Form 10QSB
period 1996-09-30
MASIMO CORP
filed 1996-11-13
CIK 937556

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
         ________________.

                       Commission file number 333-4772-LA

                               MASIMO CORPORATION

        (exact name of small business issuer as specified in its charter)

                  Delaware                                   33-0368882
         (State or other jurisdiction                     (I.R.S. Employer
         of incorporation or organization)               Identification Number)

         23361 Madero Street, Suite 100, Mission Viejo, California 92691
                    (Address of principal executive offices)

                                 (714) 586-6022
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          YES    NO X
                                                             ___   ___

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

              Class                         Outstanding at October 31, 1996
              -----
  Common Stock, $.001 par value                       2,824,498

                               MASIMO CORPORATION
                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION                                                                                  Page Number
     Item 1.  Financial Statements

                  Balance Sheets as of March 31, 1996 (audited)
                  and September 30,1996 (unaudited).......................................................          3

                  Statements of Operations (unaudited) for the three
                  months ended September 30, 1995 and 1996,
                  and for the six months ended September 30, 1995 and 1996................................          4

                  Statements of Cash Flows (unaudited) for the six months ended
                  September 30, 1995 and 1996.............................................................          5

                  Notes to Financial Statements..........................................................           6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................................................           7

PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders........................................          11

     Item 6.  Exhibits and Reports on Form 8-K............................................................         11

SIGNATURE ................................................................................................         13

                               MASIMO CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                           MARCH 31, 1996    SEPTEMBER 30, 1996
                                                                           --------------    ------------------
ASSETS                                                                                           (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                $  2,719,152        $  9,940,915
   Accounts receivable                                                                --              14,528
   Inventories                                                                   115,088             191,389
   Other current assets                                                           28,484              71,895
                                                                            ------------        ------------
         Total current assets                                                  2,862,724          10,218,727
   Fixed assets, net                                                             398,223             459,817
   Intangible assets, net                                                        353,269             421,288
   Deposits                                                                       10,426              10,426
                                                                            ------------        ------------

         Total assets                                                       $  3,624,642        $ 11,110,258
                                                                            ============        ============

LIABILITIES, MANDATORILY REDEEMABLE
PREFERRED STOCK, AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                         $     42,119        $    160,687
   Accrued liabilities                                                           298,456             311,094
   Current portion of capital lease obligations                                    6,817               1,793
   Current portion of deferred revenue                                                --              45,455
                                                                            ------------        ------------

         Total current liabilities                                               347,392             519,029
Deferred revenue                                                               1,046,000           1,046,000
                                                                            ------------        ------------

         Total liabilities                                                     1,393,392           1,565,029
                                                                            ------------        ------------

Commitments and contingencies
Mandatorily redeemable preferred stock:
   Convertible Redeemable Series B Preferred Stock, 1,125,000
     shares issued and outstanding                                             2,460,364           2,547,634
   Convertible Redeemable Series C Preferred Stock, 1,848,238
     shares issued and outstanding                                             6,656,738           6,930,470
   Convertible Redeemable Series D Preferred Stock, 1,500,000
     shares issued and outstanding                                                    --           9,234,599
                                                                            ------------        ------------

            Total mandatorily redeemable preferred stock                       9,117,102          18,712,703
                                                                            ------------        ------------

Stockholders' equity (deficit):
   Preferred stock; no par value ($0.001 par value at
     September 30, 1996), 9,000,000 shares authorized:
     Convertible Series A Preferred Stock, 805,302
       and 814,847 shares issued and outstanding at
       March 31, 1996 and September 30, 1996, respectively                     1,007,702                 815
   Common stock, no par value ($0.001 par value at
     September 30, 1996), 21,000,000 shares authorized,
     2,745,998 and 2,824,498 shares issued and outstanding at
     March 31, 1996 and September 30, 1996, respectively                         772,425               2,825
   Additional paid-in capital                                                         --           1,889,446
   Unearned compensation                                                        (249,493)           (217,136)
   Deficit accumulated during the development stage                           (8,416,486)        (10,843,424)
                                                                            ------------        ------------
         Total stockholders' equity (deficit)                                 (6,885,852)         (9,167,474)
                                                                            ------------        ------------

         Total liabilities, mandatorily redeemable preferred stock,
           and stockholders' equity (deficit)                               $  3,624,642        $ 11,110,258
                                                                            ============        ============


                 See accompanying notes to financial statements.

                               MASIMO CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                               PERIOD FROM
                                                                                                                INCEPTION
                                             FOR THE                                FOR THE                    (MAY 1, 1989)
                                        THREE MONTHS ENDED                      SIX MONTHS ENDED                  THROUGH
                                           SEPTEMBER 30,                          SEPTEMBER 30,             SEPTEMBER 30, 1996
                                   ------------------------------        ------------------------------    --------------------
                                       1995               1996              1995                1996
                                   -----------        -----------        -----------        -----------
Revenue                            $        --        $    32,128        $        --        $    74,771        $    74,771
Cost of goods sold                          --             83,669                 --            201,478            201,478
                                   -----------        -----------        -----------        -----------        -----------

   Gross margin                             --            (51,541)                --           (126,707)          (126,707)
                                   -----------        -----------        -----------        -----------        -----------

Operating expenses:
      Research and
         development                   461,970            466,027            873,717          1,043,418          5,707,862
      Selling, general and
         administrative                362,386            347,294            598,653            834,952          3,792,242
                                   -----------        -----------        -----------        -----------        -----------

      Total operating
         expenses                      824,356            813,321          1,472,370          1,878,370          9,500,104
                                   -----------        -----------        -----------        -----------        -----------

   Loss from operations               (824,356)          (864,862)        (1,472,370)        (2,005,077)        (9,626,811)
Interest income, net                   (70,169)           (66,426)          (166,118)           (93,741)          (494,984)
                                   -----------        -----------        -----------        -----------        -----------

   Loss before provision
      for income taxes                (754,187)          (798,436)        (1,306,252)        (1,911,336)        (9,131,827)

Provision for income taxes                 800                 --                800                 --              5,400
                                   -----------        -----------        -----------        -----------        -----------

      Net loss                     $  (754,987)       $  (798,436)       $(1,307,052)       $(1,911,336)       $(9,137,227)
                                   ===========        ===========        ===========        ===========        ===========

      Net loss applicable to
         common
         stockholders              $  (935,488)       $(1,133,537)       $(1,668,054)       $(2,426,938)
                                   ===========        ===========        ===========        ===========

      Net loss per common
         share                     $      (.34)       $      (.40)       $      (.61)       $      (.87)
                                   ===========        ===========        ===========        ===========

      Weighted average
         common shares
         outstanding                 2,717,566          2,812,085          2,717,532          2,799,531
                                   ===========        ===========        ===========        ===========


                 See accompanying notes to financial statements.

                               MASIMO CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             FOR THE                    PERIOD FROM
                                                                        SIX MONTHS ENDED                 INCEPTION
                                                                          SEPTEMBER 30,                (MAY 1, 1989)
                                                                --------------------------------          THROUGH
                                                                    1995                1996         SEPTEMBER 30, 1996
                                                                ------------        ------------   ---------------------
Cash flows from operating activities:
   Net loss                                                     $ (1,307,052)       $ (1,911,336)       $ (9,137,227)
   Adjustments to reconcile net loss to net cash used
   by operating activities:
     Depreciation and amortization                                    46,713              69,124             416,547
     Compensation related to stock options                            31,753              32,357              95,864
     Compensation paid by issuance of common stock                        --                  --              20,975
     Gain on sale of fixed assets                                         --                  --                (167)
     Loss on retirement of fixed assets                                   --                  --              34,065
     Writeoff of capitalized software development costs                   --                  --             210,649
     Changes in operating assets and liabilities:
        Inventories                                                       --             (76,301)           (191,389)
        Accounts receivable                                               --             (14,528)            (14,528)
        Other current assets                                        (111,711)            (43,411)            (71,895)
        Deposits                                                      (4,717)                 --             (10,426)
        Accounts payable                                             (86,054)            148,567             190,686
        Accrued liabilities                                              596              12,638             311,094
        Deferred revenue                                             500,000              45,455           1,091,455
                                                                ------------        ------------        ------------

          Net cash used by operating activities                     (930,472)         (1,737,435)         (7,054,297)
                                                                ------------        ------------        ------------

Cash flows from investing activities:
   Purchases of short-term investments available for sale            (87,900)                 --          (4,797,200)
   Proceeds from maturity of short-term investments                1,942,406                  --           4,797,200
   Purchases of fixed assets                                        (173,308)           (125,513)           (796,677)
   Proceeds from sale of fixed assets                                     --                  --                 850
   Increase in software development costs                                 --                  --            (210,649)
   Increase in intangible assets                                     (42,226)            (73,224)           (445,649)
                                                                ------------        ------------        ------------
          Net cash provided (used) by investing
          activities                                               1,638,972            (198,737)         (1,452,125)
                                                                ------------        ------------        ------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                --                  --              20,000
   Collection of note receivable from stockholder                         --                  --                 150
   Proceeds from issuance of preferred stock, net                         --           9,102,908          18,039,187
   Proceeds from issuance of common stock                                 --              60,051             463,351
   Principal payments of capital lease obligations                      (711)             (5,024)            (75,351)
                                                                ------------        ------------        ------------
          Net cash provided (used) by financing
             activities                                                 (711)          9,157,935          18,447,337
                                                                ------------        ------------        ------------
          Net increase in cash and cash equivalents                  707,789           7,221,763           9,940,915
Cash and cash equivalents at beginning of period                     954,300           2,719,152                  --
                                                                ------------        ------------        ------------

Cash and cash equivalents at end of period                      $  1,662,089        $  9,940,915        $  9,940,915
                                                                ============        ============        ============


                 See accompanying notes to financial statements.

                               MASIMO CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

(1)  BASIS OF PRESENTATION

         The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be presented for complete financial statements. The accompanying unaudited interim financial statements include all adjustments (consisting of adjustments that are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and six month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for a full year.

         The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Registrant's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on May 10, 1996 (SEC File No. 333-4772-LA, effective August 19, 1996), and the Prospectus filed pursuant to Rule 424(b)(3) with the Securities and Exchange Commission on August 20, 1996.

(2) NET LOSS PER SHARE

         Net loss per share is determined by dividing reported net loss, increased by additions to the carrying value of mandatorily redeemable preferred stock, by the weighted average number of common shares outstanding during the period. Common equivalent shares and convertible securities have been excluded from the computation because their effect would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a development stage enterprise. Since its inception in 1989, the Company has been engaged in the design, development and licensing of advanced medical technology for the noninvasive monitoring of certain physiological parameters. The Company's first products, based on its proprietary digital signal processing and sensor technology, are designed to improve the effectiveness of pulse oximetry by overcoming the inability of current monitors to precisely measure arterial blood oxygen saturation levels in the presence of certain "noise" interference and low perfusion. The Company is designing and developing monitoring instruments for a variety of other applications, including peripheral venous oximetry, fetal oximetry and noninvasive blood glucose measurement.

         Masimo licenses its technology to companies with existing installed customer bases, permitting the Company to leverage the sales and distribution channels of each of its OEM licensees without requiring the Company to allocate financial resources to develop its own sales force. The Company is currently working with its OEM licensees to incorporate Masimo SET into certain of their products. To date, only one of the Company's OEM licensees is marketing products incorporating Masimo SET.

         Since its inception, the Company has experienced significant operating losses and, as of September 30, 1996, had an accumulated deficit of $10.8 million. The Company expects to incur substantial additional losses due to increased operating expenses primarily attributable to research and development and the expansion of manufacturing activities. The Company generated a limited amount of revenue in the first and second quarters of fiscal 1997. Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including the extent to which the Company's technology and products gain market acceptance, the timing and volume of sales by the Company's OEM licensees, introduction of new monitoring technology and products by the Company's competitors, pricing of competitive products and royalty fluctuations due to changes in currency exchange ratios. Further, the timing of FDA approvals which must be obtained by the Company's licensees will affect the Company's ability to generate revenues from its technology.

RESULTS OF OPERATIONS

         Three Months Ended September 30, 1996 and 1995

         Revenue was approximately $32,000 in the three months ended September 30, 1996. Of this amount, approximately $27,000 was attributable to the amortization of prepaid licensing fees received from one of the Company's OEM licensees. The remaining approximately $5,000 of revenue recognized in this period was attributable to sales of product to two of the Company's OEM licensees. There was no revenue recognized in the three months ended September 30, 1995.

         Cost of goods sold were approximately $84,000 in the three months ended September 30, 1996. These costs were primarily attributable to the development of manufacturing capabilities and production of certain products which were shipped during this period. There was no cost of goods sold recorded in the three months ended September 30, 1995.

         Research and development expenses remained relatively constant at approximately $466,000 in the three months ended September 30, 1996, compared to approximately $462,000 in the three months ended September 30, 1995. Although payroll costs were higher in the three months ended September 30, 1996, these costs were offset by higher consulting fees associated with various projects in the three months ended September 30, 1995.

         Selling, general and administrative expenses decreased 4% to approximately $347,000 in the three months ended September 30, 1996 from approximately $362,000 in the three months ended September 30, 1995. The decrease was primarily due to less legal fees associated with license agreements partially offset by higher payroll costs due to increased staffing.

         Net interest income decreased 6% to approximately $66,000 in the three months ended September 30, 1996 from approximately $70,000 in the three months ended September 30, 1995. The decrease was due to slightly lower interest rates during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

         Six Months Ended September 30, 1996 and 1995

         Revenue was approximately $75,000 in the six months ended September 30, 1996. Of this amount, approximately $54,000 was attributable to the amortization of prepaid licensing fees received from one of the Company's OEM licenses. The remaining approximately $21,000 of revenue recognized in this period was attributable to sales of product to two of the Company's OEM licensees. There was no revenue recognized in the six months ended September 30, 1995.

         Cost of goods sold were approximately $201,000 in the six months ended September 30, 1996. These costs were primarily attributable to the development of manufacturing capabilities and production of certain products which were shipped during this period. There was no cost of goods sold recorded in the six months ended September 30, 1995.

         Research and development costs increased 19% to approximately $1.0 million for the six months ended September 30, 1996 from approximately $874,000 for the six months ended September 30, 1995. The increase was due primarily to increased development efforts on the Company's Masimo SET LNOP family of sensors and Masimo SET MS-1 printed circuit boards.

         Selling, general and administrative expenses increased 56% to approximately $835,000 for the six months ended September 30, 1996 from approximately $599,000 for the six months ended September 30, 1995. The increase was due to additional staffing, legal fees, insurance and other costs related to the commercial introduction of the Company's products to its OEM licensees in fiscal 1997.

         Net interest income decreased 44% to approximately $94,000 for the six months ended September 30, 1996 from approximately $166,000 for the six months ended September 30, 1995. The decrease was primarily due to lower average cash balances during fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through the private sale of equity securities. From its inception through September 30, 1996, the Company raised $18.5 million in net proceeds through private equity financing and stock option exercises. During the three months ended September 30, 1996, the Company consummated the sale of 1,500,000 shares of its Series D Preferred Stock and received net proceeds of approximately $9,080,000. The proceeds have been invested in short-term interest bearing Treasury Securities. To date, the Company has not made any commitments for material capital equipment acquisitions. The Company anticipates making capital equipment acquisitions of approximately $1.0 million in fiscal 1997, primarily for the development of a commercial manufacturing capability. The remaining proceeds of the sale of the Series D Preferred Stock are expected to be used to fund future research and development and for working capital and other general corporate purposes.

         During fiscal 1997 and 1998, the Company plans to increase its level of operations substantially, and in particular plans to develop a commercial manufacturing capability and expand its research and development, business development and marketing activities. Although the Company believes that the cash on hand and cash generated from the future sale of products will be sufficient to meet the Company's operating and capital requirements through fiscal 1998, there can be no assurance that the Company will not require additional financing prior to the end of fiscal 1998. If the Company's OEM licensees fail to sell sufficient quantities of either pulse oximeter systems incorporating the Masimo SET MS-1 printed circuit boards or LNOP sensors, the Company may require additional capital prior to the end of fiscal 1998. In addition, the Company may require additional capital in the future to fund growth of the Company. Any additional required financings may not be available on terms satisfactory to the Company, if at all.

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the mean of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include statements regarding (i) future research plans, expenditures and results, (ii) the potential utility of the Company's proposed products, and (iii) the need for, and availability of, additional financing.

         The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business and technology, which involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives or plans of the Company will be achieved.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On or about July 17, 1996, the Company solicited the approval of its security holders, via written consent, of (i) the adoption of its Amended and Restated Certificate of Incorporation, and (ii) the issuance and sale of up to 1,500,000 shares of Series D Preferred Stock. The Amended and Restated Certificate of Incorporation authorized the issuance of up to 1,500,000 shares of Series D Preferred Stock, $0.001 par value, and set forth the rights, preferences and privileges of the Series D Preferred Stock. The approval of the issuance and sale of the Series D Preferred Stock authorized the issuance and sale of up to 1,500,000 shares of such stock at a price not less than $6.00 per share. The Amended and Restated Certificate of Incorporation and the issuance and sale of the Series D Preferred Stock were approved by a majority of each class of securities, voting as a single class.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  11.1     Statement re:  computation of per share earnings
                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                  EXHIBIT INDEX

Exhibit
  No.                           Description

  11.1            Statement re:  computation of per share earnings
  27.1            Financing Data Schedule

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MASIMO CORPORATION



Date:  November 12, 1996               By: /S/ Joe E. Kiani
                                           ------------------
                                           Joe E. Kiani
                                           President and Chief Executive Officer