Form 10QSB
period 1996-12-31
MASIMO CORP
filed 1997-02-14
CIK 937556

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

                       Commission file number 333-4772-LA
                                              -----------

                               MASIMO CORPORATION
        (exact name of small business issuer as specified in its charter)

            Delaware                                 33-0368882
   (State or other jurisdiction          (I.R.S. Employer Identification Number)
   of incorporation or organization)

         23361 Madero Street, Suite 100, Mission Viejo, California 92691
                    (Address of principal executive offices)

                                 (714) 586-6022
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        YES             NO    X
                                           ----------     ----------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


                 Class                   Outstanding at January 31, 1997
                 -----                   -------------------------------

      Common Stock, $.001 par value                 2,824,498

                               MASIMO CORPORATION
                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION                                                         Page Number
     Item 1.  Financial Statements

              Balance Sheets as of March 31, 1996 (audited)
              and December 31,1996 (unaudited)................................................      3

              Statements of Operations (unaudited) for the three
              months ended December 31, 1995 and 1996,
              and for the nine months ended December 31, 1995 and 1996........................      4

              Statements of Cash Flows (unaudited) for the nine months ended
              December 31, 1995 and 1996......................................................      5

              Notes to Financial Statements...................................................      6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................................      7

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K................................................     11

SIGNATURE ....................................................................................     13



                               MASIMO CORPORATION
                                 BALANCE SHEETS


                                                                           MARCH 31, 1996           DECEMBER 31, 1996
                                                                        ------------------       --------------------
ASSETS                                                                                                 (UNAUDITED)
Current assets:
   Cash and cash equivalents.........................................    $       2,719,152         $        9,253,554
   Accounts receivable...............................................                                          37,456
   Inventories.......................................................              115,088                    218,408
   Other current assets..............................................               28,484                     54,257
                                                                         -----------------         ------------------
         Total current assets........................................            2,862,724                  9,563,675

   Fixed assets, net.................................................              398,223                    624,245
   Intangible assets, net............................................              353,269                    434,787
   Deposits..........................................................               10,426                     23,280
                                                                         -----------------         ------------------

         Total assets                                                    $       3,624,642         $       10,645,987
                                                                         =================         ==================

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable..................................................    $          42,119         $          148,206
   Accrued liabilities...............................................              298,456                    432,783
   Current portion of capital lease obligations......................                6,817                        733
   Current portion of deferred revenue...............................                                          18,182
                                                                         -----------------         ------------------

         Total current liabilities...................................              347,392                    599,904
Deferred revenue.....................................................            1,046,000
                                                                         -----------------         ------------------

         Total liabilities...........................................            1,393,392                    599,904
                                                                         -----------------         ------------------

Commitments and contingencies

Mandatorily redeemable preferred stock:
   Convertible Redeemable Series B Preferred Stock, 1,125,000
     shares issued and outstanding ..................................            2,460,364                  2,591,269
   Convertible Redeemable Series C Preferred Stock, 1,848,238
     shares issued and outstanding...................................            6,656,738                  7,067,336
   Convertible Redeemable Series D Preferred Stock, 1,500,000
     shares issued and outstanding ..................................                                       9,578,154
                                                                         ----------------          ------------------

            Total mandatorily redeemable preferred stock.............            9,117,102                 19,236,759
                                                                         -----------------         ------------------

Stockholders' equity (deficit):
   Preferred stock; no par value ($0.001 par value at
     December 31, 1996), 9,000,000 shares authorized:
     Convertible Series A Preferred Stock, 805,302 and
       966,362 shares issued and outstanding at March 31, 1996
       and December 31, 1996, respectively...........................            1,007,702                        966
   Common stock, no par value ($0.001 par value at
     December 31, 1996), 21,000,000 shares authorized,
     2,745,998 and 2,824,498 shares issued and outstanding at
     March 31, 1996 and December 31, 1996, respectively..............              772,425                      2,825
   Additional paid-in capital........................................                                       2,252,931
   Unearned compensation.............................................             (249,493)                  (200,816)
   Accumulated deficit...............................................           (8,416,486)               (11,246,582)
                                                                               ------------        -------------------
         Total stockholders' equity (deficit)........................           (6,885,852)                (9,190,676)
                                                                         ------------------        -------------------

         Total liabilities, mandatorily redeemable preferred stock,
           and stockholders' equity (deficit)                            $       3,624,642         $       10,645,987
                                                                         =================         ==================

                 See accompanying notes to financial statements.

                               MASIMO CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            FOR THE                                        FOR THE
                                                        THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                           DECEMBER 31,                                   DECEMBER 31,
                                             -----------------------------------------     ----------------------------------------
                                                  1995                         1996               1995                      1996
                                             -----------------------------------------     ----------------------------------------
Revenue.................................    $                        $          66,862      $                          $   141,633
Cost of goods sold......................                                       144,975                                     346,453
                                            ----------------         -----------------      -----------------     -----------------

     Gross margin.....................                                         (78,113)                                    (204,820)
                                            ----------------         -----------------      -----------------     -----------------

Operating expenses:
     Research and development...........             592,122                   489,144              1,465,839             1,532,562
     Selling, general and
         administrative.................             314,747                   436,176                913,400             1,271,128
                                            ----------------         -----------------      -----------------     -----------------

     Total operating expenses...........             906,869                   925,320              2,379,239             2,803,690
                                            ----------------         -----------------      -----------------     -----------------

Non-recurring income....................                                     1,000,000                                    1,000,000
                                            ----------------         -----------------      -----------------      -----------------

     Loss from operations...............            (906,869)                   (3,433)              2,379,239)          (2,008,510)

Interest income, net....................             (57,729)                 (125,131)               (223,847)            (218,872)
                                            ----------------         ------------------     ------------------     ----------------

     Income (loss) before provision
       for income taxes.................            (849,140)                   121,698             (2,155,392)          (1,789,638)

Provision for income taxes..............                                            800                    800                  800
                                            ----------------         ------------------     ------------------     ----------------

     Net income (loss)..................    $       (849,140)        $          120,898     $       (2,156,192)    $     (1,790,438)
                                            ================         ==================     ==================     ================

     Net loss applicable to
       common stockholders..............    $     (1,029,641)        $         (403,158)    $       (2,697,695)    $     (2,830,096)
                                            ================         ==================     ==================     ================

     Net loss per common share..........    $           (.38)        $             (.14)    $             (.99)    $          (1.01)
                                            ================         ==================     ==================     ================

     Weighted average
         common shares
         outstanding....................           2,723,533                  2,824,498              2,719,539            2,807,598
                                            ================         ==================     ==================     ================


                See accompanying notes to financial statements.

                               MASIMO CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                          FOR THE
                                                                                                     NINE MONTHS ENDED
                                                                                                        DECEMBER 31,
                                                                                                 --------------------------
                                                                                                    1995           1996
                                                                                                 -----------    -----------
Cash flows from operating activities:
    Net loss .................................................................................   $(2,156,192)   $(1,790,438)
    Adjustments to reconcile net loss to net cash used
    by operating activities:
        Depreciation and amortization ........................................................        76,377        110,846
        Compensation related to stock options ................................................        47,630         48,677
        Changes in operating assets and liabilities:
            Inventories.......................................................................       (62,409)      (103,320)
            Accounts receivable...............................................................                      (37,456)
            Other current assets..............................................................      (129,801)       (25,773)
            Accounts payable..................................................................       (14,792)       106,086
            Accrued liabilities ..............................................................        55,190         88,327
            Deferred revenue .................................................................       500,000       (981,818)
                                                                                                 -----------    -----------
              Net cash used by operating activities...........................................    (1,683,997)    (2,584,869)
                                                                                                 -----------    -----------
Cash flows from investing activities:
    Purchases of short-term investments available for sale ...................................      (130,515)
    Proceeds from maturity of short-term investments .........................................     1,942,406
    Purchases of fixed assets ................................................................      (261,159)      (326,481)
    Increase in deposits .....................................................................        (5,443)       (12,854)
    Increase in intangible assets ............................................................       (92,889)       (91,905)
                                                                                                 -----------    -----------
              Net cash provided (used) by investing activities................................     1,452,400       (431,240)
                                                                                                 -----------    -----------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock, net ...........................................                    9,496,544
    Proceeds from issuance of common stock ...................................................        16,750         60,051
    Principal payments of capital lease obligations ..........................................        (1,869)        (6,084)
                                                                                                 -----------    -----------
              Net cash provided by financing activities ......................................        14,881      9,550,511
                                                                                                 -----------    -----------
              Net increase (decrease) in cash and cash equivalents ...........................      (216,716)     6,534,402

Cash and cash equivalents at beginning of period .............................................       954,300      2,719,152
                                                                                                 -----------    -----------
Cash and cash equivalents at end of period ...................................................   $   737,584    $ 9,253,554
                                                                                                 ===========    ===========



                See accompanying notes to financial statements.

                               MASIMO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

(1)  BASIS OF PRESENTATION

         In previous periods, the Company was in the development stage.

         The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be presented for complete financial statements. The accompanying unaudited interim financial statements include all adjustments (consisting of adjustments that are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and nine month periods ended December 31, 1995 and 1996 are not necessarily indicative of the results that may be expected for a full year.

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

(2) NET LOSS PER COMMON SHARE

         Net loss per common share is determined by dividing reported net income
(loss), decreased (increased) by additions to the carrying value of mandatorily redeemable preferred stock, by the weighted average number of common shares outstanding during the period. Common equivalent shares and convertible securities have been excluded from the computation because their effect would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         In previous periods, the Company was in the development stage. Since its inception in 1989, the Company has been engaged in the design, development and licensing of advanced medical technology for the noninvasive monitoring of certain physiological parameters. The Company's first products, based on its proprietary digital signal processing and sensor technology, are designed to improve the effectiveness of pulse oximetry by overcoming the inability of current monitors to precisely measure arterial blood oxygen saturation levels in the presence of certain "noise" interference and low perfusion. The Company is designing and developing monitoring instruments for a variety of other applications, including peripheral venous oximetry, fetal oximetry and noninvasive blood glucose measurement.

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

         Since its inception, the Company has experienced significant operating losses and, as of December 31, 1996, had an accumulated deficit of $11.2 million. The Company expects to incur substantial additional losses due to increased operating expenses primarily attributable to research and development and the expansion of manufacturing activities. The Company generated a limited amount of revenue in the first and second quarters of fiscal 1997 and commenced principal operations during the third quarter of fiscal 1997. Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including the extent to which the Company's technology and products gain market acceptance, the timing and volume of sales by the Company's OEM licensees, introduction of new monitoring technology and products by the Company's competitors, and pricing of competitive products. Further, the timing of FDA approvals which must be obtained by the Company's licensees will affect the Company's ability to generate revenues from its technology.

RESULTS OF OPERATIONS

         Three Months Ended December 31, 1996 and 1995

         Revenue was approximately $67,000 in the three months ended December 31, 1996. Of this amount, approximately $27,000 was attributable to the amortization of prepaid licensing fees received from one of the Company's OEM licensees. The remaining approximately $40,000 of revenue recognized in this period was attributable to sales of product to two of the Company's OEM licensees. There was no revenue recognized in the three months ended December 31, 1995.

        In addition, the Company's product development and licensing agreement with Baxter Healthcare Corporation was terminated by mutual consent by both parties. Baxter had intended to use the Company's core technology for a new, unproven application unrelated to pulse oximetry, but was unable to demonstrate to its satisfaction the feasibility of Masimo's technology for the intended application.

        Cost of goods sold was approximately $145,000 in the three months ended December 31, 1996. These costs were primarily attributable to the development of manufacturing capabilities and production of certain products which were shipped during this period. There was no cost of goods sold recorded in the three months ended December 31, 1995.

         Research and development expenses decreased 17% to approximately $489,000 in the three months ended December 31, 1996 from approximately $592,000 in the three months ended December 31, 1995. Although payroll costs were higher in the three months ended December 31, 1996, these costs were offset by higher consulting fees and engineering supplies associated with various projects in the three months ended December 31, 1995.

         Selling, general and administrative expenses increased 39% to approximately $436,000 in the three months ended December 31, 1996 from approximately $315,000 in the three months ended December 31, 1995. The increase was primarily due to higher payroll costs as a result of increased staffing and other costs related to the commerical introduction of the Company's products to its OEM licensees in fiscal 1997.

         Non-recurring income of $1 million in the three months ended December 31, 1996 was attributable to the termination of a license agreement with one of the Company's OEM licensees and subsequent forfeiture by such OEM licensee of non-refundable prepaid royalties.

         Net interest income increased 117% to approximately $125,000 in the three months ended December 31, 1996 from approximately $58,000 in the three months ended December 31, 1995. The increase was due to higher average cash balances during the three months ended December 31, 1996 as compared to the three months ended December 31, 1995.

         Nine Months Ended December 31, 1996 and 1995

         Revenue was approximately $142,000 in the nine months ended December 31, 1996. Of this amount, approximately $82,000 was attributable to the amortization of prepaid licensing fees received from one of the Company's OEM licenses. The remaining approximately $60,000 of revenue recognized in this period was attributable to sales of product to two of the Company's OEM licensees. There was no revenue recognized in the nine months ended December 31, 1995.

         Cost of goods sold was approximately $346,000 in the nine months ended December 31, 1996. These costs were primarily attributable to the development of manufacturing capabilities and production of certain products which were shipped during this period. There was no cost of goods sold recorded in the nine months ended December 31, 1995.

         Research and development costs increased 5% to approximately $1.53 million for the nine months ended December 31, 1996 from approximately $1.47 million for the nine months ended December 31, 1995. The increase was due primarily to increased development efforts on the Company's Masimo SET LNOP family of sensors and Masimo SET MS-1 printed circuit boards.

         Selling, general and administrative expenses increased 39% to approximately $1.3 million for the nine months ended December 31, 1996 from approximately $913,000 for the nine months ended December 31, 1995. The increase was due to additional staffing, legal fees, insurance and other costs related to the commercial introduction of the Company's products to its OEM licensees in fiscal 1997.

         Non-recurring income of $1 million in the nine months ended December 31, 1996 was attributable to the termination of a license agreement with one of the Company's OEM licensees and subsequent forfeiture by such OEM licensee of non-refundable prepaid royalties.

         Net interest income decreased 2% to approximately $219,000 for the nine months ended December 31, 1996 from approximately $224,000 for the nine months ended December 31, 1995. The decrease was primarily due to lower interest rates in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its operations primarily through the private sale of equity securities. From its inception through December 31, 1996, the Company raised $18.9 million in net proceeds through private equity financing and stock option exercises. During the second quarter of fiscal 1997, the Company consummated the sale of 1,500,000 shares of its Series D Preferred Stock and received net proceeds of approximately $9,080,000. The proceeds have been invested in short-term interest bearing Treasury Securities. Through December 31, 1996, the Company has made capital equipment acquisitions of approximately $340,000, primarily for the development of a commercial manufacturing capability, and anticipates making an additional $360,000 of capital equipment acquisitions in the fourth quarter of fiscal 1997. The remaining proceeds from the sale of the Series D Preferred Stock have been and will continue to be used to fund research and development and for working capital and other general corporate purposes.

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

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include statements regarding (i) future research plans, expenditures and results, (ii) the potential utility of the Company's proposed products, and (iii) the need for, and availability of, additional financing.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  11.1     Statement re:  computation of per share earnings
                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MASIMO CORPORATION



Date:  February 12, 1997             By:    /s/ Joe E. Kiani
                                        ----------------------------
                                        Joe E. Kiani
                                        President and Chief Executive Officer

                                  EXHIBIT INDEX



Exhibit No.       Description
-----------       -----------

  11.1            Statement re:  computation of per share earnings
  27.1            Financial Data Schedule