Form 10KSB40
period 1997-03-31
MASIMO CORP
filed 1997-06-30
CIK 937556

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

MARK ONE:

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                       COMMISSION FILE NUMBER: 333-4772-LA

                               MASIMO CORPORATION
                 (Name of small business issuer in its charter)

            DELAWARE                                   33-0368882
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)

                      2852 KELVIN AVENUE, IRVINE, CA 92614
               (Address of principal executive offices) (zip code)

                    ISSUER'S TELEPHONE NUMBER: (714) 250-9688

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                    SERIES D PREFERRED STOCK, PAR VALUE $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the year ended March 31, 1997 were $367,065.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: N/A

The number of shares outstanding of Common Stock as of June 16, 1997 was 2,833,098.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Masimo Corporation ("Masimo" or the "Company") designs, develops and licenses advanced medical signal processing and sensor technology for the noninvasive monitoring of important physiological parameters. The Company was incorporated in California in May 1989 and reincorporated in Delaware in June 1996. The Company's first products, based on its proprietary signal processing and sensor technology, are designed to improve the effectiveness of pulse oximetry by overcoming the inability of current monitors to precisely measure levels of arterial blood oxygen saturation during patient movement and other interference (noise artifact) and low arterial blood flow (low perfusion). The Company and certain of its OEM licensees are also seeking to incorporate Masimo's proprietary Signal Extraction Technology (Masimo SET) into patient monitors used for a variety of other applications, including peripheral venous oximetry, fetal oximetry and noninvasive measurement of blood glucose. The Company's strategy is to license its technology to patient monitoring companies with established sales and distribution channels.

PATIENT MONITORING AND PULSE OXIMETRY

Patient monitoring systems are widely used in operating rooms and other critical care settings to provide clinicians with early warnings of patient distress and allow the initiation of treatment or the intensification of therapy, when necessary. The four most common parameters measured are electrocardiography
(ECG), blood pressure, body temperature and arterial blood oxygen saturation (pulse oximetry). Monitoring of these critical physiological parameters has become widespread not only due to their clinical utility but also in adherence to established standard of care practices. While most patient monitors were originally configured as stand-alone units, due in part to increasing pressures to reduce healthcare costs, demand is increasing for multiparameter monitors which incorporate modules to measure more than one patient parameter.

Pulse oximetry is the noninvasive measurement of the saturation levels of oxygen in arterial blood. The lack of sufficient arterial blood oxygen saturation (hypoxemia) can lead to a deficiency of oxygen reaching the tissues of the body (hypoxia). Early detection of hypoxemia is critical because hypoxia can result in brain damage and death in a matter of minutes. In addition to providing continuous monitoring of arterial blood oxygen saturation, pulse oximetry is also used to detect and report the pulse rate of the patient. Since its introduction in the early 1980s, pulse oximetry has gained wide clinical acceptance as a monitoring technology because it gives early warning of hypoxemia or a loss of pulse, is noninvasive and requires little or no special training.

Prior to the development of pulse oximetry, blood oxygen levels were detected either through visual inspection of a patient's skin color or by laboratory testing of blood. Neither method, however, provided clinicians with both accurate and real-time data. Visual inspection of skin color, for example, relies on a clinician's subjective judgment and lacks precision. Laboratory testing of blood gases, though more accurate, is time-consuming and cannot provide real-time data. Conventional pulse oximeters have improved upon traditional methods of measuring blood oxygen saturation levels by continuously and non-invasively measuring blood oxygen saturation with the assistance of finger-tip sensors attached to a microprocessor. These sensors contain light emitting diodes ("LED") that transmit red and infrared light through the tissue to a photo-detector. The photo-detector measures the amount of red and infrared light absorbed by the tissue. A microprocessor then uses mathematical algorithms to analyze the changes in light-absorption and, from this data, provides a continuous, real-time measurement of the amount of oxygen in the patient's blood. Conventional pulse oximeters display real-time data and typically give audio and visual alerts when the patient's blood oxygen saturation or pulse rate falls below or rises above certain prescribed levels, thereby allowing the health care clinician to initiate treatment or to intensify therapy on a real-time basis to prevent the serious clinical consequences of hypoxia.

Pulse oximetry is widely accepted and used as a standard patient monitor in operating rooms ("ORs"), recovery rooms and intensive care units ("ICUs"), including neonatal intensive care units ("NICUs"). In the over 20 million annual surgical procedures performed in the United States in which anesthesia is administered, pulse oximeters are used as part of the standard protocol of monitoring procedures. Pulse oximeters are regularly used in recovery rooms after surgical procedures until the effects of anesthesia have worn off. Pulse oximetry is also widely used in the ICU, permitting a wider range of health care personnel to monitor continuously and noninvasively the patient's blood oxygen saturation and pulse. While the use of pulse oximetry in operating rooms and critical care units is widely accepted, the Company believes there is a substantial opportunity to extend the use of pulse oximetry to lower cost intermediate care settings such as stepdown units, subacute centers and the general ward. As a result of pressure to reduce costs of health care and the length of hospital stays, an increasing number of patients with a risk of hypoxia are being admitted to these intermediate care settings. However, due to the limitations of existing patient monitoring technology, pulse oximetry has not been widely adopted in these settings.

LIMITATIONS OF CONVENTIONAL PULSE OXIMETERS

The effectiveness of conventional pulse oximeters is limited by a number of factors including the corruption of physiological readings caused by noise artifact and low perfusion. Noise artifact is caused by patient movement (such as shivering, kicking by infants and hand squeezing), ambient light (such as heating lamps or sunlight) and electromagnetic interference (such as interference caused by electrocautery instruments). These noise sources can create interfering signals that corrupt the desired signal being measured by the pulse oximeter and results in an inaccurate measurement. In cases of low perfusion, such as experienced by many elderly and critically ill patients, the physiological signal that the pulse oximeter is attempting to measure may be weak and inadequate for measurement. This can result in a complete failure by the pulse oximeter to obtain a measurement of arterial blood oxygen saturation. Further, the combination of noise artifact with low perfusion exacerbates the difficulty in measuring arterial blood oxygen saturation because the noise artifact can "drown out" weak physiological signals. These limitations result in inaccurate measurement of this important physiological parameter and false alarms. As a result, pulse oximeters have proven to be ineffective in intermediate care settings. In addition, the Company believes that conventional pulse oximeter alarms are deactivated in many ICUs and other critical care settings.

The clinical community has recognized these limitations and manufacturers of pulse oximeters are seeking technological solutions to these commonly recognized problems. Certain devices have been developed which attempt to filter out unwanted noise. These filters, however, have been largely ineffective in solving the problems of motion artifact and low perfusion. Other devices have attempted to minimize the effects of unfiltered noise by "freezing" when noise is detected and repeating the last measurement until a new clean signal is detected and a new measurement can be displayed. Still other devices have attempted to average the signal over a longer period of time (long-averaging) to reduce the effect of temporary erroneous measurements. These solutions, however, do not provide the clinician with continuous, real-time information and can be unreliable in critical medical situations.

THE MASIMO SOLUTION

The Company believes that pulse oximeters which incorporate the Company's proprietary, Masimo SET technology can offer the following clinical advantages over conventional pulse oximeters:

      * ACCURATE REAL-TIME MEASUREMENT. Masimo SET is designed to deliver critical, potentially life-saving information to the clinician in real-time. By utilizing proprietary algorithms and sensor designs, Masimo SET eliminates the need to utilize techniques such as "freezing" and "long-averaging" of signals. The Company believes that the ability to provide accurate and reliable information in critical medical situations will enhance current applications of pulse oximetry and expand its use in a variety of other patient care settings.

      * MOTION ARTIFACT RESISTANCE. Masimo SET is designed to identify and eliminate noise caused by patient movement and provide an accurate measurement of the patient's blood oxygen saturation and pulse rate. The Company believes that the motion artifact resistance of Masimo SET will enhance the performance of pulse oximeters in NlCUs and pediatric care units and expand their use in intermediate care units, emergency care and ambulatory settings, skilled nursing facilities and the home.

      * LOW PERFUSION RESISTANCE. Masimo SET is designed to better detect and measure blood oxygen saturation in patients who suffer from low perfusion, such as the elderly, neonates and the critically ill. The Company believes that this enhances the performance of pulse oximeters in critical medical situations when the need for accurate and reliable measurement is most needed.

      * ELECTROMAGNETIC INTERFERENCE AND AMBIENT LIGHT RESISTANCE. The proprietary technology contained in Masimo SET MS-1 boards and Low Noise Optical Probe ("LNOP") sensors is designed to shield or eliminate noise caused by ambient light, electrocautery instruments and other electromagnetic interference, thereby permitting pulse oximetry to function reliably in NlCUs and ORs and during emergency medical transportation.

The clinical advantages of Masimo SET have already been demonstrated in five published studies. In a March 1994 study conducted at the University of California, Irvine, the impact of motion artifact and low perfusion on the performance of a pulse oximeter incorporating Masimo SET was analyzed and Masimo SET was shown to have superior performance in comparison to conventional pulse oximeters. Another study was conducted at Northwestern University in September 1994 on recovery room patients under simulated low perfusion conditions. This study concluded that monitors incorporating Masimo SET had a significantly decreased incidence of false alarms compared to monitors incorporating the leading market technology. In a subsequent study performed at the University of California, Irvine in January 1995, monitors incorporating Masimo SET were shown to have superior performance in comparison to a number of other pulse oximeters, one of which had been specifically designed to cure motion artifact. In October 1995, a comparison of a monitor incorporating Masimo SET with a leading pulse oximeter was conducted at the University of Michigan on patients in the recovery room. This study reported that the monitor incorporating Masimo SET showed a marked decrease in loss of signal, false alarms and false alarm duration when compared to the performance of the conventional pulse oximeter. Most recently, the results of a study specifically focused on the Neonatal Intensive Care Unit
(NICU) were presented at the May 1997 American Lung Association Meeting. This NICU based comparison concluded that there was significant improvement in motion artifact rejection and low perfusion performance of monitors incorporating Masimo SET when compared to a leading pulse oximetry product.

In order to enhance wide market acceptance, the Company has designed Masimo SET to be easily integrated into conventional monitoring systems, thereby providing patient monitoring companies with the option of retrofitting existing instruments depending upon their current configuration. In addition, because Masimo SET provides arterial blood oxygen saturation data in the same format as conventional pulse oximeters, little or no additional clinical education is required.

BUSINESS STRATEGY

The Company's objectives are to establish Masimo SET as the standard for pulse oximetry, extend its use to new patient care settings and develop noninvasive monitoring of other physiological parameters. The key elements of the Company's strategy for attaining its objectives are as follows:

ESTABLISH MASIMO SET AS THE STANDARD FOR PULSE OXIMETRY. The Company's goal is to establish Masimo SET as the standard for pulse oximetry. To promote the acceptance of Masimo SET, the Company will continue to seek to enhance the medical profession's perception of Masimo SET by facilitating clinical studies, enlisting respected scientists to participate in testing and evaluating the technology and publishing the results of their clinical studies in professional journals. In addition, the Company believes that its growing number of OEM licensees is likely to influence others in the industry to adopt Masimo SET.

COMMERCIALIZE TECHNOLOGY THROUGH OEM LICENSE ARRANGEMENTS WITH LEADING PATIENT MONITORING COMPANIES. The Company licenses its proprietary technology to leading patient monitoring companies for incorporation into their products. The Company believes that patient monitoring companies with established sales and distribution channels will facilitate broad commercialization of its technology and products. Currently, the Company has OEM license agreements with Kontron Instruments, Ltd. ("Kontron"), Healthdyne Technologies, Inc. ("Healthdyne"), Ohmeda, Inc., a subsidiary of BOC Health Care, Inc. ("Ohmeda"), Datascope Corp. ("Datascope"), NEC Corporation ("NEC") and Zoll Medical Corporation ("Zoll"). These companies are licensed to use Masimo SET in pulse oximetry products and the Company has agreed with Healthdyne to jointly develop other products based on Masimo SET. The Company is engaged currently in discussions with additional patient monitoring companies.

ESTABLISH MASIMO AS A LEADING SUPPLIER OF SENSORS. The Company intends to establish itself, through relationships with its OEM licensees, as a leading supplier of patient monitoring sensors, thereby generating a source of recurring revenue for the Company. The Company believes that demand for its sensors will increase because the optimal performance of Masimo SET is attained only when Masimo SET MS-1 printed circuit boards are used in conjunction with Masimo SET LNOP sensors. In addition, the Company expects that its OEM licensees will promote the sale of the Company's sensors because they will receive a substantial share of the profits derived from sensor sales.

EXPAND MARKET FOR PULSE OXIMETRY. The Company believes that because conventional pulse oximeters are often ineffective during conditions of patient movement and low blood perfusion, their widespread adoption beyond ORs, recovery rooms and ICUs has been limited. The Company believes that Masimo SET will be able to substantially overcome the problems of noise artifact and low perfusion and provide significantly improved performance in pulse oximeters, particularly in less acute care settings. As a result of this improved performance, the Company expects the demand and market for pulse oximeters to increase.

APPLY MASIMO SET TO OTHER EXISTING NONINVASIVE MONITORING APPLICATIONS. The Company believes that Masimo SET can be used in other existing noninvasive monitoring applications, such as blood pressure, electrocardiography and respiration monitoring. The Company believes that development of such applications involves adapting the Company's pulse oximetry software algorithms, sensors and hardware. The Company is currently evaluating applications to focus future development efforts.

ENABLE NONINVASIVE MONITORING OF INVASIVELY MONITORED PARAMETERS. The Company believes that with Masimo SET and its expertise in digital signal processing, spectroscopy and electro-optical design, it can develop products that will noninvasively monitor physiological parameters which currently can only be monitored by invasive techniques. The Company is currently exploring the continuous noninvasive monitoring of blood pressure, total hemoglobin count and blood glucose. The Company believes the blood glucose monitoring market represents a large market opportunity, and it intends to devote resources to the development of a noninvasive blood glucose monitoring technology.

TECHNOLOGY AND PRODUCTS

Masimo SET MS-1 Printed Circuit Boards

Masimo SET MS-1 printed circuit boards are primarily based on new digital signal processing techniques and a new method for invivo measurement. Conventional pulse oximeters have unsuccessfully attempted to eliminate noise by utilizing conventional fixed filters. Conventional fixed filters allow certain frequencies to pass through the filter while blocking others that are not within the prescribed range. For example, a conventional bandpass filter operating in a range of lHz to 10Hz will filter or reject all frequencies below lHz and above 10Hz. However, if noise is introduced within the bandwidth range established by the filter, such as patient motion which could have a frequency of 2Hz, noise will be allowed to pass through the filter and be measured by the monitor together with the desired physiological signal, effectively corrupting the measurement. To overcome the inherent limitations of conventional fixed filters, adaptive filters have been used to reject predicted noise from the measurement by tuning the filter parameters to the noise's predicted frequency characteristics, known as "noise reference." Adaptive filters have been used effectively in industries such as telecommunications, defense and aerospace. These adaptive filters are designed to pass desired signals and reject undesired signals, such as noise, by relying on either predictable signals or predictable noise and rejecting the noise. Certain classes of signals, however, are not predictable. For example, a normal heart rate has considerable beat-to-beat variability. Many noise artifacts are also unpredictable making it difficult to establish a noise reference. For example, patient movement can have a frequency of 2Hz at one moment and 3Hz at the next moment. As a result, adaptive filters to date have not been effective in the patient monitoring field.

Masimo SET enables the use of adaptive filters in medical applications by using proprietary techniques to accurately establish the noise reference in the physiological signal that is received by the sensor. To create the noise reference, the Company uses the incoming time series of signals and maps them into an x-y plot where the x axis is all of the possible oxygen saturation values (e.g., from 0 to 100%), and the y axis is the probability values for such oxygen saturation existing in the incoming time series signals (known as photo-plethysmography in pulse oximetry applications). This represents a new way of analyzing photo-plethysmographic waveforms for measuring arterial blood oxygen saturation. Before the introduction of Masimo SET, the pulse oximetry industry relied on the ratio of incoming signals, the red wavelength intensity divided by the infrared wavelength intensity, to measure blood oxygen saturation. During patient movement and low perfusion situations, however, this measurement method results in erroneous readings because noise may corrupt the signal or the signal may be too weak to be properly measured. By mapping the photoplethysmographic signals, the signal and noise contributions are separated. Once the noise contribution is identified, it can be input into an adaptive filter (Adaptive Noise Canceller) which eliminates the noise that is in the same bandwidth as the desired physiological signal, thereby resulting in a substantially "clean" waveform, enabling the accurate, direct calculation of the patient's blood oxygen saturation and pulse rate.

Masimo SET LNOP Sensors

The Company has developed a line of disposable and reusable patient sensors for use with pulse oximeters that utilize Masimo SET MS-1 boards. The Company has designed different sensors for adults, children, infants and pre-term infants. The Company's sensors optimize Masimo SET algorithm performance by reducing noise caused by patient movement, electromagnetic interference, including electrocautery devices, and ambient light. The Company has accomplished this by designing a compressible cavity area over the photo-detector contained in the sensor. During patient movement, this compressible cavity is designed to keep the patient's soft tissue substantially uncompressed, thereby maintaining the uniformity of the optical path length. In addition, the cavity is designed to stabilize the venous blood from accelerating back and forth during patient movement thereby reducing the noise caused by such acceleration. Further, because the photo-detector is recessed in the cavity, ambient light is less likely to hit the photo-detector. The Company's sensors also shield the photo-detector from noise caused by electrocautery devices and other electromagnetic interference.

LICENSING AND DEVELOPMENT AGREEMENTS

The Company licenses its technology to companies with installed customer bases, permitting the Company to leverage the sales and distribution channels of each OEM licensee without requiring the Company to allocate substantial financial resources to develop its own sales force. Currently, the Company has agreements with Kontron, Healthdyne, Ohmeda, Datascope, NEC, and Zoll. The Company intends to devote substantial efforts to the marketing of Masimo SET to patient monitoring companies.

In December 1995, the Company entered into a purchasing and licensing agreement with Kontron pursuant to which Kontron may purchase Masimo SET MS-1 boards and LNOP sensors for incorporation into products manufactured and distributed by Kontron. Kontron has recently introduced pulse oximeter products containing Masimo SET in Europe, the Far East, the Middle East and Australia.

In April 1996, the Company entered into a purchasing and licensing agreement with Healthdyne. Pursuant to the terms of this agreement, Healthdyne obtained a nonexclusive license to use Masimo SET for inclusion in pulse oximeter products manufactured and distributed by Healthdyne and the right to purchase the Company's Masimo SET MS-1 boards and LNOP sensors. In addition, under the terms of this agreement, the Company and Healthdyne have agreed that they shall develop two additional product lines for Healthdyne utilizing Masimo SET. The first product line consists of fetal oximetry instruments for use in monitoring the fetus' oxygen saturation and pulse rate during labor and delivery. The second product line consists of oximetry apnea instruments for use in various applications, including in-home SIDS monitoring. Pursuant to the terms of this agreement, the Company has agreed not to license or supply to certain competitors in the field under certain circumstances (i) fetal oximetry technology or products for up to eight years, and (ii) oximetry apnea technology for up to four years. The Company and Healthdyne are currently conducting studies on a fetal oximetry product and, pending positive outcome of the clinical trials, the Company expects Healthdyne to launch the product outside the United States in late 1997.

In May 1996, the Company entered into a nonexclusive purchasing and licensing agreement with Ohmeda for the Company's Masimo SET MS-1 boards and LNOP sensors pursuant to which Ohmeda may purchase Masimo SET MS-1 boards and LNOP sensors for incorporation into Ohmeda's stand alone pulse oximeter instruments. Under the terms of the agreement, Ohmeda is obligated to pay Masimo royalties on shipments of products incorporating Masimo SET.

In June 1996, the Company entered into a nonexclusive purchasing and licensing agreement with Datascope for the Company's Masimo SET MS-1 boards and LNOP sensors pursuant to which Datascope may manufacture Masimo SET MS-1 boards and purchase LNOP sensors for incorporation into products produced by Datascope that monitor pulse oximetry. Under the terms of the agreement, Datascope is obligated to pay Masimo royalties on shipments of products incorporating Masimo SET. The Company does not expect to realize revenues pursuant to its agreement with Datascope prior to fiscal 1998.

During January 1997, the Company entered into a non-exclusive purchasing and licensing agreement with NEC for the Company's Masimo SET MS-1 boards and LNOP sensors for incorporation into NEC's stand alone pulse oximeter instruments. NEC has recently introduced pulse oximeter products containing Masimo SET in Japan.

During April 1997, the company entered into a purchasing and licensing agreement with Zoll. Pursuant to the agreement, Zoll obtained a non-exclusive license to incorporate the Masimo SET MS-1 boards into patient monitoring/defibrillation products manufactured and distributed by Zoll, and the right to purchase and distribute the Company's LNOP sensors. Under the terms of the agreement, Zoll was obligated to pay Masimo a license fee upon signing the agreement as consideration for the license granted.

The Company will be dependent upon a small number of OEM licensees for marketing, selling and distributing products that incorporate Masimo SET. These licensees will generate a significant portion of the Company's future revenues. The Company's success will depend in part upon whether the Company's OEM licensees devote a sufficient amount of resources to the promotion of products which incorporate the Company's technology. Because these products may represent a relatively small portion of an OEM licensees' business and since certain of the Company's OEM licensees offer competitive products, there can be no assurance that the Company's OEM licensees will devote sufficient attention to the products incorporating Masimo SET. Furthermore, although the Company has certain contractual rights with each of its OEM licensees, any legal remedies that the Company may have in the event of breach would be costly to exercise and may not provide the Company with meaningful relief. The Company has agreed to indemnify each of its OEM licensees against claims of infringement of intellectual property rights, and the Company's rights to terminate the agreements with each of its OEM licensees are limited. The failure of the Company's OEM licensees to successfully market, sell or distribute products incorporating the Company's technology, the loss of OEM agreements or the inability to enter into future OEM licenses would have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH AND PRODUCT DEVELOPMENT

The Company believes that ongoing research and development efforts are essential to its success. The Company's current research and development efforts are focused on the development of Masimo SET printed circuit boards which utilize lower power, can be manufactured at a lower cost and have improved performance, and the development of new sensors. The Company is also investigating the application of Masimo SET to new or noninvasive parameters, such as fetal oximetry, peripheral venous oximetry and noninvasive blood glucose measurement. On certain projects, the Company's research and development activities are performed internally by its research and development staff and on certain other projects in cooperation with its OEM licensees. Through March 31, 1997, no research and development activities had been funded by any of the Company's OEM licensees. The Company expects its research and development expenditures to increase in fiscal 1998.

MANUFACTURING

The Company's Masimo SET MS-1 printed circuit boards and LNOP sensors are currently manufactured by third party manufacturers. By relying on contract manufacturers, the Company hopes to enter into and maintain cost effective manufacturing arrangements, minimize capital investment and focus its energies on the transition of its pulse oximeter technologies and products from development to commercial production.

The Company has entered into a contract with Electro Surface Technology ("Electro Surface"), an established medical manufacturer, for the production of Masimo SET MS-1 boards. The Company has entered into a contract with United Detectors Technology ("UDT"), an established manufacturer of pulse oximetry sensors, for the manufacture of its Masimo SET LNOP sensors. The Company monitors its third party manufacturers and performs inspections and product tests at various steps in the manufacturing cycle to ensure compliance with the Company's specifications.

The Company and its contract manufacturers rely on sole source suppliers for certain components, including LEDs, digital signal processor chips and analog to digital converter chips. The Company and its contract manufacturers have taken steps to minimize the impact of a shortage or stoppage of shipments of LEDs, digital signal processor chips or analog to digital converter chips, including maintaining excess inventory and designing software that may be easily ported to another digital signal processor chip. In the event of a delay or disruption in the supply of single source components, the Company believes that it and its contract manufacturers will be able to locate additional sources of these single source components on commercially reasonable terms and without experiencing material disruption in the Company's business or operations. If, however, due to a change in circumstances the Company or its contract manufacturers were unable to locate additional replacement suppliers or third party manufacturers on a timely basis, such loss of the Company's sole source suppliers or third party manufacturers would have a material adverse effect on the Company's business, financial condition and results of operations.

While the Company intends to rely on third parties to manufacture Masimo SET MS-1 boards, the Company's long-term manufacturing strategy includes the development of an in-house capability to manufacture Masimo SET LNOP sensors in commercial quantities. The Company, however, plans to continue to use third party manufacturers for Masimo SET LNOP sensors as a second source for as long as practicable. The Company has no experience in manufacturing its Masimo SET LNOP sensors in commercial quantities. The manufacturing process for sensors is complex and requires precision in manufacturing and testing finished products. Manufacturers often encounter difficulties in scaling up production of products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. There can be no assurance that the Company will be able to develop a manufacturing capability, attract, train and retain the required personnel, including personnel skilled in manufacturing processes, obtain regulatory approval to manufacture sensors at its facility or manufacture sensors at a commercially reasonable cost.

COMPETITION

The medical device industry is characterized by extensive research efforts and rapid technological change. There are a number of companies which currently offer, and are in the process of developing, pulse oximeter technologies and products. The Company also believes that other medical device companies will compete with the Company with respect to other technologies and products currently being researched and developed by the Company, such as noise artifact resistant pulse oximetry, fetal oximetry and non-invasive blood glucose measurement. The Company expects that competition in the patient monitoring field will be based primarily on the performance and breadth of the product provided, physician, health care provider and patient acceptance, price and effective sales and marketing efforts. Although the Company believes that its pulse oximetry technology and products are well positioned to compete successfully, there can be no assurance that the Company will be able to do so. Many of the Company's competitors and potential competitors have substantially greater financial, technical and human resources than the Company, and have substantially greater experience in developing products, obtaining regulatory approvals and marketing and manufacturing medical devices. In addition, technologies or products may be developed that are more effective or less costly than any which have been or are being developed by the Company or that would render the Company's technology or products obsolete or not competitive. In addition, the Company believes that a number of manufacturers of pulse oximeters have signed exclusive purchasing contracts with large hospitals and hospital networks that could limit the number of potential customers for products incorporating the Company's technology in the hospital market or preclude the Company's OEM licensees from selling to a substantial portion of the hospital market. The Company believes that there has been and may continue to be a trend toward consolidation of hospitals and hospital buying groups and, to the extent that such hospitals or buying groups have contracts with competitors of the Company's OEM licensees, such consolidations could prevent the Company's technology from penetrating a substantial portion of the market for pulse oximeters. Furthermore, as a result of potential pricing practices in the market for pulse oximeters, the Company's OEM licensees may be required, among other things, to offer substantial discounts or extended payment terms on products incorporating Masimo SET which could have a material adverse effect on the Company's revenue.

Currently, the Company's principal direct competitor in the pulse oximetry market is Nellcor Puritan Bennett Incorporated ("Nellcor"), which has a dominant market share in medical sensor sales. In addition, the Company indirectly competes with companies such as Hewlett-Packard Company and Marquette Electronics, Inc., which manufacture multi-parameter patient monitoring systems. Because the Company's strategy is to license Masimo SET to patient monitoring companies on a nonexclusive basis, a number of the Company's direct and indirect competitors may in the future become customers. The Company believes that the principal competitive factors in the pulse oximetry market are performance, price, product features, market reputation and breadth of sales and distribution efforts. There can be no assurance that the Company or its OEM licensees will be able to compete successfully or that competition will not have a material adverse effect on the Company's businesses, financial condition and results of operations.

PATENTS AND PROPRIETARY RIGHTS

The Company considers the protection of its technology to be material to its business. In addition to seeking United States patent protection for its inventions, patent applications have been filed in selected foreign countries, including Canada, Japan, Australia and Western European countries, in order to protect its proprietary rights to inventions. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

The success of the Company will depend, in part, on its ability to obtain patents and protect trade secrets. Masimo has 7 issued U.S. patents and 15 pending U.S. patent applications relating to its technologies. In addition, the Company has 4 foreign patents and 25 pending foreign patent applications Patent applications relating to the Company's Masimo SET LNOP sensors are currently pending. The medical device and pulse oximetry industries have been characterized by extensive litigation regarding patents and other intellectual property rights. There can be no assurance that the Company's issued patents, or any patents that may issue, will provide proprietary protection or competitive advantages, or that any of the Company's patents will not be challenged, invalidated or circumvented, that any claims which are included in pending or future patent applications will issue, that third parties will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to use or license its technologies and products either in the United States or in international markets. The commercial success of the Company will also depend in part upon its ability to avoid infringing upon patents issued or that may be issued to others. There can be no assurance that patents belonging to others will not require the Company to alter its technology and products, pay licensing fees or cease development of its current or future technology and products. Although patent and intellectual property disputes in the medical device industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could subject the Company to significant liability and prevent the Company from selling or licensing its technologies and products, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any litigation regarding infringement could result in substantial costs to the Company and be time consuming, could divert the attention of the Company's key employees from other matters and could materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of the litigation. In addition, to determine the priority of inventions, the Company may have to participate in interference proceedings declared by the PTO or in proceedings before foreign agencies with respect to any of its existing patents or patent applications or any future patents or patent applications, any of which could result in substantial costs to the Company and the diversion of the Company's key employees. The Company also relies on trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire equivalent technology or that the Company can maintain such technology or trade secrets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. The failure or inability of the Company to protect its intellectual property rights could have a material adverse effect on its business, financial condition and results of operations.

The Company has several registered trademarks in the United States including "Masimo," "SET," "LNOP" and the Company's logo. In addition, the Company has applied for registration of the following trademarks in the United States:
"Autoprocal," "Procal," "DST" and "FST". There can be no assurance that the registered or unregistered trademarks of the Company are valid or that such trademarks do not infringe upon third party rights. If the Company is required to change its trademarks, it could result in significant expenses and have a material adverse effect on the Company's business, financial condition and results of operations.

The Company also relies on unpatented trade secrets, proprietary know-how and continuing technological innovation which it seeks to protect, in part, by confidentiality agreements with its OEM licensees, collaborators, employees and consultants. These agreements typically provide that all confidential information developed or made known to the individual or entity during the course of the individual's or entity's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions related to the Company's business and the employee's job position that are conceived by the individual shall be the exclusive property of the Company. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets or know how will not otherwise become known or be independently discovered by competitors. Further, there can be no assurance that the Company will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques.

GOVERNMENT REGULATION

The products to be marketed and manufactured by the Company and the products into which the Company's technology will be incorporated, are medical devices under the Federal Food, Drug, and Cosmetics Act, as amended, and the regulations promulgated thereunder (the "FDC Act"). Accordingly, they are subject to extensive regulation by the United States Food and Drug Administration (the "FDA") and, in some instances, by foreign and state governments. Pursuant to the FDC Act, the FDA regulates the clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the manufacturer must obtain market clearance through either the 510(k) premarket notification process or the lengthier PMA application process. Noncompliance with applicable requirements, including current good manufacturing practices ("CGMP"), can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company. In the United States, medical devices are classified into one of three classes (Class I, II, or III), on the basis of the controls deemed necessary by FDA to reasonably assure their safety and effectiveness. Under FDA regulations, Class I devices are subject to general controls (for example, labeling, PREMARKET notification, and adherence to CGMP) and Class II devices are subject to general and special controls (for example, performance standards, post market surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (for example, life-sustaining, life supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

Before a new medical device can be introduced into the market, the manufacturer must generally obtain marketing clearance through either a 510(k) notification or a pre-market approval ("PMA") application. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device or to a Class III medical device for which the FDA has not called for a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information or data are needed before a substantial equivalence determination can be made. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. A request for additional data may require that clinical studies of the device's safety and efficacy be performed. It generally takes from three to twelve months from the date of submission to obtain a 510(k) clearance, but it may take longer.

A "not substantially equivalent" determination, or a request for additional information, could delay the market introduction of new products by the Company or its OEM licensees and could have a materially adverse effect on the Company's business, financial condition and results of operations. Modifications or enhancements to the Company's products, or the products of its OEM licensees that incorporate the Company's products, that could significantly affect the safety or efficacy of the device or that constitute a major change to the intended use of the device, will require new 510(k) submissions.

If a proposed device is found not to be substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which FDA has called for PMAs, a PMA application must be filed. There can be no assurance that the Company or its OEM licensees will not be required to file a PMA in respect to the Company's Masimo SET MS-1 boards and LNOP sensors or applications of the Company's technology. A PMA application must be supported by valid scientific evidence, which typically includes extensive data, including human clinical trial data, to demonstrate the safety and effectiveness of the device. The PMA process typically takes significantly longer than the 510(k) route to market. FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but it may take significantly longer, especially if the FDA requires further studies or other additional information. The PMA process can be expensive, uncertain and time-consuming, and a number of devices for which FDA approval of a PMA has been sought by other companies have never been approved for marketing.

If human clinical trials of a device are required in connection with either a 510(k) notification or a PMA, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) is required to file an investigational device exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is reviewed and approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs, but not the FDA. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling and use of the device is stopped once the required number of clinical subjects is reached. For significant risk devices an IDE supplement must be submitted to and approved by the FDA before a sponsor or an investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety, or welfare of human subjects.

The Company's OEM licensees will be required to obtain 510(k) premarket clearance from the FDA for products that incorporate Masimo SET MS-1 boards and LNOP sensors prior to being commercially distributed in the United States. The Company submitted a 510(k) notice for a pulse oximeter incorporating its Masimo SET MS-1 board and LNOP sensors in July 1996 to facilitate its OEM licensees in obtaining 510(k) clearance for their products that incorporate Masimo SET MS-1 boards and LNOP sensors. The company received clearance from the FDA on its 510(k) notice in February 1997. In the future, the Company may submit additional 510(k)s to address additional claims or uses, such as claims regarding motion artifact and use with low perfusion rates. The Company also could be required to obtain 510(k) clearance of its Masimo SET MS-1 boards and LNOP sensors if the Company were in the future to seek to sell or promote its products directly to end users. Even though the Company has obtained premarket clearance for its products, there can be no assurance that the Company's OEM licensees that incorporate Masimo SET MS-1 boards and LNOP sensors into their existing patient monitoring devices will be successful in obtaining premarket clearance for the resulting devices in a timely manner, or at all. Modifications or changes to the Company's products or claims, or those of its OEM licensees, may require the submission of additional 510(k) notices. Failure on the part of the Company or its OEM licensees to obtain such 510(k) clearances would have a material adverse effect on the Company's business, financial condition and results of operations.

Products manufactured or distributed by the Company, its contract manufacturers, and its OEM licensees, pursuant to FDA clearances or approvals will be subject to continuing and pervasive regulation by the FDA, including record keeping requirements and reporting of adverse experiences with the use of the device. Medical device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies, including the California State Department of Health Services, Food and Drug Branch. The FDC Act requires devices to be manufactured in accordance with Quality System regulations which impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities.

Labeling and promotional activities are subject to scrutiny by the FDA and in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for uncleared or unapproved uses. The Company, its products, and those of its OEM licensees that incorporate the Company's products, are also subject to a variety of state laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local regulations may hinder the Company's ability to market its products in those states or localities. Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

The introduction of the Company's products in foreign markets will also subject the Company and its OEM licensees, to foreign regulatory requirements which may impose additional substantial costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on medical devices. In addition, each country has its own tariff regulations, duties and tax requirements. The approval by the FDA and foreign government authorities is unpredictable and uncertain, and no assurance can be given that the necessary approvals or clearances will be granted to either the Company or its OEM licensees on a timely basis or at all. Delays in receipt of, or a failure to receive, such approvals or clearances, or the loss of any previously received approvals or clearances by the Company or its OEM licensees, could have a material adverse effect on the business, financial condition and results of operations of the Company.

The Company's products and those of its OEM licensees are subject to continued and pervasive regulation by the FDA and other foreign and domestic regulatory authorities. Changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Company, its contract manufacturers or its OEM licensees, to comply with regulatory requirements. Failure on the part of the Company, its contract manufacturers or its OEM licensees, to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws or regulations will not have a material adverse effect upon the Company's business, financial condition and results of operations.

PRODUCT LIABILITY INSURANCE

The Company's technology and products have applications related to patient physiological status and other clinically critical information. Any failure by the Company's products to provide accurate and timely information could expose the Company's to risk from product liability claims. The Company currently maintains product liability insurance, with limits of $5,000,000 per occurrence and $6,000,000 in the aggregate, per year. There can be no assurance that the Company's insurance will be adequate to cover future product liability claims, or that the Company will be successful in maintaining adequate product liability insurance at acceptable rates, if at all. Any losses that the Company may suffer from future liability claims, and the effect that any product liability claims may have upon the reputation and marketability of the Company's technology and products, together with diversion of the attention of the Company's key employees, may have a material adverse effect on the Company's business, financial condition and results of operations. Products as complex as the Company's sometimes contain errors, particularly in software components, that remain undetected, despite rigorous testing, until used in a variety of situations by many customers under varying circumstances. Such errors can result in expensive product recalls, product liability claims or warranty expenditures.
There can be no assurance that the Company will not be subject to any such expenses or product liability claims, that such claims will not result in liability in excess of any applicable insurance coverage or that the Company's insurance will cover any expenses or claims made.

EMPLOYEES

At March 31, 1997, the Company had 40 full-time employees, 22 of which were engaged in research and development activities and 18 of which were engaged in manufacturing, quality assurance and regulatory affairs, sales and marketing, and general and administrative functions. None of the employees are represented by a union. The Company believes that its relations with its employees are good.


ITEM 2. PROPERTIES

In April 1997, the Company entered into a lease agreement for 29,162 square feet of manufacturing, laboratory, and office space in Irvine, California. The term of the lease is from May 1, 1997 through May 31, 2002. In mid June 1997, the Company moved to this new facility from its previous locations in Mission Viejo, California and Denver, Colorado. The lease for the Mission Viejo facility of approximately 11,000 square feet expires on June 30, 1997. The lease for the Denver facility of approximately 2,700 square feet was on a month-to-month basis and was terminated May 31, 1997. The Company believes that the new facility will be adequate for the Company's space requirements for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

None.


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's securities have not been registered under the Securities Exchange Act and, as such, there is no public trading market. There were approximately 73 holders of the Company's common stock on March 31, 1997.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

Masimo licenses its technology to companies with existing installed customer bases, permitting the Company to leverage the sales and distribution channels of each of its OEM licensees without requiring the Company to allocate financial resources to develop its own sales force. The Company is currently working with its OEM licensees to incorporate Masimo SET into certain of their products. To date, two of the Company's OEM licensees are marketing products that incorporate Masimo SET.

Since its inception, the Company has experienced significant operating losses and, as of March 31, 1997, had an accumulated deficit of $11.9 million. The Company expects to incur substantial additional losses due to increased operating expenses primarily attributable to research and development and the continued development and expansion of manufacturing activities. The Company generated a limited amount of revenues in fiscal 1997. Results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including the extent to which the Company's technology and products gain market acceptance, the timing and volume of sales by the Company's OEM licensees, introduction of new monitoring technology and products by the Company's competitors, and pricing of competitive products. Further, the timing of FDA and other regulatory approvals which must be obtained by the Company's licensees will affect the Company's ability to generate revenues from its technology.

RESULTS OF OPERATIONS

Fiscal Years Ended March 31, 1997 and 1996

Revenue was approximately $367,000 in fiscal 1997. Of this amount, $100,000 was attributable to prepaid, nonrefundable licensing fees received from one of the Company's OEM licensees. The remaining approximately $267,000 of revenue recognized in this period was attributable to sales of product to OEM licensees. There was no revenue recognized in fiscal 1996.

Cost of goods sold were approximately $633,000 in fiscal 1997. These costs were primarily attributable to the development of manufacturing capabilities and production of certain products which were shipped during the year. There was no cost of goods sold recorded in fiscal 1996.

Research and development expenses decreased 5% to approximately $2.1 million in fiscal 1997 from approximately $2.2 million in fiscal 1996. Although payroll costs were higher in fiscal 1997, these costs were offset by higher consulting fees and engineering supplies associated with various projects in fiscal 1996.

Selling, general and administrative expenses increased 35% to approximately $1.8 million in fiscal 1997 from approximately $1.3 million in fiscal 1996. The increase was due to additional staffing, legal fees, insurance and other costs related to the commercial introduction of the Company's products to its OEM licensees in fiscal 1997.

Non-recurring income of $1 million in fiscal 1997 was attributable to the termination of a license agreement with one of the Company's OEM licensees and subsequent forfeiture by such OEM licensee of non-refundable advance royalties.

Net interest income increased 25% to approximately $327,000 in fiscal 1997 from approximately $263,000 in fiscal 1996. The increase was due to higher average cash balances during fiscal 1997 resulting from the sale of Series D Preferred Stock in August 1996.

Fiscal Years Ended March 31, 1996 and 1995

Research and development costs increased 156% to $2.2 million in fiscal 1996 from $855,000 in fiscal 1995. The increase was due primarily to increased development efforts on the Company's Masimo SET LNOP family of sensors and Masimo SET MS-1 printed circuit boards. In addition, in fiscal 1996 the Company incurred expenses related to the establishment of manufacturing capabilities for the Company's products.

Selling, general and administrative expenses increased 154% to $1.3 million in fiscal 1996 from $511,000 in fiscal 1995. The increase was due to additional staffing, legal fees, insurance and other costs related to preparing for the commercial introduction of the Company's products to its OEM licensees in fiscal 1997.

Net interest income increased 211% to approximately $263,000 in fiscal 1996 from approximately $84,000 in fiscal 1995. The increase was due to higher average cash balances during fiscal 1996 resulting from the sale of Series C Preferred Stock in January 1995.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations primarily through the private sale of equity securities. From its inception through March 31, 1997, the Company has raised $18.9 million in net proceeds through private equity financing and stock option and warrant exercises. During August 1996, the Company sold 1,500,000 shares of its Series D Preferred Stock for net proceeds of $9,110,000. From inception through March 31, 1997, the Company has used cash of $8.8 million to fund operations and $1.2 million for capital equipment purchases. The proceeds from the sale of Series D Preferred Stock have been, and will continue to be, used to fund research and development and for working capital and other general corporate purposes.

During May 1997, the Company entered into a credit facility with Comerica Bank (the "Bank") pursuant to which it may borrow up to a maximum of $2,285,000. The credit facility has an equipment line of up to a maximum of $1,750,000. Advances bear interest at the Bank's Base Rate plus 1.5%. The equipment line expires on April 30, 1998. The credit facility a working capital line of up to a maximum of $250,000. Advances bear interest at the Bank's Base Rate plus 1.25%. The working capital line expires on July 15, 1998. The credit facility also has a letter of credit facility of up to a maximum of $285,000, of which $265,582 has been issued but not drawn on as of the date hereof. The letter of credit expires on April 30, 1998 but has a one year automatic extension unless the Bank elects not to renew. The final expiration is May 2, 1999. Advances bear interest at the Bank's Base Rate plus 3%. The credit facility is collateralized by substantially all of the assets of the Company and requires the Company to maintain certain financial ratios and covenants. During June 1997, the Company borrowed approximately $305,000 for capital equipment acquisitions.

As of March 31, 1997, the Company did not have any commitments for material capital equipment acquisitions. The Company anticipates making capital equipment acquisitions of approximately $2 million in fiscal 1998, primarily for the development of a commercial manufacturing capability.

During fiscal 1998, the Company plans to increase its level of operations substantially, and in particular plans to develop a commercial manufacturing capability and expand its research and development, business development and marketing activities. Although the Company believes that the remaining proceeds from the Series D offering, cash generated from the future sale of products, and funds available under the credit facility will be sufficient to meet the Company's operating and capital requirements through fiscal 1998, there can be no assurance that the Company will not require additional financing prior to the end of fiscal 1998. If the Company's OEM licensees fail to sell sufficient quantities of either pulse oximeter systems incorporating the Masimo SET MS-1 printed circuit boards or LNOP sensors, the Company may require additional capital prior to the end of fiscal 1998. In addition, the Company may require additional capital in the future to fund growth of the Company. Any additional required financings may not be available on terms satisfactory to the Company, if at all.


RECENTLY ISSUED ACCOUNTING STANDARDS

During February 1997, SFAS No. 128, "Earnings Per Share," was issued. This statement will require a change in the calculation of earnings per share for financial statements issued for periods ending after December 15, 1997. Early adoption is not permitted.


FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include statements regarding (i) future research plans, expenditures and results, (ii) the potential utility of the Company's proposed products, and (iii) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business and technology, which involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the foward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               MASIMO CORPORATION
                          INDEX TO FINANCIAL STATEMENTS


                                                                       PAGE
                                                                       ----
Report of Independent Accountants...............................        17

Balance Sheets As Of March 31, 1996 and 1997....................        18

Statements of Operations For The Years Ended March 31, 1996 and
   1997.........................................................        19

Statements of Stockholders' Equity (Deficit) For the Years
   Ended March 31, 1996 and 1997................................        20

Statements of Cash Flows For The Years Ended March 31, 1996 and
   1997.........................................................        21

Notes to Financial Statements...................................        22




ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                        REPORT OF INDEPENDENT ACCOUNTANTS

                           --------------------------


The Board of Directors and Stockholders
Masimo Corporation
Irvine, California


We have audited the accompanying balance sheets of Masimo Corporation (the "Company") as of March 31, 1996 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Masimo Corporation at March 31, 1996 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.

Newport Beach, California
May 16, 1997

                               MASIMO CORPORATION

                                 BALANCE SHEETS


                                                                                                    March 31,
                                                                                           -----------------------------
                                                                                               1996           1997
                                                                                           -----------------------------
                                                        ASSETS

Current assets:
   Cash and cash equivalents                                                                $ 2,719,152   $   8,084,925
   Accounts receivable                                                                                          162,179
   Inventories                                                                                  115,088         211,781
   Other current assets                                                                          28,484         100,237
                                                                                           ----------------------------
         Total current assets                                                                 2,862,724       8,559,122

Fixed assets, net                                                                               398,223         745,764
Intangible assets, net                                                                          353,269         507,904
Other assets                                                                                     10,426           9,700
                                                                                           ----------------------------

         Total assets                                                                       $ 3,624,642   $   9,822,490
                                                                                           ============================


                                       LIABILITIES, REDEEMABLE PREFERRED STOCK,
                                          AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                         $    42,119   $     291,589
   Accrued liabilities                                                                          298,456         444,267
   Current portion of capital lease obligations                                                   6,817
                                                                                           ----------------------------
         Total current liabilities                                                              347,392         735,856

Deferred revenue                                                                              1,046,000
                                                                                           ----------------------------
         Total liabilities                                                                    1,393,392         735,856
                                                                                           ----------------------------

Commitments and contingencies

Redeemable preferred stock:
   Convertible Redeemable Series B Preferred Stock, 1,125,000 shares issued and
       outstanding (liquidation preference of $2,632,347 at March 31, 1997)                   2,460,364       2,634,903
   Convertible Redeemable Series C Preferred Stock, 1,848,238 shares issued and
       outstanding (liquidation preference of $7,218,257 at March 31, 1997)                   6,656,738       7,204,202
   Convertible Redeemable Series D Preferred Stock, 1,500,000 shares issued and
       outstanding (liquidation preference of $11,078,814 at March 31, 1997)                                  9,921,709
                                                                                           ----------------------------
         Total redeemable preferred stock                                                     9,117,102      19,760,814
                                                                                           ----------------------------

Stockholders' equity (deficit):
   Preferred stock; no par value and $0.001 par value at March 31, 1996 and
      1997, respectively, 9,000,000 shares authorized:
      Convertible Series A Preferred Stock, 805,302 and 966,362 shares issued and outstanding at March 31, 1996 and 1997, respectively (liquidation preference
        of $1,581,210 at March 31, 1997)                                                      1,007,702            966
   Common stock; no par value and $0.001 par value at March 31, 1996 and 1997, respectively, 21,000,000 shares authorized, 2,745,998 and 2,831,998 shares
      issued and outstanding at March 31, 1996 and 1997, respectively                           772,425          2,832
   Additional paid in capital-Series A Preferred Stock                                                       1,393,280
   Unearned compensation                                                                       (249,493)      (146,723)
   Accumulated deficit                                                                       (8,416,486)   (11,924,535)
                                                                                           ----------------------------
         Total stockholders' equity (deficit)                                                (6,885,852)   (10,674,180)
                                                                                           ============================
         Total liabilities, redeemable preferred stock, and
           stockholders' equity (deficit)                                                   $ 3,624,642   $  9,822,490
                                                                                           ============================


   The accompanying notes are an integral part of these financial statements.

                               MASIMO CORPORATION

                            STATEMENTS OF OPERATIONS




                                                                      For The Years Ended March 31,
                                                                      -------------------------------
                                                                           1996            1997
                                                                      --------------- ---------------

Revenue:
   Product sales                                                                            $267,065
   License fees                                                                              100,000
                                                                      ------------------------------

         Total revenue                                                      -                367,065

Cost of goods sold                                                                           632,791
                                                                      ------------------------------

         Gross margin                                                       -               (265,726)
                                                                      ------------------------------

Operating expenses:
   Research and development                                              $2,189,745        2,076,336
   Selling, general and administrative                                    1,300,786        1,749,934
                                                                      ------------------------------

         Total operating expenses                                         3,490,531        3,826,270
                                                                      ------------------------------

Non-recurring income                                                        -             (1,000,000)
                                                                      ------------------------------

         Loss from operations                                            (3,490,531)      (3,091,996)

Interest income, net                                                       (262,842)        (327,326)
                                                                      ------------------------------

         Loss before provision for income taxes                          (3,227,689)      (2,764,670)

Provision for income taxes                                                      800              800
                                                                      ------------------------------

         Net loss                                                       ($3,228,489)     ($2,765,470)
                                                                      ==============================

         Net loss applicable to common stockholders                     ($3,950,492)     ($4,329,182)
                                                                      ==============================

         Net loss per common share                                           ($1.45)          ($1.54)
                                                                      ==============================

         Weighted average common shares outstanding                       2,726,118        2,812,083
                                                                      ==============================








   The accompanying notes are an integral part of these financial statements.

                               MASIMO CORPORATION

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   For The Years Ended March 31, 1996 and 1997





                                               Series A Preferred Stock          Common Stock          Additional Paid in Capital
                                              -----------------------------------------------------------------------------------
                                                 Shares        Amount       Shares        Amount        Series A        Common
                                              -----------------------------------------------------------------------------------

Balance at March 31, 1995                          805,302   $1,007,702    2,717,498        $430,675

Stock options exercised                                                       28,500          28,750
Compensation related to stock options
   granted                                                                                   313,000
Accretion of redemption value on
   redeemable preferred stock
Net loss
                                              ----------------------------------------------------------------------------------

Balance at March 31, 1996                          805,302    1,007,702    2,745,998         772,425

Incorporation in Delaware with par value
   stock                                                     (1,006,897)                    (769,679)     $1,006,897     $769,679

Stock options exercised                                                        76,000             76                       63,724
Warrants exercised                                 161,060          161                                      386,383
Compensation related to stock options
   granted
Reversal of unearned compensation for stock
   options canceled                                                                                                       (42,260)

Issuance of common stock for settlement
   of accounts payable                                                         10,000             10                       29,990
Accretion of redemption value on
   redeemable preferred stock                                                                                            (821,133)

Net loss

                                              ----------------------------------------------------------------------------------

Balance at March 31, 1997                          966,362      $966        2,831,998         $2,832      $1,393,280       -
                                              ============= ============= ============ ============== =============== =============


                                                  Unearned      Accumulated
                                                Compensation      Deficit          Total
                                               --------------------------------------------

Balance at March 31, 1995                                       ($4,465,994)     ($3,027,617)

Stock options exercised                                                               28,750
Compensation related to stock options
   granted                                       ($249,493)                           63,507
Accretion of redemption value on
   redeemable preferred stock                                       (722,003)       (722,003)
Net loss                                                          (3,228,489)     (3,228,489)
                                               ---------------------------------------------

Balance at March 31, 1996                         (249,493)       (8,416,486)     (6,885,852)

Incorporation in Delaware with par value                                                -
   stock

Stock options exercised                                                               63,800
Warrants exercised                                                                   386,544
Compensation related to stock options                                                 60,510
   granted                                         60,510
Reversal of unearned compensation for stock
   options canceled                                42,260                               -

Issuance of common stock for settlement
   of accounts payable                                                                30,000
Accretion of redemption value on
   redeemable preferred stock                                     (742,579)       (1,563,712)

Net loss                                                        (2,765,470)       (2,765,470)
                                               ---------------------------------------------

Balance at March 31, 1997                        ($146,723)     ($11,924,535)   ($10,674,180)
                                               =============================================


   The accompanying notes are an integral part of these financial statements.

                               MASIMO CORPORATION

                            STATEMENTS OF CASH FLOWS




                                                                                  For The Years Ended March 31,
                                                                                --------------------------------
                                                                                     1996             1997
                                                                                --------------------------------
Cash flows from operating activities:
   Net loss                                                                         ($3,228,489)    ($2,765,470)
   Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization                                                     119,914         175,412
      Compensation related to stock options granted                                      63,507          60,510
      Loss on retirement of fixed assets                                                 34,065
      Changes in operating assets and liabilities:
         Accounts receivable                                                                           (162,179)
         Inventories                                                                   (115,088)        (96,693)
         Other assets                                                                   (16,494)        (67,277)
         Accounts payable                                                              (106,030)        249,470
         Accrued liabilities
                                                                                        143,065          99,811
         Deferred revenue
                                                                                        500,000      (1,000,000)
                                                                                -------------------------------
                  Net cash used by operating activities
                                                                                     (2,605,550)     (3,506,416)
                                                                                -------------------------------

Cash flows from investing activities:
   Proceeds from maturity of short-term investments                                   4,797,200
   Purchases of fixed assets                                                           (323,830)       (507,843)
   Increase in intangible assets                                                       (127,625)       (169,745)
                                                                                -------------------------------
                  Net cash provided (used) by investing activities                    4,345,745        (677,588)
                                                                                -------------------------------

Cash flows from financing activities:
   Proceeds from issuance of preferred stock, net of offering costs                                   9,496,544
   Proceeds from issuance of common stock
                                                                                         28,750          60,050
   Principal payments of capital lease obligations
                                                                                         (4,093)         (6,817)
                                                                                -------------------------------
                  Net cash provided by financing activities                              24,657       9,549,777
                                                                                -------------------------------

                  Net increase in cash and cash equivalents                           1,764,852       5,365,773

Cash and cash equivalents at beginning of year                                          954,300       2,719,152
                                                                                ===============================
Cash and cash equivalents at end of year                                             $2,719,152      $8,084,925
                                                                                ===============================


Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest                                                                             $265            $802
      Taxes                                                                                $800            $800

   Noncash investing and financing activities:
      Accretion of redemption value of redeemable preferred stock                      $722,003      $1,563,712
      Equipment acquired under capital lease obligations                                 $8,088
      Reversal of unearned compensation for stock options canceled                                      $42,260
          Stock issued for settlement of accounts payable                                               $30,000





   The accompanying notes are an integral part of these financial statements.

                               MASIMO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               -------------------


1.   DESCRIPTION OF THE COMPANY:

In May 1989, Masimo Corporation ("Masimo" or the "Company") was incorporated in California, and reincorporated in Delaware in June 1996, to design, develop and license advanced medical technology for the noninvasive monitoring of certain physiological parameters. The Company's first products, based on its proprietary digital signal processing and sensor technology, are designed to improve the effectiveness of pulse oximetry by overcoming the inability of current monitors to precisely measure arterial blood oxygen saturation levels in the presence of certain "noise" interference and low perfusion. The Company is designing and developing monitoring instruments for a variety of other applications, including peripheral venous oximetry, fetal oximetry and noninvasive blood glucose measurement. Masimo licenses its technology to companies with existing installed customer bases, permitting the Company to leverage the sales and distribution channels of each of its customers without requiring the Company to allocate financial resources to develop its own sales force. The Company is currently working with its customers to incorporate Masimo's technology into certain of their products. To date, two of the Company's customers are marketing products incorporating Masimo's technology in Europe and Japan.

In June 1996, the Company completed a 1-for-2 split of the Company's common and preferred stock which has been given retroactive effect with respect to all share and per share amounts presented in the accompanying financial statements.

The Company was considered a development stage enterprise in prior years.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash And Cash Equivalents:

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid investments which are readily convertible into known amounts of cash and have a maturity of three months or less when acquired to be cash equivalents.

Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market.

Fixed Assets:

Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years, or over the lesser of the term of the lease or the estimated useful life of the asset for assets under capital lease. Normal repairs and maintenance are expensed as incurred whereas significant improvements which materially increase values or extend useful lives are capitalized and depreciated over the remaining estimated useful lives of the related assets.

Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation or amortization are removed from the accounts. Any gain or loss on the sale or retirement is recognized in current operations.

Intangible Assets:

Intangible assets consist of patents and trademarks. Costs related to acquiring patents and trademarks are capitalized and amortized over their estimated useful lives using the straight-line method. Patents and trademarks are amortized over 10 and 17 years, respectively, which commences once final approval of the patent or trademark has been obtained. Application costs are charged to operations when it is determined that the patent or trademark will not be obtained.

                               MASIMO CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               -------------------


Deferred Revenue:

Deferred revenue consists of license fees and nonrefundable advance royalties under certain licensing agreements. Nonrefundable advance royalties are recognized as revenue upon commencement of related product sales based upon the terms of the agreement. In fiscal 1997, one of the Company's license agreements was terminated by mutual consent and $1,000,000 of nonrefundable advance royalties were recognized as non-recurring income. License fees are amortized over the term of the respective agreement using the straight-line method.

Revenue Recognition:

The company recognizes revenue from product sales at the time of shipment. Provisions are recorded for estimated sales returns. License fees and royalties revenue is recognized ratably over the terms of the related agreements.

Software Development Costs:

Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed." Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized during fiscal 1996 or 1997.

Research And Development:

Research and development expense includes personnel costs, materials, depreciation on equipment and an allocation of facility costs, all of which are directly related to research and development activities. As of March 31, 1997, no research and development activities had been funded by third parties.

Income Taxes:

In accordance with SFAS No. 109, "Accounting for Income Taxes", deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Management's Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

Accounting For Employee Stock Options:

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation". In conformity with the provisions of SFAS No. 123, the Company has determined that it will not change to the fair value method prescribed by SFAS No. 123 and will continue to follow Accounting Principle Board Opinion No. 25 for measurement and recognition of employee stock-based transactions. The disclosure requirements of SFAS No. 123 have been adopted in fiscal 1997.

                               MASIMO CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               -------------------


Fair Value Of Financial Instruments:

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At March 31, 1997, management believes that the carrying amount of cash equivalents approximates fair value because of the short maturity of these financial instruments.

Net Loss Applicable to Common Stockholders:

Net loss applicable to common stockholders is the amount of net loss increased by additions to the carrying value of redeemable preferred stock during the respective period.

Net Loss Per Common Share:

Net loss per common share has been computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Common equivalent shares and convertible securities have been excluded from the computation because their effect would be anti-dilutive.

Reclassifications:

Certain reclassifications have been made to the fiscal 1996 financial statements to conform to the fiscal 1997 presentation.

Recently Issued Accounting Standards:

During February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement will require a change in the calculation of earnings per share for financial statements issued for periods ending after December 15, 1997. Early adoption is not permitted.

3. FIXED ASSETS:

Fixed assets consist of the following as of March 31:


                                                                                  1996           1997
                                                                             --------------------------
Furniture and fixtures ..........................................               $ 64,190       $ 86,403
Computer and office equipment ...................................                230,970        462,308
Machinery and tools .............................................                 76,168        223,779
Optics and test equipment........................................                289,581        360,243
Demonstration units .............................................                                15,600
                                                                             ---------------------------
                                                                                 660,909      1,148,333
Less, Accumulated depreciation and amortization .................               (262,686)      (422,987)
Add, Construction in progress ...................................                                20,418
                                                                             ---------------------------
                                                                                $398,223       $745,764
                                                                             ===========================

                               MASIMO CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               -------------------

4. INTANGIBLE ASSETS:



                                                                                 1996            1997
                                                                             ----------------------------
Patents....................................................                     $350,482        $508,281
Trademarks.................................................                       10,392          22,338
                                                                             ----------------------------
                                                                                 360,874         530,619
Less, Accumulated amortization ............................                       (7,605)        (22,715)
                                                                             ============================
                                                                                $353,269        $507,904
                                                                             ============================



5. PREFERRED STOCK:

Series A

Holders of Series A Preferred Stock are entitled to receive annual noncumulative preferred cash dividends on each outstanding share at a rate of $.09 per share if declared by the Board of Directors. At March 31, 1997, no dividends have been declared. In the event of voluntary or involuntary liquidation, holders of Series A Preferred Stock will be entitled to receive, prior to any distribution to common stockholders, an amount equal to $1.10 per Series A Preferred Share plus an amount equal to 9% per annum, cumulative from the date the first Series A Preferred Share was issued. Each share of Series A Preferred Stock is convertible, at the option of the holder or automatically at the closing of an initial public offering, into common stock at an initial conversion rate of one-to-one. The conversion rate is subject to adjustment upon the occurrence of certain equity transactions, as defined.

In fiscal 1997, 161,060 warrants to purchase shares of Series A Preferred Stock were exercised at $2.40 per share for proceeds of $386,544. As of March 31, 1997, there were no more warrants outstanding.

Series B

Holders of Series B Preferred Stock are entitled to receive annual cumulative (from November 21, 1992) preferred cash dividends on each outstanding share at a rate of $.144 per share, increasing to $.156 per share on and after December 21, 1993, upon declaration by the Company's Board of Directors. At March 31, 1997, no dividends have been declared. Total dividends in arrears at March 31, 1996 and 1997 were $510,597 and $686,097, respectively. In the event of voluntary or involuntary liquidation of the Company, holders of Series B Preferred Stock will be entitled to receive, prior to any distribution to common and Series A Preferred stockholders, an amount equal to $1.73 per Series B Preferred Share plus all unpaid, accumulated cumulative dividends. The holders of Series A Preferred Stock and Series B Preferred Stock, voting separately as one class, are entitled to elect one director. Each share of Series B Preferred Stock is convertible, at the option of the holder or automatically at the closing of an initial public offering, into common stock at an initial conversion rate of one-to-one. The conversion rate is subject to adjustment upon the occurrence of certain equity transactions, as defined. On December 10, 1999, 2000 and 2001, the Company will be obligated to redeem one-third, respectively, of any outstanding Series B Preferred Stock at a redemption price of $1.73 per share, plus any accrued and unpaid dividends. The Company records the incremental increase in per share redemption price through periodic additions to Series B Preferred Stock and charges to common stock-additional paid in capital and, for amounts in excess of common stock additional paid in capital, to the accumulated deficit, over the period from issuance to December 10, 1999.

Series C and Series D

In August 1996, the Company sold 1,500,000 shares of Series D Preferred Stock at a price of $7.00 per share raising proceeds of $9,110,000, net of offering costs of $1,420,000, of which $30,000 was paid in common stock of the Company.

                               MASIMO CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               -------------------


Holders of Series C and Series D Preferred Stock are entitled to receive annual cumulative preferred cash dividends on each outstanding share at a rate of $.2934 and $.63 per share, respectively, upon declaration by the Company's Board of Directors. At March 31, 1997, no dividends have been declared. Total dividends in arrears on Series C Preferred Stock at March 31, 1996 and 1997 were $650,728 and $1,193,001, respectively. Total dividends in arrears on Series D Preferred Stock at March 31, 1997 was $578,814. In the event of voluntary or involuntary liquidation of the Company, holders of Series C and Series D Preferred Stock will be entitled to receive, as one class, prior to any distribution to common, Series A Preferred, and Series B Preferred stockholders, an amount equal to $3.26 per Series C Preferred Share and $7.00 per Series D Preferred Share plus all unpaid, accumulated cumulative dividends. The holders of Series C Preferred Stock, voting as one class, are entitled to elect one director. On all other matters, all of the shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock will be voted with the shares of common stock as one class. Each share of Series C and Series D Preferred Stock is convertible, at the option of the holder or automatically at the closing of an initial public offering, into common stock at an initial conversion rate of one-to-one. The conversion rate is subject to adjustment upon the occurrence of certain equity transactions, as defined. On December 10, 1999, 2000 and 2001, the Company will be obligated to redeem one-third, respectively, of any outstanding Series C and Series D Preferred Stock at a redemption price of $3.26 and $7.00 per share, respectively, plus any accrued and unpaid dividends. The Company records the incremental increase in per share redemption price through periodic additions to Series C and Series D Preferred Stock and charges to common stock additional paid in capital and, for amounts in excess of common stock-additional paid in capital, to the accumulated deficit, over the period from issuance to December 10, 1999.

6. COMMON STOCK:

Certain stockholders, both common and preferred, have preemptive rights to purchase any of the Company's capital stock except in the event of an initial public offering. No cash dividends shall be paid to common stockholders unless an equal dividend is paid to all preferred stockholders in an amount for each share of preferred stock equal to the aggregate amount of such dividend for all common stock into which each such share of preferred stock could then be converted.

At March 31, 1997, the Company has reserved 5,439,600 shares of common stock for issuance upon conversion of the Series A, Series B, Series C, and Series D Preferred Stock.

7. STOCK OPTION PLAN:

The Company's 1989 Incentive Stock Option, Nonqualified Stock Option, and Restricted Stock Purchase Plan (the "1989 Plan") provides for the issuance of options to purchase up to 1,000,000 shares of the Company's common stock to eligible officers, key employees, nonemployee directors and consultants of the Company at prices not less than the fair market value of the common stock on the date the option is granted, as determined by the Board of Directors. The options vest over 5 years, unless otherwise provided, and expire five or ten years from the date of grant. In May 1996, the Company adopted the 1996 Incentive Stock Option, Nonqualified Stock Option, and Restricted Stock Purchase Plan (the "1996 Plan"), which provides for the issuance of options to purchase up to 200,000 shares of the Company's common stock, with basically the same terms as the 1989 Plan. No options will be granted under this plan until all authorized shares of the 1989 plan have been granted, which had not occurred as of March 31, 1997.

The Company may terminate either Plan at any time. If not terminated sooner, the 1989 Plan terminates on September 26, 1999 and the 1996 Plan terminates on May 4, 2006.

                               MASIMO CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               -------------------

The number and weighted average exercise price of options issued and outstanding under the 1989 Plan, at exercise prices of between $.50 and $3.00 per share, are as follows for the years ended March 31:



                                                                      AVERAGE                     AVERAGE
                                                                     EXERCISE                     EXERCISE
                                                         1996          PRICE        1997            PRICE
                                                     ------------- ------------ -------------- ------------
   Options outstanding, beginning of
   period                                               190,000         $0.77       366,700          $0.96

       Granted                                          259,500          1.05       434,700           3.00

       Canceled                                         (54,300)         0.71       (24,000)          0.60

       Exercised                                        (28,500)         1.01       (76,000)          0.84
                                                     -------------               -------------
   Options outstanding, end of
   period                                               366,700         $0.96       701,400          $2.25
                                                     =============               =============
   Options exercisable, end of
   period                                               118,450         $0.81       141,283          $1.39
                                                     =============               =============

The difference between the exercise price and the fair market value of the options at the dates of grant is accounted for as unearned compensation and amortized to expense over the related vesting period. During fiscal 1996, $313,000 of unearned compensation was recorded, of which $63,507 was amortized to expense. During fiscal 1997, $42,260 of unearned compensation was reversed due to the cancellation of certain unvested options and $60,510 was amortized to expense.

The schedule below reflects the weighted average exercise price and the weighted average grant-date fair value for options whose (1) exercise price equaled the market price of the stock on the grant date and (2) exercise price was less than the market price of the stock on the grant date for all options granted during the years ended March 31:



                                          NUMBER     AVERAGE     AVERAGE      AVERAGE         UNEARNED
                                            OF       EXERCISE      FAIR        PRICE        COMPENSATION
   1996                                  OPTIONS      PRICE       VALUE      DIFFERENCE       RECORDED
   ----                                 ----------- ----------- ----------- ------------- -----------------
   Exercise price equal to fair value       49,000       $3.00     $3.00        $0.00                  $0
   Exercise price less than fair value     210,500        0.60      2.37         1.77             373,000
                                        -----------                                       -----------------
                                           259,500       $1.05     $2.49        $1.44             373,000
                                        ===========
   Less: Options canceled in 1996                                                                 (60,000)
                                                                                          -----------------
                                                                                                 $313,000
                                                                                          =================
   1997
   ----

   Exercise price equal to fair value      434,700       $3.00       $3.00      $0.00                  $0
                                        ===========                                       =================


The Company has adopted the disclosure only provisions of SFAS No. 123. Had compensation expense for the Company's stock options plan been determined based on the fair value at the grant date for awards in fiscal 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been reduced to the pro forma amounts indicated below:


                                                                                1996             1997
                                                                           ---------------- ---------------
Net loss                                          as reported                 ($3,228,489)    ($2,765,470)
                                                  pro forma                   ($3,234,403)    ($2,831,174)

Net loss applicable to common stockholders        as reported                 ($3,950,492)    ($4,329,182)
                                                  pro forma                   ($3,956,406)    ($4,394,886)

Net loss per common share                         as reported                      ($1.45)         ($1.54)
                                                  pro forma                        ($1.45)         ($1.56)


                               MASIMO CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               -------------------


The fair value of each option is estimated on the date of grant using the Minimum Value Calculation option-pricing model with the following weighted-average assumptions used for grants in fiscal 1996 and 1997: Dividend yield of 0%; expected volatility of 0%; risk-free rate of 6.34%; and expected lives of 4.37 years.

Because the determination of the fair value of all options granted includes the factors described in the preceding paragraph and, because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of net income or loss for future years.

The schedule below reflects the number and weighted average exercise price of outstanding and exercisable options as of March 31, 1997 segregated by exercise price ranges:



                                             OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                --------------------------------------------------------------------------
                                    NUMBER          AVERAGE        AVERAGE        NUMBER        AVERAGE
                                      OF           EXERCISE       REMAINING         OF          EXERCISE
EXERCISE PRICE RANGE                OPTIONS          PRICE          LIFE          OPTIONS        PRICE
----------------------------------------------------------------------------------------------------------
$0.50 to $0.60                      218,700          $0.59        2.8 years        94,350         $0.58
$3.00                               482,700           3.00        9.3 years        46,933          3.00
                                ----------------                               --------------
                                    701,400          $2.25        7.3 years       141,283         $1.39
                                ================                               ==============


8. COMMITMENTS AND CONTINGENCIES:

Operating Leases:

The Company rents its facility through an operating lease agreement which extends through June 1997. Future minimum lease payments under this lease are $19,000 for the year ended March 31, 1998.

Rent expense related to operating leases was $111,096 and $135,090 for the years ended March 31, 1996 and 1997, respectively.

Employee Benefit Plan:

In fiscal 1996, the Company adopted a Retirement Savings and Investment Plan (the "Plan") covering substantially all of the Company's full-time employees who meet certain eligibility requirements. The Company may contribute to the Plan on a discretionary basis. As of March 31, 1997, the Company has never contributed to the Plan.

Employment Agreements:

In May 1996, the Company revised existing employment agreements with two of its officers. These agreements provide for aggregate annual base salaries of $295,000, plus other benefits, with annual increases at the discretion of the Board of Directors or its Compensation Committee. The agreements provide for annual bonuses based on the Company's attainment of certain operating income. The agreements have a term of three years, are subject to renewal and may be terminated by the Company with or without cause as defined in the agreements. If either of these agreements is terminated by the Company without cause, the Company's severance liability is two years of base salary. If such termination occurs on or after June 30, 1998, the Company shall vest all of the individual's stock options and issue such stock as additional compensation.

                               MASIMO CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               -------------------

Concentrations of Risk:

The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally-insured limits. The Company invests its excess cash deposits with a major bank and in government securities.

While the Company and its contract manufacturers rely on sole source suppliers for certain components, steps have been taken to minimize the impact of a shortage or stoppage of shipments such as maintaining excess inventory and designing software that may be easily modified to use a different component.

Two customers represent the majority of accounts receivable at March 31, 1997 and product revenues for the year ended March 31, 1997.


9. INCOME TAXES:

The following table presents the current and deferred provision for income taxes for the years ended March 31:



                                                                                   1996           1997
                                                                               ----------------------------
Current:

Federal............................................................

State..............................................................                $800           $800
                                                                               ----------------------------
                                                                                    800            800
Deferred:

Federal............................................................

State..............................................................
                                                                               ----------------------------
                                                                                   $800           $800
                                                                               ============================


The temporary differences which give rise to the deferred tax provision (benefit) for the years ended March 31, consist of:



                                                                               1996             1997
                                                                         ---------------------------------
Capitalized start-up costs......................................            $   96,054     $    95,196
Capitalized research and development costs......................              (881,200)       (405,918)
Change in accounting method.....................................               123,923
Accrued liabilities.............................................               (37,434)         (1,030)
Accrued royalties...............................................              (216,500)        452,918
Other...........................................................                (7,982)        (10,553)
Tax credits.....................................................              (170,566)        (71,077)
Net operating losses............................................              (507,823)     (1,222,959)
Change in valuation allowance...................................             1,601,528       1,163,423
                                                                         ---------------------------------
                                                                            $        -     $         -
                                                                         =================================


The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended March 31, as follows:



                                                                               1996              1997
                                                                         ------------------ ---------------
Statutory regular federal income tax rate................                      (34.0)%          (34.0)%
Change in federal valuation allowance....................                       39.0             35.0
Other....................................................                       (5.0)            (1.0)
                                                                         ------------------ ---------------
                                                                                 0.0 %            0.0 %
                                                                         ================== ===============

                               MASIMO CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               -------------------


The temporary differences which give rise to the deferred tax asset as of March 31, are as follows:



                                                                               1996             1997
                                                                          --------------------------------
Capitalized start-up costs...................................               $   301,455      $   206,259
Capitalized research and development costs...................                 1,702,089        2,108,007
Tax credits..................................................                   349,771          420,848
Advanced royalties...........................................                   452,918
Net operating losses.........................................                   566,657        1,789,616
Accrued liabilities..........................................                    37,434           38,464
Other........................................................                    11,812           22,365
                                                                          --------------------------------
                                                                              3,422,136        4,585,559
Valuation allowance..........................................                (3,422,136)      (4,585,559)
                                                                          ================================
                                                                            $        -       $       -
                                                                          ================================


As of March 31, 1997, the Company had federal and state research and experimentation credit carryforwards of approximately $219,000 and $180,000, respectively. The carryforwards expire beginning in 2006 for federal purposes and carry forward indefinitely for state purposes. In addition, the Company has a state manufacturer's investment tax credit carryforward of approximately $22,000 which expires in 2007.

As of March 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $4,630,000 and $2,314,000, respectively, which expire beginning in 2010 and 2000, respectively.

The utilization of net operating loss and tax credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.


10. SUBSEQUENT EVENTS (UNAUDITED):

In April 1997, the Company entered into a lease agreement for a new 29,162 square foot facility in Irvine, California. The term of the lease is from May 1, 1997 through May 31, 2002 with a monthly base rent of $20,413, subject to an increase based on the Consumer Price Index beginning December 1, 1999.

During May 1997, the Company entered into a credit facility with Comerica Bank (the "Bank") pursuant to which it may borrow up to a maximum of $2,285,000. The credit facility has an equipment line of up to a maximum of $1,750,000. Advances bear interest at the Bank's Base Rate plus 1.5%. The equipment line expires on April 30, 1998 at which time any amounts outstanding will be payable over 48 months. The credit facility has a working capital line of up to a maximum of $250,000. Advances bear interest at the Bank's Base Rate plus 1.25%. The working capital line expires on July 15, 1998. The credit facility also has a letter of credit facility of up to a maximum of $285,000, of which $265,582 has been issued but not drawn on. The letter of credit expires on April 30, 1998 but has a one year automatic extension unless the Bank elects not to renew. The final expiration is May 2, 1999. Advances bear interest at the Bank's Base Rate plus 3%. The credit facility is collateralized by substantially all of the assets of the Company and requires the Company to maintain certain financial ratios and covenants. In June 1997, the Company borrowed approximately $305,000 under the credit facility for capital equipment acquisitions. In connection with entering into the credit facility, the Company issued to the Bank a warrant to purchase 10,000 shares of the Company's common stock at an exercise price of $3.00 per share for $1.00 of consideration. The warrant is exercisable at any time through its expiration on May 1, 2004.

ITEM 9.    EXECUTIVE OFFICERS AND  DIRECTORS

The following table sets forth certain information as of the date of this filing with respect to each person who is an executive officer or a director of the
Company:



Name                                   Age                           Position
-----                                  ---                           --------
Joe E. Kiani ..........................32       President, Chief Executive Officer and Chairman of the
                                                   Board of Directors
Mohamed Diab ..........................39       Chief Technical Officer and Director
James J. Cronin .......................48       Vice President, Regulatory Affairs and Quality
                                                   Assurance
Bradley R. Langdale....................33       Vice President, Finance, Chief Financial Officer and
                                                   Secretary
William H. Markle .....................38       Vice President, Business Development and Marketing
Ammar Al-Ali...........................33       Vice President, Engineering
David R. Tobler .......................40       Vice President, Sensor Development and Manufacturing
Robert H. Coleman .....................51       Director
Christopher J. Kilpatrick (2)..........40       Director
Jack W. Lasersohn (1) .................44       Director
H.J.C. Swan, M.D., Ph.D................75       Director
Elizabeth H. Weatherman (2) ...........37       Director

-------------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

Mr. Kiani is a founder of the Company and has served as its President and Chief Executive Officer and Chairman of its Board of Directors since the Company's inception in 1989. Prior to founding the Company, Mr. Kiani served as the Engineering Director of Newport Medical and held various managerial and engineering positions with Anthem Electronics, Bell Industries and Unisys. Mr. Kiani has a B.S.E.E. degree and an M.S.E.E. degree from San Diego State University.

Mr. Diab is a founder of the Company and has served as its Chief Technical Officer and as a Director of the Company since September 1989. Prior to founding the Company, Mr. Diab served as Chief Engineering Consultant at Newport Medical and as Senior Design Engineer at Galiso. Mr. Diab has a B.S.E.E. degree from California State University, Fullerton.

Mr. Cronin has served as the Company's Vice President, Regulatory Affairs and Quality Assurance since April 1996. Between January 1995 and April 1996, Mr. Cronin served as the Company's Director, Regulatory Affairs and Quality Assurance. From August 1991 to July 1993, Mr. Cronin was a product development manager at O.B. Tech, a medical device manufacturer. Prior to that, Mr. Cronin held various management positions in regulatory, research and development and operations at Microgon and Purolator Technologies. Mr. Cronin holds a B.S. degree from New York University.

Mr. Langdale joined the Company in February 1996 as Vice President, Finance and Chief Financial Officer. In May 1996 Mr. Langdale was appointed Secretary of the Company. From July 1993 to November 1995, Mr. Langdale served as Director of Finance for CareLine, Inc., a publicly held provider of emergency medical services that was acquired by Laidlaw Inc. in November 1995. From March 1990 until June 1993, Mr. Langdale served as finance manager for Sunrise Company, a real estate development company. Prior to March 1990, Mr. Langdale was employed by the public accounting firm of Price Waterhouse & Company LLP. Mr. Langdale is a Certified Public Accountant and holds a B.S. degree from the University of California, Los Angeles.

Mr. Markle joined the Company in March 1995 as Vice President, Business Development and Marketing. Prior to joining the Company, Mr. Markle held various management positions with the Edwards Critical Care Division of Baxter Health-Care, including Director of Marketing between January 1992 and November 1994 and most recently Director of Technology Assessment and Business Development between November 1994 and March 1995. Mr. Markle holds a B.S. degree from Duke University and an M.B.A. degree from Pepperdine University.

Mr. Al-Ali has served as the Company's Vice President, Engineering since December 1996. Prior to December 1996, Mr. Al-Ali was most recently the Director of Software Development and held various other engineering positions since joining the Company in April 1995. From January 1992 to November 1994, Mr. Al-Ali was the Director of Research and Development, Electronics at Ami-Med Corporation. Mr. Al-Ali holds a B.S. degree from the University of Arizona.

Mr. Tobler has served as the Company's Vice President, Sensor Development and Manufacturing since March 1997 and prior to that was the Director of Sensor Development since joining the Company in February 1995. From October 1991 to February 1995, Mr. Tobler was the President of Peak One Inc., a medical technology consulting group. Prior to that, Mr. Tobler held various positions with Ohmeda Medical, including Vice President of Research and Development, Director of Advanced Technology, and Business Unit Director and was Vice President, Research and Development for Biox Inc. Mr. Tobler holds a B.S. degree from the University of Colorado, and has completed the Executive Program for Smaller Companies, Stanford University.

Dr Coleman has served as a director of the Company since February 1997. Dr. Coleman was President and CEO of MediSense, an Abbott Laboratories Company, from September 1991 to December 1996. Dr. Coleman was a co-founder of Nova Biomedical Corporation, a manufacturer of clinical laboratory equipment, and served as President and CEO from 1976 to 1991. Dr. Coleman holds a B.S. degree from Morehead State University, Kentucky and a Ph.D. degree in Analytical Chemistry from the University of Tennessee. Dr. Coleman held a faculty appointment as Associate in Medicine (Biochemistry) at Harvard Medical School for the academic years 1971 and 1972.

Mr. Kilpatrick has served as a director of the Company since January 1995. Mr. Kilpatrick is President of Interplay Productions, an interactive multimedia software developer and publisher, and a member and shareholder of Stradling, Yocca, Carlson & Rauth, counsel to the Company. Mr. Kilpatrick acted as Vice President and General Counsel of Interplay Productions from May 1994 to May 1995 and has acted as that company's President since June 1995. Between 1982 and 1989, Mr. Kilpatrick was associated with, and since 1990 Mr. Kilpatrick has been a member and shareholder of, Stradling, Yocca, Carlson & Rauth. Since 1994, Mr. Kilpatrick has been on a leave of absence from that firm. Mr. Kilpatrick currently serves as a director of several privately-held companies. Mr. Kilpatrick holds a B.A. degree from the University of California, Irvine and a J.D. degree from the University of California, Los Angeles.

Mr. Lasersohn has served as a director of the Company since January 1995. He has been a Managing Director of The Vertical Group, Inc., a private venture capital and investment management firm, since its formation in 1989 by former principals of F. Eberstadt & Co., Inc. From 1981 to 1989, he was a Vice President and later a Managing Director of the venture capital division of F. Eberstadt & Co., Inc. Mr. Lasersohn also serves as a director of CardioThoracic Systems, Inc., VitalCom Inc. and a number of privately-held health care companies. He holds B.S. and M.A. degrees from Tufts University and a J.D. degree from Yale University.

Dr. Swan has served as a director of the Company since August 1992. Dr. Swan is a past President and Distinguished Fellow of the American College of Cardiology, and a Master of the American College of Physicians. He is the 1985 recipient of the James Herrick Award of the American Heart Association. Dr. Swan is a Professor of Medicine (Emeritus) at the University of California, Los Angeles and is the inventor of the Swan-Ganz Catheter. Dr. Swan holds a Ph.D. degree in Physiology from the University of London and has held academic positions in London, at the Mayo Clinic and at Cedars-Sinai Hospital in Los Angeles. Dr. Swan has published over 140 scientific papers in the areas of cardiology and physiology.

Ms. Weatherman has served as a director of the Company since January 1995. Ms. Weatherman is a Managing Director of E.M. Warburg, Pincus & Co., Inc., a private investment firm, and has been with the firm since June 1988. Ms. Weatherman is a director of Cardiotronics Systems, Inc., VitalCom Inc. and a number of privately-held health care companies. Ms. Weatherman holds a B.A. degree from Mount Holyoke College and an M.B.A. degree from Stanford University.

All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. Ms. Weatherman was elected as director by the holders of Series C Preferred Stock, Mr. Coleman was elected as a director by the holders of Series A and Series B Preferred Stock voting as one class, Mr. Kiani and Mr. Diab were elected as directors by the holders of Common Stock voting as one class, and the remaining directors were elected by the holders of preferred stock and common stock voting as one class. There are no family relationships among the directors or officers of the Company. The Company's directors do not receive any cash compensation for service on the Board of Directors or any committee thereof, but directors may be reimbursed for certain expenses in connection with attendance at Board and Committee meetings. Officers are elected by, and serve at the discretion of, the Board of Directors.


SCIENTIFIC ADVISORY BOARD

The Company has established a Scientific Advisory Board consisting of internationally prominent scientists and clinicians who the Company believes will make a contribution to the development of the Company's business. The Scientific Advisory Board members review the Company's research and development progress, advise the Company of advances in their fields, and assist in identifying special product opportunities. Members will receive honorariums for their services and are reimbursed for reasonable travel expenses. All of the advisors are employed by employers other than the Company and may have commitments to, or consulting or advisory agreements with, other entities, including potential competitors of the Company, that may limit their availability to the Company. Although these advisors may contribute significantly to the affairs of the Company, none is expected to devote more than a small portion of his time to the Company. The members of the Scientific Advisory Board are as follows:

H.J.C. Swan, M.D., Ph.D., a director of the Company, is the inventor of the Swan-Ganz Catheter. Dr. Swan is a past President and Distinguished Fellow of the American College of Cardiology, and a Master of the American College of Physicians. He is the 1985 recipient of the dames Herrick Award of the American Heart Association. Dr. Swan is a Professor of Medicine (Emeritus) at the University of California, Los Angeles and is the inventor of the Swan-Ganz Catheter. Dr. Swan holds a Ph.D. degree in Physiology from the University of London and has held academic positions in London, at the Mayo Clinic and at Cedars-Sinai Hospital in Los Angeles and has published over 140 scientific papers in the areas of cardiology and physiology.

Professor Fred Harris is a Professor in the Department of Electrical and Computer Engineering at San Diego State University. Professor Harris has published over 40 scientific papers in the area of Digital Signal Processing.

Professor Bernard Widrow is a Professor in the Department of Electrical Engineering at Stanford University. He is associate editor of the journals Adaptive Control and Signal Processing, Neutral Networks, and Information Sciences, and is co-author of Adaptive Signal Processing, Adaptive Inverse Control, and the forthcoming book Quantization Noise. Mr. Widrow is the recipient of the IEEE Alexander Graham Bell Medal for exceptional contributions to the advancement of telecommunications, and the IEEE Neural Networks Pioneer Medal. In 1995, Professor Widrow was inducted into the National Academy of Engineering.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth summary information concerning compensation paid or accrued for services rendered to the Company in all capacities during the fiscal year ended March 31, 1997 by the Company's Chief Executive Officer and the Company's other executive officers whose salary and bonus for such fiscal year was in excess of $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                             ANNUAL COMPENSATION              AWARDS
                                                        ---------------------------------------------------
                                                                                            SECURITIES
                                                                                            UNDERLYING
NAME AND PRINCIPAL POSITION                               SALARY ($)      OTHER ($)         OPTION (#)
-----------------------------------------------------------------------------------------------------------
Joe E. Kiani                                               175,000        40,000 (1)          200,000
    President and Chief Executive Officer

William H. Markle                                          120,000            -                10,000
    Vice President, Business Development and Marketing

Mohamed Diab                                               120,000            -                 -
    Chief Technical Officer

Bradley R. Langdale                                        100,000            -                15,000
    Vice President and Chief Financial Officer

James J. Cronin                                            100,000            -                10,000
    Vice President, Regulatory Affairs and Quality
         Assurance

-----------------
(1) Payout of approximately 475 hours of accrued vacation



The following table sets forth certain information concerning grants of options to the Named Executive Officers during the fiscal year ended March 31, 1997:

                                                                % OF TOTAL
                                                NUMBER OF        OPTIONS
                                                SECURITIES      GRANTED TO    EXERCISE
                                                UNDERLYING      EMPLOYEES      OR BASE
                                                 OPTIONS        IN FISCAL       PRICE        EXPIRATION
NAMED EXECUTIVE OFFICER                        GRANTED (#)       YEAR (%)     ($/SHARE)         DATE
-----------------------------------------------------------------------------------------------------------
Joe E. Kiani                                      200,000          48.8         $3.00  (1)    05/03/06

William H. Markle                                  10,000           2.4         $3.00         02/11/07

Bradley R. Langdale                                15,000           3.7         $3.00         02/11/07

James J. Cronin                                    10,000           2.4         $3.00         02/11/07


-----------------
(1) These options were repriced in August 1996 from $9.00 to $3.00 due to a change in the estimated fair market value of the Company's common stock as determined by the Board of Directors after the Company's proposed initial public offering was amended to a private placement of preferred stock.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company's capital stock as of May 31, 1997 for (i) each person (or group of affiliated persons) who is known by the Company to own beneficially 5% or more of any class of the Company's capital stock (ii) each of the Named Executive Officers, (iii) each of the Company's directors, and (iv) all directors and executive officers of the Company as a group.

                                                                            SERIES A                   SERIES B
                                              COMMON STOCK               PREFERRED STOCK            PREFERRED STOCK
                                          ---------------------       ---------------------      ----------------------
                                             SHARES                      SHARES                    SHARES
                                          BENEFICIALLY   PERCENT OF   BENEFICIALLY  PERCENT OF   BENEFICIALLY  PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER (2)    OWNED (#)     CLASS (%)     OWNED (#)    CLASS (%)     OWNED (#)   CLASS (%)
----------------------------------------- -----------    ----------   ------------  ----------   ------------  ----------
WARBURG, PINCUS VENTURES,  L.P. (3)
    466 Lexington Avenue, 10th Floor
    New York, NY 10017

MOHAMED DIAB (4)                             997,400      35.2

DSV PARTNERS IV (5)                                                                                   925,000      82.2
    620 Newport Center Drive, Suite 1600
    Newport Beach, CA  92660

JOE E. KIANI (11)                            868,233      30.0

KINGDON CAPITAL MANAGEMENT CORPORATION (7)
    152 West 57th Street, 50th Floor
    New York, NY  10019

FEIBUSCH & CO. INCORPORATED                                                 398,061      41.2         110,000       9.8
    80 E. Sir Frances Drake Blvd., 3D
    Larkspur, CA  94939

CAHILL, WARNOCK STRATEGIC PARTNERS L.P.                                     151,515      15.7
(9)
    10 N. Calvert Street, Suite 735
    Baltimore, MD  21202

VERTICAL FUND ASSOCIATES, L.P. (6)
    100 New Town Lane #2
    East Hampton, NY  11937

HAMBRECHT & QUIST CAPITAL MANAGEMENT, INC. (8)
    50 Rowes Wharf, Fourth Floor
    Boston, MA  02110

MARYAM RIAZI                                 250,000       8.8
    1297 1/2 Devon Avenue
    Los Angeles, CA  90024

TAMALPAIS ASSOCIATES                                                        200,000      20.7
    80 Sir Francis Drake Blvd #30
    Larkspur, CA  94939

MARY K. DAVIA                                200,000       7.1
    15 Consenza
    Laguna Niguel, CA  92677

EOS PARTNERS SBIC GENERAL , L.P. (10)
    520 Madison Avenue
    New York, NY 10022

WILLIAM H. MARKLE (12)                        12,000         *

BRADLEY R. LANGDALE (13)                       5,000         *

JAMES J. CRONIN (14)                           5,000         *

ELIZABETH H. WEATHERMAN (3)

JACK W. LASERSOHN (6)

H.J.C. SWAN, M.D., PH.D. (15)                 54,000       1.9                                        12,500       1.1

CHRISTOPHER J. KILPATRICK (16)                35,000       1.2

ALL EXECUTIVE  OFFICERS AND DIRECTORS AS   1,976,633      67.3                                        12,500       1.1
A GROUP (17)
-----------------------------------------------------------------------------------------------------------------------



                                               SERIES C                      SERIES D
                                            PREFERRED STOCK               PREFERRED STOCK         SHARES OF ALL CLASSES(1)
                                          ---------------------       ---------------------      -------------------------
                                             SHARES                      SHARES                    SHARES
                                          BENEFICIALLY   PERCENT OF   BENEFICIALLY  PERCENT OF   BENEFICIALLY   PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER (2)    OWNED (#)     CLASS (%)     OWNED (#)    CLASS (%)     OWNED (#)    ALL CLASS (%)
----------------------------------------- -----------    ----------   ------------  ----------   ------------  --------------
WARBURG, PINCUS VENTURES,  L.P. (3)         1,541,490       83.4                                    1,541,490       18.6
    466 Lexington Avenue, 10th Floor
    New York, NY 10017

MOHAMED DIAB (4)                                                                                      997,400       12.1

DSV PARTNERS IV (5)                                                                                   925,000       11.2
    620 Newport Center Drive, Suite 1600
    Newport Beach, CA  92660

JOE E. KIANI (11)                                                                                     868,233       10.4

KINGDON CAPITAL  MANAGEMENT  CORPORATION                                 571,430        38.1          571,430        6.9
(7)
    152 West 57th Street, 50th Floor
    New York, NY  10019

FEIBUSCH & CO. INCORPORATED                                                                           508,061        6.1
    80 E. Sir Frances Drake Blvd., 3D
    Larkspur, CA  94939

CAHILL,  WARNOCK STRATEGIC PARTNERS L.P.                                 285,715        19.0          437,230        5.3
(9)
    10 N. Calvert Street, Suite 735
    Baltimore, MD  21202

VERTICAL FUND ASSOCIATES, L.P. (6)            306,748       16.6                                      306,748        3.7
    100 New Town Lane #2
    East Hampton, NY  11937

HAMBRECHT  & QUIST  CAPITAL  MANAGEMENT,                                 290,000        19.3          290,000        3.5
INC.  (8)
    50 Rowes Wharf, Fourth Floor
    Boston, MA  02110

MARYAM RIAZI                                                                                          250,000        3.0
    1297 1/2 Devon Avenue
    Los Angeles, CA  90024

TAMALPAIS ASSOCIATES                                                                                  200,000        2.4
    80 Sir Francis Drake Blvd #30
    Larkspur, CA  94939

MARY K. DAVIA                                                                                         200,000        2.4
    15 Consenza
    Laguna Niguel, CA  92677

EOS PARTNERS SBIC GENERAL , L.P. (10)                                    142,858         9.5          142,858        1.7
    520 Madison Avenue
    New York, NY 10022

WILLIAM H. MARKLE (12)                                                                                 12,000          *

BRADLEY R. LANGDALE (13)                                                                                5,000          *

JAMES J. CRONIN (14)                                                                                    5,000          *

ELIZABETH H. WEATHERMAN (3)                 1,541,490       83.4                                    1,541,490       18.6

JACK W. LASERSOHN (6)                         306,748       16.6                                      306,748        3.7

H.J.C. SWAN, M.D., PH.D. (15)                                                                          66,500          *

CHRISTOPHER J. KILPATRICK (16)                                                                         35,000          *

ALL EXECUTIVE  OFFICERS AND DIRECTORS AS    1,848,238      100.0                                    3,837,371       45.8
A GROUP (17)
------------------------------------------------------------------------------------------------------------------------

NOTES TO SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

* Less than 1%

(1) Calculated as if all outstanding shares of Series A, Series B, Series C and Series D Preferred Stock have been converted into an equal number of shares of Common Stock.

(2) Unless otherwise indicated, the address for each of the indicated owners is 2852 Kelvin Avenue, Irvine, California 92614. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Preferred Stock and Common Stock subject to options, warrants, and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days of the date hereof, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws, where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Preferred Stock and Common Stock shown as beneficially owned by them.

(3) The sole general partner of WP Ventures is Warburg, Pincus & Co., a New York general partnership ("WP"). Lionel I. Pincus is the managing partner of WP and may be deemed to control it. E.M. Warburg, Pincus & Company, a New York general partnership ( "EM Warburg"), manages WP Ventures. WP has a 15% interest in the profits of WP Ventures and owns 1.2% of the limited partnership interests in WP Ventures. Elizabeth H. Weatherman, a director of the Company, is a partner of WP and EM Warburg. All of the shares indicated as owned by Ms. Weatherman are owned directly by WP Ventures and are included because of her affiliation with WP Ventures. As such, Ms. Weatherman may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by WP Ventures and EM Warburg. Ms. Weatherman disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Exchange Act.

(4) Includes 2,400 shares of Common Stock subject to options exercisable within 60 days of the date hereof.

(5) James R. Bergman is a General Partner of DSV Management, Ltd., the general partner of DSV Partners IV. As such Mr. Bergman may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by DSV Partners IV. Mr. Bergman disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

(6) Includes 306,748 shares of Series C Preferred Stock held of record by Vertical Fund Associates, L.P. ("Vertical Fund"). The sole general partner of Vertical Fund is Vertical Group, L.P. ("Vertical Group"). Jack W. Lasersohn, a director of the Company, is a General Partner of Vertical Group. As such, Mr. Lasersohn may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by Vertical Group. Mr. Lasersohn disclaims beneficial ownership of all but 45,461 of these shares within the meaning of Rule 13d-3 under the Exchange Act.

(7) Includes 342,858 shares sold to Kingdon Offshore, N.V., 142,857 shares sold to Kingdon Partners L.P. and 85,715 shares sold to Kingdon Associates, L.P. The Company has been advised that Mark Kingdon, an officer and shareholder of Kingdon Capital Management Corporation, the general partner of Kingdon Offshore, N.V., Kingdon Partners, L.P. and Kingdon Associates, L.P., has voting and investment power over the securities purchased by Kingdon Offshore N.V., Kingdon Partners L.P. and Kingdon Associates, L.P. Mark Kingdon may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares to be purchased by Kingdon Offshore, N.V., Kingdon Partners, L.P., and Kingdon Associates, L.P. The Company has been advised that Mark Kingdon disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Exchange Act, except to the extent of his beneficial interest therein.

(8) Includes 160,000 shares sold to Hambrecht & Quist Healthcare Investors ("HQHI") and 130,000 shares sold to Hambrecht & Quist Life Sciences Investors ("HQLSI"). The Company has been advised that Alan G. Carr, an officer of Hambrecht & Quist Capital Management Inc. ("HQCMI"), the general partner of HQHI and HQLSI, has voting and investment power over the securities purchased by HQHI and HQLSI. Alan G. Carr may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by HQCMI. The Company has been advised that Alan G. Carr disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Exchange Act.

(9) Includes 285,715 shares of Series D Preferred Stock sold to Cahill, Warnock Strategic Partners Fund L.P. ("CWSPF") and 151,515 shares of Series A Preferred Stock issued upon exercise of Series A Warrants in October 1996 . The Company has been advised that Edward L. Cahill. a general partner of Cahill, Warnock Strategic Partners, L.P. ("CWSP"), the general partner of CWSPF, has voting and investment power over the securities to be purchased by CWSPF. Edward L. Cahill may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by CWSP. The Company has been advised that Edward L. Cahill disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Exchange Act, except to the extent of his beneficial interest therein.

(10) Includes 142,858 shares of Series D Preferred Stock sold to Eos Partners SBIC, L.P. ("Eos SBIC). The Company has been advised that Marc H. Michel, a general partner of Eos Partners SBIC General, L.P. ("Eos"), has voting and investment power over the securities purchased by Eos SBIC. Marc H. Michel may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by Eos. The Company has been advised that Marc H. Michel disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Exchange Act, except to the extent of his beneficial interest therein.

(11) Includes 57,233 shares of Common Stock subject to options exercisable within 60 days of the date hereof.

(12) Includes 12,000 shares of Common Stock subject to options exercisable within 60 days of the date hereof.

(13) Includes 5,000 shares of Common Stock subject to options exercisable within 60 days of the date hereof.

(14) Includes 5,000 shares of Common Stock subject to options exercisable within 60 days of the date hereof.

(15) Includes 9,000 shares of Common Stock subject to options exercisable within 60 days of the date hereof.

(16) Includes 15,000 shares of Common Stock subject to options exercisable within 60 days of the date hereof.

(17) Includes directors' and executive officers' shares listed above, including the 1,541,490 shares of capital stock held of record by WP Ventures and 306,748 shares of capital stock held of record by Vertical Fund.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 1997, the Company granted 25,000 options to purchase common stock of the Company at an exercise price of $3.00 per share to Robert H. Coleman upon his appointment to the Company's Board of Directors.

The Company has granted options to certain of its directors and executive officers. See "Item 10. Executive Compensation" and "Item 11. Security Ownership of Certain Beneficial Owners and Management."

The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could otherwise be obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS


EXHIBIT
  NO.
-------
3.1*        Amended and Restated Bylaws of the Registrant.
3.2*        Amended and Restated Certificate of Incorporation of the Registrant.
4.1*        Form of Series D Preferred Stock Purchase Agreement.
4.2*        Specimen Certificate of Series D Convertible Preferred Stock.
10.1*       Form of indemnification Agreement for Executive Officers and Directors.
10.2*       1989 Incentive Stock Option, Nonqualified Stock Option and
            Restricted Stock Purchase Plan, and form of stock option agreement and restricted common stock purchase agreement and Amendment No. 1 thereto.
10.3*       1996 Incentive Stock Option, Nonqualified Stock Option and
            Restricted Stock Purchase Plan and form of stock option agreement and restricted common stock purchase agreement.
10.4*       Employment Agreement between the Registrant and Joe E. Kiani, dated as of May 4, 1996.
10.5*       Employment Agreement between the Registrant and Mohamed Diab, dated as of May 4, 1996.
10.6        Intentionally omitted.
10.7*       Purchase and Licensing  Agreement,  dated March 3, 1996,  between the  Registrant  and Kontron
            Instruments, Ltd.  (Portions omitted pursuant to Rule 406.)
10.8*       Purchasing and Licensing Agreement, dated March 3, 1996, between the
            Registrant and Healthdyne Technologies, inc. (Portions omitted pursuant to Rule 406.)
10.9        Office  Building  Lease between  Hoffman  Associates No. 5 and the Registrant for the property located at 2852 Kelvin Avenue, Irvine, California  92614, dated April 25, 1997.
10.10       Revolving Credit Loan & Security Agreement between Comerica Bank and the Registrant, dated April 16, 1997, and ancillary documents executed in connection here with.
10.11*      Third Amended and Restated Registration Rights Agreement, dated
            January 17, 1995, among the Registrant and certain parties thereto.
10.12*      Series C Preferred Stock Purchase Agreement, dated as of January 17,
            1995, by and among the Registrant, Warburg, Pincus Ventures, L.P.,
            The Vertical Fund and Vertical Partners, Ltd.
10.13*      Amendment  No. 1 to Series C Preferred  Stock  Purchase  Agreement,  dated as of June 5, 1996, between the  Registrant,  Warburg,  Pincus  Ventures,  L.P.,  The  Vertical  Fund and Vertical
            Partners, Ltd.
10.14*      Purchasing and Licensing Agreement, dated May 9, 1996, between the
            Registrant and Ohmeda, Inc. (Portions omitted pursuant to Rule 406.)
11.1        Statement Re:  Computation of Per Share Earnings
27.1        Financial Data Schedule

----------------
* Incorporated by reference from the Exhibit included in the Registrant's Registration Statement on Form SB-2 (Registration No. 333-4772-LA) filed with the Commission on August 8, 1996.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MASIMO CORPORATION

                                          By:  /S/ Joe E. Kiani
                                               Joe E. Kiani, President and
                                               Chief Executive Officer
Date:  June 26, 1997