Form 10-Q
period 2007-09-29
MASIMO CORP
filed 2007-11-01
CIK 937556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

Large Accelerated Filer  ☐                Accelerated Filer   ☐                Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of September 29, 2007
Common stock, $0.001 par value	54,646,932

MASIMO CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 29, 2007

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

MASIMO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	December 31, 2006	September 29, 2007
ASSETS
Current assets
Cash and cash equivalents	$55,382	$88,557
Accounts receivable, net of allowance for doubtful accounts of $1,625 and $1,723 at December 31, 2006 and September 29, 2007, respectively	22,350	27,353
Royalties receivable	1,289	13,125
Inventories	17,135	23,025
Deferred tax assets	18,116	20,402
Other current assets	3,043	4,639

Total current assets	117,315	177,101
Deferred cost of goods sold	21,899	25,233
Property and equipment, net	10,290	10,814
Deferred tax assets	3,163	3,761
Restricted cash	507	511
Intangible assets, net	4,592	4,967
Goodwill	448	448
Other assets	859	1,883

Total assets	$159,073	$224,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,142	$10,252
Accrued compensation	12,207	10,475
Accrued liabilities	4,655	7,239
Dividends payable	37,533	183
Income taxes payable	1,245	6,114
Deferred revenue	13,880	17,937
Current portion of long-term debt	7,528	11,847

Total current liabilities	87,190	64,047
Deferred revenue	490	625
Long-term debt, less current portion	13,514	22,229
Other liabilities	918	1,137

Total liabilities	102,112	88,038
Commitments and contingencies (Note 12)	—	—
Stockholders’ equity
Convertible preferred stock, Series A through G; $0.001 par value, 12,500,000 and 0 shares authorized at December 31, 2006 and September 29, 2007, respectively, 11,537,501 and 0 shares issued and outstanding at December 31, 2006 and September 29, 2007, respectively	88,328	—
Preferred stock, $0.001 par value; 0 and 5,000,000 shares authorized at December 31, 2006 and September 29, 2007, respectively; 0 shares issued and outstanding at December 31, 2006 and September 29, 2007	—	—
Common stock, $0.001 par value, 23,500,000 and 77,500,000 shares authorized at December 31, 2006 and September 29, 2007, respectively, 16,565,532 and 54,646,932 shares issued and outstanding at December 31, 2006 and September 29, 2007, respectively	17	55
Treasury stock, 114,600 and 156,240 shares at fair market value at December 31, 2006 and September 29, 2007, respectively	(628)	(1,209)
Additional paid-in capital	—	141,607
Accumulated other comprehensive loss	(317)	(673)
Accumulated deficit	(30,439)	(3,100)

Total stockholders’ equity	56,961	136,680

Total liabilities and stockholders’ equity	$159,073	$224,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share information)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007
Revenue:
Product	$39,755	$51,122	$112,279	$144,513
Royalty and license fee	17,891	13,254	50,447	42,497

Total revenue	57,646	64,376	162,726	187,010
Cost of goods sold	14,704	18,809	45,798	53,630

Gross profit	42,942	45,567	116,928	133,380
Operating expenses:
Research and development	4,330	6,540	19,267	17,455
Selling, general and administrative	18,281	21,594	69,462	64,575
Patent litigation proceeds	—	—	(262,601)	—
Antitrust litigation	30	508	103	982

Total operating expenses	22,641	28,642	(173,769)	83,012

Operating income	20,301	16,925	290,697	50,368
Non-operating income (expense):
Interest income	1,298	726	5,936	1,270
Interest expense	(437)	(719)	(1,413)	(1,831)
Other	134	559	321	770

Total non-operating income	995	566	4,844	209

Income before provision for income taxes	21,296	17,491	295,541	50,577
Provision for income taxes	9,000	6,941	124,626	20,377

Net income	12,296	10,550	170,915	30,200
Preferred stock dividend	—	—	(58,571)	—
Accretion of preferred stock	(1,956)	(925)	(6,029)	(4,837)
Undistributed income attributable to preferred stockholders	(6,998)	(2,739)	(49,172)	(13,526)

Net income attributable to common stockholders	$3,342	$6,886	$57,143	$11,837

Net income per common share:
Basic	$0.20	$0.18	$3.46	$0.49

Diluted	$0.16	$0.16	$2.79	$0.40

The following table presents details of the stock-based compensation expense that is included in each functional line item in the condensed consolidated statements of income above (in thousands):
	Three Months Ended		Nine Months Ended
	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007
Cost of goods sold	$49	$56	$2,015	$134
Research and development	73	191	8,491	466
Selling, general and administrative	273	697	21,701	1,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2006	September 29, 2007
Cash flows from operating activities:
Net income	$170,915	$30,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,654	3,896
Non-cash stock-based compensation	1,062	2,592
Gain on disposal of fixed assets	(13)	—
Provision for doubtful accounts	1,077	296
Provision for obsolete inventory	1,156	1,080
Provision for warranty costs	1,042	1,190
Provision for (benefit from) deferred income taxes	3,944	(323)
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,508)	(5,117)
Increase in royalties receivable	—	(11,836)
Increase in inventories	(8,574)	(6,858)
Increase in deferred cost of goods sold	(4,367)	(3,301)
Increase in other assets	(3,032)	(2,424)
Increase in accounts payable	7,991	79
Increase (decrease) in accrued compensation	1,251	(1,868)
Decrease in accrued liabilities	(610)	(1,279)
Increase in income taxes payable	17,863	4,819
Increase in deferred revenue	21,980	4,200
Increase (decrease) in other liabilities	149	(401)

Net cash provided by operating activities	206,980	14,945

Cash flows from investing activities:
Purchases of property and equipment	(3,274)	(3,850)
Increase in intangible assets	(951)	(865)
Cash paid for acquisition	(433)	—

Net cash used in investing activities	(4,658)	(4,715)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	20,075
Repayments on long-term debt	(5,737)	(7,056)
Proceeds from issuance of common stock	14,338	626
Proceeds from initial public offering, net of issuance costs	—	47,849
Income tax benefit from exercise of stock options	4,188	—
Dividends paid	(149,290)	(37,350)
Purchase of treasury stock	(628)	(581)

Net cash provided (used) in financing activities	(137,129)	23,563
Effect of foreign currency exchange rates on cash	19	(618)

Net increase in cash and cash equivalents	65,212	33,175
Cash and cash equivalents at beginning of period	14,172	55,382

Cash and cash equivalents at end of period	$79,384	$88,557

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 29, 2007, the condensed consolidated statements of income for the three and nine months ended September 30, 2006 and September 29, 2007, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and September 29, 2007, and other information disclosed in the related notes are unaudited. The condensed consolidated balance sheet as of December 31, 2006 was derived from the Company’s audited consolidated financial statements at that date. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s prospectus filed with the Securities and Exchange Commission, or SEC, on August 8, 2007 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, or the Act, in connection with the Company’s initial public offering.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of September 29, 2007, consolidated results of operations for the three and nine months ended September 30, 2006 and September 29, 2007, and consolidated cash flows for the nine months ended September 30, 2006 and September 29, 2007. The results for the three and nine months ended September 29, 2007 are not necessarily indicative of the results to be expected for the year ending December 29, 2007 or for any other interim period or for any future year.

Fiscal Periods

Effective beginning in the first quarter of 2007, the Company changed to a conventional 52/53-week accounting fiscal year. The Company’s fiscal year will end on the Saturday closest to December 31, and its fiscal quarters will end on the Saturday closest to the end of each corresponding calendar quarter. As a result, for fiscal 2007, the Company’s first, second and third quarters will end on March 31, June 30 and September 29, 2007, respectively, and its fiscal year will end on December 29, 2007. During 2006, the Company followed a calendar year. For fiscal 2006, the first, second and third quarters ended on March 31, June 30 and September 30, 2006, respectively. The change has no impact on the Company’s result of operations, financial position or cash flows.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used in several areas including: determination of accounts receivable allowances, inventory reserves, sales return reserves, warranty reserves, rebate reserves, valuation of the Company’s common stock, stock options, distributor channel inventory, royalty revenues, property tax and income tax contingencies. Actual results could differ from those estimates.

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

Changes in the product warranty accrual for the nine months ended September 30, 2006 and September 29, 2007 were as follows (in thousands):

	Nine Months Ended
	September 30, 2006	September 29, 2007
Warranty accrual, beginning of period	$415	$599
Provision for warranty costs	1,042	1,190
Warranty expenditures	(986)	(1,019)

Warranty accrual, end of period	$471	$770

Net Income Per Common Share

Basic net income per common share is computed by dividing net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Net income attributable to common stockholders is calculated using the two class method under Emerging Issues Task Force, or EITF, Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” EITF No. 03-6 establishes standards regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder of such securities to participate in dividends and earnings of the Company. Pursuant to EITF 03-6, the two-class method of computing basic earnings per share is required when an entity has participating securities. Dividends must be calculated for the participating security on undistributed earnings and are a reduction in the net income attributable to common shareholders. The Company’s previously outstanding Series A through G preferred stock were participating securities as they had the right to dividends should dividends be declared on common stock. Assumed dividends on undistributed earnings are allocated as if the entire net income were distributed and are based on the relationship of the weighted average number of common shares outstanding and the weighted average number of common shares outstanding if the preferred stock were converted into common stock.

Upon closing of the Company’s initial public offering on August 13, 2007, all of the outstanding convertible preferred shares were converted into common shares. Therefore, subsequent to this stock conversion the Company uses the if-converted method under SFAS No. 128, “Earnings Per Share” to calculate earnings per share. Accordingly, for the three months ended September 29, 2007, the Company calculated net income per share using the two-class method for the first 43 days of the period and the if-converted method for the remaining 48 days of the period. For the nine months ended September 29, 2007, the Company calculated net income per share using the two-class method for the first 224 days of the period and the if-converted method for the remaining 48 days of the period. Income was allocated between these periods on a straight-line basis over the number of days of the respective periods. The Company calculated net income per share for the three and nine months ended September 30, 2006 using the two-class method.

Diluted net income per common share is computed by dividing the net income attributable to common stockholders for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of potential common shares is dilutive. Potential common shares include incremental shares of common stock issuable upon the exercise of stock options. The Company’s potentially dilutive shares have not been included in the computation of diluted net loss per common share for periods in which the result would be anti-dilutive. Such potentially dilutive shares are excluded since the effect would be to reduce the net loss per common share. No potentially dilutive shares have been excluded for the three months ended September 30, 2006 and September 29, 2007 or the nine months ended September 30, 2006 and September 29, 2007.

A reconciliation of basic and diluted net income per common share is as follows (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007
Net income attributable to common stockholders:
Net income - two class method (1)	$12,296	$4,985	$170,915	$24,871
Preferred stock dividend	—	—	(58,571)	—
Accretion of preferred stock	(1,956)	(925)	(6,029)	(4,837)
Income attributable to preferred stockholders	(6,998)	(2,739)	(49,172)	(13,526)

Net income attributable to common stockholders	$3,342	$1,321	$57,143	$6,508

Basic net income per common share:
Weighted average common shares outstanding – two class method	16,528,305	16,704,285	16,519,364	16,654,586

Basic earnings per share for period during which two classes of equity securities were outstanding	$0.20	$0.08	$3.46	$0.39

Net income for period during which single class of equity securities was outstanding (1)	N/A	$5,565	N/A	$5,329

Weighted average common shares outstanding – single class (2)	N/A	54,630,610	N/A	54,630,610

Basic net income per share for period during which single class of equity securities were outstanding	N/A	$0.10	N/A	$0.10

Basic net income per common share	$0.20	$0.18	$3.46	$0.49

Diluted net income per common share:
Weighted average common shares outstanding – two class method	16,528,305	16,704,285	16,519,364	16,654,586
Diluted common share equivalent: stock options	3,880,363	4,221,224	3,950,765	4,078,314

	20,408,668	20,925,509	20,470,129	20,732,900

Diluted earnings per share for period during which two classes of equity securities were outstanding	$0.16	$0.06	$2.79	$0.31

Net income for period during which single class of equity securities was outstanding (1)	N/A	$5,565	N/A	$5,329

Weighted average common shares outstanding – single class (2)	N/A	54,630,610	N/A	54,630,610
Diluted common share equivalent: stock options	N/A	4,747,848	N/A	4,747,848

	N/A	59,378,458	N/A	59,378,458

Diluted net income per share for period during which single class of equity securities were outstanding	N/A	$0.10	N/A	$0.09

Diluted net income per common share	$0.16	$0.16	$2.79	$0.40

(1)	Net income for the three months ended September 29, 2007 was allocated between the periods during which two classes of equity securities were outstanding and during which a single class of equity securities was outstanding based on the respective number of days. The convertible preferred stock was converted into common stock on August 13, 2007, the closing date of the Company’s initial public offering. For the three months ended September 29, 2007, two classes of equity securities were outstanding for 43 days and a single class of equity securities was outstanding for 48 days, or 47.3% and 52.7% of the total days in the reporting period, respectively. For the nine months ended September 29, 2007, two classes of equity securities were outstanding for 224 days and a single class of equity securities was outstanding for 48 days, or 82.4% and 17.6% of the total days in the reporting period, respectively.

(2)	Weighted average shares outstanding used to compute basic net income per share after conversion of convertible preferred stock; one class of common shares was outstanding for the period from August 13, 2007 to September 29, 2007.

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

The Company adopted SFAS No. 123(R) using the prospective transition method that applies to awards granted, modified or canceled subsequent to the date of adoption. Prior periods were not revised for comparative purposes, and existing options continue to be accounted for in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” unless such options are modified, repurchased or canceled after the adoption date. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method and using the minimum value method for its pro forma disclosures under SFAS No. 123, “Accounting for Stock Based Compensation.” As a result, options granted prior to the adoption of SFAS No. 123(R) will continue to be accounted for using the intrinsic value method in accordance with APB No. 25 unless such options are modified, repurchased or cancelled.

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

2007 Stock Incentive Plan

In May 2007 and June 2007, the Company’s board of directors and stockholders, respectively, approved an amendment to the Company’s 2007 Stock Incentive Plan to (i) reserve for issuance an aggregate of 3,000,000 shares of common stock and (ii) provide that the shares reserved for issuance will be automatically increased annually on January 1st of each year, beginning in 2008, by 3% of the aggregate number of shares of common stock outstanding on December 31st of the immediately preceding year. The 2007 Stock Incentive Plan became effective in connection with the Company’s initial public offering on August 7, 2007.

Initial Public Offering

On August 13, 2007, the Company completed its initial public offering, or IPO, of common stock in which a total of 13,704,120 shares were sold, comprised of 10,416,626 shares sold by selling stockholders, 1,500,000 shares sold by the Company at the initial closing and 1,787,494 shares sold by the Company pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $17.00 per share. The Company raised a total of $55.9 million in gross proceeds from the IPO, or approximately $47.8 million in net proceeds after deducting underwriting discounts and commissions of $3.9 million and estimated other offering costs of approximately $4.2 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into an aggregate of 34,612,503 shares of common stock.

The condensed consolidated financial statements as of and for the periods ended September 29, 2007, including share and per share amounts, include the effects of the offering since it was completed prior to September 29, 2007.

4.	Comprehensive Income

The Company’s total comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007
Net income	$12,296	$10,550	$170,915	$30,200
Other comprehensive income:
Foreign currency translation gain (loss)	(78)	(48)	33	(356)

Comprehensive income	$12,218	$10,502	$170,948	$29,844

5.	Masimo Laboratories, Inc.

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

Pursuant to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51,” or FIN 46(R), Masimo Labs is consolidated within the Company’s financial statements for all periods presented. Accordingly, all royalties, option and license fees and other charges between the Company and Masimo Labs have been eliminated in these consolidated financial statements.

For the foreseeable future, the Company anticipates that it will continue to consolidate Masimo Labs pursuant to the guidance set forth in FIN 46(R); however, as soon as it is possible, such as in the event that Masimo Labs secures additional external financing and/or expands its customer base or is no longer financially dependent upon the Company and the Company is no longer the primary beneficiary of Masimo Labs activities, the Company may discontinue consolidating Masimo Labs.

6.	Related Party Transactions

Two of the Company’s stockholders are customers of the Company. Sales to these two customers for the three months ended September 30, 2006 and September 29, 2007 were $5.0 million and $4.9 million, respectively, and for the nine months ended September 30, 2006 and September 29, 2007 were $14.2 million and $15.3 million, respectively. At December 31, 2006 and September 29, 2007, aggregate accounts receivable from these two customers were $2.9 million and $3.0 million, respectively. During the year ended December 31, 2006, the Company declared dividends totaling $10.3 million to these two stockholders, of which $8.5 million was paid in March 2006 and $1.8 million was paid in February 2007. No dividends were declared in the nine months ended September 29, 2007.

The Company purchased certain inventory from one of the stockholders referred to in the preceding paragraph. Total purchases from this stockholder for the three months ended September 30, 2006 and September 29, 2007 were $739,000 and $386,000, respectively, and for the nine months ended September 30, 2006 and September 29, 2007 were $2.0 million and $2.2 million, respectively. At December 31, 2006 and September 29, 2007, aggregate accounts payable to this related party were $84,000 and $116,000, respectively.

The Company made payments of $2.7 million and $2.6 million for the nine months ended September 30, 2006 and September 29, 2007, respectively, to a stockholder for legal services. At December 31, 2006 and September 29, 2007, payables to this stockholder were $517,000 and $518,000, respectively. The Company declared dividends of $513,000 to this stockholder during the year ended December 31, 2006, of which $423,000 was paid in March 2006 and $90,000 was paid in February 2007. No dividends were declared in the nine months ended September 29, 2007.

The Company also has amounts outstanding under a term loan with one of the Company’s stockholders. At December 31, 2006 and September 29, 2007, the amounts outstanding on this term loan were $316,000 and $31,000, respectively. Interest expense under this term loan for the three months ended September 30, 2006 and September 29, 2007 was $12,000 and $1,000, respectively, and for the nine months ended September 30, 2006 and September 29, 2007 was $54,000 and $9,000, respectively.

As of December 31, 2006 and September 29, 2007, the Company had amounts due from employees of $439,000 and $603,000, respectively. Loans outstanding to officers of the Company as of December 31, 2006 and September 29, 2007 were $4,000 and $0, respectively. As of December 31, 2006 and September 29, 2007, these amounts are classified in other current assets and other assets in the accompanying condensed consolidated balance sheet.

The Company’s Chief Executive Officer has been a member of the board of directors of Saba Software, Inc., a human capital development and management solutions provider, since 1997. The Company has paid Saba Software $13,000 and $22,000 during the nine months ended September 30, 2006 and September 29, 2007, respectively, for various software products and services.

In the first quarter of 2006, the Company made $12.0 million in loans to certain of its directors and executive officers and $1.6 million in loans to employees in connection with their exercise of stock options. Each loan bore interest at a rate of 4.34%, which was equivalent to the adjusted applicable federal short term rate as of December 31, 2005. Each loan was evidenced by a promissory note and secured by shares of the Company’s common stock acquired in connection with the loan and other personal guarantees. All of the loans plus accrued interest aggregating $75,000 were repaid in full in March 2006. As a result of exercising stock options with non-recourse loans, dividends paid in the first quarter of 2006 of $21.7 million on the related shares of common stock were recorded as stock compensation expense, pursuant to EITF Issue No. 95-16 “Accounting for Stock Compensation Arrangements with Employer Loan Features Under APB 25.”

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

In January 2006, Nellcor estimated their 2006 sales and made an advance royalty payment to the Company of $67.5 million related to the settlement agreement. Based on actual sales information provided by Nellcor, the Company’s total 2006 Nellcor royalties were $68.8 million. As a result, the Company recorded a receivable from Nellcor at December 31, 2006 for the additional $1.3 million due for 2006. The royalty receivable of $13.1 million as of September 29, 2007 represents the Company’s estimated amount due for the three months ended September 29, 2007. Pursuant to the settlement agreement, the Nellcor royalties are paid to the Company based on sales of Nellcor U.S. based pulse oximetry products. The Company recognizes royalty revenue based on the royalty rate per the settlement agreement multiplied by its estimate of Nellcor’s sales for each quarter. Any adjustments to the quarterly estimate are recorded prospectively in the following quarter, when the Company receives the Nellcor royalty report, which is generally 60 days after the end of each quarter.

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

	December 31, 2006	September 29, 2007
Raw materials	$11,055	$14,312
Work in-process	1,615	1,792
Finished goods	4,465	6,921

Total	$17,135	$23,025

Finished goods inventory held by distributors was $1.5 million and $1.8 million as of December 31, 2006 and September 29, 2007, respectively, and is included in the table above.

9.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2006	September 29, 2007
Financing arrangements	$20,485	$33,828
Term loan with preferred stockholder	316	31
Capital lease agreements	241	217

Total debt	21,042	34,076
Less current portion of long-term debt	(7,528)	(11,847)

Long-term portion	$13,514	$22,229

The Company has established various credit facilities with third-party medical equipment financing companies.

The Company has two arrangements which allow for the financing of the equipment placed with hospitals in connection with the related long-term sensor purchase agreements. These agreements provide for an equipment line whereby some draws are collateralized by (i) equipment and (ii) either a future revenue stream associated with the long-term sensor purchase agreement or a defined repayment schedule associated with the long-term sensor purchase agreement. The related equipment securing these borrowings is recorded on the Company’s condensed consolidated financial statements as deferred cost of goods sold and is depreciated on a straight-line basis over the life of the sensor contract to which they are related. Both financing arrangements are non-recourse to the Company. In the event the hospital was unable to continue performing under the terms of the long-term sensor agreement, the Company would be required to write-down the remaining deferred cost of goods sold and the related financing obligation reflected in long-term debt. To date, no hospitals have defaulted under this program. During the nine months ended September 29, 2007, the Company borrowed $20.1 million under these facilities. As of September 29, 2007, principal and interest payments under these financing agreements were $1.2 million per month based on an average interest rate of 7.7% per year. At December 31, 2006 and September 29, 2007, the carrying value of the equipment collateralizing these borrowings was $5.6 million and $3.9 million, respectively. As of September 29, 2007, the amount available for additional borrowing under the terms of the agreements was $19.9 million. Unless otherwise extended, the agreements will expire on December 31, 2007.

In June 2001, the Company entered into a Master Selective Business Security Agreement, or the Master Agreement, with one of the Company’s stockholders allowing the Company to borrow up to a maximum of $5.0 million. The Master Agreement consisted of an equipment line whereby all draws are collateralized by equipment placed at hospitals under long-term sensor purchase agreements. Each draw is converted into a five-year note with interest and principal paid on a monthly basis. The interest rate on each note is based on 475 basis points over the U.S. Treasury Rate on the date of the borrowing. The most recent draw was in December 2002 and there are no additional borrowings available under this Master Agreement. As of December 31, 2006 and September 29, 2007, the Company had $316,000 and $31,000, respectively, outstanding under this borrowing at an average interest rate of 7.9%. At December 31, 2006 and September 29, 2007, the carrying value of the equipment collateralizing these borrowings was $198,000 and $65,000, respectively.

Future maturities of long-term debt for each of the years ending December 31st are as follows (in thousands):

As of September 29, 2007
2007 (balance of year)	$3,385
2008	11,528
2009	9,417
2010	7,405
2011	2,341

Total	$34,076

10.	Cash Dividends and Special Bonus Payments

In March 2006, the Company declared a cash dividend of $3.365 per share, in the aggregate amount of approximately $171.8 million, to holders of the Company’s common and preferred stock, assuming the conversion of all outstanding shares of preferred stock into an aggregate of 34,612,503 shares of common stock. Of this amount, $21.7 million relates to dividend payments made to stockholders who exercised stock options by delivering a promissory note for the full exercise price. In accordance with Emerging Issues Task Force, or EITF, 95-16, the $21.7 million in cash dividends have been classified as compensation expense in the accompanying consolidated financial statements, under cost of goods sold, research and development and selling, general and administrative expenses. In December 2006, the Company declared additional cash dividends of $0.468 per share and $0.257 per share, in the aggregate amount of approximately $37.1 million, to holders of the Company’s common and preferred stock assuming conversion into common stock. In March 2006 and December 2006, the Company also recorded special bonus charges in the aggregate amount of approximately $9.7 million and $2.0 million, respectively, to employees and directors who held vested stock options as of March 1, 2006. These cash dividends and special bonus payments were made from the after-tax proceeds that the Company received from the Company’s patent infringement lawsuit against Nellcor and interest earned thereon.

The following table identifies, from December 31, 2005 through September 29, 2007, the activity in dividends payable and convertible preferred stock resulting from the accretion, dividends declared and dividends paid during this period (in thousands).

	Dividends Payable	Convertible Preferred Stock
Balance as of December 31, 2005	$—	$(143,959)
Accretion of redemption value on convertible preferred stock	—	(7,985)
Dividends declared:
Reclassification of cumulative dividends accreted to dividends payable	(63,616)	63,616
Common shares securing the outstanding non recourse notes	(21,673)	—
Dividends declared in excess of (i) amounts previously accreted to holders of preferred stock and (ii) amount included in stock compensation expense	(123,620)	—

Total dividends declared	(208,909)	63,616
Dividends paid in 2006	171,376	—

Balance as of December 31, 2006	(37,533)	(88,328)
Accretion of redemption value on convertible preferred stock	—	(6,029)
Dividends paid in 2007	37,350	—
Conversion of preferred stock into common shares upon completion of initial public offering	—	94,357

Balance as of September 29, 2007	$(183)	$—

11.	Stock Based Compensation

In April 2004, the Company adopted the 2004 Incentive Stock Option, Nonqualified Stock Option, and Restricted Stock Purchase Plan, or the 2004 Plan, which initially provided for the issuance of options to purchase up to 3,000,000 shares of the Company’s common stock, plus any shares available under the prior year stock option plans, including shares that become available due to forfeitures at prices not less than the fair market value of the Company’s common stock on the date the option is granted, as determined by the Board. The options generally vest annually over five years using the straight-line method, unless otherwise provided, and expire ten years from the date of grant. The Board approved increases in the number of shares available for grant under the 2004 Plan to 4,500,000 shares on February 6, 2006, 6,000,000 shares on November 1, 2006 and 7,500,000 shares on May 24, 2007.

On August 7, 2007, in connection with the Company’s initial public offering, the 2007 Stock Incentive Plan, or the 2007 Plan, became effective. Under the 2007 Plan, 3,000,000 shares of common stock are reserved for future issuance, plus any shares available under the prior year stock option plans, including shares that become available due to forfeitures at prices not less than the fair market value of the Company’s common stock on the date the option is granted. The options generally vest annually over five years using the straight-line method, unless otherwise provided, and expire ten years from the date of grant.

The number and weighted average exercise price of options issued and outstanding under all stock option plans, at exercise prices ranging between $1.33 and $16.00 per share, are as follows:

	Nine Months Ended September 29, 2007
	Shares	Average Exercise Price
Options outstanding, beginning of period	7,691,388	$4.95
Granted	1,217,900	$15.05
Canceled	(530,070)	$7.21
Exercised	(223,043)	$2.86

Options outstanding, end of period	8,156,175	$6.37

Options exercisable, end of period	3,875,599	$3.27
Options available for grant, end of period	5,606,392

The weighted-average fair value of options granted was $7.21 for the nine months ended September 29, 2007.

In March 2005, the SEC issued Staff Accounting Bulletin, or SAB, No. 107, “Share-Based Payment,” relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in the adoption of SFAS No. 123(R).

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007
Risk-free interest rate	4.9%	4.8%	4.8%	4.7%
Expected term	6.5 years	6.5 years	6.5 years	6.5 years
Estimated volatility	47.6%	38.1%	47.9%	39.3%
Expected dividends	0%	0%	0%	0%

As a result of adopting SFAS 123(R), the Company recorded stock-based compensation of $395,000 and $711,000 during the three and nine months ended September 30, 2006, respectively, and $944,000 and $2.2 million during the three and nine months ended September 29, 2007, respectively.

The aggregate intrinsic value of options outstanding as of September 29, 2007 was $157.3 million. The aggregate intrinsic value of options exercisable as of September 29, 2007 was $86.8 million. The aggregate intrinsic value of options exercised during the three and nine months ended September 29, 2007 was $826,000 and $2.9 million, respectively. The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The unrecognized stock based compensation as of September 29, 2007 was $16.9 million related to unvested options granted after January 1, 2006. The weighted average remaining contractual term of options outstanding as of September 29, 2007 was 6.7 years. The weighted average remaining contractual term of options exercisable as of September 29, 2007 was 4.9 years. The total fair value on the respective vesting dates of all options vesting during the nine months ended September 29, 2007 was $18.0 million.

In February 2007, the Company repurchased 11,640 shares of common stock at an average price of $13.56 per share totaling $158,000 from a former employee. In May 2007, the Company repurchased 30,000 shares of common stock at an average price of $14.09 per share, totaling $423,000, from another former employee. Since these events occurred prior to the Company’s initial public offering, no public announcement regarding stock repurchase was made.

12.	Commitments and Contingencies

Leases

The Company leases its facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through December 2011. Certain facilities leases contain pre-determined price escalations. The Company recognizes the lease costs using a straight line method based on total lease payments. As of December 31, 2006 and September 29, 2007, rent expense accrued in excess of the amount paid aggregated $873,000 and $672,000, respectively, and is classified in other liabilities. The Company also leases automobiles in Europe and Japan that are classified as operating leases and expire at various dates through July 2011.

Future minimum lease payments under operating and capital leases for each of the years ending December 31 are as follows (in thousands):

	As of September 29, 2007
	Operating Leases	Capital Leases	Total
2007 (balance of year)	$587	$17	$604
2008	2,210	70	2,280
2009	1,541	70	1,611
2010	426	60	486
2011	175	25	200

Total	$4,939	$242	$5,181

Rental expense related to operating leases for the three months ended September 30, 2006 and September 29, 2007 were $436,000 and $560,000, respectively, and for the nine months ended September 30, 2006 and September 29, 2007 were $1.1 million and $1.6 million, respectively. Included in the capital lease obligation as of September 29, 2007 was interest aggregating $25,000.

Employee Benefit Plan

In fiscal year 1996, the Company adopted the Masimo Retirement Savings Plan, or the Plan, which is a 401(k) plan covering all of the Company’s full-time U.S. employees who meet certain eligibility requirements. The Company contributes to the Plan on a discretionary basis. The Company contributed $299,000 and $710,000 to the Plan for the nine months ended September 30, 2006 and September 29, 2007, respectively.

Employment Agreements

As of September 29, 2007, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary of $660,000, plus other benefits, with annual increases at the discretion of the Board of Directors. The agreement with the Company also provides for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement has an initial term of three years, with automatic renewal, unless either the Company or the executive notifies the other party of non-renewal of the agreement.

As of September 29, 2007, the Company had an additional employment agreement with one of its key employees, which provides for an annual base salary of EUR €144,200 (approximately $195,000). The agreement also contemplates an annual bonus based on the attainment of certain revenue, profit and gross margin milestones. The agreement also contains a non-compete provision. If the Company enforces this provision following the employee’s termination of employment, the employee would be entitled to receive a lump sum payment equal to 50% of his annual base salary as of the date of his termination, which shall be paid in equal installments over the term of the non-competition period.

Purchase Commitments

Pursuant to contractual obligations with vendors, the Company had $17.2 million of purchase commitments as of September 29, 2007. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have materials on hand to meet anticipated demands for inventory.

Concentrations of Risk

The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash deposits in government securities and money market accounts with major financial institutions. The amount of bank balances in excess of Federal Deposit Insurance Corporation limits was $88.3 million as of September 29, 2007.

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

The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with Group Purchasing Organizations, or GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusive, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended September 30, 2006 and September 29, 2007, revenue from the sale of the Company’s pulse oximetry products related to GPOs amounted to $16.8 million and $24.4 million, respectively. In the nine months ended September 30, 2006 and September 29, 2007, revenue from sales related to GPOs was $45.8 million and $72.9 million, respectively.

For the year ended December 31, 2006, no individual customer represented over 10% of the Company’s total revenue. For the nine months ended September 29, 2007, one customer represented 10.6% of the Company’s total revenue. There were no other customers that represented over 10% of the total revenue.

Two customers represented 10% and 6% of accounts receivable at December 31, 2006. Two customers represented 14% and 8% of accounts receivable at September 29, 2007.

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

In March 2005, a jury found that Tyco Healthcare’s use of sole-source contracts, product bundling, market share-based compliance pricing contracts and co-marketing agreements with patient monitoring companies were unlawful restraints of trade and exclusionary dealing arrangements and, as a result, violated federal antitrust laws. The jury awarded the Company $140 million in damages. Under the antitrust laws, if the jury verdict is sustained in whole or in part, all damages are trebled. Tyco Healthcare filed post-trial motions requesting that the District Court either override the jury decision or grant a new trial. In March 2006, the District Court upheld a portion of the jury verdict and vacated the remaining verdict. In addition, the District Court vacated the jury’s damages award and granted Tyco Healthcare a new trial on damages. As a result, the Company may not receive any damages in this lawsuit. The District Court held an evidentiary hearing in October 2006 to re-try the damages. On January 25, 2007, the District Court issued a preliminary ruling which did not set damages, but resolved some issues of dispute about damages, and ordered another evidentiary hearing on issues still undecided by the District Court. The District Court held this evidentiary hearing in March 2007. On July 2, 2007, the District Court entered its final judgment awarding the Company damages which were trebled to $43.5 million and denying the Company’s request for a permanent injunction with respect to Tyco Healthcare’s business practices found to be anti-competitive. The Company and Tyco Healthcare have each filed a notice of appeal from the judgment. Even if the Company is ultimately awarded damages in this litigation, the amount will be subject to a 50% legal fee contingency agreement, in which case the Company would receive 50% of the net (of costs) proceeds from the award. Even though most of the legal expenses to date have been on a contingency basis, the Company expects to incur expenses related to the appellate work, which will be reported as a separate line item within the Company’s statements of income. For the three and nine months ended September 29, 2007, the Company incurred $508,000 and $982,000, respectively, related to this appellate work.

The Company believes the jury verdict it received in the Tyco Healthcare antitrust litigation has been important in its efforts to increase its market share among certain large hospital systems and GPOs that were formerly closed as a result of Tyco Healthcare’s anti-competitive conduct. However, the lawsuit has been and will continue to be a diversion of management’s attention from the implementation of the Company’s business strategy. See “Risk Factors” for a description of the risks related to the Company’s litigation against Tyco Healthcare.

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

On October 1, 2007, the Company filed a lawsuit in the United States District Court, Central District of California, against Gregory Jay and P2Lethlogics, LLC, seeking a declaratory judgment that the Company’s pulse oximeters do not infringe a patent of Gregory Jay and/or P2Lethlogics. Dr. Jay had made allegations that a new parameter of Masimo, Pleth Variability Index, offered as an option in Masimo’s pulse oximeters, infringes these patents. On October 17, 2007, P2Lethlogics, LLC, filed a lawsuit in the United States District Court, District of Massachusetts, alleging that the Company’s products, including but not limited to, the Company’s Rainbow pulse oximeters infringe the same patent. Gregory Jay and P2Lethlogics have moved to dismiss the California case on the grounds of lack of personal jurisdiction over Gregory Jay and P2Lethlogics. The Company’s management believes that its devices do not infringe the cited patent and the Company intends to vigorously defend against these claims. The Company believes that the claims asserted in this action will not materially affect the Company’s business, financial conditions or future operating results. In the event a preliminary or permanent injunction were granted, however, the Company would be unable to sell products found to infringe the cited patents, which would cause a reduction in the Company’s revenues, a decline in income and a loss of customer goodwill for an unknown period of time. Additionally, the Company could be ordered to pay royalties on past sales of the Company’s products if found to infringe the cited patents and, to the extent the Company continued to sell such products, the Company could be required to continue paying royalties. Although the Company believes that these claims are without merit, no assurance can be given with respect to the ultimate outcome for any such claim or litigation. At this time, the Company is not able to accurately estimate the potential financial impact of this litigation against the Company.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it currently is not a party to any legal proceedings which, individually or in the aggregate, would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Voluntary Recall

On July 31, 2007, the Company determined to initiate a voluntary recall of its Rad-9 pulse oximeter, a standalone bedside pulse oximeter product, sales of which represented less than 0.6% and 0.4% of the Company’s product revenue in 2006 and the nine months ended September 29, 2007, respectively. In accordance with its original design and similar to other pulse oximeter devices, the Rad-9 gives a visual alarm if there is a sensor fault; under other circumstances, the Rad-9 gives both a visual and audio alarm. In late 2006, the Company sent notices to owners of the Rad-9 that a free upgrade was available to add an audio alarm to the Rad-9 when a sensor fault is detected. The Company has now determined to voluntarily recall the Rad-9 to implement this upgrade. The Company does not believe that a non-upgraded Rad-9 poses a significant risk to health. The Company decided to voluntarily recall the Rad-9 because it believes it has the possibility of improving the care of patients. This decision follows a customer report that an elderly patient, who may have damaged her pulse oximeter sensor, had died after removing her tracheostomy tube. Based on what is currently known, the Rad-9 appears to have been operating in accordance with its specifications. The Company estimates that the total costs resulting from this voluntary recall will be approximately $300,000 and, as previously disclosed, has recorded this charge in the quarter ended September 29, 2007. Any future recall could result in a diversion of management resources, substantial cost and negative publicity, all of which could adversely affect the Company’s business, financial condition and results of operations.

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

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2006		September 29, 2007		September 30, 2006		September 29, 2007
Geographic Area by Destination
North and South America	$32,016	80.5%	$40,964	80.2%	$89,264	79.5%	$113,167	78.3%
Europe, Middle East and Africa	4,584	11.6	6,309	12.3	14,102	12.5	20,029	13.9
Asia and Australia	3,155	7.9	3,849	7.5	8,913	8.0	11,317	7.8

Total product revenues	$39,755	100%	$51,122	100%	$112,279	100%	$144,513	100%

Sales to customers located in the United States were $31.3 million and $40.5 million for the three months ended September 30, 2006 and September 29, 2007, respectively, and $87.2 million and $110.7 million for the nine months ended September 30, 2006 and September 29, 2007, respectively.

14.	Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” or FIN 48, which became effective on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of FIN 48 on January 1, 2007 resulted in an increase to the Company’s accumulated deficit of $618,000. As of January 1, 2007 and September 29, 2007, the balance of the gross unrecognized tax benefit was $3.6 million and $2.8 million, respectively, of which $599,000 (net of federal benefit on state taxes) and $710,000 (net of federal benefit on state taxes), respectively, if recognized, would affect the effective tax rate. In both periods, the remaining balance relates to timing differences, of which the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility. The FIN 48 liability balance may change as the timing of some deductions becomes less uncertain.

It is expected that the amount of unrecognized tax benefits may change in the next 12 months if the timing of deductibility changes; however, quantification of such change cannot be estimated at this time. The Company recognizes penalties and interest related to unrecognized tax benefits in income tax expense. Interest and penalties are immaterial as of the date of adoption and are included in unrecognized tax benefits.

The Company conducts business in multiple jurisdictions, and as a result, one or more of the Company’s subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. Due to the existence of net operating loss carryforwards, all years since inception in 1989 are open for examination by major taxing authorities.

The provision for income taxes was $9.0 million and $6.9 million, or an effective tax rate of 42.3% and 39.7% for the three months ended September 30, 2006 and September 29, 2007, respectively. The provision for income taxes was $124.6 million and $20.4 million, or an effective tax rate of 42.2% and 40.3% for the nine months ended September 30, 2006 and September 29, 2007, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state taxes and permanent differences between pre-tax income for financial reporting purposes and taxable income.

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

We are continuing the research and development of products for the non-invasive measurement of other parameters based on the Masimo Rainbow SET platform. Included in this development are products for the non-invasive measurement of hemoglobin (SpHb) and for acoustic respiratory monitoring (ARM). Although we plan to continue to research, innovate and develop new technologies and products, we are unable to predict which potential parameters can be achieved, the time and cost to complete development, and ultimately whether we will have any additional parameters approved by the FDA or other regulatory agencies.

The building of our installed base of pulse oximeters and circuit boards generates recurring sales of our consumables, primarily single-patient use sensors. A user of one of our pulse oximeters or our OEMs’ pulse oximeters can obtain the benefit of the Masimo SET or Masimo Rainbow SET only by using our proprietary sensors that are designed for our system. We estimate that our worldwide installed base was approximately 448,000 units as of September 29, 2007, up from 353,000 units as of September 30, 2006. We estimate our installed base to be the number of pulse oximeters and circuit boards that we have shipped in the past seven years.

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

We exclusively license from Masimo Labs the right to make and distribute products in the professional medical caregiver markets, or the Masimo Market, that utilize Rainbow technology for the measurement of carbon monoxide, methemoglobin, fractional arterial oxygen saturation, and total hemoglobin, which includes hematocrit. To date, we have developed and commercially released devices that measure carbon monoxide and methemoglobin using licensed Rainbow technology. We also have the option to obtain the exclusive license to make and distribute products that utilize Rainbow technology for the measurement of other non-vital signs parameters, including blood glucose, in product markets where the product is intended to be used by a professional medical caregiver.

Pursuant to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51,” or FIN 46(R), Masimo Labs is consolidated within our financial statements for all periods presented. Accordingly, all royalties, option and license fees and other charges between us and Masimo Labs have been eliminated in the consolidation. For the foreseeable future, we anticipate that we will continue to consolidate Masimo Labs pursuant to the guidance set forth in FIN 46(R); however, in the event that Masimo Labs secures additional external financing and/or expands its customer base or is no longer financially dependent upon us and we are no longer the primary beneficiary of Masimo Labs’ activities, we may discontinue consolidating Masimo Labs.

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

Our royalty revenue consists primarily of royalties associated with our January 2006 patent infringement settlement with Nellcor. Pursuant to the settlement agreement, we will receive quarterly royalty payments based on the amount of Nellcor’s U.S. pulse oximetry revenues. A predetermined royalty rate will be applied against the amount of Nellcor’s U.S. oximetry sales and this will determine the amount of royalties we will be paid. Under terms of the agreement, the royalty rates decline from 20% in 2006 to either 12% or 15% in 2007 and then to either 10% or 13% in each year throughout the remainder of the settlement agreement. The royalty rate paid is dependant on whether Nellcor is able to remove certain infringing technology from its products. The Company recognizes royalty revenue based on the royalty rate per the settlement agreement multiplied by its estimate of Nellcor’s sales for each quarter. Any adjustments to the quarterly estimate are recorded prospectively in the following quarter, when the Company receives the Nellcor royalty report, 60 days after the end of each quarter.

Cost of Goods Sold. We manufacture a substantial majority of the products that we sell. Our cost of goods sold includes material and component costs, direct labor and other direct and indirect manufacturing overhead costs. We recognize cost of goods sold when we recognize revenue for the transaction. For equipment placed with a customer pursuant to a long-term sales contract, we capitalize the cost of the equipment shipped as deferred cost of goods sold and amortize the cost to cost of goods sold on a straight-line basis over the term of the contract. In addition, pursuant to our Cross-Licensing Agreement, we are required to pay certain royalties to Masimo Labs on products incorporating the licensed Rainbow technology. However, pursuant to FIN 46(R), these royalties are eliminated in these condensed consolidated financial statements.

Research and Development. Our research and development expenses consist primarily of costs associated with the design, development, enhancement and testing of new and existing products. These expenses include personnel costs, the cost of materials, supplies and services and an allocation of facility and overhead costs. Through December 31, 2006, an aggregate of $10.5 million of our historical research and development expenses were Masimo Labs research and development expenses. Since Masimo Labs is consolidated within our financial statements pursuant to FIN 46(R), these research and development expenses are not eliminated and therefore are included in these consolidated financial statements.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, promotional, training, trade show, professional fees, facility costs and travel and entertainment expenses.

Patent Litigation Proceeds. Patent litigation proceeds, which we report separately from selling, general and administrative expenses, consist of external legal costs exclusively related to our patent infringement lawsuit against Nellcor offset by the proceeds received from our patent infringement lawsuit, which we settled in January 2006.

Antitrust Litigation. Antitrust litigation expense which we report separately from selling, general and administrative expense, consists of external legal costs exclusively related to our antitrust lawsuit against Tyco Healthcare (currently Covidien).

Non-Operating Income. Non-operating income is comprised of interest income from our cash and cash equivalents and interest expense on our debt and term loans. Other expense typically consists of gains or losses on sales of fixed assets and foreign currency transactions.

Provision for Income Taxes. Provision for income taxes is comprised of federal, state, local and foreign taxes based on income.

Results of Operations

The following tables provide a comparison of our earnings per share calculated under Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, or EITF 03-6, and Financial Accounting Standards Board No. 128 “Earnings per Share”, or FASB 128, in accordance with GAAP and the non-GAAP if converted method based upon FASB 128. The non-GAAP if converted method assumes conversion of all shares of our preferred stock into common stock as of December 31, 2006.

Upon the closing of our initial public offering on August 13, 2007, all outstanding shares of our prior Series A through Series G convertible preferred stock were converted into an aggregate of 34,612,503 shares of common stock. Therefore, effective August 13, 2007, we transitioned from computing earnings per share from the two class method in accordance with EITF 03-6 to the if converted method in accordance with FASB 128. Net income for the three and nine months ended September 29, 2007 was allocated between the periods during which two classes of equity securities were outstanding and during which a single class of equity securities was outstanding based on the respective number of days. For the three months ended September 29, 2007, two classes of equity securities were outstanding for 43 days and a single class of equity securities was outstanding for 48 days, or 47.3% and 52.7% of the total days in the three month reporting period, respectively. For the nine months ended September 29, 2007, two classes of equity securities were outstanding for 224 days and a single class of equity securities was outstanding for 48 days, or 82.4% and 17.6% of the total days in the nine month reporting period, respectively.

We believe that the following non-GAAP earnings per share information is relevant and useful information that can be used by analysts, investors and other interested parties to assess our performance on a comparable basis to future reported earnings per share. Accordingly, we are disclosing this information to permit additional analysis of our performance (in thousands, except share data):

	As Reported		Pro forma
	Three months ended September 29, 2007	Nine months ended September 29, 2007	Three months ended September 29, 2007	Nine months ended September 29, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income attributable to common stockholders:
Net income - two class method (1)	$4,985	$24,871
Accretion of preferred stock	(925)	(4,837)
Income attributable to preferred stockholders	(2,739)	(13,526)

Net income attributable to common stockholders	$1,321	$6,508

Basic net income per common share:
Weighted average common shares outstanding – two class method	16,704,285	16,654,586

Basic earnings per share for period during which two classes of equity securities were outstanding	$0.08	$0.39

Net income for period during which single class of equity securities was outstanding (1)	$5,565	$5,329	$10,550	$30,200

Weighted average common shares outstanding – single class (2)	54,630,610	54,630,610	53,064,738	51,860,652

Basic net income per share for period during which single class of equity securities were outstanding	$0.10	$0.10

Basic net income per common share	$0.18	$0.49	$0.20	$0.58

Diluted net income per common share:
Weighted average common shares outstanding – two class method	16,704,285	16,654,586
Diluted common share equivalent: stock options	4,221,224	4,078,314

	20,925,509	20,732,900

Diluted earnings per share for period during which two classes of equity securities were outstanding	$0.06	$0.31

Net income for period during which single class of equity securities was outstanding (1)	$5,565	$5,329	$10,550	$30,200

Weighted average common shares outstanding – single class (2)	54,630,610	54,630,610	53,064,738	51,860,652
Diluted common share equivalent: stock options	4,747,848	4,747,848	4,527,282	4,231,074

	59,378,458	59,378,458	57,592,020	56,091,726

Diluted net income per share for period during which single class of equity securities were outstanding	$0.10	$0.09

Diluted net income per common share	$0.16	$0.40	$0.18	$0.54

(1)	Net income for the three months ended September 29, 2007 was allocated between the periods during which two classes of equity securities were outstanding and during which a single class of equity securities was outstanding based on the respective number of days. The convertible preferred stock was converted into common stock on August 13, 2007, the closing date of the Company’s initial public offering. For the three months ended September 29, 2007, two classes of equity securities were outstanding for 43 days and a single class of equity securities was outstanding for 48 days, or 47.3% and 52.7% of the total days in the reporting period, respectively. For the nine months ended September 29, 2007, two classes of equity securities were outstanding for 224 days and a single class of equity securities was outstanding for 48 days, or 82.4% and 17.6% of the total days in the reporting period, respectively.

(2)	Weighted average shares outstanding used to compute basic net income per share after conversion of convertible preferred stock; one class of common shares was outstanding for the period from August 13, 2007 to September 29, 2007.

The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues. The patent litigation proceeds and the royalty received from Nellcor in the first three months of 2006 have significantly affected our revenues, results of operations and financial position for the periods presented. Accordingly, our results of operations for the nine months ended September 29, 2007 are difficult to compare to our results of operations for the nine months ended September 30, 2006 (in thousands, except percentages).

	Three months ended				Nine months ended
	September 30, 2006	% of Revenue	September 29, 2007	% of Revenue	September 30, 2006	% of Revenue	September 29, 2007	% of Revenue
Revenue:
Product	$39,755	69.0%	$51,122	79.4%	$112,279	69.0%	$144,513	77.3%
Royalty and license fee	17,891	31.0	13,254	20.6	50,447	31.0	42,497	22.7

Total revenue	57,646	100.0	64,376	100.0	162,726	100.0	187,010	100.0
Cost of goods sold	14,704	25.5	18,809	29.2	45,798	28.1	53,630	28.7

Gross profit	42,942	74.5	45,567	70.8	116,928	71.9	133,380	71.3
Operating expenses:
Research and development	4,330	7.5	6,540	10.2	19,267	11.8	17,455	9.3
Selling, general and administrative	18,281	31.7	21,594	33.5	69,462	42.7	64,575	34.5
Patent litigation proceeds	—	—	—	—	(262,601)	(161.4)	—	—
Antitrust litigation	30	0.1	508	0.8	103	0.1	982	0.5

Total operating expenses	22,641	39.3	28,642	44.5	(173,769)	(106.8)	83,012	44.3

Operating income	20,301	35.2	16,925	26.3	290,697	178.6	50,368	26.9
Non-operating income (expense):
Interest income	1,298	2.3	726	1.1	5,936	3.6	1,270	0.7
Interest expense	(437)	(0.8)	(719)	(1.1)	(1,413)	(0.9)	(1,831)	(1.0)
Other	134	0.2	559	0.9	321	0.2	770	0.4

Total non-operating income	995	1.7	566	0.9	4,844	2.9	209	0.1

Income before provision for income taxes	21,296	36.9	17,491	27.2	295,541	181.6	50,577	27.0
Provision for income taxes	9,000	15.6	6,941	10.8	124,626	76.6	20,377	10.9

Net income	12,296	21.3	10,550	16.4	170,915	105.0	30,200	16.1
Preferred stock dividend	—	—	—	—	(58,571)	(36.0)	—	—
Accretion of preferred stock	(1,956)	(3.4)	(925)	(1.4)	(6,029)	(3.7)	(4,837)	(2.6)
Undistributed income attributable to preferred stockholders	(6,998)	(12.1)	(2,739)	(4.3)	(49,172)	(30.2)	(13,526)	(7.2)

Net income attributable to common stockholders	$3,342	5.8%	$6,886	10.7%	$57,143	35.1%	$11,837	6.3%

Comparison of the Three Months ended September 29, 2007 to the Three Months ended September 30, 2006

Revenue. Total revenue increased $6.8 million, or 11.7%, to $64.4 million for the three months ended September 29, 2007 from $57.6 million for the three months ended September 30, 2006.

Product revenues increased $11.4 million, or 28.6%, to $51.1 million in the three months ended September 29, 2007 from $39.8 million for the three months ended September 30, 2006. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters which totaled 448,000 units at September 29, 2007 up from 353,000 units at September 30, 2006. Revenue generated through our direct and distribution sales channels increased $8.5 million, or 31.5%, to $35.7 million for the three months ended September 29, 2007 compared to $27.2 million for the three months ended September 30, 2006. During the three months ended September 29, 2007 revenues from our OEM channel increased $2.8 million, or 22.5%, to $15.4 million from $12.6 million in the prior year period ended September 30, 2006. Contributing to the increase in our direct and distribution sales channel revenue was our Rainbow technology product revenues which increased 10%, or approximately $51,000, to $1.4 million in the three months ended September 29, 2007, from $1.2 million in the three months ended September 30, 2006.

Our royalty and license fee revenue decreased $4.6 million, to $13.3 million in the three months ended September 29, 2007 from $17.9 million in the three months ended September 30, 2006, primarily due to a lower royalty rate associated with our 2006 settlement agreement with Nellcor. For the three months ended September 30, 2006, our reported Nellcor royalties are based upon Nellcor’s actual reported U.S. pulse oximeter sales for that period. For the three months ended September 29, 2007, our reported Nellcor royalties are based upon an estimate of Nellcor’s U.S. pulse oximeter sales for that period and the contractual royalty rate as prescribed by the 2006 settlement agreement.

Cost of Goods Sold. Cost of goods sold increased 27.9% to $18.8 million in the three months ended September 29, 2007 from $14.7 million in the three months ended September 30, 2006. Our gross margin decreased to 70.8% for the three months ended September 29, 2007 from 74.5% for the three months ended September 30, 2006. This decline in gross margin was due to the $4.6 million decrease in Nellcor royalty revenues. Excluding the royalty revenues in both 2007 and 2006, the gross margin would have increased by 0.2%, to 63.2% from 63.0%. This increase was primarily related to an increased percentage of revenues from our consumables which in general have a higher margin than our other products. During the three months ended September 29, 2007, we also recorded a $300,000 charge for the voluntary recall of Rad-9 monitors (see Note 12 of the Notes to the Condensed Consolidated Financial Statements).

Research and Development. Research and development expenses increased 51.0% to $6.5 million for the three months ended September 29, 2007, from $4.3 million for the three months ended September 30, 2006. Research and development expenses increased $2.2 million, of which $1.4 million was due to increased payroll and payroll related costs associated with increased research and development staffing levels which rose to 130 at September 29, 2007 from 98 at September 30, 2006. Additional increased spending was attributable to higher project supplies expense by $540,000 in the three months ended September 29, 2007. Included in total research and development expenses are $464,000 and $919,000 of engineering expenses incurred by Masimo Labs for the three months ended September 29, 2007 and September 30, 2006, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $3.3 million, or 18.1% to $21.6 million for the three months ended September 29, 2007 from $18.3 million in the three months ended September 30, 2006. The increase was primarily due to a $3.1 million increase in payroll and payroll related costs, consistent with an increase in staffing to 349, which included 105 sales staff, at September 29, 2007 from 281, which included 86 sales staff, at September 30, 2006.

Antitrust Litigation. Litigation expense resulting from our antitrust lawsuit against Tyco Healthcare (currently Covidien) increased to $508,000 for the three months ended September 29, 2007 from $30,000 for the three months ended September 30, 2006. This increase was due to additional expense related to the new appeals process which began in the first quarter of 2007.

Non-Operating Income. Non-operating income was $566,000 for the three months ended September 29, 2007, compared to $1.0 million for the three months ended September 30, 2006. This decline was primarily due to a decrease in interest income of $572,000, resulting from lower cash balances during the three months ended September 29, 2007 as compared to the three months ended September 30, 2006.

Provision for Income Taxes. Our provision for income taxes was $6.9 million, or an effective tax rate of 39.7%, for the three months ended September 29, 2007, compared to $9.0 million or an effective tax rate of 42.3%, for the three months ended September 30, 2006. This decrease in the provision was primarily due to a decrease in our taxable income for the three months ended September 29, 2007 as compared to the three months ended September 30, 2006. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state taxes, and permanent differences between pre-tax income for financial reporting purposes and taxable income.

Comparison of the Nine Months ended September 29, 2007 to the Nine Months ended September 30, 2006

Revenue. Total revenue increased $24.3 million, or 14.9%, to $187.0 million for the nine months ended September 29, 2007 from $162.7 million for the nine months ended September 30, 2006.

Product revenues increased $32.2 million, or 28.7%, to $144.5 million in the nine months ended September 29, 2007 from $112.3 million for the nine months ended September 30, 2006. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters which totaled 448,000 units at September 29, 2007 from 353,000 units at September 30, 2006. Revenue generated through our direct and distribution sales channels increased $26.2 million, or 34.5%, to $101.9 million compared to $75.7 million for the nine months ended September 30, 2006. During the nine months ended September 29, 2007, revenues from our OEM channel increased $6.1 million, or 16.6%, to $42.6 million from $36.5 million for the nine months ended September 30, 2006. Contributing to the increase in our direct and distribution sales channel revenue was Rainbow technology product revenues which increased 103%, or $2.2 million, to $4.5 million in the nine months ended September 29, 2007 from $2.2 million in the nine months ended September 30, 2006.

Our royalty and license fee revenue decreased $7.9 million, to $42.5 million in the nine months ended September 29, 2007 from $50.4 million in the nine months ended September 30, 2006, primarily due to a lower royalty rate associated with our 2006 settlement agreement with Nellcor.

Cost of Goods Sold. Cost of goods sold increased 17.1% to $53.6 million in the nine months ended September 29, 2007 from $45.8 million in the nine months ended September 30, 2006. Our gross margin decreased to 71.3% for the nine months ended September 29, 2007 from 71.9% for the nine months ended September 30, 2006. This decline in gross margin was due to the $7.9 million decrease in Nellcor royalty revenue. Product gross margin increased to 62.9% in the nine months ended September 29, 2007 from 59.2% in the nine months ended September 30, 2006. This increase was related to a prior year stock-based compensation change of $1.8 million and an increase in sales of higher margin products. During the nine months ended September 29, 2007, we also recorded a $300,000 charge for the voluntary recall of Rad-9 monitors (see Note 12 of the Notes to the Condensed Consolidated Financial Statements).

Research and Development. Research and development expenses decreased 9.4% to $17.5 million for the nine months ended September 29, 2007 from $19.3 million for the nine months ended September 30, 2006. The expense for the nine months ended September 30, 2006 included a stock-based compensation charge of $8.3 million associated with the prior period dividend and special bonus payments. Excluding that prior period charge, research and development expenses during these comparable nine month periods increased $6.5 million primarily due to increased payroll and payroll related costs of $4.8 million associated with increased research and development staffing levels which rose to 130 at September 29, 2007 from 98 at September 30, 2006. In addition, higher spending was attributable to increased project supplies expense by $966,000 in the nine months ended September 29, 2007. Included in total research and development expenses are $1.1 million and $2.5 million of engineering expenses incurred by Masimo Labs for the nine months ended September 29, 2007 and September 30, 2006, respectively.

Selling, General and Administrative. Selling, general and administrative expenses decreased 7.0% to $64.6 million for the nine months ended September 29, 2007, from $69.5 million in the nine months ended September 30, 2006, which included a $21.3 million charge in stock-based compensation associated with the dividend and special bonus payments. Excluding that charge, selling, general and administrative expenses increased a total of $16.4 million, from the nine months ended September 30, 2006 to the nine months ended September 29, 2007. This increase was primarily due to a $8.6 million increase in payroll and payroll related costs associated with an increase in total staffing to 349, which included 105 sales staff, at September 29, 2007 from 281, which included 86 sales staff, at September 30, 2006. Additional increased spending was attributable to $3.4 million in higher marketing related expenses, including trade show costs, customer training and product samples, as well as a $1.5 million increase in professional and other service fees and $790,000 in GPO fees.

Patent Litigation Proceeds. Litigation proceeds from our patent infringement lawsuit against Nellcor decreased to $0 for the nine months ended September 29, 2007, from $262.6 million for the nine months ended September 30, 2006. This decrease was due to the one-time patent litigation settlement in January 2006 and related proceeds of $263.0 million less current and related legal fees.

Antitrust Litigation. Litigation expense resulting from our antitrust lawsuit against Tyco Healthcare (currently Covidien) increased to $982,000 for the nine months ended September 29, 2007 from $103,000 for the nine months ended September

30, 2006. This increase was due to additional expense related to the new appeals process which began in the first quarter of 2007.

Non-Operating Income. Non-operating income was $209,000 for the nine months ended September 29, 2007, compared to $4.8 million for the nine months ended September 30, 2006. This change was primarily due to the decrease in interest income of $4.7 million, resulting from lower cash balances during the nine months ended September 29, 2007, as compared to the nine months ended September 30, 2006.

Provision for Income Taxes. Our provision for income taxes was $20.4 million, or an effective tax rate of 40.3%, for the nine months ended September 29, 2007, compared to $124.6 million, or an effective tax rate of 42.2%, for the nine months ended September 30, 2006. This decrease in the provision was primarily due to a non-deductible dividend payment which was made during the nine months ended September 30, 2006. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state taxes, and permanent differences between pre-tax income for financial reporting purposes and taxable income.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the sale of equity securities. Through September 29, 2007, we raised $81.7 million through seven preferred stock private equity financings, approximately $47.8 million from our August 2007 initial public offering and $16.7 million from the exercise of stock options for a total of $146.2 million. As of September 29, 2007, we had cash and cash equivalents of $88.6 million.

Under the terms of our patent litigation settlement with Nellcor, Nellcor paid us $263.0 million for damages incurred through January 2006 and made an advance royalty payment to us of $67.5 million related to sales of Nellcor’s products for the remainder of 2006. In total, we received $330.5 million in cash from Nellcor through December 2006. In March 2006 and December 2006, we declared dividends in the aggregate amount of approximately $208.9 million to holders of our stock, of which $10.8 million was for related parties. In addition, in March 2006 and March 2007, we made special bonus payments in the aggregate amount of approximately $11.7 million to our employees and directors who held vested stock options as of March 1, 2006. The majority of these cash dividends and special bonus payments were made from the after-tax proceeds that we received from our settlement with Nellcor and interest earned thereon. In the future, we do not intend to distribute any royalties received from Nellcor under the settlement agreement to our stockholders or our option holders.

Cash Flows from Operating Activities. Cash provided by operating activities was $14.9 million in the nine months ended September 29, 2007. The source of cash consists primarily of net income of $30.2 million, an increase in income taxes payable of $4.8 million and depreciation and amortization expense of $3.9 million. Deferred revenue increased $4.2 million due to increases in customer rebates and inventory in the distribution channel as a result of the continued growth of our business. This increase was offset partially by increases in royalties receivable of $11.8 million due to the Nellcor settlement agreement, an increase in inventory of $6.9 million to meet the increased demand for our products, an increase in accounts receivable of $5.1 million due to the growth of our business, and an increase in deferred cost of goods sold of $3.3 million due to the increase in equipment placed at hospitals under long term sensor purchase agreements.

Cash provided by operating activities was $207.0 million in the nine months ended September 30, 2006. This consists primarily of net income of $170.9 million, resulting primarily from the patent litigation settlement in 2006. In addition, deferred revenue increased by $22.0 million and income taxes payable increased by $17.9 million, also as a result of the patent litigation settlement. During the nine months ended September 30, 2006, accounts payable increased by $8.0 million due to growth in our business and deferred income taxes increased by $3.9 million. These sources of cash were offset by uses of cash including an increase in inventories of $8.6 million to meet the increased demand for our products, an increase in accounts receivable of $7.5 million due to growth in our business and timing of receipts, and an increase in deferred cost of goods sold of $4.4 million due to the increase in equipment placed at hospitals under long term sensor purchase agreements.

Cash Flows from Investing Activities. Cash used in investing activities for the nine months ended September 29, 2007 was $4.7 million consisting of $3.8 million of property and equipment purchases and $865,000 for the increase in intangible assets necessary to support the growth of our business.

Cash used in investing activities for the nine months ended September 30, 2006 was $4.7 million consisting primarily of $3.3 million of property and equipment purchases and $951,000 for the increase in intangible assets necessary to support the growth of our business.

Cash Flows from Financing Activities. Cash provided by financing activities for the nine months ended September 29, 2007 was $23.6 million. This primarily consists of $47.8 million of proceeds from the initial public offering and $20.1 million of additional long term debt, offset by $37.3 million of dividends paid and repayment of long term debt of $7.1 million.

Cash used in financing activities for the nine months ended September 30, 2006 was $137.1 million. This primarily consists of dividends paid of $149.3 million and repayment of long term debt of $5.7 million, offset by $14.3 million of proceeds from common stock issuances in connection with the exercise of stock options and $4.2 million of income tax benefit from exercise of stock options.

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

Current Financing Arrangements. As of September 29, 2007, we had various arrangements that allow for the financing of the equipment placed with hospitals in connection with the related long-term sensor purchase agreements. During the nine months ended September 29, 2007 and September 30, 2006, we borrowed a total of $20.1 million and $0, respectively, under these facilities. As of September 29, 2007 and December 31, 2006, we had outstanding under these financing agreements $33.8 million and $20.5 million, respectively. As of September 29, 2007, principal and interest payments under these financing agreements were $1.2 million per month based on an average interest rate of 7.7%, and $15.8 million of the outstanding debt was collateralized by $3.9 million of equipment, net of amortization. As of September 29, 2007, the amount available for additional borrowing under the terms of the agreements was $19.9 million. Unless otherwise extended, the agreements will expire on December 31, 2007.

In June 2001, we entered into a Master Selective Business Security Agreement, or Master Agreement, with one of our stockholders allowing us to borrow up to a maximum of $5.0 million. The Master Agreement consisted of an equipment line whereby all draws are collateralized by equipment placed at hospitals under long-term sensor purchase agreements. Each draw was converted into a five-year note with interest and principal paid on a monthly basis. The interest rate on each note is based on 475 basis points over the U.S. Treasury Rate on the date of the borrowing. The most recent draw was in December 2002 and there are no additional borrowings available under this Master Agreement. As of December 31, 2006 and September 29, 2007, we had $316,000 and $31,000, respectively, outstanding under the Master Agreement at an average interest rate of 7.9%. At September 29, 2007, the carrying value of the equipment collateralizing these borrowings was $65,000, net of amortization.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuation to interest expense is limited to our outstanding term loans and financing arrangements, which have fixed interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at September 29, 2007. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.

Foreign Currency Exchange Rate Risk

A majority of our assets and liabilities are maintained in the United States in U.S. dollars and our sales and expenditures are transacted in U.S. dollars. The expenses and capital spending of our foreign entities are transacted in the respective country’s local currency and are subject to foreign exchange rate risk. In particular, we are exposed to foreign currency risk related to our international operations, including foreign denominated intercompany receivables and payables. Our foreign currency transactions are translated into U.S. dollars at prevailing rates and gains or losses resulting from foreign currency transactions are included in current period income or loss as incurred. Our foreign entities’ balance sheets are translated in U.S. dollars at the month end spot rates and the statements of income and cash flows using the average exchange rate for the periods and any foreign exchange gain or loss is included in equity as a component of accumulated other comprehensive income (loss). Historically, we have not engaged in foreign currency hedging transactions. We estimate that a 10% change in the ending foreign exchange rates would not have resulted in a material change to our net income during the nine months ended September 29, 2007. As our foreign operations continue to grow, our exposure to foreign currency risk may become more significant.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 1, 2007, we filed a lawsuit in the United States District Court, Central District of California, against Gregory Jay and P2Lethlogics, LLC, seeking a declaratory judgment that our pulse oximeters do not infringe a patent of Gregory Jay and/or P2Lethlogics. Dr. Jay had made allegations that a new parameter of ours, Pleth Variability Index, offered as an option in our pulse oximeters, infringes these patents. On October 17, 2007, P2Lethlogics, LLC, filed a lawsuit in the United States District Court, District of Massachusetts, alleging that our products, including but not limited to, our Rainbow pulse oximeters infringe the same patent. Gregory Jay and P2Lethlogics have moved to dismiss the California case on the grounds of lack of personal jurisdiction over Gregory Jay and P2Lethlogics. Our management believes that our devices do not infringe the cited patent and we intend to vigorously defend against these claims. We believe that the claims asserted in this action will not materially affect our business, financial conditions or future operating results. In the event a preliminary or permanent injunction were granted, however, we would be unable to sell products found to infringe the cited patents, which would cause a reduction in our revenues, a decline in income and a loss of customer goodwill for an unknown period of time. Additionally, we could be ordered to pay royalties on past sales of our products if found to infringe the cited patents and, to the extent we continued to sell such products, we could be required to continue paying royalties. Although we believe that these claims are without merit, no assurance can be given with respect to the ultimate outcome for any such claim or litigation. At this time, we are not able to accurately estimate the potential financial impact of this litigation against us.

From time to time, we are involved in legal proceedings in the ordinary course of business. Other than the proceeding described above and the proceedings set forth in our quarterly report on Form 10-Q for the quarter ended June 30, 2007, we are not currently involved in any material legal proceedings.

Item 1A.	Risk Factors

Before you decide to invest or maintain an interest in our common stock, you should consider carefully the risks described below, which have been updated since the filing of our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on September 20, 2007, in their entirety, together with the other information contained in this quarterly report on Form 10-Q. We believe the risks described below are the risks that are material to us as of the date of this quarterly report on Form 10-Q. If any of the following risks comes to fruition, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our previously filed quarterly report on Form 10-Q.

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

Our products are subject to reporting requirements and may be subject to recalls, which could be expensive, damage our reputation and result in a diversion of management resources. *

After a device is placed on the market, numerous regulatory requirements apply, including medical device reporting regulations that require us to report to the FDA or similar governmental bodies in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of manufacturing or labeling errors or design defects. Any voluntary or government mandated recall may divert management attention and financial resources and harm our reputation with customers. Any recall involving one of our products could also harm the reputation of the product and us and would be particularly harmful to our business and financial results.

We may recall our products, either voluntarily or involuntarily, if any prove or are perceived to be defective. Much of our growth may come from the introduction and sale of new products, which may result in a greater frequency of recalls. From our inception through September 29, 2007, we initiated three voluntary recalls of our products, none of which was material.

On July 31, 2007, we determined to initiate a voluntary recall of our Rad-9 pulse oximeter, a standalone bedside pulse oximeter product, sales of which represented less than 0.6% and 0.4% of our product revenue in 2006 and the nine months ended September 29, 2007, respectively. In accordance with its original design and similar to other pulse oximeter devices, the Rad-9 gives a visual alarm if there is a sensor fault; under other circumstances, the Rad-9 gives both a visual and audio alarm. In late 2006, we sent notice to owners of the Rad-9 that a free upgrade was available to add an audio alarm to the Rad-9 when a sensor fault is detected. We have now determined to voluntarily recall the Rad-9 to implement this upgrade. We do not believe that a non-upgraded Rad-9 poses a significant risk to health. We decided to voluntarily recall the Rad-9 because we believe it has the possibility of improving the care of patients. This decision follows a customer report that an elderly patient, who may have damaged her pulse oximeter sensor, had died after removing her tracheostomy tube. Based on what is currently known, the Rad-9 appears to have been operating in accordance with its specifications. We estimate that the total costs resulting from this voluntary recall will be approximately $300,000, although this is an estimate and the actual cost may differ. Any future recall could result in a diversion of management resources, substantial cost and negative publicity, all of which could adversely affect our business, financial condition and results of operations.

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

As of September 29, 2007, our stockholders owned approximately 99.9% of the outstanding shares of capital stock of Masimo Labs. In addition, Joe E. Kiani and Jack Lasersohn, members of our board of directors, are also members of the board of directors of Masimo Labs. Joe E. Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Masimo Labs. Due to the interrelated nature of Masimo Labs with us, conflicts of interest will arise with respect to transactions involving business dealings between us and Masimo Labs, potential acquisitions of businesses or products, development of products and technology, the sale of products, markets and other matters in which our best interests and the best interests of our stockholders may conflict with the best interests of the stockholders of Masimo Labs. We cannot assure you that any conflict of interest will be resolved in our favor, or that with respect to our transactions with Masimo Labs we will negotiate terms that are as favorable to us as if such transactions were with an unaffiliated third party.

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

For the year ended December 31, 2006, we did not have any customers who accounted for over 10.0% of our total revenues and for the nine months ended September 29, 2007, one customer represented 10.6% of our total revenues. However, we have a concentration of OEM, distribution and direct customers. If, for any reason, we were to lose our ability to sell to a specific group or class of customers, we would experience a significant reduction in revenues. This would, in turn, adversely impact our operating results because we may not be able to react quickly enough to reduce our operating expenses. Also, we cannot assure you that we will retain our current customers or groups of customers or that we will be able to attract and retain additional customers.

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

If we fail to maintain relationships with GPOs, sales of our products would decline. *

Our ability to sell our products to U.S. hospitals depends in part on our relationships with GPOs. Many existing and potential customers for our products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusive, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, affiliated hospitals and other members may be less likely to purchase our products, and if the GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be precluded from making sales to members of the GPO for the duration of the contractual arrangement. Our failure to renew contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In 2006 and for the nine months ended September 29, 2007, revenue from the sale of our pulse oximetry products related to GPOs amounted to $66.6 million and $72.9 million, respectively. We do not have any contracts expiring in 2007. In the future, if we are unable to keep our relationships and develop new relationships with GPOs, our competitive position would likely suffer.

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

Reliance on clinical studies is an important means of demonstrating the effectiveness of products in our industry. We are aware of a number of clinical and laboratory studies with results that are less favorable to the Masimo SET platform than those contained in the over 100 independent clinical and laboratory studies that validate our technology. We believe that these studies either (i) lack independence because they were funded by competing companies evaluated in the studies or were conducted by employees of such companies, or (ii) lack objectivity because of the absence of clinical procedures and protocols required to ensure objective and accurate results. If subsequent independent studies validate these studies or these studies are otherwise shown to be accurate, market acceptance and sales of our products could be adversely impacted and we could lose market share to our competitors.

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

The risks inherent in operating internationally and the risks of selling and shipping our products and of purchasing our components and products internationally may adversely impact our business, financial conditions and results of operations. *

We derive a portion of our net sales from operations in international markets. In 2005, 2006 and the nine months ended September 29, 2007, 19.2%, 22.6% and 23.4%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

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

Legislative and regulatory changes in the health care industry could have a negative impact on our financial performance. *

Changes in the health care industry in the United States and elsewhere could adversely affect the demand for our products as well as the way in which we conduct business. Additionally, there have been, and we expect there will continue to be, federal, state or local legislative and regulatory changes and proposals to change the health care system, which could affect our business. For instance, the Centers for Medicare and Medicaid Services, or CMS, the federal agency that administers the Medicare and Medicaid programs, has determined that, beginning in 2007, certain uses of pulse oximetry monitoring are eligible for separate Medicare payment in the hospital outpatient setting and are no longer bundled into payments for other services. The result of this change could be an increase in Medicare payments to hospitals for use of our products. However, each year CMS examines the reimbursement rates for both the inpatient and outpatient settings and could either increase or decrease the reimbursement rate for procedures utilizing our products. In addition, as a result of the focus on health care reform in connection with the 2008 presidential election, there is risk that Congress may implement changes in laws and regulations governing health care service providers, including measures to control costs, or reductions in reimbursement levels. Overall, we are unable to predict when legislation or regulation that affects our business may be proposed or enacted in the future or what effect any such legislation or regulation would have on our business. Any such legislation, regulation or policies that affect the coverage and reimbursement of our current or future products, or the procedures utilizing our current or future products, could cause our sales to decrease and, as a result, our revenues to decline.

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

Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions. *

As of September 29, 2007, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 20.4% of our outstanding common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Delaware law, will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our board of directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of us, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

If there are substantial sales of our common stock, our stock price could decline. *

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. As of September 29, 2007, we had approximately 54,646,932 shares of common stock outstanding. Of these, 14,922,279 shares were freely tradable as of that date and 69,300 shares became eligible for sale in the public market beginning on November 6, 2007 without restriction or further registration under the federal securities laws, unless held by our affiliates. Taking into consideration the effect of lock-up agreements entered into by our stockholders with the underwriters of our initial public offering, the remaining 39,655,353 shares will be available for sale pursuant to Rules 144 and 701, and the volume, manner of sale and other limitations under these rules, as follows:

•	39,578,503 shares of common stock will be eligible for sale in the public market beginning on February 4, 2008, unless the lock-up period is otherwise extended pursuant to its terms; and

•	the remaining 57,000 shares of common stock will be eligible for sale in the public market at various times thereafter.

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

We intend to register 3,000,000 shares of our common stock reserved under our 2007 Stock Incentive Plan and up to approximately 10,805,217 shares of common stock that are authorized for issuance under our other stock incentive plans. As of September 29, 2007, 8,156,175 shares were subject to outstanding options, of which 3,875,599 options were vested and exercisable as of that date. Once we register these shares, they can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above and restrictions on our affiliates.

Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company. *

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

(a) Sales of Unregistered Securities

During the three months ended September 29, 2007, we issued and sold 42,650 shares of our common stock that were not registered under the Act to our employees upon the exercise of options for aggregate cash consideration of $136,258. These securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Act or Rule 701 promulgated under the Act. During the same period, we granted options to our employees to purchase 224,000 shares of common stock at a weighted average exercise price of $16.00 per share. These options were granted prior to our initial public offering in reliance upon the exemption from registration provided under Section 4(2) of the Act or Rule 701 promulgated under the Act. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

(b) Use of Proceeds from Public Offering of Common Stock

Our initial public offering of our common stock, par value $0.001, was effected through a Registration Statement on Form S-1 (File No. 333-142171) that was declared effective by the SEC on August 7, 2007. The Registration Statement covered the offer and sale by us of 3,287,494 shares of our common stock, which we sold to the public on August 13, 2007 at a price of $17.00 per share. Our initial public offering commenced on April 17, 2007 and terminated following the sale of all of the securities registered under the Registration Statement. Our initial public offering resulted in aggregate proceeds to us of approximately $47.8 million, net of underwriting discounts and commissions of approximately $3.9 million and offering expenses of approximately $4.2 million, through a syndicate of underwriters managed by Piper Jaffray & Co., Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Cowen and Company, LLC and Thomas Weisel Partners LLC. We did not receive any proceeds from the sale of shares in the initial public offering by selling stockholders.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or person owning ten percent or more of any class of our equity securities or to any other affiliates. All offering expenses were paid directly to others.

We anticipate that we will use the net proceeds from our initial public offering for the placement of equipment at hospitals under long-term sensor purchase agreements, capital expenditures and sales and marketing activities, research and development activities and working capital and general corporate purposes. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business. We have invested the net proceeds from our initial public offering in short-term, investment-grade interest-bearing securities or guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus filed with the SEC on August 8, 2007 pursuant to Rule 424(b) under the Act.

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

Date:	November 1, 2007	By:	/s/ JOE E. KIANI
Joe E. Kiani
Chief Executive Officer and Chairman

Date:	November 1, 2007	By:	/s/ MARK P. DE RAAD
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2	(1)	Amended and Restated Bylaws (Exhibit 3.4)

4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999 between the Company and certain of its stockholders (Exhibit 4.2)

10.1 +	(1)	Form of Indemnity Agreement between the Company and its officers and directors (Exhibit 10.1)

10.2 +	(1)	Employment Agreement, dated July 19, 2007, between the Company and Joe E. Kiani (Exhibit 10.2)

10.3 +	(1)	2007 Stock Incentive Plan, effective August 7, 2007, and forms of agreements related thereto (Exhibit 10.33)

10.4 +	(1)	2007 Severance Protection Plan, effective July 19, 2007 (Exhibit 10.42)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (No. 333-142171), originally filed with the SEC on April 17, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1.

+	Indicates management contract or compensatory plan.