Form 10-K
period 2007-12-29
MASIMO CORP
filed 2008-03-04
CIK 937556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33642

Masimo Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0368882
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

40 Parker Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

(949) 297-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.001	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on February 15, 2008, as reported on the NASDAQ Global Market, was approximately $1.47 billion. The registrant has elected to use February 15, 2008 as the calculation date because as of June 30, 2007 (the last business day of the registrant’s most recent second fiscal quarter), the registrant was a privately-held concern.

At February 15, 2008, the registrant had 55,126,642 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the registrant’s proxy statement for the registrant’s 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

MASIMO CORPORATION

FISCAL YEAR 2007 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1.A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed under Item 1.A. “Risk Factors” in this Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

PART I

ITEM 1.	BUSINESS

Overview

We are a global medical technology company that develops, manufactures and markets non-invasive patient monitoring products that improve patient care. We were incorporated in California in May 1989 and reincorporated in Delaware in May 1996. We invented Masimo Signal Extraction Technology, or Masimo SET, which provides the capabilities of measure-through motion and low perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. Pulse oximetry is the non-invasive measurement of the oxygen saturation level of arterial blood, or the blood that delivers oxygen to the body’s tissues, and pulse rate. Our Masimo SET platform has addressed many of the previous technology limitations and has been referred to by several industry sources as the gold standard in pulse oximetry. The benefits of Masimo SET have been validated in over 100 independent clinical and laboratory studies. During fiscal 2007, we generated product revenue of $199.7 million and we increased our revenue at a compound annual growth rate, or CAGR, of approximately 42.5% for the three years ended December 29, 2007.

We develop, manufacture and market a family of non-invasive blood constituent patient monitoring solutions that consists of a monitor or circuit board and our proprietary single-patient use and reusable sensors and cables. In addition, we offer remote alarm/monitoring solutions, such as the Masimo Patient SafetyNet. Our solutions and related products are based upon our proprietary Masimo SET algorithms. This software-based technology is incorporated into a variety of product platforms depending on our customers’ specifications. We sell our products to end-users through our direct sales force and certain distributors, and some of our products to our original equipment manufacturer, or OEM, partners, for incorporation into their products. We estimate that our worldwide installed base of our pulse oximeters and OEM monitors that incorporate Masimo SET was approximately 470,000 units as of December 29, 2007. Our installed base is the primary driver for the recurring sales of our sensors, most notably, single-patient adhesive sensors. Based on industry reports, we estimate that the worldwide pulse oximetry market is approximately $1.0 billion, the largest component of which is the sale of sensors.

Our strategy is to utilize the reliability and accuracy of our Masimo SET platform, along with our Patient SafetyNet solutions, to facilitate the expansion of our pulse oximetry products into areas beyond critical care settings, including the general care areas of the hospital. Additionally, we have developed products that non-invasively monitor parameters beyond arterial blood oxygen saturation level and pulse rate. In 2005, we launched our Masimo Rainbow SET platform utilizing licensed Rainbow technology, which we believe includes the first devices cleared by the U.S. Food and Drug Administration to non-invasively measure carboxyhemoglobin, or carbon monoxide levels in the blood, and methemoglobin saturation levels in the blood. We believe that the use of products incorporating Rainbow technology will become widely adopted for the non-invasive monitoring of these parameters. In addition, we have developed a new measurement called Plethysmograph Variability Index, or PVI. Independent clinical studies are reporting that PVI may allow clinicians to test fluid responsiveness of mechanically ventilated patients. We believe that we will develop and introduce additional parameters in the future based on our proprietary technology platforms.

Our technology is supported by a substantial intellectual property portfolio that we have built through internal development and, to a lesser extent, acquisitions and license agreements. As of December 29, 2007, we had 444 issued and pending patents worldwide. We have exclusively licensed from our development partner, Masimo Laboratories, Inc., or Masimo Labs, the right to incorporate Rainbow technology into our products intended to be used by professional caregivers, including but not limited to hospital caregivers and EMS facility caregivers. On January 17, 2006, we settled a patent litigation dispute with Nellcor, a division of Tyco Healthcare. Under the terms of the settlement, Nellcor has agreed to discontinue the sale of its products found to infringe our patents and will pay us royalties at least through March 14, 2011 on the U.S. sales of its pulse oximetry products.

On August 13, 2007, we completed our initial public offering, or IPO, of common stock in which a total of 13,704,120 shares were sold, comprised of 10,416,626 shares sold by selling stockholders, 1,500,000 shares sold by us at the initial closing and 1,787,494 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $17.00 per share. We raised a total of $55.9 million in gross proceeds from the IPO, or approximately $47.8 million in net proceeds after deducting underwriting discounts and commissions of $3.9 million and estimated other offering costs of approximately $4.2 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into an aggregate of 34,612,503 shares of common stock. The condensed consolidated financial statements as of and for the period ended December 29, 2007, including share and per share amounts, include the effects of the offering since it was completed prior to December 29, 2007.

Industry Background

Pulse oximetry has gained widespread clinical acceptance as a standard patient vital sign measurement because it can give clinicians an early warning of low arterial blood oxygen saturation levels, known as hypoxemia. Early detection is critical because hypoxemia can lead to a lack of oxygen in the body’s tissues, which can result in brain damage or death in a matter of minutes. Pulse oximeters are currently used primarily in critical care settings, including emergency rooms, operating rooms, recovery rooms, intensive care units, or ICUs, and the EMS market.

In addition, clinicians use pulse oximeters to estimate whether there is too much oxygen in the blood, a condition called hyperoxemia. In premature babies, hyperoxemia can lead to permanent eye damage or blindness. By ensuring that oxygen saturation levels in babies remains under 96%, clinicians believe they can lower the incidence of hyperoxemia. Hyperoxemia can also cause problems for adults, such as increased risk of postoperative infection and tissue damage. In adults, to prevent hyperoxemia, clinicians use pulse oximeters to administer the minimum level of oxygen necessary to maintain normal saturation levels.

Pulse oximeters use sensors attached to an extremity, typically the fingertip. These sensors contain two light emitting diodes, or LEDs, that in a transmittance sensor transmit red and infrared light from one side of the extremity through the tissue to a photodetector on the other side of the extremity. The photodetector in the sensor measures the amount of red and infrared light absorbed by the tissue. A microprocessor then analyzes the changes in light-absorption to provide a continuous, real-time measurement of the amount of oxygen in the patient’s arterial blood. Pulse oximeters typically give audio and visual alerts, or alarms, when the patient’s arterial blood oxygen saturation level or pulse rate falls outside of a designated range. As a result, clinicians are able to immediately initiate treatment to prevent the serious clinical consequences of hypoxemia and hyperoxemia.

Limitations of Conventional Pulse Oximetry

Conventional pulse oximetry is subject to technological limitations that reduce its effectiveness and the quality of patient care. In particular, when using conventional pulse oximetry, arterial blood signal recognition can be distorted by motion artifact, or patient movement, and low perfusion, or low arterial blood flow. Motion artifact can cause conventional pulse oximeters to inaccurately measure the arterial blood oxygen saturation level due mainly to the movement and recognition of venous blood. Venous blood, which is partially depleted of oxygen, may cause falsely low oxygen saturation readings. Low perfusion can also cause the failure of the conventional pulse oximeter to obtain an accurate measurement. Conventional pulse oximeters cannot distinguish oxygenated hemoglobin, or the component of red blood cells that carries oxygen, from dyshemoglobin, which is hemoglobin that is incapable of carrying oxygen. In addition, conventional pulse oximetry readings can also be impacted by bright light and electrical interference from the presence of electrical surgical equipment. Independent, published research shows that conventional pulse oximeters are subject to operating limitations, including:

•	inaccurate measurements, which can lead to the non-detection of a hypoxemic event or improper and unnecessary treatment;

•

false alarms, which occur when the pulse oximeter falsely indicates a drop in the arterial blood oxygen saturation level which can lead to improper therapy, the inefficient use of clinical resources as clinicians respond to false alarms, or the non-detection of a true alarm if clinicians become desensitized to frequently occurring false alarms; and

•	signal drop-outs, which is the loss of a real-time signal as the monitor attempts to find or distinguish the pulse, which can lead to the non-detection of hypoxemic events.

Published independent research shows that over 70% of the alarms were false outside the operating room using conventional pulse oximetry. In addition, in the operating room, conventional pulse oximeters failed to give measurements at all due to weak physiological signals, or low perfusion, in approximately 9% of all cases studied. Manufacturers of conventional pulse oximeters have attempted to address some of these limitations, with varying degrees of success. Some devices have attempted to minimize the effects of motion artifact by repeating the last measurement before motion artifact is detected, until a new, clean signal is detected and a new measurement can be displayed, known as freezing values. Other devices have averaged the signal over a longer period of time, known as long-averaging, in an attempt to reduce the effect of brief periods of motion. These solutions, commonly referred to as alarm management techniques, mask the limitations of conventional pulse oximetry. Several published studies have demonstrated that some of these alarm management techniques have actually contributed to increased occurrences of undetected true alarms, or events where hypoxemia occurs, but is not detected by the pulse oximeter.

Conventional pulse oximetry technology also has several practical limitations. Because the technology cannot consistently measure oxygen saturation levels of arterial blood in the presence of motion artifact or low perfusion, the technology is not robust enough to allow for its use in non-critical care settings of the hospital, such as general care areas, where the hospital staff-to-patient ratio is significantly lower. In order for pulse oximetry to become a standard patient monitor in these settings, these limitations must be overcome.

In addition, conventional pulse oximeters cannot distinguish oxygenated hemoglobin, or the component of red blood cells that carries oxygen, from dyshemoglobin, which is hemoglobin that is incapable of carrying oxygen. The most prevalent forms of dyshemoglobins are carboxyhemoglobin and methemoglobin. As a result of these dyshemoglobins, pulse oximeters will report falsely high oxygen levels when they are present in the blood. Although currently there are lab-based tests that detect dyshemoglobins, they are invasive and do not provide immediate or continuous results.

Pulse Oximetry Market Opportunity

The pulse oximetry market consists of pulse oximeters and consumables, including single-patient use and reusable sensors, cables and other pulse oximetry accessories that are primarily sold to the hospital and EMS markets. According to a Frost & Sullivan report dated June 2007, U.S. pulse oximetry equipment market revenue, which includes pulse oximetry stand-alone devices and multi-parameter patient monitoring modules, was $201 million in 2006 and is expected to increase to $248 million by 2009, representing a CAGR of 7.3%. Additionally, a Frost & Sullivan report dated March 2004 estimated that U.S. pulse oximetry sensor market revenue would be $461 million in 2006 and would increase to $622 million by 2010, representing a CAGR of 7.8%. Based on these estimates, Frost & Sullivan estimated that the total U.S. pulse oximetry market would be $662 million in 2006. Frost & Sullivan expects the growth in the U.S. pulse oximetry sensor market to be driven by:

•	ongoing adoption of low perfusion, motion-tolerant technology;

•	aggressive awareness campaigns;

•	rising patient acuity, or severity of illnesses, which increases the need for monitoring in the intermediate and sub-acute settings;

•	expansion of the market for pulse oximetry monitoring to the general surgical floor;

•	greater efficiencies for the health care worker through increased reliability, improved detection algorithms and the ability to reject false alarms; and

•	adoption of pulse oximetry outside the hospital and in the faster growing alternate care market.

Based on this estimate for the U.S. market, we estimate that the worldwide pulse oximetry market was approximately $1.0 billion in 2007. According to the June 2007 Frost & Sullivan report, Masimo and Nellcor each comprised 38% of the total U.S. pulse oximetry monitoring equipment market in 2006, totaling 76% of the market.

Additional Market Opportunities

Expansion to Non-Critical Care Settings

We believe there are opportunities to expand the market for pulse oximetry by applying Masimo SET’s proven benefits from critical care settings to non-critical care settings, as well as settings outside of the hospital. It is currently estimated that over 86% of all U.S. hospital beds are located in non-critical care areas, where continuous monitoring is not widely used. A published study showed that approximately 264,000 hospital deaths over a three-year period were attributable to patient safety incidents, or generally preventable patient events in non-critical care areas. The study concluded that the failure to timely diagnose and treat patients accounted for over 70% of those deaths, suggesting that improved patient monitoring in non-critical care settings can alert clinicians of patient distress and help to improve patient care. We believe that Masimo SET’s ability to dramatically minimize false alarms due to patient motion while maximizing the sensitivity of pulse oximeters to report true alarms will allow hospitals to reliably and continuously monitor their patients in the general floors.

Carboxyhemoglobin Detection

We believe two of the dyshemoglobins discussed above are important to measure. There are opportunities to expand the market for patient monitoring by enabling the measurement of additional blood constituents beyond arterial blood oxygen saturation level and pulse rate by measuring carboxyhemoglobin and methemoglobin. For example, carbon monoxide is the leading cause of accidental poisoning death in the United States, responsible for an estimated 3,800 fatalities and 40,000 emergency room visits annually, according to a report in Journal of Emergency Medicine. Carbon monoxide poisoning, which involves carbon monoxide binding with hemoglobin cells, thereby preventing them from carrying oxygen, can cause severe neurological damage, permanent heart damage or death in a matter of minutes. Quick diagnosis and treatment of carbon monoxide poisoning is critical in saving lives and preventing long-term damage. Several leading emergency first responder associations including the including the National Association of Emergency Medical Technicians, the National Association of EMS Educators and the International Association of Fire Fighters have recently issued recommendations to non-invasively screen for carbon monoxide poisoning when exposure is suspected or when an individual presents with symptoms of such poisoning. In addition the National Fire Protection Association, or NFPA, recently included carbon monoxide screening by Pulse CO-Oximetry as part of a new national healthcare standard for firefighters potentially exposed to carbon monoxide poisoning. NFPA’s consensus codes and standards serve as the worldwide authoritative source on fire prevention and public safety.

We believe that the primary opportunity for non-invasive blood carbon monoxide monitoring is in the EMS and emergency department settings, but may extend into other critical care settings as well, such as the operating room, or OR. Carbon monoxide can in some cases be produced by the anesthesia machine, which can, in some circumstances, create dangerous levels of carbon monoxide. This occurrence is known as Monday Morning Phenomenon, which may be diagnosed with non-invasive monitoring of carbon monoxide in the OR. In addition, patients who have moderate levels of carbon monoxide in their blood upon hospital admission, either from smoking or exposure to carbon monoxide, often have complications during anesthesia administration. If carbon monoxide is detected in their blood, surgeries can be postponed until the patient’s carbon monoxide level has returned to a safe level for surgery.

Methemoglobin Detection

Another opportunity to expand the market for patient monitoring is to enable the non-invasive measurement of methemoglobin, another form of hemoglobin that is unable to carry oxygen to tissues throughout the body. Since hemoglobin is the key carrier of oxygen in the blood, its replacement by methemoglobin can cause cyanosis, or bluish discoloration of the skin caused by lack of oxygen in the blood. According to a research report published by Johns Hopkins University in September 2004, approximately 30 different drugs routinely administered in hospitals can cause methemoglobinemia, or the presence of an abnormal amount of methemoglobin in the blood. This study found 414 cases, or 19% of all patients reviewed, of acquired methemoglobinemia, which were detected in many areas of the hospital and various patient populations over a 28-month period. The methemoglobinemia resulted in one fatality and three near-fatalities. In addition, pesticides, herbicides and other industrial chemicals can cause methemoglobinemia. Some of the 30 drugs that the Johns Hopkins University report found to cause methemoglobinemia are benzocaine, a local anesthetic, which is routinely used in procedures, ranging from endoscopy to surgery, inhaled nitric oxide, routinely used in the Neonatal Intensive Care Unit, nitroglycerin used to treat cardiac patients and dapsone, used to treat infections. The NACB recommends that clinicians routinely utilize point of care tests to measure the level of methemoglobin in patients receiving benzocaine, a local anesthetic. In addition, two clinical studies indicated that patients with sepsis showed increased blood methemoglobin levels. As a result, we intend to investigate whether monitoring this blood constituent may help with the diagnosis and early treatment of sepsis.

Plethysmograph Variability Index (PVI)

In June 2007, we introduced Plethysmograph Variability Index, or PVI, a non-invasive measurement that quantifies changes in the plethysmographic waveform, a graphical display of the changes in blood volume caused by arterial pulsation, over at least one respiration cycle, derived from the Masimo Rainbow SET pulse oximetry technology. A recent published clinical study suggests that PVI may provide clinicians with a non-invasive way to see if the patient is responsive to fluids. This may prove to be very useful on mechanically ventilated patients in the operating room and other critical care areas. In addition, PVI may allow clinicians to detect dehydration in patients. PVI may also monitor functional hemodynamics, or forces involved in the circulation of blood, in their patients. This technology may prove to be a valuable clinical tool with significant advantages over currently available indicators of changes in functional hemodynamics that are invasive, operator dependent, often inaccurate and expensive. PVI displays a numeric representation of the changes to the pleth waveform on the pulse oximeter and allows clinicians to track and trend these changes over time. PVI can be purchased and installed on Radical 7 and any other monitors equipped with a Masimo MX board.

Total Hemoglobin (SpHb)

In late February 2008, we introduced non-invasive, continuous measurement of Total Hemoglobin, subject to clearance from applicable regulatory agencies. Hemoglobin is the part of a red blood cell that carries oxygen to the body, therefore a measurement of total hemoglobin is an indicator of the oxygen carrying capacity of the blood. Because of its clinical importance, hemoglobin is one of the most commonly-ordered lab diagnostic tests in the hospital and physician office. Each year in the United States, over 350 million invasive hemoglobin tests are performed, which requires multiple steps including collecting the patient’s blood sample, transferring the sample to the lab, analyzing the sample and documenting the results, and reporting the results to the ordering clinician. Now, just seconds after placing our Rainbow sensor on a patient’s finger, non-invasive and continuous hemoglobin measurements will be available to the clinician.

While we believe that avoiding invasive blood measurements is of great clinical value, the ability to measure total hemoglobin on a continuous basis will, we believe, enable clinicians to evaluate change in measurements and thereby improve the ability to make earlier and better treatment decisions, thus potentially decreasing costs. We expect that many invasive hemoglobin tests could eventually be replaced by non-invasive hemoglobin tests due to the significant clinical advantages of measuring total hemoglobin on a continuous basis.

Future Applications

We believe that our core signal processing and sensor technologies are widely applicable and expect to develop and launch future applications utilizing our proprietary technology platforms.

The Masimo Solution

Our innovative and proprietary technologies and products are designed to overcome the primary limitations of pulse oximetry, which involve maintaining accuracy in the presence of motion artifact and weak signal to noise situations. Our Masimo SET platform, which became available to hospitals in the United States in 1998, is the basis of our pulse oximetry products and we believe represented the first significant technological advancement in pulse oximetry since its introduction in the early 1980s. In addition, our products’ benefits have been validated in over 100 independent clinical and laboratory studies.

Masimo SET utilizes five signal processing algorithms, four of which are proprietary, in parallel, to deliver high precision, sensitivity and specificity in the measurement of arterial blood oxygen saturation levels. Sensitivity is the ability to detect true events and specificity is the ability to reject false alarms. One of our proprietary processing algorithms, Discrete Saturation Transform, separates signal from noise in real-time through the use of adaptive filtering, and an iterative sampling technique that tests each possible saturation value for validity. Masimo SET signal processing can therefore identify the venous blood and other noise, isolate them, and extract the arterial signal.

To complement our Masimo SET platform, we have developed a wide range of proprietary single-patient use and reusable sensors, cables and other accessories designed specifically to work with Masimo SET software and hardware. Although our technology platforms operate solely with our proprietary sensor lines, our sensors have the capability to work with certain competitive pulse oximetry monitors through the use of adapter cables. Our LNOP neonatal adhesive sensors have been clinically proven to exhibit greater durability compared to competitive sensors.

In 2005, we introduced our Masimo Rainbow SET platform, leveraging our Masimo SET technology and incorporating licensed Rainbow technology to enable reliable, real-time monitoring of additional parameters beyond arterial blood oxygen saturation and pulse rate. The Masimo Rainbow SET platform has the unique ability to distinguish oxygenated hemoglobins from certain dyshemoglobins, hemoglobin incapable of transporting oxygen, and allows for the rapid, non-invasive monitoring of carboxyhemoglobin and methemoglobin, which we refer to as Pulse CO-Oximetry. Along with the release of our Rainbow SET Pulse CO-Oximetry products, we have developed multi-wavelength sensors that have the ability to monitor multiple parameters with a single sensor. We believe that the use of Masimo Rainbow SET Pulse CO-Oximetry products will become widely adopted for the non-invasive monitoring of these parameters.

Additionally, we market our Patient SafetyNet and RadNet remote-alarm and monitoring systems for use with our Masimo SET pulse oximeters and Rainbow SET Pulse CO-Oximeters. These systems currently allow wireless and remote monitoring of the oxygen saturation and pulse rate of up to 40 patients simultaneously, and may facilitate the expansion of our products into areas beyond the critical care settings, such as the general care areas. We believe that the superior performance of the Masimo SET platform coupled with reliable, cost effective, and easy to use wireless remote monitoring will allow hospitals to create continuous surveillance solutions on general care floors where patients are at risk of avoidable adverse events and where direct patient observation by skilled clinicians is cost prohibitive.

Benefits of Our Products and Technology

We believe that our technology and products offer several key benefits, including:

•

Accurate, Real-Time Measurement. We believe that the Masimo SET platform has the ability to provide more accurate measurements with fewer missed events and false alarms than other pulse oximeter in the market place. Many of the top hospitals in the United States, including four of the top five, according to “U.S. News and World Reports Honor Roll” for 2007, made Masimo SET their primary pulse oximetry platform.

•

Increased Quality of Patient Care. We believe that the proven accuracy and reliability of Masimo SET pulse oximetry allows for better clinical decisions, leading to fewer medical errors and better patient care. We believe that the non-invasive monitoring of carboxyhemoglobin will improve the quality of care based on the number of emergency room visits reported for carbon monoxide poisoning. We believe the non-invasive monitoring of methemoglobin will also improve patient care based on reported drug interactions that increase methemoglobin levels in the blood. We believe wireless remote-alarm and monitoring on the general care floor will reduce avoidable adverse events through earlier detection and intervention.

•

Reduced Cost of Care. Several independent studies have shown that hospitals can reduce their costs as a result of using Masimo SET products. We believe that factors contributing to lower costs include a reduction in sensor usage as a result of more durable sensors, fewer invasive arterial blood gas procedures needed, less oxygen administration and a reduction in length of stay as the result of weaning patients off of ventilators more quickly. In addition, we expect that the non-invasive monitoring of carboxyhemoglobin and methemoglobin will help reduce the cost of care by reducing the need for invasive blood tests and limiting the costs from complications caused by incorrect diagnoses. We believe early detection of avoidable adverse events will contribute to lower length of stay because such events will be treated earlier before patients decompensate to critical levels.

•

Masimo SET Platform Allows for Expansion into Non-Critical Care Settings. We believe the ability of Masimo SET products to provide reliable monitoring with fewer false alarms has expanded and will continue to expand the use of pulse oximetry into other settings where patient motion and false alarms have historically prevented its use. Since the introduction of Masimo SET, we believe that pulse oximetry has become a standard of care in the EMS market. In addition, hospitals and other care centers can reduce their costs by moving less critically ill patients from the ICU to the general care areas where these patients can be continuously and accurately monitored in a more cost-effective manner. Many patients in the general care areas are at risk of dying due to inadequate oxygenation. To mitigate this risk, patients in the general care areas need to be continuously monitored. Our Patient SafteyNet and RadNet systems enable the Masimo SET and Rainbow SET platforms to wirelessly and remotely monitor patients in the general care areas of the hospital that are not under the constant supervision of clinicians.

•

Upgradeable Rainbow Platform for the Monitoring of Additional Parameters. Products with our new MX circuit board contain our Masimo SET pulse oximetry technology as well as circuitry to support Rainbow parameters. At the time of purchase, or at any time in the future, our customers and our OEMs’ customers will have the option of purchasing a software parameter, which will allow the customer to expand their patient monitoring systems to monitor additional parameters with a cost-effective solution.

Our Strategy

Since inception, our mission has been to develop non-invasive blood constituent patient monitoring solutions that improve patient outcomes and reduce the cost of patient care. We intend to continue to grow our business and to improve our market position by pursuing the following strategies:

•

Continue to Expand Our Market Share In Pulse Oximetry. We grew our product revenue from $69.1 million in 2004 to $199.7 million in 2007, representing a three year CAGR of approximately 42.5%. In the last three years, we estimate that we have increased our market share from approximately 8.0% to 20.0% of the current estimated $1.0 billion worldwide pulse oximetry market. This growth can be attributed to the increased access to pulse oximetry customers through our agreements with group purchasing organizations, or GPOs, and our increased relationships with OEM partners, the expansion of our direct sales force, and strong, independent clinical evidence that demonstrates the benefits of our technology. We supplement our direct sales with sales through our distributors. Direct and distributor sales increased to approximately $143.7 million, or 71.9%, of product revenues for 2007, from $40.9 million, or 59.2%, of product revenues in 2004. We expect the percentage of our revenue from direct sales to continue to increase as we expand our worldwide sales force.

•

Expand the Pulse Oximetry Market to Other Patient Care Settings. We believe the ability to continuously and accurately monitor patients outside of critical care settings, including the general care areas of the hospital, are currently unmet medical needs and have the potential to significantly improve patient care and increase the size of the pulse oximetry market. We believe the ability of Masimo SET and Masimo Rainbow SET to accurately monitor and address the limitations of conventional pulse oximetry has enabled, and will continue to enable, us to expand into non-critical care settings and thus significantly expand the market for our products. To further support our expansion into the general care areas, we market two wireless floor monitoring solutions, Patient SafetyNet and RadNet, that currently enable continuous monitoring of up to 40 patients’ oxygen saturation and pulse rate with one system, utilizing our Masimo SET or Masimo Rainbow SET platform. The American Hospital Association estimated that there were approximately 947,000 staffed beds in all U.S.-registered hospitals in 2004. In 2000, approximately 86.6% of all hospital beds in the United States were located in non-critical care settings according to a study published in the Journal of Critical Care Medicine, which suggests a potential to monitor an additional approximately 820,000 beds in the United States alone.

•

Utilize Our Customer Base and OEM Relationships to Market Our Masimo Rainbow SET Pulse CO-Oximetry Products Incorporating Licensed Rainbow Technology. We sold our first Masimo Rainbow SET Pulse CO-Oximetry products in September 2005. We are currently selling our Rainbow SET products through our direct sales force and distributors. In addition, we plan to sell our MX circuit boards in our own pulse oximeters and to our OEM partners, equipped with circuitry to support Rainbow SET Pulse CO-Oximetry parameters which can be activated at time of sale or through a subsequent software upgrade. We believe that the clinical need of these measurements along with our installed customer base will help drive the adoption of our Rainbow SET Pulse CO-Oximetry products.

•

Continue to Innovate and Maintain Our Technology Leadership Position. We invented and pioneered what we believe is the first pulse oximeter to accurately measure arterial blood oxygen saturation level and pulse rate in the presence of motion artifact and low perfusion. In addition, through our license of Rainbow technology from Masimo Labs, we launched our Rainbow SET Pulse CO-Oximetry platform that enabled what we believe are the first FDA-cleared non-invasive monitoring of carboxyhemoglobin and methemoglobin in the blood. We also developed PVI. We plan to continue to innovate and develop new technologies and products internally and through our collaboration with Masimo Labs, for the non-invasive monitoring of other parameters.

Our Products

We develop, manufacture and market a patient monitoring solution which incorporates a monitor or circuit board and sensors including both proprietary single-patient use and reusable sensors and cables. In addition, we offer remote-alarm/monitoring solutions and software.

The following chart summarizes our principal product components and principal markets and methods of distribution:

Product Components	Description	Markets and Methods of Distribution
Patient Monitoring Solutions:
Circuit Boards	• Signal processing apparatus for all Masimo SET and licensed Rainbow technology platforms	Incorporated into our proprietary pulse oximeters and sold to OEM partners who incorporate our circuit boards into their patient monitoring systems

Pulse Oximeters/Monitors	• Bedside and handheld monitoring devices that incorporate Masimo SET with and without licensed Rainbow technology	Sold directly to end-users and through distributors and in some cases to our OEM partners who sell to end-users

Sensors	• Extensive line of both single-patient use and reusable sensors • Patient cables, as well as adapter cables that enable the use of our sensors on certain competitive monitors	Sold directly to end-users and through distributors and to OEM partners who sell to end-users

Remote-Alarm and Monitoring Solutions	• Network-linked wired or wireless, multiple patient floor monitoring solutions • Standalone wireless alarm notification solutions	Sold directly to end-users

Software	• Rainbow parameters and other proprietary features sold to installed monitors	Sold directly to end-users and through OEM partners who sell to end-users

Circuit Boards

Masimo SET MS Circuit Boards. Our Masimo SET MS circuit boards perform all signal processing and other pulse oximetry functions incorporating the Masimo SET platform. Our MS circuit boards are included in our proprietary monitors for direct sale or sold to our OEM partners for incorporation into their monitors. Once incorporated into a pulse oximeter, the MS circuit boards perform all data acquisition processing and report the pulse oximetry levels to the host monitor. The circuit boards and related software interface directly with our proprietary sensors to calculate arterial blood oxygen saturation level and pulse rate. We released the MS-1 circuit board in 1996 and currently sell MS-3, MS-5, MS-7, MS-11 and MS-13 circuit boards, which vary in size and power consumption.

Masimo Rainbow SET MX Circuit Boards. Our next-generation circuit board is the foundation for our Masimo Rainbow SET Pulse CO-Oximetry platform, utilizing technology licensed from Masimo Labs. The MX circuit boards measure arterial blood oxygen saturation levels and pulse rate, and have the circuitry to enable the measurement of carboxyhemoglobin, methemoglobin, pleth variability index and potentially other parameters, such as the recently announced SpHb. Customers can choose to buy additional parameters beyond arterial blood oxygen saturation levels and pulse rate at the time of sale or at any time in the future through software upgrade. As additional parameters are developed, each new parameter may be available as a software upgrade to the existing system.

Pulse Oximeters/Monitors

Radical. We believe that the Radical pulse oximeter is the most advanced and versatile pulse oximetry monitor available. The Radical, using Masimo SET, offers three-in-one capability to be used as:

•	a standalone device for bedside monitoring;

•	a detachable, battery-operated handheld unit for easy portable monitoring; and

•

a monitor interface via SatShare, proprietary technology allowing our products to work with certain competitor products, to upgrade existing conventional multi-parameter patient monitors to Masimo SET.

Radical is a fully-equipped standalone pulse oximeter with a detachable module, which functions as a battery-operated, handheld pulse oximeter. The handheld module can be connected with any other Radical base station, which allows Radical to stay with the patient, enabling continuous and reliable arterial blood oxygen saturation monitoring as patients are transported within the hospital. For example, Radical can continuously monitor a patient from the ambulatory environment, to the emergency room, to the operating room, to the general floor, and on until the patient is discharged. Radical delivers the accuracy and reliability of Masimo SET with multi-functionality, ease of use and a convenient upgrade path for existing monitors.

Our SatShare technology enables a conventional monitor to upgrade to Masimo SET through a simple cable connection from the back of Radical to the sensor input port of the conventional monitor. No software upgrades or new modules are necessary for the upgrade, which can be completed in minutes. SatShare allows hospitals to standardize the technology and sensors used throughout the hospital while allowing them to gain more accurate monitoring capabilities and additional multi-functionality in a cost-effective manner. This has facilitated many hospital-wide conversions of previously installed competitor monitors to Masimo SET. We received FDA clearance for Radical in October 1999 and began commercially shipping Radical in 2000.

Radical-7. The Radical-7 incorporates the MX circuit board which enables Rainbow SET parameters. We received FDA clearance in October 2006 and began shipping Radical-7 in 2007, which permits the non-invasive monitoring of arterial blood oxygen saturation levels, pulse rate, perfusion index and carboxyhemoglobin and methemoglobin saturation levels, Pleth Variability Index and 3D alarms through a software purchase. Over time, we expect the Radical-7 to replace the Radical as our primary bedside Masimo SET pulse oximeter.

Rad-8. The Rad-8 is a bedside pulse oximeter with a lower cost design and fewer features as compared to Radical, allowing for the Rad-8 to be offered at a lower price point.

Rad-5. In addition to Radical, we have developed handheld pulse oximeters using Masimo SET. Our Rad-5 and Rad-5v handheld oximeters were the first dedicated handhelds with Masimo SET.

Rad-57. In March 2005, we introduced Rad-57, and in September 2005, we launched commercial sales of the first handheld Pulse CO-Oximeter that employs licensed Rainbow technology. We believe Rad-57 is the first FDA-cleared device to non-invasively measure carboxyhemoglobin saturation levels in the blood. Rad-57 also measures arterial blood oxygen saturation levels and pulse rate. In November 2007, we received approval from the Ministry of Health, Labor and Welfare to market the Rad-57 in Japan.

Rad-57 CM. In December 2005, we sold Rad-57 CM in Europe and we received FDA-clearance to market the product in the United States in March 2006. We believe Rad-57 CM to be the first FDA-cleared device to non-invasively measure both carboxyhemoglobin and methemoglobin saturation levels in the blood. Rad-57 CM also measures arterial blood oxygen saturation levels and pulse rate.

Sensors

Sensors and Cables. We have developed one of the broadest lines of single-patient use and reusable sensors and cables. Masimo SET sensors are uniquely designed to reduce interference from physiological and non-physiological noise. Our proprietary technology platforms operate only with our proprietary sensor lines. However, through the use of adapter cables, we can connect our sensors to certain competitive pulse oximetry monitors. We sell our sensors and cables to end-users through our direct sales force and our distributors and OEM partners.

Our single-patient use sensors offer several advantages over reusable sensors, including improved performance, cleanliness, increased comfort and greater reliability. In addition, our LNOP single-patient use sensors offer several advantages over competitive disposable sensors, including a more durable tape material that is less likely to tear and an adhesive that can be easily rejuvenated with an alcohol swab. As a result, the sensor can be moved and reapplied multiple times during a patient’s stay. Our LNOP single-patient neonatal adhesive sensors have been shown in independent, published studies to last approximately twice as long as the market-leading disposable sensor. Our reusable sensors, which include ear and forehead sensors, are primarily used for short-term hospital stays and spot checks. We currently sell over 40 different sensors for adults, children, infants and pre-term infants.

SofTouch Sensors. We have developed SofTouch sensors, designed with less adhesive or no adhesive at all for compromised skin conditions. These include single-patient sensors for babies and multi-site reusable sensors for pediatrics and adults.

Trauma and Newborn Sensors. We believe we were the first to develop two specialty sensor lines, specifically designed for trauma and resuscitation situations, as well as for newborns. These sensors contain an identifier which automatically sets the oximeter to monitor with maximum sensitivity and the shortest-averaging mode and allows for quick application, even in wet and slippery environments.

Blue Sensors. In 2005, we introduced what we believe to be the first FDA-cleared sensor to accurately monitor arterial blood oxygen saturation levels in cyanotic infants and children with abnormally low oxygen saturation levels.

Masimo Rainbow SET Sensors. We believe we were the first to develop proprietary, multi-wavelength sensors for use with our Rainbow SET Pulse CO-Oximetry products. As opposed to traditional sensors that only have the capability to monitor arterial blood oxygen saturation levels and pulse rate, our Rainbow sensors can also monitor carboxyhemoglobin and methemoglobin. Our licensed Rainbow SET sensors are the only sensors that are compatible with our licensed Rainbow SET products.

Remote-Alarm and Monitoring Solutions

Patient SafetyNet. Patient SafetyNet is a remote monitoring and clinician notification system. It instantly routes bedside-generated alarms through a server to a qualified clinician’s hand-held paging device in real-time. Each system can support up to 40 bedside monitors and can either be integrated into a hospital’s existing IT infrastructure or operate as a stand-alone wireless network.

RadNet. RadNet enables Masimo SET and Rainbow SET monitors with a wired or wireless monitoring system to provide continuous, centralized monitoring of remotely located patients, with the ability to monitor up to 40 patients per system.

PPO+. PPO+, or Personal Pulse Oximeter, is a patient-wearable pulse oximeter and electrocardiogram, or ECG, monitor that can wirelessly transmit patients’ arterial blood oxygen saturation level, pulse rate and ECG to the RadNet. PPO+ is ideally suited for monitoring ambulatory patients in the general care areas, emergency department, emergency department waiting room and any other area where the patient is ambulatory.

Both RadNet and PPO+ are OEM products from Welch Allyn.

Software. All of our monitors, including Radical-7 and certain future OEM products, which incorporate the MX board will allow purchases of software for Rainbow parameters as well as other future parameters or features that can be field installed.

The following table sets forth the revenues generated from our product classes (in millions):

	Year ended December 31, 2005	Year ended December 31, 2006	Year ended December 29, 2007
Patient monitoring solutions	$107.6	$155.0	$199.3
Royalty and license fee	0.3	69.2	56.6
Remote alarm and monitoring solutions	0.0	0.1	0.3
Software	0.0	0.0	0.1

Total revenues	$107.9	$224.3	$256.3

Geographic information

We are a global company with a geographically diverse market presence. See note 14 to our consolidated financial statements for financial information relating to the geographic areas in which we engage in business.

Sales and Marketing

As of December 29, 2007, we had 292 employees in sales and marketing in the United States and abroad, including 113 sales representatives and 42 clinical specialists. We expect to continue to increase our worldwide sales and sales support organizations as we continue to expand our presence throughout both the United States and throughout the world including Europe, Japan, Asia, Latin America and Canada. We currently sell all of our products both directly to hospitals and the EMS market via our sales force, and certain distributors.

Our direct and distributor revenues accounted for approximately 71.9% of our total product revenue in 2007. The primary focus of our sales representatives is to facilitate the conversion of competitor accounts to our Masimo SET pulse oximetry products. In addition to sales representatives, we employ clinical specialists to work with our sales representatives to educate end-users on the benefits of Masimo SET and assist with the introduction and implementation of our technology and products to their sites. Our sales and marketing strategy for pulse oximetry has been and will continue to be focused on building end-user awareness of the clinical and cost-saving benefits of our Masimo SET platform. More recently, we have expanded this communication and educational role to include our Masimo Rainbow SET Pulse CO-Oximetry products, with specifically carboxyhemoglobin, methemoglobin and pleth variability index. For the year ended December 29, 2007, we had one distributor, Owens & Minor, which represented 11.0% of our total revenue.

Additionally, we sell certain of our products through our OEM partners who both incorporate our boards into their monitors and resell our sensors to their customers installed base of Masimo SET products. Our OEM agreements allow us to expand the availability of Masimo SET through the sales and distribution channels of each OEM partner. To facilitate clinician awareness of Masimo SET installations, all of our OEM partners have agreed to place the Masimo SET logo prominently on their instruments. As of December 29, 2007, we had agreements with 47 OEM partners whom we believe account for over 90% of worldwide shipments of pulse oximeters incorporated into multi-parameter monitors. As of December 29, 2007, our OEM partners had collectively launched a total of 116 patient monitoring products worldwide incorporating Masimo SET.

In order to facilitate our direct sales to hospitals, we have signed contracts with companies that we believe to be the six largest GPOs, based on their total volume of negotiated purchases. In return for the GPOs to put our products on contract, we have agreed to pay the GPOs a percentage of our revenues from their member hospitals. In 2006 and 2007, revenue from the sale of our pulse oximetry products related to GPOs amounted to $66.6 million and $101.0 million, respectively.

Our marketing efforts are designed to build end-user awareness through advertising, direct mail and trade shows. In addition, we distribute published clinical studies, sponsor accredited educational seminars for doctors, nurses, biomedical engineers, and respiratory therapists and conduct clinical evaluations. We expect to increase the size of our sales and marketing force worldwide during 2008, as we continue to establish additional sales channels on a global basis.

Competition

The medical device industry is highly competitive and many of our competitors have substantially greater financial, technical, marketing and other resources than we do. While we regard any company that sells pulse oximeters as a potential customer, we also recognize that the companies selling pulse oximeters on an OEM basis and/or pulse oximetry sensors are also potential competitors. Our primary competitor, Covidien (formerly Nellcor), currently holds a substantial share of the pulse oximetry market. Nellcor sells its own pulse oximeters to end-users, sells pulse oximetry modules to other monitoring companies on an OEM basis and licenses, to certain OEMs, the right to make their pulse oximetry platforms compatible with Nellcor sensors. Although Nellcor is still a competitor of ours, in 2006 we settled a patent infringement case against them following an appellate ruling which found that Nellcor had infringed three of our patents. See “—Nellcor Patent Litigation Settlement” in Item 7—“ Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We face substantial competition from larger medical device companies, including companies that develop products that compete with our proprietary Masimo SET. We believe that a number of companies have announced products which claim to offer measure-through motion accuracy. Based on those announcements and our investigations, we further believe that many of these products include technology that infringes our intellectual property rights. We have settled claims against some of these companies and intend to vigorously enforce and protect our proprietary rights with respect to the others whom we believe are infringing our technology. Some of the remaining companies, including GE Medical Systems, Philips Medical Systems and Mindray Medical International Ltd., are currently OEM licensees of ours.

We believe that the principal competitive factors in the market for pulse oximetry products include:

•	accurate monitoring during both patient motion and low perfusion;

•	ability to introduce other clinically beneficial parameters related to oxygenation and respiration, such as carboxyhemoglobin and methemoglobin;

•	competitive pricing;

•	sales and marketing capability;

•	access to hospitals which are members of GPOs;

•	access to OEM partners; and

•	patent protection.

Masimo Laboratories, Inc.

Masimo Laboratories, Inc., or Masimo Labs, is an independent entity spun off from us to our stockholders in 1998. Joe E. Kiani and Jack Lasersohn, members of our board of directors, are also members of the board of directors of Masimo Labs. Joe E. Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Masimo Labs.

We have a cross-licensing agreement with Masimo Labs for certain technologies. The following table outlines our rights under the Cross-Licensing Agreement relating to specific end user markets and the related technology applications of specific parameters.

End User Markets
Parameters	Professional Caregiver and EMS	Patient and Pharmacist
Vital Signs(1)	Masimo (owns)	Masimo Labs (non-exclusive license)
Non-Vital Signs(2)	Masimo (exclusive license)	Masimo Labs (owns)

(1)

Vital signs parameters includes SpO2, peripheral venous oxygen saturation, mixed venous oxygen saturation, fetal oximetry, sudden infant death syndrome, ECG, blood pressure (non-invasive blood pressure, invasive blood pressure and continuous non- invasive blood pressure), temperature, respiration rate, CO2, pulse rate, cardiac output, EEG, perfusion index, depth of anesthesia, cerebral oximetry, tissue oximetry and/or EMG, and associated features derived from these parameters, such as 3-D alarms, Pleth Variability Index and other features.

(2)

Non-vital signs parameters includes the body fluid constituents other than vital signs parameters and include, but are not limited to, carbon monoxide, methemoglobin, blood glucose, total hemoglobin and bilirubin.

Our License to Masimo Labs. We granted Masimo Labs an exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET owned by us for the measurement of non-vital signs parameters and to develop and sell devices incorporating Masimo SET for monitoring non-vital signs parameters in the Labs Market. We also granted Masimo Labs a non-exclusive, perpetual and worldwide license, with sublicense rights, to use Masimo SET for the measurement of vital signs in the Labs Market. In exchange, Masimo Labs pays us a 10% royalty on the amount of vital signs sensors and accessories sold by Masimo Labs.

The Labs Market is defined as any product market in which a product is intended to be used by a patient or pharmacist rather than a professional medical caregiver regardless of the particular location of the sale, including sales to doctors, hospitals, EMS professionals or otherwise, provided the product is intended to be recommended, or resold, for use by the patient or pharmacist.

Masimo Labs’ License to Us. We exclusively licensed from Masimo Labs the right to make and distribute products in the Masimo Market that utilize Rainbow technology for the measurement of carbon monoxide, methemoglobin, fractional arterial oxygen saturation, and total hemoglobin, which includes hematocrit. To date, we have developed and commercially released devices that measure carbon monoxide and methemoglobin using licensed Rainbow technology. We also have the option to obtain the exclusive license to make and distribute products in the Masimo Market that utilize Rainbow technology for the measurement of other non-vital signs parameters, including blood glucose. These licenses are exclusive until the later of 20 years from the grant of the applicable license or the expiration of the last patent included in the Rainbow technology related to the applicable parameter.

The Masimo Market is defined as those product markets where the product is intended to be used by a professional medical caregiver, including hospital caregivers, surgicenter caregivers, paramedic vehicle caregivers, doctor’s offices caregivers, EMS facility caregivers and vehicles where emergency medical services are provided.

Our license to Rainbow technology for these parameters in these markets is exclusive on the condition that we continue to pay Masimo Labs royalties on our products incorporating Rainbow technology, subject to certain minimum unit and aggregate royalty thresholds, and that we use commercially reasonable efforts to develop or market products incorporating the licensed Rainbow technology. The royalty is up to 10% of the Rainbow royalty base, which includes handhelds, tabletop and multi-parameter devices. Handheld products incorporating Rainbow technology will carry a 10% royalty rate. For other products, only the proportional amount attributable for that portion of our products used to measure non-vital signs parameters, sensors and accessories, rather than for measuring vital signs parameters, will be included in the 10% Rainbow royalty base. For multi-parameter devices, the Rainbow royalty base will include the percentage of the revenues based on the number of Rainbow-enabled parameters. Beginning in 2009, for hospital contracts where we place equipment and enter into a sensor contract, we will pay a royalty to Masimo Labs on the total sensor contract revenues based on the ratio of Rainbow enabled devices to total devices.

We are also subject to certain specific annual minimum aggregate royalty payments. These minimum aggregate royalty payments are $3.5 million, $4.0 million and $5.0 million in the years ending 2008, 2009 and 2010, respectively, and $5.0 million per year thereafter.

From its inception in 1998 through December 29, 2007, we have agreed to pay Masimo Labs $18.6 million for both exclusive options and minimum royalty payments. We have 180 days after proof of feasibility to exercise the above-referenced option to obtain a license to the remaining non-vital signs parameters, including carbon monoxide, methemoglobin, total hemoglobin and bilirubin, for an additional $500,000 each, and blood glucose, which is $2.5 million.

Change in Control. The Cross-Licensing Agreement provides that, upon a change in control:

•	if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark, all rights to the “Masimo” trademark will be assigned to Masimo Labs;

•

the option to license technology developed by Masimo Labs for use in blood glucose monitoring will be deemed automatically exercised and a $2.5 million license fee for this technology will become immediately payable to Masimo Labs;

•	per product minimum royalties, to the extent less than the annual minimums, will be payable to Masimo Labs; and

•

the minimum aggregate annual royalties for all licensed Rainbow parameters payable to Masimo Labs will increase to $7.0 million, $10.0 million and $15.0 million in the years ending 2008, 2009 and 2010 and after until the exclusive period of the agreement ends, respectively, plus up to $2.0 million per other Rainbow parameters.

A change in control includes any of the following with respect to us or Masimo Labs:

•	the sale of all or substantially all of either party’s assets to a non-affiliated third party;

•	the acquisition by a non-affiliated third party of 50% or more of the voting power of either party;

•	Joe E. Kiani, our Chief Executive Officer and the Chief Executive Officer of Masimo Labs, resigns or is terminated from his position with either party; and

•	the merger or consolidation of either party with a non-affiliated third party.

Ownership of Improvements. Any improvements to Masimo SET or Rainbow technology made by Masimo Labs, by us, or jointly by Masimo Labs with us or with any third party that relates to non-vital signs monitoring, and any new technology acquired by Masimo Labs, is and will be owned by Masimo Labs. Any improvements to the Masimo SET platform or Rainbow technology made by Masimo Labs, by us, or jointly by Masimo Labs with us or with any third party that relates to vital signs monitoring, and any new technology acquired by us, is and will be owned by us. However, in either case, any improvements to the technology, excluding acquired technology, will be assigned to the other party and be subject to the terms of the licenses granted under the Cross-Licensing Agreement. Any new non-vital signs monitoring technology utilizing Masimo SET that we develop will be owned by Masimo Labs and will be subject to the same license and option fees as if it had been developed by Masimo Labs. Also, we will not be reimbursed by Masimo Labs for our expenses relating to the development of any such technology.

Masimo Labs Services Agreement. We have also entered into a services agreement, or the Services Agreement, with Masimo Labs. Under this Services Agreement, we provide Masimo Labs with engineering services and accordingly charge Masimo Labs for these direct salary and payroll related expenses. In addition, at the end of each quarter, we charge Masimo Labs for its share of accounting, human resources, legal, facility and equipment costs, which we collectively refer to as indirect expenses. From its inception in 1998 through December 29, 2007, Masimo Labs has incurred approximately $13.9 million in both direct and indirect expenses. We expect Masimo Labs to continue to engage us for these services. However, pursuant to the Services Agreement, Masimo Labs may terminate the agreement by providing us 30 days notice, while we may terminate with 180 days notice to Masimo Labs.

Research and Product Development

We believe that ongoing research and development efforts are essential to our success. As of December 29, 2007, we employed 130 engineers and engineering support staff. We expect to increase the size of our research and development staff during 2008. Our research and development efforts focus primarily on continuing to enhance our technical expertise in pulse oximetry, enabling the non-invasive monitoring of other parameters and developing remote-alarm and monitoring solutions.

Although we and Masimo Labs each have separate research and development projects, we collaborate with Masimo Labs on multiple research and development activities related to Rainbow technology and other technologies. Under the Cross-Licensing Agreement, the parties have agreed to allocate proprietary ownership of technology developed by either party based on the functionality of the technology. We will have proprietary rights to all technology related to the non-invasive measurement of vital signs parameters, and Masimo Labs will have proprietary ownership of all technology related to the non-invasive measurement of non-vital signs parameters. In addition, under our Services Agreement with Masimo Labs, we provide Masimo Labs with professional and management support services, including human resources, legal and accounting services. In January 2007, Masimo Labs realigned its development efforts and, as of December 29, 2007, it had eight full-time engineers supporting its development efforts.

Our total research and development expenditures for 2007 were $23.0 million, which included $1.9 million related to expenses incurred by Masimo Labs pursuant to the Cross-Licensing Agreement. In 2006, our total research and development expenditures were $24.9 million, which included $9.4 million of stock-based compensation, and $3.4 million related to expenses incurred by Masimo Labs pursuant to the Cross-Licensing Agreement. In 2005, total research and development expenditures were $11.3 million, which included $2.8 million of in-process research and development and $2.6 million related to expenses incurred by Masimo Labs pursuant to the Cross-Licensing Agreement. We expect our research and development expenses to increase in 2008 and beyond as we expand our research and development force, enhance our existing products and technologies and develop new ones.

Intellectual Property

We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property rights and measures to protect our intellectual property.

We have developed a patent portfolio internally, and to a lesser extent through acquisitions and licensing, that covers many aspects of our product offerings. As of December 29, 2007, we had 266 issued patents and 178 pending applications in the United States, Europe, Japan, Australia, Canada and other countries throughout the world. In addition, as of December 29, 2007, technology we licensed from our development partner, Masimo Labs, was supported by 34 issued patents and 67 pending applications in the United States and internationally. Some of our earliest patents begin to expire in 2011. Some of Masimo Labs’ earliest patents begin to expire in 2015. Additionally, as of December 29, 2007, we owned 33 U.S. registered trademarks and 114 foreign registered trademarks, as well as trade names that we use in conjunction with the sale of our products.

Under the Cross-Licensing Agreement, we and Masimo Labs have agreed to allocate proprietary ownership of technology developed based on the functionality of the technology. We will have proprietary ownership, including ownership of all patents, copyrights and trade secrets, of all technology related to the non-invasive measurement of vital signs parameters, and Masimo Labs will have proprietary ownership of all technology related to the non-invasive measurement of non-vital signs parameters. We also rely upon trade secrets, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We seek to protect our trade secrets and proprietary know-how, in part, with confidentiality agreements with consultants, vendors and employees, although we cannot be certain that the agreements will not be breached, or that we will have adequate remedies for any breach.

There are risks related to our intellectual property rights. For further detail on these risks, see Item 1.A— “Risk Factors.”

Government Regulation

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance, by filing a 510(k) pre-market notification, or PMA approval, by filing a PMA application, from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA’s 510(k) clearance process usually takes from four to twelve months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. We cannot be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market.

The FDA decides whether a device must undergo either the 510(k) clearance or PMA approval process based upon statutory criteria. These criteria include the level of risk that the agency perceives is associated with the device and a determination whether the product is a type of device that is similar to devices that are already legally marketed. Devices deemed to pose relatively less risk are placed in either Class I or II, which requires the manufacturer to submit a pre-market notification requesting 510(k) clearance, unless an exemption applies.

Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s general regulatory controls for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials (General Controls). Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process.

Class II devices are subject to the FDA’s General Controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure. All of our current devices are Class II devices.

Class III devices are those devices which have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device. The safety and effectiveness of Class III devices cannot be assured solely by the General Controls and the other requirements described above. These devices almost always require formal clinical studies to demonstrate safety and effectiveness and must be approved through the premarket approval process described below. Premarket approval applications (and supplemental premarket approval applications) are subject to significantly higher user fees under MDUFMA than are 510(k) premarket notifications.

To obtain 510(k) clearance, a company must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” in intended use and in technological and performance characteristics to a legally marketed “predicate device” that is either in Class I, Class II, or is a Class III device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for submission of a PMA application. Pursuant to the Medical Device User Fee and Modernization Act of 2002 (MDUFMA), and the MDUFMA II provisions of the Food and Drug Amendments Act of 2007, unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. We have modified some of our 510(k) cleared devices, including our Masimo SET Software and Radical, but have determined that, in our view, based on FDA guidance as to when to submit a 510(k) notification for changes to a cleared device, new 510(k) clearances or PMA approvals are not required. We cannot assure you that the FDA would agree with any of our decisions not to seek 510(k) clearance or PMA approval. If the FDA requires us to seek 510(k) clearance or PMA approval for any modification, we also may be required to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance or PMA approval.

Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or deemed not substantially equivalent to a legally marketed predicate device, are placed in Class III. These devices are required to undergo the PMA approval process in which the manufacturer must establish the safety and effectiveness of the device to the FDA’s satisfaction. A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulations. New premarket approval applications or premarket approval application supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. Premarket approval supplements often require submission of the same type of information as a premarket approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original premarket approval application, and may not require as extensive clinical data or the convening of an advisory panel. None of our products are currently approved under a premarket approval.

A clinical trial may be required in support of a 510(k) submission and generally is required for a PMA application. These trials generally require an Investigational Device Exemption, or IDE, application approved in advance by the FDA for a specified number of patients, unless the product is deemed a nonsignificant risk device eligible for more abbreviated IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA approval to market the product in the U.S.

We believe that our OEM partners may be required to obtain 510(k) premarket clearance from the FDA for products that incorporate Masimo SET or Masimo Rainbow SET circuit boards and sensors. In order to facilitate our OEM partners in obtaining 510(k) clearance for their products that incorporate Masimo SET or Masimo Rainbow SET boards and sensors, we have submitted 43 510(k) notices covering our Masimo SET circuit boards, sensors, cables and notification systems.

In the future, we may be required to submit additional 510(k) clearance to address new claims, uses or products. We cannot assure you that FDA will not deem one or more of our future products (or those of our OEM partners) to be a Class III device subject to the more burdensome PMA approval process. The FDA also may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products.

Pervasive and Continuing FDA Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements include:

•	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

•

QSR, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;

•	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices;

•	approval of product modifications that affect the safety or effectiveness of one of our approved devices;

•

MDR regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

•	post-approval restrictions or conditions, including post-approval study commitments;

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

•	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;

•	regulations pertaining to voluntary recalls; and

•	notices of corrections or removals.

We must also register with the FDA as a medical device manufacturer and must obtain all necessary state permits or licenses to operate our business. As a manufacturer, we are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QSR and other regulations.

Our OEM partners also are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that our OEM partners or we have failed to comply, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

•	warning letters or untitled letters;

•	fines and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	delays in clearing or approving, or refusal to clear or approve, our products;

•	withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies;

•	product recall or seizure;

•	interruption of production;

•	operating restrictions;

•	injunctions; and

•	criminal prosecution.

The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us. Our failure (or the failure of our OEM partners) to comply with applicable requirements could lead to an enforcement action that may have an adverse effect on our financial condition and results of operations.

Other U.S. Regulation

We and our OEM partners also must comply with numerous federal, state and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. We cannot be sure that we will not be required to incur significant costs to comply with these laws and regulations in the future or that these laws or regulations will not hurt our business, financial condition and results of operations. Unanticipated changes in existing regulatory requirements or adoption of new requirements could hurt our business, results of operations and financial condition.

Environmental

Our manufacturing processes involve the use, generation and disposal of hazardous materials and wastes, including silicone adhesives, solder and solder paste, sealants, epoxies and various solvents such as methyl ethyl ketone, acetone and isopropyl alcohol. As such, we are subject to stringent federal, state and local laws relating to the protection of the environment, including those governing the use, handling and disposal of hazardous materials and wastes. Future environmental laws may require us to alter our manufacturing processes, thereby increasing our manufacturing costs. We believe that our products and manufacturing processes at our facilities comply in all material respects with applicable environmental laws and worker health and safety laws; however, the risk of environmental liabilities cannot be completely eliminated.

Health Care Fraud and Abuse

In the United States, there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business. For example, the Federal Health Care Programs’ Anti-Kickback Law (42 U.S.C. § 1320a-7b(b)) prohibits anyone from, among other things, knowingly and willfully offering, paying, soliciting or receiving any bribe, kickback or other remuneration intended to induce the referral of patients for, or the purchase, order or recommendation of, health care products and services reimbursed by a federal health care program (including Medicare and Medicaid). Recognizing that the federal anti-kickback law is broad and potentially applicable to many commonplace arrangements, the Office of Inspector General within the Department of Health and Human Services, or OIG, has issued regulations, known as the safe harbors, which identify permissible practices. If all of the requirements of an applicable safe harbor are met, an arrangement will not be prosecuted under this law. Safe harbors exist for a number of arrangements relevant to our business, including, among other things, payments to bona fide employees, certain discount and rebate arrangements, and certain payment arrangements involving GPOs. The failure of an arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal. However, conduct that does not fully satisfy each requirement of an applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG or the Department of Justice. Violations of this federal law can result in significant penalties, including imprisonment, monetary fines and assessments, and exclusion from Medicare, Medicaid and other federal health care programs. Exclusion of a manufacturer, like us, would preclude any federal health care program from paying for its products. In addition to the federal anti-kickback law, many states have their own kickback laws. Often, these state laws closely follow the language of the federal law. Some state anti-kickback laws apply regardless of whether federal health care program payment is involved. Federal and state anti-kickback laws may affect our sales, marketing and promotional activities, educational programs, pricing and discount practices and policies, and relationship with health care providers by limiting the kinds of arrangements we may have with hospitals, EMS providers, GPOs, physicians and others in a position to purchase or recommend our products.

Federal and state false claims laws prohibit anyone from presenting, or causing to be presented, claims for payment to third-party payers that are false or fraudulent. For example, the federal Civil False Claims Act (31 U.S.C. § 3729 et seq.) imposes liability on any person or entity who, among other things, knowingly and willfully presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program (including Medicaid and Medicare). Manufacturers, like us, can be held liable under false claims laws, even if they do not submit claims to the government, where they are found to have caused submission of false claims by, among other things, providing incorrect coding or billing advice about their products to customers that file claims, or by engaging in kickback arrangements with customers that file claims. A number of states also have false claims laws, and some of these laws may apply to claims for items or services reimbursed under Medicaid and/or commercial insurance. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, and imprisonment.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created two new federal crimes: health care fraud and false statements related to healthcare matters. The health care fraud statute prohibits, among other things, knowingly and willfully executing a scheme to defraud any health care benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. A violation of this statute is a felony and may result in fines and imprisonment.

Due to the breadth of some of these laws, it is possible that some of our current or future practices might be challenged under one or more of these laws. In addition, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. Evolving interpretations of current laws or the adoption of new federal or state laws or regulations could adversely affect many of the arrangements we have with customers and physicians. Our risk of being found in violation of these laws is increased by the fact that some of these laws are broad and open to interpretation. If our past or present operations are found to be in violation of any of these laws, we could be subject to civil and criminal penalties, which could hurt our business, results of operations and financial condition.

Privacy and Security of Health Information

Numerous federal, state and international laws and regulations govern the collection, use, and disclosure of patient-identifiable health information, including HIPAA. HIPAA applies to covered entities, which include most healthcare facilities that purchase and use our products. The HIPAA Privacy Rule restricts the use and disclosure of patient information, and requires covered entities to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes elaborate requirements for safeguarding patient information transmitted or stored electronically. We are not a covered entity and our business is not directly subject to HIPAA. In certain circumstances the HIPAA rules require covered entities to contractually bind us, as a business associate, to protect the privacy and security of health information we may encounter during activities like training customers on the use of our products or investigating product performance. The HIPAA standards also apply to the use and disclosure of health information for research, and require the covered entity performing the research to obtain the written authorization of the research subject (or an appropriate waiver) before providing that subject’s health information to sponsors like us for purposes related to the research. These covered entities also typically impose contractual limitations on our use and disclosure of the health information they disclose to us. We may be required to make costly system modifications to comply with the privacy and security requirements that will be imposed on us contractually by covered entities, and our failure to comply may result in liability and adversely affect our business.

Numerous other federal and state laws protect the confidentiality of patient information, including state medical privacy laws and federal and state consumer protection laws. These various laws in many cases are not preempted by the HIPAA rules and may be subject to varying interpretations by the courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. Other countries also have, or are developing, laws governing the collection, use and transmission of personal or patient information and these laws could create liability for us or increase our cost of doing business.

New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle health care related data, and the cost of complying with these standards could be significant. If we do not properly comply with existing or new laws and regulations related to patient health information we could be subject to criminal or civil sanctions.

Foreign Regulation

Many foreign countries in which we market or may market our products have regulatory bodies and restrictions similar to those of the FDA. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Companies are now required to obtain the CE Mark prior to sale of some medical devices within the European Union. During this process, the sponsor must demonstrate compliance with the International Organization for Standardization’s manufacturing and quality requirements. We do have CE Marking on all our products that require such markings. We cannot assure you that we or our OEM partners will be able to obtain necessary foreign government approvals or successfully comply with foreign regulations. Our failure to do so could hurt our business, results of operations and financial condition.

Third-Party Reimbursement

Health care providers, including hospitals, that purchase our products generally rely on third-party payers, including the Medicare and Medicaid programs and private payers, such as indemnity insurers and managed care plans, to cover and reimburse all or part of the cost of the products and the procedures in which they are used. As a result, demand for our products is dependent in part on the coverage and reimbursement policies of these payers. No uniform coverage or reimbursement policy for medical technology exists among all third-party payers, as coverage and reimbursement can differ significantly from payer to payer.

CMS, the federal agency responsible for administering the Medicare program, along with its contractors, establishes coverage and reimbursement policies for the Medicare program. Because a large percentage of the hospitals using our products treat elderly or disabled individuals who are Medicare beneficiaries, Medicare’s coverage and reimbursement policies are particularly significant to our business. In addition, private payers often follow the coverage and reimbursement policies of Medicare. We cannot assure you that government or private third-party payers will cover and reimburse the procedures using our products in whole or in part in the future or that payment rates will be adequate.

In general, Medicare will cover a medical product or procedure when the product or procedure is reasonable and necessary for the diagnosis or treatment of an illness or injury, or to improve the functioning of a malformed body part. Even if the medical product or procedure is considered medically necessary and coverage is available, Medicare may place restrictions on the circumstances where it provides coverage. For example, several Medicare local contractors have issued policies that restrict coverage for pulse oximetry in the hospital inpatient and outpatient settings to a limited number of conditions including limiting coverage to patients who (i) exhibit signs of acute respiratory dysfunction, (ii) have chronic lung disease, severe cardiopulmonary disease or neuromuscular disease involving the muscles of respiration, (iii) are under treatment with a medication with known pulmonary toxicity, or (iv) have sustained multiple trauma or complaints of acute chest pain.

Reimbursement for our products may vary not only by the type of payer involved but also based upon the setting in which the product is furnished and utilized. For example, Medicare payment may be made, in appropriate cases, for patient stays in the hospital inpatient and outpatient settings involving the use of our products. Medicare generally reimburses hospitals based upon prospectively determined amounts. For hospital inpatient stays, the prospective payment generally is determined by the patient’s condition and other patient data and procedures performed during the inpatient stay, using a classification system known as diagnosis-related groups, or DRGs. Prospective rates are adjusted for, among other things, regional differences, co-morbidity, and complications. Hospitals generally do not receive separate Medicare reimbursement for the specific costs of purchasing our products for use in the inpatient setting. Rather, Medicare reimbursement for these costs is deemed to be included within the prospective payments made to hospitals for the inpatient services in which the products are utilized.

In contrast, some differences may be seen in the reimbursement for use of our products in hospital outpatient departments. In this setting, Medicare payments also are generally made under a prospective payment system based on the ambulatory payment classifications, or APCs, under which individual items and procedures are categorized. Procedures that are comparable, both clinically and in terms of the resources required, to the same clinical APCs. Hospitals receive the applicable APC payment rate for the procedure regardless of the actual cost for such treatment. Some outpatient services such as oximetry services do not receive separate reimbursement. Rather, their reimbursement is deemed packaged into the APC for an associated procedure. Effective January 1, 2007, however, reimbursement for certain pulse oximetry monitoring services, including those using our products, will no longer be packaged, but rather may receive a separate payment under APC 0443 (“Overnight Pulse Oximetry”) when no other separately payable services are provided. This could result in an increase in Medicare payments to our customers for the use of our products in the hospital outpatient setting.

Because PPS payments in both the hospital inpatient and outpatient settings are based on predetermined rates and may be less than a hospital’s actual costs in furnishing care, hospitals have incentives to lower their operating costs by utilizing products that will reduce the length of inpatient stays, decrease labor or otherwise lower their costs. We cannot be certain that a hospital will purchase our products, despite the clinical benefits and opportunity for cost savings that we believe can be derived from their use. If hospitals cannot obtain adequate coverage and reimbursement for our products, or the procedures in which they are used, our business, financial condition and results of operations could suffer.

Our success in non-U.S. markets depends largely upon the availability of coverage and reimbursement from the third-party payers through which health care providers are paid in those markets. Health care payment systems in non-U.S. markets vary significantly by country, and include single-payer, government managed systems as well as systems in which private payers and government-managed systems exist side-by-side. Our ability to achieve market acceptance or significant sales volume in international markets we enter will be dependent in large part on the availability of reimbursement for procedures performed using our products under health care payment systems in such markets. There can be no assurance that reimbursement for our products, or the procedures in which our products are used, will be obtained or that such reimbursement will be adequate.

Manufacturing

Our strategy is to manufacture products in-house when it is efficient and cost-effective for us to do so. We currently manufacture internally our bedside and handheld pulse oximeters, our full line of disposable and reusable sensors and most of our patient cables. As of December 29, 2007, we had 858 employees and contract employees in manufacturing and quality worldwide. We maintain a 25,000 square foot International Organization for Standardization 13485:2003 certified manufacturing area in our facility in Irvine, California, and a 95,600 square foot facility in Mexicali, Mexico.

We will continue to utilize third-party contract manufacturers for products and subassemblies that can be more efficiently manufactured by these parties, such as our circuit boards. We monitor our third-party manufacturers and perform inspections and product tests at various steps in the manufacturing cycle to ensure compliance with our specifications. We also do full functional testing of our circuit boards.

For raw materials, we and our contract manufacturers rely on sole source suppliers for some components, including digital signal processor chips and analog to digital converter chips. We and our contract manufacturers have taken steps to minimize the impact of a shortage or stoppage of shipments of digital signal processor chips or analog to digital converter chips, including maintaining excess inventory and designing software that may be easily ported to another digital signal processor chip. We believe that our sources of supply for components and raw materials are adequate. In the event of a delay or disruption in the supply of sole source components, we believe that we and our contract manufacturers will be able to locate additional sources of these sole source components on commercially reasonable terms and without experiencing material disruption in our business or operations.

We have four major suppliers, and our agreements with each provide for varying terms with respect to term, termination and pricing. The initial terms of each of these agreements have expired, however, in each case the parties have either continued to perform under the agreement or the agreement provides for automatic renewal. While one such agreement does not provide for express termination rights, the remaining three agreements allow for termination upon specified notice, ranging from 120 days to six months, to the non-terminating party. Each of these agreements allow for pricing adjustments: all four involve annual pricing negotiation, and one also assures us of the most favorable pricing offered to any other customer.

Operating Segment and Geographic Information

We operate in one business segment, using one measurement of profitability to manage our business. Sales and other financial information by geographic area is provided in Note 14 to our consolidated financial statements that are included in this Form 10-K.

Employees

As of December 29, 2007, we had approximately 1,348 full-time employees and contract employees worldwide, 130 of which were engaged in research and development, 858 of which were engaged in manufacturing and quality assurance, 292 of which were engaged in sales and marketing and 68 of which were engaged in general and administrative functions.

Address

Our principal executive offices are located at 40 Parker, Irvine, California 92618, and our telephone number at that address is (949) 297-7000. Our website address is http://www.masimo.com. Information contained in, or that can be accessed through, our website is not a part of this Form 10-K.

Executive Officers of the registrant

Our executive officers are set forth below:

Name	Age[1]	Position(s)
Joe E. Kiani	43	Chief Executive Officer & Chairman of the Board of Directors
Ammar Al-Ali	44	Chief Technical Officer
Mark P. de Raad	48	Executive Vice President & Chief Financial Officer
Mohamed Elmandjra	44	President, Worldwide OEM Business
Rick Fishel	49	President of Masimo Americas
Mark Harty	45	President, International Sales
Christopher Kilpatrick	50	Executive Vice President, Business Development, General Counsel & Secretary
Yongsam Lee	43	Executive Vice President, Operations & Chief Information Officer
Michael O’Reilly	55	Executive Vice President, Medical Affairs
Anand Sampath	41	Executive Vice President, Engineering

[1]	As of December 29, 2007.

Joe E. Kiani is the founder of Masimo and has served as Chief Executive Officer and Chairman of the Board of Directors since our inception in 1989. He is an inventor on more than 50 patents related to signal processing, sensors, and patient monitoring, including patents for the invention of measure-through motion and low-perfusion pulse oximetry. Prior to founding Masimo, Mr. Kiani served as Regional Technical Manager for Anthem Electronics, Inc., a distributor of semiconductor and subsystem products, and as Field Applications Engineer for Bell Industries, Inc., which distributes advanced semiconductor components. He also previously served as Product Engineer at Unisys Corporation, a computer manufacturer. Mr. Kiani is currently on the Board of Directors of Saba Software, Inc., a publicly-traded software company focused on human capital development and management solutions and chairman of the Medical Device Manufacturers Association (MDMA). Mr. Kiani holds a B.S.E.E. and an M.S.E.E. from San Diego State University.

Ammar Al-Ali has served as our Chief Technical Officer since December 1996. He is an inventor on more than 48 patents related to signal processing, sensors and patient monitoring. From April 1995 to December 1996, Mr. Al-Ali held various positions with us, including Director of Software Development. From January 1992 to November 1994, he served as the Director of Research and Development, Electronics for Ami-Med Corporation, a medical device company that provides instruments for continuous cardiac output. Mr. Al-Ali holds a B.S.E.E. degree from the University of Arizona.

Mark P. de Raad has served as our Executive Vice President and Chief Financial Officer since June 2006. From November 2002 through May 2006, Mr. de Raad served as Vice President, Chief Financial Officer and Secretary for Avamar Technologies, Inc., a start-up enterprise software development company. He served as Vice President, Finance and Chief Financial Officer for ATL Products, Inc., a manufacturer of automated tape libraries, from September 1997 through June 2001. From June 2001 through November 2002, Mr. de Raad was Chief Financial Officer, Quantum Storage Solutions Group, a division of Quantum Corporation, which acquired ATL Products, Inc. in 1998. From May 1987 to May 1997, Mr. de Raad was employed by AST Research, Inc., a personal computer manufacturer, where he held various financial management positions the last of which was Vice President Finance and Treasurer and Chief Accounting Officer. Mr. de Raad is a Certified Public Accountant and holds a B.S. in Accounting from the University of Santa Clara.

Mohamed Elmandjra has served as our President, Worldwide OEM Business since August 2006. From December 2001 to July 2006, he served as Chief Executive Officer of ViOptix, Inc., a medical device company specializing in tissue oximetry. From January 1998 to July 1999, Mr. Elmandjra served as Vice President of Marketing of ADAC Laboratories, a nuclear medicine imaging equipment and radiation therapy planning systems company. In July 1999, he was promoted to General Manager of ADAC-UGM and then Senior Vice President of International Operations; he served in this position until December 2000 when ADAC was acquired by Philips Medical Systems, a diagnostic imaging company. Mr. Elmandjra continued his employment with Philips Medical Systems as Senior Vice-President of its International Operations until he joined ViOptix. Mr. Elmandjra holds a Ph.D. in Bioengineering from the University of Pennsylvania and an M.B.A. from the University of Chicago.

Rick Fishel has served as President of Masimo Americas since June 2004. From January 2003 to June 2004, Mr. Fishel was Regional Vice President of Sales for the Information Solutions segment of the McKesson Corporation, a provider of supply, information and care management products and services. From January 2001 to January 2003, he served as National Vice President of Sales for the Consulting Services division of GE Medical Systems, Inc., a provider of medical technology and productivity solutions. Mr. Fishel holds a B.S. in Marketing from Arizona State University.

Mark Harty has served as our President of International Sales since September 2007. From November 1998 to January 2007, Mr. Harty was Vice President and General Manager of the Critical Care division of Edwards Lifesciences, a Company specializing in cardiovascular medical devices. From December 1988 to November 1998, Mr. Harty held positions of increasing responsibility with the sales and marketing management team of C.R. Bard, a medical device company specializing in cardiovascular and urology devices. Mr. Harty holds a postgraduate degree in Marketing from the Chartered Institute of Marketing in the United Kingdom, and a Business Degree from the CDT in London, England.

Christopher Kilpatrick has served as our Executive Vice President, Business Development and General Counsel since May 2002 and also became our corporate Secretary in January 2007. From November 2000 to May 2002, Mr. Kilpatrick served as Head of the Corporate Law Department of the Orange County, California law office of Arter and Hadden LLP. From May 1994 to November 2000, he served as Vice President, General Counsel and a director for Interplay Entertainment Corporation, a developer, distributor and publisher of interactive computer and video games. In April 1995, Mr. Kilpatrick was promoted to President of Interplay, a position he held until November 2000. From June 1982 to April 1994, Mr. Kilpatrick worked at the law firm of Stradling, Yocca, Carlson & Rauth, and as a partner from 1989 to 1994. Mr. Kilpatrick holds a B.A. in Economics from the University of California, Irvine and a J.D. from the University of California, Los Angeles.

Yongsam Lee has served as our Executive Vice President, Operations and Chief Information Officer since January 2003. From March 1996 to October 2001 and from April 2002 to December 2002, Mr. Lee held various positions with us, including Vice President, IT and Vice President, Operations. From October 2001 to April 2002, he served as Director of IT at SMC Networks, Inc., a provider of networking solutions. Mr. Lee holds a B.S. in Applied Physics from the University of California, Irvine.

Michael O’Reilly, M.D. has served as our Executive Vice President, Medical Affairs since February 2008. Dr. O’Reilly was an Associate Professor from September 2002 to February 2008, and an Assistant Professor from September 1996 to August 2002, in Anesthesiology at the University of Michigan. He was also the Director of the Liver Transplant Anesthesiology at the University of Michigan and a member of various advisory boards. He has numerous publications in scientific journals, national and international invited presentations and earned various awards and grants. Dr. O’Reilly holds an M.D. and M.S. in Cell Biology from the University of Vermont.

Anand Sampath has served as our Executive Vice President, Engineering since March 2007. He is an inventor on more than four patents relating to patient monitoring, wireless networks and communications. From April 2006 to March 2007, Mr. Sampath was our Director of Systems Engineering. From October 1995 to March 2006, he held various positions, including Program Manager, Engineering Manager and Distinguished Member of Technical Staff, at Motorola, Inc. Mr. Sampath holds a B.S. in Engineering from Bangalore University.

Available Information

We are subject to the reporting requirements under the Securities Exchange Act of 1934, or Exchange Act. Consequently, we are required to file reports and information with the Securities and Exchange Commission, or SEC, including reports on the following forms: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning us may be accessed through the SEC’s website at http://www.sec.gov and on our website at www.masimo.com. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC. Information contained in, or that can be accessed through, our website is not part of this Form 10-K.

ITEM 1A.	RISK FACTORS

The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks comes to fruition, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected.

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

If our products cause or contribute to a death or a serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA medical device reporting regulations, or MDR, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. In addition, all manufacturers placing medical devices in European Union markets are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the relevant authority in whose jurisdiction the incident occurred. We may experience events that may require reporting to the FDA pursuant to the MDR regulations. Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

Our products have been, and may be subject to product recalls that could harm our reputation, business operations and financial results.

After a device is placed on the market, numerous regulatory requirements apply, including medical device reporting regulations that require us to report to the FDA or similar governmental bodies in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. We may initiate certain voluntary recalls involving our products in the future. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. If we determine that certain of those recalls do not require notification of the FDA, the FDA may disagree with our determinations and require us to report those actions as recalls.

Much of our growth may come from the introduction and sale of new products, which may result in a greater frequency of recalls. From our inception through December 29, 2007, we initiated three voluntary recalls of our products, none of which was material. Each of these recalls was reported to the FDA within the appropriate regulatory timeframes.

On July 31, 2007, we determined to initiate a voluntary recall of our Rad-9 pulse oximeter, a standalone bedside pulse oximeter product, sales of which represented less than 0.6% and 0.3% of our product revenue in 2006 and 2007, respectively. In accordance with its original design and similar to other pulse oximeter devices, the Rad-9 gives a visual alarm if there is a sensor fault; under other circumstances, the Rad-9 gives both a visual and audio alarm. In late 2006, we sent notice to owners of the Rad-9 that a free upgrade was available to add an audio alarm to the Rad-9 when a sensor fault is detected. We have now determined to voluntarily recall the Rad-9 to implement this upgrade. We do not believe that a non-upgraded Rad-9 poses a significant risk to health. We decided to voluntarily recall the Rad-9 because we believe it has the possibility of improving the care of patients. This decision follows a customer report that an elderly patient, who may have damaged her pulse oximeter sensor, had died after removing her tracheostomy tube. Based on what is currently known, the Rad-9 appears to have been operating in accordance with its specifications. We submitted an MDR with the FDA on this event on August 3, 2007. As of December 29, 2007, we estimate that the remaining total costs resulting from this voluntary recall will be approximately $175,000, although this is an estimate and the actual cost may differ. Any future recall could result in a diversion of management resources, substantial cost and negative publicity, all of which could adversely affect our business, financial condition and results of operations.

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

Non-vital signs parameters consist of body fluid constituents other than vital signs parameters, including but not limited to carbon monoxide, methemoglobin, blood glucose, total hemoglobin and bilirubin.

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

As of December 29, 2007, our stockholders owned approximately 99.96% of the outstanding shares of capital stock of Masimo Labs. In addition, Joe E. Kiani and Jack Lasersohn, members of our board of directors, are also members of the board of directors of Masimo Labs. Joe E. Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Masimo Labs. Due to the interrelated nature of Masimo Labs with us, conflicts of interest will arise with respect to transactions involving business dealings between us and Masimo Labs, potential acquisitions of businesses or products, development of products and technology, the sale of products, markets and other matters in which our best interests and the best interests of our stockholders may conflict with the best interests of the stockholders of Masimo Labs. We cannot assure you that any conflict of interest will be resolved in our favor, or that with respect to our transactions with Masimo Labs we will negotiate terms that are as favorable to us as if such transactions were with an unaffiliated third party.

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

For the year ended December 29, 2007, one customer represented 11.0% of our total revenues. We also have a concentration of OEM, distribution and direct customers. If, for any reason, we were to lose our ability to sell to a specific group or class of customers, we would experience a significant reduction in revenues. This would, in turn, adversely impact our operating results because we may not be able to react quickly enough to reduce our operating expenses. Also, we cannot assure you that we will retain our current customers or groups of customers or that we will be able to attract and retain additional customers.

Our royalty agreement with Nellcor provides for a declining royalty rate schedule over the term of the settlement agreement which, if not offset by other revenues and sources of income, could significantly harm our total sales and operating results.

In fiscal 2007, our royalties from the Nellcor settlement totaled $56.1 million. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit and operating income levels. As a result, any decline in royalties that we earn under this agreement will have a significant impact on our revenues, gross margins and operating income. Under terms of the agreement, we earn royalties on Nellcor’s total U.S. based pulse oximetry sales. The royalty rate in 2006 was nearly 20% if averaged over the entire year. The royalty rates for 2007 declined to 15%. In 2008 and through the term of the royalty agreement, at least through March 14, 2011, the royalty rates will decline to either 10% or 13%, subject to Nellcor’s ability to develop new products that avoid some of our current patent coverage as negotiated in the settlement agreement. As a result of these declining royalty rates in 2007 and beyond, there is a significant financial risk to our operating income if we are unable to generate sufficient revenues and gross margins to offset the impact of declining royalty rates on sales of Nellcor’s U.S. pulse oximetry products.

If we fail to maintain relationships with GPOs, sales of our products would decline.

Our ability to sell our products to U.S. hospitals depends in part on our relationships with GPOs. Many existing and potential customers for our products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusive, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, affiliated hospitals and other members may be less likely to purchase our products, and if the GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be precluded from making sales to members of the GPO for the duration of the contractual arrangement. Our failure to renew contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In 2006 and 2007, revenue from the sale of our pulse oximetry products related to GPOs amounted to $66.6 million and $101.0 million, respectively. In the future, if we are unable to keep our relationships and develop new relationships with GPOs, our competitive position would likely suffer.

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

We depend on sole or limited source suppliers for key materials and components of our non-invasive blood constituent patient monitoring solutions, and if we are unable to obtain these components on a timely basis, we will not be able to deliver our non-invasive blood constituent patient monitoring solutions to customers. Also, we cannot guarantee that any of the materials or components that we purchase, if available at all, will be of adequate quality or that the prices we pay for these materials or components will not increase. From time to time, there are industry-wide shortages of several electronic components that we use in our non-invasive blood constituent patient monitoring solutions. We may experience delays in production of our products if we fail to identify alternate vendors, or any parts supply is interrupted or reduced or there is a significant increase in production costs, each of which could adversely affect our business, financial condition and results of operations.

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

Each medical device that we wish to market in the United States generally must first receive either 510(k) clearance, by filing a 510(k) pre-market notification, or PMA approval, by filing a PMA application, from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed. We cannot assure you that the FDA will grant 510(k) clearance on a timely basis, if at all, for new products or uses that we propose for the Masimo SET or licensed Rainbow technology. The FDA’s 510(k) clearance process usually takes from four to twelve months, although it can take longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain and generally takes from one to three years or even longer.

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

Our products, along with the manufacturing processes and promotional activities for such products, are subject to continual review and periodic inspections by the FDA and other regulatory bodies. In particular we and our suppliers are required to comply with the quality system regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces the QSR through unannounced inspections. We are also subject to similar state requirements and licenses. Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, discovery of previously unknown problems with our products (including unanticipated adverse events or adverse events of unanticipated severity or frequency), manufacturing problems, or failure to comply with regulatory requirements, or failure to adequately respond to any FDA observations concerning these issues, could result in, among other things, any of the following actions:

•	warning letters or untitled letters;

•	fines and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	delays in clearing or approving, or refusal to clear or approve, our products;

•	withdrawal or suspension of clearance or approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies;

•	product recall or seizure;

•	orders for physician notification or device repair, replacement or refund;

•	interruption of production;

•	operating restrictions;

•	injunctions; and

•	criminal prosecution.

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

Obtaining 510(k) clearance only permits us to promote our products for the uses cleared by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. Although we may request additional cleared indications for our current products, the FDA may deny those requests, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any cleared product as a condition of clearance. We must have adequate substantiation for our product performance claims. If the FDA determines that we or our OEM partners have promoted our products for off-label use, or have made false or misleading or inadequately substantiated promotional claims, it could request that we or our OEM partners modify those promotional materials or seek regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

Federal regulatory reforms may adversely affect our ability to sell our products profitably.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of a medical device. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

Without limiting the generality of the foregoing, last year Congress enacted, and the President signed into law, the Food and Drug Administration Amendments Act of 2007, or the Amendments. This law requires, among other things, that the FDA propose, and ultimately implement, regulations that will require manufacturers to label medical devices with unique identifiers unless a waiver is received from the FDA. Once implemented, compliance with those regulations may require us to take additional steps in the manufacture of our products and labeling. These steps may require additional resources and could be costly. In addition, the Amendments will require us to, among other things, pay annual establishment registration fees to the FDA for each of our FDA registered facilities.

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

We have limited sales and marketing experience both in the United States and internationally and may not be successful in developing and implementing our business strategy. In addition, we currently have a small sales organization compared to many of our competitors. To increase our commercial success, we need to:

•	increase our sales and marketing force;

•	continue to maintain domestic and international OEM partners;

•	ensure that distributors and OEM partners provide the technical and educational support customers need to use products incorporating Masimo SET and Rainbow technology successfully;

•	promote monitoring systems using Masimo SET and Rainbow technology so that sales of those systems and, in turn, sales of our sensors increase; and

•	be prepared to provide services, as necessary, to geographically dispersed users of monitoring systems using Masimo SET and Rainbow technology.

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

We have relied, to date, on our manufacturing facilities in Irvine, California and Mexicali, Mexico. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facilities may be affected by natural or man-made disasters. Earthquakes are of particular significance since our Irvine, California facility is located in an earthquake-prone area. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist organizations, fire, floods and similar events. In the event that one of our facilities was affected by a natural or man-made disaster, we would be forced to rely on third-party manufacturers if we could not shift production to another of our manufacturing facilities. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If we are forced to seek alternative facilities, we may incur additional costs and we may experience a disruption in the supply of our products until those facilities are available. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and, therefore, may adversely affect our revenue, gross margins and results of operations. Any disruption or delay at our manufacturing facilities could impair our ability to meet the demand of our customers and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business, financial condition and results of operations.

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

We face environmental and personal injury liabilities related to certain hazardous materials used in our operations.

Our manufacturing processes involve the use, generation and disposal of certain hazardous materials and wastes, including silicone adhesives, solder and solder paste, sealants, epoxies and various solvents such as methyl ethyl ketone, acetone and isopropyl alcohol. As such, we are subject to stringent federal, state and local laws relating to the protection of the environment, including those governing the use, handling and disposal of hazardous materials and wastes. We may incur significant costs to comply with environmental regulations. Future environmental laws may significantly affect our operations because, for instance, our manufacturing processes may be required to be altered, thereby increasing our manufacturing costs. In our research and manufacturing activities, we use materials that are hazardous to human health, safety or the environment. These materials and various wastes resulting from their use are stored at our facility pending ultimate use and disposal. The risk of accidental injury, including to employees, or contamination from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any resulting damages, and any such liability could exceed our reserves. Although we maintain general liability insurance, we do not specifically insure against environmental liabilities. If an enforcement action were to occur, our reputation and our business and financial condition may be harmed, even if we were to prevail or settle the action. Similarly, if the physicians or other providers or entities with which we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

The risks inherent in operating internationally and the risks of selling and shipping our products and of purchasing our components and products internationally may adversely impact our business, financial conditions and results of operations.

We derive a portion of our net sales from operations in international markets. In 2005, 2006 and 2007, 19.2%, 22.6% and 23.6%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

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

We expect to dedicate significant management, financial and other resources in connection with our compliance with Section 404 of the Sarbanes-Oxley Act in and after 2008. We expect these efforts to include a review of our existing internal control structure. As a result of this review, we may either hire or outsource additional personnel to expand and strengthen our finance function. We cannot be certain at this time that we will be able to comply with all of our reporting obligations and successfully complete the certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act by the time that we are required to file our annual report on Form 10-K for the year ending January 3, 2009. If we fail to achieve and maintain the adequacy of our internal control and do not address the deficiencies identified by our auditors, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

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

Some specific factors that may have a significant effect on our common stock market price, many of which we cannot control, include:

•	actual or anticipated fluctuations in our operating results or future prospects;

•	our announcements or our competitors’ announcements of new products;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in our growth rates or our competitors’ growth rates;

•	developments regarding our patents or proprietary rights or those of our competitors;

•	our inability to raise additional capital as needed;

•	concern as to the efficacy of our products;

•	changes in financial markets or general economic conditions;

•	sales of common stock by us or members of our management team; and

•	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies or our industry generally.

Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.

As of December 29, 2007, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 16.3% of our outstanding common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Delaware law, will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our board of directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of us, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Future sales of our common stock, including those by our insiders, may cause our stock price to decline.

As of December 29, 2007, there were 54,692,232 shares of our common stock outstanding, including 3,287,494 shares sold by us and 10,416,626 shares sold by our selling stockholders in our initial public offering, or IPO, in August 2007. A significant portion of our shares of common stock outstanding prior to our IPO that were not sold by selling stockholders became eligible for sale in the public market on February 4, 2008 upon expiration of lock-up agreements entered into in connection with our IPO, although as of December 29, 2007, 8,887,690 of these shares were held by directors, executive officers and other affiliates and subject to volume limitations under Rule 144 as of that date. A large portion of our outstanding shares are held by a small number of persons and investment funds.

Sales by these stockholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the holders of 19,695,877 shares of common stock at December 29, 2007 have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold or to include these shares in registration statements that we may file for ourselves or other stockholders from time to time.

Certain of our directors and executive officers have entered into Rule 10b5-1 trading plans pursuant to which they have sold and will continue to sell shares of our common stock. Generally, these sales require public filings. Actual or potential sales by these insiders, including those under a pre-arranged Rule 10b5-1 trading plans, could be viewed negatively by the market and adversely affect the market price of our common stock.

As of December 29, 2007, an aggregate of 13,717,267 shares of our common stock were reserved for future issuance under our three equity incentive plans, 8,321,191 of which were subject to options outstanding as of that date. To the extent outstanding options are exercised, our existing stockholders may incur additional dilution. In December 2007, we registered an aggregate of 11,218,285 of these shares reserved under our equity plans under a Registration Statement on Form S-8. All shares issued pursuant to a Registration Statement on Form S-8 can be freely sold in the public market upon issuance, subject to restrictions on our affiliates under Rule 144. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

In addition, our board of directors has adopted a stockholder rights plan. Under the stockholder rights plan if any person becomes the beneficial owner of 15% or more of the outstanding shares of common stock, subject to a number of exceptions set forth in the plan, all of our stockholders other than the acquiring person will receive a right to purchase shares of our common stock at a price of $136.00 per share. Our stockholder rights plan could discourage a takeover attempt and make an unsolicited takeover of our company more difficult. As a result, without the approval of our board of directors, you may not have the opportunity to sell your shares to a potential acquirer of us at a premium over prevailing market prices. This could reduce the market price of our common stock.

We will incur significant increased costs as a result of operating as a public company, and our management and key employees will be required to devote substantial time to new compliance initiatives.

Prior to August 2007, we operated as a private concern. As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. These requirements may place a strain on our people, systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the NASDAQ Global Market, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We lease approximately 120,400 square feet of space in Irvine, California, for our corporate headquarters and product manufacturing, research and development, warehousing and distribution operations. The lease covering 70,200 square feet of this space expires in October 2009. We have the right to renew this lease for an additional five-year period at the end of the lease term. In February 2006, we entered into a lease for an additional 50,200 square feet of space adjacent to our current facility for office space and research and development. This lease expires in March 2010. We have an option to renew this lease for an additional five-year period at the end of the lease term. We also lease approximately 95,600 square feet of space in Mexicali, Mexico, for the manufacture of our sensors and accessories under a shelter labor agreement with Industrial Vallera de Mexicali, S.A. de C.V., or IVEMSA. IVEMSA is a Mexican maquiladora, which is a shelter services provider incorporated in Mexico that is licensed to operate factories and plants in Mexico. The shelter program allows foreign companies to manufacture in Mexico without being required to organize and operate their own subsidiary, for example, as a Mexican corporation. As a result, the risks of labor liability, ownership of facilities and legal presence of foreign corporations in Mexico are avoided. We entered into the agreement with IVEMSA to establish and run a facility to manufacture our sensors and accessory products. IVEMSA leases the space directly from the owner of the property under an agreement that expires in August 2014.

In addition, Masimo Europe, Ltd. leases approximately 6,900 square feet as its headquarters in Limonest, France to support its sales, marketing, customer service and administrative functions. Masimo Japan, K.K. leases approximately 3,700 square feet of space as its headquarters in Tokyo, Japan, which it uses for sales, marketing, customer service and administrative functions, as well as maintaining product inventory. In addition, Masimo Canada ULC leases approximately 23,700 square feet of space as its headquarters in Montreal, Canada, which it uses primarily for research and development activities. We also maintain small sales offices in Germany, the United Kingdom, Italy, Spain, Japan, Australia, Singapore and China.

ITEM 3.	LEGAL PROCEEDINGS

In May 2002, we filed a lawsuit against Tyco Healthcare, parent company of Nellcor, in the United States District Court for the Central District of California, alleging damage to our business as a result of the anti-competitive business practices of Tyco Healthcare. Specifically, we alleged that we had incurred damages as a result of a series of illegal exclusionary and anti-competitive acts by Tyco Healthcare that were designed to maintain its monopoly in the pulse oximetry market in violation of federal antitrust laws.

In March 2005, a jury found that Tyco Healthcare’s use of sole-source contracts, product bundling, market share-based compliance pricing contracts and co-marketing agreements with patient monitoring companies were unlawful restraints of trade and exclusionary dealing arrangements and, as a result, violated federal antitrust laws. The jury awarded us $140 million in damages. Under the antitrust laws, if the jury verdict is sustained in whole or in part, all damages are trebled. Tyco Healthcare filed post-trial motions requesting that the District Court either override the jury decision or grant a new trial. In March 2006, the District Court upheld a portion of the jury verdict and vacated the remaining verdict. In addition, the District Court vacated the jury’s damages award and granted Tyco Healthcare a new trial on damages. As a result, we may not receive any damages in this lawsuit. The District Court held an evidentiary hearing in October 2006 to re-try the damages. On January 25, 2007, the District Court issued a preliminary ruling which did not set damages, but resolved some issues of dispute about damages, and ordered another evidentiary hearing on issues still undecided by the District Court. The District Court held this evidentiary hearing in March 2007. On July 2, 2007, the District Court entered its final judgment awarding us damages which were trebled to $43.5 million and denying our request for a permanent injunction with respect to Tyco Healthcare’s business practices found to be anti-competitive. We and Tyco Healthcare have each filed a notice of appeal from the judgment. We filed our opening brief on December 17, 2007 with the United States Court of Appeals for the 9th Circuit. Even if we are ultimately awarded damages in this litigation, the amount will be subject to a 50% legal fee contingency agreement, in which case we would receive 50% of the net (of costs) proceeds from the award. Even though most of the legal expenses to date have been on a contingency basis, we expect to incur expenses related to the appellate work, which will be treated as operating expense, as incurred.

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

On July 24, 2007, Shaklee Corporation filed suit against us in the United States District Court, Central District of California, alleging that our pulse oximeters incorporate patented calibration methods that are licensed to Shaklee. NIR Diagnostics, Inc., the original licensee of the patents, was originally named as a defendant, but then agreed to become a plaintiff. Shaklee and NIR are seeking an injunction and damages against us. Our management believes that our devices do not infringe either of the cited patents and intends to vigorously defend against these claims. We believe that the claims asserted by Shaklee and NIR will not materially affect our business, financial conditions or future operating results. In the event a preliminary or permanent injunction were granted, however, we would be unable to sell products found to infringe the cited patents, which would cause a reduction in our revenues, a decline in income and a loss of customer goodwill for an unknown period of time. Additionally, we could be ordered to pay royalties on past sales of our products found to infringe the cited patents and, to the extent we continued to sell such products, we could be required to continue paying royalties to Shaklee and NIR. Although we believe that these claims are without merit, no assurance can be given with respect to the ultimate outcome for any such claim or litigation. At this time, we are not able to accurately estimate the potential financial impact of an injunction and/or damages against us.

On February 19, 2008, we brought a lawsuit against Respironics, Inc. for breach of contract, breach of the covenant of good faith and fair dealing, and interference with prospective economic advantage, based on a January 16, 2006, contract between Respironics and Masimo. Respironics has not yet answered the complaint. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.

From time to time, we are involved in legal proceedings in the ordinary course of business. Other than the proceeding described above, we are not currently involved in any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our stockholders during the quarter ended December 29, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We had our initial public offering on August 7, 2007. Our common stock is traded on the NASDAQ Global Market under the symbol “MASI”. The following table sets forth the high and low closing sales price of our common stock for the periods indicated.

	Price Range
	High	Low
Fiscal 2007:
Third Quarter (from August 8, 2007)	$26.64	$19.55
Fourth Quarter	$41.79	$26.24

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

As of February 15, 2008, the closing price of our common stock on the NASDAQ Global Market was $31.78 per share, and the number of stockholders of record was approximately 318. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Dividends and Special Bonus Payments

In March 2006, we paid a cash dividend of $3.365 per share, in the aggregate amount of approximately $171.8 million, to holders of our common and preferred stock, assuming the conversion of all outstanding shares of preferred stock into an aggregate of 34,612,503 shares of common stock. In February 2007, we paid additional cash dividends of $0.468 per share and $0.257 per share, in the aggregate amount of approximately $37.1 million, to holders of our common and preferred stock assuming conversion into common stock. In addition, in March 2006 and March 2007, we made special bonus payments in the aggregate amount of approximately $11.7 million to our employees and directors who held vested stock options as of March 1, 2006. The majority of the funds used to pay these cash dividends and special bonus payments were from the after-tax proceeds that we received from our patent infringement lawsuit against Nellcor.

We do not intend to distribute any future royalties received from Nellcor under the settlement agreement to our stockholders or our option holders and we do not anticipate paying any cash dividends generally in the foreseeable future.

Use of Proceeds

On August 13, 2007, we completed our initial public offering, or IPO, of common stock in which a total of 13,704,120 shares were sold, comprised of 10,416,626 shares sold by selling stockholders, 1,500,000 shares sold by us at the initial closing and 1,787,494 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $17.00 per share. We raised a total of $55.9 million in gross proceeds from the IPO, or approximately $47.8 million in net proceeds after deducting underwriting discounts and commissions of $3.9 million and estimated other offering costs of approximately $4.2 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into an aggregate of 34,612,503 shares of common stock.

We anticipate that we will use the net proceeds from our initial public offering for the placement of equipment at hospitals under long-term sensor purchase agreements, capital expenditures and sales and marketing activities, research and development activities and working capital and general corporate purposes. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business. We have invested the net proceeds from our initial public offering in short-term, money market securities. There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus filed with the SEC on August 8, 2007 pursuant to Rule 424(b) under the Act.

Unregistered Sales of Equity Securities

During the year ended December 29, 2007, we issued and sold 42,650 shares of our common stock that were not registered under the Act to our employees upon the exercise of options for aggregate cash consideration of $136,258. These shares were issued in reliance upon the exemption from registration provided under Section 4(2) of the Act and/or Regulation D promulgated thereunder, or Rule 701 promulgated under the Act. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

Stock Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following stock performance graph compares total stockholder returns for Masimo Corporation from the date of our initial public offering of August 8, 2007 through December 29, 2007 against the NASDAQ Market Composite Index and NASDAQ Medical Equipment Index, assuming a $100 investment made on August 8, 2007. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables reflect selected financial data derived from our consolidated financial statements for each of the last five years. The consolidated statement of operations data for the years ended December 29, 2007, December 31, 2006 and 2005, and the consolidated balance sheet data as of December 29, 2007 and December 31, 2006 are derived from our audited consolidated financial statements included in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2004 and 2003, and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements not included in this Form 10-K. Historical results are not necessarily indicative of future results. The selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and Item 7—”Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005	Year ended December 31, 2006	Year ended December 29, 2007
	(in thousands, except share information)
Statement of Operations Data(1):
Revenue:
Product	$46,419	$69,069	$107,613	$155,131	$199,684
Royalty and license fee	315	288	277	69,207	56,602

Total revenue	46,734	69,357	107,890	224,338	256,286
Cost of goods sold	22,448	29,354	42,717	61,640	73,606

Gross profit	24,286	40,003	65,173	162,698	182,680
Operating expenses:
Research and development	4,567	6,044	8,548	24,875	22,960
Selling, general and administrative	21,947	29,880	42,807	91,384	91,234
Patent litigation expenses (proceeds)	4,245	6,204	1,736	(262,605)	—
Purchased in-process research and development	—	—	2,800	—	—
Antitrust litigation	—	238	278	109	1,537

Total operating expenses	30,759	42,366	56,169	(146,237)	115,731

Operating income (loss)	(6,473)	(2,363)	9,004	308,935	66,949
Non-operating income (expense):
Interest income	52	107	224	6,741	2,361
Interest expense	(468)	(1,434)	(1,851)	(1,824)	(2,475)
Other	(3)	8	(8)	551	1,287

Total non-operating income (expense)	(419)	(1,319)	(1,635)	5,468	1,173

Income (loss) before provision for (benefit from) income taxes	(6,892)	(3,682)	7,369	314,403	68,122
Provision for (benefit from) income taxes	2	161	(26,012)	132,577	25,867

Net income (loss)	(6,894)	(3,843)	33,381	181,826	42,255
Preferred stock dividend	—	—	—	(77,785)	—
Accretion of preferred stock	(8,477)	(8,477)	(8,278)	(7,985)	(4,837)
Undistributed income attributable to preferred stockholders	—	—	(19,599)	(34,275)	(14,339)

Net income (loss) attributable to common stockholders	$(15,371)	$(12,320)	$5,504	$61,781	$23,079

Net income (loss) per common share(2):
Basic	$(1.64)	$(1.31)	$0.57	$3.79	$0.71

Diluted	$(1.64)	$(1.31)	$0.42	$3.04	$0.60

Weighted-average number of common shares:
Basic – Two Class method	9,350,340	9,378,741	9,717,882	16,319,898	16,654,586
Diluted – Two Class method	9,350,340	9,378,741	13,102,611	20,302,872	20,732,872
Basic – Single Class method	N/A	N/A	N/A	N/A	54,660,216
Diluted – Single Class method	N/A	N/A	N/A	N/A	59,829,198

(1)

Pursuant to Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51,” or FIN 46(R), Masimo Labs is consolidated within our financial statements. Accordingly, all inter-company royalties, option and licensing fees, and other charges between us and Masimo Labs have been eliminated in the consolidation. Also in accordance with FIN 46(R), all direct engineering expenses that have been incurred by us and charged to Masimo Labs have not been eliminated and are included as research and development expense in our consolidated statements of operations. For additional discussion of accounting for Masimo Labs, see Note 4 to the Notes to Consolidated Financial Statements.

(2)	See Note 2 to the Notes to Consolidated Financial Statements for a description of the method used to compute basic and diluted net income (loss) per common share.

	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 29, 2007
	(in thousands, except dividends declared per common share)
Balance Sheet Data:
Cash and cash equivalents	$11,124	$11,794	$14,172	$55,382	$96,733
Working capital	9,083	6,030	34,213	30,125	121,831
Total assets	40,397	54,221	100,589	159,073	235,511
Long term debt, including current portion	14,393	23,828	29,060	21,042	31,041
Convertible preferred stock	127,204	135,681	143,959	—	—
Total stockholders’ equity (deficit)	(115,393)	(127,573)	(101,082)	56,961	150,066
Dividends declared per common share(3)	—	—	—	4.09	—

(3)

Dividends declared as a result of a one-time patent litigation settlement with Nellcor in 2006. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details regarding the settlement. The dividends were declared for the same amount per share to both common and preferred stockholders, assuming the conversion of all outstanding shares of preferred stock into common stock on a 1:1 basis. See Note 11 to the consolidated financial statements for further details regarding the dividends declared.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the financial statements, related notes and other financial information included in this Form 10-K. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under Item 1.A-“Risk Factors” and elsewhere in this Form 10-K. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a global medical technology company that develops, manufactures and markets non-invasive patient monitoring products that improve patient care. We invented Masimo Signal Extraction Technology, or Masimo SET, which provides the capabilities of measure-through motion and low perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. Pulse oximetry is the non-invasive measurement of the oxygen saturation level of arterial blood, or the blood that delivers oxygen to the body’s tissues, and pulse rate. Conventional pulse oximetry is subject to technological limitations that reduce its effectiveness and the quality of patient care. In particular, when using conventional pulse oximetry, arterial blood signal recognition can be distorted by motion artifact, or patient movement, and low perfusion, or low arterial blood flow. Low perfusion can also cause the failure of the conventional pulse oximeter to obtain an accurate measurement. Conventional pulse oximetry readings can also be impacted by bright light and electrical interference from the presence of electrical surgical equipment. Published independent research shows that over 70% of the alarms were false outside the operating room using conventional pulse oximetry. Our Masimo SET platform has addressed many of the previous technology limitations. The benefits of Masimo SET have been validated in over 100 independent clinical and laboratory studies. During 2007, we generated product revenue of $199.7 million, representing a compound annual growth rate, or CAGR, of 42.5% for the three years ended December 29, 2007.

We develop, manufacture and market a family of non-invasive blood constituent patient monitoring solutions that consists of a monitor or circuit board and our proprietary single-patient use and reusable sensors and cables. In addition, we offer a remote-alarm/monitoring solution, such as the Masimo Patient SafetyNet. Although our Masimo SET platform is only operable with our proprietary sensors, our sensors have the capability to work with certain competitor pulse oximeters through the use of our adapter cables. In 2005, we launched our Masimo Rainbow SET Pulse CO-Oximetry platform utilizing licensed Rainbow technology from Masimo Labs, which enables the non-invasive measurement of not only arterial blood oxygen saturation level and pulse rate, but also carboxyhemoglobin, or carbon monoxide levels in the blood, and methemoglobin saturation levels in the blood. Along with the release of our Masimo Rainbow SET Pulse CO-Oximetry products, we have developed multi-wavelength sensors that have the ability to monitor multiple parameters with a single sensor.

We have focused on building our U.S. and international sales and marketing infrastructure to market our products to end-users, such as hospitals, and OEM partners for incorporation into their patient-monitoring products. We market our pulse oximetry products to hospitals and the EMS market through our direct sales force, and market our circuit boards to our OEM partners. Today, the primary focus of our hospital sales force is to facilitate the conversion of hospitals to our Masimo SET or Masimo Rainbow SET products. In the United States, we typically enter into long-term sales contracts with hospitals, pursuant to which we ship and install our pulse oximeters at no cost to the hospital in exchange for a commitment to purchase a minimum number of sensors from us over a specified period of time. With the introduction of Masimo Rainbow SET Pulse CO-Oximetry, we have established a small sales force to concentrate on the EMS market. Over the past year, we have expanded our sales and marketing staffing levels to 292 as of December 29, 2007, from 239 as of December 31, 2006. As a part of this growth, we expanded our hospital sales force, including clinical specialists, to 155 employees as of December 29, 2007 from 129 employees at December 31, 2006. We supplement our direct sales with sales through our distributors. During this period, direct and distributor sales have increased to approximately $143.7 million, or 71.9%, of product revenues for 2007, from $104.0 million, or 67.1%, of product revenues in 2006. We expect the percentage of our revenue from direct sales to continue to increase as we expand our worldwide direct sales force.

The building of our installed base of pulse oximeters and pulse oximeter circuit boards generates recurring sales of our sensors, primarily single-patient use sensors. A user of one of our pulse oximeters or our OEMs’ pulse oximeters can obtain the benefit of the Masimo SET or Masimo Rainbow SET only by using our proprietary sensors that are designed for our system. We currently estimate that our worldwide installed base was approximately 470,000 units as of December 29, 2007, up from 377,000 units as of December 31, 2006. We estimate our installed base to be the number of pulse oximeters and pulse oximeter circuit boards that we have shipped in the past seven years. In the event we increase this assessment period beyond seven years in the future, our estimated installed base may increase materially. We expect our worldwide installed base to continue to increase as we expand our market share and expand the pulse oximetry market to other patient care settings.

On August 13, 2007, we completed our initial public offering, or IPO, of common stock in which a total of 13,704,120 shares were sold, comprised of 10,416,626 shares sold by selling stockholders, 1,500,000 shares sold by us at the initial closing and 1,787,494 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $17.00 per share. We raised a total of $55.9 million in gross proceeds from the IPO, or approximately $47.8 million in net proceeds after deducting underwriting discounts and commissions of $3.9 million and estimated other offering costs of approximately $4.2 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into an aggregate of 34,612,503 shares of common stock. The condensed consolidated financial statements as of and for the period ended December 29, 2007, including share and per share amounts, include the effects of the offering since it was completed prior to December 29, 2007.

Masimo Laboratories, Inc.

Masimo Laboratories, Inc., or Masimo Labs, is an independent entity spun off from us to our stockholders in 1998. Joe E. Kiani and Jack Lasersohn, members of our board of directors, are also members of the board of directors of Masimo Labs. Joe E. Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Masimo Labs. We are a party to a cross-licensing agreement with Masimo Labs, which was recently amended and restated effective January 1, 2007, or the Cross-Licensing Agreement, that governs each party’s rights to certain of the intellectual property held by the two companies.

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

From May 1998 through December 2007, Masimo Labs contracted the services of our employees for the development of Rainbow technology. We paid Masimo Labs for the option to market and develop products based on Masimo Labs technology in defined markets. Through December 2005, we had paid Masimo Labs $7.5 million in option fees and nearly all these option fees were used by Masimo Labs to repay us for the services that we had provided to Masimo Labs. In addition, through December 2006, we exercised two licenses, for $2.5 million each, for the right to market products based on the new carbon monoxide and methemoglobin parameter technologies developed by Masimo Labs. As of December 29, 2007, the entire $5.0 million in fees had been used by Masimo Labs to repay us for the shared engineering and other services that we provided to Masimo Labs. We also entered into a Services Agreement with Masimo Labs to govern the services we will provide to Masimo Labs going forward, effective as of January 1, 2007. As part of the Cross-Licensing Agreement, we exercised an additional license for total hemoglobin for a fee of $2.5 million, on January 1, 2007.

The Cross-Licensing Agreement requires us to pay certain royalties on products incorporating the licensed Rainbow technology. The royalty is up to 10% of the Rainbow royalty base, which will include handhelds, tabletop and multi-parameter devices. Handheld products incorporating Rainbow technology will carry a 10% royalty rate. For other products, only the proportional amount attributable for that portion of our products used to measure non-vital sign parameters, sensors and accessories, rather than for measuring vital sign parameters, will be included in the 10% Rainbow royalty base. For multi-parameter devices, the Rainbow royalty base will include the percentage of the revenues based on the number of Rainbow-enabled parameters. Beginning in 2009, for hospital contracts where we place equipment and enter into a sensor contract, we will pay a royalty to Masimo Labs on the total sensor contract revenues based on the ratio of Rainbow enabled devices to total devices.

We are also subject to certain specific annual minimum aggregate royalty payments. These minimum aggregate royalty payments are $3.5 million, $4.0 million and $5.0 million in 2008, 2009 and 2010, respectively, and $5.0 million per year thereafter. In addition, in connection with a change in control, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for all licensed Rainbow parameters payable to Masimo Labs will increase to $7.0 million, $10.0 million and $15.0 million in 2008, 2009 and 2010, respectively, and $15.0 million per year thereafter, and up to $2.0 million per year for each additional Rainbow parameter.

Pursuant to Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51,” or FIN 46(R), Masimo Labs is consolidated within our financial statements for all periods presented. Accordingly, all royalties, option and license fees and other charges between us and Masimo Labs have been eliminated in the consolidation. Also in accordance with FIN 46(R), all direct engineering expenses that have been incurred by us and charged to Masimo Labs have not been eliminated and are included as research and development expense in our consolidated statements of operations. For additional discussion of Masimo Labs, see Note 4 to the Notes to Consolidated Financial Statements.

Nellcor Patent Litigation Settlement

In October 1999, we filed a patent infringement lawsuit in the United States District Court for the Central District of California against Mallinckrodt, Inc., now part of Covidien (formerly Tyco Healthcare), and one of its subsidiaries, Nellcor Puritan Bennett, Inc., collectively referred to as Nellcor. Nellcor is one of the largest manufacturers and distributors of pulse oximetry products in the world. The lawsuit was filed for infringement of our pulse oximetry signal processing patents. Nellcor denied our claims and made counterclaims alleging infringement of its patents by us. This lawsuit resulted in a jury verdict that Nellcor had infringed several of our patents, including one of our measure-through motion pulse oximeter patents. In September 2005, the U.S. Federal Court of

Appeals ruled that Nellcor infringed several Masimo patents and ordered the lower court to enjoin Nellcor’s infringing products. Prior to the issuance of a permanent injunction, Nellcor entered into a settlement agreement with us on January 17, 2006, under which we agreed to settle all pending patent litigation with Nellcor. In return, Nellcor agreed to pay us $263.0 million for damages incurred through January 2006. We granted Nellcor a covenant not to sue on certain new products and Nellcor agreed to pay us royalties on its total U.S. pulse oximetry revenue at least through March 14, 2011. In addition, in January 2006, Nellcor made an advance royalty payment to us of $67.5 million for estimated sales of its products in the United States during the remainder of calendar 2006. Throughout 2006, we received a total of $330.5 million in cash from Nellcor pursuant to the settlement agreement.

We recorded the $263.0 million lump sum payment as patent litigation proceeds in January 2006 and we recognized approximately $68.8 million of royalty revenue in 2006 based on Nellcor’s total 2006 U.S. pulse oximetry revenues as report to us. We recognize royalty revenue based on the estimated average royalty rate per the settlement agreement multiplied by our estimate of Nellcor’s sales for each quarter. This estimate is adjusted prospectively when we receive the Nellcor royalty report, 60 days after the end of each quarter. Per our settlement agreement, the 2007 royalty rate declined significantly from the 2006 rates and will decline again in 2008. However, the 2008 rates will remain consistent through March 14, 2011, the remainder of the settlement agreement period.

Cash Dividends and Special Bonus Payments

In March 2006, we paid a cash dividend of $3.365 per share, in the aggregate amount of approximately $171.8 million, to holders of our common and preferred stock, assuming the conversion of all outstanding shares of preferred stock into an aggregate of 34,612,503 shares of common stock. Of this amount, $21.7 million relates to dividend payments made to stockholders who exercised stock options by delivering us a promissory note. In accordance with Emerging Issues Task Force, or EITF, 95-16, the $21.7 million in cash dividends have been classified as compensation expense in the accompanying consolidated financial statements, under cost of goods sold, research and development and selling, general and administrative expenses. In February 2007, we paid additional cash dividends of $0.468 per share and $0.257 per share, in the aggregate amount of approximately $37.1 million, to holders of our common and preferred stock assuming conversion into common stock. In March 2006 and March 2007, we also made special bonus payments in the aggregate amount of approximately $9.7 million and $2.0 million, respectively, to our employees and directors who held vested stock options as of March 1, 2006. These cash dividends and special bonus payments were made from the after-tax proceeds that we received from our patent infringement lawsuit against Nellcor and interest earned thereon. We do not intend to distribute any future royalties received from Nellcor under the settlement agreement to our stockholders or our option holders.

The following is stock-based compensation expense for the year ended December 31, 2006 associated with the dividend and special bonus payment discussed above, as well as related to implementation of FASB 123(R) and other stock related compensation for the year ended December 29, 2007.

	Functional Expense
	Cost of Goods Sold	Research and Development	Selling, General and Administrative	Total
	(in thousands)
Dividends declared on common shares securing the outstanding non recourse notes	$308	$5,101	$16,264	$21,673
Special bonus payments to holders of vested options to purchase common stock	1,822	3,990	5,900	11,712
Stock option compensation pursuant to adoption of SFAS 123(R)	249	287	794	1,330
Other	—	—	355	355

For the year ended December 31, 2006	$2,379	$9,378	$23,313	$35,070

Stock option compensation pursuant to adoption of SFAS 123(R)	$264	$670	$2,541	$3,475
Other	—	—	417	417

For the year ended December 29, 2007	$264	$670	$2,958	$3,892

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

Upon the closing of our initial public offering on August 13, 2007, all outstanding shares of our prior Series A through Series G convertible preferred stock were converted into an aggregate of 34,612,503 shares of common stock. Therefore, effective August 13, 2007, we transitioned from computing earnings per share from the two class method in accordance with EITF 03-6 to the if converted method in accordance with FASB 128. Net income for the year ended December 29, 2007 was allocated between the periods during which two classes of equity securities were outstanding and during which a single class of equity securities was outstanding based on the respective number of days. For the year ended December 29, 2007, two classes of equity securities were outstanding for 224 days and a single class of equity securities was outstanding for 139 days, or 61.7% and 38.3% of the total days in the year end reporting period, respectively.

We believe that the following non-GAAP earnings per share information is relevant and useful information that can be used by analysts, investors and other interested parties to assess our performance on a comparable basis to future reported earnings per share. Accordingly, we are disclosing this information to permit additional analysis of our performance (in thousands, except share data):

	Year ended December 29, 2007
	As Reported	Non-GAAP
		(unaudited)
Net income attributable to common stockholders:
Net income – two class method (1)	$26,075
Accretion of preferred stock	(4,837)
Income attributable to preferred stockholders	(14,339)

Net income attributable to common stockholders	$6,899

Basic net income per common share:
Weighted average common shares outstanding – two class method	16,654,586

Basic earnings per share for period during which two classes of equity securities were outstanding	$0.41

Net income for period during which single class of equity securities was outstanding (1)	$16,180	$42,255

Weighted average common shares outstanding – single class (2)	54,660,216	52,611,674

Basic net income per share for period during which single class of equity securities were outstanding	$0.30

Basic net income per common share	$0.71	$0.80

Diluted net income per common share:
Weighted average common shares outstanding – two class method	16,654,586
Diluted common share equivalent: stock options	4,078,286

	20,732,872

Diluted earnings per share for period during which two classes of equity securities were outstanding	$0.33

Net income for period during which single class of equity securities was outstanding (1)	$16,180	$42,255

Weighted average common shares outstanding – single class (2)	54,660,216	52,611,674
Diluted common share equivalent: stock options	5,168,982	4,615,833

	59,829,198	57,227,507

Diluted net income per share for period during which single class of equity securities were outstanding	$0.27

Diluted net income per common share	$0.60	$0.74

(1)	Net income for the year ended December 29, 2007 was allocated between the periods during which two classes of equity securities were outstanding and during which a single class of equity securities was outstanding based on the respective number of days. The convertible preferred stock was converted into common stock on August 13, 2007, the closing date of the Company’s initial public offering. For the year ended December 29, 2007, two classes of equity securities were outstanding for 224 days and a single class of equity securities was outstanding for 139 days, or 61.7% and 38.3% of the total days in the reporting period, respectively.
(2)	Weighted average shares outstanding used to compute basic net income per share after conversion of convertible preferred stock; one class of common shares was outstanding for the period from August 13, 2007 to December 29, 2007.

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as a percentage of revenues. The patent litigation proceeds and the royalty received from Nellcor in 2006 have significantly affected our revenues, results of operations and financial position. Accordingly, our results of operations for the year ended December 31, 2006 are difficult to compare to our results of operations for the years ended December 31, 2005 and December 29, 2007.

	Year ended December 31, 2005		Year ended December 31, 2006		Year ended December 29, 2007
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Revenue:
Product	$107,613	99.7%	$155,131	69.2%	$199,684	77.9%
Royalty and license fee	277	0.3	69,207	30.8	56,602	22.1

Total revenue	107,890	100.0	224,338	100.0	256,286	100.0
Cost of goods sold	42,717	39.6	61,640	27.5	73,606	28.7

Gross profit	65,173	60.4	162,698	72.5	182,680	71.3
Operating expenses:
Research and development	8,548	7.9	24,875	11.1	22,960	9.0
Selling, general and administrative	42,807	39.7	91,384	40.7	91,234	35.6
Patent litigation expenses (proceeds)	1,736	1.6	(262,605)	(117.1)	—	—
Purchased in-process research and development	2,800	2.6	—	—	—	—
Antitrust litigation	278	0.3	109	—	1,537	0.6

Total operating expenses	56,169	52.1	(146,237)	(65.2)	115,731	45.2

Operating income	9,004	8.4	308,935	137.7	66,949	26.1
Non-operating income (expense):
Interest income	224	0.2	6,741	3.0	2,361	0.9
Interest expense	(1,851)	(1.7)	(1,824)	(0.8)	(2,475)	(1.0)
Other	(8)	0.0	551	0.2	1,287	0.5

Total non-operating income (expense)	(1,635)	(1.5)	5,468	2.4	1,173	0.4

Income before provision for (benefit from) income taxes	7,369	6.9	314,403	140.1	68,122	26.5
Provision for (benefit from) income taxes	(26,012)	(24.1)	132,577	59.1	25,867	10.0

Net income	33,381	30.9	181,826	81.0	42,255	16.5
Preferred stock dividend	—	—	(77,785)	(34.7)	—	—
Accretion of preferred stock	(8,278)	(7.7)	(7,985)	(3.6)	(4,837)	(1.9)
Undistributed income attributable to preferred stockholders	(19,599)	(18.2)	(34,275)	(15.3)	(14,339)	(5.6)

Net income attributable to common stockholders	$5,504	5.0%	$61,781	27.4%	$23,079	9.0%

Comparison of the Year ended December 29, 2007 to the Year ended December 31, 2006

Revenue. Total revenue increased $32.0 million, or 14.2%, to $256.3 million for the year ended December 29, 2007 from $224.3 million for the year ended December 31, 2006.

Product revenues increased $44.6 million, or 28.7%, to $199.7 million in the year ended December 29, 2007, from $155.1 million for the year ended December 31, 2006. This increase was primarily due to increased product revenues resulting from an increase in our installed base of pulse oximeter circuit boards and pulse oximeters to 470,000 units at December 29, 2007 from 377,000 units at December 31, 2006. Product revenue generated by our direct and distribution sales channels increased $39.7 million, or 38.1%, to $143.7 million from $104.0 million, while revenues from our OEM channel increased $4.9 million, or 9.6%, to $56.0 million from $51.1 million. As part of the increase in our direct and distribution sales channels, we generated $6.1 million in sales from Rainbow technology products in 2007 compared to $3.7 million in 2006.

Our royalty and license fee revenue decreased $12.6 million, or 18.2%, to $56.6 million in 2007 from $69.2 million in 2006, primarily due to a decline in the 2007 royalty rate under the terms of our settlement agreement with Nellcor. We expect the royalty revenue to continue to decline through the end of the royalty agreement in March 2011.

Cost of Goods Sold. Cost of goods sold increased $12.0 million, or 19.4% to $73.6 million for the year ended December 29, 2007, from $61.6 million for the year ended December 31, 2006. Our gross margin decreased to 71.3% for the year ended December 29, 2007, from 72.5% for the year ended December 31, 2006. This decrease in gross margin was due to the expected decrease in Nellcor royalty revenue of $12.7 million, although partially offset by $2.1 million of special bonus payments in 2006. Notwithstanding the Nellcor royalty and special bonus payments, the gross margin would have increased by 1.5%. During 2007, our product gross margins increased to 63.1% from 61.6% in 2006, after adjusting for the special bonus payments. This increase was primarily due to the impact of increased sales of our Rainbow products and lower manufacturing costs resulting from the efficiencies derived from higher production levels.

Research and Development. Research and development expenses decreased $1.9 million, or 7.7%, to $23.0 million for the year ended December 29, 2007, from $24.9 million for the year ended December 31, 2006. The 2006 amount included a charge of $9.1 million in special bonus payments. Notwithstanding that charge, research and development expenses increased $7.2 million, mainly due to $5.3 million of increased payroll and payroll related costs associated with increased research and development staffing levels. Research and development staffing increased to 130 at December 29, 2007 from 98 at December 31, 2006. In addition, engineering supplies expense increased $1.3 million, due to additional project development activities. Included in these total research and development expenses are $1.9 million and $3.4 million of engineering expenses incurred by Masimo Labs for the years ended December 29, 2007 and December 31, 2006, respectively. Stock based compensation expense related to SFAS 123(R) was $670,000 and $287,000 for the years ended December 29, 2007 and December 31, 2006, respectively.

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.2 million, or 0.2%, to $91.2 million for the year ended December 29, 2007, from $91.4 million in the year ended December 31, 2006. The 2006 amount included a charge of $22.2 million in special bonus payments. Notwithstanding that charge, selling, general and administrative expenses increased $22.0 million, primarily due to increased payroll and related expenses of $11.9 million, increased marketing and related expenses of $6.9 million, increased professional fees of $1.4 million and $1.8 million of other expense. The primary reason for the increased payroll and related expenses was an increase in selling, general and administrative staffing to 360 at December 29, 2007 from 292 at December 31, 2006. Increased marketing and related expenses resulted from additional trade show expense of $1.4 million, higher promotional and sample materials of $1.4 million, increased customer training activities of $1.3 million and increased group purchasing organization fees of $1.2 million. Increased professional fees related to increased litigation costs, tax planning and audit work, as well as consulting to document compliance with the Sarbanes-Oxley Act. Included in these total selling, general and administrative expenses are $530,000 and $147,000 of activities performed by Masimo Labs for the years ended December 29, 2007 and December 31, 2006, respectively. Stock based compensation expense related to SFAS 123(R) was $2.5 million and $794,000 for the years ended December 29, 2007 and December 31, 2006, respectively.

Non-operating income. Non-operating income was $1.2 million for the year ended December 29, 2007, compared to $5.5 million for the year ended December 31, 2006. This change was primarily due to the decrease in interest income of $4.4 million resulting from lower overall 2007 cash levels as compared to 2006. Average cash levels throughout 2006 were higher than 2007 due to the investment of patent litigation settlement proceeds and prepaid royalties received in January 2006. In addition, other income was $1.3 million for the year ended December 29, 2007, resulting primarily from foreign currency transaction gains relating to the impact of the strength in the Euro and British Pound as compared to the US dollar for most of 2007.

Provision for Income Taxes. Our provision for income taxes was $25.9 million for the year ended December 29, 2007, compared to $132.6 million for the year ended December 31, 2006. This decline in provision for income taxes was due primarily to the decline in our 2007 taxable income as a result of the one-time gain from our patent litigation settlement in 2006. Our effective tax rate declined to 38.0% in 2007 from 42.2% in 2006. This decline in rate was due to the non-deductibility of dividends classified as compensation expense in 2006, which we did not incur in 2007, a reduction of foreign losses not benefited in the US and a reduction in state tax obligations.

Comparison of the Year ended December 31, 2006 to the Year ended December 31, 2005

Revenue. Total revenue increased $116.4 million, or 107.9%, to $224.3 million for the year ended December 31, 2006 from $107.9 million for the year ended December 31, 2005. A significant portion of the increase in revenue was due to fiscal 2006 royalties of $68.8 million related to the Nellcor settlement agreement.

Product revenues increased $47.5 million, or 44.2%, to $155.1 million in the year ended December 31, 2006, from $107.6 million for the year ended December 31, 2005. This increase was primarily due to increased product revenues as a result of an increase in our installed base of pulse oximeter circuit boards and pulse oximeters to 377,000 units at December 31, 2006 from 292,000 units at December 31, 2005. Product revenue generated by our direct and distribution sales channels increased $34.9 million, or 50.5% to $104.0 million from $69.1 million, while revenues from our OEM channel increased $12.6 million, or 32.7%, to $51.1 million from $38.5 million. As part of the increase in our direct and distribution sales channels, we generated $3.7 million in sales from Rainbow technology products in 2006 compared to $700,000 in 2005.

Our royalty and license fee revenue increased $68.9 million, to $69.2 million in 2006 from $277,000 in 2005, primarily due to royalties received from Nellcor under the terms of our settlement agreement.

Cost of Goods Sold. Cost of goods sold increased $18.9 million, or 44.3%, to $61.6 million for the year ended December 31, 2006, from $42.7 million for the year ended December 31, 2005. Our gross margin increased to 72.5% for the year ended December 31, 2006, from 60.4% for the year ended December 31, 2005. This increase in gross margin was due to the Nellcor royalty revenue of $68.8 million, which was partially offset by $2.1 million of special bonus payments and $249,000 of stock-based compensation expense. Our 2006 product margins increased to 61.6% from 60.3% in 2005 due to a higher percentage of revenue from our sensor products combined with higher realized circuit board margins and the favorable margin impact of increased Rainbow product revenues.

Research and Development. Research and development expenses increased $16.4 million, or 191.0%, to $24.9 million for the year ended December 31, 2006, from $8.5 million for the year ended December 31, 2005. The $24.9 million included a charge of $9.4 million in stock-based compensation associated with the dividend and special bonus payments. Notwithstanding that charge, research and development expenses increased $5.3 million due to increased payroll and payroll related costs associated with increased research and development staffing levels. Research and development staffing increased to 98 at December 31, 2006 from 65 at December 31, 2005. Included in these total research and development expenses are $3.4 million and $2.6 million of engineering expenses incurred by Masimo Labs for the years ended December 31, 2006 and 2005, respectively. Stock based compensation expense related to SFAS 123(R) was $287,000 for the year ended December 31, 2006. Since we followed APB 25 during the year ended December 31, 2005, the stock based compensation expense related to SFAS 123(R) was $0.

Selling, General and Administrative. Selling, general and administrative expenses increased $48.6 million, or 113.5%, to $91.4 million for the year ended December 31, 2006, from $42.8 million in the year ended December 31, 2005. The $48.6 million increase included a charge of $23.3 million in stock-based compensation associated with the dividend and special bonus payments. Notwithstanding that charge, selling, general and administrative expenses increased $12.3 million due to increased selling, general and administrative staffing. Selling, general and administrative staffing increased to 292 at December 31, 2006 from 201 at December 31, 2005. Additional increased spending was attributable to $3.4 million in travel and entertainment expenses and $1.5 million in employee recruiting and training activities. Included in these total selling, general and administrative expenses are $147,000 and $147,000 of activities performed by Masimo Labs for the years ended December 31, 2006 and 2005, respectively. Stock based compensation expense related to SFAS 123(R) was $794,000 for the year ended December 31, 2006. Since we followed APB 25 during the year ended December 31, 2005, the stock based compensation expense related to SFAS 123(R) was $0.

Patent Litigation Expenses (Proceeds). Patent litigation proceeds from our patent infringement lawsuit against Nellcor was $262.6 million for the year ended December 31, 2006, as compared to $1.7 million of expense for the year ended December 31, 2005. This change was due to the one-time patent litigation settlement in January 2006, and related proceeds of $263.0 million less current and related legal fees.

Purchased In-Process Research and Development. We did not incur any charges related to purchased in-process research and development in 2006. As a result of our December 2005 acquisition of Andromed, Inc., we incurred purchased in-process research and development expenses of $2.8 million in 2005.

Non-operating income (expense). Non-operating income was $5.5 million for the year ended December 31, 2006, compared to $1.6 million of expense for the year ended December 31, 2005. This change was primarily due to the increase in interest income of $6.5 million from the investment of the patent litigation settlement proceeds and prepaid royalties received and invested during the year ended December 31, 2006.

Provision for (Benefit from) Income Taxes. Our provision for income taxes was $132.6 million for the year ended December 31, 2006, compared to a net benefit from income taxes of $26.0 million for the year ended December 31, 2005. This increase in provision was primarily due to an increase in our taxable income which resulted from both the income from the patent settlement and improved operating results during the year ended December 31, 2006. In addition, the net benefit from income taxes of $26.0 million for the year ended December 31, 2005 was primarily due to the reversal of all federal and state deferred tax valuation allowances.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the sale of equity securities. Through December 29, 2007, we raised $81.7 million through seven preferred stock private equity financings, approximately $47.8 million from our August 2007 initial public offering and $16.9 million from the exercise of stock options for a total of $146.4 million. As of December 29, 2007, we had cash and cash equivalents of $96.7 million.

Under the terms of our patent litigation settlement with Nellcor, Nellcor paid us $263.0 million for damages incurred through January 2006 and made an advance royalty payment to us of $67.5 million related to sales of Nellcor’s products for the remainder of 2006. In total, we have received $330.5 million in cash from Nellcor through December 2006. In March 2006 and February 2007, we declared dividends in the aggregate amount of approximately $208.9 million to holders of our common and preferred stock. In addition, in March 2006 and March 2007, we made special bonus payments in the aggregate amount of approximately $11.7 million to our employees and directors who held vested stock options as of March 1, 2006. The majority of these cash dividends and special bonus payments were made from the after-tax proceeds that we received from our settlement with Nellcor and interest earned thereon. In the future, we do not intend to distribute any royalties received from Nellcor under the settlement agreement to our stockholders or our option holders. For further details on the litigation settlement, see “Business—Nellcor Patent Litigation Settlement.”

In the 2005, we wrote off $2.8 million in purchased in-process research and development expense related to the acquisition of Andromed. This represents the value of products in the development stage that were not considered to have reached technological feasibility or to have an alternative future use. For further details on the Andromed acquisition, see note 3 to the consolidated financial statements.

Cash Flows from Operating Activities. Cash provided by operating activities was $28.8 million in 2007. This consists primarily our net income of $42.3 million, resulting from overall growth and profitability of our business. In addition, depreciation and amortization increased to $5.3 million in 2007 due to the purchase of additional fixed assets and deferred revenue increased $2.8 million in 2007 due to continued growth of our business. These increases to cash flow from operating activities were offset by an increase in royalties receivable of $12.6 million, related to the timing of Nellcor royalty payments which had been prepaid in 2006, but beginning in 2007 are paid 60 days after the end of each quarter. Additional offsets included a $7.0 million increase in inventory pursuant to our policy of having sufficient inventory to meet customer demand, a $4.3 million increase in deferred cost of goods consistent with the increase in equipment placed at hospitals under long-term sensor purchase agreements, and a $4.2 million increase in accounts receivable due to business growth which was offset by improved timing of cash receipts.

In 2006, cash provided by operating activities was $193.8 million. This consisted primarily of our net income of $181.8 million, an increase in deferred revenue of $6.7 million resulting from growth of the business, an increase in the provision for deferred income taxes of $6.4 million, an increase in accrued compensation of $5.0 million, including a $2.0 million accrual for the special bonus, and depreciation and amortization of $3.7 million. These increases to cash provided by operating activities were offset by an increase in accounts receivable of $8.0 million due to increased revenue and timing of cash receipts and an increase in deferred cost of goods sold of $6.1 million due to the increase in equipment placed at hospitals under long-term sensor purchase agreements.

Cash Flows from Investing Activities. Cash used in investing activities for 2007 was $7.2 million primarily consisting of $5.3 million in purchases of property and equipment and $1.6 for the increase in intangible assets relating primarily to capitalized legal expenses associated with patent related activities. The property and equipment purchases included manufacturing equipment of $1.7 million and computer hardware and software of $1.6 million, both in order to support the growth of the business.

Cash used in investing activities in 2006 was $8.3 million primarily consisting of $5.9 million of property and equipment purchases and $1.3 million related to the Andromed acquisition. The property and equipment purchases included manufacturing equipment of $2.1 million, computer hardware and software of $1.2 million, and leasehold improvements of $800,000 all in order to support the growth of the business.

Cash Flows from Financing Activities. Cash provided by financing activities in 2007 was $20.8 million. This primarily consists of net proceeds from the initial public offering of $47.8 million and $20.1 million in proceeds from long-term debt borrowings resulting from financing equipment placed at hospitals under long term sensor purchase agreements. These sources of funds were partially offset by $37.4 million of dividends paid and debt repayments throughout 2007 of $10.2 million.

Cash used in financing activities in 2006 was $144.0 million. This primarily consists of dividends paid of $149.7 million offset by $14.4 million of proceeds from the issuance of common stock from stock option exercises and repayments of long-term debt of $8.2 million.

Future Liquidity Needs. In the future, in addition to funding our working capital requirements, we anticipate our primary use of cash to be the equipment that we provide to hospitals under our long-term sensor purchase agreements. We anticipate additional capital purchases related to expanding our worldwide manufacturing capability as well as additional investments in productivity enhancing tools, including a new customer relationship management system. Our focus on international expansion will also require additional investments in facilities and infrastructure in the Americas, Europe and Asia. The amount and timing of our actual investing activities will vary significantly depending on numerous factors, such as the progress of our product development efforts, our timetable for international manufacturing and sales and marketing expansion and both domestic and international regulatory requirements. Despite these capital investment requirements, we anticipate that our existing cash and cash equivalents will be sufficient to meet our working capital requirements, capital expenditures, and operations for at least the next 12 months.

Current Financing Arrangements. As of December 29, 2007, we had various arrangements that allow for the financing of the equipment placed with hospitals in connection with the related long-term sensor purchase agreements. During the years ended December 29, 2007 and December 31, 2006, we borrowed a total of $20.1 million and $0, respectively, under these facilities. As of December 29, 2007 and December 31, 2006, we had outstanding under these financing agreements $30.8 million and $20.5 million, respectively. As of December 29, 2007, principal and interest payments under these financing agreements were $1.2 million per month based on an average interest rate of 7.7%, and the outstanding debt was collateralized by $3.4 million of equipment, net of amortization. These financing agreements expired on December 31, 2007 and have not been renewed.

Contractual Obligations. The following table summarizes our outstanding contractual obligations as of December 29, 2007, and the effect those obligations are expected to have on our cash liquidity and cash flow in future periods:

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in thousands)
Long-Term Debt(1)	$13,422	$18,334	$2,630	$—	$34,386
Operating Leases(2)	3,084	3,352	1,034	813	8,283
Purchase Commitments(3)	21,730	—	—	—	21,730
Capital Leases (including interest)(4)	76	141	88	—	305
Interpretation 48 Obligations including interest and penalties(5)	197	2,085	991	67	3,340

Total Contractual Obligations	$38,509	$23,912	$4,743	$880	$68,044

(1)	Principal and interest payments owed on our equipment financing arrangements.
(2)	Facility, equipment and automobile leases.
(3)	Certain inventory items under non cancellable purchase orders to secure better pricing and ensure we will have materials on hand.
(4)	Leased office equipment.
(5)

FIN 48 obligations shown in the table above represent uncertain tax positions related to temporary differences. The years for which the temporary differences related to the uncertain tax positions will reverse have been estimated in scheduling the obligations within the table. In addition to the Interpretation 48 obligations in the table above, approximately $3.2 million of unrecognized tax benefits have been recorded as liabilities in accordance with Interpretation 48, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for potential interest of $211,000.

In addition to these contractual obligations, we have the following annual minimum royalty commitments to Masimo Labs, as of December 29, 2007:

	Payments Due By Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Minimum royalty commitment to Masimo Labs	$3,500	$9,000	$10,000	(1)

(1)	Subsequent to 2012, the royalty agreement requires a $5.0 million minimum annual royalty payment unless the agreement is amended, restated or terminated.

Pursuant to Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51,” or FIN 46(R), Masimo Labs is consolidated within our financial statements for all periods presented. Accordingly, all inter-company royalties, option and license fees and other charges between us and Masimo Labs have been eliminated in the consolidation. Also in accordance with FIN 46(R), all direct engineering expenses that have been incurred by us and charged to Masimo Labs have not been eliminated and are included as research and development expense in our consolidated statements of operations. For additional discussion of Masimo Labs, see Note 4 to the Notes to Consolidated Financial Statements.

For the foreseeable future, we anticipate that we will continue to be required by FIN 46(R) to consolidate Masimo Labs; however, in the event that Masimo Labs secures additional external financing and/or expands its customer base or is no longer financially dependent upon us and we are no longer the primary beneficiary of Masimo Labs activities, we may be able to discontinue consolidating Masimo Labs.

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

Critical Accounting Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses for each reporting period. Management regularly evaluates its estimates and assumptions. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, and form the basis for making management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Inventory/Reserves for Excess or Obsolete Inventory

Inventories are stated at the lower of cost or market. Cost is determined using a standard cost method, which approximates FIFO (first-in, first-out). Inventory valuation allowances are recorded for materials that have become obsolete or are no longer used in current production and for inventory that has a market value less than the carrying value in inventory. We generally purchase raw materials in quantities that we anticipate will be fully used within one year. However, changes in operating strategy and customer demand, and frequent unpredictable fluctuations in market values for such materials can limit our ability to effectively utilize all of the raw materials purchased and sold through resulting finished goods to customers for a profit. We regularly monitor potential inventory excess, obsolescence and lower market values compared to standard costs and, when necessary, reduce the carrying amount of our inventory to its market value. Specific reserves are maintained to reduce the carrying value of inventory items on hand that we know may not be used in finished goods. A general inventory reserve is also maintained based on our experience for future limitations on our ability to utilize the inventory on hand. Our inventory reserves were $4.1 million and $2.9 million at December 29, 2007 and December 31, 2006, respectively. If our estimates for potential inventory losses are low, our earnings will be affected.

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is used to state trade receivables at a net estimated realizable value. We rely on prior experience to estimate the amount that we expect to collect on the gross receivables outstanding, which cannot be known with exact certainty as of the time of issuance of this report. We maintain a specific allowance for customer accounts that we know may not be collectible due to customer liquidity issues. We also maintain a general allowance for future collection losses that arise from customer accounts that do not indicate an inability, but may be unable, to pay. Our accounts receivable balance, including those from related parties was $27.0 million and $22.4 million, net of allowances for doubtful accounts of $1.4 million and $1.6 million at December 29, 2007 and December 31, 2006, respectively. The allowance for doubtful accounts declined due to an improvement in the rate of collection on older invoices in 2007 as compared to 2006.

Stock-Based Compensation

We have historically issued stock options to reward our employees and directors. Prior to December 31, 2005, we accounted for these option grants under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and applied the disclosure provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148,

“Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of Financial Accounting Standards Board, or FASB, Statement No. 123.” This accounting treatment resulted in a pro forma stock option expense that was estimated and reported in the footnotes to our consolidated financial statements for those years.

For option grants made on or prior to December 31, 2005, we recorded stock-based compensation, typically associated with options granted to non-employees or directors based upon the difference, if any, between the estimated fair value of common stock underlying the options on the date of grant and the option exercise price. The fair value of the common stock for options granted prior to December 31, 2004 was originally estimated solely by our board of directors, with input from management. We believe the members of our board of directors have extensive experience in the medical device market and many of our directors are accredited venture capital investors. For grants made prior to December 31, 2004, we did not obtain contemporaneous valuations by an unrelated valuation specialist. Since there was no public market for our shares, our board of directors exercised judgment in determining the estimated fair value of our common stock on the date of grant based on several objective and subjective factors, including our operating and financial performance, corporate milestones, product development and market acceptance, the superior rights and preferences of our convertible preferred stock and the risk and non-liquid nature of our common stock. For grants made after December 31, 2004 and prior to our initial public offering, our board of directors also relied on valuations performed by an unrelated valuation specialist.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share Based Payment” using the prospective method, which requires us to expense the estimated fair value of employee stock options and similar awards based on the fair value of the award on the date of grant. In March 2005, the SEC issued Staff Accounting Bulletin 107, or SAB 107, relating to SFAS No. 123(R). We have applied the provisions of SAB 107 in the adoption of SFAS No. 123(R) for 2006 and 2007. In December 2007, the SEC issued Staff Accounting Bulletin 110, or SAB 110, relating to SFAS No. 123(R). Beginning in January 2008, we applied the provisions of SAB 110.

Effective January 1, 2006, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

	Year ended December 31, 2006	Year ended December 29, 2007
Risk-free interest rate	4.4% to 4.9%	3.4% to 4.8%
Expected term	6.5 years	6.5 years
Estimated volatility	44.8% to 48.6%	36.7% to 41.6%
Expected dividends	0%	0%

The Black-Scholes option pricing model requires the use of certain assumptions, including fair value, expected term, expected volatility, expected dividends, risk-free interest rate, and expected pre-vesting forfeiture rate to calculate the fair value of stock-based payment awards.

The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected life of our stock options. The estimated pre-vesting forfeiture rate is based on our historical experience and the composition of option plan participants, among other factors, and reduces the compensation expense recognized. If the actual forfeitures differ from the estimates, adjustments to compensation expense may be required in future periods.

We do not have sufficient information available which is indicative of future exercise and post-vesting behavior to estimate the expected term. As a result, we adopted the simplified method of estimating the expected term of a stock option, as permitted by SAB 107. Under this method, the expected term is presumed to be the mid-point between the vesting date and the contractual end of the term. The use of the simplified method requires our option plan to be consistent with a “plain vanilla” plan. The simplified method will continue to be applied to options granted after December 31, 2007, under SAB 110, until such time as sufficient information is available for us to estimate the expected term.

As a non-public entity as of December 31, 2006, historic volatility was not available for our shares. As a result, we estimated volatility based on a peer group of companies, which collectively provides a reasonable basis for estimating volatility. We intend to continue to use a group of publicly traded peer companies to determine volatility in the future until sufficient historical volatility of our share price becomes available or the selected companies are no longer suitable for this purpose.

We do not expect to declare dividends in the future. As part of a one-time patent settlement, our board of directors declared a dividend in March 2006 and declared two dividends in December 2006. These dividends were declared only due to the receipt of settlement proceeds in connection with patent infringement litigation with Nellcor. Absent this settlement and the corresponding receipt of settlement proceeds, we would not have declared and paid any of these dividends.

Stock-based compensation expense related to the adoption of SFAS 123(R) amounted to $1.3 million for 2006 and $3.5 million for the year ended December 29, 2007. We expect stock-based compensation expense to increase significantly in future years as we intend to continue to grant stock options to both new and existing employees and directors consistent with our stock option policy. The fair market value of our common stock may also increase the cost of future stock option grants in the future. To the extent that the fair market value of our common stock increases, the overall cost of granting these options will also increase. For further details regarding our stock based compensation see note 12 of our consolidated financial statements.

Accounting for Income Taxes

As part of the process of preparing our combined consolidated financial statements, we are required to determine our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expenses together with assessing temporary differences resulting from recognition of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect this increase as an expense within the tax provision in the statement of operations.

Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We continue to monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly. During the fourth quarter of 2005, we determined that a full valuation allowance against our net U.S. deferred tax assets was not necessary due to the Nellcor patent litigation settlement. In making this determination, we considered all available positive and negative evidence, including projected future taxable income, tax planning strategies and recent financial performance. In December 2005, we recorded a reversal of certain federal and state deferred tax valuation allowances consisting primarily of net operating losses and deferred revenue. This resulted in a non-recurring tax benefit of $31.2 million. At December 29, 2007, we have $10.2 million of net operating loss carryforwards from our foreign jurisdictions which will begin to expire in 2011 and $ 9.0 million of net operating losses from various states, which begin to expire in 2012. We believe that it is more likely than not the deferred tax assets related to foreign and state net operating losses and foreign investment credits will not be realized. A valuation allowance has been provided on such loss carryforwards.

Under FIN 46(R), our consolidated income tax provision or benefit and the net deferred tax assets include Masimo Labs’ income taxes provision or benefit and deferred tax assets. For income tax purposes, Masimo Labs is not a member of our consolidated group and files its separate federal and California income tax returns.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” or FIN 48, which became effective on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of FIN 48 resulted in a reduction of our beginning retained earnings as of January 1, 2007, of $618,000. As of January 1, 2007 and December 29, 2007, the balance of gross unrecognized tax benefits was $3.6 million and $3.3 million, respectively.

The amount of unrecognized benefits which, if ultimately recognized, could favorably effect the tax rate in a future period was $599,000 and $2.2 million as of January 1, 2007 and December 29, 2007, respectively. Both amounts are net of any federal and/or state benefits. The remaining balance relates to timing differences, of which the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility. It is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months by $197,000 primarily related to certain timing differences.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 29, 2007 we had accrued $211,000 for the payment of interest (net of tax benefits).

We conduct business in multiple jurisdictions, and as a result, one or more of our subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. Due to the utilization of net operating loss carryforwards, all years since 1994 are open for examination by major taxing authorities.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment to FASB Statement No. 115.” SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value at specified election dates. An entity shall report unrealized gains and losses on items, for which the fair value option has been elected, in earnings. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. SFAS 159 is effective for fiscal years ending after November 15, 2007. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), or SFAS No. 141(R), “Business Combinations”. This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS 141. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, or SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks that may arise from adverse changes in market rates and prices, such as interest rates, foreign exchange fluctuations and inflation. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuation to interest expense is limited to our outstanding term loans and financing arrangements, which have fixed interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at December 29, 2007. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.

Foreign Currency Exchange Rate Risk

A majority of our assets and liabilities are maintained in the United States in U.S. dollars and our sales and expenditures are transacted in U.S. dollars. However, the expenses and capital spending of our foreign entities are transacted in the respective country’s local currency and, as a result, are subject to foreign exchange rate risk. In particular, we are exposed to foreign currency risk related to our international operations, including foreign denominated intercompany receivables and payables. Our foreign currency transactions are translated into U.S. dollars at prevailing rates and gains or losses resulting from foreign currency transactions are included in current period income or loss as incurred. Our foreign entities’ balance sheets are translated in U.S. dollars at the month end spot rates and the statements of income and cash flows using the average exchange rate for the periods and any foreign exchange gain or loss is included in equity as a component of accumulated other comprehensive income (loss). We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in foreign currency exchange rates should not have a material effect on our future operating results or cash flows; however, as our foreign operations continue to grow, our exposure to foreign currency risk may become more significant.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the periods presented, and we do not anticipate that it will have a material adverse effect in the future.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1) and 15(a)(2), respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Form 10-K does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of our public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors—Information Regarding the Board of Directors and Corporate Governance” in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2008, or 2008 Proxy Statement.

Information regarding our executive officers is set forth in Item 1— “Business” of this Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information in the 2008 Proxy Statement under the heading “Compensation of Executive Officers.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information in the 2008 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information in the 2008 Proxy Statement under the headings “Transactions with Related Persons” and “Election of Directors—Information Regarding the Board of Directors and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information in the 2008 Proxy Statement under the heading “Ratification of Selection of Independent Auditors—Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The Consolidated Financial Statements of Masimo Corporation and Report of Grant Thornton LLP, Independent Registered Public Accounting Firm, are included in a separate section of this Form 10-K beginning on page F-1.

(a)(2) Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits

Exhibit Number	Description of Document
2.1(1)†	Asset Purchase Agreement, dated December 21, 2005, between the Registrant, Masimo Canada ULC and Andromed Inc. (Exhibit 2.1)

2.1(a)(1)	List briefly identifying the contents of schedules omitted from Exhibit 2.1 (Exhibit 2.1(a))

3.1(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3(1)	Amended and Restated Bylaws (Exhibit 3.4)

4.1(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999 between the Registrant and certain of its stockholders (Exhibit 4.2)

4.3(2)	Rights Agreement, dated November 9, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)

10.1(1)#	Form of Indemnity Agreement between the Registrant and its officers and directors (Exhibit 10.1)

10.2(1)#	Employment Agreement, dated July 19, 2007, between Joe E. Kiani and the Registrant (Exhibit 10.2)

10.3#++	Purchasing Agreement, effective as of February 1, 2008, between HealthTrust Purchasing Group, L.P. and the Registrant

10.4(1)#	Offer Letter, dated March 31, 1995, between Ammar Al-Ali and the Registrant (Exhibit 10.4)

10.5(1)#	Offer Letter, dated May 29, 2002, between Chris Kilpatrick and the Registrant (Exhibit 10.6)

10.6(1)#	Offer Letter, dated February 15, 1996, between Yongsam Lee and the Registrant (Exhibit 10.7)

10.7(1)#	Offer Letter, dated March 30, 2007, between Anand Sampath and the Registrant (Exhibit 10.8)

10.8(1)#	Offer Letter, dated June 9, 2006, between Mark P. de Raad and the Registrant (Exhibit 10.9)

10.9(1)	Manufacturing and Purchase Agreement, dated August 19, 2005, between Dowa Mining Co., Ltd. and the Registrant (Exhibit 10.10)

10.10(1)+	Shelter Labor Services Agreement, dated December 27, 2000, between Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant (Exhibit 10.11)

10.11(1)+	Lease Agreement, effective as of February 1, 2001, between Industrias Asociadas Maquiladoras, S.A. de C.V., Industrial Vallera de Mexicali, S.A. de C.V., and the Registrant, as guarantor, as amended (Exhibit 10.12)

10.12(1)+	Lease Agreement, dated April 14, 2003, between Industrias Asociadas Maquiladoras, S.A. de C.V., Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant, as amended (Exhibit 10.13)

10.13(1)+	Lease Agreement, dated December 26, 2006, between Industrias Asociadas Maquiladoras, S.A. de C.V., Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant (Exhibit 10.14)

10.14(1)+	Purchase Agreement, dated July 26, 2001, between Jabil Circuit, Inc. and the Registrant (Exhibit 10.15)

10.15(1)	Contribution and Assignment Agreement, dated January 1, 2005, between Masimo Americas, Inc. and the Registrant (Exhibit 10.16)

10.16(1)	ADSP-2136X Sharc ROM Agreement, dated July 19, 2004, between Analog Devices Inc. and the Registrant (Exhibit 10.36)

10.17(1)	Sales and Distribution Agreement, dated January 1, 2005, between Masimo Americas, Inc. and the Registrant (Exhibit 10.17)

10.18(1)	Occupancy Agreement, dated January 1, 2005, between Masimo Americas, Inc. and the Registrant (Exhibit 10.18)

10.19(1)	Management Services Agreement, dated January 1, 2005, between Masimo Americas, Inc. and the Registrant (Exhibit 10.19)

10.20(1)+	Sublease Agreement, dated January 31, 2004, between Multilayer Technology, Inc. and the Registrant (Exhibit 10.20)

10.21(1)+	Standard Industrial/Commercial Multi-Tenant Lease-Net, dated February 8, 2006, between The Northwestern Mutual Life Insurance Company and the Registrant (Exhibit 10.21)

10.22(1)+	Pulse Oximetry & Related Products Capital Equipment Supplier Agreement, dated December 16, 2005, between Novation, LLC and the Registrant, as amended (Exhibit 10.22)

10.23(1)+	Group Purchasing Agreement—Capital Equipment, effective as of March 1, 2006, between Premier Purchasing Partners, L.P. and the Registrant, as amended (Exhibit 10.23)

10.24(1)+	Supply Agreement, dated February 22, 2002, between Wintek Electro-Optics Corporation and the Registrant (Exhibit 10.24)

10.25(1)+	Form of Equipment Purchase and Assignment of Proceeds, between the Registrant and Med One Capital Funding LLC (Exhibit 10.25)

10.26(1)	Intercompany Agreement, dated January 1, 2006, by and between the Registrant and SPO2.com (Exhibit 10.26)

10.27(1)	Intercompany Agreement, dated January 1, 2006, by and between the Registrant and Masimo Japan Corporation (Exhibit 10.27)

10.28(1)	Intercompany Agreement, dated January 1, 2006, by and between the Registrant and Masimo Canada ULC (Exhibit 10.28)

10.29(1)	Intercompany Agreement, dated January 1, 2006, by and between the Registrant and Masimo Europe Limited (Exhibit 10.29)

10.30(1)	Settlement Agreement and Release of Claims, dated January 17, 2006, between Masimo Laboratories, Inc., Nellcor Puritan Bennett, Inc., Mallinckrodt, Inc., Tyco Healthcare Group LP, Tyco International Ltd., Tyco International (US) Inc. and the Registrant (Exhibit 10.30)

10.31(1)#	Third Amended and Restated 1996 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan of the Registrant, as amended, and forms of agreements related thereto (Exhibit 10.31)

10.32(1)#	2004 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan of the Registrant, as amended, and forms of agreements related thereto (Exhibit 10.32)

10.33(1)#	2007 Stock Incentive Plan of the Registrant, and forms of agreements related thereto (Exhibit 10.33)

10.34+	Amended and Restated Cross-Licensing Agreement, effective January 1, 2007, between Masimo Laboratories, Inc. and the Registrant

10.35(1)	Services Agreement, effective January 1, 2007, between Masimo Laboratories, Inc. and the Registrant (Exhibit 10.35)

10.37(1)#	2006 Bonus Award Plan, effective January 1, 2006 (Exhibit 10.37)

10.38(1)#	Form of Promissory Note entered into between the Registrant and certain of its officers and directors (Exhibit 10.38)

10.39(1)#	Form of Stock Pledge Agreement entered into between the Registrant and certain of its officers and directors (Exhibit 10.39)

10.40(1)#	Executive Annual Cash Bonus Award Plan, effective January 1, 2007 (Exhibit 10.40)

10.41(1)#	Executive Multi-Year Cash Bonus Award Plan, effective January 1, 2008 (Exhibit 10.41)

10.42(1)#	CEO and Executive Officer Equity Award Compensation Policy, effective May 24, 2007 (Exhibit 10.43)

10.43(1)#	2007 Severance Protection Plan, effective July 19, 2007 (Exhibit 10.42)

10.44(3)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between Masimo Corporation and Mark P. de Raad (Exhibit 10.2)

10.45(3)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between Masimo Corporation and Yongsam Lee (Exhibit 10.3)

16.1(1)	Letter from PricewaterhouseCoopers LLP (Exhibit 16.1)

21.1	List of Registrant’s subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Joe E. Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joe E. Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (No. 333-142171), originally filed on April 17, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1, as amended.
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K, filed on November 9, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(3)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K, filed on January 17, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
#	Indicates management contract or compensatory plan.
+	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
++	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
†	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement have been omitted. A list identifying the contents of the omitted schedules is included as Exhibit 2.1(a). The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2008	By:	/S/ JOE E. KIANI
Joe E. Kiani
Chairman of the Board & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/S/ JOE E. KIANI	Chairman of the Board & Chief Executive Officer	March 4, 2008
Joe E. Kiani	(Principal Executive Officer)

/S/ MARK P. DE RAAD	Executive Vice President & Chief Financial Officer	March 4, 2008
Mark P. de Raad	(Principal Financial and Accounting Officer)

/S/ STEVEN BARKER, M.D., PH.D.	Director	March 4, 2008
Steven Barker, M.D., Ph.D.

/S/ EDWARD L. CAHILL	Director	March 4, 2008
Edward L. Cahill

/S/ ROBERT COLEMAN, PH.D.	Director	March 4, 2008
Robert Coleman, Ph.D.

/S/ SANFORD FITCH	Director	March 4, 2008
Sanford Fitch

/S/ JACK LASERSOHN	Director	March 4, 2008
Jack Lasersohn

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MASIMO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Masimo Corporation

We have audited the accompanying consolidated balance sheets of Masimo Corporation as of December 31, 2006 and December 29, 2007, and the related consolidated statements of income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 29, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Masimo Corporation as of December 31, 2006 and December 29, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 12, effective January 1, 2006, the Company changed its method of accounting for stock-based employee compensation as a result of adopting SFAS No. 123(R), Share Based Payment.

As discussed in Notes 2 and 15, effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of Statement No. 109.

/s/ GRANT THORNTON LLP

Irvine, California

February 29, 2008

MASIMO CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2006	December 29, 2007
ASSETS
Current assets
Cash and cash equivalents	$55,382	$96,733
Accounts receivable, net of allowance for doubtful accounts of $1,625 and $1,370 at December 31, 2006 and December 29, 2007, respectively	19,390	23,917
Royalties receivable	1,289	13,866
Accounts receivable from related parties	2,960	3,053
Inventories	17,135	23,110
Prepaid expenses	2,021	3,837
Prepaid income taxes	—	3,247
Deferred tax assets	18,116	14,334
Other current assets	1,022	1,543

Total current assets	117,315	183,640
Deferred cost of goods sold	21,899	26,249
Property and equipment, net	10,290	11,164
Deferred tax assets	3,163	5,332
Restricted cash	507	513
Intangible assets, net	4,592	5,589
Goodwill	448	448
Other assets	859	2,576

Total assets	$159,073	$235,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,541	$14,057
Accounts payable to related parties	601	583
Accrued compensation	12,207	12,409
Accrued liabilities	4,655	6,211
Dividends payable	37,533	183
Income taxes payable	1,245	—
Deferred revenue	13,880	16,827
Current portion of long-term debt	7,160	11,470
Current portion of long-term debt to related parties	316	7
Current portion of capital lease obligation	52	62

Total current liabilities	87,190	61,809
Deferred revenue	490	366
Long-term debt, less current portion	13,325	19,294
Capital lease obligation, less current portion	189	208
Other liabilities	918	3,768

Total liabilities	102,112	85,445

Commitments and contingencies

Stockholders’ equity
Convertible preferred stock, Series A through G; $0.001 par value, 12,500,000 and 0 shares authorized at December 31, 2006 and December 29, 2007, respectively, 11,537,501 and 0 shares issued and outstanding at December 31, 2006 and December 29, 2007, respectively	88,328	—
Preferred stock, $0.001 par value; 0 and 5,000,000 shares authorized at December 31, 2006 and December 29, 2007, respectively; 0 shares issued and outstanding at December 31, 2006 and December 29, 2007	—	—
Common stock, $0.001 par value, 23,500,000 and 100,000,000 shares authorized at December 31, 2006 and December 29, 2007, respectively, 16,565,532 and 54,692,232 shares issued and outstanding at December 31, 2006 and December 29, 2007, respectively	17	55
Treasury stock, 114,600 and 156,240 shares at December 31, 2006 and December 29, 2007, respectively	(628)	(1,209)
Additional paid-in capital	—	143,297
Accumulated other comprehensive loss	(317)	(1,034)
Retained earnings (deficit)	(30,439)	8,957

Total stockholders’ equity	56,961	150,066

Total liabilities and stockholders’ equity	$159,073	$235,511

The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share information)

	Year ended December 31, 2005	Year ended December 31, 2006	Year ended December 29, 2007
Revenue:
Product(1)	$107,613	$155,131	$199,684
Royalty and license fee(2)	277	69,207	56,602

Total revenue	107,890	224,338	256,286
Cost of goods sold	42,717	61,640	73,606

Gross profit	65,173	162,698	182,680
Operating expenses:
Research and development	8,548	24,875	22,960
Selling, general and administrative	42,807	91,384	91,234
Patent litigation expenses (proceeds)	1,736	(262,605)	—
Purchased in-process research and development	2,800	—	—
Antitrust litigation	278	109	1,537

Total operating expenses	56,169	(146,237)	115,731

Operating income	9,004	308,935	66,949
Non-operating income (expense):
Interest income	224	6,741	2,361
Interest expense	(1,851)	(1,824)	(2,475)
Other	(8)	551	1,287

Total non-operating income (expense)	(1,635)	5,468	1,173

Income before provision for (benefit from) income taxes	7,369	314,403	68,122
Provision for (benefit from) income taxes	(26,012)	132,577	25,867

Net income	33,381	181,826	42,255
Preferred stock dividend	—	(77,785)	—
Accretion of preferred stock	(8,278)	(7,985)	(4,837)
Undistributed income attributable to preferred stockholders	(19,599)	(34,275)	(14,339)

Net income attributable to common stockholders	$5,504	$61,781	$23,079

Net income per common share:
Basic	$0.57	$3.79	$0.71

Diluted	$0.42	$3.04	$0.60

Weighted-average number of common shares:
Basic – Two class method	9,717,882	16,319,898	16,654,586
Diluted – Two class method	13,102,611	20,302,872	20,732,872
Basic – Single class method	N/A	N/A	54,660,216
Diluted – Single class method	N/A	N/A	59,829,198

(1)	Includes related party product revenue of $15,176, $18,516 and $20,100 for the years ended December 31, 2005, December 31, 2006 and December 29, 2007, respectively.
(2)	Includes related party royalty revenue of $202, $323 and $321 for the years ended December 31, 2005, December 31, 2006 and December 29, 2007, respectively.

The following table presents details of the stock-based compensation expense (Notes 11 and 12) that is included in each functional line item in the consolidated statements of income above (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 29,
	2005	2006	2007
Cost of goods sold	$—	$2,379	$264
Research and development	$27	$9,378	$670
Selling, general and administrative	$123	$23,313	$2,958

The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated Other Comprehensive	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	(Deficit)	(Deficit)
Balance at December 31, 2004	—	$—	9,406,110	$9	—	$—	$—	$55	$(127,637)	$(127,573)
Stock options exercised	—	—	534,300	1	—	—	1,081	—	—	1,082
Income tax benefit from exercise of stock options	—	—	—	—	—	—	345	—	—	345
Compensation related to stock option grants to consultants	—	—	—	—	—	—	105	—	—	105
Compensation related to accelerated vesting of employee stock options	—	—	—	—	—	—	45	—	—	45
Accretion of redemption value on convertible preferred stock	—	—	—	—	—	—	(1,576)	—	(6,702)	(8,278)
Comprehensive income (loss):	—	—
Net income	—	—	—	—	—	—	—	—	33,381	33,381
Foreign currency translation	—	—	—	—	—	—	—	(189)	—	(189)

Total comprehensive income										33,192

Balance at December 31, 2005	—	—	9,940,410	10	—	—	—	(134)	(100,958)	(101,082)

Stock options exercised	—	—	6,739,722	7	—	—	14,412	—	—	14,419
Income tax benefit from exercise of stock options	—	—	—	—	—	—	4,201	—	—	4,201
Dividends declared in excess of (i) amounts previously accreted to holders of preferred stock and (ii) amount included in stock compensation expense	—	—	—	—	—	—	(20,298)	—	(103,322)	(123,620)

Reclassification of convertible preferred stock	11,537,501	143,959	—	—	—	—	—	—	—	143,959
Reclassification of cumulative dividends accreted to dividends payable	—	(63,616)	—	—	—	—	—	—	—	(63,616)
Accretion of redemption value on convertible preferred stock	—	7,985	—	—	—	—	—	—	(7,985)	—
Compensation related to stock options granted to consultants	—	—	—	—	—	—	43	—	—	43
Compensation related to stock option grants to employees	—	—	—	—	—	—	1,329	—	—	1,329

Repurchase of common stock from employees	—	—	(114,600)	—	114,600	(628)	313	—	—	(315)
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	181,826	181,826
Foreign currency	—	—	—	—	—	—	—	(183)	—	(183)

Total comprehensive income										181,643

Balance at December 31, 2006	11,537,501	$88,328	16,565,532	$17	114,600	$(628)	$—	$(317)	$(30,439)	$56,961

MASIMO CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated Other Comprehensive	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity (Deficit)
Balance at December 31, 2006	11,537,501	$88,328	16,565,532	$17	114,600	$(628)	$—	$(317)	$(30,439)	$56,961
Stock options exercised	—	—	268,343	—	—	—	831	—	—	831
Income tax benefit from exercise of stock options	—	—	—	—	—	—	204	—	—	204
Conversion of preferred stock to common stock	(11,537,501)	(93,165)	34,612,503	35	—	—	93,130	—	—	—
Issuance of common stock in initial public offering	—	—	3,287,494	3	—	—	47,846	—	—	47,849
Accretion of redemption value on convertible preferred stock	—	4,837	—	—	—	—	(2,596)	—	(2,241)	—
Cumulative impact of change in accounting for uncertainties in income taxes	—	—	—	—	—	—	—	—	(618)	(618)
Compensation related to stock option grants to employees	—	—	—	—	—	—	3,475	—	—	3,475
Repurchase of common stock from employees	—	—	(41,640)	—	41,640	(581)	417	—	—	(164)
Reclassification of Masimo Labs additional paid in capital to minority interest	—	—	—	—	—	—	(10)	—	—	(10)
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	42,255	42,255
Foreign currency	—	—	—	—	—	—	—	(717)	—	(717)

Total comprehensive income										41,538

Balance at December 29, 2007	—	$—	54,692,232	$55	156,240	$(1,209)	$143,297	$(1,034)	$8,957	$150,066

The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,	Year ended December 31,	Year ended December 29,
	2005	2006	2007
Cash flows from operating activities:
Net income	$33,381	$181,826	$42,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,958	3,669	5,263
Stock-based compensation	150	1,685	3,892
(Gain) loss on disposal of property and equipment	58	(19)	—
Provision for doubtful accounts	137	1,187	(25)
Provision for obsolete inventory	831	901	1,155
Provision for warranty costs	150	1,445	1,482
Purchased in-process research and development	2,800	—	—
Provision for (benefit from) deferred income taxes	(27,679)	6,400	2,696
Income tax benefit from exercise of stock options	345	4,133	60
Excess tax benefits from share based payment arrangements	—	(68)	(144)
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,266)	(7,179)	(3,269)
Increase in royalties receivable	—	(1,289)	(12,577)
(Increase) decrease in accounts receivable from related parties	239	(860)	(953)
Increase in inventories	(5,231)	(4,981)	(7,021)
Increase in deferred cost of goods sold	(3,598)	(6,072)	(4,306)
Increase in prepaid expenses	(560)	(776)	(1,727)
Increase in prepaid income taxes	—	—	(3,247)
(Increase) decrease in other assets	27	(1,023)	(2,210)
Increase in accounts payable	1,293	1,734	4,345
Increase (decrease) in accounts payable to related parties	(3,070)	117	99
Increase in accrued compensation	2,652	5,041	53
Increase (decrease) in accrued liabilities	801	(154)	19
Increase (decrease) in income taxes payable	118	1,131	(1,110)
Increase in deferred revenue	3,020	6,749	2,784
Increase (decrease) in other liabilities	(15)	167	1,309

Net cash provided by operating activities	4,541	193,764	28,823

Cash flows from investing activities:
Purchases of property and equipment	(5,244)	(5,921)	(5,325)
Proceeds from disposition of property and equipment	179	6	—
Increase in intangible assets	(1,167)	(1,048)	(1,641)
Increase in restricted cash	(47)	—	—
Cash paid for acquisition	(1,984)	(1,326)	(187)

Net cash used in investing activities	(8,263)	(8,289)	(7,153)

Cash flows from financing activities:
Proceeds from initial public offering, net of proceeds	—	—	47,849
Proceeds from issuance of long-term debt	11,221	—	20,075
Repayments on long-term debt	(6,121)	(8,202)	(10,158)
Proceeds from issuance of common stock	1,082	14,419	831
Excess tax benefits from share based payment arrangements	—	68	144
Dividends paid	—	(149,703)	(37,350)
Purchase of treasury stock	—	(628)	(581)

Net cash provided by (used in) financing activities	6,182	(144,046)	20,810

Effect of foreign currency exchange rates on cash	(82)	(219)	(1,129)

Net increase in cash and cash equivalents	2,378	41,210	41,351
Cash and cash equivalents at beginning of period	11,794	14,172	55,382

Cash and cash equivalents at end of period	$14,172	$55,382	$96,733

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,898	$1,545	$2,355
Income taxes	$1,208	$120,954	$25,911
Noncash investing and financing activities:
Accretion of redemption value of convertible preferred stock	$8,278	$7,985	$4,837
Assets acquired under capital leases	$45	$182	$83

The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2007

1.	Description of the Company

Masimo Corporation, or the Company, is a global medical technology company that develops, manufactures and markets non-invasive patient monitoring products that improve patient care. The Company invented Masimo Signal Extraction Technology, or Masimo SET, which provides the capabilities of Measure-Through Motion and Low Perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. The Company markets a family of patient monitoring solutions which incorporate a monitor or circuit board and sensors, including both proprietary single-patient use and reusable sensors and cables. The Company considers both the pulse oximetry device and its sensors and cables to be products as defined in its statements of income. The Company sells to hospitals and the emergency medical services, or EMS, market through its direct sales force and distributors, and markets its circuit boards containing the Company’s proprietary algorithm and software architecture to original equipment manufacturer, or OEM, partners.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include: determination of accounts receivable allowances, inventory reserves, sales return reserves, warranty reserves, rebate reserves, valuation of the Company’s common stock and stock options, distributor channel inventory, royalty revenues and property tax and income tax contingencies. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the current year presentation.

Fiscal Periods

Effective beginning in the first quarter of 2007, the Company adopted a conventional 52/53-week fiscal year and fiscal 2007 was designated as a 52 week year. Under a conventional 52/53 week fiscal year, a 52 week year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 week quarters and one 14 week quarter. Under the Company’s fiscal year policy, each quarter and the year end will end on the Saturday corresponding to either the 13 or 14 week quarter. As a result of the adoption of the 52/53 week convention in fiscal 2007, Company’s first, second and third quarters ended on Saturday, March 31, June 30 and September 29, 2007, respectively, and its fiscal year ended on Saturday, December 29, 2007. During 2006, the Company followed a traditional calendar year and, as a result, the first, second and third quarters ended on March 31, June 30 and September 30, 2006, respectively, and the fiscal year ended on December 31, 2006. In fiscal 2008, the Company will be on a 53 week fiscal calendar in which the Company’s first, second and third quarters will end on Saturday, March 29, June 28 and September 27, 2008, respectively, and its fiscal year will end on Saturday, January 3, 2009. Each of the first three quarters in 2008 will be 13 week quarters while the fourth fiscal quarter will be a 14 week quarter.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments that are readily convertible into known amounts of cash and have an original maturity of three months or less when acquired. These amounts are stated at cost which approximates fair value. The Company had $796,000 and $1.5 million held in foreign bank accounts as of December 31, 2006 and December 29, 2007, respectively. Interest income on cash and cash equivalents is accrued and recognized monthly.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and income taxes payable and long-term debt, approximate their carrying values due to their short maturities and because the weighted average borrowing rate of the long-term debt approximates the current market rates for similar borrowings.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of trade receivables recorded upon recognition of revenue for product revenues, reduced by reserves for estimated bad debts and returns. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on evaluation of the customer’s financial condition. Collateral is not required. The allowance for doubtful accounts is determined based on historical write-off experience, current customer information and other relevant factors, including specific identification of past due accounts, based on the age of the receivable in excess of the contemplated or contractual due date. Accounts are charged off against the allowance when management believes they are uncollectible.

Changes in the allowance for doubtful accounts for the years ended December 31, 2005, December 31, 2006 and December 29, 2007, were as follows (in thousands):

	Year ended December 31, 2005	Year ended December 31, 2006	Year ended December 29, 2007
Allowance for doubtful accounts, beginning of period	$405	$444	$1,625
Provision for doubtful accounts	137	1,187	(25)
Write off of uncollectible accounts	(98)	(6)	(230)

Allowance for doubtful accounts, end of period	$444	$1,625	$1,370

Our accounts receivable balance, including those from related parties was $22.4 million and $27.0 million, net of allowances for doubtful accounts of $1.6 million and $1.4 million at December 31, 2006 and December 29, 2007, respectively. The allowance for doubtful accounts declined due to an improvement in the rate of collection on older invoices in 2007 as compared to 2006.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a standard cost method, which approximates FIFO (first in, first out) and includes material, labor and overhead. Inventory reserves are recorded for materials that have become excess or obsolete or are no longer used in current production and for inventory that has a market price less than the carrying value in inventory.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvements. Normal repair and maintenance costs are expensed as incurred, whereas significant improvements that materially increase values or extend useful lives are capitalized and depreciated over the remaining estimated useful lives of the related assets. Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss on the sale or retirement is recognized in income. For the years ended December 31, 2005, December 31, 2006 and December 29, 2007, depreciation of property and equipment, which includes amortization of capital leases, was $2.6 million, $3.3 million and $4.6 million, respectively.

Intangible Assets and Goodwill

Intangible assets consist primarily of patents and trademarks, and goodwill resulting from the acquisition of Andromed, Inc., or Andromed, as discussed further in Note 3. Costs related to patents and trademarks, which include legal and application fees, are capitalized and amortized over the estimated useful lives using the straight-line method. Patent and trademark amortization commences once final approval of the patent or trademark has been obtained. Patent costs are amortized over 10 years and trademark costs over 20 years, and their associated amortization cost is included in general and administrative expense. For the years ended December 31, 2005 and 2006 and December 29, 2007, amortization of patents and trademarks was $327,000, $349,000 and $594,000

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. As of December 31, 2006 and December 29, 2007, the total costs of patents not yet amortizing was $1.3 million and $2.0 million, respectively. As of December 31, 2006 and December 29, 2007, the total costs of trademarks not yet amortizing was $0.2 million and $0.2 million, respectively. Management continually evaluates the amortization period and carrying basis of patents and trademarks to determine whether any events or circumstances warrant a revised estimated useful life or reduction in value. Capitalized application costs are charged to operations when it is determined that the patent or trademark will not be obtained or is abandoned.

Impairment

The impairment evaluation for goodwill is conducted annually as of December 31 or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed using a two-step process. In the first step, the estimated fair value of the reporting unit is compared with its carrying amount, including goodwill. The estimated fair value is generally determined using discounted future cash flows. If the estimated fair value is less than the carrying amount, then a second step must be completed in order to determine the amount of the goodwill impairment. In the second step, the implied fair value of the goodwill is determined by allocating the fair value of all of the reporting unit’s assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the allocation is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

The Company reviews long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

No impairment of goodwill, intangible assets, or other long lived assets were recorded during the years ended December 31, 2005, December 31, 2006 or December 29, 2007.

Restricted Cash

In May 2004, the Company entered into a facilities sublease which required the Company to deliver an irrevocable standby letter of credit in the amount of $450,000 to the sub-landlord. In connection with the letter of credit issued by Comerica Bank, the Company was required to deposit $450,000 into a restricted account. In December 2005, the Company entered into a facilities lease in France which required the Company to deliver an irrevocable standby letter of credit in the amount of EUR €43,000 (approximately USD $57,000 as of December 31, 2006 and USD $63,000 as of December 29, 2007) to the landlord. In connection with the letter of credit issued by Banque Nationale de Paris, the Company was required to deposit EUR €43,000 into a restricted account. These amounts are shown as restricted cash on the accompanying consolidated balance sheets.

Accretion of Preferred Stock

The difference between the initial carrying amount and redemption value of the convertible preferred stock, comprised of dividends and offering expenses, are recorded as periodic accretions to increase the carrying value of the preferred stock using the straight-line method, which approximates the effective interest method.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes,” whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered. The Company evaluates the need to establish a valuation allowance for deferred tax assets based on positive and negative evidence including past operating results, the amount of existing temporary differences to be recovered and expected future taxable income. A valuation allowance to reduce the deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48, which became effective for the Company on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of FIN 48 resulted in a reduction of the Company’s beginning retained earnings of $618,000. As of January 1, 2007 and December 29, 2007, the balance of gross unrecognized tax benefits was $3.6 million and $3.3 million, respectively.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount of unrecognized benefits which, if ultimately recognized, could favorably effect the tax rate in a future period was $599,000 and $2.2 million as of January 1, 2007 and December 29, 2007, respectively. Both amounts are net of any federal and/or state benefits. The remaining balance relates to timing differences, of which the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility. It is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months by $197,000 primarily related to certain timing differences.

The Company recognizes penalties and interest related to unrecognized tax benefits in its income tax expense. At December 29, 2007, the Company had accrued $211,000 for the payment of interest (net of tax benefits).

The Company conducts business in multiple jurisdictions, and as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. Due to the utilization of net operating loss carryforwards, all years since 1994 are open for examination by major taxing authorities.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue pursuant to the requirements of American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Software Revenue Recognition, With Respect to Certain Transactions,” Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EITF, Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” and other authoritative accounting guidance.

The Company enters into agreements to sell pulse oximetry and related products and services as well as multiple deliverable arrangements that include various combinations of products and services. Additionally, while the majority of the Company’s sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting including: (i) whether an arrangement exists; (ii) how the arrangement consideration should be allocated among the deliverables if there are multiple deliverables; (iii) when to recognize revenue on the deliverables; and (iv) whether undelivered elements are essential to the functionality of the delivered elements. In addition, the Company’s revenue recognition policy requires an assessment as to whether collectibility is probable, which inherently requires the Company to evaluate the creditworthiness of customers. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.

The Company derives revenue primarily from four sources: (i) direct sales of pulse oximetry and related products to end user hospitals, emergency medical response organizations and other direct customers; (ii) direct sales of pulse oximetry and related products to distributors who then typically resell to end user hospitals, emergency medical response organizations and other direct customers; (iii) direct sales of integrated circuit boards to OEM customers who incorporate the Company’s embedded software technology into their multi-parameter monitoring devices and (iv) long-term sales contracts to end user hospitals in which the Company typically provides up front monitoring equipment at no charge in exchange for a multi-year sensor purchase commitment.

For direct sales to end user hospitals, emergency medical response organizations, other direct customers as well as OEMs, the Company recognizes revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable and (iv) collectibility is reasonably assured. Revenue from the sale of the Company’s products is generally recognized when title and risk of loss transfers to the customer upon shipment, the terms of which are shipping point or destination. The Company uses contracts and customer purchase orders to determine the existence of an arrangement. The Company uses shipping documents and/or third-party proof of delivery to verify that title has transferred. The Company assesses whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, the Company assesses a number of factors but primarily relies upon past transaction history with the customer, if available.

The Company’s sales under long-term purchase contracts are generally structured such that the Company agrees to provide up-front and at no charge certain monitoring equipment, installation, training and ongoing warranty support in exchange for the hospital’s agreement to purchase sensors over the term of the agreement, which ranges from three to six years. Under SOP 97-2, the Company has determined that its patented algorithm and software architecture, which resides within the monitors, is more than incidental to the product as a whole. In accordance with EITF Issue No. 03-05, the Company has also determined that the non-software deliverables

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i.e. sensors, adapter cables, etc.) are considered essential to the functionality of the delivered elements. Furthermore, no payments are due to the Company from the hospital customer until sensors are shipped or delivered to the hospital at fixed prices per sensor over the term of the arrangement. Accordingly, the Company does not recognize any revenue when the monitoring and related equipment is delivered to the hospitals and installation and training is complete. The Company recognizes revenue for all of the delivered elements, on a pro-rata basis, as the sensors are delivered under the long-term purchase commitment. The cost of the monitoring equipment initially placed at the hospitals is deferred and amortized to cost of goods sold over the life of the underlying long-term sensor contract.

Sales to the Company’s distributors are recognized on the sell-through method. The Company’s distributors purchase primarily sensor products which they then resell to hospitals that are typically fulfilling their purchase obligation to the Company under the end-user hospital’s long-term sensor purchase commitments. Because of the underlying contractual relationship between the Company and the end-user hospital, revenue is deferred until the Company’s commitment to their end user consumer is fulfilled. In the distribution channel, the Company believes this fulfillment occurs when the sensors are sold by the distributor to the end-user hospital and, accordingly, believes the use of the sell-through method properly reflects the completion of the distribution sales process.

The Company’s distributors purchase products at specified distributor pricing and then may resell the product to end-user hospitals with whom the Company has separate pricing agreements. Where distributor prices are higher than end-user hospital contracted prices, the Company provides rebates to these distributors for the difference between distributor prices and end-user hospital prices. The Company estimates and provides allowances for the programs at the time of sales as a reduction to revenue and accounts receivable.

The Company provides certain end-user hospitals with the ability to purchase sensors under rebate programs. Under these programs, the end-user hospitals may earn rebates based on their purchasing levels. The Company estimates and provides allowances for these programs at the time of sale as a reduction to revenues and an increase to deferred revenues.

In general, customers do not have a right of return for credit or refund. However, the Company allows returns under certain circumstances. At the end of each period, the Company estimates and accrues for these returns as a reduction to revenue and accounts receivable. The Company estimates returns based on several factors, including contractual limitations and past returns history.

In September 2005, the U.S. Federal Court of Appeals ruled that Mallinckrodt, Inc., now part of Covidien (formerly Tyco Healthcare), and one of its subsidiaries, Nellcor Puritan Bennett, Inc., collectively referred to as Nellcor, infringed Masimo patents and ordered the lower court to enjoin Nellcor’s infringing products. On January 17, 2006, the Company settled all existing patent litigation with Nellcor. Under terms of the agreement, Nellcor agreed to stop selling its infringing products and to pay the Company $263.0 million for damages through January 2006. The proceeds of the settlement were recorded to patent litigations expense (proceeds) in the consolidated statement of income for the year ended December 31, 2006. In addition, in exchange for the Company’s covenant not to sue Nellcor on future sales of its new products, Nellcor agreed to pay the Company royalties on its total U.S. pulse oximetry revenue at least through March 14, 2011, which the Company records as royalty revenue.

In January 2006, Nellcor made an advance royalty payment to the Company of $67.5 million related to the settlement agreement. Based on sales information provided by Nellcor, the Company’s total 2006 Nellcor royalties were $68.8 million. The Nellcor royalties are recognized by the Company based on sales of Nellcor’s infringing products reported to the Company by Nellcor. As a result, at December 31, 2006 and December 29, 2007, the Company has recorded a receivable of $1.3 million and $13.9 million, respectively, related to royalty payments owed by Nellcor to the Company.

The Company also earns revenue from the sale of integrated circuit boards that use the Company’s software technology and royalties and licensing fees for allowing others the right to use the Company’s technology in their products. The royalty revenue is recognized upon shipment of the OEM’s product, as represented to the Company by the OEM. Licensing fees are fixed in amount and recognized over the term of the license agreements on a straight-line basis.

Taxes Collected From Customers and Remitted to Governmental Authorities

According to EITF 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”, such presentation is an accounting policy decision. The Company’s policy is to present taxes collected from customers and remitted to governmental authorities on a net basis.

Product Warranty Expense

The Company provides a product warranty against defects in material and workmanship for a period ranging from six months to one year, depending on the product type. In the case of long-term sales agreements, the Company typically warranties the products for the

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

term of the agreement, which ranges from three to six years. In traditional sales activities, including direct and OEM sales, the Company establishes an accrual for the estimated costs of the product warranty at the time of revenue recognition. Estimated product warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales. In end-user hospital contracts, revenue related to an extended product warranty is recognized over the life of the contract, while the product warranty costs related to the end-user hospital contracts are expensed as incurred.

Changes in the product warranty accrual were as follows (in thousands):

	Year ended December 31, 2005	Year ended December 31, 2006	Year ended December 29, 2007
Warranty accrual, beginning of period	$929	$415	$599
Provision for warranty costs (1)	150	1,445	1,482
Warranty expenditures	(664)	(1,261)	(1,432)

Warranty accrual, end of period	$415	$599	$649

(1)

At December 31, 2004, the Company accrued an additional warranty provision for a monitor recall announced in June 2005. The decrease in provision for warranty costs as of December 31, 2005 as compared to December 31, 2004 was mainly due to the decrease in the provision for recall related costs as the majority of the recall work was completed in 2005.

Shipping and Handling Costs and Revenue

All shipping and handling costs are expensed as incurred and are recorded as a component of cost of sales. Charges for shipping and handling are included as a component of product revenues in accordance with EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

Advertising Costs

Advertising costs are expensed as incurred. These costs are included in selling, general and administrative expense in the accompanying consolidated statements of income. Advertising costs for the years ended December 31, 2005, December 31, 2006 and December 29, 2007 were $2.5 million, $3.2 million and $6.4 million, respectively.

Research and Development

Costs related to research and development activities are expensed as incurred. These costs include personnel costs, materials, depreciation and amortization on associated tangible and intangible assets and an allocation of facility costs, all of which are directly related to research and development activities.

Software Development Costs

In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” costs related to the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. The Company capitalized $284,000 of software development costs for the year ended December 31, 2005. No software development costs were capitalized for the year ended December 31, 2006. For the year ended December 29, 2007, the Company capitalized $273,000 of software development costs. The capitalized costs are being amortized over the estimated life of the products, or seven years. The Company amortized $14,000, $41,000 and $58,000 for the years ended December 31, 2005, December 31, 2006 and December 29, 2007 respectively. The Company has unamortized software development costs of $270,000, $229,000 and $444,000 at December 31, 2005, December 31, 2006 and December 29, 2007, respectively, which is classified as intangible assets in the accompanying consolidated balance sheets.

Purchased In-Process Research and Development

When the Company acquires another entity or group of assets, the purchase price is allocated, as applicable, between purchased in-process research and development, or IPR&D, net tangible assets, goodwill and other intangible assets. The Company defines IPR&D as the value assigned to those projects for which the related products have not received regulatory approval or have no alternative future use. Amounts allocated to IPR&D are immediately expensed at the time of acquisition. For the year ended December 31, 2005, the Company incurred $2.8 million of IPR&D expense from the Andromed Acquisition.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

The functional currency of Masimo Americas, Inc. is the U.S. dollar. The functional currency of Masimo Japan is the Japanese yen. The functional currency of Masimo Europe Ltd. is the Euro. The functional currency of Masimo Canada ULC is the Canadian dollar. The functional currency of Masimo Australia Pty. Ltd is the Australian dollar. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the rate of exchange at year-end. Statement of income amounts are translated at the average monthly exchange rates for the respective periods. Translation gains and losses are included as a component of stockholders’ equity. Transaction gains and (losses) are included in the statement of income and were $7,000, $293,000 and $1.2 million for the years ended December 31, 2005, December 31, 2006 and December 29, 2007, respectively.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) includes foreign currency translation adjustments and other items that have been excluded from net income and is presented in the accompanying statement of stockholders’ equity (deficit).

Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company uses the “management approach” in determining reportable business segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Based on this assessment, management has determined it operates in one reportable business segment, comprised of non-invasive patient monitoring related products.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Net income attributable to common stockholders is calculated using the two class method under EITF Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” EITF No. 03-06 establishes standards regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder of such securities to participate in dividends and earnings of the Company. Pursuant to EITF 03-6, the two-class method of computing basic earnings per share is required when an entity has participating securities. Dividends must be calculated for the participating security on undistributed earnings and are a reduction in the net income attributable to common shareholders. The Company’s Series A through G preferred stock were participating securities as they had the right to dividends in the event dividends were declared on common stock. Assumed dividends on undistributed earnings were allocated as if the entire net income were distributed and were based on the relationship of the weighted average of common shares outstanding and the weighted average of common shares outstanding if the preferred stock were converted into common stock.

Upon closing of the Company’s initial public offering on August 13, 2007, all of the outstanding convertible preferred shares were converted into common shares. Therefore, subsequent to this stock conversion the Company used the if-converted method under SFAS No. 128, “Earnings Per Share,” to calculate earnings per share. Accordingly, for the year ended December 29, 2007, the Company calculated net income per share using the two-class method for the first 224 days of the period and the if-converted method for the remainder of the period. Income was allocated between these periods on a straight-line basis over the number of days of the respective periods. The Company calculated net income per share for the years ended December 31, 2005 and 2006, using the two-class method.

Diluted net income per common share is computed by dividing the net income attributable to common stockholders for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of potential common shares is dilutive. Potential common shares include incremental shares of common stock issuable upon the exercise of stock options and warrants. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share follows (in thousands, except share and per share data):

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2005	Year ended December 31, 2006	Year ended December 29, 2007
Net income attributable to common stockholders:
Net income - two class method (1)	$33,381	$181,826	$26,075
Preferred stock dividend	—	(77,785)	—
Accretion of preferred stock	(8,278)	(7,985)	(4,837)
Undistributed income attributable to preferred stockholders	(19,599)	(34,275)	(14,339)

Net income attributable to common stockholders (A)	$5,504	$61,781	$6,899

Basic net income per common share:
Weighted average common shares outstanding – two class method (B)	9,717,882	16,319,898	16,654,586

Basic earnings per share for period during which two classes of equity securities were outstanding (A/B)	$0.57	$3.79	$0.41

Net income for period during which single class of equity securities was outstanding (1) (C)	N/A	N/A	$16,180
Weighted average common shares outstanding – single class (2) (D)	N/A	N/A	54,660,216
Basic net income per share for period during which single class of equity securities were outstanding (C/D)	N/A	N/A	$0.30

Basic net income per common share	$0.57	$3.79	$0.71

Diluted net income per common share:
Weighted average common shares outstanding – two class method	9,717,882	16,319,898	16,654,586
Diluted common share equivalent: stock options	3,384,729	3,982,974	4,078,286

Total diluted common share and share equivalents – two class (E)	13,102,611	20,302,872	20,732,872

Diluted earnings per share for period during which two classes of equity securities were outstanding (A/E)	$0.42	$3.04	$0.33

Net income for period during which single class of equity securities was outstanding (1) (F)	N/A	N/A	$16,180
Weighted average common shares outstanding – single class (2)	N/A	N/A	54,660,216
Diluted common share equivalent: stock options	N/A	N/A	5,168,982

Total diluted common share and share equivalents – single class (G)	N/A	N/A	59,829,198

Diluted net income per share for period during which single class of equity securities were outstanding (F/G)	N/A	N/A	$0.27

Diluted net income per common share	$0.42	$3.04	$0.60

(1)	Net income for the year ended December 29, 2007 was allocated between the periods during which two classes of equity securities were outstanding and during which a single class of equity securities was outstanding based on the respective number of days. The convertible preferred stock was converted to common stock on August 13, 2007 the closing date of the Company’s initial public offering. For year ended December 29, 2007, two classes of equity securities were outstanding for 224 days and a single class of equity securities was outstanding for 139 days.
(2)	Weighted average shares outstanding used to compute basic net income per share after conversion of convertible preferred stock; one class of common shares was outstanding for the period from August 13, 2007 to December 29, 2007.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company adopted SFAS No. 123(R) using the prospective transition method that applies to awards granted, modified or canceled subsequent to the date of adoption. Prior periods were not revised for comparative purposes, and existing options continue to be accounted for in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” unless such options are modified, repurchased or canceled after the adoption date. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method and using the minimum value method for its pro forma disclosures under SFAS No. 123, “Accounting for Stock Based Compensation.” As a result, options granted prior to the adoption of SFAS No. 123(R) will continue to be accounted for using the intrinsic value method in accordance with APB No. 25 unless such options are modified, repurchased or cancelled. In accordance with EITF Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option”, which was nullified by SFAS No. 123(R) except for companies that continue to account for awards under Opinion No. 25, the cash flows related to the reduction of income taxes paid as a result of the deduction triggered by employee exercise of stock options granted or modified prior to the adoption of SFAS No. 123(R) will continue to be presented as an operating cash flow.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment to FASB Statement No. 115.” SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value at specified election dates. An entity shall report unrealized gains and losses on items, for which the fair value option has been elected, in earnings. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. SFAS 159 is effective for fiscal years ending after November 15, 2007. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), or SFAS No. 141(R), “Business Combinations”. This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS 141. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, or SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

3.	Andromed, Inc. Acquisition

On December 21, 2005, the Company purchased substantially all of the assets of Andromed Inc., a Canadian corporation that develops and manufactures vital signs monitoring equipment, for a total of CDN $4.0 million (approximately USD $3.5 million). Of this CDN $4.0 million purchase price, CDN $2.3 million was paid immediately and a contingent portion of CDN $1.7 million was payable based on the achievement of milestones set forth in the purchase agreement. The contingent portion of the purchase price was accounted for as additional purchase price based on an evaluation of the relevant criteria of EITF Issue No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” In March and November

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006, upon the achievement of the milestones, Masimo paid CDN $500,000 and CDN $1.0 million, respectively. The remaining CDN $200,000 was paid in April 2007. The purchase price for Andromed, which resulted in the initial recognition of goodwill of $448,000, was determined by arms-length negotiation between the Company and Andromed, taking into account a number of factors, including the value of Andromed’s undeveloped technology, the value of assets acquired and historical and projected financial performance of Andromed.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The estimates of fair value of the assets acquired and liabilities assumed have been determined by the Company. The results of operations of Andromed are included in the consolidated results of operations from the date of acquisition. IPR&D includes the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, this non-recurring item was expensed in the consolidated statement of income upon consummation of the transaction. IPR&D was valued using a discounted cash flow method applied to the projected cash flows associated with the undeveloped product over its expected life. In accordance with SFAS No. 141, the excess purchase price over the estimated fair value of the net assets acquired has been allocated between identifiable intangible assets and goodwill. Goodwill will not be amortized but is subject to an ongoing assessment for impairment. Both the goodwill and covenant not to compete are expected to be fully deductible for tax purposes. The following table summarizes the allocation of the purchase price (USD, in thousands):

Other current assets	$23
Property and equipment	172
Covenant not to compete	40
Goodwill	448
In-process R&D expense	2,800

Total purchase price	$3,483

4.	Masimo Laboratories, Inc.

Masimo Laboratories, Inc., or Masimo Labs, is an independent entity spun off from the Company to its stockholders in 1998. Joe E. Kiani and Jack Lasersohn, members of the Company’s board of directors, or Board, are also members of the board of directors of Masimo Labs. Joe E. Kiani, the Company’s Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Masimo Labs. The Company is a party to a cross-licensing agreement with Masimo Labs, which was recently amended and restated effective January 1, 2007, or the Cross-Licensing Agreement, that governs each party’s rights to certain of the intellectual property held by the two companies.

Under the Cross-Licensing Agreement, the Company granted Masimo Labs an exclusive, perpetual and worldwide license, with sublicense rights to use all Masimo SET owned by the Company, including all improvements on this technology, for the measurement of non-vital signs parameters and to develop and sell devices incorporating Masimo SET for monitoring non-vital signs parameters in any product market in which a product is intended to be used by a patient or pharmacist rather than a professional medical caregiver, or the Labs Market. The Company also granted Masimo Labs a non-exclusive, perpetual and worldwide license, with sublicense rights to use all Masimo SET for the measurement of vital signs in the Labs Market.

Vital signs parameters include peripheral venous oxygen saturation, arterial oxygen saturation, or SpO2, mixed venous oxygen saturation, fetal oximetry, sudden infant death syndrome, electrocardiogram, or ECG, blood pressure (non-invasive blood pressure, invasive blood pressure and continuous non-invasive blood pressure), temperature, respiration rate, carbon dioxide, or CO2, pulse rate, cardiac output, electroenchephalogram, or EEG, perfusion index, depth of anesthesia, cerebral oximetry, tissue oximetry and/or electromyography, or EMG, and associated features derived from these parameters, such as 3-D alarms, Pleth Variability Index and other features. Non-vital signs parameters are body fluid constituents other than vital signs parameters, and include, but are not limited to, carbon monoxide, methemoglobin, blood glucose, total hemoglobin and bilirubin.

The Company exclusively licenses from Masimo Labs the right to make and distribute products in the professional medical caregiver markets, or the Masimo Market, that utilize Rainbow technology for the measurement of carbon monoxide, methemoglobin, fractional arterial oxygen saturation, and total hemoglobin, which includes hematocrit. To date, the Company has developed and commercially released devices that measure carbon monoxide and methemoglobin using licensed Rainbow technology. The Company also has the option to obtain the exclusive license to make and distribute products that utilize Rainbow technology for the measurement of other non-vital signs parameters, including blood glucose, in product markets where the product is intended to be used by a professional medical caregiver.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From May 1998 through December 2007, Masimo Labs contracted the services of the Company’s employees for the development of Rainbow technology. The Company paid Masimo Labs for the option to market and develop products based on Masimo Labs technology in defined markets. Through December 2005, the Company had paid Masimo Labs $7.5 million in option fees and nearly all these option fees were used by Masimo Labs to repay the Company for the services that the Company had provided to Masimo Labs. In addition, through December 2006, the Company exercised two licenses, for $2.5 million each, for the right to market products based on the new carbon monoxide and methemoglobin parameter technologies developed by Masimo Labs. Effective as of January 1, 2007, the Company entered into a Services Agreement with Masimo Labs to govern the services the Company will provide to Masimo Labs going forward. As part of the Cross-Licensing Agreement, the Company exercised an option to purchase an additional license for total hemoglobin for a fee of $2.5 million on January 1, 2007.

The Cross-Licensing Agreement requires the Company to pay certain royalties on products incorporating the licensed Rainbow technology. The royalty is up to 10% of the Rainbow royalty base, which will include handhelds, tabletop and multi-parameter devices. Handheld products incorporating Rainbow technology will carry a 10% royalty rate. For other products, only the proportional amount attributable for that portion of the Company’s products used to measure non-vital signs parameters, sensors and accessories, rather than for measuring vital signs parameters, will be included in the 10% Rainbow royalty base. For multi-parameter devices, the Rainbow royalty base will include the percentage of the revenues based on the number of Rainbow-enabled parameters. Beginning in 2009, for hospital contracts where Masimo places equipment and enters into a sensor contract, the Company will pay a royalty to Masimo Labs on the total sensor contract revenues based on the ratio of Rainbow enabled devices to total devices.

The Company is also subject to certain specific annual minimum aggregate royalty payments. These minimum aggregate royalty payments were $481,000 for 2006, $3.2 million for 2007, $3.5 million, $4.0 million and $5.0 million for 2008, 2009 and 2010, respectively, and $5.0 million per year thereafter. In addition, in connection with a change in control, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for all licensed Rainbow parameters payable to Masimo Labs will increase to $7.0 million, $10.0 million and $15.0 million for 2008, 2009 and 2010, respectively, and $15.0 million per year thereafter and up to $2.0 million per year for other Rainbow parameters. For 2006 and 2007, the Company paid the minimum royalties of $481,000 and $3.2 million, respectively.

As of December 29, 2007, the Company had agreed to pay Masimo Labs a total of $18.6 million, exclusive of amounts agreed to be paid to Masimo Labs subsequent to December 29, 2007. The $18.6 million included $7.5 million in option fees, $7.5 million in license fees for Rainbow parameter technologies and $3.6 million for minimum royalties for licensed Rainbow products. Of this total amount, approximately $13.9 million had been used by Masimo Labs to repay the Company for the shared engineering and other services that the Company provided to Masimo Labs through December 29, 2007. In addition, Masimo Labs has received approximately $1.4 million of the $18.6 million from the Company in order to fund purchases of fixed assets, the costs associated with capitalized patents and trademarks and to pay income taxes. The remaining unpaid amount of $3.3 million, represents the net amount owed by the Company to Masimo Labs and accounts for approximately 53% of all the assets of Masimo Labs as of December 29, 2007.

Pursuant to Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51,” or FIN 46(R), Masimo Labs is consolidated within the Company’s financial statements for all periods presented. Accordingly, all inter-company royalties, option and license fees and other charges between the Company and Masimo Labs as well as all intercompany payables and receivable have been eliminated in the consolidation. Also in accordance with FIN 46(R), all direct engineering expenses that have been incurred by the Company and charged to Masimo Labs have not been eliminated and are included as research and development expense in the Company’s consolidated statements of operations.

For the foreseeable future, the Company anticipates that it will continue to be required by FIN 46(R) to consolidate Masimo Labs; however, in the event that Masimo Labs secures additional external financing and/or expands its customer base or is no longer financially dependent upon the Company and the Company is no longer the primary beneficiary of Masimo Labs activities, the Company may be able to discontinue consolidating Masimo Labs.

The Consolidated Financial Statements of the Company include a minority interest in Masimo Labs of $27,000 and $39,000 as of December 31, 2006 and December 29, 2007, respectively, which represents the value of common stock and additional paid in capital of Masimo Labs, that is not available to Masimo Corporation. Masimo Corporation has not been required to collateralize any of Masimo Lab’s obligations and creditors of Masimo Labs have no recourse to the general credit of Masimo Corporation. Retained earnings of Masimo Labs, which is not available to the Company, was a $560,000 deficit as of December 29, 2007. However, because the Company has agreed to absorb any losses of Masimo Labs, under FIN 46(R) this retained deficit is included in the Consolidated Financial Statements of the Company as a reduction of total retained earnings.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below are condensed consolidating schedules of the Balance Sheets as of December 31, 2006 and December 29, 2007, and Statements of Operations for the years ended December 31, 2005, December 31, 2006 and December 29, 2007 reflecting Masimo Corporation, Masimo Labs and related eliminations (in thousands).

	December 31, 2006				December 29, 2007
Balance Sheets:	Corp	Labs	Elim	Total	Corp	Labs	Elim	Total
ASSETS
Cash and cash equivalents	$55,360	$22	$—	$55,382	$96,717	$16	$—	$96,733
Accounts receivable, net	23,639	—	—	23,639	40,836	—	—	40,836
Inventories	17,135	—	—	17,135	23,110	—	—	23,110
Prepaid expenses	2,018	3	—	2,021	3,820	17	—	3,837
Prepaid income taxes	—	—	—	—	2,971	276	—	3,247
Deferred tax asset, current	16,710	1,406	—	18,116	13,286	1,048	—	14,334
Other current assets	1,022	—	—	1,022	1,543	—	—	1,543
Deferred cost of goods sold	21,899	—	—	21,899	26,249	—	—	26,249
Property and equipment, net	10,248	42	—	10,290	11,019	145	—	11,164
Deferred tax asset, long term	2,629	534	—	3,163	4,801	531	—	5,332
Restricted cash	507	—	—	507	513	—	—	513
Intangible assets, net	8,870	376	(4,654)	4,592	11,474	896	(6,781)	5,589
Goodwill	448	—	—	448	448	—	—	448
Other assets	859	1,446	(1,446)	859	2,548	3,342	(3,314)	2,576

Total assets	$161,344	$3,829	$(6,100)	$159,073	$239,335	$6,271	$(10,095)	$235,511

LIABILITIES
Accounts payable	$10,142	$—	$—	$10,142	$14,631	$9	$—	$14,640
Accrued compensation	12,207	—	—	12,207	12,409	—	—	12,409
Accrued liabilities	6,095	2	(1,442)	4,655	9,523	2	(3,314)	6,211
Dividends payable	37,533	—	—	37,533	183	—	—	183
Income taxes payable	1,129	116	—	1,245	—	—	—	—
Deferred revenue, current	13,880	250	(250)	13,880	16,827	375	(375)	16,827
Current portion of long-term debt	7,528	—	—	7,528	11,539	—	—	11,539
Deferred revenue, long-term	490	4,406	(4,406)	490	366	6,406	(6,406)	366
Long term debt, less current portion	13,514	—	—	13,514	19,502	—	—	19,502
Other liabilities	891	—	27	918	3,729	—	39	3,768

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock	88,328	—	—	88,328	—	—	—	—
Common stock	17	10	(10)	17	55	10	(10)	55
Treasury stock	(628)	—	—	(628)	(1,209)	—	—	(1,209)
Additional paid in capital	—	19	(19)	—	143,297	29	(29)	143,297
Accumulated other comprehensive loss	(317)	—	—	(317)	(1,034)	—	—	(1,034)
Retained earnings (deficit)	(29,465)	(974)	—	(30,439)	9,517	(560)	—	8,957

Total liabilities and stockholders’ equity (deficit)	$161,344	$3,829	$(6,100)	$159,073	$239,335	$6,271	$(10,095)	$235,511

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31,
	2005				2006				Year ended December 29, 2007
Statement of Operations:	Corp	Labs	Elim	Total	Corp	Labs	Elim	Total	Corp	Labs	Elim	Total
Total revenue	$107,890	$2,778	$(2,778)	$107,890	$224,338	$660	$(660)	$224,338	$256,286	$3,527	$(3,527)	$256,286
Cost of good sold	42,717	—	—	42,717	61,640	—	—	61,640	76,760	—	(3,154)	73,606

Gross profit (loss)	65,173	2,778	(2,778)	65,173	162,698	660	(660)	162,698	179,526	3,527	(373)	182,680
Operating expenses:
Research and development	8,489	2,561	(2,502)	8,548	21,495	3,380	—	24,875	21,065	1,895	—	22,960
Selling, general and administrative	42,936	147	(276)	42,807	91,870	147	(633)	91,384	90,702	905	(373)	91,234
Patent litigation expenses (proceeds)	1,736	—	—	1,736	(262,605)	—	—	(262,605)	—	—	—	—
Purchased in-process research and development	2,800	—	—	2,800	—	—	—	—	—	—	—	—
Antitrust litigation	278	—	—	278	109	—	—	109	1,537	—	—	1,537

Total operating expenses	56,239	2,708	(2,778)	56,169	(149,131)	3,527	(633)	(146,237)	113,304	2,800	(373)	115,731

Operating income (loss)	8,934	70	—	9,004	311,829	(2,867)	(27)	308,935	66,222	727	—	66,949
Non-operating income (expense)	(1,635)	—	—	(1,635)	5,468	—	—	5,468	1,173	—	—	1,173

Income (loss) before provision for (benefit from) income taxes	7,299	70	—	7,369	317,297	(2,867)	(27)	314,403	67,395	727	—	68,122
Provision for (benefit from) income taxes	(26,012)	—	—	(26,012)	133,867	(1,290)	—	132,577	25,555	312	—	25,867

Net Income (loss)	$33,311	$70	$—	$33,381	$183,430	$(1,577)	$(27)	$181,826	$41,840	$415	$—	$42,255

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Related Party Transactions

Two of the Company’s stockholders are customers of the Company. Sales to these two customers for the years ended December 31, 2005, December 31, 2006 and December 29, 2007 were $15.4 million, $18.8 million and $20.4 million, respectively. At December 31, 2006 and December 29, 2007, aggregate accounts receivable from these two customers were $3.0 million and $3.1 million, respectively. During the year ended December 31, 2006, the Company declared dividends totaling $10.3 million to these two stockholders, of which $8.5 million was paid in March 2006 and $1.8 million was paid in February 2007.

The Company purchased certain inventory from one of the stockholders referred to in the preceding paragraph. Total purchases from this stockholder for the years ended December 31, 2005, December 31, 2006 and December 29, 2007 were $1.1 million, $2.7 million and $2.4 million, respectively. At December 31, 2006 and December 29, 2007, aggregate accounts payable to this related party were $84,000 and $110,000, respectively.

The Company made payments of $5.8 million, $3.8 million and $3.6 million for the years ended December 31, 2005, December 31, 2006 and December 29, 2007, respectively, to a common stockholder for legal services. At December 31, 2006 and December 29, 2007, payables to this stockholder were $517,000 and $473,000, respectively. The Company declared dividends of $513,000 during the year ended December 31, 2006, to this stockholder, of which $423,000 was paid in March 2006 and $90,000 was paid in February 2007.

The Company also has amounts outstanding under a term loan (See Note 9 for further discussion) with one of the Company’s stockholders. At December 31, 2006 and December 29, 2007, the amounts outstanding on this term loan were $316,000 and $7,000, respectively. For the years ended December 31, 2005, December 31, 2006 and December 29, 2007, interest expense under this term loan was $152,000, $68,000 and $9,000, respectively.

As of December 31, 2006 and December 29, 2007, the Company had amounts due from employees of $439,000 and $598,000, respectively. Loans outstanding to officers of the Company as of December 31, 2006 and December 29, 2007 were $4,000 and $0, respectively. As of December 29, 2007, these amounts are classified in other current assets in the accompanying consolidated balance sheet.

The Company’s Chief Executive Officer has been a member of the board of directors of Saba Software, Inc., a human capital development and management solutions provider, since 1997. The Company has paid Saba Software $152,000, $19,000 and $51,000 for the years ended December 31, 2005, December 31, 2006 and December 29, 2007, respectively, for various software products and services.

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

6.	Inventories

Inventories consist of the following (in thousands):

	December 31, 2006	December 29, 2007
Raw materials	$11,055	$13,173
Work in-process	1,615	1,956
Finished goods	4,465	7,981

Total	$17,135	$23,110

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Finished goods inventory held by distributors was $1.5 million and $1.7 million as of December 31, 2006 and December 29, 2007, respectively.

7.	Property and Equipment

Property and equipment, net consists of the following (in thousands):

	December 31, 2006	December 29, 2007
Machinery and equipment	$9,950	$11,688
Tooling	3,492	4,174
Computer equipment	2,988	4,614
Furniture and office equipment	1,396	1,817
Vehicles	45	45
Leasehold improvements	1,690	2,325
Demonstration units	2,945	3,105

	22,506	27,768
Accumulated depreciation and amortization	(12,220)	(16,843)
Construction-in-progress	4	239

Total	$10,290	$11,164

The gross value of furniture and office equipment under capital lease obligations was $334,000 and $422,000 as of December 31, 2006 and December 29, 2007, respectively, with accumulated amortization of $108,000 and $185,000.

8.	Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2006	December 29, 2007
Cost
Patents	$5,247	$6,460
Trademarks	616	768
Capitalized software development costs	284	557
Covenant not to compete	40	40

Total cost	6,187	7,825

Accumulated amortization
Patents	(1,419)	(1,967)
Trademarks	(112)	(139)
Capitalized software development costs	(55)	(113)
Covenant not to compete	(9)	(17)

Total accumulated amortization	(1,595)	(2,236)

Net carrying amount	$4,592	$5,589

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average amortization period by class and in total as of December 29, 2007 are as follows (in years):

Patents	10
Trademarks	16
Capitalized software development costs	7
Covenant not to compete	5
All classes	10

Estimated amortization expense for each of the fiscal years ended are as follows (in thousands):

2008	$550
2009	517
2010	476
2011	422
2012	367
Thereafter	3,257

Total	$5,589

9.	Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following (in thousands):

	December 31, 2006	December 29, 2007
Financing arrangements	$20,485	$30,764
Term loan with stockholder	316	7

Total debt	20,801	30,771
Less current portion of long-term debt	(7,476)	(11,477)

Long-term portion	$13,325	$19,294

The Company has established various credit facilities with third-party medical equipment financing companies. The Company has two arrangements which allow for the financing of the equipment placed with hospitals in connection with the related long-term sensor purchase agreements. These agreements provide for an equipment line whereby some draws are collateralized by (i) equipment and (ii) either a future revenue stream associated with the long-term sensor purchase agreement or a defined repayment schedule associated with the long-term sensor purchase agreement. The related equipment securing these borrowings is recorded on the Company’s condensed consolidated financial statements as deferred cost of goods sold and is depreciated on a straight-line basis over the life of the sensor contract to which they are related. Both financing arrangements are non-recourse to the Company. In the event the hospital was unable to continue performing under the terms of the long-term sensor agreement, the Company would be required to write-down the remaining deferred cost of goods sold and the related financing obligation reflected in long-term debt. To date, no hospitals have defaulted under this program. During the year ended December 29, 2007, the Company borrowed $20.1 million under these facilities. As of December 29, 2007, principal and interest payments under these financing agreements were $1.2 million per month based on an average interest rate of 7.7% per year. At December 31, 2006 and December 29, 2007, the carrying value of the equipment collateralizing these borrowings was $5.6 million and $3.4 million, respectively. These agreements expired on December 31, 2007 and were not renewed.

In June 2001, the Company entered into a Master Selective Business Security Agreement, or the Master Agreement, with one of the Company’s stockholders allowing the Company to borrow up to a maximum of $5.0 million. The Master Agreement consisted of an equipment line whereby all draws are collateralized by equipment placed at hospitals under long-term sensor purchase agreements. Each draw is converted into a five-year note with interest and principal paid on a monthly basis. The interest rate on each note is based on 475 basis points over the U.S. Treasury Rate on the date of the borrowing. The most recent draw was in December 2002 and there are no additional borrowings available under this Master Agreement. As of December 31, 2006 and December 29, 2007, the Company had $316,000 and $7,000 respectively, outstanding under this borrowing at an average interest rate of 7.8%. At December 31, 2006 and December 29, 2007, the carrying value of the equipment collateralizing these borrowings was $198,000 and $51,000 respectively.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital lease obligations consist of the following (in thousands):

	December 31, 2006	December 29, 2007
Capital lease obligations	$241	$270
Less current portion of capital lease obligations	(52)	(62)

Long-term portion	$189	$208

The Company currently has five capital leases outstanding, all for office equipment. The interest rates on these capital leases range from 5.2% to 8.8%. These capital leases mature on various dates between December 2009 and September 2012.

Future maturities of long-term debt and capital lease obligations for each of the years ended are as follows (in thousands):

As of December 29, 2007
2008	$11,539
2009	9,410
2010	7,408
2011	2,544
2012	140

Total	$31,041

10.	Stockholders’ Equity

Stock Split

In May 2007 and June 2007, the Company’s board of directors and stockholders, respectively, approved a forward stock split of the Company’s common stock at a ratio of three shares for every one share previously outstanding. The forward stock split became effective on June 25, 2007. As a result of the stock split, the conversion price of each outstanding share of the Company’s preferred stock was reduced to one-third of the pre-stock split conversion price of such preferred stock, and effectively increased the conversion ratio to three shares of common stock for one share of preferred stock. All common stock share and per share data included in these consolidated financial statements reflect the forward stock split.

Authorized Number of Common Shares

In May 2007 and June 2007, the Company’s board of directors and stockholders, respectively, approved an increase in the authorized number of shares of common stock to 77,500,000 shares to accommodate the June 25, 2007 stock split.

Initial Public Offering

In August 2007, the Company completed its IPO of common stock in which a total of 13,704,120 shares were sold and issued, comprised of 10,416,626 shares sold by selling stockholders, 1,500,000 shares sold by the Company at the initial closing and 1,787,494 shares sold by the Company pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $17.00 per share. The Company raised a total of $55.9 million in gross proceeds from the IPO, or approximately $47.8 million in net proceeds after deducting underwriting discounts and commissions of $3.9 million and estimated other offering costs of approximately $4.2 million. The consolidated financial statements, including share and per share amounts, include the effects of the offering.

Upon closing of the IPO, an Amended and Restated Certificate of Incorporation which had been approved in May 2007 and June 2007 by the Company’s Board of Directors and stockholders, respectively, became effective. The Amended and Restated Certificate of Incorporation increased the authorized number of shares of common stock to 100,000,000 and authorized 5,000,000 shares of preferred stock of the Company, known as “blank check” preferred stock, to be issued in the future at the full discretion of the Board of Directors.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Preferred Stock

Upon the closing of the IPO, all outstanding shares of convertible preferred stock, Series A through G, automatically converted into an aggregate of 34,612,503 shares of common stock. Also, the convertible preferred stockholders rights to receive annual cumulative dividends and the related accretion were eliminated. Voting rights of the preferred stockholders was eliminated.

In March 2006, in connection with a dividend declaration resulting from the settlement of the Company’s patent litigation with Nellcor (See Note 11), the Board and the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation that eliminated all mandatory redemption provisions of the Preferred Stock. The amendment was adopted concurrently with the Board’s declaration of a dividend, in an amount of up to $3.83 per share, on the Company’s outstanding Common Stock and Preferred Stock, assuming conversion of the preferred stock into 34,612,503 shares of common stock. Upon elimination of the mandatory redemption feature, the preferred stock was reclassified to the stockholders’ equity (deficit) section of the Company’s consolidated balance sheet as of March 31, 2006. The amendment to the Certificate of Incorporation permitted the payment of the dividends on all shares of the Company’s capital stock on a pro-rata basis.

When the dividends were declared in March and December 2006, cumulative dividends accreted through each date were reclassified from the carrying value of preferred stock to dividends payable. The reclassification aggregated $55.6 million and $8.0 million in March and December 2006, respectively. Dividends declared and paid in excess of dividends accreted through each of the dividend declaration dates are reflected as dividends declared in the accompanying consolidated statements of stockholders’ equity (deficit).

Series A Junior Participating Preferred Stock and Stockholder Rights Plan

On November 8, 2007, the Company authorized and declared a dividend of one preferred stock purchase right, or a Right, for each outstanding share of its Common Stock to stockholders of record at the close of business on November 26, 2007, or the Record Date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of one share of the Company’s Series A junior participating preferred stock, par value $0.001 per share, at a purchase price equal to $136.00 per Right, subject to adjustment. In addition, one Right will be issued with each share of Common Stock that becomes outstanding after the Record Date, and prior to the earliest of the Distribution Date, the date the Rights are redeemed or the Final Expiration Date. In connection with the stockholder rights plan described herein, the Board designated 100,000 shares of preferred stock as Series A junior participating preferred stock, as set forth in the Certificate of Designation of Series A Junior Participating Preferred Stock.

Until a Right is exercised, the holder of such Right will have no rights as a stockholder of the Company (beyond those as an existing stockholder), including, without limitation, the right to vote or to receive dividends. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the Common Stock and a distribution date (a “Distribution Date”) will occur upon the earlier of (i) ten business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the Company’s outstanding Common Stock (other than as a result of repurchases of stock by the Company or actions determined to be inadvertent by the Board of Directors of the Company (the “Board”) by a person or group of affiliated or associated persons and such person or group promptly sells shares of the Company’s Common Stock until such person or group owns less than 15% of the Company’s outstanding Common Stock) or (ii) ten business days following the announcement of an intention to make a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. The Rights have certain anti-takeover effects. The Rights will cause dilution to a person or group that attempts to acquire the Company in a transaction which the Board does not approve as in the best interests of the Company and its stockholders, as discussed in detail below.

In the event that a person becomes an Acquiring Person, each holder of a Right, other than the Acquiring Person, will thereafter have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash or other of the Company’s securities) having a market value equal to two times the exercise price of the Right. However, Rights are not exercisable following the occurrence of the event set forth above until such time as the Rights are no longer redeemable by the Board as set forth below. All Rights that are or were beneficially owned by any Acquiring Person will be null and void. In the event any person or group becomes an Acquiring Person and the Company merges into or engages in certain other business combinations with an Acquiring Person, or 50% or more of the Company’s consolidated assets or earning power are sold to an Acquiring Person, each holder of a Right (other than void Rights owned by an Acquiring Person) will thereafter have the right to receive, upon exercise, common stock of the acquiring company that at the time of such transaction will have a market value of two times the exercise price of the Right.

At any time after a person becomes an Acquiring Person, the Board may exchange the Rights (other than void Rights owned by an Acquiring Person), in whole or in part, at an exchange ratio of one share of Common Stock, or, under certain circumstances, cash, property or other securities of the Company, including fractions of a share of preferred stock, per Right. The Rights will not be exercisable until the Distribution Date and will expire on November 8, 2017, the ten-year anniversary of the date the Rights Agreement was approved by the Pricing Committee, unless such date is extended or the Board redeems or exchanges them before that time.

At any time before a person or group becomes an Acquiring Person, the Board may redeem the Rights in whole, but not in part, at a price of $0.001 per Right and on such terms and conditions as the Board may establish. Immediately upon the action of the Board ordering redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the redemption price. The terms of the Rights may be amended by a resolution of the Board without the consent of the holders of the Rights, except that after a person or group becomes an Acquiring Person, no such amendment may adversely affect the interests of the holders of the Rights (other than void Rights of an Acquiring Person). After the period for redemption of the Rights has expired, the Board may not amend the Rights Agreement to extend the period for redemption of the Rights.

The shares of Preferred Stock issuable upon exercise of the Rights have the following characteristics: they are not redeemable; the holders of Preferred Stock are entitled, when, as and if declared, to minimum preferential quarterly dividend payments of an amount equal to (i) $1.00 per share or (ii) 1,000 times the aggregate per share amount of all cash dividends and 1,000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions; the holders of Preferred Stock are entitled, in the event of a liquidation, dissolution or winding up, to a minimum preferential payment equal to $1,000 per share, plus all accrued and unpaid dividends, provided that the holders shall be entitled to receive 1,000 times the aggregate payment made per common share; the holders of Preferred Stock are entitled to 1,000 votes per share, voting together with the Common Stock; and the holders of Preferred Stock are entitled, in the event of a merger, consolidation or other transaction in which outstanding shares of Common Stock are converted or exchanged, to receive 1,000 times the amount received per share of Common Stock.

11.	Cash Dividends and Special Bonus Payments

In March 2006, the Company declared a cash dividend of $3.365 per share, in the aggregate amount of approximately $171.8 million, to holders of the Company’s common and preferred stock, assuming the conversion of all outstanding shares of preferred stock into an aggregate of 34,612,503 shares of common stock. Of this amount, $21.7 million relates to dividend payments made to stockholders who exercised stock options by delivering a non-recourse promissory note for the full exercise price. In accordance EITF, 95-16, the $21.7 million in cash dividends have been classified as compensation expense in the accompanying consolidated financial statements, under cost of goods sold, research and development and selling, general and administrative expenses. In December 2006, the Company declared additional cash dividends of $0.468 per share and $0.257 per share, in the aggregate amount of approximately $37.1 million, to holders of the Company’s common and preferred stock assuming conversion into common stock. In March 2006 and December 2006, the Company also recorded special bonus charges in the aggregate amount of approximately $9.7 million and $2.0 million, respectively, to employees and directors who held vested stock options as of March 1, 2006. These cash dividends and special bonus payments were made from the after-tax proceeds that the Company received from the Company’s patent infringement lawsuit against Nellcor and interest earned thereon.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table identifies, from December 31, 2005 through December 29, 2007, the activity in dividends payable and convertible preferred stock resulting from the accretion, dividends declared and dividends paid during this period (in thousands).

	Dividends Payable	Convertible Preferred Stock
Balance as of December 31, 2005	$—	$(143,959)
Accretion of redemption value on convertible preferred stock	—	(7,985)
Dividends declared:
Reclassification of cumulative dividends accreted to dividends payable	(63,616)	63,616
Common shares securing the outstanding non recourse notes	(21,673)	—
Dividends declared in excess of (i) amounts previously accreted to holders of preferred stock and (ii) amount included in stock compensation expense	(123,620)	—

Total dividends declared	(208,909)	63,616
Dividends paid in 2006	171,376	—

Balance as of December 31, 2006	(37,533)	(88,328)
Accretion of redemption value on convertible preferred stock	—	(4,837)
Dividends paid in 2007	37,350	—
Conversion of preferred stock into common shares upon completion of initial public offering	—	93,165

Balance as of December 29, 2007	$(183)	$—

12.	Stock Based Compensation

The Company’s 1989 Incentive Stock Option, Nonqualified Stock Option, and Restricted Stock Purchase Plan, or the 1989 Plan, provided for the issuance of options to purchase up to 3,000,000 shares of the Company’s common stock to eligible officers, key employees, non-employee directors and consultants of the Company at prices not less than the fair market value of the Company’s common stock on the date the option is granted, as determined by the Board. The options vested annually over five years using the straight-line method, unless otherwise provided, and expire five or ten years from the date of grant. The 1989 Plan terminated on September 26, 1999.

In May 1996, the Company adopted the 1996 Incentive Stock Option, Nonqualified Stock Option, and Restricted Stock Purchase Plan, or the 1996 Plan, which initially provided for the issuance of options to purchase up to 600,000 shares of the Company’s common stock, to eligible officers, key employees, non-employee directors and consultants of the Company at prices not less than the fair market value of the Company’s common stock on the date the option is granted, as determined by the Board. The options vested annually over five years using the straight-line method, unless otherwise provided, and expire ten years from the date of grant. The Board voted in October 1999 to amend the 1996 Plan to increase the number of shares authorized for issuance to include the unissued options from the 1989 Plan prior to its expiration, as well as any additional options that would become available through future forfeitures. The Board approved increases in the number of shares available for grant under the 1996 Plan to 3,600,000 shares in December 1997, to 4,200,000 shares in August 1999, to 7,200,000 shares in March 2000, and to 9,450,000 shares in March 2003. The Company terminated the 1996 Plan on May 4, 2006.

In April 2004, the Company adopted the 2004 Incentive Stock Option, Nonqualified Stock Option, and Restricted Stock Purchase Plan, or the 2004 Plan, which initially provided for the issuance of options to purchase up to 3,000,000 shares of the Company’s common stock, plus any shares available under the prior year stock option plans, including shares that become available due to forfeitures at prices not less than the fair market value of the Company’s common stock on the date the option is granted, as determined by the Board. The options generally vest annually over five years using the straight-line method, unless otherwise provided, and expire ten years from the date of grant. The Board approved increases in the number of shares available for grant under

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the 2004 Plan to 4,500,000 shares on February 6, 2006, to 6,000,000 shares on November 1, 2006 and to 7,500,000 shares on May 24, 2007. The Company may terminate the 2004 Plan at any time. If not terminated sooner, the 2004 Plan will automatically terminate on April 29, 2014.

On August 7, 2007, in connection with the Company’s IPO, the 2007 Stock Incentive Plan, or the 2007 Plan, became effective. Under the 2007 Plan, 3,000,000 shares of common stock are reserved for future issuance, plus any shares available under the prior year stock option plans, including shares that become available due to forfeitures at prices not less than the fair market value of the Company’s common stock on the date the option is granted. The options generally vest annually over five years using the straight-line method, unless otherwise provided, and expire ten years from the date of grant.

The number and weighted average exercise price of options issued and outstanding under all stock option plans, at exercise prices ranging between $1.00 and $41.18 per share, are as follows:

	Year ended December 31, 2005		Year ended December 31, 2006		Year ended December 29, 2007
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Options outstanding, beginning of period	10,632,330	$2.18	13,036,320	$2.58	7,691,388	$4.95
Granted	3,517,170	$3.76	2,209,620	$10.72	1,676,150	$19.40
Canceled	(578,880)	$2.91	(814,830)	$5.82	(776,504)	$9.14
Expired	—	$—	—	$—	(1,500)	$1.00
Exercised	(534,300)	$2.03	(6,739,722)	$2.14	(268,343)	$3.10

Options outstanding, end of period	13,036,320	$2.58	7,691,388	$4.95	8,321,191	$7.53

Options exercisable, end of period	8,766,750	$2.17	3,197,682	$2.72	4,052,329	$3.48
Options available for grant, end of period	1,532,772		1,752,582		5,396,076

The weighted-average fair value of options granted was $5.74 for the year ended December 31, 2006 and $9.01 for the year ended December 29, 2007. At December 29, 2007, an aggregate of 13,717,267 shares of common stock were reserved for future issuance under the plans.

Effective January 1, 2006, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

	Year ended December 31, 2006	Year ended December 29, 2007
Risk-free interest rate	4.4% to 4.9%	3.4% to 4.8%
Expected term	6.5 years	6.5 years
Estimated volatility	44.8% to 48.6%	36.7% to 41.6%
Expected dividends	0%	0%

The Black-Scholes option pricing model requires the use of certain assumptions, including fair value, expected terms, expected volatility, expected dividends, risk-free interest rate and expected forfeiture rate to calculate the fair value of stock-based payment awards.

As a non-public company prior to August 13, 2007, the date of completion of its IPO, the Company estimated the current price of the underlying shares based on valuations established by the Board. Historically, the Board has used various sources to establish the value of the Company’s stock. As a publicly traded entity, the Company relies on daily reported prices of the Company’s shares.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected life of the Company’s stock options.

The Company does not have information available which is indicative of future exercise and post-vesting behavior to estimate the expected term. The Company adopted the simplified method of estimating the expected term of a stock option, as permitted by Staff Accounting Bulletin 107. Under this method, the expected term is presumed to be the mid-point between the vesting date and the contractual end of the term. The use of the simplified method requires the Company’s option plan to be consistent with a “plain vanilla” plan.

The Company does not have sufficient information available regarding the historic volatility for its shares. As a result, the Company estimates volatility based on a peer group of companies, which collectively provides a reasonable basis for estimating volatility. The Company intends to continue to use a group of publicly traded peer companies to determine volatility in the future until sufficient information regarding the volatility of its share price becomes available or the selected companies are no longer suitable for this purpose.

The Company does not expect to issue dividends in the future. As part of an unusual, one-time patent settlement, the Board declared a dividend in March 2006 and declared two dividends in December 2006. These dividends were declared only due to the receipt of settlement proceeds in connection with patent infringement litigation with a competitor. Absent such a settlement, the Company would not have declared and paid either dividend.

The estimated pre-vesting forfeiture rate is based on the Company’s historical experience and the composition of option plan participants, among other factors, and reduces the compensation expense recognized. If the actual forfeitures differ from the estimates, adjustments to compensation expense may be required in future periods.

As a result of adopting SFAS 123(R), the Company recorded stock-based compensation of $1.3 million and $3.5 million during the years ended December 31, 2006 and December 29, 2007, respectively. The related deferred tax asset was $580,000 as of December 31, 2006 and $1.7 million as of December 29, 2007. For the year ended December 31, 2006, income before taxes, income tax expense and net income were lower by $1.3 million, $0.5 million and $0.8 million, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted net income per common share was lower by $0.05 and $0.04, respectively. The Company has elected to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award.

As of December 29, 2007, there was $17.7 million of total unrecognized stock-based compensation expense related to unvested options granted or modified on or after January 1, 2006. That expense is expected to be recognized over a weighted average period of 4.1 years as of December 29, 2007. The total fair market value on the respective vesting dates of all options vesting during 2006 and 2007, aggregated $14.2 million and $24.5 million, respectively.

The aggregate intrinsic value of options outstanding as of December 29, 2007 was $274.3 million. The aggregate intrinsic value of options exercisable as of December 29, 2007 was $150.0 million. The aggregate intrinsic value of options exercised during 2005, 2006 and 2007 was $842,000, $23.7 million and $4.1 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The weighted average remaining contractual term of options outstanding as of December 29, 2007 was 6.6 years. The weighted average remaining contractual term of options exercisable as of December 29, 2007 was 4.8 years.

In October 2005, in consideration for the significant contributions made to the Company, the Board authorized the acceleration of vesting of 681,000 stock options held by the Chief Executive Officer and the then Chief Technology Officer. The acceleration of vesting of these options did not affect the life of the options, the option exercise prices, or the number of shares to be issued upon exercise. The modification had no accounting consequence, because these individuals are still employed by the Company and the modification did not result in a change to the number of options that would have been ultimately vested under the original grant.

Also in October 2005, the Company accelerated the vesting of 18,000 non-qualified employee stock options enabling the holder to exercise options that under the original terms would have expired unexercised. Accordingly, compensation expense in the aggregate amount of $45,000 was recorded representing the intrinsic value of the options on the date of modification in excess of the amount, if any, measured at the original measurement date.

Options granted to consultants during the year ended December 31, 2005 were valued at the date of grant using the Black-Scholes option pricing model with a dividend yield of 0%, an expected volatility of 0%, an average risk-free rate of 4.13%, and an expected life of ten years. No options were granted to consultants during the years ended December 31, 2006 and December 29, 2007. Services

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provided by consultants include sales and marketing or financing related services. Options vest over the service period ranging from immediately vested to vesting over five years. For the years ended December 31, 2005, December 31, 2006 and December 29, 2007, deferred compensation amortized to expense related to options granted to consultants was $105,000, $43,000 and $0 respectively. At December 31, 2006 and December 29, 2007, the remaining deferred compensation related to options granted to consultants was $0.

The schedule below reflects the number and weighted average exercise price of outstanding and exercisable options segregated by exercise price ranges:

	December 31, 2006			December 29, 2007
	Options Outstanding		Options Exercisable	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life	Number of Options	Number of Options	Average Remaining Contractual Life	Number of Options
$1.00 to $2.34	896,508	2.36	896,508	803,925	1.51	803,925
$2.40 to $2.75	3,209,190	6.12	1,887,660	3,025,640	5.12	2,345,510
$3.34 to $4.00	897,120	8.26	191,424	803,220	7.26	328,488
$4.67 to $8.85	898,950	8.84	214,290	614,150	7.84	266,030
$10.67 to $12.00	1,789,620	9.56	7,800	1,521,006	8.58	283,746
$12.87 to $15.40	—		—	914,250	9.34	16,650
$16.00 to $41.18	—		—	639,000	9.73	7,980

Total	7,691,388	7.05	3,197,682	8,321,191	6.63	4,052,329

The weighted-average exercise price of all options outstanding as of December 31, 2006 and December 29, 2007, was $4.95 and $7.53 per option, respectively.

The Company repurchased 114,600 shares of common stock from former employees for $628,000 during the year ended December 31, 2006 and 41,640 shares of common stock for $581,000 during the year ended December 29, 2007. These shares were recorded in treasury stock and are available for reissue. The difference between the repurchase prices and the original option exercise prices totaled $313,000 and $417,000 and was recorded as an operating expense for the year ended December 31, 2006 and the year ended December 29, 2007, respectively.

13.	Commitments and Contingencies

Leases

The Company leases its manufacturing and headquarters facilities in the United States under non-cancelable operating leases that expire in October 2009 and March 2010. These leases contain pre-determined price escalations. The Company also leases its manufacturing facilities in Mexico and sales offices in France, Germany, United Kingdom, Japan, Singapore, Australia, and China under operating lease agreements, almost all of which are non-cancelable, expiring at various dates through August 2014. Certain leases contain pre-determined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight line method based on total lease payments. The Company also received certain leasehold improvement incentives totaling approximately $650,000 for its manufacturing and headquarters facilities in the United States. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of December 31, 2006 and December 29, 2007, rent expense accrued in excess of the amount paid and the remaining unamortized leasehold improvement incentive aggregated $873,000 and $625,000, respectively, and are classified in other liabilities. The Company also leases automobiles in Europe and Japan that are classified as operating leases and expire at various dates through October 2010. The majority of these leases are non-cancelable. The Company also has capital leases outstanding for office equipment all of which are non-cancelable.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under operating and capital leases for each of the years ending are as follows (in thousands):

	As of December 29, 2007
	Operating Leases	Capital Leases	Total
2008	$3,084	$76	$3,160
2009	2,419	76	2,495
2010	933	65	998
2011	524	52	576
2012	510	36	546
Thereafter	813	—	813

Total	$8,283	$305	$8,588

Rental expense related to operating leases for the years ended December 31, 2005, December 31, 2006 and December 29, 2007 was $713,000, $1.6 million and $2.2 million, respectively. Included in the capital lease obligations as of December 29, 2007 is interest aggregating $35,000.

Employee Benefit Plan

In fiscal year 1996, the Company adopted the Masimo Retirement Savings Plan, or the Plan, which is a 401(k) plan covering all of the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches 100% of an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the Plan on a discretionary basis. The Company contributed $491,000 and $977,000 to the plan for the years ended December 31, 2006 and December 29, 2007, respectively, all in the form of matching contributions. The Company did not make any contributions to the Plan for the year ended December 31, 2005.

Employment Agreements

As of December 29, 2007, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary of $660,000 plus other benefits, with annual increases at the discretion of the Board of its Compensation Committee. The agreement with the Company also provides for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement had an initial term of three years, with automatic renewal, unless either the Company or the executive notifies the other party of non-renewal of the agreement.

Another agreement provides for an annual base salary of EUR €140,000 (approximately $205,000). The agreement also contemplates an annual bonus based on the attainment of certain revenue, profit and gross margin milestones. The agreement also contains a non-compete provision. If the Company enforces this provision following the employee’s termination of employment, the employee would be entitled to receive a lump sum payment equal to 50% of his annual base salary as of the date of his termination, which shall be paid in equal installments over the term of the non-competition period.

Severance Agreements

On January 11, 2008, the Company entered into a severance plan participation agreement with three of its executive officers. The participation agreements, or Agreements, are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, or Severance Plan, which became effective on July 19, 2007. Under the Agreements, the executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances. As of December 29, 2007, the Company had properly not recorded any accrual for these severance agreements.

Purchase Commitments

Pursuant to contractual obligations with vendors, the Company had $21.7 million of purchase commitments as of December 29, 2007. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.

Concentrations of Risk

The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash deposits in government securities and money market accounts with major financial institutions. The amount of bank balances in excess of Federal Deposit Insurance Corporation limits (for US bank accounts) and similar foreign deposit insurance entities’ limits (for certain foreign bank accounts) was $55.1 million and $96.4 million as of December 31, 2006 and December 29, 2007, respectively.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with Group Purchasing Organizations, or GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusive, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. In 2005, 2006 and 2007, revenue from the sale of the Company’s pulse oximetry products related to GPOs amounted to $35.8 million, $66.6 million and $101.0 million, respectively, representing, 63.0%, 80.7% and 89.4%, respectively, of its revenue from sales to U.S. hospitals.

For the years ended December 31, 2005, and December 31, 2006, no individual customer represented over 10% of total revenue. For the year ended, December 29, 2007, one customer represented 11% of total revenue.

Two customers represented 10% and 6% of accounts receivable at December 31, 2006 and 8% and 5% of accounts receivable at December 29, 2007, respectively. A third customer represented 6% of accounts receivable at December 29, 2007.

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

In March 2005, a jury found that Tyco Healthcare’s use of sole-source contracts, product bundling, market share-based compliance pricing contracts and co-marketing agreements with patient monitoring companies were unlawful restraints of trade and exclusionary dealing arrangements and, as a result, violated federal antitrust laws. The jury awarded the Company $140 million in damages. Under the antitrust laws, if the jury verdict is sustained in whole or in part, all damages are trebled. Tyco Healthcare filed post-trial motions requesting that the District Court either override the jury decision or grant a new trial. In March 2006, the District Court upheld a portion of the jury verdict and vacated the remaining verdict. In addition, the District Court vacated the jury’s damages award and granted Tyco Healthcare a new trial on damages. As a result, the Company may not receive any damages in this lawsuit. The District Court held an evidentiary hearing in October 2006 to re-try the damages. On January 25, 2007, the District Court issued a preliminary ruling which did not set damages, but resolved some issues of dispute about damages, and ordered another evidentiary hearing on issues still undecided by the District Court. The District Court held this evidentiary hearing in March 2007. On July 2, 2007, the District Court entered its final judgment awarding the Company damages which were trebled to $43.5 million and denying the Company’s request for a permanent injunction with respect to Tyco Healthcare’s business practices found to be anti-competitive. The Company and Tyco Healthcare have each filed a notice of appeal from the judgment. The Company filed its opening brief on December 17, 2007 with the United States Court of Appeals for the 9th Circuit. Even if the Company is ultimately awarded damages in this litigation, the amount will be subject to a 50% legal fee contingency agreement, in which case the Company would receive 50% of the net (of costs) proceeds from the award. Even though most of the legal expenses to date have been on a contingency basis, the Company expects to incur expenses related to the appellate work, which will be reported as operating expense within the Company’s statements of income.

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

On July 24, 2007, Shaklee Corporation filed suit against the Company in the United States District Court, Central District of California, alleging that the Company’s pulse oximeters incorporate patented calibration methods that are licensed to Shaklee. NIR Diagnostics, Inc., the original licensee of the patents, was originally named as a defendant, but then agreed to become a plaintiff. Shaklee and NIR are seeking an injunction and damages against the Company. The Company’s management believes that its devices do not infringe either of the cited patents and intends to vigorously defend against these claims. The Company believes that the claims asserted by Shaklee and NIR will not materially affect the Company’s business, financial conditions or future operating results. In the event a preliminary or permanent injunction were granted, however, the Company would be unable to sell products found to infringe

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the cited patents, which would cause a reduction in the Company’s revenues, a decline in income and a loss of customer goodwill for an unknown period of time. Additionally, the Company could be ordered to pay royalties on past sales of the Company’s products found to infringe the cited patents and, to the extent the Company continued to sell such products, the Company could be required to continue paying royalties to Shaklee and NIR. Although the Company believes that these claims are without merit, no assurance can be given with respect to the ultimate outcome for any such claim or litigation. At this time, the Company is not able to accurately estimate the potential financial impact of an injunction and/or damages against the Company.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it currently is not a party to any legal proceedings which, individually or in the aggregate, would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Voluntary Recall

On July 31, 2007, the Company determined to initiate a voluntary recall of its Rad-9 pulse oximeter, a standalone bedside pulse oximeter product, sales of which represented less than 0.6% and 0.3 % of the Company’s product revenue in 2006 and 2007, respectively. In accordance with its original design and similar to other pulse oximeter devices, the Rad-9 gives a visual alarm if there is a sensor fault; under other circumstances, the Rad-9 gives both a visual and audio alarm. In late 2006, the Company sent notice to owners of the Rad-9 that a free upgrade was available to add an audio alarm to the Rad-9 when a sensor fault is detected. The Company has now determined to voluntarily recall the Rad-9 to implement this upgrade. The Company does not believe that a non-upgraded Rad-9 poses a significant risk to health. The Company decided to voluntarily recall the Rad-9 because it believes it has the possibility of improving the care of patients. This decision follows a customer report that an elderly patient, who may have damaged her pulse oximeter sensor, had died after removing her tracheostomy tube. Based on what is currently known, the Rad-9 appears to have been operating in accordance with its specifications. The Company estimates that the total costs resulting from this voluntary recall will be approximately $300,000, although this is an estimate and the actual costs may differ. The Company incurred this charge in the quarter ending September 29, 2007. As of December 29, 2007, the Company has incurred actual repair costs of approximately $125,000 and expects to incur an additional $175,000 for units not yet repaired. Any future recall could result in a diversion of management resources, substantial cost and negative publicity, all of which could adversely affect the Company’s business, financial condition and results of operations.

14.	Segment Information and Enterprise Reporting

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company’s chief decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single reporting segment, specifically non-invasive patient monitoring and related products. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, the Company’s assets are primarily located in the United States and are not allocated to any specific region. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues.

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands):

	Year ended December 31, 2005		Year ended December 31, 2006		Year ended December 29, 2007
Geographic Area by Destination
North and South America	$89,032	83%	$123,193	79%	$155,782	78%
Europe, Middle East and Africa	12,113	11	19,496	13	28,201	14
Asia and Australia	6,468	6	12,442	8	15,701	8

Total product revenues	$107,613	100%	$155,131	100%	$199,684	100%

Sales to customers located in the United States were $86.9 million, $120.0 million, and $152.1 million for the years ended December 31, 2005, 2006 and December 29, 2007, respectively.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Income Taxes

The components of income (loss) before provision for (benefit from) income taxes are as follows (in thousands):

	Year ended December 31, 2005	Year ended December 31, 2006	Year ended December 29, 2007
United States	$10,838	$321,766	$67,008
Foreign	(3,469)	(7,363)	1,114

	$7,369	$314,403	$68,122

The following table presents the current and deferred provision for income taxes (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 29,
	2005	2006	2007
Current:
Federal	$742	$111,284	$20,654
State	925	14,893	2,449
Foreign	—	—	68

	1,667	126,177	23,171

Deferred:
Federal	(21,904)	3,296	2,747
State	(5,775)	3,104	(51)
Foreign	—	—	—

	(27,679)	6,400	2,696

Total	$(26,012)	$132,577	$25,867

Included in the 2007 current tax provision above is $1.7 million of tax and accrued interest for the year with respect to FIN 48.

The temporary differences that give rise to the deferred tax provision (benefit) consist of (in thousands):

	Year ended December 31,	Year ended December 31,	Year ended December 29,
	2005	2006	2007
Property and equipment	$(174)	$(8)	$(114)
Capitalized research and development costs	789	(24)	(217)
Tax credits	(1,055)	4,283	(241)
Deferred revenue	(2,004)	96	1,046
Acquired intangibles	(1,108)	86	101
Net operating losses	5,873	5,585	1,787
Accrued liabilities	(553)	(1,873)	52
Stock based compensation	—	(424)	(1,121)
State taxes and other	1,762	(5,090)	2,941
Change in valuation allowance	(31,209)	3,769	(1,538)

Total	$(27,679)	$6,400	$2,696

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 29,
	2005	2006	2007
Statutory regular federal income tax rate	35.0%	35.0%	35.0%
State provision, net of federal benefit	(42.8)	3.7	2.3
Nondeductible items	2.2	2.7	0.9
Foreign losses not benefited (income not taxed)	19.2	0.9	(0.5)
Tax credits	—	(0.1)	(0.5)
Change in federal valuation allowance	(356.8)	—	—
Change in federal tax rate	(9.8)	—	—
Other	—	—	0.8

Total	(353.0)%	42.2%	38.0%

The components of the deferred tax assets are as follows (in thousands):

	December 31, 2006	December 29, 2007
Deferred tax assets:
Property and equipment	$939	$1,053
Capitalized research and development costs	230	447
Tax credits	922	1,163
Deferred revenue	10,020	8,974
Acquired intangibles	1,164	1,063
Net operating losses	6,316	4,529
Accrued liabilities	4,436	4,565
Stock based compensation	580	1,701
State taxes	3,270	794
Other	68	505

Total	27,945	24,794
Valuation allowance	(6,666)	(5,128)

Total deferred tax assets	21,279	19,666
Deferred tax liabilities	—	—

Net deferred tax assets	$21,279	$19,666

Current net deferred tax asset	18,116	14,334
Long term net deferred tax asset	3,163	5,332

Net deferred tax assets	$21,279	$19,666

At December 29, 2007, the Company has $10.2 million of net operating loss carryforwards from its foreign jurisdictions which will begin to expire in 2011 and $ 9.0 million of net operating losses from various states, which will begin to expire in 2012. The Company has $0.2 million of investment tax credit on research and development expenditures from its operations in Canada which begin to expire in 2027. Management believes that it is more likely than not the deferred tax assets related to foreign and state net operating losses and foreign investment credit will not be realized. In making this determination, the Company considers all available positive and negative evidence, including scheduled reversals of liabilities, projected future taxable income, tax planning strategies and recent financial performances. A valuation allowance has been provided on such loss and credit carryforwards.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2006 and 2007, the Company recorded a tax benefit of $4.2 million and $204,000, respectively, from the exercise of non-qualified stock options as a reduction of its income tax liability and an increase in stockholders’ equity. The tax benefit results from the difference between the fair value of the Company’s common stock on the exercise dates and the exercise price of the option.

The Company has not provided for income taxes on undistributed earnings of foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations. As of December 29, 2007, the Company’s foreign subsidiaries have cumulative losses. Net deferred tax assets in the foreign subsidiaries relate primarily to net operating losses and are offset in total by valuation allowances.

Included in the Company’s consolidated income tax provision of $132.6 and $25.9 million for the years ended December 31, 2006 and December 29, 2007, respectively, are the following related to Masimo Labs: current income tax provision of $113,000 and current income tax benefit of $36,000, respectively, and deferred income tax benefit of $1.4 million and deferred income tax provision of $348,000, respectively. The temporary differences that give rise to the deferred tax benefit of $1.4 million and deferred tax provision of $348,000 are mainly research and development credits, stock-based compensation expense and deferred revenue for the years ended December 31, 2006 and December 29, 2007, respectively. Masimo Labs’ deferred tax asset balance as of December 31, 2006 and December 29, 2007, was approximately $1.9 and $1.6 million, respectively, which consists of deferred revenue, fixed assets and intangibles, stock based compensation and research and experimentation credit carryforwards, which begin to expire in 2020. Management of Masimo Labs believes that it is more likely than not that part of deferred tax assets related to research and experimentation credit will not be realized. In making this determination, the Company considers all available positive and negative evidence, including scheduled reversals of liabilities, projected future taxable income, tax planning strategies and recent financial performances. A valuation allowance of $0.4 million has been provided on such credit carryforwards.

The provision for income taxes was $132.6 million, or an effective tax rate of 42.2%, in the year ended December 31, 2006 compared to $25.9 million, or an effective tax rate of 38.0%, in the year ended December 29, 2007. The effective tax rate differs from the statutory U.S. federal income tax rate of 35.0% primarily due to state taxes, permanent differences between GAAP pre-tax income and taxable income, and a one-time adjustment to prior year state tax obligations recognized in the fourth quarter of 2007.

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

The adoption of FIN 48 resulted in a reduction of the Company’s beginning retained earnings as of January 1, 2007, of $618,000. As of the adoption date, the balance of gross unrecognized tax benefits is $3.6 million.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year ended December 29, 2007 (in thousands):

Unrecognized tax benefits, January 1, 2007	$3,631
Increase from tax positions in prior period	1,844
Decrease from tax positions in prior period	(2,466)
Increase from tax positions in current period	331
Settlements	—
Lapse of statute of limitations.	—

Unrecognized tax benefits, December 29, 2007	$3,340

The amount of unrecognized benefits which, if ultimately recognized, could favorably effect the tax rate in a future period was $599,000 and $2.2 million as of January 1, 2007 and December 29, 2007, respectively. Both amounts are net of any federal and/or state benefits. The remaining balance relates to timing differences, of which the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility. It is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months by $197,000 primarily related to certain timing differences.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 29, 2007, the Company had accrued $211,000 for the payment of interest.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company conducts business in multiple jurisdictions, and as a result, one or more of the Company’s subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. Due to the utilization of net operating loss carryforwards, all years since 1994 are open for examination by major taxing authorities.

16.	Subsequent Events

Severance Agreements

On January 11, 2008, the Company entered into a severance plan participation agreement with three of its executive officers. The participation agreements, or Agreements, are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, or Severance Plan, which became effective on July 19, 2007. Under the Agreements, the executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

Agreement with HealthTrust Purchasing Group, L.P.

On January 17, 2008, Masimo Americas, Inc., a wholly-owned subsidiary of the Company, or Masimo Americas, entered into a Purchasing Agreement with HealthTrust Purchasing Group, L.P., or HPG. The agreement became effective on February 1, 2008. Under the Purchasing Agreement, Masimo Americas will sell various products and services to healthcare provider participants, or Participants, located in the United States. The products and services will be sold to Participants under two pricing structures based on the Participant’s purchase commitment level. The purchase price structure will generally remain constant during the term of the Purchasing Agreement. In consideration for the administrative and other services HPG will perform in connection with purchases of products and services by the Participants, Masimo Americas will pay HPG on a quarterly basis a fixed percentage of all fees charged by Masimo Americas for providing the products and services, whether they are provided directly from Masimo Americas or through a distributor. The Purchasing Agreement will expire on January 31, 2011, provided that Masimo Americas and HPG each have the right to terminate the agreement if the other party commits a material breach of the agreement that is not cured within 30 days following written notice of the breach. In addition, HPG has the right to terminate the agreement for any reason in its entirety or with respect to specific products or services by providing 60 days prior written notice to Masimo Americas. Masimo Americas also may terminate the agreement under certain conditions upon 60 days notice to HPG.

Amendment of 2007 Stock Incentive Plan

On February 7, 2008, the Company’s Board of Directors amended the Company’s 2007 Stock Incentive Plan to decrease the number of shares reserved under the plan by 1,640,748 shares of common stock, the exact amount automatically added to the share reserve effective December 30, 2007, pursuant to the “evergreen” provision contained in the plan.

Respironics Litigation

On February 19, 2008, the Company brought a lawsuit against Respironics, Inc. for breach of contract, breach of the covenant of good faith and fair dealing, and interference with prospective economic advantage, based on a January 16, 2006, contract between Respironics and the Company. Respironics has not yet answered the complaint. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.

Gregory Jay and P2Lethlogics, LLC Litigation

On October 1, 2007, the Company filed a lawsuit in the United States District Court, Central District of California, against Gregory Jay and P2Lethlogics, LLC, seeking a declaratory judgment that the Company’s pulse oximeters do not infringe a patent of Gregory Jay and/or P2Lethlogics. Dr. Jay had made allegations that the Company’s new parameter, Pleth Variability Index, offered as an option in the Company’s pulse oximeters, infringes these patents. On October 17, 2007, P2Lethlogics, LLC, filed a lawsuit in the United States District Court, District of Massachusetts, alleging that the Company’s products, including but not limited to, its Rainbow pulse oximeters infringe the same patent. Pursuant to a stipulation between the parties, the lawsuits filed by the Company and P2Lethlogics were dismissed in their entirety.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Quarterly Financial Data (unaudited)

The following tables contain selected unaudited Consolidated Statements of Operations data for each quarter of 2006 and 2007 (in thousands, except per share data):

	Quarter ended
Fiscal 2006	March 31, 2006 (1)	June 30, 2006	September 30, 2006	December 31, 2006 (2)
Total revenue	$49,306	$55,774	$57,646	$61,612
Gross profit	33,168	40,818	42,942	45,770
Operating income	247,900	22,496	20,301	18,238
Net income	144,697	13,923	12,296	10,910
Net income (loss) attributable to common stockholders	49,226	3,864	3,342	(10,261)

Net income (loss) per share: (3)
Basic	$3.18	$0.23	$0.20	$(0.62)
Diluted	$2.53	$0.19	$0.16	$(0.62)

	Quarter ended
Fiscal 2007	March 31, 2007	June 30, 2007	September 29, 2007	December 29, 2007
Total revenue	$58,954	$63,680	$64,376	$69,276
Gross profit (4)	42,053	45,761	45,567	49,300
Operating income (4)	15,187	18,259	16,925	16,581
Net income (4)	9,097	10,556	10,550	12,055
Net income attributable to common stockholders	2,312	2,798	6,886	11,083

Net income per share:
Basic	$0.14	$0.17	$0.18	$0.22
Diluted	$0.11	$0.13	$0.16	$0.20

(1)	In January 2006, the Company recorded $263.0 million in operating income, as a result of the Nellcor patent litigation settlement.
(2)

In December 2006, the Company declared dividends to preferred stockholders in excess of the net income for the period. This resulted in a net loss attributable to common stockholders. See note 11 for further detail regarding the dividends.

(3)

The sum of the quarterly basic and diluted net income (loss) per common share for the year ended December 31, 2006 do not equal the annual related per common share amounts due to differences in the weighted average common shares outstanding and the undistributed earnings allocation percentages between the quarterly and annual computations.

(4)	The sum of the quarterly amounts do not equal the annual related amounts due to rounding within the individual quarters.