Form 10-Q
period 2008-03-29
MASIMO CORP
filed 2008-05-01
CIK 937556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Large Accelerated Filer  ☐                Accelerated Filer  ☐                Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of March 29, 2008
Common stock, $0.001 par value	55,845,494

MASIMO CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 29, 2008

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

MASIMO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 29, 2007	March 29, 2008
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$96,733	$86,347
Accounts receivable, net of allowance for doubtful accounts of $1,370 and $1,536 at December 29, 2007 and March 29, 2008, respectively	26,970	30,218
Royalties receivable	13,866	11,375
Inventories	23,110	25,984
Prepaid expenses	7,084	4,278
Deferred tax assets	14,334	14,250
Other current assets	1,543	1,689

Total current assets	183,640	174,141
Deferred cost of goods sold	26,249	27,022
Property and equipment, net	11,164	11,133
Deferred tax assets	5,332	5,332
Restricted cash	513	518
Intangible assets, net	5,589	6,011
Goodwill	448	448
Other assets	2,576	2,547

Total assets	$235,511	$227,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,640	$16,929
Accrued compensation	12,409	10,244
Accrued liabilities	6,211	5,542
Dividends payable	183	183
Deferred revenue	16,827	20,983
Current portion of long-term debt	11,539	900

Total current liabilities	61,809	54,781
Deferred revenue	366	339
Long-term debt, less current portion	19,502	532
Other liabilities	3,768	3,794

Total liabilities	85,445	59,446
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 29, 2007 and March 29, 2008; 0 shares issued and outstanding at December 29, 2007 and March 29, 2008	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized at December 29, 2007 and March 29, 2008; 54,692,232 and 55,845,494 shares issued and outstanding at December 29, 2007 and March 29, 2008	55	56
Treasury stock, 156,240 shares at December 29, 2007 and March 29, 2008	(1,209)	(1,209)
Additional paid-in capital	143,297	151,723
Accumulated other comprehensive loss	(1,034)	(612)
Retained earnings	8,957	17,748

Total stockholders’ equity	150,066	167,706

Total liabilities and stockholders’ equity	$235,511	$227,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share information)

(unaudited)

	Three Months Ended
	March 31, 2007	March 29, 2008
Revenue:
Product	$45,764	$59,673
Royalty and license fee	13,190	11,437

Total revenue	58,954	71,110
Cost of goods sold	16,901	21,121

Gross profit	42,053	49,989
Operating expenses:
Research and development	5,454	6,298
Selling, general and administrative	21,402	29,529
Antitrust litigation	10	168

Total operating expenses	26,866	35,995

Operating income	15,187	13,994
Non-operating income (expense):
Interest income	355	959
Interest expense	(427)	(643)
Other	41	103

Total non-operating income (expense)	(31)	419

Income before provision for income taxes	15,156	14,413
Provision for income taxes	6,059	5,622

Net income	9,097	8,791
Accretion of preferred stock	(1,956)	—
Undistributed income attributable to preferred stockholders	(4,828)	—

Net income attributable to common stockholders	$2,313	$8,791

Net income per common share:
Basic	$0.14	$0.16

Diluted	$0.11	$0.15

The following table presents details of the stock-based compensation expense that is included in each functional line item in the condensed consolidated statements of income above (in thousands):
	Three Months Ended
	March 31, 2007	March 29, 2008
Cost of goods sold	$34	$29
Research and development	111	412
Selling, general and administrative	446	1,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2007	March 29, 2008
Cash flows from operating activities:
Net income	$9,097	$8,791
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,315	1,448
Non-cash stock-based compensation	591	1,578
Provision for doubtful accounts	62	139
Provision for obsolete inventory	137	433
Provision for warranty costs	241	303
Provision for (benefit from) deferred income taxes	(42)	84
Income tax benefit from exercise of stock options	—	3,318
Excess tax benefit from share based payment arrangements	—	(147)
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,607)	(2,817)
(Increase) decrease in royalties receivable	(11,836)	2,491
Increase in inventories	(561)	(3,168)
Increase in deferred cost of goods sold	(3,446)	(721)
(Increase) decrease in prepaid expense	(464)	2,873
Increase in other assets	(656)	(55)
Increase in accounts payable	3,883	2,221
Decrease in accrued compensation	(3,563)	(2,273)
Increase (decrease) in accrued liabilities	1,115	(1,052)
Increase in income taxes payable	3,060	147
Increase in deferred revenue	2,387	4,032
Increase (decrease) in other liabilities	(72)	10

Net cash provided by (used in) operating activities	(4,359)	17,635

Cash flows from investing activities:
Purchases of property and equipment	(1,310)	(1,194)
Increase in intangible assets	(335)	(570)

Net cash used in investing activities	(1,645)	(1,764)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	12,575	—
Repayments on long-term debt	(1,881)	(29,618)
Proceeds from issuance of common stock	274	3,400
Income tax benefit from exercise of stock options	—	147
Dividends paid	(37,210)	—
Purchase of treasury stock	(158)	—

Net cash used in financing activities	(26,400)	(26,071)
Effect of foreign currency exchange rates on cash	(71)	(186)

Net decrease in cash and cash equivalents	(32,475)	(10,386)
Cash and cash equivalents at beginning of period	55,382	96,733

Cash and cash equivalents at end of period	$22,907	$86,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of the Company

Masimo Corporation, or the Company, is a global medical technology company that develops, manufactures and markets non-invasive patient monitoring products that improve patient care. The Company invented Masimo Signal Extraction Technology, or Masimo SET, which provides the capabilities of Measure-Through-Motion-and-Low-Perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. The Company markets a family of non-invasive blood constituent patient monitoring solutions that consists of a monitor or circuit board and their proprietary single-patient use and reusable sensors and cables. Since 2005, the Company has introduced a variety of new noninvasive measurements expanding the capability of the Company’s Masimo Rainbow SET platform. The Company sells to hospitals and the emergency medical services, or EMS, market through its direct sales force and distributors, and markets its circuit boards containing the Company’s proprietary algorithm and software architecture to original equipment manufacturer, or OEM, partners. The Company considers both the pulse oximetry device and its consumable sensors and cables to be products as defined in its statements of income.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 29, 2008, the condensed consolidated statements of income for the three months ended March 31, 2007 and March 29, 2008, the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and March 29, 2008, and other information disclosed in the related condensed consolidated notes are unaudited. The condensed consolidated balance sheet as of December 29, 2007 was derived from the Company’s audited consolidated financial statements at that date. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed with the Securities Exchange Commission, or SEC, on March 4, 2008.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of March 29, 2008, consolidated results of operations for the three months ended March 31, 2007 and March 29, 2008, and consolidated cash flows for the three months ended March 31, 2007 and March 29, 2008. The results for the three months ended March 29, 2008 are not necessarily indicative of the results to be expected for the year ending January 3, 2009 or for any other interim period or for any future year.

Fiscal Periods

Effective beginning in the first quarter of 2007, the Company adopted a conventional 52/53-week fiscal year and fiscal 2007 was designated as a 52 week year. Under a conventional 52/53 week fiscal year, a 52 week year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 week quarters and one 14 week quarter. Under the Company’s fiscal year policy, each quarter and the year end will end on the Saturday corresponding to either the 13 or 14 week quarter. As a result of the adoption of the 52/53 week convention in fiscal 2007, the Company’s first, second and third quarters ended on Saturday, March 31, June 30 and September 29, 2007, respectively, and its fiscal year ended on Saturday, December 29, 2007. In fiscal 2008, the Company will be on a 53 week fiscal calendar in which the Company’s first, second and third quarters will end on Saturday, March 29, June 28 and September 27, 2008, respectively, and its fiscal year will end on Saturday, January 3, 2009. Each of the first three quarters in 2008 will be 13 week quarters while the fourth fiscal quarter will be a 14 week quarter.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Masimo Corporation and Masimo Laboratories, Inc., which has been consolidated pursuant to FIN 46(R), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51.” In addition, these condensed consolidated financial statements include the accounts of Masimo Corporation’s wholly-owned subsidiaries, Masimo Americas, Inc., Masimo Europe Ltd., Masimo Japan, Masimo Canada ULC and Masimo Australia Pty. Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, income taxes payable and long-term debt, approximate their carrying values due to their short maturities and because the weighted average borrowing rate of the long-term debt approximates the current market rates for similar borrowings.

Effective December 30, 2007, the Company adopted Statement of Financial Accounting Standard No. 157, or SFAS 157, “Fair Value Measurements”. In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of March 29, 2008, $78.8 million of the Company’s total $86.3 million of cash and cash equivalents are held in money market accounts measured at fair value on a recurring basis. These accounts consist of highly liquid investments that are readily convertible into known amounts of cash and have an original maturity of three months or less when acquired. In accordance with SFAS 157, and based on the fair value hierarchy described above, these financial assets are valued on Level 1 inputs.

Effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this Statement to specific assets or liabilities.

Reclassifications

Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform with current period presentation.

Product Warranty Expense

The Company provides a warranty against defects in material and workmanship for a period ranging from six months to one year, depending on the product type. In the case of long-term sales agreements, the Company typically warranties the products for the term of the agreement, which ranges from three to six years. In traditional sales activities, including direct and OEM sales, the Company establishes an accrual for the estimated costs of warranty at the time of revenue recognition. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales. In end-user hospital contracts, revenue related to extended warranty is recognized over the life of the contract, while the product warranty costs related to the end-user hospital contracts are expensed as incurred.

Changes in the product warranty accrual for the three months ended March 31, 2007 and March 29, 2008 were as follows (in thousands):

	Three Months Ended
	March 31, 2007	March 29, 2008
Warranty accrual, beginning of period	$599	$649
Provision for warranty costs	241	303
Warranty expenditures	(280)	(418)

Warranty accrual, end of period	$560	$534

Net Income Per Common Share

Basic net income per common share is computed by dividing net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2007, net income attributable to common stockholders is calculated using the two class method under Emerging Issues Task Force, or EITF, Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” EITF No. 03-6 establishes standards regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder of such securities to participate in dividends and earnings of the Company. Pursuant to EITF 03-6, the two-class method of computing basic earnings per share is required when an entity has participating securities. Dividends must be calculated for the participating security on undistributed earnings and are a reduction in the net income attributable to common shareholders. The Company’s previously outstanding Series A through G preferred stock were participating securities as these securities had the right to dividends should dividends be declared on common stock. Assumed dividends on undistributed earnings are allocated as if the entire net income were distributed and are based on the relationship of the weighted average number of common shares outstanding and the weighted average number of common shares outstanding if the preferred stock were converted into common stock.

Upon closing of the Company’s initial public offering on August 13, 2007, all of the outstanding convertible preferred shares were converted into common shares. Therefore, subsequent to this stock conversion the Company uses the if-converted method under SFAS No. 128, “Earnings Per Share” to calculate earnings per share. Accordingly, for the three months ended March 29, 2008, the Company calculated net income per share using the if-converted method for the entire period while the two-class method was used for the entire period ended March 31, 2007.

Diluted net income per common share is computed by dividing the net income attributable to common stockholders for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of potential common shares is dilutive. Potential common shares include incremental shares of common stock issuable upon the exercise of stock options.

A reconciliation of basic and diluted net income per common share is as follows (in thousands, except share data):

	Three Months Ended
	March 31, 2007	March 29, 2008
Net income attributable to common stockholders:
Net income - two class method	$9,097	NA
Accretion of preferred stock	(1,956)	NA
Income attributable to preferred stockholders	(4,828)	NA

Net income attributable to common stockholders	$2,313	NA

Basic net income per common share:
Weighted average common shares outstanding – two class method	16,592,163	NA

Basic earnings per share for period during which two classes of equity securities were outstanding	$0.14	NA

Net income for period during which single class of equity securities was outstanding	NA	$8,791

Weighted average common shares outstanding – single class	NA	55,109,018

Basic net income per share for period during which single class of equity securities was outstanding	NA	$0.16

Basic net income per common share	$0.14	$0.16

Diluted net income per common share:
Weighted average common shares outstanding – two class method	16,592,163	NA
Diluted common share equivalent: stock options	4,070,367	NA

	20,662,530	NA

Diluted earnings per share for period during which two classes of equity securities were outstanding	$0.11	NA

Net income for period during which single class of equity securities was outstanding	NA	$8,791

Weighted average common shares outstanding – single class	NA	55,109,018
Diluted common share equivalent: stock options	NA	4,815,323

	NA	59,924,341

Diluted net income per share for period during which single class of equity securities was outstanding	NA	$0.15

Diluted net income per common share	$0.11	$0.15

Stock Based Compensation

The Company accounts for stock based compensation in accordance with the provisions of SFAS No. 123(R), “Share Based Payment,” which require companies to expense the estimated fair value of employee stock options and similar awards based on the fair value of the award on the date of grant. The cost is recognized over the period during which an employee is required to provide services in exchange for the award, which is usually the vesting period.

The Company adopted SFAS No. 123(R) using the prospective transition method that applies to awards granted, modified or canceled subsequent to the date of adoption of January 1, 2006. As a result, options granted prior to the adoption continue to be accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” unless such options are modified, repurchased or cancelled.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), or SFAS No. 141(R), “Business Combinations”. SFAS No.141(R) provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. If the Company consummates any acquisitions after December 2008, the purchase accounting treatment could result in a material difference from current accounting treatment.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, or SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, or SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities and thereby improves the transparency of financial reporting. SFAS No.161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

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

4.	Comprehensive Income

The Company’s total comprehensive income is as follows (in thousands):

	Three Months Ended
	March 31, 2007	March 29, 2008
Net income	$9,097	$8,791
Other comprehensive income:
Foreign currency translation gain (loss)	(4)	422

Comprehensive income	$9,093	$9,213

5.	Masimo Laboratories, Inc.

Masimo Laboratories, Inc., or Masimo Labs, is an independent entity spun off from the Company to the Company’s stockholders in 1998. The Company is a party to a cross-licensing agreement with Masimo Labs, which was amended and restated effective January 1, 2007, or the Cross-Licensing Agreement, that governs each party’s rights to certain of the intellectual property held by the two companies.

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

For the foreseeable future, the Company anticipates that it will continue to consolidate Masimo Labs pursuant to the guidance set forth in FIN 46(R); however, as soon as it is possible, such as in the event that Masimo Labs secures additional external financing or is no longer financially dependent on Masimo Corporation, the Company may discontinue consolidating Masimo Labs.

6.	Related Party Transactions

As of December 29, 2007 and March 29, 2008, the Company had amounts due from employees of $598,000 and $431,000, respectively. As of December 29, 2007 and March 29, 2008, these amounts are classified in other current assets and other assets in the accompanying condensed consolidated balance sheet.

The Company’s Chief Executive Officer has been a member of the board of directors of Saba Software, Inc., a human capital development and management solutions provider, since 1997. The Company has paid Saba Software $15,000 and $29,000 during the three months ended March 31, 2007 and March 29, 2008, respectively, for various software products and services.

7.	Royalties Receivable

The royalty receivable of $13.9 million as of December 29, 2007 represents the amount received in February 2008, for the three months ended December 29, 2007. The royalty receivable of $11.4 million as of March 29, 2008 represents the Company’s estimated amount due for the three months ended March 29, 2008. Pursuant to the settlement agreement with Nellcor Puritan Bennett, Inc. (currently Covidien Ltd., or Covidien), the royalties are paid to the Company based on sales of Covidien U.S. based pulse oximetry products. The Company recognizes royalty revenue based on the royalty rate per the settlement agreement multiplied by its estimate of Covidien’s sales for each quarter. Any adjustments to the quarterly estimate are recorded prospectively in the following quarter, when the Company receives the Covidien royalty report, which is generally 60 days after the end of each quarter.

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

Inventories consist of the following (in thousands):

	December 29, 2007	March 29, 2008
Raw materials	$13,173	$15,472
Work in-process	1,956	2,066
Finished goods	7,981	8,446

Total	$23,110	$25,984

9.	Long-Term Debt

Long-term debt, excluding capital leases noted below, consists of the following (in thousands):

	December 29, 2007	March 29, 2008
Total debt	$30,771	$1,166
Less current portion of long-term debt	(11,477)	(835)

Long-term portion	$19,294	$331

As of December 29, 2007, the Company had two arrangements which allow for the financing of the equipment placed with hospitals in connection with the related long-term sensor purchase agreements. These agreements provide for an equipment line whereby some draws are collateralized by (i) equipment and (ii) either a future revenue stream associated with the long-term sensor purchase agreement or a defined repayment schedule associated with the long-term sensor purchase agreement. The related equipment securing these borrowings is recorded on the Company’s condensed consolidated financial statements as deferred cost of goods sold and is depreciated on a straight-line basis over the life of the sensor contract to which they are related. Both financing arrangements are non-recourse to the Company. In the event the hospital was unable to continue performing under the terms of the long-term sensor agreement, the Company would be required to write-down the remaining deferred cost of goods sold and the related financing obligation reflected in long-term debt. To date, no hospitals have defaulted under this program. At December 29, 2007 and March 29, 2008, the carrying value of the equipment collateralizing the borrowings were $3.4 million and $286,000, respectively. During the three months ended March 29, 2008, the Company repaid $26.7 million, or the entire amount owed, on one of these arrangements. In addition, the Company paid $168,000 in prepayment fees which are included in other non-operating income (expense). As of March 29, 2008, principal and interest payments under the remaining financing agreement was $109,000 per month based on an average interest rate of 6.5% per year.

Capital lease obligations consist of the following (in thousands):

	December 29, 2007	March 29, 2008
Capital lease obligations	$270	$266
Less current portion of capital lease obligations	(62)	(65)

Long-term portion	$208	$201

The Company currently has six capital leases related to office equipment. The interest rates on these capital leases range from 5.2% to 8.8%. These capital leases mature on various dates between December 2009 and December 2012.

10.	Cash Dividends

In March 2006, the Company declared a cash dividend of $3.365 per share, in the aggregate amount of $171.8 million, to holders of the Company’s common and preferred stock, assuming the conversion of all outstanding shares of preferred stock into an aggregate of 34,612,503 shares of common stock. During the year ended December 31, 2006, $171.4 million of this dividend declared had been paid.

In December 2006, the Company declared an additional cash dividend of $0.725 per share, in aggregate of $37.1 million to holders of the Company’s common and preferred stock, assuming the conversion of all outstanding shares of preferred stock into common stock. Of the total cash dividends declared in both March and December 2006, the Company paid in aggregate $37.2 million in the first quarter of 2007, and a total of $140,000 in the second and third quarters of 2007. No dividends were declared or paid in the fourth quarter of 2007 and first quarter of 2008. The total outstanding dividends payable balance as of March 29, 2008 is $183,000.

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

The number and weighted average exercise price of options issued and outstanding under all stock option plans, at exercise prices ranging between $1.33 and $41.18 per share, are as follows:

	Three Months Ended March 29, 2008
	Shares	Average Exercise Price
Options outstanding, beginning of period	8,321,191	$7.53
Granted	1,468,750	$31.41
Canceled	(425,232)	$14.05
Exercised	(1,153,262)	$2.95

Options outstanding, end of period	8,211,447	$12.11

Options exercisable, end of period	3,253,985	$4.10
Options available for grant, end of period	4,352,558

The weighted-average fair value of options granted was $13.35 for the three months ended March 29, 2008.

The Company applies the provisions of Staff Accounting Bulletin, or SAB, No. 107 “Share-Based Payment” and SAB No. 110, “Share-Based Payment” in its application of SFAS No. 123(R), “Share-Based Payment.” The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

	Three Months Ended
	March 31, 2007	March 29, 2008
Risk-free interest rate	4.5%	3.2%
Expected term	6.5 years	6.5 years
Estimated volatility	41.6%	36.6%
Expected dividends	0%	0%

In accordance with SFAS 123(R), the Company recorded stock-based compensation of $457,000 and $1.6 million during the three months ended March 31, 2007 and March 29, 2008, respectively.

The aggregate intrinsic value of options outstanding as of March 29, 2008 was $116.3 million. The aggregate intrinsic value of options exercisable as of March 29, 2008 was $72.3 million. The aggregate intrinsic value of options exercised during the three months ended March 29, 2008 was $32.0 million. The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The unrecognized stock based compensation as of March 29, 2008 was $39.2 million related to unvested options granted after January 1, 2006. The weighted average remaining contractual term of options outstanding as of March 29, 2008 was 7.3 years. The weighted average remaining contractual term of options exercisable as of March 29, 2008 was 5.1 years. The total fair value on the respective vesting dates of all options vesting during the three months ended March 29, 2008 was $16.6 million.

In February 2007, the Company repurchased 11,640 shares of common stock at an average price of $13.56 per share totaling $158,000 from a former employee. These shares were recorded in treasury stock and are available for reissue. The difference between the repurchase price and the original option exercise price totaled $134,000 and was recorded as operating expense during the three months ended March 31, 2007. Since this event occurred prior to the Company’s initial public offering, no public announcement regarding stock repurchase was made.

12.	Commitments and Contingencies

Leases

The Company leases its facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through December 2011. Certain facilities leases contain pre-determined price escalations. The Company recognizes the lease costs using a straight line method based on total lease payments. As of December 29, 2007 and March 29, 2008, rent expense accrued in excess of the amount paid aggregated $625,000 and $549,000, respectively, and is classified in other liabilities. The Company also leases automobiles in Europe and Japan that are classified as operating leases and expire at various dates through July 2011.

Future minimum lease payments under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands):

	As of March 29, 2008
	Operating Leases	Capital Leases	Total
2008 (balance of year)	$2,420	$59	$2,479
2009	2,556	79	2,635
2010	966	68	1,034
2011	525	54	579
2012	513	38	551
Thereafter	814	—	814

Total	$7,794	$298	$8,092

Rental expense related to operating leases for the three months ended March 31, 2007 and March 29, 2008 was $493,000 and $821,000, respectively. Included in the capital lease obligation as of March 29, 2008 was interest aggregating $32,000.

Employee Benefit Plan

In fiscal year 1996, the Company adopted the Masimo Retirement Savings Plan, or the Plan, which is a 401(k) plan covering all of the Company’s full-time U.S. employees who meet certain eligibility requirements. The Company contributes to the Plan on a discretionary basis. The Company contributed $224,000 and $302,000 to the Plan for the three months ended March 31, 2007 and March 29, 2008, respectively.

Employment Agreements

As of March 29, 2008, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary of $660,000, plus other benefits, with annual increases at the discretion of the Board of Directors. The agreement with the Company also provides for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement automatically renews on a daily basis and terminates three years from the date either party gives notice of termination to the other party.

As of March 29, 2008, the Company had an additional employment agreement with one of its key employees, which provides for an annual base salary of EUR €146,396 (approximately $231,000). The agreement also contemplates an annual bonus based on the attainment of certain revenue, profit and gross margin milestones. The agreement also contains a non-compete provision. If the Company enforces this provision following the employee’s termination of employment, the employee would be entitled to receive a lump sum payment equal to 50% of his annual base salary as of the date of his termination, which shall be paid in equal installments over the term of the non-competition period.

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

Purchase Commitments

Pursuant to contractual obligations with vendors, the Company had $21.7 and $21.3 million of purchase commitments as of December 29, 2007 and March 29, 2008, respectively. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have materials on hand to meet anticipated demands for inventory.

Concentrations of Risk

The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash deposits in government securities and money market accounts with major financial institutions. The amount of bank balances in excess of Federal Deposit Insurance Corporation limits was $86.0 million as of March 29, 2008.

While the Company and its contract manufacturers rely on sole source suppliers for certain components and contract manufacturing services, management believes that steps have been taken to minimize the impact of a shortage or stoppage of shipments, such as maintaining excess inventory and designing products that may be easily modified to use a different component. There can be no assurance that a shortage or stoppage of shipments of the materials or components or services that the Company purchases will not result in a delay in production, or adversely affect the Company’s business.

The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with Group Purchasing Organizations, or GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusive, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended March 31, 2007 and March 29, 2008, revenue from the sale of the Company’s pulse oximetry products related to GPOs amounted to $21.8 million and $30.7 million, respectively.

For the three months ended March 31, 2007, one customer represented 15.5% of the Company’s total revenue. For the three months ended March 29, 2008, one customer represented 13.3% of the total revenue. There were no other customers that represented over 10% of the total revenue.

Two customers represented 8% and 5% of accounts receivable at December 29, 2007. Two customers represented 7% and 5% of accounts receivable at March 29, 2008.

Litigation

In May 2002, the Company filed a lawsuit against Tyco Healthcare (currently Covidien), in the United States District Court for the Central District of California, alleging damage to the Company’s business as a result of the anti-competitive business practices of Tyco Healthcare. Specifically, the Company alleges that it had incurred damages as a result of a series of illegal exclusionary and anti-competitive acts by Tyco Healthcare that were designed to maintain its monopoly in the pulse oximetry market in violation of federal antitrust laws.

In March 2005, a jury found that Tyco Healthcare’s use of sole-source contracts, product bundling, market share-based compliance pricing contracts and co-marketing agreements with patient monitoring companies were unlawful restraints of trade and exclusionary dealing arrangements and, as a result, violated federal antitrust laws. The jury awarded the Company $140 million in damages. Under the antitrust laws, if the jury verdict is sustained in whole or in part, all damages are trebled. Tyco Healthcare filed post-trial motions requesting that the District Court either override the jury decision or grant a new trial. In March 2006, the District Court upheld a portion of the jury verdict and vacated the remaining verdict. In addition, the District Court vacated the jury’s damages award and granted Tyco Healthcare a new trial on damages. As a result, the Company may not receive any damages in this lawsuit. The District Court held an evidentiary hearing in October 2006 to re-try the damages. On January 25, 2007, the District Court issued a preliminary ruling which did not set damages, but resolved some issues of dispute about damages, and ordered another evidentiary hearing on issues still undecided by the District Court. The District Court held this evidentiary hearing in March 2007. On July 2, 2007, the District Court entered its final judgment awarding the Company damages which were trebled to $43.5 million and denying the Company’s request for a permanent injunction with respect to Tyco Healthcare’s business practices found to be anti-competitive. The Company and Tyco Healthcare have each filed a notice of appeal from the judgment. The Company filed its opening brief on December 17, 2007 with the United States Court of Appeals for the 9th Circuit. On December 27, 2007, the Consumer Federation of America and Medical Device Manufacturers Association filed an Amicus brief supporting Masimo. Tyco filed its opposition and appeal brief on March 3, 2008. A group of law professors filed an Amicus brief supporting Tyco on March 10, 2008. Even if the Company is ultimately awarded damages in this litigation, the amount will be subject to a 50% legal fee contingency agreement, in which case the Company would receive 50% of the net (of costs) proceeds from the award. Even though most of the legal expenses to date have been on a contingency basis, the Company expects to incur expenses related to the appellate work, which will be reported as operating expense within the Company’s statements of income.

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

On February 19, 2008, the Company brought a lawsuit against Respironics, Inc. for breach of contract, breach of the covenant of good faith and fair dealing, and interference with prospective economic advantage, based on a January 16, 2006, contract between Respironics and the Company. On April 7, 2008, Respironics filed a demurrer seeking to dismiss the lawsuit on the grounds that the Company’s complaint fails to state sufficient facts to constitute valid claims. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.

On October 1, 2007, the Company filed a lawsuit in the United States District Court, Central District of California, against Gregory Jay and P2Lethlogics, LLC, seeking a declaratory judgment that its pulse oximeters do not infringe a patent of Gregory Jay and/or P2Lethlogics. Dr. Jay had made allegations that the Company’s new parameter, Pleth Variability Index, offered as an option in its pulse oximeters, infringes these patents. On October 17, 2007, P2Lethlogics, LLC, filed a lawsuit in the United States District Court, District of Massachusetts, alleging that the Company’s products, including but not limited to, its Rainbow pulse oximeters infringe the same patent. Pursuant to a stipulation between the parties, the lawsuits filed by the Company and P2Lethlogics were dismissed in their entirety on February 14, 2008.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it currently is not a party to any legal proceedings which, individually or in the aggregate, would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Voluntary Recall

On July 31, 2007, the Company determined to initiate a voluntary recall of its Rad-9 pulse oximeter, a standalone bedside pulse oximeter product, sales of which represented less than 0.4% and 0.3 % of the Company’s product revenue in the three months ended March 31, 2007 and the three months ended March 29, 2008, respectively. In accordance with its original design and similar to other pulse oximeter devices, the Rad-9 gives a visual alarm if there is a sensor fault; under other circumstances, the Rad-9 gives both a visual and audio alarm. In late 2006, the Company sent notice to owners of the Rad-9 that a free upgrade was available to add an audio alarm to the Rad-9 when a sensor fault is detected. The Company decided to voluntarily recall the Rad-9 to implement this upgrade. The Company does not believe that a non-upgraded Rad-9 poses a significant risk to health. The Company decided to voluntarily recall the Rad-9 because it believes it has the possibility of improving the care of patients. This decision follows a customer report that an elderly patient, who may have damaged her pulse oximeter sensor, had died after removing her tracheostomy tube. Based on what is currently known, the Rad-9 appears to have been operating in accordance with its specifications. The Company had estimated that the total costs resulting from this voluntary recall would be approximately $300,000, although this was an estimate and the actual costs could differ. The Company incurred this charge in the quarter ending September 29, 2007. As of March 29, 2008, the Company has incurred actual repair costs of approximately $223,000 and expects to incur an additional $77,000 for units not yet repaired. Any future recall could result in a diversion of management resources, substantial cost and negative publicity, all of which could adversely affect the Company’s business, financial condition and results of operations.

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

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands):

	Three Months Ended
	March 31, 2007		March 29, 2008
Geographic Area by Destination
North and South America	$35,779	78%	$46,009	77%
Europe, Middle East and Africa	6,501	14	9,032	15
Asia and Australia	3,484	8	4,632	8

Total product revenues	$45,764	100%	$59,673	100%

Sales to customers located in the United States were $34.6 million and $44.8 million for the three months ended March 31, 2007 and March 29, 2008, respectively.

14.	Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” or FIN 48, which became effective on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of FIN 48 on January 1, 2007 resulted in an increase to the Company’s accumulated deficit of $618,000. As of March 29, 2008, the balance of the gross unrecognized tax benefit was $3.4 million, of which $2.2 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. The remaining balance relates to timing differences, of which the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility. It is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months by $197,000 primarily related to certain timing differences.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. For the three months ending March 29, 2008, the Company had accrued $69,000 for interest.

The Company conducts business in multiple jurisdictions, and as a result, one or more of the Company’s subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. Due to the existence of net operating loss carryforwards, all years since 1994 are open for examination by major taxing authorities.

The provision for income taxes was $6.1 million and $5.6 million, or an effective tax rate of 40.0% and 39.0% for the three months ended March 31, 2007 and March 29, 2008, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state taxes and permanent differences between pre-tax income for financial reporting purposes and taxable income.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K, which we filed with the SEC on March 4, 2008. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a global medical technology company that develops, manufactures and markets non-invasive patient monitoring products that improve patient care. We invented Masimo SET, which provides the capabilities of measure-through-motion-and-low-perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. Pulse oximetry is the non-invasive measurement of the oxygen saturation level of arterial blood, or the blood that delivers oxygen to the body’s tissues, and pulse rate. Conventional pulse oximetry is subject to technological limitations that reduce its effectiveness and the quality of patient care. In particular, when using conventional pulse oximetry, arterial blood signal recognition can be distorted by motion artifact, or patient movement, and low perfusion, or low arterial blood flow. Low perfusion can also cause the failure of the conventional pulse oximeter to obtain an accurate measurement. Conventional pulse oximetry readings can also be impacted by bright light and electrical interference from the presence of electrical surgical equipment. Published independent research shows that over 70% of the alarms were false outside the operating room using conventional pulse oximetry. Our Masimo SET platform has significantly addressed many of the previous technology limitations. The benefits of Masimo SET have been validated in over 100 independent clinical and laboratory studies.

We market a family of patient monitoring solutions which incorporate a monitor or circuit board and consumables, including both proprietary single-patient use and reusable sensors and cables. In addition, we offer a remote-alarm/monitoring solution, software and other accessories. Although our Masimo SET platform is only operable with our proprietary sensors, our sensors have the capability to work with certain competitor pulse oximeters through the use of our adapter cables. In 2005, we launched our Masimo Rainbow SET Pulse CO-Oximetry platform utilizing licensed Rainbow technology from Masimo Laboratories, Inc., or Masimo Labs, which enables the non-invasive measurement of not only arterial blood oxygen saturation level and pulse rate, but also carboxyhemoglobin, or carbon monoxide levels in the blood, and methemoglobin saturation levels in the blood. Along with the release of our Masimo Rainbow SET Pulse CO-Oximetry products, we have developed multi-wavelength sensors that have the ability to monitor multiple measurements with a single sensor. In late February 2008, we introduced non-invasive, continuous measurement of total hemoglobin, subject to clearance from applicable regulatory agencies.

We are continuing the research and development of products for the non-invasive measurement of other measurements based on the Masimo Rainbow SET platform. Included in this development are products for acoustic respiratory monitoring (ARM). Although we plan to continue to research, innovate and develop new technologies and products, we are unable to predict which potential measurements can be achieved, the time and cost to complete development, and ultimately whether we will have any additional measurements approved by the U.S. Food and Drug Administration, or FDA, or other regulatory agencies.

The building of our installed base of pulse oximeters and circuit boards generates recurring sales of our consumables, primarily single-patient use sensors. A user of one of our pulse oximeters or our OEMs’ pulse oximeters can obtain the benefit of the Masimo SET or Masimo Rainbow SET only by using our proprietary sensors that are designed for our system. We estimate that our worldwide installed base was approximately 491,000 units as of March 29, 2008, up from 399,000 units as of March 31, 2007. We estimate our installed base to be the number of bedside pulse oximeters and circuit boards that we have shipped in the past seven years.

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

Masimo Laboratories

Masimo Labs is an independent entity spun off from us to our stockholders in 1998. We are a party to a cross-licensing agreement with Masimo Labs, which was amended and restated effective January 1, 2007, or the Cross-Licensing Agreement, that governs each party’s rights to certain of the intellectual property held by the two companies.

Under the Cross-Licensing Agreement, we granted Masimo Labs an exclusive, perpetual and worldwide license, with sublicense rights to use all Masimo SET owned by us, including all improvements on this technology, for the measurement of non-vital signs measurements and to develop and sell devices incorporating Masimo SET for monitoring non-vital signs measurements in any product market in which a product is intended to be used by a patient or pharmacist rather than a professional medical caregiver, which we refer to as the Labs Market. We also granted Masimo Labs a non-exclusive, perpetual and worldwide license, with sublicense rights to use all Masimo SET for the measurement of vital signs in the Labs Market.

We exclusively license from Masimo Labs the right to make and distribute products in the professional medical caregiver markets, or the Masimo Market, that utilize Rainbow technology for the measurement of carbon monoxide, methemoglobin, fractional arterial oxygen saturation, and total hemoglobin, which includes hematocrit. To date, we have developed and commercially released devices that measure carbon monoxide and methemoglobin using licensed Rainbow technology. We also have the option to obtain the exclusive license to make and distribute products that utilize Rainbow technology for the measurement of other non-vital signs measurements, including blood glucose, in product markets where the product is intended to be used by a professional medical caregiver.

Pursuant to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51,” or FIN 46(R), Masimo Labs is consolidated within our financial statements for all periods presented. Accordingly, all royalties, option and license fees and other charges between us and Masimo Labs have been eliminated in the consolidation. For the foreseeable future, we anticipate that we will continue to consolidate Masimo Labs pursuant to the guidance set forth in FIN 46(R); however, in the event that Masimo Labs secures additional external financing or is no longer financially dependent upon us, we may discontinue consolidating Masimo Labs.

Results of Operations

The following tables provide a comparison of our earnings per share calculated under Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, or EITF 03-6, and SFAS No. 128 “Earnings per Share”, in accordance with GAAP and the non-GAAP if-converted method based upon SFAS No. 128. The non-GAAP if-converted method assumes conversion of all shares of our preferred stock into common stock as of December 31, 2006.

Upon closing of the Company’s initial public offering on August 13, 2007, all of the outstanding convertible preferred shares were converted into common shares. Therefore, subsequent to this stock conversion the Company uses the if-converted method under SFAS No. 128 to calculate earnings per share. Accordingly, for the three months ended March 29, 2008, the Company calculated net income per share using the if-converted method for the entire period while the two-class method was used for the entire period ended March 31, 2007.

We believe that the following non-GAAP earnings per share information is relevant and useful information that can be used by analysts, investors and other interested parties to assess our performance on a comparable basis to future reported earnings per share. Accordingly, we are disclosing this information to permit additional analysis of our performance (in thousands, except share data):

	As Reported		Non-GAAP
	Three months ended March 31, 2007	Three months ended March 29, 2008	Three months ended March 31, 2007	Three months ended March 29, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income attributable to common stockholders:
Net income - two class method	$9,097	NA
Accretion of preferred stock	(1,956)	NA
Income attributable to preferred stockholders	(4,828)	NA

Net income attributable to common stockholders	$2,313	NA

Basic net income per common share:
Weighted average common shares outstanding – two class method	16,592,163	NA

Basic earnings per share for period during which two classes of equity securities were outstanding	$0.14	NA

Net income for period during which single class of equity securities was outstanding	NA	$8,791	$9,097	$8,791

Weighted average common shares outstanding – single class	NA	55,109,018	51,204,665	55,109,018

Basic net income per share for period during which single class of equity securities was outstanding	NA	$0.16

Basic net income per common share	$0.14	$0.16	$0.18	$0.16

Diluted net income per common share:
Weighted average common shares outstanding – two class method	16,592,163	NA
Diluted common share equivalent: stock options	4,070,367	NA

	20,662,530	NA

Diluted earnings per share for period during which two classes of equity securities were outstanding	$0.11	NA

Net income for period during which single class of equity securities was outstanding	NA	8,791	$9,097	$8,791

Weighted average common shares outstanding – single class	NA	55,109,018	51,204,665	55,109,018
Diluted common share equivalent: stock options	NA	4,815,323	4,070,368	4,815,323

	NA	59,924,341	55,275,033	59,924,341

Diluted net income per share for period during which single class of equity securities was outstanding	NA	$0.15

Diluted net income per common share	$0.11	$0.15	$0.16	$0.15

The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages).

	Three months ended
	March 31, 2007	% of Revenue	March 29, 2008	% of Revenue
Revenue:
Product	$45,764	77.6%	$59,673	83.9%
Royalty and license fee	13,190	22.4	11,437	16.1

Total revenue	58,954	100.0	71,110	100.0
Cost of goods sold	16,901	28.7	21,121	29.7

Gross profit	42,053	71.3	49,989	70.3
Operating expenses:
Research and development	5,454	9.3	6,298	8.9
Selling, general and administrative	21,402	36.3	29,529	41.5
Antitrust litigation	10	—	168	0.2

Total operating expenses	26,866	45.6	35,995	50.6

Operating income	15,187	25.7	13,994	19.7
Non-operating income (expense):
Interest income	355	0.6	959	1.3
Interest expense	(427)	(0.7)	(643)	(0.9)
Other	41	0.1	103	0.1

Total non-operating income (expense)	(31)	—	419	0.5

Income before provision for income taxes	15,156	25.7	14,413	20.3
Provision for income taxes	6,059	10.3	5,622	7.9

Net income	9,097	15.4	8,791	12.4
Accretion of preferred stock	(1,956)	(3.3)	—	—
Undistributed income attributable to preferred stockholders	(4,828)	(8.2)	—	—

Net income attributable to common stockholders	$2,313	3.9%	$8,791	12.4%

Comparison of the Three Months ended March 29, 2008 to the Three Months ended March 31, 2007

Revenue. Total revenue increased $12.1 million, or 20.6%, to $71.1 million for the three months ended March 29, 2008 from $59.0 million for the three months ended March 31, 2007.

Product revenues increased $13.9 million, or 30.4%, to $59.7 million in the three months ended March 29, 2008 from $45.8 million for the three months ended March 31, 2007. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters which totaled 491,000 units at March 29, 2008 up from 399,000 units at March 31, 2007. Revenue generated through our direct and distribution sales channels increased $11.7 million, or 35.1%, to $45.0 million for the three months ended March 29, 2008 compared to $33.3 million for the three months ended March 31, 2007. During the three months ended March 29, 2008 revenues from our OEM channel increased $2.2 million, or 17.7%, to $14.6 million from $12.4 million in the three months ended March 31, 2007. Contributing to the increase in our direct and distribution sales channel revenue was our Rainbow technology product revenues which increased 104.1%, or approximately $1.4 million, to $2.7 million in the three months ended March 29, 2008, from $1.3 million in the three months ended March 31, 2007.

Our royalty and license fee revenue decreased $1.8 million, to $11.4 million in the three months ended March 29, 2008 from $13.2 million in the three months ended March 31, 2007, primarily due to a lower royalty rate associated with our 2006 settlement agreement with Covidien. For the three months ended March 31, 2007, our reported Covidien royalties are based upon Covidien’s actual reported U.S. pulse oximeter sales for that period. For the three months ended March 29, 2008, our reported Covidien royalties are based upon an estimate of Covidien’s U.S. pulse oximeter sales for that period and the contractual royalty rate as prescribed by the 2006 settlement agreement.

Cost of Goods Sold. Cost of goods sold increased 25.0% to $21.1 million in the three months ended March 29, 2008 from $16.9 million in the three months ended March 31, 2007. Total gross profit margin decreased to 70.3% for the three months ended March 29, 2008 from 71.3% for the three months ended March 31, 2007. This decline in total gross margin was due to the impact of the $1.8 million year over year decline in Covidien royalty revenues which have no related cost of goods sold. In the three months ended March 29, 2008, product gross profit margin rose to 64.6% from 63.1% in the comparable prior year period due to increased sales of Rainbow related products, greater sensor sales and improvements in manufacturing efficiencies related to higher production volumes. We incurred $875,000 and $789,000 in Masimo Lab’s royalty expenses for the three months ended March 29, 2008 and March 31, 2007, respectively, which, in accordance with FIN 46(R), have been eliminated in our condensed consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 63.1% and 61.3% for the three months ended March 29, 2008 and March 31, 2007, respectively.

Research and Development. Research and development expenses increased 15.5% to $6.3 million for the three months ended March 29, 2008, from $5.5 million for the three months ended March 31, 2007. The increase was primarily due to increased payroll and payroll related costs associated with increased research and development staffing levels which rose to 126 at March 29, 2008 from 115 at March 31, 2007. We also incurred $478,000 and $259,000, respectively, of Masimo Lab’s engineering expenses, which, in accordance with FIN 46(R), have been included in our condensed consolidated financial statements for the periods presented.

Selling, General and Administrative. Selling, general and administrative expenses increased $8.1 million, or 38.0% to $29.5 million for the three months ended March 29, 2008 from $21.4 million in the three months ended March 31, 2007. The increase was primarily due to a $4.4 million increase in payroll and payroll related costs consistent with an increase in staffing from 305 at March 31, 2007 to 376 at March 29, 2008. In addition to the increased staffing levels, marketing related tradeshow expense increased by $1.4 million due to an increase in the number of tradeshows we attended and legal expenses increased by approximately $750,000 due to a combination of higher patent litigation expense and general legal expense associated with being a public company. We also incurred a net $102,000 and $5,000, respectively of Masimo Lab’s administrative expenses, which, in accordance with FIN 46(R), have been included in our condensed consolidated financial statements for the periods presented.

Antitrust Litigation. Litigation expense resulting from our antitrust lawsuit against Tyco Healthcare (currently Covidien) increased to $168,000 for the three months ended March 29, 2008 from $10,000 for the three months ended March 31, 2007. This increase was due to additional expense related to the continuation of the appeals process which began in the first quarter of 2007.

Non-Operating Income (expense). Non-operating income was $419,000 for the three months ended March 29, 2008, compared to $31,000 of expense for the three months ended March 31, 2007. This change was primarily due to an increase in interest income of $604,000, resulting from higher cash balances during the three months ended March 29, 2008 as compared to the three months ended March 31, 2007.

Provision for Income Taxes. Our provision for income taxes was $5.6 million, or an effective tax rate of 39.0%, for the three months ended March 29, 2008, compared to $6.1 million or an effective tax rate of 40.0%, for the three months ended March 31, 2007. This decrease in the provision was primarily due to a decrease in our taxable income for the three months ended March 29, 2008 as compared to the three months ended March 31, 2007. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state taxes, and permanent differences between pre-tax income for financial reporting purposes and taxable income.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the sale of equity securities. Through March 29, 2008, we have raised $81.7 million through seven preferred stock private equity financings, approximately $47.8 million from our August 2007 initial public offering and $20.3 million from the exercise of stock options. As of March 29, 2008, we had cash and cash equivalents of $86.3 million.

Under the terms of our patent litigation settlement with Covidien, Covidien paid us $263.0 million for damages incurred through January 2006 and made an advance royalty payment to us of $67.5 million related to sales of Covidien’s products for the remainder of 2006. In total, we received $330.5 million in cash from Covidien through December 2006. In March 2006 and December 2006, we declared dividends in the aggregate amount of approximately $208.9 million to holders of our stock, of which $10.8 million was for related parties. In addition, in March 2006 and March 2007, we made special bonus payments in the aggregate amount of approximately $11.7 million to our employees and directors who held vested stock options as of March 1, 2006. The majority of these cash dividends and special bonus payments were made from the after-tax proceeds that we received from our settlement with Covidien and interest earned thereon. In the future, we do not intend to distribute any royalties received from Covidien under the settlement agreement to our stockholders or our option holders.

Cash Flows from Operating Activities. Cash provided by operating activities was $17.6 million in the three months ended March 29, 2008. The source of cash consists primarily of net income of $8.8 million, a net tax benefit of $3.2 million relating to employee stock option exercises, an increase in deferred revenue of $4.0 million due to the continued growth of our business, a decrease in royalties receivable of $2.5 million consistent with the change in Covidien royalties earned, an increase in accounts payable of $2.2 million, and a decrease in prepaid taxes of $1.8 million which were applied to income tax liabilities generated in the period. These increases were offset partially by an increase in inventory of $3.2 million to meet the increasing demand for our products, an increase in accounts receivable of $2.8 million due to the growth of our business, and a decrease in accrued compensation of $2.3 million due to timing of disbursements.

In the three months ended March 31, 2007, cash used in operating activities was $4.4 million. This consisted primarily of net income of $9.1 million, an increase in accounts payable of $3.9 million and an increase in income taxes payable of $3.1 million, both due to growth in our business and timing of payments. Deferred revenue increased $2.4 million as a result of the continued growth in our business. These sources of cash were offset by uses of cash including an increase in royalties receivable of $11.8 million, which were prepaid in 2006 in accordance with the Covidien settlement agreement and an increase in accounts receivable of $5.6 million due to growth in our business and timing of cash collections. In addition, accrued compensation decreased by $3.6 million due to the timing of bonus and commission payments and deferred cost of goods sold increased $3.4 million due to the increase in equipment placed at hospitals under long term sensor purchase agreements.

Cash Flows from Investing Activities. Cash used in investing activities for the three months ended March 29, 2008 was $1.8 million consisting of $1.2 million of property and equipment purchases related primarily to assets to support our manufacturing operations and $570,000 for the increase in intangible assets related to capitalized patent related expenses. Cash used in investing activities for the three months ended March 31, 2007 was $1.6 million consisting primarily of $1.3 million of property and equipment purchases related to our manufacturing activties and $335,000 for the increase in intangible assets related to the capitalization of patent related expenses.

Cash Flows from Financing Activities. Cash used by financing activities for the three months ended March 29, 2008 was $26.1 million. This total net use was the result of our decision in March 2008 to repay approximately $26.7 million in long term debt related to the financing of equipment placed at hospitals. In total, we repaid $29.6 million of long term debt in the three month period ended March 29, 2008. These total debt repayments were partially offset by $3.4 million of proceeds from stock option exercises.

Cash used in financing activities for the three months ended March 31, 2007 was $26.4 million. This use of cash was primarily related to the payment of $37.2 million in dividends and the repayment of long term debt of $1.9 million. Partially offsetting this net use of cash was $12.6 million of proceeds from borrowings related to equipment financing.

Future Liquidity Needs. In addition to funding our working capital requirements, we anticipate our primary use of cash to be the equipment that we provide to hospitals under our long-term sensor purchase agreements. We anticipate additional capital purchases related to expanding our worldwide manufacturing capability as well as additional investments in productivity enhancing tools. Our focus on international expansion will also require additional investments in facilities and infrastructure in North and South America, Europe, Japan and Asia. The amount and timing of our actual investing activities will vary significantly depending on numerous factors, such as the progress of our product development efforts, our timetable for international sales and marketing expansion and both domestic and international regulatory requirements. Despite these capital investment requirements, we anticipate that our existing cash and cash equivalents, including the proceeds we received from our recently completed initial public offering, will be sufficient to meet our working capital requirements, capital expenditures, and operations for at least the next 12 months.

Current Financing Arrangements. As of December 29, 2007, we had two long term borrowings that allowed for the financing of the equipment placed with hospitals in connection with the related long-term sensor purchase agreements. In March 2008, we repaid $26.7 million, or the entire then outstanding balance, on one of the arrangements. This is a non-recurring event and is not expected to occur in the future. In addition, the Company paid $168,000 in prepayment fees which are included in other non-operating income (expense). Therefore, as of March 29, 2008, we had only one remaining financing arrangement with an outstanding balance of $1.2 million. As of March 29, 2008, principal and interest payments under this remaining financing agreement are $109,000 per month based on an average interest rate of 6.5%.

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K filed with the SEC on March 4, 2008. There have been no material changes in any of our accounting policies since December 29, 2007.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), or SFAS No. 141(R), “Business Combinations”. SFAS No.141(R) provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. If the Company consummates any acquisitions after December 2008, the purchase accounting treatment could result in a material difference from current accounting treatment.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, or SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No.160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, or SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. This Statement enhances the disclosure requirements for derivative instruments and hedging activities, and thereby improves the transparency of financial reporting. SFAS No.161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our outstanding debt instruments. Our risk associated with fluctuation to interest expense is limited to our outstanding term loans and financing arrangements, which have fixed interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at March 29, 2008. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.

Foreign Currency Exchange Rate Risk

A majority of our assets and liabilities are maintained in the United States in U.S. dollars and our sales and expenditures are transacted in U.S. dollars. The expenses and capital spending of our foreign entities are transacted in the respective country’s local currency and are subject to foreign exchange rate risk. In particular, we are exposed to foreign currency risk related to our international operations, including foreign denominated intercompany receivables and payables. Our foreign currency transactions are translated into U.S. dollars at prevailing rates and gains or losses resulting from foreign currency transactions are included in current period income or loss as incurred. Our foreign entities’ balance sheets are translated in U.S. dollars at the month end spot rates and the statements of income and cash flows using the average exchange rate for the periods and any foreign exchange gain or loss is included in equity as a component of accumulated other comprehensive income (loss). Historically, we have not engaged in foreign currency hedging transactions. We estimate that a 10% change in the ending foreign exchange rates would not have resulted in a material change to our net income during the three months ended March 29, 2008. As our foreign operations continue to grow, our exposure to foreign currency risk may become more significant.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the periods presented, and we do not anticipate that it will have a material adverse effect in the future.

Item 4(T).	Controls and Procedures

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 19, 2008, we brought a lawsuit against Respironics, Inc. for breach of contract, breach of the covenant of good faith and fair dealing, and interference with prospective economic advantage, based on a January 16, 2006, contract between Respironics and us. On April 7, 2008, Respironics filed a demurrer seeking to dismiss the lawsuit on the grounds that our complaint fails to state sufficient facts to constitute valid claims. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.

On October 1, 2007, we filed a lawsuit in the United States District Court, Central District of California, against Gregory Jay and P2Lethlogics, LLC, seeking a declaratory judgment that our pulse oximeters do not infringe a patent of Gregory Jay and/or P2Lethlogics. Dr. Jay had made allegations that our new parameter, Pleth Variability Index, offered as an option in our pulse oximeters, infringes these patents. On October 17, 2007, P2Lethlogics, LLC, filed a lawsuit in the United States District Court, District of Massachusetts, alleging that our products, including but not limited to, our Rainbow pulse oximeters infringe the same patent. Pursuant to a stipulation between the parties, the lawsuits filed by us and P2Lethlogics were dismissed in their entirety on February 14, 2008.

From time to time, we are involved in legal proceedings in the ordinary course of business. Other than the proceedings described above and in our Annual Report on Form 10-K for the year ended December 29, 2007, we are not currently involved in any material legal proceedings.

Item 1A.	Risk Factors

Before you decide to invest or maintain an interest in our common stock, you should consider carefully the risks described below, which have been updated since the filing of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2008, in their entirety, together with the other information contained in this Quarterly Report on Form 10-Q. We believe the risks described below are the risks that are material to us as of the date of this Quarterly Report on Form 10-Q. If any of the following risks comes to fruition, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K.

Risks Related to Our Business

We currently derive substantially all of our revenue from our Masimo SET platform and related products. If this technology and the related products do not continue to achieve market acceptance, our business, financial condition and results of operations would be adversely affected.

We are dependent upon the success and market acceptance of our proprietary Masimo SET. Currently, our primary product offerings are based on the Masimo SET platform. Continued market acceptance of products incorporating Masimo SET will depend upon our ability to continue to provide evidence to the medical community that our products are cost-effective and provide significantly improved performance compared to conventional pulse oximeters. Health care providers that currently have significant investments in competitive pulse oximetry products may be reluctant to purchase our products. If hospitals and other health care providers do not believe our Masimo SET platform to be cost-effective, more accurate or reliable, they may not buy our products in sufficient quantities to enable us to be profitable. If we are unable to achieve additional market acceptance of our core technology or products incorporating Masimo SET, we will not generate significant revenue growth from the sale of our products.

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

We believe that the success of our business depends, in significant part, on obtaining patent protection for our products and technology, defending our patents once obtained and preserving our trade secrets. We were previously involved in significant litigation to protect our patent position and may be required to engage in further litigation. In 2006, we settled a costly, six-year lawsuit against Mallinckrodt, Inc., now a part of Covidien Ltd. (formerly Tyco Healthcare), and one of its subsidiaries, Nellcor Puritan Bennett, Inc., in which we claimed that Covidien was infringing certain of our pulse oximetry signal processing patents. We believe that other competitors of ours, including some of our OEM partners, may be infringing at least one of our patents. Our failure to pursue any potential claim could result in the loss of our proprietary rights and harm our position in the marketplace. Therefore, we may be forced to pursue litigation to enforce our rights. We cannot be certain that we will have the required financial resources to pursue litigation or otherwise to protect these rights in the future. In addition, any future litigation could result in the diversion of management’s attention from the implementation of our business strategy and may not be adequate to protect our intellectual property rights.

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

Much of our growth may come from the introduction and sale of new products, which may result in a greater frequency of recalls. From our inception through March 29, 2008, we initiated three voluntary recalls of our products, none of which was material. Each of these recalls was reported to the FDA within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.

On July 31, 2007, we determined to initiate a voluntary recall of our Rad-9 pulse oximeter, a standalone bedside pulse oximeter product, sales of which represented less than 0.4% and 0.3% of our product revenue in the three months ended March 31, 2007 and March 29, 2008, respectively. In accordance with its original design and similar to other pulse oximeter devices, the Rad-9 gives a visual alarm if there is a sensor fault; under other circumstances, the Rad-9 gives both a visual and audio alarm. In late 2006, we sent notice to owners of the Rad-9 that a free upgrade was available to add an audio alarm to the Rad-9 when a sensor fault is detected. We decided to voluntarily recall the Rad-9 to implement this upgrade. We do not believe that a non-upgraded Rad-9 poses a significant risk to health. We decided to voluntarily recall the Rad-9 because we believe it has the possibility of improving the care of patients. This decision follows a customer report that an elderly patient, who may have damaged her pulse oximeter sensor, had died after removing her tracheostomy tube. Based on what is currently known, the Rad-9 appears to have been operating in accordance with its specifications. We submitted an MDR with the FDA on this event on August 3, 2007. As of March 29, 2008, we estimate that the remaining total costs resulting from this voluntary recall will be approximately $77,000, although this is an estimate and the actual cost may differ. Any future recall could result in a diversion of management resources, substantial cost and negative publicity, all of which could adversely affect our business, financial condition and results of operations.

Our ability to commercialize products that incorporate Masimo SET or Rainbow technology is limited.

In May 1998, we created a newly-formed entity, Masimo Laboratories, Inc., or Masimo Labs, and provided it rights to use Masimo SET to commercialize non-vital signs monitoring applications while we retained the rights to Masimo SET to commercialize vital signs monitoring applications. On May 2, 1998, we entered into a cross-licensing agreement with Masimo Labs, which has been amended several times, most recently in an Amended and Restated Cross-Licensing Agreement, effective January 1, 2007, or the Cross-Licensing Agreement. Under the Cross-Licensing Agreement, we granted Masimo Labs:

•

an exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET owned by us, including all improvements on this technology, for the measurement of non-vital signs measurements and to develop and sell devices incorporating Masimo SET for monitoring non-vital signs measurements in any product market in which a product is intended to be used by a patient or pharmacist rather than by a professional medical caregiver, which we refer to as the Labs Market, and

•	a non-exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET for measurement of vital signs in the Labs Market.

Non-vital signs measurements consist of body fluid constituents other than vital signs measurements, including but not limited to carbon monoxide, methemoglobin, blood glucose, total hemoglobin and bilirubin.

Under the Cross-Licensing Agreement, we are only permitted to sell devices utilizing Masimo SET for the measurement of non-vital signs measurements in markets where the product is intended to be used by a professional medical caregiver, including but not limited to hospital caregivers and emergency medical services, or EMS, facility caregivers, rather than by a patient or pharmacist, which we refer to as the Masimo Market. Accordingly, our ability to commercialize new products, new or improved technologies and additional applications for Masimo SET is limited. In particular, our inability to expand beyond the Masimo Market may impair our growth and adversely affect our financial condition and results of operations.

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

Under the Cross-Licensing Agreement, when we develop improvements to Masimo SET for the non-invasive measurement of non-vital signs measurements, we would be required to assign these developments to Masimo Labs and then license the technology back from Masimo Labs in consideration for a license fee and royalty obligations to Masimo Labs. Therefore, any improvement to this technology would be treated as if it had been developed exclusively by Masimo Labs. In addition, we will not be reimbursed by Masimo Labs for our expenses relating to the development of any such technology. As a result of these terms, we may not generate any revenue from the further development of Masimo SET for the measurement of non-vital signs measurements, which could adversely affect our business, financial condition and results of operations.

In the event that the Cross-Licensing Agreement is terminated for any reason, or Masimo Labs grants a license to Rainbow technology to a third party, our business would be materially and adversely affected.

Masimo Labs owns all of the proprietary rights to Rainbow technology developed with our proprietary Masimo SET for products intended to be used in the Labs Market, and all rights for any non-vital signs measurement for which we do not exercise an option pursuant to the Cross-Licensing Agreement. In addition, Masimo Labs has the right to terminate the Cross-Licensing Agreement or grant licenses covering Rainbow technology to third parties if we breach certain terms of the agreement, including failure to meet our minimum royalty payment obligations or failure to use commercially reasonable efforts to develop or market products incorporating licensed Rainbow technology. If we lose our exclusive license to Rainbow technology, we may not be able to develop comparable technology or license similar technology on commercially favorable terms or at all, and we would lose the ability to prevent others from making, using, selling or importing products using Rainbow technology in our market. As a result, we would likely be subject to increased competition within our market, and Masimo Labs or competitors who obtain a license to Rainbow technology from Masimo Labs would be able to offer related products.

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

The Cross-Licensing Agreement requires us to pay Masimo Labs a royalty for all products that we sell which include their proprietary Rainbow technology. This includes hand-held, table-top and multi-measurement products that incorporate licensed Rainbow technology. Beginning in 2009, for hospital contracts where we place equipment and enter into a sensor contract, we will pay a royalty to Masimo Labs on the total sensor contract revenues based on the ratio of Rainbow enabled devices to total devices. The agreement also requires that we provide to Masimo Labs, at its request, up to 10% of our annual board and sensor production volume at our total manufactured cost. In addition to these specific royalty and product obligations, our Cross-Licensing Agreement requires that we pay Masimo Labs specific annual minimum royalty payments.

While the payment of royalties for enabled Rainbow measurements should not have a negative impact on our overall margins, the minimum annual royalties will have a negative impact to the extent that we do not generate sufficient Rainbow product revenues to offset the minimum royalties owed to Masimo Labs. In addition, the requirement for us to provide Masimo Labs with up to 10% of our board and sensor production at our manufactured cost will, if requested by Masimo Labs, have a negative impact on our gross margins.

Rights provided to Masimo Labs in the Cross-Licensing Agreement may impede a change in control of our company.

In the event we undergo a change in control, which, as defined in the Cross-Licensing Agreement, includes the resignation or termination of Joe E. Kiani from his position of Chief Executive Officer of either Masimo or Masimo Labs, we are required to immediately pay a $2.5 million fee to exercise an option to license technology developed by Masimo Labs for use in blood glucose monitoring. Additionally, our per product royalties payable to Masimo Labs will become subject to specified minimums, and the minimum aggregate annual royalties for all licensed Rainbow measurements payable to Masimo Labs will increase to up to $15.0 million for carbon monoxide, methemoglobin, fractional arterial oxygen saturation, total hemoglobin and blood glucose, plus up to $2.0 million per other Rainbow measurements. Also, if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark following a change in control, all rights to the “Masimo” trademark will automatically be assigned to Masimo Labs. This could delay or discourage transactions involving an actual or potential change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current prices. In addition, our requirement to assign all future improvements for non-vital signs to Masimo Labs could impede a change in control.

Masimo Labs has conducted most of the research and development of Rainbow technology and we are dependent upon Masimo Labs to develop improvements to Rainbow technology.

Masimo Labs has conducted the research and development of Rainbow technology. Although we expect Masimo Labs to continue its research and development activities related to Rainbow technology and specific non-invasive monitoring measurements, including blood glucose and total hemoglobin, no assurance can be given that it will do so. In the event Masimo Labs does not continue to develop and improve Rainbow technology, our business, financial condition and results of operations could be adversely affected.

We will experience conflicts of interest with Masimo Labs with respect to business opportunities and other matters. *

Prior to our initial public offering in August 2007, our stockholders owned approximately 99% of the outstanding shares of capital stock of Masimo Labs and we believe that as of March 29, 2008, a number of stockholders of Masimo Labs continued to own shares of our common stock. In addition, Joe E. Kiani and Jack Lasersohn, members of our board of directors, are also members of the board of directors of Masimo Labs. Joe E. Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Masimo Labs. Due to the interrelated nature of Masimo Labs with us, conflicts of interest will arise with respect to transactions involving business dealings between us and Masimo Labs, potential acquisitions of businesses or products, development of products and technology, the sale of products, markets and other matters in which our best interests and the best interests of our stockholders may conflict with the best interests of the stockholders of Masimo Labs. We cannot assure you that any conflict of interest will be resolved in our favor, or that with respect to our transactions with Masimo Labs we will negotiate terms that are as favorable to us as if such transactions were with an unaffiliated third party.

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

The loss of any large customer or any cancellation or delay of a significant purchase by a large customer could reduce our net sales and harm our operating results. *

For the three months ended March 29, 2008, one customer represented 13.3% of our total revenues. We also have a concentration of OEM, distribution and direct customers. If, for any reason, we were to lose our ability to sell to a specific group or class of customers, we would experience a significant reduction in revenues. This would, in turn, adversely impact our operating results because we may not be able to react quickly enough to reduce our operating expenses. Also, we cannot assure you that we will retain our current customers or groups of customers or that we will be able to attract and retain additional customers.

Our royalty agreement with Covidien provides for a declining royalty rate schedule over the term of the settlement agreement which, if not offset by other revenues and sources of income, could significantly harm our total sales and operating results. *

In the three months ended March 29, 2008, our royalties from the Covidien settlement totaled $11.4 million. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit and operating income levels. As a result, any decline in royalties that we earn under this agreement will have a significant impact on our revenues, gross margins and operating income. Under terms of the agreement, we earn royalties on Covidien’s total U.S. based pulse oximetry sales. The royalty rate in 2006 was nearly 20% if averaged over the entire year. The royalty rates for 2007 declined to 15%. In 2008 and through the term of the royalty agreement, at least through March 14, 2011, the royalty rates will decline to either 10% or 13%, subject to Covidien’s ability to develop new products that avoid some of our current patent coverage as negotiated in the settlement agreement. As a result of these declining royalty rates in 2007 and beyond, there is a significant financial risk to our operating income if we are unable to generate sufficient revenues and gross margins to offset the impact of declining royalty rates on sales of Covidien’s U.S. pulse oximetry products.

If we fail to maintain relationships with GPOs, sales of our products would decline. *

Our ability to sell our products to U.S. hospitals depends in part on our relationships with GPOs. Many existing and potential customers for our products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusive, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, affiliated hospitals and other members may be less likely to purchase our products, and if the GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be precluded from making sales to members of the GPO for the duration of the contractual arrangement. Our failure to renew contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In the three months ended March 31, 2007 and March 29, 2008, revenue from the sale of our pulse oximetry products related to GPOs amounted to $21.8 million and $30.7 million, respectively. In the future, if we are unable to keep our relationships and develop new relationships with GPOs, our competitive position would likely suffer.

If we do not successfully develop and commercialize enhanced or new products that remain competitive with new products or alternative techniques developed by others, we could lose revenue opportunities and customers, and our ability to achieve growth would be impaired.

The medical device industry is characterized by rapid product development and technological advances, which places our products at risk of obsolescence. Our long-term success depends upon the development and successful commercialization of new products, new or improved technologies and additional applications for Masimo SET and licensed Rainbow technology. The research and development process is time-consuming and costly and may not result in products or applications that we can successfully commercialize. In particular, we may not be able to successfully commercialize our products for applications other than arterial blood oxygen saturation and pulse rate monitoring, including carboxyhemoglobin and methemoglobin monitoring. If we do not successfully adapt our products and applications both within and outside these measurements, we could lose revenue opportunities and customers. In addition, we may not be able to improve our products or develop new products or technologies quickly enough to maintain a competitive position in our markets and continue to grow our business. Furthermore, one or more of our competitors may develop products that are substantially equivalent to our FDA-cleared products, or those of our OEM partners, whereby they may be able to use our products or those of our OEM partners, as predicate devices to more quickly obtain FDA clearance of their competing products.

We face competition from other companies, many of which have substantially greater resources than we do and may be able to develop products perceived as more effective or easier to use than ours or are more readily accepted, or offer their products at lower prices than we can, which could adversely affect our business, financial condition and results of operations.

We face substantial competition from companies developing products that compete with our Masimo SET platform for use with third-party monitoring systems. We also face competition from companies currently marketing pulse oximetry monitors. One company in particular, Covidien, a subsidiary of Tyco Healthcare, currently holds a substantial share of the pulse oximetry market. Our revenues and profit are significantly smaller than our primary competitors. A number of the companies in the pulse oximetry market have substantially greater capital resources, larger customer bases, larger sales forces, greater marketing and management resources, larger research and development staffs and larger facilities than ours, and have established reputations with our target customers, as well as worldwide distribution channels that are more effective than ours. Competition could result in price reductions, fewer orders, reduced gross margins and loss of market share. Reliance on clinical studies is an important means of demonstrating the effectiveness of products in our industry. We are aware of a number of clinical and laboratory studies with results that are less favorable to the Masimo SET platform than those contained in the over 100 independent clinical and laboratory studies that validate our technology. We believe that these studies either (i) lack independence because they were funded by competing companies evaluated in the studies or were conducted by employees of such companies, or (ii) lack objectivity because of the absence of clinical procedures and protocols required to ensure objective and accurate results. If subsequent independent studies validate these studies or these studies are otherwise shown to be accurate, market acceptance and sales of our products could be adversely impacted and we could lose market share to our competitors.

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

Each medical device that we wish to market in the United States generally must first receive either 510(k) clearance, by filing a 510(k) pre-market notification, or PMA approval, by filing a PMA application, from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed. We cannot assure you that the FDA will grant 510(k) clearance on a timely basis, if at all, for new products or uses that we propose for the Masimo SET or licensed Rainbow technology. The FDA’s 510(k) clearance process usually takes from four to twelve months, although it can take longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain and generally takes from one to three years or even longer. In particular, our technology for noninvasive and continuous total hemoglobin (SpHb™) and oxygen content (SpOC™) monitoring may not receive regulatory approval in the United States in the near future, or ever. Any failure to receive regulatory approval for these and other measurements could adversely affect our business, financial condition and results of operations.

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

The risks inherent in operating internationally and the risks of selling and shipping our products and of purchasing our components and products internationally may adversely impact our business, financial conditions and results of operations. *

We derive a portion of our net sales from operations in international markets. In 2006, 2007 and the three months ended March 29, 2008, 22.6%, 23.6% and 25.0%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

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

Our ongoing antitrust litigation against Tyco Healthcare (currently Covidien) could result in significant additional costs and further divert the attention of our management and key personnel from our business operations.

In May 2002, we filed a lawsuit against Tyco Healthcare (currently Covidien), in the United States District Court for the Central District of California, alleging damage to our business as a result of the anti-competitive business practices of Tyco Healthcare in connection with its pulse oximetry brand in violation of federal antitrust laws. Specifically, we alleged that we had incurred damages as a result of a series of illegal exclusionary and anti-competitive acts by Tyco Healthcare that were designed to maintain its monopoly in the pulse oximetry market.

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

We believe that Covidien continues to enter into sole-source contracts, product bundling agreements, market share-based agreements, and co-marketing agreements. In bundling agreements, the customer is able to obtain discounts on unrelated products when they purchase Covidien pulse oximeters for most of their pulse oximetry needs. Co-marketing agreements also provide significant impediments to competition in that Covidien pays large patient monitoring companies to integrate Covidien pulse oximetry products into their products.

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

Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions. *

As of March 29, 2008, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 15.7% of our outstanding common stock. As a result, these stockholders, subject to any fiduciary duties owed to our other stockholders under Delaware law, will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our board of directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of us, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Future sales of our common stock, including those by our insiders, may cause our stock price to decline. *

As of March 29, 2008, there were 55,845,494 shares of our common stock outstanding, including 3,287,494 shares sold by us and 10,416,626 shares sold by our selling stockholders in our initial public offering, or IPO, in August 2007. A significant portion of our shares of common stock outstanding prior to our IPO that were not sold by selling stockholders became eligible for sale in the public market on February 4, 2008 upon expiration of lock-up agreements entered into in connection with our IPO, although as of March 29, 2008, 7,953,847 of these shares were held by directors, executive officers and other affiliates and subject to volume limitations under

Rule 144 as of that date. A large portion of our outstanding shares are held by a small number of persons and investment funds. Sales by these stockholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the holders of 6,221,452 shares of common stock at March 29, 2008 have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold or to include these shares in registration statements that we may file for ourselves or other stockholders from time to time.

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

As of March 29, 2008, an aggregate of 12,564,005 shares of our common stock were reserved for future issuance under our three equity incentive plans, 8,211,447 of which were subject to options outstanding as of that date. To the extent outstanding options are exercised, our existing stockholders may incur additional dilution. In December 2007, we registered an aggregate of 11,218,285 of these shares reserved under our equity plans under a Registration Statement on Form S-8. All shares issued pursuant to a Registration Statement on Form S-8 can be freely sold in the public market upon issuance, subject to restrictions on our affiliates under Rule 144. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company , prevent attempts to replace or remove current management and reduce the market price of our common stock.*

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our amended and restated certificate of incorporation authorizes our board of directors to issue up to five million shares of “blank check” preferred stock. As a result, without further stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us. In addition, our amended and restated certificate of incorporation provides for a staggered board of directors, whereby directors serve for three year terms, with approximately one third of the directors coming up for reelection each year. A staggered board will make it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our board of directors.

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

(a) Use of Proceeds from Public Offering of Common Stock

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

Date: April 30, 2008	By:	/s/ JOE E. KIANI
Joe E. Kiani
Chief Executive Officer and Chairman

Date: April 30, 2008	By:	/s/ MARK P. DE RAAD
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number			Description of Document

2.1	(1)	†	Asset Purchase Agreement, dated December 21, 2005, between the Registrant, Masimo Canada ULC and Andromed Inc. (Exhibit 2.1)

2.1	(a)	(1)	List briefly identifying the contents of schedules omitted from Exhibit 2.1 (Exhibit 2.1(a))

3.1	(1)		Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2	(2)		Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3	(1)		Amended and Restated Bylaws (Exhibit 3.4)

4.1	(1)		Form of Common Stock Certificate (Exhibit 4.1)

4.2	(1)		Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999 between the Registrant and certain of its stockholders (Exhibit 4.2)

4.3	(2)		Rights Agreement, dated November 9, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)

4.4	(3)		Masimo Retirement Savings Plan. (Exhibit 4.7)

10.1	(4)	++	Purchasing Agreement, effective as of February 1, 2008, between HealthTrust Purchasing Group, L.P. and the Registrant (Exhibit 10.3)

31.1			Certification of Joe E. Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2			Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32			Certification of Joe E. Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (No. 333-142171), originally filed on April 17, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1, as amended.

(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K, filed on November 9, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

(3)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8, filed on February 11, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.

(4)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K, filed on March 3, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.

++	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

†	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement have been omitted. A list identifying the contents of the omitted schedules is included as Exhibit 2.1(a). The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.