Form 10-Q
period 2009-04-04
MASIMO CORP
filed 2009-05-06
CIK 937556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of April 4, 2009
Common stock, $0.001 par value	57,493,171

MASIMO CORPORATION

FORM 10-Q FOR THE QUARTER ENDED APRIL 4, 2009

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

MASIMO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	April 4, 2009	January 3, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$152,247	$146,910
Accounts receivable, net of allowance for doubtful accounts of $1,480 and $1,300 at April 4, 2009 and January 3, 2009, respectively	35,627	30,715
Royalties receivable	10,828	11,375
Inventories	29,788	27,400
Prepaid expenses	3,688	4,780
Deferred tax assets	10,511	10,511
Other current assets	522	551

Total current assets	243,211	232,242
Deferred cost of goods sold	28,649	28,431
Property and equipment, net	12,331	12,979
Deferred tax assets	8,777	8,781
Intangible assets, net	7,524	7,410
Other assets	4,409	3,505

Total assets	$304,901	$293,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,963	$15,914
Accrued compensation	13,215	15,607
Accrued liabilities	6,354	5,566
Income taxes payable	4,666	10,862
Deferred revenue	19,939	17,233
Current portion of long-term debt	403	465

Total current liabilities	60,540	65,647
Long-term debt, less current portion	140	157
Other liabilities	8,125	8,046

Total liabilities	68,805	73,850
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at April 4, 2009 and January 3, 2009	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 57,493,171 and 57,326,527 shares issued and outstanding at April 4, 2009 and January 3, 2009, respectively	57	57
Treasury stock, 156,240 shares at April 4, 2009 and January 3, 2009	(1,209)	(1,209)
Additional paid-in capital	183,474	179,666
Accumulated other comprehensive loss	(498)	(7)
Retained earnings	53,905	40,884

Total Masimo Corporation’s stockholders’ equity	235,729	219,391
Noncontrolling interest	367	107

Total stockholders’ equity	236,096	219,498

Total liabilities and stockholders’ equity	$304,901	$293,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share information)

(unaudited)

	Three Months Ended
	April 4, 2009	March 29, 2008
Revenue:
Product	$74,497	$59,735
Royalty	10,995	11,375

Total revenue	85,492	71,110
Cost of goods sold	24,745	21,121

Gross profit	60,747	49,989
Operating expenses:
Research and development	7,767	6,298
Selling, general and administrative	32,880	29,529
Antitrust litigation	14	168

Total operating expenses	40,661	35,995

Operating income	20,086	13,994
Non-operating income (expense):
Interest income	45	959
Interest expense	(10)	(643)
Other	(322)	103

Total non-operating income (expense)	(287)	419

Income before provision for income taxes	19,799	14,413
Provision for income taxes	6,535	5,622

Net income including noncontrolling interest	13,264	8,791
Net income attributable to the noncontrolling interest	(243)	—

Net income attributable to Masimo Corporation	$13,021	$8,791

Net income per common share attributable to Masimo Corporation stockholders:
Basic	$0.23	$0.16

Diluted	$0.22	$0.15

The following table presents details of the share based compensation expense that is included in each functional line item in the condensed consolidated statements of income above (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008
Cost of goods sold	$74	$29
Research and development	613	412
Selling, general and administrative	1,953	1,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 4, 2009	March 29, 2008
Cash flows from operating activities:
Net income including noncontrolling interest	$13,264	$8,791
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	1,508	1,448
Share based compensation	2,640	1,578
Provision for doubtful accounts	199	139
Provision for obsolete inventory	127	433
Provision for warranty costs	495	303
Provision for deferred income taxes	—	84
Income tax benefit from exercise of stock options	435	3,318
Excess tax benefit from share based payment arrangements	(65)	(147)
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,467)	(2,817)
Decrease in royalties receivable	547	2,491
Increase in inventories	(2,585)	(3,168)
Increase in deferred cost of goods sold	(253)	(721)
Decrease in prepaid expense	1,065	2,873
Increase in other assets	(940)	(55)
Increase in accounts payable	71	2,221
Decrease in accrued compensation	(2,349)	(2,273)
Increase (decrease) in accrued liabilities	342	(1,052)
Increase (decrease) in income taxes payable	(6,130)	147
Increase in deferred revenue	2,678	4,032
Increase in other liabilities	137	10

Net cash provided by operating activities	5,719	17,635

Cash flows from investing activities:
Purchases of property and equipment	(676)	(1,194)
Increase in intangible assets	(340)	(570)
Decrease in restricted cash	21	—

Net cash used in investing activities	(995)	(1,764)

Cash flows from financing activities:
Repayments on long-term debt	(79)	(29,618)
Proceeds from exercise of stock options	739	3,400
Excess tax benefit from share based payment arrangements	65	147

Net cash provided by (used in) financing activities	725	(26,071)
Effect of foreign currency exchange rates on cash	(112)	(186)

Net increase (decrease) in cash and cash equivalents	5,337	(10,386)
Cash and cash equivalents at beginning of period	146,910	96,733

Cash and cash equivalents at end of period	$152,247	$86,347

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet as of April 4, 2009, the condensed consolidated statements of income for the three months ended April 4, 2009 and March 29, 2008, the condensed consolidated statements of cash flows for the three months ended April 4, 2009 and March 29, 2008, and other information disclosed in the related condensed consolidated notes are unaudited. The condensed consolidated balance sheet as of January 3, 2009 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed with the Securities Exchange Commission, or SEC, on March 4, 2009.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of April 4, 2009, consolidated results of operations for the three months ended April 4, 2009 and March 29, 2008, and consolidated cash flows for the three months ended April 4, 2009 and March 29, 2008. The results for the three months ended April 4, 2009 are not necessarily indicative of the results to be expected for the year ending January 2, 2010 or for any other interim period or for any future year.

Fiscal Periods

The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 week quarters and one 14 week quarter. The Company’s fiscal 2008 was on a 53 week fiscal year, in which the first, second and third quarters ended on Saturday, March 29, June 28 and September 27, 2008, respectively. The Company’s 2008 fiscal year ended on Saturday, January 3, 2009. The first three quarters were 13 week quarters and the fourth fiscal quarter was a 14 week quarter. In fiscal 2009, the Company is on a 52 week fiscal calendar in which the Company’s first quarter ended on Saturday, April 4 and its second and third quarters will end on Saturday, July 4 and October 3, 2009, respectively, and its fiscal year will end on Saturday, January 2, 2010. Each quarter in 2009 will be 13 week quarters.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Masimo Corporation and Masimo Laboratories, Inc., which has been consolidated pursuant to FASB Interpretation No. 46(R), or FIN 46(R), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51.” In addition, these condensed consolidated financial statements include the accounts of Masimo Corporation’s wholly-owned subsidiaries, Masimo Americas, Inc., Masimo Europe Ltd., Masimo Japan, Masimo Canada ULC, Masimo Australia Pty. Ltd., Masimo Holdings L.P., Masimo International Sarl, Masimo International Technologies Sarl, Masimo China Medical Technology Co., Ltd. and Masimo Hong Kong Limited. All intercompany accounts and transactions have been eliminated in consolidation.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and disclosure of comprehensive income and its components. Comprehensive income includes foreign currency translation adjustments and other items that have been excluded from net income including noncontrolling interest and reflected in stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include: determination of accounts receivable allowances, inventory reserves, warranty reserves, rebate reserves, valuation of the Company’s stock options, distributor channel inventory, royalty revenues, property tax and uncertain income tax positions. Actual results could differ from those estimates.

Fair Value Measurements

Effective December 30, 2007, the Company adopted Statement of Financial Accounting Standard No. 157, or SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, effective December 30, 2007, the Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. Effective January 4, 2009, the Company adopted the provisions of SFAS 157 for non-financial assets and liabilities. The adoption did not have a material impact on the Company’s financial position or results of operations.

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

The Company records U.S. Treasury bills at cost and continues to carry those amounts at cost, which approximates fair value. The cost and fair value of the U.S. Treasury bills as of April 4, 2009, excluding accrued interest, were both $131.8 million, as compared to a cost and fair value of $125.5 million as of January 3, 2009. The fair value is based on quoted market prices in active markets for identical assets.

The Company records money market funds at cost and continues to carry those amounts at cost which equals fair value. The fair value is based on quoted market prices in active markets for identical assets. As of April 4, 2009 and January 3, 2009, the cost and fair value of the Company’s money market funds was equal to $6.6 million and $13.6 million, respectively.

Reclassifications

Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform with current period presentation.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue pursuant to the requirements of American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, 97-2, “Software Revenue Recognition,“ as amended by SOP 98-9, “Software Revenue Recognition, With Respect to Certain Transactions,“ FASB Emerging Issues Task Force, or EITF, Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,“ and other authoritative accounting guidance.

The Company recognizes revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. The Company enters into agreements to sell pulse oximetry and related products and services as well as multiple deliverable arrangements that include various combinations of products and services. While the majority of the Company’s sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting including: (i) whether an arrangement exists, (ii) how the arrangement consideration should be allocated among the deliverables if there are multiple deliverables, (iii) if fair value can be determined for each deliverable based on vendor specific objective evidence, or VSOE, (iv) when to recognize revenue on the deliverables, and (v) whether undelivered elements are essential to the functionality of the delivered elements. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition. In situations where VSOE does not exist for undelivered elements, the contract revenue and corresponding cost of goods sold are deferred until either the element is delivered or VSOE is established.

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

Changes in the product warranty accrual for the three months ended April 4, 2009 and March 29, 2008 were as follows (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008
Warranty accrual, beginning of period	$334	$649
Provision for warranty costs	495	303
Warranty expenditures	(508)	(418)

Warranty accrual, end of period	$321	$534

Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic net income per share attributable to Masimo Corporation for the three months ended April 4, 2009 and March 29, 2008, is computed by dividing net income attributable to Masimo Corporation by the weighted average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation for the three months ended April 4, 2009 and March 29, 2008, is computed by dividing the net income attributable to Masimo Corporation by the weighted average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the three months ended April 4, 2009 and March 29, 2008, options to purchase 2,461,280 and 173,900, respectively, shares of common stock were not included in the computation of diluted share equivalent because the options’ exercise prices were greater than the average market price for the period.

In January 2009, the Company adopted SFAS No. 160, or SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”. Under SFAS 160, the Company reduced total net income including noncontrolling interest by the amount of net income attributable to noncontrolling interests for the three months ended April 4, 2009. During the three months ended March 29, 2008, the Company followed ARB No. 51, “Consolidated Financial Statements”, under which net income earned by the noncontrolling interest was recaptured by Masimo Corporation and applied against accumulated losses of the noncontrolling interest. The net income of the noncontrolling interest was not separately reported in prior periods and in the current presentation, net income including noncontrolling interest for the three months ended March 29, 2008 is not reduced by any net income attributable to the noncontrolling interest.

A reconciliation of basic and diluted net income per share attributable to Masimo Corporation is as follows (in thousands, except share data):

	Three Months Ended
	April 4, 2009	March 29, 2008
Net income attributable to stockholders of Masimo Corporation:
Net income including noncontrolling interest	$13,264	$8,791
Net income attributable to the noncontrolling interest	(243)	—

Net income attributable to Masimo Corporation	$13,021	$8,791

Basic net income per share attributable to Masimo Corporation:
Net income attributable to Masimo Corporation	$13,021	$8,791

Weighted average shares outstanding	57,407,708	55,109,018

Basic net income per share attributable to Masimo Corporation	$0.23	$0.16

Diluted net income per share attributable to Masimo Corporation:
Weighted average shares outstanding	57,407,708	55,109,018
Diluted share equivalent: stock options	2,759,307	4,815,323

	60,167,015	59,924,341

Diluted net income per share attributable to Masimo Corporation	$0.22	$0.15

3.	Comprehensive Income

The Company’s total comprehensive income attributable to Masimo Corporation is as follows (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008
Net income including noncontrolling interest	$13,264	$8,791
Other comprehensive income:
Foreign currency translation gain (loss)	(491)	422

Total comprehensive income before noncontrolling interest	12,773	9,213
Net income attributable to the noncontrolling interest	(243)	—
Other comprehensive income attributable to noncontrolling interest	—	—

Comprehensive income attributable to Masimo Corporation	$12,530	$9,213

4.	Masimo Laboratories, Inc.

Masimo Laboratories, Inc., or Masimo Labs, is an independent entity spun off from the Company to its stockholders in 1998. Joe E. Kiani and Jack Lasersohn, members of the Company’s board of directors, or Board, are also members of the board of directors of Masimo Labs. Joe E. Kiani, the Company’s Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Masimo Labs. The Company is a party to a Cross-Licensing agreement with Masimo Labs, which was most recently amended and restated effective January 1, 2007, that governs each party’s rights to certain intellectual property held by the two companies.

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

The Company exclusively licenses from Masimo Labs the right to make and distribute products in the professional medical caregiver markets, or the Masimo Market, that utilize Rainbow technology for the measurement of carbon monoxide, methemoglobin, fractional arterial oxygen saturation, and total hemoglobin, which includes hematocrit. To date, the Company has developed and commercially released devices that measure carbon monoxide, methemoglobin and total hemoglobin using licensed Rainbow technology. The Company also has the option to obtain the exclusive license to make and distribute products that utilize Rainbow technology for the measurement of other non-vital signs parameters, including blood glucose, in product markets where the product is intended to be used by a professional medical caregiver.

From May 1998 through March 2009, Masimo Labs contracted the services of the Company’s employees for the development of Rainbow technology. The Company paid Masimo Labs for the option to market and develop products based on Masimo Labs technology in defined markets. Through December 2005, the Company had paid Masimo Labs $7.5 million in option fees and nearly all these option fees were used by Masimo Labs to repay the Company for the services that the Company had provided to Masimo Labs. In addition, through March 2009, the Company exercised three licenses, for $2.5 million each, for the right to market products based on the new carbon monoxide, methemoglobin and total hemoglobin parameter technologies developed by Masimo Labs. Effective as of January 1, 2007, the Company entered into a Services Agreement with Masimo Labs to govern the services the Company will provide to Masimo Labs going forward.

The Cross-Licensing Agreement requires the Company to pay certain royalties on products incorporating the licensed Rainbow technology. Beginning in 2009, for hospital contracts where the Company places equipment and enters into a sensor contract, it will pay a royalty to Masimo Labs on the total sensor contract revenue based on the ratio of Rainbow enabled devices to total devices. The royalty is up to 10% of the Rainbow royalty base, which will include handhelds, tabletop and multi-parameter devices. The Company is also subject to certain specific annual minimum aggregate royalty payments. These minimum aggregate royalty payments were $1.0 million and $875,000 for the three months ended April 4, 2009 and March 29, 2008, respectively. In addition, in connection with a change in control, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for all licensed Rainbow parameters payable to Masimo Labs will increase from $4.0 million to $10.0 million for 2009, and from $5.0 million to $15.0 million per year thereafter and up to $2.0 million per year for other Rainbow parameters.

The condensed consolidated balance sheets include a noncontrolling equity interest in Masimo Labs of $367,000 and $107,000 as of April 4, 2009 and January 3, 2009, respectively, which represents the value of common stock, additional paid in capital and retained earnings of Masimo Labs, which is not available to Masimo Corporation. In addition, the condensed consolidated balance sheets include, net of intercompany eliminations, total assets of $3.7 million and $3.6 million as of April 4, 2009 and January 3, 2009, respectively, related to Masimo Labs. Of the total assets for both periods presented, $1.8 million was for deferred tax assets and $1.1 million was for intangible assets of Masimo Labs. The condensed consolidated balance sheets include total liabilities, net of intercompany eliminations, of $372,000 and $397,000 as of April 4, 2009 and January 3, 2009, respectively, related to Masimo Labs. Upon consolidation, $3.1 million and $3.0 million of receivables due from Masimo Corporation as of April 4, 2009 and January 3, 2009, respectively, were eliminated. Also upon consolidation, $6.3 million and $6.4 million of deferred revenue related to technology licensed to Masimo Corporation as of April 4, 2009 and January 3, 2009, respectively, were eliminated. Masimo Corporation has not been required to collateralize any of Masimo Labs’ obligations, and creditors of Masimo Labs have no recourse to the general credit of Masimo Corporation.

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

The changes in noncontrolling interest for Masimo Labs are as follows:

Amount
Balance at January 3, 2009	$107
Increase in Additional Paid in Capital of noncontrolling interest	17
Net income attributable to noncontrolling interest	243
Other comprehensive income attributable to noncontrolling interest	—

Balance at April 4, 2009	$367

5.	Related Party Transactions

As of April 4, 2009 and January 3, 2009, the Company had amounts due from employees of $233,000 and $239,000, respectively, which are classified in other assets in the accompanying condensed consolidated balance sheets.

The Company’s Chief Executive Officer has been a member of the board of directors of Saba Software, Inc., a human capital development and management solutions provider, since 1997. The Company has paid Saba Software $15,000 and $29,000 during the three months ended April 4, 2009 and March 29, 2008, respectively, for various software products and services.

6.	Royalties Receivable

The royalty receivable of $10.8 million as of April 4, 2009, represents the Company’s estimated amount due for the three months ended April 4, 2009. The royalty receivable of $11.4 million as of January 3, 2009 represents the amount received in February 2009, for the three months ended January 3, 2009. Pursuant to the settlement agreement with Nellcor Puritan Bennett, Inc. (currently Covidien Ltd., or Covidien), the royalties are paid to the Company based on sales of Covidien U.S. based pulse oximetry products. The Company recognizes royalty revenue based on the royalty rate per the settlement agreement multiplied by its estimate of Covidien’s sales for each quarter. Any adjustments to the quarterly estimate are recorded prospectively in the following quarter, when the Company receives the Covidien royalty report, which is generally 60 days after the end of each of Covidien’s quarter ends.

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

Inventories consist of the following (in thousands):

	April 4, 2009	January 3, 2009
Raw materials	$18,436	$17,678
Work in-process	2,850	2,001
Finished goods	8,502	7,721

Total	$29,788	$27,400

8.	Long-Term Debt and Capital Lease Obligations

Long-term debt, excluding capital leases noted below, consists of the following (in thousands):

	April 4, 2009	January 3, 2009
Total debt	$335	$395
Less current portion of long-term debt	(335)	(395)

Long-term portion	$—	$—

As of April 4, 2009, the Company had one arrangement, which allows for the financing of the equipment placed with hospitals in connection with the related long-term sensor purchase agreements. This agreement provides for an equipment line whereby draws are collateralized by (i) equipment and (ii) either a future revenue stream associated with the long-term sensor purchase agreement or a defined repayment schedule associated with the long-term sensor purchase agreement. The related equipment securing these borrowings is recorded on the Company’s condensed consolidated balance sheets as deferred cost of goods sold and is depreciated on a straight-line basis over the life of the sensor contract to which they are related. The financing arrangement is non-recourse to the Company. In the event the hospital is unable to continue performing under the terms of the long-term sensor agreement, the Company would be required to write-down the remaining deferred cost of goods sold and the related financing obligation reflected in long-term debt. As of April 4, 2009, no hospitals have defaulted under this program. As of April 4, 2009, principal and interest payments under the remaining financing agreement were $41,000 per month based on an average interest rate of 7.0% per year.

Capital lease obligations consist of the following, not including interest expense (in thousands):

	April 4, 2009	January 3, 2009
Capital lease obligations	$208	$227
Less current portion of capital lease obligations	(68)	(70)

Long-term portion	$140	$157

The Company currently has seven capital leases related to office equipment. These leases have interest rates ranging from 5.2% to 8.8% per year and mature on various dates from December 2009 through April 2013. As of April 4, 2009, the total future remaining interest cost under all capital leases was $20,000.

9.	Share Based Compensation

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

On August 7, 2007, in connection with the Company’s initial public offering, the 2007 Stock Incentive Plan, or the 2007 Plan, became effective. Under the 2007 Plan, 3,000,000 shares of common stock are reserved for future issuance, plus any shares available under the prior year stock option plans, including shares that become available due to forfeitures at prices not less than the fair market value of the Company’s common stock on the date the option is granted. The options generally vest annually over five years using the straight-line method, unless otherwise provided, and expire ten years from the date of grant. Pursuant to the “evergreen” provision contained in the 2007 Plan, an additional 1,719,796 shares of common stock were added to the Company’s share reserve on January 4, 2009. These additional shares represented 3% of the Company’s total shares outstanding as of the close of business on January 3, 2009.

The number and weighted average exercise price of options issued and outstanding under all stock option plans, at exercise prices ranging between $1.67 and $41.51 per share, are as follows:

	Three Months Ended April 4, 2009
	Shares	Average Exercise Price
Options outstanding, beginning of period	7,329,474	$15.97
Granted	906,500	$24.59
Canceled	(50,890)	$18.24
Exercised	(166,644)	$4.45

Options outstanding, end of period	8,018,440	$17.17

Options exercisable, end of period	3,023,812	$8.60
Options available for grant, end of period	4,617,684

The weighted-average fair value of options granted was $11.98 for the three months ended April 4, 2009.

The Company applies the provisions of Staff Accounting Bulletin, or SAB, No. 107 “Share-Based Payment” and SAB No. 110, “Share-Based Payment” in its application of SFAS No. 123(R), “Share-Based Payment.” The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

	Three Months Ended
	April 4, 2009	March 29, 2008
Risk-free interest rate	1.3% to 1.9%	3.2%
Expected term	5.29 years	6.5 years
Estimated volatility	52.3% to 55.1%	36.6%
Expected dividends	0%	0%

In accordance with SFAS 123(R), the Company recorded share based compensation of $2.6 million and $1.6 million during the three months ended April 4, 2009 and March 29, 2008, respectively.

The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of April 4, 2009 was $107.2 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of April 4, 2009 was $64.8 million. The aggregate intrinsic value of options exercised during the three months ended April 4, 2009 was $3.6 million. The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The unrecognized share based compensation as of April 4, 2009 was $51.9 million related to unvested options granted after January 1, 2006. The weighted average remaining contractual term of options outstanding as of April 4, 2009 was 6.8 years. The weighted average remaining contractual term of options exercisable as of April 4, 2009 was 5.1 years.

10.	Commitments and Contingencies

Leases

The Company leases its facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through August 2014. Certain facilities leases contain pre-determined price escalations. The Company recognizes the lease costs using a straight line method based on total lease payments. As of April 4, 2009 and January 3, 2009, rent expense accrued in excess of the amount paid aggregated $188,000 and $282,000, respectively, and is classified in other liabilities. The Company also leases automobiles in Europe and Japan that are classified as operating leases and expire at various dates through October 2010.

Future minimum lease payments under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands):

	As of April 4, 2009
	Operating Leases	Capital Leases	Total
2009 (balance of year)	$2,071	$61	$2,132
2010	1,287	70	1,357
2011	799	56	855
2012	781	40	821
2013	711	1	712
Thereafter	350	—	350

Total	$5,999	$228	$6,227

Rental expense related to operating leases for the three months ended April 4, 2009 and March 29, 2008 was $862,000 and $821,000, respectively.

Employee Retirement Savings Plan

In fiscal year 1996, the Company adopted the Masimo Retirement Savings Plan, or the Plan, which is a 401(k) plan covering all of the Company’s full-time U.S. employees who meet certain eligibility requirements. The Company contributes to the Plan on a discretionary basis. The Company contributed $305,000 and $302,000 to the Plan for the three months ended April 4, 2009 and March 29, 2008, respectively.

Employment and Severance Agreement

As of April 4, 2009, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary of $686,400 plus other benefits, with annual increases at the discretion of the Compensation Committee. The agreement with the Company also provides for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement had an initial term of three years, with automatic renewal, unless either the Company or the executive notifies the other party of non-renewal of the agreement. Also, under this employment agreement, the key employee may be entitled to receive certain salary, equity, tax, medical and life insurance benefits if he is terminated by the Company, terminates his employment for good reason under certain circumstances or there is a change in control of the Company.

Another employment agreement provides for an annual base salary of EUR €150,000 ($202,000 as of April 4, 2009). The agreement also contemplates an annual bonus based on the attainment of certain revenue, profit and gross margin milestones. The agreement also contains a non-compete provision. If the Company enforces this provision following the employee’s termination of employment, the employee would be entitled to receive a lump sum payment equal to 50% of his annual base salary as of the date of his termination, which shall be paid in equal installments over the term of the non-competition period.

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

On February 18, 2009, the Company entered into a limited severance plan participation agreement with four of its executive officers. The limited participation agreements, or Limited Agreements, are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan which became effective on July 19, 2007 and was amended effective December 31, 2008. Under the Limited Agreements, fifty percent of the executive officer’s unvested and outstanding stock options will immediately vest if he is terminated by the Company upon a change in control under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

Purchase Commitments

Pursuant to contractual obligations with vendors, the Company had $19.1 million of purchase commitments as of April 4, 2009, of which at least $17.2 million is expected to be purchased within 1 year. The remaining $1.9 million may be purchased within the next 1 to 2 years. The Company does not have any purchase commitments for more than 2 years. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.

Concentrations of Risk

The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. As of April 4, 2009, the Company had $13.8 million of bank balances of which $765,000 was covered by the Federal Deposit Insurance Corporation limit. The Company invests its excess cash deposits in U.S. Treasury bills and money market accounts with major financial institutions. As of April 4, 2009, the Company had $131.8 million in U.S. Treasury bills which are backed by the U.S. federal government. Also, as of April 4, 2009, the Company had $6.6 million in money market accounts, all of which was covered under the U.S. Treasury Department Temporary Guarantee Program for Money Market Funds effective on September 19, 2008.

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

The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with Group Purchasing Organizations, or GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusive, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. For the three months ended April 4, 2009 and March 29, 2008, revenue from the sale of the Company’s pulse oximetry products to customers affiliated with GPOs amounted to $41.3 million and $30.7 million, respectively, of its revenue from sales to U.S. hospitals.

For the three months ended April 4, 2009 and March 29, 2008, one customer represented 17% and 13% of total revenue, respectively. This particular customer was a distributor, which takes and fulfills orders from our direct customers, many of whom have signed long-term sensor agreements with us. In the event this distributor was unable to fulfill these orders, the orders would be redirected to other distributors of ours or fulfilled directly by us.

Two customers represented 6% and 6% of accounts receivable at April 4, 2009, and 10% and 7% of accounts receivable at January 3, 2009, respectively.

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

In March 2005, a jury found that Tyco Healthcare’s use of sole-source contracts, product bundling and market share-based compliance pricing contracts, among other conduct, violated the federal antitrust laws and awarded damages on that basis. Tyco Healthcare filed post-trial motions requesting that the District Court either override the jury decision or grant a new trial. In March 2006, the District Court upheld a portion of the jury verdict and vacated the remaining verdict. In addition, the District Court vacated the jury’s damages award and granted Tyco Healthcare a new trial on damages. After a retrial of damages to the court, on July 2, 2007, the District Court entered its final judgment awarding the Company damages which were trebled as is mandatory under federal antitrust law to $43.5 million and denying the Company’s request for a permanent injunction with respect to Tyco Healthcare’s business practices found to be anti-competitive. The Company and Tyco Healthcare each filed a notice of appeal from the judgment. The Company filed its opening brief on December 17, 2007 with the United States Court of Appeals for the 9th Circuit. On December 27, 2007, the Consumer Federation of America and Medical Device Manufacturers Association filed an Amicus brief supporting Masimo. Tyco filed its opposition and appeal brief on March 3, 2008 and a group of law professors filed an Amicus brief supporting Tyco on March 10, 2008. The Company filed its response and reply brief on May 19, 2008. The Consumer Federation of America and Medical Device Manufacturers Association filed an additional Amicus brief in support of the Company on May 29, 2008. Tyco filed its second appeal brief on July 17, 2008. The Company is seeking reinstatement of the jury’s verdict on bundling and an affirmance of the liability findings concerning sole-source and market share-based compliance contracts. The Company is also asking the appellate court to increase the amount of damages awarded by the trial court. Oral argument took place on December 8, 2008. Even if the Company is ultimately awarded damages in this litigation, the amount will be subject to a 50% legal fee contingency agreement, in which case the Company would receive 50% of the net (of costs) proceeds from the award. Even though most of the legal expenses to date have been on a contingency basis, the Company has incurred and expects to incur expenses related to the appellate work, which will be reported as operating expense within the Company’s statements of income.

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

On February 19, 2008, the Company filed a lawsuit against Respironics, Inc. for breach of contract, breach of the covenant of good faith and fair dealing, and interference with prospective economic advantage, based on a January 16, 2006, contract between Respironics and the Company. On April 7, 2008, Respironics filed a demurrer seeking to dismiss the lawsuit on the grounds that the Company’s complaint fails to state sufficient facts to constitute valid claims. The court subsequently denied Respironics’ demurrer. On July 16, 2008, Respironics answered the Company’s complaint and filed a cross-complaint. The Company answered the cross-complaint on August 15, 2008, denying all material allegations. Trial is currently set for July 27, 2009. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.

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

11.	Segment Information and Enterprise Reporting

The Company’s chief decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single reporting segment, specifically non-invasive patient monitoring solutions and related products. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income including noncontrolling interest. In addition, the Company’s assets are primarily located in the United States and are not allocated to any specific region. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues.

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands):

	Three Months Ended
	April 4, 2009		March 29, 2008
Geographic Area by Destination
North and South America	$58,856	79%	$46,074	77%
Europe, Middle East and Africa	9,433	13	9,028	15
Asia and Australia	6,208	8	4,633	8

Total product revenues	$74,497	100%	$59,735	100%

Sales to customers located in the United States were $57.2 million, or 76.7% of product revenue and $44.8 million, or 75.0% of product revenue, for the three months ended April 4, 2009 and March 29, 2008, respectively.

12.	Income Taxes

As of April 4, 2009, the balance of the gross unrecognized tax benefit, classified in other long-term liabilities, was $7.5 million, of which $6.3 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. As of January 3, 2009, the balance of the gross unrecognized tax benefit was $7.3 million, of which $6.1 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months by $30,000 primarily related to certain state tax issues.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. For the three months ending April 4, 2009 and March 29, 2008, the Company had expensed $73,000 and $69,000 for interest, respectively.

The Company conducts business in multiple jurisdictions, and as a result, one or more of the Company’s subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. Due to the generation of net operating loss carryforwards, all years since 1994 are open for examination by major taxing authorities.

The provision for income taxes was $6.5 million and $5.6 million, or an effective tax rate of 33.0% and 39.0% for the three months ended April 4, 2009 and March 29, 2008, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state taxes, permanent differences between pre-tax income for financial reporting purposes and taxable income, research related tax credits and anticipated income in jurisdictions, in which the Company does business, with lower effective rates.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, which we filed with the SEC on March 4, 2009. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

We develop, manufacture and market a family of noninvasive blood constituent patient monitoring solutions that consists of a monitor or circuit board and our proprietary single-patient use and reusable sensors and cables. In addition, we offer a remote-alarm/monitoring solution, such as the Masimo Patient SafetyNet. Although our Masimo SET platform is only operable with our proprietary sensors, our sensors have the capability to work with certain competitor pulse oximeters through the use of our adapter cables. In 2005, we launched our Masimo Rainbow SET platform utilizing licensed Rainbow technology, which we believe includes the first devices cleared by the U.S. Food and Drug Administration, or FDA, to noninvasively measure select noninvasive blood parameters that previously required invasive procedures. In 2005, we launched carboxyhemoglobin, allowing measurement of carbon monoxide levels in the blood. In 2006, we launched methemoglobin, allowing for the measurement of a dangerous condition known as methemoglobinemia, which occurs as a reaction to some common drugs used in hospitals and in out patient procedures. In 2007, we launched Plethysmographic Variability Index, or PVI. Independent clinical studies have demonstrated that PVI can predict fluid responsiveness in surgical and intensive care patients. In the first quarter of 2009, we initiated a full market release of total hemoglobin, our most recent Rainbow measurement.

We have focused on building our U.S. and international sales and marketing infrastructure to market our products to end-users, such as hospitals, and to OEM partners for incorporation into their patient-monitoring products. We market our pulse oximetry products to hospitals and the EMS market through our direct sales force, and market our circuit boards to our OEM partners. Today, the primary focus of our hospital sales force is to facilitate the conversion of hospitals to our Masimo SET or Masimo Rainbow SET products. In the United States, we typically enter into long-term sales contracts with hospitals, pursuant to which we ship and install our pulse oximeters at no cost to the hospital in exchange for a commitment to purchase a minimum number of sensors from us over a specified period of time. With the introduction of Masimo Rainbow SET Pulse CO-Oximetry, we have established a small sales force to concentrate on the EMS market. Over the past year, we have expanded our sales and marketing staffing levels to 359 as of April 4, 2009, from 304 as of March 29, 2008. We supplement our direct sales with sales through our distributors. During this period, direct and distributor sales have increased to $59.5 million, or 79.8%, of product revenue for the three months ended April 4, 2009, from $45.1 million, or 75.4% of product revenue for three months ended March 29, 2008. We expect the percentage of our revenue from direct sales to continue to increase as we expand our worldwide direct sales force.

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

The building of our installed base of pulse oximeters and pulse oximeter circuit boards generates recurring sales of our sensors, primarily single-patient use sensors. A user of one of our pulse oximeters or our OEMs’ pulse oximeters can obtain the benefit of the Masimo SET or Masimo Rainbow SET only by using our proprietary sensors that are designed for our system. We currently estimate that our worldwide installed base was approximately 587,000 units as of April 4, 2009, up from 491,000 units as of March 29, 2008. We estimate our installed base to be the number of pulse oximeters and pulse oximeter circuit boards that we have shipped in the past seven years. In the event we increase this assessment period beyond seven years in the future, our estimated installed base may increase materially. We expect our worldwide installed base to continue to increase as we expand our market share and expand the pulse oximetry market to other patient care settings.

Masimo Laboratories

Masimo Labs is an independent entity spun off from us to our stockholders in 1998. We are a party to a cross-licensing agreement with Masimo Labs, which was most recently amended and restated effective January 1, 2007, or the Cross-Licensing Agreement, that governs each party’s rights to certain of the intellectual property held by the two companies.

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

We exclusively license from Masimo Labs the right to make and distribute products in the professional medical caregiver markets, or the Masimo Market, that utilize Rainbow technology for the measurement of carbon monoxide, methemoglobin, fractional arterial oxygen saturation, and total hemoglobin, which includes hematocrit. To date, we have developed and commercially released devices that measure carbon monoxide, methemoglobin and total hemoglobin using licensed Rainbow technology. We also have the option to obtain the exclusive license to make and distribute products that utilize Rainbow technology for the measurement of other non-vital signs measurements, including blood glucose, in product markets where the product is intended to be used by a professional medical caregiver.

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

	Three months ended
	April 4, 2009	% of Revenue	March 29, 2008	% of Revenue
Revenue:
Product	$74,497	87.1%	$59,735	84.0%
Royalty	10,995	12.9	11,375	16.0

Total revenue	85,492	100.0	71,110	100.0
Cost of goods sold	24,745	28.9	21,121	29.7

Gross profit	60,747	71.1	49,989	70.3
Operating expenses:
Research and development	7,767	9.1	6,298	8.9
Selling, general and administrative	32,880	38.5	29,529	41.5
Antitrust litigation	14	—	168	0.2

Total operating expenses	40,661	47.6	35,995	50.6

Operating income	20,086	23.5	13,994	19.7
Non-operating income (expense):
Interest income	45	0.1	959	1.3
Interest expense	(10)	—	(643)	(0.9)
Other	(322)	(0.4)	103	0.1

Total non-operating income (expense)	(287)	(0.3)	419	0.5

Income before provision for income taxes	19,799	23.2	14,413	20.3
Provision for income taxes	6,535	7.6	5,622	7.9

Net income including noncontrolling interest	13,264	15.6	8,791	12.4
Net income attributable to the noncontrolling interest	(243)	(0.3)	—	—

Net income attributable to Masimo Corporation	$13,021	15.3%	$8,791	12.4%

Comparison of the Three Months ended April 4, 2009 to the Three Months ended March 29, 2008

Revenue. Total revenue increased $14.4 million, or 20.2%, to $85.5 million for the three months ended April 4, 2009 from $71.1 million for the three months ended March 29, 2008.

Product revenues increased $14.8 million, or 24.7%, to $74.5 million in the three months ended April 4, 2009 from $59.7 million for the three months ended March 29, 2008. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 587,000 units at April 4, 2009 up from 491,000 units at March 29, 2008. Revenue generated through our direct and distribution sales channels increased $14.4 million, or 32.0%, to $59.5 million for the three months ended April 4, 2009 compared to $45.1 million for the three months ended March 29, 2008. During the three months ended April 4, 2009 revenues from our OEM channel increased $363,000, or 2.5%, to $15.0 million from $14.6 million in the three months ended March 29, 2008. Contributing to the increase in our direct and distribution sales channel revenue was an increase in our Rainbow technology product revenues of approximately $400,000 to $3.1 million in the three months ended April 4, 2009, from $2.7 million in the three months ended March 29, 2008.

Our royalty revenue decreased $400,000 to $11.0 million in the three months ended April 4, 2009 from $11.4 million in the three months ended March 29, 2009. For the three months ended April 4, 2009 and March 29, 2008, our reported Covidien royalties are based upon an estimate of Covidien’s U.S. pulse oximeter sales for that period and the contractual royalty rate as prescribed by the 2006 settlement agreement.

Cost of Goods Sold. Cost of goods sold increased $3.6 million, or 17.2% to $24.7 million in the three months ended April 4, 2009 from $21.1 million in the three months ended March 29, 2008. Our total gross margin increased to 71.1% for the three months ended April 4, 2009 from 70.3% for the three months ended March 29, 2008. Excluding royalties, the product gross profit margins increased by 2.2% to 66.8% for the three months ended April 4, 2009 from 64.6% for the three months ended March 29, 2008. This increase was primarily due to manufacturing efficiencies related to higher production volumes, higher sensor sales and increased sales of Rainbow related products. We incurred $1.0 million and $875,000 in Masimo Labs’ royalty expenses for the three months ended April 4, 2009 and March 29, 2008, respectively, which, in accordance with FIN 46(R), have been eliminated in our condensed consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 65.4% and 63.2% for the three months ended April 4, 2009 and March 29, 2008, respectively.

Research and Development. Research and development expenses increased $1.5 million, or 23.3%, to $7.8 million for the three months ended April 4, 2009, from $6.3 million for the three months ended March 29, 2008. The increase was primarily due to increased payroll and payroll related costs of $728,000, associated with increased research and development staffing levels which rose to 142 at April 4, 2009 from 126 at March 29, 2008. In addition, expenses for additional engineering supplies and clinical trials research related to new product development increased $646,000 for the three months ended April 4, 2009 compared to March 29, 2008. Share based compensation expense related to SFAS 123(R), which is included in payroll and payroll related costs, was $613,000 and $412,000 for the three months ended April 4, 2009 and March 29, 2008, respectively. Included in these total research and development expenses are $685,000 and $478,000 of engineering expenses incurred by Masimo Labs for the three months ended April 4, 2009 and March 29, 2008, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $3.4 million, or 11.3%, to $32.9 million for the three months ended April 4, 2009 from $29.5 million in the three months ended March 29, 2008. The increase was primarily due to a $4.2 million increase in payroll and payroll related costs consistent with an increase in staffing from 376 at March 29, 2008 to 457 at April 4, 2009. This increase was partially offset by a reduction of $772,000 in marketing related tradeshow expense, resulting from a slight reduction in the number of tradeshows attended during the three months ended April 4, 2009 as compared to March 29, 2008. Share based compensation expense related to SFAS 123(R) which is included in payroll and payroll related costs, was $2.0 million and $1.1 million for the three months ended April 4, 2009 and March 29, 2008, respectively. Included in these total selling, general and administrative expenses are $81,000 and $33,000 of direct expenses incurred by Masimo Labs for the three months ended April 4, 2009 and March 29, 2008, respectively.

Non-Operating Income (expense). Non-operating expense was $287,000 for the three months ended April 4, 2009, as compared to non-operating income of $419,000 for the three months ended March 29, 2008. This net change of $706,000 was due to the decline in interest income of $914,000, resulting from the significant decline in interest rates earned on our invested cash, and partially offset by lower interest expense of $633,000 resulting from the repayment of long term debt balances in March 2008. In addition, changes in foreign currency exchange rates, primarily due to the strengthening U. S. dollar compared to the Euro and Japanese yen, resulted in a transaction and translation currency loss of $363,000 during the three months ended April 4, 2009, as compared to a currency gain of $228,000 during the three months ended March 29, 2008.

Provision for Income Taxes. Our provision for income taxes was $6.5 million for the three months ended April 4, 2009, compared to $5.6 million for the three months ended March 29, 2008. Our effective tax rate decreased to 33.0% for the three months ended April 4, 2009, compared to 39.0% for the three months ended March 29, 2008. This decrease in the effective tax rate was due primarily to the increase in anticipated income in jurisdictions, in which we do business, with lower effective rates. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law and the geographic composition of pre-tax income.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the sale of equity securities. Through April 4, 2009, we raised $81.7 million through seven preferred stock private equity financings, approximately $47.8 million from our August 2007 initial public offering and $27.4 million from the exercise of stock options.

As of April 4, 2009, we had cash and cash equivalents of $152.2 million, of which $131.8 million was invested in U.S. Treasury bills, $6.6 million was in money market accounts with major financial institutions and $13.8 million was in checking accounts and certificates of deposit. These U.S. Treasury bills are classified as cash equivalents since they are highly liquid investments, with a maturity of three months or less at the date of purchase. We carry cash equivalents at cost which approximates fair value.

In the first quarter of 2009, we received $11.5 million from Covidien for royalties related to their sales in the fourth quarter of 2008. Going forward, we expect to continue to receive a royalty based on Covidien’s pulse oximetry products sales in the United States, through the term of the royalty agreement and at least through March 14, 2011. The royalty rate is currently 13%, but may decline to 10%, subject to Covidien’s ability to develop new products or technologies that avoid some of our current patent coverage as negotiated in our settlement agreement with Covidien.

Cash Flows from Operating Activities. Cash provided by operating activities was $5.7 million in the three months ended April 4, 2009. The source of cash consists primarily of net income including noncontrolling interest of $13.3 million, non-cash share based compensation of $2.6 million, and an increase in deferred revenue of $2.7 million due to the continued growth of our business. These sources of cash were partially offset by a net decrease in income tax liability of $6.1 million, resulting from the combination of our $14.9 million payment for our tax charge related to the implementation of a new international business organization and structure, offset by our first quarter of 2009 tax provision accrual. In addition, uses of cash included an increase in accounts receivable of $5.5 million due to the growth of our business, an increase in inventory of $2.6 million to meet the increasing demand for our products, and a decrease in accrued compensation of $2.3 million related to the payment of certain year end obligations, including employee bonuses.

Cash provided by operating activities was $17.6 million in the three months ended March 29, 2008. The source of cash consists primarily of net income including noncontrolling interest of $8.8 million, an increase in deferred revenue of $4.0 million due to the continued growth of our business, a net tax benefit of $3.2 million relating to employee stock option exercises, a decrease in royalties receivable of $2.5 million consistent with the change in Covidien royalties earned, an increase in accounts payable of $2.2 million, and a decrease in prepaid taxes of $1.8 million which were applied to income tax liabilities generated in the period. These increases were offset partially by an increase in inventory of $3.2 million to meet the increasing demand for our products, an increase in accounts receivable of $2.8 million due to the growth of our business, and a decrease in accrued compensation of $2.3 million due to timing of disbursements.

Cash Flows from Investing Activities. Cash used in investing activities for the three months ended April 4, 2009 was $995,000 consisting primarily of $676,000 of property and equipment purchases related primarily to assets to support our manufacturing operations and $340,000 for the increase in intangible assets related to capitalized patent related expenses. Cash used in investing activities for the three months ended March 29, 2008 was $1.8 million consisting of $1.2 million of property and equipment purchases related primarily to assets to support our manufacturing operations and $570,000 for the increase in intangible assets related to capitalized patent related expenses.

Cash Flows from Financing Activities. Cash provided by financing activities for the three months ended April 4, 2009 was $725,000. This total net cash flow was primarily due to $739,000 of proceeds from stock option exercises. Cash used by financing activities for the three months ended March 29, 2008 was $26.1 million. This total net use was the result of our decision in March 2008 to repay approximately $26.7 million in long term debt related to the financing of equipment placed at hospitals. In total, we repaid $29.6 million of long term debt in the three month period ended March 29, 2008. These total debt repayments were partially offset by $3.4 million of proceeds from stock option exercises for the three month period ended March 29, 2008.

Future Liquidity Needs. In the future, in addition to funding our working capital requirements, we anticipate our primary use of cash to be the equipment that we provide to hospitals under our long-term sensor purchase agreements. We anticipate additional capital purchases related to expanding our worldwide international operations including manufacturing, sales, marketing and other areas of necessary infrastructure growth. Our focus on international expansion will also require both continuing and incremental investments in facilities and infrastructure in the Americas, Europe and Asia. We also anticipate possible uses of cash for the acquisition of technologies or the acquisition of technology companies. The amount and timing of our actual investing activities will vary significantly depending on numerous factors, such as the progress of our product development efforts, our timetable for international sales operations and manufacturing expansion and both domestic and international regulatory requirements. Despite these capital investment requirements, we anticipate that our existing cash and cash equivalents will be sufficient to meet our working capital requirements, capital expenditures, and operations for at least the next 12 months.

Current Financing Arrangements. As of April 4, 2009, we had one remaining financing arrangement with an outstanding balance of $335,000. The total monthly principal and interest payment under this remaining financing agreement was $41,000 based on an average interest rate of 7.0%. There are no additional amounts available for future borrowing under this remaining arrangement. As of April 4, 2009, we had capital leases related to office equipment with an outstanding balance of $208,000 and total remaining interest of approximately $20,000.

Off-Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we engaged in these relationships.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results therefore could differ materially from those estimates under different assumptions or conditions.

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K filed with the SEC on March 4, 2009. There have been no material changes in any of our accounting policies since January 3, 2009.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuation to interest expense is limited to our outstanding financing arrangements, which have fixed interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve could significantly affect the fair value of our interest-sensitive financial instruments at April 4, 2009. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.

Foreign Currency Exchange Rate Risk

A majority of our assets and liabilities are maintained in the United States in U.S. dollars and a majority of our sales and expenditures are transacted in U.S. dollars. However, certain of our foreign subsidiaries transact in their respective country’s local currency, which is also their functional currency. As a result, revenues and expenses of these foreign subsidiaries when converted into US dollars can vary depending on average monthly exchange rates during a respective period. Intercompany transactions of certain of our foreign subsidiaries with Masimo Corporation are denominated in U.S. dollars and are considered foreign currency denominated transactions by the subsidiary. In addition, any other transactions between us or one of our subsidiaries and a third party, denominated in a currency different from the functional currency, is a foreign currency transaction. Realized and unrealized foreign currency gains or losses on these transactions are included in our statements of income as incurred and are converted to U.S. dollars at average exchange rates for a respective period.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended April 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings in the ordinary course of business. Other than the proceedings described in our Annual Report on Form 10-K for the year ended January 3, 2009, we are not currently involved in any material legal proceedings.

Item 1A.	Risk Factors

Before you decide to invest or maintain an interest in our common stock, you should consider carefully the risks described below, which have been updated since the filing of our Annual Report on Form 10-K with the Securities and Exchange Commission on March 4, 2009, together with the other information contained in this Quarterly Report on Form 10-Q. We believe the risks described below are the risks that are material to us as of the date this Quarterly Report on Form 10-Q is initially filed with the Securities and Exchange Commission. If any of the following risks comes to fruition, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment or interest.

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2009.

Risks Related to Our Business

We currently derive substantially all of our revenue from our Masimo SET platform and related products. If this technology and the related products do not continue to achieve market acceptance, our business, financial condition and results of operations would be adversely affected.

We are dependent upon the success and market acceptance of our proprietary Masimo SET. Currently, our primary product offerings are based on the Masimo SET platform. Continued market acceptance of products incorporating Masimo SET will depend upon our ability to continue to provide evidence to the medical community that our products are cost-effective and provide significantly improved performance compared to conventional pulse oximeters. Health care providers that currently have significant investments in competitive pulse oximetry products may be reluctant to purchase our products. If hospitals and other health care providers do not believe our Masimo SET platform is cost-effective, or more accurate or reliable than competitive pulse oximetry products, they may not buy our products in sufficient quantities to enable us to be profitable. If we are unable to achieve additional market acceptance of our core technology or products incorporating Masimo SET, we will not generate significant revenue growth from the sale of our products.

If the patents we own or license, or our other intellectual property rights, do not adequately protect our technologies, we may lose market share to our competitors and be unable to operate our business profitably.

Our success depends significantly on our ability to protect our rights to the technologies used in our products, including Masimo SET and licensed Rainbow technology. We rely on patent protection, trade secrets, as well as a combination of copyright and trademark laws and nondisclosure, confidentiality and other contractual arrangements to protect our technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. In addition, we cannot be assured that any of our pending patent applications will result in the issuance of a patent to us. The United States Patent and Trademark Office, or PTO, may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO. These proceedings could result in adverse decisions as to the claims included in our patents. Our issued and licensed patents and those that may be issued or licensed in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. Additionally, upon expiration of our issued or licensed patents, we may lose some of our rights to exclude others from making, using, selling or importing products using the technology based on the expired patents. We also must rely on contractual rights with the third parties that license technology to us to protect our rights in the technology licensed to us. There is no assurance that competitors will not be able to design around our patents. We also rely on unpatented proprietary technology. We cannot assure you that we can meaningfully protect all our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology. We seek to protect our know-how and other unpatented proprietary technology with confidentiality agreements and intellectual property assignment agreements with our employees, our OEM partners, independent distributors and consultants. However, such agreements may not be enforceable or may not provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements or in the event that our competitors discover or independently develop similar or identical designs or other proprietary information. In addition, we rely on the use of registered and common law trademarks with respect to the brand names of some of our products. Our common law trademarks provide less protection than our registered trademarks. Loss of rights in our trademarks could adversely affect our business, financial condition and results of operations.

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

* Some of our products, including those based on licensed Rainbow technology, are in development or have been recently introduced into the market and may not achieve market acceptance, which could limit our growth and adversely affect our business, financial condition and results of operations.

Our products that have been recently introduced into the market, including, but not limited to, those based on Rainbow technology, a technology that we license, may not be accepted in the market. Our first product incorporating licensed Rainbow technology was made commercially available in September 2005. Given that all Rainbow technology products are new to the marketplace, we do not know to what degree the market will accept these products, if at all. Even if our customers recognize the benefits of our products, we cannot assure you that our customers will purchase them in quantities sufficient for us to be profitable or successful. We will need to invest in significant sales and marketing resources to achieve market acceptance of these products with no assurance of success. The degree of market acceptance of these products will depend on a number of factors, including:

•	perceived effectiveness of our products;

•	sales price of our products;

•	reimbursement available through Medicaid programs for using our products;

•	perceived advantages of our products over competing products; and

•	introduction and acceptance of competing products or technologies;

In March 2008, we introduced our most recent Rainbow parameter, total hemoglobin. In May 2008, we received FDA clearance to begin to market this new parameter. In September 2008, we began our limited market release of the product and focused on obtaining data and clinical feedback on the performance of the product in the hospital. Since September 2008, we have continued to gather data and input on the device, and expect to continue this activity through 2009. In the first quarter of 2009, we commercially launched our total hemoglobin product for continuous monitoring in the hospital. While we are enthusiastic about the product’s long-term market potential, we cannot determine how quickly or successfully the product will be received within its initial targeted market. As with any new technology, there are significant barriers to market adoption and we cannot be assured that the marketplace will respond favorably to this new technology and product.

In the second half of 2009, we intend to release our latest parameter, acoustic respiration monitoring, or ARM. As with our total hemoglobin release, we will initially provide this new measurement to the market in a limited market release which will allow us to evaluate the product’s performance in the field. While we believe that we should be able to achieve this market timing, there can be no assurances of this timing or the regulatory approvals still required. Also, while we expect this product will have an important role within the hospital general floor environment, there can be no assurance that this product will be successful within this initial target market. As with any new technology, there are significant barriers to market adoption and we cannot be assured that the marketplace will respond favorably to this new technology and product.

In order for any of our products to be accepted in the marketplace, we must demonstrate that they are effective and commercially beneficial. Even if customers accept these products, this acceptance may not result in sales if our competitors develop similar products that our customers prefer over ours. If our products do not gain market acceptance or if our customers prefer our competitors’ products, our potential growth would be limited, which would adversely affect our business, financial condition and results of operations.

If our products cause or contribute to a death or serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions, including recall of our products.

Under the FDA medical device reporting, or MDR, regulations, we are required to report to the FDA any incident in which a product of ours may have caused or contributed to a death or serious injury or in which a product of ours malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. In addition, all manufacturers placing medical devices in European Union markets are legally required to report to the relevant authority in whose jurisdiction any serious or potentially serious incidents occurred involving devices produced or sold by the manufacturer.

The FDA and similar foreign governmental authorities have the authority to require the recall of our commercialized products in the event of material deficiencies or defects, in for example, design, labeling or manufacture. In the case of the FDA, the authority to require a recall generally must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or by one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. We may initiate certain voluntary recalls involving our products in the future. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations.

From our inception through April 4, 2009, we initiated four voluntary recalls of our products, none of which was material. Each of these recalls was reported to the FDA within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.

Recent deterioration in the credit markets and the financial services industry may negatively impact our business, results of operations, financial condition and liquidity.

Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity, financial condition and results of operations if our customers’ ability to borrow money from their existing lenders, or to obtain credit from other sources to purchase our products under long term sensor agreements, were to be impaired. This credit market deterioration could affect our ability to acquire new customers for our products. In addition, the recent economic crisis could also adversely impact our suppliers’ ability to provide us with materials and components, either of which may negatively impact our ability to meet our customers’ requirements and grow our business.

Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the allowances we have established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past, especially given the recent deterioration of the credit markets worldwide. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our receivable collections and additional allowances may be required. These additional allowances could materially and adversely affect our financial results.

Our customers may reduce, delay or cancel purchases due to uncertainties related to the economy or hospital census levels, which could adversely affect our business, financial condition and results of operations.

As a result of the current worldwide economic environment, our customers are facing a growing level of uncertainties including but not limited to, their ability to obtain the necessary access to capital as well as lower overall hospital census for paying patients and the impact of that lower census on hospital budgets. Also, recent budget proposal and health care reform discussions have created additional levels of uncertainty regarding hospital spending.

In addition to the overall economic environment, there are specific portions of our business, such as our OEM customers, who, due to their capital equipment sales model, could be impacted by the ongoing economic environment and the resulting constraints on hospital budgets. These hospital budget constraints could cause our OEM’s more difficulty in selling their large, relatively high priced multi-parameter devices which, in turn, could reduce our board sales to our OEM customers. In addition, certain of our products, including our Rainbow measurements such as carbon monoxide, methemoglobin and total hemoglobin are sold with upfront license fees as well as more complex, and therefore, more expensive sensors which could be impacted by hospital budget reductions. To the extent that the current economic uncertainty and budgetary reductions cause our potential customers to reduce, delay or cancel new capital equipment purchases or sensor purchase agreements, our ability to generate revenues could be impacted. Also, while our long term sensor agreements provide for minimum annual sensor purchases, if hospital census levels fall, the volume of sensors purchased by our customers could decline and, as a result, negatively impact our ability to generate revenues.

The difficult economic environment and its impact on hospital budgets could also have other implications to our business, financial condition and results of operation. As an example, despite our agreements and our customer’s acknowledged preference for disposable single patient adhesive sensors due to performance and risk of contamination, our customers worried about finances could take desperate measures such as switching from disposable sensors to reusable sensors. In addition, our customers could also begin purchasing third party recycled sensors in an attempt to reduce their overall operating costs.

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

Non-vital signs measurements consist of body fluid constituents other than vital signs measurements, including, but not limited to, carbon monoxide, methemoglobin, blood glucose, total hemoglobin and bilirubin.

Under the Cross-Licensing Agreement, we are only permitted to sell devices utilizing Masimo SET for the measurement of non-vital signs measurements in markets where the product is intended to be used by a professional medical caregiver, including, but not limited to, hospital caregivers and emergency medical services, or EMS, facility caregivers, rather than by a patient or pharmacist, which we refer to as the Masimo Market. Accordingly, our ability to commercialize new products, new or improved technologies and additional applications for Masimo SET is limited. In particular, our inability to expand beyond the Masimo Market may impair our growth and adversely affect our financial condition and results of operations.

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

* We are required to pay royalties to Masimo Labs for all products sold that contain Rainbow technology, including certain annual minimum royalty payments, and this may impact our gross margins if we discontinue consolidating Masimo Labs within our financial statements.

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

Currently, in accordance with FIN 46(R), we are required to consolidate Masimo Labs within our financial statements. Accordingly, the royalties that we owe to Masimo Labs are eliminated in our consolidated financial statements presented within this Quarterly Report on Form 10-Q and the gross profit margins reported in our consolidated financial results do not include the royalty expense that we pay to Masimo Labs. Also in accordance with FIN 46(R), we are obligated to include, and have included, Masimo Labs’ engineering and administrative expenses in our reported engineering and administrative expenses. If our financial statements were not consolidated with Masimo Labs, our reported cost of goods sold would increase and our reported engineering and administrative expenses would decrease. As a result of this requirement to consolidate, we report within our public filings, both our reported gross profit, engineering expense and administrative expenses as if we were not required to consolidate. To date, the amount of royalty expense has approximated the amount of engineering and administrative expense and therefore, the net impact to our consolidated financial statements has not been significant. However, in the future, depending upon the success of Rainbow products and the royalties earned by Masimo Labs on those revenues, it is possible that the royalty expense will grow at a rate higher than the growth of engineering and administrative expenses. In the event the net impact on our consolidated results is material, we will reflect the amount of Masimo Labs income through our condensed consolidated statement of income as an element of minority interest income. As a result, despite the current requirement to consolidate, any profit in our consolidated financial results that is attributable to Masimo Labs will be separately identified.

Despite describing and reflecting this Masimo Labs consolidation requirement within our financial statements, failure to understand or appreciate the significance of our consolidation of Masimo Labs’ financial statements may lead current and prospective investors to draw inaccurate perspectives and conclusions regarding our financial condition and results of operations.

We may not be able to commercialize our products incorporating licensed Rainbow technology cost-effectively or successfully.

It is generally more expensive for us to make products that incorporate Rainbow technology than products that do not due to increased production costs and the royalties that we must pay to Masimo Labs. In order to successfully commercialize products incorporating Rainbow technology, we must be able to pass these higher costs on to the market. We cannot assure you that we will be able to sell products incorporating Rainbow technology at a price the market is willing to accept. If we cannot commercialize our products incorporating licensed Rainbow technology successfully, we may not be able to generate sufficient product revenue from these products to be profitable, which could adversely affect our business, financial condition and results of operations.

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

Masimo Labs has conducted the substantial majority of research and development of Rainbow technology. Although we expect Masimo Labs to continue its research and development activities related to Rainbow technology and specific noninvasive monitoring measurements, including blood glucose and total hemoglobin, we have no assurance that it will do so. In the event Masimo Labs does not continue to develop and improve Rainbow technology, our business, financial condition and results of operations could be adversely affected.

We will experience conflicts of interest with Masimo Labs with respect to business opportunities and other matters.

Prior to our initial public offering in August 2007, our stockholders owned approximately 99% of the outstanding shares of capital stock of Masimo Labs and we believe that as of April 4, 2009, a number of stockholders of Masimo Labs continued to own shares of our common stock. Joe E. Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Masimo Labs. Jack Lasersohn, another member of our board of directors, also serves on the board of directors of Masimo Labs. Due to the interrelated nature of Masimo Labs with us, conflicts of interest will arise with respect to transactions involving business dealings between us and Masimo Labs, potential acquisitions of businesses or products, development of products and technology, the sale of products, markets and other matters in which our best interests and the best interests of our stockholders may conflict with the best interests of the stockholders of Masimo Labs. We cannot assure you that any conflict of interest will be resolved in our favor, or that with respect to our transactions with Masimo Labs we will negotiate terms that are as favorable to us as if such transactions were with an unaffiliated third party.

We may not maintain our recent profitability and we may experience significant fluctuations in our quarterly results in the future.

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

We also have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, we would experience a significant reduction in revenue, which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers or groups of customers or that we will be able to attract and retain additional customers in the future. For the three months ended April 4, 2009 and March 29, 2008, one of our distributors represented 17% and 13%, respectively, of our total revenue.

Our royalty agreement with Covidien provides for a royalty rate schedule that could decline over the term of the settlement agreement which could significantly harm our total sales and operating results.

In fiscal 2008, our royalties from the Covidien settlement totaled $47.5 million. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit and operating income levels. As a result, any decline in royalties that we earn under the settlement agreement in the future will have a significant impact on our revenue, gross margins and operating income. Under the agreement, we earn royalties on Covidien’s total U.S.-based pulse oximetry sales. The royalty rate in 2006 was nearly 20% if averaged over the entire year. The royalty rate for fiscal 2007 declined to 15%. In 2008, 2009 and through the term of the royalty agreement, at least through March 14, 2011, the royalty rate is 13%, but may decline to 10%, subject to Covidien’s ability to develop new products that avoid some of our current patent coverage as negotiated in the settlement agreement. As a result, there is a significant financial risk to our operating income if we are unable to generate sufficient revenue and gross margins to offset the impact of declining royalty rates on sales of Covidien’s pulse oximetry products in the United States.

* If we fail to maintain relationships with GPOs, sales of our products would decline.

Our ability to sell our products to U.S. hospitals depends in part on our relationships with GPOs. Many existing and potential customers for our products become members of GPOs. GPOs negotiate beneficial pricing arrangements and contracts, which are sometimes exclusive, with medical supply manufacturers and distributors. These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of the contractual arrangement. In the three months ended April 4, 2009 and March 29, 2008, shipments of our pulse oximetry products related to GPOs were $41.3 million and $30.7 million, respectively. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our business would be harmed.

If we do not successfully develop and commercialize enhanced or new products that remain competitive with new products or alternative technologies developed by others, we could lose revenue opportunities and customers, and our ability to grow our business would be impaired.

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

The manufacture and sale of products using Masimo SET and licensed Rainbow technology expose us to product liability claims and product recalls, including, but not limited to, those that may arise from unauthorized off-label use, which is use of a device in a manner outside the measurement or measurements cleared by the FDA, or malfunction of, or design flaws or manufacturing defects in, our products or the use of our products with incompatible components or systems. Any losses that we may suffer from product liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our technology and products, together with the corresponding diversion of the attention of our key employees, may subject us to significant damages and could adversely affect our business, financial condition and results of operations. We currently have product liability insurance that we believe to be adequate, but we cannot be certain that it will be sufficient to cover any or all damages or claims. Furthermore, we may not be able to obtain or maintain insurance in the future at satisfactory rates or in adequate amounts to protect us against any product liability claims.

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

Our products, along with the manufacturing processes and promotional activities for such products, are subject to continual review and periodic inspections by the FDA and other regulatory bodies. In particular, we and our suppliers are required to comply with the Quality Systems Regulations, or QSR, which covers the methods and documentation of the design, testing, production, component suppliers control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces the QSR through unannounced inspections. We are also subject to similar state requirements and licenses. Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, discovery of previously unknown problems with our products (including unanticipated adverse events or adverse events of unanticipated severity or frequency), manufacturing problems, or failure to comply with regulatory requirements, or failure to adequately respond to any FDA observations concerning these issues, could result in, among other things, any of the following actions:

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

Federal regulatory reforms may reduce the profit we are able to earn on the sale of our products.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of medical devices. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be. However, any changes could make it more difficult for us to maintain or attain approval to develop and commercialize our products and technologies.

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

* We anticipate and plan for significant growth, which we may not be able to effectively manage.

Both domestically and internationally, we expect to rapidly expand our operations and our research and development, product development, sales, marketing and administrative organizations. This growth and activity will likely result in new and increased responsibilities for management and place a significant strain upon our operating and financial systems and resources. To accommodate our expected growth and compete effectively, we will be required to improve our current infrastructure, including information systems, as well as create additional processes, procedures and controls and expand, train, motivate and manage our work force. In addition, our anticipated growth may strain our ability to manufacture an increasingly large supply of our products. Manufacturing facilities often experience difficulties in scaling up production, including problems with production yields and quality control and assurance.

We cannot be certain that our personnel, infrastructure, financial systems, processes, procedures, asset management, facilities and controls will be adequate to support our future operations. Any failure to effectively manage our growth could impede our ability to successfully develop, market and sell our products and meet market demand, and would materially and adversely affect our business, financial condition and results of operations.

We manufacture our products at two locations. Any disruption in these manufacturing facilities could adversely affect our business, financial condition and results of operations.

To date, we have relied on our manufacturing facilities in Irvine, California and Mexicali, Mexico. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facilities may be affected by natural or man-made disasters. Earthquakes are of particular significance since our Irvine, California facility is located in an earthquake-prone area. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist organizations, fire, floods and similar events. In the event that one of our facilities was affected by a natural or man-made disaster, we would be forced to rely on third-party manufacturers if we could not shift production to our other manufacturing facility. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If we are forced to seek alternative facilities, we may incur additional costs and we may experience a disruption in the supply of our products until those facilities are available. We are also vulnerable to disruptions which may occur as a result of local, regional and worldwide health risks, including but not limited to outbreaks of Avian and Swine flu. Such disruptions may include the inability to manufacture and distribute our products due to the direct effects of illness on individuals or due to constraints on supply and distribution that may result from either voluntary or government imposed restrictions. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and, therefore, may adversely affect our revenue, gross margins and results of operations. Any disruption or delay at our manufacturing facilities could impair our ability to meet the demand of our customers and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business, financial condition and results of operations.

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

In order to expand our products and technology platform, we have acquired four businesses since our inception and we may acquire additional businesses in the future. Successful acquisitions depend upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. Even if we complete acquisitions, we may experience:

•	difficulties in integrating any acquired companies, personnel, products and other assets into our existing business;

•	delays in realizing the benefits of the acquired company, products or other assets;

•	diversion of our management’s time and attention from other business concerns;

•	limited or no direct prior experience in new markets or countries we may enter;

•	higher costs of integration than we anticipated; and

•	difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions.

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

We derive a portion of our net sales from international operations. In the three months ended April 4, 2009 and March 29, 2008, 23.3% and 25.0%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

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

In the fourth quarter of 2008, we implemented a new international business structure designed to better serve and support our growing international business. By centralizing our international operations, including sales management, marketing, customer support, planning, logistics and administrative functions, we believe we will be able to develop a more efficient and scalable international organization – capable of being even more responsive to the business needs of our international customers—all under one centralized management structure. We commenced the implementation of an international business structure to align our operations with the business needs of our non-U.S. customers and we believe that we may, in the long run, also benefit from certain operational benefits and achieve a lower overall tax rate. However, there can be no assurance that our efforts will produce any anticipated operational benefits or provide an overall lower tax rate. Realization of the expected benefits will depend on a number of factors, including our future business results and profitability, the effectiveness and timing of our implementation of our international business structure, changes in U.S. or international tax law and the geographic composition of our pre-tax income.

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

The FCPA and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could subject us to cash and non-cash penalties, disrupt our operations, involve significant management distraction and result in a material adverse effect on our results of business, financial condition and results of operations.

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

Consistent with or in addition to Congressional or state reforms, the Centers for Medicare and Medicaid Services, or CMS, the federal agency that administers the Medicare and Medicaid programs could change its current policies that affect reimbursement for our products. CMS determined in 2007 that certain uses of pulse oximetry monitoring are eligible for separate Medicare payment in the hospital outpatient setting when no separately payable hospital outpatient services are reported on the same date of service. Each year, however, CMS re-examines the reimbursement rates for hospital inpatient and outpatient and physician office settings and could either increase or decrease the reimbursement rate for procedures utilizing our products. We are unable to predict when legislation or regulation that affects our business may be proposed or enacted in the future or what effect any such legislation or regulation would have on our business. Any such legislation, regulation or policies that affect the coverage and reimbursement of our current or future products, or the procedures utilizing our current or future products, could cause our sales to decrease and our revenue to decline.

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

There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. From January 4, 2009 to April 4, 2009, our closing stock price ranged from $22.35 to $30.28. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our common stock caused by changes in our operating performance or prospects and other factors.

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

As of April 4, 2009, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 12.3% of our outstanding common stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, the stockholders may be able to exercise a significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our board of directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of us, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

* You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.

As of April 4, 2009, an aggregate of 12,636,124 shares of our common stock were reserved for future issuance under our three equity incentive plans, 8,018,440 of which were subject to options outstanding as of that date at a weighted average exercise price of $17.17 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.

* Future resales of our common stock, including those by our insiders, may cause our stock price to decline.

As of April 4, 2009, there were 57,493,171 shares of our common stock outstanding. A significant portion of our shares of common stock outstanding prior to our initial public offering, or IPO, that were not sold by selling stockholders in the offering became eligible for sale in the public market on February 4, 2008 upon expiration of lock-up agreements entered into in connection with our IPO, although as of April 4, 2009, 5,855,989 of these shares were held by directors, executive officers and other affiliates. Shares held by these affiliates are subject to volume limitations on resale under Rule 144 promulgated by the SEC under the Securities Act of 1933, as amended, or Rule 144. In addition, a large portion of our outstanding shares are held by a small number of investment funds. Resale by these stockholders of a substantial number of shares, announcements of the proposed resale of substantial amounts of our common stock or the perception that substantial resales may be made, could significantly reduce the market price of our common stock. Moreover, the holders of 311,562 shares of common stock at April 4, 2009 have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold or to include these shares in registration statements that we may file for ourselves or other stockholders from time to time.

Some of our directors and executive officers have entered into Rule 10b5-1 trading plans pursuant to which they have arranged to sell shares of our common stock from time to time in the future. Generally, these sales require public filings. Actual or potential sales by these insiders, including those under a pre-arranged Rule 10b5-1 trading plan, could be interpreted by the market as an indication that the insider has lost confidence in our stock and reduce and reduce the market price of our common stock.

In March 2009, we registered an aggregate of 4,657,660 shares reserved under our equity plans under a Registration Statement on Form S-8. All shares issued pursuant to a Registration Statement on Form S-8 can be freely sold in the public market upon issuance, subject to restrictions on our affiliates under Rule 144. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

We will continue to incur significant increased costs as a result of operating as a public company, and our management and key employees will be required to devote substantial time to new regulations and compliance initiatives.

Prior to August 2007, we operated as a private concern. As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The reporting requirements of the Exchange Act and the Sarbanes-Oxley Act may place a strain on our people, systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

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

Securities analysts may elect not to provide research coverage of our common stock. If securities analysts do not cover our common stock, the lack of research coverage may cause the market price of our common stock to decline. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business or the pulse oximetry market. If one or more of the analysts who elects to cover us downgrades our stock, our stock price could decline rapidly. If one or more of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, recently adopted rules mandated by the Sarbanes-Oxley Act, and a global settlement reached in 2003 between the SEC, other regulatory agencies and a number of investment banks, has led to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms are required to contract with independent financial analysts for their stock research. As long as we have a smaller market capitalization, it may be difficult for us to attract independent financial analysts who will cover our common stock, which could have a negative effect on the market price of our common stock.

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

As of April 4, 2009, we used over $44.3 million of the net proceeds from our IPO for working capital, purchase and installation of equipment and general corporate purposes. We anticipate that we will continue to use the remaining net proceeds from our IPO for additional working capital, purchase and installation of equipment and general corporate purposes. The timing and amount of our actual expenditures of the remaining IPO net proceeds will be based on many factors, including without limitation, cash flows from operations and the anticipated growth of our business. We have invested the remaining net proceeds from our IPO in U.S. Treasury bills with maturities of 3 months or less, and short-term money market securities. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus filed with the SEC on August 8, 2007 pursuant to Rule 424(b) promulgated by the SEC under the Securities Act of 1933, as amended.

Item 5.	Other Information

On March 16, 2009, we entered into a Group Purchasing Agreement-Capital Equipment, or Purchasing Agreement, with Premier Purchasing Partners, L.P., or Premier. The Purchasing Agreement becomes effective as of June 1, 2009 and, upon effectiveness, will supersede the prior Group Purchasing Agreement between us and Premier, dated March 1, 2006. Under the Purchasing Agreement, we have agreed to sell various products and services to healthcare provider participants, or Participating Members, under four pricing structures based on the Participating Member’s annual purchase volume or commitment level. The purchase price structure will generally remain constant during the term of the Purchasing Agreement. In consideration for the administrative and other services Premier performs in connection with purchases of products and services by the Participating Members, we will pay Premier on a monthly basis a fixed percentage of the total dollar volume of products and services purchased by the Participating Members, whether they are provided directly from us or through an authorized distributor. The Purchasing Agreement will expire on May 31, 2012, provided that each party has the right to terminate the agreement if the other party commits a breach of the agreement that is not cured within 30 days following written notice of the breach. In addition, each party has the right to terminate the agreement at any time for any reason by providing 90 days prior written notice to the other party.

The foregoing summary of the Purchasing Agreement is qualified in its entirety by reference to the full text of the Purchasing Agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.32 and is incorporated herein by reference.

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

MASIMO CORPORATION

Date: May 5, 2009	By:	/s/ Joe E. Kiani
Joe E. Kiani
Chief Executive Officer and Chairman

Date: May 5, 2009	By:	/s/ Mark P. de Raad
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document

2.1	(1)†	Asset Purchase Agreement, dated December 21, 2005, between the Company, Masimo Canada ULC and Andromed Inc. (Exhibit 2.1)

2.1(a)	(1)	List briefly identifying the contents of schedules omitted from Exhibit 2.1 (Exhibit 2.1(a))

3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3	(3)	Amended and Restated Bylaws adopted on October 9, 2008 (Exhibit 3.1)

4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999 between the Registrant and certain of its stockholders (Exhibit 4.2)

4.3	(2)	Rights Agreement, dated November 9, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)

4.4	(4)	Masimo Retirement Savings Plan. (Exhibit 4.7)

10.30	††	Letter Amendment to Exhibit A of the Pulse Oximetry & Related Products Capital Equipment Supplier Agreement, dated January 2, 2009, between Novation, LLC and the Company

10.31		Amendment Number 10 to Group Purchasing Agreement, effective March 1, 2009, by and between Premier Purchasing Partners, L.P. and the Company

10.32	††	Group Purchasing Agreement-Capital Equipment, effective June 1, 2009, by and between Premier Purchasing Partners, L.P. and the Company

31.1		Certification of Joe E. Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2		Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32		Certification of Joe E. Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (No. 333-142171) originally filed on April 17, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form S-1, as amended.

(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on November 9, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(3)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on October 10, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(4)	Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed on February 11, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form S-8.

†	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement have been omitted. A list identifying the contents of the omitted schedules is included as Exhibit 2.1(a). The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

††	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.