Form 10-Q
period 2009-07-04
MASIMO CORP
filed 2009-08-05
CIK 937556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of July 4, 2009
Common stock, $0.001 par value	57,616,179

MASIMO CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JULY 4, 2009

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

MASIMO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	July 4, 2009	January 3, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$156,566	$146,910
Accounts receivable, net of allowance for doubtful accounts of $1,627 and $1,300 at July 4, 2009 and January 3, 2009, respectively	38,464	30,715
Royalties receivable	11,106	11,375
Inventories	29,812	27,400
Prepaid expenses	6,941	4,780
Deferred tax assets	10,511	10,511
Other current assets	525	551

Total current assets	253,925	232,242
Deferred cost of goods sold	28,938	28,431
Property and equipment, net	12,400	12,979
Deferred tax assets	8,796	8,781
Intangible assets, net	7,702	7,410
Other assets	3,776	3,505

Total assets	$315,537	$293,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,044	$15,914
Accrued compensation	13,720	15,607
Accrued liabilities	6,350	5,566
Income taxes payable	306	10,862
Deferred revenue	18,796	17,233
Current portion of long-term debt	224	465

Total current liabilities	53,440	65,647
Long-term debt, less current portion	201	157
Other liabilities	8,354	8,046

Total liabilities	61,995	73,850
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at July 4, 2009 and January 3, 2009	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 57,616,179 and 57,326,527 shares issued and outstanding at July 4, 2009 and January 3, 2009, respectively	58	57
Treasury stock, 156,240 shares at July 4, 2009 and January 3, 2009	(1,209)	(1,209)
Additional paid-in capital	187,396	179,666
Accumulated other comprehensive loss	(243)	(7)
Retained earnings	66,997	40,884

Total Masimo Corporation’s stockholders’ equity	252,999	219,391
Noncontrolling interest	543	107

Total stockholders’ equity	253,542	219,498

Total liabilities and stockholders’ equity	$315,537	$293,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share information)

(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Revenue:
Product	$70,047	$62,094	$144,544	$121,829
Royalty	13,522	12,672	24,517	24,047

Total revenue	83,569	74,766	169,061	145,876
Cost of goods sold	23,574	21,403	48,319	42,524

Gross profit	59,995	53,363	120,742	103,352
Operating expenses:
Research and development	7,252	5,980	15,019	12,278
Selling, general and administrative	32,766	30,366	65,646	59,895
Antitrust litigation	29	277	43	445

Total operating expenses	40,047	36,623	80,708	72,618

Operating income	19,948	16,740	40,034	30,734
Non-operating income (expense):
Interest income	68	625	113	1,584
Interest expense	(7)	(60)	(17)	(703)
Other	307	75	(15)	178

Total non-operating income (expense)	368	640	81	1,059

Income before provision for income taxes	20,316	17,380	40,115	31,793
Provision for income taxes	7,065	6,779	13,600	12,401

Net income including noncontrolling interest	13,251	10,601	26,515	19,392
Net income attributable to the noncontrolling interest	(159)	—	(402)	—

Net income attributable to Masimo Corporation	$13,092	$10,601	$26,113	$19,392

Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.23	$0.19	$0.45	$0.35

Diluted	$0.22	$0.18	$0.43	$0.32

The following table presents details of the share based compensation expense that is included in each functional line item in the condensed consolidated statements of income above (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Cost of goods sold	$97	$75	$171	$104
Research and development	620	607	1,233	1,019
Selling, general and administrative	$2,116	$1,487	$4,069	$2,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 4, 2009	June 28, 2008
Cash flows from operating activities:
Net income including noncontrolling interest	$26,515	$19,392
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	3,063	2,738
Share based compensation	5,473	3,747
Loss on disposal of property and equipment	5	—
Provision for (reversal of) doubtful accounts	370	(19)
Provision for obsolete inventory	527	1,807
Provision for warranty costs	981	675
Income tax benefit from exercise of stock options	820	8,655
Excess tax benefit from share based payment arrangements	(152)	(1,029)
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,295)	(2,263)
Decrease in royalties receivable	269	2,491
Increase in inventories	(2,994)	(7,863)
Increase in deferred cost of goods sold	(497)	(1,467)
(Increase) decrease in prepaid expense	(2,148)	69
(Increase) decrease in other assets	(250)	459
Increase (decrease) in accounts payable	(1,869)	2,136
Increase (decrease) in accrued compensation	(2,000)	557
Decrease in accrued liabilities	(192)	(1,852)
Increase (decrease) in income taxes payable	(10,403)	1,026
Increase in deferred revenue	1,493	5,029
Increase in other liabilities	416	37

Net cash provided by operating activities	11,132	34,325

Cash flows from investing activities:
Purchases of property and equipment	(1,987)	(3,035)
Increase in intangible assets	(743)	(1,521)
Increase in restricted cash	(15)	—

Net cash used in investing activities	(2,745)	(4,556)

Cash flows from financing activities:
Repayments on long-term debt	(255)	(30,126)
Proceeds from issuance of common stock	1,415	5,702
Excess tax benefit from share based payment arrangements	152	1,029

Net cash provided by (used in) financing activities	1,312	(23,395)
Effect of foreign currency exchange rates on cash	(43)	(204)

Net increase in cash and cash equivalents	9,656	6,170
Cash and cash equivalents at beginning of period	146,910	96,733

Cash and cash equivalents at end of period	$156,566	$102,903

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet as of July 4, 2009, the condensed consolidated statements of income for the three and six months ended July 4, 2009 and June 28, 2008, the condensed consolidated statements of cash flows for the six months ended July 4, 2009 and June 28, 2008, and other information disclosed in the related condensed consolidated notes are unaudited. The condensed consolidated balance sheet as of January 3, 2009 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed with the Securities Exchange Commission, or SEC, on March 4, 2009.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of July 4, 2009, consolidated results of operations for the three and six months ended July 4, 2009 and June 28, 2008, and consolidated cash flows for the six months ended July 4, 2009 and June 28, 2008. The results for the three and six months ended July 4, 2009 are not necessarily indicative of the results to be expected for the year ending January 2, 2010 or for any other interim period or for any future year.

Fiscal Periods

The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 week quarters and one 14 week quarter. The Company’s fiscal 2008 was on a 53 week fiscal year, in which the first, second and third quarters ended on Saturday, March 29, June 28 and September 27, 2008, respectively. The Company’s 2008 fiscal year ended on Saturday, January 3, 2009. The first three quarters were 13 week quarters and the fourth fiscal quarter was a 14 week quarter. In fiscal 2009, the Company is on a 52 week fiscal calendar in which the Company’s first and second quarters ended on Saturday, April 4 and July 4, respectively, its third quarter will end on Saturday, October 3, 2009, and its fiscal year will end on Saturday, January 2, 2010. Each quarter in 2009 will be 13 weeks.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Masimo Corporation and Masimo Laboratories, Inc., which have been consolidated pursuant to Financial Accounting Standards Board, or FASB, Interpretation No. 46(R), or FIN 46(R), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51”. In addition, these condensed consolidated financial statements include the accounts of Masimo Corporation’s wholly-owned subsidiaries, Masimo Americas, Inc., Masimo Europe Ltd., Masimo Japan, Masimo Canada ULC, Masimo Australia Pty. Ltd., Masimo Holdings

L.P., Masimo International Sarl, Masimo International Technologies Sarl, Masimo China Medical Technology Co., Ltd. and Masimo Hong Kong Limited. All intercompany accounts and transactions have been eliminated in consolidation.

Comprehensive Income

Statement of Financial Accounting Standard, or SFAS, No. 130, “Reporting Comprehensive Income”, establishes requirements for reporting and disclosure of comprehensive income and its components. Comprehensive income includes foreign currency translation adjustments and other items that have been excluded from net income including noncontrolling interest and reflected in stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include: determination of accounts receivable allowances, inventory reserves, warranty reserves, rebate reserves, valuation of the Company’s stock options, distributor channel inventory, royalty revenues, property tax and uncertain income tax positions. Actual results could differ from those estimates.

Fair Value Measurements

Effective December 30, 2007, the Company adopted SFAS No. 157, or SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, effective December 30, 2007, the Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. Effective January 4, 2009, the Company adopted the provisions of SFAS 157 for non-financial assets and liabilities. The adoption did not have a material impact on the Company’s financial position or results of operations.

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

Effective December 30, 2007, the Company adopted SFAS No. 159, or SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this statement as to specific assets or liabilities.

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

The Company records U.S. Treasury bills at cost and continues to carry those amounts at cost, which approximates fair value. The cost and fair value of the U.S. Treasury bills as of July 4, 2009, excluding accrued interest, were both $144.9 million, as compared to a cost and fair value of $125.5 million as of January 3, 2009. The fair value is based on quoted market prices in active markets for identical assets.

The Company records money market funds at cost and continues to carry those amounts at cost which equals fair value. The fair value is based on quoted market prices in active markets for identical assets. As of July 4, 2009 and January 3, 2009, the cost and fair value of the Company’s money market funds was equal to $4.7 million and $13.6 million, respectively.

Reclassifications

Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform with current period presentation.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue pursuant to the requirements of American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Software Revenue Recognition, With Respect to Certain Transactions”, FASB Emerging Issues Task Force, or EITF, Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”, and other authoritative accounting guidance.

The Company recognizes revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. The Company enters into agreements to sell pulse oximetry and related products and services as well as multiple deliverable arrangements that include various combinations of products and services. While the majority of the Company’s sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting including: (i) whether an arrangement exists, (ii) how the arrangement consideration should be allocated among the deliverables if there are multiple deliverables, (iii) if fair value can be determined for each deliverable based on vendor specific objective evidence, or VSOE, (iv) when to recognize revenue on the deliverables, and (v) whether undelivered elements are essential to the functionality of the delivered elements. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition. In situations where VSOE does not exist for undelivered elements, the contract revenue and corresponding cost of goods sold are deferred until either the element is delivered or VSOE is established.

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

The Company’s distributors purchase primarily sensor products which they then resell to hospitals that are typically fulfilling their purchase obligation to the Company under the end-user hospital’s long-term sensor purchase commitments. Upon shipment to the distributor, revenue is deferred until the Company’s commitment to its end-user hospital is fulfilled, which occurs when the sensors are sold by the distributor to the end-user hospital. The Company also provides certain end-user hospitals with the ability to purchase sensors under rebate programs. Under these programs, the end-user hospitals may earn rebates based on their purchasing activity. The Company estimates and provides allowances for these programs at the time of sale as a reduction to revenues and an increase to deferred revenues.

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

Changes in the product warranty accrual for the six months ended July 4, 2009 and June 28, 2008 were as follows (in thousands):

	Six Months Ended
	July 4, 2009	June 28, 2008
Warranty accrual, beginning of period	$334	$649
Provision for warranty costs	981	675
Warranty expenditures	(1,011)	(905)

Warranty accrual, end of period	$304	$419

Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic net income per share attributable to Masimo Corporation for the three and six months ended July 4, 2009 and June 28, 2008, is computed by dividing net income attributable to Masimo Corporation by the weighted average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation for the three and six months ended July 4, 2009 and June 28, 2008, is computed by dividing the net income attributable to Masimo Corporation by the weighted average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the three and six months ended July 4, 2009, options to purchase 2,560,520 and 2,537,570, respectively, shares of common stock were not included in the computation of diluted share equivalent because the options’ exercise prices were greater than the average market price for the period. For the three and six months ended June 28, 2008, options to purchase 335,300 and 284,550, respectively, shares of common stock were not included in the computation of diluted share equivalent because the options’ exercise prices were greater than the average market price for the period.

In January 2009, the Company adopted SFAS No. 160, or SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”. Under SFAS 160, the Company reduced total net income including noncontrolling interest by the amount of net income attributable to noncontrolling interests for the three and six months ended July 4, 2009. During the three and six months ended June 28, 2008, the Company followed ARB No. 51, “Consolidated Financial Statements”, under which net income earned by the noncontrolling interest was recaptured by Masimo Corporation and applied against accumulated losses of the noncontrolling interest. The net income attributable to the noncontrolling interest for the three and six months ended June 28, 2008, was $0 since such net income was fully applied against the accumulated losses of the noncontrolling interest.

A reconciliation of basic and diluted net income per share attributable to Masimo Corporation is as follows (in thousands, except share data):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net income attributable to stockholders of Masimo Corporation:
Net income including noncontrolling interest	$13,251	$10,601	$26,515	$19,392
Net income attributable to the noncontrolling interest	(159)	—	(402)	—

Net income attributable to Masimo Corporation	$13,092	$10,601	$26,113	$19,392

Basic net income per share attributable to Masimo Corporation:
Net income attributable to Masimo Corporation	$13,092	$10,601	$26,113	$19,392

Weighted average shares outstanding	57,552,307	56,166,934	57,480,007	55,637,976

Basic net income per share attributable to Masimo Corporation	$0.23	$0.19	$0.45	$0.35

Diluted net income per share attributable to Masimo Corporation:
Weighted average shares outstanding	57,552,307	56,166,934	57,480,007	55,637,976
Diluted share equivalent: stock options	2,632,495	3,883,688	2,696,592	4,413,349

	60,184,802	60,050,622	60,176,599	60,051,325

Diluted net income per share attributable to Masimo Corporation	$0.22	$0.18	$0.43	$0.32

New Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 166, or SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is effective for fiscal periods beginning after November 15, 2009. The Company does not expect the adoption of this statement to have a material impact on its condensed consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 167, or SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 eliminates FIN 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires enhanced disclosure that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective for fiscal periods beginning after November 15, 2009. The Company is currently evaluating what impact, if any, this statement will have on its condensed consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168, or SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. SFAS No. 168 confirmed that the FASB Accounting Standards Codification, or the Codification, will become the single official source of authoritative GAAP (other than guidance issued by the SEC), superseding existing FASB, EITF and related literature. All other non-grandfathered non-Securities Exchange Commission accounting literature not included in the Codification will become non-authoritative. The Codification, which changes the referencing of financial standards, is not intended to change or alter existing GAAP. SFAS No. 168 is effective for interim or annual financial periods ending after September 15, 2009. The Company does not expect the adoption of this statement to have a material impact on its condensed consolidated financial statements.

3.	Comprehensive Income

The Company’s total comprehensive income attributable to Masimo Corporation is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net income including noncontrolling interest	$13,251	$10,601	$26,515	$19,392
Other comprehensive income:
Foreign currency translation gain (loss)	255	(311)	(236)	111

Total comprehensive income including noncontrolling interest	13,506	10,290	26,279	19,503
Net income attributable to the noncontrolling interest	(159)	—	(402)	—
Other comprehensive income attributable to noncontrolling interest	—	—	—	—

Comprehensive income attributable to Masimo Corporation	$13,347	$10,290	$25,877	$19,503

4.	Masimo Laboratories, Inc.

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

From May 1998 through June 2009, Masimo Labs contracted the services of the Company’s employees for the development of Rainbow technology. The Company paid Masimo Labs for the option to market and develop products based on Masimo Labs technology in defined markets. Through December 2005, the Company had paid Masimo Labs $7.5 million in option fees and nearly all these option fees were used by Masimo Labs to repay the Company for the services that the Company had provided to Masimo Labs. In addition, through March 2009, the Company exercised its options to three licenses, for $2.5 million each, for the right to market products based on the new carbon monoxide, methemoglobin and total hemoglobin parameter technologies developed by Masimo Labs. Effective as of January 1, 2007, the Company entered into a Services Agreement with Masimo Labs to govern the services the Company will provide to Masimo Labs going forward.

The Cross-Licensing Agreement requires the Company to pay certain royalties on products incorporating the licensed Rainbow technology. Beginning in 2009, for hospital contracts where the Company places equipment and enters into a sensor contract, it will pay a royalty to Masimo Labs on the total sensor contract revenue based on the ratio of Rainbow enabled devices to total devices. The royalty is up to 10% of the Rainbow royalty base, which will include handhelds, tabletop and multi-parameter devices. The Company is also subject to certain specific annual minimum aggregate royalty payments. These minimum aggregate royalty payments were $1.0 million and $2.0 million for the three and six months ended July 4, 2009, respectively, and $875,000 and $1.8 million for the three and six months ended June 28, 2008, respectively. In addition, in connection with a change in control, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for all licensed Rainbow parameters payable to Masimo Labs will increase from $4.0 million to $10.0 million for 2009, and from $5.0 million to $15.0 million per year thereafter and up to $2.0 million per year for other Rainbow parameters.

The condensed consolidated balance sheets include a noncontrolling equity interest in Masimo Labs of $543,000 and $107,000 as of July 4, 2009 and January 3, 2009, respectively, which represents the value of common stock, additional paid in capital and retained earnings of Masimo Labs, which is not available to Masimo Corporation. In addition, the condensed consolidated balance sheets include, net of intercompany eliminations, total assets of $4.0 million and $3.6 million as of July 4, 2009 and January 3, 2009, respectively, related to Masimo Labs. Of the total assets for both periods presented, $1.8 million was for deferred tax assets. Also, as of July 4, 2009 and January 3, 2009, $1.3 million and $1.1 million, respectively, were for intangible assets of Masimo Labs. The condensed consolidated balance sheets include total liabilities, net of intercompany eliminations, of $411,000 and $397,000 as of July 4, 2009 and January 3, 2009, respectively, related to Masimo Labs. Upon consolidation, $2.9 million and $3.0 million of receivables due from Masimo Corporation as of July 4, 2009 and January 3, 2009, respectively, were eliminated. Also upon consolidation, $6.2 million and $6.4 million of deferred revenue related to technology licensed to Masimo Corporation as of July 4, 2009 and January 3, 2009, respectively, were eliminated. Masimo Corporation has not been required to collateralize any of Masimo Labs’ obligations, and creditors of Masimo Labs have no recourse to the general credit of Masimo Corporation.

Pursuant to FIN 46(R), Masimo Labs is consolidated within the Company’s financial statements for all periods presented. The Company was required to consolidate since it was deemed to be the primary beneficiary. This determination was based on the obligation to absorb the expected losses as defined under FIN 46(R), as well as exercising significant influence over the operations and decision making of Masimo Labs. Accordingly, all inter-company royalties, option and license fees and other charges between the Company and Masimo Labs as well as all intercompany payables and receivable have been eliminated in the consolidation. Also in accordance with FIN 46(R), all direct engineering expenses that have been incurred by the Company and charged to Masimo Labs have not been eliminated and are included as research and development expense in the Company’s condensed consolidated statements of income.

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

The changes in noncontrolling interest for Masimo Labs from January 3, 2009 to July 4, 2009 are as follows (in thousands):

Amount
Balance at January 3, 2009	$107
Increase in Additional Paid in Capital of noncontrolling interest	34
Net income attributable to noncontrolling interest	402
Other comprehensive income attributable to noncontrolling interest	—

Balance at July 4, 2009	$543

5.	Related Party Transactions

As of July 4, 2009 and January 3, 2009, the Company had amounts due from employees of $230,000 and $239,000, respectively, which are classified in other assets in the accompanying condensed consolidated balance sheets.

The Company’s Chief Executive Officer has been a member of the board of directors of Saba Software, Inc., a human capital development and management solutions provider, since 1997. The Company paid Saba Software $16,000 and $48,000 during the six months ended July 4, 2009 and June 28, 2008, respectively, for various software products and services.

6.	Royalties Receivable

The royalty receivable of $11.1 million as of July 4, 2009, represents the Company’s estimated amount due for the three months ended July 4, 2009. Pursuant to the settlement agreement with Nellcor Puritan Bennett, Inc. (currently Covidien Ltd., or Covidien), the royalties are paid to the Company based on sales of Covidien U.S. based pulse oximetry products. The Company recognizes royalty revenue based on the royalty rate per the settlement agreement multiplied by its estimate of Covidien’s sales for each quarter. Any adjustments to the quarterly estimate are recorded prospectively in the following quarter, when the Company receives the Covidien royalty report, which is generally 60 days after the end of each of Covidien’s fiscal quarter.

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

Inventories consist of the following (in thousands):

	July 4, 2009	January 3, 2009
Raw materials	$19,972	$17,678
Work in-process	2,796	2,001
Finished goods	7,044	7,721

Total	$29,812	$27,400

8.	Long-Term Debt and Capital Lease Obligations

Long-term debt, excluding capital leases noted below, consists of the following (in thousands):

	July 4, 2009	January 3, 2009
Total debt	$166	$395
Less current portion of long-term debt	(166)	(395)

Long-term portion	$—	$—

As of July 4, 2009, the Company had one arrangement, which allows for the financing of the equipment placed with hospitals in connection with the related long-term sensor purchase agreements. This agreement provides for an equipment line whereby draws are collateralized by (i) equipment and (ii) either a future revenue stream associated with the long-term sensor purchase agreement or a defined repayment schedule associated with the long-term sensor purchase agreement. The related equipment securing these borrowings is recorded on the Company’s condensed consolidated balance sheets as deferred cost of goods sold and is depreciated on a straight-line basis over the life of the sensor contract to which they are related. The financing arrangement is non-recourse to the Company. In the event the hospital is unable to continue performing under the terms of the long-term sensor agreement, the Company would be required to write-down the remaining deferred cost of goods sold and the related financing obligation reflected in long-term debt. As of July 4, 2009, no hospitals have defaulted under this program. As of July 4, 2009, principal and interest payments under the remaining financing agreement were $41,000 per month based on an average interest rate of 7.0% per year.

Capital lease obligations consist of the following, not including interest expense (in thousands):

	July 4, 2009	January 3, 2009
Capital lease obligations	$259	$227
Less current portion of capital lease obligations	(58)	(70)

Long-term portion	$201	$157

The Company currently has six capital leases related to office equipment. These leases have interest rates ranging from 5.2% to 8.8% per year and mature on various dates from March 2011 through May 2014. As of July 4, 2009, the total future remaining interest cost under all capital leases was $26,000.

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

On August 7, 2007, in connection with the Company’s initial public offering, the 2007 Stock Incentive Plan, or the 2007 Plan, became effective. Under the 2007 Plan, 3,000,000 shares of common stock were initially reserved for future issuance, plus shares available under the prior year stock option plans. The options generally vest annually over five years using the straight-line method, unless otherwise provided, and expire ten years from the date of grant. Options forfeited under the 2007 Plan and the Company’s other option plans are automatically added to the share reserve of the 2007 Plan. Pursuant to the “evergreen” provision contained in the 2007 Plan, an additional 1,719,796 shares of common stock were added to the Company’s share reserve of the 2007 Plan on January 4, 2009. These additional shares represented 3% of the Company’s total shares outstanding as of the close of business on January 3, 2009.

The number and weighted average exercise price of options issued and outstanding under all stock option plans, at exercise prices ranging between $1.67 and $41.51 per share, are as follows:

	Six Months Ended July 4, 2009
	Shares	Average Exercise Price
Options outstanding, beginning of period	7,329,474	$15.97
Granted	1,042,750	$24.85
Canceled	(126,250)	$21.85
Exercised	(289,652)	$4.88

Options outstanding, end of period	7,956,322	$17.44

Options exercisable, end of period	3,270,798	$9.07
Options available for grant, end of period	4,556,794

The weighted-average fair value of options granted was $12.02 for the six months ended July 4, 2009.

The Company applies the provisions of Staff Accounting Bulletin, or SAB, No. 107 “Share-Based Payment” and SAB No. 110, “Share-Based Payment” in its application of SFAS No. 123(R), “Share-Based Payment”. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Risk-free interest rate	1.8% to 3.1%	2.8% to 3.8%	1.2% to 3.1%	2.5% to 3.8%
Expected term	5.3 years	6.5 years	5.3 years	6.5 years
Estimated volatility	46.0% to 51.5%	37.1%	46.0% to 55.1%	36.6% to 37.1%
Expected dividends	0%	0%	0%	0%

In accordance with SFAS 123(R), the Company recorded share based compensation expense of $2.8 million and $5.5 million during the three and six months ended July 4, 2009, respectively, and $2.2 million and $3.7 million during the three and six months ended June 28, 2008, respectively. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of July 4, 2009 was $67.2 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of July 4, 2009 was $48.3 million. The aggregate intrinsic value of options exercised during the three months ended July 4, 2009 was $2.5 million. The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The unrecognized share based compensation as of July 4, 2009 was $49.9 million related to unvested options granted after January 1, 2006. The weighted average remaining contractual term of options outstanding as of July 4, 2009 was 5.7 years. The weighted average remaining contractual term of options exercisable as of July 4, 2009 was 5.0 years.

10.	Commitments and Contingencies

Leases

The Company leases its facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through August 2014. Certain facilities leases contain pre-determined price escalations. The Company recognizes the lease costs using a straight line method based on total lease payments. As of July 4, 2009 and January 3, 2009, rent expense accrued in excess of the amount paid aggregated $83,000 and $282,000, respectively, and is classified in other liabilities. The Company also leases automobiles in Europe and Japan that are classified as operating leases and expire at various dates through October 2010.

Future minimum lease payments under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands):

	As of July 4, 2009
	Operating Leases	Capital Leases	Total
2009 (balance of year)	$1,468	$36	$1,504
2010	2,432	71	2,503
2011	2,083	57	2,140
2012	2,225	52	2,277
2013	2,196	49	2,245
Thereafter	1,487	20	1,507

Total	$11,891	$285	$12,176

Rental expense related to operating leases was $817,000 and $1.7 million for the three and six months ended July 4, 2009, respectively, and was $856,000 and $1.7 million for the three and six months ended June 28, 2008, respectively.

Employee Retirement Savings Plan

In fiscal year 1996, the Company adopted the Masimo Retirement Savings Plan, or the Plan, which is a 401(k) plan covering all of the Company’s full-time U.S. employees who meet certain eligibility requirements. The Company contributes to the Plan on a discretionary basis. The Company contributed $296,000 and $575,000 to the Plan for the three and six months ended July 4, 2009, respectively, and $254,000 and $531,000 to the Plan for the three and six months ended June 28, 2008, respectively.

Employment and Severance Agreement

As of July 4, 2009, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary of $686,400 plus other benefits, with annual increases at the discretion of the Compensation Committee. The agreement with the Company, which was restated effective July 14, 2009, also provides for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement had an initial term of three years, with automatic renewal, unless either the Company or the executive notifies the other party of non-renewal of the agreement. Also, under this employment agreement, the key employee may be entitled to receive certain salary, equity, tax, medical and life insurance benefits if he is terminated by the Company, if he terminates his employment for good reason under certain circumstances or if there is a change in control of the Company.

On January 11, 2008, the Company entered into a severance plan participation agreement with three of its executive officers. The participation agreements, or Agreements, are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, or Severance Plan, which became effective on July 19, 2007 and was amended effective December 31, 2008. Under the Agreements, the executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

On February 18, 2009, the Company entered into a limited severance plan participation agreement with four of its executive officers. The limited participation agreements, or Limited Agreements, are governed by the terms and conditions of the Severance Plan. Under the Limited Agreements, fifty percent of the executive officer’s unvested and outstanding stock options will immediately vest if he is terminated by the Company upon a change in control under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

Purchase Commitments

Pursuant to contractual obligations with vendors, the Company had $19.8 million of purchase commitments as of July 4, 2009, of which at least $18.1 million is expected to be purchased within 1 year. The remaining $1.7 million may be purchased within the next 1 to 2 years. The Company does not have any purchase commitments for more than 2 years. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.

Concentrations of Risk

The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. As of July 4, 2009, the Company had $6.9 million of bank balances of which $810,000 was covered by the Federal Deposit Insurance Corporation limit. The Company invests its excess cash deposits in U.S. Treasury bills and money market accounts with major financial institutions. As of July 4, 2009, the Company had $144.9 million in U.S. Treasury bills which are backed by the U.S. federal government. Also, as of July 4, 2009, the Company had $4.7 million in money market accounts, all of which was covered under the U.S. Treasury Department Temporary Guarantee Program for Money Market Funds effective on September 19, 2008.

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

The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with Group Purchasing Organizations, or GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusive, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three and six months ended July 4, 2009, revenue from the sale of the Company’s pulse oximetry products to U.S. hospitals that are members of GPOs amounted to $40.0 million and $81.3 million, respectively. In the three and six months ended June 28, 2008, revenue from sales to U.S. hospitals that are members of GPOs was $33.0 million and $63.7 million, respectively.

For the three and six months ended July 4, 2009, one customer represented 14.1% and 13.3% of the total revenue, respectively. For the three and six months ended June 28, 2008, one customer represented 11.7% and 12.5% of the total revenue, respectively. For all periods, this particular customer was a distributor, which takes and fulfills orders from the Company’s direct customers, many of whom have signed long-term sensor agreements with the Company. In the event this distributor was unable to fulfill these orders, the orders would be redirected to other distributors or fulfilled directly by the Company.

Two customers represented 8% and 6% of accounts receivable at July 4, 2009, respectively, and 10% and 7% of accounts receivable at January 3, 2009, respectively.

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

In March 2005, a jury found that Tyco Healthcare’s use of sole-source contracts, product bundling and market share-based compliance pricing contracts, among other conduct, violated the federal antitrust laws and awarded damages on that basis. Tyco Healthcare filed post-trial motions requesting that the District Court either override the jury decision or grant a new trial. In March 2006, the District Court upheld a portion of the jury verdict and vacated the remaining verdict. In addition, the District Court vacated the jury’s damages award and granted Tyco Healthcare a new trial on damages. After a retrial of damages to the court, on July 2, 2007, the District Court entered its final judgment awarding the Company damages which were trebled as is mandatory under federal antitrust law to $43.5 million and denying the Company’s request for a permanent injunction with respect to Tyco Healthcare’s business practices found to be anti-competitive. The Company and Tyco Healthcare each filed a notice of appeal from the judgment. The Company filed its opening brief on December 17, 2007 with the United States Court of Appeals for the 9th Circuit. On December 27, 2007, the Consumer Federation of America and Medical Device Manufacturers Association filed an Amicus brief supporting the Company. Tyco filed its opposition and appeal brief on March 3, 2008 and a group of law professors filed an Amicus brief supporting Tyco on March 10, 2008. The Company filed its response and reply brief on May 19, 2008. The Consumer Federation of America and Medical Device Manufacturers Association filed an additional Amicus brief in support of the Company on May 29, 2008. Tyco filed its second appeal brief on July 17, 2008. The Company is seeking reinstatement of the jury’s verdict on bundling and an affirmance of the liability findings concerning sole-source and market share-based compliance contracts. The Company is also asking the appellate court to increase the amount of damages awarded by the trial court. Oral argument took place on December 8, 2008. Even if the Company is ultimately awarded damages in this litigation, the amount will be subject to a 50% legal fee contingency agreement, in which case the Company would receive 50% of the net (of costs) proceeds from the award. Even though most of the legal expenses to date have been on a contingency basis, the Company has incurred and expects to incur expenses related to the appellate work, which will be reported as operating expense within the Company’s statements of income.

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

On February 19, 2008, the Company filed a lawsuit against Respironics, Inc., Respironics, for breach of contract, breach of the covenant of good faith and fair dealing, and interference with prospective economic advantage, based on a January 16, 2006 contract between Respironics and the Company. On April 7, 2008, Respironics filed a demurrer seeking to dismiss the lawsuit on the grounds that the Company’s complaint fails to state sufficient facts to constitute valid claims. The court subsequently denied Respironics’ demurrer. On July 16, 2008, Respironics answered the Company’s complaint and filed a cross-complaint. The Company answered the cross-complaint on August 15, 2008, denying all material allegations. On May 6, 2009, the Company reached a settlement with Respironics of litigation under which the Company and Respironics dismissed all claims and counterclaims pending in the litigation between them in the California Superior Court. As part of the settlement, Respironics and the Company have agreed upon a schedule for the phase-out of the MARS oximetry technology.

On February 3, 2009, the Company filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen Gmbh related to Philips FAST pulse oximetry technology and certain Philips patient monitors. The suit was brought in the United States District Court for the District of Delaware. Two patents at issue in this suit, related to the Company’s measure-through-motion technology, were successfully enforced in a previous suit by the Company against Nellcor. On June 15, 2009, Philips Electronics North America Corporation and Philips Medizin Systeme

Böblingen Gmbh answered the Company’s complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against the Company as well as counterclaims seeking declaratory judgments of invalidity on the patents asserted by the Company against Philips. The Company believes that it has good and substantial defenses to the antitrust and patent infringement claims asserted by Philips.

On April 24, 2009, the Company sent a letter to Hygia Health Services, Inc. demanding that Hygia cease and desist from reprocessing used Masimo sensors. In response to that cease and desist letter, on May 5, 2009, Hygia filed a Declaratory Judgment action against the Company in the District Court for the Northern District of Alabama, Southern Division. On May 28, 2009, the Company filed its counterclaims, alleging patent and trademark infringement, unfair competition, false designation of origin and injury to business reputation. On June 24, 2009, Hygia filed its reply to the Company’s counterclaims, denying the allegations. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it currently is not a party to any legal proceedings which, individually or in the aggregate, would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands):

	Three Months Ended				Six Months Ended
	July 4, 2009		June 28, 2008		July 4, 2009		June 28, 2008
Geographic Area by Destination
North and South America	$52,892	75.5%	$47,117	75.9%	$111,748	77.3%	$93,191	76.5%
Europe, Middle East and Africa	10,440	14.9	9,637	15.5	19,873	13.7	18,665	15.3
Asia and Australia	6,715	9.6	5,340	8.6	12,923	9.0	9,973	8.2

Total product revenues	$70,047	100%	$62,094	100%	$144,544	100%	$121,829	100%

Sales to customers located in the United States were $51.2 million and $108.4 million for the three and six months ended July 4, 2009, respectively, and $45.4 million and $90.2 million for the three and six months ended June 28, 2008, respectively.

12.	Income Taxes

As of July 4, 2009, the balance of the gross unrecognized tax benefit, classified in other long-term liabilities, was $7.7 million, of which $6.6 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. As of January 3, 2009, the balance of the gross unrecognized tax benefit was $7.3 million, of which $6.1 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months by $30,000 primarily related to certain state tax issues.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. For the three and six months ending July 4, 2009, the Company had expensed $83,000 and $156,000 for interest, respectively.

The Company conducts business in multiple jurisdictions, and as a result, one or more of the Company’s subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. Due to the generation of net operating loss carryforwards, all years since 1994 are open for examination by major taxing authorities.

The provision for income taxes was $7.1 million and $13.6 million, or an effective tax rate of 34.8% and 33.9% for the three and six months ended July 4, 2009, respectively. The provision for income taxes was $6.8 million and $12.4 million, or an effective tax rate of 39.0% and 39.0% for the three and six months ended June 28, 2008, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state taxes, permanent differences between pre-tax income for financial reporting purposes and taxable income, research related tax credits and anticipated income in jurisdictions in which the Company does business with lower effective rates.

13.	Subsequent Events

Effective this quarter, the Company implemented Statement of Financial Accounting Standards No. 165, or SFAS No. 165, “Subsequent Events”. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS No. 165 did not impact its financial position or results of operations. The Company evaluated all events or transactions that occurred after July 4, 2009 up through August 4, 2009, the date the Company issued these financial statements. During this period, there were no events or transactions occurring which require recognition or disclosure in the financial statements.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities Exchange Commission, or SEC filings, including our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, which we filed with the SEC on March 4, 2009. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

We have focused on building our U.S. and international sales and marketing infrastructure to market our products to end-users, such as hospitals, and to original equipment manufacturer, or OEM, partners for incorporation into their patient-monitoring products. We market our pulse oximetry products to hospitals and the emergency medical services, or EMS, market through our direct sales force, and market our circuit boards to our OEM partners. Today, the primary focus of our hospital sales force is to facilitate the conversion of hospitals to our Masimo SET or Masimo Rainbow SET products. In the United States, we typically enter into long-term sales contracts with hospitals, pursuant to which we ship and install our pulse oximeters at no cost to the hospital in exchange for a commitment to purchase a minimum number of sensors from us over a specified period of time. With the introduction of Masimo Rainbow SET Pulse CO-Oximetry, we have established a small sales force to concentrate on the EMS market. Over the past year, we have expanded our sales and marketing staffing levels. We supplement our direct sales with sales through our distributors. During this period, direct and distributor sales have increased to $116.9 million, or 80.9%, of product revenue for the six months ended July 4, 2009, from $93.1 million, or 76.4% of product revenue for six months ended June 28, 2008. We expect the percentage of our revenue from direct sales to continue to increase over the long term as we expand our worldwide direct sales force.

We are continuing the research and development of products for the non-invasive measurement of other measurements based on the Masimo Rainbow SET platform. Included in this development are products for acoustic respiratory monitoring, or ARM. Although we plan to continue to research, innovate and develop new technologies and products, we are unable to predict which potential measurements can be achieved, the time and cost to complete development and ultimately whether we will have any additional measurements approved by the FDA or other regulatory agencies.

The building of our installed base of pulse oximeters and pulse oximeter circuit boards generates recurring sales of our sensors, primarily single-patient use sensors. A user of one of our pulse oximeters or our OEMs’ pulse oximeters can obtain the benefit of the Masimo SET or Masimo Rainbow SET only by using our proprietary sensors that are designed for our system. We currently estimate that our worldwide installed base was 605,000 units as of July 4, 2009, up from 515,000 units as of June 28, 2008. We estimate our installed base to be the number of pulse oximeters and pulse oximeter circuit boards that we have shipped in the past seven years. In the event we increase this assessment period beyond seven years in the future, our estimated installed base may increase materially. We expect our worldwide installed base to continue to increase as we expand our market share and expand the pulse oximetry market to other patient care settings.

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

We exclusively license from Masimo Labs the right to make and distribute products in the professional medical caregiver markets, or the Masimo Market, that utilize Rainbow technology for the measurement of carbon monoxide, methemoglobin, fractional arterial oxygen saturation and total hemoglobin, which includes hematocrit. To date, we have developed and commercially released devices that measure carbon monoxide, methemoglobin and total hemoglobin using licensed Rainbow technology. We also have the option to obtain the exclusive license to make and distribute products that utilize Rainbow technology for the measurement of other non-vital signs measurements, including blood glucose, in product markets where the product is intended to be used by a professional medical caregiver.

Pursuant to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51”, or FIN 46(R), Masimo Labs is consolidated within our financial statements for all periods presented. Accordingly, all royalties, option and license fees and other charges between us and Masimo Labs have been eliminated in the consolidation. For the foreseeable future, we anticipate that we will continue to consolidate Masimo Labs pursuant to the guidance set forth in FIN 46(R); however, in the event that Masimo Labs secures additional external financing or is no longer financially dependent upon us, we may discontinue consolidating Masimo Labs.

Results of Operations

The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages).

	Three months ended				Six months ended
	July 4, 2009	% of Revenue	June 28, 2008	% of Revenue	July 4, 2009	% of Revenue	June 28, 2008	% of Revenue
Revenue:
Product	$70,047	83.8%	$62,094	83.1%	$144,544	85.5%	$121,829	83.5%
Royalty	13,522	16.2	12,672	16.9	24,517	14.5	24,047	16.5

Total revenue	83,569	100.0	74,766	100.0	169,061	100.0	145,876	100.0
Cost of goods sold	23,574	28.2	21,403	28.6	48,319	28.6	42,524	29.2

Gross profit	59,995	71.8	53,363	71.4	120,742	71.4	103,352	70.8
Operating expenses:
Research and development	7,252	8.7	5,980	8.0	15,019	8.9	12,278	8.4
Selling, general and administrative	32,766	39.2	30,366	40.6	65,646	38.8	59,895	41.1
Antitrust litigation	29	0.0	277	0.4	43	0.0	445	0.3

Total operating expenses	40,047	47.9	36,623	49.0	80,708	47.7	72,618	49.8

Operating income	19,948	23.9	16,740	22.4	40,034	23.7	30,734	21.0
Non-operating income (expense):
Interest income	68	0.1	625	0.8	113	0.1	1,584	1.1
Interest expense	(7)	(0.0)	(60)	(0.1)	(17)	(0.0)	(703)	(0.5)
Other	307	0.4	75	0.1	(15)	(0.0)	178	0.1

Total non-operating income (expense)	368	0.5	640	0.8	81	0.1	1,059	0.7

Income before provision for income taxes	20,316	24.3	17,380	23.2	40,115	23.7	31,793	21.8
Provision for income taxes	7,065	8.5	6,779	9.1	13,600	8.0	12,401	8.5

Net income including noncontrolling interest	13,251	15.8	10,601	14.1	26,515	15.7	19,392	13.3
Net income attributable to the noncontrolling interest	(159)	(0.2)	—	—	(402)	(0.2)	—	—

Net income attributable to Masimo Corporation	$13,092	15.6%	$10,601	14.1%	$26,113	15.5%	$19,392	13.3%

Comparison of the Three Months ended July 4, 2009 to the Three Months ended June 28, 2008

Revenue. Total revenue increased $8.8 million, or 11.8%, to $83.6 million for the three months ended July 4, 2009 from $74.8 million for the three months ended June 28, 2008.

Product revenues increased $8.0 million, or 12.8%, to $70.0 million in the three months ended July 4, 2009 from $62.1 million for the three months ended June 28, 2008. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 605,000 units at July 4, 2009 up from an estimated 515,000 units at June 28, 2008. Contributing to the increase in our product revenue was our Rainbow technology product revenues which increased $1.6 million, or 55.7%, to $4.5 million in the three months ended July 4, 2009, from $2.9 million in the three months ended June 28, 2008. Revenue generated through our direct and distribution sales channels increased $9.5 million, or 19.7%, to $57.5 million for the three months ended July 4, 2009 compared to $48.0 million for the three months ended June 28, 2008. During the three months ended July 4, 2009 revenues from our OEM channel decreased $1.5 million, or 10.8%, to $12.6 million from $14.1 million in the three months ended June 28, 2008.

Our royalty revenue increased $850,000 to $13.5 million in the three months ended July 4, 2009 from $12.7 million in the three months ended June 28, 2008. For the three months ended July 4, 2009 and June 28, 2008, our reported Covidien royalties were based upon an estimate of Covidien’s U.S. pulse oximeter sales for that period and the contractual royalty rate as prescribed by the 2006 settlement agreement.

Cost of Goods Sold. Cost of goods sold increased $2.2 million to $23.6 million in the three months ended July 4, 2009 from $21.4 million in the three months ended June 28, 2008. Our total gross margin increased to 71.8% for the three months ended July 4, 2009 from 71.4% for the three months ended June 28, 2008. Excluding royalties, product gross margin increased by 0.8% to 66.3% for the three months ended July 4, 2009, from 65.5% for the three months ended June 28, 2008. This increase was primarily due to increased sales of Rainbow related products, greater sensor sales and manufacturing efficiencies related to higher production volumes. We incurred $1.0 million and $875,000 in Masimo Lab’s royalty expenses for the three months ended July 4, 2009 and June 28, 2008, respectively, which, in accordance with FIN 46(R), have been eliminated in our condensed consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 64.9% and 64.1% for the three months ended July 4, 2009 and June 28, 2008, respectively.

Research and Development. Research and development expenses increased $1.3 million, or 21.3%, to $7.3 million for the three months ended July 4, 2009, from $6.0 million for the three months ended June 28, 2008. The increase was primarily due to increased payroll and payroll related costs of $737,000, associated with increased research and development staffing levels. Additionally, a credit of $445,000 related to capitalized software development costs was recorded during the three months ended June 28, 2008, compared to $0 during the three months ended July 4, 2009. Share based compensation expense related to SFAS 123(R), which is included in payroll and payroll related costs, was $620,000 and $607,000 for the three months ended July 4, 2009 and June 28, 2008, respectively. Included in these total research and development expenses are $743,000 and $465,000 of engineering expenses incurred by Masimo Labs for the three months ended July 4, 2009 and June 28, 2008, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $2.4 million, or 7.9% to $32.8 million for the three months ended July 4, 2009 from $30.4 million in the three months ended June 28, 2008. The increase was primarily due to a $2.0 million increase in payroll and payroll related costs consistent with an increase in staffing levels. In addition, expenses related to distribution of new product samples increased $800,000 during the three months ended July 4, 2009. This increase was partially offset by a reduction of $572,000 in professional fees during the three months ended July 4, 2009 as compared to June 28, 2008. Share based compensation expense related to SFAS 123(R) which is included in payroll and payroll related costs, was $2.1 million and $1.5 million for the three months ended July 4, 2009 and June 28, 2008, respectively. Included in these total selling, general and administrative expenses are $257,000 and $395,000 of direct expenses incurred by Masimo Labs for the three months ended July 4, 2009 and June 28, 2008, respectively.

Non-Operating Income (expense). Non-operating income was $368,000 for the three months ended July 4, 2009, compared to $640,000 of income for the three months ended June 28, 2008. This decrease in income was primarily due to the decline in interest income of $557,000, resulting from the significant decline in year over year interest rates, which, in turn, has lowered our interest income. This decline was partially offset by an increase of $232,000 in other income. Changes in foreign exchange rates, primarily due to the weakening of the U.S. dollar as compared to the Euro and Japanese yen during the quarter ended July 4, 2009 resulted in a transaction and translation currency gain of $300,000, as compared to a currency gain of $30,000 during the three months ended June 28, 2008.

Provision for Income Taxes. Our provision for income taxes was $7.1 million for the three months ended July 4, 2009, compared to $6.8 million for the three months ended June 28, 2008. Our effective tax rate decreased to 34.8% for the three months ended July 4, 2009, compared to 39.0% for the three months ended June 28, 2008. This decrease in the effective tax rate was due primarily to the increase in anticipated income in jurisdictions in which we do business with lower effective rates and research related tax credits. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law and the geographic composition of pre-tax income.

Comparison of the Six Months ended July 4, 2009 to the Six Months ended June 28, 2008

Revenue. Total revenue increased $23.2 million, or 15.9%, to $169.1 million for the six months ended July 4, 2009 from $145.9 million for the six months ended June 28, 2008.

Product revenues increased $22.7 million, or 18.6%, to $144.5 million in the six months ended July 4, 2009 from $121.8 million for the six months ended June 28, 2008. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 605,000 units at July 4, 2009 up from and estimated 515,000 units at June 28, 2008. Contributing to the increase in our product revenue was our Rainbow technology product revenues which increased $2.1 million, or 36.0%, to $7.7 million in the six months ended July 4, 2009, from $5.6 million in the six months ended June 28, 2008. Revenue generated through our direct and distribution sales channels increased $23.8 million, or 25.7%, to $116.9 million for the six months ended July 4, 2009 compared to $93.1 million for the six months ended June 28, 2008. During the six months ended July 4, 2009 revenues from our OEM channel decreased $1.1 million, or 4.0%, to $27.6 million from $28.7 million in the six months ended June 28, 2008.

Our royalty revenue increased $470,000, to $24.5 million in the six months ended July 4, 2009 from $24.0 million in the six months ended June 28, 2008. For the six months ended July 4, 2009 and June 28, 2008, our reported Covidien royalties were based upon an estimate of Covidien’s U.S. pulse oximeter sales for that period and the contractual royalty rate as prescribed by the 2006 settlement agreement.

Cost of Goods Sold. Cost of goods sold increased $5.8 million to $48.3 million in the six months ended July 4, 2009 from $42.5 million in the six months ended June 28, 2008. Our total gross margin increased 0.6% to 71.4% for the six months ended July 4, 2009 from 70.8% for the six months ended June 28, 2008. Excluding royalties, product gross margin increased 1.5% to 66.6% for the six months ended July 4, 2009 from 65.1% for the six months ended June 28, 2008. This increase was due to greater sensor sales, increased sales of Rainbow related products and manufacturing efficiencies related to higher production volumes. We incurred $2.0 million and $1.8 million in Masimo Lab’s royalty expenses for the six months ended July 4, 2009 and June 28, 2008, respectively, which, in accordance with FIN 46(R), have been eliminated in our condensed consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 65.2% and 63.7% for the six months ended July 4, 2009 and June 28, 2008, respectively.

Research and Development. Research and development expenses increased $2.7 million, or 22.3%, to $15.0 million for the six months ended July 4, 2009, from $12.3 million for the six months ended June 28, 2008. The increase was primarily due to increased payroll and payroll related costs of $944,000, associated with increased research and development staffing levels. In addition, expenses for additional engineering supplies and clinical trials research related to new product development increased $751,000 for the six months ended July 4, 2009 compared to June 28, 2008. Contributing to the year over year increase was a credit of $445,000 related to capitalized software development costs was recorded during the six months ended June 28, 2008, compared to $0 during the six months ended July 4, 2009. Share based compensation expense related to SFAS 123(R), which is included in payroll and payroll related costs, was $1.2 million and $1.0 million for the six months ended July 4, 2009 and June 28, 2008, respectively. Included in these total research and development expenses are $1.4 million and $943,000 of engineering expenses incurred by Masimo Labs for the six months ended July 4, 2009 and June 28, 2008, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $5.7 million, or 9.6%, to $65.6 million for the six months ended July 4, 2009 from $59.9 million in the six months ended June 28, 2008. The increase was primarily due to a $5.5 million increase in payroll and payroll related costs consistent with an increase in staffing levels. In addition, expense related to distribution of new product samples increased $758,000 during the six months ended July 4, 2009. Share based compensation expense related to SFAS 123(R) which is included in payroll and payroll related costs, was $4.1 million and $2.6 million for the six months ended July 4, 2009 and June 28, 2008, respectively. Included in these total selling, general and administrative expenses are $360,000 and $590,000 of direct expenses incurred by Masimo Labs for the six months ended July 4, 2009 and June 28, 2008, respectively.

Non-Operating Income (expense). Non-operating income was $81,000 for the six months ended July 4, 2009, compared to $1.1 million of income for the six months ended June 28, 2008. This decrease in income was primarily due to the decline in interest income of $1.5 million resulting from the significant decline in year over year interest rates which, in turn, has lowered our interest income. This income decline was partially offset by a decrease in interest expense of $686,000 resulting from repayments of long term debt balances during March 2008.

Provision for Income Taxes. Our provision for income taxes was $13.6 million for the six months ended July 4, 2009, compared to $12.4 million for the six months ended June 28, 2008. Our effective tax rate decreased to 33.9% for the six months ended July 4, 2009, compared to 39.0% for the six months ended June 28, 2008. This decrease in the effective tax rate was due primarily to the increase in anticipated income in jurisdictions in which we do business with lower effective rates and research related tax credits. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law and the geographic composition of pre-tax income.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the sale of equity securities. Through July 4, 2009, we raised $81.7 million through seven preferred stock private equity financings, approximately $47.8 million from our August 2007 initial public offering and $28.0 million from the exercise of stock options.

As of July 4, 2009, we had cash and cash equivalents of $156.6 million, of which $144.9 million was invested in U.S. Treasury bills, $4.7 million was in money market accounts with major financial institutions and $6.9 million was in checking accounts and certificates of deposit. These U.S. Treasury bills are classified as cash equivalents since they are highly liquid investments, with a maturity of three months or less at the date of purchase. We carry cash equivalents at cost which approximates fair value.

In the second quarter of 2009, we received $13.2 million from Covidien for royalties related to their sales in the first quarter of 2009. Going forward, we expect to continue to receive a royalty based on Covidien’s pulse oximetry products sales in the United States, through the term of the royalty agreement and at least through March 14, 2011. The royalty rate is currently 13%, but may decline to 10%, subject to Covidien’s ability to develop new products or technologies that avoid some of our current patent coverage as negotiated in our settlement agreement with Covidien.

Cash Flows from Operating Activities. Cash provided by operating activities was $11.1 million in the six months ended July 4, 2009. The source of cash consists primarily of net income including noncontrolling interest of $26.5 million, non-cash share based compensation of $5.5 million, and depreciation and amortization expense of $3.1 million. These sources of cash were partially offset by a net decrease in income tax liability of $10.4 million, resulting from tax payments of $25.2 million, offset by our tax provision accrual of $13.6 million, during the six months ended July 4, 2009. In addition, uses of cash included an increase in accounts receivable of $8.3 million due to both timing of collections and growth of our business, an increase in inventory of $3.0 million to meet the increasing demand for our products and a decrease in accrued compensation of $2.0 million related to the payment of certain year end obligations, including employee bonuses.

Cash provided by operating activities was $34.3 million in the six months ended June 28, 2008. The source of cash consists primarily of net income of $19.4 million, an increase in deferred revenue of $5.0 million due to the continued growth of our business, a net tax benefit of $7.6 million relating to employee stock option exercises and share based compensation expense of $3.7 million resulting from options granted under SFAS No.123(R). Also, depreciation and amortization expense was $2.7 million, royalties receivable decreased $2.5 million due to a lower royalty rate per our agreement with Covidien and accounts payable increased $2.1 million resulting from continued growth of our business. These increases were offset partially by an increase in inventory of $6.1 million, net of provision for obsolete inventory, to meet the increasing demand for our products and the introduction of new products, and an increase in accounts receivable of $2.3 million due to the growth of our business.

Cash Flows from Investing Activities. Cash used in investing activities for the six months ended July 4, 2009 was $2.7 million consisting primarily of $2.0 million of property and equipment purchases related primarily to assets to support our manufacturing operations and $743,000 for the increase in intangible assets related to capitalized patent related expenses. Cash used in investing activities for the six months ended June 28, 2008 was $4.6 million consisting of $3.0 million of property and equipment purchases related primarily to assets to support our manufacturing operations and $1.5 million for the increase in intangible assets related to capitalized patent related expenses.

Cash Flows from Financing Activities. Cash provided by financing activities for the six months ended July 4, 2009 was $1.3 million. This total net cash flow was primarily due to $1.4 million of proceeds from stock option exercises. Cash used in financing activities for the six months ended June 28, 2008 was $23.4 million. This use was primarily the result of our decision in March 2008 to repay approximately $26.7 million in long term debt related to the financing of equipment placed at hospitals. In total, we repaid $30.1 million of long term debt in the six month period ended June 28, 2008. These total debt repayments were partially offset by $5.7 million of proceeds from stock option exercises.

Future Liquidity Needs. In the future, in addition to funding our working capital requirements, we anticipate our primary use of cash to be the equipment that we provide to hospitals under our long-term sensor purchase agreements. We anticipate additional capital purchases related to expanding our worldwide international operations including manufacturing, sales, marketing and other areas of necessary infrastructure growth. Our focus on international expansion will also require both continuing and incremental investments in facilities and infrastructure in the Americas, Europe and Asia. We also anticipate possible uses of cash for the acquisition of technologies or the acquisition of technology companies. The amount and timing of our actual investing activities will vary significantly depending on numerous factors, such as the progress of our product development efforts, our timetable for international sales operations and manufacturing expansion and both domestic and international regulatory requirements. Despite these capital investment requirements, we anticipate that our existing cash and cash equivalents will be sufficient to meet our working capital requirements, capital expenditures and operations for at least the next 12 months.

Current Financing Arrangements. As of July 4, 2009, we had one remaining financing arrangement with an outstanding balance of $167,000. The total monthly principal and interest payment under this remaining financing agreement was $41,000 based on an average interest rate of 7.0%. There are no additional amounts available for future borrowing under this remaining arrangement. As of July 4, 2009, we had capital leases related to office equipment with an outstanding balance of $259,000 and total remaining interest of approximately $26,000.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. Significant estimates include: determination of accounts receivable allowances, inventory reserves, warranty reserves, rebate reserves, valuation of the Company’s stock options, distributor channel inventory, royalty revenues, property tax and uncertain income tax positions. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results therefore could differ materially from those estimates under different assumptions or conditions.

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

New Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 166, or SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No.166 is effective for fiscal periods beginning after November 15, 2009. We do not expect the adoption of this statement to have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 167, or SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 eliminates FASB Interpretation No. 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires enhanced disclosure that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS No.167 is effective for fiscal periods beginning after November 15, 2009. We are currently evaluating what impact, if any, this statement will have on our condensed consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168, or SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. SFAS No. 168 confirmed that the FASB Accounting Standards Codification, the Codification, will become the single official source of authoritative GAAP (other than guidance issued by the SEC), superseding existing FASB, Emerging Issues Task Force and related literature. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification, which changes the referencing of financial standards, is not intended to change or alter existing GAAP. SFAS No. 168 is effective for interim or annual financial periods ending after September 15, 2009. We do not expect the adoption of this statement to have a material impact on our condensed consolidated financial statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuation to interest expense is limited to our outstanding financing arrangements, which have fixed interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve could significantly affect the fair value of our interest-sensitive financial instruments at July 4, 2009. We hold our U.S. Treasury bill investments until their maturity, thereby reducing the risk of loss due to interest rate declines. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended July 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 19, 2008, we filed a lawsuit against Respironics, Inc., or Respironics, in the Superior Court of California, County of Orange for breach of contract, breach of the covenant of good faith and fair dealing, and interference with prospective economic advantage, based on a January 16, 2006, contract between Respironics and us. On April 7, 2008, Respironics filed a demurrer seeking to dismiss the lawsuit on the grounds that our complaint fails to state sufficient facts to constitute valid claims. The court subsequently denied Respironics’ demurrer. On July 16, 2008, Respironics answered our complaint and filed a cross-complaint. We answered the cross-complaint on August 15, 2008, denying all material allegations. On May 6, 2009, we reached a settlement with Respironics of litigation under which we and Respironics dismissed all claims and counterclaims pending in the litigation between us in the California Superior Court. As part of the settlement, we have agreed upon a schedule for the phase-out of the MARS oximetry technology.

On February 3, 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen Gmbh related to Philips FAST pulse oximetry technology and certain Philips patient monitors. The suit was brought in the United States District Court for the District of Delaware. Two patents at issue in this suit, related to our measure-through-motion technology, were successfully enforced in a previous suit by us against Nellcor. On June 15, 2009, Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen Gmbh answered our complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against us as well as counterclaims seeking declaratory judgments of invalidity on the patents asserted by us against Philips. We believe that we have good and substantial defenses to the antitrust and patent infringement claims asserted by Philips. On July 9, 2009, we filed our answer denying Philips’ counterclaims and asserting various defenses. We also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage, and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against us.

On April 24, 2009, we sent a letter to Hygia Health Services, Inc. demanding that Hygia cease and desist from reprocessing used Masimo sensors. In response to that cease and desist letter, on May 5, 2009, Hygia filed a Declaratory Judgment action against us in the District Court for the Northern District of Alabama, Southern Division. On May 28, 2009, we filed our counterclaims, alleging patent and trademark infringement, unfair competition, false designation of origin and injury to business reputation. On June 24, 2009, Hygia filed its reply to our counterclaims, denying our allegations. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.

From time to time, we are involved in legal proceedings in the ordinary course of business. Other than the proceedings described above and in our Annual Report on Form 10-K for the year ended January 3, 2009, we are not currently involved in any material legal proceedings.

Item 1A.	Risk Factors

Before you decide to invest or maintain an interest in our common stock, you should consider carefully the risks described below, which have been updated since the filing of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, or SEC, on May 6, 2009, together with the other information contained in this Quarterly Report on Form 10-Q. We believe the risks described below are the risks that are material to us as of the date this Quarterly Report on Form 10-Q is initially filed with the SEC. If any of the following risks comes to fruition, our business, financial condition, results of operations and growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment or interest.

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2009.

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

We seek to protect our know-how and other unpatented proprietary technology with confidentiality agreements and intellectual property assignment agreements with our employees, our original equipment manufacturer, or OEM, partners, independent distributors and consultants. However, such agreements may not be enforceable or may not provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements or in the event that our competitors discover or independently develop similar or identical designs or other proprietary information. In addition, we rely on the use of registered and common law trademarks with respect to the brand names of some of our products. Our common law trademarks provide less protection than our registered trademarks. Loss of rights in our trademarks could adversely affect our business, financial condition and results of operations.

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

* We believe competitors may currently be violating and may in the future violate our intellectual property rights, and we may bring additional litigation to protect and enforce our intellectual property rights, which may result in substantial expense and may divert our attention from implementing our business strategy.

We believe that the success of our business depends, in significant part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. We were previously involved in significant litigation to protect our patent position and may be required to engage in further litigation. In 2006, we settled a costly, six-year lawsuit against Mallinckrodt, Inc., part of Tyco Healthcare (currently Covidien Ltd.), and one of its subsidiaries, Nellcor Puritan Bennett, Inc., in which we claimed that Nellcor was infringing some of our pulse oximetry signal processing patents. We believe that other competitors of ours, including some of our OEM partners, may be infringing at least one of our patents. Our failure to pursue any potential claim could result in the loss of our proprietary rights and harm our position in the marketplace. Therefore, we may be forced to pursue litigation to enforce our rights. On February 3, 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen Gmbh related to Philips FAST pulse oximetry technology and certain Philips patient monitors. Two patents at issue in this suit, related to our measure-through-motion technology, were successfully enforced in a previous suit by us against Nellcor. On June 15, 2009, Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen Gmbh answered our complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against us as well as counterclaims seeking declaratory judgments of invalidity on the patents asserted by us against Philips. On July 9, 2009, we filed our answer denying Philips’ counterclaims and asserting various defenses. We also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage, and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against us.

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

Our products that have been recently introduced into the market, including, but not limited to, those based on Rainbow technology, a technology that we license, may not be accepted in the market. Our first product incorporating licensed Rainbow technology was made commercially available in September 2005. Given that all Rainbow technology products are new to the marketplace, we do not know to what degree the market will accept these products, if at all. Even if our customers recognize the benefits of our products, we cannot assure you that our customers will purchase them in quantities sufficient for us to be profitable or successful. We will need to invest in significant sales and marketing resources to achieve market acceptance of these products with no assurance of success. The degree of market acceptance of these products will depend on a number of factors, including:

•	perceived effectiveness of our products;

•	sales price of our products;

•	reimbursement available through Centers for Medicare and Medicaid Services, or CMS, programs for using our products;

•	perceived advantages of our products over competing products; and

•	introduction and acceptance of competing products or technologies;

In March 2008, we introduced our most recent Rainbow parameter, total hemoglobin. In May 2008, we received FDA clearance to begin to market this new parameter. In September 2008, we began our limited market release of the product and focused on obtaining data and clinical feedback on the performance of the product in the hospital. In the first quarter of 2009, we commercially launched our total hemoglobin product for continuous and noninvasive monitoring in the hospital. While we are enthusiastic about the product’s long-term market potential, we cannot determine how quickly or successfully the product will be received within its initial targeted market. As with any new technology, there are significant barriers to market adoption and we cannot be assured that the marketplace will respond favorably to this new technology and product.

In the second half of 2009, we intend to release a beta version of our latest parameter, acoustic respiration monitoring. As with our total hemoglobin release, we expect to initially provide this new measurement to the market in a limited market release to allow us to evaluate the product’s performance in the field. While we believe that we should be able to achieve this market timing, there can be no assurances of this timing or obtaining the regulatory approvals still required. Also, while we expect this product will have an important role within the hospital general floor environment, there can be no assurance that this product will be successful within this initial target market. As with any new technology, there are significant barriers to market adoption and we cannot be assured that the marketplace will respond favorably to this new technology and product.

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

From our inception through July 4, 2009, we initiated four voluntary recalls of our products, none of which was material. Each of these recalls was reported to the FDA within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

In addition to the overall economic environment, there are specific portions of our business, such as our OEM customers, who, due to their capital equipment sales model, could be impacted by the ongoing economic environment and the resulting constraints on hospital budgets. These hospital budget constraints could cause our OEM’s more difficulty in selling their large, relatively high priced multi-parameter devices which, in turn, could reduce our board sales to our OEM customers. In addition, certain of our products, including our Rainbow measurements such as carbon monoxide, methemoglobin and total hemoglobin are sold with upfront license fees and more complex, and therefore, more expensive sensors which could be impacted by hospital budget reductions. To the extent that the current economic uncertainty and budgetary reductions cause our potential customers to reduce, delay or cancel new capital equipment purchases or sensor purchase agreements, our ability to generate revenues could be impacted. Also, while our long term sensor agreements provide for minimum annual sensor purchases, if hospital census levels fall, the volume of sensors purchased by our customers could decline and, as a result, negatively impact our ability to generate revenues.

The difficult economic environment and its impact on hospital budgets could also have other implications to our business, financial condition and results of operations. As an example, despite our agreements and our customer’s acknowledged preference for disposable single patient adhesive sensors due to performance and risk of contamination, our customers that are worried about finances could take desperate measures such as switching from disposable sensors to reusable sensors. In addition, our customers could also begin purchasing third party recycled sensors in an attempt to reduce their overall operating costs.

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

Prior to our initial public offering in August 2007, our stockholders owned approximately 99% of the outstanding shares of capital stock of Masimo Labs and we believe that as of July 4, 2009, a number of stockholders of Masimo Labs continued to own shares of our common stock. Joe E. Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Masimo Labs. Jack Lasersohn, another member of our board of directors, also serves on the board of directors of Masimo Labs. Due to the interrelated nature of Masimo Labs with us, conflicts of interest will arise with respect to transactions involving business dealings between us and Masimo Labs, potential acquisitions of businesses or products, development of products and technology, the sale of products, markets and other matters in which our best interests and the best interests of our stockholders may conflict with the best interests of the stockholders of Masimo Labs. We cannot assure you that any conflict of interest will be resolved in our favor, or that with respect to our transactions with Masimo Labs we will negotiate terms that are as favorable to us as if such transactions were with an unaffiliated third party.

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

We also have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, we would experience a significant reduction in revenue, which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers or groups of customers or that we will be able to attract and retain additional customers in the future. For the three and six months ended July 4, 2009, one of our customers represented 14.1% and 13.3%, respectively, of our total revenue.

* Our royalty agreement with Covidien provides for a royalty rate schedule that could decline over the term of the settlement agreement and which Covidien has the option to stop paying on March 14, 2011, which could significantly harm our royalty revenue, total revenues and operating results.

In fiscal 2008, our royalties from the Covidien settlement totaled $47.5 million. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share. As a result, any decline in royalties that we earn under the settlement agreement in the future will have a significant impact on our revenue, gross margins, operating income and earnings per share. Under the current settlement agreement, we earn royalties on Covidien’s total U.S.-based pulse oximetry sales. The royalty rate in 2006 was nearly 20% if averaged over the entire year. The royalty rate for fiscal 2007 declined to 15%. In 2008, 2009 and through the remaining term of the royalty agreement, at least through March 14, 2011, the royalty rate is 13%, but may decline to 10%, subject to Covidien’s ability to develop new products that avoid some of our current patent coverage as negotiated in the settlement agreement. As a result, there is a significant financial risk to our total revenues, gross margins, operating income and earnings per share if we are unable to generate sufficient revenues and gross margins to offset either the impact of declining royalty rates on sales of Covidien’s pulse oximetry products in the United States.

* If we fail to maintain relationships with GPOs, sales of our products would decline.

Our ability to sell our products to U.S. hospitals depends in part on our relationships with GPOs. Many existing and potential customers for our products become members of GPOs. GPOs negotiate beneficial pricing arrangements and contracts, which are sometimes exclusive, with medical supply manufacturers and distributors. These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of the contractual arrangement. In the three and six months ended July 4, 2009, shipments of our pulse oximetry products related to GPOs were $40.0 million and $81.3 million, respectively. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our business would be harmed.

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

* If we lose the services of our key personnel, or if we are unable to attract and retain other key personnel, we may not be able to manage our operations or meet our growth objectives.

We are highly dependent on our senior management, especially Joe E. Kiani, our Chief Executive Officer, and other key officers. We are also heavily dependent on our engineers and field sales team, including sales representatives and clinical specialists. Our success will depend on our ability to retain our current management, engineers and field sales team, and to attract and retain qualified personnel in the future, including scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management, engineers and field sales personnel is intense and we may not be able to retain our personnel. In addition, some of our key personnel hold stock options with an exercise price that is greater than our recent closing prices, which may minimize the retention value of these options. The loss of the services of members of our key personnel could prevent the implementation and completion of our objectives, including the development and introduction of our products. In general, our officers may terminate their employment at any time without notice for any reason. In some specific situations, officers who signed a severance agreement, have agreed to provide the company up to six months of notice in the event they elect to terminate their employment for any reason. We carry key person life insurance on only Mr. Kiani, who is also the Chief Executive Officer of Masimo Labs. Mr. Kiani devotes most of his time to us.

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

We may incur environmental and personal injury liabilities related to certain hazardous materials used in our operations.

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

We derive a portion of our net sales from international operations. In the three and six months ended July 4, 2009, 26.9% and 25.0%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

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

In the fourth quarter of 2008, we implemented a new international business structure designed to better serve and support our growing international business. By centralizing our international operations, including sales management, marketing, customer support, planning, logistics and administrative functions, we believe we will be able to develop a more efficient and scalable international organization – capable of being even more responsive to the business needs of our international customers—all under one centralized management structure. We commenced the implementation of an international business structure to align our operations with the business needs of our non-U.S. customers and we believe that we may, in the long run, also benefit from certain operational benefits and achieve a lower overall tax rate. However, there can be no assurance that our efforts will produce any anticipated operational benefits or provide an overall lower tax rate. Realization of the expected benefits will depend on a number of factors, including our future business results and profitability, the effectiveness and timing of our implementation of our international business structure, changes in U.S. or international tax law and the geographic composition of our pre-tax income. Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could adversely affect our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. We cannot predict the outcome of any specific legislative proposals. However, if proposals were enacted that had a negative effect on our international business structure, we could be subjected to increased taxation and/or potentially significant expense.

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

We filed our opening brief on December 17, 2007 with the United States Court of Appeals for the 9 th Circuit. On December 27, 2007, the Consumer Federation of America and the Medical Device Manufacturers Association filed an Amicus brief supporting us. Tyco filed its opposition and appeal brief on March 3, 2008. A group of law professors filed an Amicus brief supporting Tyco on March 10, 2008. We filed our response and reply brief on May 19, 2008. The Consumer Federation of America and the Medical Device Manufacturers Association filed an additional Amicus brief in support of us on May 29, 2008. Tyco filed its second appeal brief on July 17, 2008. We are seeking reinstatement of the jury’s verdict on bundling and an affirmance of the liability findings concerning sole-source and market share-based compliance contracts. We are also asking the appellate court to increase the amount of damages awarded by the trial court. Oral argument took place on December 8, 2008. Even if we are ultimately awarded damages in this litigation, the amount will be subject to a 50% legal fee contingency agreement, in which case we would receive 50% of the net (of costs) proceeds from any award.

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

As a public company, we are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner and meet our reporting obligations in their entirety could subject us to penalties under federal securities laws and regulations of The Nasdaq Stock Market LLC, or Nasdaq, expose us to lawsuits and restrict our ability to access financing on favorable terms, or at all.

In addition, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, we are required to evaluate and provide a management report of our systems of internal control over financial reporting and our independent registered public accounting firm is required to attest to, our internal control over financial reporting. We have dedicated, and we expect to continue to dedicate, significant management, financial and other resources in connection with maintaining compliance with Section 404 based on the standards adopted by the Public Company Accounting Oversight Board. These efforts include reviewing our existing internal control structure and performing system and process evaluation and testing (and any necessary remediation). As a result of these ongoing activities, we may either hire or outsource additional personnel to expand and strengthen our finance function. In addition, during the course of the evaluation of our internal control over financial reporting, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and costs to us and require us to divert substantial resources, including management time from other activities.

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

* Medical device reprocessors that reprocess our single-use sensors and then resell them to hospitals at a cost lower than our new sensors, may adversely affect our business, financial condition and results of operations.

Certain medical device reprocessors have been collecting our used single-use sensors from hospitals and then reprocessing, repackaging and reselling those sensors to hospitals at a price lower than our new sensors. These reprocessed sensors may lead to confusion with our authorized products, reduce our revenue and harm our customer relationships. In addition, this may increase time and expense spent investigating and addressing performance issues with the reprocessed sensors, and enforcing our proprietary rights and contracts against the reprocessors.

Risks Related to Our Common Stock

* Our stock price may be volatile, and your investment in our common stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. From April 5, 2009 to July 4, 2009, our closing stock price ranged from $22.70 to $31.00. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our common stock caused by changes in our operating performance or prospects and other factors.

Some specific factors, in addition to the other risk factors identified above, that may have a significant effect on our common stock market price, many of which we cannot control, include but are not limited to:

•	actual or anticipated fluctuations in our operating results or future prospects;

•	our announcements or our competitors’ announcements of new products;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in our growth rates or our competitors’ growth rates;

•	developments regarding our patents or proprietary rights or those of our competitors;

•	our inability to raise additional capital as needed;

•	concern as to the efficacy of our products;

•	changes in financial markets or general economic conditions;

•	sales of common stock by us or members of our management team, our Board of Directors or certain institutional stockholders; and

•	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies or our industry generally.

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

As of July 4, 2009, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 12.5% of our outstanding common stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, the stockholders may be able to exercise a significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our board of directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of us, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

* You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.

As of July 4, 2009, an aggregate of 12,513,116 shares of our common stock were reserved for future issuance under our three equity incentive plans, 7,956,322 of which were subject to options outstanding as of that date at a weighted average exercise price of $17.44 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.

* Future resales of our common stock, including those by our insiders, may cause our stock price to decline.

As of July 4, 2009, there were 57,616,179 shares of our common stock outstanding. A significant portion of our shares of common stock outstanding prior to our initial public offering, or IPO, that were not sold by selling stockholders in the offering became eligible for sale in the public market on February 4, 2008 upon expiration of lock-up agreements entered into in connection with our IPO, although as of July 4, 2009, 5,867,155 of these shares were held by directors, executive officers and other affiliates. Shares held by these affiliates are subject to volume limitations on resale under Rule 144 promulgated by the SEC under the Securities Act of 1933, as amended, or Rule 144. In addition, a large portion of our outstanding shares are held by a small number of investment funds. Resale by these stockholders of a substantial number of shares, announcements of the proposed resale of substantial amounts of our common stock or the perception that substantial resales may be made, could significantly reduce the market price of our common stock. Moreover, the holders of 242,766 shares of common stock at July 4, 2009 have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold or to include these shares in registration statements that we may file for ourselves or other stockholders from time to time.

Some of our directors and executive officers have entered into Rule 10b5-1 trading plans pursuant to which they have arranged to sell shares of our common stock from time to time in the future. Generally, these sales require public filings. Actual or potential sales by these insiders, including those under a pre-arranged Rule 10b5-1 trading plan, could be interpreted by the market as an indication that the insider has lost confidence in our stock and reduce the market price of our common stock.

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

As of July 4, 2009, we used the entire amount of the net proceeds from our IPO for working capital, purchase and installation of equipment and general corporate purposes. There was no material change in the planned use of proceeds from our IPO as described in the final prospectus filed with the SEC on August 8, 2007 pursuant to Rule 424(b) promulgated by the SEC under the Securities Act of 1933, as amended.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2009 Annual Meeting of Stockholders, or the Annual Meeting, on June 16, 2009 at our corporate headquarters located at 40 Parker, Irvine, California 92618. At the Annual Meeting, our stockholders:

1.	Elected two Class II directors to hold office until the 2012 Annual Meeting of Stockholders or until their successors are duly elected and qualified; and

2.	Ratified the appointment of Grant Thornton LLP to serve as our independent registered public accounting firm for our fiscal year ending January 2, 2010.

At the Annual Meeting, the stockholders voted as follows:

1.	Election of Directors

Directors	Votes For	Votes Withheld
Edward L. Cahill	52,171,761	974,072
Robert Coleman, Ph.D.	51,971,198	1,174,635

2.	Ratification of the appointment of Grant Thornton LLP to serve as our independent registered public accounting firm for our fiscal year ending January 2, 2010.

Votes For:	52,325,285
Votes Against:	764,270
Abstentions:	56,278

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASIMO CORPORATION

Date: August 4, 2009	By:	/s/ JOE E. KIANI

Joe E. Kiani
Chief Executive Officer and Chairman

Date: August 4, 2009	By:	/s/ MARK P. DE RAAD

Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number			Description of Document

2.1	(1	)†	Asset Purchase Agreement, dated December 21, 2005, between the Company, Masimo Canada ULC and Andromed Inc. (Exhibit 2.1)

2.1(a)	(1)		List briefly identifying the contents of schedules omitted from Exhibit 2.1 (Exhibit 2.1(a))

3.1	(1)		Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2	(2)		Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3	(3)		Amended and Restated Bylaws adopted on October 9, 2008 (Exhibit 3.1)

4.1	(1)		Form of Common Stock Certificate (Exhibit 4.1)

4.2	(1)		Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999 between the Registrant and certain of its stockholders (Exhibit 4.2)

4.3	(2)		Rights Agreement, dated November 9, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)

4.4	(4)		Masimo Retirement Savings Plan. (Exhibit 4.7)

10.32	(5	) ††	Group Purchasing Agreement-Capital Equipment, effective June 1, 2009, by and between Premier Purchasing Partners, L.P. and the Company

31.1			Certification of Joe E. Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2			Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32			Certification of Joe E. Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (No. 333-142171) originally filed on April 17, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form S-1, as amended.

(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on November 9, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(3)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on October 10, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(4)	Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed on February 11, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form S-8.

(5)	Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2009. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

†	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement have been omitted. A list identifying the contents of the omitted schedules is included as Exhibit 2.1(a). The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

††	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.