Form 10-Q
period 2009-10-03
MASIMO CORP
filed 2009-11-04
CIK 937556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of October 3, 2009
Common stock, $0.001 par value	57,705,897

MASIMO CORPORATION

FORM 10-Q FOR THE QUARTER ENDED OCTOBER 3, 2009

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

MASIMO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	October 3, 2009	January 3, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$174,686	$146,910
Accounts receivable, net of allowance for doubtful accounts of $1,950 and $1,300 at October 3, 2009 and January 3, 2009, respectively	39,222	30,715
Royalties receivable	11,434	11,375
Inventories	31,254	27,400
Prepaid expenses	7,267	4,780
Deferred tax assets	10,511	10,511
Other current assets	793	551

Total current assets	275,167	232,242
Deferred cost of goods sold	27,600	28,431
Property and equipment, net	12,118	12,979
Deferred tax assets	8,817	8,781
Intangible assets, net	7,825	7,410
Other assets	4,462	3,505

Total assets	$335,989	$293,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,806	$15,914
Accrued compensation	17,051	15,607
Accrued liabilities	7,168	5,566
Income taxes payable	890	10,862
Deferred revenue	17,314	17,233
Current portion of long-term debt	226	465

Total current liabilities	56,455	65,647
Long-term debt, less current portion	187	157
Other liabilities	8,667	8,046

Total liabilities	65,309	73,850
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at October 3, 2009 and January 3, 2009	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 57,705,897 and 57,326,527 shares issued and outstanding at October 3, 2009 and January 3, 2009, respectively	58	57
Treasury stock, 156,240 shares at October 3, 2009 and January 3, 2009	(1,209)	(1,209)
Additional paid-in capital	190,832	179,666
Accumulated other comprehensive income (loss)	120	(7)
Retained earnings	80,052	40,884

Total Masimo Corporation stockholders’ equity	269,853	219,391
Noncontrolling interest	827	107

Total stockholders’ equity	270,680	219,498

Total liabilities and stockholders’ equity	$335,989	$293,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share information)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Revenue:
Product	$75,146	$66,125	$219,690	$187,954
Royalty	12,295	12,007	36,812	36,054

Total revenue	87,441	78,132	256,502	224,008
Cost of goods sold	25,198	22,393	73,517	64,917

Gross profit	62,243	55,739	182,985	159,091
Operating expenses:
Research and development	7,742	6,020	22,761	18,298
Selling, general and administrative	33,476	29,167	99,122	89,062
Antitrust litigation	185	46	228	491

Total operating expenses	41,403	35,233	122,111	107,851

Operating income	20,840	20,506	60,874	51,240
Non-operating income (expense):
Interest income	48	545	161	2,129
Interest expense	(54)	(19)	(71)	(722)
Other	301	(413)	286	(235)

Total non-operating income (expense)	295	113	376	1,172

Income before provision for income taxes	21,135	20,619	61,250	52,412
Provision for income taxes	7,814	7,554	21,414	19,955

Net income including noncontrolling interest	13,321	13,065	39,836	32,457
Net income attributable to the noncontrolling interest	(266)	—	(668)	—

Net income attributable to Masimo Corporation	$13,055	$13,065	$39,168	$32,457

Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.23	$0.23	$0.68	$0.58

Diluted	$0.22	$0.22	$0.65	$0.54

The following table presents details of the share based compensation expense that is included in each functional line item in the condensed consolidated statements of income above (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Cost of goods sold	$102	$55	$273	$159
Research and development	645	608	1,878	1,627
Selling, general and administrative	$1,683	$1,328	$5,752	$3,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 3, 2009	September 27, 2008
Cash flows from operating activities:
Net income including noncontrolling interest	$39,836	$32,457
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	4,512	4,226
Share based compensation	7,903	5,738
Loss on disposal of property and equipment	3	—
Provision for doubtful accounts	682	20
Provision for obsolete inventory	346	1,175
Provision for warranty costs	1,582	1,085
Income tax benefit from exercise of stock options	1,403	14,488
Excess tax benefit from share based payment arrangements	(185)	(2,449)
Changes in operating assets and liabilities:
Increase in accounts receivable	(9,377)	(2,428)
(Increase) decrease in royalties receivable	(59)	2,491
Increase in inventories	(4,233)	(7,287)
(Increase) decrease in deferred cost of goods sold	891	(797)
Increase in prepaid expenses	(2,407)	(887)
(Increase) decrease in other assets	(1,165)	1,422
Decrease in accounts payable	(2,124)	(126)
Increase in accrued compensation	1,191	882
Decrease in accrued liabilities	(48)	(1,397)
Increase (decrease) in income taxes payable	(9,781)	2,453
Increase (decrease) in deferred revenue	(99)	1,516
Increase in other liabilities	833	65

Net cash provided by operating activities	29,704	52,647

Cash flows from investing activities:
Purchases of property and equipment	(2,889)	(5,344)
Increase in intangible assets	(1,100)	(2,195)
Increase in restricted cash	(15)	—

Net cash used in investing activities	(4,004)	(7,539)

Cash flows from financing activities:
Repayments on long-term debt	(268)	(30,310)
Proceeds from issuance of common stock	1,834	8,477
Excess tax benefit from share based payment arrangements	185	2,449
Dividends paid	—	(13)

Net cash provided by (used in) financing activities	1,751	(19,397)
Effect of foreign currency exchange rates on cash	325	159

Net increase in cash and cash equivalents	27,776	25,870
Cash and cash equivalents at beginning of period	146,910	96,733

Cash and cash equivalents at end of period	$174,686	$122,603

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet as of October 3, 2009, the condensed consolidated statements of income for the three and nine months ended October 3, 2009 and September 27, 2008, the condensed consolidated statements of cash flows for the nine months ended October 3, 2009 and September 27, 2008, and other information disclosed in the related condensed consolidated notes are unaudited. The condensed consolidated balance sheet as of January 3, 2009 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 4, 2009.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of October 3, 2009, consolidated results of operations for the three and nine months ended October 3, 2009 and September 27, 2008, and consolidated cash flows for the nine months ended October 3, 2009 and September 27, 2008. The results for the three and nine months ended October 3, 2009 are not necessarily indicative of the results to be expected for the year ending January 2, 2010 or for any other interim period or for any future year.

Fiscal Periods

The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 week quarters and one 14 week quarter. The Company’s fiscal 2008 was a 53 week fiscal year, in which the first, second and third quarters ended on Saturday, March 29, June 28 and September 27, 2008, respectively. The Company’s 2008 fiscal year ended on Saturday, January 3, 2009. The first three quarters were 13 week quarters and the fourth fiscal quarter was a 14 week quarter. In fiscal 2009, the Company is on a 52 week fiscal calendar in which the Company’s first, second and third quarters ended on Saturday, April 4, July 4 and October 3, 2009, respectively, and its fiscal year will end on Saturday, January 2, 2010. Each quarter in 2009 will be 13 weeks.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Masimo Corporation and Masimo Laboratories, Inc., which have been consolidated pursuant to Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, “Consolidation”, or ASC Topic 810. In addition, these condensed consolidated financial statements include the accounts of Masimo Corporation’s wholly-owned subsidiaries, Masimo Americas, Inc., Masimo Europe Ltd., Masimo Japan K.K., Masimo Canada ULC, Masimo Australia Pty. Ltd., Masimo Holdings L.P., Masimo International Sarl, Masimo International Technologies Sarl, Masimo China Medical Technology Co., Ltd., Masimo Hong Kong Limited, Masimo Asia Pacific PTE. Ltd., and Masimo Österreich GmbH. All intercompany accounts and transactions have been eliminated in consolidation.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Comprehensive Income

ASC Topic 220, “Comprehensive Income”, establishes requirements for reporting and disclosure of comprehensive income and its components. Comprehensive income includes foreign currency translation adjustments and other items that have been excluded from net income including noncontrolling interest and reflected in stockholders’ equity.

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

Fair Value Measurements

The Company follows ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. In February 2008, the FASB provided a one year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, effective December 30, 2007, the Company adopted the provisions of ASC Topic 820 with respect to its financial assets and liabilities only. Effective January 4, 2009, the Company adopted the provisions of ASC Topic 820 for non-financial assets and liabilities. The adoption did not have a material impact on the Company’s financial position or results of operations.

ASC Topic 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

Also, the Company follows ASC Topic 825, “Financial Instruments”, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this statement as to specific assets or liabilities.

The estimated fair values of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, income taxes payable and long-term debt, approximate their carrying values due to their short maturities and because the weighted average borrowing rate of the long-term debt approximates the current market rates for similar borrowings. Cash equivalents consist of highly liquid investments, with maturities of three months or less at the date of purchase, including U.S. Treasury bills and money market funds.

The Company records U.S. Treasury bills at cost and continues to carry those amounts at cost, which approximates fair value. The cost and fair value of the U.S. Treasury bills as of October 3, 2009, excluding accrued interest, were both $164.4 million, as compared to a cost and fair value of $125.5 million as of January 3, 2009. The fair value is based on quoted market prices in active markets for identical assets.

The Company records money market funds at cost and continues to carry those amounts at cost, which equals fair value. The fair value is based on quoted market prices in active markets for identical assets. As of October 3, 2009 and January 3, 2009, the cost and fair value of the Company’s money market funds was equal to $1.2 million and $13.6 million, respectively.

Reclassifications

Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform with current period presentation.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenue Recognition and Deferred Revenue

The Company recognizes revenue pursuant to the requirements of ASC Topic 985-605, “Software—Revenue Recognition”, and other authoritative accounting guidance.

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

In situations where VSOE of fair value does not exist for undelivered elements, the contract product revenue and corresponding cost of goods sold are deferred until either the element is delivered or VSOE of fair value is established. For the three and nine months ended October 3, 2009, $306,000 and $1.2 million, respectively, of contract product revenue was deferred. During the three and nine months ended October 3, 2009, $3.4 million of previously deferred revenue was recognized, related to the expiration of requirements under two agreements to deliver elements for which VSOE of fair value was not established. Deferred costs associated with this revenue aggregating $1.5 million were expensed in the same 2009 periods. For the three and nine months ended September 27, 2008, $672,000 and $3.1 million, respectively, of contract product revenue was deferred. During the three and nine months ended September 27, 2008, $2.6 million of previously deferred revenue was recognized, including $1.9 million related to an agreement in which VSOE of fair value was established as a result of a contract amendment providing the Company the option to substitute a deliverable for which VSOE of fair value was established in place of a deliverable for which VSOE of fair value was not established and $683,000 related to the collection of cash for sales which had been deferred due to uncertainty over collectability. Deferred costs associated with this revenue aggregating $852,000 were expensed in the same 2008 periods. Pursuant to the Company’s revenue recognition policy, it expects to continue to defer revenue and the related costs of goods sold, and recognize previously deferred revenue in future periods as required under applicable accounting guidance.

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

The Company also earns revenue from the sale of integrated circuit boards that use the Company’s software technology and royalty fees for allowing others the right to use the Company’s technology in their products. The royalty revenue is recognized upon shipment of the OEM’s product, as represented to the Company by the OEM.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Changes in the product warranty accrual for the nine months ended October 3, 2009 and September 27, 2008 were as follows (in thousands):

	Nine Months Ended
	October 3, 2009	September 27, 2008
Warranty accrual, beginning of period	$334	$649
Provision for warranty costs	1,582	1,085
Warranty expenditures	(1,623)	(1,380)

Warranty accrual, end of period	$293	$354

Net Income Per Share

In accordance with ASC Topic 260, “Earnings Per Share”, basic net income per share attributable to Masimo Corporation for the three and nine months ended October 3, 2009 and September 27, 2008, is computed by dividing net income attributable to Masimo Corporation by the weighted average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation for the three and nine months ended October 3, 2009 and September 27, 2008, is computed by dividing the net income attributable to Masimo Corporation by the weighted average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the three and nine months ended October 3, 2009, options to purchase 2,693,230 and 2,584,730, respectively, shares of common stock were not included in the computation of diluted share equivalent because the options’ exercise prices were greater than the average market price for the period. For the three and nine months ended September 27, 2008, options to purchase 447,400 and 623,300, respectively, shares of common stock were not included in the computation of diluted share equivalent because the options’ exercise prices were greater than the average market price for the period.

Pursuant to ASC Topic 810, the Company reduced total net income including noncontrolling interest by the amount of net income attributable to noncontrolling interests for the three and nine months ended October 3, 2009. During the three and nine months ended September 27, 2008, the Company recaptured net income earned by the noncontrolling interest and applied it against accumulated losses of the noncontrolling interest. The net income attributable to the noncontrolling interest for the three and nine months ended September 27, 2008, was $0 since such net income was fully applied against the accumulated losses of the noncontrolling interest.

A reconciliation of basic and diluted net income per share attributable to Masimo Corporation is as follows (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net income attributable to stockholders of Masimo Corporation:
Net income including noncontrolling interest	$13,321	$13,065	$39,836	$32,457
Net income attributable to the noncontrolling interest	(266)	—	(668)	—

Net income attributable to Masimo Corporation	$13,055	$13,065	$39,168	$32,457

Basic net income per share attributable to Masimo Corporation:
Net income attributable to Masimo Corporation	$13,055	$13,065	$39,168	$32,457

Weighted average shares outstanding	57,665,932	56,774,983	57,541,982	56,016,978

Basic net income per share attributable to Masimo Corporation	$0.23	$0.23	$0.68	$0.58

Diluted net income per share attributable to Masimo Corporation:
Weighted average shares outstanding	57,665,932	56,774,983	57,541,982	56,016,978
Diluted share equivalent: stock options	2,491,256	3,601,755	2,585,219	4,159,815

	60,157,188	60,376,738	60,127,201	60,176,793

Diluted net income per share attributable to Masimo Corporation	$0.22	$0.22	$0.65	$0.54

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

New Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 167, or SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 eliminates the exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires enhanced disclosure that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective for fiscal periods beginning after November 15, 2009. The Company does not expect the adoption of this statement to have a material impact on its condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13, or ASU No. 09-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements”. ASU No. 09-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. This update shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application as of the beginning of the Company’s fiscal year is permitted, provided it has not previously issued financial statements for any period within that year. The Company is currently evaluating what impact, if any, this update will have on its condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-14, or ASU No. 09-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements”. ASU No. 09-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU No. 09-14 is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Earlier application as of the beginning of the Company’s fiscal year is permitted, provided it has not previously issued financial statements for any period within that year. The Company is currently evaluating what impact, if any, this update will have on its condensed consolidated financial statements.

3. Comprehensive Income

The Company’s total comprehensive income attributable to Masimo Corporation is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net income including noncontrolling interest	$13,321	$13,065	$39,836	$32,457
Other comprehensive income:
Foreign currency translation gain	363	225	127	336

Total comprehensive income including noncontrolling interest	13,684	13,290	39,963	32,793
Net income attributable to the noncontrolling interest	(266)	—	(668)	—
Other comprehensive income attributable to noncontrolling interest	—	—	—	—

Comprehensive income attributable to Masimo Corporation	$13,418	$13,290	$39,295	$32,793

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

From May 1998 through May 2009, Masimo Labs contracted the services of the Company’s employees for the development of Rainbow technology. The Company paid Masimo Labs for the option to market and develop products based on Masimo Labs technology in defined markets. Through December 2005, the Company had paid Masimo Labs $7.5 million in option fees and nearly all these option fees were used by Masimo Labs to repay the Company for the services that the Company had provided to Masimo Labs. In addition, through September 2009, the Company exercised its options to three licenses, for $2.5 million each, for the right to market products based on the new carbon monoxide, methemoglobin and total hemoglobin parameter technologies developed by Masimo Labs. Effective as of January 1, 2007, the Company entered into a Services Agreement with Masimo Labs to govern the general and administrative services the Company will provide to Masimo Labs going forward.

The Cross-Licensing Agreement requires the Company to pay certain royalties on products incorporating the licensed Rainbow technology. Beginning in 2009, for hospital contracts where the Company places equipment and enters into a sensor contract, it will pay a royalty to Masimo Labs on the total sensor contract revenue based on the ratio of Rainbow enabled devices to total devices. The royalty is up to 10% of the Rainbow royalty base, which will include handhelds, tabletop and multi-parameter devices. The Company is also subject to certain specific annual minimum aggregate royalty payments. These minimum aggregate royalty payments were $1.0 million and $3.0 million for the three and nine months ended October 3, 2009, respectively, and $875,000 and $2.6 million for the three and nine months ended September 27, 2008, respectively. In addition, in connection with a change in control, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for all licensed Rainbow parameters payable to Masimo Labs will increase from $4.0 million to $10.0 million for 2009, and from $5.0 million to $15.0 million per year thereafter and up to $2.0 million per year for other Rainbow parameters.

In order to accelerate the product development of Masimo’s total hemoglobin spot check measurement device, in February 2009, the Masimo Board of Directors agreed to fund additional Masimo Labs’ engineering expenses. Specifically, these expenses included third party engineering materials and supplies expense as well as 50% of total Masimo Labs’ engineering and engineering related payroll expenses from April 2009 until completion of the product development efforts. During the three and nine months ended October 3, 2009, these expenses totaled $887,000 and $1.2 million, respectively.

The condensed consolidated balance sheets include a noncontrolling equity interest in Masimo Labs of $827,000 and $107,000 as of October 3, 2009 and January 3, 2009, respectively, which represents the value of common stock, additional paid in capital and retained earnings of Masimo Labs, which is not available to Masimo Corporation. In addition, the condensed consolidated balance sheets include, net of intercompany eliminations, total assets of $4.0 million and $3.6 million as of October 3, 2009 and January 3, 2009, respectively, related to Masimo Labs. Of the total assets for both periods presented, $1.8 million was for deferred tax assets. Also, as of October 3, 2009 and January 3, 2009, $1.5 million and $1.1 million, respectively, were for intangible assets of Masimo Labs. The condensed consolidated balance sheets include total liabilities, net of intercompany eliminations, of $888,000 and $397,000 as of October 3, 2009 and January 3, 2009, respectively, related to Masimo Labs. Upon consolidation, $3.6 million and $3.0 million of receivables due from Masimo Corporation as of October 3, 2009 and January 3, 2009, respectively, were eliminated. Also upon consolidation, $6.1 million and $6.4 million of deferred revenue related to technology licensed to Masimo Corporation as of October 3, 2009 and January 3, 2009, respectively, were eliminated. Masimo Corporation has not been required to collateralize any of Masimo Labs’ obligations, and creditors of Masimo Labs have no recourse to the general credit of Masimo Corporation.

Pursuant to ASC Topic 810, Masimo Labs is consolidated within the Company’s financial statements for all periods presented. The Company was required to consolidate since it was deemed to be the primary beneficiary of Masimo Labs’ activities. This determination was based on the obligation to absorb the expected losses as defined under ASC Topic 810, as well as exercising significant influence over the operations and decision making of Masimo Labs. Accordingly, all inter-company royalties, option and license fees and other charges between the Company and Masimo Labs as well as all intercompany payables and receivables have been eliminated in the consolidation. Also in accordance with ASC Topic 810, all direct engineering expenses that have been incurred by the Company and charged to Masimo Labs have not been eliminated and are included as research and development expense in the Company’s condensed consolidated statements of income.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

For the foreseeable future, the Company anticipates that it will continue to consolidate Masimo Labs pursuant to the guidance set forth in ASC Topic 810; however, in the event that Masimo Labs secures additional external financing, is no longer financially dependent upon the Company or meets other criteria as discussed in ASC Topic 810, the Company may discontinue consolidating Masimo Labs.

The changes in noncontrolling interest for Masimo Labs from January 3, 2009 to October 3, 2009 are as follows (in thousands):

Amount
Balance at January 3, 2009	$107
Increase in Additional paid-in capital of noncontrolling interest	52
Net income attributable to noncontrolling interest	668
Other comprehensive income attributable to noncontrolling interest	—

Balance at October 3, 2009	$827

5. Related Party Transactions

As of both October 3, 2009 and January 3, 2009, the Company had amounts due from employees of $239,000 which is classified in other assets in the accompanying condensed consolidated balance sheets.

Since 1997, the Company’s Chief Executive Officer has been a member of the board of directors of Saba Software, Inc., a human capital development and management solutions provider. The Company paid Saba Software $16,000 and $81,000 during the nine months ended October 3, 2009 and September 27, 2008, respectively, for various software products and services.

6. Royalties Receivable

The royalty receivable of $11.4 million as of October 3, 2009, represents the Company’s estimated amount due for the three months ended October 3, 2009. Pursuant to the settlement agreement with Nellcor Puritan Bennett, Inc. (currently Covidien Ltd., or Covidien), the royalties are paid to the Company based on a percentage of sales of Covidien U.S. based pulse oximetry products. The Company recognizes royalty revenue based on the royalty rate per the settlement agreement multiplied by its estimate of Covidien’s sales for each quarter. Any adjustments to the quarterly estimate are recorded prospectively in the following quarter, when the Company receives the Covidien royalty report, which is generally 60 days after the end of each of Covidien’s fiscal quarters.

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

Inventories consist of the following (in thousands):

	October 3, 2009	January 3, 2009
Raw materials	$19,946	$17,678
Work in-process	2,601	2,001
Finished goods	8,707	7,721

Total	$31,254	$27,400

8. Long-Term Debt and Capital Lease Obligations

Long-term debt, excluding capital leases noted below, consists of the following (in thousands):

	October 3, 2009	January 3, 2009
Total debt	$167	$395
Less current portion of long-term debt	(167)	(395)

Long-term portion	$—	$—

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of October 3, 2009, the Company had one arrangement, which allows for the financing of the equipment placed with hospitals in connection with the related long-term sensor purchase agreements. This agreement provides for an equipment line whereby draws are collateralized by (i) equipment and (ii) either a future revenue stream associated with the long-term sensor purchase agreement or a defined repayment schedule associated with the long-term sensor purchase agreement. The related equipment securing these borrowings is recorded on the Company’s condensed consolidated balance sheets as deferred cost of goods sold and is depreciated on a straight-line basis over the life of the sensor contract to which they are related. The financing arrangement is non-recourse to the Company. In the event the hospital is unable to continue performing under the terms of the long-term sensor agreement, the Company would be required to write-down the remaining deferred cost of goods sold and the related financing obligation reflected in long-term debt. As of October 3, 2009, no hospitals have defaulted under this program. As of October 3, 2009, principal and interest payments under the remaining financing agreement were $41,000 per month based on an average interest rate of 7.0% per year.

Capital lease obligations consist of the following, not including interest expense (in thousands):

	October 3, 2009	January 3, 2009
Capital lease obligations	$246	$227
Less current portion of capital lease obligations	(59)	(70)

Long-term portion	$187	$157

The Company currently has six capital leases related to office equipment. These leases have interest rates ranging from 5.2% to 8.8% per year and mature on various dates from March 2011 through May 2014. As of October 3, 2009, the total future remaining interest cost under all capital leases was $23,000.

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

On August 7, 2007, in connection with the Company’s initial public offering, the 2007 Stock Incentive Plan, or the 2007 Plan, became effective. Under the 2007 Plan, 3,000,000 shares of common stock were initially reserved for future issuance, plus shares available under the prior year stock option plans, including the 2004 Plan. The options generally vest annually over five years using the straight-line method, unless otherwise provided, and expire ten years from the date of grant. Options forfeited under the 2007 Plan and the Company’s other option plans are automatically added to the share reserve of the 2007 Plan. Pursuant to the “evergreen” provision contained in the 2007 Plan, an additional 1,719,796 shares of common stock were added to the Company’s share reserve of the 2007 Plan on January 4, 2009. These additional shares represented 3% of the Company’s total shares outstanding as of the close of business on January 3, 2009.

The number and weighted average exercise price of options issued and outstanding under all stock option plans, at exercise prices ranging between $1.67 and $41.51 per share, are as follows:

	Nine Months Ended October 3, 2009
	Shares	Average Exercise Price
Options outstanding, beginning of period	7,329,474	$15.97
Granted	1,438,000	$24.91
Canceled	(186,840)	$23.65
Exercised	(379,370)	$4.83

Options outstanding, end of period	8,201,264	$17.88

Options exercisable, end of period	3,417,260	$9.89
Options available for grant, end of period	4,222,134

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The weighted-average fair value of options granted was $11.67 for the nine months ended October 3, 2009.

The Company applies the provisions of ASC Topic 718, “Compensation – Stock Compensation”. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Risk-free interest rate	2.2% to 2.8%	2.8% to 3.7%	1.2% to 3.1%	2.5% to 3.8%
Expected term	5.3 years	6.5 years	5.3 years	6.5 years
Estimated volatility	42.7% to 46.1%	36.6%	42.7% to 55.1%	36.6% to 37.1%
Expected dividends	0%	0%	0%	0%

In accordance with ASC Topic 718, the Company recorded share based compensation expense of $2.4 million and $7.9 million during the three and nine months ended October 3, 2009, respectively, and $2.0 million and $5.7 million during the three and nine months ended September 27, 2008, respectively. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of October 3, 2009 was $82.6 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of October 3, 2009 was $58.9 million. The aggregate intrinsic value of options exercised during the three and nine months ended October 3, 2009 was $1.9 million and $8.0 million, respectively. The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The unrecognized share based compensation as of October 3, 2009 was $50.5 million related to unvested options granted after January 1, 2006. The weighted average remaining contractual term of options outstanding as of October 3, 2009 was 6.4 years. The weighted average remaining contractual term of options exercisable as of October 3, 2009 was 4.9 years.

10. Commitments and Contingencies

Leases

The Company leases its facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through September 2014. Certain facilities leases contain pre-determined price escalations. The Company recognizes the lease costs using a straight-line method based on total lease payments. As of October 3, 2009 and January 3, 2009, rent expense accrued in excess of the amount paid aggregated $124,000 and $282,000, respectively, and is classified in other liabilities. The Company also leases automobiles in Europe and Japan that are classified as operating leases and expire at various dates through October 2010.

Future minimum lease payments under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands):

	As of October 3, 2009
	Operating Leases	Capital Leases	Total
2009 (balance of year)	$778	$18	$796
2010	2,473	72	2,545
2011	2,117	57	2,174
2012	2,230	53	2,283
2013	2,200	49	2,249
Thereafter	1,488	20	1,508

Total	$11,286	$269	$11,555

Rental expense related to operating leases was $881,000 and $2.6 million for the three and nine months ended October 3, 2009, respectively, and was $842,000 and $2.5 million for the three and nine months ended September 27, 2008, respectively.

Employee Retirement Savings Plan

In fiscal year 1996, the Company adopted the Masimo Retirement Savings Plan, or the Plan, which is a 401(k) plan covering all of the Company’s full-time U.S. employees who meet certain eligibility requirements. The Company contributes to the Plan on a discretionary basis. The Company contributed $302,000 and $877,000 to the Plan for the three and nine months ended October 3, 2009, respectively, and $260,000 and $791,000 to the Plan for the three and nine months ended September 27, 2008, respectively.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Employment and Severance Agreement

As of October 3, 2009, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary of $686,400 plus other benefits, with annual increases at the discretion of the Compensation Committee of the Board of Directors. The agreement with the Company, which was restated effective July 14, 2009, also provides for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement had an initial term of three years, with automatic renewal, unless either the Company or the executive notifies the other party of non-renewal of the agreement. Also, under this employment agreement, the key employee may be entitled to receive certain salary, equity, tax, medical and life insurance benefits if he is terminated by the Company, if he terminates his employment for good reason under certain circumstances or if there is a change in control of the Company.

On January 11, 2008, the Company entered into a severance plan participation agreement with three of its executive officers. The participation agreements, or Agreements, are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, or Severance Plan, which became effective on July 19, 2007 and was amended effective December 31, 2008. Under the Agreements, each executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

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

Purchase Commitments

Pursuant to contractual obligations with vendors, the Company had $26.3 million of purchase commitments as of October 3, 2009, all of which is expected to be purchased within one year. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.

Concentrations of Risk

The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. As of October 3, 2009, the Company had $9.1 million of bank balances of which $800,000 was covered by the Federal Deposit Insurance Corporation limit. The Company invests its excess cash deposits in U.S. Treasury bills and money market accounts with major financial institutions. As of October 3, 2009, the Company had $164.4 million in U.S. Treasury bills which are insured by the U.S. federal government.

While the Company and its contract manufacturers rely on sole source suppliers for certain components, steps have been taken to minimize the impact of a shortage or stoppage of shipments, such as maintaining excess inventory and designing products that may be easily modified to use a different component. However, there can be no assurance that a shortage or stoppage of shipments of the materials or components that the Company purchases will not result in a delay in production, or adversely affect the Company’s business.

The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with Group Purchasing Organizations, or GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusive, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three and nine months ended October 3, 2009, revenue from the sale of the Company’s pulse oximetry products to U.S. hospitals that are members of GPOs amounted to $39.8 million and $121.1 million, respectively. In the three and nine months ended September 27, 2008, revenue from sales to U.S. hospitals that are members of GPOs was $35.4 million and $99.1 million, respectively.

For the three and nine months ended October 3, 2009, one customer represented 13.2% and 13.3% of the total revenue, respectively. For the three and nine months ended September 27, 2008, one customer represented 10.3% and 11.7% of the total revenue, respectively. For all periods, this particular customer was a distributor, which takes and fulfills orders from the Company’s direct customers, many of whom have signed long-term sensor agreements with the Company. In the event this distributor was unable to fulfill these orders, the orders would be redirected to other distributors or fulfilled directly by the Company.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of October 3, 2009 and January 3, 2009, one customer represented 7% and 10%, respectively, of the accounts receivable balance. Also, as of October 3, 2009, one customer represented 6% of accounts receivable, and as of January 3, 2009, another customer represented 7% of accounts receivable.

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

On April 24, 2009, the Company sent a letter to Hygia Health Services, Inc., or Hygia, demanding that Hygia cease and desist from reprocessing used Masimo sensors. In response to that cease and desist letter, on May 5, 2009, Hygia filed a Declaratory Judgment action against the Company in the District Court for the Northern District of Alabama, Southern Division. On May 28, 2009, the Company filed its counterclaims, alleging patent and trademark infringement, unfair competition, false designation of origin and injury to business reputation. On June 24, 2009, Hygia filed its reply to the Company’s counterclaims, denying the allegations. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands):

	Three Months Ended				Nine Months Ended
	October 3, 2009		September 27, 2008		October 3, 2009		September 27, 2008
Geographic Area by Destination
North and South America	$59,156	78.7%	$51,605	78.0%	$170,904	77.8%	$144,796	77.0%
Europe, Middle East and Africa	8,858	11.8	9,215	14.0	28,731	13.1	27,816	14.8
Asia and Australia	7,132	9.5	5,305	8.0	20,055	9.1	15,342	8.2

Total product revenues	$75,146	100%	$66,125	100%	$219,690	100%	$187,954	100%

Sales to customers located in the United States were $57.4 million and $165.8 million for the three and nine months ended October 3, 2009, respectively, and $50.1 million and $140.2 million for the three and nine months ended September 27, 2008, respectively.

12. Income Taxes

As of October 3, 2009, the balance of the gross unrecognized tax benefit, classified in other long-term liabilities, was $8.0 million, of which $6.8 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. As of January 3, 2009, the balance of the gross unrecognized tax benefit was $7.3 million, of which $6.1 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months by $30,000 primarily related to certain state tax issues.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. For the three and nine months ending October 3, 2009, the Company expensed $83,000 and $239,000 respectively, for interest. For the three and nine months ended September 27, 2008, the Company expensed $68,000 and $195,000, respectively, for interest.

The Company conducts business in multiple jurisdictions, and as a result, one or more of the Company’s subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. Due to the generation of net operating loss carryforwards, all years since 1994 are open for examination by major taxing authorities.

The provision for income taxes was $7.8 million and $21.4 million, or an effective tax rate of 37.0% and 35.0%, for the three and nine months ended October 3, 2009, respectively. The provision for income taxes was $7.6 million and $20.0 million, or an effective tax rate of 36.6% and 38.1%, for the three and nine months ended September 27, 2008, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state taxes, permanent differences between pre-tax income for financial reporting purposes and taxable income, research related tax credits and anticipated income in jurisdictions in which the Company does business with lower effective tax rates.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

13. Subsequent Events

Pursuant to ASC Topic 855, “Subsequent Events”, the Company evaluated all events or transactions that occurred after October 3, 2009 up through November 3, 2009, the date the Company issued these financial statements.

On November 2, 2009, the Company announced that the Ninth Circuit Court of Appeals has affirmed the 2006 Federal District Court decision that Tyco Healthcare, now Covidien, violated the antitrust laws through anticompetitive business practices related to the sale of its Nellcor pulse oximetry products. The 2006 decision found that Tyco had unlawfully maintained monopoly power in violation of Section 2 of the Sherman Act, and that Tyco’s sole-source agreements and market-share based compliance pricing contracts were unlawful restraints of trade in violation of Section 1 of the Sherman Act and unlawful exclusionary dealing arrangements in violation of Section 3 of the Clayton Act. The Ninth Circuit also held that above-cost bundling discounts when combined with sole-source or market-share-based pricing can be anticompetitive when such practices involve a significant portion of the market.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings including our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, which we filed with the SEC on March 4, 2009. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

We develop, manufacture and market a family of noninvasive blood constituent patient monitoring solutions that consists of a monitor or circuit board and our proprietary single-patient use and reusable sensors and cables. In addition, we offer remote-alarm/monitoring solutions, such as the Masimo Patient SafetyNet. Although our Masimo SET platform is only operable with our proprietary sensors, our sensors have the capability to work with certain competitor pulse oximeters through the use of our adapter cables. In 2005, we launched our Masimo Rainbow SET platform utilizing licensed Rainbow technology, which we believe includes the first devices cleared by the U.S. Food and Drug Administration, or FDA, to noninvasively measure select noninvasive blood parameters that previously required invasive procedures. In 2005, we launched carboxyhemoglobin, allowing measurement of carbon monoxide levels in the blood. In 2006, we launched methemoglobin, allowing for the measurement of a dangerous condition known as methemoglobinemia, which occurs as a reaction to some common drugs used in hospitals and in out patient procedures. In 2007, we launched Plethysmographic Variability Index, or PVI. Independent clinical studies have demonstrated that PVI can predict fluid responsiveness in surgical and intensive care patients. In 2009, we initiated a full market release of total hemoglobin, our most recent Rainbow measurement.

We have focused on building our U.S. and international sales and marketing infrastructure to market our products to end-users, such as hospitals, and to original equipment manufacturer, or OEM, partners for incorporation into their patient-monitoring products. We market our pulse oximetry products to hospitals and the emergency medical services, or EMS, market through our direct sales force, and market our circuit boards to our OEM partners. Today, the primary focus of our hospital sales force is to facilitate the conversion of hospitals to our Masimo SET or Masimo Rainbow SET products. In the United States, we typically enter into long-term sales contracts with hospitals, pursuant to which we ship and install our pulse oximeters at no cost to the hospital in exchange for a commitment to purchase a minimum number of sensors from us over a specified period of time. With the introduction of Masimo

Rainbow SET Pulse CO-Oximetry, we have established a small sales force to concentrate on the EMS market. Over the past year, we have expanded our sales and marketing staffing levels. We supplement our direct sales with sales through our distributors. During this period, direct and distributor sales have increased to $177.0 million, or 80.6%, of product revenue for the nine months ended October 3, 2009, from $145.0 million, or 77.2%, of product revenue for nine months ended September 27, 2008. We expect the percentage of our revenue from direct and distributor sales to continue to increase over the long term as we expand our worldwide direct sales force.

We are continuing the research and development of products for the non-invasive measurement of other measurements based on the Masimo Rainbow SET platform. Included in this development are products for acoustic respiratory monitoring, or ARM. We expect to begin our limited market release of ARM in the first half of 2010 and commercial launch in the second half of 2010. Although we plan to continue to research, innovate and develop new technologies and products, we are unable to predict which potential measurements can be achieved, the time and cost to complete development and ultimately whether we will have any additional measurements approved by the FDA or other regulatory agencies.

The building of our installed base of pulse oximeters and pulse oximeter circuit boards generates recurring sales of our sensors, primarily single-patient use sensors. A user of one of our pulse oximeters or our OEMs’ pulse oximeters can obtain the benefit of the Masimo SET or Masimo Rainbow SET only by using our proprietary sensors that are designed for our system. We currently estimate that our worldwide installed base was 621,000 units as of October 3, 2009, up from 540,000 units as of September 27, 2008. We estimate our installed base to be the number of pulse oximeters and pulse oximeter circuit boards that we have shipped in the past seven years. In the event we increase this assessment period beyond seven years in the future, our estimated installed base may increase materially. We expect our worldwide installed base to continue to increase as we expand our market share and expand the pulse oximetry market to other patient care settings.

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

Pursuant to Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, “Consolidation”, or ASC Topic 810, Masimo Labs is consolidated within our financial statements for all periods presented. Accordingly, all royalties, option and license fees and other charges between us and Masimo Labs have been eliminated in the consolidation. For the foreseeable future, we anticipate that we will continue to consolidate Masimo Labs pursuant to the guidance set forth in ASC Topic 810; however, in the event that Masimo Labs secures additional external financing, is no longer financially dependent upon us or meets other criteria as discussed in ASC Topic 810, we may discontinue consolidating Masimo Labs.

Results of Operations

The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages).

	Three months ended				Nine months ended
	October 3, 2009	% of Revenue	September 27, 2008	% of Revenue	October 3, 2009	% of Revenue	September 27, 2008	% of Revenue
Revenue:
Product	$75,146	85.9%	$66,125	84.6%	$219,690	85.6%	$187,954	83.9%
Royalty	12,295	14.1	12,007	15.4	36,812	14.4	36,054	16.1

Total revenue	87,441	100.0	78,132	100.0	256,502	100.0	224,008	100.0
Cost of goods sold	25,198	28.8	22,393	28.7	73,517	28.7	64,917	29.0

Gross profit	62,243	71.2	55,739	71.3	182,985	71.3	159,091	71.0
Operating expenses:
Research and development	7,742	8.9	6,020	7.7	22,761	8.9	18,298	8.2
Selling, general and administrative	33,476	38.3	29,167	37.3	99,122	38.6	89,062	39.8
Antitrust litigation	185	0.2	46	0.1	228	0.1	491	0.2

Total operating expenses	41,403	47.4	35,233	45.1	122,111	47.8	107,851	48.2

Operating income	20,840	23.8	20,506	26.2	60,874	23.7	51,240	22.8
Non-operating income (expense):
Interest income	48	0.1	545	0.7	161	0.1	2,129	1.0
Interest expense	(54)	(0.1)	(19)	—	(71)	—	(722)	(0.3)
Other	301	0.3	(413)	(0.5)	286	0.1	(235)	(0.1)

Total non-operating income (expense)	295	0.3	113	0.2	376	0.2	1,172	0.6

Income before provision for income taxes	21,135	24.2	20,619	26.4	61,250	23.9	52,412	23.4
Provision for income taxes	7,814	8.9	7,554	9.7	21,414	8.3	19,955	8.9

Net income including noncontrolling interest	13,321	15.3	13,065	16.7	39,836	15.6	32,457	14.5
Net income attributable to the noncontrolling interest	(266)	(0.3)	—	—	(668)	(0.3)	—	—

Net income attributable to Masimo Corporation	$13,055	15.0%	$13,065	16.7%	$39,168	15.3%	$32,457	14.5%

Comparison of the Three Months ended October 3, 2009 to the Three Months ended September 27, 2008

Revenue. Total revenue increased $9.3 million, or 11.9%, to $87.4 million for the three months ended October 3, 2009 from $78.1 million for the three months ended September 27, 2008.

Product revenues increased $9.0 million, or 13.6%, to $75.1 million in the three months ended October 3, 2009 from $66.1 million for the three months ended September 27, 2008. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters, which we estimate totaled 621,000 units at October 3, 2009 up from an estimated 540,000 units at September 27, 2008. Contributing to the increase in our product revenue was our Rainbow technology product revenues which increased $3.0 million, or 98.0%, to $6.0 million in the three months ended October 3, 2009, from $3.0 million in the three months ended September 27, 2008. Revenue generated through our direct and distribution sales channels increased $8.1 million, or 15.6%, to $60.1 million for the three months ended October 3, 2009 compared to $52.0 million for the three months ended September 27, 2008. During the three months ended October 3, 2009, revenues from our OEM channel increased $900,000, or 6.4%, to $15.0 million from $14.1 million in the three months ended September 27, 2008. During the three months ended October 3, 2009, $3.4 million of previously deferred revenue was recognized, related to the expiration of requirements under two agreements to deliver elements for which VSOE of fair value was not established. During the three months ended September 27, 2008, $2.6 million of previously deferred revenue was recognized, including $1.9 million related to an agreement in which VSOE of fair value was established for an undelivered element as a result of a contract amendment and $683,000 related to the collection of cash for excess sensor sales which had been deferred due to uncertainty over collectability.

Our royalty revenue increased $288,000 to $12.3 million in the three months ended October 3, 2009 from $12.0 million in the three months ended September 27, 2008. For the three months ended October 3, 2009 and September 27, 2008, our reported Covidien royalties were based upon an estimate of Covidien’s U.S. pulse oximeter sales for that period and the contractual royalty rate as prescribed by the 2006 settlement agreement.

Cost of Goods Sold. Cost of goods sold increased $2.8 million to $25.2 million in the three months ended October 3, 2009 from $22.4 million in the three months ended September 27, 2008. Our total gross margin decreased to 71.2% for the three months ended October 3, 2009 from 71.3% for the three months ended September 27, 2008. Excluding royalties, product gross margin increased by 0.4% to 66.5% for the three months ended October 3, 2009, from 66.1% for the three months ended September 27, 2008. This increase was primarily due to increased sales of Rainbow related products and manufacturing efficiencies related to higher production volumes. We incurred $1.0 million and $875,000 in Masimo Labs’ royalty expenses for the three months ended October 3, 2009 and September 27, 2008, respectively, which, in accordance with ASC Topic 810, have been eliminated in our condensed consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 65.1% and 64.8% for the three months ended October 3, 2009 and September 27, 2008, respectively.

Research and Development. Research and development expenses increased $1.7 million, or 28.6%, to $7.7 million for the three months ended October 3, 2009, from $6.0 million for the three months ended September 27, 2008. The increase is due to additional engineering supplies of $587,000 for clinical trials research related to new product development during the three months ended October 3, 2009 compared to September 27, 2008. In addition, payroll and payroll related costs increased by $407,000 due to increased research and development staffing levels. Also contributing to the increase was a credit of $400,000 related to capitalized software development costs recorded during the three months ended September 27, 2008, compared to $0 during the three months ended October 3, 2009. Share based compensation expense related to ASC Topic 718, “Compensation – Stock Compensation”, which is included in payroll and payroll related costs, was $645,000 and $608,000 for the three months ended October 3, 2009 and September 27, 2008, respectively. Included in these total research and development expenses are $62,000 and $727,000 of engineering expenses incurred by Masimo Labs for the three months ended October 3, 2009 and September 27, 2008, respectively. Masimo Labs engineering expenses were lower for the three months ended October 3, 2009 due to additional production work being performed by Masimo Labs and reimbursed by Masimo Corporation.

Selling, General and Administrative. Selling, general and administrative expenses increased $4.3 million, or 14.8% to $33.5 million for the three months ended October 3, 2009 from $29.2 million in the three months ended September 27, 2008. The increase was primarily due to a $3.8 million increase in payroll and payroll related costs consistent with an increase in staffing levels. Share based compensation expense related to ASC Topic 718 which is included in payroll and payroll related costs, was $1.7 million and $1.3 million for the three months ended October 3, 2009 and September 27, 2008, respectively. Included in these total selling, general and administrative expenses are $380,000 and $293,000 of direct expenses incurred by Masimo Labs for the three months ended October 3, 2009 and September 27, 2008, respectively.

Non-Operating Income (expense). Non-operating income was $295,000 for the three months ended October 3, 2009, compared to $113,000 for the three months ended September 27, 2008. This increase in income was primarily due to foreign exchange gains of $743,000 which was offset by a decline in interest income of $497,000, resulting from the significant decline in year over year interest rates, which, in turn, has lowered our interest income. Changes in foreign exchange rates, primarily due to the weakening of the U.S. dollar as compared to the Euro and Japanese yen during the quarter ended October 3, 2009 resulted in a currency transaction and translation gain of $290,000, as compared to a currency loss of $453,000 during the three months ended September 27, 2008.

Provision for Income Taxes. Our provision for income taxes was $7.8 million for the three months ended October 3, 2009, compared to $7.6 million for the three months ended September 27, 2008. Our effective tax rate increased to 37.0% for the three months ended October 3, 2009, compared to 36.6% for the three months ended September 27, 2008. This increase in the effective tax rate was due to the change in anticipated income in jurisdictions in which we do business with lower effective rates and was partially offset by research related tax credits. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law and the geographic composition of pre-tax income.

Comparison of the Nine Months ended October 3, 2009 to the Nine Months ended September 27, 2008

Revenue. Total revenue increased $32.5 million, or 14.5%, to $256.5 million for the nine months ended October 3, 2009 from $224.0 million for the nine months ended September 27, 2008.

Product revenues increased $31.7 million, or 16.9%, to $219.7 million in the nine months ended October 3, 2009 from $188.0 million for the nine months ended September 27, 2008. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 621,000 units at October 3, 2009 up from an estimated 540,000 units at September 27, 2008. Contributing to the increase in our product revenue was our Rainbow technology product revenues which increased $5.0 million, or 57.8%, to $13.7 million in the nine months ended October 3, 2009, from $8.7 million in the nine months ended September 27, 2008. Revenue generated through our direct and distribution sales channels increased $31.9 million, or 22.1%, to $177.0 million for the nine months ended October 3, 2009 compared to $145.1 million for the nine months ended September 27, 2008. During the nine months ended October 3, 2009 revenues from our OEM channel decreased $258,000, or 0.6%, to $42.7 million from $42.9 million in the nine months ended September 27, 2008. During the nine months ended October 3, 2009, $3.4 million of previously deferred revenue was recognized, related to the expiration of requirements under two agreements to deliver elements for which VSOE of fair value was not established. During the nine months ended September 27, 2008, $2.6 million of previously deferred revenue was recognized, including $1.9 million related to an agreement in which VSOE of fair value was established for an undelivered element as a result of a contract amendment and $683,000 related to the collection of cash for excess sensor sales which had been deferred due to uncertainty over collectability.

Our royalty revenue increased $758,000, to $36.8 million in the nine months ended October 3, 2009 from $36.1 million in the nine months ended September 27, 2008. For the nine months ended October 3, 2009 and September 27, 2008, our reported Covidien royalties were based upon an estimate of Covidien’s U.S. pulse oximeter sales for that period and the contractual royalty rate as prescribed by the 2006 settlement agreement.

Cost of Goods Sold. Cost of goods sold increased $8.6 million to $73.5 million in the nine months ended October 3, 2009 from $64.9 million in the nine months ended September 27, 2008. Our total gross margin increased 0.3% to 71.3% for the nine months ended October 3, 2009 from 71.0% for the nine months ended September 27, 2008. Excluding royalties, product gross margin increased 1.0% to 66.5% for the nine months ended October 3, 2009 from 65.5% for the nine months ended September 27, 2008. This increase was due to greater sensor sales, increased sales of Rainbow related products and manufacturing efficiencies related to higher production volumes. We incurred $3.0 million and $2.6 million in Masimo Labs’ royalty expenses for the nine months ended October 3, 2009 and September 27, 2008, respectively, which, in accordance with ASC Topic 810, have been eliminated in our condensed consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 65.2% and 64.1% for the nine months ended October 3, 2009 and September 27, 2008, respectively.

Research and Development. Research and development expenses increased $4.5 million, or 24.4%, to $22.8 million for the nine months ended October 3, 2009, from $18.3 million for the nine months ended September 27, 2008. The increase was primarily due to increased payroll and payroll related costs of $1.3 million, associated with increased research and development staffing levels. In addition, expenses for additional engineering supplies and clinical trials research related to new product development increased $1.3 million for the nine months ended October 3, 2009 compared to September 27, 2008. Also, contributing to the year over year increase was a credit of $844,000 related to capitalized software development costs recorded during the nine months ended September 27, 2008, compared to $0 during the nine months ended October 3, 2009. Share based compensation expense related to ASC Topic 718, which is included in payroll and payroll related costs, was $1.9 million and $1.6 million for the nine months ended October 3, 2009 and September 27, 2008, respectively. Included in these total research and development expenses are $1.5 million and $1.7 million of engineering expenses incurred by Masimo Labs for the nine months ended October 3, 2009 and September 27, 2008, respectively. Masimo Labs engineering expenses were lower for the nine months ended October 3, 2009 due to additional production work performed by Masimo Labs and reimbursed by Masimo Corporation.

Selling, General and Administrative. Selling, general and administrative expenses increased $10.0 million, or 11.3%, to $99.1 million for the nine months ended October 3, 2009 from $89.1 million in the nine months ended September 27, 2008. The increase was primarily due to a $10.3 million increase in payroll and payroll related costs consistent with an increase in staffing levels. In addition, expense related to distribution of new product samples increased $1.5 million during the nine months ended October 3, 2009. These increases were offset by a decrease in tradeshow expenses of $1.0 million due to a reduction in the number of tradeshows attended during the nine months ended October 3, 2009 as compared to the nine months ended September 27, 2008. Share based compensation expense related to ASC Topic 718 which is included in payroll and payroll related costs, was $5.8 million and $4.0 million for the nine months ended October 3, 2009 and September 27, 2008, respectively. Included in these total selling, general and administrative expenses are $740,000 and $883,000 of direct expenses incurred by Masimo Labs for the nine months ended October 3, 2009 and September 27, 2008, respectively.

Non-Operating Income (expense). Non-operating income was $376,000 for the nine months ended October 3, 2009, compared to $1.2 million for the nine months ended September 27, 2008. This decrease in income was primarily due to the decline in interest income of $2.0 million resulting from the significant decline in year over year interest rates which, in turn, has lowered our interest income. This income decline was partially offset by a decrease in interest expense of $651,000, resulting from repayments of long-term debt balances during March 2008 and a foreign exchange gain of $421,000. Changes in foreign exchange rates, primarily due to the weakening of the U.S. dollar as compared to the Euro and Japanese yen during the nine months ended October 3, 2009 resulted in a currency transaction and translation gain of $227,000, as compared to a currency loss of $194,000 during the nine months ended September 27, 2008.

Provision for Income Taxes. Our provision for income taxes was $21.4 million for the nine months ended October 3, 2009, compared to $20.0 million for the nine months ended September 27, 2008. Our effective tax rate decreased to 35.0% for the nine months ended October 3, 2009, compared to 38.1% for the nine months ended September 27, 2008. This decrease in the effective tax rate was due primarily to the increase in anticipated income in jurisdictions in which we do business with lower effective rates and research related tax credits. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law and the geographic composition of pre-tax income.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the sale of equity securities. Through October 3, 2009, we raised $81.7 million through seven preferred stock private equity financings, $47.8 million from our August 2007 initial public offering and $28.4 million from the exercise of stock options.

As of October 3, 2009, we had cash and cash equivalents of $174.7 million, of which $164.4 million was invested in U.S. Treasury bills, $1.2 million was in money market accounts with major financial institutions and $9.1 million was in checking accounts and certificates of deposit. These U.S. Treasury bills are classified as cash equivalents since they are highly liquid investments, with a maturity of three months or less at the date of purchase. We carry cash equivalents at cost which approximates fair value.

During the nine months ended October 3, 2009, we have received $36.8 million from Covidien for royalties related to their sales. We expect to continue to receive a royalty based on Covidien’s pulse oximetry products sales in the United States, through the term of the royalty agreement and at least through March 14, 2011. The royalty rate is currently 13%, but may decline to 10%, subject to Covidien’s ability to develop new products or technologies that avoid some of our current patent coverage as negotiated in our settlement agreement with Covidien.

Cash Flows from Operating Activities. Cash provided by operating activities was $29.7 million in the nine months ended October 3, 2009. The source of cash consists primarily of net income including noncontrolling interest of $39.8 million, non-cash share based compensation of $7.9 million, and depreciation and amortization expense of $4.5 million. These sources of cash were partially offset by a net decrease in income tax liability of $9.8 million, resulting primarily from tax payments of $30.6 million, offset by our tax provision accrual of $21.4 million, during the nine months ended October 3, 2009. In addition, uses of cash included an increase in accounts receivable of $9.4 million due to both timing of collections and growth of our business and an increase in inventory of $4.2 million to meet the increasing demand for our products

Cash provided by operating activities was $52.6 million in the nine months ended September 27, 2008. The source of cash consists primarily of net income of $32.5 million, a net tax benefit of $14.5 million relating to employee stock option exercises for options granted prior to the adoption of ASC Topic 718, and stock based compensation expense of $5.7 million resulting from options granted under ASC Topic 718. Also, depreciation and amortization expense was $4.2 million, royalties receivable decreased $2.5 million due to a lower royalty rate per our agreement with Covidien and income taxes payable increased $2.5 million resulting from higher taxable income. These increases were offset partially by an increase in inventory of $7.3 million to meet the increasing demand for our products and the introduction of new products, an excess tax benefit from share based payments of $2.4 million and an increase in accounts receivable of $2.4 million due to the growth of our business.

Cash Flows from Investing Activities. Cash used in investing activities for the nine months ended October 3, 2009 was $4.0 million consisting primarily of $2.9 million of property and equipment purchases related primarily to assets to support our manufacturing operations and $1.1 for the increase in intangible assets related to capitalized patent related expenses. Cash used in investing activities for the nine months ended September 27, 2008 was $7.5 million consisting of $5.3 million of property and equipment purchases related primarily to assets to support our manufacturing operations and $2.2 million for the increase in intangible assets related to capitalized patent and capitalized software development.

Cash Flows from Financing Activities. Cash provided by financing activities for the nine months ended October 3, 2009 was $1.8 million, primarily due to proceeds from stock option exercises. Cash used by financing activities for the nine months ended September 27, 2008 was $19.4 million. This use was primarily the result of our decision in March 2008 to repay $26.7 million in long-term debt related to the financing of equipment placed at hospitals. In total, we repaid $30.3 million of long term debt in the nine month period ended September 27, 2008. These total debt repayments were partially offset by $8.5 million of proceeds from stock option exercises and by $2.4 million of excess tax benefit from share based payment arrangements.

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

Current Financing Arrangements. As of October 3, 2009, we had one financing arrangement with an outstanding balance of $167,000. The total monthly principal and interest payment under this financing agreement was $41,000 based on an average interest rate of 7.0%. There are no additional amounts available for future borrowing under this remaining arrangement. As of October 3, 2009, we had capital leases related to office equipment with an outstanding balance of $246,000 and total remaining interest of $23,000.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as revenue and expenses during the reporting periods. Significant estimates include: determination of accounts receivable allowances, inventory reserves, warranty reserves, rebate reserves, valuation of our stock options, distributor channel inventory, royalty revenues, property tax and uncertain income tax positions. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results therefore could differ materially from those estimates under different assumptions or conditions.

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

New Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 167, or SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 eliminates the exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires enhanced disclosure that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS No.167 is effective for fiscal periods beginning after November 15, 2009. We do not expect the adoption of this statement to have a material impact on our condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13, or ASU No. 09-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements”. ASU No. 09-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.

This update shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application as of the beginning of our fiscal year is permitted, provided we have not previously issued financial statements for any period within that year. We are currently evaluating what impact, if any, this update will have on our condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-14, or ASU No. 09-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements”. ASU No. 09-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU No. 09-14 is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Earlier application as of the beginning of our fiscal year is permitted, provided we have not previously issued financial statements for any period within that year. We are currently evaluating what impact, if any, this update will have on our condensed consolidated financial statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuation to interest expense is limited to our outstanding financing arrangements, which have fixed interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve could significantly affect the fair value of our interest-sensitive financial instruments at October 3, 2009. However, we hold our U.S. Treasury bill investments until their maturity, thereby reducing the risk of loss of principal balance due to interest rate increases.

Foreign Currency Exchange Rate Risk

A majority of our assets and liabilities are maintained in the United States in U.S. dollars and a majority of our sales and expenditures are transacted in U.S. dollars. However, certain of our foreign subsidiaries transact in their respective country’s local currency, which is also their functional currency. As a result, revenues and expenses of these foreign subsidiaries when converted into U.S. dollars can vary depending on average monthly exchange rates during a respective period. Intercompany transactions of certain of our foreign subsidiaries with Masimo Corporation are denominated in U.S. dollars and are considered foreign currency denominated transactions by the subsidiary. In addition, any other transactions between us or one of our subsidiaries and a third party, denominated in a currency different from the functional currency, is a foreign currency transaction. Realized and unrealized foreign currency gains or losses on these transactions are included in our statements of income as incurred and are converted to U.S. dollars at average exchange rates for a respective period.

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

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the periods presented. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could have a material adverse affect our business, financial condition and results of operations.

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended October 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings in the ordinary course of business. During the three months ended October 3, 2009, there were no material developments to the proceedings described in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, and our Quarterly Reports on Form 10-Q for the quarters ended April 4, 2009 and July 4, 2009.

Item 1A.	Risk Factors

Before you decide to invest or maintain an interest in our common stock, you should consider carefully the risks described below, which have been updated since the filing of our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009, together with the other information contained in this Quarterly Report on Form 10-Q. We believe the risks described below are the risks that are material to us as of the date this Quarterly Report on Form 10-Q is initially filed with the SEC. If any of the following risks comes to fruition, our business, financial condition, results of operations and growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment or interest.

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009.

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

We expect to begin our limited market release of ARM in the first half of 2010 and commercial launch in the second half of 2010. As with our total hemoglobin release, we expect to initially provide this new measurement to the market in a limited market release to allow us to evaluate the product’s performance in the field. While we believe that we should be able to achieve this market timing, there can be no assurances of this timing or obtaining the regulatory approvals still required. Also, while we expect this product will have an important role within the hospital general floor environment, there can be no assurance that this product will be successful within this initial target market. As with any new technology, there are significant barriers to market adoption and we cannot be assured that the marketplace will respond favorably to this new technology and product.

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

From our inception through October 3, 2009, we initiated four voluntary recalls of our products, none of which was material. Each of these recalls was reported to the FDA within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

In addition to the overall economic environment, there are specific portions of our business, such as our OEM customers, who, due to their capital equipment sales model, could be impacted by the ongoing economic environment and the resulting constraints on hospital budgets. These hospital budget constraints could cause our OEMs more difficulty in selling their large, relatively high priced multi-parameter devices which, in turn, could reduce our board sales to our OEM customers. In addition, certain of our products, including our Rainbow measurements such as carbon monoxide, methemoglobin and total hemoglobin are sold with upfront license fees and more complex, and therefore, more expensive sensors which could be impacted by hospital budget reductions. To the extent that the current economic uncertainty and budgetary reductions cause our potential customers to reduce, delay or cancel new capital equipment purchases or sensor purchase agreements, our ability to generate revenues could be impacted. Also, while our long term sensor agreements provide for minimum annual sensor purchases, if hospital census levels fall, the volume of sensors purchased by our customers could decline and, as a result, negatively impact our ability to generate revenues.

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

* In the event that the Cross-Licensing Agreement is terminated for any reason, or Masimo Labs grants a license to Rainbow technology to a third party, our business would be materially and adversely affected.

Masimo Labs owns all of the proprietary rights to Rainbow technology developed with our proprietary Masimo SET for products intended to be used in the Labs Market, and all rights for any non-vital signs measurement for which we do not exercise an option pursuant to the Cross-Licensing Agreement. In addition, Masimo Labs has the right to terminate the Cross-Licensing Agreement or grant licenses covering Rainbow technology to third parties if we breach certain terms of the agreement, including any failure to meet our minimum royalty payment obligations or failure to use commercially reasonable efforts to develop or market products incorporating licensed Rainbow technology. If we lose our exclusive license to Rainbow technology, we would lose the ability to prevent others from making, using, selling or importing products using Rainbow technology in our market. As a result, we would likely be subject to increased competition within our market, and Masimo Labs or competitors who obtain a license to Rainbow technology from Masimo Labs would be able to offer related products.

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

Currently, in accordance with ASC Topic 810, we are required to consolidate Masimo Labs within our financial statements. Accordingly, the royalties that we owe to Masimo Labs are eliminated in our condensed consolidated financial statements presented within this Quarterly Report on Form 10-Q and the gross profit margins reported in our consolidated financial results do not include the royalty expense that we pay to Masimo Labs. Also in accordance with ASC Topic 810, we are obligated to include, and have included, Masimo Labs’ engineering and administrative expenses in our reported engineering and administrative expenses. If our financial statements were not consolidated with Masimo Labs, our reported cost of goods sold would increase and our reported engineering and administrative expenses would decrease. As a result of this requirement to consolidate, we report within our public filings, both our reported gross profit, engineering expense and administrative expenses as if we were not required to consolidate. To date, the amount of royalty expense has approximated the amount of engineering and administrative expense and therefore, the net impact to our condensed consolidated financial statements has not been significant. However, in the future, depending upon the success of Rainbow products and the royalties earned by Masimo Labs on those revenues, it is possible that the royalty expense will grow at a rate higher than the growth of engineering and administrative expenses. In the event the net impact on our consolidated results is material, we will reflect the amount of Masimo Labs income through our condensed consolidated statement of income as an element of noncontrolling interest income. As a result, despite the current requirement to consolidate, any profit in our consolidated financial results that is attributable to Masimo Labs will be separately identified.

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

Prior to our initial public offering in August 2007, our stockholders owned approximately 99% of the outstanding shares of capital stock of Masimo Labs and we believe that as of October 3, 2009, a number of stockholders of Masimo Labs continued to own shares of our common stock. Joe E. Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Masimo Labs. Jack Lasersohn, another member of our board of directors, also serves on the board of directors of Masimo Labs. Due to the interrelated nature of Masimo Labs with us, conflicts of interest will arise with respect to transactions involving business dealings between us and Masimo Labs, potential acquisitions of businesses or products, development of products and technology, the sale of products, markets and other matters in which our best interests and the best interests of our stockholders may conflict with the best interests of the stockholders of Masimo Labs. We cannot assure you that any conflict of interest will be resolved in our favor, or that with respect to our transactions with Masimo Labs we will negotiate terms that are as favorable to us as if such transactions were with an unaffiliated third party.

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

We also have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, we would experience a significant reduction in revenue, which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers or groups of customers or that we will be able to attract and retain additional customers in the future. For the three and nine months ended October 3, 2009, one of our customers represented 13.2% and 13.3%, respectively, of our total revenue.

* Our royalty agreement with Covidien provides for a royalty rate schedule that could decline over the term of the settlement agreement. In addition, Covidien has the option to stop paying on March 14, 2011, which could significantly harm our royalty revenue, total revenues and operating results due to not only the loss of royalties, but to the potential legal fees associated with a potential lawsuit resulting from Covidien’s continued patent infringement of our technology.

In fiscal 2008, our royalties from the Covidien settlement totaled $47.5 million. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share. As a result, any decline in royalties that we earn under the settlement agreement in the future will have a significant impact on our revenue, gross margins, operating income and earnings per share. Under the current settlement agreement, we earn royalties on Covidien’s total U.S.-based pulse oximetry sales. The royalty rate in 2006 was nearly 20% if averaged over the entire year. The royalty rate for fiscal 2007 declined to 15%. In 2008, 2009 and through the remaining term of the settlement agreement, which will continue at least through March 14, 2011, the royalty rate is 13%, but may decline to 10%, subject to Covidien’s ability to develop new products that avoid some of our current patent coverage as negotiated in the settlement agreement. As a result, there is a significant financial risk to our total revenues, gross margins, operating income and earnings per share if we are unable to generate sufficient revenues and gross margins to offset either the impact of declining royalty rates on sales of Covidien’s pulse oximetry products in the United States.

The current royalty agreement provides Covidien with the option to stop paying the royalty on March 14, 2011. In exchange for this royalty payment, we have provided Covidien with the ability to ship its patent infringing product with our covenant not to sue Covidien as long as they are abiding by the terms of the agreement. Should Covidien decide to discontinue abiding by the terms of the current settlement agreement, including paying us the required royalty payment, then our royalty payments could decline to zero which would have a material impact on our royalty revenue, total revenues, gross margins, operating income and earnings per share. In addition, if Covidien choose to discontinue abiding by the terms of the current settlement and continuing to ship its pulse oximetry technology, then it is likely that we would file a new patent infringement lawsuit against Covidien resulting in higher legal expenses which would increase our operating expenses thereby adversely impacting our business, financial condition and results of operations.

* If we fail to maintain relationships with GPOs, sales of our products would decline.

Our ability to sell our products to U.S. hospitals depends in part on our relationships with GPOs. Many existing and potential customers for our products become members of GPOs. GPOs negotiate beneficial pricing arrangements and contracts, which are sometimes exclusive, with medical supply manufacturers and distributors. These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of the contractual arrangement. In the three and nine months ended October 3, 2009, shipments of our pulse oximetry products to customers that are members of GPOs were $39.8 million and $121.1 million, respectively. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our business would be harmed.

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

The failure of our OEM partners to obtain required FDA clearances or approvals for products that incorporate our technologies could have a negative impact on our revenue.

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations, which established federal crimes for knowingly and willfully executing a scheme to defraud any health care benefit program or making false statements in connection with the delivery of or payment for health care benefits, items or services, as well as imposed certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

state laws analogous to each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by non-governmental third-party payers, including commercial insurers, and state laws governing the privacy of certain health information.

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

We derive a portion of our net sales from international operations. In the three and nine months ended October 3, 2009, 23.6% and 24.5%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

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

The FCPA and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored health care systems around the world, many of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could subject us to cash and non-cash penalties, disrupt our operations, involve significant management distraction and result in a material adverse effect on our results of business, financial condition and results of operations.

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

* Legislative and regulatory changes in the health care industry could have a negative impact on our financial performance. Furthermore, our business, financial condition, results of operations and cash flows could be significantly and adversely affected if certain types of health care reform programs are adopted in our key markets and other administration and legislative proposals are enacted into law.

Recently, President Obama and members of Congress have proposed significant reforms to the U.S. health care system. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. health care reform. The Obama administration’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes. In addition, members of Congress have proposed a single-payer health care system, a government health insurance option to compete with private plans and other expanded public health care measures.

Most recently, in September 2009, the Chairman of the U.S. Senate Finance Committee released a draft of the committee’s health care reform bill, a bill which included an excise tax on all medical devices, requiring the medical device industry to contribute $4 billion to health care reform each year for a period of 10 years. Various health care reform proposals have also emerged at the state level. We cannot predict what health care initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, if the excise tax contained in the proposed legislation from the U.S. Senate Finance Committee is enacted into law, our operating expenses resulting from such an excise tax and results of operations would be materially and adversely affected.

In general, an expansion in government’s role in the U.S. health care industry may lower reimbursements for our products, reduce demand for innovative products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially.

Changes in the health care industry in the United States and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business. Significantly, the new administration and Congressional and state leaders have expressed a strong desire to reform the U.S. health care system. Included in this reform could be laws that narrow Medicare coverage or reduce reimbursement levels for health care services or items provided by physicians and hospitals. Furthermore, many private payors look to Medicare’s coverage and reimbursement policies in setting their coverage policies and reimbursement amounts such that federal reforms could influence the private sector as well. Finally, many states also may attempt to reform their Medicaid programs such that either coverage for certain items or services may be narrowed or reimbursement for them could be reduced. These health care reforms may adversely affect our business.

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

On November 2, 2009, we announced that the Ninth Circuit Court of Appeals has affirmed the 2006 Federal District Court decision that Tyco, now Covidien, violated the antitrust laws through anticompetitive business practices related to the sale of its Nellcor pulse oximetry products. The 2006 decision found that Tyco had unlawfully maintained monopoly power and that Tyco's sole-source agreements and market-share based compliance pricing contracts were unlawful restraints of trade and unlawful exclusionary dealing arrangements. The Ninth Circuit also held that above-cost bundling discounts when combined with sole-source or market-share-based pricing can be anticompetitive when such practices involve a significant portion of the market.

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

There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. From July 5, 2009 to October 3, 2009, our closing stock price ranged from $22.13 to $28.44. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our common stock caused by changes in our operating performance or prospects and other factors.

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

As of October 3, 2009, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned 12.7% of our outstanding common stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, the stockholders may be able to exercise a significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock. In addition, these stockholders, some of whom have representatives sitting on our board of directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of us, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

* You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.

As of October 3, 2009, an aggregate of 12,423,398 shares of our common stock were reserved for future issuance under our three equity incentive plans, 8,201,264 of which were subject to options outstanding as of that date at a weighted average exercise price of $17.88 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.

* Future resales of our common stock, including those by our insiders, may cause our stock price to decline.

As of October 3, 2009, there were 57,705,897 shares of our common stock outstanding. A significant portion of our shares of common stock outstanding prior to our initial public offering, or IPO, that were not sold by selling stockholders in the offering became eligible for sale in the public market on February 4, 2008 upon expiration of lock-up agreements entered into in connection with our IPO, although as of October 3, 2009, 5,867,195 of these shares were held by directors, executive officers and other affiliates. Shares held by these affiliates are subject to volume limitations on resale under Rule 144 promulgated by the SEC under the Securities Act, or Rule 144. In addition, a large portion of our outstanding shares are held by a small number of investment funds. Resale by these stockholders of a substantial number of shares, announcements of the proposed resale of substantial amounts of our common stock or the perception that substantial resales may be made, could significantly reduce the market price of our common stock. Moreover, the holders of 236,766 shares of common stock at October 3, 2009 have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold or to include these shares in registration statements that we may file for ourselves or other stockholders from time to time.

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

Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock.

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

Item 5.	Other Information

We entered into two new lease agreements with Northwestern Mutual Life Insurance Company, or Northwestern Mutual Life. The first lease agreement, effective November 1, 2009, amended and restated a prior lease agreement with Northwestern Mutual Life for 70,200 square feet of space and was entered into to extend the term of the lease. The second lease agreement, effective August 1, 2009, added 32,100 additional square feet of property adjacent to the current facility. In addition, we entered into an amendment to a lease agreement, dated April 30, 2009, with Northwestern Mutual Life covering 50,200 square feet of space to extend the term of the lease and to reduce our rent obligation under the lease agreement.

In total, the three leases cover 152,500 square feet of space in Irvine, California, for our corporate headquarters, product manufacturing, research and development, warehousing and distribution operations. All three lease agreements expire in September 2014.

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

MASIMO CORPORATION

Date: November 3, 2009	By:	/S/ JOE E. KIANI
Joe E. Kiani
Chief Executive Officer and Chairman

Date: November 3, 2009	By:	/S/ MARK P. DE RAAD
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document

2.1	(1)†	Asset Purchase Agreement, dated December 21, 2005, between the Company, Masimo Canada ULC and Andromed Inc. (Exhibit 2.1)

2.1(a)	(1)	List briefly identifying the contents of schedules omitted from Exhibit 2.1 (Exhibit 2.1(a))

3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3	(3)	Amended and Restated Bylaws adopted on October 9, 2008 (Exhibit 3.1)

4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999 between the Registrant and certain of its stockholders (Exhibit 4.2)

4.3	(2)	Rights Agreement, dated November 9, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)

4.4	(4)	Masimo Retirement Savings Plan. (Exhibit 4.7)

10.1	††	Lease Agreement, relating the premises at 40 Parker, effective as of November 1, 2009, between the Company and Northwestern Mutual Life Insurance Company

10.2	††	Lease Agreement, relating the premises at 60 Parker, effective as of August 1, 2009, between the Company and Northwestern Mutual Life Insurance Company

10.3	††	Amendment No. 1 to Lease Agreement, relating the premises at 50 Parker, dated April 30, 2009, between the Company and Northwestern Mutual Life Insurance Company

31.1		Certification of Joe E. Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2		Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32		Certification of Joe E. Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (No. 333-142171) originally filed on April 17, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form S-1, as amended.
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on November 9, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(3)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on October 10, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(4)	Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed on February 11, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form S-8.
†	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement have been omitted. A list identifying the contents of the omitted schedules is included as Exhibit 2.1(a). The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
††	Confidential treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.