Form 10-Q
period 2010-04-03
MASIMO CORP
filed 2010-05-05
CIK 937556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of April 3, 2010
Common stock, $0.001 par value	58,759,831

MASIMO CORPORATION

FORM 10-Q FOR THE QUARTER ENDED APRIL 3, 2010

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

MASIMO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share amounts)

	April 3, 2010	January 2, 2010
ASSETS
Current assets
Cash and cash equivalents	$36,153	$132,054
Short-term investments	75,986	56,989
Accounts receivable, net of allowance for doubtful accounts of $2,076 and $1,972 at April 3, 2010 and January 2, 2010, respectively	46,038	38,897
Royalties receivable	12,000	11,500
Inventories	33,699	31,559
Prepaid expenses	4,057	5,447
Deferred tax assets	11,586	11,585
Other current assets	1,550	1,357

Total current assets	221,069	289,388
Deferred cost of goods sold	30,026	28,163
Property and equipment, net	12,302	11,682
Deferred tax assets	11,520	11,500
Intangible assets, net	9,780	9,829
Other assets	6,577	5,783

Total assets	$291,274	$356,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,949	$16,716
Accrued compensation	15,061	17,793
Accrued liabilities	9,614	9,754
Income taxes payable	10,498	477
Deferred revenue	17,261	14,641
Current portion of capital lease obligation	61	60

Total current liabilities	73,444	59,441
Deferred revenue	2,079	270
Capital lease obligation, less current portion	155	171
Other liabilities	7,076	6,775

Total liabilities	82,754	66,657
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at April 3, 2010 and January 2, 2010	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 58,759,831 and 57,876,450 shares issued and outstanding at April 3, 2010 and January 2, 2010, respectively	59	58
Treasury stock, 156,240 shares at April 3, 2010 and January 2, 2010	(1,209)	(1,209)
Additional paid-in capital	205,782	195,690
Accumulated other comprehensive income	127	63
Retained earnings	3,316	94,112

Total Masimo Corporation stockholders’ equity	208,075	288,714
Noncontrolling interests	445	974

Total stockholders’ equity	208,520	289,688

Total liabilities and stockholders’ equity	$291,274	$356,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except share amounts)

	Three Months Ended
	April 3, 2010	April 4, 2009
Revenue:
Product	$85,866	$74,497
Royalty	12,899	10,995

Total revenue	98,765	85,492
Cost of goods sold	29,228	24,745

Gross profit	69,537	60,747
Operating expenses:
Research and development	9,410	7,767
Selling, general and administrative	49,311	32,880
Antitrust litigation expense (proceeds)	(29,968)	14

Total operating expenses	28,753	40,661

Operating income	40,784	20,086
Non-operating expense	(347)	(287)

Income before provision for income taxes	40,437	19,799
Provision for income taxes	14,273	6,535

Net income including noncontrolling interests	26,164	13,264
Net (income) loss attributable to the noncontrolling interests	546	(243)

Net income attributable to Masimo Corporation	$26,710	$13,021

Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.46	$0.23

Diluted	$0.44	$0.22

Cash dividend declared per share	$2.00	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	April 3, 2010	April 4, 2009
Cash flows from operating activities:
Net income including noncontrolling interests	$26,164	$13,264
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,577	1,508
Share-based compensation	2,818	2,640
Provision for doubtful accounts	233	199
Provision for obsolete inventory	249	127
Provision for warranty costs	619	495
Income tax benefit from exercise of stock options granted prior to January 1, 2006	555	435
Excess tax benefit from share-based payment arrangements	(1,383)	(65)
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,375)	(5,467)
(Increase) decrease in royalties receivable	(500)	547
Increase in inventories	(2,388)	(2,585)
Increase in deferred cost of goods sold	(1,902)	(253)
Decrease in prepaid expense	1,375	1,065
Increase in other assets	(1,013)	(940)
Increase in accounts payable	4,256	71
Decrease in accrued compensation	(2,646)	(2,349)
Increase (decrease) in accrued liabilities	(724)	342
Increase (decrease) in income taxes payable	11,401	(6,130)
Increase in deferred revenue	4,429	2,678
Increase in other liabilities	313	137

Net cash provided by operating activities	36,058	5,719

Cash flows from investing activities:
Purchase of short-term investments	(75,986)	—
Proceeds from sale and maturities of short-term investments	56,989	—
Purchases of property and equipment	(1,885)	(676)
Increase in intangible assets	(264)	(340)
Decrease in restricted cash	—	21

Net cash used in investing activities	(21,146)	(995)

Cash flows from financing activities:
Repayments on long-term debt	(15)	(79)
Proceeds from issuance of common stock	5,354	739
Excess tax benefit from share-based payment arrangements	1,383	65
Dividends paid	(117,506)	—

Net cash provided by (used in) financing activities	(110,784)	725
Effect of foreign currency exchange rates on cash	(29)	(112)

Net increase (decrease) in cash and cash equivalents	(95,901)	5,337
Cash and cash equivalents at beginning of period	132,054	146,910

Cash and cash equivalents at end of period	$36,153	$152,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of the Company

Masimo Corporation, or the Company, is a global medical technology company that develops, manufactures and markets noninvasive patient monitoring products that improve patient care. The Company invented Masimo Signal Extraction Technology, or Masimo SET, which provides the capabilities of Measure-Through Motion and Low Perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. The Company has also developed Masimo Rainbow SET products which measure multiple blood parameters, including carboxyhemoglobin, methemoglobin, PVI, total hemoglobin and acoustic respiration rate. The Company develops, manufactures and markets a family of patient monitoring solutions which incorporate a monitor or circuit board and sensors, including both proprietary single-patient use and reusable sensors and cables. The Company considers both the pulse oximetry device (monitor or circuit board) and its sensors and cables to be products as defined in its statements of income. The Company sells to hospitals and the alternate care market through its direct sales force and distributors, and markets its circuit boards containing the Company’s proprietary algorithm and software architecture to original equipment manufacturer, or OEM, partners.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial statements. The condensed consolidated balance sheet as of January 2, 2010 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 17, 2010. The results for the three months ended April 3, 2010 are not necessarily indicative of the results to be expected for the year ending January 1, 2011 or for any other interim period or for any future year.

Fiscal Periods

The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 week quarters and one 14 week quarter. In fiscal 2009, the Company was on a 52 week fiscal calendar in which the Company’s first, second and third quarters ended on Saturday, April 4, July 4 and October 3, 2009, respectively, and its fiscal year ended on Saturday, January 2, 2010. Similar to 2009, 2010 is a 52 week fiscal calendar in which the Company’s first, second and third quarters will end on Saturday, April 3, July 3 and October 2, 2010, respectively, and its fiscal year will end on Saturday, January 1, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of Masimo Corporation, Masimo Laboratories, Inc. and SEDLine, Inc. which have been consolidated pursuant to authoritative guidance issued by the Financial Accounting Standards Board, or FASB. In addition, these consolidated financial statements include the accounts of Masimo Corporation’s wholly-owned operating subsidiaries, Masimo Americas, Inc., Masimo Europe Ltd., Masimo Japan K.K., Masimo Canada ULC, Masimo Australia Pty. Ltd., Masimo Holdings L.P., Masimo International Sarl, Masimo International Technologies Sarl, Masimo China Medical Technology Co., Ltd., Masimo Hong Kong Limited, Masimo Asia Pacific PTE. Ltd., and Masimo Österreich GmbH. All intercompany accounts and transactions have been eliminated in consolidation.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Comprehensive Income

Authoritative accounting guidance establishes requirements for reporting and disclosure of comprehensive income and its components. Comprehensive income includes foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities and other items that have been excluded from net income including noncontrolling interest and reflected in stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include: determination of accounts receivable allowances, inventory reserves, warranty reserves, rebate reserves, valuation of the Company’s stock options, distributor channel inventory, royalty revenues, deferred revenue, property tax and uncertain income tax positions. Actual results could differ from those estimates.

Fair Value Measurements

The authoritative guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities as of April 3, 2010 and January 2, 2010 (in thousands):

	Fair Value Measurement as of April 3, 2010 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasuries	$19,996	$—	$—	$19,996
Money Market funds	1,138	—	—	1,138

Available-for-sale securities: (1)
U.S. Treasuries	75,986	—	—	75,986

Total	$97,120	$—	$—	$97,120

(1)	Available-for-sale securities are included in short-term investments in the condensed consolidated balance sheet as of April 3, 2010.

	Fair Value Measurement as of January 2, 2010 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasuries	$118,986	$—	$—	$118,986
Money Market funds	1,691	—	—	1,691

Total	$120,677	$—	$—	$120,677

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of January 3, 2010, the Company had $57.0 million of held-to-maturity securities, which consisted of U.S. Treasuries with a maturity between three months and one year at the date of purchase. These amounts were included in short-term investments on the condensed consolidated balance sheet as of January 3, 2010. These held-to-maturity securities were recorded at amortized cost. For purposes of determining any unrecognized gain or loss as of January 3, 2010, the amortized cost was compared to fair value, which approximated $57.0 million. The fair value was based on quoted market prices in active markets for identical assets, a level 1 input.

In January 2010, the Company adopted a recently issued accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers in and out of level 1 and level 2 fair value measurements. There have been no transfers between level 1 and level 2 inputs during the three months ended April 3, 2010. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring level 2 and level 3 measurements. Since this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact its condensed consolidated financial statements.

Revenue Recognition

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

The Company’s sales under long-term purchase contracts are generally structured such that the Company agrees to provide up-front and at no charge certain monitoring equipment, installation, training and ongoing warranty support in exchange for the hospital’s agreement to purchase sensors over the term of the agreement, which ranges from three to six years. The Company does not recognize any revenue when the monitoring and related equipment is delivered to the hospitals and installation and training is complete. The Company recognizes revenue for all of the delivered elements, on a pro-rata basis, as the sensors are delivered under the long-term purchase commitment. The cost of the monitoring equipment initially placed at the hospitals is deferred and amortized to cost of goods sold over the life of the underlying long-term sensor contract. In the event that the monitoring equipment is delivered over a period of time, revenue under long-term sensor contracts is deferred and recognized on a proportional basis relative to the number of units of the monitoring equipment delivered over time.

In situations where VSOE of fair value does not exist for undelivered elements, the entire contract product revenue and corresponding cost of goods sold are deferred until either the element is delivered, VSOE of fair value is established, or the obligation to deliver the element no longer exists. For the three months ended April 3, 2010, no contract product revenue was deferred and no previously deferred revenue was recognized. For the three months ended April 4, 2009, $429,000 of contract product revenue was deferred and none of the previously deferred revenue was recognized. Deferred costs associated with this deferred revenue aggregating $188,000 were deferred in the same 2009 period.

The Company’s distributors purchase primarily sensor products which they then resell to hospitals that are typically fulfilling their purchase obligations to the Company under the end-user hospitals’ long-term sensor purchase commitments. Upon shipment to the distributor, revenue is deferred until the Company’s commitment to its end-user hospital is fulfilled, which occurs when the sensors are sold by the distributor to the end-user hospital. The Company also provides certain end-user hospitals with the ability to purchase sensors under rebate programs. Under these programs, the end-user hospitals may earn rebates based on their purchasing activity. The Company estimates and provides allowances for these programs at the time of sale as a reduction to revenues.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company also earns revenue from the sale of integrated circuit boards that use the Company’s software technology and license fees for allowing others the right to use the Company’s technology in their products. The license fee is recognized upon shipment of the OEM’s product, as represented to the Company by the OEM.

Product Warranty Expense

The Company provides a warranty against defects in material and workmanship for a period ranging from six months to one year, depending on the product type. In the case of long-term sales agreements, the Company typically warranties the products for the term of the agreement, which ranges from three to six years. In traditional sales activities, including direct and OEM sales, the Company establishes an accrual for the estimated costs of warranty at the time of revenue recognition. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales. In long-term sales agreements, revenue related to extended warranty is recognized over the life of the contract, while the product warranty costs related to the long-term sales agreements are expensed as incurred.

Changes in the product warranty accrual for the three months ended April 3, 2010 and April 4, 2009 were as follows (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Warranty accrual, beginning of period	$354	$334
Provision for warranty costs	619	495
Warranty expenditures	(575)	(508)

Warranty accrual, end of period	$398	$321

Net Income Per Share

Basic net income per share attributable to Masimo Corporation for the three months ended April 3, 2010 and April 4, 2009, is computed by dividing net income attributable to Masimo Corporation by the weighted average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation for the three months ended April 3, 2010 and April 4, 2009, is computed by dividing the net income attributable to Masimo Corporation by the weighted average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the three months ended April 3, 2010 and April 4, 2009, options to purchase 2,401,800 and 2,461,280, respectively, shares of common stock were not included in the computation of diluted share equivalent because the options’ exercise prices were greater than the average market price for the period.

The Company reduced total net income including noncontrolling interests by the amount of net (income) loss attributable to noncontrolling interests for the three months ended April 3, 2010 and April 4, 2009.

A reconciliation of basic and diluted net income per share attributable to Masimo Corporation is as follows (in thousands, except share data):

	Three Months Ended
	April 3, 2010	April 4, 2009
Net income attributable to stockholders of Masimo Corporation:
Net income including noncontrolling interests	$26,164	$13,264
Net (income) loss attributable to the noncontrolling interests	546	(243)

Net income attributable to Masimo Corporation	$26,710	$13,021

Basic net income per share attributable to Masimo Corporation:
Net income attributable to Masimo Corporation	$26,710	$13,021

Weighted average shares outstanding	58,266,696	57,407,708

Basic net income per share attributable to Masimo Corporation	$0.46	$0.23

Diluted net income per share attributable to Masimo Corporation:
Weighted average shares outstanding	58,266,696	57,407,708
Diluted share equivalent: stock options	2,197,161	2,759,307

	60,463,857	60,167,015

Diluted net income per share attributable to Masimo Corporation	$0.44	$0.22

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Dividend Payment

In February 2010, the Company declared a special $2.00 per share cash dividend, payable on March 31, 2010 to stockholders of record as of the close of business on March 11, 2010. The total dividend payout was $117.5 million which was made from retained earnings.

Antitrust Litigation Expense (Proceeds)

The Company recorded proceeds from the antitrust litigation and related legal fees on a net basis in the condensed consolidated statement of income under antitrust litigation expense (proceeds).

Intangible Assets

Costs to renew intangibles are capitalized and amortized over the remaining useful life of the intangible. For the three months ended April 3, 2010, total renewal costs capitalized for patents and trademarks were $112,000 and $7,000, respectively. As of April 3, 2010, the weighted average number of years until the next renewal is 2 years for patents and 6 years for trademarks.

The Company’s policy is to renew its patents and trademarks. The Company continually evaluates the amortization period and carrying basis of patents and trademarks to determine whether any events or circumstances warrant a revised estimated useful life or reduction in value. Capitalized application costs are charged to operations when it is determined that the patent or trademark will not be obtained or is abandoned.

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, or ASU No. 09-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements”. ASU No. 09-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. This update shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application as of the beginning of the Company’s fiscal year is permitted, provided it has not previously issued financial statements for any period within that year. The Company is currently evaluating what impact this update will have on its condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-14, or ASU No. 09-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements”. ASU No. 09-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU No. 09-14 is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Earlier application as of the beginning of the Company’s fiscal year is permitted, provided it has not previously issued financial statements for any period within that year. The Company is currently evaluating what impact this update will have on its condensed consolidated financial statements.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3. Comprehensive Income

The Company’s total comprehensive income attributable to Masimo Corporation is as follows (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Net income including noncontrolling interests	$26,164	$13,264
Other comprehensive income:
Foreign currency translation gain (loss)	64	(491)

Total comprehensive income before noncontrolling interests	26,228	12,773
Net (income) loss attributable to the noncontrolling interests	546	(243)
Other comprehensive income attributable to noncontrolling interests	—	—

Comprehensive income attributable to Masimo Corporation	$26,774	$12,530

4. Variable Interest Entities (VIEs)

Effective January 1, 2010, the Company adopted a newly issued accounting standard which provides guidance for the consolidation of VIEs and requires an enterprise to determine whether its variable interest gives it a controlling financial interest in a VIE. This amended consolidation guidance for VIEs replaces the existing quantitative approach for identifying which enterprise should consolidate a VIE, with a qualitative approach. The Company’s adoption of this standard did not change its initial assessment and it will continue to consolidate both Masimo Labs and SEDLine. Determination about whether an enterprise should consolidate a VIE is required to be evaluated continuously as changes to existing relationships or future transactions may result in consolidating or deconsolidating the VIE.

The changes in noncontrolling interest for the consolidated VIEs from January 2, 2010 to April 3, 2010 are as follows (in thousands):

Amount
Noncontrolling interests, as of January 2, 2010	$974
Increase in additional paid-in capital of noncontrolling interest	17
Net loss attributable to noncontrolling interests	(546)
Other comprehensive income attributable to noncontrolling interests	—

Noncontrolling interests, as of April 3, 2010	$445

For the foreseeable future, the Company anticipates that it will continue to consolidate each VIE, Masimo Labs and SEDLine, pursuant to the current authoritative accounting guidance; however, in the event that Masimo Labs or SEDLine is no longer considered a VIE or in the event that the Company is no longer the primary beneficiary of Masimo Labs or Sedline, the Company may discontinue consolidating the entity.

Masimo Laboratories, Inc.

Masimo Laboratories, Inc., or Masimo Labs, is an independent entity spun off from the Company to its stockholders in 1998. Joe Kiani and Jack Lasersohn, members of the Company’s board of directors, or Board, are also members of the board of directors of Masimo Labs. Joe Kiani, the Company’s Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Masimo Labs. The Company is a party to a Cross-Licensing Agreement with Masimo Labs, which was most recently amended and restated effective January 1, 2007, that governs each party’s rights to certain intellectual property held by the two companies.

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

From May 1998 through May 2009, Masimo Labs contracted the services of the Company’s employees for the development of Rainbow technology. The Company paid Masimo Labs for the option to market and develop products based on Masimo Labs technology in defined markets. Through December 2005, the Company paid Masimo Labs $7.5 million in option fees. Nearly all these option fees were used by Masimo Labs to repay the Company for the services that the Company had provided to Masimo Labs. In addition, through September 2009, the Company exercised its options to three licenses, for $2.5 million each, for the right to market products based on the new carbon monoxide, methemoglobin and total hemoglobin parameter technologies developed by Masimo Labs. Effective as of January 1, 2007, the Company entered into a Services Agreement with Masimo Labs to govern the general and administrative services the Company provides to Masimo Labs.

The Company’s license to Rainbow technology for these parameters in these markets is exclusive on the condition that the Company continues to pay Masimo Labs royalties on its products incorporating Rainbow technology, subject to certain minimum aggregate royalty thresholds, and that the Company use commercially reasonable efforts to develop or market products incorporating the licensed Rainbow technology. The royalty is up to 10% of the Rainbow royalty base, which includes handhelds, tabletop and multi-parameter devices. Handheld products incorporating Rainbow technology will carry a 10% royalty rate. For other products, only the proportional amount attributable for that portion of the Company’s products used to measure non-vital signs parameters, sensors and accessories, rather than for measuring vital signs parameters, will be included in the 10% Rainbow royalty base. For multi-parameter devices, the Rainbow royalty base will include the percentage of the revenue based on the number of Rainbow enabled parameters. For hospital contracts where the Company places equipment and enters into a sensor contract, the Company pays a royalty to Masimo Labs on the total sensor contract revenue based on the ratio of Rainbow enabled devices to total devices.

The Company is also subject to certain specific annual minimum aggregate royalty payments. These minimum aggregate royalty payments were $1.25 million and $1.0 million for the three months ended April 3, 2010 and April 4, 2009, respectively. In addition, in connection with a change in control, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for all licensed Rainbow parameters payable to Masimo Labs will increase to $15.0 million per year for 2010 and thereafter and up to $2.0 million per year for other Rainbow parameters.

In order to accelerate the product development of Masimo’s total hemoglobin spot check measurement device, in February 2009, the Masimo Board of Directors agreed to fund additional Masimo Labs’ engineering expenses. Specifically, these expenses included third party engineering materials and supplies expense as well as 50% of total Masimo Labs’ engineering and engineering related payroll expenses from April 2009 until completion of the product development efforts. During the three months ended April 3, 2010, these expenses totaled $756,000.

The condensed consolidated balance sheets include a noncontrolling interest in Masimo Labs of $1.2 million and $974,000 as of April 3, 2010 and January 2, 2010, respectively, which represents the value of common stock, additional paid in capital and retained earnings of Masimo Labs, which is not available to Masimo Corporation. In addition, the condensed consolidated balance sheets include, net of intercompany eliminations, total assets of $4.5 million and $4.9 million as of April 3, 2010 and January 2, 2010, respectively, related to Masimo Labs. Of the total assets as of April 3, 2010 and January 2, 2010, $1.9 million and $1.9 million, respectively, were for intangible assets of Masimo Labs. Also, for both periods presented, $1.6 million was for deferred tax assets. The condensed consolidated balance sheets include total liabilities, net of intercompany eliminations, of $927,000 and $1.5 million as of April 3, 2010 and January 2, 2010, respectively, related to Masimo Labs. Upon consolidation, $3.3 million of receivables due from Masimo Corporation as of both April 3, 2010 and January 2, 2010, was eliminated. Also upon consolidation, $5.9 million and $6.0 million of deferred revenue related to technology licensed to Masimo Corporation as of April 3, 2010 and January 2, 2010, respectively, were eliminated. Masimo Corporation has not been required to collateralize any of Masimo Labs’ obligations, and creditors of Masimo Labs have no recourse to the general credit of Masimo Corporation.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

SEDLine, Inc.

SEDLine, Inc., or SEDLine, a privately held entity that was formed in the fourth quarter of 2009, is a company with the mission to expand the scope and applications for neuromonitoring. This entity manufactures and sells brain function monitoring devices to hospitals. The Company made loans to SEDLine totaling $3.0 million during 2009. These loans, which are secured by the assets of SEDLine, bear an initial interest rate of 7% and may be converted into equity upon certain events. These loans, if converted to equity, would entitle the Company to a 39% ownership in SEDLine. However, as of April 3, 2010, the Company had 0% ownership of SEDLine and therefore 100% of SEDLine’s net loss was allocated to deficit noncontrolling interest. Pursuant to an investment agreement with SEDLine, the Company is obligated to provide additional loans of up to $1.5 million subject to SEDLine achieving certain product development milestones. Concurrent with the investment agreement, the Company and SEDLine entered into a merger agreement, whereby the Company may acquire SEDLine at certain pre-determined valuations. Also, in December 2009, the Company purchased two patents from SEDLine for $500,000. Pursuant to authoritative accounting guidance, it was determined that the Company is the primary beneficiary of SEDLine and therefore is required to consolidate SEDLine’s financial statements within the Company’s financial statements.

The condensed consolidated balance sheets include a deficit noncontrolling interest in SEDLine of $760,000 and $0 as of April 3, 2010 and January 2, 2010, respectively, which represents the retained deficit of SEDLine, which is not available to Masimo Corporation. In addition, the condensed consolidated balance sheets include, net of intercompany eliminations, total assets of $2.5 million and $3.0 million as of April 3, 2010 and January 2, 2010, respectively, related to SEDLine. Of the total assets as of April 3, 2010 and January 2, 2010, $969,000 and $1.7 million, respectively, was for cash and cash equivalents. Also, $709,000 and $627,000 was for inventory of SEDLine as of April 3, 2010 and January 2, 2010, respectively. The condensed consolidated balance sheets include total liabilities, net of intercompany eliminations, of $162,000 and $0 as of April 3, 2010 and January 2, 2010, respectively, related to SEDLine. Also, SEDLine had $3.1 million and $3.0 million of notes payable, including interest, to Masimo Corporation, which was eliminated upon consolidation, as of April 3, 2010 and January 2, 2010, respectively. Masimo Corporation has not been required to collateralize any of SEDLine’s obligations, and creditors of SEDLine have no recourse to the general credit of Masimo Corporation.

5. Related Party Transactions

As of April 3, 2010 and January 2, 2010, the Company had amounts due from employees of $236,000 and $242,000, respectively, which are classified in other assets in the accompanying condensed consolidated balance sheets.

Since 1997, the Company’s Chief Executive Officer has been a member of the board of directors of Saba Software, Inc., a human capital development and management solutions provider. The Company paid Saba Software $0 and $15,000 during the three months ended April 3, 2010 and April 4, 2009, respectively, for various software products and services.

The Company’s Chief Executive Officer is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare, or Masimo Foundation, a non-profit organization which was founded to benefit worldwide healthcare. For the three months ended April 3, 2010, the Company contributed a total of $10.3 million to the Masimo Foundation, which has been recorded within selling, general and administrative expenses in the condensed consolidated statements of income.

6. Cash, Cash Equivalents and Short-Term Investments

As of April 3, 2010, the Company’s cash balance was $15.0 million, comprised of checking and savings accounts. Additionally, the Company had cash equivalents of $21.1 million, consisting of $20.0 million of U.S. Treasury bills with a maturity of three months or less at the date of purchase, and $1.1 million of money market funds.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of January 2, 2010, the Company’s cash balance was $11.4 million, comprised of checking and savings accounts. Additionally, the Company had cash equivalents of $120.7 million, consisting of $119.0 million of U.S. Treasury bills with a maturity of three months or less at the date of purchase, and $1.7 million of money market funds.

Short-term investments at January 2, 2010 and April 3, 2010, consist of U.S. Treasury bills with a maturity between three months and one year at the date of purchase.

As of January 2, 2010, short-term investments of $57.0 million were classified as held-to-maturity and recorded at amortized cost, which approximated fair value. Gross unrecognized gains or losses as of January 2, 2010 were de minimis.

In March 2010, the Company received $27.0 million from the sale of specific short-term investments classified as held-to-maturity, prior to their maturity date. The proceeds were used to pay a portion of the special dividend declared in February 2010. The carrying value of these short-term investments sold was their amortized cost basis of approximately $27.0 million and the realized loss on the sale of these short-term investments was de minimis. The remaining short-term investments with a carrying value of $30.0 million were reclassified as available-for-sale, but were redeemed at their maturity dates, which were prior to April 3, 2010.

As of April 3, 2010, short-term investments of $76.0 million are classified as available-for-sale. These available-for-sale short-term investments are recorded at fair value. For the three months ended April 3, 2010, the unrealized gain or loss on these investments was de minimis. Accordingly, the amortized cost basis of these investments is $76.0 million.

7. Royalties Receivable

The royalty receivable of $12.0 million as of April 3, 2010, represents the Company’s estimated amount due for the three months ended April 3, 2010. Pursuant to the settlement agreement with Nellcor Puritan Bennett, Inc. (currently Covidien Ltd., or Covidien), the royalties are paid to the Company based on a percentage of sales of Covidien U.S. based pulse oximetry products. The Company recognizes royalty revenue based on the royalty rate per the settlement agreement multiplied by its estimate of Covidien’s sales for each quarter. Any adjustments to the quarterly estimate are recorded prospectively in the following quarter, when the Company receives the Covidien royalty report, which is generally 60 days after the end of each of Covidien’s fiscal quarters.

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

Inventories consist of the following (in thousands):

	April 3, 2010	January 2, 2010
Raw materials	$20,663	$18,259
Work in-process	3,781	3,949
Finished goods	9,255	9,351

Total	$33,699	$31,559

9. Capital Lease Obligations

Capital lease obligations, classified as long-term debt, consist of the following not including interest expense (in thousands):

	April 3, 2010	January 2, 2010
Capital lease obligations	$216	$231
Less current portion of capital lease obligations	(61)	(60)

Long-term portion	$155	$171

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company currently has six capital leases related to office equipment. These leases have interest rates ranging from 5.2% to 8.8% per year and mature on various dates from March 2011 through May 2014. As of April 3, 2010, the total future remaining interest cost under all capital leases was $17,000.

10. Share-Based Compensation

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

On August 7, 2007, in connection with the Company’s initial public offering, the 2007 Stock Incentive Plan, or the 2007 Plan, became effective. Under the 2007 Plan, 3,000,000 shares of common stock were initially reserved for future issuance, plus shares available under the prior year equity incentive plans, including shares that become available under the 2007 Plan due to forfeitures at prices not less than the fair market value of the Company’s common stock on the date the option is granted. The options generally vest annually over five years using the straight-line method, unless otherwise provided, and expire ten years from the date of grant. Options forfeited under the 2007 Plan and the Company’s other option plans are automatically added to the share reserve of the 2007 Plan. Pursuant to the “evergreen” provision contained in the 2007 Plan, an additional 1,719,796 shares of common stock were added to the share reserve of the 2007 Plan on January 4, 2009, which represented 3% of the Company’s total shares outstanding as of the close of business on January 3, 2009. In addition, pursuant to the “evergreen” provision, 1,736,294 shares of common stock were added to the share reserve of the 2007 Plan on January 3, 2010, which represented 3% of the Company’s total shares outstanding as of January 1, 2010.

The number and weighted average exercise price of options issued and outstanding under all stock option plans, at exercise prices ranging between $2.75 and $41.51 per share, are as follows:

	Three Months Ended April 3, 2010
	Shares	Average Exercise Price
Options outstanding, beginning of period	8,125,871	$18.21
Granted	573,125	$27.37
Canceled	(195,590)	$24.09
Expired	(30,000)	$1.83
Exercised	(883,381)	$6.06

Options outstanding, end of period	7,590,025	$20.23

Options exercisable, end of period	3,092,306	$13.92
Options available for grant, end of period	5,512,733

The weighted-average fair value of options granted was $11.00 for the three months ended April 3, 2010.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
	April 3, 2010	April 4, 2009
Risk-free interest rate	2.5% to 2.8%	1.3% to 1.9%
Expected term	5.5 years	5.29 years
Estimated volatility	37.5% to 39.9%	52.3% to 55.1%
Expected dividends	0%	0%

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In accordance with authoritative accounting pronouncements, the Company recorded share-based compensation expense of $2.8 million and $2.6 million during the three months ended April 3, 2010 and April 4, 2009, respectively. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of April 3, 2010 was $60.7 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of April 3, 2010 was $43.2 million. The aggregate intrinsic value of options exercised during the three months ended April 3, 2010 was $19.3 million. The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The unrecognized share-based compensation as of April 3, 2010 was $51.7 million related to unvested options granted after January 1, 2006. The weighted average remaining contractual term of options outstanding as of April 3, 2010 was 6.4 years. The weighted average remaining contractual term of options exercisable as of April 3, 2010 was 5.0 years.

11. Commitments and Contingencies

Leases

The Company leases its facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through September 2014. Certain facilities leases contain pre-determined price escalations. The Company recognizes the lease costs using a straight-line method based on total lease payments. The Company also received certain leasehold improvement incentives totaling $650,000 for its headquarters facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of April 3, 2010 and January 2, 2010, rent expense accrued in excess of the amount paid aggregated $105,000 and $100,000, respectively, and is classified in other liabilities. The Company also leases automobiles in Europe and Japan that are classified as operating leases and expire at various dates through October 2010.

Future minimum lease payments under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands):

	As of April 3, 2010
	Operating Leases	Capital Leases	Total
2010 (balance of year)	$2,209	$54	$2,263
2011	2,710	57	2,767
2012	2,661	53	2,714
2013	2,591	49	2,640
2014	1,883	20	1,903
Thereafter	—	—	—

Total	$12,054	$233	$12,287

Rental expense related to operating leases was $927,000 and $862,000 for the three months ended April 3, 2010 and April 4, 2009, respectively.

Employee Retirement Savings Plan

In fiscal year 1996, the Company adopted the Masimo Retirement Savings Plan, or the Plan, which is a 401(k) plan covering all of the Company’s full-time U.S. employees who meet certain eligibility requirements. The Company contributes to the Plan on a discretionary basis. The Company contributed $254,000 and $267,000 to the Plan for the three months ended April 3, 2010 and April 4, 2009, respectively, all in the form of matching contributions.

Employment and Severance Agreement

As of April 3, 2010, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary of $706,992 plus other benefits, with annual increases at the discretion of the Compensation Committee of the Board. The agreement with the Company, which was restated effective July 14, 2009, also provides for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement had an initial term of three years, with automatic renewal, unless either the Company or the executive notifies the other party of non-renewal of the agreement. Also, under this employment agreement, the key employee may be entitled to receive certain salary, equity, tax, medical and life insurance benefits if he is terminated by the Company, if he terminates his employment for good reason under certain circumstances or if there is a change in control of the Company.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

On February 18, 2009, the Company entered into a limited severance plan participation agreement with three of its executive officers. The limited participation agreements, or Limited Agreements, are governed by the terms and conditions of the Severance Plan. Under the Limited Agreements, 50% of the executive officer’s unvested and outstanding stock options will immediately vest if he is terminated by the Company upon a change in control under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

Purchase Commitments

Pursuant to contractual obligations with vendors, the Company had $31.7 million of purchase commitments as of April 3, 2010, of which at least $31.2 million is expected to be purchased within one year. The remaining $500,000 may be purchased within the next one to two years. The Company does not have any purchase commitments for more than two years. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.

Concentrations of Risk

The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. As of April 3, 2010, the Company had $15.0 million of bank balances, of which $8.1 million was covered by the Federal Deposit Insurance Corporation limit. The Company invests its excess cash deposits in U.S. Treasury bills and money market accounts with major financial institutions. As of April 3, 2010, the Company had $96.0 million, including cash equivalents and short-term investments, in U.S. Treasury bills which are guaranteed by the U.S. federal government.

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

The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with Group Purchasing Organizations, or GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusive, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended April 3, 2010 and April 4, 2009, revenue from the sale of the Company’s pulse oximetry products to U.S. hospitals that are members of GPOs amounted to $43.8 million and $41.3 million, respectively.

For the three months ended April 3, 2010 and April 4, 2009, one customer represented 13% and 17% of the total revenue, respectively. For all periods, this particular customer was a distributor, which takes and fulfills orders from the Company’s direct customers, many of whom have signed long-term sensor agreements with the Company. In the event this distributor was unable to fulfill these orders, the orders would be redirected to other distributors or fulfilled directly by the Company.

As of April 3, 2010, two customers represented 7% and 6% of the accounts receivable balance. As of January 2, 2010, two customers each represented 6% of the accounts receivable balance.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

On October 28, 2009, the Ninth Circuit Court of Appeals affirmed the district court’s decision that Tyco Healthcare, now Covidien, violated the antitrust laws through anticompetitive business practices related to the sale of its Nellcor pulse oximetry products. On January 11, 2010, the Company completed negotiations to resolve the merits of its antitrust litigation with Covidien, following the Ninth Circuit Court of Appeals October 2009 affirmance of a Federal District Court decision that Tyco Healthcare, now Covidien, violated the antitrust laws through anticompetitive business practices related to the sale of its pulse oximetry products. The judgment against Covidien for the antitrust violations was for $43.5 million; however, the total payment, after reimbursement for legal fees, costs, and interest was $59.0 million. In January 2010, the Company received a total of $30.1 million which represented the portion of the total payment from Covidien less the amount paid to the law firm that handled the trial for the Company.

On February 3, 2009, the Company filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen Gmbh related to Philips FAST pulse oximetry technology and certain Philips patient monitors. The suit was brought in the U.S. District Court for the District of Delaware. Two patents at issue in this suit, related to the Company’s measure-through-motion technology, were successfully enforced in its previous suit against Nellcor. On June 15, 2009, Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen Gmbh answered the Company’s complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against the Company as well as counterclaims seeking declaratory judgments of invalidity on the patents asserted by the Company against Philips. On July 9, 2009, the Company filed its answer denying Philips’ counterclaims and asserting various defenses. The Company also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against the Company. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and their patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. The Company believes that it has good and substantial defenses to the antitrust and patent infringement claims asserted by Philips. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.

On April 24, 2009, the Company sent a letter to Hygia Health Services, Inc., or Hygia, demanding that Hygia cease and desist from reprocessing used Masimo sensors. In response to that cease and desist letter, on May 5, 2009, Hygia filed a Declaratory Judgment action against the Company in the District Court for the Northern District of Alabama, Southern Division. On May 28, 2009, the Company filed its counterclaims, alleging patent and trademark infringement, unfair competition, false designation of origin and injury to business reputation. On June 24, 2009, Hygia filed its reply to the Company’s counterclaims, denying the allegations, and has alleged that the Company’s patents are unenforceable. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.

From time to time, the Company may be involved in other litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it currently is not a party to any other legal proceedings which, individually or in the aggregate, would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

12. Segment Information and Enterprise Reporting

The Company’s chief decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single reporting segment, specifically non-invasive patient monitoring solutions and related products. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income including noncontrolling interests. In addition, the Company’s assets are primarily located in the U.S. and are not allocated to any specific region. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues.

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands):

	Three Months Ended
	April 3, 2010		April 4, 2009
Geographic Area by Destination
North and South America	$64,898	75.6%	$58,856	79.0%
Europe, Middle East and Africa	12,198	14.2	9,433	13.0
Asia and Australia	8,770	10.2	6,208	8.0

Total product revenue	$85,866	100%	$74,497	100%

Sales to customers located in the U.S. were $60.9 million and $57.2 million for the three months ended April 3, 2010 and April 4, 2009, respectively.

13. Income Taxes

As of April 3, 2010, the balance of the gross unrecognized tax benefit was $8.4 million, of which $7.2 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. As of January 2, 2010, the balance of the gross unrecognized tax benefit was $8.1 million, of which $6.9 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may decrease up to $2.0 million in the next 12 months due to the expiration of statutes of limitation.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. For the three months ended April 3, 2010 and April 4, 2009, the Company expensed $100,000 and $73,000 respectively, for interest.

The Company conducts business in multiple jurisdictions, and as a result, one or more of the Company’s subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. Due to the generation of net operating loss carryforwards, all years since 1994 are open for examination by major taxing authorities.

The provision for income taxes was $14.3 million and $6.5 million, or an effective tax rate of 35.3% and 33.0%, for the three months ended April 3, 2010 and April 4, 2009, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state taxes, permanent differences between pre-tax income for financial reporting purposes and taxable income, research related tax credits and anticipated income in jurisdictions in which the Company does business with lower effective tax rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings including our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, which we filed with the SEC on February 17, 2010. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

We develop, manufacture and market a family of noninvasive blood constituent patient monitoring solutions that consists of a monitor or circuit board and our proprietary single-patient use and reusable sensors and cables. In addition, we offer remote-monitoring and clinician notification solutions. Although our Masimo SET platform is only operable with our proprietary sensors, our sensors have the capability to work with certain competitor pulse oximeters through the use of our adapter cables. In 2005, we launched our Masimo Rainbow SET Pulse CO-Oximetry platform utilizing licensed Rainbow technology from Masimo Labs, which enables the noninvasive and continuous measurement of not only arterial blood oxygen saturation level and pulse rate, but also carboxyhemoglobin, or carbon monoxide levels in the blood, methemoglobin (2006) saturation levels in the blood and total hemoglobin (2008), or the oxygen-carrying component of red blood cells. In 2007, we launched PVI, which is a measurement that quantifies changes in the plethysmographic waveform over the respiration cycle. Along with the release of our Masimo Rainbow SET Pulse CO-Oximetry products, we have developed multi-wavelength sensors that have the ability to monitor multiple parameters with a single sensor. In November 2009, we received U.S. Food and Drug Administration, or the FDA, clearance for Rainbow Acoustic Monitoring for continuous and noninvasive monitoring of respiration rate, or RRa, which is the number of breaths per minute. In December 2009, we announced initial market release of the parameter and expect to continue limited market release activities throughout the first half of 2010 and we are planning for full commercial launch in the second half of 2010.

We have focused on building our U.S. and international sales and marketing infrastructure to market our products to end-users, such as hospitals, and to original equipment manufacturer, or OEM, partners for incorporation into their patient-monitoring products. We market our pulse oximetry products to hospitals and the alternate care market through our direct sales force, and market our circuit boards to our OEM partners. Today, the primary focus of our hospital sales force is to facilitate the conversion of hospitals to our Masimo SET or Masimo Rainbow SET products. In the U.S., we typically enter into long-term sales contracts with hospitals, pursuant to which we ship and install our pulse oximeters at no cost to the hospital in exchange for a commitment to purchase a minimum number of sensors from us over a specified period of time. With the introduction of Masimo Rainbow SET Pulse CO-Oximetry, we have established a small sales force to concentrate on the alternate care market. Over the past year, we have expanded our sales and marketing staffing levels. We supplement our direct sales with sales through our distributors who, within the U.S., function as inventory or fulfillment houses for our hospital customers. Direct and distributor sales have increased to $68.0 million, or 79.2%, of product revenue for the three months ended April 3, 2010, from $59.5 million, or 79.8%, of product revenue for three months ended April 4, 2009. We expect our revenue from direct and distributor sales to continue to increase over the long term as we expand our worldwide direct sales force.

The building of our installed base of pulse oximeters and pulse oximeter circuit boards generates recurring sales of our sensors, primarily single-patient use sensors. A user of one of our pulse oximeters or our OEMs’ pulse oximeters can obtain the benefit of the Masimo SET or Masimo Rainbow SET only by using our proprietary sensors that are designed for our system. We currently estimate that our worldwide installed base was 757,000 units, based on an estimated 10 year field life assumption, as of April 3, 2010, up from 651,000 units as of April 4, 2009. We estimate our installed base to be the number of pulse oximeters and pulse oximeter circuit boards that we have shipped in the past 10 years. We expect our worldwide installed base to continue to increase as we expand our market share and expand the pulse oximetry market to other patient care settings.

Antitrust Litigation Proceeds

On January 11, 2010, we completed negotiations to resolve the merits of our antitrust litigation with Covidien and, as a result, we retained $30.1 million from a payment from Covidien following the Ninth Circuit Court of Appeals October 2009 affirmance of a Federal District Court decision that Tyco Healthcare, now Covidien violated the antitrust laws through anticompetitive business practices related to the sale of its pulse oximetry products. The judgment against Covidien for the antitrust violations was for $43.5 million; however, the total payment, after reimbursement for legal fees, costs, and interest was $59.0 million. The portion of the total payment from Covidien that was not retained by us was paid to the law firm that handled the trial for us.

Of the $30.1 million retained, we intend to spend approximately $15.0 million on one-time marketing initiatives, including the establishment of the Masimo Foundation, expanded clinical research and other direct marketing related activities focused on expanding market awareness of our new products. As of April 3, 2010, we have spent a total of $10.9 million, including $10.3 million to establish and fund the Masimo Foundation and $675,000 for various one-time grants and marketing activities.

Dividend Payment

Over the past year, our Board has evaluated a variety of options to return capital to shareholders, including acquisition opportunities and a stock buy-back program before concluding that a special dividend was the best and most direct way to reward shareholders for their continued investment and confidence in Masimo. Therefore, in February 2010, we declared a special $2.00 per share cash dividend, payable on March 31, 2010 to stockholders of record as of the close of business on March 11, 2010. The total dividend payout was $117.5 million.

We previously paid special dividends to shareholders in 2006 and 2007 totaling $4.09 per share related to the 2006 intellectual property patent suit settlement agreement with a competitor. While there can be no guarantees of future dividends, our Board remains committed to enhancing shareholder value based on their consideration of various factors, including our operating results, financial condition and anticipated capital requirements. This special dividend represented only a portion of our cash reserves, which the Board believes is sufficient to cover operational needs, and to fund continued research and development investments and strategic initiatives.

Masimo Laboratories, Inc.

Masimo Laboratories, Inc., or Masimo Labs, is an independent entity spun off from us to our stockholders in 1998. Joe Kiani and Jack Lasersohn, members of our board of directors, are also members of the board of directors of Masimo Labs. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Masimo Labs. We are a party to a cross-licensing agreement with Masimo Labs, which was amended and restated effective January 1, 2007, or the Cross-Licensing Agreement, that governs each party’s rights to certain intellectual property held by the two companies.

Under the Cross-Licensing Agreement, we granted Masimo Labs an exclusive, perpetual and worldwide license, with sublicense rights to use all Masimo SET owned by us, including all improvements on this technology, for the measurement of non-vital signs parameters and to develop and sell devices incorporating Masimo SET for monitoring non-vital signs parameters in any product market in which a product is intended to be used by a patient or pharmacist, or the Labs Market, rather than a professional medical caregiver. We also granted Masimo Labs a non-exclusive, perpetual and worldwide license, with sublicense rights to use all Masimo SET for the measurement of vital signs in the Labs Market.

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

In order to accelerate the product development of our total hemoglobin spot check measurement device, in February 2009, we agreed to fund additional Masimo Labs’ engineering expenses. Specifically, these expenses included third party engineering materials and supplies expense as well as 50% of total Masimo Labs’ engineering and engineering related payroll expenses from April 2009 until completion of the product development efforts. During the three months ended April 3, 2010, these expenses totaled $756,000. For additional discussion of Masimo Labs, see note 4 to the condensed consolidated financial statements.

SEDLine, Inc.

SEDLine, Inc., or SEDLine, a privately held entity that was formed in December 2009, is a company with the mission to expand the scope and applications for neuromonitoring. SEDLine manufactures and sells brain function monitoring devices to hospitals. We made loans to SEDLine totaling $3.0 million during 2009. These loans, which are secured by the assets of SEDLine, bear an initial interest rate of 7% and may be converted into equity upon certain events. These loans, if converted to equity, would entitle us to a 39% ownership in SEDLine. However, as of April 3, 2010, we had 0% ownership of SEDLine and therefore 100% of SEDLine’s net loss was considered noncontrolling interest to us. Pursuant to an investment agreement with SEDLine, we are obligated to provide additional loans up to $1.5 million subject to SEDLine achieving certain product development milestones. Concurrent with the investment agreement, we entered into a merger agreement with SEDLine, whereby we may acquire SEDLine at certain pre-determined valuations. Also, in December 2009, we purchased two patents from SEDLine for $500,000. Pursuant to authoritative accounting guidance, it was determined that we are the primary beneficiary of SEDLine for 2009 and therefore are required to consolidate SEDLine’s financial statements within our financial statements. We have not been required to collateralize any of SEDLine’s obligations, and creditors of SEDLine have no recourse to our general credit. For additional discussion of SEDLine, see note 4 to the condensed consolidated financial statements.

For the foreseeable future, we anticipate that we will continue to consolidate both of our Variable Interest Entities, Masimo Labs and SEDLine, pursuant to the current authoritative accounting guidance; however, in the event that Masimo Labs or SEDLine is no longer considered a VIE or in the event that we are no longer the primary beneficiary of Masimo Labs or Sedline, we may discontinue consolidating the entity.

Results of Operations

The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages).

	Three months ended
	April 3, 2010	% of Revenue	April 4, 2009	% of Revenue
Revenue:
Product	$85,866	86.9%	$74,497	87.1%
Royalty	12,899	13.1	10,995	12.9

Total revenue	98,765	100.0	85,492	100.0
Cost of goods sold	29,228	29.6	24,745	28.9

Gross profit	69,537	70.4	60,747	71.1
Operating expenses:
Research and development	9,410	9.5	7,767	9.1
Selling, general and administrative	49,311	49.9	32,880	38.5
Antitrust litigation expense (proceeds)	(29,968)	(30.3)	14	—

Total operating expenses	28,753	29.1	40,661	47.6

Operating income	40,784	41.3	20,086	23.5
Non-operating expense	(347)	(0.4)	(287)	(0.3)

Income before provision for income taxes	40,437	40.9	19,799	23.2
Provision for income taxes	14,273	14.5	6,535	7.6

Net income including noncontrolling interests	26,164	26.4	13,264	15.6
Net (income) loss attributable to the noncontrolling interests	546	0.6	(243)	(0.3)

Net income attributable to Masimo Corporation	$26,710	27.0%	$13,021	15.3%

Comparison of the Three Months ended April 3, 2010 to the Three Months ended April 4, 2009

Revenue. Total revenue increased $13.3 million, or 15.5%, to $98.8 million for the three months ended April 3, 2010 from $85.5 million for the three months ended April 4, 2009.

Product revenues increased $11.4 million, or 15.3%, to $85.9 million in the three months ended April 3, 2010 from $74.5 million in the three months ended April 4, 2009. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 757,000 units at April 3, 2010 up from 651,000 units at April 4, 2009, based on an estimated 10 year field life assumption. Revenue generated through our direct and distribution sales channels increased to $68.0 million, up 14.4%, for the three months ended April 3, 2010, compared to $59.5 million for the three months ended April 4, 2009. During the three months ended April 3, 2010 revenues from our OEM channel increased to $17.8 million, up 18.7%, from $15.0 million in the three months ended April 4, 2009. Contributing to the increase in our product revenue was an increase in our Rainbow technology product revenues which rose 71% to $5.3 million in the three months ended April 3, 2010, from $3.1 million in the three months ended April 4, 2009.

Our royalty revenue increased $1.9 million to $12.9 million in the three months ended April 3, 2010 from $11.0 million in the three months ended April 4, 2009. For the three months ended April 3, 2010 and April 4, 2009, our reported Covidien royalties are based upon an estimate of Covidien’s U.S. pulse oximeter sales for that period and the contractual royalty rate as prescribed by the 2006 settlement agreement.

Cost of Goods Sold. Cost of goods sold increased $4.5 million, or 18.1% to $29.2 million in the three months ended April 3, 2010 from $24.7 million in the three months ended April 4, 2009. Our total gross margin decreased to 70.4% for the three months ended April 3, 2010 from 71.1% for the three months ended April 4, 2009. Excluding royalties, the product gross profit margins decreased by 0.8% to 66.0% for the three months ended April 3, 2010 from 66.8% for the three months ended April 4, 2009. This decrease in margin was primarily due to lower manufacturing absorption levels resulting from start up training costs associated with our transition of manufacturing processes to Mexico, a change in product mix towards a higher volume of monitor and board revenues, as well as selected inventory charge-offs related to product transition activity. We incurred $1.3 million and $1.0 million in Masimo Labs’ royalty expenses for the three months ended April 3, 2010 and April 4, 2009, respectively, which have been eliminated in our condensed consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 64.5% and 65.4% for the three months ended April 3, 2010 and April 4, 2009, respectively.

Research and Development. Research and development expenses increased $1.6 million, or 21.2%, to $9.4 million for the three months ended April 3, 2010, from $7.8 million for the three months ended April 4, 2009. The increase was primarily due to additional engineering supplies and new project costs of $772,000 for clinical trials research related to new product development during the three months ended April 3, 2010, compared to April 4, 2009. In addition, payroll and payroll related costs increased by $477,000 due to the increased research and development staffing levels. Included in these total research and development expenses are $771,000 and $685,000 of engineering expenses incurred in total by our variable interest entities, for the three months ended April 3, 2010 and April 4, 2009, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $16.4 million, or 50.0%, to $49.3 million for the three months ended April 3, 2010 from $32.9 million for the three months ended April 4, 2009. The increase was primarily due to $10.9 million of one-time expenses, comprised of a $10.3 million contribution to establish the Masimo Foundation, various charitable and research related donations of $509,000 and other marketing initiatives of $107,000. The $10.3 million gift to the Masimo Foundation represents a portion of the $30.1 million payment we received in January 2010, following the Ninth Circuit Court of Appeals’ October 2009 affirmance of a Federal District Court judgment in our favor that Tyco Healthcare, now Covidien, violated the antitrust laws through anticompetitive business practices related to the sale of its pulse oximetry products. Excluding the impact of these one-time expenses, total selling, general and administrative expenses increased $5.5 million, or 16.7%, to $38.4 million for the three months ended April 3, 2010. This increase was due primarily to increased payroll and payroll related costs of $4.1 million associated with increased staffing levels, and increased legal fees of $750,000 during the three months ended April 3, 2010, compared to the same prior year period. Included in these total selling, general and administrative expenses are $934,000 and $81,000 of direct expenses incurred in total by our variable interest entities, for the three months ended April 3, 2010 and April 4, 2009, respectively.

Antitrust litigation expenses (proceeds). Antitrust litigation proceeds were $30.0 million for the three months ended April 3, 2010, as compared to expenses of $14,000 for the three months ended April 4, 2009. The change was due to retaining $30.1 million from a payment from Covidien in January 2010, upon completion of negotiations to resolve the merits of the antitrust litigation with Covidien. This resolution followed the Ninth Circuit Court of Appeals October 2009 affirmance of a Federal District Court decision that Tyco Healthcare, now Covidien violated the antitrust laws through anticompetitive business practices related to the sale of its pulse oximetry products.

Non-Operating expense. Non-operating expense, net was $347,000 for the three months ended April 3, 2010, as compared to $287,000 for the three months ended April 4, 2009. This net expense increase of $60,000 was due to a reduction in interest income, as a result of a decline in interest rates for the three months ended April 3, 2010 as compared to the three months ended April 4, 2009.

Provision for Income Taxes. Our provision for income taxes was $14.3 million for the three months ended April 3, 2010, compared to $6.5 million for the three months ended April 4, 2009. Our effective tax rate increased to 35.3% for the three months ended April 3, 2010, compared to 33.0% for the three months ended April 4, 2009. Excluding Masimo Labs and SEDLine, our effective tax rate increased to 34.6% for the three months ended April 3, 2010, from 33.2% for the three months ended April 4, 2009. This increase in the effective tax rate excluding Masimo Labs and SEDLine was due primarily to the suspension of the federal research and experiment credit and the change in mix of income in jurisdictions in which we do business. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law and the geographic composition of pre-tax income.

Net income (loss) attributable to the noncontrolling interests. Net loss attributable to the noncontrolling interests was $546,000 for the three months ended April 3, 2010, as compared to net income of $243,000 for the three months ended April 4, 2009. This net change of $789,000 was primarily due to the addition of SEDLine’s $760,000 loss for the three months ended April 3, 2010, as compared to $0 for the three months ended April 4, 2009. Also, Masimo Labs had income of $214,000 for the three months ended April 3, 2010, as compared to $243,000 for the same prior year period. For both periods presented, we did not absorb any of the income or loss of SEDLine or Masimo Labs in the calculation of our net income attributable to Masimo Corporation.

Liquidity and Capital Resources

As of April 3, 2010, we had cash and short-term investments of $112.1 million, of which $96.0 million was invested in U.S. Treasury bills, $1.1 million was in money market accounts with major financial institutions and $15.0 million was in checking accounts and certificates of deposit. We carry cash equivalents at cost which approximates fair value.

The cash and short-term investment balance declined to $112.1 million as of April 3, 2010, from $189.0 million as of January 2, 2010, primarily due to the dividend payment of $117.5 million in March 2010, offset by $30.1 million of antitrust litigation proceeds. During the three months ended April 3, 2010, we have received $12.4 million from Covidien for royalties related to their sales. We expect to continue to receive a royalty based on Covidien’s pulse oximetry products sales in the U.S., through the term of the royalty agreement and at least through March 14, 2011. The royalty rate is currently 13%, but may decline to 10%, subject to Covidien’s ability to develop new products or technologies that avoid some of our current patent coverage as negotiated in our settlement agreement with Covidien. Should Covidien discontinue paying the royalty payment after March 14, 2011, our royalty revenue will decline to zero, which would have a material impact on our cash flow from operations and condensed consolidated financial statements.

Cash Flows from Operating Activities. Cash provided by operating activities was $36.1 million in the three months ended April 3, 2010. The source of cash consists primarily of net income including noncontrolling interests of $26.2 million and an increase in income taxes payable of $11.4 million as a result of higher income during the three months ended April 3, 2010. Additionally, deferred revenue increased $4.4 million, accounts payable increased $4.3 million and non-cash share-based compensation was $2.8 million, all due to continued growth of our business. These sources of cash were partially offset by an increase in accounts receivable of $7.4 million resulting from higher sales, a decrease in accrued compensation of $2.6 million as a result of accrued bonus payouts in the first quarter of 2010, and an increase in inventory of $2.4 million to meet increased demand for our products.

Cash provided by operating activities was $5.7 million in the three months ended April 4, 2009. The source of cash consists primarily of net income including noncontrolling interest of $13.3 million, non-cash share-based compensation of $2.6 million, and an increase in deferred revenue of $2.7 million due to the continued growth of our business. These sources of cash were partially offset by a net decrease in income tax liability of $6.1 million, resulting from the combination of our $14.9 million payment for our tax charge related to the implementation of a new international business organization and structure, offset by our first quarter of 2009 tax provision accrual. In addition, uses of cash included an increase in accounts receivable of $5.5 million due to the growth of our business, an increase in inventory of $2.6 million to meet the increasing demand for our products, and a decrease in accrued compensation of $2.3 million related to the payment of certain year end obligations, including management and employee bonuses.

Cash Flows from Investing Activities. Cash used in investing activities for the three months ended April 3, 2010 was $21.1 million consisting of purchases of short-term investments of $76.0 million, offset by sales and maturities of short-term investments of $57.0 million, due to our investment strategy of obtaining higher interest rates while preserving capital. Additionally, we used $1.9 million of cash to purchase property and equipment to support our manufacturing operations. Cash used in investing activities for the three months ended April 4, 2009 was $995,000 consisting primarily of $676,000 of property and equipment purchases related primarily to assets to support our manufacturing operations and $340,000 for the increase in intangible assets related to capitalized patent related expenses.

Cash Flows from Financing Activities. Cash used in financing activities for the three months ended April 3, 2010 was $110.8 million, primarily due to $117.5 million of dividend payments, offset by $5.4 million of proceeds from the issuance of common stock associated with the exercise of stock options. Cash provided by financing activities for the three months ended April 4, 2009 was $725,000. This total net cash flow was primarily due to $739,000 of proceeds from the issuance of common stock.

Future Liquidity Needs. In the future, in addition to funding our working capital requirements, we anticipate our primary use of cash to be the equipment that we provide to hospitals under our long-term sensor purchase agreements. We anticipate additional capital purchases related to expanding our worldwide international operations including manufacturing, sales, marketing and other areas of necessary infrastructure growth. Our focus on international expansion will also require both continuing and incremental investments in facilities and infrastructure in the Americas, Europe and Asia. We also anticipate possible uses of cash for the acquisition of technologies or the acquisition of technology companies. The amount and timing of our actual investing activities will vary significantly depending on numerous factors, such as the progress of our product development efforts, our timetable for international sales operations and manufacturing expansion and both domestic and international regulatory requirements. Despite these capital investment requirements, we anticipate that our existing cash and cash equivalents will be sufficient to meet our working capital requirements, capital expenditures and operations for at least the next 12 months. In addition, we remain committed to our previously announced programs to intensify marketing and clinical research efforts this year using funds awarded from a recent legal decision.

Current Financing Arrangements. As of April 3, 2010, we had capital leases related to office equipment with an outstanding balance of $216,000 and total remaining interest of $17,000. We had no other debt obligations.

Dividend Payment. In February 2010, we declared a special $2.00 per share cash dividend, payable on March 31, 2010 to stockholders of record as of the close of business on March 11, 2010. The total dividend payout was $117.5 million. This special dividend represents only a portion of our cash reserves, which our Board believes is sufficient to cover operational needs, and fund continued research and development investments and strategic initiatives.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as revenue and expenses during the reporting periods. Significant estimates include: determination of accounts receivable allowances, inventory reserves, warranty reserves, rebate reserves, valuation of our stock options, distributor channel inventory, royalty revenues, deferred revenue, property tax and uncertain income tax positions. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results therefore could differ materially from those estimates under different assumptions or conditions.

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended January 2, 2010 filed with the SEC on February 17, 2010. There have been no material changes in any of our accounting policies since January 2, 2010.

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, or ASU No. 09-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements”. ASU No. 09-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. This update shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application as of the beginning of our fiscal year is permitted, provided we have not previously issued financial statements for any period within that year. We are currently evaluating what impact this update will have on our condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-14, or ASU No. 09-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements”. ASU No. 09-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU No. 09-14 is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Earlier application as of the beginning of our fiscal year is permitted, provided we have not previously issued financial statements for any period within that year. We are currently evaluating what impact this update will have on our condensed consolidated financial statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuation in interest expense is limited to our outstanding capital lease arrangements, which have fixed interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at April 3, 2010. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.

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

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the periods presented. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended April 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 3, 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen Gmbh related to Philips FAST pulse oximetry technology and certain Philips patient monitors. The suit was brought in the U.S. District Court for the District of Delaware. Two patents at issue in this suit, related to our measure-through motion technology, were successfully enforced in our previous suit against Nellcor. On June 15, 2009, Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen Gmbh answered our complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against us as well as counterclaims seeking declaratory judgments of invalidity on the patents asserted by us against Philips. On July 9, 2009, we filed our answer denying Philips’ counterclaims and asserting various defenses. We also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against us. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and their patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. Philips has objected to this decision. We believe that we have good and substantial defenses to the antitrust and patent infringement claims asserted by Philips. There is no guarantee that we will prevail in this suit or receive any damages or other relief if it does prevail.

From time to time, we are involved in legal proceedings in the ordinary course of business. Other than the proceeding described above and in our Annual Report on Form 10-K for the year ended January 2, 2010, we are not currently involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

Before you decide to invest or maintain an interest in our common stock, you should consider carefully the risks described below, which have been updated since the filing of our Annual Report on Form 10-K with the SEC on February 17, 2010, together with the other information contained in this Quarterly Report on Form 10-Q. We believe the risks described below are the risks that are material to us as of the date this Quarterly Report on Form 10-Q is initially filed with the SEC. If any of the following risks comes to fruition, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment or interest.

We have marked with an asterisk (*) those risk factors below that include a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the SEC on February 17, 2010.

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

Under the Cross-Licensing Agreement, we are only permitted to sell devices utilizing Masimo SET for the measurement of non-vital signs measurements in markets where the product is intended to be used by a professional medical caregiver, including, but not limited to, hospital caregivers and alternate care market, facility caregivers, rather than by a patient or pharmacist, which we refer to as the Masimo Market. Accordingly, our ability to commercialize new products, new or improved technologies and additional applications for Masimo SET is limited. In particular, our inability to expand beyond the Masimo Market may impair our growth and adversely affect our financial condition and results of operations.

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

These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of the contractual arrangement. For the three months ended April 3, 2010 and April 4, 2009, shipments of our pulse oximetry products to customers that are members of GPOs represented, were $43.8 million and $41.3 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our business would be harmed.

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

We also have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, we would experience a significant reduction in revenue, which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers or groups of customers or that we will be able to attract and retain additional customers in the future. For the three months ended April 3, 2010 and April 4, 2009, one of our customers represented 13% and 17%, respectively, of our total revenue. The loss of this customer could have a material adverse effect on our financial condition and results of operations.

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

During the three months ended April 3, 2010, our royalties from the Covidien settlement totaled $12.9 million. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share. As a result, any decline in royalties that we earn under the settlement agreement in the future will have a significant impact on our revenue, gross margins, operating income and earnings per share. Under the current settlement agreement, we earn royalties on Covidien’s total U.S.-based pulse oximetry sales. The royalty rate in 2006 was nearly 20% if averaged over the entire year. The royalty rate for 2007 declined to 15%. In 2008, 2009 and through the remaining term of the settlement agreement, which will continue at least through March 14, 2011, the royalty rate is 13%, but may decline to 10%, subject to Covidien’s ability to develop new products that avoid some of our current patent coverage as negotiated in the settlement agreement. As a result, our total revenues, gross margins, operating income and earnings per share could be significantly reduced as compared to prior periods if we are unable to generate sufficient revenues and gross margins to offset either the impact of declining royalty rates or declining sales of Covidien’s pulse oximetry products in the U.S.

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

We believe that the success of our business depends, in significant part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. We were previously involved in significant litigation to protect our patent position and may be required to engage in further litigation. In 2006, we settled a costly, six-year lawsuit against Mallinckrodt, Inc., part of Tyco Healthcare (currently Covidien Ltd.), and one of its subsidiaries, Nellcor Puritan Bennett, Inc., in which we claimed that Covidien was infringing some of our pulse oximetry signal processing patents. On February 3, 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen Gmbh related to Philips FAST pulse oximetry technology and certain Philips patient monitors. Two patents at issue in this suit, related to our measure-through-motion technology, were successfully enforced in a previous suit by us against Nellcor. On June 15, 2009, Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen Gmbh answered our complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against us as well as counterclaims seeking declaratory judgments of invalidity on the patents asserted by us against Philips. On July 9, 2009, we filed our answer denying Philips’ counterclaims and asserting various defenses. We also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against us. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and their patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. Philips has objected to this decision. Both Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen Gmbh are associated with Philips Medical Systems, an OEM partner of ours.

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

Each medical device that we wish to market in the U.S. generally must first receive either 510(k) clearance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act by filing a 510(k) pre-market notification, or pre-market approval, or PMA, through submitting a PMA application. Even if regulatory clearance or approval of a product is granted, the clearance or approval may be subject to limitations on the indicated uses for which the product may be marketed. We cannot assure you that the FDA will grant 510(k) clearance on a timely basis, if at all, for new products or uses that we propose for Masimo SET or licensed Rainbow technology. The FDA’s 510(k) clearance process of our products and uses has historically taken approximately four to six months. However, over the past year we have experienced a significantly longer 510(k) clearance review process. Our more recent experience in seeking FDA 510(k) clearance, along with information we have received from other medical device manufacturers, suggests that the FDA has informally modified its 510(k) review protocol and process. Specifically, it appears that the FDA’s medical device product reviews currently require applicants to provide much more information and data than in prior periods, the FDA is not consistently relying upon prior precedents leading to non-substantially equivalent decisions, and that the FDA has broadened the scope of its reviews. As a result, we have experienced lengthier FDA 510(k) review periods over the past 12 months, which has delayed the 510(k) clearance process for our products and uses over this period compared to prior periods. In addition, in September 2009, the FDA commissioned the Institute of Medicine to study the premarket notification program used to review and clear certain medical devices marketed in the U.S. It is believed that this study may result in formal changes to the FDA’s 510(k) clearance review and approval processes which could potentially lengthen the review process of any future application of ours even further.

To date, the FDA has regulated pulse oximeters incorporating Masimo SET and licensed Rainbow technology, and our sensors, cables and other products incorporating Masimo SET and licensed Rainbow technology for pulse oximetry under the 510(k) process. Although 510(k) clearances have been obtained for all of our current products, these clearances may be withdrawn by the FDA at any time if safety or effectiveness problems develop with our devices. Furthermore, our new products or significantly modified marketed products could be denied 510(k) clearance and be required to undergo the more burdensome PMA process. The process of obtaining PMA is much more costly, lengthy and uncertain than the process for obtaining 510(k) clearance and generally takes one to three years, but may be longer.

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

From our inception through April 3, 2010, we initiated four voluntary recalls of our products, none of which was material to our operating results. Each of these recalls was reported to the FDA within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

* Legislative and regulatory changes in the health care industry could have a negative impact on our financial performance. Furthermore, our business, financial condition, results of operations and cash flows could be significantly and adversely affected by recently enacted health care reform legislation in the U.S. or if reform programs are adopted in our key markets.

Changes in the health care industry in the U.S. and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business. Significantly, President Obama recently signed health care reform legislation into law that will require most individuals to have health insurance, establish new regulations on health plans, and create insurance pooling mechanisms and other expanded public health care measures. This legislation also will reduce Medicare spending on services provided by hospitals and other providers and, after December 31, 2012, impose a 2.3% tax on the sale of a taxable medical device by the manufacturer, producer or importer. Our operating expenses resulting from this excise tax and results of operations will be materially and adversely affected if we are unable to pass the excise tax onto our customers.

Many details of the recently enacted health care reform legislation will be addressed in the implementing regulations. We cannot predict the effect any future legislation or regulation will have on us or what health care initiatives, if any, will be implemented at the state level.

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

Consistent with or in addition to Congressional or state reforms, the Centers for Medicare and Medicaid Services, or CMS, the federal agency that administers the Medicare and Medicaid programs, could change its current policies that affect coverage and reimbursement for our products. CMS determined in 2007 that certain uses of pulse oximetry monitoring are eligible for separate Medicare payment in the hospital outpatient setting when no separately payable hospital outpatient services are reported on the same date of service. Each year, however, CMS re-examines the reimbursement rates for hospital inpatient and outpatient and physician office settings and could either increase or decrease the reimbursement rate for procedures utilizing our products. We are unable to predict when legislation or regulation that affects our business may be proposed or enacted in the future or what effect any such legislation or regulation would have on our business. Any such legislation, regulation or policies that affect the coverage and reimbursement of our current or future products, or the procedures utilizing our current or future products, could cause our sales to decrease and our revenue to decline.

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

Prior to our initial public offering in August 2007, our stockholders owned approximately 99% of the outstanding shares of capital stock of Masimo Labs and we believe that as of January 2, 2010, a number of stockholders of Masimo Labs continued to own shares of our stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Masimo Labs. Jack Lasersohn, another member of our board of directors, also serves on the board of directors of Masimo Labs. Due to the interrelated nature of Masimo Labs with us, conflicts of interest will arise with respect to transactions involving business dealings between us and Masimo Labs, potential acquisitions of businesses or products, development of products and technology, the sale of products, markets and other matters in which our best interests and the best interests of our stockholders may conflict with the best interests of the stockholders of Masimo Labs. We cannot assure you that any conflict of interest will be resolved in our favor, or that with respect to our transactions with Masimo Labs we will negotiate terms that are as favorable to us as if such transactions were with an unaffiliated third party.

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

In the event we undergo a change in control, we are required to immediately pay a $2.5 million fee to exercise an option to license technology developed by Masimo Labs for use in blood glucose monitoring. Under the Cross-Licensing Agreement, a change in control includes, but is not limited to, the resignation or termination of Joe Kiani from his position of Chief Executive Officer of either Masimo or Masimo Labs. Additionally, our per product royalties payable to Masimo Labs will become subject to specified minimums, and the minimum aggregate annual royalties for all licensed Rainbow measurements payable to Masimo Labs is $15.0 million for carbon monoxide, methemoglobin, fractional arterial oxygen saturation, total hemoglobin and blood glucose, plus up to $2.0 million per other Rainbow measurements. Also, if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark following a change in control, all rights to the “Masimo” trademark will automatically be assigned to Masimo Labs. This could delay or discourage transactions involving an actual or potential change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over our then-current trading price. In addition, our requirement to assign all future improvements for non-vital signs to Masimo Labs could impede a change in control of our company.

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

We are highly dependent on our senior management, especially Joe Kiani, our Chief Executive Officer, and other key officers. We are also heavily dependent on our engineers and field sales team, including sales representatives and clinical specialists. Our success will depend on our ability to retain our current management, engineers and field sales team, and to attract and retain qualified personnel in the future, including scientists, clinicians, engineers and other highly skilled personnel. Competition for senior management, engineers and field sales personnel is intense and we may not be able to retain our personnel. In addition, some of our key personnel hold stock options with an exercise price that is greater than our recent closing prices, which may minimize the retention value of these options. The loss of the services of members of our key personnel could prevent the implementation and completion of our objectives, including the development and introduction of our products. In general, our officers may terminate their employment at any time without notice for any reason. We carry key person life insurance on only Mr. Kiani, who is also the Chief Executive Officer of Masimo Labs. Mr. Kiani devotes most of his time to us.

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

Our international business structure may not result in expected operational benefits.

In the fourth quarter of 2008, we implemented an international business structure designed to better serve and support our growing international business. By centralizing our international operations, including sales management, marketing, customer support, planning, logistics and administrative functions, we believe we will be able to develop a more efficient and scalable international organization – capable of being even more responsive to the business needs of our international customers—all under one centralized management structure. We commenced the implementation of an international business structure to align our operations with the business needs of our non-U.S. customers and we believe that we may, in the long run, also benefit from certain operational benefits and achieve a lower overall tax rate. However, there can be no assurance that our efforts will produce any anticipated operational benefits or provide an overall lower tax rate. Realization of the expected benefits will depend on a number of factors, including our future business results and profitability, the effectiveness and timing of our implementation of our international business structure, changes in U.S. or international tax law and the geographic composition of our pre-tax income. Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could adversely affect our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. We cannot predict the outcome of any specific legislative proposals. However, if proposals were enacted that had a negative effect on our international business structure, we could be subjected to increased taxation and/or potentially significant expense.

* The risks inherent in operating internationally and the risks of selling and shipping our products and of purchasing our components and products internationally may adversely impact our business, financial condition and results of operations.

We derive a portion of our net sales from international operations. During the three months ended April 3, 2010 and April 4, 2009, 29.0% and 23.3%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.

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

* We manufacture our products at two locations and any disruption in these manufacturing facilities could adversely affect our business, financial condition and results of operations.

To date, we have relied on our manufacturing facilities in Irvine, California and Mexicali, Mexico. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facilities may be affected by natural or man-made disasters. Earthquakes are of particular significance since both our Irvine, California and Mexicali, Mexico facilities are located in an earthquake-prone area. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist organizations, fire, floods and similar events. In the event that one of our facilities was affected by a natural or man-made disaster, we would be forced to rely on third-party manufacturers if we could not shift production to our other manufacturing facility. Our insurance for damage to our property and the disruption of our business from casualties may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If we are forced to seek alternative facilities, we may incur additional costs and we may experience a disruption in the supply of our products until those facilities are available. We are also vulnerable to disruptions which may occur as a result of local, regional and worldwide health risks. Such disruptions may include the inability to manufacture and distribute our products due to the direct effects of illness on individuals or due to constraints on supply and distribution that may result from either voluntary or government imposed restrictions. Any disruption or delay at our manufacturing facilities could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and could impair our ability to meet the demand of our customers and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Stock

* Our stock price may be volatile, and your investment in our stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From January 3, 2010 to April 3, 2010, our closing stock price ranged from $25.73 to $29.76. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

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

As of April 3, 2010, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned 12.1% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, the stockholders may be able to exercise a significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders, some of whom have representatives sitting on our board of directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of us, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

* You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.

As of April 3, 2010, an aggregate of 13,102,758 shares of our stock were reserved for future issuance under our three equity incentive plans, 7,590,025 of which were subject to options outstanding as of that date at a weighted average exercise price of $20.23 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.

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

MASIMO CORPORATION

Date: May 4, 2010	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: May 4, 2010	By:	/s/ MARK P. DE RAAD
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document

2.1	(1)†	Asset Purchase Agreement, dated December 21, 2005, between the Company, Masimo Canada ULC and Andromed Inc. (Exhibit 2.1)

2.1(a)	(1)	List briefly identifying the contents of schedules omitted from Exhibit 2.1 (Exhibit 2.1(a))

3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3	(3)	Amended and Restated Bylaws adopted on October 9, 2008 (Exhibit 3.1)

4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999 between the Registrant and certain of its stockholders (Exhibit 4.2)

4.3	(2)	Rights Agreement, dated November 9, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)

4.4	(4)	Masimo Retirement Savings Plan. (Exhibit 4.7)

31.1		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2		Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1		Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (No. 333-142171) originally filed on April 17, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form S-1, as amended.
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on November 9, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(3)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on October 10, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(4)	Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed on February 11, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form S-8.
†	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement have been omitted. A list identifying the contents of the omitted schedules is included as Exhibit 2.1(a). The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.