Form 10-Q
period 2010-07-03
MASIMO CORP
filed 2010-08-04
CIK 937556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of July 3, 2010
Common stock, $0.001 par value	58,820,821

MASIMO CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JULY 3, 2010

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

MASIMO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share amounts)

	July 3, 2010	January 2, 2010
ASSETS
Current assets
Cash and cash equivalents	$110,971	$132,054
Short-term investments	—	56,989
Accounts receivable, net of allowance for doubtful accounts of $1,979 and $1,972 at July 3, 2010 and January 2, 2010, respectively	49,093	38,897
Royalties receivable	11,500	11,500
Inventories	37,110	31,559
Prepaid expenses	4,158	5,447
Deferred tax assets	11,589	11,585
Other current assets	1,445	1,357

Total current assets	225,866	289,388
Deferred cost of goods sold	32,557	28,163
Property and equipment, net	13,083	11,682
Deferred tax assets	11,363	11,500
Intangible assets, net	10,129	9,829
Other assets	7,653	5,783

Total assets	$300,651	$356,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$21,751	$16,716
Accrued compensation	15,833	17,793
Accrued liabilities	9,541	9,754
Income taxes payable	1,013	477
Deferred revenue	15,585	14,641
Current portion of capital lease obligation	58	60

Total current liabilities	63,781	59,441
Deferred revenue	2,029	270
Capital lease obligation, less current portion	145	171
Other liabilities	7,839	6,775

Total liabilities	73,794	66,657
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at July 3, 2010 and January 2, 2010	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 58,820,821 and 57,876,450 shares issued and outstanding at July 3, 2010 and January 2, 2010, respectively	59	58
Treasury stock, 156,240 shares at July 3, 2010 and January 2, 2010	(1,209)	(1,209)
Additional paid-in capital	208,329	195,690
Accumulated other comprehensive income	517	63
Retained earnings	17,603	94,112

Total Masimo Corporation stockholders’ equity	225,299	288,714
Noncontrolling interest	1,558	974

Total stockholders’ equity	226,857	289,688

Total liabilities and stockholders’ equity	$300,651	$356,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except share amounts)

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Revenue:
Product	$87,958	$70,047	$173,824	$144,544
Royalty	12,122	13,522	25,021	24,517

Total revenue	100,080	83,569	198,845	169,061
Cost of goods sold	29,775	23,574	59,003	48,319

Gross profit	70,305	59,995	139,842	120,742
Operating expenses:
Research and development	9,051	7,252	18,461	15,019
Selling, general and administrative	41,004	32,766	90,315	65,646
Antitrust litigation expense (proceeds)	(760)	29	(30,728)	43

Total operating expenses	49,295	40,047	78,048	80,708

Operating income	21,010	19,948	61,794	40,034
Non-operating income (expense)	309	368	(38)	81

Income before provision for income taxes	21,319	20,316	61,756	40,115
Provision for income taxes	7,403	7,065	21,676	13,600

Net income including noncontrolling interests	13,916	13,251	40,080	26,515
Net (income) loss attributable to the noncontrolling interests	371	(159)	917	(402)

Net income attributable to Masimo Corporation	$14,287	$13,092	$40,997	$26,113

Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.24	$0.23	$0.70	$0.45

Diluted	$0.24	$0.22	$0.68	$0.43

Cash dividend declared per share	$—	$—	$2.00	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	July 3, 2010	July 4, 2009
Cash flows from operating activities:
Net income including noncontrolling interests	$40,080	$26,515
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	3,151	3,063
Share-based compensation	6,318	5,473
Loss on disposal of property and equipment	—	5
Provision for doubtful accounts	154	370
Provision for obsolete inventory	359	527
Provision for warranty costs	1,150	981
Provision for deferred income taxes	133	—
Income tax benefit from exercise of stock options granted prior to January 1, 2006	1,631	820
Excess tax benefit from share-based payment arrangements	(537)	(152)
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,338)	(8,295)
Decrease in royalties receivable	—	269
Increase in inventories	(5,910)	(2,994)
Increase in deferred cost of goods sold	(4,499)	(497)
(Increase) decrease in prepaid expense	1,243	(2,148)
Increase in other assets	(2,003)	(250)
Increase (decrease) in accounts payable	5,084	(1,869)
Decrease in accrued compensation	(1,752)	(2,000)
Decrease in accrued liabilities	(1,291)	(192)
Increase (decrease) in income taxes payable	1,073	(10,403)
Increase in deferred revenue	2,703	1,493
Increase in other liabilities	1,064	416

Net cash provided by operating activities	37,813	11,132

Cash flows from investing activities:
Purchase of short-term investments	(75,986)	—
Proceeds from sale and maturities of short-term investments	132,975	—
Purchases of property and equipment	(3,930)	(1,987)
Increase in intangible assets	(911)	(743)
(Increase) decrease in restricted cash	40	(15)

Net cash provided by (used in) investing activities	52,188	(2,745)

Cash flows from financing activities:
Repayments on long-term debt	(28)	(255)
Proceeds from issuance of common stock	5,662	1,415
Excess tax benefit from share-based payment arrangements	537	152
Dividends paid	(117,506)	—

Net cash provided by (used in) financing activities	(111,335)	1,312
Effect of foreign currency exchange rates on cash	251	(43)

Net increase (decrease) in cash and cash equivalents	(21,083)	9,656
Cash and cash equivalents at beginning of period	132,054	146,910

Cash and cash equivalents at end of period	$110,971	$156,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of the Company

Masimo Corporation, or the Company, is a global medical technology company that develops, manufactures and markets noninvasive patient monitoring products that improve patient care. The Company invented Masimo Signal Extraction Technology, or Masimo SET, which provides the capabilities of Measure-Through Motion and Low Perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. The Company has also developed Masimo Rainbow SET products which measure multiple blood parameters, including carboxyhemoglobin, methemoglobin, PVI, total hemoglobin and acoustic respiration rate. The Company develops, manufactures and markets a family of patient monitoring solutions which incorporate a monitor or circuit board and sensors, including both proprietary single-patient use and reusable sensors and cables. The Company considers the pulse oximetry device (monitor or circuit board), its sensors and cables and software fees to be products as defined in its statements of income. The Company sells to hospitals and the alternate care market through its direct sales force and distributors, and markets its circuit boards containing the Company’s proprietary algorithm and software architecture to original equipment manufacturer, or OEM, partners.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial statements. The condensed consolidated balance sheet as of January 2, 2010 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed with the SEC on February 17, 2010. The results for the three and six months ended July 3, 2010 are not necessarily indicative of the results to be expected for the year ending January 1, 2011 or for any other interim period or for any future year.

Fiscal Periods

The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 week quarters and one 14 week quarter. In fiscal 2009, the Company was on a 52 week fiscal calendar in which the Company’s first, second and third quarters ended on Saturday, April 4, July 4 and October 3, 2009, respectively, and its fiscal year ended on Saturday, January 2, 2010. Similar to 2009, 2010 is a 52 week fiscal calendar in which the Company’s first and second quarters ended on Saturday, April 3 and July 3, respectively, its third quarter will end on October 2, 2010 and its fiscal year will end on Saturday, January 1, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of Masimo Corporation, its wholly-owned subsidiaries and the variable interest entities, or VIEs, in which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation. In accordance with GAAP, current authoritative guidance is applied when determining whether an entity is subject to consolidation.

Comprehensive Income

Authoritative accounting guidance establishes requirements for reporting and disclosure of comprehensive income and its components. Comprehensive income includes foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities and other items that have been excluded from net income including noncontrolling interests and reflected in stockholders’ equity.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include: determination of accounts receivable allowances, inventory reserves, warranty reserves, rebate reserves, valuation of the Company’s stock options, distributor channel inventory, royalty revenues, deferred revenue and uncertain income tax positions. Actual results could differ from those estimates.

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

Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this guidance as to specific assets or liabilities.

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities as of July 3, 2010 and January 2, 2010 (in thousands):

	Fair Value Measurement as of July 3, 2010 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasuries	$87,988	$—	$—	$87,988
Money Market funds	1,145	—	—	1,145

Total	$89,133	$—	$—	$89,133

	Fair Value Measurement as of January 2, 2010 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasuries	$118,986	$—	$—	$118,986
Money Market funds	1,691	—	—	1,691

Total	$120,677	$—	$—	$120,677

Short-term investments:
U.S. Treasuries	$56,989	$—	$—	$56,989

Short-term investments consist of held-to-maturity securities with a maturity between three months and one year at the date of purchase. These held-to-maturity securities were recorded at amortized cost. The unrecognized gain or loss as of January 2, 2010, was de minimis, since the amortized cost and fair value were both $57.0 million. The fair value was based on quoted market prices in active markets for identical assets, a level 1 input. As of July 3, 2010, the Company did not have any held-to-maturity securities.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In January 2010, the Company adopted a recently issued accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers in and out of level 1 and level 2 fair value measurements. There have been no transfers between level 1 and level 2 inputs during the three or six months ended July 3, 2010. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring level 2 and level 3 measurements. Since this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company’s condensed consolidated financial statements.

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

In situations where VSOE of fair value does not exist for undelivered elements, the entire contract product revenue and corresponding cost of goods sold are deferred until the element is delivered, VSOE of fair value is established, or the obligation to deliver the element no longer exists. For the three and six months ended July 3, 2010, no contract product revenue was deferred related to situations where VSOE of fair value does not exist for undelivered elements and no previously deferred revenue was recognized. For the three and six months ended July 4, 2009, $431,000 and $860,000, respectively, of contract product revenue was deferred related to situations where VSOE of fair value did not exist for undelivered elements and none of the previously deferred revenue was recognized. Deferred costs associated with this deferred revenue aggregating $163,000 and $351,000 was deferred in the same 2009 periods, respectively.

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

The Company also earns revenue from the sale of integrated circuit boards that use the Company’s software technology and license fees for allowing others the right to use the Company’s technology in their products. The license fee is recognized upon shipment of the OEM’s product to its customers, as represented to the Company by the OEM.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Changes in the product warranty accrual for the six months ended July 3, 2010 and July 4, 2009 were as follows (in thousands):

	Six Months Ended
	July 3, 2010	July 4, 2009
Warranty accrual, beginning of period	$354	$334
Provision for warranty costs	1,150	981
Warranty expenditures	(1,118)	(1,011)

Warranty accrual, end of period	$386	$304

Net Income Per Share

Basic net income per share attributable to Masimo Corporation for the three and six months ended July 3, 2010 and July 4, 2009 is computed by dividing net income attributable to Masimo Corporation by the weighted average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation for the three and six months ended July 3, 2010 and July 4, 2009 is computed by dividing the net income attributable to Masimo Corporation by the weighted average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the three and six months ended July 3, 2010, options to purchase 4,547,400 and 3,148,775 shares of common stock, respectively, were not included in the computation of diluted share equivalent because the options’ exercise prices were greater than the average market price for the period. For the three and six months ended July 4, 2009, options to purchase 2,560,520 and 2,537,570 shares of common stock, respectively, were not included in the computation of diluted share equivalent because the options’ exercise prices were greater than the average market price for the period.

The Company reduced total net income including noncontrolling interests by the amount of net (income) loss attributable to noncontrolling interests for the three and six months ended July 3, 2010 and July 4, 2009.

A reconciliation of basic and diluted net income per share attributable to Masimo Corporation is as follows (in thousands, except share data):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net income attributable to stockholders of Masimo Corporation:
Net income including noncontrolling interests	$13,916	$13,251	$40,080	$26,515
Net (income) loss attributable to the noncontrolling interests	371	(159)	917	(402)

Net income attributable to Masimo Corporation	$14,287	$13,092	$40,997	$26,113

Basic net income per share attributable to Masimo Corporation:
Net income attributable to Masimo Corporation	$14,287	$13,092	$40,997	$26,113

Weighted average shares outstanding	58,798,236	57,552,307	58,532,466	57,480,007

Basic net income per share attributable to Masimo Corporation	$0.24	$0.23	$0.70	$0.45

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Diluted net income per share attributable to Masimo Corporation:
Weighted average shares outstanding	58,798,236	57,552,307	58,532,466	57,480,007
Diluted share equivalent: stock options	1,712,007	2,632,495	1,963,816	2,696,592

	60,510,243	60,184,802	60,496,282	60,176,599

Diluted net income per share attributable to Masimo Corporation	$0.24	$0.22	$0.68	$0.43

Dividend Payment

In February 2010, the Company declared a special $2.00 per share cash dividend, payable on March 31, 2010 to stockholders of record as of the close of business on March 11, 2010. The total dividend payout was $117.5 million which was made from retained earnings.

Antitrust Litigation Expense (Proceeds)

The Company recorded proceeds from the antitrust litigation and related legal fees on a net basis in the condensed consolidated statements of income under antitrust litigation expense (proceeds).

Intangible Assets

Costs to renew intangibles are capitalized and amortized over the remaining useful life of the intangible. For the three and six months ended July 3, 2010, total renewal costs capitalized for patents were $110,000 and $222,000, respectively. For the three and six months ended July 3, 2010, total renewal costs capitalized for trademarks were $13,000 and $20,000, respectively. As of July 3, 2010, the weighted average number of years until the next renewal is 1 year for patents and 6 years for trademarks.

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

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, or ASU No. 09-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU No. 09-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. This update shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application as of the beginning of the Company’s fiscal year is permitted, provided it has not previously issued financial statements for any period within that year. The Company believes the adoption of this update, in connection with the adoption of ASU No. 09-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, will eliminate the requirement to defer the entire contract product revenue and corresponding cost of goods sold on arrangements that contain undelivered elements for which VSOE of fair value has not been established.

In October 2009, the FASB issued Accounting Standards Update 2009-14, or ASU No. 09-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. ASU No. 09-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU No. 09-14 is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Earlier application as of the beginning of the Company’s fiscal year is permitted, provided it has not previously issued financial statements for any period within that year. The Company believes the adoption of this update, in connection with the adoption of ASU No. 09-13, will eliminate the requirement to defer the entire contract product revenue and corresponding cost of goods sold on arrangements that contain undelivered elements for which VSOE of fair value has not been established.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3. Comprehensive Income

The Company’s total comprehensive income attributable to Masimo Corporation is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net income including noncontrolling interests	$13,916	$13,251	$40,080	$26,515
Other comprehensive income:
Foreign currency translation gain (loss)	390	255	454	(236)

Total comprehensive income including noncontrolling interests	14,306	13,506	40,534	26,279
Net (income) loss attributable to the noncontrolling interests	371	(159)	917	(402)
Other comprehensive income attributable to noncontrolling interests	—	—	—	—

Comprehensive income attributable to Masimo Corporation	$14,677	$13,347	$41,451	$25,877

4. Variable Interest Entities (VIEs)

Effective January 3, 2010, the Company adopted a newly issued accounting standard which provides guidance for the consolidation of VIEs and requires an enterprise to determine whether its variable interest gives it a controlling financial interest in a VIE. This amended consolidation guidance for VIEs replaces the existing quantitative approach for identifying which enterprise should consolidate a VIE, with a qualitative approach. The Company’s adoption of this standard did not change its initial assessment of its VIE entities, including both Masimo Laboratories, Inc., or Masimo Labs, and SEDLine Inc., or SEDLine. Determination about whether an enterprise should consolidate a VIE is required to be evaluated continuously as changes to existing relationships or future transactions may result in consolidating or deconsolidating the VIE.

The changes in noncontrolling interests for the consolidated VIEs from January 2, 2010 to July 3, 2010 are as follows (in thousands):

Amount
Noncontrolling interest, as of January 2, 2010	$974
Increase in additional paid-in capital of noncontrolling interest	35
Net loss attributable to noncontrolling interests	(917)
Other comprehensive income attributable to noncontrolling interests	—
Reclassification of SEDLine’s deficit noncontrolling interest upon acquisition by Masimo Corporation	1,466

Noncontrolling interest, as of July 3, 2010	$1,558

Masimo Laboratories, Inc.

Masimo Labs is an independent entity spun off from the Company to its stockholders in 1998. Joe Kiani and Jack Lasersohn, members of the Company’s board of directors, or Board, are also members of the board of directors of Masimo Labs. Joe Kiani, the Company’s Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Masimo Labs. The Company is a party to a Cross-Licensing Agreement with Masimo Labs, which was most recently amended and restated effective January 1, 2007, that governs each party’s rights to certain intellectual property held by the two companies.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The Company’s license to Rainbow technology for these parameters in these markets is exclusive on the condition that the Company continues to pay Masimo Labs royalties on its products incorporating Rainbow technology, subject to certain minimum aggregate royalty thresholds, and that the Company use commercially reasonable efforts to develop or market products incorporating the licensed Rainbow technology. The royalty is up to 10% of the Rainbow royalty base, which includes handhelds, tabletop and multi-parameter devices. Handheld products incorporating Rainbow technology will carry a 10% royalty rate. For other products, only the proportional amount attributable for that portion of the Company’s products used to measure non-vital signs parameters, sensors and accessories, rather than for measuring vital signs parameters, will be included in the 10% Rainbow royalty base. Effective January 2009, for multi-parameter devices, the Rainbow royalty base will include the percentage of the revenue based on the number of Rainbow enabled parameters. For hospital contracts where the Company places equipment and enters into a sensor contract, the Company pays a royalty to Masimo Labs on the total sensor contract revenue based on the ratio of Rainbow enabled devices to total devices.

The Company is also subject to certain specific annual minimum aggregate royalty payments. These minimum aggregate royalty payments were $1.25 million and $2.5 million for the three and six months ended July 3, 2010, respectively, and $1.0 million and $2.0 million for the three and six months ended July 4, 2009, respectively. In addition, in connection with a change in control, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for all licensed Rainbow parameters payable to Masimo Labs will increase to $15.0 million per year for 2010 and thereafter and up to $2.0 million per year for other Rainbow parameters.

In order to accelerate the product development of Masimo’s total hemoglobin spot check measurement device, in February 2009, the Masimo Board of Directors agreed to fund additional Masimo Labs’ engineering expenses. Specifically, these expenses included third party engineering materials and supplies expense as well as 50% of total Masimo Labs’ engineering and engineering related payroll expenses from April 2009 until June 2010, the completion of the product development efforts. During the three and six months ended July 3, 2010, these expenses totaled $685,000 and $1.4 million, respectively. The condensed consolidated balance sheets include a noncontrolling interest in Masimo Labs of $1.6 million and $974,000 as of July 3, 2010 and January 2, 2010, respectively, which represents the value of common stock, additional paid in capital and retained earnings of Masimo Labs, which is not available to Masimo Corporation. In addition, the condensed consolidated balance sheets include, net of intercompany eliminations, total assets of $4.8 million and $4.9 million as of July 3, 2010 and January 2, 2010, respectively, related to Masimo Labs. Masimo Labs’ total assets as of July 3, 2010 and January 2, 2010 included $1.9 million for intangible assets and $1.6 million related to deferred tax assets. The condensed consolidated balance sheets include total liabilities, net of intercompany eliminations, of $980,000 and $1.5 million as of July 3, 2010 and January 2, 2010, respectively, related to Masimo Labs.

Pursuant to authoritative accounting guidance, Masimo Labs is consolidated within the Company’s financial statements for all periods presented. The Company was required to consolidate since it was deemed to be the primary beneficiary of Masimo Labs’ activities. This determination was based on the Company’s significant influence over the operations and decision making of Masimo Labs. Accordingly, all inter-company royalties, option and license fees and other charges between the Company and Masimo Labs as well as all intercompany payables and receivables have been eliminated in the consolidation. Also, all direct engineering expenses that have been incurred by the Company and charged to Masimo Labs have not been eliminated and are included as research and development expense in the Company’s condensed consolidated statements of income. Upon consolidation, $3.3 million of receivables due from Masimo Corporation as of both July 3, 2010 and January 2, 2010, was eliminated. Also upon consolidation, $5.8 million and $6.0 million of deferred revenue related to technology licensed to

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Masimo Corporation as of July 3, 2010 and January 2, 2010, respectively, were eliminated. Masimo Corporation has not been required to collateralize any of Masimo Labs’ obligations, and creditors of Masimo Labs have no recourse to the general credit of Masimo Corporation.

For the foreseeable future, the Company anticipates that it will continue to consolidate Masimo Labs pursuant to the current authoritative accounting guidance; however, in the event that Masimo Labs is no longer considered a VIE or in the event that the Company is no longer the primary beneficiary of Masimo Labs, the Company may discontinue consolidating the entity.

SEDLine, Inc.

SEDLine, a privately held entity that was formed in the fourth quarter of 2009, is a company that designs, manufactures, markets and sells brain function monitoring technology into the hospital marketplace. During 2009, Masimo Corporation made loans to SEDLine totaling $3.0 million. These loans had an interest rate of 7% and could be converted into equity upon certain predetermined conditions. Concurrently, Masimo entered into a merger agreement with SEDLine, whereby Masimo could acquire SEDLine at certain predetermined valuations. In December 2009, Masimo purchased two patents from SEDLine for $500,000.

As of January 2, 2010, the Company had no equity ownership of SEDLine, but was considered to be the primary beneficiary of SEDLine as a VIE, because SEDLine had insufficient equity investment at risk. Therefore the Company was required to consolidate SEDLine’s assets, liabilities and equity. As of January 2, 2010, the condensed consolidated balance sheet includes, net of intercompany eliminations, total assets of $3.0 million related to SEDLine. Of these total assets, $1.7 million represented cash and cash equivalents, and $627,000 represented inventory. In addition, as of January 2, 2010, SEDLine had $3.0 million of notes payable, including interest, to Masimo Corporation, which was eliminated upon consolidation. Masimo Corporation has not been required to collateralize any of SEDLine’s obligations, and creditors of SEDLine have no recourse to the general credit of Masimo Corporation.

On July 2, 2010, the Company acquired 100% ownership of SEDLine, which became a wholly-owned subsidiary of the Company. The Company acquired all of SEDLine’s assets upon conversion of its $3.0 million note receivable and the related accrued interest, into all authorized shares of SEDLine. In connection with this acquisition, the Company also assumed all of SEDLine’s outstanding liabilities. For the three and six months ended July 3, 2010, SEDLine was considered to be a VIE and the Company was the primary beneficiary. Therefore the Company was required to consolidate SEDLine’s revenue and expenses in its condensed consolidated statements of income for the three and six months ended July 3, 2010. The Company considered SEDLine’s financial activity between July 2, 2010 and July 3, 2010 to be de minimis.

As of July 3, 2010, as a wholly-owned subsidiary of the Company, all of SEDLine’s assets, liabilities and equity are consolidated with Masimo Corporation and SEDLine is no longer considered a VIE. As of July 3, 2010, SEDLine’s deficit noncontrolling interest balance was consolidated with additional paid in capital of Masimo Corporation on the condensed consolidated balance sheet.

5. Related Party Transactions

As of July 3, 2010 and January 2, 2010, the Company had amounts due from employees of $250,000 and $242,000, respectively, which are classified in other assets in the accompanying condensed consolidated balance sheets.

Since 1997, the Company’s Chief Executive Officer has been a member of the board of directors of Saba Software, Inc., a human capital development and management solutions provider. The Company paid Saba Software $1,000 during both the three and six months ended July 3, 2010, and $1,000 and $16,000 during the three and six months ended July 4, 2009, respectively, for various software products and services.

The Company’s Chief Executive Officer is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare, or Masimo Foundation, a non-profit organization which was founded during the first quarter of 2010, to benefit worldwide healthcare. In addition, the Company’s Chief Financial Officer is also a Director of the Masimo Foundation. For the three and six months ended July 3, 2010, the Company contributed a total of $0 and $10.3 million, respectively, to the Masimo Foundation, which has been recorded within selling, general and administrative expenses in the condensed consolidated statements of income.

6. Cash, Cash Equivalents and Short-Term Investments

As of July 3, 2010, the Company’s cash balance was $21.9 million, comprised of checking and savings accounts. Additionally, the Company had cash equivalents of $89.1 million, consisting of $88.0 million of U.S. Treasury bills with a maturity of three months or less at the date of purchase, and $1.1 million of money market funds. As of July 3, 2010, the Company had no short-term investments.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of January 2, 2010, the Company’s cash balance was $11.4 million, comprised of checking and savings accounts. Additionally, the Company had cash equivalents of $120.7 million, consisting of $119.0 million of U.S. Treasury bills with a maturity of three months or less at the date of purchase, and $1.7 million of money market funds. Short-term investments of $57.0 million at January 2, 2010 consist of U.S. Treasury bills with a maturity between three months and one year at the date of purchase. These investments were classified as held-to-maturity and recorded at amortized cost, which approximated fair value. Gross unrecognized gains or losses as of January 2, 2010 were de minimis.

In March 2010, the Company received $27.0 million from the sale of specific short-term investments classified as held-to-maturity, prior to their maturity date. The proceeds were used to pay a portion of the special dividend declared in February 2010. The carrying value of these short-term investments sold was their amortized cost basis of approximately $27.0 million and the realized loss on the sale of these short-term investments was de minimis. The remaining short-term investments with a carrying value of $30.0 million were reclassified as available-for-sale, but were redeemed at their maturity dates, which were prior to July 3, 2010.

7. Royalties Receivable

The royalty receivable of $11.5 million as of July 3, 2010, represents the Company’s estimated amount due for the three months ended July 3, 2010. Pursuant to the settlement agreement with Nellcor Puritan Bennett, Inc. (currently Covidien Ltd., or Covidien), the royalties are paid to the Company based on a percentage of sales of Covidien U.S. based pulse oximetry products. The Company recognizes royalty revenue based on the royalty rate per the settlement agreement multiplied by its estimate of Covidien’s sales for each quarter. Any adjustments to the quarterly estimate are recorded prospectively in the following quarter, when the Company receives the Covidien royalty report, which is generally 60 days after the end of each of Covidien’s fiscal quarters.

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

	July 3, 2010	January 2, 2010
Raw materials	$20,607	$18,259
Work in-process	3,606	3,949
Finished goods	12,897	9,351

Total	$37,110	$31,559

9. Capital Lease Obligations

Capital lease obligations, classified as long-term debt, consist of the following not including interest expense (in thousands):

	July 3, 2010	January 2, 2010
Capital lease obligations	$203	$231
Less current portion of capital lease obligations	(58)	(60)

Long-term portion	$145	$171

The Company currently has six capital leases related to office equipment. These leases have interest rates ranging from 5.2% to 8.8% per year and mature on various dates from March 2011 through May 2014. As of July 3, 2010, the total future remaining interest cost under all capital leases was $13,000.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

On August 7, 2007, in connection with the Company’s initial public offering, the 2007 Stock Incentive Plan, or the 2007 Plan, became effective. Under the 2007 Plan, 3,000,000 shares of common stock were initially reserved for future issuance, plus shares available under the prior year equity incentive plans, including shares that become available under the 2007 Plan due to forfeitures at prices not less than the fair market value of the Company’s common stock on the date the option is granted. The options generally vest annually over five years using the straight-line method, unless otherwise provided, and expire ten years from the date of grant. Options forfeited under the 2007 Plan and the Company’s other option plans are automatically added to the share reserve of the 2007 Plan. Pursuant to the “evergreen” provision contained in the 2007 Plan, an additional 1,719,796 shares of common stock were added to the share reserve of the 2007 Plan on January 4, 2009, which represented 3% of the Company’s total shares outstanding as of the close of business on January 3, 2009. In addition, pursuant to the “evergreen” provision, 1,736,293 shares of common stock were added to the share reserve of the 2007 Plan on January 3, 2010, which represented 3% of the Company’s total shares outstanding as of January 2, 2010.

During the fiscal year ended January 2, 2010, the Company issued 549,923 shares of common stock as a result of stock option exercises. For the six months ended July 3, 2010, the number and weighted average exercise price of options issued and outstanding under all stock option plans, at exercise prices ranging between $2.75 and $41.51 per share, are as follows:

	Six Months Ended July 3, 2010
	Shares	Average Exercise Price
Options outstanding, beginning of period	8,125,871	$18.21
Granted	786,500	$26.47
Canceled	(248,640)	$24.29
Expired	(30,000)	$1.83
Exercised	(944,371)	$6.00

Options outstanding, end of period	7,689,360	$20.42

Options exercisable, end of period	3,361,920	$14.05
Options available for grant, end of period	5,352,408

The weighted-average fair value of options granted was $10.62 for the six months ended July 3, 2010.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Risk-free interest rate	2.0% to 2.9%	1.8% to 3.1%	2.0% to 2.9%	1.2% to 3.1%
Expected term	5.5 years	5.3 years	5.5 years	5.3 years
Estimated volatility	37.4% to 41.4%	46.0% to 51.5%	37.4% to 41.4%	46.0% to 55.1%
Expected dividends	0%	0%	0%	0%

In accordance with authoritative accounting pronouncements, the Company recorded share-based compensation expense of $3.5 million and $6.3 million during the three and six months ended July 3, 2010, respectively, and $2.8 million and $5.5 million during the three and six months ended July 4, 2009, respectively. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of July 3, 2010 was $46.4

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of July 3, 2010 was $38.1 million. The aggregate intrinsic value of options exercised during the three months ended July 3, 2010 was $1.2 million. The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The unrecognized share-based compensation as of July 3, 2010 was $49.4 million related to unvested options granted after January 1, 2006. The weighted average remaining contractual term of options outstanding as of July 3, 2010 was 5.1 years. The weighted average remaining contractual term of options exercisable as of July 3, 2010 was 4.7 years.

11. Commitments and Contingencies

Leases

The Company leases its facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through September 2014. Certain facilities leases contain predetermined price escalations. The Company recognizes the lease costs using a straight-line method based on total lease payments. The Company also received certain leasehold improvement incentives totaling $650,000 for its headquarters facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of July 3, 2010 and January 2, 2010, rent expense accrued in excess of the amount paid aggregated $133,000 and $100,000, respectively, and is classified in other liabilities. The Company also leases automobiles in Europe and Japan that are classified as operating leases and expire at various dates through June 2013.

Future minimum lease payments under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands):

	As of July 3, 2010
	Operating Leases	Capital Leases	Total
2010 (balance of year)	$1,465	$36	$1,501
2011	2,732	58	2,790
2012	2,271	53	2,324
2013	2,193	49	2,242
2014	1,487	20	1,507
Thereafter	—	—	—

Total	$10,148	$216	$10,364

Rental expense related to operating leases was $897,000 and $1.8 million for the three and six months ended July 3, 2010, respectively, and was $817,000 and $1.7 million for the three and six months ended July 4, 2009, respectively.

Employee Retirement Savings Plan

In fiscal year 1996, the Company adopted the Masimo Retirement Savings Plan, or the Plan, which is a 401(k) plan covering all of the Company’s full-time U.S. employees who meet certain eligibility requirements. The Company contributes to the Plan on a discretionary basis. The Company contributed $310,000 and $564,000 to the Plan for the three and six months ended July 3, 2010, respectively, and $287,000 and $556,000 for the three and six months ended July 4, 2009, respectively, all in the form of matching contributions.

Employment and Severance Agreement

As of July 3, 2010, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary of $706,992 plus other benefits, with annual increases at the discretion of the Compensation Committee of the Board. The agreement with the Company, which was restated effective July 14, 2009, also provides for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement had an initial term of three years, with automatic renewal, unless either the Company or the executive notifies the other party of non-renewal of the agreement. Also, under this employment agreement, the key employee may be entitled to receive certain salary, equity, tax, medical and life insurance benefits if he is terminated by the Company, if he terminates his employment for good reason under certain circumstances or if there is a change in control of the Company.

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

As of July 3, 2010, the Company has limited severance plan participation agreements with four of its executive officers. These limited participation agreements, or Limited Agreements, are governed by the terms and conditions of the Severance Plan. Under the Limited Agreements, 50% of the executive officer’s unvested and outstanding stock options will immediately vest if he is terminated by the Company upon a change in control under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

Purchase Commitments

Pursuant to contractual obligations with vendors, the Company had $34.3 million of purchase commitments as of July 3, 2010, of which at least $34.0 million is expected to be purchased within one year. The remaining $293,000 may be purchased within the next one to two years. The Company does not have any purchase commitments for more than two years. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.

Concentrations of Risk

The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. As of July 3, 2010, the Company had $21.9 million of bank balances, of which $8.9 million was covered by the Federal Deposit Insurance Corporation limit. The Company invests its excess cash deposits in U.S. Treasury bills and money market accounts with major financial institutions. As of July 3, 2010, the Company had $88.0 million, including cash equivalents, in U.S. Treasury bills which are guaranteed by the U.S. federal government and $1.1 million in money market funds that are not guaranteed by the U.S. federal government.

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

The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with Group Purchasing Organizations, or GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusive, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three and six months ended July 3, 2010, revenue from the sale of the Company’s pulse oximetry products to U.S. hospitals that are members of GPOs amounted to $44.3 million and $88.1 million, respectively. During the three and six months ended July 4, 2009, revenue from the sale of the Company’s pulse oximetry products to U.S. hospitals that are members of GPOs amounted to $40.0 million and $81.3 million, respectively.

For the three and six months ended July 3, 2010, sales through one of our just-in-time distributors represented 12.6% and 12.8% of the total revenue, respectively. For the three and six months ended July 4, 2009, one of our just-in-time distributors represented 14.1% and 13.3% of the total revenue, respectively. For all periods, this particular just-in-time distributor takes and fulfills orders from the Company’s direct customers, many of whom have signed long-term sensor agreements with the Company. In the event this distributor was unable to fulfill these orders, the orders would be redirected to other distributors or fulfilled directly by the Company.

As of July 3, 2010, one just-in-time distributor and two OEM partners each represented 6% of the accounts receivable balance. As of January 2, 2010, one just-in-time distributor and one OEM partner each represented 6% of the accounts receivable balance.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

On October 28, 2009, the Ninth Circuit Court of Appeals affirmed the district court’s decision that Tyco Healthcare, now Covidien, violated the antitrust laws through anticompetitive business practices related to the sale of its Nellcor pulse oximetry products. On January 11, 2010, the Company completed negotiations to resolve the merits of its antitrust litigation with Covidien, following the Ninth Circuit Court of Appeals October 2009 affirmance of a Federal District Court decision that Tyco Healthcare, now Covidien, violated the antitrust laws through anticompetitive business practices related to the sale of its pulse oximetry products. The judgment against Covidien for the antitrust violations was for $43.5 million; however, the total payment, after reimbursement for legal fees, costs and interest was $59.0 million. In January 2010, the Company received a total of $30.1 million which represented the portion of the total payment from Covidien less the amount paid to the law firm that handled the trial for the Company. Subsequently, on July 2, 2010, the Company received an additional $1.3 million payment from Covidien that related to the Company’s appeal attorneys’ fees and related expenses. Of this amount, the Company retained $769,000 with the remainder paid to the Company’s attorneys.

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

On April 24, 2009, the Company sent a letter to Hygia Health Services, Inc., or Hygia, demanding that Hygia cease and desist from reprocessing used Masimo sensors. In response to that cease and desist letter, on May 5, 2009, Hygia filed a Declaratory Judgment action against the Company in the District Court for the Northern District of Alabama, Southern Division. On May 28, 2009, the Company filed counterclaims, alleging patent and trademark infringement, unfair competition, false designation of origin and injury to business reputation. On June 24, 2009, Hygia filed its reply to the Company’s counterclaims, denying the allegations, and has alleged that the Company’s patents are unenforceable. As of July 3, 2010, there is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail. For additional discussion of the Hygia litigation, see note 14 to the condensed consolidated financial statements.

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

12. Segment Information and Enterprise Reporting

The Company’s chief decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single reporting segment, specifically noninvasive patient monitoring solutions and related products. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income including noncontrolling interests. In addition, the Company’s assets are primarily located in the U.S. and are not allocated to any specific region. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues.

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands):

	Three Months Ended				Six Months Ended
	July 3, 2010		July 4, 2009		July 3, 2010		July 4, 2009
Geographic Area by Destination
North and South America	$65,621	74.6%	$52,892	75.5%	$130,519	75.1%	$111,748	77.3%
Europe, Middle East and Africa	12,028	13.7	10,440	14.9	24,226	13.9	19,873	13.7
Asia and Australia	10,309	11.7	6,715	9.6	19,079	11.0	12,923	9.0

Total product revenues	$87,958	100%	$70,047	100%	$173,824	100%	$144,544	100%

Sales to customers located in the U.S. were $63.0 million and $124.0 million for the three and six months ended July 3, 2010, and $51.2 million and $108.4 million for the three and six months ended July 4, 2009, respectively.

13. Income Taxes

As of July 3, 2010, the balance of the gross unrecognized tax benefit was $8.5 million, of which $7.3 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. As of January 2, 2010, the balance of the gross unrecognized tax benefit was $8.1 million, of which $6.9 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may decrease up to $2.0 million in the next 12 months due to the expiration of statutes of limitations.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. For the three and six months ended July 3, 2010, the Company expensed $69,000 and $169,000, respectively, for interest. For the three and six months ended July 4, 2009, the Company expensed $83,000 and $156,000, respectively, for interest.

The Company conducts business in multiple jurisdictions, and as a result, one or more of the Company’s subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. Due to the generation of net operating loss carryforwards, all years since 1994 are open for examination by major taxing authorities.

The provision for income taxes was $7.4 million and $21.7 million, or an effective tax rate of 34.7% and 35.1%, for the three and six months ended July 3, 2010, respectively. The provision for income taxes was $7.1 million and $13.6 million, or an effective tax rate of 34.8% and 33.9%, for the three and six months ended July 4, 2009, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state taxes, permanent differences between pre-tax income for financial reporting purposes and taxable income, research related tax credits and anticipated income in jurisdictions in which the Company does business with lower effective tax rates.

14. Subsequent Event

On July 22, 2010, the Company announced that it settled its lawsuit with Hygia on mutually agreeable terms.

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

We develop, manufacture and market a family of noninvasive blood constituent patient monitoring solutions that consists of a monitor or circuit board and our proprietary single-patient use and reusable sensors and cables. In addition, we offer remote-monitoring and clinician notification solutions. Although our Masimo SET platform is only operable with our proprietary sensors, our sensors have the capability to work with certain competitor pulse oximeters through the use of our adapter cables. In 2005, we launched our Masimo Rainbow SET Pulse CO-Oximetry platform utilizing licensed Rainbow technology from Masimo Labs, which enables the noninvasive and continuous measurement of not only arterial blood oxygen saturation level and pulse rate, but also carboxyhemoglobin, or carbon monoxide levels in the blood, methemoglobin (released in 2006) saturation levels in the blood and total hemoglobin (released in 2008), or the oxygen-carrying component of red blood cells. In 2007, we launched PVI, which is a measurement that quantifies changes in the plethysmographic waveform over the respiration cycle. Along with the release of our Masimo Rainbow SET Pulse CO-Oximetry products, we have developed multi-wavelength sensors that have the ability to monitor multiple parameters with a single sensor. In November 2009, we received U.S. Food and Drug Administration, or the FDA, clearance for Rainbow Acoustic Monitoring for continuous and noninvasive monitoring of respiration rate, or RRa, which is the number of breaths per minute. In December 2009, we announced initial limited market release of this parameter that allowed us to evaluate the product’s performance in the field. In June 2010, we received FDA clearance for Pronto-7 and began a full commercial release of Rainbow Acoustic Monitoring.

We have focused on building our U.S. and international sales and marketing infrastructure to market our products to end-users, such as hospitals, and to original equipment manufacturer, or OEM, partners for incorporation into their patient-monitoring products. We market our pulse oximetry products to hospitals and the alternate care market through our direct sales force, and market our circuit boards to our OEM partners. Today, the primary focus of our hospital sales force is to facilitate the conversion of hospitals to our Masimo SET or Masimo Rainbow SET products. In the U.S., we typically enter into long-term sales contracts with hospitals, pursuant to which we ship and install our pulse oximeters at no cost to the hospital in exchange for a commitment to purchase a minimum number of sensors from us over a specified period of time. With the introduction of Masimo Rainbow SET Pulse CO-Oximetry, we have established a small sales force to concentrate on the alternate care market. Over the past year, we have expanded our sales and marketing staffing levels. We supplement our direct sales with sales through our distributors who, within the U.S., function as inventory or fulfillment houses for our hospital customers. Direct and distributor sales have increased to $136.1 million, or 78.3%, of product revenue for the six months ended July 3, 2010, from $116.9 million, or 80.9%, of product revenue for the six months ended July 4, 2009. We expect our revenue from direct and distributor sales to continue to increase over the long term as we expand our worldwide direct sales force.

The building of our installed base of pulse oximeters and pulse oximeter circuit boards generates recurring sales of our sensors, primarily single-patient use sensors. A user of one of our pulse oximeters or our OEMs’ pulse oximeters can obtain the benefit of the Masimo SET or Masimo Rainbow SET only by using our proprietary sensors that are designed for our system. We currently estimate that our worldwide installed base was 789,000 units, based on an estimated 10 year field life assumption, as of July 3, 2010, up from 675,000 units as of July 4, 2009. We estimate our installed base to be the number of pulse oximeters and pulse oximeter circuit boards that we have shipped in the past 10 years. We expect our worldwide installed base to continue to increase as we expand our market share and expand the pulse oximetry market to other patient care settings.

Antitrust Litigation Proceeds

On January 11, 2010, we completed negotiations to resolve the merits of our antitrust litigation with Covidien and, as a result, we retained $30.1 million from a payment from Covidien following the Ninth Circuit Court of Appeals October 2009 affirmance of a Federal District Court decision that Tyco Healthcare, now Covidien violated the antitrust laws through anticompetitive business practices related to the sale of its pulse oximetry products. The judgment against Covidien for the antitrust violations was for $43.5 million; however, the total payment, after reimbursement for legal fees, costs and interest was $59.0 million. Subsequently, on July 2, 2010, we received an additional $1.3 million payment from Covidien that related to our appeal attorneys’ fees and related expenses. Of this amount, we retained $769,000 with the remainder paid to our attorneys.

Of the total $30.8 million retained, we intend to spend approximately $15.0 million on one-time marketing initiatives, including the establishment of the Masimo Foundation, expanded clinical research and other direct marketing related activities focused on expanding market awareness of our new products. As of July 3, 2010, we have spent a total of $12.3 million, including $10.3 million to establish and fund the Masimo Foundation and $2.0 million for various one-time grants, expanded clinical research activities and various one-time marketing activities.

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

In order to accelerate the product development of our total hemoglobin spot check measurement device, in February 2009, we agreed to fund additional Masimo Labs’ engineering expenses. Specifically, these expenses included third party engineering materials and supplies expense as well as 50% of total Masimo Labs’ engineering and engineering related payroll expenses from April 2009 until June 2010, the completion of this product development effort. In the future, we expect Masimo Labs to continue to assist us with other product development efforts and charge us accordingly. During the three and six months ended July 3, 2010, these expenses totaled $685,000 and $1.4 million, respectively. For additional discussion of Masimo Labs, see note 4 to the condensed consolidated financial statements.

For the foreseeable future, we anticipate that we will continue to consolidate Masimo Labs pursuant to the current authoritative accounting guidance; however, in the event that Masimo Labs is no longer considered a variable interest entity, or VIE, or in the event that we are no longer the primary beneficiary of Masimo Labs, we may discontinue consolidating the entity.

SEDLine, Inc.

SEDLine, Inc., or SEDLine, a privately held entity that was formed in the fourth quarter of 2009, is a company that designs, manufactures, markets and sells brain function monitoring technology into the hospital marketplace. During 2009, we made loans to SEDLine totaling $3.0 million. These loans had an interest rate of 7% and could be converted into equity upon certain predetermined conditions. Concurrently, we entered into a merger agreement with SEDLine, whereby we could acquire SEDLine at certain predetermined valuations. In December 2009, we purchased two patents from SEDLine for $500,000.

As of January 2, 2010, we were required to consolidate SEDLine’s assets, liabilities and equity as a VIE. On July 2, 2010, upon conversion of our $3.0 million note receivable and the related accrued interest due from SEDLine into 100% of the authorized common stock of SEDLine, SEDLine then became a wholly-owned subsidiary of ours. For additional discussion of SEDLine, see note 4 to the condensed consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages).

	Three months ended				Six months ended
	July 3, 2010	% of Revenue	July 4, 2009	% of Revenue	July 3, 2010	% of Revenue	July 4, 2009	% of Revenue
Revenue:
Product	$87,958	87.9%	$70,047	83.8%	$173,824	87.4%	$144,544	85.5%
Royalty	12,122	12.1	13,522	16.2	25,021	12.6	24,517	14.5

Total revenue	100,080	100.0	83,569	100.0	198,845	100.0	169,061	100.0
Cost of goods sold	29,775	29.8	23,574	28.2	59,003	29.7	48,319	28.6

Gross profit	70,305	70.2	59,995	71.8	139,842	70.3	120,742	71.4
Operating expenses:
Research and development	9,051	9.0	7,252	8.7	18,461	9.3	15,019	8.9
Selling, general and administrative	41,004	41.0	32,766	39.2	90,315	45.4	65,646	38.8
Antitrust litigation expense (proceeds)	(760)	(0.8)	29	0.0	(30,728)	(15.5)	43	0.0

Total operating expenses	49,295	49.2	40,047	47.9	78,048	39.2	80,708	47.7

Operating income	21,010	21.0	19,948	23.9	61,794	31.1	40,034	23.7
Non-operating income (expense)	309	0.3	368	0.5	(38)	(0.0)	81	0.1

Income before provision for income taxes	21,319	21.3	20,316	24.4	61,756	31.1	40,115	23.8

	Three months ended				Six months ended
	July 3, 2010	% of Revenue	July 4, 2009	% of Revenue	July 3, 2010	% of Revenue	July 4, 2009	% of Revenue
Provision for income taxes	7,403	7.4	7,065	8.5	21,676	10.9	13,600	8.0

Net income including noncontrolling interests	13,916	13.9	13,251	15.9	40,080	20.2	26,515	15.8
Net (income) loss attributable to the noncontrolling interests	371	0.4	(159)	(0.2)	917	0.5	(402)	(0.2)

Net income attributable to Masimo Corporation	$14,287	14.3%	$13,092	15.7%	$40,997	20.7%	$26,113	15.6%

Comparison of the Three Months ended July 3, 2010 to the Three Months ended July 4, 2009

Revenue. Total revenue increased $16.5 million, or 19.8%, to $100.1 million for the three months ended July 3, 2010 from $83.6 million for the three months ended July 4, 2009.

Product revenues increased $18.0 million, or 25.6%, to $88.0 million in the three months ended July 3, 2010 from $70.0 million in the three months ended July 4, 2009. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 789,000 units at July 3, 2010 up from 675,000 units at July 4, 2009. Contributing to the increase in our product revenue was our Rainbow technology product revenues which increased $2.7 million, or 59.5%, to $7.2 million in the three months ended July 3, 2010 from $4.5 million in the three months ended July 4, 2009. Revenue generated through our direct and distribution sales channels increased $10.6 million, or 18.5%, to $68.1 million for the three months ended July 3, 2010 compared to $57.5 million for the three months ended July 4, 2009. During the three months ended July 3, 2010 revenues from our OEM channel increased $7.4 million, or 58.1%, to $19.9 million from $12.5 million in the three months ended July 4, 2009.

Our royalty revenue decreased $1.4 million to $12.1 million in the three months ended July 3, 2010 from $13.5 million in the three months ended July 4, 2009. For the three months ended July 3, 2010 and July 4, 2009, our reported Covidien royalties were based upon an estimate of Covidien’s U.S. pulse oximeter sales for that period and the contractual royalty rate as prescribed by the 2006 settlement agreement.

Cost of Goods Sold. Cost of goods sold increased $6.2 million to $29.8 million in the three months ended July 3, 2010 from $23.6 million in the three months ended July 4, 2009. Our total gross margin decreased to 70.2% for the three months ended July 3, 2010 from 71.8% for the three months ended July 4, 2009. Excluding royalties, product gross margin decreased by 0.2% to 66.1% for the three months ended July 3, 2010 from 66.3% for the three months ended July 4, 2009. This decrease was primarily due to an increased mix of OEM revenues which, in general, carry lower gross margins. We incurred $1.3 million and $1.0 million in Masimo Lab’s royalty expenses for the three months ended July 3, 2010 and July 4, 2009, respectively, which have been eliminated in our condensed consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 64.7% and 64.9% for the three months ended July 3, 2010 and July 4, 2009, respectively.

Research and Development. Research and development expenses increased $1.8 million, or 24.8%, to $9.1 million for the three months ended July 3, 2010 from $7.3 million for the three months ended July 4, 2009. The increase was primarily due to $934,000 in additional engineering supplies and new project costs related to new product development during the three months ended July 3, 2010, compared to July 4, 2009. In addition, payroll and payroll related costs increased by $900,000 due to the increased research and development staffing levels. Included in these total research and development expenses are $634,000 and $743,000 of engineering expenses incurred by our variable interest entities for the three months ended July 3, 2010 and July 4, 2009, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $8.2 million, or 25.1%, to $41.0 million for the three months ended July 3, 2010 from $32.8 million for the three months ended July 4, 2009. The increase was primarily due to a $5.2 million increase in payroll and related costs associated with increased staffing levels. In addition, we incurred $1.4 million in various one-time grants and marketing initiatives related to our plans to reinvest a portion of the January 2010 anti-trust settlement payment. In addition, expenses related to customer training increased $447,000 during the three months ended July 3, 2010. Included in these total selling, general and administrative expenses are $784,000 and $257,000 of direct expenses incurred by our variable interest entities for the three months ended July 3, 2010 and July 4, 2009, respectively.

Antitrust litigation expenses (proceeds). Antitrust litigation proceeds were $760,000 for the three months ended July 3, 2010, as compared to expenses of $29,000 for the three months ended July 4, 2009. The change was due to retaining $769,000 from a $1.3 million subsequent payment from Covidien related to the judgment against Covidien for antitrust violations. This subsequent payment was for our appeal attorneys’ fees related to the antitrust litigation.

Provision for Income Taxes. Our provision for income taxes was $7.4 million for the three months ended July 3, 2010 compared to $7.1 million for the three months ended July 4, 2009. Our effective tax rate decreased to 34.7% for the three months ended July 3, 2010, compared to 34.8% for the three months ended July 4, 2009. Excluding Masimo Labs and SEDLine, our effective tax rate decreased to 33.3% for the three months ended July 3, 2010, from 35.3% for the three months ended July 4, 2009. This decrease in the effective tax rate excluding Masimo Labs and SEDLine was due primarily to the change in mix of income in jurisdictions in which we do business. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law and the geographic composition of pre-tax income.

Comparison of the Six Months ended July 3, 2010 to the Six Months ended July 4, 2009

Revenue. Total revenue increased $29.7 million, or 17.6%, to $198.8 million for the six months ended July 3, 2010 from $169.1 million for the six months ended July 4, 2009.

Product revenues increased $29.3 million, or 20.3%, to $173.8 million in the six months ended July 3, 2010, from $144.5 million in the six months ended July 4, 2009. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 789,000 units at July 3, 2010 up from 675,000 units at July 4, 2009. Contributing to the increase in our product revenue was our Rainbow technology product revenues which increased $4.9 million, or 64.3%, to $12.6 million in the six months ended July 3, 2010, from $7.7 million in the six months ended July 4, 2009. Revenue generated through our direct and distribution sales channels increased $19.2 million, or 16.4%, to $136.1 million for the six months ended July 3, 2010 compared to $116.9 million for the six months ended July 4, 2009. During the six months ended July 3, 2010 revenues from our OEM channel increased $10.1 million, or 36.2%, to $37.7 million from $27.6 million in the six months ended July 4, 2009.

Our royalty revenue increased $504,000 to $25.0 million in the six months ended July 3, 2010 from $24.5 million in the six months ended July 4, 2009. For the six months ended July 3, 2010 and July 4, 2009, our reported Covidien royalties were based upon an estimate of Covidien’s U.S. pulse oximeter sales for that period and the contractual royalty rate as prescribed by the 2006 settlement agreement.

Cost of Goods Sold. Cost of goods sold increased $10.7 million to $59.0 million in the six months ended July 3, 2010 from $48.3 million in the six months ended July 4, 2009. Our total gross margin decreased 1.1% to 70.3% for the six months ended July 3, 2010 from 71.4% for the six months ended July 4, 2009. Excluding royalties, product gross margin decreased 0.5% to 66.1% for the six months ended July 3, 2010 from 66.6% for the six months ended July 4, 2009. This decrease was primarily due to lower manufacturing absorption levels and a higher mix of OEM revenues which in general, carry lower gross profit margins. We incurred $2.5 million and $2.0 million in Masimo Lab’s royalty expenses for the six months ended July 3, 2010 and July 4, 2009, respectively, which have been eliminated in our condensed consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 64.6% and 65.2% for the six months ended July 3, 2010 and July 4, 2009, respectively.

Research and Development. Research and development expenses increased $3.5 million, or 22.9%, to $18.5 million for the six months ended July 3, 2010, from $15.0 million for the six months ended July 4, 2009. The increase was primarily due to $1.8 million in additional engineering supplies and new project costs related to new product development during the six months ended July 3, 2010, compared to July 4, 2009. In addition, payroll and payroll related costs increased by $1.7 million due to the increased research and development staffing levels. Included in these total research and development expenses is $1.4 million of engineering expenses incurred by our variable interest entities for both the six months ended July 3, 2010 and July 4, 2009, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $24.7 million, or 37.6%, to $90.3 million for the six months ended July 3, 2010 from $65.6 million for the six months ended July 4, 2009. The increase was primarily due to $12.3 million of one-time expenses, comprised of a $10.3 million contribution to establish the Masimo Foundation, and $2.0 million in various one-time grants and marketing initiatives related to our plans to reinvest a portion of the January 2010 anti-trust settlement payment. The $10.3 million gift to the Masimo Foundation represents a portion of the $30.1 million payment we received in January 2010, following the Ninth Circuit Court of Appeals’ October 2009 affirmance of a Federal District Court judgment in our favor that Tyco Healthcare, now Covidien, violated the antitrust laws through anticompetitive business practices related to the sale of its pulse oximetry products. Excluding the impact of these one-time expenses, total selling, general and administrative expenses increased $12.2 million to $77.8 million for the six months ended July 3, 2010 compared to the same prior period ended July 4, 2009. This increase was due primarily to increased payroll and related costs of $9.7 million associated with increased staffing levels, increased legal fees of $1.6 million, and additional expenses related to distribution of new product samples of $606,000. Included in these total selling, general and administrative expenses are $1.8 million and $360,000 of direct expenses incurred by our variable interest entities for the six months ended July 3, 2010 and July 4, 2009, respectively.

Antitrust litigation expenses (proceeds). Antitrust litigation proceeds were $30.7 million for the six months ended July 3, 2010, as compared to expenses of $43,000 for the six months ended July 4, 2009. The change was due to retaining a total of $30.8 million from payments from Covidien during the six months ended July 3, 2010 relating to the settlement of the anti-trust litigation with Covidien. This settlement followed the Ninth Circuit Court of Appeals October 2009 affirmance of a Federal District Court decision that Tyco Healthcare, now Covidien violated the antitrust laws through anticompetitive business practices related to the sale of its pulse oximetry products.

Provision for Income Taxes. Our provision for income taxes was $21.7 million for the six months ended July 3, 2010 compared to $13.6 million for the six months ended July 4, 2009. Our effective tax rate increased to 35.1% for the six months ended July 3, 2010, compared to 33.9% for the six months ended July 4, 2009. Excluding Masimo Labs and SEDLine, our effective tax rate decreased to 34.1% for the six months ended July 3, 2010, from 34.2% for the six months ended July 4, 2009. This decrease in the effective tax rate excluding Masimo Labs and SEDLine was due primarily to the change in mix of income in jurisdictions in which we do business. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law and the geographic composition of pre-tax income.

Net (income) loss attributable to the noncontrolling interests. Net loss attributable to the noncontrolling interests was $917,000 for the six months ended July 3, 2010, as compared to net income of $402,000 for the six months ended July 4, 2009. This net change of $1.3 million was primarily due to the addition of SEDLine’s $1.5 million loss for the six months ended July 3, 2010, as compared to $0 for the six months ended July 4, 2009. Also, Masimo Labs had income of $548,000 for the six months ended July 3, 2010, as compared to $402,000 for the same prior year period. For both periods presented, we did not absorb any of the income or loss of SEDLine or Masimo Labs in the calculation of our net income attributable to Masimo Corporation.

Liquidity and Capital Resources

As of July 3, 2010, we had cash and cash equivalents of $111.0 million, of which $88.0 million was invested in U.S. Treasury bills, $1.1 million was in money market accounts with major financial institutions and $21.9 million was in checking accounts and certificates of deposit. We carry cash equivalents at cost which approximates fair value.

The cash, cash equivalent and short-term investment balance declined to $111.0 million as of July 3, 2010, from $189.0 million as of January 2, 2010, primarily due to the dividend payment of $117.5 million in March 2010, offset by $30.8 million of antitrust litigation proceeds. During the three months ended July 3, 2010, we received $12.6 million from Covidien for royalties related to their sales. We expect to continue to receive a royalty based on Covidien’s pulse oximetry products sales in the U.S., through the term of the royalty agreement and at least through March 14, 2011. The royalty rate is currently 13%, but may decline to 10%, subject to Covidien’s ability to develop new products or technologies that avoid some of our current patent coverage as negotiated in our settlement agreement with Covidien. Should Covidien discontinue paying the royalty payment after March 14, 2011, our royalty revenue will decline to zero, which would have a material impact on our cash flow from operations and condensed consolidated financial statements.

Cash Flows from Operating Activities. Cash provided by operating activities was $37.8 million in the six months ended July 3, 2010. The source of cash consists primarily of net income including noncontrolling interests of $40.1 million. Non-cash share-based compensation was $6.3 million, accounts payable increased $5.1 million, due to continued growth of our business, and non-cash depreciation and amortization was $3.2 million. These sources of cash were partially offset by an increase in accounts receivable of $10.3 million resulting from both higher sales and timing of collections, an increase in inventory of $5.9 million to meet increased demand for our products and an increase in deferred cost of goods sold of $4.5 million, due to continued shipments of equipment to customers pursuant to long-term sensor contracts.

Cash provided by operating activities was $11.1 million in the six months ended July 4, 2009. The source of cash consists primarily of net income including noncontrolling interests of $26.5 million, non-cash share-based compensation of $5.5 million, and depreciation and amortization expense of $3.1 million. These sources of cash were partially offset by a net decrease in income tax liability of $10.4 million, resulting from tax payments of $25.2 million, offset by our tax provision accrual of $13.6 million, during the six months ended July 4, 2009. In addition, uses of cash included an increase in accounts receivable of $8.3 million due to both timing of collections and growth of our business, an increase in inventory of $3.0 million to meet the increasing demand for our products and a decrease in accrued compensation of $2.0 million related to the payment of certain year end obligations, including employee bonuses.

Cash Flows from Investing Activities. Cash provided by investing activities for the six months ended July 3, 2010 was $52.2 million consisting of sales and maturities of short-term investments of $133.0 million, offset by purchases of short-term investments of $76.0 million, due to our investment strategy of obtaining higher interest rates while preserving capital. Additionally, we used $3.9 million of cash to purchase property and equipment to support our manufacturing operations. Cash used in investing activities for the six months ended July 4, 2009 was $2.7 million consisting primarily of $2.0 million of property and equipment purchases related primarily to assets to support our manufacturing operations and $743,000 for the increase in intangible assets related to capitalized patent related expenses.

Cash Flows from Financing Activities. Cash used in financing activities for the six months ended July 3, 2010 was $111.3 million, primarily due to $117.5 million of dividend payments, offset by $5.7 million of proceeds from the issuance of common stock associated with the exercise of stock options. Cash provided by financing activities for the six months ended July 4, 2009 was $1.3 million. This total net cash flow was primarily due to $1.4 million of proceeds from issuance of common stock associated with the exercise of stock options.

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

Current Financing Arrangements. As of July 3, 2010, we had capital leases related to office equipment with an outstanding balance of $203,000 and total remaining interest of $13,000. We had no other debt obligations.

Dividend Payment. In February 2010, we declared a special $2.00 per share cash dividend, payable on March 31, 2010 to stockholders of record as of the close of business on March 11, 2010. The total dividend payout was $117.5 million. This special dividend represented only a portion of our cash reserves, which our Board believes is sufficient to cover operational needs, and fund continued research and development investments and strategic initiatives.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as revenue and expenses during the reporting periods. Significant estimates include: determination of accounts receivable allowances, inventory reserves, warranty reserves, rebate reserves, valuation of our stock options, distributor channel inventory, royalty revenues, deferred revenue and uncertain income tax positions. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results therefore could differ materially from those estimates under different assumptions or conditions.

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 filed with the SEC on February 17, 2010. There have been no material changes in any of our accounting policies since January 2, 2010.

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, or ASU No. 09-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU No. 09-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. This update shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application as of the beginning of our fiscal year is permitted, provided we have not previously issued financial statements for any period within that year. We believe the adoption of this update, in connection with the adoption of ASU No. 09-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, will eliminate the requirement to defer the entire contract product revenue and corresponding cost of goods sold on arrangements that contain undelivered elements for which VSOE of fair value has not been established.

In October 2009, the FASB issued Accounting Standards Update 2009-14, or ASU No. 09-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. ASU No. 09-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU No. 09-14 is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Earlier application as of the beginning of our fiscal year is permitted, provided we have not previously issued financial statements for any period within that year. We believe the adoption of this update, in connection with the adoption of ASU No. 09-13, will eliminate the requirement to defer the entire contract product revenue and corresponding cost of goods sold on arrangements that contain undelivered elements for which VSOE of fair value has not been established.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuation in interest expense is limited to our outstanding capital lease arrangements, which have fixed interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at July 3, 2010. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.

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

The balance sheets of our foreign subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at the rate of exchange at the balance sheet date and the statements of income and cash flows are translated into U.S. dollars using the average monthly exchange rate during the period. Any foreign exchange gain or loss as a result of translating the balance sheets of our foreign subsidiaries whose functional currency is not the U.S. dollar is included in equity as a component of accumulated other comprehensive income.

Our primary foreign currency exchange rate exposures are with the Euro, the Japanese yen, the Canadian dollar, the British pound and the Australian dollar against the U.S. dollar. Foreign currency exchange rates have experienced significant movements recently. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of a 10% change in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. dollar). As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended July 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 24, 2009, we sent a letter to Hygia Health Services, Inc., or Hygia, demanding that Hygia cease and desist from reprocessing used Masimo sensors. In response to that cease and desist letter, on May 5, 2009, Hygia filed a Declaratory Judgment action against us in the District Court for the Northern District of Alabama, Southern Division. On May 28, 2009, we filed counterclaims, alleging patent and trademark infringement, unfair competition, false designation of origin and injury to business reputation. On June 24, 2009, Hygia filed its reply to our counterclaims, denying the allegations, and has alleged that our patents are unenforceable. On July 22, 2010, we announced that we have settled this lawsuit with Hygia on mutually agreeable terms.

From time to time, we are involved in legal proceedings in the ordinary course of business. Other than the proceeding described above and in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, we are not currently involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

Before you decide to invest or maintain an interest in our common stock, you should consider carefully the risks described below, which have been updated since the filing of our Annual Report on Form 10-K with the SEC, on February 17, 2010, together with the other information contained in this Quarterly Report on Form 10-Q. We believe the risks described below are the risks that are material to us as of the date this Quarterly Report on Form 10-Q is initially filed with the SEC. If any of the following risks comes to fruition, our business, financial condition, results of operations and growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment or interest.

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

Our products that have been recently introduced into the market, including, but not limited to, those based on Rainbow technology, a technology that we license, may not be accepted in the market. Our first product incorporating licensed Rainbow technology was made commercially available in September 2005. In September 2008, we began our limited market release of total hemoglobin, and focused on obtaining data and clinical feedback on the performance of the product in the hospital. In the first quarter of 2009, we commercially launched our total hemoglobin product for continuous and noninvasive monitoring in the hospital. Also, in June 2010, we initiated a full commercial release of Rainbow Acoustic Monitoring, after a limited market release that allowed us to evaluate the product’s performance in the field.

Given that certain Rainbow technology products are new to the marketplace, we do not know to what degree the market will accept these products, if at all. Even if our customers recognize the benefits of our products, we cannot assure you that our customers will purchase them in quantities sufficient for us to be profitable or successful. We will need to invest in significant sales and marketing resources to achieve market acceptance of these products with no assurance of success. The degree of market acceptance of these products will depend on a number of factors, including:

•	perceived advantages and effectiveness of our products and their sales prices;

•	reimbursement available through Centers for Medicare and Medicaid Services, or CMS, programs for using our products; and

•	introduction and acceptance of competing products or technologies.

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

These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of the contractual arrangement. For the three and six months ended July 3, 2010, shipments of our pulse oximetry products to customers that are members of GPOs represented $44.3 million and $88.1 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our business would be harmed.

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

* Deterioration in the credit markets and the financial services industry over the past two years may negatively impact our business, results of operations, financial condition and liquidity.

Since 2008, the credit markets and the financial services industry have experienced a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity, financial condition and results of operations if our customers’ ability to borrow money from their existing lenders, or to obtain credit from other sources to purchase our products under long-term sensor agreements, were to be impaired. This credit market deterioration could affect our ability to acquire new customers for our products. In addition, the recent economic crisis could also adversely impact our suppliers’ ability to provide us with materials and components, either of which may negatively impact our ability to meet our customers’ requirements and grow our business.

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

We also have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, we would experience a significant reduction in revenue, which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers or groups of customers or that we will be able to attract and retain additional customers in the future. For the three and six months ended July 3, 2010, one of our customers represented 12.6% and 12.8%, respectively, of our total revenue. The loss of this customer could have a material adverse effect on our financial condition and results of operations.

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

During the three and six months ended July 3, 2010, our royalties from the Covidien settlement totaled $12.1 million and $25.0 million, respectively. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share. As a result, any decline in royalties that we earn under the settlement agreement in the future will have a significant impact on our revenue, gross margins, operating income and earnings per share. Under the current settlement agreement, we earn royalties on Covidien’s total U.S.-based pulse oximetry sales. The royalty rate in 2006 was nearly 20% if averaged over the entire year. The royalty rate for 2007 declined to 15%. In 2008, 2009 and through the remaining term of the settlement agreement, which will continue at least through March 14, 2011, the royalty rate is 13%, but may decline to 10%, subject to Covidien’s ability to develop new products that avoid some of our current patent coverage as negotiated in the settlement agreement. As a result, our total revenues, gross margins, operating income and earnings per share could be significantly reduced as compared to prior periods if we are unable to generate sufficient revenues and gross margins to offset either the impact of declining royalty rates or declining sales of Covidien’s pulse oximetry products in the U.S.

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

Risks Related to Our Regulatory Environment

* Our failure to obtain and maintain FDA clearances or approvals on a timely basis, or at all, would prevent us from commercializing our current or upgraded products in the United States, which could severely harm our business.

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

From our inception through July 3, 2010, we initiated four voluntary recalls of our products, none of which was material to our operating results. Each of these recalls was reported to the FDA within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

•

the federal provisions of the Health Insurance Portability and Accountability Act, or HIPAA established federal crimes for knowingly and willfully executing a scheme to defraud any health care benefit program or making false statements in connection with the delivery of or payment for health care benefits, items or services;

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

We are required to comply with federal and state laws governing the transmission, security and privacy of individually identifiable health information that we may obtain or have access to in connection with manufacture and sale of our products. We may be required to make costly system modifications to comply with the HIPAA privacy and security requirements. Our failure to comply may result in criminal and civil liability because the potential for enforcement action against business associates is greater as a result of the Health Information Technology for Economic and Clinical Health Act.

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

Prior to our initial public offering in August 2007, our stockholders owned approximately 99% of the outstanding shares of capital stock of Masimo Labs and we believe that as of July 3, 2010, a number of stockholders of Masimo Labs continued to own shares of our stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Masimo Labs. Jack Lasersohn, another member of our board of directors, also serves on the board of directors of Masimo Labs. Due to the interrelated nature of Masimo Labs with us, conflicts of interest will arise with respect to transactions involving business dealings between us and Masimo Labs, potential acquisitions of businesses or products, development of products and technology, the sale of products, markets and other matters in which our best interests and the best interests of our stockholders may conflict with the best interests of the stockholders of Masimo Labs. We cannot assure you that any conflict of interest will be resolved in our favor, or that with respect to our transactions with Masimo Labs we will negotiate terms that are as favorable to us as if such transactions were with an unaffiliated third party.

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

We derive a portion of our net sales from international operations. During the three and six months ended July 3, 2010, 28.3% and 28.7%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.

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

There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From April 4, 2010 to July 3, 2010, our closing stock price ranged from $21.18 to $26.55. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

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

As of July 3, 2010, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned 12.0% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, the stockholders may be able to exercise a significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders, some of whom have representatives sitting on our board of directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of us, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

* You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.

As of July 3, 2010, an aggregate of 13,041,768 shares of our stock were reserved for future issuance under our three equity incentive plans, 7,689,360 of which were subject to options outstanding as of that date at a weighted average exercise price of $20.42 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.

* Future resales of our stock, including those by our insiders, may cause our stock price to decline.

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

We have registered, and expect to continue to register shares reserved under our equity plans under a Registration Statement on Form S-8. All shares issued pursuant to a Registration Statement on Form S-8 can be freely sold in the public market upon issuance, subject to restrictions on our affiliates under Rule 144. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our stock.

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

MASIMO CORPORATION

Date: August 3, 2010	By:	/S/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: August 3, 2010	By:	/S/ MARK P. DE RAAD
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document

2.1	(1)†	Asset Purchase Agreement, dated December 21, 2005, between the Company, Masimo Canada ULC and Andromed Inc. (Exhibit 2.1)

2.1(a)	(1)	List briefly identifying the contents of schedules omitted from Exhibit 2.1 (Exhibit 2.1(a))

3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3	(3)	Amended and Restated Bylaws adopted on October 9, 2008 (Exhibit 3.1)

4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2	(2)	Rights Agreement, dated November 9, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)

4.3	(4)	Masimo Retirement Savings Plan. (Exhibit 4.7)

10.1	(5)#	Offer Letter, dated April 12, 2010, between Masimo Corporation and Anthony Allan (Exhibit 10.1)

10.2	(5)#	Amended and Restated 2007 Severance Protection Plan Limited Participation Agreement, dated May 17, 2010, by and between Masimo Corporation and Anthony Allan (Exhibit 10.3)

12.1		Statement Regarding the Computation of Ratio of Earnings to Fixed Charges

31.1		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2		Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1		Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (No. 333-142171) originally filed on April 17, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form S-1, as amended.
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on November 9, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(3)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on October 10, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(4)	Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed on February 11, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form S-8.

(5)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on May 18, 2010. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
†	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement have been omitted. A list identifying the contents of the omitted schedules is included as Exhibit 2.1(a). The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
#	Indicates management contract or compensatory plan.