Form 10-Q
period 2010-10-02
MASIMO CORP
filed 2010-11-03
CIK 937556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of October 2, 2010
Common stock, $0.001 par value	58,911,830

MASIMO CORPORATION

FORM 10-Q FOR THE QUARTER ENDED OCTOBER 2, 2010

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

MASIMO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share amounts)

	October 2, 2010	January 2, 2010
ASSETS
Current assets
Cash and cash equivalents	$125,407	$132,054
Short-term investments	—	56,989
Accounts receivable, net of allowance for doubtful accounts of $1,694 and $1,972 at October 2, 2010 and January 2, 2010, respectively	49,330	38,897
Royalties receivable	11,500	11,500
Inventories	43,401	31,559
Prepaid expenses	4,966	5,447
Deferred tax assets	11,586	11,585
Other current assets	1,729	1,357

Total current assets	247,919	289,388
Deferred cost of goods sold	35,334	28,163
Property and equipment, net	13,822	11,682
Deferred tax assets	11,380	11,500
Intangible assets, net	10,294	9,829
Other assets	8,117	5,783

Total assets	$326,866	$356,345

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$23,892	$16,716
Accrued compensation	19,478	17,793
Accrued liabilities	10,814	9,754
Income taxes payable	1,021	477
Deferred revenue	14,624	14,641
Current portion of capital lease obligations	54	60

Total current liabilities	69,883	59,441
Deferred revenue	1,979	270
Capital lease obligations, less current portion	134	171
Other liabilities	7,490	6,775

Total liabilities	79,486	66,657
Commitments and contingencies
Equity
Masimo Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at October 2, 2010 and January 2, 2010	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 58,911,830 and 57,876,450 shares issued and outstanding at October 2, 2010 and January 2, 2010, respectively	59	58
Treasury stock, 156,240 shares at October 2, 2010 and January 2, 2010	(1,209)	(1,209)
Additional paid-in capital	211,882	195,690
Accumulated other comprehensive income	775	63
Retained earnings	34,022	94,112

Total Masimo Corporation stockholders’ equity	245,529	288,714
Noncontrolling interest	1,851	974

Total equity	247,380	289,688

Total liabilities and equity	$326,866	$356,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Revenue:
Product	$88,823	$75,146	$262,647	$219,690
Royalty	12,165	12,295	37,186	36,812

Total revenue	100,988	87,441	299,833	256,502
Cost of goods sold	29,376	25,198	88,379	73,517

Gross profit	71,612	62,243	211,454	182,985
Operating expenses:
Research and development	9,227	7,742	27,688	22,761
Selling, general and administrative	39,547	33,476	129,862	99,122
Antitrust litigation expense (proceeds)	—	185	(30,728)	228

Total operating expenses	48,774	41,403	126,822	122,111

Operating income	22,838	20,840	84,632	60,874
Non-operating income	1,232	295	1,194	376

Income before provision for income taxes	24,070	21,135	85,826	61,250
Provision for income taxes	7,376	7,814	29,052	21,414

Net income including noncontrolling interests	16,694	13,321	56,774	39,836
Net (income) loss attributable to the noncontrolling interests	(275)	(266)	642	(668)

Net income attributable to Masimo Corporation	$16,419	$13,055	$57,416	$39,168

Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.28	$0.23	$0.98	$0.68

Diluted	$0.27	$0.22	$0.95	$0.65

Weighted average shares used in per share calculations:
Basic	58,866	57,666	58,644	57,542

Diluted	60,572	60,157	60,527	60,127

Cash dividend declared per share	$—	$—	$2.00	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	October 2, 2010	October 3, 2009
Cash flows from operating activities:
Net income including noncontrolling interests	$56,774	$39,836
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	4,755	4,512
Share-based compensation	8,887	7,903
Loss on disposal of property and equipment	—	3
Provision for doubtful accounts	129	682
Provision for obsolete inventory	448	346
Provision for warranty costs	1,790	1,582
Provision for deferred income taxes	133	—
Income tax benefit from exercise of stock options granted prior to January 1, 2006	2,072	1,403
Excess tax benefit from share-based payment arrangements	(494)	(185)
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,561)	(9,377)
Increase in royalties receivable	—	(59)
Increase in inventories	(12,290)	(4,233)
(Increase) decrease in deferred cost of goods sold	(7,201)	891
(Increase) decrease in prepaid expenses	522	(2,407)
Increase in other assets	(2,717)	(1,165)
Increase (decrease) in accounts payable	7,189	(2,124)
Increase in accrued compensation	1,650	1,191
Decrease in accrued liabilities	(734)	(48)
Increase (decrease) in income taxes payable	1,036	(9,781)
Increase (decrease) in deferred revenue	1,691	(99)
Increase in other liabilities	677	833

Net cash provided by operating activities	53,756	29,704

Cash flows from investing activities:
Purchase of short-term investments	(75,986)	—
Proceeds from sale and maturities of short-term investments	132,975	—
Purchases of property and equipment	(5,942)	(2,889)
Increase in intangible assets	(1,381)	(1,100)
(Increase) decrease in restricted cash	42	(15)

Net cash provided by (used in) investing activities	49,708	(4,004)

Cash flows from financing activities:
Repayments on long-term debt	(43)	(268)
Proceeds from issuance of common stock	6,277	1,834
Excess tax benefit from share-based payment arrangements	494	185
Dividends paid	(117,506)	—

Net cash provided by (used in) financing activities	(110,778)	1,751
Effect of foreign currency exchange rates on cash	667	325

Net increase (decrease) in cash and cash equivalents	(6,647)	27,776
Cash and cash equivalents at beginning of period	132,054	146,910

Cash and cash equivalents at end of period	$125,407	$174,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of the Company

Masimo Corporation, or the Company, is a global medical technology company that develops, manufactures and markets noninvasive patient monitoring products that improve patient care. The Company invented Masimo Signal Extraction Technology, or Masimo SET, which provides the capabilities of Measure-Through Motion and Low Perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. The Company has also developed Masimo Rainbow SET products which measure multiple blood parameters, including carboxyhemoglobin, methemoglobin, PVI, total hemoglobin and acoustic respiration rate. The Company develops, manufactures and markets a family of patient monitoring solutions which incorporate a monitor or circuit board and sensors, including both proprietary single-patient use and reusable sensors and cables. The Company considers the pulse oximetry device (monitor or circuit board), its sensors and cables and software fees to be products as defined in its condensed consolidated statements of income. The Company sells to hospitals and the alternate care market through its direct sales force and distributors, and markets its circuit boards containing the Company’s proprietary algorithm and software architecture to original equipment manufacturer, or OEM, partners.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial statements. The condensed consolidated balance sheet as of January 2, 2010 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed with the SEC on February 17, 2010. The results for the three and nine months ended October 2, 2010 are not necessarily indicative of the results to be expected for the year ending January 1, 2011 or for any other interim period or for any future year.

Fiscal Periods

The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 fiscal week quarters and one 14 fiscal week quarter. In fiscal 2009, the Company followed a 52 week fiscal calendar in which the Company’s first, second and third quarters ended on Saturday, April 4, July 4 and October 3, 2009, respectively, and its fiscal year ended on Saturday, January 2, 2010. Similar to 2009, 2010 is a 52 week fiscal calendar in which the Company’s first, second and third quarters ended on Saturday, April 3, July 3 and October 2, respectively, and its fiscal year will end on Saturday, January 1, 2011.

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

The following tables represent the Company’s fair value hierarchy for its financial assets and liabilities as of October 2, 2010 and January 2, 2010 (in thousands):

	Fair Value Measurement as of October 2, 2010 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasuries	$95,488	$—	$—	$95,488
Money Market funds	1,163	—	—	1,163

Total	$96,651	$—	$—	$96,651

	Fair Value Measurement as of January 2, 2010 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasuries	$118,986	$—	$—	$118,986
Money Market funds	1,691	—	—	1,691

Total	$120,677	$—	$—	$120,677

Short-term investments:
U.S. Treasuries	$56,989	$—	$—	$56,989

Short-term investments consisted of held-to-maturity securities with a maturity between three months and one year at the date of purchase. These held-to-maturity securities were recorded at amortized cost. The unrecognized gain or loss as of January 2, 2010 was de minimis, since the amortized cost and fair value were both $57.0 million. As of October 2, 2010, the Company did not have any held-to-maturity securities.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In January 2010, the Company adopted a recently issued accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers in and out of level 1 and level 2 fair value measurements. There have been no transfers between level 1 and level 2 inputs during the three or nine months ended October 2, 2010. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring level 2 and level 3 measurements. Since this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company’s condensed consolidated financial statements.

Revenue Recognition

The Company follows the current authoritative guidance for software revenue recognition. Based on these requirements, the Company recognizes revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. The Company enters into agreements to sell pulse oximetry and related products and services as well as multiple deliverable arrangements that include various combinations of products and services. While the majority of the Company’s sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting including: (a) whether an arrangement exists, (b) how the arrangement consideration should be allocated among the deliverables if there are multiple deliverables, (c) if fair value can be determined for each deliverable based on vendor specific objective evidence, or VSOE, (d) when to recognize revenue on the deliverables, and (e) whether undelivered elements are essential to the functionality of the delivered elements. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.

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

In situations where VSOE of fair value does not exist for undelivered elements, the entire contract product revenue and corresponding cost of goods sold are deferred until the element is delivered, VSOE of fair value is established, or the obligation to deliver the element no longer exists. For the three and nine months ended October 2, 2010, no contract product revenue was deferred related to situations where VSOE of fair value does not exist for undelivered elements and no previously deferred revenue was recognized. For the three and nine months ended October 3, 2009, $306,000 and $1.2 million, respectively, of contract product revenue was deferred related to situations where VSOE of fair value did not exist for undelivered elements and $3.4 million of previously deferred revenue was recognized. Deferred costs associated with this deferred revenue aggregating $100,000 and $451,000 was deferred in the same 2009 periods, respectively, and $1.5 million of previously deferred costs were expensed.

The Company’s distributors purchase primarily sensor products which they then resell to hospitals that are typically fulfilling their purchase obligations to the Company under the end-user hospitals’ long-term sensor purchase commitments. Upon shipment to the distributor, revenue is deferred until the Company’s commitment to its end-user hospital is fulfilled, which occurs when the sensors are sold by the distributor to the end-user hospital. The Company also provides certain end-user hospitals with the ability to purchase sensors under rebate programs. Under these programs, the end-user hospitals may earn rebates based on their purchasing activity. The Company estimates and provides allowances for these programs at the time of sale as a reduction to revenue.

The Company also earns revenue from the sale of integrated circuit boards that use the Company’s software technology and license fees for allowing certain OEMs the right to use the Company’s technology in their products. The license fee is recognized upon shipment of the OEM’s product to its customers, as represented to the Company by the OEM.

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

Changes in the product warranty accrual for the nine months ended October 2, 2010 and October 3, 2009 were as follows (in thousands):

	Nine Months Ended
	October 2, 2010	October 3, 2009
Warranty accrual, beginning of period	$354	$334
Provision for warranty costs	1,790	1,582
Warranty expenditures	(1,650)	(1,623)

Warranty accrual, end of period	$494	$293

Net Income Per Share

Basic net income per share attributable to Masimo Corporation for the three and nine months ended October 2, 2010 and October 3, 2009 is computed by dividing net income attributable to Masimo Corporation by the weighted average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation for the three and nine months ended October 2, 2010 and October 3, 2009 is computed by dividing the net income attributable to Masimo Corporation by the weighted average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the three and nine months ended October 2, 2010, options to purchase 3,643,020 and 3,189,620 shares of common stock, respectively, were not included in the computation of diluted share equivalent because the options’ exercise prices were greater than the average market price for the period. For the three and nine months ended October 3, 2009, options to purchase 2,693,230 and 2,584,730 shares of common stock, respectively, were not included in the computation of diluted share equivalent because the options’ exercise prices were greater than the average market price for the period.

The Company reduced its net income including noncontrolling interests by the amount of net (income) loss attributable to noncontrolling interests for the three and nine months ended October 2, 2010 and October 3, 2009. A reconciliation of basic and diluted net income per share attributable to Masimo Corporation is as follows (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net income attributable to stockholders of Masimo Corporation:
Net income including noncontrolling interests	$16,694	$13,321	$56,774	$39,836
Net (income) loss attributable to the noncontrolling interests	(275)	(266)	642	(668)

Net income attributable to Masimo Corporation	$16,419	$13,055	$57,416	$39,168

Basic net income per share attributable to Masimo Corporation:
Net income attributable to Masimo Corporation	$16,419	$13,055	$57,416	$39,168

Weighted average shares outstanding	58,866,464	57,665,932	58,643,799	57,541,982

Basic net income per share attributable to Masimo Corporation	$0.28	$0.23	$0.98	$0.68

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Diluted net income per share attributable to Masimo Corporation:
Weighted average shares outstanding	58,866,464	57,665,932	58,643,799	57,541,982
Diluted share equivalent: stock options	1,705,241	2,491,256	1,882,833	2,585,219

	60,571,705	60,157,188	60,526,632	60,127,201

Diluted net income per share attributable to Masimo Corporation	$0.27	$0.22	$0.95	$0.65

Dividend Payment

In February 2010, the Company declared a special $2.00 per share cash dividend, payable on March 31, 2010 to stockholders of record as of the close of business on March 11, 2010. The total dividend payout was $117.5 million, which was made from retained earnings.

Antitrust Litigation Expense (Proceeds)

The Company recorded proceeds from the antitrust litigation and related legal fees on a net basis in the condensed consolidated statements of income under antitrust litigation expense (proceeds).

Intangible Assets

Costs to renew intangibles are capitalized and amortized over the remaining useful life of the intangible. For the three and nine months ended October 2, 2010, total renewal costs capitalized for patents were $115,000 and $337,000, respectively. For the three and nine months ended October 2, 2010, total renewal costs capitalized for trademarks were $27,000 and $47,000, respectively. As of October 2, 2010, the weighted average number of years until the next renewal is one year for patents and six years for trademarks.

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

In October 2009, the FASB issued Accounting Standards Update 2009-14, or ASU No. 09-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. ASU No. 09-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU No. 09-14 is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Earlier application as of the beginning of the Company’s fiscal year is permitted, provided it has not previously issued financial statements for any period within that year. The Company believes the prospective adoption of this update, in connection with the adoption of ASU No. 09-13, will eliminate the requirement to defer the entire contract product revenue and corresponding cost of goods sold on arrangements that contain undelivered elements for which VSOE of fair value has not been established.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3. Comprehensive Income

The Company’s total comprehensive income attributable to Masimo Corporation is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net income including noncontrolling interests	$16,694	$13,321	$56,774	$39,836
Other comprehensive income:
Foreign currency translation gain	258	363	712	127

Total comprehensive income including noncontrolling interests	16,952	13,684	57,486	39,963
Net (income) loss attributable to the noncontrolling interests	(275)	(266)	642	(668)
Other comprehensive income attributable to noncontrolling interests	—	—	—	—

Comprehensive income attributable to Masimo Corporation	$16,677	$13,418	$58,128	$39,295

4. Variable Interest Entities (VIEs)

Effective January 3, 2010, the Company adopted a newly issued accounting standard which provides guidance for the consolidation of VIEs and requires an enterprise to determine whether its variable interest gives it a controlling financial interest in a VIE. This amended consolidation guidance for VIEs replaced the prior quantitative approach for identifying which enterprise should consolidate a VIE with a qualitative approach. The Company’s adoption of this standard did not change its initial assessment of its VIEs, including both Masimo Laboratories, Inc., or Masimo Labs, and SEDLine, Inc., or SEDLine. Determination about whether an enterprise should consolidate a VIE is required to be evaluated continuously as changes to existing relationships or future transactions may result in consolidating or deconsolidating the VIE.

The changes in noncontrolling interests for the consolidated VIEs from January 2, 2010 to October 2, 2010 are as follows (in thousands):

Amount
Noncontrolling interest, as of January 2, 2010	$974
Increase in additional paid-in capital of noncontrolling interest	53
Net loss attributable to noncontrolling interests	(642)
Other comprehensive income attributable to noncontrolling interests	—
Reclassification of SEDLine’s deficit noncontrolling interest upon acquisition by Masimo Corporation	1,466

Noncontrolling interest, as of October 2, 2010	$1,851

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

Under the Cross-Licensing Agreement, the Company granted Masimo Labs an exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET owned by the Company, including all improvements on this technology, for the measurement of non-vital signs parameters and to develop and sell devices incorporating Masimo SET for monitoring non-vital signs parameters in any product market in which a product is intended to be used by a patient or pharmacist rather than a professional medical caregiver. The Company refers to this market as the Labs Market. The Company also granted Masimo Labs a non-exclusive, perpetual and worldwide license, with sublicense rights to use all Masimo SET for the measurement of vital signs in the Labs Market.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company exclusively licenses from Masimo Labs the right to make and distribute products in the professional medical caregiver markets, which the Company refers to as the Masimo Market, that utilize Rainbow technology for the measurement of carbon monoxide, methemoglobin, fractional arterial oxygen saturation, and total hemoglobin, which includes hematocrit. To date, the Company has developed and commercially released devices that measure carbon monoxide, methemoglobin and total hemoglobin using licensed Rainbow technology. The Company also has the option to obtain the exclusive license to make and distribute products that utilize Rainbow technology for the measurement of other non-vital signs parameters, including blood glucose, in product markets where the product is intended to be used by a professional medical caregiver.

From May 1998 through May 2009, Masimo Labs contracted the services of the Company’s employees for the development of Rainbow technology. The Company paid Masimo Labs for the option to market and develop products based on Masimo Labs’ technology in defined markets. Through December 2005, the Company paid Masimo Labs $7.5 million in option fees. Nearly all these option fees were used by Masimo Labs to repay the Company for the services that the Company had provided to Masimo Labs. In addition, through September 2009, the Company exercised its options to three licenses, for $2.5 million each, for the right to market products based on the new carbon monoxide, methemoglobin and total hemoglobin parameter technologies developed by Masimo Labs. Effective as of January 1, 2007, the Company entered into a Services Agreement with Masimo Labs to govern the general and administrative services the Company provides to Masimo Labs.

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

The Company is also subject to certain specific annual minimum aggregate royalty payments. These minimum aggregate royalty payments were $1.25 million and $3.8 million for the three and nine months ended October 2, 2010, respectively, and $1.0 million and $3.0 million for the three and nine months ended October 3, 2009, respectively. In addition, in connection with a change in control, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for all licensed Rainbow parameters payable to Masimo Labs will increase to $15.0 million per year for 2010 and thereafter and up to $2.0 million per year for other Rainbow parameters.

In February 2009, in order to accelerate the product development of Masimo’s total hemoglobin spot check measurement device, the Masimo Board of Directors agreed to fund additional Masimo Labs’ engineering expenses. Specifically, these expenses included third party engineering materials and supplies expense as well as 50% of total Masimo Labs’ engineering and engineering related payroll expenses from April 2009 through June 2010, the completion of these product development efforts. During the three months ended October 2, 2010, Masimo Labs continued to assist the Company with other product development efforts and charge the Company accordingly. The Company expects this arrangement to continue in the future. During the three and nine months ended October 2, 2010, the total funding for additional Masimo Labs’ expenses totaled $557,000 and $2.0 million, respectively.

The condensed consolidated balance sheets include a noncontrolling interest in Masimo Labs of $1.9 million and $974,000 as of October 2, 2010 and January 2, 2010, respectively, which represents the value of common stock, additional paid in capital and retained earnings of Masimo Labs, which is not available to Masimo Corporation. In addition, the condensed consolidated balance sheets include, net of intercompany eliminations, total assets of $5.4 million and $4.9 million as of October 2, 2010 and January 2, 2010, respectively, related to Masimo Labs. Masimo Labs’ total assets as of October 2, 2010 included $2.0 million for intangible assets, $1.6 million related to deferred tax assets and $855,000 of cash and cash equivalents. Its total assets as of January 2, 2010 included $1.9 million for intangible assets and $1.6 million related to deferred tax assets. The condensed consolidated balance sheets include total liabilities, net of intercompany eliminations, of $1.2 and $1.5 million as of October 2, 2010 and January 2, 2010, respectively, related to Masimo Labs.

Pursuant to authoritative accounting guidance, Masimo Labs is consolidated within the Company’s financial statements for all periods presented. The Company was required to consolidate since it was deemed to be the primary beneficiary of Masimo Labs’ activities. This determination was based on the Company’s significant influence over the operations and decision making

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

of Masimo Labs. Accordingly, all inter-company royalties, option and license fees and other charges between the Company and Masimo Labs as well as all intercompany payables and receivables have been eliminated in the consolidation. Also, all direct engineering expenses that have been incurred by the Company and charged to Masimo Labs have not been eliminated and are included as research and development expense in the Company’s condensed consolidated statements of income. Upon consolidation, $3.1 million and $3.3 million of receivables due from the Company as of October 2, 2010 and January 2, 2010, respectively, were eliminated. Also upon consolidation, $5.8 million and $6.0 million of deferred revenue related to technology licensed to the Company as of October 2, 2010 and January 2, 2010, respectively, were eliminated. The Company has not been required to collateralize any of Masimo Labs’ obligations, and creditors of Masimo Labs have no recourse to the general credit of the Company.

For the foreseeable future, the Company anticipates that it will continue to consolidate Masimo Labs pursuant to the current authoritative accounting guidance; however, in the event that Masimo Labs is no longer considered a VIE or in the event that the Company is no longer the primary beneficiary of Masimo Labs, the Company may discontinue consolidating the entity.

SEDLine, Inc.

SEDLine, Inc., a privately held entity that was formed in the fourth quarter of 2009, is a company that designs, manufactures, markets and sells brain function monitoring technology into the hospital marketplace. During 2009, the Company made loans to SEDLine totaling $3.0 million. These loans carried an interest rate of 7% and could be converted into equity upon certain predetermined conditions. Concurrently with the loans, the Company entered into a merger agreement with SEDLine, whereby the Company could acquire SEDLine at certain predetermined valuations. In December 2009, the Company purchased two patents from SEDLine for an aggregate of $500,000.

As of January 2, 2010, the Company had no equity ownership of SEDLine, but was considered to be the primary beneficiary of SEDLine as a VIE because SEDLine had insufficient equity investment at risk. Therefore the Company was required to consolidate SEDLine’s assets, liabilities and equity. As of January 2, 2010, the condensed consolidated balance sheet includes, net of intercompany eliminations, total assets of $3.0 million related to SEDLine. Of these total assets, $1.7 million represented cash and cash equivalents, $627,000 represented inventory and $604,000 represented intangibles. In addition, as of January 2, 2010, SEDLine had $3.0 million of notes payable, including interest, to the Company, which was eliminated upon consolidation. The Company was not required to collateralize any of SEDLine’s obligations, and creditors of SEDLine had no recourse to the general credit of the Company.

On July 2, 2010, the Company acquired 100% ownership of SEDLine, which became a wholly-owned subsidiary of the Company. The Company acquired all of SEDLine’s assets upon conversion of its $3.0 million note receivable and the related accrued interest, into all authorized shares of SEDLine. In connection with this acquisition, the Company also assumed all of SEDLine’s outstanding liabilities. As of July 3, 2010, SEDLine’s deficit noncontrolling interest balance was consolidated with additional paid in capital of the Company on the condensed consolidated balance sheet.

During the six months ended July 3, 2010, SEDLine was a VIE and the Company was deemed to be the primary beneficiary. Therefore, the Company has included SEDLine’s revenue and expenses incurred during the six months ended July 3, 2010, in its condensed consolidated statement of income for the nine months ended October 2, 2010. However, during the six months ended July 3, 2010, SEDLine was a noncontrolling interest of the Company. Therefore, SEDLine’s net loss incurred during the six months ended July 3, 2010 was not included in the net income attributable to the Company for the nine months ended October 2, 2010.

As a result of the Company’s July 2, 2010 acquisition of SEDLine, SEDLine became a wholly-owned subsidiary and was no longer a noncontrolling interest of the Company. Due to SEDLine’s change in status, the Company included SEDLine’s revenue, expenses and results thereof, in its condensed consolidated statement of income for the three months ended October 2, 2010. As of October 2, 2010, all of SEDLine’s assets, liabilities and equity are consolidated with the Company, since SEDLine was a wholly-owned subsidiary.

5. Related Party Transactions

As of October 2, 2010 and January 2, 2010, the Company had amounts due from employees of $177,000 and $242,000, respectively, which are classified in other assets in the accompanying condensed consolidated balance sheets.

Since 1997, the Company’s Chief Executive Officer has been a member of the board of directors of Saba Software, Inc., a human capital development and management solutions provider. The Company paid Saba Software $0 and $1,000 during the

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

three and nine months ended October 2, 2010, respectively, and $0 and $16,000 during the three and nine months ended October 3, 2009, respectively, for various software products and services.

The Company’s Chief Executive Officer is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare, or the Masimo Foundation, a non-profit organization which was founded during the first quarter of 2010 to benefit worldwide healthcare. The Company’s Chief Financial Officer is also a Director of the Masimo Foundation. For the three and nine months ended October 2, 2010, the Company contributed a total of $0 and $10.3 million, respectively, to the Masimo Foundation, which has been recorded within selling, general and administrative expenses in the condensed consolidated statements of income.

6. Cash, Cash Equivalents and Short-Term Investments

As of October 2, 2010, the Company’s cash balance was $28.7 million, which was comprised of checking and savings accounts. Additionally, the Company had cash equivalents of $96.7 million, consisting of $95.5 million of U.S. Treasury bills with a maturity of three months or less at the date of purchase, and $1.2 million of money market funds. As of October 2, 2010, the Company had no short-term investments.

As of January 2, 2010, the Company’s cash balance was $11.4 million, which was comprised of checking and savings accounts. Additionally, the Company had cash equivalents of $120.7 million, consisting of $119.0 million of U.S. Treasury bills with a maturity of three months or less at the date of purchase, and $1.7 million of money market funds. Short-term investments of $57.0 million at January 2, 2010 consisted of U.S. Treasury bills with a maturity between three months and one year at the date of purchase. These investments were classified as held-to-maturity and recorded at amortized cost, which approximated fair value. Gross unrecognized gains or losses as of January 2, 2010 were de minimis.

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

7. Royalties Receivable

The royalty receivable of $11.5 million as of October 2, 2010 represents the Company’s estimated amount due for the three months ended October 2, 2010. Pursuant to the settlement agreement with Nellcor Puritan Bennett, Inc. (currently Covidien Ltd., or Covidien), the royalties are paid to the Company based on a percentage of sales of Covidien U.S. based pulse oximetry products. The Company recognizes royalty revenue based on the royalty rate per the settlement agreement multiplied by its estimate of Covidien’s sales for each quarter. Any adjustments to the quarterly estimate are recorded prospectively in the following quarter, when the Company receives the Covidien royalty report and payment, which is generally 60 days after the end of each of Covidien’s fiscal quarters.

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

	October 2, 2010	January 2, 2010
Raw materials	$25,384	$18,259
Work in-process	4,932	3,949
Finished goods	13,085	9,351

Total	$43,401	$31,559

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

9. Capital Lease Obligations

Capital lease obligations, classified as long-term debt, consist of the following not including interest expense (in thousands):

	October 2, 2010	January 2, 2010
Capital lease obligations	$188	$231
Less current portion of capital lease obligations	(54)	(60)

Long-term portion	$134	$171

The Company currently has six capital leases related to office equipment. These leases have interest rates ranging from 5.2% to 8.8% per year and mature on various dates from March 2011 through May 2014. As of October 2, 2010, the total future remaining interest cost under all capital leases was $11,000.

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

During the fiscal year ended January 2, 2010, the Company issued 549,923 shares of common stock as a result of stock option exercises. For the nine months ended October 2, 2010, the number and weighted average exercise price of options issued and outstanding under all stock option plans, at exercise prices ranging between $2.75 and $41.51 per share, are as follows:

	Nine Months Ended October 2, 2010
	Shares	Average Exercise Price
Options outstanding, beginning of period	8,125,871	$18.21
Granted	943,000	$26.05
Canceled	(359,670)	$25.91
Expired	(30,000)	$1.83
Exercised	(1,035,380)	$6.06

Options outstanding, end of period	7,643,821	$20.53

Options exercisable, end of period	3,490,541	$14.49
Options available for grant, end of period	5,306,938

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The weighted average fair value of options granted was $10.44 for the nine months ended October 2, 2010, and $11.67 for the nine months ended October 3, 2009.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Risk-free interest rate	1.4% to 2.0%	2.2% to 2.8%	1.4% to 2.9%	1.2% to 3.1%
Expected term	5.5 years	5.3 years	5.5 years	5.3 years
Estimated volatility	39.9% to 41.0%	42.7% to 46.1%	37.4% to 41.4%	42.7% to 55.1%
Expected dividends	0%	0%	0%	0%

In accordance with authoritative accounting pronouncements, the Company recorded share-based compensation expense of $2.6 million and $8.9 million during the three and nine months ended October 2, 2010, respectively, and $2.4 million and $7.9 million during the three and nine months ended October 3, 2009, respectively. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of October 2, 2010 was $70.6 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of October 2, 2010 was $53.1 million. The aggregate intrinsic value of options exercised during the nine months ended October 2, 2010 and October 3, 2009, was $22.1 million and $8.0 million, respectively. The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The unrecognized share-based compensation as of October 2, 2010 was $46.6 million related to unvested options granted after January 1, 2006. The weighted average remaining contractual term of options outstanding as of October 2, 2010 was 6.7 years. The weighted average remaining contractual term of options exercisable as of October 2, 2010 was 5.0 years.

11. Commitments and Contingencies

Leases

The Company leases its facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through September 2014. Certain facilities leases contain predetermined price escalations. The Company recognizes the lease costs using a straight-line method based on total lease payments. The Company also received certain leasehold improvement incentives totaling $650,000 for its headquarters facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of October 2, 2010 and January 2, 2010, rent expense accrued in excess of the amount paid aggregated $164,000 and $100,000, respectively, and is classified in other liabilities. The Company also leases automobiles in Europe and Japan that are classified as operating leases and expire at various dates through March 2014.

Future minimum lease payments under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands):

	As of October 2, 2010
	Operating Leases	Capital Leases	Total
2010 (balance of year)	$828	$18	$846
2011	3,088	58	3,416
2012	2,449	54	2,503
2013	2,308	49	2,357
2014	1,493	20	1,513
Thereafter	—	—	—

Total	$10,166	$199	$10,365

Rental expense related to operating leases was $869,000 and $2.7 million for the three and nine months ended October 2, 2010, respectively, and was $881,000 and $2.6 million for the three and nine months ended October 3, 2009, respectively.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Employee Retirement Savings Plan

In fiscal year 1996, the Company adopted the Masimo Retirement Savings Plan, or the Plan, which is a 401(k) plan covering all of the Company’s full-time U.S. employees who meet certain eligibility requirements. The Company contributes to the Plan on a discretionary basis. The Company contributed $311,000 and $875,000 to the Plan for the three and nine months ended October 2, 2010, respectively, and $302,000 and $877,000 for the three and nine months ended October 3, 2009, respectively, all in the form of matching contributions.

Employment and Severance Agreement

As of October 2, 2010, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary of $706,992 plus other benefits, with annual increases at the discretion of the Compensation Committee of the Board. The agreement with the Company, which was restated effective July 14, 2009, also provides for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement has an initial term of three years, with automatic daily renewal, unless either the Company or the executive notifies the other party of non-renewal of the agreement. Also, under this employment agreement, the key employee may be entitled to receive certain salary, equity, tax, medical and life insurance benefits if he is terminated by the Company, if he terminates his employment for good reason under certain circumstances or if there is a change in control of the Company.

As of October 2, 2010, the Company had severance plan participation agreements with three of its executive officers. The participation agreements, or Agreements, are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, or Severance Plan, which became effective on July 19, 2007 and was amended effective December 31, 2008. Under the Agreements, each executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

As of October 2, 2010, the Company had limited severance plan participation agreements with four of its executive officers. These limited participation agreements, or Limited Agreements, are governed by the terms and conditions of the Severance Plan. Under the Limited Agreements, 50% of the executive officer’s unvested and outstanding stock options will immediately vest if the executive officer is terminated by the Company upon a change in control under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

Purchase Commitments

Pursuant to contractual obligations with vendors, the Company had $46.6 million of purchase commitments as of October 2, 2010, of which at least $46.3 million is expected to be purchased within one year. The remaining $297,000 may be purchased within the next one to two years. The Company does not have any purchase commitments for more than two years. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.

Concentrations of Risk

The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. As of October 2, 2010, the Company had $28.7 million of bank balances, of which $11.4 million was covered by the Federal Deposit Insurance Corporation limit. The Company invests its excess cash deposits in U.S. Treasury bills and money market accounts with major financial institutions. As of October 2, 2010, the Company had $95.5 million in U.S. Treasury bills which are guaranteed by the U.S. federal government and $1.2 million in money market funds that are not guaranteed by the U.S. federal government.

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

The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with Group Purchasing Organizations, or GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three and nine months ended October 2, 2010, revenue from the sale of the Company’s pulse oximetry products to U.S. hospitals that are members of GPOs amounted to $45.6 million and $133.7 million, respectively. During the three and nine months ended October 3, 2009, revenue from the sale of the Company’s pulse oximetry products to U.S. hospitals that are members of GPOs amounted to $39.8 million and $121.1 million, respectively.

For the three and nine months ended October 2, 2010, sales through one of the Company’s just-in-time distributors represented 16.3% and 14.0% of the total revenue, respectively. For the three and nine months ended October 3, 2009, one of the Company’s just-in-time distributors represented 13.2% and 13.3% of the total revenue, respectively. For all periods, this particular just-in-time distributor takes and fulfills orders from the Company’s direct customers, many of whom have signed long-term sensor agreements with the Company. In the event this distributor is unable to fulfill these orders, the orders would be redirected to other distributors or fulfilled directly by the Company.

As of October 2, 2010, one just-in-time distributor represented 13% of the accounts receivable balance and one OEM partner represented 7% of the accounts receivable balance. As of January 2, 2010, one just-in-time distributor and one OEM partner each represented 6% of the accounts receivable balance.

For the three and nine months ended October 2, 2010, the Company recorded $12.1 million and $ 37.2 million, respectively, in royalty revenues from Covidien pursuant to the settlement agreement. For the three and nine months ended October 3, 2009, the Company recorded $12.3 million and $36.8 million in royalty revenues from Covidien. The current royalty agreement provides Covidien with the option to stop paying the royalty on March 14, 2011. In exchange for this royalty payment, the Company has provided Covidien the ability to ship its patent infringing product with a covenant not to sue Covidien as long as they abide by the terms of the agreement. Should Covidien decide to discontinue abiding by the terms of the current settlement agreement, including paying the required royalty payment, then the royalty payments could decline to zero.

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

On October 28, 2009, the Ninth Circuit Court of Appeals affirmed the district court’s decision that Tyco Healthcare, now Covidien, violated the antitrust laws through anticompetitive business practices related to the sale of its Nellcor pulse oximetry products. On January 11, 2010, the Company completed negotiations to resolve the merits of its antitrust litigation with Covidien, following the Ninth Circuit Court of Appeals’ October 2009 affirmance of a Federal District Court decision that Tyco Healthcare, now Covidien, violated the antitrust laws through anticompetitive business practices related to the sale of its pulse oximetry products. The judgment against Covidien for the antitrust violations was for $43.5 million; however, the total payment, after reimbursement for legal fees, costs and interest was $59.0 million. In January 2010, the Company received a total of $30.1 million which represented the portion of the total payment from Covidien less the amount paid to the law firm that handled the trial for the Company. Subsequently, on July 2, 2010, the Company received an additional $1.3 million payment from Covidien that related to the Company’s appeal attorneys’ fees and related expenses. Of this amount, the Company retained $769,000 with the remainder paid to the Company’s attorneys.

On February 3, 2009, the Company filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen Gmbh related to Philips FAST pulse oximetry technology and certain Philips patient monitors. The suit was brought in the U.S. District Court for the District of Delaware. Two patents originally asserted in this suit, related to the Company’s measure-through-motion technology, were successfully enforced in its previous suit against Nellcor. On June 15, 2009, Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen Gmbh answered the Company’s complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against the Company as well as counterclaims seeking declaratory judgments of invalidity on the patents asserted by the Company against Philips. On July 9, 2009, the Company filed its answer denying Philips’ counterclaims and asserting various defenses. The Company also asserted counterclaims against Philips for fraud, intentional interference with

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against the Company. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. The Company believes that it has good and substantial defenses to the antitrust and patent infringement claims asserted by Philips. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.

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

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands):

	Three Months Ended				Nine Months Ended
	October 2, 2010		October 3, 2009		October 2, 2010		October 3, 2009
Geographic Area by Destination
North and South America	$68,705	77.4%	$59,156	78.7%	$199,224	75.9%	$170,904	77.8%
Europe, Middle East and Africa	11,379	12.8	8,858	11.8	35,605	13.5	28,731	13.1
Asia and Australia	8,739	9.8	7,132	9.5	27,818	10.6	20,055	9.1

Total product revenues	$88,823	100%	$75,146	100%	$262,647	100%	$219,690	100%

Sales to customers located in the U.S. were $66.2 million and $190.2 million for the three and nine months ended October 2, 2010, and $57.4 million and $165.8 million for the three and nine months ended October 3, 2009, respectively.

13. Income Taxes

As of October 2, 2010, the balance of the gross unrecognized tax benefit was $8.2 million, of which $6.9 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. As of January 2, 2010, the balance of the gross unrecognized tax benefit was $8.1 million, of which $6.9 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may decrease up to $1.5 million in the next 12 months due to expiring statutes of limitations.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. For the three and nine months ended October 2, 2010, the Company credited $34,000 and expensed $135,000, respectively, for interest. For the three and nine months ended October 3, 2009, the Company expensed $83,000 and $239,000, respectively, for interest.

The Company conducts business in multiple jurisdictions, and as a result, one or more of the Company’s subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2007. All material state, local and foreign income tax matters have been concluded for years through 2003.

The provision for income taxes was $7.4 million and $29.1 million, or an effective tax rate of 30.6% and 33.9%, for the three and nine months ended October 2, 2010, respectively. The provision for income taxes was $7.8 million and $21.4 million, or an effective tax rate of 37.0% and 35.0%, for the three and nine months ended October 3, 2009, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state taxes, permanent differences between pre-tax income for financial reporting purposes and taxable income, research related tax credits, the recognition and derecognition of tax benefits related to uncertain tax positions and anticipated income in jurisdictions in which the Company does business with lower effective tax rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, which we filed with the SEC on February 17, 2010. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

We develop, manufacture and market a family of noninvasive blood constituent patient monitoring solutions that consists of a monitor or circuit board and our proprietary single-patient use and reusable sensors and cables. In addition, we offer remote-monitoring and clinician notification solutions. Although our Masimo SET platform is only operable with our proprietary sensors, our sensors have the capability to work with certain competitor pulse oximeters through the use of our adapter cables. In 2005, we launched our Masimo Rainbow SET Pulse CO-Oximetry platform utilizing licensed Rainbow technology from Masimo Labs, which enables the noninvasive and continuous measurement of not only arterial blood oxygen saturation level and pulse rate, but also carboxyhemoglobin, or carbon monoxide levels in the blood, methemoglobin (released in 2006) saturation levels in the blood and total hemoglobin (released in 2008), or the oxygen-carrying component of red blood cells. In 2007, we launched PVI, which is a measurement that quantifies changes in the plethysmographic waveform over the respiration cycle. Along with the release of our Masimo Rainbow SET Pulse CO-Oximetry products, we have developed multi-wavelength sensors that have the ability to monitor multiple parameters with a single sensor. In November 2009, we received U.S. Food and Drug Administration, or FDA, clearance for Rainbow Acoustic Monitoring for continuous and noninvasive monitoring of respiration rate, or RRa, which is the number of breaths per minute. In December 2009, we announced initial limited market release of this parameter that allowed us to evaluate the product’s performance in the field. In June 2010, we received FDA clearance for Pronto-7, a handheld device which measures total hemoglobin, and we began a full commercial release of Rainbow Acoustic Monitoring.

We have focused on building our U.S. and international sales and marketing infrastructure to market our products to end-users, such as hospitals, and to original equipment manufacturer, or OEM, partners for incorporation into their patient-monitoring products. We market our pulse oximetry products to hospitals and the alternate care market through our direct sales force, and market our circuit boards to our OEM partners. Today, the primary focus of our hospital sales force is to facilitate the conversion of hospitals to our Masimo SET or Masimo Rainbow SET products. In the U.S., we typically enter into long-term sales contracts with hospitals, pursuant to which we ship and install our pulse oximeters at no cost to the hospital in exchange for a commitment to purchase a minimum number of sensors from us over a specified period of time. With the introduction of Masimo Rainbow SET Pulse CO-Oximetry, we have established a small sales force to concentrate on the alternate care market. Over the past year, we have expanded our sales and marketing staffing levels. We supplement our direct sales with sales through our distributors who, within the U.S., function as inventory or fulfillment houses for our hospital customers. Direct and distributor sales have increased to $206.2 million, or 78.5%, of product revenue for the nine months ended October 2, 2010, from $177.0 million, or 80.6%, of product revenue for the nine months ended October 3, 2009. We expect our revenue from direct and distributor sales to continue to increase over the long term as we expand our worldwide direct sales force.

The building of our installed base of pulse oximeters and pulse oximeter circuit boards generates recurring sales of our sensors, primarily single-patient use sensors. A user of one of our pulse oximeters or our OEMs’ pulse oximeters can obtain the benefit of the Masimo SET or Masimo Rainbow SET only by using our proprietary sensors that are designed for our system. We currently estimate that our worldwide installed base was 821,000 units, based on an estimated 10 year field life assumption, as of October 2, 2010, up from 697,000 units as of October 3, 2009. We estimate our installed base to be the number of pulse oximeters and pulse oximeter circuit boards that we have shipped in the past 10 years. We expect our worldwide installed base to continue to increase as we expand our market share and expand the pulse oximetry market to other patient care settings.

Antitrust Litigation Proceeds

On January 11, 2010, we completed negotiations to resolve the merits of our antitrust litigation with Covidien and, as a result, we retained $30.1 million from a payment from Covidien following the Ninth Circuit Court of Appeals’ October 2009 affirmance of a Federal District Court decision that Tyco Healthcare, now Covidien, violated the antitrust laws through anticompetitive business practices related to the sale of its pulse oximetry products. The judgment against Covidien for the antitrust violations was for $43.5 million; however, the total payment, including reimbursement for legal fees, costs and interest was $59.0 million. Subsequently, on July 2, 2010, we received an additional $1.3 million payment from Covidien that related to our appeal attorneys’ fees and related expenses. Of this additional amount, we retained $769,000 with the remainder paid to our attorneys.

Of the total $30.8 million retained from the case, as of October 2, 2010, we spent a total of $13.0 million, including $10.3 million to establish and fund the Masimo Foundation and $2.7 million for various one-time grants, expanded clinical research activities and various one-time marketing activities. We intend to spend up to an additional $2.0 million in further marketing initiatives, expanded clinical research and other direct marketing related activities focused on expanding market awareness of our new products.

Dividend Payment

Over the past year, our Board has evaluated a variety of options to return value to shareholders, including acquisition opportunities and a stock buy-back program before concluding that a special dividend was the best and most direct way to reward shareholders for their continued investment and confidence in Masimo. Therefore, in February 2010, we declared a special $2.00 per share cash dividend, payable on March 31, 2010 to stockholders of record as of the close of business on March 11, 2010. The total dividend payout was $117.5 million.

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

The 2010 special dividend represented only a portion of our cash reserves, which the Board believes is sufficient to cover our current operational needs, and to fund continued research and development investments and current strategic initiatives.

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

Under the Cross-Licensing Agreement, we granted Masimo Labs an exclusive, perpetual and worldwide license, with sublicense rights to use all Masimo SET owned by us, including all improvements on this technology, for the measurement of non-vital signs parameters and to develop and sell devices incorporating Masimo SET for monitoring non-vital signs parameters in any product market in which a product is intended to be used by a patient or pharmacist, which we refer to as the Labs Market, rather than a professional medical caregiver. We also granted Masimo Labs a non-exclusive, perpetual and worldwide license, with sublicense rights to use all Masimo SET for the measurement of vital signs in the Labs Market.

We exclusively license from Masimo Labs the right to make and distribute products in the professional medical caregiver markets, referred to as the Masimo Market, that utilize Rainbow technology for the measurement of carbon monoxide, methemoglobin, fractional arterial oxygen saturation and total hemoglobin, which includes hematocrit. To date, we have developed and commercially released devices that measure carbon monoxide, methemoglobin and total hemoglobin using licensed Rainbow technology. We also have the option to obtain the exclusive license to make and distribute products that utilize Rainbow technology for the measurement of other non-vital signs parameters, including blood glucose, in product markets where the product is intended to be used by a professional medical caregiver.

In February 2009, in order to accelerate the product development of our total hemoglobin spot check measurement device, we agreed to fund additional Masimo Labs’ engineering expenses. Specifically, these expenses included third party engineering materials and supplies expense, as well as 50% of total Masimo Labs’ engineering and engineering related payroll expenses from April 2009 through June 2010, the completion of this product development effort. During the three months ended October 2, 2010, Masimo Labs continued to assist us with other product development efforts and charged us accordingly. We expect this arrangement to continue in the future. During the three and nine months ended October 2, 2010, the total funding for additional Masimo Labs’ expenses totaled $557,000 and $2.0 million, respectively. For additional discussion of Masimo Labs, see note 4 to the condensed consolidated financial statements.

For the foreseeable future, we anticipate that we will continue to consolidate Masimo Labs pursuant to the current authoritative accounting guidance; however, in the event that Masimo Labs is no longer considered a variable interest entity, or VIE, or in the event that we are no longer the primary beneficiary of Masimo Labs, we may discontinue consolidating the entity.

SEDLine, Inc.

SEDLine, Inc., or SEDLine, a privately held entity that was formed in the fourth quarter of 2009, is a company that designs, manufactures, markets and sells brain function monitoring technology into the hospital marketplace. During 2009, we made loans to SEDLine totaling $3.0 million. These loans carried an interest rate of 7% and could be converted into equity upon certain predetermined conditions. Concurrently with the loans, we entered into a merger agreement with SEDLine, whereby we could acquire SEDLine at certain predetermined valuations. In December 2009, we purchased two patents from SEDLine for an aggregate of $500,000.

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

	Three months ended				Nine months ended
	October 2, 2010	% of Revenue	October 3, 2009	% of Revenue	October 2, 2010	% of Revenue	October 3, 2009	% of Revenue
Revenue:
Product	$88,823	88.0%	$75,146	85.9%	$262,647	87.6%	$219,690	85.6%
Royalty	12,165	12.0	12,295	14.1	37,186	12.4	36,812	14.4

Total revenue	100,988	100.0	87,441	100.0	299,833	100.0	256,502	100.0
Cost of goods sold	29,376	29.1	25,198	28.8	88,379	29.5	73,517	28.7

Gross profit	71,612	70.9	62,243	71.2	211,454	70.5	182,985	71.3
Operating expenses:
Research and development	9,227	9.1	7,742	8.9	27,688	9.2	22,761	8.9
Selling, general and administrative	39,547	39.2	33,476	38.3	129,862	43.3	99,122	38.6
Antitrust litigation expense (proceeds)	—	—	185	0.2	(30,728)	(10.2)	228	0.1

Total operating expenses	48,774	48.3	41,403	47.4	126,822	42.3	122,111	47.8

	Three months ended				Nine months ended
	October 2, 2010	% of Revenue	October 3, 2009	% of Revenue	October 2, 2010	% of Revenue	October 3, 2009	% of Revenue
Operating income	22,838	22.6	20,840	23.8	84,632	28.2	60,874	23.7
Non-operating income	1,232	1.2	295	0.3	1,194	0.4	376	0.2

Income before provision for income taxes	24,070	23.8	21,135	24.2	85,826	28.6	61,250	23.9
Provision for income taxes	7,376	7.3	7,814	8.9	29,052	9.7	21,414	8.3

Net income including noncontrolling interests	16,694	16.5	13,321	15.3	56,774	18.9	39,836	15.6
Net (income) loss attributable to the noncontrolling interests	(275)	(0.3)	(266)	(0.3)	642	0.2	(668)	(0.3)

Net income attributable to Masimo Corporation	$16,419	16.3%	$13,055	15.0%	$57,416	19.1%	$39,168	15.3%

Comparison of the Three Months ended October 2, 2010 to the Three Months ended October 3, 2009

Revenue. Total revenue increased $13.6 million, or 15.5%, to $101.0 million for the three months ended October 2, 2010 from $87.4 million for the three months ended October 3, 2009.

Product revenues increased $13.7 million, or 18.2%, to $88.8 million in the three months ended October 2, 2010 from $75.1 million in the three months ended October 3, 2009. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 821,000 units at October 2, 2010 up from 697,000 units at October 3, 2009. Contributing to the increase in our product revenue was our Rainbow technology product revenues which increased $5.9 million, or 98.7%, to $11.9 million in the three months ended October 2, 2010 from $6.0 million in the three months ended October 3, 2009. Revenue generated through our direct and distribution sales channels increased $10.0 million, or 16.7%, to $70.1 million for the three months ended October 2, 2010 compared to $60.1 million for the three months ended October 3, 2009. During the three months ended October 2, 2010, revenues from our OEM channel increased $3.7 million, or 24.3%, to $18.7 million from $15.0 million in the three months ended October 3, 2009.

Our royalty revenue decreased $130,000 to $12.2 million in the three months ended October 2, 2010 from $12.3 million in the three months ended October 3, 2009. For the three months ended October 2, 2010 and October 3, 2009, our reported Covidien royalties were based upon an estimate of Covidien’s U.S. pulse oximeter sales for that period and the contractual royalty rate as prescribed by the 2006 settlement agreement.

Cost of Goods Sold. Cost of goods sold increased $4.2 million to $29.4 million in the three months ended October 2, 2010 from $25.2 million in the three months ended October 3, 2009. Our total gross margin decreased to 70.9% for the three months ended October 2, 2010 from 71.2% for the three months ended October 3, 2009. Excluding royalties, product gross margin increased by 0.4% to 66.9% for the three months ended October 2, 2010 from 66.5% for the three months ended October 3, 2009. This increase was primarily due to a favorable product mix resulting from increased sales of Rainbow related products. We incurred $1.3 million and $1.0 million in Masimo Labs’ royalty expenses for the three months ended October 2, 2010 and October 3, 2009, respectively, which have been eliminated in our condensed consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 65.5% and 65.1% for the three months ended October 2, 2010 and October 3, 2009, respectively.

Research and Development. Research and development expenses increased $1.5 million, or 19.2%, to $9.2 million for the three months ended October 2, 2010 from $7.7 million for the three months ended October 3, 2009. The increase was primarily due to increased payroll and payroll related costs of $1.2 million, associated with increased research and development staffing levels. Included in these total research and development expenses are $572,000 and $62,000 of engineering expenses incurred by our variable interest entity for the three months ended October 2, 2010 and October 3, 2009, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $6.0 million, or 18.1%, to $39.5 million for the three months ended October 2, 2010 from $33.5 million for the three months ended October 3, 2009. The increase was primarily due to a $2.5 million increase in payroll and related costs, and a $1.5 million increase in travel related expenses, both associated with increased staffing levels. In addition, legal expense for ongoing litigation increased $849,000 and we incurred $703,000 in various one-time grants and marketing initiatives related to our plans to reinvest a portion of the January 2010 anti-trust settlement payment. Included in these total selling, general and administrative expenses are $466,000 and $380,000 of direct expenses incurred by our variable interest entity for the three months ended October 2, 2010 and October 3, 2009, respectively.

Non-Operating income. Non-operating income was $1.2 million for the three months ended October 2, 2010, as compared to $295,000 for the three months ended October 3, 2009. This increase in income of $905,000 was primarily due to an increase in realized and unrealized gains on foreign currency denominated transactions resulting from a weakening of the U.S. dollar against the Euro and Japanese yen.

Provision for Income Taxes. Our provision for income taxes was $7.4 million for the three months ended October 2, 2010 compared to $7.8 million for the three months ended October 3, 2009. Our effective tax rate decreased to 30.6% for the three months ended October 2, 2010, compared to 37.0% for the three months ended October 3, 2009. This decrease in the effective tax rate was due primarily to the decrease of uncertain tax liabilities as a result of an expiring statute of limitations and the change in income in jurisdictions in which we do business. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law, the recognition and derecognition of tax benefits associated with uncertain tax positions, and the geographic composition of pre-tax income.

Comparison of the Nine Months ended October 2, 2010 to the Nine Months ended October 3, 2009

Revenue. Total revenue increased $43.3 million, or 16.9%, to $299.8 million for the nine months ended October 2, 2010 from $256.5 million for the nine months ended October 3, 2009.

Product revenues increased $42.9 million, or 19.6%, to $262.6 million in the nine months ended October 2, 2010, from $219.7 million in the nine months ended October 3, 2009. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 821,000 units at October 2, 2010 up from 697,000 units at October 3, 2009. Contributing to the increase in our product revenue was our Rainbow technology product revenues which increased $10.8 million, or 79.5%, to $24.5 million in the nine months ended October 2, 2010, from $13.7 million in the nine months ended October 3, 2009. Revenue generated through our direct and distribution sales channels increased $29.2 million, or 16.5%, to $206.2 million for the nine months ended October 2, 2010 compared to $177.0 million for the nine months ended October 3, 2009. During the nine months ended October 2, 2010 revenues from our OEM channel increased $13.7 million, or 32.3%, to $56.4 million from $42.7 million in the nine months ended October 3, 2009.

Our royalty revenue increased $375,000 to $37.2 million in the nine months ended October 2, 2010 from $36.8 million in the nine months ended October 3, 2009. For the nine months ended October 2, 2010 and October 3, 2009, our reported Covidien royalties were based upon an estimate of Covidien’s U.S. pulse oximeter sales for that period and the contractual royalty rate as prescribed by the 2006 settlement agreement.

Cost of Goods Sold. Cost of goods sold increased $14.9 million to $88.4 million in the nine months ended October 2, 2010 from $73.5 million in the nine months ended October 3, 2009. Our total gross margin decreased 0.8% to 70.5% for the nine months ended October 2, 2010 from 71.3% for the nine months ended October 3, 2009. Excluding royalties, product gross margin decreased 0.1% to 66.4% for the nine months ended October 2, 2010 from 66.5% for the nine months ended October 3, 2009. This decrease was primarily due to lower manufacturing absorption levels, but partially offset by a favorable product mix resulting from increased sales of Rainbow related products. We incurred $3.8 million and $3.0 million in Masimo Labs’ royalty expenses for the nine months ended October 2, 2010 and October 3, 2009, respectively, which have been eliminated in our condensed consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 64.9% and 65.2% for the nine months ended October 2, 2010 and October 3, 2009, respectively.

Research and Development. Research and development expenses increased $4.9 million, or 21.6%, to $27.7 million for the nine months ended October 2, 2010, from $22.8 million for the nine months ended October 3, 2009. The increase was due to increased payroll and payroll related costs of $2.9 million, associated with increased research and development staffing levels. In addition, new project costs and engineering supplies increased $2.3 million related to new product development and clinical trials. Included in these total research and development expenses are $2.0 million and $1.5 million of engineering expenses incurred by our variable interest entities for both the nine months ended October 2, 2010 and October 3, 2009, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $30.8 million, or 31.0%, to $129.9 million for the nine months ended October 2, 2010 from $99.1 million for the nine months ended October 3, 2009. The increase was primarily due to $13.0 million of one-time expenses, comprised of a $10.3 million contribution to establish the Masimo Foundation, and $2.7 million in various one-time grants and marketing initiatives related to our goal to reinvest a portion of the $30.1 million payment we received in January 2010, following the Ninth Circuit Court of Appeals’ October 2009 affirmance of a Federal District Court judgment in our favor that Tyco Healthcare, now Covidien, violated the antitrust laws through anticompetitive business practices related to the sale of its pulse oximetry products. Excluding the impact of these one-time expenses, total selling, general and administrative expenses increased $17.8 million, or 17.9%, to $116.9 million for the nine months ended October 2, 2010 compared to the same prior period ended October 3, 2009. This increase was due primarily to increased payroll and related costs of $10.6 million and $3.2 million of increased travel related expenses, both associated with increased staffing levels. In addition, customer training increased $709,000 and expenses related to distribution of new product samples increased $666,000, both resulting from growth of the business. Included in these total selling, general and administrative expenses are $1.7 million and $740,000 of direct expenses incurred by our variable interest entities for the nine months ended October 2, 2010 and October 3, 2009, respectively.

Antitrust litigation expenses (proceeds). Antitrust litigation net proceeds were $30.7 million for the nine months ended October 2, 2010, as compared to expenses of $228,000 for the nine months ended October 3, 2009. The change was due to retaining a total of $30.8 million from payments from Covidien during the nine months ended October 2, 2010 relating to the settlement of the anti-trust litigation with Covidien. This settlement followed the Ninth Circuit Court of Appeals’ October 2009 affirmance of a Federal District Court decision that Tyco Healthcare, now Covidien, violated the antitrust laws through anticompetitive business practices related to the sale of its pulse oximetry products.

Non-Operating income. Non-operating income was $1.2 million for the nine months ended October 2, 2010, as compared to $376,000 for the nine months ended October 3, 2009. This increase in income of $824,000 was primarily due to an increase in realized and unrealized gains on foreign currency denominated transactions resulting from a weakening of the U.S. dollar against the Euro and Japanese yen.

Provision for Income Taxes. Our provision for income taxes was $29.1 million for the nine months ended October 2, 2010 compared to $21.4 million for the nine months ended October 3, 2009. Our effective tax rate decreased to 33.9% for the nine months ended October 2, 2010, compared to 35.0% for the nine months ended October 3, 2009. This decrease in the effective tax rate was due primarily to the decrease of uncertain tax liabilities as a result of an expiring statute of limitations and the change in income in jurisdictions in which we do business. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law, the recognition and derecognition of tax benefits associated with uncertain tax positions, and the geographic composition of pre-tax income.

Net (income) loss attributable to the noncontrolling interests. Net loss attributable to the noncontrolling interests was $642,000 for the nine months ended October 2, 2010, as compared to net income of $668,000 for the nine months ended October 3, 2009. This net change of $1.3 million was primarily due to the addition of SEDLine’s $1.5 million loss for the nine months ended October 2, 2010, as compared to $0 for the nine months ended October 3, 2009. Also, Masimo Labs had income of $823,000 for the nine months ended October 2, 2010, as compared to $668,000 for the same prior year period. On July 2, 2010, we acquired 100% ownership of SEDLine, which became a wholly-owned subsidiary of ours and was no longer considered a noncontrolling interest. Therefore, in our condensed consolidated statements of income for the nine months ended October 2, 2010, we absorbed SEDLine’s revenue and expenses incurred subsequent to this acquisition. For the nine months ended October 2, 2010 and October 3, 2009, we did not absorb any of the income of Masimo Labs in the calculation of our net income attributable to Masimo Corporation.

Liquidity and Capital Resources

As of October 2, 2010, we had cash and cash equivalents of $125.4 million, of which $95.5 million was invested in U.S. Treasury bills, $1.2 million was in money market accounts with major financial institutions and $28.7 million was in checking accounts and certificates of deposit. We carry cash equivalents at cost which approximates fair value.

The cash, cash equivalent and short-term investment balance declined to $125.4 million as of October 2, 2010, from $189.0 million as of January 2, 2010, primarily due to the dividend payment of $117.5 million in March 2010, offset by $30.8 million of antitrust litigation net proceeds. During the three months ended October 2, 2010, we received $12.2 million from Covidien for royalties related to their sales. We expect to continue to receive a royalty based on Covidien’s pulse oximetry products sales in the U.S., through the term of the royalty agreement and at least through March 14, 2011. The royalty rate is currently 13%, but may decline to 10%, subject to Covidien’s ability to develop new products or technologies that avoid some of our current patent coverage as negotiated in our settlement agreement with Covidien. Should Covidien discontinue paying the royalty payment after March 14, 2011, our royalty revenue will decline to zero, which would have a material impact on our cash flow from operations and condensed consolidated financial statements.

Cash Flows from Operating Activities. Cash provided by operating activities was $53.8 million in the nine months ended October 2, 2010. The source of cash consists primarily of net income including noncontrolling interests of $56.8 million, non-cash share-based compensation of $8.9 million, an increase in accounts payable of $7.2 million due to continued growth of our business and recent inventory purchases in anticipation of future demand for our products, and depreciation and amortization expense of $4.8 million. These sources of cash were partially offset by an increase in inventory of $12.3 million to meet the anticipated future demand for our products for both the sale and placement at hospitals under our long-term sensor agreements, an increase in accounts receivable of $10.6 million due to both timing of collections and growth of our business, an increase in deferred cost of goods sold of $7.2 million as a result of continued shipments of equipment to customers pursuant to long-term sensor agreements.

Cash provided by operating activities was $29.7 million in the nine months ended October 3, 2009. The source of cash consists primarily of net income including noncontrolling interests of $39.8 million, non-cash share-based compensation of $7.9 million, and depreciation and amortization expense of $4.5 million. These sources of cash were partially offset by a net decrease in income tax liability of $9.8 million, resulting primarily from tax payments of $30.6 million, offset by our tax provision accrual of $21.4 million, during the nine months ended October 3, 2009. In addition, uses of cash included an increase in accounts receivable of $9.4 million due to both timing of collections and growth of our business and an increase in inventory of $4.2 million to meet the increasing demand for our products for both sale and placement at hospitals under our long-term sensor agreements.

Cash Flows from Investing Activities. Cash provided by investing activities for the nine months ended October 2, 2010 was $49.7 million consisting of sales and maturities of short-term investments of $133.0 million, offset by purchases of short-term investments of $76.0 million, due to our investment strategy of obtaining higher interest rates while preserving capital. Additionally, we used $5.9 million of cash to purchase property and equipment to support our manufacturing operations. Cash used in investing activities for the nine months ended October 3, 2009 was $4.0 million consisting primarily of $2.9 million of property and equipment purchases related primarily to assets to support our manufacturing operations and $1.1 for the increase in intangible assets related to capitalized patent related expenses.

Cash Flows from Financing Activities. Cash used in financing activities for the nine months ended October 2, 2010 was $110.8 million, primarily due to $117.5 million of dividend payments, offset by $6.3 million of proceeds from the issuance of common stock associated with the exercise of stock options. Cash provided by financing activities for the nine months ended October 3, 2009 was $1.8 million, primarily due to proceeds from stock option exercises.

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

Current Financing Arrangements. As of October 2, 2010, we had capital leases related to office equipment with an outstanding balance of $188,000 and total remaining interest of $11,000. We had no other debt obligations.

Dividend Payment. In February 2010, we declared a special $2.00 per share cash dividend, payable on March 31, 2010 to stockholders of record as of the close of business on March 11, 2010. The total dividend payout was $117.5 million. This special dividend represented only a portion of our cash reserves, which our Board believes is sufficient to cover current operational needs, and fund continued research and development investments and our current strategic initiatives.

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

In October 2009, the FASB issued Accounting Standards Update 2009-14, or ASU No. 09-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. ASU No. 09-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU No. 09-14 is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Earlier application as of the beginning of our fiscal year is permitted, provided we have not previously issued financial statements for any period within that year. We believe the prospective adoption of this update, in connection with the adoption of ASU No. 09-13, will eliminate the requirement to defer the entire contract product revenue and corresponding cost of goods sold on arrangements that contain undelivered elements for which VSOE of fair value has not been established.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuation in interest expense is limited to our outstanding capital lease arrangements, which have fixed interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at October 2, 2010. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.

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

Our primary foreign currency exchange rate exposures are with the Euro, the Japanese yen, the Canadian dollar, the British pound and the Australian dollar against the U.S. dollar. Foreign currency exchange rates have experienced significant movements recently and may continue in the future. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of a 10% change in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. dollar). As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended October 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 3, 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen Gmbh related to Philips FAST pulse oximetry technology and certain Philips patient monitors. The suit was brought in the U.S. District Court for the District of Delaware. Two patents originally asserted in this suit, related to our measure-through motion technology, were successfully enforced in our previous suit against Nellcor. On June 15, 2009, Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen Gmbh answered our complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against us as well as counterclaims seeking declaratory judgments of invalidity on the patents asserted by us against Philips. On July 9, 2009, we filed our answer denying Philips’ counterclaims and asserting various defenses. We also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against us. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. On October 4, 2010, the Court limited the number of patents to be construed to four for us and three for Philips. And, on October 6, the Court denied Philips’ motion to bifurcate and stay damages in the patent case. We believe that we have good and substantial defenses to the antitrust and patent infringement claims asserted by Philips. There is no guarantee that we will prevail in this suit or receive any damages or other relief if it does prevail.

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

These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of the contractual arrangement. For the three and nine months ended October 2, 2010, shipments of our pulse oximetry products to customers that are members of GPOs represented $45.6 million and $133.7 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our business would be harmed.

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

* The loss of any large customer, or distributor, or any cancellation or delay of a significant purchase by a large customer could reduce our net sales and harm our operating results.

We also have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we would experience a significant reduction in revenue, which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers or groups of customers, or distributors, or that we will be able to attract and retain additional customers or distributors in the future. For the three and nine months ended October 2, 2010, one of our just-in-time distributors represented 16.3% and 14.0%, respectively, of our total revenue. The loss of any large customer or distributor could have a material adverse effect on our financial condition and results of operations.

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

During the three and nine months ended October 2, 2010, our royalties from the Covidien settlement totaled $12.2 million and $37.2 million, respectively. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share. As a result, any decline in royalties that we earn under the settlement agreement in the future will have a significant impact on our revenue, gross margins, operating income and earnings per share. Under the current settlement agreement, we earn royalties on Covidien’s total U.S.-based pulse oximetry sales. The royalty rate in 2006 was nearly 20% if averaged over the entire year. The royalty rate for 2007 declined to 15%. In 2008, 2009 and through the remaining term of the settlement agreement, which will continue at least through March 14, 2011, the royalty rate is 13%, but may decline to 10%, subject to Covidien’s ability to develop new products that avoid some of our current patent coverage as negotiated in the settlement agreement. As a result, our total revenues, gross margins, operating income and earnings per share could be significantly reduced as compared to prior periods if we are unable to generate sufficient revenues and gross margins to offset either the impact of declining royalty rates or declining sales of Covidien’s pulse oximetry products in the U.S.

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

We believe that the success of our business depends, in significant part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. We were previously involved in significant litigation to protect our patent position and may be required to engage in further litigation. In 2006, we settled a costly, six-year lawsuit against Mallinckrodt, Inc., part of Tyco Healthcare (currently Covidien Ltd.), and one of its subsidiaries, Nellcor Puritan Bennett, Inc., in which we claimed that Covidien was infringing some of our pulse oximetry signal processing patents. On February 3, 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen Gmbh related to Philips FAST pulse oximetry technology and certain Philips patient monitors. Two patents originally asserted in this suit, related to our measure-through-motion technology, were successfully enforced in a previous suit by us against Nellcor. On June 15, 2009, Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen Gmbh answered our complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against us as well as counterclaims seeking declaratory judgments of invalidity on the patents asserted by us against Philips. On July 9, 2009, we filed our answer denying Philips’ counterclaims and asserting various defenses. We also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against us. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. On October 4, 2010, the Court limited the number of patents to be construed to four for us and three for Philips. And, on October 6, the Court denied Philips’ motion to bifurcate and stay damages in the patent case. Both Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen Gmbh are associated with Philips Medical Systems, an OEM partner of ours.

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

From our inception through October 2, 2010, we initiated four voluntary recalls of our products, none of which was material to our operating results. Each of these recalls was reported to the FDA within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Masimo Labs and we believe that as of October 2, 2010, a number of stockholders of Masimo Labs continued to own shares of our stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Masimo Labs. Jack Lasersohn, another member of our board of directors, also serves on the board of directors of Masimo Labs. Due to the interrelated nature of Masimo Labs with us, conflicts of interest will arise with respect to transactions involving business dealings between us and Masimo Labs, potential acquisitions of businesses or products, development of products and technology, the sale of products, markets and other matters in which our best interests and the best interests of our stockholders may conflict with the best interests of the stockholders of Masimo Labs. We cannot assure you that any conflict of interest will be resolved in our favor, or that with respect to our transactions with Masimo Labs we will negotiate terms that are as favorable to us as if such transactions were with another third party.

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

Currently, we are required to consolidate Masimo Labs within our financial statements. Accordingly, the royalties that we owe to Masimo Labs are eliminated in our consolidated financial statements presented within this Quarterly Report on Form 10-Q and our other periodic reports and the gross profit margins reported in our consolidated financial results do not include the royalty expense that we pay to Masimo Labs. We are also obligated to include, and have included, Masimo Labs’ engineering and administrative expenses in our reported engineering and administrative expenses. If our financial statements were not consolidated with Masimo Labs, our reported cost of goods sold would increase and our reported engineering and administrative expenses would decrease. To date, the amount of royalty expense has approximated the amount of engineering and administrative expense and therefore, the net impact to our consolidated financial statements has not been significant. However, in the future, depending upon the success of Rainbow products and the royalties earned by Masimo Labs on those revenues, it is possible that the royalty expense will grow at a rate higher than the growth of engineering and administrative expenses. In the event the net impact on our consolidated results is material, we will reflect the amount of Masimo Labs income through our condensed consolidated statements of income as an element of noncontrolling interest income. As a result, despite the current requirement to consolidate, any profit in our consolidated financial results that is attributable to Masimo Labs will be separately identified.

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

We derive a portion of our net sales from international operations. During the three and nine months ended October 2, 2010, 25.4% and 27.6%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.

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

As a public company, we are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner and meet our reporting obligations in their entirety could subject us to penalties under federal securities laws and regulations of The Nasdaq Stock Market, LLC expose us to lawsuits and restrict our ability to access financing on favorable terms, or at all.

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

There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From July 4, 2010 to October 2, 2010, our closing stock price ranged from $21.86 to $28.10. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

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

As of October 2, 2010, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned 12.1% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, the stockholders may be able to exercise a significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders, some of whom have representatives sitting on our board of directors, could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of us, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

* You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.

As of October 2, 2010, an aggregate of 12,950,759 shares of our stock were reserved for future issuance under our three equity incentive plans, 7,643,821 of which were subject to options outstanding as of that date at a weighted average exercise price of $20.53 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.

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

MASIMO CORPORATION

Date: November 2, 2010	By:	/S/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: November 2, 2010	By:	/S/ MARK P. DE RAAD
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document

2.1	(1)†	Asset Purchase Agreement, dated December 21, 2005, between the Company, Masimo Canada ULC and Andromed Inc. (Exhibit 2.1)

2.1(a)	(1)	List briefly identifying the contents of schedules omitted from Exhibit 2.1 (Exhibit 2.1(a))

3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3	(3)	Amended and Restated Bylaws adopted on October 9, 2008 (Exhibit 3.1)

4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2	(2)	Rights Agreement, dated November 9, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)

4.3	(4)	Masimo Retirement Savings Plan. (Exhibit 4.7)

10.1	(5)	Confidential Settlement Agreement and Mutual Release, dated July 13, 2010, by and between the Company and Hygia Health Services, Inc. (Exhibit 10.1)

12.1		Statement Regarding the Computation of Ratio of Earnings to Fixed Charges

31.1		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2		Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1		Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (No. 333-142171) originally filed on April 17, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form S-1, as amended.
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on November 9, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(3)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on October 10, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(4)	Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed on February 11, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form S-8.

(5)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on July 22, 2010. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
†	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement have been omitted. A list identifying the contents of the omitted schedules is included as Exhibit 2.1(a). The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.