Form 10-Q
period 2011-04-02
MASIMO CORP
filed 2011-05-04
CIK 937556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of April 2, 2011
Common stock, $0.001 par value	59,736,034

MASIMO CORPORATION

FORM 10-Q FOR THE QUARTER ENDED APRIL 2, 2011

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

MASIMO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share amounts)

	April 2, 2011	January 1, 2011
ASSETS
Current assets
Cash and cash equivalents	$105,604	$88,305
Accounts receivable, net of allowance for doubtful accounts of $1,787 and $1,720 at April 2, 2011 and January 1, 2011, respectively	51,886	49,694
Royalties receivable	11,772	12,000
Inventories	42,163	45,028
Prepaid expenses	4,881	7,887
Deferred tax assets	12,541	12,555
Other current assets	2,940	2,136

Total current assets	231,787	217,605
Deferred cost of goods sold	51,918	47,184
Property and equipment, net	15,249	15,951
Intangible assets, net	10,462	10,497
Deferred tax assets	12,576	12,560
Other assets	5,996	6,438

Total assets	$327,988	$310,235

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$17,791	$22,150
Accrued compensation	14,253	21,074
Accrued liabilities	9,869	9,832
Income taxes payable	4,490	722
Deferred revenue	16,694	16,369
Current portion of capital lease obligations	46	50

Total current liabilities	63,143	70,197
Deferred revenue	1,390	1,554
Capital lease obligations, less current portion	110	122
Other liabilities	8,669	8,323

Total liabilities	73,312	80,196
Commitments and contingencies
Equity
Masimo Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at April 2, 2011 and January 1, 2011	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 59,736,034 and 59,462,969 shares issued and outstanding at April 2, 2011 and January 1, 2011, respectively	60	59
Treasury stock, 156,240 shares at April 2, 2011 and January 1, 2011	(1,209)	(1,209)
Additional paid-in capital	228,796	222,206
Accumulated other comprehensive income	797	925
Retained earnings	23,677	5,664

Total Masimo Corporation stockholders’ equity	252,121	227,645
Noncontrolling interest	2,555	2,394

Total equity	254,676	230,039

Total liabilities and equity	$327,988	$310,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except per share amounts)

	Three Months Ended
	April 2, 2011	April 3, 2010
Revenue:
Product	$101,577	$85,866
Royalty	11,465	12,899

Total revenue	113,042	98,765
Cost of goods sold	36,210	29,228

Gross profit	76,832	69,537
Operating expenses:
Selling, general and administrative	41,468	49,311
Research and development	9,975	9,410
Antitrust litigation proceeds	—	(29,968)

Total operating expenses	51,443	28,753

Operating income	25,389	40,784
Non-operating income (expense)	194	(347)

Income before provision for income taxes	25,583	40,437
Provision for income taxes	7,429	14,273

Net income including noncontrolling interests	18,154	26,164
Net (income) loss attributable to the noncontrolling interests	(141)	546

Net income attributable to Masimo Corporation	$18,013	$26,710

Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.30	$0.46

Diluted	$0.30	$0.44

Weighted average shares used in per share calculations:
Basic	59,598	58,267

Diluted	60,991	60,464

Cash dividend declared per share	$—	$2.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net income including noncontrolling interests	$18,154	$26,164
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,044	1,577
Share-based compensation	3,433	2,818
Provision for doubtful accounts	72	233
Provision for obsolete inventory	376	249
Provision for warranty costs	699	619
Income tax benefit from exercise of stock options granted prior to January 1, 2006	751	555
Excess tax deficit (benefit) from share-based payment arrangements	198	(1,383)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,263)	(7,375)
(Increase) decrease in royalties receivable	228	(500)
(Increase) decrease in inventories	2,489	(2,388)
Increase in deferred cost of goods sold	(4,673)	(1,902)
Decrease in prepaid expenses	3,028	1,375
Increase in other assets	(356)	(1,013)
Increase (decrease) in accounts payable	(4,375)	4,256
Decrease in accrued compensation	(6,981)	(2,646)
Decrease in accrued liabilities	(721)	(724)
Increase in income taxes payable	3,555	11,401
Increase in deferred revenue	161	4,429
Increase in other liabilities	361	313

Net cash provided by operating activities	16,180	36,058

Cash flows from investing activities:
Purchase of short-term investments	—	(75,986)
Proceeds from sale and maturities of short-term investments	—	56,989
Purchases of property and equipment	(808)	(1,885)
Increase in intangible assets	(498)	(264)

Net cash used in investing activities	(1,306)	(21,146)

Cash flows from financing activities:
Repayments of capital lease obligations	(16)	(15)
Proceeds from issuance of common stock	2,628	5,354
Excess tax (deficit) benefit from share-based payment arrangements	(198)	1,383
Dividends paid	—	(117,506)

Net cash provided by (used in) financing activities	2,414	(110,784)
Effect of foreign currency exchange rates on cash	11	(29)

Net increase (decrease) in cash and cash equivalents	17,299	(95,901)
Cash and cash equivalents at beginning of period	88,305	132,054

Cash and cash equivalents at end of period	$105,604	$36,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of the Company

Masimo Corporation, or the Company, is a global medical technology company that develops, manufactures and markets noninvasive patient monitoring products that help clinicians improve patient care. The Company invented Masimo Signal Extraction Technology, or Masimo SET, which provides the capabilities of Measure-Through Motion and Low Perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. The Company has also developed Masimo rainbow® SET products which monitor multiple blood measurements, including carboxyhemoglobin, methemoglobin, Pleth Variability Index, total hemoglobin, acoustic respiration rate and Halo Index. The Company develops, manufactures and markets a family of patient monitoring solutions which incorporate a monitor or circuit board and sensors, including both proprietary single-patient use and reusable sensors and cables. The Company considers the pulse oximetry device (monitor or circuit board), its sensors and cables and software fees to be products as defined in its condensed consolidated statements of income. The Company sells to hospitals and the alternate care market through its direct sales force and distributors, and markets its circuit boards containing the Company’s proprietary algorithm and software architecture to original equipment manufacturer, or OEM, partners.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial statements. The condensed consolidated balance sheet as of January 1, 2011 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed with the SEC on February 16, 2011. The results for the three months ended April 2, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or for any future year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the variable interest entities, or VIEs, of which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation. In accordance with GAAP, current authoritative guidance is applied when determining whether an entity is subject to consolidation.

Fiscal Periods

The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 fiscal week quarters and one 14 fiscal week quarter. In fiscal 2010, the Company followed a 52 week fiscal calendar in which the Company’s first, second and third quarters ended on Saturday, April 3, July 3 and October 2, 2010, respectively, and its fiscal year ended on Saturday, January 1, 2011. Similar to fiscal 2010, fiscal 2011 will be on a 52 week fiscal calendar in which the Company’s first quarter ended on Saturday April 2, 2011 and the second and third quarters will end on Saturday, July 2 and October 1, 2011, respectively, and its fiscal year will end on Saturday, December 31, 2011.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this guidance as to specific assets or liabilities. There were no transfers between level 1, level 2 and level 3 inputs during the three months ended April 2, 2011. The following tables represent the Company’s fair value hierarchy for its financial assets (in thousands):

	Fair Value Measurement as of April 2, 2011 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasuries	$72,993	$—	$—	$72,993
Money Market funds	1,867	—	—	1,867

Total	$74,860	$—	$—	$74,860

	Fair Value Measurement as of January 1, 2011 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasuries	$57,995	$—	$—	$57,995
Money Market funds	12,165	—	—	12,165

Total	$70,160	$—	$—	$70,160

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

Intangible Assets

Costs to renew intangibles are capitalized and amortized over the remaining useful life of the intangible. For the three months ended April 2, 2011, total renewal costs capitalized for patents and trademarks were $105,000 and $9,000, respectively. As of April 2, 2011, the weighted average number of years until the next renewal is two years for patents and six years for trademarks.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenue Recognition

The Company follows the current authoritative guidance for software revenue recognition. Based on these requirements, the Company recognizes revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. The Company enters into agreements to sell pulse oximetry and related products and services as well as multiple deliverable arrangements that include various combinations of products and services. While the majority of the Company’s sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting including: (a) whether an arrangement exists, (b) how the arrangement consideration should be allocated among the deliverables if there are multiple deliverables, (c) when to recognize revenue on the deliverables, and (d) whether undelivered elements are essential to the functionality of the delivered elements. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.

In September 2009, the Financial Accounting Standards Board, or FASB, amended the accounting standards related to revenue recognition for arrangements with multiple deliverables. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. The Company adopted these new standards on a prospective basis. Therefore, the new standards apply only to revenue arrangements entered into or materially modified beginning January 2, 2011. For revenue arrangements that were entered into or materially modified after the adoption of these standards, implementation of this new authoritative guidance had no significant impact on the Company’s reported revenue in the first quarter of fiscal 2011 as compared to revenue if the related arrangements entered into or materially modified after the effective date were subject to the accounting requirements in effect in the prior year.

The new standards establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value, or VSOE, (ii) third-party evidence of selling price, or TPE, and (iii) best estimate of the selling price, or ESP. VSOE of fair value is defined as the price charged when the same element is sold separately. VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. TPE generally does not exist for the majority of the Company’s products because of their uniqueness. The objective of ESP is to determine the price at which the Company would transact a sale if the product was sold on a stand-alone basis. In the absence of VSOE and TPE, the Company determines ESP for its products by considering multiple factors including, but not limited to, features and functionality of the product, geographies, type of customer, contractual prices pursuant to Group Purchasing Organization, or GPO, contracts, the Company’s pricing and discount practices, and market conditions.

A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. Most of the Company’s products in a multiple deliverable arrangement qualify as separate units of accounting. In the case of the Company’s monitoring equipment products containing embedded Masimo SET software, the Company has determined that the hardware and software components function together to deliver the products’ essential functionality, and therefore, represent a single deliverable. In accordance with the new guidance, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition guidance. Software deliverables, such as rainbow parameter software, which do not function together with hardware components to provide the products’ essential functionality, continue to be accounted for under software revenue recognition guidance. The Company’s multiple deliverable arrangements may therefore have software deliverables that are subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue recognition accounting guidance for arrangements with multiple deliverables.

The Company’s sales under long-term sensor purchase contracts are generally structured such that the Company agrees to provide up-front and at no charge certain monitoring equipment, software, installation, training and ongoing warranty support in exchange for the hospital’s agreement to purchase sensors over the term of the agreement, which ranges from three to six years. The sensors are essential to the functionality of the monitoring equipment and, therefore, represent a substantive performance obligation. The Company does not recognize any revenue when the monitoring and related equipment and software are delivered to the hospitals and installation and training is complete. The Company recognizes revenue for these delivered elements, on a pro-rata basis, as the sensors are delivered under the long-term purchase commitment. The adoption of the new guidance for revenue recognition did not change this pattern of revenue recognition for long-term sensor purchase

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

contracts. The cost of the monitoring equipment initially placed at the hospitals is deferred and amortized to cost of goods sold over the life of the underlying long-term sensor purchase contract.

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

Product Warranty

The Company provides a warranty against defects in material and workmanship for a period ranging from six months to one year, depending on the product type. In the case of long-term sales agreements, the Company typically warranties the products for the term of the agreement, which ranges from three to six years. In traditional sales activities, including direct and OEM sales, the Company establishes an accrual for the estimated costs of warranty at the time of revenue recognition. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales. In long-term sales agreements, revenue related to extended warranty is recognized over the term of the extended warranty, while the product warranty costs related to the long-term sales agreements are expensed as incurred.

Changes in the product warranty accrual were as follows (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Warranty accrual, beginning of period	$544	$354
Provision for warranty costs	699	619
Warranty expenditures	(604)	(575)

Warranty accrual, end of period	$639	$398

Comprehensive Income

Authoritative accounting guidance establishes requirements for reporting and disclosure of comprehensive income and its components. Comprehensive income includes foreign currency translation adjustments that have been excluded from net income including noncontrolling interests and reflected in Masimo Corporation stockholders’ equity.

Net Income Per Share

Basic net income per share attributable to Masimo Corporation for the three months ended April 2, 2011 and April 3, 2010 is computed by dividing net income attributable to Masimo Corporation by the weighted average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation for the three months ended April 2, 2011 and April 3, 2010 is computed by dividing the net income attributable to Masimo Corporation by the weighted average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the three months ended April 2, 2011 and April 3, 2010, options to purchase 2,222,805 and 2,401,800 shares of common stock, respectively, were not included in the computation of diluted share equivalent because the options’ exercise prices were greater than the average market price for the period. The Company reduced its net income including noncontrolling interests by the amount of net (income) loss attributable to noncontrolling interests for the three months ended April 2, 2011 and April 3, 2010. A reconciliation of basic and diluted net income per share attributable to Masimo Corporation is as follows (in thousands, except per share amounts):

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Net income attributable to stockholders of Masimo Corporation:
Net income including noncontrolling interests	$18,154	$26,164
Net (income) loss attributable to the noncontrolling interests	(141)	546

Net income attributable to Masimo Corporation	$18,013	$26,710

Basic net income per share attributable to Masimo Corporation:
Net income attributable to Masimo Corporation	$18,013	$26,710

Weighted average shares outstanding	59,598	58,267

Basic net income per share attributable to Masimo Corporation	$0.30	$0.46

Diluted net income per share attributable to Masimo Corporation:
Weighted average shares outstanding	59,598	58,267
Diluted share equivalent: stock options	1,393	2,197

	60,991	60,464

Diluted net income per share attributable to Masimo Corporation	$0.30	$0.44

3. Comprehensive Income

The Company’s total comprehensive income attributable to Masimo Corporation is as follows (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Net income including noncontrolling interests	$18,154	$26,164
Other comprehensive income:
Foreign currency translation gain (loss)	(128)	64

Total comprehensive income before noncontrolling interests	18,026	26,228
Net (income) loss attributable to the noncontrolling interests	(141)	546
Other comprehensive income attributable to noncontrolling interests	—	—

Comprehensive income attributable to Masimo Corporation	$17,885	$26,774

4. Variable Interest Entities (VIEs)

The Company follows authoritative guidance for the consolidation of VIEs, which requires an enterprise to determine whether its variable interest gives it a controlling financial interest in a VIE. This consolidation guidance for VIEs replaced the prior quantitative approach for identifying which enterprise should consolidate a VIE with a qualitative approach. Determination about whether an enterprise should consolidate a VIE is required to be evaluated continuously as changes to existing relationships or future transactions may result in consolidating or deconsolidating the VIE.

Cercacor Laboratories, Inc.

Cercacor Laboratories, Inc., or Cercacor, is an independent entity spun off from the Company to its stockholders in 1998. Joe Kiani and Jack Lasersohn, members of the Company’s board of directors, or the Board, are also members of the board of directors of Cercacor. Joe Kiani, the Company’s Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor. The Company is a party to a Cross-Licensing Agreement with Cercacor, which was most recently amended and restated effective January 1, 2007, that governs each party’s rights to certain intellectual property held by the two companies.

Under the Cross-Licensing Agreement, the Company granted Cercacor an exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET owned by the Company, including all improvements on this technology, for the monitoring of non-vital signs measurements and to develop and sell devices incorporating Masimo SET for monitoring non-vital

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The Company is also subject to certain specific annual minimum aggregate royalty payments. The minimum aggregate royalty payments were $1.25 million for both the three months ended April 2, 2011 and April 3, 2010. In addition, in connection with a change in control, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for all licensed rainbow® measurements payable to Cercacor will increase to $15.0 million per year for 2011 and thereafter and up to $2.0 million per year for other rainbow® measurements.

In February 2009, in order to accelerate the product development of an improved total hemoglobin spot-check measurement device, Pronto-7, the Company’s Board of Directors agreed to fund additional Cercacor’s engineering expenses. Specifically, these expenses included third party engineering materials and supplies expense as well as 50% of Cercacor’s total engineering and engineering related payroll expenses from April 2009 through June 2010, the original anticipated completion date of this product development effort. Since July 2010, Cercacor has continued to assist the Company with product development efforts and charged the Company accordingly. During the three months ended April 2, 2011, and until both parties agree to end these services, Cercacor assisted and will continue to assist the Company with continuing productization efforts of the new handheld noninvasive multi-parameter spot-check hemoglobin testing device. During the three months ended April 2, 2011 and April 3, 2010, the total expenses for these additional services, material and supplies totaled $760,000 and $756,000, respectively.

The condensed consolidated balance sheets include a noncontrolling interest in Cercacor of $2.6 million and $2.4 million as of April 2, 2011 and January 1, 2011, respectively, which represents the value of common stock, additional paid in capital and retained earnings of Cercacor, which are not available to the Company. In addition, the condensed consolidated balance sheets include, net of intercompany eliminations, total assets of $5.9 million and $5.4 million as of April 2, 2011 and January 1, 2011, respectively, related to Cercacor. Cercacor’s total assets as of April 2, 2011 included $2.2 million for intangible assets, $1.3 million for property and equipment, $1.1 million related to deferred tax assets and $1.0 million of cash and cash equivalents. Its total assets as of January 1, 2011 included $2.1 million for intangible assets and $1.1 million related

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

to deferred tax assets. The condensed consolidated balance sheets include total liabilities, net of intercompany eliminations, of $895,000 and $1.5 million as of April 2, 2011 and January 1, 2011, respectively, related to Cercacor.

Pursuant to authoritative accounting guidance, Cercacor is consolidated within the Company’s financial statements for all periods presented. The Company was required to consolidate Cercacor since the Company was deemed to be the primary beneficiary of Cercacor’s activities. This determination was based on the Company’s significant influence over the operations and decision making of Cercacor. Accordingly, all intercompany royalties, option and license fees and other charges between the Company and Cercacor as well as all intercompany payables and receivables have been eliminated in the consolidation. Also, all direct engineering expenses that have been incurred by the Company and charged to Cercacor have not been eliminated and are included as research and development expense in the Company’s condensed consolidated statements of income. Upon consolidation, $2.9 million and $3.9 million of receivables due from the Company as of April 2, 2011 and January 1, 2011, respectively, were eliminated. Also upon consolidation, $5.6 million and $5.7 million of deferred revenue related to technology licensed to the Company as of April 2, 2011 and January 1, 2011, respectively, were eliminated. Assets of Cercacor can only be used to settle obligations of Cercacor and creditors of Cercacor have no recourse to the general credit of the Company.

For the foreseeable future, the Company anticipates that it will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a VIE or in the event that the Company is no longer the primary beneficiary of Cercacor, the Company may discontinue consolidating the entity.

The changes in noncontrolling interest for Cercacor are as follows (in thousands):

Three Months Ended April 2, 2011
Noncontrolling interest, beginning of period	$2,394
Increase in additional paid-in capital of noncontrolling interest	20
Net income attributable to noncontrolling interest	141
Other comprehensive income attributable to noncontrolling interest	—

Noncontrolling interest, end of period	$2,555

SEDLine, Inc.

During the three months ended April 3, 2010, SEDLine Inc., or SEDLine, was considered to be a VIE and the Company was deemed to be the primary beneficiary. Therefore, the Company included SEDLine’s revenue and expenses incurred during the three months ended April 3, 2010 in its condensed consolidated statement of income for the period. However, SEDLine was a noncontrolling interest of the Company, and therefore its net loss of $760,000 incurred during the three months ended April 3, 2010 was not included in the net income attributable to the Company.

On July 2, 2010, the Company acquired SEDLine and as a result, SEDLine became a wholly-owned subsidiary and was no longer a noncontrolling interest of the Company. For the three months ended April 2, 2011, due to SEDLine’s change in status, the Company included SEDLine’s revenue, expenses and results thereof in its condensed consolidated statement of income. As of January 1, 2011 and April 2, 2011, since SEDLine was a wholly-owned subsidiary, all of SEDLine’s assets, liabilities and equity were consolidated with the Company.

5. Related Party Transactions

As of April 2, 2011 and January 1, 2011, the Company had amounts due from employees of $169,000 and $180,000, respectively, which are classified in other assets in the accompanying condensed consolidated balance sheets.

The Company’s Chief Executive Officer is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare, or the Masimo Foundation, a non-profit organization which was founded during the first quarter of 2010 to benefit worldwide healthcare. The Company’s Chief Financial Officer is also a Director of the Masimo Foundation. For the three months ended April 2, 2011 and April 3, 2010, the Company contributed a total of $0 and $10.3 million, respectively, to the Masimo Foundation, which has been recorded within selling, general and administrative expenses in the condensed consolidated statements of income.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

6. Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments that are readily convertible into known amounts of cash, to be cash equivalents. As of April 2, 2011, the Company’s cash balance was $30.7 million, which was comprised of checking and savings accounts. Additionally, the Company had cash equivalents of $74.9 million, consisting of $73.0 million of U.S. Treasury bills with a maturity of three months or less at the date of purchase, and $1.9 million of money market funds.

As of January 1, 2011, the Company’s cash balance was $18.1 million, comprised of checking accounts. Additionally, the Company had cash equivalents of $70.2 million, consisting of $58.0 million of U.S. Treasury bills and $12.2 million of money market funds.

In March 2010, the Company received $27.0 million from the sale of specific short-term investments classified as held-to-maturity, prior to their maturity date. The proceeds were used to pay a portion of the special dividend that the Company declared in February 2010. The realized loss on the sale of these short-term investments was de minimis.

7. Royalties Receivable

The royalty receivable of $11.8 million as of April 2, 2011 represents the Company’s estimated amount due for the three months ended April 2, 2011. Pursuant to the settlement agreement with Nellcor Puritan Bennett, Inc. (currently Covidien Ltd., or Covidien), the royalties are paid to the Company based on a percentage of sales of Covidien U.S. based pulse oximetry products. The Company recognizes royalty revenue based on the royalty rate per the settlement agreement multiplied by its estimate of Covidien’s sales for each quarter. Any adjustments to the quarterly estimate are recorded prospectively in the following quarter, when the Company receives the Covidien royalty report and payment, which is generally 60 days after the end of each of Covidien’s fiscal quarters.

On January 28, 2011, the Company entered into a second amendment to its settlement agreement with Covidien. As part of this amendment, which became effective on March 15, 2011, Covidien has agreed to pay the Company a royalty at a rate of 7.75% of its United States pulse oximetry revenue, as that term is defined in the January 28, 2011 second amendment, at least through March 15, 2014. In exchange for this royalty payment, the Company has provided Covidien with a covenant not to sue for its current pulse oximetry products, but not for any other technologies that Covidien may add, pursuant to the second amendment.

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

	April 2, 2011	January 1, 2011
Raw materials	$24,995	$28,028
Work in-process	3,985	4,192
Finished goods	13,183	12,808

Total	$42,163	$45,028

9. Capital Lease Obligations

Capital lease obligations consist of the following not including interest expense (in thousands):

	April 2, 2011	January 1, 2011
Capital lease obligations	$156	$172
Less current portion of capital lease obligations	(46)	(50)

Long-term portion	$110	$122

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company currently has three capital leases related to office equipment. These leases have interest rates ranging from 5.2% to 6.6% per year and mature on various dates from December 2012 through May 2014. As of April 2, 2011, the total future remaining interest cost under all capital leases was $6,000.

10. Share-Based Compensation

On August 7, 2007, in connection with the Company’s initial public offering, the 2007 Stock Incentive Plan, or the 2007 Plan, became effective. Under the 2007 Plan, 3,000,000 shares of common stock were initially reserved for future issuance, plus shares available under the prior year equity incentive plans, including shares that become available under the 2007 Plan due to forfeitures at prices not less than the fair market value of the Company’s common stock on the date the option is granted. The options generally vest annually over five years using the straight-line method, unless otherwise provided, and expire ten years from the date of grant. Options forfeited under the 2007 Plan and the Company’s other option plans are automatically added to the share reserve of the 2007 Plan. Pursuant to the “evergreen” provision contained in the 2007 Plan, an additional 1,736,293 shares of common stock were added to the share reserve of the 2007 Plan on January 3, 2010, which represented 3% of the Company’s total shares outstanding as of January 2, 2010. No additional shares were added during the three months ended April 2, 2011.

During the fiscal year ended January 1, 2011, the Company issued 1,586,519 shares of common stock as a result of stock option exercises. The number and weighted average exercise price of options issued and outstanding under all stock option plans, are as follows:

	Three Months Ended April 2, 2011
	Shares	Average Exercise Price
Options outstanding, beginning of period	6,941,182	$21.32
Granted	685,500	$30.09
Canceled	(71,580)	$29.57
Exercised	(273,065)	$9.63

Options outstanding, end of period	7,282,037	$22.51

Options exercisable, end of period	3,404,442	$18.18
Options available for grant, end of period	4,844,518

The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s share-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
Risk-free interest rate	2.0% to 2.5%	2.5% to 2.8%
Expected term	5.3 years	5.5 years
Estimated volatility	38.6% to 40.6%	37.5% to 39.9%
Expected dividends	0%	0%
Weighted-average fair value of options granted	$11.68	$11.00

The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of April 2, 2011 was $80.1 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of April 2, 2011 was $52.3 million. The aggregate intrinsic value of options exercised during the three months ended April 2, 2011, was $5.6 million. The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The unrecognized share-based compensation as of April 2, 2011 was $46.2 million related to unvested options granted after January 1, 2006. The weighted average remaining contractual term of options outstanding as of April 2, 2011 was 7.0 years. The weighted average remaining contractual term of options exercisable as of April 2, 2011 was 5.7 years.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table presents the total share-based compensation expense that is included in each functional line item of the condensed consolidated statements of income (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Cost of goods sold	$146	$93
Selling, general and administrative	2,515	2,077
Research and development	772	648

Total	$3,433	$2,818

11. Commitments and Contingencies

Leases

The Company leases its facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through September 2014. Certain facilities leases contain predetermined price escalations. The Company recognizes the lease costs using a straight-line method based on total lease payments. The Company also received certain leasehold improvement incentives totaling $650,000 for its headquarters facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of April 2, 2011 and January 1, 2011, rent expense accrued in excess of the amount paid aggregated $221,000 and $193,000, respectively, and is classified in other liabilities. The Company also leases automobiles in Europe that are classified as operating leases and expire at various dates through April 2014.

Future minimum lease payments under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands):

	As of April 2, 2011
	Operating Leases	Capital Leases	Total
2011 (balance of year)	$2,409	$40	$2,449
2012	2,531	53	2,584
2013	2,381	49	2,430
2014	1,508	20	1,528
Thereafter	—	—	—

Total	$8,829	$162	$8,991

Rental expense related to operating leases was $905,000 and $927,000 for the three months ended April 2, 2011 and April 3, 2010, respectively.

Employee Retirement Savings Plan

In fiscal year 1996, the Company adopted the Masimo Retirement Savings Plan, or the Plan, which is a 401(k) plan covering all of the Company’s full-time U.S. employees who meet certain eligibility requirements. The Company contributes to the Plan on a discretionary basis. The Company contributed $305,000 and $254,000 to the Plan for the three months ended April 2, 2011 and April 3, 2010, respectively, all in the form of matching contributions.

Employment and Severance Agreement

As of April 2, 2011, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary of $707,000 plus other benefits, with annual increases at the discretion of the Compensation Committee of the Board. The agreement with the Company, which was restated effective July 14, 2009, also provides for an annual bonus based on the Company’s attainment of certain financial and other objectives and goals. The agreement has an initial term of three years, with automatic daily renewal, unless either the Company or the executive notifies the other party of non-renewal of the agreement. Also, under this employment agreement, the key employee may be entitled to receive certain salary, equity, tax, medical and life insurance benefits if he is terminated by the Company, if he terminates his employment for good reason under certain circumstances or if there is a change in control of the Company.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of April 2, 2011, the Company had severance plan participation agreements with three of its executive officers. The participation agreements, or Agreements, are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, or Severance Plan, which became effective on July 19, 2007 and was amended effective December 31, 2008. Under the Agreements, each executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

As of April 2, 2011, the Company had limited severance plan participation agreements with four of its executive officers. These limited participation agreements, or Limited Agreements, are governed by the terms and conditions of the Severance Plan. Under the Limited Agreements, 50% of the executive officer’s unvested and outstanding stock options will immediately vest if the executive officer is terminated by the Company upon a change in control under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

Purchase Commitments

Pursuant to contractual obligations with vendors, the Company had $44.6 million of purchase commitments as of April 2, 2011, all of which is expected to be purchased within one year. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.

Concentrations of Risk

The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. As of April 2, 2011, the Company had $30.7 million of bank balances, of which $19.3 million was covered by the Federal Deposit Insurance Corporation limit. The Company invests its excess cash deposits in U.S. Treasury bills and money market accounts with major financial institutions. As of April 2, 2011, the Company had $73.0 million in U.S. Treasury bills which are guaranteed by the U.S. federal government and $1.9 million in money market funds that are not guaranteed by the U.S. federal government.

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

The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended April 2, 2011 and April 3, 2010, revenue from the sale of the Company’s pulse oximetry products to U.S. hospitals that are members of GPOs amounted to $54.2 million and $43.8 million, respectively.

For the three months ended April 2, 2011, the Company had sales through two just-in-time distributors, which each represented 13.7% and 10.2% of the total revenue, respectively. For the three months ended April 3, 2010, sales through a just-in-time distributor represented 13.0% of the total revenue. For both periods, the just-in-time distributors take and fulfill orders from the Company’s direct customers, many of whom have signed long-term sensor agreements with the Company. In the event a distributor is unable to fulfill these orders, the orders would be redirected to other distributors or fulfilled directly by the Company.

As of April 2, 2011, one just-in-time distributor represented 6% of the accounts receivable balance and another just-in-time distributor represented 5% of the accounts receivable balance. As of January 1, 2011, one just-in-time distributor and one OEM partner each represented 5% of the accounts receivable balance.

Litigation

On February 3, 2009, the Company filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH related to Philips’ FAST pulse oximetry technology and certain of Philips patient monitors. The suit was brought in the U.S. District Court for the District of Delaware. Two patents originally asserted

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

in this suit, related to the Company’s measure-through motion technology, were successfully enforced in the Company’s previous suit against Nellcor. On June 15, 2009, Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH answered the Company’s complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against the Company as well as counterclaims seeking declaratory judgments of invalidity on the patents asserted by the Company against Philips. On July 9, 2009, the Company filed its answer denying Philips’ counterclaims and asserting various defenses. The Company also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against the Company. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. On October 4, 2010, the Court limited the number of patents to be construed to four for the Company and three for Philips. Further, on October 6, 2010, the Court denied Philips’ motion to bifurcate and stay damages in the patent case. In December 2010, the Court held a hearing regarding the construction of the patent claims and the Magistrate Judge issued a Report and Recommendation on claim construction on February 18, 2011. The parties are awaiting the claim construction order from the District Court Judge. The Company believes that it has good and substantial defenses to the antitrust and patent infringement claims asserted by Philips. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.

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

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands):

	Three Months Ended
	April 2, 2011		April 3, 2010
Geographic Area by Destination
North and South America	$77,094	75.9%	$64,898	75.6%
Europe, Middle East and Africa	14,035	13.8	12,198	14.2
Asia and Australia	10,448	10.3	8,770	10.2

Total product revenue	$101,577	100%	$85,866	100%

United States	$72,377		$60,927

13. Income Taxes

As of April 2, 2011, the balance of the gross unrecognized tax benefit was $7.8 million, of which $6.8 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. As of January 1, 2011, the balance of the gross unrecognized tax benefit was $7.5 million, of which $6.5 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. For the three months ended April 2, 2011 and April 3, 2010, the Company expensed $60,000 and $100,000, respectively, for interest.

The Company conducts business in multiple jurisdictions, and as a result, one or more of the Company’s subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for each year through 2007. All material state, local and foreign income tax matters have been concluded for each year through 2004.

The provision for income taxes was $7.4 million and $14.3 million, or an effective tax rate of 29.0% and 35.3%, for the three months ended April 2, 2011 and April 3, 2010, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state taxes, permanent differences between pre-tax income for financial reporting purposes and taxable income, research related tax credits, the recognition of tax benefits related to uncertain tax positions and anticipated income in jurisdictions in which the Company does business with different effective tax rates.

14. Subsequent Event

Effective May 2, 2011, the Company amended and restated its employment agreement with Joe Kiani, its Chairman and Chief Executive Officer. Pursuant to Mr. Kiani’s prior employment agreement, the Company agreed to reimburse Mr. Kiani for all reasonable expenses incurred and paid by him in the course of the performance of his duties under the agreement and the Company further agreed to reimburse him for all reasonable travel and lodging expenses for his immediate family in the event his immediate family accompanies him during business travel. At the time the prior employment agreement was adopted, the Compensation Committee of the Company’s Board of Directors intended that for each year during the term of his employment agreement, Mr. Kiani will be entitled to receive an additional payment equal to, after taxes, the amount of the taxes incurred by him, if any, under federal and state regulations pursuant to travel expenses that are deemed to be non-business related expenses that the Company paid on behalf of Mr. Kiani and his immediate family for the immediately preceding year. Mr. Kiani’s employment agreement was restated to expressly provide for this additional payment. The first year for which the Company made the additional payment to Mr. Kiani is 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, which we filed with the SEC on February 16, 2011. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview

We are a global medical technology company that develops, manufactures and markets noninvasive patient monitoring products that help clinicians improve patient care. We invented Masimo Signal Extraction Technology, or Masimo SET, which provides the capabilities of Measure-Through Motion and Low Perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. Pulse oximetry is the noninvasive measurement of the oxygen saturation level of arterial blood, or the blood that delivers oxygen to the body’s tissues, and pulse rate. Conventional pulse oximetry is subject to technological limitations that reduce its effectiveness and the quality of patient care. In particular, when using conventional pulse oximetry, arterial blood signal recognition can be distorted by motion artifact, or patient movement, and low perfusion, or low arterial blood flow. Low perfusion can also cause the failure of the conventional pulse oximeter to obtain an accurate measurement. Conventional pulse oximetry readings can also be impacted by bright light and electrical interference from the presence of electrical surgical equipment. Published independent research shows that over 70% of the alarms were false outside the operating room using conventional pulse oximetry. Our Masimo SET platform has addressed many of the previous technology limitations. The benefits of Masimo SET have been validated in over 100 independent clinical and laboratory studies.

We develop, manufacture and market a family of noninvasive blood constituent patient monitoring solutions that consists of a monitor or circuit board and our proprietary single-patient use and reusable sensors and cables. In addition, we offer remote-monitoring and clinician notification solutions. Although our Masimo SET platform is only operable with our proprietary sensors, our sensors have the capability to work with certain competitor pulse oximeters through the use of our adapter cables. In 2005, we launched our Masimo rainbow® Pulse CO-Oximetry platform utilizing licensed rainbow® technology from Cercacor Laboratories, Inc., or Cercacor, which enables the noninvasive and continuous measurement of not only arterial blood oxygen saturation level and pulse rate, but also carboxyhemoglobin, or carbon monoxide levels in the blood, methemoglobin (released in 2006) saturation levels in the blood and total hemoglobin (released in 2008), or the oxygen-carrying component of red blood cells. In 2007, we launched PVI, which is a measurement that quantifies changes in the plethysmographic waveform over the respiration cycle. Along with the release of our Masimo rainbow® Pulse CO-Oximetry products, we have developed multi-wavelength sensors that have the ability to monitor multiple measurements with a single sensor. In October 2008, we received clearance from the U.S. Food and Drug Administration, or FDA, for Pronto, a handheld noninvasive multi-parameter testing device, not a continuous monitoring device, that uses Masimo rainbow® SET technology, to provide pulse oximetry, pulse rate, perfusion index and spot-checking of total hemoglobin levels. In November 2009, we received FDA clearance for Rainbow Acoustic MonitoringTM for continuous and noninvasive monitoring of respiration rate, which is the number of breaths per minute. In December 2009, we announced initial limited market release of this measurement that allowed us to evaluate the product’s performance in the field. We began a full commercial release of Rainbow Acoustic MonitoringTM in June 2010. Also, in June 2010, we received FDA clearance for Pronto-7, a handheld noninvasive multi-parameter testing device, that provides spot-check hemoglobin testing along with oxygen saturation, pulse rate and perfusion index results.

We have focused on building our U.S. and international sales and marketing infrastructure to market our products to end-users, such as hospitals, and to original equipment manufacturer, or OEM, partners for incorporation into their patient-monitoring products. We market our pulse oximetry products to hospitals and the alternate care market through our direct sales force, and market our circuit boards to our OEM partners. Today, the primary focus of our hospital sales force is to facilitate the conversion of hospitals to our Masimo SET or Masimo rainbow® SET products. In the U.S., we typically enter into long-term sales contracts with hospitals, pursuant to which we ship and install our pulse oximeters at no cost to the hospital in exchange for a commitment to purchase a minimum number of sensors from us over a specified period of time. With the introduction of Masimo rainbow® Pulse CO-Oximetry, we have established a sales force to concentrate on the alternate care market. Over the past year, we have expanded our sales and marketing staffing levels. We supplement our direct sales with sales through our distributors, who, within the U.S., function as inventory or fulfillment houses for our hospital customers. Direct and distributor sales have increased to $85.3 million, or 84.0%, of product revenue for the three months ended April 2, 2011, from $68.0 million, or 79.2%, of product revenue for the three months ended April 3, 2010.

The building of our installed base of pulse oximeters and pulse oximeter circuit boards generates recurring sales of our sensors, primarily single-patient use sensors. A user of one of our pulse oximeters or our OEMs’ pulse oximeters can obtain the benefit of the Masimo SET or Masimo rainbow® SET only by using our proprietary sensors that are designed for our system. We currently estimate that our worldwide installed base was 890,000 units, based on an estimated 10 year field life assumption, as of April 2, 2011, up from 757,000 units as of April 3, 2010. We estimate our installed base to be the number of pulse oximeters and pulse oximeter circuit boards that we have shipped in the past 10 years. We expect our worldwide installed base to continue to increase as we expand our market share and expand the pulse oximetry market to other patient care settings.

Cercacor Laboratories, Inc.

Cercacor Laboratories, Inc., or Cercacor, is an independent entity spun off from us to our stockholders in 1998. Joe Kiani and Jack Lasersohn, members of our board of directors, are also members of the board of directors of Cercacor. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor. We are a party to a cross-licensing agreement with Cercacor, which was amended and restated effective January 1, 2007, or the Cross-Licensing Agreement, that governs each party’s rights to certain intellectual property held by the two companies.

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

We exclusively license from Cercacor the right to make and distribute products in the professional medical caregiver markets, which we refer to as the Masimo Market, that utilize rainbow® technology for the measurement of carbon monoxide, methemoglobin, fractional arterial oxygen saturation and total hemoglobin, which includes hematocrit. To date, we have developed and commercially released devices that measure carbon monoxide, methemoglobin and total hemoglobin using licensed rainbow® technology. We also have the option to obtain the exclusive license to make and distribute products that utilize rainbow® technology for the monitoring of other non-vital signs measurements, including blood glucose, in product markets where the product is intended to be used by a professional medical caregiver.

In February 2009, in order to accelerate the product development of our total hemoglobin spot-check measurement device, we agreed to fund additional Cercacor’s engineering expenses. Specifically, these expenses included third party engineering materials and supplies expense, as well as 50% of Cercacor’s total engineering and engineering related payroll expenses from April 2009 through June 2010, the completion of this product development effort. Since July 2010, Cercacor has continued to assist us with other product development efforts and charged us accordingly. We expect this arrangement to continue in the future. During the three months ended April 2, 2011, the total funding for Cercacor’s additional expenses totaled $760,000. For additional discussion of Cercacor, see Note 4 to the condensed consolidated financial statements.

For the foreseeable future, we anticipate that we will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a variable interest entity, or VIE, or in the event that we are no longer the primary beneficiary of Cercacor, we may discontinue consolidating the entity.

SEDLine, Inc.

During the three months ended April 3, 2010, SEDLine, Inc., or SEDLine, was considered to be a VIE and we were deemed to be the primary beneficiary. Therefore, we included SEDLine’s revenue and expenses incurred during the three months ended April 3, 2010 in our condensed consolidated statement of income for the period. However, SEDLine was a noncontrolling interest of ours and therefore its net loss of $760,000 incurred during the three months ended April 3, 2010 was not included in the net income attributable to us.

On July 2, 2010, we acquired SEDLine and as a result, SEDLine became a wholly-owned subsidiary and was no longer a noncontrolling interest of ours. For the three months ended April 2, 2011, due to SEDLine’s change in status, we included SEDLine’s revenue, expenses and results thereof, in our condensed consolidated statement of income. As of January 1, 2011 and April 2, 2011, since SEDLine was a wholly-owned subsidiary, all of SEDLine’s assets, liabilities and equity were consolidated with us.

Results of Operations

The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages).

	Three months ended
	April 2, 2011	% of Revenue	April 3, 2010	% of Revenue
Revenue:
Product	$101,577	89.9%	$85,866	86.9%
Royalty	11,465	10.1	12,899	13.1

Total revenue	113,042	100.0	98,765	100.0
Cost of goods sold	36,210	32.0	29,228	29.6

Gross profit	76,832	68.0	69,537	70.4
Operating expenses:
Selling, general and administrative	41,468	36.7	49,311	49.9
Research and development	9,975	8.8	9,410	9.5
Antitrust litigation proceeds	—	—	(29,968)	(30.3)

Total operating expenses	51,443	45.5	28,753	29.1

Operating income	25,389	22.5	40,784	41.3
Non-operating income (expense)	194	0.2	(347)	(0.4)

Income before provision for income taxes	25,583	22.7	40,437	40.9
Provision for income taxes	7,429	6.6	14,273	14.5

Net income including noncontrolling interests	18,154	16.1	26,164	26.4
Net (income) loss attributable to the noncontrolling interests	(141)	(0.1)	546	0.6

Net income attributable to Masimo Corporation	$18,013	16.0%	$26,710	27.0%

Comparison of the Three Months ended April 2, 2011 to the Three Months ended April 3, 2010

Revenue. Total revenue increased $14.2 million, or 14.5%, to $113.0 million for the three months ended April 2, 2011 from $98.8 million for the three months ended April 3, 2010.

Product revenues increased $15.7 million, or 18.3%, to $101.6 million in the three months ended April 2, 2011 from $85.9 million in the three months ended April 3, 2010. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 890,000 units at April 2, 2011, up from 757,000 units at April 3, 2010. Contributing to the increase in our product revenue was our rainbow® technology product revenues which increased $2.1 million, or 39.0%, to $7.4 million in the three months ended April 2, 2011 from $5.3 million in the three months ended April 3, 2010. Revenue generated through our direct and distribution sales channels increased $17.3 million, or 25.5%, to $85.3 million for the three months ended April 2, 2011 compared to $68.0 million for the three months ended April 3, 2010. During the three months ended April 2, 2011, revenues from our OEM channel decreased $1.6 million, or 9.0%, to $16.3 million from $17.9 million in the three months ended April 3, 2010.

Our royalty revenue decreased $1.4 million to $11.5 million in the three months ended April 2, 2011 from $12.9 million in the three months ended April 3, 2010. This reduction in revenue was primarily due to a reduction in the royalty rate from 13.0% to 7.75% of Covidien’s U.S. pulse oximetry sales, which became effective on March 15, 2011. This rate reduction was the result of a second amendment to the original settlement agreement with Covidien, which we entered into on January 28, 2011. For additional discussion of the second amendment, see Note 7 to the condensed consolidated financial statements.

Cost of Goods Sold. Cost of goods sold increased $7.0 million to $36.2 million in the three months ended April 2, 2011 from $29.2 million in the three months ended April 3, 2010. Our total gross margin decreased to 68.0% for the three months ended April 2, 2011 from 70.4% for the three months ended April 3, 2010. Excluding royalties, product gross margin decreased by 1.6% to 64.4% for the three months ended April 2, 2011 from 66.0% for the three months ended April 3, 2010. This decrease was primarily due to lower average selling prices for selected products, increased amortization costs associated with increased equipment placed at hospitals and the impact of unfavorable manufacturing variances related to prior quarter production activity. We incurred $1.3 million in Cercacor’s royalty expenses for both the three months ended April 2, 2011 and April 3, 2010, which have been eliminated in our condensed consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 63.1% and 64.5% for the three months ended April 2, 2011 and April 3, 2010, respectively.

Selling, General and Administrative. Selling, general and administrative expenses decreased $7.8 million, or 15.9%, to $41.5 million for the three months ended April 2, 2011 from $49.3 million for the three months ended April 3, 2010. The decrease was primarily due to a reduction of $10.9 million during the three months ended April 2, 2011 in various one-time grants and marketing initiatives, including a $10.3 million donation to the Masimo Foundation, related to our plans to reinvest a portion of the antitrust settlement payment we received in January 2010. This reduction was offset by a $2.0 million increase in payroll and related costs, and a $597,000 increase in travel related expenses, both associated with increased staffing levels. In addition, expenses related to customer training increased $467,000 during the three months ended April 2, 2011 due to increased hospital installations. Included in total selling, general and administrative expenses are $400,000 and $934,000 of direct expenses incurred by our VIEs for the three months ended April 2, 2011 and April 3, 2010, respectively.

Research and Development. Research and development expenses increased $566,000, or 6.0%, to $10.0 million for the three months ended April 2, 2011 from $9.4 million for the three months ended April 3, 2010. The increase was primarily due to increased payroll and payroll related costs of $348,000 associated with increased research and development staffing levels due to continued growth of our business. Included in total research and development expenses are $679,000 and $771,000 of engineering expenses incurred by our VIEs for the three months ended April 2, 2011 and April 3, 2010, respectively.

Antitrust litigation proceeds. Antitrust litigation proceeds were $0 for the three months ended April 2, 2011, as compared to $30.0 million for the three months ended April 3, 2010. The change was due to retaining $30.1 million from a payment from Covidien in January 2010, upon completion of negotiations to resolve the merits of the antitrust litigation with Covidien. This resolution followed the Ninth Circuit Court of Appeals’ October 2009 affirmance of a Federal District Court decision that Tyco Healthcare, now Covidien, violated the antitrust laws through anticompetitive business practices related to the sale of its pulse oximetry products.

Non-operating income (expense). Non-operating income was $194,000 for the three months ended April 2, 2011, as compared to non-operating expense of $347,000 for the three months ended April 3, 2010. This net change of $541,000 was primarily due to the recognition of realized and unrealized gains on foreign currency denominated transactions during the three months ended April 2, 2011, as compared to the recognition of realized and unrealized losses on foreign currency denominated transactions during the three months ended April 3, 2010. The realized and unrealized gains recognized during the three months ended April 2, 2011 resulted primarily from the weakening of the U.S. dollar against the Euro and British Pound, offset by the strengthening of the U.S. dollar against the Japanese yen. The realized and unrealized losses recognized during the three months ended April 3, 2010 resulted primarily from the strengthening of the U.S. dollar against the Euro and British Pound.

Provision for Income Taxes. Our provision for income taxes was $7.4 million for the three months ended April 2, 2011 compared to $14.3 million for the three months ended April 3, 2010. Our effective tax rate decreased to 29.0% for the three months ended April 2, 2011, compared to 35.3% for the three months ended April 3, 2010. This decrease in the effective tax rate was due primarily to the extension of the federal research and experiment credit, the change in the state effective tax rate and the mix of income in jurisdictions in which we do business. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law, the recognition and derecognition of tax benefits associated with uncertain tax positions and the geographic composition of pre-tax income.

Liquidity and Capital Resources

As of April 2, 2011, we had cash and cash equivalents of $105.6 million, of which $73.0 million was invested in U.S. Treasury bills, $1.9 million was in money market accounts with major financial institutions and $30.7 million was in checking accounts and certificates of deposit. We carry cash equivalents at cost which approximates fair value.

During the three months ended April 2, 2011, we received $11.7 million from Covidien for royalties related to their sales. We expect to continue to receive a royalty based on Covidien’s pulse oximetry products sales in the U.S., through the term of the royalty agreement and at least through March 15, 2014. The royalty rate was 13% through March 14, 2011, and declined to 7.75% beginning March 15, 2011.

Cash Flows from Operating Activities. Cash provided by operating activities was $16.2 million in the three months ended April 2, 2011. The source of cash consisted primarily of net income including noncontrolling interests of $18.2 million due to continued growth of our business and non-cash share-based compensation was $3.4 million. Additionally, income taxes payable increased $3.6 million and prepaid expenses decreased by $3.0 million due to a reduction in prepaid taxes. These sources of cash were partially offset by a decrease in accrued compensation of $7.0 million as a result of accrued bonus payouts in the first quarter of 2011, an increase in deferred cost of goods sold of $4.7 million due to continued shipments of equipment to customers pursuant to long-term sensor contracts and a decrease in accounts payable of $4.4 million, due to timing of payments.

Cash provided by operating activities was $36.1 million in the three months ended April 3, 2010. The source of cash consisted primarily of net income including noncontrolling interests of $26.2 million and an increase in income taxes payable of $11.4 million as a result of higher income during the three months ended April 3, 2010. Additionally, deferred revenue increased $4.4 million, accounts payable increased $4.3 million and non-cash share-based compensation was $2.8 million, all due to continued growth of our business. These sources of cash were partially offset by an increase in accounts receivable of $7.4 million resulting from higher sales, a decrease in accrued compensation of $2.6 million as a result of accrued bonus payouts in the first quarter of 2010, and an increase in inventory of $2.4 million to meet increased demand for our products.

Cash Flows from Investing Activities. Cash used in investing activities for the three months ended April 2, 2011 was $1.3 million primarily due to $808,000 for purchases of property and equipment to support our manufacturing operations. Cash used in investing activities for the three months ended April 3, 2010 was $21.1 million consisting of purchases of short-term investments of $76.0 million, offset by sales and maturities of short-term investments of $57.0 million, due to our investment strategy of obtaining higher interest rates while preserving capital. Additionally, we used $1.9 million of cash to purchase property and equipment to support our manufacturing operations.

Cash Flows from Financing Activities. Cash provided by financing activities for the three months ended April 2, 2011 was $2.4 million, primarily due to $2.6 million of proceeds from the issuance of common stock associated with the exercise of stock options. Cash used in financing activities for the three months ended April 3, 2010 was $110.8 million, primarily due to $117.5 million of dividend payments, offset by $5.4 million of proceeds from the issuance of common stock associated with the exercise of stock options.

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

Current Financing Arrangements. As of April 2, 2011, we had capital leases related to office equipment with an outstanding balance of $156,000 and total remaining interest of $6,000. We had no other debt obligations.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as revenue and expenses during the reporting periods. Significant estimates include: determination of accounts receivable allowances, inventory reserves, warranty reserves, rebate reserves, valuation of our stock options, distributor channel inventory, royalty revenues, deferred revenue, uncertain income tax positions and property taxes. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results therefore could differ materially from those estimates under different assumptions or conditions.

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 filed with the SEC on February 16, 2011. There have been no material changes in our critical accounting policies since January 1, 2011, except for our revenue recognition policy described below and in Note 2 to the condensed consolidated financial statements, which was effective beginning on January 2, 2011.

Revenue Recognition

We follow the current authoritative guidance for software revenue recognition. Based on these requirements, we recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. We enter into agreements to sell pulse oximetry and related products and services as well as multiple deliverable arrangements that include various combinations of products and services. While the majority of our sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting including: (a) whether an arrangement exists, (b) how the arrangement consideration should be allocated among the deliverables if there are multiple deliverables, (c) when to recognize revenue on the deliverables, and (d) whether undelivered elements are essential to the functionality of the delivered elements. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.

In September 2009, the Financial Accounting Standards Board, or FASB, amended the accounting standards related to revenue recognition for arrangements with multiple deliverables. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. We adopted these new standards on a prospective basis. Therefore, the new standards apply only to revenue arrangements entered into or materially modified beginning January 2, 2011. For revenue arrangements that were entered into or materially modified after the adoption of these standards, implementation of this new authoritative guidance had no significant impact on our reported revenue in the first quarter of fiscal 2011 as compared to revenue if the related arrangements entered into or materially modified after the effective date were subject to the accounting requirements in effect in the prior year.

The new standards establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value, or VSOE, (ii) third-party evidence of selling price, or TPE, and (iii) best estimate of the selling price, or ESP. VSOE of fair value is defined as the price charged when the same element is sold separately. VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. TPE generally does not exist for the majority of our products because of their uniqueness. The objective of ESP is to determine the price at which we would transact a sale if the product was sold on a stand-alone basis. In the absence of VSOE and TPE, we determine ESP for our products by considering multiple factors including, but not limited to, features and functionality of the product, geographies, type of customer, contractual prices pursuant to Group Purchasing Organization, or GPO, contracts, our pricing and discount practices, and market conditions.

A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. Most of our products in a multiple deliverable arrangement qualify as separate units of accounting. In the case of our monitoring equipment products containing embedded Masimo SET software, we have determined that the hardware and software components function together to deliver the products’ essential functionality, and therefore, represent a single deliverable. In accordance with the new guidance, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition guidance. Software deliverables, such as rainbow parameter software, which do not function together with hardware components to provide the products’ essential functionality, continue to be accounted for under software revenue recognition guidance. Our multiple deliverable arrangements may therefore have software deliverables that are subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue recognition accounting guidance for arrangements with multiple deliverables.

Our sales under long-term sensor purchase contracts are generally structured such that we agree to provide up-front and at no charge certain monitoring equipment, software, installation, training and ongoing warranty support in exchange for the hospital’s agreement to purchase sensors over the term of the agreement, which ranges from three to six years. The sensors are essential to the functionality of the monitoring equipment and, therefore, represent a substantive performance obligation. We do not recognize any revenue when the monitoring and related equipment and software is delivered to the hospitals and installation and training is complete. We recognize revenue for these delivered elements, on a pro-rata basis, as the sensors are delivered under the long-term purchase commitment. The adoption of the new guidance for revenue recognition did not change this pattern of revenue recognition for long-term sensor purchase contracts. The cost of the monitoring equipment initially placed at the hospitals is deferred and amortized to cost of goods sold over the life of the underlying long-term sensor purchase contract.

To the extent that the allocation of revenue to multiple deliverables under long-term sensor agreements depends on our estimated selling prices, there is uncertainty over the percentage allocation to equipment, sensors and software. A change in the factors we use to estimate selling price, the weighting we assign to different factors, or a change in our pricing and discounting strategy could result in a different allocation to the deliverables in an arrangement. However, because we recognize revenue as sensors are delivered over the term of the agreement, the total revenue recognized under long-term sensor agreements in any period is not dependent on the allocation to the deliverables. The total amount of revenue recognized under long-term sensor agreements in a period is dependent on the amount of sensors shipped in the period. Our long-term sensor agreements provide for a minimum annual purchase commitment by our customers, but the timing and amount of customer purchases may vary from period to period.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuation in interest expense is limited to our outstanding capital lease arrangements, which have fixed interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at April 2, 2011. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended April 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 3, 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH related to Philips’ FAST pulse oximetry technology and certain of Philips patient monitors. The suit was brought in the U.S. District Court for the District of Delaware. Two patents originally asserted in this suit, related to our measure-through motion technology, were successfully enforced in our previous suit against Nellcor. On June 15, 2009, Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH answered our complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against us as well as counterclaims seeking declaratory judgments of invalidity on the patents asserted by us against Philips. On July 9,

2009, we filed our answer denying Philips’ counterclaims and asserting various defenses. We also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against us. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. On October 4, 2010, the Court limited the number of patents to be construed to four for us and three for Philips. In addition, on October 6, 2010, the Court denied Philips’ motion to bifurcate and stay damages in the patent case. In December 2010, the Court held a hearing regarding the construction of the patent claims and the Magistrate Judge issued a Report and Recommendation on claim construction on February 18, 2011. The parties are awaiting the claim construction order from the District Court Judge. We believe that we have good and substantial defenses to the antitrust and patent infringement claims asserted by Philips. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.

From time to time, we are involved in legal proceedings in the ordinary course of business. Other than the proceedings described above and in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, we are not currently involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

Before you decide to invest or maintain an interest in our common stock, you should consider carefully the risks described below, which have been updated since the filing of our Annual Report on Form 10-K with the SEC on February 16, 2011, together with the other information contained in this Quarterly Report on Form 10-Q. We believe the risks described below are the risks that are material to us as of the date this Quarterly Report on Form 10-Q is initially filed with the SEC. If any of the following risks comes to fruition, our business, financial condition, results of operations and growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment or interest.

We have marked with an asterisk (*) those risk factors below that include a substantive change from or update to the risk factors included in our Annual Report on Form 10-K filed with the SEC on February 16, 2011.

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

Our products that have been recently introduced into the market, including, but not limited to, those based on rainbow® technology, a technology that we license, may not be accepted in the market. In September 2008, we began our limited market release of total hemoglobin, and focused on obtaining data and clinical feedback on the performance of the product in the hospital. In October 2008, we received FDA clearance for Pronto, a handheld noninvasive multi-parameter testing device, not a continuous monitoring device, that uses our rainbow® SET technology, to provide pulse oximetry, pulse rate, perfusion index and spot-checking of total hemoglobin levels. In the first quarter of 2009, we commercially launched our total hemoglobin product for continuous and noninvasive monitoring in the hospital. In June 2010, we received FDA clearance for Pronto-7, a handheld noninvasive multi-parameter testing device, that provides spot-check hemoglobin testing along with oxygen saturation, pulse rate and perfusion index results. This device is used for, among other things, spot-check testing of hemoglobin in almost any environment. Also, in June 2010, we initiated a full commercial release of Rainbow Acoustic MonitoringTM after a limited market release that allowed us to evaluate the product’s performance in the field.

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

In May 1998, we spun off a newly-formed entity, Cercacor, and provided it rights to use Masimo SET to commercialize non-vital signs monitoring applications while we retained the rights to Masimo SET to commercialize vital signs monitoring applications. On May 2, 1998, we entered into a cross-licensing agreement with Cercacor, which has been amended several times, most recently in an Amended and Restated Cross-Licensing Agreement, effective January 1, 2007, or the Cross-Licensing Agreement. Under the Cross-Licensing Agreement, we granted Cercacor:

•

an exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET owned by us, including all improvements on this technology, for the monitoring of non-vital signs parameters and to develop and sell devices incorporating Masimo SET for monitoring non-vital signs parameters in any product market in which a product is intended to be used by a patient or pharmacist rather than by a professional medical caregiver, which we refer to as the Cercacor Market, and

•	a non-exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET for measurement of vital signs in the Cercacor Market.

Non-vital sign measurements consist of body fluid constituents other than vital sign measurements, including, but not limited to, carbon monoxide, methemoglobin, blood glucose, total hemoglobin and bilirubin.

Under the Cross-Licensing Agreement, we are only permitted to sell devices utilizing Masimo SET for the monitoring of non-vital signs parameters in markets where the product is intended to be used by a professional medical caregiver, including, but not limited to, hospital caregivers and alternate care market facility caregivers, rather than by a patient or pharmacist, which we refer to as the Masimo Market. Accordingly, our ability to commercialize new products, new or improved technologies and additional applications for Masimo SET is limited. In particular, our inability to expand beyond the Masimo Market may impair our growth and adversely affect our financial condition and results of operations.

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

* If we fail to maintain or develop relationships with GPOs, sales of our products would decline.

Our ability to sell our products to U.S. hospitals depends, in part, on our relationships with GPOs. Many existing and potential customers for our products become members of GPOs. GPOs negotiate beneficial pricing arrangements and contracts, which are sometimes exclusive, with medical supply manufacturers and distributors.

These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of the contractual arrangement. For the three months ended April 2, 2011 and April 3, 2010, shipments of our pulse oximetry products to customers that are members of GPOs represented $54.2 million and $43.8 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our business would be harmed.

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

We also have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we would experience a significant reduction in revenue, which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers or groups of customers, or distributors, or that we will be able to attract and retain additional customers in the future. For the three months ended April 2, 2011, we had sales through two just-in-time distributors, which each represented 14% and 10% of the total revenue, respectively. For the three months ended April 3, 2010, sales through a just-in-time distributor represented 13% of the total revenue. The loss of any large customer or distributor could have a material adverse effect on our financial condition and results of operations.

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

* Covidien may seek to avoid paying any royalties to us after March 15, 2014, which would significantly reduce our royalty revenue, total revenues and adversely affect our business, financial condition and results of operations.

We are party to a settlement agreement with Covidien. Under the current settlement agreement, we earn royalties on Covidien’s total U.S. based pulse oximetry sales. During the three months ended April 2, 2011, our royalties from the Covidien settlement totaled $11.5 million. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share. As a result, an elimination of royalties that we earn under the settlement agreement in the future will have a significant impact on our revenue, gross margins, operating income and earnings per share.

On January 28, 2011, we entered into a second amendment to this settlement agreement with Covidien. As part of this amendment, which became effective on March 15, 2011, Covidien has agreed to pay us a royalty at a rate of 7.75% of its United States pulse oximetry revenue, as that term is defined in the January 28, 2011 second amendment, from March 15, 2011 through at least March 15, 2014. In exchange for this royalty payment, we have provided Covidien with a covenant not to sue for its current pulse oximetry products, but not for any other technologies that Covidien may add, pursuant to the second amendment. After March 15, 2014, Covidien may stop paying us any royalties which would have a material adverse impact on our total revenue, gross margins, operating income and earnings per share.

Risks Related to Our Intellectual Property

* If the patents we own or license, or our other intellectual property rights, do not adequately protect our technologies, we may lose market share to our competitors and be unable to operate our business profitably.

Our success depends significantly on our ability to protect our rights to the technologies used in our products, including Masimo SET and licensed rainbow® technology. We rely on patent protection, trade secrets, as well as a combination of copyright and trademark laws and nondisclosure, confidentiality and other contractual arrangements to protect our technology and rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. In addition, we cannot be assured that any of our pending patent applications will result in the issuance of a patent to us. The U.S. Patent and Trademark Office, or PTO, may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO. Our issued and licensed patents and those that may be issued or licensed in the future, may expire or may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related technologies. Some of our patents related to our Masimo SET algorithm technology began to expire in March 2011. Additionally, upon expiration of other issued or licensed patents, we may lose some of our rights to exclude competitors from making, using, selling or importing products using the technology based on the expired patents. While we seek to offset potential losses relating to important expiring patents by securing additional patents on commercially desirable improvements, there can be no assurance that we will be successful in securing such additional patents, or that such additional patents will adequately offset the effect of expiring patents. We also must rely on contractual rights with the third parties that license technology to us to protect our rights in the technology licensed to us. There is no assurance that competitors will not be able to design around our patents. We also rely on unpatented proprietary technology. We cannot assure you that we can meaningfully protect all our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology.

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

In addition, new patents obtained by our competitors could threaten the continued commercialization of our products in the market even after they have already been introduced. In 2009, Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against us, as further explained in Part 1, Item 3 of our Annual Report on Form 10-K, filed with the SEC on February 16, 2011.

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

In February 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors as described in Part 1, Item 3 of our Annual Report on Form 10-K, filed with the SEC on February 16, 2011, and Note 11 to the condensed consolidated financial statements. Both Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH are associated with Philips Medical Systems, an OEM partner of ours. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.

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

* If our products cause or contribute to a death or serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions, including recall of our products.

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

From our inception through April 2, 2011, we initiated five voluntary recalls of our products, none of which was material to our operating results. Each of these recalls was reported to the FDA within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these or any future voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

* We may be subject to or otherwise affected by federal and state health care laws, including fraud and abuse and health information privacy and security laws, and could face substantial penalties if we are unable to fully comply with these laws.

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

Federal and state false claims laws prohibit anyone from presenting, or causing to be presented, claims for payment to third-party payers that are false or fraudulent. For example, the federal Civil False Claims Act imposes liability on any person or entity who, among other things, knowingly and willfully presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program, including Medicaid and Medicare. Some suits filed under the False Claims Act, known as “qui tam” actions, can be brought by a private individual, referred to as a “whistleblower” or “relator,” on behalf of the government and such individuals may share in any amounts paid by the entity to the government in fines or settlement. Such complaints are filed under seal and remain sealed until the applicable court orders otherwise. In recent years, the number or suits brought by private individuals has increased dramatically. Manufacturers, like us, can be held liable under false claims laws, even if they do not submit claims to the government, if they are found to have caused medical care providers to have submitted claims to the government for payment for a service or the use of a device that is not properly covered for government reimbursement. A number of states also have false claims laws, and some of these laws may apply to claims for items or services reimbursed under Medicaid and/or commercial insurance. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs and imprisonment. In particular, when an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim. As previously disclosed, in November 2010 we voluntarily notified the FDA that we received allegations regarding the safety and efficacy of our Pronto and Pronto-7 products from certain former sales representatives of ours. In April 2011, we were informed by representatives of the U.S. Department of Justice that a qui tam complaint had been filed under seal against us by certain of these individuals. We are cooperating with the Government’s investigation. We continue to believe that our business practices comply in all material respects with applicable laws and regulations, but the investigation may involve some distraction to management and cause us to incur additional expenses.

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

Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that as of April 2, 2011, a number of stockholders of Cercacor continued to own shares of our stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.

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

Under the Cross-Licensing Agreement, if we develop improvements to Masimo SET for the noninvasive monitoring of non-vital signs parameters, we would be required to assign these developments to Cercacor and then license the technology back from Cercacor in consideration for a license fee and royalty obligations to Cercacor. Therefore, any improvement to this technology would be treated as if it had been developed exclusively by Cercacor. In addition, we will not be reimbursed by Cercacor for our expenses relating to the development of any such technology. As a result of these terms, we may not generate any revenue from the further development of Masimo SET for the monitoring of non-vital signs parameters, which could adversely affect our business, financial condition and results of operations.

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

Currently, we are required to consolidate Cercacor within our financial statements. Accordingly, the royalties that we owe to Cercacor are eliminated in our condensed consolidated financial statements presented within this Quarterly Report on Form 10-Q and our other periodic reports and the gross profit margins reported in our consolidated financial results do not include the royalty expense that we pay to Cercacor. We are also obligated to include, and have included, Cercacor’s engineering and administrative expenses in our reported engineering and administrative expenses. If our financial statements were not consolidated with Cercacor, our reported cost of goods sold would increase and our reported engineering and administrative expenses would decrease. To date, the amount of royalty expense has approximated the amount of engineering and administrative expense. In the future, depending upon the success of rainbow® products and the royalties earned by Cercacor on those revenues, it is possible that the royalty expense will grow at a rate higher than the growth of engineering and administrative expenses. Should this occur, and if we were not required to consolidate Cercacor’s financial results within our financial statements, then our unconsolidated cost of sales could grow at a faster rate than our unconsolidated engineering expenses.

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

We derive a portion of our net sales from international operations. During the three months ended April 2, 2011 and April 3, 2010, 28.7% and 29.0%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.

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

There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From January 2, 2011 to April 2, 2011, our closing stock price ranged from $27.58 to $33.27. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

Some specific factors, in addition to the other risk factors identified above, that may have a significant effect on our stock market price, many of which we cannot control. These include but are not limited to:

•	actual or anticipated fluctuations in our operating results or future prospects;

•	our announcements or our competitors’ announcements of new products;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in our growth rates or our competitors’ growth rates;

•	developments regarding our patents or proprietary rights or those of our competitors;

•	ongoing legal proceedings;

•	our inability to raise additional capital as needed;

•	concerns or allegations as to the safety or efficacy of our products;

•	changes in financial markets or general economic conditions;

•	sales of stock by us or members of our management team, our board of directors or certain institutional stockholders; and

•	changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally.

* Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.

As of April 2, 2011, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned 11.7% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, the stockholders may be able to exercise a significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of us, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

* You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.

As of April 2, 2011, an aggregate of 12,126,555 shares of our stock were reserved for future issuance under our three equity incentive plans, 7,282,037 of which were subject to options outstanding as of that date at a weighted average exercise price of $22.51 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.

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

Item 5.	Other Information

Effective May 2, 2011, we amended and restated our employment agreement with Joe Kiani, our Chairman and Chief Executive Officer. Pursuant to Mr. Kiani’s prior employment agreement, we agreed to reimburse Mr. Kiani for all reasonable expenses incurred and paid by him in the course of the performance of his duties under the agreement and we further agreed to reimburse him for all reasonable travel and lodging expenses for his immediate family in the event his immediate family accompanies him during business travel. At the time the prior employment agreement was adopted, the Compensation Committee of our Board of Directors intended that for each year during the term of his employment agreement, Mr. Kiani will be entitled to receive an additional payment equal to, after taxes, the amount of the taxes incurred by him, if any, under federal and state regulations pursuant to travel expenses that are deemed to be non-business related expenses that we paid on behalf of Mr. Kiani and his immediate family for the immediately preceding year. Mr. Kiani’s employment agreement was restated to expressly provide for this additional payment. The first year for which we made the additional payment to Mr. Kiani is 2010.

Also effective May 2, 2011, we amended our Annual Cash Bonus Award Plan for executives and other officers and key employees of ours to provide that, as initially intended by our Compensation Committee at the time the bonus award plan was adopted, in the event we achieve each of our financial objectives set forth in the “Company Factor,” as defined under this plan, in any plan year, Mr. Kiani shall receive a bonus for such year equal to 50% of his base salary for the year or such higher percentage approved by our Compensation Committee.

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

MASIMO CORPORATION

Date: May 3, 2011	By:	/S/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: May 3, 2011	By:	/S/ MARK P. DE RAAD
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document

2.1	(1)†	Asset Purchase Agreement, dated December 21, 2005, between the Company, Masimo Canada ULC and Andromed Inc. (Exhibit 2.1)

2.1(a)	(1)	List briefly identifying the contents of schedules omitted from Exhibit 2.1 (Exhibit 2.1(a))

3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3	(3)	Amended and Restated Bylaws adopted on October 9, 2008 (Exhibit 3.1)

4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2	(2)	Rights Agreement, dated November 9, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)

4.3	(4)	Masimo Retirement Savings Plan. (Exhibit 4.7)

10.1*#		Amended and Restated Employment Agreement, dated May 2, 2011, between the Company and J. Kiani

10.2*#		Masimo Corporation Executive Annual Cash Bonus Award Plan, effective January 1, 2007

10.3	(5)	Second Amendment to the January 17, 2006 Settlement Agreement and Release of Claims, as amended pursuant to the January 24, 2006 Amendment to Settlement Agreement and Release of Claims, dated January 28, 2011, by and among the Company, Masimo Laboratories, Inc., Nellcor Puritan Bennett LLC, Mallinckrodt Inc., Tyco Healthcare Group LP and Covidien Inc. (Exhibit 10.1)

12.1		Statement Regarding the Computation of Ratio of Earnings to Fixed Charges

31.1		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2		Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1		Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (No. 333-142171) originally filed on April 17, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form S-1, as amended.
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on November 9, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(3)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on October 10, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(4)	Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed on February 11, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form S-8.
(5)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on January 31, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
†	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement have been omitted. A list identifying the contents of the omitted schedules is included as Exhibit 2.1(a). The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
*	Filed herewith.
#	Indicates management contract or compensatory plan.