Form 10-Q
period 2011-07-02
MASIMO CORP
filed 2011-08-10
CIK 937556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of July 2, 2011
Common stock, $0.001 par value	59,932,053

MASIMO CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JULY 2, 2011

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

MASIMO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share amounts)

	July 2, 2011	January 1, 2011
ASSETS
Current assets
Cash and cash equivalents	$125,694	$88,305
Accounts receivable, net of allowance for doubtful accounts of $1,658 and $1,720 at July 2, 2011 and January 1, 2011, respectively	52,036	49,694
Royalties receivable	7,252	12,000
Inventories	44,954	45,028
Prepaid expenses	9,976	7,887
Deferred tax assets	12,561	12,555
Other current assets	1,806	2,136

Total current assets	254,279	217,605
Deferred cost of goods sold	52,380	47,184
Property and equipment, net	15,132	15,951
Intangible assets, net	10,472	10,497
Deferred tax assets	12,579	12,560
Other assets	6,900	6,438

Total assets	$351,742	$310,235

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$20,127	$22,150
Accrued compensation	15,087	21,074
Accrued liabilities	10,426	9,832
Income taxes payable	1,327	722
Deferred revenue	15,268	16,369
Current portion of capital lease obligations	47	50

Total current liabilities	62,282	70,197
Deferred revenue	1,262	1,554
Capital lease obligations, less current portion	99	122
Other liabilities	9,003	8,323

Total liabilities	72,646	80,196
Commitments and contingencies
Equity
Masimo Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at July 2, 2011 and January 1, 2011	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 59,932,053 and 59,462,969 shares issued and outstanding at July 2, 2011 and January 1, 2011, respectively	60	59
Treasury stock, 156,240 shares at July 2, 2011 and January 1, 2011	(1,209)	(1,209)
Additional paid-in capital	235,992	222,206
Accumulated other comprehensive income	1,092	925
Retained earnings	40,715	5,664

Total Masimo Corporation stockholders’ equity	276,650	227,645
Noncontrolling interest	2,446	2,394

Total equity	279,096	230,039

Total liabilities and equity	$351,742	$310,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Revenue:
Product	$102,555	$87,958	$204,132	$173,824
Royalty	7,010	12,122	18,475	25,021

Total revenue	109,565	100,080	222,607	198,845
Cost of goods sold	34,314	29,775	70,524	59,003

Gross profit	75,251	70,305	152,083	139,842
Operating expenses:
Selling, general and administrative	43,673	41,004	85,141	90,315
Research and development	9,446	9,051	19,421	18,461
Antitrust litigation proceeds	—	(760)	—	(30,728)

Total operating expenses	53,119	49,295	104,562	78,048

Operating income	22,132	21,010	47,521	61,794
Non-operating income (expense)	528	309	722	(38)

Income before provision for income taxes	22,660	21,319	48,243	61,756
Provision for income taxes	5,751	7,403	13,180	21,676

Net income including noncontrolling interests	16,909	13,916	35,063	40,080
Net (income) loss attributable to the noncontrolling interests	129	371	(12)	917

Net income attributable to Masimo Corporation	$17,038	$14,287	$35,051	$40,997

Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.28	$0.24	$0.59	$0.70

Diluted	$0.28	$0.24	$0.57	$0.68

Weighted average shares used in per share calculations:
Basic	59,842	58,798	59,720	58,532

Diluted	61,232	60,510	61,096	60,496

Cash dividend declared per share	$—	$—	$—	$2.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net income including noncontrolling interests	$35,063	$40,080
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	3,840	3,151
Share-based compensation	7,574	6,318
Provision for doubtful accounts	92	154
Provision for obsolete inventory	850	359
Provision for warranty costs	1,334	1,150
Provision for deferred income taxes	—	133
Income tax benefit from exercise of stock options granted prior to January 1, 2006	1,058	1,631
Excess tax benefit from share-based payment arrangements	(89)	(537)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,433)	(10,338)
Decrease in royalties receivable	4,748	—
Increase in inventories	(776)	(5,910)
Increase in deferred cost of goods sold	(5,135)	(4,499)
(Increase) decrease in prepaid expenses	(2,043)	1,243
Increase in other assets	(101)	(1,963)
Increase (decrease) in accounts payable	(2,045)	5,084
Decrease in accrued compensation	(6,257)	(1,752)
Decrease in accrued liabilities	(831)	(1,291)
Increase in income taxes payable	676	1,073
Increase (decrease) in deferred revenue	(1,394)	2,703
Increase in other liabilities	654	1,064

Net cash provided by operating activities	34,785	37,853

Cash flows from investing activities:
Purchase of short-term investments	—	(75,986)
Proceeds from sale and maturities of short-term investments	—	132,975
Purchases of property and equipment	(2,123)	(3,930)
Increase in intangible assets	(848)	(911)

Net cash provided by (used in) investing activities	(2,971)	52,148

Cash flows from financing activities:
Repayments of capital lease obligations	(27)	(28)
Proceeds from issuance of common stock	5,127	5,662
Excess tax benefit from share-based payment arrangements	89	537
Dividends paid	—	(117,506)

Net cash provided by (used in) financing activities	5,189	(111,335)
Effect of foreign currency exchange rates on cash	386	251

Net increase (decrease) in cash and cash equivalents	37,389	(21,083)
Cash and cash equivalents at beginning of period	88,305	132,054

Cash and cash equivalents at end of period	$125,694	$110,971

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial statements. The condensed consolidated balance sheet as of January 1, 2011 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed with the SEC on February 16, 2011. The results for the three and six months ended July 2, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or for any future year. Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform with current period presentations.

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

Fiscal Periods

The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 fiscal week quarters and one 14 fiscal week quarter. In fiscal 2010, the Company followed a 52 week fiscal calendar in which the Company’s first, second and third quarters ended on Saturday, April 3, July 3 and October 2, 2010, respectively, and its fiscal year ended on Saturday, January 1, 2011. Similar to fiscal 2010, fiscal 2011 is on a 52 week fiscal calendar in which the Company’s first and second quarters ended on Saturday April 2, 2011 and July 2, 2011, respectively, and the third quarter will end on Saturday, October 1, 2011, and its fiscal year will end on Saturday, December 31, 2011.

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

Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this guidance as to specific assets or liabilities. There were no transfers between level 1, level 2 and level 3 inputs during the three and six months ended July 2, 2011. The company carries cash and cash equivalents at cost which approximates fair value. The following tables represent the Company’s fair value hierarchy for its cash equivalents (in thousands):

	Fair Value Measurement as of July 2, 2011 using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$91,998	$—	$—	$91,998
Money Market funds	1,389	—	—	1,389

Total	$93,387	$—	$—	$93,387

	Fair Value Measurement as of January 1, 2011 using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$57,995	$—	$—	$57,995
Money Market funds	12,165	—	—	12,165

Total	$70,160	$—	$—	$70,160

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

Intangible Assets

Costs to renew intangibles are capitalized and amortized over the remaining useful life of the intangible. For the three and six months ended July 2, 2011, total renewal costs capitalized for patents were $94,000 and $199,000, respectively. For the three and six months ended July 2, 2011, total renewal costs capitalized for trademarks were $8,000 and $17,000, respectively. As of July 2, 2011, the weighted average number of years until the next renewal is one year for patents and six years for trademarks.

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

Revenue Recognition

The Company follows the current authoritative guidance for software revenue recognition. Based on these requirements, the Company recognizes revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. The Company enters into agreements to sell pulse oximetry and related products and services as well as multiple deliverable arrangements that include various combinations of products and services. While the majority of the Company’s sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including: (a) whether an arrangement exists, (b) how the arrangement consideration should be allocated among the deliverables if there are multiple deliverables, (c) when to recognize revenue on the deliverables, and (d) whether undelivered elements are essential to the functionality of the delivered elements. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.

In September 2009, the Financial Accounting Standards Board, or FASB, amended the accounting standards related to revenue recognition for arrangements with multiple deliverables. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on relative selling prices. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. The Company adopted these new standards on a prospective basis. Therefore, the new standards apply only to revenue arrangements entered into or materially modified beginning January 2, 2011. For revenue arrangements that were entered into or materially modified after the adoption of these standards, implementation of this new authoritative guidance had no significant impact on the Company’s reported revenue in either the three or six months ended July 2, 2011 as compared to revenue if the related arrangements entered into or materially modified after January 2, 2011 were subject to the accounting requirements in effect in the same prior year periods.

The new standards establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value, or VSOE, (ii) third-party evidence of selling price, or TPE, and (iii) best estimate of the selling price, or ESP. VSOE is defined as the price charged when the same element is sold separately. VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. TPE generally does not exist for the majority of the Company’s products because of their uniqueness. The objective of ESP is to determine the price at which the Company would transact a sale if the product was sold on a stand-alone basis. In the absence of VSOE and TPE, the Company determines ESP for its products by considering multiple factors including, but not limited to, features and functionality of the product, geographies, type of customer, contractual prices pursuant to Group Purchasing Organization, or GPO, contracts, the Company’s pricing and discount practices and market conditions.

A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. Most of the Company’s products in a multiple deliverable arrangement qualify as separate units of accounting. In the case of the Company’s monitoring equipment products containing embedded Masimo SET software, the Company has determined that the hardware and software components function together to deliver the products’ essential functionality, and therefore, represent a single deliverable. In accordance with the new guidance, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition guidance. Software deliverables, such as rainbow parameter software, which do not function together with hardware components to provide the products’ essential functionality, continue to be accounted for under software revenue recognition guidance. The Company’s multiple

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

deliverable arrangements may therefore have software deliverables that are subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue recognition accounting guidance for arrangements with multiple deliverables. The Company’s sales under long-term sensor purchase contracts are generally structured such that the Company agrees to provide up-front and at no initial charge certain monitoring equipment, software, installation, training and ongoing warranty support in exchange for the hospital’s agreement to purchase sensors over the term of the agreement, which ranges from three to six years. The sensors are essential to the functionality of the monitoring equipment and, therefore, represent a substantive performance obligation. The Company does not recognize any revenue when the monitoring and related equipment and software are delivered to the hospitals and installation and training is complete. The Company recognizes revenue for these delivered elements, on a pro-rata basis, as the sensors are delivered under the long-term purchase commitment. The adoption of the new guidance for revenue recognition did not change this pattern of revenue recognition for long-term sensor purchase contracts. The cost of the monitoring equipment initially placed at the hospitals is deferred and amortized to cost of goods sold over the life of the underlying long-term sensor purchase contract.

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

Product Warranty

The Company provides a warranty against defects in material and workmanship for a period ranging from six months to one year, depending on the product type. In the case of long-term sales agreements, the Company typically warranties the products for the term of the agreement, which ranges from three to six years. In traditional sales activities, including direct and OEM sales, the Company establishes an accrual for the estimated costs of warranty at the time of revenue recognition. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales. In long-term sales agreements, revenue related to extended warranty is recognized over the term of the extended warranty pursuant to its revenue recognition policy, while the product warranty costs related to the long-term sales agreements are expensed as incurred.

Changes in the product warranty accrual were as follows (in thousands):

	Six Months Ended
	July 2, 2011	July 3, 2010
Warranty accrual, beginning of period	$544	$354
Provision for warranty costs	1,334	1,150
Warranty expenditures	(1,217)	(1,118)

Warranty accrual, end of period	$661	$386

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

Net Income Per Share

Basic net income per share attributable to Masimo Corporation for the three and six months ended July 2, 2011 and July 3, 2010 is computed by dividing net income attributable to Masimo Corporation by the weighted average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation for the three and six months ended July 2, 2011 and July 3, 2010 is computed by dividing the net income attributable to Masimo Corporation by the weighted average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the three and six months ended July 2, 2011, options to purchase 438,900 and 1,564,450 shares of common stock, respectively, were not included in the computation of diluted share equivalent because the options’ exercise prices were greater than the average market price for the period. For the three and six months ended July 3, 2010, options to purchase 4,547,400 and 3,148,775 shares of common stock, respectively, were not included in the computation of diluted share equivalent because the options’ exercise prices were greater than the average market price for the period.

The Company reduced its net income including noncontrolling interests by the amount of net (income) loss attributable to noncontrolling interests for the three and six months ended July 2, 2011 and July 3, 2010. A reconciliation of basic and diluted net income per share attributable to Masimo Corporation is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income attributable to stockholders of Masimo Corporation:
Net income including noncontrolling interests	$16,909	$13,916	$35,063	$40,080
Net (income) loss attributable to the noncontrolling interests	129	371	(12)	917

Net income attributable to Masimo Corporation	$17,038	$14,287	$35,051	$40,997

Basic net income per share attributable to Masimo Corporation:
Net income attributable to Masimo Corporation	$17,038	$14,287	$35,051	$40,997

Weighted average shares outstanding - basic	59,842	58,798	59,720	58,532

Basic net income per share attributable to Masimo Corporation	$0.28	$0.24	$0.59	$0.70

Diluted net income per share attributable to Masimo Corporation:
Weighted average shares outstanding - basic	59,842	58,798	59,720	58,532
Diluted share equivalent: stock options	1,390	1,712	1,376	1,964

Weighted average shares outstanding - diluted	61,232	60,510	61,096	60,496

Diluted net income per share attributable to Masimo Corporation	$0.28	$0.24	$0.57	$0.68

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, or ASU 11-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 11-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 11-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This update is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company is currently evaluating what impact, if any, this update will have on its condensed consolidated financial statements.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, or ASU 11-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 11-05 requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 11-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 11-05 is effective for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. Early adoption of this update is permitted. The Company does not expect the adoption of this update to have a material impact on its condensed consolidated financial statements, as it only requires a change in the format of presentation.

3. Comprehensive Income

The Company’s total comprehensive income attributable to Masimo Corporation is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income including noncontrolling interests	$16,909	$13,916	$35,063	$40,080
Other comprehensive income:
Foreign currency translation gain	295	390	167	454

Total comprehensive income before noncontrolling interests	17,204	14,306	35,230	40,534
Net (income) loss attributable to the noncontrolling interests	129	371	(12)	917
Other comprehensive income attributable to noncontrolling interests	—	—	—	—

Comprehensive income attributable to Masimo Corporation	$17,333	$14,677	$35,218	$41,451

4. Variable Interest Entities (VIEs)

The Company follows authoritative guidance for the consolidation of VIEs, which requires an enterprise to determine whether its variable interest gives it a controlling financial interest in a VIE. This consolidation guidance for VIEs replaced the prior quantitative approach for identifying whether an enterprise should consolidate a VIE with a qualitative approach. Determination about whether an enterprise should consolidate a VIE is required to be evaluated continuously as changes to existing relationships or future transactions may result in consolidating or deconsolidating the VIE.

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

The Company’s license to rainbow® technology for these parameters in these markets is exclusive on the condition that the Company continues to pay Cercacor royalties on its products incorporating rainbow® technology, subject to certain minimum aggregate royalty thresholds, and that the Company use commercially reasonable efforts to develop or market products incorporating the licensed rainbow® technology. The royalty is up to 10% of the rainbow® royalty base, which includes handhelds, tabletop and multi-parameter devices. Handheld products incorporating rainbow® technology will carry a 10% royalty rate. For other products, only the proportional amount attributable to that portion of the Company’s products used to monitor non-vital signs measurements, sensors and accessories, rather than for monitoring vital signs measurements, will be included in the 10% rainbow® royalty base. Effective January 2009, for multi-parameter devices, the rainbow® royalty base will include the percentage of the revenue based on the number of rainbow® enabled measurements. For hospital contracts where the Company places equipment and enters into a sensor contract, the Company pays a royalty to Cercacor on the total sensor contract revenues based on the ratio of rainbow® enabled devices to total devices.

In 2010 and thereafter, the Company is subject to an annual minimum aggregate royalty payment of $5.0 million. The aggregate royalty payments were $1.3 million and $2.5 million for the three and six months ended July 2, 2011, respectively, and $1.3 million and $2.5 million for the three and six months ended July 3, 2010, respectively. In addition, in connection with a change in control, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for all licensed rainbow® measurements payable to Cercacor will increase up to $15.0 million per year for 2011 and thereafter and up to $2.0 million per year for other rainbow® measurements.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

In February 2009, in order to accelerate the product development of an improved spot-check measurement device, Pronto-7, the Company’s Board of Directors agreed to pay certain of Cercacor’s engineering expenses to assist in these efforts. Specifically, these expenses included third party engineering materials and supplies expense as well as 50% of Cercacor’s total engineering and engineering related payroll expenses from April 2009 through June 2010, the original anticipated completion date of this product development effort. Since July 2010, Cercacor has continued to assist the Company with product development efforts and charged the Company accordingly. During the three months ended July 2, 2011, and until both parties agree to end these services, Cercacor assisted and will continue to assist the Company with continuing productization efforts of the new handheld noninvasive multi-parameter spot-check testing device. During the three and six months ended July 2, 2011, the total expenses for these additional services, material and supplies totaled $583,000 and $1.3 million, respectively. During the three and six months ended July 3, 2010, these expenses totaled $685,000 and $1.4 million, respectively.

The condensed consolidated balance sheets include a noncontrolling interest in Cercacor of $2.4 million as of both July 2, 2011 and January 1, 2011, which represents the value of common stock, additional paid in capital and retained earnings of Cercacor, which are not available to the Company. In addition, the condensed consolidated balance sheets include, net of intercompany eliminations, total assets of $5.0 million and $5.4 million as of July 2, 2011 and January 1, 2011, respectively, related to Cercacor. Cercacor’s total assets as of July 2, 2011 included $2.4 million for intangible assets, $1.2 million for property and equipment and $1.1 million of deferred tax assets. Its total assets as of January 1, 2011 included $2.1 million for intangible assets, $1.2 million for property and equipment and $1.1 million of deferred tax assets. The condensed consolidated balance sheets include total liabilities, net of intercompany eliminations, of $1.0 million and $1.5 million as of July 2, 2011 and January 1, 2011, respectively, related to Cercacor.

Pursuant to authoritative accounting guidance, Cercacor is consolidated within the Company’s financial statements for all periods presented. The Company is required to consolidate Cercacor since the Company was deemed to be the primary beneficiary of Cercacor’s activities. This determination is based on the Company’s significant influence over the operations and decision making of Cercacor. Accordingly, all intercompany royalties, option and license fees and other charges between the Company and Cercacor as well as all intercompany payables and receivables have been eliminated in the consolidation. Also, all direct engineering expenses that have been incurred by the Company and charged to Cercacor have not been eliminated and are included as research and development expense in the Company’s condensed consolidated statements of income. Upon consolidation, $3.7 million and $3.9 million of receivables due from the Company as of July 2, 2011 and January 1, 2011, respectively, were eliminated. Also upon consolidation, $5.5 million and $5.7 million of deferred revenue related to technology licensed to the Company as of July 2, 2011 and January 1, 2011, respectively, were eliminated. Assets of Cercacor can only be used to settle obligations of Cercacor and creditors of Cercacor have no recourse to the general credit of the Company.

For the foreseeable future, the Company anticipates that it will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a VIE or in the event that the Company is no longer the primary beneficiary of Cercacor, the Company may discontinue consolidating the entity.

The changes in noncontrolling interest for Cercacor are as follows (in thousands):

Six Months Ended July 2, 2011
Noncontrolling interest, beginning of period	$2,394
Increase in additional paid-in capital of noncontrolling interest	40
Net income attributable to noncontrolling interest	12
Other comprehensive income attributable to noncontrolling interest	—

Noncontrolling interest, end of period	$2,446

SEDLine, Inc.

During the three and six months ended July 3, 2010, SEDLine, Inc., or SEDLine, was considered to be a VIE and the Company was deemed to be the primary beneficiary. Therefore, the Company included SEDLine’s revenue and expenses

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

incurred during the three and six months ended July 3, 2010 in its condensed consolidated statement of income for the period. However, SEDLine was a noncontrolling interest of the Company, and therefore its net losses incurred during the three and six months ended July 3, 2010, were not included in the net income attributable to the Company.

On July 2, 2010, the Company acquired SEDLine and as a result, SEDLine became a wholly-owned subsidiary and was no longer a noncontrolling interest of the Company. For the three and six months ended July 2, 2011, due to SEDLine’s change in status, the Company included SEDLine’s revenue, expenses and results thereof in its condensed consolidated statement of income. As of January 1, 2011 and July 2, 2011, since SEDLine was a wholly-owned subsidiary, all of SEDLine’s assets, liabilities and equity were consolidated with the Company.

5. Related Party Transactions

As of July 2, 2011 and January 1, 2011, the Company had amounts due from employees of $165,000 and $180,000, respectively, which are classified in other assets in the accompanying condensed consolidated balance sheets.

The Company’s Chief Executive Officer is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare, or the Masimo Foundation, a non-profit organization which was founded during the first quarter of 2010 to benefit worldwide healthcare. The Company’s Chief Financial Officer is also a Director of the Masimo Foundation. For the three and six months ended July 3, 2010, the Company contributed a total of $0 and $10.3 million, respectively, to the Masimo Foundation, which has been recorded within selling, general and administrative expenses in the condensed consolidated statements of income. No amounts were contributed to the Masimo Foundation during the three or six months ended July 2, 2011.

6. Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments that are readily convertible into known amounts of cash, to be cash equivalents. As of July 2, 2011, the Company’s cash balance was $32.3 million, which was comprised of checking and savings accounts. Additionally, the Company had cash equivalents of $93.4 million, consisting of $92.0 million of U.S. Treasury bills and $1.4 million of money market funds.

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

7. Royalties Receivable

The royalty receivable of $7.3 million as of July 2, 2011 represents the Company’s estimated amount due for the three months ended July 2, 2011. Pursuant to the second amendment to its settlement agreement with Nellcor Puritan Bennett, Inc. (currently Covidien Ltd., or Covidien), the royalties are paid to the Company based on a percentage of sales of Covidien U.S. based pulse oximetry products. The Company recognizes royalty revenue based on the royalty rate per the second amendment to its settlement agreement, multiplied by its estimate of Covidien’s sales for each quarter. Any adjustments to the quarterly estimate are recorded prospectively in the following quarter, when the Company receives the Covidien royalty report and payment, which is generally 60 days after the end of each of Covidien’s fiscal quarters.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

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

	July 2, 2011	January 1, 2011
Raw materials	$26,738	$28,028
Work in-process	4,848	4,192
Finished goods	13,368	12,808

Total	$44,954	$45,028

9. Capital Lease Obligations

Capital lease obligations consist of the following not including interest expense (in thousands):

	July 2, 2011	January 1, 2011
Capital lease obligations, current portion	$47	$50
Capital lease obligations, long-term portion	99	122

Total capital lease obligations	$146	$172

The Company currently has three capital leases related to office equipment. These leases have interest rates ranging from 5.2% to 6.6% per year and mature on various dates from December 2012 through May 2014. As of July 2, 2011, the total future remaining interest cost under all capital leases was $3,000.

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

During the fiscal year ended January 1, 2011, the Company issued 1,586,519 shares of common stock as a result of stock option exercises. The number and weighted average exercise price of options issued and outstanding under all stock option plans are as follows:

	Six Months Ended July 2, 2011
	Shares	Average Exercise Price
Options outstanding, beginning of period	6,941,182	$21.32
Granted	747,150	$30.17
Canceled	(159,750)	$27.92
Exercised	(469,084)	$10.93

Options outstanding, end of period	7,059,498	$22.80

Options exercisable, end of period	3,505,078	$18.37
Options available for grant, end of period	4,871,038

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s share-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Risk-free interest rate	1.6% to 2.2%	2.0% to 2.9%	1.6% to 2.5%	2.0% to 2.9%
Expected term	5.3 years	5.5 years	5.3 years	5.5 years
Estimated volatility	37.1% to 38.0%	37.4% to 41.4%	37.1% to 40.6%	37.4% to 41.4%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$11.48	$9.57	$11.66	$10.62

The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of July 2, 2011 was $55.9 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of July 2, 2011 was $43.4 million. The aggregate intrinsic value of options exercised during the six months ended July 2, 2011, was $9.4 million. The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The unrecognized share-based compensation as of July 2, 2011 was $42.2 million related to unvested options granted after January 1, 2006. The weighted average remaining contractual term of options outstanding as of July 2, 2011 was 6.9 years. The weighted average remaining contractual term of options exercisable as of July 2, 2011 was 5.3 years.

The following table presents the total share-based compensation expense that is included in each functional line item of the condensed consolidated statements of income (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Cost of goods sold	$135	$118	$281	$211
Selling, general and administrative	3,132	2,659	5,647	4,736
Research and development	874	723	1,646	1,371

Total	$4,141	$3,500	$7,574	$6,318

11. Commitments and Contingencies

Leases

The Company leases its facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through September 2014. Certain facilities leases contain predetermined price escalations. The Company recognizes the lease costs using a straight-line method based on total lease payments. The Company also received certain leasehold improvement incentives totaling $650,000 for its headquarters facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of July 2, 2011 and January 1, 2011, rent expense accrued in excess of the amount paid aggregated $245,000 and $193,000, respectively, and is classified in other liabilities. The Company also leases automobiles in Europe that are classified as operating leases and expire at various dates through April 2014.

Future minimum lease payments under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands):

	As of July 2, 2011
	Operating Leases	Capital Leases	Total
2011 (balance of year)	$1,581	$27	$1,608
2012	2,558	53	2,611
2013	2,402	49	2,451
2014	1,512	20	1,532

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

	As of July 2, 2011
	Operating Leases	Capital Leases	Total
Thereafter	—	—	—

Total	$8,053	$149	$8,202

Rental expense related to operating leases was $980,000 and $1.9 million for the three and six months ended July 2, 2011, respectively, and $897,000 and $1.8 million for the three and six months ended July 3, 2010, respectively.

Employee Retirement Savings Plan

In fiscal year 1996, the Company adopted the Masimo Retirement Savings Plan, or the Plan, which is a 401(k) plan covering all of the Company’s full-time U.S. employees who meet certain eligibility requirements. The Company contributes to the Plan on a discretionary basis. The Company contributed $309,000 and $614,000 to the Plan for the three and six months ended July 2, 2011, respectively, and $310,000 and $564,000 to the Plan for the three and six months ended July 3, 2010, respectively.

Employment and Severance Agreement

As of July 2, 2011, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary with annual increases at the discretion of the Compensation Committee of the Board of Directors, plus other benefits. The agreement with the Company also provides for an annual bonus based on the Company’s attainment of certain financial and other objectives and goals. The agreement has an initial term of three years, with automatic daily renewal, unless either the Company or the executive notifies the other party of non-renewal of the agreement. Also, under this employment agreement, the key employee may be entitled to receive certain salary, equity, tax, medical and life insurance benefits if he is terminated by the Company, if he terminates his employment for good reason under certain circumstances or if there is a change in control of the Company.

As of July 2, 2011, the Company had severance plan participation agreements with three of its executive officers. The participation agreements, or Agreements, are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, or Severance Plan, which became effective on July 19, 2007 and was amended effective December 31, 2008. Under the Agreements, each executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

As of July 2, 2011, the Company had limited severance plan participation agreements with four of its executive officers. These limited participation agreements, or Limited Agreements, are governed by the terms and conditions of the Severance Plan. Under the Limited Agreements, 50% of the executive officer’s unvested and outstanding stock options will immediately vest if the executive officer is terminated by the Company upon a change in control under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

Purchase Commitments

Pursuant to contractual obligations with vendors, the Company had $40.6 million of purchase commitments as of July 2, 2011, all of which is expected to be purchased within one year. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.

Concentrations of Risk

The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. As of July 2, 2011, the Company had $32.3 million of bank balances, of which $11.7 million was covered by the Federal Deposit Insurance Corporation limit. The Company invests its excess cash deposits in U.S. Treasury bills and money market accounts with major financial institutions. As of July 2, 2011, the Company had $92.0 million in U.S. Treasury bills which are guaranteed by the U.S. federal government and $1.4 million in money market funds that are not guaranteed by the U.S. federal government.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

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

The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three and six months ended July 2, 2011, revenue from the sale of the Company’s pulse oximetry products to U.S. hospitals that are members of GPOs amounted to $57.3 million and $111.5 million, respectively. During the three and six months ended July 3, 2010, revenue from the sale of the Company’s pulse oximetry products to U.S. hospitals that are members of GPOs amounted to $44.3 million and $88.1 million, respectively.

For the three months ended July 2, 2011, the Company had sales through two just-in-time distributors, which each represented 14.0% and 9.8% of the total revenue, respectively. For the six months ended July 2, 2011, the Company had sales through two just-in-time distributors, which each represented 13.8% and 10.0% of the total revenue, respectively. For the three and six months ended July 3, 2010, sales through one just-in-time distributor represented 12.6% and 12.8% of the total revenue, respectively. For both periods, the just-in-time distributors take and fulfill orders from the Company’s direct customers, many of whom have signed long-term sensor agreements with the Company. In the event a distributor is unable to fulfill these orders, the orders would be redirected to other distributors or fulfilled directly by the Company.

As of July 2, 2011, one just-in-time distributor represented 5.8% of the accounts receivable balance and another just-in-time distributor represented 5.6% of the accounts receivable balance. As of January 1, 2011, one just-in-time distributor represented 5.3% of the accounts receivable balance.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

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

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 2, 2011		July 3, 2010		July 2, 2011		July 3, 2010
Geographic Area by Destination
North and South America	$74,922	73.1%	$65,621	74.6%	$152,016	74.5%	$130,519	75.1%
Europe, Middle East and Africa	15,924	15.5	12,028	13.7	29,959	14.7	24,226	13.9
Asia and Australia	11,709	11.4	10,309	11.7	22,157	10.8	19,079	11.0

Total product revenue	$102,555	100%	$87,958	100%	$204,132	100%	$173,824	100%

United States	$71,496		$63,044		$143,873		$123,971

13. Income Taxes

As of July 2, 2011, the balance of the gross unrecognized tax benefit was $8.1 million, of which $7.1 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. As of January 1, 2011, the balance of the gross unrecognized tax benefit was $7.5 million, of which $6.5 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. For the three and six months ended July 2, 2011, the Company expensed $77,000 and $137,000, respectively, for interest. For the three and six months ended July 3, 2010, the Company expensed $69,000 and $169,000, respectively, for interest.

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

The provision for income taxes was $5.8 million and $13.2 million, or an effective tax rate of 25.4% and 27.3%, for the three and six months ended July 2, 2011, respectively. The provision for income taxes was $7.4 million and $21.7 million, or an effective tax rate of 34.7% and 35.1%, for the three and six months ended July 3, 2010, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state taxes, permanent differences between pre-tax income for financial reporting purposes and taxable income, research related tax credits, the recognition of tax benefits related to uncertain tax positions and anticipated income in jurisdictions in which the Company does business with different effective tax rates.

14. Subsequent Event

On August 8, 2011, the Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of the company’s common stock. The repurchase program will commence on August 12, 2011 and is expected to continue for a period of 24 months unless it is terminated earlier by the board of directors.

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

We have focused on building our U.S. and international sales and marketing infrastructure to market our products to end-users, such as hospitals, and to original equipment manufacturer, or OEM, partners for incorporation into their patient-monitoring products. We market our pulse oximetry products to hospitals and the alternate care market through our direct sales force, and market our circuit boards to our OEM partners. Today, the primary focus of our hospital sales force is to facilitate the conversion of hospitals to our Masimo SET or Masimo rainbow® SET products. In the U.S., we typically enter into long-term sales contracts with hospitals, pursuant to which we ship and install our pulse oximeters at no up-front cost to the hospital in exchange for a commitment to purchase a minimum number of sensors from us over a specified period of time. With the introduction of Masimo rainbow® Pulse CO-Oximetry, we have established a sales force to concentrate on the alternate care market. Over the past year, we have expanded our sales and marketing staffing levels. We supplement our direct sales with sales through our distributors, who, within the U.S., function as inventory or fulfillment houses for our hospital customers. Direct and distributor sales have increased to $170.0 million, or 83.3%, of product revenue for the six months ended July 2, 2011, from $136.1 million, or 78.3%, of product revenue for the six months ended July 3, 2010.

The building of our installed base of pulse oximeters and pulse oximeter circuit boards generates recurring sales of our sensors, primarily single-patient use sensors. A user of one of our pulse oximeters or our OEMs’ pulse oximeters can obtain the benefit of the Masimo SET or Masimo rainbow® SET only by using our proprietary sensors that are designed for our system. We currently estimate that our worldwide installed base was 922,000 units, based on an estimated 10 year field life assumption, as of July 2, 2011, up from 789,000 units as of July 3, 2010. We estimate our installed base to be the number of pulse oximeters and pulse oximeter circuit boards that we have shipped in the past 10 years. We expect our worldwide installed base to continue to increase as we expand our market share and expand the pulse oximetry market to other patient care settings.

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

In February 2009, in order to accelerate the product development of our spot-check measurement device, we agreed to pay certain of Cercacor’s engineering expenses to assist in these efforts. Specifically, these expenses included third party engineering materials and supplies expense, as well as 50% of Cercacor’s total engineering and engineering related payroll expenses from April 2009 through June 2010, the completion of this product development effort. Since July 2010, Cercacor has continued to assist us with other product development efforts and charged us accordingly. We expect this arrangement to continue in the future. During the three and six months ended July 2, 2011, the total of these additional expenses were $583,000 and $1.3 million, respectively. For additional discussion of Cercacor, see Note 4 to the condensed consolidated financial statements.

For the foreseeable future, we anticipate that we will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a variable interest entity, or VIE, or in the event that we are no longer the primary beneficiary of Cercacor, we may discontinue consolidating the entity.

SEDLine, Inc.

During the three and six months ended July 3, 2010, SEDLine, Inc., or SEDLine, was considered to be a VIE and we were deemed to be the primary beneficiary. Therefore, we included SEDLine’s revenue and expenses incurred during the three and six months ended July 3, 2010 in our condensed consolidated statement of income for the period. However, SEDLine was a noncontrolling interest of ours and therefore its net losses incurred during the three and six months ended July 3, 2010 were not included in the net income attributable to us.

On July 2, 2010, we acquired SEDLine and as a result, SEDLine became a wholly-owned subsidiary and was no longer a noncontrolling interest of ours. For the three and six months ended July 2, 2011, due to SEDLine’s change in status, we included SEDLine’s revenue, expenses and results thereof, in our condensed consolidated statement of income. As of January 1, 2011 and July 2, 2011, since SEDLine was a wholly-owned subsidiary, all of SEDLine’s assets, liabilities and equity were consolidated with us. For additional discussion of SEDLine, see Note 4 to the condensed consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages).

	Three Months Ended				Six Months Ended
	July 2, 2011	% of Revenue	July 3, 2010	% of Revenue	July 2, 2011	% of Revenue	July 3, 2010	% of Revenue
Revenue:
Product	$102,555	93.6%	$87,958	87.9%	$204,132	91.7%	$173,824	87.4%
Royalty	7,010	6.4	12,122	12.1	18,475	8.3	25,021	12.6

Total revenue	109,565	100.0	100,080	100.0	222,607	100.0	198,845	100.0
Cost of goods sold	34,314	31.3	29,775	29.8	70,524	31.7	59,003	29.7

Gross profit	75,251	68.7	70,305	70.2	152,083	68.3	139,842	70.3
Operating expenses:
Selling, general and administrative	43,673	39.9	41,004	41.0	85,141	38.3	90,315	45.4
Research and development	9,446	8.6	9,051	9.0	19,421	8.7	18,461	9.3
Antitrust litigation proceeds	—	—	(760)	(0.8)	—	—	(30,728)	(15.5)

Total operating expenses	53,119	48.5	49,295	49.2	104,562	47.0	78,048	39.2

Operating income	22,132	20.2	21,010	21.0	47,521	21.3	61,794	31.1
Non-operating income (expense)	528	0.5	309	0.3	722	0.3	(38)	(0.0)

Income before provision for income taxes	22,660	20.7	21,319	21.3	48,243	21.6	61,756	31.1
Provision for income taxes	5,751	5.3	7,403	7.4	13,180	5.9	21,676	10.9

Net income including noncontrolling interests	16,909	15.4	13,916	13.9	35,063	15.7	40,080	20.2
Net (income) loss attributable to the noncontrolling interests	129	0.1	371	0.4	(12)	(0.0)	917	0.5

Net income attributable to Masimo Corporation	$17,038	15.5%	$14,287	14.3%	$35,051	15.7%	$40,997	20.7%

Comparison of the Three Months Ended July 2, 2011 to the Three Months Ended July 3, 2010

Revenue. Total revenue increased $9.5 million, or 9.5%, to $109.6 million for the three months ended July 2, 2011 from $100.1 million for the three months ended July 3, 2010.

Product revenues increased $14.6 million, or 16.6%, to $102.6 million in the three months ended July 2, 2011 from $88.0 million in the three months ended July 3, 2010. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 922,000 units at July 2, 2011, up from 789,000 units at July 3, 2010. Contributing to the increase in our product revenue was our rainbow® technology product revenues which increased $1.9 million, or 26.0%, to $9.1 million in the three months ended July 2, 2011 from $7.2 million in the three months ended July 3, 2010. Revenue generated through our direct and distribution sales channels increased $16.6 million, or 24.3%, to $84.7 million for the three months ended July 2, 2011 compared to $68.1 million for the three months ended July 3, 2010. During the three months ended July 2, 2011, revenues from our OEM channel decreased $2.0 million, or 10.0%, to $17.9 million from $19.9 million in the three months ended July 3, 2010.

Our royalty revenue decreased $5.1 million to $7.0 million in the three months ended July 2, 2011 from $12.1 million in the three months ended July 3, 2010. This reduction in revenue was due to a reduction in the royalty rate from 13.0% to 7.75% of Covidien’s U.S. pulse oximetry sales, which became effective on March 15, 2011. This rate reduction was the result of a second amendment to the original settlement agreement with Covidien, which we entered into on January 28, 2011. For additional discussion of the second amendment, see Note 7 to the condensed consolidated financial statements.

Cost of Goods Sold. Cost of goods sold increased $4.5 million to $34.3 million in the three months ended July 2, 2011 from $29.8 million in the three months ended July 3, 2010. Our total gross margin decreased to 68.7% for the three months ended July 2, 2011 from 70.2% for the three months ended July 3, 2010. Excluding royalties, product gross margin increased by 0.4% to 66.5% for the three months ended July 2, 2011 from 66.1% for the three months ended July 3, 2010. This product margin increase was primarily due to selected favorable manufacturing variances and favorable foreign exchange rates, partially offset by increased amortization costs associated with increased equipment placed at hospitals. We incurred $1.3 million in Cercacor’s royalty expenses for both the three months ended July 2, 2011 and July 3, 2010, which have been eliminated in our condensed consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 65.3% and 64.7% for the three months ended July 2, 2011 and July 3, 2010, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $2.7 million, or 6.5%, to $43.7 million for the three months ended July 2, 2011 from $41.0 million for the three months ended July 3, 2010. This increase was primarily due to a $2.4 million increase in legal expenses, a $2.1 million increase in payroll and related costs and a $669,000 increase in travel related expenses. These increases were offset by $1.4 million in various one-time grants and marketing initiatives incurred during the three months ended July 3, 2010, and a $1.1 million decrease in equipment and sample related expenses. Included in total selling, general and administrative expenses are $535,000 and $784,000 of direct expenses incurred by our VIEs for the three months ended July 2, 2011 and July 3, 2010, respectively.

Research and Development. Research and development expenses increased $394,000, or 4.4%, to $9.4 million for the three months ended July 2, 2011 from $9.1 million for the three months ended July 3, 2010. The increase was primarily due to increased payroll and payroll related costs of $602,000 associated with increased research and development staffing levels. This was partially offset by a decrease of $185,000 in outside consulting costs. Included in total research and development expenses are $865,000 and $634,000 of engineering expenses incurred by our VIEs for the three months ended July 2, 2011 and July 3, 2010, respectively.

Non-operating income (expense). Non-operating income was $528,000 for the three months ended July 2, 2011, as compared to income of $309,000 for the three months ended July 3, 2010. This increase of $219,000 was primarily due to an increase in realized and unrealized gains on foreign currency denominated transactions during the three months ended July 2, 2011, as compared to the three months ended July 3, 2010. The realized and unrealized gains recognized during the three months ended July 2, 2011 resulted primarily from the weakening of the U.S. dollar against the Japanese yen and Euro. The realized and unrealized gains recognized during the three months ended July 3, 2010 resulted primarily from the weakening of the U.S. dollar against the Japanese yen, and partially offset by the strengthening of the U.S. dollar against the Euro.

Provision for Income Taxes. Our provision for income taxes was $5.8 million for the three months ended July 2, 2011 compared to $7.4 million for the three months ended July 3, 2010. Our effective tax rate decreased to 25.4% for the three months ended July 2, 2011, compared to 34.7% for the three months ended July 3, 2010. This decrease in the effective tax rate was due primarily to the extension of the federal research and experiment credit, the change in the state effective tax rate and the mix of income in jurisdictions in which we do business. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law, the recognition and derecognition of tax benefits associated with uncertain tax positions and the geographic composition of pre-tax income.

Comparison of the Six Months Ended July 2, 2011 to the Six Months Ended July 3, 2010

Revenue. Total revenue increased $23.8 million, or 12.0%, to $222.6 million for the six months ended July 2, 2011 from $198.8 million for the six months ended July 3, 2010.

Product revenues increased $30.3 million, or 17.4%, to $204.1 million in the six months ended July 2, 2011 from $173.8 million in the six months ended July 3, 2010. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 922,000 units at July 2, 2011, up from 789,000 units at July 3, 2010. Contributing to the increase in our product revenue was our rainbow® technology product revenues which increased $3.9 million, or 31.3%, to $16.5 million in the six months ended July 2, 2011 from $12.6 million in the six months ended July 3, 2010. Revenue generated through our direct and distribution sales channels increased $33.9 million, or 24.9%, to $170.0 million for the six months ended July 2, 2011 compared to $136.1 million for the six months ended July 3, 2010. During the six months ended July 2, 2011, revenues from our OEM channel decreased $3.6 million, or 9.5%, to $34.1 million from $37.7 million in the six months ended July 3, 2010.

Our royalty revenue decreased $6.5 million to $18.5 million in the six months ended July 2, 2011 from $25.0 million in the six months ended July 3, 2010. This reduction in revenue was due to a reduction in the royalty rate from 13.0% to 7.75% of Covidien’s U.S. pulse oximetry sales, which became effective on March 15, 2011. This rate reduction was the result of a second amendment to the original settlement agreement with Covidien, which we entered into on January 28, 2011. For additional discussion of the second amendment, see Note 7 to the condensed consolidated financial statements.

Cost of Goods Sold. Cost of goods sold increased $11.5 million to $70.5 million in the six months ended July 2, 2011 from $59.0 million in the six months ended July 3, 2010. Our total gross margin decreased to 68.3% for the six months ended July 2, 2011 from 70.3% for the six months ended July 3, 2010. Excluding royalties, product gross margin decreased by 0.6% to 65.5% for the six months ended July 2, 2011 from 66.1% for the six months ended July 3, 2010. This decrease was primarily due to increased amortization costs associated with increased equipment placed at hospitals and partially offset by favorable manufacturing variances and the impact of favorable foreign exchange rates. We incurred $2.5 million in Cercacor’s royalty expenses for both the six months ended July 2, 2011 and July 3, 2010, which have been eliminated in our condensed consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 64.2% and 64.6% for the six months ended July 2, 2011 and July 3, 2010, respectively.

Selling, General and Administrative. Selling, general and administrative expenses decreased $5.2 million, or 5.7%, to $85.1 million for the six months ended July 2, 2011 from $90.3 million for the six months ended July 3, 2010. The decrease was primarily due to a reduction of $12.3 million during the six months ended July 2, 2011 in various one-time grants and marketing initiatives, including a $10.3 million donation to the Masimo Foundation, related to our plans to reinvest a portion of the antitrust settlement payment we received in January 2010. Excluding these various one-time grants and marketing initiatives, selling, general and administrative expenses increased $7.1 million, or 9.1%, for the six months ended July 2, 2011 as compared to the six months ended July 3, 2010. This increase was primarily due to a $3.8 million increase in payroll and related costs, and a $1.3 million increase in travel related expenses, both associated with increased staffing levels. In addition, expenses related to legal fees increased by $3.0 million, due to additional litigation activity. These increases in expense were offset by a decrease of $1.5 million in equipment and sample related expenses. Included in total selling, general and administrative expenses are $935,000 and $1.8 million of direct expenses incurred by our VIEs for the six months ended July 2, 2011 and July 3, 2010, respectively.

Research and Development. Research and development expenses increased $960,000, or 5.2%, to $19.4 million for the six months ended July 2, 2011 from $18.5 million for the six months ended July 3, 2010. The increase was primarily due to increased payroll and payroll related costs of $930,000 associated with increased research and development staffing levels. Included in total research and development expenses are $1.5 million and $1.4 million of engineering expenses incurred by our VIEs for the six months ended July 2, 2011 and July 3, 2010, respectively.

Antitrust litigation proceeds. Antitrust litigation proceeds were $0 for the six months ended July 2, 2011, as compared to $30.7 million for the six months ended July 3, 2010, due to the settlement of the antitrust litigation with Covidien in January 2010. This settlement followed the Ninth Circuit Court of Appeals’ October 2009 affirmance of a Federal District Court decision that Tyco Healthcare, now Covidien, violated the antitrust laws through anticompetitive business practices related to the sale of its pulse oximetry products.

Non-operating income (expense). Non-operating income was $722,000 for the six months ended July 2, 2011, as compared to non-operating expense of $38,000 for the six months ended July 3, 2010. This net change of $760,000 was primarily due to the recognition of realized and unrealized gains on foreign currency denominated transactions during the six months ended

July 2, 2011, as compared to the recognition of realized and unrealized losses on foreign currency denominated transactions during the six months ended July 3, 2010. The realized and unrealized gains recognized during the six months ended July 2, 2011 resulted primarily from the weakening of the U.S. dollar against the Euro and Japanese yen. The realized and unrealized losses recognized during the six months ended July 3, 2010 resulted primarily from the strengthening of the U.S. dollar against the Euro, and partially offset by the weakening of the U.S. dollar against the Japanese yen.

Provision for Income Taxes. Our provision for income taxes was $13.2 million for the six months ended July 2, 2011 compared to $21.7 million for the six months ended July 3, 2010. Our effective tax rate decreased to 27.3% for the six months ended July 2, 2011, compared to 35.1% for the six months ended July 3, 2010. This decrease in the effective tax rate was due primarily to the extension of the federal research and experiment credit, the change in the state effective tax rate and the mix of income in jurisdictions in which we do business. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law, the recognition and derecognition of tax benefits associated with uncertain tax positions and the geographic composition of pre-tax income.

Liquidity and Capital Resources

As of July 2, 2011, we had total cash and cash equivalents of $125.7 million, of which $92.0 million was invested in U.S. Treasury bills, $1.4 million was in money market accounts with major financial institutions and $32.3 million was in checking and savings accounts. We carry cash and cash equivalents at cost which approximates fair value.

During the six months ended July 2, 2011, we received $11.5 million from Covidien for royalties related to their U.S. pulse oximetry sales. We expect to continue to receive a royalty based on Covidien’s pulse oximetry products sales in the U.S., through the term of the royalty agreement and at least through March 15, 2014. The royalty rate was 13% through March 14, 2011, and as part of the second amendment to the original settlement agreement with Covidien, declined to 7.75% beginning March 15, 2011.

Cash Flows from Operating Activities. Cash provided by operating activities was $34.8 million in the six months ended July 2, 2011. The source of cash consisted primarily of net income including noncontrolling interests of $35.1 million due to continued growth of our business and royalties receivable decreased by $4.7 million due to the decline in the royalty rate. Additionally, non-cash activity for share-based compensation and depreciation and amortization were $7.6 million and $3.8 million, respectively. These sources of cash were partially offset by a decrease in accrued compensation of $6.3 million as a result of accrued 2010 annual bonus and related payouts in the first quarter of 2011, an increase in deferred cost of goods sold of $5.1 million due to continued shipments of equipment to customers pursuant to long-term sensor contracts, an increase in accounts receivable of $2.4 million due to both timing of collections and growth of our business and a decrease in accounts payable of $2.0 million, due to timing of payments.

Cash provided by operating activities was $37.9 million in the six months ended July 3, 2010. The source of cash consists primarily of net income including noncontrolling interests of $40.1 million and a $5.1 million increase in accounts payable, due to continued growth of our business. Additionally, non-cash activity for share-based compensation and depreciation and amortization were $6.3 million and $3.2 million, respectively. These sources of cash were partially offset by an increase in accounts receivable of $10.3 million resulting from both higher sales and timing of collections, an increase in inventory of $5.9 million to meet increased demand for our products and an increase in deferred cost of goods sold of $4.5 million, due to continued shipments of equipment to customers pursuant to long-term sensor contracts.

Cash Flows from Investing Activities. Cash used in investing activities for the six months ended July 2, 2011 was $3.0 million primarily due to $2.1 million for purchases of property and equipment to support our manufacturing operations. Cash provided by investing activities for the six months ended July 3, 2010 was $52.1 million consisting of sales and maturities of short-term investments of $133.0 million, offset by purchases of short-term investments of $76.0 million, due to our investment strategy of obtaining higher interest rates while preserving capital. Additionally, we used $3.9 million of cash to purchase property and equipment to support our manufacturing operations.

Cash Flows from Financing Activities. Cash provided by financing activities for the six months ended July 2, 2011 was $5.2 million, primarily due to $5.1 million of proceeds from the issuance of common stock associated with the exercise of stock options. Cash used in financing activities for the six months ended July 3, 2010 was $111.3 million, primarily due to $117.5 million of dividend payments, offset by $5.7 million of proceeds from the issuance of common stock associated with the exercise of stock options.

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

Revenue Recognition

We follow the current authoritative guidance for software revenue recognition. Based on these requirements, we recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. We enter into agreements to sell pulse oximetry and related products and services as well as multiple deliverable arrangements that include various combinations of products and services. While the majority of our sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including: (a) whether an arrangement exists, (b) how the arrangement consideration should be allocated among the deliverables if there are multiple deliverables, (c) when to recognize revenue on the deliverables, and (d) whether undelivered elements are essential to the functionality of the delivered elements. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.

In September 2009, the Financial Accounting Standards Board, or FASB, amended the accounting standards related to revenue recognition for arrangements with multiple deliverables. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on relative selling prices. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. We adopted these new standards on a prospective basis. Therefore, the new standards apply only to revenue arrangements entered into or materially modified beginning January 2, 2011. For revenue arrangements that were entered into or materially modified after the adoption of these standards, implementation of this new authoritative guidance had no significant impact on our reported revenue during either the three or six months ended July 2, 2011 as compared to revenue if the related arrangements entered into or materially modified after January 2, 2011 were subject to the accounting requirements in effect in the prior year.

The new standards establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value, or VSOE, (ii) third-party evidence of selling price, or TPE, and (iii) best estimate of the selling price, or ESP. VSOE is defined as the price charged when the same element is sold separately. VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. TPE generally does not exist for the majority of our products because of their uniqueness. The objective of ESP is to determine the price at which we would transact a sale if the product was sold on a stand-alone basis. In the absence of VSOE and TPE, we determine ESP for our products by considering multiple factors including, but not limited to, features and functionality of the product, geographies, type of customer, contractual prices pursuant to Group Purchasing Organization, or GPO, contracts, our pricing and discount practices and market conditions.

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

Our sales under long-term sensor purchase contracts are generally structured such that we agree to provide up-front and at no initial charge certain monitoring equipment, software, installation, training and ongoing warranty support in exchange for the hospital’s agreement to purchase sensors over the term of the agreement, which ranges from three to six years. The sensors are essential to the functionality of the monitoring equipment and, therefore, represent a substantive performance obligation. We do not recognize any revenue when the monitoring and related equipment and software is delivered to the hospitals and installation and training is complete. We recognize revenue for these delivered elements, on a pro-rata basis, as the sensors are delivered under the long-term purchase commitment. The adoption of the new guidance for revenue recognition did not change this pattern of revenue recognition for long-term sensor purchase contracts. The cost of the monitoring equipment initially placed at the hospitals is deferred and amortized to cost of goods sold over the life of the underlying long-term sensor purchase contract.

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

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, or ASU 11-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 11-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 11-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This update is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. We are currently evaluating what impact, if any, this update will have on our condensed consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, or ASU 11-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 11-05 requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 11-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 11-05 is effective for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. Early adoption of this update is permitted. We do not expect the adoption of this update to have a material impact on our condensed consolidated financial statements, as it only requires a change in the format of presentation.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuation in interest expense is limited to our outstanding capital lease arrangements, which have fixed interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at July 2, 2011. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.

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

Our primary foreign currency exchange rate exposures are with the Euro, the Japanese yen, the Canadian dollar, the British pound and the Australian dollar against the U.S. dollar. Foreign currency exchange rates have experienced significant movements and may continue to do so in the future. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of a 10% change in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. dollar). As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended July 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of the contractual arrangement. For the three and six months ended July 2, 2011, shipments of our pulse oximetry products to customers that are members of GPOs represented $57.3 million and $111.5 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our business would be harmed.

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

In addition, there are specific portions of our business, such as our OEM customers, that, due to their capital equipment sales model, could be impacted by the ongoing economic uncertainties and the resulting constraints on hospital budgets. These hospital budget constraints could cause our OEMs more difficulty in selling their large, relatively high priced multi-parameter devices which, in turn, could reduce our board sales to our OEM customers. In addition, certain of our products, including our rainbow® measurements such as carbon monoxide, methemoglobin and total hemoglobin, are sold with upfront license fees and more complex, and therefore, more expensive sensors could be impacted by hospital budget reductions.

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

We also have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we would experience a significant reduction in revenue, which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers or groups of customers, or distributors, or that we will be able to attract and retain additional customers in the future. For the three months ended July 2, 2011, we had sales through two just-in-time distributors, which each represented 14.0% and 9.8% of our total revenue, respectively. The loss of any large customer or distributor could have a material adverse effect on our financial condition and results of operations.

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

We are party to a settlement agreement with Covidien. Under the current settlement agreement, we earn royalties on Covidien’s total U.S. based pulse oximetry sales. During the three months ended July 2, 2011, our royalties from the Covidien settlement agreement totaled $7.0 million. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share. As a result, an elimination of royalties that we earn under the settlement agreement in the future will have a significant impact on our revenue, gross margins, operating income and earnings per share.

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

From our inception through July 2, 2011, we initiated five voluntary recalls of our products, none of which was material to our operating results. Each of these recalls was reported to the FDA within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these or any future voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

Federal and state false claims laws prohibit anyone from presenting, or causing to be presented, claims for payment to third-party payers that are false or fraudulent. For example, the federal Civil False Claims Act imposes liability on any person or entity who, among other things, knowingly and willfully presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program, including Medicaid and Medicare. Some suits filed under the Civil False Claims Act, known as “qui tam” actions, can be brought by a private individual, referred to as a “whistleblower” or “relator,” on behalf of the government and such individuals may share in any amounts paid by the entity to the government in fines or settlement. Such complaints are filed under seal and remain sealed until the applicable court orders otherwise. In recent years, the number or suits brought by private individuals has increased dramatically. Manufacturers, like us, can be held liable under false claims laws, even if they do not submit claims to the government, if they are found to have caused medical care providers to have submitted claims to the government for payment for a service or the use of a device that is not properly covered for government reimbursement. A number of states also have false claims laws, and some of these laws may apply to claims for items or services reimbursed under Medicaid and/or commercial insurance. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs and imprisonment. In particular, when an entity is determined to have violated the federal Civil False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim. As previously disclosed, in November 2010 we voluntarily notified the FDA that we received allegations regarding the safety and efficacy of our Pronto and Pronto-7 products from certain former sales representatives of ours. In April 2011, we were informed by representatives of the U.S. Department of Justice that a qui tam complaint had been filed under seal against us by certain individuals. We are cooperating with the government’s investigation. We continue to believe that our business practices comply in all material respects with applicable laws and regulations, but the investigation may involve some distraction to management and cause us to incur additional expenses.

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

Furthermore, many private payers look to Medicare’s coverage and reimbursement policies in setting their coverage policies and reimbursement amounts such that federal reforms could influence the private sector as well. Finally, many states also may attempt to reform their Medicaid programs such that either coverage for certain items or services may be narrowed or reimbursement for them could be reduced. These health care reforms may adversely affect our business.

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

Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that as of July 2, 2011, a number of stockholders of Cercacor continued to own shares of our stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.

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

In 2008, we implemented a new international business structure designed to better serve and support our growing international business. By centralizing our international operations, including sales management, marketing, customer support, planning, logistics and administrative functions, we believe we will be able to develop a more efficient and scalable international organization – capable of being even more responsive to the business needs of our international customers—all under one centralized management structure. We commenced the implementation of an international business structure to align our operations with the business needs of our non-U.S. customers and we believe that we may, in the long run, also benefit from certain operational benefits and achieve a lower overall tax rate. However, there can be no assurance that our efforts will produce any anticipated operational benefits or provide an overall lower tax rate. Realization of the expected benefits will depend on a number of factors, including our future business results and profitability, the effectiveness and timing of our implementation of our international business structure, changes in U.S. or international tax law and the geographic composition of our pre-tax income. Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could adversely affect our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. We cannot predict the outcome of any specific legislative proposals. However, if proposals were enacted that had a negative effect on our international business structure, we could be subjected to increased taxation and/or potentially significant expense.

* The risks inherent in operating internationally and the risks of selling and shipping our products and of purchasing our components and products internationally may adversely impact our business, financial condition and results of operations.

We derive a portion of our net sales from international operations. During the three and six months ended July 2, 2011, 30.3% and 29.5%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.

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

As a public company, we are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner and meet our reporting obligations in their entirety could subject us to penalties under federal securities laws and regulations of The Nasdaq Stock Market LLC, expose us to lawsuits and restrict our ability to access financing on favorable terms, or at all.

In addition, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, we are required to evaluate and provide a management report of our systems of internal control over financial reporting and our independent registered public accounting firm is required to attest to our internal control over financial reporting. During the course of the evaluation of our internal control over financial reporting, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and costs to us and require us to divert substantial resources, including management time from other activities. In addition, if we fail to maintain the adequacy of our internal controls over financial reporting, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. Any failure to maintain the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business, negatively impact the trading price of our stock, and adversely affect investors’ confidence in our company and our ability to access capital markets for financing.

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

Future environmental laws may significantly affect our operations because, for instance, our manufacturing processes may be required to be altered, which may increase our manufacturing costs. In our research and manufacturing activities, we use, and our employees may be exposed to, materials that are hazardous to human health, safety or the environment. These materials and various wastes resulting from their use are stored at our facility pending ultimate use and disposal. The risk of accidental injury, including to our employees, or contamination from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any resulting damages and any such liability could exceed our reserves. Although we maintain general liability insurance, we do not specifically insure against environmental liabilities. If an enforcement action were to occur, our reputation and our business and financial condition may be harmed, even if we were to prevail or settle the action on terms favorable to us.

Risks Related to Our Stock

* Our stock price may be volatile, and your investment in our stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From April 3, 2011 to July 2, 2011, our closing stock price ranged from $28.18 to $34.83. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

Some specific factors, in addition to the other risk factors identified above, may have a significant effect on our stock market price, many of which we cannot control. These include but are not limited to:

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

As of July 2, 2011, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned 11.7% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, the stockholders may be able to exercise a significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of us, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

* You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.

As of July 2, 2011, an aggregate of 11,930,536 shares of our stock were reserved for future issuance under our three equity incentive plans, 7,059,498 of which were subject to options outstanding as of that date at a weighted average exercise price of $22.80 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.

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

MASIMO CORPORATION

Date: August 9, 2011	By:	/S/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: August 9, 2011	By:	/S/ MARK P. DE RAAD
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document

2.1	(1)†	Asset Purchase Agreement, dated December 21, 2005, between the Company, Masimo Canada ULC and Andromed Inc. (Exhibit 2.1)

2.1(a)	(1)	List briefly identifying the contents of schedules omitted from Exhibit 2.1 (Exhibit 2.1(a))

3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3	(3)	Amended and Restated Bylaws adopted on October 9, 2008 (Exhibit 3.1)

4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2	(2)	Rights Agreement, dated November 9, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)

4.3	(4)	Masimo Retirement Savings Plan. (Exhibit 4.7)

12.1		Statement Regarding the Computation of Ratio of Earnings to Fixed Charges

31.1		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2		Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1		Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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