Form 10-Q
period 2011-10-01
MASIMO CORP
filed 2011-11-01
CIK 937556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of October 1, 2011
Common stock, $0.001 par value	60,003,291

MASIMO CORPORATION

FORM 10-Q FOR THE QUARTER ENDED OCTOBER 1, 2011

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

MASIMO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share amounts)

	October 1, 2011	January 1, 2011
ASSETS
Current assets
Cash and cash equivalents	$143,192	$88,305
Accounts receivable, net of allowance for doubtful accounts of $1,684 and $1,720 at October 1, 2011 and January 1, 2011, respectively	53,526	49,694
Royalties receivable	6,736	12,000
Inventories	45,523	45,028
Prepaid expenses	13,362	7,887
Deferred tax assets	12,588	12,555
Other current assets	1,703	2,136

Total current assets	276,630	217,605
Deferred cost of goods sold	51,508	47,184
Property and equipment, net	15,096	15,951
Intangible assets, net	10,992	10,497
Deferred tax assets	12,542	12,560
Other assets	7,336	6,438

Total assets	$374,104	$310,235

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$20,006	$22,150
Accrued compensation	18,421	21,074
Accrued liabilities	10,764	9,832
Income taxes payable	1,923	722
Deferred revenue	14,876	16,369
Current portion of capital lease obligations	48	50

Total current liabilities	66,038	70,197
Deferred revenue	1,120	1,554
Capital lease obligations, less current portion	87	122
Other liabilities	9,488	8,323

Total liabilities	76,733	80,196
Commitments and contingencies
Equity
Masimo Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at October 1, 2011 and January 1, 2011	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 60,003,291 and 59,462,969 shares outstanding at October 1, 2011 and January 1, 2011, respectively	60	59
Treasury stock, 156,240 shares at October 1, 2011 and January 1, 2011	(1,209)	(1,209)
Additional paid-in capital	239,218	222,206
Accumulated other comprehensive income	1,294	925
Retained earnings	55,544	5,664

Total Masimo Corporation stockholders’ equity	294,907	227,645
Noncontrolling interest	2,464	2,394

Total equity	297,371	230,039

Total liabilities and equity	$374,104	$310,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Revenue:
Product	$97,639	$88,823	$301,771	$262,647
Royalty	6,401	12,165	24,876	37,186

Total revenue	104,040	100,988	326,647	299,833
Cost of goods sold	35,601	29,376	106,125	88,379

Gross profit	68,439	71,612	220,522	211,454
Operating expenses:
Selling, general and administrative	40,134	39,547	125,275	129,862
Research and development	9,372	9,227	28,793	27,688
Antitrust litigation proceeds	—	—	—	(30,728)

Total operating expenses	49,506	48,774	154,068	126,822

Operating income	18,933	22,838	66,454	84,632
Non-operating income (expense)	(240)	1,232	482	1,194

Income before provision for income taxes	18,693	24,070	66,936	85,826
Provision for income taxes	3,869	7,376	17,049	29,052

Net income including noncontrolling interests	14,824	16,694	49,887	56,774
Net (income) loss attributable to the noncontrolling interests	5	(275)	(7)	642

Net income attributable to Masimo Corporation	$14,829	$16,419	$49,880	$57,416

Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.25	$0.28	$0.83	$0.98

Diluted	$0.24	$0.27	$0.82	$0.95

Weighted average shares used in per share calculations:
Basic	59,971	58,866	59,804	58,644

Diluted	61,086	60,572	61,082	60,527

Cash dividend declared per share	$—	$—	$—	$2.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	October 1, 2011	October 2, 2010
Cash flows from operating activities:
Net income including noncontrolling interests	$49,887	$56,774
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	5,608	4,755
Share-based compensation	10,167	8,887
Provision for doubtful accounts	184	129
Provision for obsolete inventory	1,879	448
Provision for warranty costs	1,919	1,790
Provision for deferred income taxes	—	133
Income tax benefit from exercise of stock options granted prior to January 1, 2006	1,290	2,072
Excess tax benefit from share-based payment arrangements	(58)	(494)
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,016)	(10,561)
Decrease in royalties receivable	5,264	—
Increase in inventories	(2,374)	(12,290)
Increase in deferred cost of goods sold	(4,321)	(7,201)
(Increase) decrease in prepaid expenses	(5,459)	522
Increase in other assets	(436)	(2,675)
Increase (decrease) in accounts payable	(2,146)	7,189
Increase (decrease) in accrued compensation	(2,744)	1,650
Decrease in accrued liabilities	(1,001)	(734)
Increase in income taxes payable	1,249	1,036
Increase (decrease) in deferred revenue	(1,927)	1,691
Increase in other liabilities	1,101	677

Net cash provided by operating activities	54,066	53,798

Cash flows from investing activities:
Purchase of short-term investments	—	(75,986)
Proceeds from sale and maturities of short-term investments	—	132,975
Purchases of property and equipment	(3,508)	(5,942)
Increase in intangible assets	(1,719)	(1,381)

Net cash provided by (used in) investing activities	(5,227)	49,666

Cash flows from financing activities:
Repayments of capital lease obligations	(37)	(43)
Proceeds from issuance of common stock	5,568	6,277
Excess tax benefit from share-based payment arrangements	58	494
Dividends paid	—	(117,506)

Net cash provided by (used in) financing activities	5,589	(110,778)
Effect of foreign currency exchange rates on cash	459	667

Net increase (decrease) in cash and cash equivalents	54,887	(6,647)
Cash and cash equivalents at beginning of period	88,305	132,054

Cash and cash equivalents at end of period	$143,192	$125,407

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial statements. The condensed consolidated balance sheet as of January 1, 2011 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed with the SEC on February 16, 2011. The results for the three and nine months ended October 1, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or for any future year. Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform with current period presentations.

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

Fiscal Periods

The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 fiscal week quarters and one 14 fiscal week quarter. In fiscal 2010, the Company followed a 52 week fiscal calendar in which the Company’s first, second and third quarters ended on Saturday, April 3, July 3 and October 2, 2010, respectively, and its fiscal year ended on Saturday, January 1, 2011. Similar to fiscal 2010, fiscal 2011 is on a 52 week fiscal calendar in which the Company’s first, second and third quarters ended on Saturday April 2, 2011, July 2, 2011 and October 1, 2011, respectively, and its fiscal year will end on Saturday, December 31, 2011.

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

Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this guidance as to specific assets or liabilities. There were no transfers between level 1, level 2 and level 3 inputs during the three and nine months ended October 1, 2011. The Company carries cash and cash equivalents at cost which approximates fair value. The following tables represent the Company’s fair value hierarchy for its cash equivalents (in thousands):

	Fair Value Measurement as of October 1, 2011 using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$96,000	$—	$—	$96,000
Money Market funds	1,373	—	—	1,373

Total	$97,373	$—	$—	$97,373

	Fair Value Measurement as of January 1, 2011 using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$57,995	$—	$—	$57,995
Money Market funds	12,165	—	—	12,165

Total	$70,160	$—	$—	$70,160

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

Intangible Assets

Costs to renew intangibles are capitalized and amortized over the remaining useful life of the intangible. For the three and nine months ended October 1, 2011, total renewal costs capitalized for patents were $125,000 and $324,000, respectively. For the three and nine months ended October 1, 2011, total renewal costs capitalized for trademarks were $27,000 and $44,000, respectively. As of October 1, 2011, the weighted average number of years until the next renewal is one year for patents and five years for trademarks.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

Revenue Recognition

The Company follows the current authoritative guidance for revenue recognition. Based on these requirements, the Company recognizes revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. The Company enters into agreements to sell pulse oximetry and related products and services as well as multiple deliverable arrangements that include various combinations of products and services. While the majority of the Company’s sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including: (a) whether an arrangement exists, (b) how the arrangement consideration should be allocated among the deliverables if there are multiple deliverables, (c) when to recognize revenue on the deliverables, and (d) whether undelivered elements are essential to the functionality of the delivered elements. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.

In September 2009, the Financial Accounting Standards Board, or FASB, amended the accounting standards related to revenue recognition for arrangements with multiple deliverables. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on relative selling prices. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. The Company adopted these new standards on a prospective basis. Therefore, the new standards apply only to revenue arrangements entered into or materially modified on or after January 2, 2011. For revenue arrangements that were entered into or materially modified after the adoption of these standards, implementation of this new authoritative guidance had no significant impact on the Company’s reported revenue in either the three or nine months ended October 1, 2011 as compared to revenue if the related arrangements entered into or materially modified on or after January 2, 2011 were subject to the accounting requirements in effect in the same prior year periods.

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

A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. Most of the Company’s products in a multiple deliverable arrangement qualify as separate units of accounting. In the case of the Company’s monitoring equipment products containing embedded Masimo SET software, the Company has determined that the hardware and software components function together to deliver the products’ essential functionality, and therefore, represent a single deliverable. In accordance with the new guidance, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition guidance. Software deliverables, such as rainbow® parameter software, which do not function together with hardware components to provide the products’ essential functionality, continue to be accounted for under software revenue recognition guidance. The Company’s multiple deliverable arrangements may therefore have software deliverables that are subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue recognition accounting guidance for arrangements with multiple deliverables. The Company’s sales under long-term sensor purchase contracts are generally structured such that the Company agrees to provide up-front and at no initial charge certain monitoring equipment, software, installation, training and ongoing warranty support in exchange for the hospital’s agreement to purchase sensors over the term of the agreement, which ranges from three to six years. The sensors are essential to the functionality of the monitoring equipment and, therefore, represent a substantive performance obligation. The Company does not recognize any revenue when the monitoring and related equipment and software are delivered to the hospitals and installation and training is complete. The Company recognizes revenue for these delivered elements, on a pro-rata basis, as the sensors are delivered under the long-term purchase commitment. The adoption of the new guidance for revenue recognition did not change this pattern of revenue recognition for long-term sensor purchase contracts. The cost of the monitoring equipment initially placed at the hospitals is deferred and amortized to cost of goods sold over the life of the underlying long-term sensor purchase contract.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

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

Changes in the product warranty accrual were as follows (in thousands):

	Nine Months Ended
	October 1, 2011	October 2, 2010
Warranty accrual, beginning of period	$544	$354
Provision for warranty costs	1,919	1,790
Warranty expenditures	(1,823)	(1,650)

Warranty accrual, end of period	$640	$494

Comprehensive Income

Authoritative accounting guidance establishes requirements for reporting and disclosure of comprehensive income and its components. Comprehensive income includes foreign currency translation adjustments that have been excluded from net income including noncontrolling interests and reflected in Masimo Corporation stockholders’ equity.

Net Income Per Share

Basic net income per share attributable to Masimo Corporation for the three and nine months ended October 1, 2011 and October 2, 2010 is computed by dividing net income attributable to Masimo Corporation by the weighted average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation for the three and nine months ended October 1, 2011 and October 2, 2010 is computed by dividing the net income attributable to Masimo Corporation by the weighted average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the three and nine months ended October 1, 2011, options to purchase 3,708,900 and 2,516,475 shares of common stock, respectively, were not included in the computation of diluted share equivalent because the options’ exercise prices were greater than the average market price for the period. For the three and nine months ended October 2, 2010, options to purchase 3,643,020 and 3,189,620 shares of common stock, respectively, were not included in the computation of diluted share equivalent because the options’ exercise prices were greater than the average market price for the period.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

The Company reduced its net income including noncontrolling interests by the amount of net (income) loss attributable to noncontrolling interests for the three and nine months ended October 1, 2011 and October 2, 2010. A reconciliation of basic and diluted net income per share attributable to Masimo Corporation is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income attributable to stockholders of Masimo Corporation:
Net income including noncontrolling interests	$14,824	$16,694	$49,887	$56,774
Net (income) loss attributable to the noncontrolling interests	5	(275)	(7)	642

Net income attributable to Masimo Corporation	$14,829	$16,419	$49,880	$57,416

Basic net income per share attributable to Masimo Corporation:
Net income attributable to Masimo Corporation	$14,829	$16,419	$49,880	$57,416

Weighted average shares outstanding - basic	59,971	58,866	59,804	58,644

Basic net income per share attributable to Masimo Corporation	$0.25	$0.28	$0.83	$0.98

Diluted net income per share attributable to Masimo Corporation:
Weighted average shares outstanding - basic	59,971	58,866	59,804	58,644
Diluted share equivalent: stock options	1,115	1,706	1,278	1,883

Weighted average shares outstanding - diluted	61,086	60,572	61,082	60,527

Diluted net income per share attributable to Masimo Corporation	$0.24	$0.27	$0.82	$0.95

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, or ASU 11-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 11-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 11-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This update is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not expect the adoption of this update to have a material impact on its condensed consolidated financial statements.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, or ASU 11-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 11-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 11-08 is effective for interim and annual periods beginning after December 15, 2011. Early adoption of this update is permitted. The Company does not expect the adoption of this update to have a material impact on its condensed consolidated financial statements.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

3. Comprehensive Income

The Company’s total comprehensive income attributable to Masimo Corporation is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income including noncontrolling interests	$14,824	$16,694	$49,887	$56,774
Other comprehensive income:
Foreign currency translation gain	202	258	369	712

Total comprehensive income before noncontrolling interests	15,026	16,952	50,256	57,486
Net (income) loss attributable to the noncontrolling interests	5	(275)	(7)	642
Other comprehensive income attributable to noncontrolling interests	—	—	—	—

Comprehensive income attributable to Masimo Corporation	$15,031	$16,677	$50,249	$58,128

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

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

In 2010 and thereafter, the Company is subject to an annual minimum aggregate royalty payment of $5.0 million. The aggregate royalty payments were $1.3 million and $3.8 million for the three and nine months ended October 1, 2011, respectively, and $1.3 million and $3.8 million for the three and nine months ended October 2, 2010, respectively. In addition, in connection with a change in control, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for all licensed rainbow® measurements payable to Cercacor will increase up to $15.0 million per year for 2011 and thereafter and up to $2.0 million per year for other rainbow® measurements.

In February 2009, in order to accelerate the product development of an improved spot-check measurement device, Pronto-7, the Company’s board of directors agreed to pay certain of Cercacor’s engineering expenses to assist in these efforts. Specifically, these expenses included third party engineering materials and supplies expense as well as 50% of Cercacor’s total engineering and engineering related payroll expenses from April 2009 through June 2010, the original anticipated completion date of this product development effort. Since July 2010, Cercacor has continued to assist the Company with product development efforts and charged the Company accordingly. During the three and nine months ended October 1, 2011, and until both parties agree to end these services, Cercacor assisted and will continue to assist the Company with continuing productization efforts of the new handheld noninvasive multi-parameter spot-check testing device. During the three and nine months ended October 1, 2011, the total expenses for these additional services, material and supplies totaled $541,000 and $1.9 million, respectively. During the three and nine months ended October 2, 2010, these expenses totaled $557,000 and $2.0 million, respectively.

The condensed consolidated balance sheets include a noncontrolling interest in Cercacor of $2.5 million as of October 1, 2011 and $2.4 million as of January 1, 2011, which represents the value of common stock, additional paid in capital and retained earnings of Cercacor, which are not available to the Company. In addition, the condensed consolidated balance sheets include, net of intercompany eliminations, total assets of $5.3 million and $5.4 million as of October 1, 2011 and January 1, 2011, respectively, related to Cercacor. Cercacor’s total assets as of October 1, 2011 included $2.5 million for intangible assets, $1.2 million for property and equipment and $1.1 million of deferred tax assets. Its total assets as of January 1, 2011 included $2.1 million for intangible assets, $1.2 million for property and equipment and $1.1 million of deferred tax assets. The condensed consolidated balance sheets include total liabilities, net of intercompany eliminations, of $1.0 million and $1.5 million as of October 1, 2011 and January 1, 2011, respectively, related to Cercacor.

Pursuant to authoritative accounting guidance, Cercacor is consolidated within the Company’s financial statements for all periods presented. The Company is required to consolidate Cercacor since the Company was deemed to be the primary beneficiary of Cercacor’s activities. This determination is based on the Company’s significant influence over the operations and decision making of Cercacor. Accordingly, all intercompany royalties, option and license fees and other charges between the Company and Cercacor as well as all intercompany payables and receivables have been eliminated in the consolidation. Also, all direct engineering expenses that have been incurred by the Company and charged to Cercacor have not been eliminated and are included as research and development expense in the Company’s condensed consolidated statements of income. Upon consolidation, $3.3 million and $3.9 million of receivables due from the Company as of October 1, 2011 and January 1, 2011, respectively, were eliminated. Also upon consolidation, $5.4 million and $5.7 million of deferred revenue related to technology licensed to the Company as of October 1, 2011 and January 1, 2011, respectively, were eliminated. Assets of Cercacor can only be used to settle obligations of Cercacor and creditors of Cercacor have no recourse to the general credit of the Company.

For the foreseeable future, the Company anticipates that it will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a VIE or in the event that the Company is no longer the primary beneficiary of Cercacor, the Company may discontinue consolidating the entity.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

The changes in noncontrolling interest for Cercacor are as follows (in thousands):

Nine Months Ended October 1, 2011
Noncontrolling interest, beginning of period	$2,394
Increase in additional paid-in capital of noncontrolling interest	63
Net income attributable to noncontrolling interest	7
Other comprehensive income attributable to noncontrolling interest	—

Noncontrolling interest, end of period	$2,464

SEDLine, Inc.

During the six months ended July 3, 2010, SEDLine, Inc., or SEDLine, was considered to be a VIE and the Company was deemed to be the primary beneficiary. Therefore, the Company included SEDLine’s revenue and expenses incurred during the six months ended July 3, 2010 in its condensed consolidated statement of income for the period. However, SEDLine was a noncontrolling interest of the Company, and therefore its net losses incurred during the six months ended July 3, 2010, were not included in the net income attributable to the Company.

On July 2, 2010, the Company acquired SEDLine and as a result, SEDLine became a wholly-owned subsidiary and was no longer a noncontrolling interest of the Company. For the three months ended October 2, 2010, due to SEDLine’s change in status, the Company included SEDLine’s revenue, expenses and results thereof in its condensed consolidated statement of income. For the three and nine months ended October 1, 2011, the Company continued to include SEDLine’s revenue, expenses and results thereof in its condensed consolidated statements of income. As of October 1, 2011 and January 1, 2011, since SEDLine was a wholly-owned subsidiary, all of SEDLine’s assets, liabilities and equity were consolidated with the Company.

5. Related Party Transactions

As of October 1, 2011 and January 1, 2011, the Company had amounts due from employees of $167,000 and $180,000, respectively, which are classified in other assets in the accompanying condensed consolidated balance sheets.

The Company’s Chief Executive Officer is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare, or the Masimo Foundation, a non-profit organization which was founded during the first quarter of 2010 to benefit worldwide healthcare. The Company’s Chief Financial Officer is also a Director of the Masimo Foundation. For the three and nine months ended October 2, 2010, the Company contributed a total of $0 and $10.3 million, respectively, to the Masimo Foundation, which has been recorded within selling, general and administrative expenses in the condensed consolidated statements of income. No amounts were contributed to the Masimo Foundation during the three or nine months ended October 1, 2011.

6. Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments that are readily convertible into known amounts of cash, to be cash equivalents. As of October 1, 2011, the Company’s cash balance was $45.8 million, which was comprised of checking and savings accounts. Additionally, the Company had cash equivalents of $97.4 million, consisting of $96.0 million of U.S. Treasury bills and $1.4 million of money market funds.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

7. Royalties Receivable

The royalty receivable of $6.7 million as of October 1, 2011 represents the Company’s estimated amount due for the three months ended October 1, 2011. Pursuant to the second amendment to its settlement agreement with Nellcor Puritan Bennett, Inc. (currently Covidien Ltd., or Covidien), the royalties are paid to the Company based on a percentage of sales of Covidien U.S. based pulse oximetry products. The Company recognizes royalty revenue based on the royalty rate per the second amendment to its settlement agreement, multiplied by its estimate of Covidien’s sales for each quarter. Any adjustments to the quarterly estimate are recorded prospectively in the following quarter, when the Company receives the Covidien royalty report and payment, which is generally 60 days after the end of each of Covidien’s fiscal quarters.

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

	October 1, 2011	January 1, 2011
Raw materials	$26,425	$28,028
Work in-process	4,665	4,192
Finished goods	14,433	12,808

Total	$45,523	$45,028

9. Capital Lease Obligations

Capital lease obligations consist of the following not including interest expense (in thousands):

	October 1, 2011	January 1, 2011
Capital lease obligations, current portion	$48	$50
Capital lease obligations, long-term portion	87	122

Total capital lease obligations	$135	$172

The Company currently has three capital leases related to office equipment. These leases have interest rates ranging from 5.2% to 6.6% per year and mature on various dates from December 2012 through May 2014. As of October 1, 2011, the total future remaining interest cost under all capital leases was $1,000.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

During the fiscal year ended January 1, 2011, the Company issued 1,586,519 shares of common stock as a result of stock option exercises. The number and weighted average exercise price of options issued and outstanding under all stock option plans are as follows:

	Nine Months Ended October 1, 2011
	Shares	Average Exercise Price
Options outstanding, beginning of period	6,941,182	$21.32
Granted	850,525	$29.99
Canceled	(225,370)	$27.52
Exercised	(540,322)	$10.30

Options outstanding, end of period	7,026,015	$23.02

Options exercisable, end of period	3,577,030	$18.92
Options available for grant, end of period	4,833,283

The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s share-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Risk-free interest rate	1.0% to 1.9%	1.4% to 2.0%	1.0% to 2.5%	1.4% to 2.9%
Expected term	5.3 years	5.5 years	5.3 years	5.5 years
Estimated volatility	36.7% to 41.8%	39.9% to 41.0%	36.7% to 41.8%	37.4% to 41.4%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$10.34	$9.58	$11.50	$10.44

The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of October 1, 2011 was $25.1 million and had a weighted average remaining contractual term of 4.4 years. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of October 1, 2011 was $23.5 million and had a weighted average remaining contractual term of 4.2 years. The aggregate intrinsic value of options exercised during the nine months ended October 1, 2011, was $10.8 million. The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The unrecognized share-based compensation as of October 1, 2011 was $38.8 million related to unvested options granted after January 1, 2006.

The following table presents the total share-based compensation expense that is included in each functional line item of the condensed consolidated statements of income (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Cost of goods sold	$138	$140	$419	$351
Selling, general and administrative	1,912	1,778	7,559	6,514
Research and development	543	651	2,189	2,022

Total	$2,593	$2,569	$10,167	$8,887

11. Commitments and Contingencies

Leases

The Company leases its facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through September 2014. Certain facilities leases contain predetermined price escalations. The Company recognizes the lease costs using a straight-line method based on total lease payments. The Company also received certain leasehold improvement incentives totaling $650,000 for its headquarters facilities in the U.S. These leasehold improvement incentives

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of October 1, 2011 and January 1, 2011, rent expense accrued in excess of the amount paid aggregated $305,000 and $193,000, respectively, and is classified in other liabilities. The Company also leases automobiles in Europe that are classified as operating leases and expire at various dates through April 2014.

Future minimum lease payments under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands):

	As of October 1, 2011
	Operating Leases	Capital Leases	Total
2011 (balance of year)	$872	$13	$885
2012	2,723	54	2,777
2013	2,399	49	2,448
2014	1,512	20	1,532
Thereafter	—	—	—

Total	$7,506	$136	$7,642

Rental expense related to operating leases was $958,000 and $2.8 million for the three and nine months ended October 1, 2011, respectively, and $869,000 and $2.7 million for the three and nine months ended October 2, 2010, respectively.

Employee Retirement Savings Plan

In fiscal year 1996, the Company adopted the Masimo Retirement Savings Plan, or the Plan, which is a 401(k) plan covering all of the Company’s full-time U.S. employees who meet certain eligibility requirements. The Company contributes to the Plan on a discretionary basis. The Company contributed $312,000 and $926,000 to the Plan for the three and nine months ended October 1, 2011, respectively, and $311,000 and $875,000 to the Plan for the three and nine months ended October 2, 2010, respectively.

Employment and Severance Agreement

As of October 1, 2011, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary with annual increases at the discretion of the Compensation Committee of the board of directors, plus other benefits. The agreement with the Company also provides for an annual bonus based on the Company’s attainment of certain financial and other objectives and goals. The agreement has an initial term of three years, with automatic daily renewal, unless either the Company or the executive notifies the other party of non-renewal of the agreement. Also, under this employment agreement, the key employee may be entitled to receive certain salary, equity, tax, medical and life insurance benefits if he is terminated by the Company, if he terminates his employment for good reason under certain circumstances or if there is a change in control of the Company.

As of October 1, 2011, the Company had severance plan participation agreements with three of its executive officers. The participation agreements, or Agreements, are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, or Severance Plan, which became effective on July 19, 2007 and was amended effective December 31, 2008. Under the Agreements, each executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

As of October 1, 2011, the Company had limited severance plan participation agreements with four of its executive officers. These limited participation agreements, or Limited Agreements, are governed by the terms and conditions of the Severance Plan. Under the Limited Agreements, 50% of the executive officer’s unvested and outstanding stock options will immediately vest if the executive officer is terminated by the Company upon a change in control under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

Purchase Commitments

Pursuant to contractual obligations with vendors, the Company had $40.1 million of purchase commitments as of October 1, 2011, all of which is expected to be purchased within one year. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.

Concentrations of Risk

The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. As of October 1, 2011, the Company had $45.8 million of bank balances, of which $15.7 million was covered by the Federal Deposit Insurance Corporation limit. The Company invests its excess cash deposits in U.S. Treasury bills and money market accounts with major financial institutions. As of October 1, 2011, the Company had $96.0 million in U.S. Treasury bills which are guaranteed by the U.S. federal government and $1.4 million in money market funds that are not guaranteed by the U.S. federal government.

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

The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three and nine months ended October 1, 2011, revenue from the sale of the Company’s pulse oximetry products to U.S. hospitals that are members of GPOs amounted to $55.2 million and $166.7 million, respectively. During the three and nine months ended October 2, 2010, revenue from the sale of the Company’s pulse oximetry products to U.S. hospitals that are members of GPOs amounted to $45.6 million and $133.7 million, respectively.

For the three months ended October 1, 2011, the Company had sales through two just-in-time distributors, each of which represented 14.3% and 9.9% of the total revenue, respectively. For the nine months ended October 1, 2011, the Company had sales through two just-in-time distributors, each of which represented 14.0% and 10.0% of the total revenue, respectively. For the three and nine months ended October 2, 2010, sales through one just-in-time distributor represented 16.3% and 14.0% of the total revenue, respectively. For both periods, the just-in-time distributors take and fulfill orders from the Company’s direct customers, many of whom have signed long-term sensor agreements with the Company. In the event a distributor is unable to fulfill these orders, the orders would be redirected to other distributors or fulfilled directly by the Company.

As of October 1, 2011, one just-in-time distributor represented 7.2% of the accounts receivable balance and another just-in-time distributor represented 5.6% of the accounts receivable balance. As of January 1, 2011, one just-in-time distributor represented 5.3% of the accounts receivable balance.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

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

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010
Geographic Area by Destination
North and South America	$73,295	75.1%	$68,705	77.4%	$225,311	74.7%	$199,224	75.9%
Europe, Middle East and Africa	12,947	13.2	11,379	12.8	42,906	14.2	35,605	13.5
Asia and Australia	11,397	11.7	8,739	9.8	33,554	11.1	27,818	10.6

Total product revenue	$97,639	100%	$88,823	100%	$301,771	100%	$262,647	100%

United States	$70,343		$66,231		$214,216		$190,202

13. Income Taxes

As of October 1, 2011, the balance of the gross unrecognized tax benefit was $8.5 million, of which $7.5 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. As of January 1, 2011, the balance of the gross unrecognized tax benefit was $7.5 million, of which $6.5 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. For the three and nine months ended October 1, 2011, the Company expensed $75,000 and $212,000, respectively, for interest. For the three and nine months ended October 2, 2010, the Company credited $34,000 and expensed $135,000, respectively, for interest.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

The provision for income taxes was $3.9 million and $17.0 million, or an effective tax rate of 20.7% and 25.5%, for the three and nine months ended October 1, 2011, respectively. The provision for income taxes was $7.4 million and $29.1 million, or an effective tax rate of 30.6% and 33.9%, for the three and nine months ended October 2, 2010, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state taxes, permanent differences between pre-tax income for financial reporting purposes and taxable income, research related tax credits, the recognition of tax benefits related to uncertain tax positions and anticipated income in jurisdictions in which the Company does business with different effective tax rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to our stock repurchase program; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, which we filed with the SEC on February 16, 2011. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

We develop, manufacture and market a family of noninvasive blood constituent patient monitoring solutions that consists of a monitor or circuit board and our proprietary single-patient use and reusable sensors and cables. In addition, we offer remote-monitoring and clinician notification solutions. Although our Masimo SET platform is only operable with our proprietary sensors, our sensors have the capability to work with certain competitor pulse oximeters through the use of our adapter cables. In 2005, we launched our Masimo rainbow® Pulse CO-Oximetry platform utilizing licensed rainbow® technology from Cercacor Laboratories, Inc., or Cercacor, which enables the noninvasive and continuous measurement of not only arterial blood oxygen saturation level and pulse rate, but also carboxyhemoglobin, or carbon monoxide levels in the blood, methemoglobin (released in 2006) saturation levels in the blood and total hemoglobin (released in 2008), or the oxygen-carrying component of red blood cells. In 2007, we launched PVI, which is a measurement that quantifies changes in the plethysmographic waveform over the respiration cycle. Along with the release of our Masimo rainbow® Pulse CO-Oximetry products, we have developed multi-wavelength sensors that have the ability to monitor multiple measurements with a single sensor. In October 2008, we received clearance from the U.S. Food and Drug Administration, or FDA, for Pronto, a handheld noninvasive multi-parameter testing device, not a continuous monitoring device, that uses Masimo rainbow® SET technology, to provide pulse oximetry, pulse rate, perfusion index and spot-checking of total hemoglobin levels. In November 2009, we received FDA clearance for rainbow Acoustic MonitoringTM for continuous and noninvasive monitoring of respiration rate, which is the number of breaths per minute. In December 2009, we announced initial limited market release of this measurement that allowed us to evaluate the product’s performance in the field. We began a full commercial release of rainbow Acoustic MonitoringTM in June 2010. Also, in June 2010, we received FDA clearance for Pronto-7, a handheld noninvasive multi-parameter testing device, that provides spot-check hemoglobin testing along with oxygen saturation, pulse rate and perfusion index results. In October 2011, we announced FDA clearance and CE Mark of a new Radical-7® with rainbow Acoustic MonitoringTM. Also new to the Radical-7 is an In Vivo AdjustmentTM (pending FDA clearance in the U.S.) that allows clinicians, for the first time, to adjust the noninvasive measurements to the specific patient and laboratory reference device they use for invasive blood testing.

We have focused on building our U.S. and international sales and marketing infrastructure to market our products to end-users, such as hospitals, and to original equipment manufacturer, or OEM, partners for incorporation into their patient-monitoring products. We market our pulse oximetry products to hospitals and the alternate care market through our direct sales force, and market our circuit boards to our OEM partners. Today, the primary focus of our hospital sales force is to facilitate the conversion of hospitals to our Masimo SET or Masimo rainbow® SET products. In the U.S., we typically enter into long-term sales contracts with hospitals, pursuant to which we ship and install our pulse oximeters at no up-front cost to the hospital in exchange for a commitment to purchase a minimum number of sensors from us over a specified period of time. With the introduction of Masimo rainbow® Pulse CO-Oximetry, we have established a sales force to concentrate on the alternate care market. Over the past year, we have expanded our sales and marketing staffing levels. We supplement our direct sales with sales through our distributors, who, within the U.S., function as inventory or fulfillment houses for our hospital customers. Direct and distributor sales have increased to $252.7 million, or 83.7%, of product revenue for the nine months ended October 1, 2011, from $206.2 million, or 78.5%, of product revenue for the nine months ended October 2, 2010.

The building of our installed base of pulse oximeters and pulse oximeter circuit boards generates recurring sales of our sensors, primarily single-patient use sensors. A user of one of our pulse oximeters or our OEMs’ pulse oximeters can obtain the benefit of the Masimo SET or Masimo rainbow® SET only by using our proprietary sensors that are designed for our system. We currently estimate that our worldwide installed base was 950,000 units, based on an estimated 10 year field life assumption, as of October 1, 2011, up from 821,000 units as of October 2, 2010. We estimate our installed base to be the number of pulse oximeters and pulse oximeter circuit boards that we have shipped in the past 10 years. We expect our worldwide installed base to continue to increase as we expand our market share and expand the pulse oximetry market to other patient care settings.

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

In February 2009, in order to accelerate the product development of our spot-check measurement device, we agreed to pay certain of Cercacor’s engineering expenses to assist in these efforts. Specifically, these expenses included third party engineering materials and supplies expense, as well as 50% of Cercacor’s total engineering and engineering related payroll expenses from April 2009 through June 2010, the completion of this product development effort. Since July 2010, Cercacor has continued to assist us with other product development efforts and charged us accordingly. We expect this arrangement to continue in the future. During the three and nine months ended October 1, 2011, the total of these additional expenses were $541,000 and $1.9 million, respectively. For additional discussion of Cercacor, see Note 4 to the condensed consolidated financial statements.

For the foreseeable future, we anticipate that we will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a variable interest entity, or VIE, or in the event that we are no longer the primary beneficiary of Cercacor, we may discontinue consolidating the entity.

SEDLine, Inc.

During the six months ended July 3, 2010, SEDLine, Inc., or SEDLine, was considered to be a VIE and we were deemed to be the primary beneficiary. Therefore, we included SEDLine’s revenue and expenses incurred during the six months ended July 3, 2010 in our condensed consolidated statement of income for the period. However, SEDLine was a noncontrolling interest of ours and therefore its net losses incurred during the six months ended July 3, 2010 were not included in the net income attributable to us.

On July 2, 2010, we acquired SEDLine and as a result, SEDLine became a wholly-owned subsidiary and was no longer a noncontrolling interest of ours. For the three months ended October 2, 2010, due to SEDLine’s change in status, we included SEDLine’s revenue, expenses and results thereof, in our condensed consolidated statement of income. For the three and nine months ended October 1, 2011, we continued to include SEDLine’s revenue, expenses and results thereof in our condensed consolidated statements of income. As of October 1, 2011 and January 1, 2011, since SEDLine was a wholly-owned subsidiary, all of SEDLine’s assets, liabilities and equity were consolidated with us. For additional discussion of SEDLine, see Note 4 to the condensed consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages).

	Three Months Ended				Nine Months Ended
	October 1, 2011	% of Revenue	October 2, 2010	% of Revenue	October 1, 2011	% of Revenue	October 2, 2010	% of Revenue
Revenue:
Product	$97,639	93.8%	$88,823	88.0%	$301,771	92.4%	$262,647	87.6%
Royalty	6,401	6.2	12,165	12.0	24,876	7.6	37,186	12.4

Total revenue	104,040	100.0	100,988	100.0	326,647	100.0	299,833	100.0
Cost of goods sold	35,601	34.2	29,376	29.1	106,125	32.5	88,379	29.5

Gross profit	68,439	65.8	71,612	70.9	220,522	67.5	211,454	70.5
Operating expenses:
Selling, general and administrative	40,134	38.6	39,547	39.2	125,275	38.4	129,862	43.3
Research and development	9,372	9.0	9,227	9.1	28,793	8.8	27,688	9.2
Antitrust litigation proceeds	—	—	—	—	—	—	(30,728)	(10.2)

Total operating expenses	49,506	47.6	48,774	48.3	154,068	47.2	126,822	42.3

Operating income	18,933	18.2	22,838	22.6	66,454	20.3	84,632	28.2
Non-operating income (expense)	(240)	(0.2)	1,232	1.2	482	0.1	1,194	0.4

Income before provision for income taxes	18,693	18.0	24,070	23.8	66,936	20.5	85,826	28.6
Provision for income taxes	3,869	3.7	7,376	7.3	17,049	5.2	29,052	9.7

Net income including noncontrolling interests	14,824	14.3	16,694	16.5	49,887	15.3	56,774	18.9
Net (income) loss attributable to the noncontrolling interests	5	0.0	(275)	(0.3)	(7)	(0.0)	642	0.2

Net income attributable to Masimo Corporation	$14,829	14.3%	$16,419	16.3%	$49,880	15.3%	$57,416	19.1%

Comparison of the Three Months Ended October 1, 2011 to the Three Months Ended October 2, 2010

Revenue. Total revenue increased $3.0 million, or 3.0%, to $104.0 million for the three months ended October 1, 2011 from $101.0 million for the three months ended October 2, 2010.

Product revenues increased $8.8 million, or 9.9%, to $97.6 million in the three months ended October 1, 2011 from $88.8 million in the three months ended October 2, 2010. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 950,000 units at October 1, 2011, up from 821,000 units at October 2, 2010. This increase was partially offset by a decrease of $4.1 million in rainbow® technology product revenues, which declined to $7.8 million in the three months ended October 1, 2011 from $11.9 million, which included an approximately $4.0 million rainbow® order from the U.S. Marine Corp, in the three months ended October 2, 2010.

Revenue generated through our direct and distribution sales channels increased $12.5 million, or 17.9%, to $82.6 million for the three months ended October 1, 2011 compared to $70.1 million for the three months ended October 2, 2010. During the three months ended October 1, 2011, revenues from our OEM channel decreased $3.7 million, or 19.8%, to $15.0 million from $18.7 million in the three months ended October 2, 2010.

Our royalty revenue decreased $5.8 million to $6.4 million in the three months ended October 1, 2011 from $12.2 million in the three months ended October 2, 2010. This reduction in revenue was due to a reduction in the royalty rate from 13.0% to 7.75% of Covidien’s U.S. pulse oximetry sales, which became effective on March 15, 2011. This rate reduction was the result of a second amendment to the original settlement agreement with Covidien, which we entered into on January 28, 2011. For additional discussion of the second amendment, see Note 7 to the condensed consolidated financial statements.

Cost of Goods Sold. Cost of goods sold increased $6.2 million to $35.6 million in the three months ended October 1, 2011 from $29.4 million in the three months ended October 2, 2010. Our total gross margin decreased to 65.8% for the three months ended October 1, 2011 from 70.9% for the three months ended October 2, 2010. Excluding royalties, product gross margin decreased by 3.4% to 63.5% for the three months ended October 1, 2011 from 66.9% for the three months ended October 2, 2010. This decrease was primarily due to selected inventory charge-offs related to product redesign and transition activities, increased amortization costs associated with increased equipment placed at hospitals and unfavorable product mix due primarily to decreased sales of rainbow® related products. We incurred $1.3 million in Cercacor royalty expenses for both the three months ended October 1, 2011 and October 2, 2010, which have been eliminated in our condensed consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 62.3% and 65.5% for the three months ended October 1, 2011 and October 2, 2010, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $587,000, or 1.5%, to $40.1 million for the three months ended October 1, 2011 from $39.5 million for the three months ended October 2, 2010. This increase was primarily due to a $2.7 million increase in payroll and related costs, primarily due to increased staffing levels, as well as increased sales related commissions. This increase was offset by a decrease of $706,000 in legal fees as a result of a reduction in litigation activity, and $703,000 in various one-time grants and marketing initiatives incurred during the three months ended October 2, 2010. Included in total selling, general and administrative expenses are $486,000 and $466,000 of direct expenses incurred by Cercacor for the three months ended October 1, 2011 and October 2, 2010, respectively.

Research and Development. Research and development expenses increased $145,000, or 1.6%, to $9.4 million for the three months ended October 1, 2011 from $9.2 million for the three months ended October 2, 2010. The increase was primarily due to increased new project costs and engineering supplies related to new product development. Included in total research and development expenses are $947,000 and $572,000 of engineering expenses incurred by our VIEs for the three months ended October 1, 2011 and October 2, 2010, respectively.

Non-operating income (expense). Non-operating expense was $240,000 for the three months ended October 1, 2011, as compared to income of $1.2 million for the three months ended October 2, 2010. This change of $1.5 million was primarily due to the recognition of realized and unrealized losses on foreign currency denominated transactions during the three months ended October 1, 2011, as compared to the recognition of realized and unrealized gains on foreign currency denominated transactions during the three months ended October 2, 2010. The realized and unrealized losses on foreign currency recognized during the three months ended October 1, 2011 resulted primarily from the strengthening of the U.S. dollar against the Euro and Australian dollar partially offset by the weakening of the U.S. dollar against the Japanese yen. The realized and unrealized gains recognized during the three months ended October 2, 2010 resulted primarily from the weakening of the U.S. dollar against the Euro and the Japanese yen.

Provision for Income Taxes. Our provision for income taxes was $3.9 million for the three months ended October 1, 2011 compared to $7.4 million for the three months ended October 2, 2010. Our effective tax rate decreased to 20.7% for the three months ended October 1, 2011, compared to 30.6% for the three months ended October 2, 2010. This decrease in the effective tax rate was due primarily to the extension of the federal research and experiment credit, the change in the state effective tax rate and the mix of income in jurisdictions in which we do business. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law, the recognition and derecognition of tax benefits associated with uncertain tax positions and the geographic composition of pre-tax income.

Comparison of the Nine Months Ended October 1, 2011 to the Nine Months Ended October 2, 2010

Revenue. Total revenue increased $26.8 million, or 8.9%, to $326.6 million for the nine months ended October 1, 2011 from $299.8 million for the nine months ended October 2, 2010.

Product revenues increased $39.2 million, or 14.9%, to $301.8 million in the nine months ended October 1, 2011 from $262.6 million in the nine months ended October 2, 2010. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 950,000 units at October 1, 2011, up from 821,000 units at October 2, 2010. Revenue generated through our direct and distribution sales channels increased $46.5 million, or 22.5%, to $252.7 million for the nine months ended October 1, 2011 compared to $206.2 million for the nine months ended October 2, 2010. During the nine months ended October 1, 2011, revenues from our OEM channel decreased $7.3 million, or 12.9%, to $49.1 million from $56.4 million in the nine months ended October 2, 2010.

Our royalty revenue decreased $12.3 million to $24.9 million in the nine months ended October 1, 2011 from $37.2 million in the nine months ended October 2, 2010. This reduction in revenue was due to a reduction in the royalty rate from 13.0% to 7.75% of Covidien’s U.S. pulse oximetry sales, which became effective on March 15, 2011. This rate reduction was the result of a second amendment to the original settlement agreement with Covidien, which we entered into on January 28, 2011. For additional discussion of the second amendment, see Note 7 to the condensed consolidated financial statements.

Cost of Goods Sold. Cost of goods sold increased $17.7 million to $106.1 million in the nine months ended October 1, 2011 from $88.4 million in the nine months ended October 2, 2010. Our total gross margin decreased to 67.5% for the nine months ended October 1, 2011 from 70.5% for the nine months ended October 2, 2010. Excluding royalties, product gross margin decreased by 1.6% to 64.8% for the nine months ended October 1, 2011 from 66.4% for the nine months ended October 2, 2010. This decrease was primarily due to increased amortization costs associated with increased equipment placed at hospitals and selected inventory charge-offs related to product redesign and transition activities. We incurred $3.8 million in Cercacor royalty expenses for both the nine months ended October 1, 2011 and October 2, 2010, which have been eliminated in our condensed consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 63.6% and 64.9% for the nine months ended October 1, 2011 and October 2, 2010, respectively.

Selling, General and Administrative. Selling, general and administrative expenses decreased $4.6 million, or 3.5%, to $125.3 million for the nine months ended October 1, 2011 from $129.9 million for the nine months ended October 2, 2010. The decrease was primarily due to $13.0 million of one-time expenses, incurred during the nine months ended October 2, 2010, comprised of a $10.3 million contribution to establish the Masimo Foundation and $2.7 million in various one-time grants and marketing initiatives related to our plans to reinvest a portion of the antitrust settlement payment we received in January 2010. Excluding these various one-time expenses, selling, general and administrative expenses increased $8.4 million, for the nine months ended October 1, 2011 as compared to the nine months ended October 2, 2010. This increase was primarily due to a $6.8 million increase in payroll and related costs and a $1.6 million increase in travel related expenses, both associated with increased staffing levels. In addition, expenses related to legal fees increased by $2.3 million, due to additional litigation activity during the nine months ended October 1, 2011. These increases in expense were offset by a decrease of $1.8 million in sample related expenses and a decrease of $804,000 in training and other miscellaneous related expenses. Included in total selling, general and administrative expenses are $1.4 million and $1.7 million of direct expenses incurred by our VIEs for the nine months ended October 1, 2011 and October 2, 2010, respectively.

Research and Development. Research and development expenses increased $1.1 million, or 4.0%, to $28.8 million for the nine months ended October 1, 2011 from $27.7 million for the nine months ended October 2, 2010. The increase was primarily due to increased payroll and payroll related costs of $633,000 associated with increased staffing levels. In addition, depreciation increased by $207,000 due to additional capital equipment purchased to support the growth of our business. Included in total research and development expenses are $2.5 million and $2.0 million of engineering expenses incurred by our VIEs for the nine months ended October 1, 2011 and October 2, 2010, respectively.

Antitrust litigation proceeds. Antitrust litigation proceeds were $0 for the nine months ended October 1, 2011, as compared to proceeds of $30.7 million for the nine months ended October 2, 2010, due to the settlement of the antitrust litigation with Covidien in January 2010. This settlement followed the Ninth Circuit Court of Appeals’ October 2009 affirmance of a Federal District Court decision that Tyco Healthcare, now Covidien, violated the antitrust laws through anticompetitive business practices related to the sale of its pulse oximetry products.

Non-operating income (expense). Non-operating income was $482,000 for the nine months ended October 1, 2011, as compared to $1.2 million for the nine months ended October 2, 2010. This decrease of $712,000 was primarily due to the decrease in the amount of realized and unrealized gains on foreign currency denominated transactions recognized during the nine months ended October 1, 2011, as compared to the amount of realized and unrealized gains on foreign currency denominated transactions recognized during the nine months ended October 2, 2010. The realized and unrealized gains on foreign currency denominated transactions recognized during the nine months ended October 1, 2011 resulted primarily from the weakening of the U.S. dollar against the Japanese yen, partially offset by the strengthening of the U.S. dollar against the Euro and Australian Dollar. The realized and unrealized gains on foreign currency denominated transactions recognized during the nine months ended October 2, 2010 resulted primarily from the weakening of the U.S. dollar against the Japanese yen, partially offset by the strengthening of the U.S. dollar against the Euro.

Provision for Income Taxes. Our provision for income taxes was $17.0 million for the nine months ended October 1, 2011 compared to $29.1 million for the nine months ended October 2, 2010. Our effective tax rate decreased to 25.5% for the nine months ended October 1, 2011, compared to 33.9% for the nine months ended October 2, 2010. This decrease in the effective tax rate was due primarily to the extension of the federal research and experiment credit, the change in the state effective tax rate and the mix of income in jurisdictions in which we do business. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law, the recognition and derecognition of tax benefits associated with uncertain tax positions and the geographic composition of pre-tax income.

Liquidity and Capital Resources

As of October 1, 2011, we had total cash and cash equivalents of $143.2 million, of which $96.0 million was invested in U.S. Treasury bills, $1.4 million was in money market accounts with major financial institutions and $45.8 million was in checking and savings accounts. We carry cash and cash equivalents at cost which approximates fair value.

During the three months ended October 1, 2011, we received $6.9 million from Covidien for royalties related to their U.S. pulse oximetry sales. We expect to continue to receive a royalty based on Covidien’s pulse oximetry products sales in the U.S., through the term of the royalty agreement and at least through March 15, 2014. The royalty rate was 13% through March 14, 2011, and as part of the second amendment to the original settlement agreement with Covidien, declined to 7.75% beginning March 15, 2011.

In August 2011, our board of directors authorized us to repurchase up to 3,000,000 shares of our common stock under a repurchase program. During the three months ended October 1, 2011, no shares were repurchased. We expect to pay for any future repurchases of stock with available cash and cash equivalents. The repurchase program is expected to continue until August 2013 unless it is terminated earlier by our board of directors.

Cash Flows from Operating Activities. Cash provided by operating activities was $54.1 million in the nine months ended October 1, 2011. The source of cash consists primarily of net income including noncontrolling interests of $49.9 million due to continued growth of our business and a decrease in royalties receivable of $5.3 million due to the decline in the royalty rate. Additionally, non-cash activity for share-based compensation and depreciation and amortization were $10.2 million and $5.6 million, respectively. These sources of cash were partially offset by an increase in prepaid expenses of $5.5 million due to the prepayment of income taxes and an increase in deferred cost of goods sold of $4.3 million due to continued shipments of equipment to customers pursuant to long-term sensor contracts. Additional offsets to the sources of cash were an increase in accounts receivable of $4.0 million due to both timing of collections and growth of our business, a decrease in accrued compensation of $2.7 million primarily as a result of 2010 annual bonus payouts in the first quarter of 2011, and an increase in inventory of $2.4 million to meet the anticipated future demand for our products.

Cash provided by operating activities was $53.8 million in the nine months ended October 2, 2010. The source of cash consists primarily of net income including noncontrolling interests of $56.8 million, non-cash share-based compensation of $8.9 million, an increase in accounts payable of $7.2 million due to continued growth of our business and inventory purchases in anticipation of future demand for our products, and depreciation and amortization expense of $4.8 million. These sources of cash were partially offset by an increase in inventory of $12.3 million to meet the anticipated future demand for our products for both the sale and placement at hospitals under our long-term sensor agreements, an increase in accounts receivable of $10.6 million due to both timing of collections and growth of our business, and an increase in deferred cost of goods sold of $7.2 million as a result of continued shipments of equipment to customers pursuant to long-term sensor agreements.

Cash Flows from Investing Activities. Cash used in investing activities for the nine months ended October 1, 2011 was $5.2 million, consisting of $3.5 million for purchases of property and equipment to support our manufacturing operations and $1.7 million for the increase in intangible assets related to capitalized patent costs. Cash provided by investing activities for the nine months ended October 2, 2010 was $49.7 million consisting of sales and maturities of short-term investments of $133.0 million, offset by purchases of short-term investments of $76.0 million, due to our investment strategy of preserving capital while obtaining higher interest rates. Additionally, we used $5.9 million of cash to purchase property and equipment to support our manufacturing operations.

Cash Flows from Financing Activities. Cash provided by financing activities for the nine months ended October 1, 2011 was $5.6 million, primarily due to $5.6 million of proceeds from the issuance of common stock associated with the exercise of stock options. Cash used in financing activities for the nine months ended October 2, 2010 was $110.8 million, primarily due to $117.5 million of dividend payments, offset by $6.3 million of proceeds from the issuance of common stock associated with the exercise of stock options.

Future Liquidity Needs. In the future, in addition to funding our working capital requirements, we anticipate our primary use of cash to be the equipment that we provide to hospitals under our long-term sensor purchase agreements. We anticipate additional capital purchases related to expanding our worldwide international operations including manufacturing, sales, marketing and other areas of necessary infrastructure growth. Our focus on international expansion will also require both continuing and incremental investments in facilities and infrastructure in the Americas, Europe and Asia. We also anticipate possible uses of cash for the acquisition of technologies or the acquisition of technology companies. The amount and timing of our actual investing activities will vary significantly depending on numerous factors, such as the progress of our product development efforts, our timetable for international sales operations and manufacturing expansion and both domestic and international regulatory requirements. Additionally, we expect to pay for any future repurchases of our common stock with available cash and cash equivalents. Despite these capital investment requirements, we anticipate that our existing cash and cash equivalents will be sufficient to meet our working capital requirements, capital expenditures and operations for at least the next 12 months.

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

Revenue Recognition

We follow the current authoritative guidance for revenue recognition. Based on these requirements, we recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. We enter into agreements to sell pulse oximetry and related products and services as well as multiple deliverable arrangements that include various combinations of products and services. While the majority of our sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including: (a) whether an arrangement exists, (b) how the arrangement consideration should be allocated among the deliverables if there are multiple deliverables, (c) when to recognize revenue on the deliverables, and (d) whether undelivered elements are essential to the functionality of the delivered elements. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.

In September 2009, the Financial Accounting Standards Board, or FASB, amended the accounting standards related to revenue recognition for arrangements with multiple deliverables. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on relative selling prices. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. We adopted these new standards on a prospective basis. Therefore, the new standards apply only to revenue arrangements entered into or materially modified beginning January 2, 2011. For revenue arrangements that were entered into or materially modified after the adoption of these standards, implementation of this new authoritative guidance had no significant impact on our reported revenue during either the three or nine months ended October 1, 2011 as compared to revenue if the related arrangements entered into or materially modified after January 2, 2011 were subject to the accounting requirements in effect in the prior year.

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

A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. Most of our products in a multiple deliverable arrangement qualify as separate units of accounting. In the case of our monitoring equipment products containing embedded Masimo SET software, we have determined that the hardware and software components function together to deliver the products’ essential functionality, and therefore, represent a single deliverable. In accordance with the new guidance, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition guidance. Software deliverables, such as rainbow® parameter software, which do not function together with hardware components to provide the products’ essential functionality, continue to be accounted for under software revenue recognition guidance. Our multiple deliverable arrangements may therefore have software deliverables that are subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue recognition accounting guidance for arrangements with multiple deliverables.

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

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, or ASU 11-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 11-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 11-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This update is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. We do not expect the adoption of this update to have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, or ASU 11-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 11-05 requires us to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 11-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 11-05 is effective for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. Early adoption of this update is permitted. We do not expect the adoption of this update to have a material impact on our condensed consolidated financial statements, as it only requires a change in the format of presentation.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, or ASU 11-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, to allow us to use a qualitative approach to test goodwill for impairment. ASU 11-08 permits us to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 11-08 is effective for interim and annual periods beginning after December 15, 2011. Early adoption of this update is permitted. We do not expect the adoption of this update to have a material impact on our condensed consolidated financial statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our outstanding debt instruments. Our risk associated with fluctuation in interest expense is limited to our outstanding capital lease arrangements, which have fixed interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. Our investment portfolio consists of highly liquid investments with an original maturity from the date of purchase of three months or less, that have historically been held to maturity. Therefore, a hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at October 1, 2011. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended October 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of the contractual arrangement. For the three and nine months ended October 1, 2011, shipments of our pulse oximetry products to customers that are members of GPOs represented $55.2 million and $166.7 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our business would be harmed.

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

We also have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we would experience a significant reduction in revenue, which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers or groups of customers, or distributors, or that we will be able to attract and retain additional customers in the future. For the three months ended October 1, 2011, we had sales through two just-in-time distributors, which each represented 14.3% and 9.9% of our total revenue, respectively. The loss of any large customer or distributor could have a material adverse effect on our financial condition and results of operations.

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

We are party to a settlement agreement with Covidien. Under the current settlement agreement, we earn royalties on Covidien’s total U.S. based pulse oximetry sales. During the three months ended October 1, 2011, our royalties from the Covidien settlement agreement totaled $6.4 million. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share. As a result, an elimination of royalties that we earn under the settlement agreement in the future will have a significant impact on our revenue, gross margins, operating income and earnings per share.

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

We believe that the success of our business depends, in significant part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. We were previously involved in significant litigation to protect our patent position and may be required to engage in further litigation. In 2006, we settled a costly, six year lawsuit against Mallinckrodt, Inc., part of Tyco Healthcare (currently Covidien Ltd.), and one of its subsidiaries, Nellcor Puritan Bennett, Inc., in which we claimed that Covidien was infringing some of our pulse oximetry signal processing patents.

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

From our inception through October 1, 2011, we initiated five voluntary recalls of our products, none of which was material to our operating results. Each of these recalls was reported to the FDA within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these or any future voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that as of October 1, 2011, a number of stockholders of Cercacor continued to own shares of our stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.

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

We derive a portion of our net sales from international operations. During the three and nine months ended October 1, 2011, 28.0% and 29.0%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.

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

There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From July 3, 2011 to October 1, 2011, our closing stock price ranged from $20.96 to $30.91. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

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

As of October 1, 2011, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned 11.7% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, the stockholders may be able to exercise a significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of us, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

* You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.

As of October 1, 2011, an aggregate of 11,859,298 shares of our stock were reserved for future issuance under our three equity incentive plans, 7,026,015 of which were subject to options outstanding as of that date at a weighted average exercise price of $23.02 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.

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

* We may elect to not declare cash dividends on our stock, may elect to only pay dividends on an infrequent or irregular basis, or we may elect to not make any stock repurchases, and any return on your investment may be limited to the value of our stock. However, the payment of any future dividends or the repurchase of our stock might limit our ability to pursue other growth opportunities.

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

In August 2011, our board of directors authorized a share repurchase program, whereby we may purchase up to 3 million shares of our common stock. Any repurchase of our common stock will be at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer, and will depend on several factors including, but not limited to, results of operations, capital requirements, financial conditions and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing any of our outstanding shares. In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices.

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

MASIMO CORPORATION

Date: November 1, 2011	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: November 1, 2011	By:	/s/ MARK P. DE RAAD
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document

2.1	(1)†	Asset Purchase Agreement, dated December 21, 2005, between the Company, Masimo Canada ULC and Andromed Inc. (Exhibit 2.1)

2.1(a)	(1)	List briefly identifying the contents of schedules omitted from Exhibit 2.1 (Exhibit 2.1(a))

3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3	(3)	Amended and Restated Bylaws adopted on October 20, 2011 (Exhibit 3.2)

4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2	(2)	Rights Agreement, dated November 9, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)

4.3	(4)	Masimo Retirement Savings Plan. (Exhibit 4.7)

12.1		Statement Regarding the Computation of Ratio of Earnings to Fixed Charges

31.1		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2		Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1		Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (No. 333-142171) originally filed on April 17, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form S-1, as amended.
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on November 9, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(3)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on October 26, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(4)	Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed on February 11, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form S-8.
†	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement have been omitted. A list identifying the contents of the omitted schedules is included as Exhibit 2.1(a). The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.