Form 10-K
period 2011-12-31
MASIMO CORP
filed 2012-02-17
CIK 937556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 2, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market, was approximately $1.22 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At January 27, 2012 the registrant had 58,255,816 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the registrant’s proxy statement for the registrant’s 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

MASIMO CORPORATION

FISCAL YEAR 2011 FORM 10-K ANNUAL REPORT

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

Overview

We are a global medical technology company that develops, manufactures, and markets noninvasive patient monitoring products. Our mission is to improve patient outcomes and reduce cost of care by taking noninvasive monitoring to new sites and applications. We were incorporated in California in May 1989 and reincorporated in Delaware in May 1996. We invented Masimo Signal Extraction Technology®, or Masimo SET®, which provides the capabilities of Measure-Through Motion and Low Perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. Pulse oximetry is the noninvasive measurement of the oxygen saturation level of arterial blood, or the blood that delivers oxygen to the body’s tissues, and pulse rate. Pulse oximetry is one of the most common measurements made in and out of hospitals around the world. Masimo SET® has been validated in over 100 independent clinical studies and is the only pulse oximetry technology we are aware of that has been proven to help clinicians detect critical congenital heart disease in newborns, reduce retinopathy of prematurity in neonates, and decrease intensive care unit transfers and rapid response activations on the general floor.

Our products consist of a monitor or circuit board for use with our proprietary single-patient use and reusable sensors and cables. We sell our products to end-users through our direct sales force and certain distributors, and some of our products to our original equipment manufacturer, or OEM, partners, for incorporation into their products. As of December 31, 2011, we estimate that the worldwide installed base of our pulse oximeters and OEM monitors that incorporate Masimo SET® was 979,000 units, based on an estimated 10 year field life assumption. Our installed base is the primary driver for the recurring sales of our sensors, most notably, single-patient adhesive sensors. Based on industry reports, we estimate that the worldwide pulse oximetry market was over $1 billion in 2011, the largest component of which was the sale of sensors.

After introducing Masimo SET®, we have continued to innovate by introducing breakthrough noninvasive measurements beyond arterial blood oxygen saturation level and pulse rate, which create new market opportunities in both the hospital and non-hospital care settings. In 2005, we launched our Masimo rainbow® SET platform utilizing both Masimo SET® and licensed rainbow® technology, which we believe includes the first devices cleared by the U.S. Food and Drug Administration, or FDA, to noninvasively and continuously monitor multiple measurements that previously required invasive or complicated procedures. In 2005, we launched noninvasive carboxyhemoglobin, or SpCO®, allowing measurement of carbon monoxide levels in the blood. Carbon monoxide is the most common cause of poisoning in the world. When used with other clinical variables, SpCO® may help clinicians and emergency responders detect carbon monoxide poisoning and help determine treatment and additional test options. In 2006, we launched noninvasive methemoglobin, or SpMet®, allowing for the measurement of methemoglobin levels in the blood. Methemoglobin in the blood leads to a dangerous condition known as methemoglobinemia, which occurs as a reaction to some common drugs used in hospitals and outpatient procedures. When used with other clinical variables, SpMet® may help clinicians detect methemoglobinemia and help determine treatment and additional test options. In 2007, we launched Masimo Pleth Variability Index, or PVI®. Fluid administration is critical to optimizing fluid status in surgery and critical care, but traditional invasive methods to guide fluid administration often fail to predict fluid responsiveness and newer methods are complicated and costly. When used with other clinical variables, PVI® may help clinicians assess fluid status and help determine treatment options. In March 2008, we debuted noninvasive hemoglobin, or SpHb®. In May 2008, we received FDA clearance for SpHb®, and in March 2009, we began full market release of SpHb®. Hemoglobin is defined as the oxygen-carrying component of red blood cells, and is one of the most frequent invasive laboratory measurements in the world, often measured as part of a complete blood count. A low hemoglobin status is called anemia, which is generally caused by bleeding or the inability of the body to produce red blood cells. When used with other clinical variables, SpHb® may help clinicians assess bleeding and anemia status and help determine treatment and additional test options. SpHb® has been shown to help clinicians reduce the number of blood transfusions and in multiple cases demonstrate its lifesaving ability to detect bleeding earlier, without having to wait for traditional invasive blood tests results. In November 2009, we received FDA clearance for continuous and noninvasive monitoring of respiration rate, or RRaTM, via rainbow Acoustic MonitoringTM. Respiration rate is the number of breaths per minute, and often the leading indicator of patient distress. Traditional methods used to measure respiration rate are often considered inaccurate or are not tolerated well by patients. When used with other clinical variables, RRaTM may help clinicians assess respiratory status and help determine treatment options. In June 2010, we began a full commercial release of RRaTM. In July 2010, we began selling the SEDLine® monitor, which measures brain function on a continuous basis and provides information about a patient’s response to anesthesia. In January 2012, we received FDA clearance for the Pronto-7®, a product designed specifically for spot-checking hemoglobin, along with oxygen saturation and pulse rate.

We also offer a remote monitoring and clinician notification solution called the Masimo SafetyNetTM, or SafetyNetTM, which includes our Masimo SET® or rainbow® SET monitors at the patient’s bedside along with a central assignment station and wired or wireless server. SafetyNetTM wirelessly notifies clinicians who are taking care of multiple patients in different rooms when one of their patients has an alarm, allowing them to intervene sooner and avoid negative outcomes. Masimo SET®, along with SafetyNetTM, is proven to help clinicians improve outcomes on the general floor. In October 2010, we debuted the Halo IndexTM, which allows continuous global trending and assessment of multiple physiological measurements of a patient with a single number displayed on the SafetyNetTM screen. Halo IndexTM is pending FDA 510(k) clearance.

We offer Masimo SET® and rainbow® SET through our OEMs and our own end-user products, including the Radical-7TM, Rad-87®, Rad-57TM, Pronto®, Pronto-7®, Rad-8®, Rad-5®, and Rad-5vTM. Our strategy is to utilize the accuracy and clinical applications of Masimo products to: 1) be the leading choice for pulse oximetry in traditionally monitored areas in and out of the hospital; 2) expand the use of pulse oximetry beyond the critical care settings including the general floor of the hospital; 3) enable the use of breakthrough rainbow® measurements by our hospital customers; and 4) bring rainbow® measurements to new markets such as the outpatient clinic.

Our solutions and related products are based upon our proprietary Masimo SET® and rainbow® algorithms. This software-based technology is incorporated into a variety of product platforms depending on our customers’ specifications. Our technology is supported by a substantial intellectual property portfolio that we have built through internal development and, to a lesser extent, acquisitions and license agreements. As of December 31, 2011, we had 603 issued and pending patents worldwide. We have exclusively licensed from our development partner, Cercacor Laboratories, Inc., or Cercacor, the right to OEM rainbow® technology and incorporate rainbow® technology into our products intended to be used by professional caregivers, including, but not limited to, hospital caregivers and alternate care market, facility caregivers.

Pulse Oximetry Background

Pulse oximetry, considered the 5th vital sign, has gained widespread clinical acceptance as a standard patient vital sign measurement because it can give clinicians an early warning of low arterial blood oxygen saturation levels, known as hypoxemia. Early detection is critical because hypoxemia can lead to a lack of oxygen in the body’s tissues, which can result in brain damage or death in a matter of minutes. Masimo pulse oximeters are used primarily in critical care settings, including emergency departments, surgery, recovery rooms, intensive care units, or ICUs, and alternative care settings, such as long-term care facilities and for home monitoring in patients with chronic conditions.

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

•

false alarms, which occur when the pulse oximeter falsely indicates a drop in the arterial blood oxygen saturation level, can lead to improper therapy, the inefficient use of clinical resources as clinicians respond to false alarms, or the non-detection of a true alarm if clinicians become desensitized to frequently occurring false alarms; and

•	signal drop-outs, which is the loss of a real-time signal as the monitor attempts to find or distinguish the pulse, which can lead to the non-detection of hypoxemic events.

Published independent research shows that over 70% of the alarms outside the operating room are false when using conventional pulse oximetry. In addition, in the operating room, conventional pulse oximeters failed to give measurements at all due to weak physiological signals, or low perfusion, in up to 9% of all cases studied. Manufacturers of conventional pulse oximeters have attempted to address some of these limitations, with varying degrees of success. Some devices have attempted to minimize the effects of motion artifact by repeating the last measurement before motion artifact is detected, until a new, clean signal is detected and a new measurement can be displayed, known as freezing values. Other devices have averaged the signal over a longer period of time, known as long-averaging, in an attempt to reduce the effect of brief periods of motion. These solutions, commonly referred to as alarm management techniques, mask the limitations of conventional pulse oximetry. Several published studies have demonstrated that some of these alarm management techniques have actually contributed to increased occurrences of undetected true alarms, or events where hypoxemia occurs, but is not detected by the pulse oximeter.

Conventional pulse oximetry technology also has several practical limitations. Because the technology cannot consistently measure oxygen saturation levels of arterial blood in the presence of motion artifact or low perfusion, the technology is limited in non-critical care settings of the hospital, such as general care areas, where the hospital staff-to-patient ratio is significantly lower. In order for pulse oximetry to become a standard patient monitor in these settings, these limitations must be overcome.

In addition, pulse oximeters cannot distinguish oxygenated hemoglobin from dyshemoglobin, including the most prevalent forms of carboxyhemoglobin and methemoglobin. As a result of these dyshemoglobins, pulse oximeters will report falsely high oxygen levels when they are present in the blood.

We revolutionized pulse oximetry by inventing Signal Extraction Technology®, which allows pulse oximeters to measure through motion and low perfusion. In addition, with the inventions of rainbow®, we can also measure noninvasively and continuously carboxyhemoglobin and methemoglobin, as well as hemoglobin. We call this new product a Pulse CO-Oximeter.

Pulse Oximetry Market Opportunity

The pulse oximetry market consists of pulse oximeters and consumables, including single-patient use and reusable sensors, cables and other pulse oximetry accessories that are primarily sold to the hospital and alternative care markets. Based on available estimates for the U.S. and international market, we estimate that the worldwide pulse oximetry market was more than $1 billion in 2011.

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

New Market Opportunities for Masimo SET® Pulse Oximetry

General Floor Monitoring Expansion

We believe there are opportunities to expand the market for pulse oximetry by applying Masimo SET’s proven benefits from critical care settings to non-critical care settings, as well as settings outside of the hospital. It is currently estimated that 87% of all U.S. hospital beds are located in non-critical care areas, where continuous patient monitoring is not widely used. A study published in July 2004 by HealthGrades showed that 264,000 hospital deaths over a three-year period were attributable to patient safety incidents, or generally preventable patient events in non-critical care areas. The study concluded that the failure to timely diagnose and treat patients accounted for over 70% of those deaths, suggesting that improved patient monitoring in non-critical care settings can alert clinicians of patient distress and help to improve patient care. A landmark study published in January 2010 by Dartmouth-Hitchcock Medical Center demonstrated that clinicians using Masimo SET® and SafetyNetTM identified patient distress earlier, which decreased rapid response team activations, ICU transfers, and ICU days.

The American Hospital Association estimated that there were 947,000 staffed beds in all U.S.-registered hospitals in 2004. In 2000, according to a study published in the Journal of Critical Care Medicine, 87% of all hospital beds in the U.S. were located in non-critical care settings, which suggests a non-critical care market potential of 820,000 beds in the U.S. alone. While some of these non-critical care beds have some form of monitoring capabilities today, we believe that 15% or more of the 820,000 beds in the U.S. alone could become continuous monitoring beds. We believe that Masimo SET’s ability to dramatically minimize false alarms due to patient motion while maximizing the sensitivity of pulse oximeters to report true alarms will allow hospitals to reliably and continuously monitor their patients in the general floors.

Alternate Care

According to the November 2010 iData market research report, the fastest growing portion of the U.S. pulse oximetry equipment market is in the alternate care market. We believe that Masimo SET® technology offers significant advantages in some segments of this market, including home care, post-acute care hospitals, and sleep diagnostics. The proven ability of Masimo SET® to dramatically reduce false alarms and increase true event detection enables clinicians to make more reliable diagnoses of those who need oxygen therapy and Continuous Positive Airway Pressure. We plan to leverage this opportunity and expand our presence in this market.

New Market Opportunities for Pulse CO-Oximetry or Masimo rainbow® SET

Masimo rainbow® SET creates additional demand for Masimo pulse oximetry circuit boards, monitors, and sensors because customers desire the rainbow® SET noninvasive measurement capabilities that are not available with any other pulse oximeter technology. To date, over 20 OEM companies have already released rainbow® SET-equipped products or announced rainbow® integration plans. Companies with released rainbow® SET products include Physio-Control, Welch Allyn, ZOLL, Dräger, GS Corpuls, BMEYE, Saadat, and more. Companies that have announced rainbow® SET integration, but have not yet released products, include Philips, Atom Medical, Oridion, CareFusion and more. In addition, more than 20 additional companies are actively working on rainbow® integration but have not yet publicly announced their integration plans.

There are significant opportunities with rainbow® SET to create new hospital and alternate care markets by enabling the monitoring of additional noninvasive measurements beyond arterial blood oxygen saturation level and pulse rate.

Hemoglobin (SpHb®)

In May 2008, we received clearance from the FDA for our continuous hemoglobin monitoring technology and in September 2008, we began shipping, in a limited market release, these monitors and sensors. In March 2009, we fully launched our continuous noninvasive hemoglobin device. Hemoglobin is the part of a red blood cell that carries oxygen to the body and therefore a measurement of the hemoglobin parameter is an indicator of the oxygen carrying capacity of the blood. A low hemoglobin status is called anemia, which is generally caused by bleeding or the inability of the body to produce red blood cells. As a chronic disorder, anemia can be treated by iron supplements, diet changes, or drugs that increase the production of red blood cells. As an acute disorder, anemia due to bleeding requires stoppage of the bleeding before organ dysfunction or death occurs, or a blood transfusion to sustain organ function and life. Because of its clinical importance, hemoglobin is one of the most commonly ordered lab diagnostic tests in the hospital and physician office. Each year in the U.S., over 400 million invasive hemoglobin tests are performed, which require multiple steps including collecting the patient’s blood sample, transferring the sample to the lab, analyzing the sample, documenting the results and reporting the results to the ordering clinician.

A low or falling hemoglobin measurement provides the primary indication for whether a patient receives a blood transfusion. The decision to transfuse often requires the physician to either make an educated guess or wait for hemoglobin lab results to confirm that it is necessary. Blood transfusions are common, with up to 20% of surgical patients and 35% of ICU patients receiving one or more units of blood. Transfusions have been shown in multiple studies to increase short and long-term morbidity and mortality. Blood transfusions are also costly, with blood being one of the highest cost items in a hospital. Each unit of blood is estimated to cost between $522 and $1,183, without including the additional cost of treatment associated with blood transfusion-related complications. It is known that some blood transfusions are unnecessary, especially when given in stable anemia or when bleeding is perceived but not significant. Experts advocate implementing restrictive transfusion practices and use of appropriate indicators for blood transfusion, and the Joint Commission recently introduced quality measures that encourage hospitals to track hemoglobin documentation prior to each unit of blood transfused.

At the American Society of Anesthesiologists scientific meeting in October 2010, investigators from Massachusetts General Hospital presented the results of their study in which they evaluated the impact of SpHb® monitoring in a randomized controlled trial in orthopedic surgery patients. Patients in the standard care group had a 4.5% transfusion rate and patients in the SpHb® monitoring group had 0.6% transfusion rate, an 87% reduction in transfusion frequency with SpHb®. Patients in the standard care group had an average of 0.10 units transfused and patients in the SpHb® monitoring group had 0.01 units transfused, a 90% reduction in average units transfused. Based on the 0.09 unit lower blood utilization per patient shown in the study and an estimated blood cost of $522 to $1,183 per unit, SpHb® could reduce hospital costs by $47 to $106 per patient monitored. It is possible that SpHb® monitoring may have even greater benefit in populations with greater transfusion frequency and a greater number of average units transfused.

A low or falling hemoglobin measurement also helps determine whether a patient has internal bleeding that requires further investigation and intervention. The later bleeding is discovered, the greater the patient risk and greater the potential for increased cost of treatment. Significant bleeding occurs in up to 35% of surgical and ICU patients. A low hemoglobin measurement is associated with almost 90% of patients with bleeding. However, traditional laboratory measurements are infrequent and delayed.

According to a study published in January 2010 by Anesthesia and Analgesia, undetected bleeding also occurs in otherwise healthy patients, such as mothers who have just delivered babies. Postpartum hemorrhage, or PPH, is the leading cause of maternal mortality. The direct pregnancy-related maternal mortality rate in the U.S. is 7 to 10 women per 100,000 live births, and 19% of in hospital maternal deaths are caused by PPH. In the developing world, statistics suggest that 25% of maternal deaths are due to PPH, accounting for more than 140,000 maternal deaths per year or 1 woman every 4 minutes.

When used with other clinical variables, Masimo SpHb® may help clinicians assess bleeding status and help determine treatment and additional test options. While clinical research studies on SpHb® are ongoing, clinicians inherently understand the value of continuous and noninvasive hemoglobin monitoring. A study by the consulting firm Capgemini concluded that the average 500 bed hospital would save $468,000 annually by implementing SpHb® and other rainbow® measurements. Because of the potential clinical and cost advantages of measuring hemoglobin noninvasively and continuously, we believe that a large number of hospitals will adopt Masimo rainbow® SET technology.

A significant portion of invasive hemoglobin measurements are made outside of hospital settings, in the physician office to aid patient assessment and treatment, and in the blood donation market to qualify potential donors for eligibility to donate blood. We believe that a significant number of the estimated 200,000 U.S. physician offices and estimated 17 million annual U.S. blood donations could be aided by the noninvasive and immediate assessment of hemoglobin.

Beginning in January 2010, the American Medical Association approved a Current Procedural Terminology, or CPT, code and Medicare implemented pricing on Medicare Clinical Lab Fee Schedule for noninvasive hemoglobin, enabling U.S. hospitals and physician offices that perform testing to recover their costs, in addition to the clinical benefits they receive from this measurement. In 2012, the Medicare reimbursement for SpHb® will be $7.10 per test when testing eligible patients.

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

When used with other clinical variables, Masimo SpCO® may help clinicians detect carbon monoxide poisoning and help determine treatment and additional test options. According to a study in March 2008 by Brown University, the emergency department using Masimo rainbow® SET carbon monoxide monitoring identified 60% more carbon monoxide poisoning cases than the conventional approach, and estimated that as many as 11,000 carbon monoxide poisoning cases per year in the U.S. were being missed with the conventional approach. Multiple leading emergency first responder associations, including the National Association of Emergency Medical Technicians, the National Association of EMS Educators, the International Association of Fire Fighters and the International Association of Fire Chiefs, now educate their members that noninvasive assessment for carbon monoxide poisoning is appropriate when exposure is suspected or when an individual presents symptoms that could indicate such poisoning. In addition, the National Fire Protection Association, or NFPA, included carbon monoxide screening by Pulse CO-Oximetry as part of a new national healthcare standard for firefighters potentially exposed to carbon monoxide poisoning. NFPA’s consensus codes and standards serve as the worldwide authoritative source on fire prevention and public safety.

In addition, the United Kingdom House of Commons All Party Parliamentary Gas Safety Group, in a report published in January 2009, aimed at increasing the awareness of carbon monoxide poisoning among medical professionals, recommended noninvasive carbon monoxide testing for Emergency Department and alternate care market providers as a way to improve the country’s rate of detection and diagnosis of carbon monoxide poisoning. For the preparation of this report, the United Kingdom Group used Masimo rainbow® SET Rad-57TM devices for 12 months and reported successful cases with the Rad-57TM devices.

Beginning January 2009, the American Medical Association approved a CPT code and Medicare implemented pricing on the Medicare Clinical Lab Fee Schedule for noninvasive carboxyhemoglobin, enabling U.S. hospitals that perform testing to recover their costs, in addition to the clinical benefits they receive. In 2012, the Medicare reimbursement for SpCO® will be $7.10 per day when testing eligible patients.

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

When used with other clinical variables, Masimo SpMet® may help clinicians detect methemoglobinemia and help determine treatment and additional test options. We believe the initial opportunity for methemoglobin monitoring is in outpatient procedure labs in hospitals, such as esophageal echocardiography and gastrointestinal labs where use of caines, such as benzocaine, is prevalent, monitoring HIV patients who receive dapsone, as well as monitoring neonates who receive inspired nitric oxide in the neonatal ICU’s.

Beginning January 2009, the American Medical Association approved a CPT code and Medicare implemented pricing on the Medicare Clinical Lab Fee Schedule for noninvasive methemoglobin, enabling U.S. hospitals that perform testing to recover their costs, in addition to the clinical benefits they receive. In 2012, the Medicare reimbursement for SpMet® will be $7.10 per day when testing eligible patients.

Pleth Variability Index (PVI ®)

Fluid is administered through intravenous catheters to surgical and intensive care patients as part of a key objective to ensure that vital tissues are getting enough oxygen. However, too much fluid may cause harm to patients. Therefore, the decision of whether to administer fluid is of fundamental importance in critically-ill and surgical patients. Ideally, a clinician would know prior to giving fluid whether the patient would respond favorably to the fluid, which is known as “fluid responsiveness.” However, traditional methods such as central venous pressure monitoring often fail to predict fluid responsiveness, and newer methods are invasive, complicated, and/or costly.

Multiple studies have shown that when used with other clinical variables PVI® helps clinicians assess fluid responsiveness, defined as an increase in the amount of blood flow the heart pumps per minute, or cardiac output. Mechanical ventilation means that a machine called a respirator is controlling patient breathing. PVI®, which has been shown to help clinicians improve fluid management, has also been used by clinicians in Goal Directed Therapy to reduce patient risk. Fluid management was improved by PVI® by helping reduce the amount of fluid given to surgical patients, which lowered their patient risk as evidenced by a lowering of a key patient risk marker called lactate level.

We believe the primary opportunity for PVI® monitoring is in mechanically ventilated adult patients during surgery and in the intensive care department in hospitals, but it is also possible that future studies may reveal application in non-mechanically ventilated adult patients in the hospital and other out-of-hospital patient populations.

Respiration Rate (RRaTM)

We received FDA clearance for RRaTM with rainbow Acoustic MonitoringTM technology in November 2009, announced initial market release of the parameter in December 2009, and announced full market release in June 2010.

Respiration rate is defined as the number of breaths per minute, and changes in respiration rate provide an early warning sign of deterioration in patient condition. Current methods to monitor respiration rate include end tidal CO2 monitoring, which requires a special tube inserted in the patient’s nose and therefore has low patient compliance, and impedance monitoring, which is considered unreliable. Multiple clinical studies have shown that RRaTM provides as good or better accuracy to monitoring respiration rate as end tidal CO2 monitoring, and can reliably detect respiratory pause episodes, defined as a cessation of breathing for 30 seconds or more. Masimo’s noninvasive respiration rate parameter is available in our Masimo rainbow® SET platforms with the launch of MX-3 board, which was released in November 2009. These devices with the RRaTM software and Masimo’s acoustic respiration sensor on the patient’s neck and connected to the bedside monitor with a separate cable. Should the respiration rate change or stop, an alarm will be displayed on the device and in addition, can be sent to the SafetyNetTM system. SafetyNetTM can then notify the attending clinician or nurse of the condition, directly on the monitor or remotely via a pager.

When used with other clinical variables, RRaTM may help clinicians assess respiratory status and help determine treatment options. We believe this noninvasive measurement will become a key and important measurement in the general floor environment, in the post-anesthesia care unit, during procedural sedation such in the gastrointestinal lab, as well as in the monitoring of non-mechanically ventilated patients during surgery.

Halo IndexTM

In October 2010, we debuted Halo IndexTM, which has received CE Marking in the European Union, but is subject to FDA 510(k) clearance before commercialization in the U.S. Halo IndexTM is a dynamic indicator that facilitates continuous global trending and assessment of multiple physiological measurements to quantify changes in patient status. Currently, clinicians monitor multiple clinical measurements on each patient and respond independently to each of the measurement. Halo IndexTM is a single displayed value on the SafetyNetTM remote monitoring and notification system, which facilitates simple and comprehensive assessment within a single index. In the future, we expect Halo IndexTM will also be available as part of Masimo standalone devices and OEM boards. As more clinical evidence is collected on Halo IndexTM, its clinical utility in a variety of care areas and patient types will become more specific.

In Vivo AdjustmentTM

In October 2011, we introduced In Vivo AdjustmentTM (pending FDA 510(k) clearance in the U.S.) to the 2011 Radical-7TM that enables clinicians, for the first time, to adjust the noninvasive measurements of SpO2, SpHb®, SpCO® and SpMet® to the specific patient and laboratory reference device they use for invasive blood testing. In Vivo AdjustmentTM is considered helpful to clinicians because the reference standard used in their hospital may differ from the reference standard used by Masimo for calibration, inducing differences in the noninvasive measurement and the invasive measurement. In addition, while calibration curves are developed over a large number of patients, variation can occur from the calibration curve for any single patient.

Disruptive New Technologies

In general, our recent noninvasive measurement technologies are breakthrough products that are considered disruptive. These disruptive technologies have performance levels that we believe are acceptable for many clinical environments but in their present form may be insufficient in others. In addition, these noninvasive measurement technologies may perform better in some patients and settings than others. The performance of these technologies shows variability across a population that follows a standard gaussian distribution described in the accuracy specifications. Over time, we hope to reduce this variability and, if we do, we expect these recent noninvasive measurement technologies to become more useful in additional environments and to become more widely adopted. This is the adoption pattern experienced historically with our other new noninvasive measurements, such as oxygen saturation, and what we expect to experience in the future with our current and future technologies.

SEDLine® Brain Function Monitoring

In July 2010, we began selling the SEDLine® monitor, which measures brain function on a continuous basis and provides information about a patient’s response to anesthesia. SEDLine® enables monitoring of both sides of the brain simultaneously and provides Density Spectral Array for immediate detection of asymmetrical activity. SEDLine® enables more individualized titration of sedation and faster emergence, while offering reliable monitoring during challenging conditions such as electrocautery.

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

The Masimo Solution

Masimo SET® was designed to overcome the primary limitations of conventional pulse oximetry, which involve maintaining accuracy in the presence of motion artifact and weak signal-to-noise situations. Our Masimo SET® platform, which became available to hospitals in the U.S. in 1998, is the basis of our pulse oximetry products and we believe represented the first significant technological advancement in pulse oximetry since its introduction in the early 1980s. In addition, our products’ benefits have been validated in over 100 independent clinical and laboratory studies. Masimo SET® utilizes five signal processing algorithms, four of which are proprietary, in parallel, to deliver high precision, sensitivity and specificity in the measurement of arterial blood oxygen saturation levels. Sensitivity is the ability to detect true events and specificity is the ability to reject false alarms. One of our proprietary processing algorithms, Discrete Saturation Transform, separates the signal from noise in real-time through the use of adaptive filtering, and an iterative sampling technique that tests each possible saturation value for validity. Masimo SET® signal processing can therefore identify the venous blood and other noise, isolate them, and extract the arterial signal.

To complement our Masimo SET® platform, we have developed a wide range of proprietary single-patient use (disposable) and multi-patient (reusable) sensors, cables and other accessories designed specifically to work with Masimo SET® software and hardware. Although our technology platforms operate solely with our proprietary sensor lines, our sensors have the capability to work with certain competitive pulse oximetry monitors through the use of adapter cables. Our neonatal adhesive sensors have been clinically proven to exhibit greater durability compared to competitive sensors.

In response to the hospital market’s growing needs to implement environmentally friendly, or “green”, products and to decrease costs to remain competitive, Masimo developed the Pulse Oximetry ReSposable sensor system and began a limited market release in December 2010. The ReSposable sensor, part reusable and part disposable, combined the performance and comfort of single-use adhesive sensors with the economic and green advantages of reusable sensors. ReSposable sensors produce 90% less waste and 41% fewer carbon emissions than disposable sensors, while recycled sensors only decrease waste by 34% and actually increase carbon emissions by 43% compared to disposable sensors. We expect to go to full market release in 2012 with ReSposable Pulse Oximetry Sensors.

In 2005, we introduced our Masimo rainbow® SET platform, leveraging our Masimo SET® technology and incorporating licensed rainbow® technology to enable reliable, real-time monitoring of additional measurements beyond arterial blood oxygen saturation and pulse rate. The Masimo rainbow® SET platform has the unique ability to distinguish oxygenated hemoglobins from certain dyshemoglobins, hemoglobin incapable of transporting oxygen, and allows for the rapid, noninvasive monitoring of hemoglobin, carboxyhemoglobin, methemoglobin, and pleth variability index, which we refer to as Pulse CO-Oximetry. Along with the release of our rainbow® Pulse CO-Oximetry products, we have developed multi-wavelength sensors that have the ability to monitor multiple measurements with a single sensor. We believe that the use of Masimo rainbow® Pulse CO-Oximetry products will become widely adopted for the noninvasive monitoring of these measurements. We believe the addition of RRaTM with rainbow Acoustic MonitoringTM technology for noninvasive and continuous monitoring will strengthen the clinical demand for the rainbow® platform, especially in the growing general floor market.

Additionally, we market our SafetyNetTM remote monitoring and clinician notification system for use with our Masimo SET® pulse oximeters and rainbow® Pulse CO-Oximeters, which allow monitoring of the oxygen saturation and pulse rate of up to 80 patients simultaneously. SafetyNetTM offers a rich user interface with trending, and real time waveform capability at the central station and remote notification via pager or smart phones. SafetyNetTM also features the Adaptive Connectivity EngineTM, which enables two-way, HL7-based connectivity to clinical/hospital information systems. The Masimo Connectivity Engine significantly reduces the time and complexity to integrate and validate custom HL7 implementations, and demonstrates Masimo’s commitment to innovation that automates patient care with open, scalable, and standards-based connectivity architecture. SafetyNetTM also allows the display of the new Halo IndexTM, discussed earlier. We believe that the advanced performance of the Masimo SET® platform coupled with reliable, cost effective, and easy to use wireless remote monitoring will allow hospitals to create continuous surveillance solutions on general care floors where patients are at risk of avoidable adverse events and where direct patient observation by skilled clinicians is cost prohibitive.

We believe that our technologies and products offer multiple clinical and financial benefits, including:

Masimo SET® Pulse Oximetry

•

Fewer false alarms and better true alarm detection. Over 100 independent and objective studies have now proven Masimo SET® accuracy during challenging conditions in adult, pediatric, and neonatal patients.

•

Increased detection of critical congenital heart disease through newborn screening. Four studies totaling 118,000 patients have shown that adding Masimo SET® to the standard physical exam increases the detection of this potentially fatal disease before the baby leaves the hospital. The published evidence for Masimo SET® led the American Academy of Pediatrics and the U.S. Department of Health and Human Services to recommend mandatory screening for all newborns, using “motion-tolerant pulse oximeters that report functional oxygen saturation, have been validated in low perfusion conditions”.

•

Reduced retinopathy of prematurity in very low birth weight neonates. In a study comparing the use of conventional pulse oximetry at one center and Masimo SET® at another, there was no significant decrease in retinopathy of prematurity using conventional pulse oximetry but there was a 58% reduction in the incidence of significant retinopathy of prematurity and a 40% reduction in the need for laser eye treatment with Masimo SET®.

•	Fewer arterial blood gas measurements, faster oxygen weaning time, and lower length of stay. With more accurate and reliable measurements from Masimo SET®.

•	Lower sensor utilization. Due to sensor durability and the ease of obtaining measurements with Masimo SET®.

•

Expansion into Non-Critical Care Settings. We believe the ability of Masimo SET® products to provide reliable monitoring with fewer false alarms has expanded and will continue to expand the use of pulse oximetry into other settings where patient motion and false alarms have historically prevented its use. Since the introduction of Masimo SET®, we believe that pulse oximetry has become a standard of care in the alternate care market.

•

Earlier detection of patient distress on the general floor, enabling reduced ICU Transfers and Rapid Response Activations. A landmark study published in January 2010 by Dartmouth-Hitchcock Medical Center demonstrated that clinicians using Masimo SET® and SafetyNetTM identified patient distress earlier, which decreased rapid response team activations, ICU transfers, and ICU days. Hospitals and other care centers can reduce their costs by moving less critically ill patients from the ICU to the general care areas where these patients can be continuously and accurately monitored in a more cost-effective manner. Many patients in the general care areas are at risk of dying due to inadequate oxygenation. To mitigate this risk, patients in the general care areas need to be continuously monitored. Our SafetyNetTM systems enable the Masimo SET® and rainbow® SET platforms to wirelessly and remotely monitor patients in the general care areas of the hospital that are not under the constant supervision of clinicians.

•

Upgradeable rainbow® SET Platform for Earlier and Better Decisions About Patient Care. Products with our MX circuit board contain our Masimo SET® pulse oximetry technology as well as circuitry to support rainbow® measurements. At the time of purchase, or at any time in the future, our customers and our OEMs’ customers will have the option of purchasing a software measurement, which will allow the customer to expand their patient monitoring systems to monitor additional measurements with a cost-effective solution. The rainbow® platform enables breakthrough noninvasive monitoring of measurements that previously required invasive testing, which may lead to earlier and better clinical decisions and decreased costs compared to standard care.

Examples of the many benefits of breakthrough rainbow® measurements include:

Hemoglobin (SpHb®)

•	Helping clinicians reduce risky and costly blood transfusions

•	Helping clinicians identify undetected bleeding earlier in surgical, intensive care, trauma, and obstetric patients.

•	Helping clinicians identify anemia more rapidly and efficiently, and allowing them to assess patients for anemia in developing countries around the world

Carboxyhemoglobin (SpCO®)

•	Helping clinicians identify deadly carbon monoxide poisoning earlier and more often, reducing incorrect diagnoses

Methemoglobin (SpMet®)

•	Helping clinicians identify dangerous methemoglobinemia earlier and more often reducing incorrect diagnoses

Pleth Variability Index (PVI®)

•	Helping clinicians assess fluid responsiveness and improve fluid management in surgical and critically-ill ventilated patients

Respiration Rate (RRaTM)

•	Helping clinicians identify respiratory depression and respiratory distress earlier and more often

Halo IndexTM

•	Potentially helping clinicians identify patient distress earlier, more effectively, more easily, and more efficiently

SEDLine® Brain Function Monitoring

•	Enabling more individualized titration of sedation and faster emergence, while offering reliable monitoring during challenging conditions such as electrocautery.

Our Strategy

Since inception, our mission has been to develop noninvasive monitoring solutions that improve patient outcomes and reduce the cost of patient care. We intend to continue to grow our business and to improve our market position by pursuing the following strategies:

•

Continue to Expand Our Market Share in Pulse Oximetry. We grew our product revenue to $406.5 million in 2011 from $259.6 million in 2008, representing a three year CAGR of 16.1%. This growth can be attributed to the increased access to pulse oximetry customers through our agreements with group purchasing organizations, or GPOs, our increased relationships with OEM partners, the expansion of our direct sales force, and strong, independent clinical evidence that demonstrates the benefits of our technology. We supplement our direct sales with sales through our distributors. Direct and distributor sales increased to $342.9 million, or 84%, of product revenue in 2011, from $201.1 million, or 77%, of product revenue in 2008.

•

Expand the Pulse Oximetry Market to Other Patient Care Settings. We believe the ability to continuously and accurately monitor patients outside of critical care settings, including the general care areas of the hospital, are currently unmet medical needs and have the potential to significantly improve patient care and increase the size of the pulse oximetry market. We believe the ability of Masimo SET® to accurately monitor and address the limitations of conventional pulse oximetry has enabled, and will continue to enable, us to expand into non-critical care settings and thus significantly expand the market for our products. To further support our expansion into the general care areas, we market SafetyNetTM, which enables continuous monitoring of up to 80 patients’ oxygen saturation, pulse rate, and with rainbow® SET, noninvasive hemoglobin and respiration rate.

•

Expand the use of rainbow® technology in the Hospital Setting. We believe the noninvasive measurement of rainbow® Pulse CO-Oximetry (hemoglobin, carboxyhemoglobin, methemoglobin, pleth variability index) rainbow Acoustic MonitoringTM (respiration rate), and the Halo IndexTM, as well as future measurements, will provide an excellent opportunity to leverage existing customer relationships into new opportunities to improve patient care and Masimo’s revenues, directly and through a greater ability to convert non-Masimo hospitals to Masimo hospitals due to our expanded measurement capabilities.

•

Expand the use of rainbow® technology in the Non-Hospital Setting. We believe the noninvasive measurement of hemoglobin creates a significant opportunity in markets such as the physician office, and noninvasive carboxyhemoglobin in the fire/alternate care market. To date, we have introduced our first noninvasive spot-check hemoglobin device called Pronto® and, in January 2012, we began full market release of Pronto-7®, utilizing the new rainbow 4DTM technology, as, a noninvasive spot-check hemoglobin device, along with oxyhemoglobin, pulse rate, and perfusion index. With a touch screen for easy operation and wireless 802.11 and Bluetooth for printing and communication, the Pronto-7® is well suited for spot-check testing. The Pronto-7® allows users to simply and quickly perform a spot-check measurement of hemoglobin levels, one of the most common invasive laboratory measurements taken in physician offices. We believe that the ability to noninvasively measure hemoglobin will increase efficiency and improve clinical decision making in physician offices and emergency departments by enabling quick determination of hemoglobin levels. The new Pronto-7® product expedites the measurement process by quickly providing a noninvasive measurement thereby reducing the time required to take an invasive blood draw, create the labeling, sending the sample to the lab, waiting for the lab results (often not until the next day), and communicating these results to the patient.

•

Utilize Our Customer Base and OEM Relationships to Market Our Masimo rainbow® SET Products Incorporating Licensed rainbow® Technology. We sold our first Masimo rainbow® Pulse CO-Oximetry products in September 2005. We are currently selling our rainbow® SET products through our direct sales force and distributors. In addition, we plan to sell our MX circuit boards in our own pulse oximeters and to our OEM partners, equipped with circuitry to support rainbow® Pulse CO-Oximetry measurements which can be activated at time of sale or through a subsequent software upgrade. We believe that the clinical need of these measurements along with our installed customer base will help drive the adoption of our rainbow® Pulse CO-Oximetry products.

•

Continue to Innovate and Maintain Our Technology Leadership Position. We invented and pioneered what we believe is the first pulse oximeter to accurately measure arterial blood oxygen saturation level and pulse rate in the presence of motion artifact and low perfusion. In addition, we launched our rainbow® SET platform that enabled what we believe is the first noninvasive monitoring of Carboxyhemoglobin, Methemoglobin and Hemoglobin, as well as Pleth Variability Index, which all previously required invasive testing. With our introduction of RRaTM with rainbow Acoustic MonitoringTM technology, we believe we have launched the first platform to enable noninvasive and continuous monitoring through an easy to use single patient adhesive acoustic sensor. In October 2010, we debuted Halo IndexTM (pending FDA 510(k) clearance in the U.S.). Halo IndexTM is a dynamic indicator that facilitates continuous global trending and assessment of multiple physiological measurements to quantify changes in patient status. We plan to continue to innovate and develop new technologies and products, internally and through our collaboration with Cercacor, whom we currently license Carboxyhemoglobin, Methemoglobin and Hemoglobin from, for the noninvasive monitoring of other measurements.

Our future growth strategy is also closely tied to our focus on international expansion opportunities. Since 2007, we have generated between 71% and 76% of our product revenue in the U.S. Since 2007, we have been aggressively expanding our sales and marketing presence in Europe, Asia, Canada and Latin America. We have accomplished this through both additional staffing and by adding or expanding sales offices in many of these territories. During the fourth quarter of 2008, we established a new international business structure designed to better serve and support our growing international business. By centralizing our international operations, including sales management, marketing, customer support, planning, logistics and administrative functions, we believe we have developed a more efficient and scalable international organization—capable of being even more responsive to the business needs of its international customers—all under one centralized management structure. As a result of these investments and focus on our international operations, we believe that our international product revenues, as a percent of total product revenues, will continue to increase.

Our Products

We develop, manufacture and market a patient monitoring solution that incorporates a monitor or circuit board and sensors including proprietary single-patient use, reusable and ReSposable sensors and patient cables. In addition, we offer remote alarm/monitoring solutions and software.

The following chart summarizes our principal product components and principal markets and methods of distribution:

Product Components	Description	Markets and Methods of Distribution
Patient Monitoring Solutions:
Circuit Boards (e.g., MX-1®, MX-3, MS-2011, MS-2040, uSpO2)	• Signal processing apparatus for all Masimo SET® and licensed Masimo rainbow® SET technology platforms	Incorporated into our proprietary pulse oximeters and sold to OEM partners who incorporate our circuit boards into their patient monitoring systems

Monitors / Devices (e.g., Radical-7TM, Pronto-7® and Rad-57TM)	• Bedside and handheld monitoring devices that incorporate Masimo SET® with and without licensed Masimo rainbow® SET technology	Sold directly to end-users and through distributors and in some cases to our OEM partners who sell to end-users

Sensors (e.g., SET®, rainbow® SEDLine and rainbow Acoustic SensorsTM) and Cables	• Extensive line of both single-patient, reusable and ReSposable sensors	Sold directly to end-users and through distributors and to OEM partners who sell to end-users

• Patient cables, as well as adapter cables that enable the use of our sensors on certain competitive monitors

Remote Alarm and Monitoring Solutions (e.g., Masimo SafetyNetTM)	• Network-linked wired or wireless, multiple patient floor monitoring solutions	Sold directly to end-users

• Standalone wireless alarm notification solutions

Software (e.g., SpHb®, SpCO®, SpMet®, PVI®, RRaTM, 3D Alarms®, Adaptive Threshold AlarmTM, Halo IndexTM and In Vivo AdjustmentTM)	• Rainbow® measurements and other proprietary features sold to installed monitors	Sold directly to end-users and through OEM partners who sell to end-users

Circuit Boards

Masimo SET® MS Circuit Boards. Our Masimo SET® MS circuit boards perform all signal processing and other pulse oximetry functions incorporating the Masimo SET® platform. Our MS circuit boards are included in our proprietary monitors for direct sale or sold to our OEM partners for incorporation into their monitors. Once incorporated into a pulse oximeter, the MS circuit boards perform all data acquisition processing and report the pulse oximetry levels to the host monitor. The circuit boards and related software interface directly with our proprietary sensors to calculate arterial blood oxygen saturation level and pulse rate. Our latest generation boards include the MS-2003, MS-2011, MS-2013 and the new MS-2040, with a typical power consumption of less than 45 milliwatts.

Masimo rainbow® SET MX Circuit Boards. Our next-generation circuit board is the foundation for our Masimo rainbow® Pulse CO-Oximetry and rainbow Acoustic MonitoringTM platform, utilizing technology licensed from Cercacor. The MX circuit boards measure arterial blood oxygen saturation levels and pulse rate, and have the circuitry to enable the measurement of hemoglobin, oxygen content, carboxyhemoglobin, methemoglobin, pleth variability index, respiration rate and halo indexTM, along with other potential measurements in the future. Customers can choose to buy additional measurements beyond arterial blood oxygen saturation levels and pulse rate at the time of sale or at any time in the future through a field-installed software upgrade. As additional measurements are developed, each new measurement may be available as a software upgrade to the existing system.

uSpO2 Cable/Board. Our new SET® technology-in-a-cable contains the low power (MS-2040) technology in a reduced size allowing it to be embedded into patient cables as part of the sensor connector. This allows the ability to interface the uSpO2 cable/board to monitoring devices externally via an existing communications port in instances where internal integration of a traditional Masimo SET® technology board is not feasible. The uSpO2 cable/board provides full Masimo SET® Measure-Through Motion and Low Perfusion pulse oximetry found in other Masimo products, with a typical power consumption of less than 45 milliwatts.

Monitors / Devices

Radical-7TM. We believe that the Radical-7TM offers features that do not exist in any other pulse oximeter. The Radical-7TM incorporates the MX circuit board, which enables rainbow® SET measurements, and offers three-in-one capability to be used as:

•	a standalone device for bedside monitoring;

•	a detachable, battery-operated handheld unit for easy portable monitoring; and

•

a monitor interface via SatShare, proprietary technology allowing our products to work with certain competitor products, to upgrade existing conventional multi-parameter patient monitors to Masimo SET® while displaying rainbow® measurements on the Radical-7TM itself.

Radical-7TM is a fully-equipped standalone Pulse CO-OximeterTM with a detachable module, which functions as a battery-operated, handheld monitor. The handheld module can be connected with any other Radical-7TM base station, which allows Radical-7TM to stay with the patient, enabling continuous and reliable arterial blood oxygen saturation and blood constituent monitoring such as hemoglobin as patients are transported within the hospital. For example, Radical-7TM can continuously monitor a patient from the ambulatory environment, to the emergency room, to the operating room, to the general floor, and on until the patient is discharged. Radical-7TM delivers the accuracy and reliability of Masimo rainbow® SET with multi-functionality, ease of use and a convenient upgrade path for existing monitors.

SatShare technology enables a conventional monitor to upgrade to Masimo SET® through a simple cable connection from the back of Radical-7TM to the sensor input port of the conventional monitor. No software upgrades or new modules are necessary for the upgrade, which can be completed in minutes. SatShare allows hospitals to standardize the technology and sensors used throughout the hospital while allowing them to gain more accurate monitoring capabilities and additional multi-functionality in a cost-effective manner. This has facilitated many hospital-wide conversions of previously installed competitor monitors to Masimo SET®. In addition, Masimo rainbow® SET measurements such as hemoglobin are available to clinicians on the Radical-7TM itself while the device is being used in SatShare mode.

Rad-87® . The Rad-87®, which also contains Masimo rainbow® SET technology, is a compact, lightweight and easy-to-use device designed specifically for use in less acute settings than the Radical-7TM. The Rad-87® is available with a built-in bi-directional wireless radio for use as part of the SafetyNetTM remote monitoring and clinician notification system. We began shipping the Rad-87® in July 2008.

Pronto®. The Pronto® is a handheld noninvasive multi-parameter testing device that uses Masimo rainbow® SET technology to provide oxygen saturation, pulse rate, perfusion index and spot-checking of hemoglobin levels for both hospitals (i.e., emergency departments) and remote settings such as physician offices.

Pronto-7®. The Pronto-7® is a noninvasive multi-parameter device utilizing rainbow 4DTM that provides spot-check hemoglobin testing along with oxygen saturation, pulse rate and perfusion index results. With a touch screen for easy operation and wireless 802.11 and Bluetooth for printing and communication, the Pronto-7® is well-suited for hemoglobin spot-check testing in almost any environment.

Rad-8® . The Rad-8® is a bedside pulse oximeter featuring Masimo SET® (but without rainbow® capability) with a low cost design and streamlined feature set, allowing it to be offered at a lower price point than the Radical-7TM or Rad-87®.

Rad-5®. In addition to the bedside monitors, we have developed handheld pulse oximeters using Masimo SET® (but without rainbow® capability). Our Rad-5® and Rad-5vTM handheld oximeters were the first dedicated handhelds with Masimo SET®.

Rad-57TM . The Rad-57TM is a fully featured handheld Pulse CO-OximeterTM that provides continuous, noninvasive measurement of hemoglobin, carboxyhemoglobin and methemoglobin in addition to oxygen saturation, pulse rate, and perfusion index. Its rugged and lightweight design makes it applicable for use in hospital and field settings, specifically for fire departments and emergency medical service units.

SEDLine® monitor. The SEDLine® monitor measures brain function on a continuous basis. The SEDLine® monitor, an EEG-based brain function monitor, provides information about a patient’s response to anesthesia.

Sensors

Sensors and Cables. We have developed one of the broadest lines of single-patient use (disposable), reusable and ReSposable sensors and cables. In total, we have over 100 different types of sensors to meet virtually every clinical need. Masimo SET® sensors are uniquely designed to reduce interference from physiological and non-physiological noise. Our proprietary technology platforms operate only with our proprietary sensor lines. However, through the use of adapter cables, we can connect our sensors to certain competitor pulse oximetry monitors. We sell our sensors and cables to end-users through our direct sales force and our distributors and OEM partners.

Our single-patient use sensors offer several advantages over reusable sensors, including improved performance, cleanliness, increased comfort and greater reliability. Our reusable sensors are primarily used for short-term, spot-check monitoring. Our ReSposable sensors are expected to provide performance advantages for customers currently using reusable and reprocessed sensors.

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

E1TM Ear Sensor. In 2011, we introduced the first ever, single-patient-use ear sensor that is placed securely in the ear conchae, so clinicians can combine Masimo SET® performance and central monitoring to provide quick access and responsive assessment of oxygenation. The E1TM Sensor is ideal for field emergency medical services utilization.

Rainbow® Sensors. We believe we were the first to develop proprietary, multi-wavelength sensors for use with our rainbow® Pulse CO-Oximetry products. As opposed to traditional sensors that only have the capability to monitor arterial blood oxygen saturation levels and pulse rate, our rainbow® sensors can also monitor carboxyhemoglobin, methemoglobin and hemoglobin. Our licensed rainbow® SET sensors are the only sensors that are compatible with our licensed rainbow® SET products. Rainbow® sensors are available in single-patient use, ReSposable, and reusable spot-check sensor types.

Rainbow Acoustic SensorsTM. We believe we were the first to develop a continuous respiration rate monitoring technology based on an acoustic sensor placed on the patient’s neck. Our rainbow Acoustic SensorsTM detect the sounds associated with breathing, and convert the sounds into continuous respiration rate using proprietary signal processing that is based on Masimo’s signal extraction technology.

SEDLine® sensor. Used exclusively with the SEDLine® monitor, the SEDLine® sensor is a disposable sensor that collects a high volume of brain function data from key areas of frontal lobe.

Remote Alarm and Monitoring Solutions

Masimo SafetyNetTM. SafetyNetTM is a remote monitoring and clinician notification system. It instantly routes bedside-generated alarms through a server to a qualified clinician’s handheld paging device in real-time. Each system can support up to 80 bedside monitors and can either be integrated into a hospital’s existing IT infrastructure or operate as a stand-alone wireless network.

Software

All of our monitors, including Radical-7TM and certain future OEM products, which incorporate the MX board, will allow purchases of software for rainbow® measurements as well as other future measurements or features that can be field installed.

In addition, in October 2010 we debuted Halo IndexTM (pending FDA 510(k) clearance in the U.S.), which is a dynamic indicator that facilitates continuous global trending and assessment of multiple physiological measurements to quantify changes in patient status. Currently, clinicians monitor multiple clinical measurements on each patient and respond independently to each of the measurements. Halo IndexTM is a single displayed value on the SafetyNetTM remote monitoring and notification system, which facilitates simple and comprehensive assessment within a single index. In the future, subject to receipt of regulatory clearance, we expect Halo IndexTM will also be available as part of Masimo standalone devices and OEM boards. As more clinical evidence is collected on Halo IndexTM, its clinical utility in a variety of care areas and patient types will become more specific.

X-CalTM

In 2011, Masimo implemented a technology called X-CalTM in its sensors, cables, and instruments to enhance patient safety and improve clinician efficiency. X-CalTM preserves system quality, performance, and reliability by reducing imitation sensor and cable use and monitoring component life. The technical benefit of X-CalTM is based on the fact that the Masimo SET® pulse oximetry sensor, patient cable, and instrument work as an integrated system to provide the physiologic measurements that have advanced the standard of care.

X-CalTM addresses three common problems experienced by clinicians using an integrated Masimo system, including:

•

Patient safety may be severely compromised by using imitation Masimo sensors and cables because they are not produced with comparable components, do not provide proper shielding from ambient interferences, create electrostatic noise caused by motion, do not have Masimo’s quality and performance controls, and are not tested or warrantied to work within a Masimo system;

•

Masimo designs its sensors and cables to last well beyond their warranty and customer feedback indicates Masimo sensors and cables last significantly longer than competing products, but cable and sensor reliability may still be compromised when used beyond their expected life, affecting patient care and causing clinicians and biomedical engineers to spend time troubleshooting intermittent cable and sensor issues; and

•

Third-party reprocessed pulse oximetry sensors introduce challenges in the clinical environment because they are adulterated—testing indicates that 91% of third-party reprocessed sensors tested fail to meet Masimo’s performance specifications.

Masimo offers its customers choices for reducing pollution and waste in our world while also reducing costs, including Masimo Reprocessed Sensors, the only reprocessing solution that maintains new sensor performance, and Masimo ReSposable Sensors, offering unprecedented sustainability with a lower carbon footprint and greater waste reduction than reprocessing or new sensors. Masimo ReSposable Sensors offer equivalent performance and comfort to single-patient use sensors and a similar sensor price-per-patient to mixed third-party reprocessed and new sensors.

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

The primary focus of our sales representatives is to facilitate the conversion of competitor accounts to our Masimo SET® pulse oximetry products, expand the use of Masimo SET® and SafetyNetTM on the general floor, and create new use of rainbow® measurements in both critical care and non-critical care areas. In addition to sales representatives, we employ clinical specialists to work with our sales representatives to educate end-users on the benefits of Masimo SET® and assist with the introduction and implementation of our technology and products to their sites. Our sales and marketing strategy for pulse oximetry has been and will continue to be focused on building end-user awareness of the clinical and cost-saving benefits of our Masimo SET® platform. More recently, we have expanded this communication and educational role to include our Masimo rainbow® Pulse CO-Oximetry and rainbow Acoustic MonitoringTM products, including hemoglobin, carboxyhemoglobin, methemoglobin, pleth variability index, acoustic respiration rate, and Halo IndexTM.

Our direct and distributor revenue accounted for 84% of our total product revenue in 2011. For the year ended December 31, 2011, Owens & Minor and Cardinal Health, which are both just-in-time distributors, represented 14% and 11%, respectively, of our total revenue. These were the only customers that represented 10% or more of our revenue for the year ended December 31, 2011. Importantly, distributors take and fulfill orders from our direct customers, many of whom have signed long-term sensor purchase agreements with us. As a result, in the event a specific just-in-time distributor is unable to fulfill these orders, the orders will be redirected to other distributors or fulfilled directly by us.

Additionally, we sell certain of our products through our OEM partners who both incorporate our boards into their monitors and resell our sensors to their customers’ installed base of Masimo SET® products. Our OEM agreements allow us to expand the availability of Masimo SET® through the sales and distribution channels of each OEM partner. To facilitate clinician awareness of Masimo SET® installations, all of our OEM partners have agreed to place the Masimo SET® logo prominently on their instruments.

In order to facilitate our direct sales to hospitals, we have signed contracts with companies that we believe to be the five largest GPOs, based on the total volume of negotiated purchases. In return for the GPOs to put our products on contract, we have agreed to pay the GPOs a percentage of our revenue from their member hospitals. In 2011 and 2010, revenue from the sale of our pulse oximetry products to hospitals that are associated with GPOs amounted to $223.8 million and $183.8 million, respectively.

Our marketing efforts are designed to build end-user awareness through digital and print advertising, direct mail and trade shows. In addition, we distribute published clinical studies, sponsor accredited educational seminars for doctors, nurses, biomedical engineers, and respiratory therapists and conduct clinical evaluations. During 2012, we expect to modestly increase the size of our sales and marketing force worldwide, as we continue to establish and expand our sales channels on a global basis.

Competition

The medical device industry is highly competitive and many of our competitors have substantially greater financial, technical, marketing and other resources than we do. While we regard any company that sells pulse oximeters as a potential customer, we also recognize that the companies selling pulse oximeters on an OEM basis and/or pulse oximetry sensors are also potential competitors. Our primary competitor, Covidien Ltd. and its subsidiary Nellcor Puritan Bennett, Inc., currently hold a substantial share of the pulse oximetry market. Covidien sells its own brand of Nellcor pulse oximeters to end-users, sells pulse oximetry modules to other monitoring companies on an OEM basis and licenses, to certain OEMs, the right to make their pulse oximetry platforms compatible with Nellcor sensors. We face substantial competition from larger medical device companies, including companies that develop products that compete with our proprietary Masimo SET®. We believe that a number of companies have announced products which claim to offer Measure-Through motion accuracy. Based on those announcements and our investigations, we further believe that many of these products include technology that infringes our intellectual property rights. We have settled claims against some of these companies and intend to vigorously enforce and protect our proprietary rights with respect to the others whom we believe are infringing our technology. Some of the remaining companies, including GE Medical Systems and Mindray Medical International Ltd., are also currently OEM partners of ours.

We believe that the principal competitive factors in the market for pulse oximetry products include:

•	accurate monitoring during both patient motion and low perfusion;

•	ability to introduce other clinically beneficial measurements related to oxygenation and respiration, such as noninvasive and continuous hemoglobin and respiration rate;

•	competitive pricing;

•	sales and marketing capability;

•	access to hospitals which are members of GPOs;

•	access to OEM partners; and

•	patent protection.

Cercacor Laboratories, Inc.

Cercacor Laboratories, Inc., or Cercacor, is an independent entity spun-off from us to our stockholders in 1998. Joe Kiani and Jack Lasersohn, members of our board of directors, are also members of the board of directors of Cercacor. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.

We have a cross-licensing agreement, or the Cross-Licensing Agreement, with Cercacor for certain technologies. The following table outlines our rights under the Cross-Licensing Agreement relating to specific end user markets and the related technology applications of specific measurements.

End User Markets
Measurements	Professional Caregiver and Alternate Care Market	Patient and Pharmacist
Vital Signs(1)	Masimo (owns)	Cercacor (non-exclusive license)
Non-Vital Signs(2)	Masimo (exclusive license)	Cercacor (owns or exclusive license)

(1)

Vital Signs measurements include, but are not limited to, SpO2, peripheral venous oxygen saturation, mixed venous oxygen saturation, fetal oximetry, sudden infant death syndrome, ECG, blood pressure (noninvasive blood pressure, invasive blood pressure and continuous noninvasive blood pressure), temperature, respiration rate, CO2, pulse rate, cardiac output, EEG, perfusion index, depth of anesthesia, cerebral oximetry, tissue oximetry and/or EMG, and associated features derived from these measurements, such as 3-D alarms, PVI® and other features.

(2)

Non-Vital Signs measurements include the body fluid constituents other than vital signs measurements and include, but are not limited to, carbon monoxide, methemoglobin, blood glucose, hemoglobin and bilirubin.

Our License to Cercacor. We granted Cercacor an exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® owned by us for the monitoring of non-vital signs measurements and to develop and sell devices incorporating Masimo SET® for monitoring non-vital signs measurements in the Cercacor Market. We also granted Cercacor a non-exclusive, perpetual and worldwide license, with sublicense rights, to use Masimo SET® for the measurement of vital signs in the Cercacor Market. In exchange, Cercacor pays us a 10% royalty on the amount of vital signs sensors and accessories sold by Cercacor.

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

Cercacor’s License to Us. We exclusively licensed from Cercacor the right to make and distribute products in the Masimo Market that utilize rainbow® technology for the measurement of carbon monoxide, methemoglobin, fractional arterial oxygen saturation, and hemoglobin, which includes hematocrit. To date, we have developed and commercially released devices that measure carbon monoxide, methemoglobin and hemoglobin using licensed rainbow® technology. We also have the option to obtain the exclusive license to make and distribute products in the Masimo Market that utilize rainbow® technology for the monitoring of other non-vital signs measurements, including blood glucose. These licenses are exclusive until the later of 20 years from the grant of the applicable license or the expiration of the last patent included in the rainbow® technology related to the applicable measurements.

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

We are also subject to certain specific annual minimum aggregate royalty payment obligations, which increased to $5.0 million per year payment starting in 2010.

From Cercacor’s inception in 1998 through December 31, 2011, we paid Cercacor $36.1 million for both exclusive licensing options and minimum royalty payments. We have 180 days after proof of feasibility to exercise the above-referenced option to obtain a license to the remaining non-vital signs measurements, including bilirubin for an additional $500,000 and blood glucose for an additional $2.5 million. As of December 31, 2011, feasibility on these measurements has not been attained. From its inception in 1998 through December 31, 2011, Cercacor has incurred a total of $29.2 million in expenses.

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

•

the minimum aggregate annual royalties for all licensed rainbow® measurements payable to Cercacor is $15.0 million per year until the exclusive period of the agreement ends, plus up to $2.0 million for each additional rainbow® measurement.

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

Ownership of Improvements. Any improvements to Masimo SET® or rainbow® technology made by Cercacor, by us, or jointly by Cercacor with us or with any third party that relates to non-vital signs monitoring, and any new technology acquired by Cercacor, is and will be owned by Cercacor. Any improvements to the Masimo SET® platform or rainbow® technology made by Cercacor, by us, or jointly by Cercacor with us or with any third party that relates to vital signs monitoring, and any new technology acquired by us, is and will be owned by us. However, for both non-vital signs and vital signs monitoring, any improvements to the technology, excluding acquired technology, will be assigned to the other party and be subject to the terms of the licenses granted under the Cross-Licensing Agreement. Any new non-vital signs monitoring technology utilizing Masimo SET® that we develop will be owned by Cercacor and will be subject to the same license and option fees as if it had been developed by Cercacor. Also, we will not be reimbursed by Cercacor for our expenses relating to the development of any such technology.

Cercacor Services Agreement. We have also entered into a services agreement, or the Services Agreement, with Cercacor. Under this Services Agreement, we provide Cercacor with accounting, human resources and legal services, which we collectively refer to as indirect expenses. We expect Cercacor to continue to engage us for these services. However, pursuant to the Services Agreement, Cercacor may terminate the agreement by providing us a 30 day notice, while we may terminate with a 180 day notice to Cercacor.

Cercacor’s Expenses related to Pronto-7®. In February 2009, we and Cercacor agreed that in order to accelerate the development of the technology supporting this product, Cercacor would re-direct a substantial amount of its engineering development activities to focus on this project for our benefit. Accordingly, we and Cercacor agreed that from April 2009 through June 2010, the completion of this product development effort, 50% of Cercacor’s engineering and engineering related expenses, and all third party engineering supplies expense related to Pronto-7® development would be charged to us. From July 2010 through December 2011, Cercacor continued to assist us with other product development efforts and charged us accordingly. For the year ended December 31, 2011, the total funding for these additional Cercacor expenses was $2.5 million. Both companies have agreed to maintain this structure until we notify Cercacor that we no longer require this engineering support.

Research and Product Development

We believe that ongoing research and development efforts are essential to our success. We expect to increase the size of our research and development staff during 2012. Our research and development efforts focus primarily on continuing to enhance our technical expertise in pulse oximetry, enabling the noninvasive monitoring of other measurements and developing remote alarm and monitoring solutions.

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

Our total research and development expenditures for 2011 were $38.4 million, which included $3.4 million related to expenses incurred by Cercacor pursuant to the Cross-Licensing Agreement. In 2010, our total research and development expenditures were $36.0 million, which included $1.7 million related to expenses incurred by Cercacor. In 2009, our total research and development expenditures were $31.7 million, which included $2.0 million related to expenses incurred by Cercacor. We expect our research and development expenses to increase in 2012 and beyond as we expand our research and development force, enhance our existing products and technologies and develop new product candidates.

Intellectual Property

We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property rights and measures to protect our intellectual property.

We have developed a patent portfolio internally, and to a lesser extent through acquisitions and licensing, that covers many aspects of our product offerings. As of December 31, 2011, we had 364 issued patents and 239 pending applications in the U.S., Europe, Japan, Australia, Canada and other countries throughout the world. In addition, as of December 31, 2011, technology we licensed from our development partner, Cercacor, was supported by 125 issued patents and 185 pending applications in the U.S. and internationally. Some of our earliest patents began to expire in 2011. Some of Cercacor’s earliest patents begin to expire in 2015. Additionally, as of December 31, 2011, we owned 41 U.S. registered trademarks and 114 foreign registered trademarks, as well as trade names that we use in conjunction with the sale of our products.

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

To obtain 510(k) clearance, a company must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” in intended use and in technological and performance characteristics to a legally marketed “predicate device” that is either in Class I, Class II, or is a Class III device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for submission of a PMA application. Pursuant to the MDUFMA and the MDUFMA II provisions of the Food and Drug Amendments Act of 2007, unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. We have modified some of our 510(k) cleared devices, and in some cases, we have determined that new 510(k) clearances or PMA approvals are not required based on FDA guidance regarding when to submit a new 510(k) notification for changes to a cleared device. We cannot assure you that the FDA would agree with any of our decisions not to seek additional 510(k) clearances or even PMA approval for these or future device modifications. If the FDA requires us to seek 510(k) clearance or PMA approval for any modification, we also may be required to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance or PMA approval.

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

A clinical trial may be required in support of a 510(k) submission and generally is required for a PMA application. These trials generally require an Investigational Device Exemption, or IDE, application approved in advance by the FDA for a specified number of patients, unless the proposed study is deemed a non-significant risk study, which is eligible for an exemption from the IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance to market the product in the U.S.

We believe that our Original Equipment Manufacturer, or OEM, partners may be required to obtain 510(k) premarket clearance from the FDA for certain of their products that incorporate Masimo SET® or Masimo rainbow® SET circuit boards and sensors. In order to facilitate our OEM partners in obtaining 510(k) clearance for their products that incorporate Masimo SET® or Masimo rainbow® SET boards and sensors, we grant our OEM partners a right to cross-reference the files from our cleared Masimo SET® circuit boards, sensor, cable and notification system 510(k)s.

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

•

QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design control, testing, change control, documentation and other quality assurance procedures during all aspects of the development and manufacturing process;

•	labeling control and advertising regulations, including FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses or indications;

•	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices;

•	approval of product modifications that affect the safety or effectiveness of one of our future approved devices;

•

medical device reporting, or MDR, regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

•	post-approval restrictions or conditions, including post-approval study commitments;

•	post-market surveillance requirements, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

•

the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of its conditions of approval, governing laws and/or regulations;

•	regulations pertaining to voluntary recalls; and

•	notices of corrections or removals.

We must also register with the FDA as a medical device manufacturer, list all products placed in commercial distribution and obtain all necessary state permits or licenses to operate our business. As a manufacturer, we are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QSR and other regulations.

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

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. If the FDA determines that our promotional materials or training constitutes promotion of an uncleared or unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a notice of violation, a warning letter, injunction, seizure, civil fine or criminal penalties. In that event, our reputation could be damaged and adoption of the products would be impaired.

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

Privacy and Security of Health Information

Numerous federal, state and international laws and regulations govern the collection, use, and disclosure of patient-identifiable health information, or PHI, including HIPAA. HIPAA applies to covered entities, which include most healthcare facilities that purchase and use our products. The HIPAA Privacy Rule restricts the use and disclosure of PHI, and requires covered entities to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes elaborate requirements for safeguarding PHI transmitted or stored electronically. We are not a covered entity but due to activities that we perform for or on behalf of covered entities, we are sometimes deemed to be a business associate of covered entities.

In certain circumstances, the HIPAA rules require covered entities to contractually bind us, as a business associate, to protect the privacy and security of PHI we may encounter during activities like training customers on the use of our products or investigating product performance. The Health Information Technology for Economic and Clinical Health Act, or HITECH, enacted in February 2009, made significant amendments to the HIPAA Privacy and Security Rules. Most provisions of HITECH were effective February 17, 2010; however, the new federal health data breach notice provision which requires business associates to notify covered entities of any breach of unsecured PHI went into effect in September 2009. Prior to February 17, 2010, our business was not directly subject to the HIPAA Privacy and Security Rules. As a business associate, our privacy and security related obligations were solely contractual in nature and governed by the terms of each business associate agreement. HITECH fundamentally changed a business associate’s obligations by imposing a number of HIPAA Privacy Rule requirements and a majority of HIPAA Security Rule provisions directly on business associates and making business associates directly subject to HIPAA civil and criminal enforcement and the associated penalties for violation of the Privacy and Security Rule requirements. HITECH increased civil penalty amounts for violations of HIPAA by either covered entities or business associates and requires the U.S. Department of Health and Human Services to conduct periodic audits to confirm compliance. In addition, HITECH authorizes state attorneys general to bring civil actions in response to violations of HIPAA Privacy and Security Rules that threaten the privacy of state residents. Due to the very recent enactment of HITECH and expected implementing regulations, we are unable to predict what the extent of the impact on our business will be, but these new HITECH requirements may require us to incur additional costs and may restrict our business operations.

The HIPAA standards also apply to the use and disclosure of PHI for research, and require the covered entity performing the research to obtain the written authorization of the research subject (or an appropriate waiver) before providing that subject’s PHI to sponsors like us for purposes related to the research. These covered entities also typically impose contractual limitations on our use and disclosure of the PHI they disclose to us. We may be required to make costly system modifications to comply with the privacy and security requirements that will be imposed on us and our failure to comply may result in liability and adversely affect our business.

Numerous other federal and state laws protect the confidentiality of PHI, including state medical privacy laws and federal and state consumer protection laws. These various laws in many cases are not preempted by the HIPAA rules and may be subject to varying interpretations by the courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. Other countries also have, or are developing, laws governing the collection, use and transmission of PHI and these laws could create liability for us or increase our cost of doing business.

New PHI standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle health care related data, and the cost of complying with these standards could be significant. If we do not properly comply with existing or new laws and regulations related to PHI we could be subject to criminal or civil sanctions.

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

Our success with rainbow® SET technologies in U.S. care areas with reimbursable test procedures, such as hospital emergency department, hospital procedure labs, and the physician office will largely depend on the ability of providers to receive reimbursement for such testing procedures. Effective January, 1, 2011, the maximum rates for noninvasive carboxyhemoglobin, methemoglobin and hemoglobin testing under the Medicare laboratory fee schedule are $7.06 per service. While private insurance payers generally follow Medicare coding and payment, we cannot be certain of this and in many cases, cannot control the coverage or payment rates that private insurance payers put in place. In addition, recently enacted health care reform legislation could affect future Medicare payment for these services.

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

Employees

As of December 31, 2011, we had 2,548 full-time employees and contract employees worldwide.

Address

Our principal executive offices are located at 40 Parker, Irvine, California 92618, and our telephone number at that address is (949) 297-7000. Our website address is www.masimo.com. Any information contained in, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Form 10-K.

Executive Officers of the Registrant

Our executive officers, as of January 31, 2012, are set forth below:

Name	Age[1]	Position(s)
Joe Kiani	47	Chief Executive Officer & Chairman of the Board of Directors
Tony Allan	46	Chief Operating Officer
Jon Coleman	48	President, Worldwide Sales, Marketing and Clinical Research
Mark P. de Raad	52	Executive Vice President, Chief Financial Officer and Corporate Secretary
Rick Fishel	54	President, Worldwide OEM Business and Corporate Development
Yongsam Lee	47	Chief Information Officer and Executive Vice President, Regulatory Affairs
Anand Sampath	45	Executive Vice President, Engineering

[1]	As of January 31, 2012.

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

Tony Allan has served as our Chief Operating Officer since May 2010. From August 1995 to May 2010, he held various positions, including Vice President of Global Business Units, Instrumentation and Medical Sector and Senior Business Unit Director with Jabil Circuit Inc., an electronics design, manufacturing and product solutions company. Mr. Allan holds a Post Graduate diploma in Quality Engineering from Paisley University and a H.N.D. Engineering from Glasgow College.

Jon Coleman has served as our President, Worldwide Sales, Marketing and Clinical Research since February 2011, and was our President, International from August 2008 to February 2011. From October 2007 to August 2008, Mr. Coleman was President and Chief Executive Officer of You Take Control, Inc., a healthcare information technology start-up company. He served as General Manager, Americas of Targus Group International, a supplier of mobile computing cases and accessories, from March 2006 to February 2007. From March 1994 to February 2006, he held progressive leadership positions with Pfizer, Inc., most recently Vice President and General Manager, Canada & Caribbean Region. Mr. Coleman holds a M.B.A. from Harvard Business School, and a B.A. in International Relations from Brigham Young University.

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

Rick Fishel has served as President, Worldwide OEM Business and Corporate Development since February 2011. From February 2009 to February 2011, he was our President, Americas and Worldwide OEM Business, and was President of Masimo Americas from June 2004 to February 2009. From January 2003 to June 2004, Mr. Fishel was Regional Vice President of Sales for the Information Solutions segment of the McKesson Corporation, a provider of supply, information and care management products and services. From January 2001 to January 2003, he served as National Vice President of Sales for the Consulting Services division of GE Medical Systems, Inc., a provider of medical technology and productivity solutions. Mr. Fishel holds a B.S. in Marketing from Arizona State University.

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

Risks Related to Our Revenues

We currently derive substantially all of our revenue from our Masimo SET® platform, Masimo rainbow® SET platform and related products. If this technology and the related products do not continue to achieve market acceptance, our business, financial condition and results of operations would be adversely affected.

We are dependent upon the success and market acceptance of our proprietary Masimo SET®. Currently, our primary product offerings are based on the Masimo SET® platform. Continued market acceptance of products incorporating Masimo SET® will depend upon our ability to continue to provide evidence to the medical community that our products are cost-effective and offer significantly improved performance compared to conventional pulse oximeters. Health care providers that currently have significant investments in competitive pulse oximetry products may be reluctant to purchase our products. If hospitals and other health care providers do not believe our Masimo SET® platform is cost-effective, safe or more accurate or reliable than competitive pulse oximetry products, they may not buy our products in sufficient quantities to enable us to be profitable. In addition, allegations regarding the safety and effectiveness of our products, whether or not substantiated, may impair or impede the acceptance of our products. If we are unable to achieve additional market acceptance of our core technology or products incorporating Masimo SET®, we will not generate significant revenue growth from the sale of our products.

Some of our products, including those based on licensed rainbow® technology, are in development or have been recently introduced into the market and may not achieve market acceptance, which could limit our growth and adversely affect our business, financial condition and results of operations.

Our products that have been recently introduced into the market, including, but not limited to, those based on rainbow® technology, a technology that we license, may not be accepted in the market. In September 2008, we began our limited market release of hemoglobin, and focused on obtaining data and clinical feedback on the performance of the product in the hospital. In October 2008, we received FDA clearance for Pronto®, a handheld noninvasive multi-parameter testing device that uses our rainbow® SET technology, to provide oxygen saturation, pulse rate, perfusion index and spot-checking of hemoglobin levels. In the first quarter of 2009, we fully launched our hemoglobin product for continuous and noninvasive monitoring in the hospital. In January 2012, we received FDA clearance for Pronto-7® and began full market release. In June 2010, we initiated a full commercial release of rainbow Acoustic MonitoringTM after a limited market release that allowed us to evaluate the product’s performance in the field.

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

In general, our recent noninvasive measurement technologies are novel products that may be considered disruptive. These recent technologies have performance levels that we believe are acceptable for many clinical environments but may be insufficient in others. In addition, these technologies may perform better in some patients and settings than others. The performance of these technologies shows variability across a population that follows a standard gaussian distribution described in the accuracy specifications. Over time, we hope to reduce this variability and, if we do, we expect these recent technologies to become more useful in additional environments and to become more widely adopted. This is the adoption pattern we have experienced historically with our previously released measurements, such as oxygen saturation, and what we expect to experience in the future with our current and future technologies. Although we will seek to reduce this variability over time, we may not be successful. If our products do not gain market acceptance or if our customers prefer our competitors’ products, our potential growth would be limited, which would adversely affect our business, financial condition and results of operations.

Our ability to commercialize new products, new or improved technologies and additional applications for Masimo SET® and our right to use rainbow® technology are each limited to certain markets by our Cross-Licensing Agreement with Cercacor, which may impair our growth and adversely affect our financial condition and results of operations.

In May 1998, we spun off a newly-formed entity, Cercacor, and provided it rights to use Masimo SET® to commercialize non-vital signs monitoring applications while we retained the rights to Masimo SET® to commercialize vital signs monitoring applications. On May 2, 1998, we entered into a cross-licensing agreement with Cercacor, which has been amended several times, most recently in an Amended and Restated Cross-Licensing Agreement, effective January 1, 2007, or the Cross-Licensing Agreement. Under the Cross-Licensing Agreement, we granted Cercacor:

•

an exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® owned by us, including all improvements on this technology, for the monitoring of non-vital signs parameters and to develop and sell devices incorporating Masimo SET® for monitoring non-vital signs parameters in any product market in which a product is intended to be used by a patient or pharmacist rather than by a professional medical caregiver, which we refer to as the Cercacor Market, and

•	a non-exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® for measurement of vital signs in the Cercacor Market.

Non-vital sign measurements consist of body fluid constituents other than vital sign measurements, including, but not limited to, carbon monoxide, methemoglobin, blood glucose, hemoglobin and bilirubin.

Under the Cross-Licensing Agreement, we are only permitted to sell devices utilizing Masimo SET® for the monitoring of non-vital signs parameters in markets where the product is intended to be used by a professional medical caregiver, including, but not limited to, hospital caregivers and alternate care market facility caregivers, rather than by a patient or pharmacist, which we refer to as the Masimo Market. Accordingly, our ability to commercialize new products, new or improved technologies and additional applications for Masimo SET® is limited. In particular, our inability to expand beyond the Masimo Market may impair our growth and adversely affect our financial condition and results of operations.

Pursuant to the Cross-Licensing Agreement, we have licensed from Cercacor the right to make and distribute products in the Masimo Market that utilize rainbow® technology for the measurement of only carbon monoxide, methemoglobin, fractional arterial oxygen saturation and hemoglobin, which includes hematocrit. As a result, the opportunity to expand the market for our products incorporating rainbow® technology is limited, which could limit our ability to maintain or increase our revenue and impair our growth.

We face competition from other companies, many of which have substantially greater resources than we do. If we do not successfully develop and commercialize enhanced or new products that remain competitive with new products or alternative technologies developed by others, we could lose revenue opportunities and customers, and our ability to grow our business would be impaired.

A number of our competitors have substantially greater capital resources, larger customer bases, larger sales forces than ours, and have established stronger reputations with target customers and built relationships with GPOs that are more effective than ours. We face substantial competition from companies developing products that compete with our Masimo SET® platform for use with third-party monitoring systems. We also face competition from companies currently marketing pulse oximetry monitors.

The medical device industry is characterized by rapid product development and technological advances, which places our products at risk of obsolescence. Our long-term success depends upon the development and successful commercialization of new products, new or improved technologies and additional applications for Masimo SET® and licensed rainbow® technology. The research and development process is time-consuming and costly and may not result in products or applications that we can successfully commercialize. In particular, we may not be able to successfully commercialize our products for applications other than arterial blood oxygen saturation and pulse rate monitoring, including respiration rate, hemoglobin, carboxyhemoglobin and methemoglobin monitoring. If we do not successfully adapt our products and applications both within and outside these measurements, we could lose revenue opportunities and customers. Furthermore, one or more of our competitors may develop products that are substantially equivalent to our FDA-cleared products, or those of our original equipment manufacturer, or OEM, partners, whereby they may be able to use our products or those of our OEM partners, as predicate devices to more quickly obtain FDA clearance of their competing products. Competition could result in reductions in the price of our products, fewer orders for our products, a reduction of our gross margins and a loss of our market share.

We depend on our domestic and international OEM partners for a portion of our revenue. If they do not devote sufficient resources to the promotion of products that use Masimo SET® and licensed rainbow® technology, our business would be harmed.

We are, and will continue to be, dependent upon our domestic and international OEM partners for a portion of our revenue through their marketing, selling and distribution of certain of their products that incorporate Masimo SET® and licensed rainbow® technology. Although we expect that our OEM partners will accept and actively market, sell and distribute products that incorporate licensed rainbow® technology, they may not elect, and they have no contractual obligation, to do so. Because products that incorporate our technologies may represent a relatively small percentage of business for some of our OEM partners, they may have less incentive to promote these products rather than other products that do not incorporate these technologies. In addition, some of our OEM partners offer products that compete with ours. Therefore, we cannot guarantee that our OEM partners, or any company that might acquire any of our OEM partners, will vigorously promote products incorporating Masimo SET® and licensed rainbow® technology, or at all. The failure of our OEM partners to successfully market, sell or distribute products incorporating these technologies, the termination of OEM agreements, the loss of OEM partners or the inability to enter into future OEM partnership agreements would have a material adverse effect on our business, financial condition and results of operations.

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

These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of the contractual arrangement. For the years ended December 31, 2011, January 1, 2011 and January 2, 2010, shipments of our pulse oximetry products to customers that are members of GPOs represented $223.8 million, $183.8 million and $160.8 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our business would be harmed.

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

In addition, there are specific portions of our business, such as our OEM customers, that, due to their capital equipment sales model, could be impacted by the ongoing economic uncertainties and the resulting constraints on hospital budgets. These hospital budget constraints could cause our OEMs more difficulty in selling their large, relatively high priced multi-parameter devices which, in turn, could reduce our board sales to our OEM customers. In addition, certain of our products, including our rainbow® measurements such as carbon monoxide, methemoglobin and hemoglobin, are sold with upfront license fees and more complex, and therefore, more expensive sensors could be impacted by hospital budget reductions.

In addition, states and other local regulatory authorities may issue guidelines regarding the appropriate scope and use of our products from time to time. For example, our SpCO® monitoring devices may be subject to authorization by individual states as part of Emergency Medical Services, or EMS, scope of practice procedures. The State of California recently categorized SpCO® as a laboratory test and therefore outside the scope of practice for EMS providers. Although a lack of inclusion into scope of practice procedures does not prohibit usage, it may limit adoption.

Medical device reprocessors that reprocess our single-use sensors and then resell them to hospitals at a cost lower than our new sensors may adversely affect our business, financial condition and results of operations.

Certain medical device reprocessors have been collecting our used single-use sensors from hospitals and then reprocessing, repackaging and reselling those sensors to hospitals at a price lower than our new sensors. Over the past two years, there has been an increase in our customer’s awareness of these programs and willingness to consider purchasing some of their sensor requirements from these third party reprocessors. These reprocessed sensors may lead to confusion with our authorized products, reduce our revenue and harm our customer relationships. In addition, this may increase time and expense spent investigating and addressing performance issues with the reprocessed sensors, and enforcing our proprietary rights and contracts against the reprocessors.

Despite our agreements and our customers’ acknowledged preference for disposable single patient adhesive sensors due to performance and risk of contamination, our customers who are concerned about finances could take desperate measures such as switching from disposable sensors to reusable sensors. In addition, our customers could also begin purchasing third party recycled sensors, rather than our new sensors, in an attempt to reduce their overall operating costs.

From time to time we may carry out strategic initiatives that are not viewed favorably by our customers, which may reduce demand for our products.

We expect to continue to implement new technologies and take action to protect and enforce our contractual, intellectual property and other rights. Although we believe implementing new technologies and taking these actions are, and will continue to be, in the best interest of patient care, the company and our stockholders, there are no assurances that the market will perceive their benefits, which may result in reduced customer demand for our products and cause our revenue to decline.

Covidien may seek to avoid paying any royalties to us after March 15, 2014, which would significantly reduce our royalty revenue, total revenues and adversely affect our business, financial condition and results of operations.

We are party to a settlement agreement with Covidien. Under the current settlement agreement, we earn royalties on Covidien’s total U.S. based pulse oximetry sales. For the years ended December 31, 2011, January 1, 2011 and January 2, 2010, our royalties from the Covidien settlement agreement totaled $32.5 million, $49.0 million and $49.0 million each year, respectively. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share. As a result, an elimination of royalties that we earn under the settlement agreement in the future will have a significant impact on our revenue, gross margins, operating income and earnings per share.

On January 28, 2011, we entered into a second amendment to this settlement agreement with Covidien. As part of this amendment, which became effective on March 15, 2011, Covidien agreed to pay us a royalty at a rate of 7.75% of its U.S. pulse oximetry revenue, as that term is defined in the January 28, 2011 second amendment, from March 15, 2011, through at least March 15, 2014. In exchange for this royalty payment, we have provided Covidien with a covenant not to sue for its current pulse oximetry products, but not for any other technologies that Covidien may add, pursuant to the second amendment. After March 15, 2014, Covidien may stop paying us any royalties, which would have a material adverse impact on our total revenue, gross margins, operating income and earnings per share.

Risks Related to Our Intellectual Property

If the patents we own or license, or our other intellectual property rights, do not adequately protect our technologies, we may lose market share to our competitors and be unable to operate our business profitably.

Our success depends significantly on our ability to protect our rights to the technologies used in our products, including Masimo SET® and licensed rainbow® technology. We rely on patent protection, trade secrets, as well as a combination of copyright and trademark laws and nondisclosure, confidentiality and other contractual arrangements to protect our technology and rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. In addition, we cannot be assured that any of our pending patent applications will result in the issuance of a patent to us. The U.S. Patent and Trademark Office, or PTO, may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO. Our issued and licensed patents and those that may be issued or licensed in the future, may expire or may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related technologies. Some of our patents related to our Masimo SET® algorithm technology began to expire in March 2011. Additionally, upon expiration of other issued or licensed patents, we may lose some of our rights to exclude competitors from making, using, selling or importing products using the technology based on the expired patents. While we seek to offset potential losses relating to important expiring patents by securing additional patents on commercially desirable improvements, there can be no assurance that we will be successful in securing such additional patents, or that such additional patents will adequately offset the effect of expiring patents. We also must rely on contractual rights with the third parties that license technology to us to protect our rights in the technology licensed to us. There is no assurance that competitors will not be able to design around our patents. We also rely on unpatented proprietary technology. We cannot assure you that we can meaningfully protect all our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology.

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

In addition, new patents obtained by our competitors could threaten the continued commercialization of our products in the market even after they have already been introduced. In 2009, Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against us, as further explained in Part 1, Item 3 of this Annual Report on Form 10-K.

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

In February 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors as described in Part 1, Item 3 of this Annual Report on Form 10-K, and Note 12 to the consolidated financial statements. Both Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH are associated with Philips Medical Systems, an OEM partner of ours. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.

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

Each medical device that we wish to market in the U.S. generally must first receive either 510(k) clearance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act by filing a 510(k) pre-market notification, or PMA, through submitting a PMA application. Even if regulatory clearance or approval of a product is granted, the clearance or approval may be subject to limitations on the indicated uses for which the product may be marketed. We cannot assure you that the FDA will grant 510(k) clearance on a timely basis, if at all, for new products or uses that we propose for Masimo SET® or licensed rainbow® technology. The FDA’s 510(k) clearance process of our products and uses has historically taken approximately four to six months. However, over the past year we have experienced a significantly longer 510(k) clearance review process. Our more recent experience in seeking FDA 510(k) clearance, along with information we have received from other medical device manufacturers, suggests that the FDA may have modified its 510(k) review protocol and process. Specifically, it appears that the FDA’s medical device product reviews currently require applicants to provide much more information and data than in prior periods, the FDA is not consistently relying upon prior precedents thereby leading to more review cycles or, in some cases, to non-substantially equivalent decisions, and that the FDA has broadened the scope of its reviews. As a result, we have experienced lengthier FDA 510(k) review periods over the past 12 months, which has delayed the 510(k) clearance process for our products and uses over this period compared to prior periods. In addition, in September 2009, the FDA commissioned the Institute of Medicine to study the premarket notification program used to review and clear certain medical devices marketed in the U.S. It is believed that this study may result in formal changes to the FDA’s 510(k) clearance review and approval processes which could potentially lengthen the review process of any future application of ours even further.

We have received FDA 510(k) clearance for the Pronto® and Pronto-7® for noninvasive spot-checking of hemoglobin and other measurements in clinical and non-clinical settings, including blood donation facilities. Before commercializing either device in U.S. blood donation centers, we are also pursuing specific regulatory clearance from the FDA Center for Biologics Evaluation and Research, which regulates the collection of blood and blood components used for transfusion or for the manufacture of pharmaceuticals derived from blood and blood components.

To date, the FDA has regulated pulse oximeters incorporating Masimo SET® and licensed rainbow® technology, and our sensors, cables and other products incorporating Masimo SET® and licensed rainbow® technology for pulse oximetry under the 510(k) process. Although 510(k) clearances have been obtained for all of our current products, these clearances may be withdrawn by the FDA at any time if substantial safety or effectiveness problems develop with our devices. Furthermore, our new products or significantly modified marketed products could be denied 510(k) clearance and be required to undergo the more burdensome PMA process. The process of obtaining PMA is much more costly, lengthy and uncertain than the process for obtaining 510(k) clearance and generally takes one to three years, but may be longer.

The failure of our OEM partners to obtain required FDA clearances or approvals for products that incorporate our technologies could have a negative impact on our revenue.

Our OEM partners will be required to obtain their own FDA clearances for products incorporating Masimo SET® and licensed rainbow® technology to market these products in the U.S. We cannot assure you that the FDA clearances we have obtained will make it easier for our OEM partners to obtain clearances of products incorporating these technologies, or that the FDA will ever grant clearances on a timely basis, if at all, for any future product incorporating Masimo SET® and licensed rainbow® technology that our OEM partners propose to market.

If we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Our products, along with the manufacturing processes and promotional activities for such products, are subject to continual review and periodic inspections by the FDA and other regulatory bodies. In particular, we and our suppliers are required to comply with FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, control testing, production, component suppliers control, quality assurance, labeling control, packaging, storage and shipping of our products. The FDA enforces the QSR through announced and unannounced inspections. We are also subject to similar state requirements and licenses. Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, discovery of previously unknown problems with our products (including unanticipated adverse events or adverse events of unanticipated severity or frequency), manufacturing problems, or failure to comply with regulatory requirements, or failure to adequately respond to any FDA observations concerning these issues, could result in, among other things, any of the following actions:

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

The FDA and similar foreign governmental authorities have the authority to require the recall of our commercialized products in the event of material deficiencies or defects in, for example, design, labeling or manufacture. In the case of the FDA, the authority to require a recall generally must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found or we become aware of a safety issue involving a marketed product. A government-mandated or voluntary recall by us or by one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. We may initiate certain voluntary recalls involving our products in the future. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations.

From our inception through December 31, 2011, we initiated five voluntary recalls of our products, none of which was material to our operating results. Each of these recalls was reported to the FDA within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these or any future voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

•

the federal provisions of the HIPAA established federal crimes for knowingly and willfully executing a scheme to defraud any health care benefit program or making false statements in connection with the delivery of or payment for health care benefits, items or services; and

•

state laws analogous to each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by non-governmental third-party payers, including commercial insurers, and state laws governing the privacy of certain PHI.

Federal and state false claims laws prohibit anyone from presenting, or causing to be presented, claims for payment to third-party payers that are false or fraudulent. For example, the federal Civil False Claims Act imposes liability on any person or entity who, among other things, knowingly and willfully presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program, including Medicaid and Medicare. Some suits filed under the Civil False Claims Act, known as “qui tam” actions, can be brought by a private individual, referred to as a “whistleblower” or “relator,” on behalf of the government and such individuals may share in any amounts paid by the entity to the government in fines or settlement. Such complaints are filed under seal and remain sealed until the applicable court orders otherwise. In recent years, the number or suits brought by private individuals has increased dramatically. Manufacturers, like us, can be held liable under false claims laws, even if they do not submit claims to the government, if they are found to have caused medical care providers to have submitted claims to the government for payment for a service or the use of a device that is not properly covered for government reimbursement. A number of states also have false claims laws, and some of these laws may apply to claims for items or services reimbursed under Medicaid and/or commercial insurance. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs and imprisonment. In particular, when an entity is determined to have violated the federal Civil False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim. As previously disclosed, in November 2010 we voluntarily notified the FDA that we received allegations regarding the safety and efficacy of our Pronto® and Pronto-7® products from certain former sales representatives of ours. In April 2011, we were informed by representatives of the U.S. Department of Justice, or DOJ, that a qui tam complaint had been filed under seal against us by certain individuals. We cooperated fully with the government’s investigation and in November 2011, we were informed that the DOJ declined to intervene in the case. Although we believe that our business practices comply in all material respects with applicable laws and regulations, complaints filed against us and any related government investigations may involve some distraction to management and cause us to incur additional expenses.

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

Further, we are required to comply with federal and state laws governing the transmission, security and privacy of individually identifiable PHI that we may obtain or have access to in connection with manufacture and sale of our products. We may be required to make costly system modifications to comply with the HIPAA privacy and security requirements. Our failure to comply may result in criminal and civil liability because the potential for enforcement action against business associates is greater as a result of the Health Information Technology for Economic and Clinical Health Act.

Numerous other federal and state laws protect the confidentiality of PHI including state medical information privacy laws, state social security number protection laws and state and federal consumer protection laws. In some cases, more protective state privacy and security laws are not preempted by HIPAA and may be subject to interpretation by various governmental authorities and courts resulting in potentially complex compliance issues for us and our customers.

State and federal human subject protection laws apply to our receipt of individually identifiable PHI in connection with clinical research. These laws could create liability for us if one of our research collaborators uses or discloses research subject information without authorization and in violation of applicable laws.

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

In general, an expansion in government’s role in the U.S. health care industry may lower reimbursements for our products, reduce demand for innovative products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially. In addition, as a result of the focus on health care reform in connection with the 2012 presidential election, there is risk that Congress may implement changes in laws and regulations governing health care service providers, including measures to control costs, or reductions in reimbursement levels.

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

Consistent with or in addition to Congressional or state reforms, the CMS, the federal agency that administers the Medicare and Medicaid programs, could change its current policies that affect coverage and reimbursement for our products. CMS determined in 2007 that certain uses of pulse oximetry monitoring are eligible for separate Medicare payment in the hospital outpatient setting when no separately payable hospital outpatient services are reported on the same date of service. Each year, however, CMS re-examines the reimbursement rates for hospital inpatient and outpatient and physician office settings and could either increase or decrease the reimbursement rate for procedures utilizing our products. We are unable to predict when legislation or regulation that affects our business may be proposed or enacted in the future or what effect any such legislation or regulation would have on our business. Any such legislation, regulation or policies that affect the coverage and reimbursement of our current or future products, or the procedures utilizing our current or future products, could cause our sales to decrease and our revenue to decline.

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

Cercacor has conducted the substantial majority of research and development of certain rainbow® technologies. Although we expect Cercacor to continue its research and development activities related to certain rainbow® technology and specific noninvasive monitoring measurements, including blood glucose and hemoglobin, we have no assurance that it will do so. In the event Cercacor does not continue to develop and improve selected rainbow® technologies, our business, financial condition and results of operations could be adversely affected.

We may experience conflicts of interest with Cercacor with respect to business opportunities and other matters.

Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that as of December 31, 2011, a number of stockholders of Cercacor continued to own shares of our stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.

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

We will be required to pay Cercacor for the right to use certain improvements to Masimo SET® that we develop.

Under the Cross-Licensing Agreement, if we develop improvements to Masimo SET® for the noninvasive monitoring of non-vital signs parameters, we would be required to assign these developments to Cercacor and then license the technology back from Cercacor in consideration for royalty obligations to Cercacor. Therefore, any improvement to this technology would be treated as if it had been developed exclusively by Cercacor. In addition, we will not be reimbursed by Cercacor for our expenses relating to the development of any such technology. As a result of these terms, we may not generate any revenue from the further development of Masimo SET® for the monitoring of non-vital signs parameters, which could adversely affect our business, financial condition and results of operations.

We are required to pay royalties to Cercacor for all products sold that contain rainbow® technology, including certain annual minimum royalty payments, and this may impact our reported gross margins if we discontinue consolidating Cercacor within our financial statements.

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

Cercacor owns all of the proprietary rights to rainbow® technology developed with our proprietary Masimo SET® for products intended to be used in the Cercacor Market, and all rights for any non-vital signs measurement for which we do not exercise an option pursuant to the Cross-Licensing Agreement. In addition, Cercacor has the right to terminate the Cross-Licensing Agreement or grant licenses covering rainbow® technology to third parties if we breach certain terms of the agreement, including any failure to meet our minimum royalty payment obligations or failure to use commercially reasonable efforts to develop or market products incorporating licensed rainbow® technology. If we lose our exclusive license to rainbow® technology, we would lose the ability to prevent others from making, using, selling or importing products using rainbow® technology in our market. As a result, we would likely be subject to increased competition within our market, and Cercacor or competitors who obtain a license to rainbow® technology from Cercacor would be able to offer related products.

We may not be able to commercialize our products incorporating licensed rainbow® technology cost-effectively or successfully.

It is generally more expensive for us to make products that incorporate rainbow® technology that we license than products that do not include licensed rainbow® technology, due to increased royalties that we must pay to Cercacor for the licenses. We cannot assure you that we will be able to sell products incorporating licensed rainbow® technology at a price the market is willing to accept. If we cannot commercialize our products incorporating licensed rainbow® technology successfully, we may not be able to generate sufficient product revenue from these products to be profitable, which could adversely affect our business, financial condition and results of operations.

Rights provided to Cercacor in the Cross-Licensing Agreement may impede a change in control of our company.

In the event we undergo a change in control, we are required to immediately pay a $2.5 million fee to exercise an option to license technology developed by Cercacor for use in blood glucose monitoring. Under the Cross-Licensing Agreement, a change in control includes, but is not limited to, the resignation or termination of Joe Kiani from his position of Chief Executive Officer of either Masimo or Cercacor. Additionally, our per product royalties payable to Cercacor will become subject to specified minimums, and the minimum aggregate annual royalties for all licensed rainbow® measurements payable to Cercacor is $15.0 million for carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and blood glucose, plus up to $2.0 million per other rainbow® measurements. Also, if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark following a change in control, all rights to the “Masimo” trademark will automatically be assigned to Cercacor. This could delay or discourage transactions involving an actual or potential change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over our then-current trading price. In addition, our requirement to assign all future improvements for non-vital signs to Cercacor could impede a change in control of our company.

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

Our operating results have fluctuated in the past and are likely to fluctuate in the future. We may experience fluctuations in our quarterly results of operations as a result of:

•	delays or interruptions in manufacturing and shipping of our products;

•	varying demand for and market acceptance of our technologies and products;

•	the effect of competing technological and market developments resulting in lower selling prices or significant promotional costs;

•	changes in the timing of product orders and the volume of sales to our OEM partners;

•	actions taken by GPOs;

•	delays in hospital conversions to our products and declines in hospital patient census;

•	our legal expenses, particularly those related to litigation matters;

•	changes in our product or customer mix;

•	inability to efficiently scale operations and establish processes to accommodate business growth;

•	unanticipated delays or problems in the introduction of new products, including delays in obtaining clearance or approval from the FDA;

•	high levels of returns and repairs; and

•	change in reimbursement rates for SpHb®, SpCO® and SpMet® parameters.

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

In 2008, we implemented a new international business structure designed to better serve and support our growing international business. By centralizing our international operations, including sales management, marketing, customer support, planning, logistics and administrative functions, we believe we will be able to develop a more efficient and scalable international organization – capable of being even more responsive to the business needs of our international customers—all under one centralized management structure. We commenced the implementation of an international business structure to align our operations with the business needs of our non-U.S. customers and we believe that we may, in the long run, also benefit from certain operational benefits and achieve a lower overall tax rate. However, there can be no assurance that our efforts will produce any anticipated operational benefits or provide an overall lower tax rate. Realization of the expected benefits will depend on a number of factors, including our future business results and profitability, changes in U.S. or international tax law and the geographic composition of our pre-tax income. Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could adversely affect our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. We cannot predict the outcome of any specific legislative proposals. However, if proposals were enacted that had a negative effect on our international business structure, we could be subjected to increased taxation and/or potentially significant expense.

The risks inherent in operating internationally and the risks of selling and shipping our products and of purchasing our components and products internationally may adversely impact our business, financial condition and results of operations.

We derive a portion of our net sales from international operations. In the years ended December 31, 2011 and January 1, 2011, 29.4% and 27.9%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.

In addition, our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include, but are not limited to:

•	the imposition of additional U.S. and foreign governmental controls or regulations;

•	the imposition of costly and lengthy new export licensing requirements;

•	a shortage of high-quality sales people and distributors;

•	loss of any key personnel that possess proprietary knowledge, or who are otherwise important to our success in certain international markets;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of new trade restrictions;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;

•	pricing pressure that we may experience internationally;

•	laws and business practices favoring local companies;

•	political instability and actual or anticipated military or political conflicts;

•	financial and civil unrest worldwide;

•	longer payment cycles; and

•	difficulties in enforcing or defending intellectual property rights.

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

We rely on our manufacturing facilities in Mexicali, Mexico and Irvine, California. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair. Our facilities may be affected by natural or man-made disasters. Earthquakes are of particular significance since both of our facilities are located in an earthquake-prone area. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist or terrorist organizations, epidemics, communication failures, fire, floods and similar events. In the event that one of our facilities was affected by a natural or man-made disaster, we would be forced to rely on third-party manufacturers if we could not shift production to our other manufacturing facility. Our insurance for damage to our property and the disruption of our business from casualties may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If we are forced to seek alternative facilities, or if we voluntarily expand one or more of our manufacturing operations to new locations, we may incur additional transition costs and we may experience a disruption in the supply of our products until the new facilities are available and operating. We are also vulnerable to disruptions which may occur as a result of local, regional and worldwide health risks. Such disruptions may include the inability to manufacture and distribute our products due to the direct effects of illness on individuals or due to constraints on supply and distribution that may result from either voluntary or government imposed restrictions. Any disruption or delay at our manufacturing facilities and any expansion of our operations to additional locations could create operational hurdles and have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory. In addition, any disruption, delay, transition or expansion of our manufacturing operations could impair our ability to meet the demand of our customers and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business, financial condition and results of operations.

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

Changing laws and increasingly complex corporate governance and public disclosure requirements could have an adverse effect on our business and operating results.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new regulations of the SEC and The Nasdaq Stock Market LLC, have and will create additional compliance requirements for companies such as ours. To maintain high standards of corporate governance and public disclosure, we have invested, and intend to continue to invest, in reasonably necessary resources to comply with evolving standards. These investments have resulted in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities and may continue to do so in the future.

If product liability claims are brought against us, we could face substantial liability and costs.

The manufacture and sale of products using Masimo SET® and licensed rainbow® technology expose us to product liability claims and product recalls, including, but not limited to, those that may arise from unauthorized off-label use, which is use of a device in a manner outside the measurement or measurements cleared by the FDA, or malfunction of, or design flaws or manufacturing defects in, our products or the use of our products with incompatible components or systems. Any losses that we may suffer from product liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our technology and products, together with the corresponding diversion of the attention of our key employees, may subject us to significant damages and could adversely affect our business, financial condition and results of operations. We cannot be certain that our product liability insurance will be sufficient to cover any or all damages or claims. Furthermore, we may not be able to obtain or maintain insurance in the future at satisfactory rates or in adequate amounts to protect us against any product liability claims.

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

From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with environmental regulations as they are enacted. Future environmental laws may significantly affect our operations because, for instance, our manufacturing processes may be required to be altered or we may be required to use different types of materials in manufacturing our products, which may increase our manufacturing costs, detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects. In our research and manufacturing activities, we use, and our employees, may be exposed to, materials that are hazardous to human health, safety or the environment. These materials and various wastes resulting from their use are stored at our facility pending ultimate use and disposal. The risk of accidental injury, including to our employees, or contamination from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any resulting damages and any such liability could exceed our reserves. Although we maintain general liability insurance, we do not specifically insure against environmental liabilities. If an enforcement action were to occur, our reputation and our business and financial condition may be harmed, even if we were to prevail or settle the action on terms favorable to us.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

Our ability to manage and maintain our internal reports effectively, and to ship products to customers and invoice them on a timely basis depends significantly on our enterprise resource planning system and other information systems. Portions of our information technology systems may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of our confidential or otherwise protected information and corruption of data. The failure of these systems to operate effectively or to integrate with other systems, or a breach in security or other unauthorized access of these systems, may also result in delays in product fulfillment and reduced efficiency of our operations, and could require significant capital investments to remediate any such failure, problem or breach, all of which could adversely affect our business, financial condition and results of operations.

Risks Related to Our Stock

Our stock price may be volatile, and your investment in our stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From January 2, 2011 to December 31, 2011, our closing stock price ranged from $17.84 to $34.83. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

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

As of December 31, 2011, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned 12.6% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, the stockholders may be able to exercise a significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of us, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.

As of December 31, 2011, an aggregate of 11,770,273 shares of our stock were reserved for future issuance under our three equity incentive plans, 8,277,340 of which were subject to options outstanding as of that date at a weighted average exercise price of $22.68 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.

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

We may elect to not declare cash dividends on our stock, may elect to only pay dividends on an infrequent or irregular basis, or we may elect to not make any additional stock repurchases, and any return on your investment may be limited to the value of our stock. However, the payment of any future dividends or the repurchase of our stock might limit our ability to pursue other growth opportunities.

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

In August 2011, our board of directors authorized a stock repurchase program, whereby we may purchase up to 3 million shares of our common stock. Any repurchase of our common stock will be at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer, and will depend on several factors including, but not limited to, results of operations, capital requirements, financial conditions and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our board of directors may modify or amend our stock repurchase program at its discretion without stockholder approval.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease 174,500 square feet of space in Irvine, California, for our corporate headquarters, product manufacturing, research and development, warehousing and distribution operations. The leases covering most of this space expire in September 2014.

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

For our international headquarters in Neuchatel, Switzerland, we lease 7,000 square feet of office space. This office space is focused on operations including sales, marketing, customer service and other administrative functions. In addition, we currently lease 10,000 square feet of space in Montreal, Canada, which we use primarily for research, development, sales and marketing activities. We also lease 9,200 square feet of space in Tokyo, Japan, which we use for sales, marketing, customer service and administrative functions, as well as maintaining product inventory. We also maintain small sales offices in Europe, Asia, Australia and the United Kingdom. We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.

ITEM 3.	LEGAL PROCEEDINGS

On February 3, 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH related to Philips FAST pulse oximetry technology and certain Philips patient monitors. The suit was brought in the U.S. District Court for the District of Delaware. Two patents originally asserted in this suit, related to our measure-through motion technology, were successfully enforced in our previous suit against Covidien. On June 15, 2009, Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH answered our complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against us as well as counterclaims seeking declaratory judgments of invalidity on the patents asserted by us against Philips. On July 9, 2009, we filed our answer denying Philips’ counterclaims and asserting various defenses. We also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against us. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. On October 4, 2010, the Court limited the number of patents to be construed to four for us and three for Philips. Further, on October 6, 2010, the Court denied Philips’ motion to bifurcate and stay damages in the patent case. In December 2010, the Court held a hearing regarding the construction of the patent claims and the Magistrate Judge issued a Report and Recommendation on claim construction on February 18, 2011. On January 17, 2012, the District Court Judge issued his claim construction order, adopting the Report and Recommendation of the Magistrate, except with respect to one construction on one of our patents to which we had objected. With respect to this one claim construction, the District Court Judge did not adopt the recommendation from the Magistrate Judge and adopted the construction proposed by us. We believe that we have good and substantial defenses to the antitrust and patent infringement claims asserted by Philips. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.

From time to time, we are involved in legal proceedings in the normal course of business. Other than the proceeding described above, we believe that currently we are not a party to any legal proceedings which, individually or in the aggregate, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our stock is traded on the NASDAQ Global Market under the symbol “MASI”. The following table sets forth the high and low closing sales price of our stock for the periods indicated.

	Price Range
	High	Low
Fiscal 2011:
First Quarter	$33.27	$27.58
Second Quarter	$34.83	$28.18
Third Quarter	$30.91	$20.96
Fourth Quarter	$22.87	$17.84
Fiscal 2010:
First Quarter	$29.76	$25.73
Second Quarter	$26.55	$21.18
Third Quarter	$28.10	$21.86
Fourth Quarter	$32.60	$27.47

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

As of January 27, 2012, the closing price of our stock on the NASDAQ Global Market was $21.91 per share, and the number of stockholders of record was 63. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our stock is held of record through brokerage firms in “street name.”

Stock Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following stock performance graph compares total stockholder returns for Masimo Corporation from the date of our initial public offering of August 8, 2007 through December 31, 2011 against the NASDAQ Market Composite Index and NASDAQ Medical Equipment Index, assuming a $100 investment made on August 8, 2007. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Dividend Policy

Future determination as to the payment of cash (or stock) dividends will depend upon many factors, including our financial condition and results of operations, the capital requirements of our businesses and any other relevant factors deemed relevant by our board of directors. The dividends declared in 2010 were deemed to be special dividends and there is no assurance, with respect to amount or frequency, that dividends will be declared again in the future.

Stock Repurchase Program

Stock repurchases during the three months ended December 31, 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2, 2011 to October 29, 2011	176,200	$19.95	176,200	2,823,800
October 30, 2011 to November 26, 2011	1,212,500	$19.47	1,212,500	1,611,300
November 27, 2011 to December 31, 2011	456,400	$19.86	456,400	1,154,900

Total (2), (3)	1,845,100	$19.61	1,845,100	1,154,900

(1)

In August 2011, our board of directors authorized us to repurchase up to 3,000,000 shares of our common stock under a repurchase program. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. The repurchase program is expected to continue until August 2013 unless we repurchase the full 3,000,000 shares prior to that time or the program is terminated earlier by our board of directors.

(2)	During the three months ended December 31, 2011, we purchased 221,300 shares during the period under a Rule 10b5-1 trading plan dated September 15, 2011.
(3)	During the three months ended December 31, 2011, we purchased 1,623,800 shares during the period in open market transactions.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables reflect selected financial data derived from our consolidated financial statements for each of the last five years. The consolidated statement of income data for the years ended December 31, 2011, January 1, 2011 and January 2, 2010 and the consolidated balance sheet data as of December 31, 2011 and January 1, 2011 are derived from our audited consolidated financial statements included in this Form 10-K. The consolidated statement of income data for the years ended January 3, 2009 and December 29, 2007, and the consolidated balance sheet data as of January 2, 2010, January 3, 2009 and December 29, 2007 are derived from our audited consolidated financial statements not included in this Form 10-K. Historical results are not necessarily indicative of future results. The selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year ended December 31, 2011	Year ended January 1, 2011	Year ended January 2, 2010	Year ended January 3, 2009	Year ended December 29, 2007
	(in thousands, except per share information)
Statement of Income Data(1) :
Revenue:
Product	$406,487	$356,422	$300,143	$259,592	$200,186
Royalty	32,501	48,985	48,972	47,482	56,100

Total revenue	438,988	405,407	349,115	307,074	256,286
Cost of goods sold	144,854	119,825	100,313	89,454	73,606

Gross profit	294,134	285,582	248,802	217,620	182,680
Operating expenses:
Selling, general and administrative	169,205	174,089	134,577	120,069	91,234
Research and development	38,412	36,000	31,701	25,495	22,960
Antitrust litigation expense (proceeds) (2)	—	(30,728)	298	706	1,537

Total operating expenses	207,617	179,361	166,576	146,270	115,731

Operating income	86,517	106,221	82,226	71,350	66,949
Non-operating income (expense)	14	1,348	(46)	1,041	1,173

Income before provision for income taxes	86,531	107,569	82,180	72,391	68,122
Provision for income taxes	22,478	34,164	28,158	40,464	25,867

Net income including noncontrolling interests	64,053	73,405	54,022	31,927	42,255
Accretion of preferred stock	—	—	—	—	(4,837)
Undistributed income attributable to preferred stockholders	—	—	—	—	(14,339)
Net (income) loss attributable to noncontrolling interests	(353)	125	(794)	—	—

Net income attributable to Masimo Corporation stockholders	$63,700	$73,530	$53,228	$31,927	$23,079

Net income per common share attributable to Masimo Corporation stockholders(3):
Basic	$1.07	$1.25	$0.92	$0.57	$0.71

Diluted	$1.05	$1.21	$0.88	$0.53	$0.60

Weighted-average number of common shares:
Basic – Two Class method	N/A	N/A	N/A	N/A	16,655
Diluted – Two Class method	N/A	N/A	N/A	N/A	20,733
Basic – Single Class method	59,659	58,769	57,603	56,321	54,660
Diluted – Single Class method	60,845	60,609	60,171	60,190	59,829

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

(2)	During the year ended January 1, 2011, we completed negotiations to resolve the merits of our antitrust litigation with Covidien. As a result, we retained at total of $30.8 million from Covidien.
(3)	See Note 2 to the consolidated financial statements for a description of the method used to compute basic and diluted net income per common share.

	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009	December 29, 2007
	(in thousands, except dividends declared per common share)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$129,882	$88,305	$189,043	$146,910	$96,733
Working capital	186,982	147,408	229,947	166,595	121,831
Total assets	366,104	310,235	356,345	293,348	235,511
Long term debt, including current portion	122	172	231	622	31,041
Total equity	279,666	230,039	289,688	219,498	150,105
Dividends declared per common share(4)	$—	$2.75	$—	$—	$—

(4)

During the year ended January 1, 2011, our board of directors, or Board, evaluated a variety of options to return value to shareholders, including acquisition opportunities, stock buy-back programs and dividends. After considering all available options at that time, the Board concluded that the best and most direct way to reward shareholders for their continued investment and confidence in Masimo was through the declaration of two cash dividends. In February 2010, the Board declared a special dividend of $2.00 per share, or $117.5 million, which was paid in March 2010. In November 2010, the Board declared a second special dividend of $0.75 per share, or $44.5 million, which was paid in December 2010.

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

Overview

We are a global medical technology company that develops, manufactures, and markets noninvasive patient monitoring products. Our mission is to improve patient outcomes and reduce cost of care by taking noninvasive monitoring to new sites and applications. We invented Masimo SET® which provides the capabilities of Measure-Through Motion and Low Perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. Pulse oximetry is the noninvasive measurement of the oxygen saturation level of arterial blood, or the blood that delivers oxygen to the body’s tissues, and pulse rate. Pulse oximetry is one of the most common measurements made in and out of hospitals around the world. Masimo SET® has been validated in over 100 independent clinical studies and is the only pulse oximetry technology we are aware of that has been proven to help clinicians detect critical congenital heart disease in newborns, reduce retinopathy of prematurity in neonates, and decrease intensive care unit transfers and rapid response activations on the general floor.

Our products consist of a monitor or circuit board for use with our proprietary single-patient use and reusable sensors and cables. We sell our products to end-users through our direct sales force and certain distributors, and some of our products to our OEM partners, for incorporation into their products. As of December 31, 2011, we estimate that the worldwide installed base of our pulse oximeters and OEM monitors that incorporate Masimo SET® was 979,000 units, based on an estimated 10 year field life assumption. Our installed base is the primary driver for the recurring sales of our sensors, most notably, single-patient adhesive sensors. Based on industry reports, we estimate that the worldwide pulse oximetry market was over $1 billion in 2011, the largest component of which was the sale of sensors.

After introducing Masimo SET®, we have continued to innovate by introducing breakthrough noninvasive measurements beyond arterial blood oxygen saturation level and pulse rate, which create new market opportunities in both the hospital and non-hospital care settings. In 2005, we launched our Masimo rainbow® SET platform utilizing both Masimo SET® and licensed rainbow® technology, which we believe includes the first devices cleared by the FDA to noninvasively and continuously monitor multiple measurements that previously required invasive or complicated procedures. Also, in 2005, we launched noninvasive carboxyhemoglobin, or SpCO®, allowing measurement of carbon monoxide levels in the blood. Carbon monoxide is the most common cause of poisoning in the world. In 2006, we launched noninvasive methemoglobin, or SpMet®, allowing for the measurement of methemoglobin levels in the blood. Methemoglobin in the blood leads to a dangerous condition known as methemoglobinemia, which occurs as a reaction to some common drugs used in hospitals and outpatient procedures. In 2007, we launched Masimo Pleth Variability Index, or PVI®. Fluid administration is critical to optimizing fluid status in surgery and critical care, but traditional invasive methods to guide fluid administration often fail to predict fluid responsiveness and newer methods are complicated and costly. In March 2008, we debuted noninvasive hemoglobin, or SpHb®. In May 2008, we received FDA clearance for SpHb®, and in March 2009, we began full market release of SpHb®. Hemoglobin is defined as the oxygen-carrying component of red blood cells, and is one of the most frequent invasive laboratory measurements in the world, often measured as part of a complete blood count. A low hemoglobin status is called anemia, which is generally caused by bleeding or the inability of the body to produce red blood cells. In November 2009, we received FDA clearance for continuous and noninvasive monitoring of respiration rate, or RRaTM, via rainbow Acoustic MonitoringTM. Respiration rate is the number of breaths per minute, and often the leading indicator of patient distress. Traditional methods used to measure respiration rate are often considered inaccurate or are not tolerated well by patients. In June 2010, we began a full commercial release of RRaTM. In July 2010, we began selling the SEDLine® monitor, which measures brain function on a continuous basis and provides information about a patient’s response to anesthesia. In January 2012, we received FDA clearance for the Pronto-7®, a product designed specifically for spot-checking hemoglobin, along with oxygen saturation and pulse rate.

We also offer a remote monitoring and clinician notification solution called SafetyNetTM, which includes our which includes our Masimo SET® or rainbow® SET monitors at the patient’s bedside along with a central assignment station and wired or wireless server. SafetyNetTM wirelessly notifies clinicians who are taking care of multiple patients in different rooms when one of their patients has an alarm, allowing them to intervene sooner and avoid negative outcomes. In October 2010, we debuted the Halo IndexTM, which allows continuous global trending and assessment of multiple physiological measurements of a patient with a single number displayed on the SafetyNetTM screen. Halo IndexTM is pending FDA 510(k) clearance.

We offer Masimo SET® and rainbow® SET through our OEMs and our own end-user products, including the Radical-7TM, Rad-87®, Rad-57TM, Pronto®, Pronto-7®, Rad-8®, Rad-5®, and Rad-5vTM. Our solutions and related products are based upon our proprietary Masimo SET® and rainbow® algorithms. This software-based technology is incorporated into a variety of product platforms depending on our customers’ specifications. Our technology is supported by a substantial intellectual property portfolio that we have built through internal development and, to a lesser extent, acquisitions and license agreements. As of December 31, 2011, we had 603 issued and pending patents worldwide. We have exclusively licensed from our development partner, Cercacor, the right to OEM rainbow® technology and incorporate rainbow® technology into our products intended to be used by professional caregivers, including, but not limited to, hospital caregivers and alternate care market, facility caregivers.

Antitrust Litigation Proceeds

During the year ended January 1, 2011, we completed negotiations to resolve the merits of our antitrust litigation with Covidien. As a result, we retained a total of $30.8 million from two payments from Covidien following the Ninth Circuit Court of Appeals’ October 2009 affirmance of a Federal District Court decision that Tyco Healthcare, now Covidien, violated the antitrust laws through anticompetitive business practices related to the sale of its pulse oximetry products. The gross payment amount from Covidien was $59.0 million, but excluding reimbursement of legal fees, costs and interest, the net amount was $43.5 million. Of this amount, we retained $30.1 million and the remainder was paid to the law firm that handled the trial for us. Subsequently, we received a second payment of $1.3 million from Covidien that related to our appeal attorneys’ fees and related expenses. Of this second amount, we retained $0.8 million, with the remainder paid to our attorneys.

Dividend Payments

Our board of directors continuously evaluates a variety of options to return value to shareholders, including acquisition opportunities, stock buy-back programs and dividends. In 2010, after considering all available options at that time, the Board concluded that the best and most direct way to reward shareholders for their continued investment and confidence in Masimo was through the declaration of two cash dividends. In February 2010, the Board declared a special dividend of $2.00 per share, or $117.5 million, which was paid in March 2010. In November 2010, the Board declared a second special dividend of $0.75 per share, or $44.5 million, which was paid in December 2010.

The 2010 special dividends represented only a portion of our cash reserves, which the Board believed was sufficient to cover our current operational needs, and to fund continued research and development investments and current strategic initiatives.

Stock Repurchase Program

In August 2011, our board of directors authorized us to repurchase up to 3.0 million shares of our common stock under a repurchase program. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. We have paid for prior repurchases, and expect to continue to pay for any future repurchases, of stock with available cash and cash equivalents. During the year ended December 31, 2011, 1.8 million shares were repurchased, at an average price of $19.61 per share. The repurchase program is expected to continue until August 2013 unless we repurchase the full 3.0 million shares prior to that time or the program is terminated earlier by our board of directors.

Cercacor

Cercacor is an independent entity spun off from us to our stockholders in 1998. Joe Kiani and Jack Lasersohn, members of our board of directors, are also members of the board of directors of Cercacor. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor. We are a party to a cross-licensing agreement with Cercacor, or the Cross-Licensing Agreement, which was amended and restated effective January 1, 2007, that governs each party’s rights to certain intellectual property held by the two companies.

Under the Cross-Licensing Agreement, we granted Cercacor an exclusive, perpetual and worldwide license, with sublicense rights to use all Masimo SET® owned by us, including all improvements on this technology, for the monitoring of non-vital signs measurements and to develop and sell devices incorporating Masimo SET® for monitoring non-vital signs measurements in any product market in which a product is intended to be used by a patient or pharmacist, which we refer to as the Cercacor Market, rather than a professional medical caregiver. We also granted Cercacor a non-exclusive, perpetual and worldwide license, with sublicense rights to use all Masimo SET® for the measurement of vital signs in the Cercacor Market.

We exclusively license from Cercacor the right to make and distribute products in the professional medical caregiver markets, referred to as the Masimo Market, that utilize rainbow® technology for the measurement of carbon monoxide, methemoglobin, fractional arterial oxygen saturation and hemoglobin, which includes hematocrit. To date, we have developed and commercially released devices that measure carbon monoxide, methemoglobin and hemoglobin using licensed rainbow® technology. We also have the option to obtain the exclusive license to make and distribute products that utilize rainbow® technology for the monitoring of other non-vital signs measurements, including blood glucose, in product markets where the product is intended to be used by a professional medical caregiver.

In February 2009, in order to accelerate the product development of an improved hemoglobin spot-check measurement device, Pronto-7®, we agreed to fund additional Cercacor’s engineering expenses. Specifically, these expenses included third party engineering materials and supplies expense, as well as 50% of total Cercacor’s engineering and engineering related payroll expenses from April 2009 through June 2010, the original anticipated completion date of this product development effort. During the year ended December 31, 2011, and until both parties agree to end these services, Cercacor has and will continue to assist us with continuing productization efforts of the new handheld noninvasive multi-parameter testing device, that provides spot-check hemoglobin testing. During the year ended December 31, 2011, the total expenses for these additional services, material and supplies totaled $2.5 million.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as a percentage of revenue.

	Year ended December 31, 2011		Year ended January 1, 2011		Year ended January 2, 2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Revenue:
Product	$406,487	92.6%	$356,422	87.9%	$300,143	86.0%
Royalty	32,501	7.4	48,985	12.1	48,972	14.0

Total revenue	438,988	100.0	405,407	100.0	349,115	100.0
Cost of goods sold	144,854	33.0	119,825	29.6	100,313	28.7

Gross profit	294,134	67.0	285,582	70.4	248,802	71.3
Operating expenses:
Selling, general and administrative	169,205	38.5	174,089	42.9	134,577	38.5
Research and development	38,412	8.8	36,000	8.9	31,701	9.1
Antitrust litigation expense (proceeds)	—	—	(30,728)	(7.6)	298	0.1

Total operating expenses	207,617	47.3	179,361	44.2	166,576	47.7

Operating income	86,517	19.7	106,221	26.2	82,226	23.6

	Year ended December 31, 2011		Year ended January 1, 2011		Year ended January 2, 2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Non-operating income (expense)	14	—	1,348	0.3	(46)	(0.1)

Income before provision for income taxes	86,531	19.7	107,569	26.5	82,180	23.5
Provision for income taxes	22,478	5.1	34,164	8.4	28,158	8.1

Net income including noncontrolling interests	64,053	14.6	73,405	18.1	54,022	15.4
Net (income) loss attributable to noncontrolling interests	(353)	(0.1)	125	—	(794)	(0.2)

Net income attributable to Masimo Corporation stockholders	$63,700	14.5%	$73,530	18.1%	$53,228	15.2%

Comparison of the Year ended December 31, 2011 to the Year ended January 1, 2011

Revenue. Total revenue increased $33.6 million, or 8.3%, to $439.0 million for the year ended December 31, 2011 from $405.4 million for the year ended January 1, 2011.

Product revenue increased $50.1 million, or 14.0%, to $406.5 million for the year ended December 31, 2011 from $356.4 million in the year ended January 1, 2011. This increase was primarily due to an increase in our installed base of pulse oximeter circuit boards and pulse oximeters to 979,000 units at December 31, 2011, from 855,000 units at January 1, 2011, based on an estimated 10 year field life assumption. Product revenue generated by our direct and distribution sales channels increased $59.3 million, or 20.9%, to $342.9 million for the year ended December 31, 2011 from $283.6 million in the year ended January 1, 2011, while revenues from our OEM channel decreased $9.2 million, or 12.7%, to $63.6 million for the year ended December 31, 2011 from $72.8 million in the year ended January 1, 2011. Our U.S. product revenue increased $30.1 million, or 11.7%, to $287.1 million for the year ended December 31, 2011 from $257.0 million in the year ended January 1, 2011. Additionally, our non-U.S. product revenue increased $19.9 million, or 20.0%, to $119.4 million for the year ended December 31, 2011 from $99.5 million in the year ended January 1, 2011. Rainbow® technology product revenues were $34.1 million and $32.9 million for the years ending December 31, 2011 and January 1, 2011, respectively.

Our royalty revenue was $32.5 million for the year ended December 31, 2011 and $49.0 million for the year ended January 1, 2011. These amounts were based upon actual royalties received for the first nine months of each year, and an estimate of Covidien’s U.S. pulse oximeter sales for the last three months of each year, at the contractual royalty rate as prescribed by the 2006 settlement agreement and second amendment to the settlement agreement.

Cost of Goods Sold. Cost of goods sold increased $25.1 million, or 20.9%, to $144.9 million for the year ended December 31, 2011 from $119.8 million for the year ended January 1, 2011. Our gross margin decreased to 67.0% for the year ended December 31, 2011 from 70.4% for the year ended January 1, 2011. Excluding royalties, product gross profit margins decreased by 2.0% to 64.4% for the year ended December 31, 2011 from 66.4% for the year ended January 1, 2011. This decrease was primarily due to increased amortization costs associated with increased equipment placed at hospitals and selected inventory charge-offs related to product redesign and transition activities. We incurred $5.0 million in Cercacor’s royalty expenses for each of the years ended December 31, 2011 and January 1, 2011, respectively, which have been eliminated in our consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 63.1% and 65.0% for the years ended December 31, 2011 and January 1, 2011, respectively.

Selling, General and Administrative. Selling, general and administrative expenses decreased $4.9 million, or 2.8%, to $169.2 million for the year ended December 31, 2011 from $174.1 million for the year ended January 1, 2011, which included $14.7 million of one-time marketing related expenses related to the establishment of the Masimo Foundation and various one-time grants and marketing initiatives. Excluding the impact of these one-time expenses, total selling, general and administrative expenses increased $9.8 million, or 6.1%, to $169.2 million for the year ended December 31, 2011 compared to $159.4 million for the year ended January 1, 2011. This increase was primarily due to an increase in commission and payroll costs of $8.0 million, associated with higher product sales and increased staffing levels. Also, expenses related to legal fees increased by $2.2 million due to additional legal activity and travel related expenses increased by $1.3 million. These increases in expense were offset by a decrease of $1.3 million in sample related expenses. Included in these total selling, general and administrative expenses are $1.9 million and $2.7 million of direct expenses incurred by our VIEs for the years ended December 31, 2011 and January 1, 2011, respectively.

Research and Development. Research and development expenses increased $2.4 million, or 6.7%, to $38.4 million for the year ended December 31, 2011 from $36.0 million for the year ended January 1, 2011. The increase was primarily due to increased payroll and payroll related costs of $0.9 million associated with increased staffing levels, as well as $0.6 million in increased engineering supplies related to new product development. Also, contributing to the increase was an increase in depreciation expense of $0.3 million due to additional capital equipment purchased to support the growth of our business. Included in these total research and development expenses are $3.4 million and $2.0 million of engineering expenses incurred by our VIEs for the years ended December 31, 2011 and January 1, 2011, respectively.

Antitrust litigation expenses (proceeds). Antitrust litigation proceeds were $0 for the year ended December 31, 2011 as compared to net proceeds of $30.7 million for the year ended January 1, 2011. The $30.7 million received in the year ended January 1, 2011, was the result of payments from Covidien relating to the antitrust litigation following the Ninth Circuit Court of Appeals’ October 2009 affirmance of a Federal District Court decision that Tyco Healthcare, now Covidien, violated the antitrust laws through anticompetitive business practices related to the sale of its pulse oximetry products.

Non-operating income (expense). Non-operating income was $14,000 for the year ended December 31, 2011, as compared to $1.3 million for the year ended January 1, 2011. This decrease of $1.3 million was primarily due to realized and unrealized net losses on foreign currency denominated transactions of $0.1 million recognized during the year ended December 31, 2011 compared to net gains of $1.0 million recognized during the year ended January 1, 2011. The realized and unrealized net losses on foreign currency denominated transactions recognized during the year ended December 31, 2011 resulted primarily from losses due to the strengthening of the U.S. dollar against the Euro, the British pound, the Canadian dollar and the Australian dollar, offset by gains due to the weakening of the U.S. dollar against the Japanese yen. The realized and unrealized net gains on foreign currency denominated transactions recognized during the year ended January 1, 2011 resulted primarily from gains due to the weakening of the U.S. dollar against the Japanese yen, partially offset by the losses due to the strengthening of the U.S. dollar against the Euro.

Provision for Income Taxes. Our provision for income taxes was $22.5 million for the year ended December 31, 2011, compared to $34.2 million for the year ended January 1, 2011. Our effective tax rate decreased to 26.0% for the year ended December 31, 2011 from 31.8% for the year ended January 1, 2011. This decrease in tax provision and effective tax rate was due primarily to the effect of electing the California single sales factor method for state apportionment, the change in geographic composition of pre-tax income in jurisdictions in which we do business and the decrease in uncertain tax liabilities as a result of an expiring statute of limitations. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law, and the geographic composition of pre-tax income.

Comparison of the Year ended January 1, 2011 to the Year ended January 2, 2010

Revenue. Total revenue increased $56.3 million, or 16.1%, to $405.4 million for the year ended January 1, 2011 from $349.1 million for the year ended January 2, 2010.

Product revenue increased $56.3 million, or 18.8%, to $356.4 million in the year ended January 1, 2011 from $300.1 million in the year ended January 2, 2010. This increase was primarily due to an increase in our installed base of pulse oximeter circuit boards and pulse oximeters to 855,000 units at January 1, 2011, from 724,000 units at January 2, 2010, based on an estimated 10 year field life assumption. Contributing to the increase in our product revenue was our rainbow® technology product revenues which increased $13.4 million, or 69.0%, to $32.9 million in the year ended January 1, 2011 from $19.5 million in the year ended January 2, 2010. Product revenue generated by our direct and distribution sales channels increased $41.9 million, or 17.3%, to $283.6 million in the year ended January 1, 2011 from $241.7 million in the year ended January 2, 2010, while revenues from our OEM channel increased $14.3 million, or 24.6%, to $72.8 million in the year ended January 1, 2011 from $58.5 million in the year ended January 2, 2010. Our U.S. product revenue increased $34.3 million, or 15.4%, to $257.0 million in the year ended January 1, 2011 from $222.7 million in the year ended January 2, 2010. Additionally, our non-U.S. product revenue increased $22.1 million, or 28.4%, to $99.5 million in the year ended January 1, 2011, from $77.4 million for the year ended January 2, 2010.

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

Research and Development. Research and development expenses increased $4.3 million, or 13.6%, to $36.0 million for the year ended January 1, 2011 from $31.7 million for the year ended January 2, 2010. This increase was mainly due to increased payroll and payroll related costs of $3.7 million, associated with increased research and development staffing levels. In addition, new project costs and engineering supplies increased $1.5 million related to new product development and clinical trials. These increases were partially offset by $0.5 million of grants received pursuant to a new federal government grant program. Included in these total research and development expenses are $2.0 million of engineering expenses incurred by our variable interest entities for both the years ended January 1, 2011 and January 2, 2010, respectively.

Antitrust litigation expenses (proceeds). Antitrust litigation proceeds were $30.7 million for the year ended January 1, 2011, as compared to expenses of $0.3 million for the year ended January 2, 2010. The change was due to retaining a total of $30.8 million from payments from Covidien during the year ended January 1, 2011, relating to the antitrust litigation following the Ninth Circuit Court of Appeals’ October 2009 affirmance of a Federal District Court decision that Tyco Healthcare, now Covidien, violated the antitrust laws through anticompetitive business practices related to the sale of its pulse oximetry products.

Non-operating income (expense). Non-operating income was $1.3 million for the year ended January 1, 2011, as compared to non-operating expense of $46,000 for the year ended January 2, 2010. This net change of $1.4 million was primarily due to net foreign currency gains of $1.0 million during the year ended January 1, 2011, compared to net foreign currency losses of $0.2 million during the year ended January 2, 2010. Net foreign currency gains during the year ended January 1, 2011 primarily include realized and unrealized gains on transactions denominated in Japanese yen, which resulted from the weakening of the U.S. dollar against the yen. These gains were partially offset by realized and unrealized losses on Euro denominated transactions, which resulted from the strengthening of the U.S. dollar against the Euro.

Provision for Income Taxes. Our provision for income taxes was $34.2 million for the year ended January 1, 2011, compared to $28.2 million for the year ended January 2, 2010. Our effective tax rate decreased to 31.8% for the year ended January 1, 2011 from 34.3% for the year ended January 2, 2010. This decrease in tax provision and effective tax rate was due primarily to the change in geographic composition of pre-tax income in jurisdictions in which we do business and the decrease in uncertain tax liabilities as a result of an expiring statute of limitations. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law, and the geographic composition of pre-tax income.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $129.9 million, of which $67.8 million was invested in U.S. Treasury bills, $1.3 million was in money market accounts with major financial institutions and $60.8 million was in checking accounts. These U.S. Treasury bills are classified as cash equivalents since they are highly liquid investments, with a maturity of three months or less at the date of purchase. We carry cash equivalents at cost which approximates fair value.

In 2011, 2010 and 2009, we received $37.4 million, $48.5 million and $48.8 million, respectively, in cash receipts from Covidien for royalties pursuant to our settlement agreement. Through March 14, 2011, we received a royalty payment based on a rate of 13% of Covidien’s U.S. pulse oximetry sales. On January 28, 2011, we entered into a second amendment to the settlement agreement with Covidien. As part of this amendment, which became effective as of March 14, 2011, Covidien agreed to pay us a royalty of 7.75% for its U.S. pulse oximetry revenue, as specifically defined in that second amendment, generated at least through March 15, 2014.

In August 2011, our board of directors authorized us to repurchase up to 3.0 million shares of our common stock under a repurchase program. During the year ended December 31, 2011, 1.8 million shares were repurchased at an average price of $19.61 per share. We have paid for prior repurchases, and expect to continue to pay for any future repurchases of stock with available cash and cash equivalents. The repurchase program is expected to continue until August 2013 unless we repurchase the full 3.0 million shares prior to that time or the program is terminated earlier by our board of directors.

Cash Flows from Operating Activities. Cash provided by operating activities was $79.0 million in 2011. The source of cash consists primarily of net income including noncontrolling interests of $64.1 million, resulting from continued growth of our business. Also, non-cash expense for share-based compensation and depreciation and amortization were $13.7 million and $7.3 million, respectively, in 2011. In addition, accounts payable increased $5.2 million due to continued growth of our business and inventory purchases in anticipation of future demand for our products, and royalties receivable decreased by $4.9 million due to the decline in the royalty rate from Covidien. These sources of cash were partially offset by an increase in accounts receivable of $7.5 million due to the growth of our business, and an increase in deferred cost of goods sold of $4.5 million due to shipments of equipment to customers pursuant to long-term sensor contracts.

Cash provided by operating activities was $61.0 million in 2010. The source of cash consists primarily of net income including noncontrolling interests of $73.4 million, resulting from continued growth and profitability of our business. Non-cash share-based compensation was $12.3 million and depreciation and amortization expense was $6.6 million. In addition, the income tax benefit from the exercise of stock options was $4.9 million, resulting from stock option exercises while accounts payable increased $5.5 million due to continued growth of our business and higher inventory levels consistent with anticipated future demand for our products. These sources of cash were partially offset by an increase in deferred cost of goods sold of $19.1 million as a result of shipments of equipment to customers pursuant to long-term sensor agreements, a $14.1 million increase in inventory and an increase in accounts receivable of $10.9 million, all due to the overall growth of our business.

Cash Flows from Investing Activities. Cash used in investing activities for 2011 was $7.5 million consisting of $5.1 million of cash to purchase property and equipment to support our manufacturing operations and $2.5 million for the increase in intangible assets related primarily to capitalized patent costs. Cash provided by investing activities for 2010 was $45.5 million consisting of sales and maturities of short-term investments of $133.0 million, offset by purchases of short-term investments of $76.0 million. This activity is consistent with our investment goal focused primarily on preserving capital through investments in U.S. Treasury bills with maturities of three months or less. Additionally, we used $9.6 million of cash to purchase property and equipment to support our manufacturing operations.

Cash Flows from Financing Activities. Cash used in financing activities for 2011 was $30.2 million resulting from $36.2 million in common stock repurchases and partially offset by $5.9 million of proceeds from the issuance of common stock associated with the exercise of stock options. Cash used in financing activities for 2010 was $151.1 million, primarily due to $162.0 million of dividend payments, offset by $10.2 million of proceeds from the issuance of common stock associated with the exercise of stock options.

Future Liquidity Needs. In the future, in addition to funding our working capital requirements, we anticipate our primary use of cash to be the equipment that we provide to hospitals under our long-term sensor purchase agreements. We anticipate additional capital purchases related to expanding our worldwide international operations including manufacturing, sales, marketing and other areas of necessary infrastructure growth. Our focus on international expansion will also require both continuing and incremental investments in facilities and infrastructure in the Americas, Europe and Asia. We also anticipate possible uses of cash for the acquisition of technologies or the acquisition of technology companies. The amount and timing of our actual investing activities will vary significantly depending on numerous factors, such as the progress of our product development efforts, our timetable for international sales operations and manufacturing expansion, both domestic and international regulatory requirements and opportunities to acquire technologies and technology companies at prices we believe are favorable. Additionally, we expect to pay for any future repurchases of our common stock with available cash and cash equivalents. Despite these capital investment requirements and potential stock repurchases, we anticipate that our existing cash and cash equivalents will be sufficient to meet our working capital requirements, capital expenditures and operations for at least the next 12 months.

Current Financing Arrangements. As of December 31, 2011, other than capital leases, we did not have any other long term borrowings. The capital lease amounts represent principal and interest due on leased office equipment.

Contractual Obligations. The following table summarizes our outstanding contractual obligations as of December 31, 2011 and the effect those obligations are expected to have on our cash liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating Leases(1)	$3,342	$4,594	$—	$—	$7,936
Capital Leases (including interest)(2)	49	74	—	—	123
Purchase Commitments(3)	31,876	—	—	—	31,876

Total Contractual Obligations	$35,267	$4,668	$—	$—	$39,935

(1)	Facility, equipment and automobile leases.
(2)	Leased office equipment.
(3)	Certain inventory items under non-cancellable purchase orders.

Other obligation: As of December 31, 2011, the liability for uncertain tax positions, including interest, was $9.0 million. Due to the high degree of uncertainty regarding the timing of potential cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amounts and periods in which these liabilities might be made.

In addition to these contractual obligations, we had the following annual minimum royalty commitments to Cercacor, as of December 31, 2011 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years
Minimum royalty commitment to Cercacor	$5,000	$10,000	$10,000	(1)

(1)	Subsequent to 2016, the royalty arrangement requires a $5.0 million minimum annual royalty payment unless the agreement is amended, restated or terminated.

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

Inventory/Reserves for Excess or Obsolete Inventory

Inventories are stated at the lower of cost or market. Cost is determined using a standard cost method, which approximates FIFO (first-in, first-out). Inventory valuation allowances are recorded for materials that have become obsolete or are no longer used in current production and for inventory that has a market value less than the carrying value in inventory. We generally purchase raw materials in quantities that we anticipate will be fully used within one year. However, changes in operating strategy and customer demand, and frequent unpredictable fluctuations in market values for such materials can limit our ability to effectively utilize all of the raw materials purchased and sold through resulting finished goods to customers for a profit. We regularly monitor potential inventory excess, obsolescence and lower market values compared to standard costs and, when necessary, reduce the carrying amount of our inventory to its market value. Specific reserves are maintained to reduce the carrying value of inventory items on hand that we know may not be used in finished goods. A general inventory reserve is also maintained based on our estimate of future limitations on our ability to utilize the inventory on hand. Our inventory reserve was $5.4 million and $4.0 million at December 31, 2011 and January 1, 2011, respectively. If our estimates for potential inventory losses prove to be too low, then our future earnings will be affected when the related additional inventory losses are recorded.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is used to state trade receivables at a net estimated realizable value. We rely on prior experience to estimate the amount that we expect to collect on the gross receivables outstanding, which cannot be known with exact certainty as of the time of issuance of this report. We maintain a specific allowance for customer accounts that we know may not be collectible due to customer liquidity issues. We also maintain a general allowance for future collection losses that arise from customer accounts that do not indicate an inability, but may be unable, to pay. Although such losses have historically been within our expectations and the allowances we have established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past, especially given the recent deterioration of the credit markets of the worldwide economy. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our receivable collections and additional allowances may be required. Our accounts receivable balance was $57.0 million and $49.7 million, net of allowances for doubtful accounts of $1.8 million and $1.7 million at December 31, 2011 and January 1, 2011, respectively.

Share-Based Compensation

Effective January 1, 2006, we adopted an accounting standard for share-based compensation using the prospective method, which requires us to expense the estimated fair value of employee stock options and similar awards based on the fair value of the award on the date of grant. To calculate the fair value of stock options, we use the Black-Scholes option pricing model which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them, the estimated volatility of our stock price over the expected term and the number of options that will ultimately be forfeited prior to meeting their vesting requirements. Pursuant to the prospective transition method, stock options granted prior to January 1, 2006 continue to be accounted for under the prior existing guidance for stock issued to employees.

We estimate the length of time in which stock options are expected to be outstanding based on both our specific historical option exercise experience, as well as expected term information available from a peer group of companies with a similar vesting schedule.

The estimated volatility is based on historical and implied volatilities of our share price and historical and implied volatilities of a peer group of companies over the expected term of the option. As we obtain more historical data as a publicly traded company, we expect to rely increasingly on our specific information for our estimate of volatility.

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

Share-based compensation expense was $13.7 million, $12.3 million and $10.7 million for the years ended December 31, 2011, January 1, 2011 and January 2, 2010. The fair market value of our stock may also increase the cost of future stock option grants. To the extent that the fair market value of our stock increases, the overall cost of granting these options will also increase. For further details regarding our share-based compensation see Note 11 of our consolidated financial statements.

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

In September 2009, the Financial Accounting Standards Board, or FASB, amended the accounting standards related to revenue recognition for arrangements with multiple deliverables. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on relative selling prices. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. We adopted these new standards on a prospective basis. Therefore, the new standards apply only to revenue arrangements entered into or materially modified beginning January 2, 2011. For revenue arrangements that were entered into or materially modified after the adoption of these standards, implementation of this new authoritative guidance had no significant impact on our reported revenue during either the year ended December 31, 2011, as compared to revenue if the related arrangements entered into or materially modified after January 2, 2011 were subject to the accounting requirements in effect in the prior year.

The new standards establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value, or VSOE, (ii) third-party evidence of selling price, or TPE, and (iii) best estimate of the selling price, or ESP. VSOE is defined as the price charged when the same element is sold separately. VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. TPE generally does not exist for the majority of our products because of their uniqueness. The objective of ESP is to determine the price at which we would transact a sale if the product was sold on a stand-alone basis. In the absence of VSOE and TPE, we determine ESP for our products by considering multiple factors including, but not limited to, features and functionality of the product, geographies, type of customer, contractual prices pursuant to GPO contracts, our pricing and discount practices and market conditions.

A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. Most of our products in a multiple deliverable arrangement qualify as separate units of accounting. In the case of our monitoring equipment products containing embedded Masimo SET® software, we have determined that the hardware and software components function together to deliver the products’ essential functionality, and therefore, represent a single deliverable. In accordance with the new guidance, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition guidance. Software deliverables, such as rainbow® parameter software, which do not function together with hardware components to provide the products’ essential functionality, continue to be accounted for under software revenue recognition guidance. Our multiple deliverable arrangements may therefore have software deliverables that are subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue recognition accounting guidance for arrangements with multiple deliverables.

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

At December 31, 2011, we have $5.5 million of net operating loss carryforwards from our operations in Switzerland, which will begin to expire in 2017. We also have $1.7 million of net operating losses from various states, which will begin to expire in 2013, all of which will be recorded in equity when realized. We have state research and development credits of $1.4 million which will carryforward indefinitely. Additionally, we have $0.4 million of investment tax credit on research and development expenditures from its operations in Canada which will begin to expire in 2018. We believe it is more likely than not that the deferred tax assets will be realized. In making this determination, we consider all available positive and negative evidence, including scheduled reversals of liabilities, projected future taxable income, tax planning strategies and recent financial performances. Our consolidated income tax provision or benefit and the net deferred tax assets include Cercacor’s income taxes provision or benefit and deferred tax assets. For income tax purposes, Cercacor is not a member of our consolidated group and files its separate federal and California income tax returns.

On January 1, 2007, we adopted an accounting standard which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2011 and January 1, 2011, the balance of gross unrecognized tax benefits was $8.4 million and $7.5 million, respectively. The amount of unrecognized benefits which, if ultimately recognized, could favorably affect the tax rate in a future period was $7.4 million and $6.5 million as of December 31, 2011 and January 1, 2011, respectively. Both amounts are net of any federal and/or state benefits. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next 12 months due to the expiration of statutes of limitation or audit settlements. However, due to the uncertainty surrounding the timing of such events, an estimate of the change within the next 12 months cannot be made.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2011, we had accrued $0.7 million for the payment of interest.

We conduct business in multiple jurisdictions, and as a result, one or more of our subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. We have concluded on all U.S. federal income tax matters for years through 2007. All material state, local and foreign income tax matters have been concluded for years through 2004.

Recent Accounting Pronouncements

In May 2011, the FASB, issued Accounting Standards Update No. 2011-04, or ASU 11-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 11-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between accounting principles generally accepted in the United States of America, or U.S. GAAP, and International Financial Reporting Standards. ASU 11-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This update is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, or ASU 11-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 11-05 requires us to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 11-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 11-05 is effective for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. Early adoption of this update is permitted. We do not expect the adoption of this update to have a material impact on our consolidated financial statements, as it only requires a change in the format of presentation.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, or ASU 11-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, to allow us to use a qualitative approach to test goodwill for impairment. ASU 11-08 permits us to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 11-08 is effective for interim and annual periods beginning after December 15, 2011. Early adoption of this update is permitted. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks that may arise from adverse changes in market rates and prices, such as interest rates, foreign exchange fluctuations and inflation. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuation in interest expense is limited to our outstanding capital lease arrangements, which have fixed interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. Our investment portfolio consists of highly liquid investments with an original maturity from the date of purchase of three months or less, that have historically been held to maturity. Therefore, a hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at December 31, 2011. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated by the SEC under the Exchange Act. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2011. This report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2011, is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors—Information Regarding the Board of Directors and Corporate Governance” in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2012, or the 2012 Proxy Statement.

Information regarding our executive officers is set forth in Item 1— “Business” of this Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information in the 2012 Proxy Statement under the heading “Compensation of Executive Officers.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information in the 2012 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information in the 2012 Proxy Statement under the headings “Transactions with Related Persons” and “Election of Directors—Information Regarding the Board of Directors and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information in the 2012 Proxy Statement under the heading “Ratification of Selection of Independent Auditors—Principal Accountant Fees and Services.”

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

(a)(3) Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3(12)	Amended and Restated Bylaws (Exhibit 3.2)

4.1(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999 between the Registrant and certain of its stockholders (Exhibit 4.2)

4.3(2)	Rights Agreement, dated November 9, 2007, between the Registrant and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)

4.4(4)#	Masimo Retirement Savings Plan (Exhibit 4.7)

10.1(1)#	Form of Indemnity Agreement between the Registrant and its officers and directors (Exhibit 10.1)

10.2*#	Amended and Restated Employment Agreement, dated February 7, 2012, between Joe Kiani and the Registrant

10.3(1)#	Offer Letter, dated February 15, 1996, between Yongsam Lee and the Registrant (Exhibit 10.7)

10.4(6)#	Offer Letter, dated May 21, 2004, between Rick Fishel and the Registrant (Exhibit 10.13)

10.5(1)#	Offer Letter, dated June 9, 2006, between Mark P. de Raad and the Registrant (Exhibit 10.9)

10.6(1)#	Offer Letter, dated March 30, 2007, between Anand Sampath and the Registrant (Exhibit 10.8)

10.7(6)#	Offer Letter, dated July 23, 2008, between Jon Coleman and the Registrant (Exhibit 10.9)

10.8(8)#	Offer Letter, dated April 12, 2010, between Anthony Allan and the Registrant (Exhibit 10.1)

10.9(11)#	Executive Annual Cash Bonus Award Plan, effective January 1, 2007 (Exhibit 10.2)

10.10(1)#	Executive Multi-Year Cash Bonus Award Plan, effective January 1, 2008 (Exhibit 10.41)

10.11(6)#	CEO and Executive Officer Equity Award Compensation Policy, effective January 4, 2008 (Exhibit 10.53)

Exhibit Number	Description of Document

10.12(6)#	Amended and Restated 2007 Severance Protection Plan and Summary Plan Description, effective December 31, 2008 (Exhibit 10.54)

10.13(3)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between the Registrant and Mark P. de Raad (Exhibit 10.2)

10.14(3)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between the Registrant and Yongsam Lee (Exhibit 10.3)

10.15(6)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between the Registrant and Rick Fishel (Exhibit 10.57)

10.16(8)#	Amended and Restated 2007 Severance Protection Plan Limited Participation Agreement, dated May 17, 2010, by and between the Registrant and Anthony Allan (Exhibit 10.3)

10.17(1)#	Third Amended and Restated 1996 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan of the Registrant, as amended, and forms of agreements related thereto (Exhibit 10.31)

10.18(1)#	2004 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan of the Registrant, as amended, and forms of agreements related thereto (Exhibit 10.32)

10.19(1)#	2007 Stock Incentive Plan of the Registrant, and forms of agreements related thereto (Exhibit 10.33)

10.20(1)+	Purchase Agreement, dated July 26, 2001, between Jabil Circuit, Inc. and the Registrant (Exhibit 10.15)

10.21(1)	ADSP-2136X Sharc ROM Agreement, dated July 19, 2004, between Analog Devices Inc. and the Registrant (Exhibit 10.36)

10.22(6)+	Manufacturing and Purchase Agreement, dated October 2, 2008, by and between Analog Devices, Inc. and the Registrant (Exhibit 10.21)

10.23(1)+	Shelter Labor Services Agreement, dated December 27, 2000, between Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant (Exhibit 10.11)

10.24(5)+	Lease Agreement effective as of September 1, 2007, by and among Industrias Asociadas Maquiladoras, S.A. de C.V., Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant, as guarantor (Exhibit 10.1)

10.25(7)+	Lease Agreement, relating to the premises at 40 Parker, effective as of November 1, 2009, between the Registrant and Northwestern Mutual Life Insurance Company (Exhibit 10.1)

10.26(7)+	Amendment No. 1 to Lease Agreement, relating to the premises at 50 Parker, dated April 30, 2009, between the Registrant and Northwestern Mutual Life Insurance Company (Exhibit 10.3)

10.27(7)+	Lease Agreement, relating to the premises at 60 Parker, effective as of August 1, 2009, between the Registrant and Northwestern Mutual Life Insurance Company (Exhibit 10.2)

10.28(1)	Settlement Agreement and Release of Claims, dated January 17, 2006, between Cercacor Laboratories, Inc., Nellcor Puritan Bennett, Inc., Mallinckrodt, Inc., Tyco Healthcare Group LP, Tyco International Ltd., Tyco International (US) Inc. and the Registrant (Exhibit 10.30)

10.29(10)	Second Amendment to the January 17, 2006 Settlement Agreement and Release of Claims, as amended pursuant to the January 24, 2006 Amendment to Settlement Agreement and Release of Claims, dated January 28, 2011, by and among Masimo Corporation, Masimo Laboratories, Inc., Nellcor Puritan Bennett LLC, Mallinckrodt Inc., Tyco Healthcare Group LP and Covidien Inc. (Exhibit 10.1)

Exhibit Number	Description of Document

10.30(9)	Confidential Settlement Agreement and Mutual Release, dated July 13, 2010, by and between the Registrant and Hygia Health Services, Inc. (Exhibit 10.1)

10.31(1)+	Amended and Restated Cross-Licensing Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (Exhibit 10.34)

10.32(1)	Services Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (Exhibit 10.35)

12.1*	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Registrant’s subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (No. 333-142171), originally filed on April 17, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1, as amended.
(2)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on November 9, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(3)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on January 17, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(4)	Incorporated by reference to the exhibit to the Registrant’s Registration Statement on Form S-8, filed on February 11, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.
(5)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed on June 5, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(6)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K, filed on March 4, 2009. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.
(7)	Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed on November 4, 2009. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(8)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed on May 18, 2010. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(9)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on July 22, 2010. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(10)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on January 31, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(11)	Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed on May 4, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(12)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed on October 26, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
*	Filed herewith.
#	Indicates management contract or compensatory plan.
+	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2012	By:	/s/ JOE KIANI
Joe Kiani Chairman of the Board & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/S/ JOE KIANI Joe Kiani	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)	February 16, 2012

/S/ MARK P. DE RAAD Mark P. de Raad	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2012

/S/ STEVEN BARKER, M.D., PH.D. Steven Barker, M.D., Ph.D.	Director	February 16, 2012

/S/ EDWARD L. CAHILL Edward L. Cahill	Director	February 16, 2012

/S/ ROBERT COLEMAN, PH.D. Robert Coleman, Ph.D.	Director	February 16, 2012

/S/ SANFORD FITCH Sanford Fitch	Director	February 16, 2012

/S/ JACK LASERSOHN Jack Lasersohn	Director	February 16, 2012

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MASIMO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Masimo Corporation

We have audited the accompanying consolidated balance sheets of Masimo Corporation (the “Company”) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Masimo Corporation as of December 31, 2011 and January 1, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Masimo Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 16, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California

February 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Masimo Corporation

We have audited Masimo Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Masimo Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Masimo Corporation as of December 31, 2011 and January 2, 2010, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 16, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California

February 16, 2012

MASIMO CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2011	January 1, 2011
ASSETS
Current assets
Cash and cash equivalents	$129,882	$88,305
Accounts receivable, net of allowance for doubtful accounts of $1,798 and $1,720 at December 31, 2011 and January 1, 2011, respectively	57,013	49,694
Royalties receivable	7,102	12,000
Inventories	45,944	45,028
Prepaid expenses	6,424	4,535
Prepaid income taxes	2,986	3,352
Deferred tax assets	11,576	12,555
Other current assets	2,008	2,136

Total current assets	262,935	217,605
Deferred cost of goods sold	51,679	47,184
Property and equipment, net	15,239	15,951
Intangible assets, net	11,393	10,497
Goodwill	448	448
Deferred tax assets	16,766	12,560
Other assets	7,644	5,990

Total assets	$366,104	$310,235

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$27,302	$22,150
Accrued compensation	19,717	21,074
Accrued liabilities	12,297	9,832
Income taxes payable	570	722
Deferred revenue	16,019	16,369
Current portion of capital lease obligations	48	50

Total current liabilities	75,953	70,197
Deferred revenue	984	1,554
Capital lease obligations, less current portion	74	122
Other liabilities	9,427	8,323

Total liabilities	86,438	80,196

Commitments and contingencies
Equity
Masimo Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at December 31, 2011 and January 1, 2011; 0 shares issued and outstanding at December 31, 2011 and January 1, 2011	—	—
Common stock, $0.001 par value, 100,000 shares authorized at December 31, 2011 and January 1, 2011; 58,247 and 59,463 shares outstanding at December 31, 2011 and January 1, 2011, respectively	58	59
Treasury stock, 2,001 shares at December 31, 2011 and 156 shares at January 1, 2011	(37,396)	(1,209)
Additional paid-in capital	243,528	222,206
Accumulated other comprehensive income	1,274	925
Retained earnings	69,364	5,664

Total Masimo Corporation stockholders’ equity	276,828	227,645
Noncontrolling interest	2,838	2,394

Total equity	279,666	230,039

Total liabilities and equity	$366,104	$310,235

The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share information)

	Year ended December 31, 2011	Year ended January 1, 2011	Year ended January 2, 2010
Revenue:
Product	$406,487	$356,422	$300,143
Royalty	32,501	48,985	48,972

Total revenue	438,988	405,407	349,115
Cost of goods sold	144,854	119,825	100,313

Gross profit	294,134	285,582	248,802
Operating expenses:
Selling, general and administrative	169,205	174,089	134,577
Research and development	38,412	36,000	31,701
Antitrust litigation expense (proceeds)	—	(30,728)	298

Total operating expenses	207,617	179,361	166,576

Operating income	86,517	106,221	82,226
Non-operating income (expense)	14	1,348	(46)

Income before provision for income taxes	86,531	107,569	82,180
Provision for income taxes	22,478	34,164	28,158

Net income including noncontrolling interests	64,053	73,405	54,022
Net (income) loss attributable to noncontrolling interests	(353)	125	(794)

Net income attributable to Masimo Corporation stockholders	$63,700	$73,530	$53,228

Net income per share attributable to Masimo Corporation stockholders:
Basic	$1.07	$1.25	$0.92

Diluted	$1.05	$1.21	$0.88

Weighted average shares used in per share calculations:
Basic	59,659	58,769	57,603

Diluted	60,845	60,609	60,171

Cash dividend declared per share	$—	$2.75	$—

The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Masimo Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 3, 2009	57,327	$57	156	$(1,209)	$179,666	$(7)	$40,884	$107	$219,498
Stock options exercised	550	1	—	—	2,574	—	—	—	2,575
Income tax benefit from exercise of stock options	—	—	—	—	2,973	—	—	—	2,973
Compensation related to stock option grants to employees	—	—	—	—	10,477	—	—	73	10,550
Comprehensive income:
Net income	—	—	—	—	—	—	53,228	794	54,022
Foreign currency translation adjustment	—	—	—	—	—	70	—	—	70

Total comprehensive income, net of tax									54,092

Balance at January 2, 2010	57,877	58	156	(1,209)	195,690	63	94,112	974	289,688
Stock options exercised	1,586	1	—	—	10,238	—	—	—	10,239
Income tax benefit from exercise of stock options	—	—	—	—	5,558	—	—	—	5,558
Reclassification of deficit noncontrolling interest upon acquisition	—	—	—	—	(1,466)	—	—	1,466	—
Compensation related to stock option grants to employees	—	—	—	—	12,186	—	—	79	12,265
Dividends declared	—	—	—	—	—	—	(161,978)	—	(161,978)
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	73,530	(125)	73,405
Foreign currency translation adjustment	—	—	—	—	—	862	—	—	862

Total comprehensive income, net of tax									74,267

Balance at January 1, 2011	59,463	59	156	(1,209)	222,206	925	5,664	2,394	230,039
Stock options exercised	629	1	—	—	5,942	—	—	—	5,943
Income tax benefit from exercise of stock options	—	—	—	—	1,716	—	—	—	1,716
Compensation related to stock option grants to employees	—	—	—	—	13,589	—	—	91	13,680
Repurchases of common stock	(1,845)	(2)	1,845	(36,187)	2	—	—	—	(36,187)
Short swing profit recovery	—	—	—	—	73	—	—	—	73
Comprehensive income:
Net income	—	—	—	—	—	—	63,700	353	64,053
Foreign currency translation adjustment	—	—	—	—	—	349	—	—	349

Total comprehensive income, net of tax									64,402

Balance at December 31, 2011	58,247	$58	2,001	$(37,396)	$243,528	$1,274	$69,364	$2,838	$279,666

The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31, 2011	Year ended January 1, 2011	Year ended January 2, 2010
Cash flows from operating activities:
Net income including noncontrolling interests	$64,053	$73,405	$54,022
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	7,342	6,584	5,979
Share-based compensation	13,676	12,303	10,674
Loss on disposal of property and equipment	—	—	5
Provision for doubtful accounts	231	108	733
Provision for obsolete inventory	2,130	619	232
Provision for warranty costs	2,592	2,355	2,220
Benefit from deferred income taxes	(3,217)	(2,231)	(3,566)
Income tax benefit from exercise of stock options granted prior to January 1, 2006	1,650	4,851	2,758
Excess tax benefits from share-based compensation arrangements	(67)	(707)	(215)
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,549)	(10,905)	(8,982)
(Increase) decrease in royalties receivable	4,898	(500)	(125)
Increase in inventories	(3,046)	(14,088)	(3,929)
(Increase) decrease in deferred cost of goods sold	(4,526)	(19,080)	309
(Increase) decrease in prepaid expenses	(1,874)	(743)	197
(Increase) decrease in prepaid income taxes	366	(1,648)	(833)
Increase in other assets	(1,502)	(1,396)	(3,080)
Increase in accounts payable	5,159	5,474	777
Increase (decrease) in accrued compensation	(1,333)	3,219	1,926
Increase (decrease) in accrued liabilities	(77)	(2,281)	1,935
Increase (decrease) in income taxes payable	(89)	940	(10,169)
Increase (decrease) in deferred revenue	(921)	3,012	(2,518)
Increase (decrease) in other liabilities	1,061	1,729	(1,244)

Net cash provided by operating activities	78,957	61,020	47,106

Cash flows from investing activities:
Purchase of short-term investments	—	(75,986)	(56,989)
Proceeds from sale and maturities of short-term investments	—	132,975	—
Purchases of property and equipment	(5,057)	(9,561)	(3,636)
Increase in intangible assets	(2,451)	(1,937)	(1,851)
Cash paid for acquisitions	—	—	(1,981)

Net cash provided by (used in) investing activities	(7,508)	45,491	(64,457)

Cash flows from financing activities:
Repayments on long-term debt	(50)	(60)	(450)
Proceeds from issuance of common stock	5,943	10,239	2,575
Excess tax benefits from share-based compensation arrangements	67	707	215
Dividends paid	—	(161,978)	—
Repurchases of common stock	(36,187)	—	—
Short swing profit recovery	73	—	—

Net cash provided by (used in) financing activities	(30,154)	(151,092)	2,340

Effect of foreign currency exchange rates on cash	282	832	155

Net increase (decrease) in cash and cash equivalents	41,577	(43,749)	(14,856)
Cash and cash equivalents at beginning of period	88,305	132,054	146,910

Cash and cash equivalents at end of period	$129,882	$88,305	$132,054

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$116	$23	$78
Income taxes	$22,823	$32,895	$39,075
Noncash investing and financing activities:
Assets acquired under capital leases	$—	$—	$59

The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company

Masimo Corporation, or the Company, is a global medical technology company that develops, manufactures, and markets noninvasive patient monitoring products. The Company’s mission is to improve patient outcomes and reduce cost of care by taking noninvasive monitoring to new sites and applications. The Company invented Masimo Signal Extraction Technology, or Masimo SET®, which provides the capabilities of Measure-Through Motion and Low Perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. The Company has also developed Masimo rainbow® SET products which monitor multiple blood measurements, including oxygen content, carboxyhemoglobin, methemoglobin and hemoglobin. Additional rainbow® SET measurements that assist clinicians are Pleth Variability Index, respiration rate, Halo IndexTM and In Vivo AdjustmentTM. The Company develops, manufactures and markets a family of patient monitoring solutions which incorporate a monitor or circuit board and sensors, including proprietary single-patient use, reusable and resposable sensors, and cables. The Company considers the pulse oximetry device (monitor or circuit board), its sensors and cables and software fees to be products as defined in its consolidated statements of income. The Company sells to hospitals and the alternate care market through its direct sales force and distributors, and markets its circuit boards containing the Company’s proprietary algorithm and software architecture to original equipment manufacturer, or OEM, partners.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and include the accounts of the Company, its wholly-owned subsidiaries and the variable interest entities, or VIEs, in which the Company is the primary beneficiary. All significant inter-company balances and transactions have been eliminated in consolidation.

Fiscal Periods

The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 fiscal week quarters and one 14 fiscal week quarter. In fiscal 2009, the Company followed a 52 week fiscal calendar in which the Company’s first, second and third quarters ended on Saturday, April 4, July 4 and October 3, 2009, respectively, and its fiscal year ended on Saturday, January 2, 2010. Each quarter in 2009 was a 13 week quarter. Similar to fiscal 2009, fiscal 2010 followed a 52 week fiscal calendar in which the Company’s first, second and third quarters ended on Saturday, April 3, July 3 and October 2, 2010, respectively, and its fiscal year ended on Saturday, January 1, 2011. Each quarter in 2010 was a 13 week quarter. Similar to fiscal 2010, fiscal 2011 followed a 52 week fiscal calendar in which the Company’s first, second and third quarters ended on Saturday, April 2, July 2 and October 1, 2011, respectively, and its fiscal year ended on Saturday, December 31, 2011. Each quarter in 2011 was a 13 week quarter. Fiscal 2012 will be on a 52 week fiscal calendar in which the Company’s first, second and third quarters will end on Saturday, March 31, June 30 and September 29, 2012, respectively, and its fiscal year will end on Saturday, December 29, 2012. Each quarter in 2012 will be a 13 week quarter.

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

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Fair Value Measurements

This authoritative guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this guidance as to specific assets or liabilities. There were no transfers between level 1, level 2 and level 3 inputs during the years ended December 31, 2011 or January 1, 2011. The Company carries cash and cash equivalents at cost which approximates fair value.

The following tables represent the Company’s fair value hierarchy for its financial assets (in thousands):

	Fair Value Measurement as of December 31, 2011 using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$67,800	$—	$—	$67,800
Money Market funds	1,337	—	—	1,337

Total	$69,137	$—	$—	$69,137

	Fair Value Measurement as of January 1, 2011 using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$57,995	$—	$—	$57,995
Money Market funds	12,165	—	—	12,165

Total	$70,160	$—	$—	$70,160

In March 2010, the Company received $27.0 million from the sale of specific short-term investments classified as held-to-maturity, prior to their maturity date. The proceeds were used to pay a portion of the special dividend declared in February 2010. The carrying value of these short-term investments sold was their amortized cost basis of $27.0 million and the realized loss on the sale of these short-term investments was de minimis. The remaining short-term investments with a carrying value of $30.0 million were then reclassified as available-for-sale, but were redeemed at their maturity dates, which were prior to July 3, 2010. As of December 31, 2011 and January 1, 2011, the Company did not have any short-term investments.

In January 2010, the Company adopted a recently issued accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers in and out of level 1 and level 2 fair value measurements. There have been no transfers between level 1 and level 2 inputs during the years ended December 31, 2011 or January 1, 2011. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring level 2 and level 3 measurements. Since this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact the Company’s consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments and readily convertible into known amounts of cash to be cash equivalents. As of December 31, 2011, the Company’s cash balance was $60.8 million, comprised of checking accounts. Additionally, the Company had cash equivalents of $69.1 million, consisting of $67.8 million of U.S. Treasury bills and $1.3 million of money market funds. As of January 1, 2011, the Company’s cash balance was $18.1 million, comprised of checking accounts. Additionally, the Company had cash equivalents of $70.2 million, consisting of $58.0 million of U.S. Treasury bills and $12.2 million of money market funds.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Changes in the allowance for doubtful accounts were as follows (in thousands):

	Year ended December 31, 2011	Year ended January 1, 2011	Year ended January 2, 2010
Allowance for doubtful accounts, beginning of period	$1,720	$1,972	$1,300
Provision for doubtful accounts	231	108	733
Write off of uncollectible accounts	(153)	(360)	(61)

Allowance for doubtful accounts, end of period	$1,798	$1,720	$1,972

As of December 31, 2011 and January 1, 2011, the accounts receivable balance was $57.0 million and $49.7 million, respectively, net of allowances for doubtful accounts.

Royalties Receivable

Pursuant to the second amendment to its settlement agreement with Nellcor Puritan Bennett, Inc. (currently Covidien Ltd., or Covidien), royalties are paid to the Company based on a percentage of sales of Covidien U.S. based pulse oximetry products. The Company estimates the royalty receivable based on the royalty rate per the second amendment to its settlement agreement multiplied by its estimate of Covidien’s sales for each quarter. Any adjustments to the quarterly estimated receivable are recorded prospectively in the following quarter when the Company receives the Covidien royalty report and payment, which is generally 60 days after the end of each of Covidien’s fiscal quarters. The royalty receivable of $7.1 million as of December 31, 2011 represents the Company’s estimated amount due for the three months ended December 31, 2011.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvements. Normal repair and maintenance costs are expensed as incurred, whereas significant improvements that materially increase values or extend useful lives are capitalized and depreciated over the remaining estimated useful lives of the related assets. Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss on the sale or retirement is recognized in income. For the years ended December 31, 2011, January 1, 2011 and January 2, 2010, depreciation of property and equipment, which includes amortization of equipment under capital leases, was $5.8 million, $5.3 million and $5.1 million, respectively.

Intangible Assets

Intangible assets consist primarily of patents, trademarks and software development costs. Costs related to patents and trademarks, which include legal and application fees, are capitalized and amortized over the estimated useful lives using the straight-line method. Patent and trademark amortization commences once final approval of the patent or trademark has been obtained. Patent costs are amortized over the lesser of 10 years or the patent’s remaining legal life, which assumes renewals,

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

and trademark costs over 17 years, and their associated amortization cost is included in selling, general and administrative expense in the accompanying consolidated statements of income. For intangibles purchased in an asset acquisition or business combination, which mainly include patents and trademarks, the useful life is determined in the same manner as noted above. For the years ended December 31, 2011, January 1, 2011 and January 2, 2010, amortization of patents and trademarks was $1.3 million, $1.0 million and $0.7 million, respectively. As of December 31, 2011 and January 1, 2011, the total costs of patents not yet amortizing was $4.4 million and $4.1 million, respectively. As of December 31, 2011 and January 1, 2011, the total costs of trademarks not yet amortizing was $0.4 million and $0.3 million, respectively. Costs to renew intangibles are capitalized and amortized over the remaining useful life of the intangible. For the year ended December 31, 2011, total renewal costs capitalized for patents and trademarks were $0.4 million and $0.1 million, respectively. As of December 31, 2011, the weighted average number of years until the next renewal is two years for patents and six years for trademarks.

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

In accordance with authoritative accounting guidance, costs related to the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. For the years ended December 31, 2011 and January 1, 2011, the Company capitalized $49,000 and $0 of software development costs, respectively. The capitalized costs are amortized over the estimated life of the products of seven years. The Company amortized $0.2 million for each of the years ended December 31, 2011, January 1, 2011 and January 2, 2010. The Company had unamortized software development costs of $0.7 million and $0.9 million at December 31, 2011 and January 1, 2011, respectively, which is included within intangible assets, net on the consolidated balance sheets.

Impairment of Goodwill and Intangible assets

The Company’s impairment evaluation for goodwill is conducted annually as of the balance sheet date or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed using a two-step process. In the first step, the estimated fair value of the reporting unit is compared with its carrying amount, including goodwill. Since the Company has one reporting unit, the estimated fair value of goodwill is determined by the Company’s stock market valuation compared to its net assets, including goodwill. If the estimated fair value is less than the carrying amount, then a second step must be completed in order to determine the amount of the goodwill impairment. In the second step, the implied fair value of the goodwill is determined by allocating the fair value of all of the reporting unit’s assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the allocation is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

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

No impairment of goodwill, intangible assets, or other long-lived assets was recorded during the years ended December 31, 2011, January 1, 2011 or January 2, 2010.

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

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company follows an accounting standard which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

Revenue Recognition and Deferred Revenue

The Company derives product revenues primarily from four sources: (i) long-term sales contracts to end user hospitals in which the Company may provide up front monitoring equipment at no charge in exchange for a multi-year sensor purchase commitment; (ii) direct sales of pulse oximetry and related products to end user hospitals, emergency medical response organizations and other direct customers; (iii) direct sales of pulse oximetry and related products to distributors who then typically resell to end user hospitals, emergency medical response organizations and other direct customers; and (iv) direct sales of integrated circuit boards and sensors to OEM customers who both incorporate the Company’s embedded software technology into their multi-parameter monitoring devices and resell the Company’s sensors.

The Company follows authoritative guidance for revenue recognition. Based on these requirements, the Company recognizes revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. Revenue from the sale of the Company’s products is generally recognized when title and risk of loss transfers to the customer upon shipment, the terms of which are shipping point or destination. The Company uses contracts and customer purchase orders to determine the existence of an arrangement. The Company uses shipping documents and/or third-party proof of delivery to verify that title has transferred. The Company assesses whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, the Company assesses a number of factors but primarily relies upon past transaction history with the customer, if available.

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

For contracts entered into prior to January 1, 2011, the Company has determined that its patented algorithm and software architecture, which resides within the monitors, is more than incidental to the product as a whole. Therefore, the monitoring hardware represents a software element. In accordance with authoritative guidance, the revenue from the sale of these products falls within the scope of software revenue recognition guidance. The Company has also determined that the sensors are considered essential to the functionality of the delivered elements. Accordingly, the Company does not recognize any revenue when the monitoring and related equipment is delivered to the hospital and installation and training is complete. The Company recognizes revenue for all of the delivered elements, on a pro-rata basis, as the sensors are delivered under the long-term sales contract. The cost of the monitoring equipment initially placed at the hospitals is deferred and amortized to cost of goods sold over the life of the underlying long-term sales contract. The Company also provides certain end-user hospitals with the ability to purchase sensors under rebate programs. Under these programs, the end-user hospitals may earn rebates based on their purchasing activity. The Company estimates and provides allowances for these programs at the time of sale as a reduction to revenue.

In situations where VSOE of fair value does not exist for certain undelivered elements in contracts entered into prior to January 1, 2011, the entire contract product revenue and corresponding cost of goods sold are deferred until either the element is delivered, VSOE of fair value is established, or the obligation to deliver the element no longer exists. During the years ended December 31, 2011, January 1, 2011 and January 2, 2010, $0, $0 and $1.2 million, respectively, of contract product revenue was deferred related to situations where VSOE of fair value did not exist for undelivered elements. Related product costs of $0, $0 and $0.5 million were deferred in the same 2011, 2010 and 2009 periods, respectively. During the years ended December 31, 2011, January 1, 2011 and January 2, 2010 previously deferred revenue of $0, $0 and $7.4 million, respectively, was recognized related to such contracts. Related deferred costs of $0, $0 and $2.8 million, were expensed during the same 2011, 2010 and 2009 periods, respectively.

In September 2009, the Financial Accounting Standards Board, or FASB, amended the accounting standards related to revenue recognition for arrangements with multiple deliverables. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on relative selling prices. The FASB also amended the accounting standards for revenue

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. The Company adopted these new standards on a prospective basis. Therefore, the new standards apply only to revenue arrangements entered into or materially modified on or after January 2, 2011. For revenue arrangements that were entered into or materially modified after the adoption of these standards, implementation of this new authoritative guidance had no significant impact on the Company’s reported revenue in the year ended December 31, 2011 as compared to revenue if the related arrangements entered into or materially modified on or after January 2, 2011 were subject to the accounting requirements in effect in the same prior year periods.

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

A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. Most of the Company’s products in a multiple deliverable arrangement qualify as separate units of accounting. In the case of the Company’s monitoring equipment products containing embedded Masimo SET® software, the Company has determined that the hardware and software components function together to deliver the products’ essential functionality, and therefore, represent a single deliverable. In accordance with the new guidance, the revenue from the sale of these products no longer falls within the scope of software revenue recognition guidance. Software deliverables, such as rainbow® parameter software, which do not function together with hardware components to provide the products’ essential functionality, continue to be accounted for under software revenue recognition guidance. The Company’s multiple deliverable arrangements may therefore have software deliverables that are subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue recognition accounting guidance for arrangements with multiple deliverables.

Under long-term sensor purchase contracts, the sensors are essential to the functionality of the monitoring equipment and, therefore, represent a substantive performance obligation. The Company does not recognize any revenue when the monitoring and related equipment and software are delivered to the hospitals and installation and training is complete. The Company recognizes revenue for these delivered elements, on a pro-rata basis, as the sensors are delivered under the long-term purchase commitment. The adoption of the new guidance for revenue recognition did not change this pattern of revenue recognition for long-term sensor purchase contracts. The cost of the monitoring equipment initially placed at the hospitals is deferred and amortized to cost of goods sold over the life of the underlying long-term sensor purchase contract.

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

In September 2005, the U.S. Federal Court of Appeals ruled that Mallinckrodt, Inc., now part of Covidien, and one of its subsidiaries, Nellcor Puritan Bennett, Inc., collectively referred to as Nellcor, infringed Masimo patents and ordered the

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

lower court to enjoin Nellcor’s infringing products. On January 17, 2006, the Company settled all existing patent litigation with Covidien. Under terms of this original settlement agreement, Covidien agreed to pay the Company royalties on its total U.S. pulse oximetry revenue generated, at least through March 14, 2011, which the Company records as royalty revenue. On January 28, 2011, the Company entered into an amendment to this settlement agreement with Covidien. As part of this amendment, which became effective on March 15, 2011, Covidien agreed to pay the Company a royalty at a rate of 7.75% of its U.S. pulse oximetry revenue generated, from March 15, 2011 through at least March 15, 2014.

The Covidien royalties are recognized by the Company based on U.S. sales of Covidien’s infringing products reported to the Company by Covidien. The Company recognizes royalty revenue based on the royalty rate pursuant to the amendment to the settlement agreement multiplied by its estimate of Covidien’s sales for each quarter. This estimated revenue is adjusted prospectively when the Company receives the Covidien royalty report, approximately 60 days after the end of the quarter.

Taxes Collected From Customers and Remitted to Governmental Authorities

Pursuant to authoritative guidance, the Company’s policy is to present revenue net of taxes collected from customers and remitted to governmental authorities.

Share-Based Compensation

Since January 1, 2006, the Company has expensed the estimated fair value of employee stock options and similar awards based on the fair value of the stock option on the date of grant, in accordance with the current authoritative accounting guidance. The cost is recognized over the period during which an employee is required to provide services in exchange for the stock option, which is usually the vesting period. The Company adopted the accounting standard using the prospective transition method that applies to stock options granted, modified or canceled subsequent to the date of adoption. Prior periods were not revised for comparative purposes. The Company has elected to recognize share-based compensation expense on a straight-line basis over the requisite service period for the entire stock option.

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

Product Warranty

The Company provides a warranty against defects in material and workmanship for a period ranging from six months to one year, depending on the product type. In the case of long-term sales agreements, the Company typically warranties the products for the term of the agreement, which ranges from three to seven years. In traditional sales activities, including direct and OEM sales, the Company establishes an accrual for the estimated costs of warranty at the time of revenue recognition. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales. In long-term sales agreements, revenue related to extended warranty is recognized over the life of the contract, while the product warranty costs related to the long-term sales agreements are expensed as incurred.

Changes in the product warranty accrual were as follows (in thousands):

	Year ended December 31, 2011	Year ended January 1, 2011	Year ended January 2, 2010
Warranty accrual, beginning of period	$544	$354	$334
Provision for warranty costs	2,592	2,355	2,220
Warranty expenditures	(2,438)	(2,165)	(2,200)

Warranty accrual, end of period	$698	$544	$354

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Advertising Costs

Advertising costs are expensed as incurred. These costs are included in selling, general and administrative expense in the accompanying consolidated statements of income. Advertising costs for the years ended December 31, 2011, January 1, 2011 and January 2, 2010 were $5.6 million, $5.9 million and $5.7 million, respectively.

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

The Company transacts with foreign customers in currencies other than the U.S. dollar. It experiences realized and unrealized foreign currency gains or losses on foreign denominated receivables. In addition, certain intercompany transactions give rise to realized and unrealized foreign currency gains or losses. Also, any other transactions between the Company or its subsidiaries and a third party, denominated in a currency different from the functional currency, are foreign currency transactions. Realized and unrealized foreign currency gains or losses are included as a component of non-operating income (expense) within the Company’s statements of income, as incurred and are converted to U.S. dollars at average exchange rates for a respective period. These transaction gains or (losses) were $(0.1) million, $1.0 million and $(0.2) million for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

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

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) included in the Company’s consolidated statements of equity consists only of foreign currency translation adjustments. The change in accumulated other comprehensive income (loss) is summarized as follows (in thousands):

	Year ended December 31, 2011	Year ended January 1, 2011	Year ended January 2, 2010
Other comprehensive income (loss), beginning of period	$925	$63	$(7)
Foreign currency translation adjustment	349	862	70
Tax benefit (expense)	—	—	—

Other comprehensive income (loss), end of period	$1,274	$925	$63

Net Income Per Share

Basic net income per share attributable to Masimo Corporation stockholders for the years ended December 31, 2011, January 1, 2011 and January 2, 2010 is computed by dividing net income attributable to Masimo Corporation stockholders by the weighted average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation stockholders for the years ended December 31, 2011, January 1, 2011 and January 2, 2010 is computed by dividing the net income attributable to Masimo Corporation stockholders by the weighted average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the years ended December 31, 2011, January 1, 2011 and January 2, 2010, options to purchase 4.5 million, 4.5 million and 3.6 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented.

Based on authoritative accounting guidance, the Company reduced its net income including noncontrolling interests by the amount of net (income) loss attributable to noncontrolling interests for the years ended December 31, 2011, January 1, 2011 and January 2, 2010. The computation of basic and diluted net income per share attributable to Masimo Corporation stockholders is as follows (in thousands, except per share data):

	Year ended
	December 31, 2011	January 1, 2011	January 2, 2010
Net income attributable to stockholders of Masimo Corporation:
Net income including noncontrolling interests	$64,053	$73,405	$54,022
Net (income) loss attributable to the noncontrolling interests	(353)	125	(794)

Net income attributable to Masimo Corporation stockholders	$63,700	$73,530	$53,228

Basic net income per share attributable to Masimo Corporation stockholders:
Net income attributable to Masimo Corporation stockholders	$63,700	$73,530	$53,228

Weighted average shares outstanding - basic	59,659	58,769	57,603

Basic net income per share attributable to Masimo Corporation stockholders	$1.07	$1.25	$0.92

Diluted net income per share attributable to Masimo Corporation stockholders:
Weighted average shares outstanding	59,659	58,769	57,603
Diluted share equivalent: stock options	1,186	1,840	2,568

Weighted average shares outstanding - diluted	60,845	60,609	60,171

Diluted net income per share attributable to Masimo Corporation stockholders	$1.05	$1.21	$0.88

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, or ASU 11-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 11-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 11-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This update is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, or ASU 11-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 11-05 requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 11-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 11-05 is effective for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. Early adoption of this update is permitted. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements, as it only requires a change in the format of presentation.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, or ASU 11-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 11-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 11-08 is effective for interim and annual periods beginning after December 15, 2011. Early adoption of this update is permitted. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

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

Under the Cross-Licensing Agreement, the Company granted Cercacor an exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® owned by the Company, including all improvements on this technology, for the monitoring of non-vital signs measurements and to develop and sell devices incorporating Masimo SET® for monitoring non-vital signs measurements in any product market in which a product is intended to be used by a patient or pharmacist rather

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

than a professional medical caregiver. The Company refers to this market as the Cercacor Market. The Company also granted Cercacor a non-exclusive, perpetual and worldwide license, with sublicense rights to use all Masimo SET® for the measurement of vital signs in the Cercacor Market. The Company exclusively licenses from Cercacor the right to make and distribute products in the professional medical caregiver markets, which the Company refers to as the Masimo Market, that utilize rainbow® technology for the measurement of carbon monoxide, methemoglobin, fractional arterial oxygen saturation, and hemoglobin, which includes hematocrit. To date, the Company has developed and commercially released devices that measure carbon monoxide, methemoglobin and hemoglobin using licensed rainbow® technology. The Company also has the option to obtain the exclusive license to make and distribute products that utilize rainbow® technology for the monitoring of other non-vital signs measurements, including blood glucose, in product markets where the product is intended to be used by a professional medical caregiver.

From May 1998 through May 2009, Cercacor contracted the services of the Company’s employees for the development of rainbow® technology. The Company paid Cercacor for the option to market and develop products based on Cercacor technology in defined markets. Through December 2005, the Company paid Cercacor $7.5 million in option fees. Nearly all these option fees were used by Cercacor to repay the Company for the services that the Company had provided to Cercacor. In addition, through September 2009, the Company exercised its options to three licenses, for $2.5 million each, for the right to market products based on the new carbon monoxide, methemoglobin and hemoglobin parameter technologies developed by Cercacor. Effective as of January 1, 2007, the Company entered into a Services Agreement with Cercacor to govern the general and administrative services the Company provides to Cercacor.

The Company’s license to rainbow® technology for these parameters in these markets is exclusive on the condition that the Company continues to pay Cercacor royalties on its products incorporating rainbow® technology, subject to certain minimum aggregate royalty thresholds, and that the Company use commercially reasonable efforts to develop or market products incorporating the licensed rainbow® technology. The royalty is up to 10% of the rainbow® royalty base, which includes handhelds, tabletop and multi-parameter devices. Handheld products incorporating rainbow® technology will carry up to a 10% royalty rate. For other products, only the proportional amount attributable for that portion of the Company’s products used to monitor non-vital signs measurements, sensors and accessories, rather than for monitoring vital signs measurements, will be included in the 10% rainbow® royalty base. Effective January 2009, for multi-parameter devices, the rainbow® royalty base will include the percentage of the revenue based on the number of rainbow® enabled measurements. For hospital contracts where the Company places equipment and enters into a sensor contract, the Company pays a royalty to Cercacor on the total sensor contract revenues based on the ratio of rainbow® enabled devices to total devices.

The Company is also subject to certain specific annual minimum aggregate royalty payments. These minimum aggregate royalty payments were $5.0 million in both 2011 and 2010, and $4.0 million for 2009. In 2012 and each year thereafter, the minimum aggregate royalty payment will be $5.0 million. In addition, in connection with a change in control, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for all licensed rainbow® measurements payable to Cercacor will increase to $15.0 million per year for 2012 and thereafter, and up to $2.0 million per year for other rainbow® measurement.

In February 2009, in order to accelerate the product development of an improved hemoglobin spot-check measurement device, Pronto-7®, the Masimo board of directors agreed to fund additional Cercacor’s engineering expenses. Specifically, these expenses included third party engineering materials and supplies expense as well as 50% of Cercacor’s total engineering and engineering related payroll expenses from April 2009 through June 2010, the original anticipated completion date of this product development effort. From July 2010 through December 2011, and until both parties agree to end these services, Cercacor has and will continue to assist the Company with continuing productization efforts of the new handheld noninvasive multi-parameter testing device, that provides spot-check hemoglobin testing. During the years ended December 31, 2011, January 1, 2011 and January 2, 2010, the total expenses for these additional services, material and supplies totaled $2.5 million, $2.6 million and $2.7 million, respectively.

Pursuant to authoritative accounting guidance, Cercacor is consolidated within the Company’s financial statements for all periods presented. The Company was required to consolidate it since it was deemed to be the primary beneficiary of Cercacor’s activities. This determination was based on the Company’s significant influence over the operations and decision making of Cercacor. Accordingly, all intercompany royalties, option and license fees and other charges between the Company and Cercacor as well as all intercompany payables and receivables have been eliminated in the consolidation. Also, all direct engineering expenses that have been incurred by the Company and charged to Cercacor, or that have been incurred by Cercacor and charged to the Company, have not been eliminated and are included as research and development expense in the Company’s consolidated statements of income. Assets of Cercacor can only be used to settle obligations of Cercacor and creditors of Cercacor have no recourse to the general credit of the Company.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

For the foreseeable future, the Company anticipates that it will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a VIE or in the event that the Company is no longer the primary beneficiary of Cercacor, the Company may discontinue consolidating the entity.

SEDLine, Inc.

SEDLine, Inc., a privately held entity that was formed in the fourth quarter of 2009, is a company that designs, manufactures, markets and sells brain function monitoring technology into the hospital marketplace. During 2009, the Company made loans to SEDLine totaling $3.0 million. These loans carried an interest rate of 7% and could be converted into equity upon certain predetermined conditions. Concurrently with the loans, the Company entered into a merger agreement with SEDLine, whereby the Company could acquire SEDLine at certain predetermined valuations. Also, concurrent with the Company’s loan to SEDLine, SEDLine purchased the assets of its neuromonitoring business from another company for $1.6 million. In December 2009, the Company purchased two patents from SEDLine for an aggregate of $0.5 million.

As of January 2, 2010, the Company had no equity ownership of SEDLine, but was considered to be the primary beneficiary of SEDLine as a VIE because SEDLine had insufficient equity investment at risk. Therefore the Company was required to consolidate SEDLine’s assets, liabilities and equity.

On July 2, 2010, the Company acquired 100% ownership of SEDLine, which became a wholly-owned subsidiary of the Company. The Company acquired all of SEDLine’s assets upon conversion of its $3.0 million note receivable and the related accrued interest into all authorized shares of SEDLine. In connection with this acquisition, the Company also assumed all of SEDLine’s outstanding liabilities. As of July 3, 2010, SEDLine’s deficit noncontrolling interest balance of $1.5 million was consolidated with additional paid in capital of the Company on the consolidated balance sheet.

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

As a result of the Company’s July 2, 2010 acquisition of SEDLine, SEDLine became a wholly-owned subsidiary and was no longer a noncontrolling interest of the Company. Therefore, due to SEDLine’s change in status, the Company included SEDLine’s revenue, expenses and results thereof, in its consolidated statement of income for the years ended December 31, 2011 and January 1, 2011. As of December 31, 2011 and January 1, 2011, all of SEDLine’s assets, liabilities and equity are consolidated with the Company, since SEDLine is a wholly-owned subsidiary.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Below are condensed consolidating schedules of the Balance Sheets as of December 31, 2011 and January 1, 2011, and Statements of Income for the years ended December 31, 2011 and January 1, 2011 and January 2, 2010 reflecting Masimo Corporation, Cercacor, SEDLine and related eliminations (in thousands).

	December 31, 2011				January 1, 2011
Balance Sheets:	Corp	Cercacor	Cercacor Elim	Total	Corp	Cercacor	Cercacor Elim	Total
ASSETS
Cash and cash equivalents	$129,275	$607	$—	$129,882	$87,675	$630	$—	$88,305
Accounts receivable, net	64,115	167	(167)	64,115	61,694	996	(996)	61,694
Inventories	45,944	—	—	45,944	45,028	—	—	45,028
Prepaid expenses	9,209	201	—	9,410	7,741	146	—	7,887
Deferred tax asset, current	10,613	963	—	11,576	11,490	1,065	—	12,555
Other current assets	2,008	—	—	2,008	1,892	244	—	2,136
Deferred cost of goods sold	51,679	—	—	51,679	47,184	—	—	47,184
Property and equipment, net	14,038	1,201	—	15,239	14,788	1,163	—	15,951
Intangible assets, net	14,128	2,546	(5,281)	11,393	14,074	2,079	(5,656)	10,497
Deferred tax asset, long term	16,314	452	—	16,766	12,532	28	—	12,560
Other assets, long term	8,080	2,942	(2,930)	8,092	6,399	2,969	(2,930)	6,438

Total assets	$365,403	$9,079	$(8,378)	$366,104	$310,497	$9,320	$(9,582)	$310,235

LIABILITIES
Accounts payable	$26,725	$577	$—	$27,302	$21,262	$888	$—	$22,150
Accrued liabilities and compensation	31,526	655	(167)	32,014	31,249	653	(996)	30,906
Income taxes payable	570	—	—	570	721	1	—	722
Deferred revenue, current	16,019	375	(375)	16,019	16,369	375	(375)	16,369
Current portion of capital lease obligations	48	—	—	48	50	—	—	50
Deferred revenue, long-term	984	4,906	(4,906)	984	1,554	5,281	(5,281)	1,554
Capital lease obligations, less current portion	74	—	—	74	122	—	—	122
Other liabilities	12,357	—	(2,930)	9,427	11,253	—	(2,930)	8,323
EQUITY (DEFICIT)
Common stock	58	10	(10)	58	59	10	(10)	59
Treasury stock	(37,396)	—	—	(37,396)	(1,209)	—	—	(1,209)
Additional paid-in capital	243,528	340	(340)	243,528	222,206	249	(249)	222,206
Accumulated other comprehensive income	1,274	—	—	1,274	925	—	—	925
Retained earnings (deficit)	69,636	2,216	(2,488)	69,364	5,936	1,863	(2,135)	5,664

Total Masimo Corporation stockholders’ equity (deficit)	277,100	2,566	(2,838)	276,828	227,917	2,122	(2,394)	227,645
Noncontrolling interest	—	—	2,838	2,838	—	—	2,394	2,394

Total equity	277,100	2,566	—	279,666	227,917	2,122	—	230,039

Total liabilities and equity (deficit)	$365,403	$9,079	$(8,378)	$366,104	$310,497	$9,320	$(9,582)	$310,235

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Year ended December 31, 2011				Year ended January 1, 2011						Year ended January 2, 2010
Statements of Income:	Corp	Cercacor	Cercacor Elim	Total	Corp	Cercacor	Cercacor Elim	SEDLine	SEDLine Elim	Total	Corp	Cercacor	Elim	Total
Total revenue	$438,988	$5,375	$(5,375)	$438,988	$405,078	$5,620	$(5,620)	$329	$—	$405,407	$349,115	$4,375	$(4,375)	$349,115
Cost of goods sold	149,854	—	(5,000)	144,854	124,605	245	(5,245)	220	—	119,825	104,313	—	(4,000)	100,313

Gross profit (loss)	289,134	5,375	(375)	294,134	280,473	5,375	(375)	109	—	285,582	244,802	4,375	(375)	248,802
Operating expenses:
Selling, general and administrative	167,634	1,946	(375)	169,205	171,792	1,557	(375)	1,115		174,089	133,781	1,171	(375)	134,577
Research and development	35,053	3,359	—	38,412	33,967	1,680	—	353	—	36,000	29,656	2,045	—	31,701
Antitrust litigation expense (proceeds)	—	—	—	—	(30,728)	—	—	—	—	(30,728)	298	—	—	298

Total operating expenses	202,687	5,305	(375)	207,617	175,031	3,237	(375)	1,468	—	179,361	163,735	3,216	(375)	166,576

Operating income	86,447	70	—	86,517	105,442	2,138	—	(1,359)	—	106,221	81,067	1,159	—	82,226
Non-operating income (expense)	26	(12)	—	14	1,451	4	—	(107)	—	1,348	(46)	—	—	(46)

Income before provision for income taxes	86,473	58	—	86,531	106,893	2,142	—	(1,466)	—	107,569	81,021	1,159	—	82,180
Provision for (benefit from) income taxes	22,773	(295)	—	22,478	33,363	801	—	—	—	34,164	27,793	365	—	28,158

Net income (loss) including noncontrolling interests	63,700	353	—	64,053	73,530	1,341	—	(1,466)	—	73,405	53,228	794	—	54,022
Net (income) loss attributable to noncontrolling interests	—	—	(353)	(353)	—	—	(1,341)	—	1,466	125	—	—	(794)	(794)

Net income (loss) attributable to Masimo Corporation stockholders	$63,700	$353	$(353)	$63,700	$73,530	$1,341	$(1,341)	$(1,466)	$1,466	$73,530	$53,228	$794	$(794)	$53,228

Note: For the year ended January 2, 2010, SEDLine’s Statement of Income is not separately disclosed because it did not have any revenues and its expenses were de minimis.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4. Related Party Transactions

The Company had amounts due from employees of $0.2 million, as of both December 31, 2011 and January 1, 2011. These amounts are classified in other assets in the accompanying consolidated balance sheets.

The Company’s Chief Executive Officer is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare, or the Masimo Foundation, a non-profit organization which was founded during the first quarter of 2010 to benefit worldwide healthcare. The Company’s Chief Financial Officer is also a Director of the Masimo Foundation. For the year ended January 1, 2011, the Company contributed a total of $10.3 million to the Masimo Foundation, which has been recorded within selling, general and administrative expenses in the consolidated statements of income. During the year ended December 31, 2011, no contributions were made to the Masimo Foundation.

5. Inventories

Inventories consist of the following (in thousands):

	December 31, 2011	January 1, 2011
Raw materials	$25,444	$28,028
Work in-process	4,851	4,192
Finished goods	15,649	12,808

Total	$45,944	$45,028

Finished goods inventory held by distributors was $2.6 million and $2.4 million as of December 31, 2011and January 1, 2011, respectively.

6. Property and Equipment

Property and equipment, net consists of the following (in thousands):

	December 31, 2011	January 1, 2011
Machinery and equipment	$21,351	$20,059
Tooling	9,715	8,977
Computer equipment	7,804	7,058
Furniture and office equipment	2,875	2,670
Vehicles	45	45
Leasehold improvements	5,518	5,401
Demonstration units	2,947	2,785

	50,255	46,995
Accumulated depreciation and amortization	(37,121)	(31,370)
Construction-in-progress	2,105	326

Total	$15,239	$15,951

The gross value of furniture and office equipment under capital lease obligations was $0.3 million and $0.3 million, with accumulated amortization of $0.2 million and $0.1 million, as of December 31, 2011 and January 1, 2011, respectively.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7. Intangible Assets

Intangible assets, net consist of the following (in thousands):

	December 31, 2011	January 1, 2011
Cost
Patents	$12,857	$12,666
Trademarks	1,494	1,189
Capitalized software development costs	1,612	1,563
Other	587	162

Total cost	16,550	15,580

Accumulated amortization
Patents	(3,888)	(4,139)
Trademarks	(335)	(275)
Capitalized software development costs	(877)	(653)
Other	(57)	(16)

Total accumulated amortization	(5,157)	(5,083)

Net carrying amount	$11,393	$10,497

For the years ended December 31, 2011, January 1, 2011 and January 2, 2010, total amortization expense was $1.6 million, $1.3 million and $0.9 million, respectively.

Estimated amortization expense for each of the fiscal years is as follows (in thousands):

Fiscal year	Amount
2012	$1,202
2013	1,095
2014	1,021
2015	791
2016	595
Thereafter	6,689

Total	$11,393

During the year ended December 31, 2011, the Company did not acquire any intangible assets as part of an acquisition or business combination.

8. Capital Lease Obligations

Capital lease obligations consist of the following not including interest expense (in thousands):

	December 31, 2011	January 1, 2011
Capital lease obligations, current portion	$48	$50
Capital lease obligations, long-term portion	74	122

Total capital lease obligations	$122	$172

As of December 31, 2011, the Company has three capital leases related to office equipment. These leases have interest rates ranging from 5.2% to 6.6% per year and mature on various dates between December 2012 and May 2014.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Future maturities of capital lease obligations for each of the fiscal years are as follows (in thousands):

Fiscal year	Amount
2012	$48
2013	46
2014	28
2015	—

Total	$122

9. Other Liabilities, Long-Term

Other long-term liabilities consist of the following (in thousands):

	December 31, 2011	January 1, 2011
Unrecognized tax benefit	$8,981	$8,020
Deferred rent, long-term	336	186
Other	110	117

Total other liabilities, long-term	$9,427	$8,323

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

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Stock Repurchase Program

In August 2011, the Company’s board of directors authorized the repurchase of up to 3.0 million shares of common stock under a repurchase program. The stock repurchase program may be carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases, Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the year ended December 31, 2011, 1.8 million shares were repurchased at an average price of $19.61 per share. These shares are held in treasury by the Company for possible reissuance at a future date. The repurchase program is expected to continue until August 2013 unless the Company repurchases the full 3.0 million shares prior to that time or the program is terminated earlier by the board of directors.

11. Share-Based Compensation

On August 7, 2007, in connection with the Company’s initial public offering, the 2007 Stock Incentive Plan, or the 2007 Plan, became effective. Under the 2007 Plan, 3.0 million shares of common stock were initially reserved for future issuance, plus shares available under the prior year equity incentive plans, including shares that become available under the 2007 Plan due to forfeitures at prices not less than the fair market value of the Company’s common stock on the date the option is granted. The options generally vest annually over five years using the straight-line method, unless otherwise provided, and expire ten years from the date of grant. Options forfeited under any Stock Incentive Plan are automatically added to the share reserve of the 2007 Plan. Pursuant to the “evergreen” provision contained in the 2007 Plan, an additional 1.7 million shares of common stock were added to the share reserve of the 2007 Plan on both January 3, 2010 and January 4, 2009, which represented 3% of the Company’s total shares outstanding as of the years ended January 2, 2010 and January 3, 2009, respectively. No shares were added to the share reserve for the year ended January 1, 2011. The Company may terminate the 2007 Plan at any time. If not terminated sooner, the 2007 Plan will automatically terminate on August 7, 2017.

The number and weighted average exercise price of options issued and outstanding under all stock option plans are as follows (in thousands, except for exercise price):

	Year ended December 31, 2011		Year ended January 1, 2011		Year ended January 2, 2010
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Options outstanding, beginning of period	6,941	$21.32	8,125	$18.21	7,329	$15.97
Granted	2,277	$23.85	1,000	$26.20	1,675	$25.30
Canceled	(312)	$27.62	(568)	$27.93	(326)	$27.24
Expired	—	$—	(30)	$1.83	(3)	$1.33
Exercised	(629)	$29.09	(1,586)	$28.58	(550)	$4.68

Options outstanding, end of period	8,277	$22.68	6,941	$21.32	8,125	$18.21

Options exercisable, end of period	3,636	$19.45	3,147	$15.99	3,492	$10.46
Options available for grant, end of period	3,493		5,458		4,124

At December 31, 2011, an aggregate of 11.8 million shares of common stock were reserved for future issuance under the plans.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s share-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Year ended December 31, 2011	Year ended January 1, 2011	Year ended January 2, 2010
Risk-free interest rate	0.9% to 2.5%	1.2% to 2.9%	1.2% to 3.1%
Expected term	5.3 years to 5.5 years	5.3 years to 5.5 years	5.3 years to 5.5 years
Estimated volatility	36.7% to 43.2%	37.4% to 41.4%	40.7% to 55.1%
Expected dividends	0%	0%	0%
Weighted-average fair value of options granted	$9.44 per share	$10.45 per share	$11.66 per share

Risk-free interest rate. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected life of the Company’s stock options.

Expected term. The expected term represents the average period that the Company’s stock options are expected to be outstanding. The expected term is based on both the Company’s specific historical option exercise experience, as well as expected term information available from a peer group of companies with a similar vesting schedule.

Estimated volatility. The estimated volatility is the amount by which the Company’s share price is expected to fluctuate during a period. The Company’s estimated volatilities are based on historical and implied volatilities of the Company’s share price and historical and implied volatilities of a peer group of companies over the expected term of the option. As the Company obtains more historical data as a publicly traded company, it expects to rely increasingly on Company specific information for its estimate of volatility.

Expected dividends. The Company’s board of directors may from time to time declare, and the Company may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law. Any determination to declare and pay dividends will be made by the Company’s board of directors and will depend upon the Company’s results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by the board of directors. In the event a dividend is declared, there is no assurance with respect to the amount, timing or frequency of any such dividends. The dividends declared in 2010 were deemed to be special dividends and there is no assurance that they will be declared again during the expected term. Based on this uncertainty and unknown frequency, for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, no dividend rate was used in the assumptions to calculate the share-based compensation expense.

Estimated forfeiture rate. The Company is required to develop an estimate of the number of stock options that will be forfeited due to employee turnover. Adjustments in the estimated forfeiture rates can have a significant effect on its reported share-based compensation, as it recognizes the cumulative effect of the rate adjustments for all expense amortization in the period the estimated forfeiture rates were adjusted. The Company estimates and adjusts forfeiture rates based on a periodic review of recent forfeiture activity and expected future employee turnover. Adjustments in the estimated forfeiture rates could also cause changes in the amount of expense that it recognizes in future periods.

As of December 31, 2011, there was $45.8 million of total unrecognized share-based compensation expense related to unvested options granted or modified on or after January 1, 2006. That expense is expected to be recognized over a weighted average period of 3.2 years as of December 31, 2011. The Company has elected to recognize share-based compensation expense on a straight-line basis over the requisite service period for the entire award. The total fair value of all options vesting during 2011, 2010 and 2009, aggregated $12.1 million, $11.1 million and $9.9 million, respectively. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of December 31, 2011 was $17.8 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of December 31, 2011 was $17.1 million. The aggregate intrinsic value of options exercised during 2011, 2010 and 2009 was $12.4 million, $35.1 million and $12.2 million, respectively. The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The weighted average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock, as of December 31, 2011 was 4.3 years. The weighted average remaining contractual term of options exercisable with an exercise price less than the closing price of the Company’s common stock, as of December 31, 2011 was 4.1 years. The total income tax benefit recognized in the consolidated statements of income for share-based compensation expense was $4.8 million, $4.4 million and $3.8 million for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table presents the total share-based compensation expense that is included in each functional line item of the consolidated statements of income (in thousands):

	Year ended December 31, 2011	Year ended January 1, 2011	Year ended January 2, 2010
Cost of goods sold	$383	$483	$413
Selling, general and administrative	10,268	9,033	7,720
Research and development	3,025	2,787	2,541

Total	$13,676	$12,303	$10,674

The schedule below reflects the number and weighted average exercise price of outstanding and exercisable options segregated by exercise price ranges (in thousands, except remaining contractual life):

	December 31, 2011			January 1, 2011
	Options Outstanding		Options Exercisable	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life	Number of Options	Number of Options	Average Remaining Contractual Life	Number of Options
$1.83 to $4.00	515	2.33	515	854	3.09	854
$4.67 to $12.00	825	4.41	825	953	5.39	803
$12.87 to $16.00	625	5.39	449	688	6.37	316
$17.84 to $28.99	3,952	8.34	876	2,751	8.46	465
$29.07 to $31.99	1,992	7.32	743	1,327	7.22	512
$32.09 to $38.30	136	7.19	64	110	7.54	45
$38.60 to $41.51	232	6.45	164	258	7.47	152

Total	8,277	7.03	3,636	6,941	6.88	3,147

12. Commitments and Contingencies

Leases

The Company leases its facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through September 2014. Certain facilities leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight line method based on total lease payments. The Company also received certain leasehold improvement incentives totaling $0.7 million for its headquarters facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of December 31, 2011 and January 1, 2011, rent expense accrued in excess of the amount paid aggregated $0.3 million and $0.2 million, respectively, and is classified in other liabilities in the accompanying consolidated balance sheets. The Company also leases automobiles in Europe that are classified as operating leases and expire at various dates through November 2014. The majority of these leases are non-cancelable. The Company also has capital leases outstanding for office equipment all of which are non-cancelable.

Future minimum lease payments under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands):

	As of December 31, 2011
Fiscal year	Operating Leases	Capital Leases	Total
2012	$3,342	$49	$3,391
2013	2,978	46	3,024
2014	1,616	28	1,644
2015	—	—	—

Total	$7,936	$123	$8,059

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Rental expense related to operating leases for the years ended December 31, 2011, January 1, 2011 and January 2, 2010 was $3.8 million, $3.6 million and $3.2 million, respectively. Included in the future minimum capital lease payments as of December 31, 2011 is interest aggregating $1,000.

Employee Retirement Savings Plan

In fiscal year 1996, the Company adopted the Masimo Retirement Savings Plan, or the Plan, which is a 401(k) plan covering all of the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches 100% of an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the Plan on a discretionary basis. The Company contributed $1.2 million, $1.2 million and $1.1 million to the Plan for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively, all in the form of matching contributions.

Employment and Severance Agreement

As of December 31, 2011, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary with annual increases at the discretion of the Compensation Committee of the board. The employment agreement provides for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement has an initial term of three years, with automatic daily renewal, unless either the Company or the executive notifies the other party of non-renewal of the agreement. Also, under this employment agreement, the key employee may be entitled to receive certain salary, equity, tax, medical and life insurance benefits if he is terminated by the Company, if he terminates his employment for good reason under certain circumstances or if there is a change in control of the Company.

As of December 31, 2011, the Company had severance plan participation agreements with three of its executive officers. The participation agreements, or Agreements, are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, or Severance Plan, which became effective on July 19, 2007 and was amended effective December 31, 2008. Under the Agreements, each executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

As of December 31, 2011, the Company had limited severance plan participation agreements with three of its executive officers. These limited participation agreements, or Limited Agreements, are governed by the terms and conditions of the Severance Plan. Under the Limited Agreements, 50% of the executive officer’s unvested and outstanding stock options will immediately vest if the executive officer is terminated by the Company upon a change in control under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

Purchase Commitments

Pursuant to contractual obligations with vendors, the Company had $31.9 million of purchase commitments as of December 31, 2011, which is expected to be purchased within one year. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.

Concentrations of Risk

The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. As of December 31, 2011, the Company had $60.8 million of bank balances of which $25.7 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries deposit insurance organizations. The Company invests its excess cash deposits in U.S. Treasury bills and money market accounts with major financial institutions. As of December 31, 2011, the Company had $67.8 million in U.S. Treasury bills which are guaranteed by the U.S. federal government and $1.3 million in money market funds that are not guaranteed by the U.S. federal government.

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

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. For the years ended December 31, 2011, January 1, 2011 and January 2, 2010, revenue from the sale of the Company’s pulse oximetry products to customers affiliated with GPOs amounted to $223.8 million, $183.8 million and $160.8 million, respectively.

As of December 31, 2011, one just-in-time distributor represented 5% of the accounts receivable balance and as of January 1, 2011, one different just-in-time distributor represented 5% of the accounts receivable balance.

For the years ended December 31, 2011, January 1, 2011 and January 2, 2010, the Company recorded $32.5 million, $49.0 million and $49.0 million, respectively, in royalty revenues from Covidien pursuant to the original settlement agreement and amendments. The royalty rate was 13% through March 14, 2011, and as part of the second amendment to the original settlement agreement with Covidien, declined to 7.75% beginning March 15, 2011. The current royalty agreement extends through March 14, 2014. In exchange for this royalty payment, the Company has provided Covidien the ability to ship its patent infringing product with a covenant not to sue Covidien as long as they abide by the terms of the agreement.

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

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following schedule presents an analysis of the Company’s product revenue based upon the geographic area to which the product was shipped (in thousands):

	Year ended December 31, 2011		Year ended January 1, 2011		Year ended January 2, 2010
Geographic Area by Destination
North and South America	$301,583	74%	$268,696	75%	$229,940	77%
Europe, Middle East and Africa	58,617	14	49,698	14	41,459	14
Asia and Australia	46,287	12	38,028	11	28,744	9

Total product revenue	$406,487	100%	$356,422	100%	$300,143	100%

United States	$287,138		$256,966		$222,708

The Company possesses licenses from the U.S. Treasury Department’s Office of Foreign Assets Control for conducting business with certain countries identified by the State Department as state sponsors of terrorism. Although the Company does not have any subsidiaries, affiliates, offices, investments or employees in any country identified as a state sponsor of terrorism, the Company has conducted an immaterial amount of business with distributors in Iran, Sudan and Syria relating to sale of products during the prior three fiscal years. The Company does not believe that these activities are material to its business, financial condition or results of operations.

14. Income Taxes

The components of income before provision for income taxes are as follows (in thousands):

	Year ended December 31, 2011	Year ended January 1, 2011	Year ended January 2, 2010
United States	$62,730	$90,753	$76,344
Foreign	23,801	16,816	5,836

Total	$86,531	$107,569	$82,180

The following table presents the current and deferred provision (benefit) for income taxes (in thousands):

	Year ended December 31, 2011	Year ended January 1, 2011	Year ended January 2, 2010
Current:
Federal	$23,951	$32,322	$26,952
State	621	2,962	4,081
Foreign	1,123	1,111	691

	25,695	36,395	31,724

Deferred:
Federal	(2,415)	(3,102)	(2,208)
State	(544)	1,358	(1,251)
Foreign	(258)	(487)	(107)

	(3,217)	(2,231)	(3,566)

Total	$22,478	$34,164	$28,158

Included in the 2011 and 2009 current tax provisions above are net increases of $0.9 million and $0.9 million, respectively, for tax and accrued interest related to uncertain tax positions for each year. Also, included in the 2010 current tax provisions above is a net decrease of $0.5 million for tax and accrued interest related to uncertain tax positions.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The temporary differences that give rise to the deferred tax provision (benefit) consist of (in thousands):

	Year ended December 31, 2011	Year ended January 1, 2011	Year ended January 2, 2010
Property and equipment	$73	$809	$846
Capitalized research and development costs	(89)	(60)	95
Tax credits	(15)	670	(781)
Deferred revenue	552	(273)	926
Acquired intangibles	129	57	119
Net operating losses	753	765	343
Accrued liabilities	(384)	(539)	(867)
Share-based compensation	(3,243)	(3,227)	(3,467)
State taxes and other	17	83	(165)
Change in valuation allowance	(1,010)	(516)	(615)

Total	$(3,217)	$(2,231)	$(3,566)

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31, 2011	Year ended January 1, 2011	Year ended January 2, 2010
Statutory regular federal income tax rate	35.0%	35.0%	35.0%
State provision, net of federal benefit	0.1	2.6	2.2
Nondeductible items	0.6	0.2	0.3
Foreign tax rate differential	(8.6)	(4.9)	(1.7)
Tax credits	(1.1)	(1.6)	(1.4)
Other	0.0	0.5	(0.1)

Total	26.0%	31.8%	34.3%

The effective tax rate was 26.0% during the year ended December 31, 2011, compared to 31.8%, during the year ended January 1, 2011. The effective tax rate differs from the statutory U.S. federal income tax rate of 35.0% primarily due to state taxes, permanent differences between financial pre-tax income and taxable income, research related tax credits, the recognition and derecognition of tax benefits related to uncertain tax positions and the mix of income across the jurisdictions in which the Company does business. The effective tax rate in 2011 differs from 2010 due primarily to the effect of electing the California single sales factor method for state apportionment, the change in geographic composition of pre-tax income in jurisdictions in which the Company does business and the decrease in uncertain tax liabilities as a result of an expiring statute of limitations.

The components of the deferred tax assets are as follows (in thousands):

	December 31, 2011	January 1, 2011
Deferred tax assets:
Tax credits	$2,884	$2,877
Deferred revenue	2,953	3,505
Acquired intangibles	670	799
Net operating losses	281	1,034
Accrued liabilities	8,150	7,751
Share-based compensation	13,671	10,428
Other	1,470	918

Total	30,079	27,312
Valuation allowance	(400)	(1,410)

Total deferred tax assets	29,679	25,902
Property and equipment	(311)	(242)
State taxes and other	(1,026)	(545)

Net deferred tax assets	$28,342	$25,115

Current net deferred tax asset	11,576	12,555

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	December 31, 2011	January 1, 2011
Long-term net deferred tax asset	16,766	12,560

Net deferred tax assets	$28,342	$25,115

At December 31, 2011, the Company has $5.5 million of net operating loss carryforwards from its operations in Switzerland, which will begin to expire in 2017. The Company also has $1.7 million of net operating losses from various states, which will begin to expire in 2013, all of which will be recorded in equity when realized. The Company has state research and development credits of $1.4 million which will carryforward indefinitely. Additionally, the Company has $0.4 million of investment tax credit on research and development expenditures from its operations in Canada which will begin to expire in 2018. The Company believes that it is more likely than not that the deferred tax assets will be realized. In making this determination, the Company considers all available positive and negative evidence, including scheduled reversals of liabilities, projected future taxable income, tax planning strategies and recent financial performances.

During the years ended December 31, 2011, January 1, 2011 and January 2, 2010, the Company recorded a tax benefit of $1.7 million, $5.6 million and $3.0 million, respectively, from the exercise of non-qualified stock options and incentive stock options as a reduction of its income tax liability and an increase in equity. The tax benefit results from the difference between the fair value of the Company’s stock on the exercise dates and the exercise price of the option.

The Company has not provided for income taxes on undistributed earnings of foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations. As of December 31, 2011, the Company’s foreign subsidiaries have cumulative losses.

During the years ended December 31, 2011, January 1, 2011 and January 2, 2010, the Company included in its consolidated income tax provision, a current income tax provision of $26,000, $0.3 million and $0.2 million, respectively, related to Cercacor. Also, for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, the Company included in its consolidated income tax provision, a deferred income tax benefit of $0.3 million, and deferred income tax provisions of $0.5 million and $0.1 million, respectively, related to Cercacor. For the years ended December 31, 2011, January 1, 2011 and January 2, 2010, the temporary differences that give rise to the deferred tax provisions and benefits are mainly research and development credits, share-based compensation expense and deferred revenue.

Cercacor’s deferred tax asset balance as of December 31, 2011 and January 1, 2011 was $1.4 million and $1.1 million, respectively, which consists of deferred revenue, fixed assets and intangibles, share-based compensation and research and experimentation credit carryforwards, which begin to expire in 2028. Management of Cercacor believes that it is more likely than not that part of deferred tax assets related to research and experimentation credit will not be realized. In making this determination, Cercacor considers all available positive and negative evidence, including scheduled reversals of liabilities, projected future taxable income, tax planning strategies and recent financial performances. For both of the years ended December 31, 2011 and January 1, 2011, a valuation allowance of $0.4 million has been provided on such credit carryforwards.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year ended December 31, 2011	Year ended January 1, 2011
Unrecognized tax benefits, beginning of period	$7,502	$8,094
Increase from tax positions in prior period	181	94
Increase from tax positions in current period	1,318	1,129
Settlements	—	(143)
Lapse of statute of limitations	(635)	(1,672)

Unrecognized tax benefits, end of period	$8,366	$7,502

The amount of unrecognized benefits which, if ultimately recognized, could favorably affect the tax rate in a future period was $7.4 million and $6.5 million as of December 31, 2011 and January 1, 2011, respectively. Both amounts are net of any federal and/or state benefits. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next 12 months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next 12 months cannot be made currently.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. For the years ended December 31, 2011, January 1, 2011 and January 2, 2010, the Company had accrued $0.7 million, $0.6 million and $0.7 million, respectively, for the payment of interest.

The Company conducts business in multiple jurisdictions, and as a result, one or more of the Company’s subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The Company has concluded on all U.S. federal income tax matters for years through 2007. All material state, local and foreign income tax matters have been concluded for years through 2004.

15. Quarterly Financial Data (unaudited)

The following tables contain selected unaudited consolidated statements of income data for each quarter of 2011 and 2010 (in thousands, except per share data):

	Quarter ended
Fiscal 2011	April 2, 2011	July 2, 2011	October 1, 2011	December 31, 2011
Total revenue	$113,042	$109,565	$104,040	$112,341
Gross profit	76,832	75,251	68,439	73,612
Operating income	25,389	22,132	18,933	20,063
Net income attributable to Masimo Corporation stockholders	18,013	17,038	14,829	13,820
Net income per share attributable to Masimo Corporation stockholders:
Basic(1)	$0.30	$0.28	$0.25	$0.23
Diluted	$0.30	$0.28	$0.24	$0.23

	Quarter ended
Fiscal 2010	April 3, 2010	July 3, 2010	October 2, 2010	January 1, 2011
Total revenue	$98,765	$100,080	$100,988	$105,574
Gross profit	69,537	70,305	71,612	74,128
Operating income	40,784	21,010	22,838	21,589
Net income attributable to Masimo Corporation stockholders	26,710	14,287	16,419	16,114
Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.46	$0.24	$0.28	$0.27
Diluted	$0.44	$0.24	$0.27	$0.26

(1)	The sum of the quarterly basic net income per share amounts for the year ended December 31, 2011 does not equal the annual per share amount due to differences in the weighted average shares outstanding between the quarterly and annual computations.