Form 10-Q
period 2012-03-31
MASIMO CORP
filed 2012-05-03
CIK 937556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of March 31, 2012
Common stock, $0.001 par value	57,335,896

MASIMO CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MASIMO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in thousands, except par values)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$128,848	$129,882
Accounts receivable, net of allowance for doubtful accounts of $1,559 and $1,798 at March 31, 2012 and December 31, 2011, respectively	60,861	57,013
Royalties receivable	7,285	7,102
Inventories	47,879	45,944
Prepaid expenses	6,405	9,410
Deferred tax assets	11,542	11,576
Other current assets	3,649	2,008

Total current assets	266,469	262,935
Deferred cost of goods sold	50,587	51,679
Property and equipment, net	20,246	15,239
Intangible assets, net	12,595	11,393
Goodwill	5,633	448
Deferred tax assets	16,776	16,766
Other assets	8,083	7,644

Total assets	$380,389	$366,104

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$29,397	$27,302
Accrued compensation	17,628	19,717
Accrued liabilities	20,792	12,297
Income taxes payable	4,882	570
Deferred revenue	16,837	16,019
Current portion of capital lease obligations	48	48

Total current liabilities	89,584	75,953
Deferred revenue	849	984
Capital lease obligations, less current portion	62	74
Other liabilities	12,117	9,427

Total liabilities	102,612	86,438
Commitments and contingencies
Equity
Masimo Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 57,336 and 58,247 shares outstanding at March 31, 2012 and December 31, 2011, respectively	57	58
Treasury stock, 2,941 and 2,001 shares at March 31, 2012 and December 31, 2011, respectively	(58,606)	(37,396)
Additional paid-in capital	247,480	243,528
Accumulated other comprehensive income	861	1,274
Retained earnings	85,138	69,364

Total Masimo Corporation stockholders’ equity	274,930	276,828
Noncontrolling interest	2,847	2,838

Total equity	277,777	279,666

Total liabilities and equity	$380,389	$366,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands, except per share amounts)

	Three Months Ended
	March 31, 2012	April 2, 2011
Revenue:
Product	$112,219	$101,577
Royalty	7,009	11,465

Total revenue	119,228	113,042
Cost of goods sold	39,923	36,210

Gross profit	79,305	76,832
Operating expenses:
Selling, general and administrative	46,472	41,468
Research and development	10,505	9,975

Total operating expenses	56,977	51,443

Operating income	22,328	25,389
Non-operating income (expense)	(582)	194

Income before provision for income taxes	21,746	25,583
Provision for income taxes	5,980	7,429

Net income including noncontrolling interest	15,766	18,154
Net (income) loss attributable to the noncontrolling interest	8	(141)

Net income attributable to Masimo Corporation stockholders	15,774	18,013

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(413)	(128)

Comprehensive income attributable to Masimo Corporation stockholders	$15,361	$17,885

Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.27	$0.30

Diluted	$0.27	$0.30

Weighted average shares used in per share calculations:
Basic	58,178	59,598

Diluted	59,142	60,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	Three Months Ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net income including noncontrolling interest	$15,766	$18,154
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	1,760	2,044
Share-based compensation	3,804	3,433
Provision (benefit) for doubtful accounts	(217)	72
Provision for obsolete inventory	471	376
Provision for warranty costs	619	699
Income tax benefit from exercise of stock options granted prior to January 1, 2006	56	751
Excess tax deficit from share-based payment arrangements	167	198
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,496)	(2,263)
(Increase) decrease in royalties receivable	(183)	228
(Increase) decrease in inventories	(1,930)	2,489
(Increase) decrease in deferred cost of goods sold	1,119	(4,673)
Decrease in prepaid expenses	3,031	3,028
Increase in other assets	(2,090)	(356)
Increase (decrease) in accounts payable	1,268	(4,375)
Decrease in accrued compensation	(2,198)	(6,981)
Increase (decrease) in accrued liabilities	170	(721)
Increase in income taxes payable	4,141	3,555
Increase in deferred revenue	683	161
Increase in other liabilities	307	361

Net cash provided by operating activities	23,248	16,180

Cash flows from investing activities:
Purchases of property and equipment	(1,913)	(808)
Increase in intangible assets	(525)	(498)
Cash paid for acquisition	(7,176)	—

Net cash used in investing activities	(9,614)	(1,306)

Cash flows from financing activities:
Repayments of capital lease obligations	(12)	(16)
Proceeds from issuance of common stock	275	2,628
Excess tax deficit from share-based payment arrangements	(167)	(198)
Repurchases of common stock	(14,366)	—

Net cash provided by (used in) financing activities	(14,270)	2,414

Effect of foreign currency exchange rates on cash	(398)	11

Net increase (decrease) in cash and cash equivalents	(1,034)	17,299
Cash and cash equivalents at beginning of period	129,882	88,305

Cash and cash equivalents at end of period	$128,848	$105,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of the Company

Masimo Corporation, or the Company, is a global medical technology company that develops, manufactures, and markets noninvasive patient monitoring products. The Company’s mission is to improve patient outcomes and reduce cost of care by taking noninvasive monitoring to new sites and applications. The Company invented Masimo Signal Extraction Technology, or Masimo SET®, which provides the capabilities of Measure-Through Motion and Low Perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. The Company has also developed Masimo rainbow® SET products which monitor multiple blood measurements, including oxygen content, carboxyhemoglobin, methemoglobin and hemoglobin. Additional rainbow® SET measurements that assist clinicians are Pleth Variability Index, respiration rate, Halo IndexTM and In Vivo AdjustmentTM. The Company develops, manufactures and markets a family of patient monitoring solutions which incorporate a monitor or circuit board and sensors, including proprietary single-patient use, reusable and resposable sensors, and cables. The Company considers the pulse oximetry device (monitor or circuit board), its sensors and cables and software fees to be products as defined in its condensed consolidated statements of comprehensive income. The Company sells to hospitals and the alternate care market through its direct sales force and distributors, and markets its circuit boards containing the Company’s proprietary algorithm and software architecture to original equipment manufacturer, or OEM, partners.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2011 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed with the SEC on February 17, 2012. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 29, 2012 or for any other interim period or for any future year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the variable interest entity, or VIE, of which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation. In accordance with GAAP, current authoritative guidance is applied when determining whether an entity is subject to consolidation.

Fiscal Periods

The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 fiscal week quarters and one 14 fiscal week quarter. Fiscal 2011 was on a 52 week fiscal calendar in which the Company’s first, second and third quarters ended on Saturday April 2, July 2 and October 1, 2011, respectively, and its fiscal year ended on Saturday, December 31, 2011. Fiscal 2012 is on a 52 week fiscal calendar in which the Company’s first quarter ended on Saturday March 31, 2012, the second and third quarters will end on Saturday, June 30 and September 29, 2012, respectively, and its fiscal year will end on Saturday, December 29, 2012.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Use of Estimates

The Company prepares its financial statements in conformity with GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include: determination of accounts receivable allowances, inventory reserves, assets acquired in connection with a business combination, warranty reserves, rebate reserves, valuation of the Company’s stock options, distributor channel inventory, royalty revenues, deferred revenue and uncertain income tax positions. Actual results could differ from those estimates.

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

Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this guidance as to specific assets or liabilities. There were no transfers between level 1, level 2 and level 3 inputs during the three months ended March 31, 2012. The Company carries cash and cash equivalents at cost which approximates fair value.

The following tables represent the Company’s fair value hierarchy for its financial assets (in thousands):

	Fair Value Measurement as of March 31, 2012 using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$66,995	$—	$—	$66,995
Money Market funds	10,481	—	—	10,481

Total	$77,476	$—	$—	$77,476

	Fair Value Measurement as of December 31, 2011 using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$67,800	$—	$—	$67,800
Money Market funds	1,337	—	—	1,337

Total	$69,137	$—	$—	$69,137

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

Intangible Assets

Costs to renew intangibles are capitalized and amortized over the remaining useful life of the intangible. For the three months ended March 31, 2012, total renewal costs capitalized for patents and trademarks were $28,000 and $11,000, respectively. As of March 31, 2012, the weighted average number of years until the next renewal is two years for patents and six years for trademarks.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Impairment of Goodwill and Intangible assets

The Company follows the current authoritative guidance for goodwill and intangible asset impairment. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. In the first step of the goodwill impairment test, the estimated fair value of the reporting unit is compared with its carrying amount, including goodwill. If the estimated fair value is less than the carrying amount, then a second step must be completed in order to determine the amount of the goodwill impairment. In the second step, the implied fair value of the goodwill is determined by allocating the fair value of all of the reporting unit’s assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the allocation is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

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

No impairment of goodwill, intangible assets, or other long-lived assets was recorded during the three months ended March 31, 2012 or April 2, 2011.

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

In September 2009, the Financial Accounting Standards Board, or FASB, amended the accounting standards related to revenue recognition for arrangements with multiple deliverables. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. The Company adopted these new standards on a prospective basis. Therefore, the new standards apply only to revenue arrangements entered into or materially modified beginning January 2, 2011. Revenue arrangements entered into or modified prior to January 2, 2011 continue to be accounted for under the prior authoritative guidance. For revenue arrangements that were entered into or materially modified after the adoption of these standards, implementation of this new authoritative guidance had no significant impact on the Company’s reported revenue in the first quarter of fiscal 2011 as compared to revenue if the related arrangements entered into or materially modified after the effective date were subject to the accounting requirements in effect in the prior year.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Changes in the product warranty accrual were as follows (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Warranty accrual, beginning of period	$698	$544
Provision for warranty costs	619	699
Warranty expenditures	(621)	(604)

Warranty accrual, end of period	$696	$639

Comprehensive Income

Authoritative accounting guidance establishes requirements for reporting and disclosure of comprehensive income and its components. Comprehensive income includes foreign currency translation adjustments that have been excluded from net income including noncontrolling interest and reflected in Masimo Corporation stockholders’ equity.

Net Income Per Share

Basic net income per share attributable to Masimo Corporation for the three months ended March 31, 2012 and April 2, 2011 is computed by dividing net income attributable to Masimo Corporation by the weighted average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation stockholders for the three months ended March 31, 2012 and April 2, 2011 is computed by dividing the net income attributable to Masimo Corporation stockholders by the weighted average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the three months ended March 31, 2012 and April 2, 2011, options to purchase 6.3 million and 3.8 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented. Based on authoritative accounting guidance, the Company reduced its net income including noncontrolling interest by the amount of net (income) loss attributable to noncontrolling interest for the three months ended March 31, 2012 and April 2, 2011. A reconciliation of basic and diluted net income per share attributable to Masimo Corporation stockholders is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2012	April 2, 2011
Net income attributable to stockholders of Masimo Corporation:
Net income including noncontrolling interest	$15,766	$18,154
Net (income) loss attributable to the noncontrolling interest	8	(141)

Net income attributable to Masimo Corporation stockholders	$15,774	$18,013

Basic net income per share attributable to Masimo Corporation stockholders:
Net income attributable to Masimo Corporation stockholders	$15,774	$18,013

Weighted average shares outstanding—basic	58,178	59,598

Basic net income per share attributable to Masimo Corporation stockholders	$0.27	$0.30

Diluted net income per share attributable to Masimo Corporation stockholders:
Weighted average shares outstanding—basic	58,178	59,598
Diluted share equivalent: stock options	964	1,393

Weighted average shares outstanding—diluted	59,142	60,991

Diluted net income per share attributable to Masimo Corporation stockholders	$0.27	$0.30

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3. Variable Interest Entity (VIE)

The Company follows authoritative guidance for the consolidation of its VIE, which requires an enterprise to determine whether its variable interest gives it a controlling financial interest in a VIE. This consolidation guidance for a VIE replaced the prior quantitative approach for identifying which enterprise should consolidate a VIE with a qualitative approach. Determination about whether an enterprise should consolidate a VIE is required to be evaluated continuously as changes to existing relationships or future transactions may result in consolidating or deconsolidating the VIE.

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

The Company is also subject to certain specific annual minimum aggregate royalty payments. The minimum aggregate royalty payments were $1.25 million for both the three months ended March 31, 2012 and April 2, 2011. In addition, in connection with a change in control, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for all licensed rainbow® measurements payable to Cercacor will increase to $15.0 million per year for 2011 and thereafter and up to $2.0 million per year for other rainbow® measurements.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In February 2009, in order to accelerate the product development of an improved total hemoglobin spot-check measurement device, Pronto-7, the Company’s Board of Directors agreed to fund additional Cercacor engineering expenses. Specifically, these expenses included third party engineering materials and supplies expense as well as 50% of Cercacor’s total engineering and engineering related payroll expenses from April 2009 through June 2010, the original anticipated completion date of this product development effort. Since July 2010, Cercacor has continued to assist the Company with product development efforts and charged the Company accordingly. During the three months ended March 31, 2012, and until both parties agree to end these services, Cercacor assisted and will continue to assist the Company with continuing productization efforts of the new handheld noninvasive multi-parameter spot-check hemoglobin testing device. During the three months ended March 31, 2012 and April 2, 2011, the total expenses for these additional services, material and supplies totaled $0.8 million and $0.8 million, respectively.

The condensed consolidated balance sheets include a noncontrolling interest in Cercacor of $2.8 million and $2.8 million as of March 31, 2012 and December 31, 2011, respectively, which represents the value of common stock, additional paid in capital and retained earnings of Cercacor, which are not available to the Company. In addition, the condensed consolidated balance sheets include, net of intercompany eliminations, total assets of $5.9 million and $6.0 million as of March 31, 2012 and December 31, 2011, respectively, related to Cercacor. Cercacor’s total assets as of March 31, 2012 included $2.7 million for intangible assets, $1.4 million related to deferred tax assets, $1.2 million for property and equipment and $0.5 million of cash and cash equivalents. Its total assets as of December 31, 2011 included $2.5 million for intangible assets and $1.4 million related to deferred tax assets. The condensed consolidated balance sheets include total liabilities, net of intercompany eliminations, of $0.9 million and $1.2 million as of March 31, 2012 and December 31, 2011, respectively, related to Cercacor.

Pursuant to authoritative accounting guidance, Cercacor is consolidated within the Company’s financial statements for all periods presented. The Company was required to consolidate Cercacor since the Company was deemed to be the primary beneficiary of Cercacor’s activities. This determination was based on the Company’s significant influence over the operations and decision making of Cercacor. Accordingly, all intercompany royalties, option and license fees and other charges between the Company and Cercacor as well as all intercompany payables and receivables have been eliminated in the consolidation. Also, all direct engineering expenses that have been incurred by the Company and charged to Cercacor have not been eliminated and are included as research and development expense in the Company’s condensed consolidated statements of comprehensive income. Upon consolidation, $2.7 million and $2.9 million of receivables due from the Company as of March 31, 2012 and December 31, 2011, respectively, were eliminated. Also upon consolidation, $5.2 million and $5.3 million of deferred revenue related to technology licensed to the Company as of March 31, 2012 and December 31, 2011, respectively, were eliminated. Assets of Cercacor can only be used to settle obligations of Cercacor and creditors of Cercacor have no recourse to the general credit of the Company.

For the foreseeable future, the Company anticipates that it will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a VIE or in the event that the Company is no longer the primary beneficiary of Cercacor, the Company may discontinue consolidating the entity.

The changes in noncontrolling interest for Cercacor are as follows (in thousands):

Three Months Ended March 31, 2012
Noncontrolling interest, beginning of period	$2,838
Increase in additional paid-in capital of noncontrolling interest	17
Net loss attributable to noncontrolling interest	(8)
Other comprehensive income attributable to noncontrolling interest	—

Noncontrolling interest, end of period	$2,847

4. Acquisition

On March 9, 2012, the Company acquired substantially all of the assets and certain liabilities of Spire Semiconductor, LLC, or Spire, a maker of advanced light emitting diode and other advanced component-level technologies. Masimo Semiconductor, Inc., or Masimo Semiconductor, a newly-formed, wholly-owned subsidiary of Masimo Corporation, will operate the business going forward. The acquisition gives Masimo an advanced ability to develop custom components, accelerate development cycles, and optimize future product costs. Masimo Semiconductor, based in New Hampshire, will specialize in wafer epitaxy, foundry services, and device fabrication for biomedical, telecommunications, consumer products and other markets.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Under the acquisition agreement, Masimo agreed to pay $8.0 million and assume $0.5 million of Spire’s liabilities, subject to adjustments contained in the agreement. Simultaneous with this asset acquisition, the Company entered into a lease agreement with a related party to Spire Corporation, to lease manufacturing and office space in New Hampshire through March 2017.

All the assets and liabilities acquired from Spire as of March 9, 2012, and Masimo Semiconductor’s operating results from March 10, 2012 through March 31, 2012 are included in these condensed consolidated financial statements. Pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s financial condition or results of operations.

5. Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments that are readily convertible into known amounts of cash, to be cash equivalents. As of March 31, 2012, the Company’s cash balance was $51.4 million, which was comprised of checking accounts. Additionally, the Company had cash equivalents of $77.4 million, consisting of $67.0 million of U.S. Treasury bills with a maturity of three months or less at the date of purchase, and $10.4 million of money market funds. As of December 31, 2011, the Company’s cash balance was $60.8 million, comprised of checking accounts. Additionally, the Company had cash equivalents of $69.1 million, consisting of $67.8 million of U.S. Treasury bills and $1.3 million of money market funds.

6. Royalties Receivable

The royalty receivable of $7.3 million as of March 31, 2012 represents the Company’s estimated amount due for the three months ended March 31, 2012. Pursuant to the settlement agreement with Nellcor Puritan Bennett, Inc. (currently Covidien Ltd., or Covidien), the royalties are paid to the Company based on a percentage of sales of Covidien U.S. based pulse oximetry products. The Company recognizes royalty revenue based on the royalty rate per the settlement agreement multiplied by its estimate of Covidien’s sales for each quarter. Any adjustments to the quarterly estimate are recorded prospectively in the following quarter, when the Company receives the Covidien royalty report and payment, which is generally 60 days after the end of each of Covidien’s fiscal quarters.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

	March 31, 2012	December 31, 2011
Raw materials	$24,897	$25,444
Work in-process	5,484	4,851
Finished goods	17,498	15,649

Total	$47,879	$45,944

8. Stock Repurchase Program

In August 2011, the Company’s board of directors authorized the repurchase of up to 3.0 million shares of the Company’s common stock under a repurchase program. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the year ended December 31, 2011, 1.8 million shares were repurchased, at an average price of $19.61 per share, totaling $36.2 million. During the three months ended March 31, 2012, 0.9 million shares were repurchased, at an average price of $22.56 per share, totaling $21.2 million. Of this amount, $14.4 million was settled prior to March 31, 2012 and $6.8 million was settled after March 31, 2012, which is recorded as an accrued liability as of March 31, 2012.

9. Share-Based Compensation

On August 7, 2007, in connection with the Company’s initial public offering, the 2007 Stock Incentive Plan, or the 2007 Plan, became effective. Under the 2007 Plan, 3.0 million shares of common stock were initially reserved for future issuance, plus shares available under the prior year equity incentive plans, including shares that become available under the 2007 Plan due to forfeitures at prices not less than the fair market value of the Company’s common stock on the date the option is granted. The options generally vest annually over five years using the straight-line method, unless otherwise provided, and expire ten years from the date of grant. Options forfeited under any of the Company’s stock incentive plans are automatically added to the share reserve of the 2007 Plan. Pursuant to the “evergreen” provision contained in the 2007 Plan, an additional 1.7 million shares of common stock were added to the share reserve of the 2007 Plan on January 1, 2012, which represented 3% of the Company’s total shares outstanding as of the year ended December 31, 2011. The Company may terminate the 2007 Plan at any time. If not terminated sooner, the 2007 Plan will automatically terminate on August 7, 2017.

During the fiscal year ended December 31, 2011, the Company issued 629,000 shares of common stock as a result of stock option exercises. The number and weighted average exercise price of options issued and outstanding under all stock option plans are as follows (in thousands, except for exercise prices):

	Three Months Ended March 31, 2012
	Shares	Average Exercise Price
Options outstanding, beginning of period	8,277	$22.68
Granted	159	$21.18
Canceled	(142)	$26.88
Exercised	(29)	$21.72

Options outstanding, end of period	8,265	$22.63

Options exercisable, end of period	4,228	$20.74
Options available for grant, end of period	5,224

The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s share-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Risk-free interest rate	0.9% to 1.3%	2.0% to 2.5%
Expected term	5.5 years	5.3 years
Estimated volatility	37.7% to 42.6%	38.6% to 40.6%
Expected dividends	0%	0%
Weighted-average fair value of options granted	$8.00	$11.68

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The total share-based compensation expense for the three months ended March 31, 2012 and April 2, 2011 was $3.8 million and $3.4 million, respectively. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of March 31, 2012 was $31.4 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of March 31, 2012 was $25.4 million. The aggregate intrinsic value of options exercised during the three months ended March 31, 2012, was $0.3 million. The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The unrecognized share-based compensation as of March 31, 2012 was $42.2 million related to unvested options granted after January 1, 2006. The weighted average remaining contractual term of options outstanding as of March 31, 2012 was 6.5 years. The weighted average remaining contractual term of options exercisable as of March 31, 2012 was 3.9 years.

10. Commitments and Contingencies

Leases

The Company leases its facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through March 2017. Certain facilities leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight line method based on total lease payments. The Company also received certain leasehold improvement incentives totaling $0.7 million for its headquarters facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of March 31, 2012 and December 31, 2011, rent expense accrued in excess of the amount paid aggregated $0.4 million and $0.3 million, respectively, and is classified in other liabilities in the accompanying consolidated balance sheets. The Company also leases automobiles in Europe that are classified as operating leases and expire at various dates through February 2015. The majority of these leases are non-cancelable. The Company also has capital leases outstanding for office equipment all of which are non-cancelable.

Future minimum lease payments under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands):

	As of March 31, 2012
	Operating Leases	Capital Leases	Total
2012 (balance of year)	$3,843	$42	$3,885
2013	4,934	49	4,983
2014	3,843	20	3,863
2015	1,919	—	1,919
2016	1,687	—	1,687
Thereafter	289	—	289

Total	$16,515	$111	$16,626

Rental expense related to operating leases was $1.0 million and $0.9 million for the three months ended March 31, 2012 and April 2, 2011, respectively. The Company currently has three capital leases related to office equipment. These leases have interest rates ranging from 5.2% to 6.6% per year and mature on various dates from December 2012 through May 2014. As of March 31, 2012, the total future remaining interest cost under all capital leases was $1,000.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Employee Retirement Savings Plan

In fiscal year 1996, the Company adopted the Masimo Retirement Savings Plan, or the Plan, which is a 401(k) plan covering all of the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches 100% of an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the Plan on a discretionary basis. The Company contributed $0.3 million to the Plan for each of the three months ended March 31, 2012 and April 2, 2011, all in the form of matching contributions.

Employment and Severance Agreement

As of March 31, 2012, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary with annual increases at the discretion of the Compensation Committee of the board. The employment agreement provides for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement has an initial term of three years, with automatic daily renewal, unless either the Company or the executive notifies the other party of non-renewal of the agreement. Also, under this employment agreement, the key employee may be entitled to receive certain salary, equity, tax, medical and life insurance benefits if he is terminated by the Company, if he terminates his employment for good reason under certain circumstances or if there is a change in control of the Company.

As of March 31, 2012, the Company had severance plan participation agreements with three of its executive officers. The participation agreements, or Agreements, are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, or Severance Plan, which became effective on July 19, 2007 and was amended effective December 31, 2008. Under the Agreements, each executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

As of March 31, 2012, the Company had limited severance plan participation agreements with three of its executive officers. These limited participation agreements, or Limited Agreements, are governed by the terms and conditions of the Severance Plan. Under the Limited Agreements, 50% of the executive officer’s unvested and outstanding stock options will immediately vest if the executive officer is terminated by the Company upon a change in control under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

Purchase Commitments

Pursuant to contractual obligations with vendors, the Company had $52.1 million of purchase commitments as of March 31, 2012, which is expected to be purchased within one year. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.

Concentrations of Risk

The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash deposits in U.S. Treasury bills and money market accounts with major financial institutions. As of March 31, 2012, the Company had $51.4 million of bank balances of which $11.7 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations. As of December 31, 2011, the Company had $60.8 million of bank balances of which $25.7 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.

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

The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended March 31, 2012 and April 2, 2011, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $61.4 million and $54.2 million, respectively.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of March 31, 2012, two different just-in-time distributors each represented 10% and 6% of the accounts receivable balance. As of December 31, 2011, one just-in-time distributor represented 5% of the accounts receivable balance.

For the three months ended March 31, 2012, the Company had sales through two just-in-time distributors, which each represented 14% and 12% of the total revenue, respectively. For the three months ended April 2, 2011, the Company had sales through two just-in-time distributors, which each represented 14% and 10% of the total revenue, respectively. For both periods, the just-in-time distributors take and fulfill orders from the Company’s direct customers, many of whom have signed long-term sensor agreements with the Company.

Litigation

On February 3, 2009, the Company filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH related to Philips’ FAST pulse oximetry technology and certain of Philips patient monitors. The suit was brought in the U.S. District Court for the District of Delaware. Two patents originally asserted in this suit, related to the Company’s measure-through motion technology, were successfully enforced in the Company’s previous suit against Nellcor. On June 15, 2009, Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH answered the Company’s complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against the Company as well as counterclaims seeking declaratory judgments of invalidity on the patents asserted by the Company against Philips. On July 9, 2009, the Company filed its answer denying Philips’ counterclaims and asserting various defenses. The Company also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against the Company. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. On October 4, 2010, the Court limited the number of patents to be construed to four for the Company and three for Philips. Further, on October 6, 2010, the Court denied Philips’ motion to bifurcate and stay damages in the patent case. In December 2010, the Court held a hearing regarding the construction of the patent claims and the Magistrate Judge issued a Report and Recommendation on claim construction on February 18, 2011. On January 17, 2012, the District Court Judge issued a claim construction order, adopting the Report and Recommendation of the Magistrate Judge, except with respect to one construction on one of the Company’s patents to which it had objected. With respect to this one claim construction, the District Court Judge did not adopt the recommendation from the Magistrate Judge and adopted the construction proposed by the Company. The Company believes that it has good and substantial defenses to the antitrust and patent infringement claims asserted by Philips. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.

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

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended
	March 31, 2012		April 2, 2011
Geographic Area by Destination
North and South America	$84,294	75.1%	$77,094	75.9%
Europe, Middle East and Africa	16,419	14.6	14,035	13.8
Asia and Australia	11,506	10.3	10,448	10.3

Total product revenue	$112,219	100%	$101,577	100%

United States	$80,766		$72,377

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

12. Income Taxes

As of March 31, 2012, the balance of the gross unrecognized tax benefit was $8.6 million, of which $7.7 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. As of December 31, 2011, the balance of the gross unrecognized tax benefit was $8.4 million, of which $7.4 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. For the three months ended March 31, 2012 and April 2, 2011, the Company expensed $0.1 million and $0.1 million, respectively, for interest.

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

The provision for income taxes was $6.0 million and $7.4 million, or an effective tax rate of 27.5% and 29.0%, for the three months ended March 31, 2012 and April 2, 2011, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state taxes, permanent differences between pre-tax income for financial reporting purposes and taxable income, state research related tax credits, the recognition of tax benefits related to uncertain tax positions and anticipated income in jurisdictions in which the Company does business with different effective tax rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to our stock repurchase program; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we filed with the SEC on February 17, 2012. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview

We are a global medical technology company that develops, manufactures, and markets noninvasive patient monitoring products. Our mission is to improve patient outcomes and reduce cost of care by taking noninvasive monitoring to new sites and applications. We invented Masimo SET®, which provides the capabilities of Measure-Through Motion and Low Perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. Pulse oximetry is the noninvasive measurement of the oxygen saturation level of arterial blood, or the blood that delivers oxygen to the body’s tissues, and pulse rate. Pulse oximetry is one of the most common measurements made in and out of hospitals around the world. Masimo SET® has been validated in over 100 independent clinical studies and is the only pulse oximetry technology we are aware of that has been proven to help clinicians detect critical congenital heart disease in newborns, reduce retinopathy of prematurity in neonates, and decrease intensive care unit transfers and rapid response activations on the general floor.

Our products consist of a monitor or circuit board for use with our proprietary single-patient use and reusable sensors and cables. We sell our products to end-users through our direct sales force and certain distributors, and some of our products to our OEM partners, for incorporation into their products. As of March 31, 2012, we estimate that the worldwide installed base of our pulse oximeters and OEM monitors that incorporate Masimo SET® was 1,005,000 units, based on an estimated 10 year field life assumption. Our installed base is the primary driver for the recurring sales of our sensors, most notably, single-patient adhesive sensors. Based on industry reports, we estimate that the worldwide pulse oximetry market was over $1 billion in 2011, the largest component of which was the sale of sensors.

After introducing Masimo SET®, we have continued to innovate by introducing breakthrough noninvasive measurements beyond arterial blood oxygen saturation level and pulse rate, which create new market opportunities in both the hospital and non-hospital care settings. In 2005, we launched our Masimo rainbow® SET platform utilizing both Masimo SET® and licensed rainbow® technology, which we believe includes the first devices cleared by the Food and Drug Administration, or FDA, to noninvasively and continuously monitor multiple measurements that previously required invasive or complicated procedures. Also, in 2005, we launched noninvasive carboxyhemoglobin, or SpCO®, allowing measurement of carbon monoxide levels in the blood. Carbon monoxide is the most common cause of poisoning in the world. In 2006, we launched noninvasive methemoglobin, or SpMet®, allowing for the measurement of methemoglobin levels in the blood. Methemoglobin in the blood leads to a dangerous condition known as methemoglobinemia, which occurs as a reaction to some common drugs used in hospitals and outpatient procedures. In 2007, we launched Masimo Pleth Variability Index, or PVI®. Fluid administration is critical to optimizing fluid status in surgery and critical care, but traditional invasive methods to guide fluid administration often fail to predict fluid responsiveness and newer methods are complicated and costly. In March 2008, we debuted noninvasive hemoglobin, or SpHb®. In May 2008, we received FDA clearance for SpHb®, and in March 2009, we began full market release of SpHb®. Hemoglobin is defined as the oxygen-carrying component of red blood cells, and is one of the most frequent invasive laboratory measurements in the world, often measured as part of a complete blood count. A low hemoglobin status is called anemia, which is generally caused by bleeding or the inability of the body to produce red blood cells. In November 2009, we received FDA clearance for continuous and noninvasive monitoring of respiration rate, or RRaTM, via rainbow Acoustic MonitoringTM. Respiration rate is the number of breaths per minute, and often the leading indicator of patient distress. Traditional methods used to measure respiration rate are often considered inaccurate or are not tolerated well by patients. In June 2010, we began a full commercial release of RRaTM. In July 2010, we began selling the SEDLine® monitor, which measures brain function on a continuous basis and provides information about a patient’s response to anesthesia. In January 2012, we received FDA clearance for the Pronto-7®, a product designed specifically for spot-checking hemoglobin, along with oxygen saturation and pulse rate.

We also offer a remote monitoring and clinician notification solution called SafetyNetTM, which includes our Masimo SET® or rainbow® SET monitors at the patient’s bedside along with a central assignment station and wired or wireless server. SafetyNetTM wirelessly notifies clinicians who are taking care of multiple patients in different rooms when one of their patients has an alarm, allowing them to intervene sooner and avoid negative outcomes. In October 2010, we debuted the Halo IndexTM, which allows continuous global trending and assessment of multiple physiological measurements of a patient with a single number displayed on the SafetyNetTM screen. Halo IndexTM is pending FDA 510(k) clearance.

We offer Masimo SET® and rainbow® SET through our OEMs and our own end-user products, including the Radical-7TM, Rad-87®, Rad-57TM, Pronto®, Pronto-7®, Rad-8®, Rad-5® and Rad-5vTM,. Our solutions and related products are based upon our proprietary Masimo SET® and rainbow® algorithms. This software-based technology is incorporated into a variety of product platforms depending on our customers’ specifications. Our technology is supported by a substantial intellectual property portfolio that we have built through internal development and, to a lesser extent, acquisitions and license agreements. We have exclusively licensed from our development partner, Cercacor Laboratories, Inc., or Cercacor, the right to OEM rainbow® technology and incorporate rainbow® technology into our products intended to be used by professional caregivers, including, but not limited to, hospital caregivers and alternate care market, facility caregivers.

Cercacor Laboratories, Inc.

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

In February 2009, in order to accelerate the product development of our total hemoglobin spot-check measurement device, we agreed to fund additional Cercacor’s engineering expenses. Specifically, these expenses included third party engineering materials and supplies expense, as well as 50% of Cercacor’s total engineering and engineering related payroll expenses from April 2009 through June 2010, the completion of this product development effort. Since July 2010, Cercacor has continued to assist us with other product development efforts and charged us accordingly. We expect this arrangement to continue in the future. During the three months ended March 31, 2012, the total funding for Cercacor’s additional expenses totaled $0.8 million. For additional discussion of Cercacor, see Note 3 to the condensed consolidated financial statements.

For the foreseeable future, we anticipate that we will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a variable interest entity, or VIE, or in the event that we are no longer the primary beneficiary of Cercacor, we may discontinue consolidating the entity.

Stock Repurchase Program

In August 2011, our board of directors authorized us to repurchase up to 3.0 million shares of our common stock under a repurchase program. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. We have paid for prior repurchases, and expect to continue to pay for any future repurchases, of stock with available cash and cash equivalents. During the year ended December 31, 2011, 1.8 million shares were repurchased, at an average price of $19.61 per share. During the three months ended March 31, 2012, 0.9 million shares were repurchased, at an average price of $22.56 per share. The remaining 0.3 million shares were repurchased in April 2012, thereby completing the stock repurchase program.

Spire Semiconductor Acquisition

On March 9, 2012, we acquired substantially all of the assets of Spire Semiconductor, LLC, or Spire, maker of advanced light emitting diode and other advanced component-level technologies. Masimo Semiconductor, Inc., or Masimo Semiconductor, a newly-formed, wholly-owned subsidiary of ours, will operate the business going forward. Under the acquisition agreement, we agreed to pay $8.0 million and assume $0.5 million of Spire’s liabilities, subject to adjustments contained in the agreement. Simultaneous with this asset acquisition, we entered into a lease agreement with a related party to Spire Corporation, to lease manufacturing and office space through March 2017.

The acquisition gives us an advanced ability to develop custom components, accelerate development cycles, and optimize future product costs. Masimo Semiconductor will specialize in wafer epitaxy, foundry services, and device fabrication for biomedical, telecommunications, consumer products and other markets. For additional information, see Note 4 to the condensed consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages).

	Three months ended
	March 31, 2012	% of Revenue	April 2, 2011	% of Revenue
Revenue:
Product	$112,219	94.1%	$101,577	89.9%
Royalty	7,009	5.9	11,465	10.1

Total revenue	119,228	100.0	113,042	100.0
Cost of goods sold	39,923	33.5	36,210	32.0

Gross profit	79,305	66.5	76,832	68.0
Operating expenses:
Selling, general and administrative	46,472	39.0	41,468	36.7
Research and development	10,505	8.8	9,975	8.8

Total operating expenses	56,977	47.8	51,443	45.5

Operating income	22,328	18.7	25,389	22.5
Non-operating income (expense)	(582)	(0.5)	194	0.2

Income before provision for income taxes	21,746	18.2	25,583	22.7
Provision for income taxes	5,980	5.0	7,429	6.6

Net income including noncontrolling interest	15,766	13.2	18,154	16.1
Net (income) loss attributable to the noncontrolling interest	8	0.0	(141)	(0.1)

Net income attributable to Masimo Corporation stockholders	$15,774	13.2%	$18,013	16.0%

Comparison of the Three Months ended March 31, 2012 to the Three Months ended April 2, 2011

Revenue. Total revenue increased $6.2 million, or 5.5%, to $119.2 million for the three months ended March 31, 2012 from $113.0 million for the three months ended April 2, 2011. Product revenues increased $10.6 million, or 10.5%, to $112.2 million in the three months ended March 31, 2012 from $101.6 million in the three months ended April 2, 2011. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 1,005,000 units at March 31, 2012, up from 890,000 units at April 2, 2011. Contributing to the increase in our product revenue was our rainbow® technology product revenues which increased $1.1 million, or 14.3%, to $8.5 million in the three months ended March 31, 2012 from $7.4 million in the three months ended April 2, 2011. Product revenue of $112.2 million of during the three months ended March 31, 2012 includes $0.3 million from the newly created Masimo Semiconductor business. Revenue generated through our direct and distribution sales channels increased $10.6 million, or 12.4%, to $95.9 million for the three months ended March 31, 2012 compared to $85.3 million for the three months ended April 2, 2011. During the three months ended March 31, 2012, revenues from our OEM channel remained unchanged at $16.3 million compared to the three months ended April 2, 2011.

Our royalty revenue decreased $4.5 million to $7.0 million in the three months ended March 31, 2012 from $11.5 million in the three months ended April 2, 2011. This reduction in revenue was primarily due to a reduction in the royalty rate from 13.0% to 7.75% of Covidien’s U.S. pulse oximetry sales, which became effective on March 15, 2011. This rate reduction was the result of a second amendment to the original settlement agreement with Covidien, which we entered into on January 28, 2011. For additional discussion of the second amendment, see Note 6 to the condensed consolidated financial statements.

Cost of Goods Sold. Cost of goods sold increased $3.7 million to $39.9 million in the three months ended March 31, 2012 from $36.2 million in the three months ended April 2, 2011. Our total gross margin decreased to 66.5% for the three months ended March 31, 2012 from 68.0% for the three months ended April 2, 2011. Excluding royalties, product gross margin remained the same at 64.4% for the three months ended March 31, 2012 as compared to the three months ended April 2, 2011. During the three months ended March 31, 2012, product gross margin was negatively impacted 0.3% by the newly created Masimo Semiconductor business. We incurred $1.3 million in Cercacor royalty expenses for both the three months ended March 31, 2012 and April 2, 2011, which have been eliminated in our condensed consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 63.3% and 63.1% for the three months ended March 31, 2012 and April 2, 2011, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $5.0 million, or 12.1%, to $46.5 million for the three months ended March 31, 2012 from $41.5 million for the three months ended April 2, 2011. The increase was primarily due to a $3.7 million increase in payroll and related costs associated with increased staffing levels. In addition, employee training increased $1.6 million due to a worldwide sales training meeting held during the three months ended March 31, 2012, which did not occur in the three months ended April 2, 2011. In addition, trade show expenses increased $0.8 million resulting from a worldwide trade show in 2012, which is only held once every four years. These increases were partially offset by a $0.7 million reduction in legal fees, primarily due to the timing of litigation activity. Selling, general and administrative expenses of $46.5 million for the three months ended March 31, 2012, included $0.1 million from the newly created Masimo Semiconductor business. Included in total selling, general and administrative expenses are $0.6 million and $0.4 million of direct expenses incurred by our VIE for the three months ended March 31, 2012 and April 2, 2011, respectively.

Research and Development. Research and development expenses increased $0.5 million, or 5.3%, to $10.5 million for the three months ended March 31, 2012 from $10.0 million for the three months ended April 2, 2011. The increase was primarily due to increased payroll and payroll related costs of $0.5 million associated with increased research and development staffing levels due to continued growth of our business. Included in total research and development expenses are $0.8 million and $0.7 million of engineering expenses incurred by our VIE for the three months ended March 31, 2012 and April 2, 2011, respectively.

Non-operating income (expense). Non-operating expense was $0.6 million for the three months ended March 31, 2012, as compared to non-operating income of $0.2 million for the three months ended April 2, 2011. This net change of $0.8 million was primarily due to the recognition of net realized and unrealized losses on foreign currency denominated transactions during the three months ended March 31, 2012, as compared to the recognition of net realized and unrealized gains on foreign currency denominated transactions during the three months ended April 2, 2011. The net realized and unrealized losses recognized during the three months ended March 31, 2012 resulted primarily from the strengthening of the U.S. dollar against the Japanese Yen, offset by the weakening of the U.S. dollar against the Euro and British Pound. The net realized and unrealized gains recognized during the three months ended April 2, 2011 resulted primarily from the weakening of the U.S. dollar against Euro and British Pound partially offset by the strengthening of the U.S. dollar against the Japanese Yen.

Provision for Income Taxes. Our provision for income taxes was $6.0 million for the three months ended March 31, 2012 compared to $7.4 million for the three months ended April 2, 2011. Our effective tax rate decreased to 27.5% for the three months ended March 31, 2012, compared to 29.0% for the three months ended April 2, 2011. This decrease in the effective tax rate was due primarily to the mix of income in jurisdictions in which we do business and partially offset by a rate increase resulting from the suspension of the federal research and experiment credit. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law, the recognition and derecognition of tax benefits associated with uncertain tax positions and the geographic composition of pre-tax income.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $128.8 million, of which $67.0 million was invested in U.S. Treasury bills, $10.4 million was in money market accounts with major financial institutions and $51.4 million was in checking accounts and certificates of deposit. We carry cash equivalents at cost which approximates fair value.

During the three months ended March 31, 2012, we received $6.8 million from Covidien for royalties related to their sales. We expect to continue to receive a royalty based on Covidien’s pulse oximetry products sales in the U.S., through the term of the royalty agreement and at least through March 15, 2014. The royalty rate is currently 7.75%.

During the three months ended March 31, 2012, we repurchased 0.9 million shares of our common stock at an average price of $22.56 per share, totaling $21.2 million. Of this amount, $14.4 million was settled prior to March 31, 2012 and $6.8 million was settled after March 31, 2012.

Cash Flows from Operating Activities. Cash provided by operating activities was $23.2 million in the three months ended March 31, 2012. The source of cash consisted primarily of net income including noncontrolling interest of $15.8 million due to continued growth of our business and non-cash share-based compensation was $3.8 million. Additionally, income taxes payable increased $4.1 million and prepaid expenses decreased by $3.0 million due to a reduction in prepaid taxes. These sources of cash were partially offset by an increase in accounts receivable of $3.5 million resulting from higher sales, a decrease in accrued compensation of $2.2 million as a result of accrued bonus payouts in the first quarter of 2012, and a $1.9 million increase in inventory due to growth in the business.

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

Cash Flows from Investing Activities. Cash used in investing activities for the three months ended March 31, 2012 was $9.6 million primarily due to a preliminary payment of $7.2 million for the acquisition of Spire Semiconductor assets, net of excess liabilities assumed and subject to final adjustment. Additionally, $1.9 million was used for purchases of property and equipment to support our manufacturing operations. Cash used in investing activities for the three months ended April 2, 2011 was $1.3 million primarily due to $0.8 million for purchases of property and equipment to support our manufacturing operations.

Cash Flows from Financing Activities. Cash used in financing activities for the three months ended March 31, 2012 was $14.3 million, resulting from $14.4 million in common stock repurchases. Cash provided by financing activities for the three months ended April 2, 2011 was $2.4 million, primarily due to $2.6 million of proceeds from the issuance of common stock associated with the exercise of stock options.

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

Current Financing Arrangements. As of March 31, 2012, we had capital leases related to office equipment with an outstanding balance of $0.1 million and total remaining interest of $1,000. We had no other debt obligations.

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 17, 2012. There have been no material changes in our critical accounting policies since December 31, 2011.

Inventory/Reserves for Excess or Obsolete Inventory

Inventories are stated at the lower of cost or market. Cost is determined using a standard cost method, which approximates FIFO (first-in, first-out). Inventory valuation reserves are recorded for materials that have become obsolete or are no longer used in current production and for inventory that has a market value less than the carrying value in inventory. We generally purchase raw materials in quantities that we anticipate will be fully used within one year. However, changes in operating strategy and customer demand, and frequent unpredictable fluctuations in market values for such materials can limit our ability to effectively utilize all of the raw materials purchased and sold through resulting finished goods to customers for a profit. We regularly monitor potential inventory excess, obsolescence and lower market values compared to standard costs and, when necessary, reduce the carrying amount of our inventory to its market value.

We develop our inventory reserve based on an evaluation of the expected future use of our inventory on an item by item basis. We apply historical obsolescence rates to estimate the loss on inventory expected to have a recovery value below cost. Our historical obsolescence rates are developed from our company specific experience for major categories of inventory, which are then applied to excess inventory on an item by item basis. We also develop other specific inventory reserves when we become aware of other unique events that result in a known recovery value below cost. For inventory items that have been written down, either due to the inventory reserve analysis or due to a specific event, the reduced value becomes the new cost basis. The new cost basis of an inventory item is not marked up in subsequent periods. Our inventory reserve was $5.1 million and $5.4 million as of March 31, 2012 and December 31, 2011, respectively. If our estimates for potential inventory losses prove to be too low, then our future earnings will be affected when the related additional inventory losses are recorded.

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

In September 2009, the Financial Accounting Standards Board, or FASB, amended the accounting standards related to revenue recognition for arrangements with multiple deliverables. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. We adopted these new standards on a prospective basis. Therefore, the new standards apply only to revenue arrangements entered into or materially modified beginning January 2, 2011. Revenue arrangements entered into or materially modified prior to January 2, 2011 continue to be accounted for under the prior authoritative guidance. For revenue arrangements that were entered into or materially modified after the adoption of these standards, implementation of this new authoritative guidance had no significant impact on our reported revenue in the first quarter of fiscal 2011 as compared to revenue if the related arrangements entered into or materially modified after the effective date were subject to the accounting requirements in effect in the prior year.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuation in interest expense is limited to our outstanding capital lease arrangements, which have fixed interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at March 31, 2012. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.

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

Our primary foreign currency exchange rate exposures are with the Euro, the Japanese yen, the Canadian dollar, the British pound and the Australian dollar against the U.S. dollar. Foreign currency exchange rates have experienced significant movements recently and may continue to do so in the future. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of a 10% change in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. dollar). As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 3, 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH related to Philips’ FAST pulse oximetry technology and certain of Philips patient monitors. The suit was brought in the U.S. District Court for the District of Delaware. Two patents originally asserted in this suit, related to our measure-through motion technology, were successfully enforced in our previous suit against Nellcor. On June 15, 2009, Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH answered our complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against us as well as counterclaims seeking declaratory judgments of invalidity on the patents asserted by us against Philips. On July 9, 2009, we filed our answer denying Philips’ counterclaims and asserting various defenses. We also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against us. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. On October 4, 2010, the Court limited the number of patents to be construed to four for us and three for Philips. In addition, on October 6, 2010, the Court denied Philips’ motion to bifurcate and stay damages in the patent case. In December 2010, the Court held a hearing regarding the construction of the patent claims and the Magistrate Judge issued a Report and Recommendation on claim construction on February 18, 2011. On January 17, 2012, the District Court Judge issued a claim construction order, adopting the Report and Recommendation of the Magistrate Judge, except with respect to one construction on one of our patents to which we had objected. With respect to this one claim construction, the District Court Judge did not adopt the recommendation from the Magistrate Judge and adopted the construction proposed by us. We believe that we have good and substantial defenses to the antitrust and patent infringement claims asserted by Philips. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.

From time to time, we are involved in legal proceedings in the ordinary course of business. Other than the proceedings described above and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 17, 2012, we are not currently involved in any material legal proceedings.

Item 1A.	Risk Factors

Before you decide to invest or maintain an interest in our common stock, you should consider carefully the risks described below, which have been updated since the filing of our Annual Report on Form 10-K with the SEC on February 17, 2012, together with the other information contained in this Quarterly Report on Form 10-Q. We believe the risks described below are the risks that are material to us as of the date this Quarterly Report on Form 10-Q is initially filed with the SEC. If any of the following risks comes to fruition, our business, financial condition, results of operations and growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment or interest.

We have marked with an asterisk (*) those risk factors below that include a substantive change from or update to the risk factors included in our Annual Report on Form 10-K filed with the SEC on February 17, 2012.

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

These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of the contractual arrangement. For the three months ended March 31, 2012 and April 2, 2011, shipments of our pulse oximetry products to customers that are members of GPOs represented $61.4 million and $54.2 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our business would be harmed.

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

We also have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers or groups of customers, or distributors, or that we will be able to attract and retain additional customers in the future. For the three months ended March 31, 2012, we had sales through two just-in-time distributors, which each represented 14% and 12% of our total revenue, respectively. The loss of any large customer or distributor, could have a material adverse effect on our financial condition and results of operations.

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

We are party to a settlement agreement with Covidien. Under the current settlement agreement, we earn royalties on Covidien’s total U.S. based pulse oximetry sales. For the three months ended March 31, 2012, our royalties from the Covidien settlement agreement totaled $7.0 million. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share. As a result, an elimination of royalties that we earn under the settlement agreement in the future will have a significant impact on our revenue, gross margins, operating income and earnings per share.

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

In addition, new patents obtained by our competitors could threaten the continued commercialization of our products in the market even after they have already been introduced. In 2009, Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against us, as further explained in Part I, Item 3 of our Annual Report on Form 10-K filed with the SEC on February 17, 2012 and Part II, Item 1 of this Quarterly Report on Form 10-Q.

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

In February 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors as described in Part I, Item 3 of our Annual Report on Form 10-K, filed with the SEC on February 17, 2012, Part II, Item 1 of this Quarterly Report on Form 10-Q and Note 10 to these condensed consolidated financial statements. Both Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH are associated with Philips Medical Systems, an OEM partner of ours. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.

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

From our inception through March 31, 2012, we initiated five voluntary recalls of our products, none of which was material to our operating results. Each of these recalls was reported to the FDA within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these or any future voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

Changes in the health care industry in the U.S. and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business. Significantly, President Obama signed health care reform legislation into law that will require most individuals to have health insurance, establish new regulations on health plans, and create insurance pooling mechanisms and other expanded public health care measures. This legislation also will reduce Medicare spending on services provided by hospitals and other providers and, after December 31, 2012, impose a 2.3% tax on the sale of a taxable medical device in the U.S. by the manufacturer, producer or importer. Our operating expenses resulting from this excise tax and results of operations will be materially and adversely affected, if we are unable to pass the excise tax onto our customers.

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

Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that as of March 31, 2012, a number of stockholders of Cercacor continued to own shares of our stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.

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

We have acquired five businesses since our inception and we may acquire additional businesses in the future. Successful acquisitions depend upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. Even if we complete acquisitions, we may experience:

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

We derive a portion of our net sales from international operations. In the three months ended March 31, 2012 and April 2, 2011, 28.0% and 28.7%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.

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

There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From January 1, 2012 to March 31, 2012, our closing stock price ranged from $18.46 to $23.52. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

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

As of March 31, 2012, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned 12.9% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, the stockholders may be able to exercise a significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of us, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

* You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.

As of March 31, 2012, an aggregate of 13,488,989 shares of our stock were reserved for future issuance under our three equity incentive plans, 8,265,440 of which were subject to options outstanding as of that date at a weighted average exercise price of $22.63 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.

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

The Company previously implemented a stock repurchase program, which terminated pursuant to its terms in April 2012. In the event our board of directors determines to authorize one or more stock repurchase programs in the future, any repurchase of our common stock would be at the discretion of the committee appointed by the board of directors, and would depend on several factors including, but not limited to, results of operations, capital requirements, financial conditions and the market price of our common stock. Therefore, there would be no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. In the event our board of directors determines to authorize one or more stock repurchase programs in the future, our board of directors could modify or amend our stock repurchase programs at its discretion without stockholder approval.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Stock repurchases during the three months ended March 31, 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2012 to January 28, 2012	—	$—	—	1,154,900
January 29, 2012 to February 25, 2012	—	—	—	1,154,900
February 26, 2012 to March 31, 2012	940,020	22.56	940,020	214,880

Total (2)	940,020	$22.56	940,020	214,880

(1)

In August 2011, our board of directors authorized us to repurchase up to 3.0 million shares of our common stock under a stock repurchase program. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. As of April 2012, we had repurchased the full 3.0 million shares of common stock authorized under the stock repurchase program and the program has automatically terminated pursuant to its terms.

(2)	During the three months ended March 31, 2012, we purchased 940,020 shares during the period under a Rule 10b5-1 trading plan dated March 14, 2012.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASIMO CORPORATION

Date: May 2, 2012	By:	/S/ Joe Kiani
Joe Kiani
Chief Executive Officer and Chairman

Date: May 2, 2012	By:	/S/ Mark P. de Raad
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3	(3)	Amended and Restated Bylaws adopted on October 20, 2011 (Exhibit 3.2)

4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999 between the Registrant and certain of its stockholders (Exhibit 4.2)

4.3	(2)	Rights Agreement, dated November 9, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)

4.4#	(4)	Masimo Retirement Savings Plan. (Exhibit 4.7)

12.1		Statement Regarding the Computation of Ratio of Earnings to Fixed Charges

31.1		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2		Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1		Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (No. 333-142171) originally filed on April 17, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form S-1, as amended.
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on November 9, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(3)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on October 26, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(4)	Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed on February 11, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form S-8.
#	Indicates management or compensatory plan.