Form 10-Q
period 2012-06-30
MASIMO CORP
filed 2012-08-02
CIK 937556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of June 30, 2012
Common stock, $0.001 par value	57,161,191

MASIMO CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MASIMO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in thousands, except par values)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$121,517	$129,882
Accounts receivable, net of allowance for doubtful accounts of $1,521 and $1,798 at June 30, 2012 and December 31, 2011, respectively	64,517	57,013
Royalties receivable	7,253	7,102
Inventories	45,735	45,944
Prepaid expenses	9,925	9,410
Deferred tax assets	11,561	11,576
Other current assets	4,170	2,008

Total current assets	264,678	262,935
Deferred cost of goods sold	52,023	51,679
Property and equipment, net	21,377	15,239
Intangible assets, net	12,876	11,393
Goodwill	5,633	448
Deferred tax assets	17,083	16,766
Other assets	7,337	7,644

Total assets	$381,007	$366,104

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$22,703	$27,302
Accrued compensation	18,521	19,717
Accrued liabilities	14,633	12,297
Income taxes payable	368	570
Deferred revenue	18,380	16,019
Current portion of capital lease obligations	46	48

Total current liabilities	74,651	75,953
Deferred revenue	842	984
Capital lease obligations, less current portion	51	74
Other liabilities	10,305	9,427

Total liabilities	85,849	86,438
Commitments and contingencies
Equity
Masimo Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 57,161 and 58,247 shares outstanding at June 30, 2012 and December 31, 2011, respectively	57	58
Treasury stock, 3,156 and 2,001 shares at June 30, 2012 and December 31, 2011, respectively	(63,664)	(37,396)
Additional paid-in capital	251,779	243,528
Accumulated other comprehensive income	1,217	1,274
Retained earnings	102,835	69,364

Total Masimo Corporation stockholders’ equity	292,224	276,828
Noncontrolling interest	2,934	2,838

Total equity	295,158	279,666

Total liabilities and equity	$381,007	$366,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenue:
Product	$115,317	$102,555	$227,536	$204,132
Royalty	7,458	7,010	14,467	18,475

Total revenue	122,775	109,565	242,003	222,607
Cost of goods sold	41,343	34,314	81,266	70,524

Gross profit	81,432	75,251	160,737	152,083
Operating expenses:
Selling, general and administrative	47,649	43,673	94,121	85,141
Research and development	11,110	9,446	21,615	19,421

Total operating expenses	58,759	53,119	115,736	104,562

Operating income	22,673	22,132	45,001	47,521
Non-operating income (expense)	(462)	528	(1,044)	722

Income before provision for income taxes	22,211	22,660	43,957	48,243
Provision for income taxes	4,443	5,751	10,423	13,180

Net income including noncontrolling interest	17,768	16,909	33,534	35,063
Net (income) loss attributable to the noncontrolling interest	(71)	129	(63)	(12)

Net income attributable to Masimo Corporation stockholders	17,697	17,038	33,471	35,051

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	356	295	(57)	167

Comprehensive income attributable to Masimo Corporation stockholders	$18,053	$17,333	$33,414	$35,218

Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.31	$0.28	$0.58	$0.59

Diluted	$0.30	$0.28	$0.57	$0.57

Weighted average shares used in per share calculations:
Basic	57,141	59,842	57,660	59,720

Diluted	58,084	61,232	58,612	61,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	Six Months Ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net income including noncontrolling interest	$33,534	$35,063
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	3,973	3,840
Share-based compensation	7,837	7,574
Provision (benefit) for doubtful accounts	(216)	92
Provision for obsolete inventory	533	850
Provision for warranty costs	1,222	1,334
Benefit from deferred income taxes	(319)	—
Income tax benefit from exercise of stock options granted prior to January 1, 2006	138	1,058
Excess tax (deficit) benefit from share-based payment arrangements	285	(89)
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,154)	(2,433)
(Increase) decrease in royalties receivable	(151)	4,748
(Increase) decrease in inventories	152	(776)
Increase in deferred cost of goods sold	(367)	(5,135)
Increase in prepaid expenses	(325)	(2,043)
Increase in other assets	(1,896)	(101)
Decrease in accounts payable	(5,410)	(2,045)
Decrease in accrued compensation	(1,166)	(6,257)
Increase (decrease) in accrued liabilities	310	(831)
Increase (decrease) in income taxes payable	(485)	676
Increase (decrease) in deferred revenue	2,218	(1,394)
Increase (decrease) in other liabilities	(1,544)	654

Net cash provided by operating activities	31,169	34,785

Cash flows from investing activities:
Purchases of property and equipment	(4,842)	(2,123)
Increase in intangible assets	(1,220)	(848)
Cash paid for acquisition	(7,150)	—

Net cash used in investing activities	(13,212)	(2,971)

Cash flows from financing activities:
Repayments of capital lease obligations	(23)	(27)
Proceeds from issuance of common stock	593	5,127
Excess tax deficit (benefit) from share-based payment arrangements	(285)	89
Repurchases of common stock	(26,268)	—

Net cash provided by (used in) financing activities	(25,983)	5,189

Effect of foreign currency exchange rates on cash	(339)	386

Net increase (decrease) in cash and cash equivalents	(8,365)	37,389
Cash and cash equivalents at beginning of period	129,882	88,305

Cash and cash equivalents at end of period	$121,517	$125,694

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2011 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed with the SEC on February 17, 2012. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 29, 2012 or for any other interim period or for any future year.

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

Fiscal Periods

The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 fiscal week quarters and one 14 fiscal week quarter. Fiscal 2011 was on a 52 week fiscal calendar in which the Company’s first, second and third quarters ended on Saturday April 2, July 2 and October 1, 2011, respectively, and its fiscal year ended on Saturday, December 31, 2011. Fiscal 2012 is on a 52 week fiscal calendar in which the Company’s first and second quarters ended on Saturday March 31, 2012, and June 30, 2012, respectively, and its third quarter will end on Saturday, September 29, 2012, and its fiscal year will end on Saturday, December 29, 2012.

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

Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this guidance as to specific assets or liabilities. There were no transfers between level 1, level 2 and level 3 inputs during the three and six months ended June 30, 2012. The Company carries cash and cash equivalents at cost which approximates fair value.

The following tables represent the Company’s fair value hierarchy for its financial assets (in thousands):

	Fair Value Measurement as of June 30, 2012 using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$57,995	$—	$—	$57,995
Money Market funds	1,625	—	—	1,625

Total	$59,620	$—	$—	$59,620

	Fair Value Measurement as of December 31, 2011 using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$67,800	$—	$—	$67,800
Money Market funds	1,337	—	—	1,337

Total	$69,137	$—	$—	$69,137

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Intangible Assets

Costs to renew intangibles are capitalized and amortized over the remaining useful life of the intangible. For the three and six months ended June 30, 2012, total renewal costs capitalized for patents were $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2012, total renewal costs capitalized for trademarks were $12,000 and $23,000, respectively. As of June 30, 2012, the weighted average number of years until the next renewal is two years for patents and six years for trademarks.

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

No impairment of goodwill, intangible assets, or other long-lived assets was recorded during the three and six months ended June 30, 2012 or July 2, 2011.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Product Warranty

The Company provides a warranty against defects in material and workmanship for a period ranging from six months to one year, depending on the product type. In the case of long-term sales agreements, the Company typically warranties the products for the term of the agreement, which ranges from three to six years. In traditional sales activities, including direct and OEM sales, the Company establishes an accrual for the estimated costs of warranty at the time of revenue recognition. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales. In long-

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

term sales agreements, revenue related to extended warranty is recognized over the life of the contract, while the product warranty costs related to the long-term sales agreements are expensed as incurred.

Changes in the product warranty accrual were as follows (in thousands):

	Six Months Ended
	June 30, 2012	July 2, 2011
Warranty accrual, beginning of period	$698	$544
Provision for warranty costs	1,222	1,334
Warranty expenditures	(1,221)	(1,217)

Warranty accrual, end of period	$699	$661

Comprehensive Income

Authoritative accounting guidance establishes requirements for reporting and disclosure of comprehensive income and its components. Comprehensive income includes foreign currency translation adjustments that have been excluded from net income including noncontrolling interest and reflected in Masimo Corporation stockholders’ equity.

Net Income Per Share

Basic net income per share attributable to Masimo Corporation for the three and six months ended June 30, 2012 and July 2, 2011 is computed by dividing net income attributable to Masimo Corporation stockholders by the weighted average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation stockholders for the three and six months ended June 30, 2012 and July 2, 2011 is computed by dividing the net income attributable to Masimo Corporation stockholders by the weighted average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the three and six months ended June 30, 2012, options to purchase 6.4 million and 6.4 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented. For the three and six months ended July 2, 2011, options to purchase 2.3 million and 3.6 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented. Based on authoritative accounting guidance, the Company reduced its net income including noncontrolling interest by the amount of net (income) loss attributable to noncontrolling interest for the three and six months ended June 30, 2012 and July 2, 2011. A reconciliation of basic and diluted net income per share attributable to Masimo Corporation stockholders is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income attributable to stockholders of Masimo Corporation:
Net income including noncontrolling interest	$17,768	$16,909	$33,534	$35,063
Net (income) loss attributable to the noncontrolling interest	(71)	129	(63)	(12)

Net income attributable to Masimo Corporation stockholders	$17,697	$17,038	$33,471	$35,051

Basic net income per share attributable to Masimo Corporation stockholders:
Net income attributable to Masimo Corporation stockholders	$17,697	$17,038	$33,471	$35,051

Weighted average shares outstanding - basic	57,141	59,842	57,660	59,720

Basic net income per share attributable to Masimo Corporation stockholders	$0.31	$0.28	$0.58	$0.59

Diluted net income per share attributable to Masimo Corporation stockholders:
Weighted average shares outstanding - basic	57,141	59,842	57,660	59,720
Diluted share equivalent: stock options	943	1,390	952	1,376

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Weighted average shares outstanding – diluted	58,084	61,232	58,612	61,096

Diluted net income per share attributable to Masimo Corporation stockholders	$0.30	$0.28	$0.57	$0.57

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

will include the percentage of the revenue based on the number of rainbow® enabled measurements. For hospital contracts where the Company places equipment and enters into a sensor contract, the Company pays a royalty to Cercacor on the total sensor contract revenues based on the ratio of rainbow® enabled devices to total devices.

The Company is also subject to certain specific annual minimum aggregate royalty payments. The aggregate royalty payments were $1.3 million and $2.5 million for the three and six months ended June 30, 2012, respectively, and $1.3 million and $2.5 million for the three and six months ended July 2, 2011, respectively. In addition, in connection with a change in control, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for all licensed rainbow® measurements payable to Cercacor will increase to $15.0 million per year for 2012 and thereafter and up to $2.0 million per year for other rainbow® measurements.

In February 2009, in order to accelerate the product development of an improved total hemoglobin spot-check measurement device, Pronto-7, the Company’s Board of Directors agreed to fund additional Cercacor engineering expenses. Specifically, these expenses included third party engineering materials and supplies expense as well as 50% of Cercacor’s total engineering and engineering related payroll expenses, from April 2009 through June 2010, the original anticipated completion date of this product development effort. Since July 2010, Cercacor has continued to assist the Company with product development efforts and charged the Company accordingly. During the six months ended June 30, 2012, and until both parties agree to end these services, Cercacor assisted and will continue to assist the Company with continuing productization efforts of the new handheld noninvasive multi-parameter spot-check hemoglobin testing device. During the three and six months ended June 30, 2012, the total expenses for these additional services, material and supplies totaled $0.9 million and $1.6 million, respectively. During the three and six months ended July 2, 2011, the total expenses for these additional services, material and supplies totaled $0.6 million and $1.3 million, respectively.

The condensed consolidated balance sheets include a noncontrolling interest in Cercacor of $2.9 million and $2.8 million as of June 30, 2012 and December 31, 2011, respectively, which represents the value of common stock, additional paid in capital and retained earnings of Cercacor, which are not available to the Company. In addition, the condensed consolidated balance sheets include, net of intercompany eliminations, total assets of $6.3 million and $6.0 million as of June 30, 2012 and December 31, 2011, respectively, related to Cercacor. Cercacor’s total assets as of June 30, 2012 included $2.9 million for intangible assets, $1.4 million related to deferred tax assets and $1.8 million for property and equipment. Its total assets as of December 31, 2011 included $2.5 million for intangible assets and $1.4 million related to deferred tax assets. The condensed consolidated balance sheets include total liabilities, net of intercompany eliminations, of $1.5 million and $1.2 million as of June 30, 2012 and December 31, 2011, respectively, related to Cercacor.

Pursuant to authoritative accounting guidance, Cercacor is consolidated within the Company’s financial statements for all periods presented. The Company was required to consolidate Cercacor since the Company was deemed to be the primary beneficiary of Cercacor’s activities. This determination was based on the Company’s significant influence over the operations and decision making of Cercacor. Accordingly, all intercompany royalties, option and license fees and other charges between the Company and Cercacor as well as all intercompany payables and receivables have been eliminated in the consolidation. Also, all direct engineering expenses that have been incurred by the Company and charged to Cercacor have not been eliminated and are included as research and development expense in the Company’s condensed consolidated statements of comprehensive income. Upon consolidation, $2.9 million and $2.9 million of receivables due from the Company as of June 30, 2012 and December 31, 2011, respectively, were eliminated. Also upon consolidation, $5.1 million and $5.3 million of deferred revenue related to technology licensed to the Company as of June 30, 2012 and December 31, 2011, respectively, were eliminated. Assets of Cercacor can only be used to settle obligations of Cercacor and creditors of Cercacor have no recourse to the general credit of the Company.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The changes in noncontrolling interest for Cercacor are as follows (in thousands):

Six Months Ended June 30, 2012
Noncontrolling interest, beginning of period	$2,838
Increase in additional paid-in capital of noncontrolling interest	33
Net income attributable to noncontrolling interest	63
Other comprehensive income attributable to noncontrolling interest	—

Noncontrolling interest, end of period	$2,934

4. Spire Semiconductor Acquisition

On March 9, 2012, the Company acquired substantially all of the assets and certain liabilities of Spire Semiconductor, LLC, or Spire, a maker of advanced light emitting diode and other advanced component-level technologies. Masimo Semiconductor, Inc., or Masimo Semiconductor, a recently formed, wholly-owned subsidiary of Masimo Corporation, will operate the business going forward. The acquisition gives Masimo an advanced ability to develop custom components, accelerate development cycles, and optimize future product costs. Masimo Semiconductor, based in New Hampshire, will specialize in wafer epitaxy, foundry services, and device fabrication for biomedical, telecommunications, consumer products and other markets.

Under the acquisition agreement, Masimo agreed to pay $8.0 million and assume $0.5 million of Spire’s liabilities, subject to adjustments contained in the agreement. Simultaneous with this asset acquisition, the Company entered into a lease agreement with a related party to Spire Corporation, to lease manufacturing and office space in New Hampshire through March 2017.

All the assets and liabilities acquired from Spire as of March 9, 2012, and Masimo Semiconductor’s operating results from March 10, 2012 through June 30, 2012 are included in these condensed consolidated financial statements. Pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s financial condition or results of operations.

5. Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments that are readily convertible into known amounts of cash, to be cash equivalents. As of June 30, 2012, the Company’s cash balance was $61.9 million, which was comprised of checking accounts. Additionally, the Company had cash equivalents of $59.6 million, consisting of $58.0 million of U.S. Treasury bills with a maturity of three months or less at the date of purchase, and $1.6 million of money market funds. As of December 31, 2011, the Company’s cash balance was $60.8 million, comprised of checking accounts. Additionally, the Company had cash equivalents of $69.1 million, consisting of $67.8 million of U.S. Treasury bills and $1.3 million of money market funds.

6. Royalties Receivable

The royalty receivable of $7.3 million as of June 30, 2012 represents the Company’s estimated amount due for the three months ended June 30, 2012. Pursuant to the settlement agreement with Nellcor Puritan Bennett, Inc. (currently Covidien Ltd., or Covidien), the royalties are paid to the Company based on a percentage of sales of Covidien U.S. based pulse oximetry products. The Company recognizes royalty revenue based on the royalty rate per the settlement agreement multiplied by its estimate of Covidien’s sales for each quarter. Any adjustments to the quarterly estimate are recorded prospectively in the following quarter, when the Company receives the Covidien royalty report and payment, which is generally 60 days after the end of each of Covidien’s fiscal quarters.

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

	June 30, 2012	December 31, 2011
Raw materials	$24,479	$25,444
Work in-process	4,317	4,851
Finished goods	16,939	15,649

Total	$45,735	$45,944

8. Stock Repurchase Program

In August 2011, the Company’s board of directors authorized the repurchase of up to 3.0 million shares of the Company’s common stock under a repurchase program. The stock repurchase program may be carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases, Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the year ended December 31, 2011, 1.8 million shares were repurchased, at an average price of $19.61 per share, totaling $36.2 million. During the six months ended June 30, 2012, 1.2 million shares were repurchased, at an average price of $22.74 per share, totaling $26.3 million. During the three months ended June 30, 2012, 0.3 million shares were repurchased, at an average price of $23.54 per share, totaling $5.1 million, which completed the stock repurchase program.

9. Share-Based Compensation

On August 7, 2007, in connection with the Company’s initial public offering, the 2007 Stock Incentive Plan, or the 2007 Plan, became effective. Under the 2007 Plan, 3.0 million shares of common stock were initially reserved for future issuance, plus shares available under the prior year equity incentive plans and shares that become available under the 2007 Plan due to forfeitures at prices not less than the fair market value of the Company’s common stock on the date the option is granted. The options generally vest annually over five years using the straight-line method, unless otherwise provided, and expire ten years from the date of grant. Options forfeited under any of the Company’s stock incentive plans are automatically added to the share reserve of the 2007 Plan. Pursuant to the “evergreen” provision contained in the 2007 Plan, an additional 1.7 million shares of common stock were added to the share reserve of the 2007 Plan on January 1, 2012, which represented 3% of the Company’s total shares outstanding as of December 31, 2011. Subject to applicable laws, the Company may terminate the 2007 Plan at any time. If not terminated sooner, the 2007 Plan will automatically terminate on August 7, 2017.

During the fiscal year ended December 31, 2011, the Company issued 629,000 shares of common stock as a result of stock option exercises. The number and weighted average exercise price of options issued and outstanding under all stock option plans are as follows (in thousands, except for exercise prices):

	Six Months Ended June 30, 2012
	Shares	Average Exercise Price
Options outstanding, beginning of period	8,277	$22.68
Granted	297	$21.22
Canceled	(209)	$27.24
Exercised	(69)	$8.61

Options outstanding, end of period	8,296	$22.63

Options exercisable, end of period	4,382	$20.74
Options available for grant, end of period	5,152

The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s share-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Risk-free interest rate	0.8% to 1.3%	1.6% to 2.2%	0.8% to 1.3%	1.6% to 2.5%
Expected term	5.5 years	5.3 years	5.5 years	5.3 years
Estimated volatility	37.3% to 38.3%	37.1% to 38.0%	37.3% to 42.6%	37.1% to 40.6%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$7.66	$11.48	$7.84	$11.66

The total share-based compensation expense for the three and six months ended June 30, 2012 was $4.0 million and $7.8 million, respectively. The total share-based compensation expense for the three and six months ended July 2, 2011 was $4.1 million and $7.6 million, respectively. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of June 30, 2012 was $27.4 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of June 30, 2012 was $23.9 million. The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2012, was $0.5 million and $0.9 million, respectively. The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The unrecognized share-based compensation as of June 30, 2012 was $38.5 million related to unvested options granted after January 1, 2006. The weighted average remaining contractual term of options outstanding as of June 30, 2012 was 6.3 years. The weighted average remaining contractual term of options exercisable as of June 30, 2012 was 3.7 years.

10. Commitments and Contingencies

Leases

The Company leases its facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through March 2017. Certain facilities leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight line method based on total lease payments. The Company also received certain leasehold improvement incentives totaling $0.7 million for its headquarters facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of June 30, 2012 and December 31, 2011, rent expense accrued in excess of the amount paid aggregated $0.4 million and $0.3 million, respectively, and is classified in other liabilities in the accompanying consolidated balance sheets. The Company also leases automobiles in Europe that are classified as operating leases and expire at various dates through June 2015. The majority of these leases are non-cancelable. The Company also has capital leases outstanding for office equipment all of which are non-cancelable.

Future minimum lease payments under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands):

	As of June 30, 2012
	Operating Leases	Capital Leases	Total
2012 (balance of year)	$2,606	$28	$2,634
2013	5,011	49	5,060
2014	3,702	20	3,722
2015	1,955	—	1,955
2016	1,725	—	1,725
Thereafter	345	—	345

Total	$15,344	$97	$15,441

Rental expense related to operating leases was $1.1 million and $2.1 million for the three and six months ended June 30, 2012, respectively, and $1.0 million and $1.9 million for the three and six months ended July 2, 2011, respectively. The Company currently has three capital leases related to office equipment. These leases have interest rates ranging from 5.2% to 6.6% per year and mature on various dates from December 2012 through May 2014.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Employee Retirement Savings Plan

In fiscal year 1996, the Company adopted the Masimo Retirement Savings Plan, or the Plan, which is a 401(k) plan covering all of the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches 100% of an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the Plan on a discretionary basis. The Company contributed $0.3 million and $0.6 million to the Plan for the three and six months ended June 30, 2012, respectively, and $0.3 million and $0.6 million to the Plan for the three and six months ended July 2, 2011, respectively.

Employment and Severance Agreements

As of June 30, 2012, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary with annual increases at the discretion of the Compensation Committee of the board. The employment agreement provides for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement has an initial term of three years, with automatic daily renewal, unless either the Company or the executive notifies the other party of non-renewal of the agreement. Also, under this employment agreement, the key employee may be entitled to receive certain salary, equity, tax, medical and life insurance benefits if he is terminated by the Company, if he terminates his employment for good reason under certain circumstances or if there is a change in control of the Company.

As of June 30, 2012, the Company had severance plan participation agreements with three of its executive officers. The participation agreements, or Agreements, are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, or Severance Plan, which became effective on July 19, 2007 and was amended effective December 31, 2008. Under the Agreements, each executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

As of June 30, 2012, the Company had limited severance plan participation agreements with three of its executive officers. These limited participation agreements, or Limited Agreements, are governed by the terms and conditions of the Severance Plan. Under the Limited Agreements, 50% of the executive officer’s unvested and outstanding stock options will immediately vest if the executive officer is terminated by the Company upon a change in control under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

Purchase Commitments

Pursuant to contractual obligations with vendors, the Company had $42.7 million of purchase commitments as of June 30, 2012, which are expected to be purchased within one year. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.

Concentrations of Risk

The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash deposits in U.S. Treasury bills and money market accounts with major financial institutions. As of June 30, 2012, the Company had $61.9 million of bank balances, of which $18.3 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations. As of December 31, 2011, the Company had $60.8 million of bank balances, of which $25.7 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.

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

The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three and six months ended June 30, 2012, revenue

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $64.2 million and $125.6 million, respectively. During the three and six months ended July 2, 2011, revenue from the sale of the Company’s pulse oximetry products to U.S. hospitals that are members of GPOs amounted to $57.3 million and $111.5 million, respectively.

As of June 30, 2012, two different just-in-time distributors each represented 9% and 5% of the accounts receivable balance. As of December 31, 2011, one just-in-time distributor represented 5% of the accounts receivable balance.

For the three months ended June 30, 2012, the Company had sales through two just-in-time distributors, which each represented 14% and 12% of the total revenue, respectively. For the six months ended June 30, 2012, the Company also had sales through two just-in-time distributors, which also each represented 14% and 12% of the total revenue, respectively. For the three months ended July 2, 2011, the Company had sales through two just-in-time distributors, which each represented 14% and 10% of the total revenue, respectively. For the six months ended July 2, 2011, the Company had sales through two just-in-time distributors, which each represented 14% and 10% of the total revenue, respectively. For both periods, the just-in-time distributors took and fulfilled orders from the Company’s direct customers, many of whom have signed long-term sensor agreements with the Company.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011
Geographic Area by Destination
North and South America	$86,523	75.0%	$74,922	73.1%	$170,816	75.1%	$152,016	74.5%
Europe, Middle East and Africa	15,871	13.8	15,924	15.5	32,292	14.2	29,959	14.7
Asia and Australia	12,923	11.2	11,709	11.4	24,428	10.7	22,157	10.8

Total product revenue	$115,317	100%	$102,555	100%	$227,536	100%	$204,132	100%

United States	$83,177		$71,496		$163,943		$143,873

12. Income Taxes

As of June 30, 2012, the balance of the gross unrecognized tax benefit was $6.8 million, of which $5.9 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. As of December 31, 2011, the balance of the gross unrecognized tax benefit was $8.4 million, of which $7.4 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. For the three and six months ended June 30, 2012, the Company expensed $0.1 million and $0.1 million, respectively, for interest. For the three and six months ended July 2, 2011, the Company expensed $0.1 million and $0.1 million, respectively, for interest.

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

The provision for income taxes was $4.4 million and $10.4 million, or an effective tax rate of 20.0% and 23.7%, for the three and six months ended June 30, 2012, respectively. The provision for income taxes was $5.8 million and $13.2 million, or an effective tax rate of 25.4% and 27.3%, for the three and six months ended July 2, 2011, respectively. Included in the provision for income taxes for the three and six months ended June 30, 2012 is a $2.0 million income tax benefit relating to the derecognition of an uncertain international tax position resulting from the conclusion of a prior year tax audit. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state taxes, permanent differences between pre-tax income for financial reporting purposes and taxable income, state research related tax credits, the recognition and derecognition of tax benefits related to uncertain tax positions and anticipated income in jurisdictions in which the Company does business with different effective tax rates.

13. Subsequent Event

On August 1, 2012, the Company announced it has acquired PHASEIN AB (Stockholm, Sweden), or Phasein, a developer and manufacturer of ultra-compact mainstream and sidestream capnography, multigas analyzers and handheld capnometry solutions. The Company agreed to pay $30.4 million for all outstanding shares of Phasein, subject to adjustments contained in the acquisition agreement. Since the acquisition date occurred subsequent to June 30, 2012, Phasein’s assets acquired and liabilities assumed, as well as their results of operations, are not included in the Company’s condensed consolidated financial statements as of June 30, 2012. The Company funded the acquisition entirely with existing cash and cash equivalents.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; and statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we filed with the SEC on February 17, 2012. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Our products consist of a monitor or circuit board for use with our proprietary single-patient-use and reusable sensors and cables. We sell our products to end-users through our direct sales force and certain distributors, and some of our products to our OEM partners, for incorporation into their products. As of June 30, 2012, we estimate that the worldwide installed base of our pulse oximeters and OEM monitors that incorporate Masimo SET® was 1,033,000 units, based on an estimated 10 year field life assumption. Our installed base is the primary driver for the recurring sales of our sensors, most notably, single-patient-use adhesive sensors. Based on industry reports, we estimate that the worldwide pulse oximetry market was over $1 billion in 2011, the largest component of which was the sale of sensors.

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

In February 2009, in order to accelerate the product development of our total hemoglobin spot-check measurement device, we agreed to fund additional Cercacor’s engineering expenses. Specifically, these expenses included third party engineering materials and supplies expense, as well as 50% of Cercacor’s total engineering and engineering related payroll expenses from April 2009 through June 2010, the completion of this product development effort. Since July 2010, Cercacor has continued to assist us with other product development efforts and charged us accordingly. We expect this arrangement to continue in the future. During the three months ended June 30, 2012, the total funding for Cercacor’s additional expenses totaled $0.9 million. For additional discussion of Cercacor, see Note 3 to the condensed consolidated financial statements.

For the foreseeable future, we anticipate that we will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a variable interest entity, or VIE, or in the event that we are no longer the primary beneficiary of Cercacor, we may discontinue consolidating the entity.

Stock Repurchase Program

In August 2011, our board of directors authorized us to repurchase up to 3.0 million shares of our common stock under a repurchase program. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. We have paid for prior repurchases of stock with available cash and cash equivalents. During the year ended December 31, 2011, 1.8 million shares were repurchased, at an average price of $19.61 per share. During the six months ended June 30, 2012, 1.2 million shares were repurchased, at an average price of $22.74 per share, totaling $26.3 million. During the three months ended June 30, 2012, 0.3 million shares were repurchased, at an average price of $23.54 per share, totaling $5.1 million, which completed the stock repurchase program.

Spire Semiconductor Acquisition

On March 9, 2012, we acquired substantially all of the assets of Spire Semiconductor, LLC, or Spire, maker of advanced light emitting diode and other advanced component-level technologies. Masimo Semiconductor, Inc., or Masimo Semiconductor, a recently formed, wholly-owned subsidiary of ours, will operate the business going forward. Under the acquisition agreement, we agreed to pay $8.0 million and assume $0.5 million of Spire’s liabilities, subject to adjustments contained in the agreement. Simultaneous with this asset acquisition, we entered into a lease agreement with a related party to Spire Corporation, to lease manufacturing and office space through March 2017.

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

PHASEIN Acquisition

On August 1, 2012, we announced that we have acquired PHASEIN AB (Stockholm, Sweden), or Phasein, a developer and manufacturer of ultra-compact mainstream and sidestream capnography, multigas analyzers and handheld capnometry solutions. The acquisition of Phasein’s multigas technologies complements our breakthrough innovations for patient monitoring with a portfolio of products ranging from OEM solutions for external “plug-in-and-measure” gas analyzers and integrated modules to handheld devices. With multiple measurements delivered through either mainstream or sidestream options, our customers can now benefit from CO2, N2O, O2, and anesthetic agent monitoring in many hospital environments, such as operating rooms, procedural sedations and intensive care units.

We agreed to pay $30.4 million for all outstanding shares of Phasein, subject to adjustments contained in the agreement. Since the acquisition date occurred subsequent to June 30, 2012, Phasein’s assets acquired and liabilities assumed, as well as their results of operations, are not included in our condensed consolidated financial statements as of June 30, 2012. We funded the acquisition entirely with existing cash and cash equivalents.

Results of Operations

The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages).

	Three Months Ended				Six Months Ended
	June 30, 2012	% of Revenue	July 2, 2011	% of Revenue	June 30, 2012	% of Revenue	July 2, 2011	% of Revenue
Revenue:
Product	$115,317	93.9%	$102,555	93.6%	$227,536	94.0%	$204,132	91.7%
Royalty	7,458	6.1	7,010	6.4	14,467	6.0	18,475	8.3

Total revenue	122,775	100.0	109,565	100.0	242,003	100.0	222,607	100.0
Cost of goods sold	41,343	33.7	34,314	31.3	81,266	33.6	70,524	31.7

Gross profit	81,432	66.3	75,251	68.7	160,737	66.4	152,083	68.3
Operating expenses:
Selling, general and administrative	47,649	38.8	43,673	39.9	94,121	38.9	85,141	38.3
Research and development	11,110	9.0	9,446	8.6	21,615	9.0	19,421	8.7

Total operating expenses	58,759	47.8	53,119	48.5	115,736	47.9	104,562	47.0

Operating income	22,673	18.5	22,132	20.2	45,001	18.5	47,521	21.3
Non-operating income (expense)	(462)	(0.4)	528	0.5	(1,044)	(0.4)	722	0.3

Income before provision for income taxes	22,211	18.1	22,660	20.7	43,957	18.1	48,243	21.6
Provision for income taxes	4,443	3.6	5,751	5.3	10,423	4.3	13,180	5.9

Net income including noncontrolling interest	17,768	14.5	16,909	15.4	33,534	13.8	35,063	15.7
Net (income) loss attributable to the noncontrolling interest	(71)	(0.1)	129	0.1	(63)	(0.0)	(12)	(0.0)

Net income attributable to Masimo Corporation stockholders	$17,697	14.4%	$17,038	15.5%	$33,471	13.8%	$35,051	15.7%

Comparison of the Three Months ended June 30, 2012 to the Three Months ended July 2, 2011

Revenue. Total revenue increased $13.2 million, or 12.1%, to $122.8 million for the three months ended June 30, 2012 from $109.6 million for the three months ended July 2, 2011. Product revenues increased $12.7 million, or 12.4%, to $115.3 million in the three months ended June 30, 2012 from $102.6 million in the three months ended July 2, 2011. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters, which we estimate totaled 1,033,000 units at June 30, 2012, up from 922,000 units at July 2, 2011. Contributing to the increase in our product revenue was our rainbow® technology product revenues, which increased $0.6 million, or 6.7%, to $9.7 million in the three months ended June 30, 2012 from $9.1 million in the three months ended July 2, 2011. Product revenue of $115.3 million during the three months ended June 30, 2012 included $0.8 million from the recently acquired Masimo Semiconductor business. Revenue generated through our direct and distribution sales channels increased $13.7 million, or 16.2%, to $98.4 million for the three months ended June 30, 2012, compared to $84.7 million for the three months ended July 2, 2011. During the three months ended June 30, 2012, revenues from our OEM channel decreased $1.0 million, or 5.3%, to $16.9 million, from $17.9 million for the three months ended July 2, 2011. Our royalty revenue increased $0.5 million to $7.5 million in the three months ended June 30, 2012 from $7.0 million in the three months ended July 2, 2011.

Cost of Goods Sold. Cost of goods sold increased $7.0 million to $41.3 million in the three months ended June 30, 2012 from $34.3 million in the three months ended July 2, 2011. Our total gross margin decreased to 66.3% for the three months ended June 30, 2012 from 68.7% for the three months ended July 2, 2011. Excluding royalties, product gross margin decreased to 64.1% for the three months ended June 30, 2012 from 66.5% for the three months ended July 2, 2011. This decline in product gross margin was primarily due to the incremental costs associated with the roll out of a new sensor technology, called X-Cal. In addition, product gross margin declined by 0.8% due to the impact of lower product margins associated with the recently acquired Masimo Semiconductor business. We incurred $1.3 million in Cercacor royalty expenses for both the three months ended June 30, 2012 and July 2, 2011, which have been eliminated in our condensed consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 63.1% and 65.3% for the three months ended June 30, 2012 and July 2, 2011, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $3.9 million, or 9.1%, to $47.6 million for the three months ended June 30, 2012 from $43.7 million for the three months ended July 2, 2011. The increase was primarily due to a $1.8 million increase in payroll and related costs associated with increased staffing levels. In addition, marketing and related expenses increased $1.1 million, primarily resulting from increased advertising expenses and trade shows attended. Also, consulting expense increased by $0.6 million primarily related to acquisition activity during the three months ended June 30, 2012. Selling, general and administrative expenses of $47.6 million for the three months ended June 30, 2012 included $0.4 million from the recently acquired Masimo Semiconductor business. Included in total selling, general and administrative expenses are $0.4 million and $0.5 million of direct expenses incurred by Cercacor for the three months ended June 30, 2012 and July 2, 2011, respectively.

Research and Development. Research and development expenses increased $1.7 million, or 17.6%, to $11.1 million for the three months ended June 30, 2012 from $9.4 million for the three months ended July 2, 2011. The increase was primarily due to increased payroll and payroll related costs of $0.8 million associated with increased research and development staffing levels due to continued investment in research and development efforts. In addition, new project costs and engineering supplies increased $0.3 million related to new product development projects and activities. Included in total research and development expenses are $0.9 million and $0.9 million of engineering expenses incurred by Cercacor for the three months ended June 30, 2012 and July 2, 2011, respectively.

Non-operating income (expense). Non-operating expense was $0.5 million for the three months ended June 30, 2012, as compared to non-operating income of $0.5 million for the three months ended July 2, 2011. This net change of $1.0 million was primarily due to the recognition of net realized and unrealized losses on foreign currency denominated transactions during the three months ended June 30, 2012, as compared to the recognition of net realized and unrealized gains on foreign currency denominated transactions during the three months ended July 2, 2011. The net realized and unrealized losses recognized during the three months ended June 30, 2012 resulted primarily from the strengthening of the U.S. dollar against the Euro, offset by the weakening of the U.S. dollar against the Japanese Yen. The net realized and unrealized gains recognized during the three months ended July 2, 2011 resulted primarily from the weakening of the U.S. dollar against the Euro and the Japanese Yen.

Provision for Income Taxes. Our provision for income taxes was $4.4 million for the three months ended June 30, 2012, compared to $5.8 million for the three months ended July 2, 2011. Our effective tax rate decreased to 20.0% for the three months ended June 30, 2012, compared to 25.4% for the three months ended July 2, 2011. This decrease in the effective tax rate was due primarily to the income tax benefit resulting from the conclusion of a prior year tax audit, and the mix of income in jurisdictions in which we do business, which was partially offset by a rate increase resulting from the suspension of the federal research tax credit. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law, the recognition and derecognition of tax benefits associated with uncertain tax positions and the geographic composition of pre-tax income.

Comparison of the Six Months ended June 30, 2012 to the Six Months ended July 2, 2011

Revenue. Total revenue increased $19.4 million, or 8.7%, to $242.0 million for the six months ended June 30, 2012 from $222.6 million for the six months ended July 2, 2011. Product revenues increased $23.4 million, or 11.5%, to $227.5 million in the six months ended June 30, 2012 from $204.1 million in the six months ended July 2, 2011. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 1,033,000 units at June 30, 2012, up from 922,000 units at July 2, 2011. Contributing to the increase in our product revenue was our rainbow® technology product revenues, which increased $1.7 million, or 10.1%, to $18.2 million in the six months ended June 30, 2012 from $16.5 million in the six months ended July 2, 2011. Product revenue of $227.5 million during the six months ended June 30, 2012 included $1.1 million from the recently acquired Masimo Semiconductor business. Revenue generated through our direct and distribution sales channels increased $24.3 million, or 14.3%, to $194.3 million for the six months ended June 30, 2012, compared to $170.0 million for the six months ended July 2, 2011. During the six months ended June 30, 2012, revenues from our OEM channel decreased $0.9 million, or 2.5%, to $33.2 million from $34.1 million in the six months ended July 2, 2011.

Our royalty revenue decreased $4.0 million to $14.5 million in the six months ended June 30, 2012 from $18.5 million in the six months ended July 2, 2011. This reduction in revenue was primarily due to a reduction in the royalty rate from 13.0% to 7.75% of Covidien’s U.S. pulse oximetry sales, which became effective on March 15, 2011. This rate reduction was the result of a second amendment to the original settlement agreement with Covidien, which we entered into on January 28, 2011. For additional discussion of the second amendment, see Note 6 to the condensed consolidated financial statements.

Cost of Goods Sold. Cost of goods sold increased $10.8 million to $81.3 million in the six months ended June 30, 2012 from $70.5 million in the six months ended July 2, 2011. Our total gross margin decreased to 66.4% for the six months ended June 30, 2012 from 68.3% for the six months ended July 2, 2011. Excluding royalties, product gross margin decreased by 1.2% to

64.3% for the six months ended June 30, 2012 from 65.5% for the six months ended July 2, 2011. This decline in product margin was primarily due to the incremental costs associated with the roll out of a new sensor technology, called X-Cal. In addition, product gross margin declined by 0.5% due to the impact of lower product margins associated with the recently acquired Masimo Semiconductor business. We incurred $2.5 million in Cercacor royalty expenses for both the six months ended June 30, 2012 and July 2, 2011, which have been eliminated in our condensed consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 63.2% and 64.2% for the six months ended June 30, 2012 and July 2, 2011, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $9.0 million, or 10.5%, to $94.1 million for the six months ended June 30, 2012 from $85.1 million for the six months ended July 2, 2011. The increase was primarily due to a $6.8 million increase in payroll and related costs associated with increased staffing levels, including a bi-annual worldwide sales training meeting. In addition, total trade show expenses increased by $1.4 million, primarily due to additional trade shows attended, including a worldwide trade show in Q1 2012, which is only held once every four years. Sales training expenses rose by $1.3 million over the prior year period due to additional training activities and events held in the six months ended June 30, 2012, which were not held in the same prior year period. Also, software licensing expense increased $0.7 million, primarily due to the addition of sales management software tools. Selling, general and administrative expenses of $94.1 million for the six months ended June 30, 2012 included $0.5 million from the recently acquired Masimo Semiconductor business. Included in total selling, general and administrative expenses are $0.9 million of direct expenses incurred by Cercacor for each of the six months ended June 30, 2012 and July 2, 2011, respectively.

Research and Development. Research and development expenses increased $2.2 million, or 11.3%, to $21.6 million for the six months ended June 30, 2012 from $19.4 million for the six months ended July 2, 2011. The increase was primarily due to increased payroll and payroll related costs of $1.4 million associated with increased research and development staffing levels due to investment in research and development efforts. In addition, new project costs and engineering supplies increased $0.5 million related to new product development projects and activities. Included in total research and development expenses are $1.7 million and $1.5 million of engineering expenses incurred by Cercacor for the six months ended June 30, 2012 and July 2, 2011, respectively.

Non-operating income (expense). Non-operating expense was $1.0 million for the six months ended June 30, 2012, as compared to non-operating income of $0.7 million for the six months ended July 2, 2011. This net change of $1.7 million was primarily due to the recognition of net realized and unrealized losses on foreign currency denominated transactions during the six months ended June 30, 2012, as compared to the recognition of net realized and unrealized gains on foreign currency denominated transactions during the six months ended July 2, 2011. The net realized and unrealized losses recognized during the six months ended June 30, 2012 resulted primarily from the strengthening of the U.S. dollar against the Euro and the Japanese Yen. The net realized and unrealized gains recognized during the six months ended July 2, 2011 resulted primarily from the weakening of the U.S. dollar against the Euro and the Japanese Yen.

Provision for Income Taxes. Our provision for income taxes was $10.4 million for the six months ended June 30, 2012 compared to $13.2 million for the six months ended July 2, 2011. Our effective tax rate decreased to 23.7% for the six months ended June 30, 2012, compared to 27.3% for the six months ended July 2, 2011. This decrease in the effective tax rate was due primarily to the income tax benefit resulting from the conclusion of a prior year tax audit, and the mix of income in jurisdictions in which we do business, which was partially offset by a rate increase resulting from the suspension of the federal research tax credit. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law, the recognition and derecognition of tax benefits associated with uncertain tax positions and the geographic composition of pre-tax income.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $121.5 million, of which $58.0 million was invested in U.S. Treasury bills, $1.6 million was in money market accounts with major financial institutions and $61.9 million was in checking accounts and certificates of deposit. We carry cash equivalents at cost which approximates fair value.

During the three months ended June 30, 2012, we received $7.5 million from Covidien for royalties related to their sales. We expect to continue to receive a royalty based on Covidien’s pulse oximetry products sales in the U.S., through the term of the royalty agreement and at least through March 15, 2014. The royalty rate is currently 7.75%.

During the six months ended June 30, 2012, 1.2 million shares were repurchased, at an average price of $22.74 per share, totaling $26.3 million. During the three months ended June 30, 2012, 0.3 million shares were repurchased, at an average price of $23.54 per share, totaling $5.1 million, which completed the stock repurchase program.

Cash Flows from Operating Activities. Cash provided by operating activities was $31.2 million in the six months ended June 30, 2012. The source of cash consisted primarily of net income including noncontrolling interest of $33.5 million due to continued growth of our business, and non-cash activity for share-based compensation and depreciation and amortization of $7.8 million and $4.0 million, respectively. These sources of cash were partially offset by an increase in accounts receivable of $7.2 million due to growth of our business, and a decrease in accounts payable of $5.4 million, due to timing of payments.

Cash provided by operating activities was $34.8 million in the six months ended July 2, 2011. The source of cash consisted primarily of net income including noncontrolling interest of $35.1 million due to continued growth of our business. Royalties receivable decreased by $4.7 million due to the decline in the royalty rate. Additionally, non-cash activity for share-based compensation and depreciation and amortization were $7.6 million and $3.8 million, respectively. These sources of cash were partially offset by a decrease in accrued compensation of $6.3 million as a result of accrued 2010 annual bonus and related payouts in the first quarter of 2011, an increase in deferred cost of goods sold of $5.1 million due to continued shipments of equipment to customers pursuant to long-term sensor contracts, an increase in accounts receivable of $2.4 million due to both timing of collections and growth of our business and a decrease in accounts payable of $2.0 million, due to timing of payments.

Cash Flows from Investing Activities. Cash used in investing activities for the six months ended June 30, 2012 was $13.2 million primarily due to a payment of $7.2 million for the acquisition of Spire Semiconductor assets, net of excess liabilities assumed and subject to final adjustment. Additionally, $4.8 million was used for purchases of property and equipment to support our manufacturing operations. Cash used in investing activities for the six months ended July 2, 2011 was $3.0 million primarily due to $2.1 million for purchases of property and equipment to support our manufacturing operations.

Cash Flows from Financing Activities. Cash used in financing activities for the six months ended June 30, 2012 was $26.0 million, resulting from $26.3 million in common stock repurchases. Cash provided by financing activities for the six months ended July 2, 2011 was $5.2 million, primarily due to $5.1 million of proceeds from the issuance of common stock associated with the exercise of stock options.

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

Current Financing Arrangements. As of June 30, 2012, we had capital leases related to office equipment with an outstanding balance of $0.1 million. We had no other debt obligations.

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

We develop our inventory reserve based on an evaluation of the expected future use of our inventory on an item by item basis. We apply historical obsolescence rates to estimate the loss on inventory expected to have a recovery value below cost. Our historical obsolescence rates are developed from our company specific experience for major categories of inventory, which are then applied to excess inventory on an item by item basis. We also develop other specific inventory reserves when we become aware of other unique events that result in a known recovery value below cost. For inventory items that have been written down, either due to the inventory reserve analysis or due to a specific event, the reduced value becomes the new cost basis. The new cost basis of an inventory item is not marked up in subsequent periods. Our inventory reserve was $5.3 million and $5.4 million as of June 30, 2012 and December 31, 2011, respectively. If our estimates for potential inventory losses prove to be too low, then our future earnings will be affected when the related additional inventory losses are recorded.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuation in interest expense is limited to our outstanding capital lease arrangements, which have fixed interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at June 30, 2012. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of the contractual arrangement. For the three and six months ended June 30, 2012, shipments of our pulse oximetry products to customers that are members of GPOs represented $64.2 million and $125.6 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our business would be harmed.

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

We also have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers or groups of customers, or distributors, or that we will be able to attract and retain additional customers in the future. For the three months ended June 30, 2012, we had sales through two just-in-time distributors, which each represented

14% and 12% of our total revenue, respectively. The loss of any large customer or distributor, could have a material adverse effect on our financial condition and results of operations.

* Organizations that manufacture imitation Masimo sensors and third party medical device reprocessors that reprocess our single-patient-use sensors and then resell them to hospitals at a cost lower than our new sensors may harm our reputation and cause our revenue to decline. Our development of a new technology designed to provide hospitals, clinicians and their patients with sensors that reflect true Masimo quality and performance may not be accepted by all of our customers, which may adversely affect our business, financial condition and results of operations.

We are aware that other organizations are manufacturing imitation Masimo sensors. In addition, we are aware that certain medical device reprocessors have been collecting our used single-patient-use sensors from hospitals and then reprocessing, repackaging and reselling those sensors to hospitals for other patients. Our experience with both these imitation sensors and reprocessed sensors is that they provide inferior performance, increased sensor utilization, reduced comfort and a number of monitoring problems. Notwithstanding these limitations and despite our customers’ acknowledged preference for genuine Masimo single-patient-use adhesive sensors due to performance and risk of contamination, over the past two years there has been an increase in our customers’ awareness of these imitation sensors and reprocessing programs and some customers have indicated a willingness to consider purchasing some of their sensor requirements from these imitation manufacturers and third party reprocessors in an effort to reduce their overall operating costs. These imitation and reprocessed sensors have led to and may continue to lead to confusion with our genuine Masimo products, have reduced and may continue to reduce our revenue, and in some cases have harmed and may continue to harm our reputation, if customers conclude incorrectly that these imitation or reprocessed sensors are original Masimo sensors. In addition, we have expended a significant amount of time and expense investigating issues caused by imitation and reprocessed sensors, troubleshooting problems stemming from such sensors, educating customers about why imitation and reprocessed sensors do not perform up to our performance level and to their expectations, and enforcing our proprietary rights against the imitation manufacturers and reprocessors and under our customer contracts.

We have developed a new technology that is designed to ensure our customers get the performance they expect by using genuine Masimo sensors. This new technology has been included in sensors shipped since Q4 2011 and we expect that nearly all of our distribution channels throughout the world will be carrying these new sensors by the end of 2012. While most customers will not observe any difference when compared to our prior sensors, we believe this technology will help ensure that hospitals, clinicians and, ultimately, their patients, receive true Masimo sensor measurement quality and performance, and will curtail some of the harm to us that results when customers experience performance and other problems with imitation and reprocessed sensors. As a result, although we believe that this technology will be viewed favorably by the overwhelming majority of hospitals and clinicians, there are no assurances that all of our customers will view it positively, which may reduce certain customer demand for our new sensors and, as a result, have a material adverse effect on our business, financial condition and results of operations.

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

We are party to a settlement agreement with Covidien. Under the current settlement agreement, we earn royalties on Covidien’s total U.S. based pulse oximetry sales. For the three months ended June 30, 2012, our royalties from the Covidien settlement agreement totaled $7.5 million. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share. As a result, an elimination of royalties that we earn under the settlement agreement in the future will have a significant impact on our revenue, gross margins, operating income and earnings per share.

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

In February 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors as described in Part I, Item 3 of our Annual Report on Form 10-K, filed with the SEC on February 17, 2012, Part II, Item 1 of this Quarterly Report on Form 10-Q and Note 10 to the accompanying condensed consolidated financial statements. Both Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH are associated with Philips Medical Systems, an OEM partner of ours. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.

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

From our inception through June 30, 2012, we initiated five voluntary recalls of our products, none of which was material to our operating results. Each of these recalls was reported to the FDA within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these or any future voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that as of June 30, 2012, a number of stockholders of Cercacor continued to own shares of our stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.

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

* Existing or future acquisitions of businesses could negatively affect our business, financial condition and results of operations if we fail to integrate the acquired businesses successfully into our existing operations or if we discover previously undisclosed liabilities.

We have acquired six businesses since our inception and we may acquire additional businesses in the future. Successful acquisitions depend upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. Even if we complete acquisitions, we may experience:

•	difficulties in integrating any acquired companies, personnel, products and other assets into our existing business;

•	delays in realizing the benefits of the acquired company, products or other assets;

•	diversion of our management’s time and attention from other business concerns;

•	limited or no direct prior experience in new markets or countries we may enter;

•	higher costs of integration than we anticipated;

•	difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions; and

•	changes in the overall financial model as certain acquired companies may have a different revenue, gross profit margin or operating expense profile.

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

In 2012, we have acquired two operating businesses which will require time and costs to integrate into the Masimo organizational structure. While we have been successful in our ability to integrate four prior acquisitions, however these two new acquisitions are larger, and therefore there can be no assurances that we will be able to effectively integrate two acquisitions during the same fiscal year. Any difficulties in the integration of acquired businesses or unexpected penalties or liabilities in connection with such acquisitions could have a material adverse effect on our business, financial condition and results of operations.

Our international business structure may not result in expected operational benefits.

In 2008, we implemented a new international business structure designed to better serve and support our growing international business. By centralizing our international operations, including sales management, marketing, customer support, planning, logistics and administrative functions, we believe we will be able to develop a more efficient and scalable international organization—capable of being even more responsive to the business needs of our international customers—all under one centralized management structure. We commenced the implementation of an international business structure to align our operations with the business needs of our non-U.S. customers and we believe that we may, in the long run, also benefit from certain operational benefits and achieve a lower overall tax rate. However, there can be no assurance that our efforts will produce any anticipated operational benefits or provide an overall lower tax rate. Realization of the expected benefits will depend on a number of factors, including our future business results and profitability, changes in U.S. or international tax law and the geographic composition of our pre-tax income. Legislative action may be taken by the U.S.

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

We derive a portion of our net sales from international operations. In each of the three and six months ended June 30, 2012, 27.9% of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.

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

There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From April 1, 2012 to June 30, 2012, our closing stock price ranged from $18.42 to $23.89. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

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

As of June 30, 2012, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned 13.0% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, the stockholders may be able to exercise a significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of us, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

* You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.

As of June 30, 2012, an aggregate of 13,448,814 shares of our stock were reserved for future issuance under our three equity incentive plans, 8,296,415 of which were subject to options outstanding as of that date at a weighted average exercise price of $22.63 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.

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

We previously implemented a stock repurchase program, which terminated pursuant to its terms in April 2012. In the event our board of directors determines to authorize one or more stock repurchase programs in the future, any repurchase of our common stock would be at the discretion of the committee appointed by the board of directors, and would depend on several factors including, but not limited to, results of operations, capital requirements, financial conditions and the market price of our common stock. Therefore, there would be no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. In the event our board of directors determines to authorize one or more stock repurchase programs in the future, our board of directors could modify or amend our stock repurchase programs at its discretion without stockholder approval.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Stock repurchases during the three months ended June 30, 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2012 to April 28, 2012	214,880	$23.54	214,880	—
April 29, 2012 to May 26, 2012	—	—	—	—
May 27, 2012 to June 30, 2012	—	—	—	—

Total(2)	214,880	$23.54	214,880	—

(1)

In August 2011, our board of directors authorized us to repurchase up to 3.0 million shares of our common stock under a stock repurchase program. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. As of April 28, 2012, we repurchased the full 3.0 million shares of common stock authorized under the stock repurchase program and the program automatically terminated pursuant to its terms on such date.

(2)	During the three months ended June 30, 2012, we purchased 214,880 shares under a Rule 10b5-1 trading plan.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASIMO CORPORATION

Date: August 1, 2012	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: August 1, 2012	By:	/s/ MARK P. DE RAAD
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3	(3)	Amended and Restated Bylaws adopted on October 20, 2011 (Exhibit 3.2)

4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999 between the Registrant and certain of its stockholders (Exhibit 4.2)

4.3	(2)	Rights Agreement, dated November 9, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)

4.4#	(4)	Masimo Retirement Savings Plan. (Exhibit 4.7)

12.1		Statement Regarding the Computation of Ratio of Earnings to Fixed Charges

31.1		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2		Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1		Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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