Form 10-Q
period 2012-09-29
MASIMO CORP
filed 2012-11-02
CIK 937556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of September 29, 2012
Common stock, $0.001 par value	57,232,216

MASIMO CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 29, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MASIMO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in thousands, except par values)

	September 29, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$112,988	$129,882
Accounts receivable, net of allowance for doubtful accounts of $1,724 and $1,798 at September 29, 2012 and December 31, 2011, respectively	62,998	57,013
Royalties receivable	7,169	7,102
Inventories	48,981	45,944
Prepaid expenses	12,934	9,410
Deferred tax assets	11,574	11,576
Other current assets	3,554	2,008

Total current assets	260,198	262,935
Deferred cost of goods sold	51,539	51,679
Property and equipment, net	23,028	15,239
Intangible assets, net	27,288	11,393
Goodwill	22,745	448
Deferred tax assets	17,308	16,766
Other assets	7,511	7,644

Total assets	$409,617	$366,104

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$26,024	$27,302
Accrued compensation	22,559	19,717
Accrued liabilities	16,580	12,297
Income taxes payable	492	570
Deferred revenue	18,784	16,019
Current portion of capital lease obligations	55	48

Total current liabilities	84,494	75,953
Deferred revenue	709	984
Capital lease obligations, less current portion	74	74
Other liabilities	10,070	9,427

Total liabilities	95,347	86,438
Commitments and contingencies
Equity
Masimo Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at September 29, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 57,232 and 58,247 shares outstanding at September 29, 2012 and December 31, 2011, respectively	57	58
Treasury stock, 3,156 and 2,001 shares at September 29, 2012 and December 31, 2011, respectively	(63,664)	(37,396)
Additional paid-in capital	255,465	243,528
Accumulated other comprehensive income	3,053	1,274
Retained earnings	116,629	69,364

Total Masimo Corporation stockholders’ equity	311,540	276,828
Noncontrolling interest	2,730	2,838

Total equity	314,270	279,666

Total liabilities and equity	$409,617	$366,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenue:
Product	$112,108	$97,639	$339,644	$301,771
Royalty	6,961	6,401	21,428	24,876

Total revenue	119,069	104,040	361,072	326,647
Cost of goods sold	40,736	35,601	122,002	106,125

Gross profit	78,333	68,439	239,070	220,522
Operating expenses:
Selling, general and administrative	48,260	40,134	142,381	125,275
Research and development	12,121	9,372	33,736	28,793

Total operating expenses	60,381	49,506	176,117	154,068

Operating income	17,952	18,933	62,953	66,454
Non-operating income (expense)	912	(240)	(132)	482

Income before provision for income taxes	18,864	18,693	62,821	66,936
Provision for income taxes	5,301	3,869	15,724	17,049

Net income including noncontrolling interest	13,563	14,824	47,097	49,887
Net (income) loss attributable to the noncontrolling interest	231	5	168	(7)

Net income attributable to Masimo Corporation stockholders	13,794	14,829	47,265	49,880

Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,836	202	1,779	369

Comprehensive income attributable to Masimo Corporation stockholders	$15,630	$15,031	$49,044	$50,249

Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.24	$0.25	$0.82	$0.83

Diluted	$0.24	$0.24	$0.81	$0.82

Weighted average shares used in per share calculations:
Basic	57,201	59,971	57,507	59,804

Diluted	58,145	61,086	58,454	61,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net income including noncontrolling interest	$47,097	$49,887
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	6,509	5,608
Share-based compensation	11,033	10,167
Provision (benefit) for doubtful accounts	(5)	184
Provision for obsolete inventory	617	1,879
Provision for warranty costs	1,866	1,919
Benefit from deferred income taxes	(319)	—
Income tax benefit from exercise of stock options granted prior to January 1, 2006	259	1,290
Excess tax (deficit) benefit from share-based payment arrangements	340	(58)
Realized foreign exchange loss on forward contracts	45	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,982)	(4,016)
(Increase) decrease in royalties receivable	(67)	5,264
Increase in inventories	(1,700)	(2,374)
(Increase) decrease in deferred cost of goods sold	160	(4,321)
Increase in prepaid expenses	(2,888)	(5,459)
Increase in other assets	(1,316)	(436)
Decrease in accounts payable	(2,730)	(2,146)
Increase (decrease) in accrued compensation	2,344	(2,744)
Increase (decrease) in accrued liabilities	820	(1,001)
Increase (decrease) in income taxes payable	(419)	1,249
Increase (decrease) in deferred revenue	2,490	(1,927)
Increase (decrease) in other liabilities	(2,196)	1,101

Net cash provided by operating activities	56,958	54,066

Cash flows from investing activities:
Purchases of property and equipment	(7,812)	(3,508)
Increase in intangible assets	(2,904)	(1,719)
Cash paid for acquisitions	(37,399)	—

Net cash used in investing activities	(48,115)	(5,227)

Cash flows from financing activities:
Repayments of capital lease obligations	(12)	(37)
Proceeds from issuance of common stock	1,034	5,568
Excess tax deficit (benefit) from share-based payment arrangements	(340)	58
Repurchases of common stock	(26,268)	—
Net proceeds from settlement of forward contracts	88	—

Net cash provided by (used in) financing activities	(25,498)	5,589

Effect of foreign currency exchange rates on cash	(239)	459

Net increase (decrease) in cash and cash equivalents	(16,894)	54,887
Cash and cash equivalents at beginning of period	129,882	88,305

Cash and cash equivalents at end of period	$112,988	$143,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of the Company

Masimo Corporation, or the Company, is a global medical technology company that develops, manufactures, and markets noninvasive patient monitoring products. The Company’s mission is to improve patient outcomes and reduce cost of care by taking noninvasive monitoring to new sites and applications. The Company invented Masimo Signal Extraction Technology, or Masimo SET®, which provides the capabilities of Measure-Through Motion and Low Perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. The Company has also developed Masimo rainbow® SET products which monitor multiple blood measurements, including oxygen content, carboxyhemoglobin, methemoglobin and hemoglobin. Additional rainbow® SET measurements that assist clinicians are Pleth Variability Index, respiration rate and Halo IndexTM. The Company develops, manufactures and markets a family of patient monitoring solutions which incorporate a monitor or circuit board and sensors, including proprietary single-patient use, reusable and resposable sensors, and cables. The Company considers the pulse oximetry device (monitor or circuit board), its sensors and cables and software fees to be products as defined in its condensed consolidated statements of comprehensive income. The Company sells to hospitals and the alternate care market through its direct sales force and distributors, and markets its circuit boards containing the Company’s proprietary algorithm and software architecture to original equipment manufacturer, or OEM, partners.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2011 was defrived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed with the SEC on February 17, 2012. The results for the three and nine months ended September 29, 2012 are not necessarily indicative of the results to be expected for the year ending December 29, 2012 or for any other interim period or for any future year.

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

Fiscal Periods

The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 fiscal week quarters and one 14 fiscal week quarter. Fiscal 2011 was on a 52 week fiscal calendar in which the Company’s first, second and third quarters ended on Saturday April 2, July 2 and October 1, 2011, respectively, and its fiscal year ended on Saturday, December 31, 2011. Fiscal 2012 is on a 52 week fiscal calendar in which the Company’s first, second and third quarters ended on Saturday March 31, 2012, June 30, 2012 and September 29, 2012, respectively, and its fiscal year will end on Saturday, December 29, 2012.

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

Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this guidance as to specific assets or liabilities. There were no transfers between level 1, level 2 and level 3 inputs during the three and nine months ended September 29, 2012. The Company carries cash and cash equivalents at cost which approximates fair value. For additional discussion of cash and cash equivalents, see Note 5 to the condensed consolidated financial statements.

The following tables represent the Company’s fair value hierarchy for its financial assets (in thousands):

	Fair Value Measurement as of September 29, 2012 using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$67,993	$—	$—	$67,993
Money Market funds	1,627	—	—	1,627

Total	$69,620	$—	$—	$69,620

	Fair Value Measurement as of December 31, 2011 using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$67,800	$—	$—	$67,800
Money Market funds	1,337	—	—	1,337

Total	$69,137	$—	$—	$69,137

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

Intangible Assets

Costs to renew intangibles are capitalized and amortized over the remaining useful life of the intangible. For the three and nine months ended September 29, 2012, total renewal costs capitalized for patents were $0.1 million and $0.3 million, respectively. For the three and nine months ended September 29, 2012, total renewal costs capitalized for trademarks were $25,000 and $48,000, respectively. As of September 29, 2012, the weighted average number of years until the next renewal is one year for patents and six years for trademarks.

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

No impairment of goodwill, intangible assets, or other long-lived assets was recorded during the three and nine months ended September 29, 2012 or October 1, 2011.

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

In September 2009, the Financial Accounting Standards Board, or FASB, amended the accounting standards related to revenue recognition for arrangements with multiple deliverables. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. The Company adopted these new standards on a prospective basis. Therefore, the new standards apply only to revenue arrangements entered into or materially modified beginning January 2, 2011. Revenue arrangements entered into or modified prior to January 2, 2011 continue to be accounted for under the prior authoritative guidance. For revenue arrangements that were entered into or materially modified after the adoption of these standards, implementation of this new authoritative guidance had no significant impact on the Company’s reported revenue in fiscal 2011 as compared to revenue if the related arrangements entered into or materially modified after the effective date were subject to the accounting requirements in effect in the prior year.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Changes in the product warranty accrual were as follows (in thousands):

	Nine Months Ended
	September 29, 2012	October 1, 2011
Warranty accrual, beginning of period	$698	$544
Provision for warranty costs	1,866	1,919
Warranty expenditures	(1,790)	(1,823)

Warranty accrual, end of period	$774	$640

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

Net Income Per Share

Basic net income per share attributable to Masimo Corporation for the three and nine months ended September 29, 2012 and October 1, 2011 is computed by dividing net income attributable to Masimo Corporation stockholders by the weighted average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation stockholders for the three and nine months ended September 29, 2012 and October 1, 2011 is computed by dividing the net income attributable to Masimo Corporation stockholders by the weighted average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the three and nine months ended September 29, 2012, options to purchase 6.4 million and 6.4 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented. For the three and nine months ended October 1, 2011, options to purchase 5.0 million and 4.1 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented. Based on authoritative accounting guidance, the Company reduced its net income including noncontrolling interest by the amount of net (income) loss attributable to noncontrolling interest for the three and nine months ended September 29, 2012 and October 1, 2011. A reconciliation of basic and diluted net income per share attributable to Masimo Corporation stockholders is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income attributable to stockholders of Masimo Corporation:
Net income including noncontrolling interest	$13,563	$14,824	$47,097	$49,887
Net (income) loss attributable to the noncontrolling interest	231	5	168	(7)

Net income attributable to Masimo Corporation stockholders	$13,794	$14,829	$47,265	$49,880

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Basic net income per share attributable to Masimo Corporation stockholders:
Net income attributable to Masimo Corporation stockholders	$13,794	$14,829	$47,265	$49,880

Weighted average shares outstanding - basic	57,201	59,971	57,507	59,804

Basic net income per share attributable to Masimo Corporation stockholders	$0.24	$0.25	$0.82	$0.83

Diluted net income per share attributable to Masimo Corporation stockholders:
Weighted average shares outstanding - basic	57,201	59,971	57,507	59,804
Diluted share equivalent: stock options	944	1,115	947	1,278

Weighted average shares outstanding – diluted	58,145	61,086	58,454	61,082

Diluted net income per share attributable to Masimo Corporation stockholders	$0.24	$0.24	$0.81	$0.82

New Accounting Pronouncement

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, or ASU 12-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 12-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, then a quantitative impairment test that exists under current authoritative accounting guidance must be completed. Otherwise, the quantitative impairment test is not required. ASU 12-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption of this update is permitted. The Company does not expect the adoption of this update to have a material impact on its condensed consolidated financial statements.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The Company is also subject to certain specific annual minimum aggregate royalty payments. The aggregate royalty payments were $1.3 million and $3.8 million for the three and nine months ended September 29, 2012, respectively, and $1.3 million and $3.8 million for the three and nine months ended October 1, 2011, respectively. In addition, in connection with a change in control, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for all licensed rainbow® measurements payable to Cercacor will increase to $15.0 million per year for 2012 and thereafter and up to $2.0 million per year for other rainbow® measurements.

In February 2009, in order to accelerate the product development of an improved total hemoglobin spot-check measurement device, Pronto-7, the Company’s Board of Directors agreed to fund additional Cercacor engineering expenses. Specifically, these expenses included third party engineering materials and supplies expense as well as 50% of Cercacor’s total engineering and engineering related payroll expenses, from April 2009 through June 2010, the original anticipated completion date of this product development effort. Since July 2010, Cercacor has continued to assist the Company with product development efforts and charged the Company accordingly. Beginning in 2012, due to a revised estimate of the support required by the Company to complete the various Pronto-7 related projects, the Company’s Board of Directors approved an increase in the percentage of Cercacor’s total engineering and engineering related payroll expenses funded by the Company from 50% to 60%. During the nine months ended September 29, 2012, and until both parties agree to end these services, Cercacor assisted and will continue to assist the Company with continuing productization efforts of the new handheld noninvasive multi-parameter spot-check hemoglobin testing device. During the three and nine months ended September 29, 2012, the expenses for these additional services, material and supplies totaled $1.0 million and $2.6 million, respectively. During the three and nine months ended October 1, 2011, the expenses for these additional services, material and supplies totaled $0.5 million and $1.9 million, respectively.

The condensed consolidated balance sheets include a noncontrolling interest in Cercacor of $2.7 million and $2.8 million as of September 29, 2012 and December 31, 2011, respectively, which represents the value of common stock, additional paid in capital and retained earnings of Cercacor, which are not available to the Company. In addition, the condensed consolidated balance sheets include, net of intercompany eliminations, total assets of $8.6 million and $6.0 million as of September 29, 2012 and December 31, 2011, respectively, related to Cercacor. Cercacor’s total assets as of September 29, 2012 included $4.1 million for intangible assets, $2.2 million for property and equipment and $1.4 million related to deferred tax assets. Its total assets as of December 31, 2011 included $2.5 million for intangible assets, $1.4 million related to deferred tax assets and $1.2 million for property and equipment. The condensed consolidated balance sheets include total liabilities, net of intercompany eliminations, of $2.2 million and $1.2 million as of September 29, 2012 and December 31, 2011, respectively, related to Cercacor.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Pursuant to authoritative accounting guidance, Cercacor is consolidated within the Company’s financial statements for all periods presented. The Company was required to consolidate Cercacor since the Company was deemed to be the primary beneficiary of Cercacor’s activities. This determination was based on the Company’s significant influence over the operations and decision making of Cercacor. Accordingly, all intercompany royalties, option and license fees and other charges between the Company and Cercacor as well as all intercompany payables and receivables have been eliminated in the consolidation. Also, all direct engineering expenses that have been incurred by the Company and charged to Cercacor have not been eliminated and are included as research and development expense in the Company’s condensed consolidated statements of comprehensive income. Upon consolidation, $2.0 million and $2.9 million of receivables due from the Company as of September 29, 2012 and December 31, 2011, respectively, were eliminated. Also upon consolidation, $5.0 million and $5.3 million of deferred revenue related to technology licensed to the Company as of September 29, 2012 and December 31, 2011, respectively, were eliminated. Assets of Cercacor can only be used to settle obligations of Cercacor and creditors of Cercacor have no recourse to the general credit of the Company.

For the foreseeable future, the Company anticipates that it will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a VIE or in the event that the Company is no longer the primary beneficiary of Cercacor, the Company may discontinue consolidating the entity.

The changes in noncontrolling interest for Cercacor are as follows (in thousands):

Nine Months Ended September 29, 2012
Noncontrolling interest, beginning of period	$2,838
Increase in additional paid-in capital of noncontrolling interest	60
Net loss attributable to noncontrolling interest	(168)
Other comprehensive income attributable to noncontrolling interest	—

Noncontrolling interest, end of period	$2,730

4. Acquisitions

Spire Semiconductor

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

All the assets and liabilities acquired from Spire as of March 9, 2012, and Masimo Semiconductor’s operating results from March 10, 2012 through September 29, 2012 are included in these condensed consolidated financial statements. Pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s financial condition or results of operations.

Phasein

On July 27, 2012, the Company acquired Phasein, a developer and manufacturer of ultra-compact mainstream and sidestream capnography, multigas analyzers and handheld capnometry solutions. The acquisition of Phasein’s multigas technologies complements the Company’s breakthrough innovations for patient monitoring with a portfolio of products ranging from OEM solutions for external “plug-in-and-measure” gas analyzers and integrated modules to handheld devices. With multiple measurements delivered through either mainstream or sidestream options, the Company’s customers can now benefit from CO2, N2O, O2, and anesthetic agent monitoring in many hospital environments, such as operating rooms, procedural sedations and intensive care units.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company paid $30.5 million for all outstanding shares of Phasein. The final purchase price allocation resulted in $16.1 million assigned to goodwill, $12.6 million assigned to intangible assets, $1.4 million assigned to inventory, $2.4 million assigned to various other assets and $2.0 million assigned to various liabilities. The Company funded the acquisition entirely with existing cash and cash equivalents. Phasein’s assets acquired and liabilities assumed, as well as its results of operations since the acquisition date, are included in these condensed consolidated financial statements as of September 29, 2012. Pro forma financial information for this acquisition has not been presented because the effect of this acquisition was not material to the Company’s consolidated financial statements.

5. Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments that are readily convertible into known amounts of cash, to be cash equivalents. As of September 29, 2012, the Company’s cash balance was $43.4 million, which was comprised of checking accounts. Additionally, the Company had cash equivalents of $69.6 million, consisting of $68.0 million of U.S. Treasury bills with a maturity of three months or less at the date of purchase, and $1.6 million of money market funds. As of December 31, 2011, the Company’s cash balance was $60.8 million, comprised of checking accounts. Additionally, the Company had cash equivalents of $69.1 million, consisting of $67.8 million of U.S. Treasury bills and $1.3 million of money market funds.

6. Royalties Receivable

The royalty receivable of $7.2 million as of September 29, 2012 represents the Company’s estimated amount due for the three months ended September 29, 2012. Pursuant to the settlement agreement with Nellcor Puritan Bennett, Inc. (currently Covidien Ltd., or Covidien), the royalties are paid to the Company based on a percentage of sales of Covidien U.S. based pulse oximetry products. The Company recognizes royalty revenue based on the royalty rate per the settlement agreement multiplied by its estimate of Covidien’s sales for each quarter. Any adjustments to the quarterly estimate are recorded prospectively in the following quarter, when the Company receives the Covidien royalty report and payment, which is generally 60 days after the end of each of Covidien’s fiscal quarters.

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

	September 29, 2012	December 31, 2011
Raw materials	$23,450	$25,444
Work in-process	5,041	4,851
Finished goods	20,490	15,649

Total	$48,981	$45,944

8. Stock Repurchase Program

In August 2011, the Company’s board of directors authorized the repurchase of up to 3.0 million shares of the Company’s common stock under a repurchase program, which was terminated pursuant to its terms in April 2012. The stock repurchase program was carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases, Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the year ended December 31, 2011, 1.8 million shares were repurchased, at an average price of $19.61 per share, totaling $36.2 million. During the nine months ended September 29, 2012, 1.2 million shares were repurchased, at an average price of $22.74 per share, totaling $26.3 million. No shares were repurchased during the three months ended September 29, 2012.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

During the fiscal year ended December 31, 2011, the Company issued 629,000 shares of common stock as a result of stock option exercises. The number and weighted average exercise price of options issued and outstanding under all stock option plans are as follows (in thousands, except for exercise prices):

	Nine Months Ended September 29, 2012
	Shares	Average Exercise Price
Options outstanding, beginning of period	8,277	$22.68
Granted	543	$22.36
Canceled	(310)	$27.08
Exercised	(140)	$7.39

Options outstanding, end of period	8,370	$22.76

Options exercisable, end of period	4,442	$21.14
Options available for grant, end of period	5,008

The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s share-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Risk-free interest rate	0.7% to 1.0%	1.0% to 1.9%	0.7% to 1.3%	1.0% to 2.5%
Expected term	5.5 years	5.3 years	5.5 years	5.3 years
Estimated volatility	36.8% to 37.8%	36.7% to 41.8%	36.8% to 42.6%	36.7% to 41.8%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$8.41	$10.34	$8.10	$11.50

The total share-based compensation expense for the three and nine months ended September 29, 2012 was $3.2 million and $11.0 million, respectively. The total share-based compensation expense for the three and nine months ended October 1, 2011 was $2.6 million and $10.2 million, respectively. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of September 29, 2012 was $32.7 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of September 29, 2012 was $26.3 million. The aggregate intrinsic value of options exercised during the three and nine months ended September 29, 2012, was $1.2 million and $2.1 million, respectively. The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The unrecognized share-based compensation as of September 29, 2012 was $31.2 million related to unvested options granted after January 1, 2006. The weighted average remaining contractual term of options outstanding as of September 29, 2012 was 6.5 years. The weighted average remaining contractual term of options exercisable as of September 29, 2012 was 4.1 years.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

10. Commitments and Contingencies

Leases

The Company leases its facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through March 2017. Certain facilities leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight line method based on total lease payments. The Company also received certain leasehold improvement incentives totaling $0.7 million for its headquarters facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of September 29, 2012 and December 31, 2011, rent expense accrued in excess of the amount paid aggregated $0.8 million and $0.3 million, respectively, and is classified in other liabilities in the accompanying consolidated balance sheets. The Company also leases automobiles in Europe that are classified as operating leases and expire at various dates through June 2015. The majority of these leases are non-cancelable. The Company also has capital leases outstanding for office equipment all of which are non-cancelable.

Future minimum lease payments under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands):

	As of September 29, 2012
	Operating Leases	Capital Leases	Total
2012 (balance of year)	$1,394	$16	$1,410
2013	5,058	59	5,117
2014	3,712	26	3,738
2015	1,956	10	1,966
2016	1,725	10	1,735
Thereafter	345	8	353

Total	$14,190	$129	$14,319

Rental expense related to operating leases was $1.2 million and $3.3 million for the three and nine months ended September 29, 2012, respectively, and $1.0 million and $2.8 million for the three and nine months ended October 1, 2011, respectively. The Company currently has five capital leases related to office equipment. These leases have interest rates ranging from 4.5% to 6.6% per year and mature on various dates from December 2012 through October 2017.

Employee Retirement Savings Plan

In fiscal year 1996, the Company adopted the Masimo Retirement Savings Plan, or the Plan, which is a 401(k) plan covering all of the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches 100% of an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the Plan on a discretionary basis. The Company contributed $0.4 million and $1.0 million to the Plan for the three and nine months ended September 29, 2012, respectively, and $0.3 million and $0.9 million to the Plan for the three and nine months ended October 1, 2011, respectively.

Employment and Severance Agreements

As of September 29, 2012, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary with annual increases at the discretion of the Compensation Committee of the board. The employment agreement provides for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement has an initial term of three years, with automatic daily renewal, unless either the Company or the executive notifies the other party of non-renewal of the agreement. Also, under this employment agreement, the key employee may be entitled to receive certain salary, equity, tax, medical and life insurance benefits if he is terminated by the Company, if he terminates his employment for good reason under certain circumstances or if there is a change in control of the Company.

As of September 29, 2012, the Company had severance plan participation agreements with three of its executive officers. The participation agreements, or Agreements, are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, or Severance Plan, which became effective on July 19, 2007 and was amended effective December 31, 2008. Under the Agreements, each executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of September 29, 2012, the Company had limited severance plan participation agreements with three of its executive officers. These limited participation agreements, or Limited Agreements, are governed by the terms and conditions of the Severance Plan. Under the Limited Agreements, 50% of the executive officer’s unvested and outstanding stock options will immediately vest if the executive officer is terminated by the Company upon a change in control under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

Purchase Commitments

Pursuant to contractual obligations with vendors, the Company had $41.5 million of purchase commitments as of September 29, 2012, which are expected to be purchased within one year. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.

Concentrations of Risk

The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash deposits in U.S. Treasury bills and money market accounts with major financial institutions. As of September 29, 2012, the Company had $43.4 million of bank balances, of which $20.3 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations. As of December 31, 2011, the Company had $60.8 million of bank balances, of which $25.7 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.

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

The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three and nine months ended September 29, 2012, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $62.3 million and $188.0 million, respectively. During the three and nine months ended October 1, 2011, revenue from the sale of the Company’s pulse oximetry products to U.S. hospitals that are members of GPOs amounted to $55.2 million and $166.7 million, respectively.

As of September 29, 2012, two different just-in-time distributors each represented 10% and 9% of the accounts receivable balance. As of December 31, 2011, one just-in-time distributor represented 5% of the accounts receivable balance.

For the three months ended September 29, 2012, the Company had sales through two just-in-time distributors, which each represented 15% and 11% of the total revenue, respectively. For the nine months ended September 29, 2012, the Company also had sales through two just-in-time distributors, which also each represented 14% and 12% of the total revenue, respectively. For the three months ended October 1, 2011, the Company had sales through two just-in-time distributors, each of which represented 14% and 10% of the total revenue, respectively. For the nine months ended October 1, 2011, the Company had sales through two just-in-time distributors, each of which represented 14% and 10% of the total revenue, respectively. For both periods, the just-in-time distributors took and fulfilled orders from the Company’s direct customers, many of whom have signed long-term sensor agreements with the Company.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 29, 2012		October 1, 2011		September 29, 2012		October 1, 2011
Geographic Area by Destination
North and South America	$82,656	73.7%	$73,295	75.1%	$253,472	74.6%	$225,311	74.7%
Europe, Middle East and Africa	15,691	14.0	12,947	13.2	47,983	14.1	42,906	14.2

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months Ended				Nine Months Ended
	September 29, 2012		October 1, 2011		September 29, 2012		October 1, 2011
Asia and Australia	13,761	12.3	11,397	11.7	38,189	11.3	33,554	11.1

Total product revenue	$112,108	100%	$97,639	100%	$339,644	100%	$301,771	100%

United States	$79,222		$70,343		$243,165		$214,216

12. Income Taxes

As of September 29, 2012, the balance of the gross unrecognized tax benefit was $6.6 million, of which $5.6 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. As of December 31, 2011, the balance of the gross unrecognized tax benefit was $8.4 million, of which $7.4 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. For the three and nine months ended September 29, 2012, the Company expensed $0 and $0.1 million, respectively, for interest. For the three and nine months ended October 1, 2011, the Company expensed $0.1 million and $0.2 million, respectively, for interest.

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

The provision for income taxes was $5.3 million and $15.7 million, or an effective tax rate of 28.1% and 25.0%, for the three and nine months ended September 29, 2012, respectively. The provision for income taxes was $3.9 million and $17.0 million, or an effective tax rate of 20.7% and 25.5%, for the three and nine months ended October 1, 2011, respectively. Included in the provision for income taxes for the three months ended September 29, 2012 is a $0.4 million income tax benefit related to the derecognition of an uncertain tax position due to the expiration of statutes of limitations. Also, included in the provision for income taxes for the nine months ended September 29, 2012 is a $2.4 million income tax benefit related to the derecognition of an uncertain tax position resulting from the conclusion of a prior year tax audit. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state taxes, permanent differences between pre-tax income for financial reporting purposes and taxable income, state research related tax credits, the recognition and derecognition of tax benefits related to uncertain tax positions and anticipated income in jurisdictions in which the Company does business with different effective tax rates.

13. Subsequent Event

On October 31, 2012, the Company declared a special $1.00 per share cash dividend, payable on December 11, 2012 to stockholders of record as of the close of business on November 27, 2012. The total dividend payout is expected to be approximately $57.2 million, based on the current shares outstanding.

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

Our products consist of a monitor or circuit board for use with our proprietary single-patient-use and reusable sensors and cables. We sell our products to end-users through our direct sales force and certain distributors, and some of our products to our OEM partners, for incorporation into their products. As of September 29, 2012, we estimate that the worldwide installed base of our pulse oximeters and OEM monitors that incorporate Masimo SET® was 1,056,000 units, based on an estimated 10 year field life assumption. Our installed base is the primary driver for the recurring sales of our sensors, most notably, single-patient-use adhesive sensors. Based on industry reports, we estimate that the worldwide pulse oximetry market was over $1 billion in 2011, the largest component of which was the sale of sensors.

After introducing Masimo SET®, we have continued to innovate by introducing breakthrough noninvasive measurements beyond arterial blood oxygen saturation level and pulse rate, which create new market opportunities in both the hospital and non-hospital care settings. In 2005, we launched our Masimo rainbow® SET platform utilizing both Masimo SET® and licensed rainbow® technology, which we believe includes the first devices cleared by the Food and Drug Administration, or FDA, to noninvasively and continuously monitor multiple measurements that previously required invasive or complicated procedures. Also, in 2005, we launched noninvasive carboxyhemoglobin, or SpCO®, allowing measurement of carbon monoxide levels in the blood. Carbon monoxide is the most common cause of poisoning in the world. In 2006, we launched noninvasive methemoglobin, or SpMet®, allowing for the measurement of methemoglobin levels in the blood. Methemoglobin in the blood leads to a dangerous condition known as methemoglobinemia, which occurs as a reaction to some common drugs used in hospitals and outpatient procedures. In 2007, we launched Masimo Pleth Variability Index, or PVI®. Fluid administration is critical to optimizing fluid status in surgery and critical care, but traditional invasive methods to guide fluid administration often fail to predict fluid responsiveness and newer methods are complicated and costly. In March 2008, we debuted noninvasive hemoglobin, or SpHb®. In May 2008, we received FDA clearance for SpHb®, and in March 2009, we began full market release of SpHb®. Hemoglobin is defined as the oxygen-carrying component of red blood cells, and is one of the most frequent invasive laboratory measurements in the world, often measured as part of a complete blood count. A low hemoglobin status is called anemia, which is generally caused by bleeding or the inability of the body to produce red blood cells. In November 2009, we received FDA clearance for continuous and noninvasive monitoring of respiration rate, or RRaTM, via rainbow Acoustic MonitoringTM. Respiration rate is the number of breaths per minute, and often the leading indicator of patient distress. Traditional methods used to measure respiration rate are often considered inaccurate or are not tolerated well by patients. In June 2010, we began a full commercial release of RRaTM. In July 2010, we began selling the SEDLine® monitor, which measures brain function on a continuous basis and provides information about a patient’s response to anesthesia. In January 2012, we received FDA clearance for the Pronto-7®, a product designed specifically for spot-checking hemoglobin, along with oxygen saturation and pulse rate. In October 2010, we debuted the Halo IndexTM, which allows continuous global trending and assessment of multiple physiological measurements of a patient with a single number displayed on the SafetyNetTM screen. Halo IndexTM is pending FDA 510(k) clearance. In October 2012, we received the CE Mark and debuted the new fractional arterial oxygen saturation, SpfO2™, parameter through the rainbow® Universal ReSposable SuperSensor™. Both SpfO2™ and the rainbow® Universal ReSposable SuperSensor™ are pending 510(k) clearance.

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

In February 2009, in order to accelerate the product development of our total hemoglobin spot-check measurement device, we agreed to fund additional Cercacor’s engineering expenses. Specifically, these expenses included third party engineering materials and supplies expense, as well as 50% of Cercacor’s total engineering and engineering related payroll expenses from April 2009 through June 2010, the completion of this product development effort. Since July 2010, Cercacor has continued to assist us with other product development efforts and charged us accordingly. Beginning in 2012, due to a revised estimate of the support required by us to complete the various Pronto-7 related projects, our Board of Directors approved an increase in the percentage of Cercacor’s total engineering and engineering related payroll expenses funded by us from 50% to 60%. We expect this arrangement to continue in the future. During the three months ended September 29, 2012, the total funding for Cercacor’s additional expenses totaled $1.0 million. For additional discussion of Cercacor, see Note 3 to the condensed consolidated financial statements.

For the foreseeable future, we anticipate that we will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a variable interest entity, or VIE, or in the event that we are no longer the primary beneficiary of Cercacor, we may discontinue consolidating the entity.

Stock Repurchase Program

In August 2011, our board of directors authorized us to repurchase up to 3.0 million shares of our common stock under a repurchase program, which terminated pursuant to its terms in April 2012. The stock repurchase program was carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. We have paid for prior repurchases of stock with available cash and cash equivalents. During the year ended December 31, 2011, 1.8 million shares were repurchased, at an average price of $19.61 per share. During the nine months ended September 29, 2012, 1.2 million shares were repurchased, at an average price of $22.74 per share, totaling $26.3 million, which completed the stock repurchase program. No shares were repurchased during the three months ended September 29, 2012.

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

PHASEIN Acquisition

On July 27, 2012, we acquired PHASEIN AB (Stockholm, Sweden), or Phasein, a developer and manufacturer of ultra-compact mainstream and sidestream capnography, multigas analyzers and handheld capnometry solutions. The acquisition of Phasein’s multigas technologies complements our breakthrough innovations for patient monitoring with a portfolio of products ranging from OEM solutions for external “plug-in-and-measure” gas analyzers and integrated modules to handheld devices. With multiple measurements delivered through either mainstream or sidestream options, our customers can now benefit from CO2, N2O, O2, and anesthetic agent monitoring in many hospital environments, such as operating rooms, procedural sedations and intensive care units.

We paid $30.5 million for all outstanding shares of Phasein. The final purchase price allocation resulted in $16.1 million assigned to goodwill, $12.6 million assigned to intangible assets, $1.4 million assigned to inventory, $2.4 million assigned to various other assets and $2.0 million assigned to various liabilities. Phasein’s assets acquired and liabilities assumed, as well as its results of operations since the acquisition date, are included in our condensed consolidated financial statements as of September 29, 2012. We funded the acquisition entirely with existing cash and cash equivalents.

Dividend Declaration

On October 31, 2012, we declared a special $1.00 per share cash dividend, payable on December 11, 2012 to stockholders of record as of the close of business on November 27, 2012. The total dividend payout is expected to be approximately $57.2 million, based on the current shares outstanding.

Results of Operations

The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages).

	Three Months Ended				Nine Months Ended
	September 29, 2012	% of Revenue	October 1, 2011	% of Revenue	September 29, 2012	% of Revenue	October 1, 2011	% of Revenue
Revenue:
Product	$112,108	94.2%	$97,639	93.8%	$339,644	94.1%	$301,771	92.4%
Royalty	6,961	5.8	6,401	6.2	21,428	5.9	24,876	7.6

Total revenue	119,069	100.0	104,040	100.0	361,072	100.0	326,647	100.0
Cost of goods sold	40,736	34.2	35,601	34.2	122,002	33.8	106,125	32.5

Gross profit	78,333	65.8	68,439	65.8	239,070	66.2	220,522	67.5
Operating expenses:
Selling, general and administrative	48,260	40.5	40,134	38.6	142,381	39.4	125,275	38.4
Research and development	12,121	10.2	9,372	9.0	33,736	9.4	28,793	8.8

Total operating expenses	60,381	50.7	49,506	47.6	176,117	48.8	154,068	47.2

Operating income	17,952	15.1	18,933	18.2	62,953	17.4	66,454	20.3
Non-operating income (expense)	912	0.8	(240)	(0.2)	(132)	(0.0)	482	0.1

Income before provision for income taxes	18,864	15.9	18,693	18.0	62,821	17.4	66,936	20.5
Provision for income taxes	5,301	4.5	3,869	3.7	15,724	4.4	17,049	5.2

Net income including noncontrolling interest	13,563	11.4	14,824	14.3	47,097	13.0	49,887	15.3
Net (income) loss attributable to the noncontrolling interest	231	0.2	5	0.0	168	0.1	(7)	(0.0)

Net income attributable to Masimo Corporation stockholders	$13,794	11.6%	$14,829	14.3%	$47,265	13.1%	$49,880	15.3%

Comparison of the Three Months ended September 29, 2012 to the Three Months ended October 1, 2011

Revenue. Total revenue increased $15.1 million, or 14.4%, to $119.1 million for the three months ended September 29, 2012 from $104.0 million for the three months ended October 1, 2011. Product revenues increased $14.5 million, or 14.8%, to $112.1 million in the three months ended September 29, 2012 from $97.6 million in the three months ended October 1, 2011. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters, which we estimate totaled 1,056,000 units at September 29, 2012, up from 950,000 units at October 1, 2011. Also, contributing to the increase in our product revenue was our rainbow® technology product revenues, which increased $3.2 million, or 41.3%, to $11.0 million in the three months ended September 29, 2012 from $7.8 million in the three months ended October 1, 2011. Product revenue of $112.1 million during the three months ended September 29, 2012 included $1.5 million and $0.9 million from the recently acquired Phasein and Masimo Semiconductor businesses, respectively. Revenue generated through our direct and distribution sales channels increased $12.6 million, or 15.2%, to $95.2 million for the three months ended September 29, 2012, compared to $82.6 million for the three months ended October 1, 2011. During the three months ended September 29, 2012, revenues from our OEM channel increased $1.9 million, or 12.9%, to $16.9 million from $15.0 million for the three months ended October 1, 2011. Included in this increase was $1.2 million from the recently acquired Phasein business. Our royalty revenue increased $0.6 million to $7.0 million in the three months ended September 29, 2012 from $6.4 million in the three months ended October 1, 2011.

Cost of Goods Sold. Cost of goods sold increased $5.1 million to $40.7 million in the three months ended September 29, 2012 from $35.6 million in the three months ended October 1, 2011. Our total gross margin was 65.8% for both the three months ended September 29, 2012 and the three months ended October 1, 2011. Excluding royalties, product gross margin increased to 63.7% for the three months ended September 29, 2012 from 63.5% for the three months ended October 1, 2011. This increase in product gross margin was primarily due to selected inventory charge-offs related to product redesign and transition activities in 2011 that did not reoccur in 2012, and manufacturing efficiencies. These increases were partially offset by the incremental costs associated with the roll out of a new sensor technology, called X-Cal, and the impact of lower product margins associated with the recently acquired Masimo Semiconductor and Phasein businesses. Excluding Masimo Semiconductor and Phasein, our product gross margin would have been 65.1% for the three months ended September 29, 2012. We incurred $1.3 million in Cercacor royalty expenses for both the three months ended September 29, 2012 and October 1, 2011, which have been eliminated in our condensed consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 62.5% and 62.3% for the three months ended September 29, 2012 and October 1, 2011, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $8.2 million, or 20.2%, to $48.3 million for the three months ended September 29, 2012 from $40.1 million for the three months ended October 1, 2011. Excluding Masimo Semiconductor and Phasein, selling, general and administrative expenses would have increased $7.1 million, or 17.6%, to $47.2 million for the three months ended September 29, 2012. This increase was primarily due to a $2.2 million increase in payroll and related costs associated with increased staffing levels and a $2.1 million increase in legal fees as a result of additional patent litigation activity. In addition, marketing and related expenses increased $1.2 million, primarily resulting from additional trade shows attended and increased advertising expenses and professional fees increased by $0.7 million primarily due to increased consulting project activity. Included in total selling, general and administrative expenses are $0.7 million and $0.5 million of direct expenses incurred by Cercacor for the three months ended September 29, 2012 and October 1, 2011, respectively.

Research and Development. Research and development expenses increased $2.7 million, or 29.3%, to $12.1 million for the three months ended September 29, 2012 from $9.4 million for the three months ended October 1, 2011. Excluding Masimo Semiconductor and Phasein, research and development expenses would have increased $2.3 million, or 25.2%, to $11.7 million for the three months ended September 29, 2012. This increase was primarily due to increased payroll and payroll related costs of $1.4 million associated with increased research and development staffing levels due to continued investment in research and development efforts. In addition, new project costs and engineering supplies increased $0.5 million related to new product development projects and activities. Included in total research and development expenses are $1.0 million and $0.9 million of engineering expenses incurred by Cercacor for the three months ended September 29, 2012 and October 1, 2011, respectively.

Non-operating income (expense). Non-operating income was $0.9 million for the three months ended September 29, 2012, as compared to non-operating expense of $0.2 million for the three months ended October 1, 2011. This net change of $1.1 million was primarily due to the recognition of net realized and unrealized gains on foreign currency denominated transactions during the three months ended September 29, 2012, as compared to the recognition of net realized and unrealized losses on foreign currency denominated transactions during the three months ended October 1, 2011. The net realized and unrealized gains recognized during the three months ended September 29, 2012 resulted primarily from the weakening of the U.S. dollar against the Euro and the Japanese Yen. The net realized and unrealized losses recognized during the three months ended October 1, 2011 resulted primarily from the strengthening of the U.S. dollar against the Euro and Australian dollar, and was partially offset by the weakening of the U.S. dollar against the Japanese Yen.

Provision for Income Taxes. Our provision for income taxes was $5.3 million for the three months ended September 29, 2012, compared to $3.9 million for the three months ended October 1, 2011. Our effective tax rate increased to 28.1% for the three months ended September 29, 2012, compared to 20.7% for the three months ended October 1, 2011. This increase in the effective tax rate was due primarily to the difference in the mix of income in jurisdictions in which we do business anticipated for the current year as compared to the prior year and the cumulative effect in the three months ended October 1, 2011 of a change in the anticipated annual mix of income in jurisdictions in which we do business. Also contributing to the increase in the effective tax rate was the suspension of the federal research tax credit for 2012, which was partially offset by the derecognition of an uncertain tax position due to the expiration of the statute of limitations. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law, the recognition and derecognition of tax benefits associated with uncertain tax positions and the geographic composition of pre-tax income.

Comparison of the Nine Months ended September 29, 2012 to the Nine Months ended October 1, 2011

Revenue. Total revenue increased $34.5 million, or 10.5%, to $361.1 million for the nine months ended September 29, 2012 from $326.6 million for the nine months ended October 1, 2011. Product revenues increased $37.8 million, or 12.6%, to $339.6 million in the nine months ended September 29, 2012 from $301.8 million in the nine months ended October 1, 2011. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 1,056,000 units at September 29, 2012, up from 950,000 units at October 1, 2011. Contributing to the increase in our product revenue was our rainbow® technology product revenues, which increased $4.9 million, or 20.1%, to $29.2 million in the nine months ended September 29, 2012 from $24.3 million in the nine months ended October 1, 2011. Product revenue of $339.6 million during the nine months ended September 29, 2012 included $2.1 million and $1.5 million from the recently acquired Masimo Semiconductor and Phasein businesses, respectively. Revenue generated through our direct and distribution sales channels increased $36.7 million, or 14.6%, to $289.4 million for the nine months ended September 29, 2012, compared to $252.7 million for the nine months ended October 1, 2011. During the nine months ended September 29, 2012, revenues from our OEM channel increased $1.1 million, or 2.2%, to $50.2 million from $49.1 million in the nine months ended October 1, 2011. Included in this increase was $1.2 million from the recently acquired Phasein business.

Our royalty revenue decreased $3.5 million to $21.4 million in the nine months ended September 29, 2012 from $24.9 million in the nine months ended October 1, 2011. This reduction in revenue was primarily due to a reduction in the royalty rate from 13.0% to 7.75% of Covidien’s U.S. pulse oximetry sales, which became effective on March 15, 2011. This rate reduction was the result of a second amendment to the original settlement agreement with Covidien, which we entered into on January 28, 2011. For additional discussion of the second amendment, see Note 6 to the condensed consolidated financial statements.

Cost of Goods Sold. Cost of goods sold increased $15.9 million to $122.0 million in the nine months ended September 29, 2012 from $106.1 million in the nine months ended October 1, 2011. Our total gross margin decreased to 66.2% for the nine months ended September 29, 2012 from 67.5% for the nine months ended October 1, 2011. Excluding royalties, product gross margin declined to 64.1% for the nine months ended September 29, 2012 from 64.8% for the nine months ended October 1, 2011. This decline in product margin was primarily due to the incremental costs associated with the roll out of a new sensor technology, called X-Cal, and the impact of lower product margins associated with the recently acquired Masimo Semiconductor and Phasein businesses. These declines were partially offset by the selected inventory charge-offs related to product redesign and transition activities in 2011 that did not reoccur in 2012. Excluding Masimo Semiconductor and Phasein, our product gross margin would have been 64.9% for the nine months ended September 29, 2012. We incurred $3.8 million in Cercacor royalty expenses for both the nine months ended September 29, 2012 and October 1, 2011, which have been eliminated in our condensed consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 63.0% and 63.6% for the nine months ended September 29, 2012 and October 1, 2011, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $17.1 million, or 13.7%, to $142.4 million for the nine months ended September 29, 2012 from $125.3 million for the nine months ended October 1, 2011. Excluding Masimo Semiconductor and Phasein, selling, general and administrative expenses would have increased $15.6 million, or 12.4%, to $140.9 million for the nine months ended September 29, 2012. This increase was primarily due to a $8.8 million increase in payroll and related costs associated with increased staffing levels, and the costs associated with a bi-annual worldwide sales training meeting. In addition, total trade show and advertising expenses increased by $2.6 million, primarily due to additional trade shows attended, including a worldwide trade show in Q1 2012, which is only held once every four years. Also, professional fees increased by $1.3 million primarily due to additional consulting projects, legal fees increased $1.0 million due to increased litigation activity and software licensing expense increased $0.8 million, primarily due to the addition of sales management software tools. Included in total selling, general and administrative expenses are $1.8 million and $1.4 million of direct expenses incurred by Cercacor for the nine months ended September 29, 2012 and October 1, 2011, respectively.

Research and Development. Research and development expenses increased $4.9 million, or 17.2%, to $33.7 million for the nine months ended September 29, 2012 from $28.8 million for the nine months ended October 1, 2011. Excluding Masimo Semiconductor and Phasein, research and development expenses would have increased $4.4 million, or 15.3%, to $33.2 million for the three months ended September 29, 2012. This increase was primarily due to increased payroll and payroll related costs of $2.8 million associated with increased research and development staffing levels due to investment in research and development efforts. In addition, new project costs and engineering supplies increased $1.0 million related to new product development projects and activities. Included in total research and development expenses are $2.6 million and $2.5 million of engineering expenses incurred by Cercacor for the nine months ended September 29, 2012 and October 1, 2011, respectively.

Non-operating income (expense). Non-operating expense was $0.1 million for the nine months ended September 29, 2012, as compared to non-operating income of $0.5 million for the nine months ended October 1, 2011. This net change of $0.6 million was primarily due to the recognition of net realized and unrealized losses on foreign currency denominated transactions during the nine months ended September 29, 2012, as compared to the recognition of net realized and unrealized gains on foreign currency denominated transactions during the nine months ended October 1, 2011. The net realized and unrealized losses recognized during the nine months ended September 29, 2012 resulted primarily from the strengthening of the U.S. dollar against the Japanese Yen, and was partially offset by the weakening of the U.S. dollar against the British pound. The net realized and unrealized gains recognized during the nine months ended October 1, 2011 resulted primarily from the weakening of the U.S. dollar against the Japanese Yen, and was partially offset by the strengthening of the U.S. dollar against the Australian dollar.

Provision for Income Taxes. Our provision for income taxes was $15.7 million for the nine months ended September 29, 2012 compared to $17.0 million for the nine months ended October 1, 2011. Our effective tax rate decreased to 25.0% for the nine months ended September 29, 2012, compared to 25.5% for the nine months ended October 1, 2011. This decrease in the effective tax rate was due primarily to the income tax benefit resulting from the conclusion of a prior year tax audit, and the derecognition of an uncertain tax position due to the expiration of the statute of limitations, which was partially offset by a rate increase resulting from the mix of income in jurisdictions in which we do business, and the suspension of the federal research tax credit. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law, the recognition and derecognition of tax benefits associated with uncertain tax positions and the geographic composition of pre-tax income.

Liquidity and Capital Resources

As of September 29, 2012, we had cash and cash equivalents of $113.0 million, of which $68.0 million was invested in U.S. Treasury bills, $1.6 million was in money market accounts with major financial institutions and $43.4 million was in checking accounts and certificates of deposit. We carry cash equivalents at cost which approximates fair value.

As of September 29, 2012, we have cash totaling $24.4 million held outside of the U.S. A significant portion of this cash held offshore is accessible without a significant tax cost. In managing our day-to-day liquidity and our capital structure, we do not rely on foreign earnings as a source of funds. We currently have sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

During the three months ended September 29, 2012, we received $7.0 million from Covidien for royalties related to their sales. We expect to continue to receive a royalty based on Covidien’s pulse oximetry products sales in the U.S., through the term of the royalty agreement and at least through March 15, 2014. The royalty rate is currently 7.75%.

During the nine months ended September 29, 2012, we used existing cash and cash equivalents to repurchase 1.2 million shares at an average price of $22.74 per share, totaling $26.3 million.

Cash Flows from Operating Activities. Cash provided by operating activities was $57.0 million in the nine months ended September 29, 2012. The source of cash consisted primarily of net income including noncontrolling interest of $47.1 million, and non-cash activity for share-based compensation and depreciation and amortization of $11.0 million and $6.5 million, respectively. In addition, deferred revenue increased by $2.5 million due to the continued growth of our business. These sources of cash were partially offset by an increase in accounts receivable of $5.0 million due to growth of our business, an increase in prepaid expenses of $2.9 million due to the prepayment of income taxes and a decrease in accounts payable of $2.7 million, due to timing of payments.

Cash provided by operating activities was $54.1 million in the nine months ended October 1, 2011. The source of cash consisted primarily of net income including noncontrolling interests of $49.9 million and a decrease in royalties receivable of $5.3 million due to the decline in the royalty rate. Additionally, non-cash activity for share-based compensation and depreciation and amortization were $10.2 million and $5.6 million, respectively. These sources of cash were partially offset by an increase in prepaid expenses of $5.5 million due to the prepayment of income taxes and an increase in deferred cost of goods sold of $4.3 million due to continued shipments of equipment to customers pursuant to long-term sensor contracts. Additional offsets to the sources of cash were an increase in accounts receivable of $4.0 million due to both timing of collections and growth of our business, a decrease in accrued compensation of $2.7 million primarily as a result of 2010 annual bonus payouts in the first quarter of 2011, and an increase in inventory of $2.4 million to meet the anticipated future demand for our products.

Cash Flows from Investing Activities. Cash used in investing activities for the nine months ended September 29, 2012 was $48.1 million primarily due to a payment of $37.4 million for the acquisitions of Phasein and the Spire Semiconductor assets, net of cash acquired and excess liabilities assumed. Additionally, $7.8 million was used for purchases of property and equipment to support our manufacturing operations. Cash used in investing activities for the nine months ended October 1, 2011 was $5.2 million, consisting of $3.5 million for purchases of property and equipment to support our manufacturing operations and $1.7 million for the increase in intangible assets related to capitalized patent costs.

Cash Flows from Financing Activities. Cash used in financing activities for the nine months ended September 29, 2012 was $25.5 million, resulting from $26.3 million in common stock repurchases. Cash provided by financing activities for the nine months ended October 1, 2011 was $5.6 million, primarily due to $5.6 million of proceeds from the issuance of common stock associated with the exercise of stock options.

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

Current Financing Arrangements. As of September 29, 2012, we had capital leases related to office equipment with an outstanding balance of $0.1 million. We had no other debt obligations.

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

We develop our inventory reserve based on an evaluation of the expected future use of our inventory on an item by item basis. We apply historical obsolescence rates to estimate the loss on inventory expected to have a recovery value below cost. Our historical obsolescence rates are developed from our company specific experience for major categories of inventory, which are then applied to excess inventory on an item by item basis. We also develop other specific inventory reserves when we become aware of other unique events that result in a known recovery value below cost. For inventory items that have been written down, either due to the inventory reserve analysis or due to a specific event, the reduced value becomes the new cost basis. The new cost basis of an inventory item is not marked up in subsequent periods. Our inventory reserve was $5.2 million and $5.4 million as of September 29, 2012 and December 31, 2011, respectively. If our estimates for potential inventory losses prove to be too low, then our future earnings will be affected when the related additional inventory losses are recorded.

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

In September 2009, the Financial Accounting Standards Board, or FASB, amended the accounting standards related to revenue recognition for arrangements with multiple deliverables. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. We adopted these new standards on a prospective basis. Therefore, the new standards apply only to revenue arrangements entered into or materially modified beginning January 2, 2011. Revenue arrangements entered into or materially modified prior to January 2, 2011 continue to be accounted for under the prior authoritative guidance. For revenue arrangements that were entered into or materially modified after the adoption of these standards, implementation of this new authoritative guidance had no significant impact on our reported revenue in fiscal 2011 as compared to revenue if the related arrangements entered into or materially modified after the effective date were subject to the accounting requirements in effect in the prior year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. We are exposed to various market risks that may arise from adverse changes in market rates and prices, such as interest rates, foreign exchange fluctuations and inflation. We do not enter into derivatives, including forward contracts, or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuation in interest expense is limited to our outstanding capital lease arrangements, which have fixed interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at September 29, 2012. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.

Foreign Currency Exchange Rate Risk

Our primary foreign currency exchange rate exposures are with the Euro, the yen, the Canadian dollar, the British pound and the Australian dollar against the U.S. dollar. A majority of our assets and liabilities are maintained in the United States in U.S. dollars and a majority of our sales and expenditures are transacted in U.S. dollars. We transact with foreign customers in currencies other than the U.S. dollar. These foreign currency revenues, when converted into U.S. dollars, can vary depending on average exchange rates during a respective period. In addition, we are exposed to foreign currency gains or losses on outstanding foreign currency denominated receivables. Realized and unrealized foreign currency gains or losses on these transactions are included in our statements of comprehensive income as incurred. Certain of our foreign sales support subsidiaries transact in their respective country’s local currency, which is also their functional currency. As a result, expenses of these foreign subsidiaries when converted into U.S. dollars can vary depending on average monthly exchange rates during a respective period. Certain intercompany transactions may give rise to realized and unrealized foreign currency gains or losses. These foreign currency gains or losses are included in our statements of comprehensive income as incurred. In addition, any other transactions between us or our subsidiaries and a third party, denominated in a currency different from the functional currency, are a foreign currency transaction. Realized and unrealized foreign currency gains or losses on these transactions are included in our statements of comprehensive income as incurred and are converted to U.S. dollars at average exchange rates for a respective period.

The balance sheets of our foreign subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at the rate of exchange at the balance sheet date and the statements of comprehensive income and cash flows are translated into U.S. dollars using the average monthly exchange rate during the period. Any foreign exchange gain or loss as a result of translating the balance sheets of our foreign subsidiaries whose functional currency is not the U.S. dollar is included in equity as a component of accumulated other comprehensive income.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of the contractual arrangement. For the three and nine months ended September 29, 2012, shipments of our pulse oximetry products to customers that are members of GPOs represented $62.3 million and $188.0 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our business would be harmed.

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

We also have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers or groups of customers, or distributors, or that we will be able to attract and retain additional customers in the future. For the three months ended September 29, 2012, we had sales through two just-in-time distributors, which each represented 15% and 11% of our total revenue, respectively. The loss of any large customer or distributor, could have a material adverse effect on our financial condition and results of operations.

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

We are party to a settlement agreement with Covidien. Under the current settlement agreement, we earn royalties on Covidien’s total U.S. based pulse oximetry sales. For the three months ended September 29, 2012, our royalties from the Covidien settlement agreement totaled $7.0 million. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share. As a result, an elimination of royalties that we earn under the settlement agreement in the future will have a significant impact on our revenue, gross margins, operating income and earnings per share.

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

From our inception through September 29, 2012, we initiated five voluntary recalls of our products, none of which was material to our operating results. Each of these recalls was reported to the FDA within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these or any future voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that as of September 29, 2012, a number of stockholders of Cercacor continued to own shares of our stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.

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

In 2012, we have acquired two operating businesses that will require time and costs to integrate into the Masimo organizational structure. While we have been successful in our ability to integrate prior acquisitions, the two 2012 acquisitions involve larger organizations, and as a result, there can be no assurances that we will be able to effectively integrate two acquisitions during the same fiscal year. Any difficulties in the integration of acquired businesses or unexpected penalties or liabilities in connection with such acquisitions could have a material adverse effect on our business, financial condition and results of operations.

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

We derive a portion of our net sales from international operations. In each of the three and nine months ended September 29, 2012, 29.3% and 28.4% of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.

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

The balance sheets of our foreign subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at the rate of exchange at the balance sheet date and the statements of comprehensive income and cash flows are translated into U.S. dollars using the average monthly exchange rate during the period. Any foreign exchange gain or loss as a result of translating the balance sheets of our foreign subsidiaries whose functional currency is not the U.S. dollar is included in equity as a component of accumulated other comprehensive income.

If we decide in the future to hedge our foreign currency exchange rate risk by entering into forward contracts, these contracts may not mitigate the potential adverse impact on our financial results due to the variability of timing and amount of payments under these contracts. In addition, our failure to sufficiently hedge, forecast or otherwise manage such foreign currency risks properly could have a material adverse effect on our business, financial condition and results of operations.

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

There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From July 1, 2012 to September 29, 2012, our closing stock price ranged from $21.00 to $24.87. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

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

As of September 29, 2012, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned 13.2% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, the stockholders may be able to exercise a significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of us, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

* You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.

As of September 29, 2012, an aggregate of 13.4 million shares of our stock were reserved for future issuance under our three equity incentive plans, 8.4 million of which were subject to options outstanding as of that date at a weighted average exercise price of $22.76 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.

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

MASIMO CORPORATION

Date: November 1, 2012	By:	/s/ Joe Kiani

Joe Kiani
Chief Executive Officer and Chairman

Date: November 1, 2012	By:	/s/ Mark P. de Raad

Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)
3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)
3.3	(3)	Amended and Restated Bylaws adopted on October 20, 2011 (Exhibit 3.2)
4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)
4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999 between the Registrant and certain of its stockholders (Exhibit 4.2)
4.3	(2)	Rights Agreement, dated November 9, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)
4.4#	(4)	Masimo Retirement Savings Plan. (Exhibit 4.7)
12.1		Statement Regarding the Computation of Ratio of Earnings to Fixed Charges
31.1		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2		Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1		Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 29, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2012 and October 1, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2012 and October 1, 2011 and (iv) Notes to Condensed Consolidated Financial Statements.

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