Form 10-K
period 2012-12-29
MASIMO CORP
filed 2013-02-15
CIK 937556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33642

Masimo Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0368882
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

40 Parker Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

(949) 297-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.001	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market, was approximately $938.1 million. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At January 31, 2013, the registrant had 57,376,086 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the registrant’s proxy statement for the registrant’s 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

MASIMO CORPORATION

FISCAL YEAR 2012 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Form 10-K, contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” but appear throughout this Form 10-K. Examples of forward-looking statements include, but are not limited to, any projection or expectation of earnings, revenue or other financial items; the plans, strategies and objectives of management for future operations; factors that may affect our operating results, including tax estimates; our success in pending litigation; new products or services; the demand for our products; our ability to consummate acquisitions and successfully integrate them into our operations; future capital expenditures; effects of current or future economic conditions or performance; industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “opportunity,” “plan,” “potential,” “predicts,” “seek,” “should,” “will,” or “would,” and similar expressions and variations or negatives of these words. These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which is subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause our actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed under Item 1A—“Risk Factors” in this Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.

PART I

ITEM 1.	BUSINESS

Overview

We are a global medical technology company that develops, manufactures, and markets noninvasive patient monitoring products. Our mission is to improve patient outcomes and reduce cost of care by taking noninvasive monitoring to new sites and applications. We were incorporated in California in May 1989 and reincorporated in Delaware in May 1996. We invented Masimo Signal Extraction Technology®, or Masimo SET®, which provides the capabilities of Measure-Through Motion and Low Perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. Pulse oximetry is the noninvasive measurement of the oxygen saturation level of arterial blood, or the blood that delivers oxygen to the body’s tissues, and pulse rate. Pulse oximetry is one of the most common measurements made in and out of hospitals around the world. Masimo SET® has been validated in over 100 independent clinical studies and is the only pulse oximetry technology we are aware of that has been proven to help clinicians detect critical congenital heart disease, or CCHD, in newborns, reduce retinopathy of prematurity in neonates, and decrease intensive care unit transfers and rapid response activations on the general floor.

Our products consist of a monitor or circuit board, and a recently introduced “Board-in-Cable” solution, for use with our proprietary single-patient use and reusable sensors and cables. We sell our products to end-users through our direct sales force and certain distributors, and also sell some of our products to our original equipment manufacturer, or OEM, partners, for incorporation into their products. As of December 29, 2012, we estimate that the worldwide installed base of our pulse oximeters and OEM monitors that incorporate Masimo SET® was 1,088,000 units, based on an estimated 10 year field life assumption. Our installed base is the primary driver for the recurring sales of our sensors, most notably, single-patient adhesive sensors. Based on industry reports, we estimate that the worldwide pulse oximetry market was over $1 billion in 2012, the largest component of which was the sale of sensors.

After introducing Masimo SET®, we have continued to innovate by introducing breakthrough noninvasive measurements beyond arterial blood oxygen saturation level and pulse rate, which create new market opportunities in both the hospital and non-hospital care settings. In 2005, we launched our Masimo rainbow® SET platform, utilizing both Masimo SET® and licensed rainbow® technology, which we believe includes the first devices cleared by the U.S. Food and Drug Administration, or FDA, to noninvasively and continuously monitor multiple measurements that previously required invasive or complicated procedures. In 2005, we launched noninvasive carboxyhemoglobin, or SpCO®, allowing measurement of carbon monoxide levels in the blood. Carbon monoxide is the most common cause of poisoning in the world. When used with other clinical variables, SpCO® may help clinicians and emergency responders detect carbon monoxide poisoning and help determine treatment and additional test options. In 2006, we launched noninvasive methemoglobin, or SpMet®, allowing for the measurement of methemoglobin levels in the blood. Methemoglobin in the blood leads to a dangerous condition known as methemoglobinemia, which occurs as a reaction to some common drugs used in hospitals and outpatient procedures. When used with other clinical variables, SpMet® may help clinicians detect methemoglobinemia and help determine treatment and additional test options. In 2007, we launched Masimo Pleth Variability Index, or PVI®. Fluid administration is critical to optimizing fluid status in surgery and critical care, but traditional invasive methods to guide fluid administration often fail to predict fluid responsiveness and newer methods are complicated and costly. When used with other clinical variables, PVI® may help clinicians assess fluid status and help determine treatment options. In March 2008, we debuted noninvasive hemoglobin, or SpHb®, and in March 2009, we began full market release of SpHb®. Hemoglobin is the oxygen-carrying component of red blood cells, and is one of the most frequent invasive laboratory measurements in the world, often measured as part of a complete blood count. A low hemoglobin status is called anemia, which is generally caused by bleeding or the inability of the body to produce red blood cells. When used with other clinical variables, SpHb® may help clinicians assess bleeding and anemia status and help determine treatment and additional test options. SpHb® has been shown to help clinicians reduce the number of red blood cell, or RBC, transfusions and in multiple cases demonstrate its lifesaving ability to detect bleeding earlier, without having to wait for traditional invasive blood tests results. In June 2010, we began a full commercial release of continuous and noninvasive monitoring of respiration rate, or RRaTM, via rainbow Acoustic MonitoringTM. Respiration rate is the number of breaths per minute. A low respiration rate is indicative of respiratory depression and high respiration rate is indicative of patient distress. Traditional methods used to measure respiration rate are often considered inaccurate or are not tolerated well by patients. When used with other clinical variables, RRaTM may help clinicians assess respiratory status and help determine treatment options. In July 2010, we began selling the SEDLine® monitor, which measures the brain’s electrical activity and provides information about a patient’s response to anesthesia.

We also offer a remote monitoring and clinician notification solution called the Masimo Patient SafetyNetTM, or Patient SafetyNetTM, which includes our Masimo SET® or rainbow® SET monitors at the patient’s bedside along with a central assignment station and wired or wireless server. Patient SafetyNetTM wirelessly notifies clinicians caring for multiple patients in different rooms when one of their patients has an alarm, allowing them to intervene sooner and provide potentially life-saving support. Masimo SET®, along with Patient SafetyNetTM, is proven to help clinicians improve outcomes on the general floor. In October 2010, we debuted the Halo IndexTM, which allows continuous global trending and assessment of multiple physiological measurements of a patient with a single number displayed on the Patient SafetyNetTM screen. Halo IndexTM is pending FDA 510(k) clearance.

In January 2012, we received FDA clearance for the Pronto-7®, a product designed specifically for spot-checking hemoglobin, along with oxygen saturation, pulse rate and perfusion index. In October 2012, we received both FDA clearance for uSpO2TM, a universal “Board-in-Cable” pulse oximetry solution, and CE mark for SpfO2™, a new parameter, which for the first time, allows the measurement of fractional arterial oxygen saturation noninvasively.

In March 2012, we acquired Spire Semiconductor, LLC, a maker of advanced light emitting diode and other advanced component-level technologies. Masimo Semiconductor will operate the business going forward, and specialize in wafer epitaxy, foundry services, and device fabrication for biomedical, telecommunications, consumer products and other markets. The acquisition gives us an advanced ability to develop custom components, accelerate development cycles, and optimize future product costs.

In July 2012, we acquired PHASEIN AB, or Phasein, a developer and manufacturer of ultra-compact mainstream and sidestream capnography and gas monitoring technologies. The acquisition of Phasein’s technologies complements our breakthrough innovations for patient monitoring with a portfolio of products ranging from OEM solutions for external “plug-in-and-measure” capnography and gas analyzers and integrated modules to handheld capnometer devices. With multiple measurements delivered through either mainstream or sidestream options, our customers can benefit from CO2, N2O, O2, and anesthetic agent monitoring in many hospital environments, such as operating rooms, procedural sedation and intensive care units.

In December 2012, we released iSpO2™, a pulse oximeter cable and sensor with Measure-Through Motion and Low Perfusion Masimo SET® technology for use with an iPhone, iPad or iPod touch. iSpO2™ uses Masimo SET® for Measure-Through Motion and Low Perfusion performance. The first version of iSpO2™ allows consumers to use their iPhone, iPad or iPod touch to check their own arterial blood oxygen saturation (SpO2), pulse rate, and perfusion index measurements for short-term sports and aviation use, and is not intended for medical use. The iSpO2™ is available on-line through both iSpO2.com and amazon.com. The iSpO2™ Medical, the professional version for medical use, is pending CE mark and FDA 510(k) clearance. The iSpO2™ Medical will be made available through our existing distribution channels.

We offer Masimo SET® and rainbow® SET through our OEMs and our own end-user products, including the Radical-7®, Rad-87®, Rad-57TM, Pronto®, Pronto-7®, Rad-8®, Rad-5® and Rad-5vTM. Our strategy is to utilize the accuracy and clinical applications of our products to: 1) be the leading choice for pulse oximetry in traditionally monitored areas in and out of the hospital; 2) expand the use of pulse oximetry beyond the critical care settings, including to the general floor of the hospital; 3) enable the use of breakthrough rainbow® measurements by our hospital customers; and 4) bring rainbow® measurements to new markets such as the outpatient clinic.

Our solutions and related products are based upon our proprietary Masimo SET® and rainbow® algorithms. This software-based technology is incorporated into a variety of product platforms depending on our customers’ specifications. Our technology is supported by a substantial intellectual property portfolio that we have built through internal development and, to a lesser extent, acquisitions and license agreements. As of December 29, 2012, we had 630 issued and pending patents worldwide. We have exclusively licensed from our development partner, Cercacor Laboratories, Inc., or Cercacor, the right to OEM selected rainbow® technology and to incorporate selected rainbow® technology into our products intended to be used by professional caregivers, including, but not limited to, hospital caregivers and alternate care facility caregivers.

Pulse Oximetry Background

Pulse oximetry has gained widespread clinical acceptance as a standard patient vital sign measurement because it can give clinicians an early warning of low arterial blood oxygen saturation levels, known as hypoxemia. Early detection is critical because hypoxemia can lead to a lack of oxygen in the body’s tissues, which can result in organ damage or death in a matter of minutes. Our pulse oximeters are used primarily in critical care settings, including surgery, recovery rooms, intensive care units, or ICUs, emergency departments and alternative care settings, such as long-term care facilities and for home monitoring of patients with chronic conditions.

In addition, clinicians use pulse oximeters to estimate whether there is too much oxygen in the blood, a condition called hyperoxemia. In premature babies, hyperoxemia can lead to permanent eye damage or blindness. By ensuring that oxygen saturation levels in babies remain under 96%, clinicians believe they can lower the incidence of hyperoxemia. Hyperoxemia can also cause problems for adults, such as increased risk of postoperative infection and tissue damage. In adults, to prevent hyperoxemia, clinicians use pulse oximetry monitoring to guide the administration of oxygen to maintain normal saturation levels.

Pulse oximeters use sensors attached to an extremity, typically the fingertip. These sensors contain two light emitting diodes that transmit red and infrared light from one side of the extremity through the tissue to a photodetector on the other side of the extremity. The photodetector in the sensor measures the amount of red and infrared light absorbed by the tissue. A microprocessor then analyzes the changes in light-absorption to provide a continuous, real-time measurement of the amount of oxygen in the patient’s arterial blood. Pulse oximeters typically give audio and visual alerts, or alarms, when the patient’s arterial blood oxygen saturation level or pulse rate falls outside of a user-designated range. As a result, clinicians have the opportunity to immediately initiate treatment to prevent the serious clinical consequences of hypoxemia and hyperoxemia.

Limitations of Conventional Pulse Oximetry

Conventional pulse oximetry is subject to technological limitations that reduce its effectiveness and the quality of patient care. In particular, when using conventional pulse oximetry, oxygen saturation measurements can be distorted by motion artifact, or patient movement, and low perfusion, or low arterial blood flow at the measurement site. Motion artifact can cause conventional pulse oximeters to inaccurately measure the arterial blood oxygen saturation level, due mainly to the movement and recognition of venous blood. Venous blood, which is partially depleted of oxygen, may cause falsely low oxygen saturation readings. Low perfusion can also cause conventional pulse oximeters to report inaccurate measurement, or in some cases, no measurement at all. Conventional pulse oximeters cannot distinguish oxygenated hemoglobin, or the component of red blood cells that carries oxygen, from dyshemoglobins, which are hemoglobin bound with carboxyhemoglobin or methemoglobin and are therefore incapable of carrying oxygen. In addition, conventional pulse oximetry readings can also be impacted by bright light and electrical interference from the presence of electrical surgical equipment. Independent, published research shows that conventional pulse oximeters are subject to operating limitations, including:

•	inaccurate measurements, which can lead to the non-detection of a hypoxemic event or improper and unnecessary treatment;

•

false alarms, which occur when the pulse oximeter falsely indicates a drop in the arterial blood oxygen saturation level, and which can lead to improper therapy, the inefficient use of clinical resources as clinicians respond to false alarms, or the non-detection of a true alarm if clinicians become desensitized to frequently occurring false alarms; and

•	signal drop-outs, which is the loss of a real-time signal as the monitor attempts to find or distinguish the pulse, and which can lead to the non-detection of hypoxemic events.

Independent research shows that over 70% of the alarms outside the operating room are false when using conventional pulse oximetry. In addition, in the operating room, conventional pulse oximeters can fail to give measurements due to weak physiological signals, or low perfusion, in up to 9% of all cases studied. Manufacturers of conventional pulse oximeters have attempted to address some of these limitations, with varying degrees of success. Some competing devices have attempted to minimize the effects of motion artifact by repeating the last measurement before motion artifact is detected, until a new, clean signal is detected and a new measurement can be displayed, known as freezing values. Other competing devices have averaged the signal over a longer period of time, known as long-averaging, in an attempt to reduce the effect of brief periods of motion. Still other competing devices extend the audible alarm notification delay, which reduces the awareness of inaccurate measurements. These competing solutions, commonly referred to as alarm management techniques, mask the limitations of conventional pulse oximetry. Several published studies have demonstrated that these alarm management techniques contribute to increased occurrences of undetected true alarms, or events where hypoxemia occurs, but is not detected by the pulse oximeter.

Conventional pulse oximetry technology also has several practical limitations. Because the technology cannot consistently measure oxygen saturation levels of arterial blood in the presence of motion artifact or low perfusion, conventional pulse oximetry is limited in non-critical care settings of the hospital, such as general care areas, where the hospital staff-to-patient ratio is significantly lower. In order for pulse oximetry to become a standard patient monitor in these settings, these limitations must be overcome.

In addition, pulse oximeters cannot distinguish oxygenated hemoglobin from dyshemoglobin, including the most prevalent forms of carboxyhemoglobin and methemoglobin. As a result of these dyshemoglobins, pulse oximeters will report falsely high oxygen levels when they are present in the blood.

We revolutionized pulse oximetry by inventing Signal Extraction Technology®, which allows pulse oximeters to measure through motion and low perfusion. In addition, with the invention of rainbow® technology, we can also measure noninvasive and continuous carboxyhemoglobin and methemoglobin, as well as hemoglobin. The invasive technology that measures carboxyhemoglobin and methemoglobin amongst other things, including arterial oxygen saturation and hemoglobin, is called a CO-Oximeter. We describe our noninvasive rainbow® technology as Pulse CO-OximetryTM.

Pulse Oximetry Market Opportunity

The pulse oximetry market consists of pulse oximeter devices, boards, and consumables, including single-patient use and reusable sensors, cables and other pulse oximetry accessories that are primarily sold to the hospital and alternative care markets. Based on available estimates for the U.S. and international market, we estimate that the worldwide pulse oximetry market was more than $1 billion in 2012.

According to a 2012 iData research report, the pulse oximetry market is expected to continue to grow, primarily due to an aging baby boomer population which will contribute to the increasing use of healthcare services. In addition, the market for peripheral pulse oximetry is expected to continue to grow with an industry-wide push for more low-acuity monitoring in both hospitals and alternate care facilities.

New Market Opportunities for Masimo SET® Pulse Oximetry

General Floor Monitoring Expansion

We believe there are opportunities to expand the market for pulse oximetry by applying Masimo SET®’s proven benefits from critical care settings to non-critical care settings, as well as settings outside of the hospital. The 8th annual HealthGrades Patient Safety in American Hospitals Study looked at patient safety indicators for 40 million hospitalized patients and concluded that many deaths and permanent disabilities could be avoided if hospitals adopted safe practices and implemented systems that facilitate patient safety. The cost associated with post-operative respiratory failure is estimated to be over $2 billion.

A landmark study published in January 2010 by the Journal of Anesthesiology from Dartmouth-Hitchcock Medical Center demonstrated that clinicians using Masimo SET® and Patient SafetyNetTM identified patient distress earlier, which decreased rapid response team activations by 65% and ICU transfers by 48%, and reduced ICU days by 135 days annually. A follow up report in the Anesthesia Patient Safety Foundation journal by Dartmouth-Hitchcock in 2012 reported that since December 2007, no patients have died or had serious brain injuries as a result of respiratory depression from opioids. In addition, Dartmouth-Hitchcock reported that expanding the use of Masimo SET® and Patient SafetyNetTM to all general and thoraco-vascular post-surgical units produced similar results to those seen in the original orthopedic unit. They also reported savings of $58,459 per patient, or $1.5 million annually, for patients who were not transferred to the ICU from the original orthopedic unit.

In August 2012, the Joint Commission issued a sentinel event alert, urging all hospitals to introduce measures to improve safety for patient receiving opioids, including systematic protocols to assess pain and appropriate opioid dosing, as well as continuous monitoring of oxygenation and ventilation. We believe that this sentinel event alert will significantly increase the general floor monitoring rate of adoption of Masimo SET® and Patient SafetyNetTM.

The American Hospital Association estimated that there were 947,000 staffed beds in all U.S.-registered hospitals in 2004. In 2000, according to a study published in the Journal of Critical Care Medicine, 87% of all hospital beds in the U.S. were located in a non-critical care setting, which suggests a non-critical care market potential of 820,000 beds in the U.S. alone. While some of these non-critical care beds have some form of monitoring capabilities today, we believe that 15% or more of the 820,000 beds in the U.S. alone could become continuous monitoring beds. We believe that Masimo SET®’s ability to dramatically minimize false alarms due to patient motion while maximizing the sensitivity of pulse oximeters to report true alarms will allow hospitals to reliably and continuously monitor their patients in the general floors.

Alternate Care

According to a 2011 iData market research report, the fastest growing portion of the U.S. pulse oximetry equipment market is in the alternate care market. We believe that Masimo SET® technology offers significant advantages in some segments of this market, including home care, post-acute care hospitals, and sleep diagnostics. The proven ability of Masimo SET® to dramatically reduce false alarms and increase true event detection enables clinicians to make more reliable diagnoses of those who have pulmonary or cardiac abnormalities, need oxygen therapy, or need Continuous Positive Airway Pressure therapy. We plan to leverage this opportunity and expand our presence in this market.

New Market Opportunities for Pulse CO-Oximetry or Masimo rainbow® SET

Masimo rainbow® SET creates additional demand for our pulse oximetry circuit boards, monitors and sensors because customers desire the rainbow® SET noninvasive measurement capabilities that are not available with any other pulse oximeter technology. To date, over 20 OEM companies have released rainbow® SET-equipped products or announced rainbow® integration plans. Companies with released rainbow® SET products include Physio-Control, Welch Allyn, ZOLL, Dräger, GS Corpuls, BMEYE, Saadat and more. Companies that have announced rainbow® SET integration, but have not yet released products, include Atom Medical, CareFusion, GE Medical Systems and Philips. In addition, more than 20 additional companies are actively working on rainbow® integration but have not yet publicly announced their integration plans.

There are significant opportunities with rainbow® SET to create new hospital and alternate care markets by enabling the monitoring of additional noninvasive measurements beyond arterial blood oxygen saturation level and pulse rate.

Hemoglobin (SpHb®)

In May 2008, we received clearance from the FDA for our continuous hemoglobin monitoring technology and in September 2008, we began shipping, in a limited market release, these monitors and sensors. In March 2009, we fully launched our continuous noninvasive hemoglobin device. Hemoglobin is the part of a red blood cell that carries oxygen to the body and therefore a measurement of the hemoglobin parameter is an indicator of the oxygen carrying capacity of the blood. A low hemoglobin status is called anemia, which is generally caused by bleeding or the inability of the body to produce red blood cells. As a chronic disorder, anemia can be treated by iron supplements, diet changes or drugs that increase the production of red blood cells. As an acute disorder, anemia due to bleeding requires stoppage of the bleeding before organ dysfunction or death occurs, or a RBC transfusion to sustain organ function and life. Because of its clinical importance, hemoglobin is one of the most commonly ordered lab diagnostic tests in the hospital and physician office. Each year in the U.S., over 400 million invasive hemoglobin tests are performed, which require multiple steps, including collecting the patient’s blood sample, transferring the sample to the lab, analyzing the sample, documenting the results and reporting the results to the ordering clinician.

A low or falling hemoglobin measurement provides the primary indication for whether a patient receives a RBC transfusion. A RBC transfusion is the most frequent procedure performed in U.S. hospitals, with one in ten inpatients receiving one or more units of blood. RBC transfusions are highly variable by institution, procedure and physician. Evidence from observational studies shows RBC transfusions can increase mortality by 69% and morbidity by 88%, while restrictive transfusion practices have been proven safe in multiple randomized controlled trials. Blood transfusions are costly – between $522 and $1,183 per unit – not accounting for morbidity costs. Many transfusions are unnecessary – a systematic review of 494 studies showed that 59% are “inappropriate”. There is a growing recognition of the need to implement strategies to reduce transfusions by groups such as The Joint Commission and the American Medical Association, with RBC transfusions recently targeted as one of the top five procedures that are overused. In spite of the strong need to reduce RBC transfusions, existing tools for transfusion decision making are limited and may contribute to inappropriate transfusions. For example, estimated blood loss is commonly much higher than actual blood loss, and laboratory hemoglobin values are only available intermittently and are often delayed. It is estimated that with appropriate tools, processes and application of evidence-based medicine, RBC transfusions could be reduced and save the U.S. healthcare system up to $5 billion per year, while significantly improving quality and safety.

At the American Society of Anesthesiologists scientific meeting in October 2010, investigators from Massachusetts General Hospital presented the results of their study in which they evaluated the impact of SpHb® monitoring in a randomized controlled trial in orthopedic surgery patients. Patients in the standard care group had a 4.5% transfusion rate and patients in the SpHb® monitoring group had a 0.6% transfusion rate, an 87% reduction in transfusion frequency with SpHb®. Patients in the standard care group had an average of 0.10 units transfused and patients in the SpHb® monitoring group had an average of 0.01 units transfused, a 90% reduction in average units transfused. Based on the 0.09 unit lower blood utilization per patient shown in the study and an estimated blood cost of $522 to $1,183 per unit, SpHb® could reduce hospital costs by $47 to $106 per patient monitored. It is possible that SpHb® monitoring may have an even greater benefit in populations with greater transfusion frequency and a greater number of average units transfused.

A low or falling hemoglobin measurement also helps determine whether a patient has internal bleeding that requires further investigation and intervention. The later bleeding is discovered, the greater the patient risk and greater the potential for increased cost of treatment. Significant bleeding occurs in up to 35% of surgical and ICU patients. A low hemoglobin measurement is associated with almost 90% of patients with bleeding. However, traditional laboratory measurements are both delayed and infrequent, and as a result, are late in identifying bleeding.

According to a study published in January 2010 by Anesthesia and Analgesia, undetected bleeding also occurs in otherwise healthy patients, such as mothers who have just delivered babies. Postpartum hemorrhage, or PPH, is the leading cause of maternal mortality. The direct pregnancy-related maternal mortality rate in the U.S. is 7 to 10 women per 100,000 live births, and 19% of in hospital maternal deaths are caused by PPH. In the developing world, statistics suggest that 25% of maternal deaths are due to PPH, accounting for more than 140,000 maternal deaths per year, or 1 woman every 4 minutes.

When used with other clinical variables, Masimo SpHb® may help clinicians assess bleeding status and help determine treatment and additional test options. While clinical research studies on SpHb® are ongoing, clinicians inherently understand the value of continuous and noninvasive hemoglobin monitoring. A study by the consulting firm Capgemini concluded that the average 500 bed hospital would save $468,000 annually by implementing SpHb® and other rainbow® measurements. Because of the potential clinical and cost advantages of measuring hemoglobin noninvasively and continuously, we believe that a greater number of hospitals will adopt Masimo rainbow® SET technology.

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

Beginning in January 2010, the American Medical Association approved a Current Procedural Terminology, or CPT, code and Medicare implemented pricing on the Medicare Clinical Lab Fee Schedule for noninvasive hemoglobin, enabling U.S. hospitals and physician offices that perform testing to recover their costs, in addition to the clinical benefits they receive from this measurement. In 2013, the Medicare reimbursement for SpHb® is $6.90 per test when testing eligible patients.

Carboxyhemoglobin (SpCO®)

Carbon monoxide is a colorless, odorless and tasteless gas that is undetectable by humans and is often unknowingly inhaled from combustion fumes, or during fires by victims and first responders. Carbon monoxide poisoning is the leading cause of accidental poisoning death in the U.S., responsible for up to 50,000 emergency department visits and 500 unintentional deaths annually. Carbon monoxide poisoning, which involves carbon monoxide binding with hemoglobin cells, thereby preventing them from carrying oxygen, can cause severe neurological damage, permanent heart damage or death in a matter of minutes. Quick diagnosis and treatment of carbon monoxide poisoning is critical in saving lives and preventing long-term damage, but the condition is often misdiagnosed because symptoms are similar to the flu. Historically, carbon monoxide levels in the blood have been measured using a laboratory CO-Oximeter, which requires a patient or a patient’s blood sample to be transported to a hospital with laboratory CO-Oximetry capability. In one region of the country, it is estimated that only one-half of acute care hospitals has laboratory CO-Oximetry capabilities. Additional delays occur if a patient needs hyperbaric oxygen therapy, which often requires transfer to yet another medical center with hyperbaric capability.

When used with other clinical variables, Masimo SpCO® may help clinicians detect carbon monoxide poisoning and help determine treatment and additional test options. According to a 2008 study by Brown University, an emergency department using Masimo rainbow® SET carbon monoxide monitoring identified 60% more carbon monoxide poisoning cases than the conventional approach, and estimated that as many as 11,000 carbon monoxide poisoning cases per year in the U.S. were being missed with the conventional approach. In a 2012 study, based on three years of U.S. data from the Undersea and Hyperbaric Medicine Society’s carbon monoxide poisoning surveillance system (supported by the Centers for Disease Control), researchers analyzed cases of carbon monoxide poisoning treated with hyperbaric oxygen with initial carboxyhemoglobin level measured by either laboratory CO-Oximetry or with SpCO® from a rainbow® Pulse CO-Oximeter®. Patients who were initially measured using rainbow® Pulse CO-Oximetry had a significantly shorter time to measurement of carbon monoxide (1.1 versus 1.7 hours) and a shorter period of time from the end of carbon monoxide exposure to treatment (4.4 versus 5.3 hours). Three hours after exposure, 45% of patients evaluated by Pulse CO-Oximetry had started treatment versus just 25% of patients evaluated by laboratory CO-oximetry that had started treatment.

Multiple leading emergency first responder associations, including the National Association of Emergency Medical Technicians, the National Association of EMS Educators, the International Association of Fire Fighters and the International Association of Fire Chiefs, now educate their members that noninvasive assessment for carbon monoxide poisoning is appropriate when exposure is suspected or when an individual presents symptoms that could indicate such poisoning. In addition, the National Fire Protection Association, or NFPA, included carbon monoxide screening by Pulse CO-Oximetry as an available method as part of a new national healthcare standard for firefighters potentially exposed to carbon monoxide poisoning. NFPA’s consensus codes and standards serve as the worldwide authoritative source on fire prevention and public safety.

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

Beginning January 2009, the American Medical Association approved a CPT code and Medicare implemented pricing on the Medicare Clinical Lab Fee Schedule for noninvasive carboxyhemoglobin, enabling U.S. hospitals that perform testing to recover their costs, in addition to the clinical benefits they receive. In 2013, the Medicare reimbursement for SpCO® is $6.90 per day when testing eligible patients.

We believe that the first and greatest opportunity for noninvasive blood carbon monoxide monitoring is in the alternate care market and emergency department settings. In the U.S. alone, there are 30,000 fire departments / alternate care market locations and 5,000 hospitals that would benefit from noninvasive carbon monoxide testing.

Methemoglobin (SpMet®)

Methemoglobinemia reduces the amount of oxygen bound to hemoglobin for delivery to tissues and forces normal hemoglobin to bind more tightly to oxygen, releasing less oxygen to the tissues. Methemoglobinemia is often unrecognized or diagnosed late, increasing risk to the patient. Commonly prescribed drugs can introduce methemoglobin into the blood and cause methemoglobinemia. Some of the 30 drugs that are known to cause methemoglobinemia are benzocaine, a local anesthetic, which is routinely used in procedures ranging from endoscopy to surgery; inhaled nitric oxide, routinely used in the Neonatal Intensive Care Unit; nitroglycerin, used to treat cardiac patients, and dapsone, used to treat infections for immune deficient patients, such as HIV patients.

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

When used with other clinical variables, Masimo SpMet® may help clinicians detect methemoglobinemia and help determine treatment and additional test options. We believe the initial opportunity for methemoglobin monitoring is in outpatient procedure labs in hospitals, such as esophageal echocardiography and gastrointestinal labs where use of topical “caines”, such as benzocaine, is prevalent, monitoring HIV patients who receive dapsone, as well as monitoring neonates who receive inspired nitric oxide in the neonatal ICUs.

Beginning January 2009, the American Medical Association approved a CPT code and Medicare implemented pricing on the Medicare Clinical Lab Fee Schedule for noninvasive methemoglobin, enabling U.S. hospitals that perform testing to recover their costs, in addition to the clinical benefits they receive. In 2013, the Medicare reimbursement for SpMet® is $6.90 per day when testing eligible patients.

PVI®

Fluid is administered through intravenous catheters to surgical and intensive care patients as part of a key objective to ensure that vital tissues are getting enough oxygen. However, too much fluid may cause harm to patients. Therefore, the decision of whether to administer fluid is of fundamental importance in critically-ill and surgical patients. Ideally, a clinician would know prior to giving fluid whether the patient would respond favorably to the fluid, which is known as “fluid responsiveness.” However, traditional methods such as central venous pressure monitoring often fail to predict fluid responsiveness, and newer methods are invasive, complicated and/or costly.

Multiple studies have shown that, when used with other clinical variables, PVI® helps clinicians assess fluid responsiveness, defined as an increase in the amount of blood flow the heart pumps per minute, or cardiac output. Mechanical ventilation means that a machine called a respirator is controlling patient breathing. PVI®, which has been shown to help clinicians improve fluid management, has also been used by clinicians in Goal Directed Therapy to reduce patient risk. Fluid management was improved by PVI® by helping reduce the amount of fluid given to surgical patients, which lowered their patient risk as evidenced by a lowering of a key patient risk marker called lactate level.

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

Respiration rate is defined as the number of breaths per minute, and changes in respiration rate provide an early warning sign of deterioration in patient condition. Current methods to monitor respiration rate include end tidal CO2 monitoring, which requires a special tube to be inserted in the patient’s nose and therefore has low patient compliance, and impedance monitoring, which is considered unreliable. Multiple clinical studies have shown that RRaTM provides as good or better accuracy to monitoring respiration rate as end tidal CO2 monitoring, and can reliably detect respiratory pause episodes, defined as a cessation of breathing for 30 seconds or more. Our noninvasive respiration rate parameter is available in our Masimo rainbow® SET platforms with the launch of MX-3 circuit board, which was released in November 2009. These devices with the RRaTM software and our acoustic respiration sensor are placed on the patient’s neck and connected to the bedside monitor with a separate cable. Should the respiration rate change or stop, an alarm will be displayed on the device and in addition, can be sent to the Patient SafetyNetTM system. Patient SafetyNetTM can then notify the attending clinician or nurse of the condition, directly on the monitor or remotely via a pager.

When used with other clinical variables, RRaTM may help clinicians assess respiratory status and help determine treatment options. We believe this noninvasive measurement will become a key and important measurement in the general floor environment, in the post-anesthesia care unit, during procedural sedation such as in the gastrointestinal lab, as well as in the monitoring of non-mechanically ventilated patients during surgery.

Fractional Arterial Oxygen Saturation (SpfO2TM)

In October 2012, we debuted SpfO2TM, a new parameter which, for the first time, allows the measurement of fractional arterial oxygen saturation noninvasively. This parameter has received CE mark for the European Union, but it is subject to FDA 510(k) clearance before commercialization in the U.S. Until now, pulse oximeters could only measure and display functional oxygen saturation, or SpO2. Therefore, when patients had elevated carboxyhemoglobin (from carbon monoxide poisoning) and/or elevated methemoglobin (negative reaction to more than 30 common drugs used in hospitals, like caines, nitrates, and Dapsone), the displayed functional oxygen saturation overestimated the actual oxygen saturation value. Utilizing more than seven wavelengths of light and breakthrough signal processing, Masimo rainbow® Pulse CO-Oximeters® can measure and display fractional arterial oxygen saturation. SpfO2™ allows more precise arterial oxygenation assessment in patients with elevated dyshemoglobins, common throughout the hospital and pre-hospital setting, compared to functional oxygen saturation. SpfO2™ may allow earlier interventions and more timely therapeutic decisions.

Halo IndexTM

In October 2010, we debuted Halo IndexTM, which has received CE mark for the European Union, but it is subject to FDA 510(k) clearance before commercialization in the U.S. Halo IndexTM is a dynamic indicator that facilitates continuous global trending and assessment of multiple physiological measurements to quantify changes in patient status. Currently, clinicians monitor multiple clinical measurements on each patient and respond independently to each of the measurement. Halo IndexTM is a single displayed value on the Patient SafetyNetTM remote monitoring and notification system, which facilitates simple and comprehensive assessment within a single index. In the future, subject to FDA clearance, we expect Halo IndexTM will also be available as part of our standalone devices and OEM boards. As more clinical evidence is collected on Halo IndexTM, its clinical utility in a variety of care areas and patient types will become more specific.

In Vivo AdjustmentTM

In October 2011, In Vivo AdjustmentTM received CE marking in the European Union but is subject to FDA 510(k) clearance in the U.S. In the 2011 and 2012 Radical-7®, In Vivo AdjustmentTM enables clinicians, for the first time, to adjust the noninvasive measurement of SpHb® to the specific patient and laboratory reference device they use for invasive blood testing. In Vivo AdjustmentTM is considered helpful to clinicians because the reference standard used in their hospital may differ from the reference standard used by Masimo for calibration, inducing differences in the noninvasive measurement and the invasive measurement. In addition, while calibration curves are developed over a large number of patients, variation can occur from the calibration curve for any single patient.

Disruptive New Technologies

In general, our recent noninvasive measurement technologies are breakthrough products that are considered disruptive. These disruptive technologies have performance levels that we believe are acceptable for many clinical environments, but in their present form may be insufficient in others. In addition, these noninvasive measurement technologies may perform better in some patients and settings than others. The performance of these technologies shows variability across a population that follows a standard gaussian distribution described in the accuracy specifications. Over time, we hope to reduce this variability and, if we do, we expect these recent noninvasive measurement technologies to become more useful in additional environments and to become more widely adopted. This is the adoption pattern experienced historically with our other new noninvasive measurements, such as oxygen saturation, and what we expect to experience in the future with our current and future technologies.

SEDLine® Brain Function Monitoring

In July 2010, we began selling the SEDLine® monitor, which measures the brain’s electrical activity and provides information about a patient’s response to anesthesia. SEDLine® enables monitoring of both sides of the brain simultaneously and provides Density Spectral Array for immediate detection of asymmetrical activity. SEDLine® monitors enable more individualized titration of anesthesia and sedation for faster emergence, while offering reliable monitoring during challenging conditions such as electrocautery.

Capnography and Gas Monitoring

In July 2012, we acquired Phasein, a developer and manufacturer of ultra-compact mainstream and sidestream capnography and gas monitoring technologies. The acquisition of Phasein’s technologies complements our breakthrough innovations for patient monitoring with a portfolio of products ranging from OEM solutions for external “plug-in-and-measure” capnography and gas analyzers and integrated modules to handheld capnometer devices. With multiple measurements delivered through either mainstream or sidestream options, our customers can benefit from CO2, N2O, O2, and anesthetic agent monitoring in many hospital environments, such as operating rooms, procedural sedation and intensive care units.

Future Measurements

We believe that our core signal processing and sensor technologies are widely applicable and may develop and launch future applications utilizing our proprietary technology platforms. However, we do not plan to communicate the priority, status or timing of future measurements in development until such time that they have reached feasibility and/or received regulatory clearance.

The Masimo Solution

Masimo SET® was designed to overcome the primary limitations of conventional pulse oximetry, which involve maintaining accuracy in the presence of motion artifact and weak signal-to-noise situations. Our Masimo SET® platform, which became available to hospitals in the U.S. in 1998, is the basis of our pulse oximetry products and we believe represented the first significant technological advancement in pulse oximetry since its introduction in the early 1980s. In addition, our products’ benefits have been validated in over 100 independent clinical and laboratory studies. Masimo SET® utilizes five signal processing algorithms, four of which are proprietary, in parallel, to deliver high precision, sensitivity and specificity in the measurement of arterial blood oxygen saturation levels. Sensitivity is the ability to detect true events and specificity is the ability to reject false alarms. One of our proprietary processing algorithms, Discrete Saturation Transform, separates the signal from noise in real-time through the use of adaptive filtering and an iterative sampling technique that tests each possible saturation value for validity. Masimo SET® signal processing can therefore identify the venous blood and other noise, isolate them, and extract the arterial signal.

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

In response to the hospital market’s growing needs to implement environmentally friendly, or “green”, products and to decrease costs to remain competitive, we developed the Pulse Oximetry ReSposable sensor system and began a limited market release in December 2010. The ReSposable sensor, part reusable and part disposable, combines the performance and comfort of single-use adhesive sensors with the economic and green advantages of reusable sensors. ReSposable sensors produce 90% less waste and 41% fewer carbon emissions than disposable sensors, while recycled sensors only decrease waste by 34% and actually increase carbon emissions by 43% compared to disposable sensors.

In 2005, we introduced our Masimo rainbow® SET platform, leveraging our Masimo SET® technology and incorporating licensed rainbow® technology to enable reliable, real-time monitoring of additional measurements beyond arterial blood oxygen saturation and pulse rate. The Masimo rainbow® SET platform has the unique ability to distinguish oxygenated hemoglobins from certain dyshemoglobins, hemoglobins incapable of transporting oxygen, and allows for the rapid, noninvasive monitoring of hemoglobin, carboxyhemoglobin, methemoglobin and PVI, which we refer to as Pulse CO-Oximetry. Along with the release of our rainbow® Pulse CO-Oximetry products, we have developed multi-wavelength sensors that have the ability to monitor multiple measurements with a single sensor. We believe that the use of Masimo rainbow® Pulse CO-Oximetry products will become widely adopted for the noninvasive monitoring of these measurements. We believe the addition of RRaTM with rainbow Acoustic MonitoringTM technology for noninvasive and continuous monitoring will strengthen the clinical demand for the rainbow® platform, especially in the growing general floor market.

Additionally, we market our Patient SafetyNetTM remote monitoring and clinician notification system for use with our Masimo SET® pulse oximeters and rainbow® Pulse CO-Oximeters®, which allow monitoring of the oxygen saturation and pulse rate of up to 80 patients simultaneously. Patient SafetyNetTM offers a rich user interface with trending, and real time waveform capability at the central station and remote notification via pager or smart phones. Patient SafetyNetTM also features the Adaptive Connectivity EngineTM, which enables two-way, HL7-based connectivity to clinical/hospital information systems. The Masimo Connectivity Engine significantly reduces the time and complexity to integrate and validate custom HL7 implementations, and demonstrates our commitment to innovation that automates patient care with open, scalable, and standards-based connectivity architecture. Patient SafetyNetTM also allows the display of the new Halo IndexTM, discussed earlier. We believe that the advanced performance of the Masimo SET® platform coupled with reliable, cost effective, and easy to use wireless remote monitoring will allow hospitals to create continuous surveillance solutions on general care floors where patients are at risk of avoidable adverse events and where direct patient observation by skilled clinicians is cost prohibitive.

We believe that our technologies and products offer multiple clinical and financial benefits, including:

Masimo SET® Pulse Oximetry

•

Fewer false alarms and better true alarm detection. Over 100 independent and objective studies have now proven Masimo SET® accuracy during challenging conditions in adult, pediatric and neonatal patients.

•

Increased detection of critical congenital heart disease through newborn screening. Four studies totaling 118,000 patients have shown that adding Masimo SET® to the standard physical exam increases the detection of this potentially fatal disease before the baby leaves the hospital. The published evidence for Masimo SET® led the American Academy of Pediatrics and the U.S. Department of Health and Human Services to recommend mandatory screening for all newborns using “motion-tolerant pulse oximeters that report functional oxygen saturation and have been validated in low perfusion conditions”. In 2012, we received FDA 510(k) clearance for Masimo SET® pulse oximeters and neonatal sensors with labeling for screening newborns for CCHD, marking the first time the FDA has cleared specific labeling indicating the use of pulse oximeters, in conjunction with a physical exam, to screen newborns for CCHD.

•

Reduced retinopathy of prematurity in very low birth weight neonates. In a two-phased study of two centers that previously used competing pulse oximetry, both centers simultaneously changed their neonatal oxygen targeting policy, and one of the centers switched to Masimo SET® pulse oximetry. In the first phase of the study, there was no decrease in retinopathy of prematurity at the center using competing pulse oximetry but there was a 58% reduction in significant retinopathy of prematurity and a 40% reduction in the need for laser eye treatment at the center using Masimo SET®. In the second phase of the study, the center still using competing pulse oximetry switched to Masimo SET® and it experienced similar results as the center already using Masimo SET®

•	Fewer arterial blood gas measurements, faster oxygen weaning time, and lower length of stay in the ICU. With more accurate and reliable measurements from Masimo SET®.

•	Lower sensor utilization. Due to sensor durability and the ease of obtaining measurements with Masimo SET®.

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

•

Earlier detection of patient distress on the general floor, enabling reduced ICU Transfers and Rapid Response Activations. Many patients in the general care areas are at risk of dying due to inadequate oxygenation. To mitigate this risk, patients in the general care areas need to be continuously monitored. Our Patient SafetyNetTM systems enable the Masimo SET® and rainbow® SET platforms to wirelessly and remotely monitor patients in the general care areas of the hospital that are not under the constant supervision of clinicians. A landmark study published in 2010 by Dartmouth-Hitchcock Medical Center demonstrated that clinicians using Masimo SET® and Patient SafetyNetTM identified patient distress earlier, which decreased rapid response team activations, ICU transfers and ICU days. Hospitals and other care centers can reduce their costs by moving less critically ill patients from the ICU to the general care areas where these patients can be continuously and accurately monitored in a more cost-effective manner.

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

Examples of the many benefits of breakthrough rainbow® measurements include:

Hemoglobin (SpHb®)

•	Helping clinicians reduce the risk and cost associated with RBC transfusions

•	Helping clinicians identify undetected bleeding earlier in surgical, intensive care, trauma, and obstetric patients

•	Helping clinicians identify anemia more rapidly and efficiently, and allowing them to assess patients for anemia in developing countries around the world

Carboxyhemoglobin (SpCO®)

•	Helping clinicians identify deadly carbon monoxide poisoning earlier and more often, reducing incorrect diagnoses

Methemoglobin (SpMet®)

•	Helping clinicians identify dangerous methemoglobinemia earlier and more often, reducing incorrect diagnoses

Pleth Variability Index (PVI®)

•	Helping clinicians assess fluid responsiveness and improve fluid management in surgical and intensive care patients who are mechanically ventilated

Respiration Rate (RRaTM)

•	Helping clinicians identify respiratory depression and respiratory distress earlier and more often

Halo IndexTM

•	Potentially helping clinicians identify patient distress earlier, more effectively, more easily, and more efficiently

SEDLine® Brain Function Monitoring

•	Enabling more individualized titration of anesthesia and sedation for faster emergence, while offering reliable monitoring during challenging conditions such as electrocautery

Fractional Arterial Oxygen Saturation (SpfO2TM)

•	Allowing more precise arterial oxygenation assessment in patients with elevated dyshemoglobins, common throughout the hospital and pre-hospital setting, compared to functional oxygen saturation (SpO2)

Capnography and Gas Monitoring

•

Allowing continuous monitoring of ventilation in mechanically ventilated patients, monitoring ventilation during cardiopulmonary resuscitation, and monitoring gas concentrations to help titrate anesthesia

Our Strategy

Since inception, our mission has been to develop noninvasive monitoring solutions that improve patient outcomes and reduce the cost of patient care. We intend to continue to grow our business and to improve our market position by pursuing the following strategies:

•

Continue to Expand Our Market Share in Pulse Oximetry. We grew our product revenue to $464.9 million in 2012 from $300.1 million in 2009, representing a three year CAGR of 15.7%. This growth can be attributed to the increased access to pulse oximetry customers through our agreements with group purchasing organizations, or GPOs, our increased relationships with OEM partners, the expansion of our direct sales force, and strong, independent clinical evidence that demonstrates the benefits of our technology. We supplement our direct sales with sales through our distributors. Direct and distributor sales increased to $396.2 million, or 85.2%, of product revenue in 2012, from $241.7 million, or 80.5%, of product revenue in 2009.

•

Expand the Pulse Oximetry Market to Other Patient Care Settings. We believe the ability to continuously and accurately monitor patients outside of critical care settings, including the general care areas of the hospital, are currently unmet medical needs and have the potential to significantly improve patient care and increase the size of the pulse oximetry market. We believe the ability of Masimo SET® to accurately monitor and address the limitations of conventional pulse oximetry has enabled, and will continue to enable, us to expand into non-critical care settings and thus significantly expand the market for our products. To further support our expansion into the general care areas, we market Patient SafetyNetTM, which enables continuous monitoring of up to 80 patients’ oxygen saturation, pulse rate, and with rainbow® SET, noninvasive hemoglobin and respiration rate.

•

Expand the Use of rainbow® Technology in the Hospital Setting. We believe the noninvasive measurement of rainbow® Pulse CO-Oximetry (hemoglobin, carboxyhemoglobin, methemoglobin, PVI), rainbow Acoustic MonitoringTM (respiration rate), and the Halo IndexTM, as well as future measurements, will provide an excellent opportunity to leverage existing customer relationships into new opportunities to improve patient care and our revenues, directly and through a greater ability to convert non-Masimo hospitals to Masimo hospitals due to our expanded measurement capabilities.

•

Expand the Use of rainbow® Technology in the Non-Hospital Setting. We believe the noninvasive measurement of hemoglobin creates a significant opportunity in markets such as the physician office, emergency departments, and blood donation centers, and noninvasive carboxyhemoglobin in the fire/alternate care market. To date, we have introduced our first noninvasive spot-check hemoglobin device called Pronto® and, in January 2012, we began full market release of Pronto-7®, utilizing the new rainbow 4DTM technology, as a noninvasive spot-check hemoglobin device, along with oxygen saturation, pulse rate and perfusion index. The Pronto® and Pronto-7® allow users to simply and quickly perform a spot-check measurement of hemoglobin levels, one of the most common invasive laboratory measurements. We believe that the ability to noninvasively measure hemoglobin will increase efficiency and improve clinical decision making in physician offices, emergency departments and blood donation centers, by enabling quick determination of hemoglobin levels and reducing the time required to take an invasive blood draw, create the labeling, send the sample to the lab, wait for the lab results (often not until the next day), and communicate these results to the patient.

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

•

Continue to Innovate and Maintain Our Technology Leadership Position. We invented and pioneered what we believe is the first pulse oximeter to accurately measure arterial blood oxygen saturation level and pulse rate in the presence of motion artifact and low perfusion. In addition, we launched our rainbow® SET platform that enabled what we believe is the first noninvasive monitoring of carboxyhemoglobin, methemoglobin and hemoglobin, as well as PVI, which all previously required invasive testing. With our introduction of RRaTM with rainbow Acoustic MonitoringTM technology, we believe we have launched the first platform to enable noninvasive and continuous monitoring through an easy to use single patient adhesive acoustic sensor. In October 2010, we debuted Halo IndexTM (pending FDA 510(k) clearance in the U.S.). Halo IndexTM is a dynamic indicator that facilitates continuous global trending and assessment of multiple physiological measurements to quantify changes in patient status. We plan to continue to innovate and develop new technologies and products, internally and through our collaboration with Cercacor, whom we currently license carboxyhemoglobin, methemoglobin and hemoglobin from, for the noninvasive monitoring of other measurements.

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

The following chart summarizes our principal product components and principal markets and methods of distribution:

Product Components	Description	Markets and Methods of Distribution
Patient Monitoring Solutions:
Circuit Boards (e.g., MX-1®, MX-3, MS-2011, MS-2040, uSpO2TM, ISATM, and IRMATM)	• Signal processing apparatus for all Masimo technology platforms • Mainstream and sidestream capnography and gas monitors	Incorporated and sold to OEM partners who incorporate our circuit boards into their patient monitoring systems

Monitors / Devices (e.g., Radical-7®, Pronto-7®, Rad-57TM and EMMATM)	• Bedside and handheld monitoring devices that incorporate Masimo SET® with and without licensed Masimo rainbow® SET technology • Compact and self-contained capnometer which monitors CO2 concentration	Sold directly to end-users and through distributors and in some cases to our OEM partners who sell to end-users

Sensors (e.g., SET®, rainbow® Pulse CO-Oximetry, rainbow Acoustic SensorsTM, and SEDLine)	• Extensive line of both single- patient, reusable and ReSposable sensors • Patient cables, as well as adapter cables that enable the use of our sensors on certain competitive monitors	Sold directly to end-users and through distributors and to OEM partners who sell to end-users

Line filters, cannulas, and mainstream adapters (e.g., capnography and gas disposables)	• Line of disposables to measure mainstream and sidestream capnography and gas parameters	Sold directly to end-users and through distributors and to OEM partners who sell to end-users

Remote Alarm and Monitoring Solutions (e.g., Masimo Patient SafetyNetTM)	• Network-linked, wired or wireless, multiple patient floor monitoring solutions • Standalone wireless alarm notification solutions	Sold directly to end-users

Software (e.g., SpHb®, SpCO®, SpMet®, PVI®, RRaTM, 3D Alarms®, Adaptive Threshold AlarmTM and Halo IndexTM)	• Rainbow® measurements and other proprietary features sold to installed monitors	Sold directly to end-users and through OEM partners who sell to end-users

Consumer product (e.g., iSpO2TM)	• Pulse oximeter cable and sensor for use with an iPhone, iPad or iPod touch	Sold directly to consumers through on-line websites

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

Masimo rainbow® SET MX Circuit Boards. Our next-generation circuit board is the foundation for our Masimo rainbow® Pulse CO-Oximetry and rainbow Acoustic MonitoringTM platform, utilizing technology licensed from Cercacor. The MX circuit boards measure arterial blood oxygen saturation levels and pulse rate, and have the circuitry to enable the measurement of hemoglobin, oxygen content, carboxyhemoglobin, methemoglobin, PVI, respiration rate and halo indexTM, along with other potential measurements in the future. Customers can choose to buy additional measurements beyond arterial blood oxygen saturation levels and pulse rate at the time of sale or at any time in the future through a field-installed software upgrade. As additional measurements are developed, each new measurement may be available as a software upgrade to the existing system.

uSpO2TM Cable/Board. Our new SET® technology-in-a-cable contains the low power (MS-2040) technology in a reduced size, allowing it to be embedded into patient cables as part of the sensor connector. This allows for the ability to interface the uSpO2TM cable/board to monitoring devices externally via an existing communications port in instances where internal integration of a traditional Masimo SET® technology board is not feasible. The uSpO2 TM cable/board provides full Masimo SET® Measure-Through Motion and Low Perfusion pulse oximetry found in our other products, with a typical power consumption of less than 45 milliwatts.

Monitors / Devices

Radical-7®. We believe that the Radical-7® offers features that do not exist in any other pulse oximeter. The Radical-7® incorporates the MX circuit board, which enables rainbow® SET measurements, and offers three-in-one capability to be used as:

•	a standalone device for bedside monitoring;

•	a detachable, battery-operated handheld unit for easy portable monitoring; and

•

a monitor interface via SatShare®, a proprietary technology allowing our products to work with certain competitor products, to upgrade existing conventional multi-parameter patient monitors to Masimo SET® while displaying rainbow® measurements on the Radical-7® itself.

The Radical-7® is a wireless, touch screen device, which is on an upgradeable rainbow® SET platform. With its wide-ranging flexibility, Radical-7® can continuously monitor a patient from the ambulatory environment, to the emergency room, to the operating room, to the general floor, and on until the patient is discharged. Radical-7® delivers the accuracy and reliability of Masimo rainbow® SET with multi-functionality, ease of use and a convenient upgrade path for existing monitors.

SatShare® technology enables a conventional monitor to upgrade to Masimo SET® through a simple cable connection from the back of Radical-7® to the sensor input port of the conventional monitor. No software upgrades or new modules are necessary for the upgrade, which can be completed in minutes. SatShare® allows hospitals to standardize the technology and sensors used throughout the hospital while allowing them to gain more accurate monitoring capabilities and additional multi-functionality in a cost-effective manner. This technology has facilitated many hospital-wide conversions of previously installed competitor monitors to Masimo SET®. In addition, Masimo rainbow® SET measurements such as hemoglobin are available to clinicians on the Radical-7® itself while the device is being used in SatShare® mode.

Rad-87®. The Rad-87®, which also contains Masimo rainbow® SET technology, is a compact, lightweight and easy-to-use device designed specifically for use in less acute settings than the Radical-7®. The Rad-87® is available with a built-in bi-directional wireless radio for use as part of the Patient SafetyNetTM remote monitoring and clinician notification system.

Pronto®. The Pronto® is a handheld noninvasive multi-parameter testing device that uses Masimo rainbow® SET technology to provide oxygen saturation, pulse rate, perfusion index and spot-checking of hemoglobin levels for both hospitals (i.e., emergency departments) and remote settings such as physician offices.

Pronto-7® . The Pronto-7® is a noninvasive multi-parameter device utilizing rainbow 4DTM that provides spot-check hemoglobin testing along with oxygen saturation, pulse rate and perfusion index results. With a touch screen for easy operation and wireless 802.11 and Bluetooth for printing and communication, the Pronto-7® is well-suited for hemoglobin spot-check testing in almost any environment.

Rad-8®. The Rad-8® is a bedside pulse oximeter featuring Masimo SET® (but without rainbow® capability) with a low cost design and streamlined feature set, allowing it to be offered at a lower price point than the Radical-7® or Rad-87®.

Rad-5®. In addition to the bedside monitors, we have developed handheld pulse oximeters using Masimo SET® (but without rainbow® capability). Our Rad-5® and Rad-5vTM handheld oximeters were the first dedicated handhelds with Masimo SET®.

Rad-57TM . The Rad-57TM is a fully featured handheld Pulse CO-Oximeter® that provides continuous, noninvasive measurement of hemoglobin, carboxyhemoglobin and methemoglobin in addition to oxygen saturation, pulse rate, and perfusion index. Its rugged and lightweight design makes it applicable for use in hospital and field settings, specifically for fire departments and emergency medical service units.

SEDLine® monitor. The SEDLine® monitor measures brain function on a continuous basis. The SEDLine® monitor, an EEG-based brain function monitor, provides information about a patient’s response to anesthesia.

Capnography and Gas Monitoring. In July 2012, we acquired Phasein, a developer and manufacturer of ultra-compact mainstream and sidestream capnography, gas analyzers and handheld capnometry solutions. The gas analyzers, or IRMATM and ISATM, and emergency capnometer, or EMMATM, enable our customers to benefit from CO2, N2O, O2, and anesthetic agent monitoring in many hospital environments.

iSpO2 pulse oximeter for use with an iPhone, iPad or iPod touch. The iSpO2™ uses Masimo SET® for Measure-Through Motion and Low Perfusion performance, for consumers to check their own arterial blood oxygen saturation (SpO2), pulse rate, and perfusion index measurements for short-term sports and aviation use. This version is not intended for medical use. The iSpO2™ Medical, the professional version for medical use, is pending CE mark and FDA 510(k) clearance.

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

Trauma and Newborn Sensors. We believe we were the first to develop two specialty sensor lines, specifically designed for trauma and resuscitation situations, as well as for newborns. These sensors contain an identifier which automatically sets the oximeter to monitor with maximum sensitivity and the shortest-averaging mode and allows for quick application, even in wet and slippery environments. Additionally, we introduced low-profile sensors to monitor oxygen saturation in newborns. The newly enhanced low-profile LNCS®, M-LNCS NeoTM, NeoPtTM, and Inf SensorsTM are smaller and thinner, making them significantly more comfortable for patients and easier to apply for healthcare workers.

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

Rainbow Acoustic SensorsTM. We believe we were the first to develop a continuous respiration rate monitoring technology based on an acoustic sensor placed on the patient’s neck. Our rainbow Acoustic SensorsTM detect the sounds associated with breathing, and convert the sounds into continuous respiration rate using proprietary signal processing that is based on Masimo SET®.

SEDLine® sensor. Used exclusively with the SEDLine® monitor, the SEDLine® sensor is a disposable sensor that collects a high volume of brain function data from key areas of the frontal lobe.

Rainbow® Universal ReSposable SuperSensorTM. This sensor (pending FDA 510(k) clearance in the U.S.), is the first noninvasive sensor to provide simultaneous monitoring of SpHb®, SpCO®, SpMet®, SpfO2TM, SpOCTM, Perfusion Index, PVI®, and Measure-Through Motion and Low Perfusion SpO2 and pulse rate.

We offer our customers choices for reducing pollution and waste in our world while also reducing costs, including Masimo Reprocessed Sensors, the only reprocessing solution that maintains new Masimo sensor performance, and Masimo ReSposable Sensors, offering unprecedented sustainability with a lower carbon footprint and greater waste reduction than reprocessing or new sensors. Masimo ReSposable Sensors offer equivalent performance and comfort to single-patient use sensors and a similar sensor price-per-patient to mixed third-party reprocessed and new sensors.

Remote Alarm and Monitoring Solutions

Masimo Patient SafetyNetTM. Patient SafetyNetTM is a remote monitoring and clinician notification system. It instantly routes bedside-generated alarms through a server to a qualified clinician’s handheld paging device in real-time. Each system can support up to 80 bedside monitors and can either be integrated into a hospital’s existing IT infrastructure or operate as a stand-alone wireless network.

Software

All of our monitors, including Radical-7® and certain future OEM products, which incorporate the MX board, will allow purchases of software for rainbow® measurements as well as other future measurements or features that can be field installed.

In addition, in October 2010 we debuted Halo IndexTM (pending FDA 510(k) clearance in the U.S.), which is a dynamic indicator that facilitates continuous global trending and assessment of multiple physiological measurements to quantify changes in patient status. Currently, clinicians monitor multiple clinical measurements on each patient and respond independently to each of the measurements. Halo IndexTM is a single displayed value on the Patient SafetyNetTM remote monitoring and notification system, which facilitates simple and comprehensive assessment within a single index. In the future, subject to receipt of regulatory clearance, we expect Halo IndexTM will also be available as part of our standalone devices and OEM boards. As more clinical evidence is collected on Halo IndexTM, its clinical utility in a variety of care areas and patient types will become more specific.

X-CalTM

In 2011, we implemented a technology called X-CalTM in our sensors, cables and instruments to enhance patient safety and improve clinician efficiency. X-CalTM preserves system quality, performance and reliability by reducing imitation sensor and cable use and monitoring component life. The technical benefit of X-CalTM is based on the fact that the Masimo sensors, patient cables and instruments work as an integrated system to provide the physiologic measurements that have advanced the standard of care.

X-CalTM addresses three common problems experienced by clinicians using an integrated Masimo system, including:

•

Patient safety may be severely compromised by using imitation Masimo sensors and cables because they are not produced with comparable components, do not provide proper shielding from ambient interferences, create electrostatic noise caused by motion, do not have our quality and performance controls, and are not tested or warrantied to work within a Masimo system;

•

We design our sensors and cables to last well beyond their warranty and customer feedback indicates our sensors and cables last significantly longer than competing products, but cable and sensor reliability may still be compromised when used beyond the life they were reliably designed for, affecting patient care and causing clinicians and biomedical engineers to spend time troubleshooting intermittent cable and sensor issues; and

•

Third-party reprocessed pulse oximetry sensors introduce challenges in the clinical environment because they are adulterated—testing indicates that 91% of a leading third-party reprocessor’s sensors tested fail to meet our performance specifications. In fact, most third-party reprocessed sensors do not indicate that they are capable of performing in measure through motion or low perfusion conditions or neonatal applications, as available with Masimo SET® sensors. Also, no third-party company has attempted to reprocess rainbow® SET sensors.

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

The primary focus of our sales representatives is to facilitate the conversion of competitor accounts to our Masimo SET® pulse oximetry products, expand the use of Masimo SET® and Patient SafetyNetTM on the general floor, and create new use of rainbow® measurements in both critical care and non-critical care areas. In addition to sales representatives, we employ clinical specialists to work with our sales representatives to educate end-users on the benefits of Masimo SET® and assist with the introduction and implementation of our technology and products to their sites. Our sales and marketing strategy for pulse oximetry has been and will continue to be focused on building end-user awareness of the clinical and cost-saving benefits of our Masimo SET® platform. More recently, we have expanded this communication and educational role to include our Masimo rainbow® Pulse CO-Oximetry and rainbow Acoustic MonitoringTM products, including hemoglobin, carboxyhemoglobin, methemoglobin, PVI, acoustic respiration rate, and Halo IndexTM. Given the importance of continuous SpHb monitoring, we have also begun to build a new, incremental SpHb dedicated sales force whose primary focus will be working with hospitals to identify new opportunities to deploy this life-saving and cost reducing technology. While we have begun limited hiring in Q4 2012, we expect to increase the size of this new sales organization throughout the balance of 2013.Our direct and distributor revenue accounted for 85% of our total product revenue in 2012. For the year ended December 29, 2012, Owens & Minor and Cardinal Health, which are both just-in-time distributors, represented 14% and 11%, respectively, of our total revenue. These were the only customers that represented 10% or more of our revenue for the year ended December 29, 2012. Importantly, distributors take and fulfill orders from our direct customers, many of whom have signed long-term sensor purchase agreements with us. As a result, in the event a specific just-in-time distributor is unable to fulfill these orders, the orders will be redirected to other distributors or fulfilled directly by us.

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

In order to facilitate our direct sales to hospitals, we have signed contracts with companies that we believe to be the five largest GPOs, based on the total volume of negotiated purchases. In return for the GPOs putting our products on contract, we have agreed to pay the GPOs a percentage of our revenue from their member hospitals. In 2012 and 2011, revenue from the sale of our pulse oximetry products to hospitals that are associated with GPOs amounted to $253.7 million and $223.8 million, respectively.

Our marketing efforts are designed to build end-user awareness through digital and print advertising, direct mail and trade shows. In addition, we distribute published clinical studies, sponsor accredited educational seminars for doctors, nurses, biomedical engineers, and respiratory therapists and conduct clinical evaluations. During 2013, we expect to modestly increase the size of our sales and marketing force worldwide, as we continue to establish and expand our sales channels on a global basis.

Competition

The medical device industry is highly competitive and many of our competitors have substantially greater financial, technical, marketing and other resources than we do. While we regard any company that sells pulse oximeters as a potential customer, we also recognize that the companies selling pulse oximeters on an OEM basis and/or pulse oximetry sensors are also potential competitors. Our primary competitor, Covidien Ltd. and its subsidiary Nellcor Puritan Bennett, Inc., currently hold a substantial share of the pulse oximetry market. Covidien sells its own brand of Nellcor pulse oximeters to end-users, sells pulse oximetry modules to other monitoring companies on an OEM basis, and licenses to certain OEMs, the right to make their pulse oximetry platforms compatible with Nellcor sensors. We face substantial competition from larger medical device companies, including companies that develop products that compete with our proprietary Masimo SET®. We believe that a number of companies have announced products that claim to offer Measure-Through Motion accuracy. Based on those announcements and our investigations, we further believe that many of these products include technology that infringes our intellectual property rights. We have settled claims against some of these companies and intend to vigorously enforce and protect our proprietary rights with respect to the others whom we believe are infringing our technology. Some of the remaining companies, including GE Medical Systems and Mindray Medical International Ltd., are also currently OEM partners of ours.

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

Cercacor’s License to us. We exclusively licensed from Cercacor the right to make and distribute products in the Masimo Market that utilize rainbow® technology for the measurement of carbon monoxide, methemoglobin, fractional arterial oxygen saturation and hemoglobin, which includes hematocrit. Additionally, we make and distribute products that monitor respiration rate via rainbow Acoustic MonitoringTM, which is not required to be licensed from Cercacor. To date, we have developed and commercially released devices that measure carbon monoxide, methemoglobin and hemoglobin using licensed rainbow® technology. We also have the option to obtain exclusive licenses to make and distribute products in the Masimo Market that utilize rainbow® technology for the monitoring of other non-vital signs measurements, including blood glucose. These licenses are exclusive until the later of 20 years from the grant of the applicable license or the expiration of the last patent included in the rainbow® technology related to the applicable measurements.

The Masimo Market is defined as those product markets where the product is intended to be used by a professional medical caregiver, including hospital caregivers, surgicenter caregivers, paramedic vehicle caregivers, doctor’s offices caregivers, alternate care facility caregivers and vehicles where alternative care services are provided.

Our license to rainbow® technology for these measurements in these markets is exclusive on the condition that we continue to pay Cercacor royalties on our products incorporating rainbow® technology, subject to certain minimum aggregate royalty thresholds, and that we use commercially reasonable efforts to develop or market products incorporating the licensed rainbow® technology. The royalty is up to 10% of the rainbow® royalty base, which includes handhelds, tabletop and multi-parameter devices. Handheld products incorporating rainbow® technology will carry a 10% royalty rate. For other products, only the proportional amount attributable for that portion of our devices used to monitor non-vital signs measurements, rather than for monitoring vital signs measurements, and sensors and accessories for measuring only non-vital sign parameters will be included in the 10% rainbow® royalty base. For multi-parameter devices, the rainbow® royalty base will include the percentage of the revenue based on the number of rainbow® enabled measurements. For hospital contracts where we place equipment and enter into a sensor contract, we pay a royalty to Cercacor on the total sensor contract revenue based on the ratio of rainbow® enabled devices to total devices. During the year ended December 29, 2012 and going forward, we are subject to a certain specific annual minimum aggregate royalty payment obligation of $5.0 million per year.

We have 180 days after proof of feasibility to exercise the above-referenced option to obtain a license for the measurement of blood glucose for an additional $2.5 million and licenses for the remaining non-vital signs measurements, including bilirubin, for an additional $500,000 each. As of December 29, 2012, feasibility on these measurements has not been attained. During the year ended December 29, 2012, Cercacor incurred a total of $6.1 million in operating expenses.

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

A change in control includes any of the following with respect to us or Cercacor:

•	the sale of all or substantially all of either company’s assets to a non-affiliated third-party;

•	the acquisition by a non-affiliated third-party of 50% or more of the voting power of either company;

•	Joe Kiani, our Chief Executive Officer and the Chief Executive Officer of Cercacor, resigns or is terminated from his position with either company; and

•	the merger or consolidation of either company with a non-affiliated third-party.

Ownership of Improvements. Any improvements to Masimo SET® or rainbow® technology made by Cercacor, by us, or jointly by Cercacor with us or with any third-party that relates to non-vital signs monitoring, and any new technology acquired by Cercacor, is and will be owned by Cercacor. Any improvements to the Masimo SET® platform or rainbow® technology made by Cercacor, by us, or jointly by Cercacor with us or with any third-party that relates to vital signs monitoring, and any new technology acquired by us, is and will be owned by us. However, for both non-vital signs and vital signs monitoring, any improvements to the technology, excluding acquired technology, will be assigned to the other party and be subject to the terms of the licenses granted under the Cross-Licensing Agreement. Any new non-vital signs monitoring technology utilizing Masimo SET® that we develop will be owned by Cercacor and will be subject to the same license and option fees as if it had been developed by Cercacor. Also, we will not be reimbursed by Cercacor for our expenses relating to the development of any such technology.

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

Cercacor’s Expenses related to Pronto-7®. In February 2009, we and Cercacor agreed that in order to accelerate the development of the technology supporting this product, Cercacor would re-direct a substantial amount of its engineering development activities to focus on this project for our benefit. Accordingly, we and Cercacor agreed that from April 2009 through June 2010, the completion of this product development effort, 50% of Cercacor’s engineering and engineering related expenses and all third-party engineering supplies expense related to Pronto-7® development would be charged to us. Since July 2010, Cercacor has continued to assist us with other product development efforts and charged us accordingly. Beginning in 2012, due to a revised estimate of the support required by us to complete the various Pronto-7® related projects, our Board of Directors approved an increase in the percentage of Cercacor’s total engineering and engineering related payroll expenses funded by us from 50% to 60%. For the year ended December 29, 2012, the total funding for these additional Cercacor expenses was $3.6 million. Both companies have agreed to maintain this arrangement until we notify Cercacor that we no longer require this engineering support.

Research and Product Development

We believe that ongoing research and development efforts are essential to our success. We expect to increase the size of our research and development staff during 2013. Our research and development efforts focus primarily on continuing to enhance our technical expertise in pulse oximetry, enabling the noninvasive monitoring of other measurements and developing remote alarm and monitoring solutions.

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

Our total research and development expenditures for 2012 were $47.0 million, which included $3.7 million related to expenses incurred by Cercacor pursuant to the Cross-Licensing Agreement. In 2011, our total research and development expenditures were $38.4 million, which included $3.4 million related to expenses incurred by Cercacor. In 2010, our total research and development expenditures were $36.0 million, which included

$1.7 million related to expenses incurred by Cercacor. We expect our research and development expenses to increase in 2013 and beyond as we expand our research and development force, enhance our existing products and technologies and develop new product candidates.

Intellectual Property

We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property rights and measures to protect our intellectual property.

We have developed a patent portfolio internally, and to a lesser extent through acquisitions and licensing, that covers many aspects of our product offerings. As of December 29, 2012, we had 377 issued patents and 253 pending applications in the U.S., Europe, Japan, Australia, Canada and other countries throughout the world. In addition, as of December 29, 2012, technology we licensed from our development partner, Cercacor, was supported by 152 issued patents and 138 pending applications in the U.S. and internationally. Some of our earliest patents began to expire in 2013. Some of Cercacor’s earliest patents begin to expire in 2013. Additionally, as of December 29, 2012, we owned 52 U.S. registered trademarks and 149 foreign registered trademarks, as well as trade names that we use in conjunction with the sale of our products.

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

There are risks related to our intellectual property rights. For further detail on these risks, see Item 1A—“Risk Factors.”

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

Class III devices are those devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or those devices deemed not substantially equivalent to a legally marketed predicate device. The safety and effectiveness of Class III devices cannot be assured solely by the General Controls and the other requirements described above. These devices almost always require formal clinical studies to demonstrate safety and effectiveness and must be approved through the premarket approval process described below. Premarket approval applications, and supplemental premarket approval applications, are subject to significantly higher user fees under the Medical Device User Fee and Modernization Act of 2002, or MDUFMA, than are 510(k) premarket notifications, and generally take much longer for the FDA to review.

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

We also recently launched the marketing of iSpO2™, a non-medical use pulse oximeter intended for short-term sports and aviation use. We are marketing these products in accordance with the FDA’s current policy and enforcement discretion which indicates that pulse oximeters that are not intended for medical purposes can be marketed direct to consumers without first obtaining clearance of a 510(k). We cannot assure you that the FDA will not change its policy regarding the regulation of these products. If the FDA changes its policy, we may be required to seek 510(k) clearance to market these pulse oximeters. We also may be required to cease marketing and/or recall the products until we obtain a new 510(k) clearance.

We believe that our OEM partners may be required to obtain 510(k) premarket clearance from the FDA for certain of their products that incorporate Masimo SET® or Masimo rainbow® SET circuit boards and sensors. In order to facilitate our OEM partners in obtaining 510(k) clearance for their products that incorporate Masimo SET® or Masimo rainbow® SET boards and sensors, we grant our OEM partners a right to cross-reference the files from our cleared Masimo SET® circuit boards, sensor, cable and notification system 510(k) submissions.

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

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement actions brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. If the FDA determines that our promotional materials or training constitute promotion of an uncleared or unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a notice of violation, a warning letter, injunction, seizure, civil fine or criminal penalties. In that event, our reputation could be damaged and adoption of the products would be impaired.

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

The Physician Payment Sunshine Act, or Sunshine Act, which was enacted by Congress as part of the Patient Protection and Affordable Care Act, or PPACA, on March 23, 2010, requires medical device companies to track and publicly report, with limited exception, all payments and transfers of value to physicians and teaching hospitals in the U.S. Implementing regulations for these tracking and reporting obligations have not been finalized, but it is anticipated that companies will be required to begin tracking payments in early 2013 and will be required to report payments to the government by March 31, 2014, and annually thereafter. The government is required to post this data on a public, searchable, government maintained website. Failure to comply with the data collection and reporting obligations imposed by the Sunshine Act can result in civil monetary penalties.

In addition, the International Electrotechnical Commission, or IEC, 60601-1:2005 (3rd edition), was published in December 2005. In this publication, standards are listed as general requirements concerning basic safety and the essential performance of equipment. These new standards were required to be in place by June 1, 2014 in Europe and will be required to be in place by June 1, 2013 in the U.S. for new submissions. Failure to adhere to this regulation will prevent us from using our equipment in our clinical trials. As a result, we could be found in breach of existing customer contracts and/or unable to obtain new contracts, both of which could adversely affect our business, financial condition and results of operations.

Medical Device Tax

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation. Among other initiatives, these laws impose significant new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, with certain exemptions, beginning on January 1, 2013. We currently estimate our medical device tax, which will be recorded within our selling, general and administrative expenses, to be in the range of $6.0 million to $7.0 million for 2013.

Environmental

Our manufacturing processes involve the use, generation and disposal of hazardous materials and wastes, including silicone adhesives, solder and solder paste, sealants, epoxies and various solvents such as methyl ethyl ketone, acetone and isopropyl alcohol. As such, we are subject to stringent federal, state and local laws relating to the protection of the environment, including those governing the use, handling and disposal of hazardous materials and wastes. Products that we sell in Europe are subject to regulation in European Union, or EU, markets under the Restriction of the Use of Hazardous Substances Directive, or RoHS. RoHS prohibits companies from selling products which contain certain hazardous materials, including lead, mercury, cadmium, chromium, polybrominated biphenyls and polybrominated diphenyl ethers, in EU member states. In addition, the EU’s Registration, Evaluation, Authorization, and Restriction of Chemicals Directive also restricts substances of very high concern in products.

Future environmental laws may require us to alter our manufacturing processes, thereby increasing our manufacturing costs. We believe that our products and manufacturing processes at our facilities comply in all material respects with applicable environmental laws and worker health and safety laws; however, the risk of environmental liabilities cannot be completely eliminated.

Health Care Fraud and Abuse

In the U.S., there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business. For example, the Federal Health Care Programs’ Anti-Kickback Law (42 U.S.C. § 1320a-7b(b)) prohibits anyone from, among other things, knowingly and willfully offering, paying, soliciting or receiving any bribe, kickback or other remuneration intended to induce the referral of patients for, or the purchase, order or recommendation of, health care products and services reimbursed by a federal health care program, including Medicare and Medicaid. Recognizing that the federal anti-kickback law is broad and potentially applicable to many commonplace arrangements, Congress and the Office of Inspector General within the Department of Health and Human Services, or OIG, have created statutory “exceptions” and regulatory “safe harbors.” Exceptions and safe harbors exist for a number of arrangements relevant to our business, including, among other things, payments to bona fide employees, certain discount and rebate arrangements, and certain payment arrangements involving GPOs. Although an arrangement that fits into one or more of these exceptions or safe harbors is immune from prosecution, arrangements that do not fit squarely within an exception or safe harbor do not necessarily violate the law, but the OIG or other government enforcement authorities will examine the practice to determine whether it involves the sorts of abuses that the statute was designed to combat. Violations of this federal law can result in significant penalties, including imprisonment, monetary fines and assessments, and exclusion from Medicare, Medicaid and other federal health care programs. Exclusion of a manufacturer, like us, would preclude any federal health care program from paying for its products. In addition to the federal anti-kickback law, many states have their own laws that parallel and implicate anti-kickback restrictions analogous to the federal anti-kickback law, but may apply regardless of whether any federal health care program business is involved. Federal and state anti-kickback laws may affect our sales, marketing and promotional activities, educational programs, pricing and discount practices and policies, and relationships with health care providers by limiting the kinds of arrangements we may have with hospitals, alternate care market providers, GPOs, physicians and others in a position to purchase or recommend our products.

Federal and state false claims laws prohibit anyone from presenting, or causing to be presented, claims for payment to third-party payers that are false or fraudulent. For example, the Federal Civil False Claims Act (31 U.S.C. § 3729 et seq.) imposes liability on any person or entity who, among other things, knowingly and willfully presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program, including Medicaid and Medicare. Some suits filed under the False Claims Act, known as “qui tam” actions, can be brought by a “whistleblower,” or “relator” on behalf of the government and such individuals may share in any amounts paid by the entity to the government in fines or settlement. Manufacturers, like us, can be held liable under false claims laws, even if they do not submit claims to the government, where they are found to have caused submission of false claims by, among other things, providing incorrect coding or billing advice about their products to customers that file claims, or by engaging in kickback arrangements with customers that file claims. A number of states also have false claims laws, and some of these laws may apply to claims for items or services reimbursed under Medicaid and/or commercial insurance. Sanctions under these federal and state laws may include civil monetary penalties, exclusion from government health care programs, and imprisonment.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal crimes, including: health care fraud and false statements related to health care matters. The health care fraud statute prohibits, among other things, knowingly and willfully executing a scheme to defraud any health care benefit program, including private payers. The false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. A violation of either statute is a felony and may result in fines, imprisonment and exclusion from government health care programs.

The Foreign Corrupt Practices Act of 1977 and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business.

Due to the breadth of some of these laws, it is possible that some of our current or future practices might be challenged under one or more of these laws. In addition, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. Evolving interpretations of current laws or the adoption of new federal or state laws or regulations could adversely affect many of the arrangements we have with customers and physicians. Our risk of being found in violation of these laws is increased by the fact that some of these laws are broad and open to interpretation. If our past or present operations are found to be in violation of any of these laws, we could be subject to civil and criminal penalties which could hurt our business, financial condition and results of operations.

Privacy and Security of Health Information

Numerous federal, state and international laws and regulations govern the collection, use, and disclosure of patient-identifiable health information, or PHI, including HIPAA. HIPAA applies to covered entities, which include most healthcare facilities that purchase and use our products. The HIPAA Privacy Rule restricts the use and disclosure of PHI, and requires covered entities to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes detailed requirements for safeguarding PHI transmitted or stored electronically. We are not a covered entity but due to activities that we perform for or on behalf of covered entities, we are sometimes deemed to be a business associate of covered entities.

In certain circumstances, the HIPAA rules require covered entities to contractually bind us, as a business associate, to protect the privacy and security of PHI we may encounter during activities like training customers on the use of our products or investigating product performance. The Health Information Technology for Economic and Clinical Health Act, or HITECH, enacted in February 2009, made significant amendments to the HIPAA Privacy and Security Rules. Most provisions of HITECH were effective February 17, 2010; however, the new federal health data breach notice provision which requires business associates to notify covered entities of any breach of unsecured PHI went into effect in September 2009. Prior to February 17, 2010, our business was not directly subject to the HIPAA Privacy and Security Rules. As a business associate, our privacy and security related obligations were solely contractual in nature and governed by the terms of each business associate agreement. HITECH fundamentally changed a business associate’s obligations by imposing a number of HIPAA Privacy Rule requirements and all of HIPAA Security Rule provisions directly on business associates and making business associates directly subject to HIPAA civil and criminal enforcement and the associated penalties for violation of the Privacy and Security Rule requirements. HITECH increased civil penalty amounts for violations of HIPAA by either covered entities or business associates and requires the U.S. Department of Health and Human Services to conduct periodic audits to confirm compliance. In addition, HITECH authorizes state attorneys general to bring civil actions in response to violations of HIPAA Privacy and Security Rules that threaten the privacy of state residents. Final implementation regulations for many of these changes have not yet been released, and due to the very recent enactment of HITECH and expected final implementing regulations, we are unable to predict what the extent of the impact on our business will be. These new HITECH requirements may require us to incur additional costs and may restrict our business operations. If our past or present operations are found to be in violation of any of these laws, we could be subject to civil and criminal penalties, which could hurt our business, financial condition and results of operations.

The HIPAA standards also apply to the use and disclosure of PHI for research, and generally require the covered entity performing the research to obtain the written authorization of the research subject (or an appropriate waiver) before providing that subject’s PHI to sponsors like us for purposes related to the research. These covered entities also typically impose contractual limitations on our use and disclosure of the PHI they disclose to us. We may be required to make costly system modifications to comply with the privacy and security requirements that will be imposed on us and our failure to comply may result in liability and adversely affect our business.

Numerous other federal and state laws protect the confidentiality of PHI, including state medical privacy laws and federal and state consumer protection laws. These various laws in many cases are not preempted by the HIPAA rules and may be subject to varying interpretations by the courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. Other countries also have, or are developing, laws governing the collection, use and transmission of health information and these laws could create liability for us or increase our cost of doing business.

New standards protecting health information, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle health care related data, and the cost of complying with these standards could be significant. If we do not properly comply with existing or new laws and regulations related to the protection of health information we could be subject to criminal or civil sanctions.

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

The Centers for Medicare and Medicaid Services, or CMS, the federal agency responsible for administering the Medicare program, along with its contractors, establish coverage and reimbursement policies for the Medicare program. Because a large percentage of the hospitals using our products treat elderly or disabled individuals who are Medicare beneficiaries, Medicare’s coverage and reimbursement policies are particularly significant to our business. In addition, private payers often follow the coverage and reimbursement policies of Medicare. We cannot assure you that government or private third-party payers will cover and reimburse the procedures using our products in whole or in part in the future or that payment rates will be adequate.

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

Our success with rainbow® SET technologies in U.S. care areas with reimbursable test procedures, such as hospital emergency departments, hospital procedure labs, and the physician office will largely depend on the ability of providers to receive reimbursement for such testing procedures. Effective January 1, 2012, the maximum rates for noninvasive carboxyhemoglobin, methemoglobin and hemoglobin testing under the Medicare laboratory fee schedule were $7.10 per service. Effective January 1, 2013, the maximum fee schedule rates for these services is $6.90 per service. While private insurance payers generally follow Medicare coding and payment, we cannot be certain of this and in many cases, cannot control the coverage or payment rates that private insurance payers put in place. In addition, the PPACA could affect future Medicare payment for services involving the use of our products. Moreover, the sequestration order required by the Budget Control Act of 2011 could reduce Medicare payments for procedures using our products after January 2, 2013, unless Congress enacts legislation to avert the order.

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

Manufacturing

Our strategy is to manufacture products in-house when it is efficient and cost-effective for us to do so. We currently manufacture internally our bedside and handheld pulse oximeters, our full line of disposable and reusable sensors and most of our patient cables. We maintain a 15,000 square foot International Organization for Standardization 13485:2012 certified manufacturing area in our facility in Irvine, California, and a 95,600 square foot facility in Mexicali, Mexico. We will continue to utilize third-party contract manufacturers for products and subassemblies that can be more efficiently manufactured by these parties, such as our circuit boards. We monitor our third-party manufacturers and perform inspections and product tests at various steps in the manufacturing cycle to ensure compliance with our specifications. We also do full functional testing of our circuit boards.

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

We have agreements with certain major suppliers and each agreement provides for varying terms with respect to term, termination and pricing. The initial terms of some of these agreements have expired, however, and in each case the parties have either continued to perform under the agreement or the agreement provides for automatic renewal. Most of these agreements allow for termination upon specified notice, ranging from 120 days to six months, to the non-terminating party. Certain of these agreements with our major suppliers allow for pricing adjustments, each agreement provides for annual pricing negotiation, and one also guarantees us the most favorable pricing offered by the supplier to any of its other customers.

In March 2012, we acquired Spire Semiconductor, LLC and its manufacturing facility, in Hudson, New Hampshire. A portion of this 90,000 square foot facility is used to manufacture advanced light emitting diodes and other advanced component-level technologies. The acquisition gives us an advanced ability to develop custom components, accelerate development cycles and optimize future product costs.

In July 2012, we acquired Phasein and assumed the lease on their 10,000 square foot facility in Danderyd, Sweden. We use a portion of this facility to manufacture ultra-compact mainstream and sidestream capnography and gas monitoring technologies. The acquisition of Phasein’s technologies complements our breakthrough innovations for patient monitoring with a portfolio of products ranging from OEM solutions for external “plug-in-and-measure” capnography and gas analyzers and integrated modules to handheld capnometer devices.

Operating Segment and Geographic Information

We operate in one business segment, using one measurement of profitability to manage our business. Sales and other financial information by geographic area is provided in Note 14 to our consolidated financial statements that are included in this Form 10-K.

Employees

As of December 29, 2012, we had 2,866 full-time employees and contract employees worldwide.

Address

Our principal executive offices are located at 40 Parker, Irvine, California 92618, and our telephone number at that address is (949) 297-7000. Our website address is www.masimo.com. Any information contained in, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Form 10-K.

Executive Officers

Our executive officers, as of February 1, 2013, are set forth below:

Name	Age	Position(s)
Joe Kiani	48	Chief Executive Officer & Chairman of the Board of Directors
Jon Coleman	49	President, Worldwide Sales, Marketing and Clinical Research
Mark P. de Raad	53	Executive Vice President, Chief Financial Officer and Corporate Secretary
Rick Fishel	55	President, Worldwide OEM Business and Corporate Development
Yongsam Lee	48	Chief Information Officer and Executive Vice President, Operations and Regulatory Affairs
Anand Sampath	46	Executive Vice President, Engineering

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

Yongsam Lee has served as our Chief Information Officer and Executive Vice President, Regulatory Affairs since November 2010. Mr. Lee has also reassumed the role of Executive Vice President of Operations since February 2013. From March 1996 to October 2001 and from April 2002 to November 2010, Mr. Lee held various positions with us, including Chief Information Officer, Vice President, IT and Executive Vice President, Operations. From October 2001 to April 2002, he served as Director of IT at SMC Networks, Inc., a provider of networking solutions. Mr. Lee holds a B.S. in Applied Physics from the University of California, Irvine.

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

Available Information

We are subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Consequently, we are required to file reports and information with the SEC, including reports on the following forms: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning us may be accessed through the SEC’s website at www.sec.gov and on our website at www.masimo.com. Such filings are placed on our website as soon as reasonably practical after they are filed with the SEC. Information contained in, or that can be accessed through, our website is not part of this Form 10-K.

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

Non-vital sign measurements consist of body fluid constituents other than vital sign measurements, including, but not limited to, carbon monoxide, methemoglobin, blood glucose, hemoglobin and bilirubin. Under the Cross-Licensing Agreement, we are only permitted to sell devices utilizing Masimo SET® for the monitoring of non-vital signs parameters in markets where the product is intended to be used by a professional medical caregiver, including, but not limited to, hospital caregivers and alternate care facility caregivers, rather than by a patient or pharmacist, which we refer to as the Masimo Market. Accordingly, our ability to commercialize new products, new or improved technologies and additional applications for Masimo SET® is limited. In particular, our inability to expand beyond the Masimo Market may impair our growth and adversely affect our financial condition and results of operations.

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

These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of the contractual arrangement. For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, shipments of our pulse oximetry products to customers that are members of GPOs represented $253.7 million, $223.8 million and $183.8 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our business would be harmed.

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

We also have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers or groups of customers, or distributors, or that we will be able to attract and retain additional customers in the future. For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, we had sales through two just-in-time distributors, which in total represented 25.4%, 24.7% and 23.0% of our total revenue, respectively. The loss of any large customer or distributor could have a material adverse effect on our financial condition and results of operations.

Organizations that manufacture imitation Masimo sensors and third-party medical device reprocessors that reprocess our single-patient-use sensors and then resell them to hospitals at a cost lower than our new sensors may harm our reputation and cause our revenue to decline. Our development of a new technology designed to provide hospitals, clinicians and their patients with sensors that reflect true Masimo quality and performance may not be accepted by all of our customers, which may adversely affect our business, financial condition and results of operations.

We are aware that other organizations are manufacturing imitation Masimo sensors. In addition, we are aware that certain medical device reprocessors have been collecting our used single-patient-use sensors from hospitals and then reprocessing, repackaging and reselling those sensors to hospitals for other patients. Our experience with both these imitation sensors and reprocessed sensors is that they provide inferior performance, increased sensor utilization, reduced comfort and a number of monitoring problems. Notwithstanding these limitations and despite our customers’ acknowledged preference for genuine Masimo single-patient-use adhesive sensors due to performance and risk of contamination, over the past two years there has been an increase in our customers’ awareness of these imitation sensors and reprocessing programs and some customers have indicated a willingness to consider purchasing some of their sensor requirements from these imitation manufacturers and third-party reprocessors in an effort to reduce their overall operating costs. These imitation and reprocessed sensors have led to and may continue to lead to confusion with our genuine Masimo products, have reduced and may continue to reduce our revenue, and in some cases have harmed and may continue to harm our reputation, if customers conclude incorrectly that these imitation or reprocessed sensors are original Masimo sensors. In addition, we have expended a significant amount of time and expense investigating issues caused by imitation and reprocessed sensors, troubleshooting problems stemming from such sensors, educating customers about why imitation and reprocessed sensors do not perform up to our performance level and to their expectations, and enforcing our proprietary rights against the imitation manufacturers and reprocessors and under our customer contracts.

We have developed a new technology that is designed to ensure our customers get the performance they expect by using genuine Masimo sensors. This new technology has been included in sensors shipped since the fourth quarter of 2011. While most customers will not observe any difference when compared to our prior sensors, we believe this technology will help ensure that hospitals, clinicians and, ultimately, their patients, receive true Masimo measurement quality and performance, and will curtail some of the harm to us that results when customers experience performance and other problems with imitation and reprocessed sensors. As a result, although we believe that this technology will be viewed favorably by the overwhelming majority of hospitals and clinicians, there are no assurances that all of our customers will view it positively, which may reduce certain customer demand for our new sensors and, as a result, have a material adverse effect on our business, financial condition and results of operations.

From time to time we may carry out strategic initiatives that are not viewed favorably by our customers, which may reduce demand for our products.

We expect to continue to implement new technologies and take action to protect and enforce our contractual, intellectual property and other rights. For example, we plan to substantially expand our sales force for noninvasive hemoglobin, or SpHb®, in the near term. Although we believe implementing new technologies and taking these actions are, and will continue to be, in the best interest of patient care, the company and our stockholders, there are no assurances that the market will perceive their benefits or that these actions will yield favorable results for us, which may result in reduced customer demand for our products, cause our revenue to decline and have a material adverse effect on our operating results.

Covidien may seek to avoid paying any royalties to us after March 15, 2014, which would significantly reduce our royalty revenue, total revenues and adversely affect our business, financial condition and results of operations.

We are party to a settlement agreement with Covidien. Under the current settlement agreement, we earn royalties on Covidien’s total U.S. based pulse oximetry sales. For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, our royalties from the Covidien settlement agreement totaled $28.3 million, $32.5 million and $49.0 million, respectively. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share. As a result, an elimination of royalties that we earn under the settlement agreement in the future will have a significant impact on our revenue, gross margins, operating income and earnings per share.

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

Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage in the marketplace. We face the risk of claims that we have infringed on third parties’ intellectual property rights. Searching for existing intellectual property rights may not reveal important intellectual property and our competitors may also have filed for patent protection, which is not publicly-available information, or claimed trademark rights that have not been revealed through our availability searches. In addition, many of our employees were previously employed at other medical device companies. We may be subject to claims that our employees have disclosed, or that we have used, trade secrets or other proprietary information of our employees’ former employers. Our efforts to identify and avoid infringing on third parties’ intellectual property rights may not always be successful. Any claims of patent or other intellectual property infringement against us, even those without merit, could:

•	increase the cost of our products;

•	be expensive and time consuming to defend;

•	result in us being required to pay significant damages to third parties;

•	force us to cease making or selling products that incorporate the challenged intellectual property;

•	require us to redesign, reengineer or rebrand our products, product candidates and technologies;

•	require us to enter into royalty or licensing agreements in order to obtain the right to use a third-party’s intellectual property on terms that may not be favorable or acceptable to us;

•	require us to indemnify third parties pursuant to contracts in which we have agreed to provide indemnification for intellectual property infringement claims;

•	divert the attention of our management and other key employees;

•	result in our customers or potential customers deferring or limiting their purchase or use of the affected products impacted by the claims until the claims are resolved; and

•	otherwise have a material adverse effect on our business, financial condition and results of operations.

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

In February 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. In December 2012, we filed a patent infringement and breach of contract suit against Mindray DS USA, Inc. and Shenzhen Mindray Bio-Medical Electronics Co, Ltd., which is an OEM partner of ours. Both of these suits are described in Part 1, Item 3 of this Annual Report on Form 10-K, and Note 13 to the accompanying consolidated financial statements. Both Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH are associated with Philips Medical Systems, another OEM partner of ours. There is no guarantee that we will prevail in either suit or receive any damages or other relief if we do prevail.

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

In addition, in September 2009, the FDA commissioned the Institute of Medicine to study the premarket notification program used to review and clear certain medical devices marketed in the U.S. In August 2010, the FDA issued its preliminary recommendations on reform of the 510(k) premarket notification process for medical devices. On January 19, 2011, the FDA announced its “Plan of Action” for implementing these recommendations. The Plan of Action included 25 action items, including revising existing guidance or developing guidance to clarify various aspects of the 510(k) process and to streamline the review process for innovative, lower risk products (the “de novo” classification process); improving training for the Center for Devices and Radiological Health staff and industry; increasing reliance on external experts; and addressing and improving internal processes. The FDA has already begun implementing many of these reforms, and may implement other reforms in the future, which could have the effect of making it more difficult and expensive for us to obtain 510(k) clearance in the future.

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

Our products, along with the manufacturing processes and promotional activities for such products, are subject to continual review and periodic inspections by the FDA and other regulatory bodies. In particular, we and our suppliers are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, control testing, production, component suppliers control, quality assurance, labeling control, packaging, storage and shipping of our products. The FDA enforces the QSR through announced and unannounced inspections. We are also subject to similar state requirements and licenses. Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, discovery of previously unknown problems with our products (including unanticipated adverse events or adverse events of unanticipated severity or frequency), manufacturing problems, or failure to comply with regulatory requirements, or failure to adequately respond to any FDA observations concerning these issues, could result in, among other things, any of the following actions:

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

From our inception through December 29, 2012, we initiated five voluntary recalls of our products, none of which was material to our operating results. Each of these recalls was reported to the FDA within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these or any future voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

Further, we are required to comply with federal and state laws governing the transmission, security and privacy of individually identifiable PHI that we may obtain or have access to in connection with the manufacture and sale of our products. We may be required to make costly system modifications to comply with the HIPAA privacy and security requirements. Our failure to comply may result in criminal and civil liability because the potential for enforcement action against business associates is greater as a result of the Health Information Technology for Economic and Clinical Health Act.

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

Changes in the health care industry in the U.S. and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business. Significantly, President Obama signed health care reform legislation into law that will require most individuals to have health insurance, establish new regulations on health plans create insurance pooling mechanisms and reduce Medicare spending on services provided by hospitals and other providers. Additionally, this legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, beginning on January 1, 2013. We currently estimate our medical device tax to be in the range of $6.0 million to $7.0 million for 2013. It is expected that this medical device tax will also impose additional compliance and reporting obligations on us, and therefore increase our general and administrative expenses going forward. We are currently evaluating the impact of this tax on our business operations and may take none, one or several actions, in response. If we cannot offset some or all of this additional tax, it will have a material adverse effect on our financial condition and results of operations.

Moreover, the Physician Payment Sunshine Act, or the Sunshine Act, which was enacted by Congress as part of the Patient Protection and Affordable Care Act on March 23, 2010, requires medical device companies to track and publicly report, with limited exception, all payments and transfers of value to physicians and teaching hospitals in the U.S. Implementing regulations for these tracking and reporting obligations have not been finalized, but it is anticipated that companies will be required to begin tracking payments in early 2013 and will be required to report payments to the government by March 31, 2014, and annually thereafter. If we fail to comply with the data collection and reporting obligations imposed by the Sunshine Act, we may be subject to substantial civil monetary penalties.

In addition, many details of the recently enacted health care reform legislation will be addressed in the implementing regulations. We cannot predict the effect any future legislation or regulation will have on us or what health care initiatives, if any, will be implemented at the state level.

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

In addition, the requirements or restrictions imposed on us or our products may change, either as a result of administratively adopted policies or regulations or as a result of the enactment of new laws. Our medical devices and business activities are subject to rigorous regulation by the FDA and other federal, state and international governmental authorities. These authorities and members of Congress have been increasing their scrutiny over the medical device industry. In recent years, the U.S. Congress, Department of Justice, the Office of Inspector General of the Department of Health and Human Services, and the Department of Defense have issued subpoenas and other requests for information to medical device manufacturers, primarily related to financial arrangements with health care providers, regulatory compliance and product promotional practices. We anticipate that the government will continue to scrutinize our industry closely, and any new regulations or statutory provisions could result in delays or increased costs during the period of product development, clinical trials, and regulatory review and approval, as well as increased costs to assure compliance.

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

Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that as of December 29, 2012, a number of stockholders of Cercacor continued to own shares of our stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.

Jack Lasersohn, another member of our board of directors, also serves on the board of directors of Cercacor. Due to the interrelated nature of Cercacor with us, conflicts of interest will arise with respect to transactions involving business dealings between us and Cercacor, potential acquisitions of businesses or products, development of products and technology, the sale of products, markets and other matters in which our best interests and the best interests of our stockholders may conflict with the best interests of the stockholders of Cercacor. We cannot assure you that any conflict of interest will be resolved in our favor, or that with respect to our transactions with Cercacor we will negotiate terms that are as favorable to us as if such transactions were with another third-party.

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

In the event that the Cross-Licensing Agreement is terminated for any reason, or Cercacor grants a license to rainbow® technology to a third-party, our business would be materially and adversely affected.

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

We derive a portion of our net sales from international operations. In each of the years ended December 29, 2012, December 31, 2011 and January 1, 2011, 29.5%, 29.4% and 27.9%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.

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

We currently manufacture our products at several locations and any disruption in or expansion of our manufacturing operations could adversely affect our business, financial condition and results of operations.

We rely on our manufacturing facilities in Mexicali, Mexico, Irvine, California, Hudson, New Hampshire and Danderyd, Sweden. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair. Our facilities may be affected by natural or man-made disasters. Earthquakes are of particular significance since some of our facilities are located in an earthquake-prone area. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist or terrorist organizations, epidemics, communication failures, fire, floods and similar events. In the event that one of our facilities was affected by a natural or man-made disaster, we would be forced to rely on third-party manufacturers if we could not shift production to our other manufacturing facility. Our insurance for damage to our property and the disruption of our business from casualties may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If we are forced to seek alternative facilities, or if we voluntarily expand one or more of our manufacturing operations to new locations, we may incur additional transition costs and we may experience a disruption in the supply of our products until the new facilities are available and operating. We are also vulnerable to disruptions which may occur as a result of local, regional and worldwide health risks. Such disruptions may include the inability to manufacture and distribute our products due to the direct effects of illness on individuals or due to constraints on supply and distribution that may result from either voluntary or government imposed restrictions. Any disruption or delay at our manufacturing facilities and any expansion of our operations to additional locations could create operational hurdles and have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory. In addition, any disruption, delay, transition or expansion of our manufacturing operations could impair our ability to meet the demand of our customers and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business, financial condition and results of operations.

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

Our operating results may be adversely affected by unfavorable economic and market conditions.

The current uncertainty in the global economy, including the continuing effects of recession or slow economic growth and the on-going financial crisis in Europe, have been unprecedented and challenging with tighter credit conditions and recession in most major economies. Continued concerns about the systemic impact of the recent recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. These factors have led to a decrease in spending by businesses and consumers alike. Turbulence in the U.S. and international markets and economies and prolonged declines in spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our distributors, customers and suppliers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs. The liquidity of our customers and suppliers may also be affected by adverse global economic conditions. If our suppliers experience credit or liquidity problems, important sources of raw materials or manufactured goods may be affected. If our customers’ liquidity and creditworthiness is negatively impacted by the condition of the economy, our ability to collect on our outstanding invoices and our collection cycles may be adversely affected. In addition, our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region. If economic and market conditions in the global economy weaken further, we may experience material adverse impacts on our business, financial condition and results of operations.

Risks Related to Our Stock

Our stock price may be volatile, and your investment in our stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From January 1, 2012 to December 29, 2012, our closing stock price ranged from $18.42 to $24.87 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

Some specific factors, in addition to the other risk factors identified above, may have a significant effect on our stock market price, many of which we cannot control. These include but are not limited to:

•	actual or anticipated fluctuations in our operating results or future prospects;

•	our announcements or our competitors’ announcements of new products;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in our growth rates or our competitors’ growth rates;

•	developments regarding our patents or proprietary rights or those of our competitors;

•	ongoing legal proceedings;

•	our inability to raise additional capital as needed;

•	concerns or allegations as to the safety or efficacy of our products;

•	changes in financial markets or general economic conditions, including the effects of recession or slow economic growth in the U.S. and abroad;

•	sales of stock by us or members of our management team, our board of directors or certain institutional stockholders; and

•	changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally.

Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.

As of December 29, 2012, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned 13.8% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, the stockholders may be able to exercise a significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of us, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.

As of December 29, 2012, an aggregate of 13.3 million shares of our stock were reserved for future issuance under our three equity incentive plans, 8.4 million of which were subject to options outstanding as of that date at a weighted average exercise price of $22.78 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our amended and restated certificate of incorporation authorizes our board of directors to issue up to five million shares of “blank check” preferred stock. As a result, without further stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third-party to acquire us. In addition, our amended and restated certificate of incorporation provides for a staggered board of directors, whereby directors serve for three year terms, with one third of the directors coming up for reelection each year. A staggered board will make it more difficult for a third-party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our board of directors.

We are also subject to the anti-takeover provisions of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third-party from making a takeover offer and could delay or prevent a change in control of us. An “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the Delaware General Corporation Law.

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

In February 2013, our board of directors authorized a stock repurchase program, whereby we may purchase up to 6 million shares of our common stock over a period of up to three years. Any repurchase of our common stock will be at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer, and will depend on several factors including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources, and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our board of directors may modify or amend our stock repurchase program at any time at its discretion without stockholder approval.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease 230,000 square feet of space in Irvine, California, for our corporate headquarters, product manufacturing, research and development, warehousing and distribution operations. The leases covering most of this space expire in September 2014.

We also lease 95,600 square feet of space in Mexicali, Mexico, for the manufacture of our products under a shelter labor agreement with Industrial Vallera de Mexicali, S.A. de C.V., or IVEMSA. IVEMSA is a Mexican maquiladora, which is a shelter services provider incorporated in Mexico that is licensed to operate factories and plants in Mexico. The shelter program allows foreign companies to manufacture products in Mexico without being required to organize and operate their own subsidiary, for example, as a Mexican corporation. As a result, the risks of labor liability, ownership of facilities and legal presence of foreign corporations in Mexico are avoided. We entered into the agreement with IVEMSA to establish and run a facility to manufacture our products. IVEMSA leases the space directly from the owner of the property under an agreement that expires in August 2014. In March 2012, we acquired Spire Semiconductor, LLC and its manufacturing facility, in Hudson, New Hampshire. This 90,000 square foot facility is used to manufacture advanced light emitting diodes and other advanced component-level technologies, as well as warehousing and administrative operations.

For our international headquarters in Neuchatel, Switzerland, we lease 7,000 square feet of office space. This office space is focused on operations including sales, marketing, customer service and other administrative functions. In addition, we currently lease 10,000 square feet of space in Montreal, Canada, which we use primarily for research, development, sales and marketing activities. We also lease 10,000 square feet in Danderyd, Sweden, primarily for manufacturing, research, development and administrative functions related to our capnography and gas monitoring products. We also lease 9,200 square feet of space in Tokyo, Japan, which we use for sales, marketing, customer service and administrative functions, as well as maintaining product inventory. We also maintain small sales offices in Europe, Asia, Australia and the United Kingdom. We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.

ITEM 3.	LEGAL PROCEEDINGS

On February 3, 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH related to Philips’ FAST pulse oximetry technology and certain of Philips patient monitors. The suit was brought in the U.S. District Court for the District of Delaware. Two patents originally asserted in this suit, related to our Measure-Through Motion technology, were successfully enforced in our previous suit against Nellcor. On June 15, 2009, Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH answered our complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against us as well as counterclaims seeking declaratory judgments of invalidity on the patents asserted by us against Philips. On July 9, 2009, we filed our answer denying Philips’ counterclaims and asserting various defenses. We also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against us. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. On October 4, 2010, the Court limited the number of patents to be construed to four for us and three for Philips. In addition, on October 6, 2010, the Court denied Philips’ motion to bifurcate and stay damages in the patent case. In December 2010, the Court held a hearing regarding the construction of the patent claims and the Magistrate Judge issued a Report and Recommendation on claim construction on February 18, 2011. On January 17, 2012, the District Court Judge issued a claim construction order, adopting the Report and Recommendation of the Magistrate Judge, except with respect to one construction on one of our patents to which we had objected. With respect to this one claim construction, the District Court Judge did not adopt the recommendation from the Magistrate Judge and adopted the construction proposed by us. In 2012, the parties completed expert reports, discovery on some of the patents, and summary judgment motions are currently pending before the Court and no decision has been issued. In addition, in 2012, we asserted additional patents, and the Court ordered that these patents and some of the originally asserted patents would be tried in a different phase. Discovery is currently proceeding on our patents and one Philips’ patent which are not part of the first phase trial. We believe that we have good and substantial defenses to the antitrust and patent infringement claims asserted by Philips. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.

On December 21, 2012, we filed suit against Mindray DS USA, Inc. and Shenzhen Mindray Bio-Medical Electronics Co, Ltd. in the U.S. District Court for the Central District of California. The complaint alleges patent infringement, breach of contract and other claims. Mindray has not yet filed its response to the complaint.

From time to time, we are involved in legal proceedings in the normal course of business. Other than the proceedings described above, we believe that currently we are not a party to any legal proceedings which, individually or in the aggregate, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our stock is traded on the NASDAQ Global Select Market under the symbol “MASI”. The following table sets forth the high and low closing sales price of our stock for the periods indicated.

	Price Range
	High	Low
Fiscal 2012:
First Quarter	$23.52	$18.46
Second Quarter	$23.89	$18.42
Third Quarter	$24.87	$21.00
Fourth Quarter	$24.11	$20.22
Fiscal 2011:
First Quarter	$33.27	$27.58
Second Quarter	$34.83	$28.18
Third Quarter	$30.91	$20.96
Fourth Quarter	$22.87	$17.84

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

As of January 31, 2013, the closing price of our stock on the NASDAQ Global Select Market was $20.30 per share, and the number of stockholders of record was 54. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our stock is held of record through brokerage firms in “street name.”

Stock Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following stock performance graph compares total stockholder returns for Masimo Corporation from December 29, 2007 through December 29, 2012 against the NASDAQ Market Composite Index and NASDAQ Medical Equipment Index, assuming a $100 investment made on December 29, 2007. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Dividend Policy

Future determination as to the payment of cash (or stock) dividends will depend upon many factors, including our financial condition and results of operations, the capital requirements of our businesses and any other relevant factors deemed relevant by our board of directors. The dividends declared in both 2010 and 2012 were deemed to be special dividends and there is no assurance, with respect to amount or frequency, that dividends will be declared again in the future.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables reflect selected financial data derived from our consolidated financial statements for each of the last five years. The consolidated statement of comprehensive income data for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 and the consolidated balance sheet data as of December 29, 2012 and December 31, 2011 are derived from our audited consolidated financial statements included in this Form 10-K. The consolidated statement of comprehensive income data for the years ended January 2, 2010 and January 3, 2009, and the consolidated balance sheet data as of January 1, 2011, January 2, 2010 and January 3, 2009 are derived from our audited consolidated financial statements not included in this Form 10-K. Historical results are not necessarily indicative of future results. The selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year ended December 29, 2012	Year ended December 31, 2011	Year ended January 1, 2011	Year ended January 2, 2010	Year ended January 3, 2009
	(in thousands, except per share information)
Statement of Comprehensive Income Data(1):
Revenue:
Product	$464,928	$406,487	$356,422	$300,143	$259,592
Royalty	28,305	32,501	48,985	48,972	47,482

Total revenue	493,233	438,988	405,407	349,115	307,074
Cost of goods sold	166,982	144,854	119,825	100,313	89,454

Gross profit	326,251	294,134	285,582	248,802	217,620
Operating expenses:
Selling, general and administrative	193,948	169,205	174,089	134,577	120,069
Research and development	47,077	38,412	36,000	31,701	25,495
Antitrust litigation expense (proceeds)(2)	—	—	(30,728)	298	706

Total operating expenses	241,025	207,617	179,361	166,576	146,270

Operating income	85,226	86,517	106,221	82,226	71,350
Non-operating income (expense)	(1,405)	14	1,348	(46)	1,041

Income before provision for income taxes	83,821	86,531	107,569	82,180	72,391
Provision for income taxes	21,883	22,478	34,164	28,158	40,464

Net income including noncontrolling interests	61,938	64,053	73,405	54,022	31,927
Net (income) loss attributable to noncontrolling interests	334	(353)	125	(794)	—

Net income attributable to Masimo Corporation stockholders	62,272	63,700	73,530	53,228	31,927

Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,268	349	862	70	1,027

Comprehensive income attributable to Masimo Corporation stockholders	$64,540	$64,049	$74,392	$53,298	$32,954

Net income per common share attributable to Masimo Corporation stockholders(3):
Basic	$1.08	$1.07	$1.25	$0.92	$0.57

Diluted	$1.07	$1.05	$1.21	$0.88	$0.53

Weighted-average number of common shares:
Basic	57,445	59,659	58,769	57,603	56,321
Diluted	58,374	60,845	60,609	60,171	60,190

(1)

Pursuant to authoritative accounting guidance, Cercacor is consolidated within our financial statements. Accordingly, all intercompany royalties, option and licensing fees, and other charges between us and Cercacor have been eliminated in the consolidation. Also, all direct engineering expenses that have been incurred by us and charged to Cercacor have not been eliminated and are included as research and development expense in our consolidated statements of comprehensive income. For additional discussion of accounting for Cercacor, see Note 3 to the consolidated financial statements.

(2)	During the year ended January 1, 2011, we completed negotiations to resolve the merits of our antitrust litigation with Covidien. As a result, we retained a total of $30.8 million from Covidien.
(3)	See Note 2 to the consolidated financial statements for a description of the method used to compute basic and diluted net income per common share.

	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009
	(in thousands, except dividends declared per common share)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$71,554	$129,882	$88,305	$189,043	$146,910
Working capital	129,808	186,982	147,408	229,947	166,595
Total assets	375,946	366,104	310,235	356,345	293,348
Long term debt, including current portion	115	122	172	231	622
Total equity	275,668	279,666	230,039	289,688	219,498
Dividends declared per common share(4)	$1.00	$—	$2.75	$—	$—

(4)

During the years ended December 29, 2012 and January 1, 2011, our board of directors, or Board, evaluated a variety of options to return value to shareholders, including acquisition opportunities, stock buy-back programs and dividends. After considering all available options during those periods, the Board concluded that the best and most direct way to reward shareholders for their continued investment and confidence in Masimo was through the declaration of three special cash dividends. In February 2010, the Board declared a special dividend of $2.00 per share, or $117.5 million, which was paid in March 2010. In November 2010, the Board declared a second special dividend of $0.75 per share, or $44.5 million, which was paid in December 2010. In October 2012, the Board declared a third special dividend of $1.00 per share, or $57.3 million, which was paid in December 2012.

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

Our products consist of a monitor or circuit board, and a recently introduced “Board-in-Cable” solution, for use with our proprietary single-patient use and reusable sensors and cables. We sell our products to end-users through our direct sales force and certain distributors, and also sell some of our products to our OEM partners, for incorporation into their products. As of December 29, 2012, we estimate that the worldwide installed base of our pulse oximeters and OEM monitors that incorporate Masimo SET® was 1,088,000 units, based on an estimated 10 year field life assumption. Our installed base is the primary driver for the recurring sales of our sensors, most notably, single-patient adhesive sensors. Based on industry reports, we estimate that the worldwide pulse oximetry market was over $1 billion in 2012, the largest component of which was the sale of sensors.

After introducing Masimo SET®, we have continued to innovate by introducing breakthrough noninvasive measurements beyond arterial blood oxygen saturation level and pulse rate, which create new market opportunities in both the hospital and non-hospital care settings. In 2005, we launched our Masimo rainbow® SET platform utilizing both Masimo SET® and licensed rainbow® technology, which we believe includes the first devices cleared by the FDA to noninvasively and continuously monitor multiple measurements that previously required invasive or complicated procedures. Also, in 2005, we launched noninvasive carboxyhemoglobin, or SpCO®, allowing measurement of carbon monoxide levels in the blood. Carbon monoxide is the most common cause of poisoning in the world. In 2006, we launched noninvasive methemoglobin, or SpMet®, allowing for the measurement of methemoglobin levels in the blood. Methemoglobin in the blood leads to a dangerous condition known as methemoglobinemia, which occurs as a reaction to some common drugs used in hospitals and outpatient procedures. In 2007, we launched Masimo PVI®. Fluid administration is critical to optimizing fluid status in surgery and critical care, but traditional invasive methods to guide fluid administration often fail to predict fluid responsiveness and newer methods are complicated and costly. In March 2008, we debuted noninvasive hemoglobin, or SpHb®, and in March 2009, we began full market release of SpHb®. Hemoglobin is the oxygen-carrying component of red blood cells, and is one of the most frequent invasive laboratory measurements in the world, often measured as part of a complete blood count. A low hemoglobin status is called anemia, which is generally caused by bleeding or the inability of the body to produce red blood cells. In June 2010, we began a full commercial release of continuous and noninvasive monitoring of respiration rate, or RRaTM, via rainbow Acoustic MonitoringTM. Respiration rate is the number of breaths per minute. A low respiration rate is indicative of respiratory depression and high respiration rate is indicative of patient distress. Traditional methods used to measure respiration rate are often considered inaccurate or are not tolerated well by patients. In October 2010, we debuted the Halo IndexTM, which allows continuous global trending and assessment of multiple physiological measurements of a patient with a single number displayed on the Patient SafetyNetTM screen. Halo IndexTM is pending FDA 510(k) clearance.

In July 2010, we began selling the SEDLine® monitor, which measures the brain’s electrical activity and provides information about a patient’s response to anesthesia. In January 2012, we received FDA clearance for the Pronto-7®, a product designed specifically for spot-checking hemoglobin, along with oxygen saturation and pulse rate. In December 2012, we released iSpO2™, a pulse oximeter cable and sensor with Measure-Through Motion and Low Perfusion Masimo SET® technology for use with an iPhone, iPad or iPod touch. We also offer a remote monitoring and clinician notification solution called Patient SafetyNetTM, which includes our which includes our Masimo SET® or rainbow® SET monitors at the patient’s bedside along with a central assignment station and wired or wireless server. Patient SafetyNetTM wirelessly notifies clinicians who are taking care of multiple patients in different rooms when one of their patients has an alarm, allowing them to intervene sooner and provide potentially life-saving support.

We offer Masimo SET® and rainbow® SET through our OEMs and our own end-user products, including the Radical-7®, Rad-87®, Rad-57TM, Pronto®, Pronto-7®, Rad-8®, Rad-5®, and Rad-5vTM. Our solutions and related products are based upon our proprietary Masimo SET® and rainbow® algorithms. This software-based technology is incorporated into a variety of product platforms depending on our customers’ specifications. Our technology is supported by a substantial intellectual property portfolio that we have built through internal development and, to a lesser extent, acquisitions and license agreements. As of December 29, 2012, we had 630 issued and pending patents worldwide. We have exclusively licensed from our development partner, Cercacor, the right to OEM rainbow® technology and incorporate rainbow® technology into our products intended to be used by professional caregivers, including, but not limited to, hospital caregivers and alternate care facility caregivers.

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

Dividend Payments

Our board of directors continuously evaluates a variety of options to return value to shareholders, including acquisition opportunities, stock buy-back programs and dividends. In 2012 and 2010, after considering all available options at those times, the Board concluded that the best and most direct way to reward shareholders for their continued investment and confidence in Masimo was through the declaration of cash dividends. In February 2010, the Board declared a special dividend of $2.00 per share, or $117.5 million, which was paid in March 2010. In November 2010, the Board declared a second special dividend of $0.75 per share, or $44.5 million, which was paid in December 2010. In October 2012, the Board declared another special dividend of $1.00 per share, or $57.3 million, which was paid out on December 11, 2012 to stockholders of record as of the close of business on November 27, 2012. Both the 2012 and 2010 special dividends represented only a portion of our cash reserves, which the Board believed was sufficient to cover our current operational needs, and to fund continued research and development investments and current strategic initiatives.

Stock Repurchase Program

In August 2011, our board of directors authorized the repurchase of up to 3.0 million shares of common stock under a repurchase program, which terminated pursuant to its terms in April 2012. The stock repurchase program was carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases under a Rule 10b5-1 trading plan. We paid for these repurchases with available cash and cash equivalents. During the year ended December 31, 2011, 1.8 million shares were repurchased, at an average price of $19.61 per share, totaling $36.2 million. During the year ended December 29, 2012, 1.2 million shares were repurchased, at an average price of $22.74 per share, totaling $26.3 million, which completed the stock repurchase program.

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

We exclusively license from Cercacor the right to make and distribute products in the professional medical caregiver markets, referred to as the Masimo Market, that utilize rainbow® technology for the measurement of carbon monoxide, methemoglobin, fractional arterial oxygen saturation and hemoglobin, which includes hematocrit. To date, we have developed and commercially released devices that measure carbon monoxide, methemoglobin and hemoglobin using licensed rainbow® technology. We also have the option to obtain exclusive licenses to make and distribute products that utilize rainbow® technology for the monitoring of other non-vital signs measurements, including blood glucose, in product markets where the product is intended to be used by a professional medical caregiver.

In February 2009, in order to accelerate the product development of an improved hemoglobin spot-check measurement device, Pronto-7®, we agreed to fund additional Cercacor’s engineering expenses. Specifically, these expenses included third-party engineering materials and supplies expense, as well as 50% of total Cercacor’s engineering and engineering related payroll expenses from April 2009 through June 2010, the original anticipated completion date of this product development effort. Since July 2010, Cercacor has continued to assist us with product development efforts and charged us accordingly. Beginning in 2012, due to a revised estimate of the support required by us to complete the various Pronto-7® related projects, our Board of Directors approved an increase in the percentage of Cercacor’s total engineering and engineering related payroll expenses funded by us from 50% to 60%. During the year ended December 29, 2012, and until both parties agree to end these services, Cercacor has and will continue to assist us with continuing productization efforts of the new handheld noninvasive multi-parameter testing device, that provides spot-check hemoglobin testing. During the year ended December 29, 2012, the total expenses for these additional services, material and supplies totaled $3.6 million.

Pursuant to authoritative accounting guidance, Cercacor is consolidated within our financial statements for all periods presented. This determination is based on our ability to direct the activities that most significantly impact Cercacor’s economic performance, and our obligation to absorb Cercacor’s expected losses. For the foreseeable future, we anticipate that we will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a variable interest entity, or VIE, or in the event that we are no longer the primary beneficiary of Cercacor, we may discontinue consolidating the entity. For additional discussion of Cercacor, see Note 3 to the consolidated financial statements.

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

Spire Semiconductor Acquisition

On March 9, 2012, we acquired substantially all of the assets of Spire Semiconductor, LLC, or Spire, a maker of advanced light emitting diode and other advanced component-level technologies. Masimo Semiconductor, Inc., or Masimo Semiconductor, a recently formed, wholly-owned subsidiary of ours, will operate the business going forward. Under the acquisition agreement, we paid $7.2 million and assumed $1.2 million of Spire’s liabilities. Simultaneous with this asset acquisition, we entered into a lease agreement with a related party to Spire Corporation, to lease manufacturing and office space through March 2017.

The acquisition gives us an advanced ability to develop custom components, accelerate development cycles, and optimize future product costs. Masimo Semiconductor will specialize in wafer epitaxy, foundry services, and device fabrication for biomedical, telecommunications, consumer products and other markets. For additional information, see Note 4 to the consolidated financial statements.

Phasein Acquisition

On July 27, 2012, we acquired PHASEIN AB, or Phasein, a developer and manufacturer of ultra-compact mainstream and sidestream capnography and gas monitoring technologies. The acquisition of Phasein’s technologies complements our breakthrough innovations for patient monitoring with a portfolio of products ranging from OEM solutions for external “plug-in-and-measure” capnography and gas analyzers and integrated modules to handheld capnometer devices. With multiple measurements delivered through either mainstream or sidestream options, our customers can benefit from CO2, N2O, O2, and anesthetic agent monitoring in many hospital environments, such as operating rooms, procedural sedation and intensive care units.

We paid $30.5 million for all outstanding shares of Phasein. The final purchase price allocation resulted in $16.1 million assigned to goodwill, $12.6 million assigned to intangible assets, $1.4 million assigned to inventory, $2.4 million assigned to various other assets and $2.0 million assigned to various liabilities. Phasein’s assets acquired and liabilities assumed, as well as its results of operations since the acquisition date, are included in our consolidated financial statements as of December 29, 2012. We funded the acquisition entirely with existing cash and cash equivalents.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts and as a percentage of revenue.

	Year ended December 29, 2012		Year ended December 31, 2011		Year ended January 1, 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Revenue:
Product	$464,928	94.3%	$406,487	92.6%	$356,422	87.9%
Royalty	28,305	5.7	32,501	7.4	48,985	12.1

Total revenue	493,233	100.0	438,988	100.0	405,407	100.0
Cost of goods sold	166,982	33.9	144,854	33.0	119,825	29.6

Gross profit	326,251	66.1	294,134	67.0	285,582	70.4
Operating expenses:
Selling, general and administrative	193,948	39.3	169,205	38.5	174,089	42.9
Research and development	47,077	9.5	38,412	8.8	36,000	8.9
Antitrust litigation proceeds	—	—	—	—	(30,728)	(7.6)

Total operating expenses	241,025	48.9	207,617	47.3	179,361	44.2

Operating income	85,226	17.3	86,517	19.7	106,221	26.2
Non-operating income (expense)	(1,405)	(0.3)	14	—	1,348	0.3

Income before provision for income taxes	83,821	17.0	86,531	19.7	107,569	26.5
Provision for income taxes	21,883	4.4	22,478	5.1	34,164	8.4

Net income including noncontrolling interests	61,938	12.6	64,053	14.6	73,405	18.1
Net (income) loss attributable to noncontrolling interests	334	0.1	(353)	(0.1)	125	—

Net income attributable to Masimo Corporation stockholders	$62,272	12.6%	$63,700	14.5%	$73,530	18.1%

Comparison of the Year ended December 29, 2012 to the Year ended December 31, 2011

Revenue. Total revenue increased $54.2 million, or 12.4%, to $493.2 million for the year ended December 29, 2012 from $439.0 million for the year ended December 31, 2011. Product revenues increased $58.4 million, or 14.4%, to $464.9 million in the year ended December 29, 2012 from $406.5 million in the year ended December 31, 2011. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 1,088,000 units at December 29, 2012, up from 979,000 units at December 31, 2011. Contributing to the increase in our product revenue was our rainbow® technology product revenues, which increased $6.2 million, or 18.2%, to $40.3 million in the year ended December 29, 2012 from $34.1 million in the year ended December 31, 2011. Product revenue of $464.9 million during the year ended December 29, 2012 included $4.4 million and $3.1 million from the recently acquired Phasein and Masimo Semiconductor businesses, respectively. Revenue generated through our direct and distribution sales channels increased $53.3 million, or 15.6%, to $396.2 million for the year ended December 29, 2012, compared to $342.9 million for the year ended December 31, 2011. During the year ended December 29, 2012, revenues from our OEM channel increased $5.1 million, or 8.0%, to $68.7 million from $63.6 million in the year ended December 31, 2011. Included in this increase was $3.6 million from the recently acquired Phasein business.

Our royalty revenue decreased $4.2 million to $28.3 million in the year ended December 29, 2012 from $32.5 million in the year ended December 31, 2011. This reduction in revenue was primarily due to a reduction in the royalty rate from 13.0% to 7.75% of Covidien’s U.S. pulse oximetry sales, which became effective on

March 15, 2011. This rate reduction was the result of a second amendment to the original settlement agreement with Covidien, which we entered into on January 28, 2011.

Cost of Goods Sold. Cost of goods sold increased $22.1 million to $167.0 million in the year ended December 29, 2012 from $144.9 million in the year ended December 31, 2011. Our total gross margin decreased to 66.1% for the year ended December 29, 2012 from 67.0% for the year ended December 31, 2011. Excluding royalties, product gross margin declined to 64.1% for the year ended December 29, 2012 from 64.4% for the year ended December 31, 2011. This decline in product margin was primarily due to the incremental costs associated with the roll out of a new sensor technology, called X-CalTM, and the impact of lower product margins associated with the recently acquired Masimo Semiconductor and Phasein businesses. These declines were partially offset by decreased amortization costs associated with equipment placed at hospitals, selected inventory charge-offs related to product redesign and transition activities in 2011 that did not reoccur in 2012, and manufacturing efficiency improvements in 2012. Excluding Masimo Semiconductor and Phasein, our product gross margin would have been 65.2% for the year ended December 29, 2012. We incurred $5.0 million in Cercacor royalty expenses for both the year ended December 29, 2012 and December 31, 2011, which have been eliminated in our consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 63.0% and 63.1% for the year ended December 29, 2012 and December 31, 2011, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $24.7 million, or 14.6%, to $193.9 million for the year ended December 29, 2012 from $169.2 million for the year ended December 31, 2011. Excluding Masimo Semiconductor and Phasein, selling, general and administrative expenses would have increased $21.6 million to $190.8 million for the year ended December 29, 2012. This increase was primarily due to a $9.8 million increase in payroll and related costs associated with increased staffing levels. In addition, total trade show, advertising and training expenses increased by $7.4 million, primarily due to additional trade shows attended, including a worldwide trade show in Q1 2012, which is only held once every four years. Also, legal fees increased $2.0 million due to increased litigation activity. Included in total selling, general and administrative expenses are $2.5 million and $1.9 million of direct expenses incurred by Cercacor for the year ended December 29, 2012 and December 31, 2011, respectively.

Research and Development. Research and development expenses increased $8.7 million, or 22.6%, to $47.1 million for the year ended December 29, 2012 from $38.4 million for the year ended December 31, 2011. Excluding Masimo Semiconductor and Phasein, research and development expenses would have increased $8.0 million, or 20.7%, to $46.4 million for the year ended December 29, 2012. This increase was primarily due to increased payroll and payroll related costs of $4.1 million associated with increased research and development staffing levels due to investment in research and development efforts. In addition, new project costs and engineering supplies increased $2.2 million related to new product development projects and additional clinical trial costs. Included in total research and development expenses are $3.7 million and $3.4 million of engineering expenses incurred by Cercacor for the year ended December 29, 2012 and December 31, 2011, respectively.

Non-operating income (expense). Non-operating expense was $1.4 million for the year ended December 29, 2012, as compared to non-operating income of $14,000 for the year ended December 31, 2011. This net change of $1.4 million was primarily due to the recognition of net realized and unrealized losses on foreign currency denominated transactions during the year ended December 29, 2012 of $1.6 million, as compared to the recognition of net realized and unrealized losses on foreign currency denominated transactions of $0.1 million during the year ended December 31, 2011. The net realized and unrealized losses recognized during the year ended December 29, 2012 resulted primarily from the strengthening of the U.S. dollar against the Japanese Yen, partially offset by the weakening of the U.S. dollar against the Euro. The realized and unrealized net losses on foreign currency denominated transactions recognized during the year ended December 31, 2011 resulted primarily from losses due to the strengthening of the U.S. dollar against the Euro, the British pound, the Canadian dollar and the Australian dollar, offset by gains due to the weakening of the U.S. dollar against the Japanese Yen.

Provision for Income Taxes. Our provision for income taxes was $21.9 million for the year ended December 29, 2012 compared to $22.5 million for the year ended December 31, 2011. Our effective tax rate increased to 26.1%

for the year ended December 29, 2012, compared to 26.0% for the year ended December 31, 2011. This increase in the effective tax rate was due primarily to the suspension of the federal research tax credit and increase in non-deductible items, which was offset by an effective tax rate decrease due to the income tax benefit resulting from the conclusion of a prior year tax audit, and the derecognition of uncertain tax positions due to the expiration of the statute of limitations. The American Taxpayer Relief Act of 2012, or the Tax Act, extended the research tax credit retroactively to 2012 and prospectively through the end of 2013. The effects of the change in the tax law will be recognized in the first quarter of fiscal 2013, which is the quarter when the law was enacted. If the Tax Act had been enacted as of December 29, 2012, the research tax credit would have reduced our 2012 effective tax rate by 1.2%. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law, the recognition and derecognition of tax benefits associated with uncertain tax positions and the geographic composition of pre-tax income.

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

Antitrust litigation proceeds. Antitrust litigation proceeds were $0 for the year ended December 31, 2011 as compared to net proceeds of $30.7 million for the year ended January 1, 2011. The $30.7 million received in the year ended January 1, 2011, was the result of payments from Covidien relating to the antitrust litigation following the Ninth Circuit Court of Appeals’ October 2009 affirmance of a Federal District Court decision that Tyco Healthcare, now Covidien, violated the antitrust laws through anticompetitive business practices related to the sale of its pulse oximetry products.

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

Liquidity and Capital Resources

As of December 29, 2012, we had cash and cash equivalents of $71.6 million, of which $32.0 million was invested in U.S. Treasury bills, $1.6 million was in money market accounts with major financial institutions and $38.0 million was in checking accounts. These U.S. Treasury bills are classified as cash equivalents since they are highly liquid investments, with a maturity of three months or less at the date of purchase. We carry cash equivalents at cost which approximates fair value.

As of December 29, 2012, we have cash totaling $28.0 million held outside of the U.S. A substantial portion of this cash held offshore is accessible without a significant tax cost. In managing our day-to-day liquidity and our capital structure, we do not rely on foreign earnings as a source of funds. We currently have sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

In 2012, 2011 and 2010, we received $28.3 million, $37.4 million and $48.5 million, respectively, in cash receipts from Covidien for royalties pursuant to our settlement agreement. Through March 14, 2011, we received a royalty payment based on a rate of 13% of Covidien’s U.S. pulse oximetry sales. On January 28, 2011, we entered into a second amendment to the settlement agreement with Covidien. As part of this amendment, which became effective as of March 14, 2011, Covidien agreed to pay us a royalty of 7.75% for its U.S. pulse oximetry revenue, as specifically defined in that second amendment, generated at least through March 15, 2014.

In August 2011, our board of directors authorized the repurchase of up to 3.0 million shares of common stock under a repurchase program. During the year ended December 31, 2011, 1.8 million shares were repurchased, at an average price of $19.61 per share, totaling $36.2 million. During the year ended December 29, 2012, 1.2 million shares were repurchased, at an average price of $22.74 per share, totaling $26.3 million, which completed the stock repurchase program. We paid for these repurchases with available cash and cash equivalents. In October 2012, our Board declared a special $1.00 per share cash dividend, payable in December 2012, which totaled $57.3 million.

Cash Flows from Operating Activities. Cash provided by operating activities was $75.4 million in 2012. The source of cash consists primarily of net income including noncontrolling interests of $61.9 million, and non-cash expense for share-based compensation and depreciation and amortization of $14.1 million and $9.4 million, respectively. In addition, accrued compensation increased $4.8 million primarily due to higher staffing levels. These sources of cash were partially offset by an increase in accounts receivable of $10.1 million due to growth of our business, and an increase in benefit from deferred income taxes of $6.8 million due to timing differences of taxable income.

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

Cash Flows from Investing Activities. Cash used in investing activities for 2012 was $51.9 million primarily due to payments totaling $37.4 million for the acquisitions of Phasein and the Spire Semiconductor assets, net of cash acquired and excess liabilities assumed. Additionally, $10.8 million was used for purchases of property and equipment to primarily support our manufacturing operations. Cash used in investing activities for 2011 was $7.5 million primarily consisting of $5.1 million of cash to purchase property and equipment to support our manufacturing operations.

Cash Flows from Financing Activities. Cash used in financing activities for 2012 was $82.1 million primarily due to $57.3 million of dividend payments and $26.3 million in common stock repurchases. Cash used in financing activities for 2011 was $30.2 million resulting from $36.2 million in common stock repurchases and partially offset by $5.9 million of proceeds from the issuance of common stock associated with the exercise of stock options.

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

In February 2013, our Board of Directors authorized the repurchase of up to 6 million shares of our common stock. This stock repurchase program may be carried out through open market purchases, block trades, one or more trading plans adopted in accordance with Rule 10b5-1 of the SEC, and in privately negotiated transactions. The repurchase program will become effective in February 2013 and is expected to continue for a period of up to 36 months unless it is terminated earlier by our Board of Directors. In the event that we repurchase shares of stock, these repurchases will be subject to the availability of stock, general market conditions, the trading price of the stock, available capital, alternative uses for capital and our financial performance. Additionally, we expect to fund any potential stock repurchases through our available cash, future cash from operations, or other potential sources of capital.

Despite these possible capital investment requirements and any potential stock repurchases or dividend payments, we anticipate that our existing cash and cash equivalents will be sufficient to meet our working capital requirements, capital expenditures and operations for at least the next 12 months.

Current Financing Arrangements. As of December 29, 2012, other than capital leases, we did not have any other long term borrowings. The capital lease amounts represent principal and interest due on leased office equipment.

Contractual Obligations. The following table summarizes our outstanding contractual obligations as of December 29, 2012 and the effect those obligations are expected to have on our cash liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating Leases(1)	$5,491	$6,498	$2,758	$20	$14,767
Capital Leases (including interest)(2)	59	49	15	—	123
Purchase Commitments(3)	48,885	—	—	—	48,885

Total Contractual Obligations	$54,435	$6,547	$2,773	$20	$63,775

(1)	Facility, equipment and automobile leases.
(2)	Leased office equipment.
(3)	Certain inventory items under non-cancellable purchase orders.

Other obligation: As of December 29, 2012, the liability for uncertain tax positions, including interest, was $7.4 million. Due to the high degree of uncertainty regarding the timing of potential cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amounts and periods in which these liabilities might be made.

In addition to these contractual obligations, we had the following annual minimum royalty commitments to Cercacor, as of December 29, 2012 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years
Minimum royalty commitment to Cercacor	$5,000	$10,000	$10,000	(1)

(1)	Subsequent to 2017, the royalty arrangement requires a $5.0 million minimum annual royalty payment unless the agreement is amended, restated or terminated.

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

We develop our inventory reserve based on an evaluation of the expected future use of our inventory on an item by item basis. We apply historical obsolescence rates to estimate the loss on inventory expected to have a recovery value below cost. Our historical obsolescence rates are developed from our company specific experience for major categories of inventory, which are then applied to excess inventory on an item by item basis. We also develop other specific inventory reserves when we become aware of other unique events that result in a known recovery value below cost. For inventory items that have been written down, either due to the inventory reserve analysis or due to a specific event, the reduced value becomes the new cost basis. The new cost basis of an inventory item is not marked up in subsequent periods. Our inventory reserve was $6.0 million and $5.4 million at December 29, 2012 and December 31, 2011, respectively. If our estimates for potential inventory losses prove to be too low, then our future earnings will be affected when the related additional inventory losses are recorded.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is used to state trade receivables at a net estimated realizable value. We rely on prior experience to estimate the amount that we expect to collect on the gross receivables outstanding, which cannot be known with exact certainty as of the time of issuance of this report. We maintain a specific allowance for customer accounts that we know may not be collectible due to customer liquidity issues. We also maintain a general allowance for future collection losses that arise from customer accounts that do not indicate an inability, but may be unable, to pay. Although such losses have historically been within our expectations and the allowances we have established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past, especially given the recent deterioration of the credit markets of the worldwide economy. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our receivable collections and additional allowances may be required. Our accounts receivable balance was $67.9 million and $57.0 million, net of allowances for doubtful accounts of $2.0 million and $1.8 million at December 29, 2012 and December 31, 2011, respectively.

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

Share-based compensation expense was $14.1 million, $13.7 million and $12.3 million for the years ended December 29, 2012, December 31, 2011 and January 1, 2011. The fair market value of our stock may also increase the cost of future stock option grants. To the extent that the fair market value of our stock increases, the overall cost of granting these options will also increase. For further details regarding our share-based compensation see Note 12 of our consolidated financial statements.

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

At December 29, 2012, we have $20.0 million of net operating loss carryforwards from our subsidiary in Sweden, which will carryforward indefinitely. We believe that it is more likely than not, that $9.3 million of such losses will not be realized. A valuation allowance has been provided on such loss carryforwards. We also have $0.4 million of net operating losses from various states, which will begin to expire in 2014, all of which will be recorded in equity when realized. We have state research and development credits of $2.1 million which will carryforward indefinitely. Additionally, we have $0.5 million of investment tax credit on research and development expenditures from its operations in Canada which will begin to expire in 2019. We believe it is more likely than not that these deferred tax assets will be realized. In making this determination, we consider all available positive and negative evidence, including scheduled reversals of liabilities, projected future taxable income, tax planning strategies and recent financial performances. Our consolidated income tax provision or benefit and the net deferred tax assets include Cercacor’s income taxes provision or benefit and deferred tax assets. For income tax purposes, Cercacor is not a member of our consolidated group and files its separate federal and California income tax returns.

On January 1, 2007, we adopted an accounting standard which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 29, 2012 and December 31, 2011, the balance of gross unrecognized tax benefits was $6.7 million and $8.4 million, respectively. The amount of unrecognized benefits which, if ultimately recognized, could favorably affect the tax rate in a future period was $5.7 million and $7.4 million as of December 29, 2012 and December 31, 2011, respectively. Both amounts are net of any federal and/or state benefits. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next 12 months due to the expiration of statutes of limitation or audit settlements. However, due to the uncertainty surrounding the timing of such events, an estimate of the change within the next 12 months cannot be made. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 29, 2012, we had accrued $0.8 million for the payment of interest.

We conduct business in multiple jurisdictions, and as a result, one or more of our subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. We have concluded on all U.S. federal income tax matters for years through 2008. All material state, local and foreign income tax matters have been concluded for years through 2005.

Recent Accounting Pronouncements

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuation in interest expense is limited to our outstanding capital lease arrangements, which have fixed interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. Our investment portfolio consists of highly liquid investments with an original maturity from the date of purchase of three months or less, that have historically been held to maturity. Therefore, a hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at December 29, 2012. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.

Foreign Currency Exchange Rate Risk

A majority of our assets and liabilities are maintained in the United States in U.S. dollars and a majority of our sales and expenditures are transacted in U.S. dollars. However, we transact with foreign customers in currencies other than the U.S. dollar. These foreign currency revenues, when converted into U.S. dollars, can vary depending on average exchange rates during a respective period. In addition, we are exposed to foreign currency gains or losses on outstanding foreign currency denominated receivables and payables. Realized and unrealized foreign currency gains or losses on these transactions are included in our statements of comprehensive income as incurred. Certain of our foreign sales support subsidiaries transact in their respective country’s local currency, which is also their functional currency. As a result, expenses of these foreign subsidiaries when converted into U.S. dollars can vary depending on average monthly exchange rates during a respective period. Certain intercompany transactions may give rise to realized and unrealized foreign currency gains or losses. These foreign currency gains or losses are included in our statements of comprehensive income as incurred. In addition, any other transactions between us or our subsidiaries and a third-party, denominated in a currency different from the functional currency, are a foreign currency transaction. Realized and unrealized foreign currency gains or losses on these transactions are included in our statements of comprehensive income as incurred and are converted to U.S. dollars at average exchange rates for a respective period.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated by the SEC under the Exchange Act. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2012.

Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 29, 2012. This report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 29, 2012, is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors—Information Regarding the Board of Directors and Corporate Governance” in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2013, or the 2013 Proxy Statement.

Information regarding our executive officers is set forth in Item 1—“Business” of this Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information in the 2013 Proxy Statement under the heading “Compensation of Executive Officers.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information in the 2013 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information in the 2013 Proxy Statement under the headings “Transactions with Related Persons” and “Election of Directors—Information Regarding the Board of Directors and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information in the 2013 Proxy Statement under the heading “Ratification of Selection of Independent Auditors—Principal Accountant Fees and Services.”

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

(a)(3) Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3(11)	Amended and Restated Bylaws (Exhibit 3.2)

4.1(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999 between the Registrant and certain of its stockholders (Exhibit 4.2)

4.3(2)	Rights Agreement, dated November 9, 2007, between the Registrant and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)

4.4(4)#	Masimo Retirement Savings Plan (Exhibit 4.7)

Exhibit Number	Description of Document

10.1(1)#	Form of Indemnity Agreement between the Registrant and its officers and directors (Exhibit 10.1)

10.2#	Amended and Restated Employment Agreement, dated February 7, 2012, between Joe Kiani and the Registrant

10.3(1)#	Offer Letter, dated February 15, 1996, between Yongsam Lee and the Registrant (Exhibit 10.7)

10.4(6)#	Offer Letter, dated May 21, 2004, between Rick Fishel and the Registrant (Exhibit 10.13)

10.5(1)#	Offer Letter, dated June 9, 2006, between Mark P. de Raad and the Registrant (Exhibit 10.9)

10.6(1)#	Offer Letter, dated March 30, 2007, between Anand Sampath and the Registrant (Exhibit 10.8)

10.7(6)#	Offer Letter, dated July 23, 2008, between Jon Coleman and the Registrant (Exhibit 10.9)

10.8(10)#	Executive Annual Cash Bonus Award Plan, effective January 1, 2007 (Exhibit 10.2)

10.9(1)#	Executive Multi-Year Cash Bonus Award Plan, effective January 1, 2008 (Exhibit 10.41)

10.10(6)#	CEO and Executive Officer Equity Award Compensation Policy, effective January 4, 2008 (Exhibit 10.53)

10.11#*	Amended and Restated 2007 Severance Protection Plan and Summary Plan Description, effective December 31, 2008

10.12(3)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between the Registrant and Mark P. de Raad (Exhibit 10.2)

10.13(3)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between the Registrant and Yongsam Lee (Exhibit 10.3)

10.14(6)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between the Registrant and Rick Fishel (Exhibit 10.57)

10.15#*	2007 Severance Protection Plan Limited Participation Agreement, dated February 18, 2009, by and between the Registrant and Jon Coleman

10.16#*	Amended and Restated 2007 Severance Protection Plan Limited Participation Agreement, dated May 12, 2009, by and between the Registrant and Anand Sampath

10.17(1)#	Third Amended and Restated 1996 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan of the Registrant, as amended, and forms of agreements related thereto (Exhibit 10.31)

10.18(1)#	2004 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan of the Registrant, as amended, and forms of agreements related thereto (Exhibit 10.32)

10.19(1)#	2007 Stock Incentive Plan of the Registrant, and forms of agreements related thereto (Exhibit 10.33)

10.20(1)+	Purchase Agreement, dated July 26, 2001, between Jabil Circuit, Inc. and the Registrant (Exhibit 10.15)

10.21(1)+	Shelter Labor Services Agreement, dated December 27, 2000, between Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant (Exhibit 10.11)

10.22(5)+	Lease Agreement effective as of September 1, 2007, by and among Industrias Asociadas Maquiladoras, S.A. de C.V., Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant, as guarantor (Exhibit 10.1)

Exhibit Number	Description of Document

10.23(7)+	Lease Agreement, relating to the premises at 40 Parker, effective as of November 1, 2009, between the Registrant and Northwestern Mutual Life Insurance Company (Exhibit 10.1)

10.24(7)+	Amendment No. 1 to Lease Agreement, relating to the premises at 50 Parker, dated April 30, 2009, between the Registrant and Northwestern Mutual Life Insurance Company (Exhibit 10.3)

10.25(7)+	Lease Agreement, relating to the premises at 60 Parker, effective as of August 1, 2009, between the Registrant and Northwestern Mutual Life Insurance Company (Exhibit 10.2)

10.26(1)	Settlement Agreement and Release of Claims, dated January 17, 2006, between Cercacor Laboratories, Inc., Nellcor Puritan Bennett, Inc., Mallinckrodt, Inc., Tyco Healthcare Group LP, Tyco International Ltd., Tyco International (US) Inc. and the Registrant (Exhibit 10.30)

10.27(9)	Second Amendment to the January 17, 2006 Settlement Agreement and Release of Claims, as amended pursuant to the January 24, 2006 Amendment to Settlement Agreement and Release of Claims, dated January 28, 2011, by and among Masimo Corporation, Masimo Laboratories, Inc., Nellcor Puritan Bennett LLC, Mallinckrodt Inc., Tyco Healthcare Group LP and Covidien Inc. (Exhibit 10.1)

10.28(1)+	Amended and Restated Cross-Licensing Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (Exhibit 10.34)

10.29(1)	Services Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (Exhibit 10.35)

12.1*	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Registrant’s subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011, (ii) Consolidated Statements of Comprehensive Income for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, (iii) Consolidated Statements of Equity for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (No. 333-142171), originally filed on April 17, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1, as amended.
(2)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on November 9, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(3)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on January 17, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(4)	Incorporated by reference to the exhibit to the Registrant’s Registration Statement on Form S-8, filed on February 11, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.
(5)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed on June 5, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(6)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K, filed on March 4, 2009. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.
(7)	Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed on November 4, 2009. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(8)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed on May 18, 2010. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(9)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on January 31, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(10)	Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed on May 4, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(11)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed on October 26, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
*	Filed herewith.
#	Indicates management contract or compensatory plan.
+	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2013	By:	/S/ JOE KIANI
Joe Kiani Chairman of the Board & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/S/ JOE KIANI Joe Kiani	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)	February 14, 2013

/S/ MARK P. DE RAAD Mark P. de Raad	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2013

/S/ STEVEN BARKER, M.D., PH.D. Steven Barker, M.D., Ph.D.	Director	February 14, 2013

/S/ EDWARD L. CAHILL Edward L. Cahill	Director	February 14, 2013

/S/ ROBERT COLEMAN, PH.D. Robert Coleman, Ph.D.	Director	February 14, 2013

/S/ SANFORD FITCH Sanford Fitch	Director	February 14, 2013

/S/ JACK LASERSOHN Jack Lasersohn	Director	February 14, 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MASIMO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Masimo Corporation

We have audited the accompanying consolidated balance sheets of Masimo Corporation (the “Company”) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Masimo Corporation as of December 29, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Masimo Corporation’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 14, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California

February 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Masimo Corporation

We have audited Masimo Corporation’s (the “Company”) internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Masimo Corporation maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Masimo Corporation as of December 29, 2012 and December 31, 2011, and the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 29, 2012 and our report dated February 14, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California

February 14, 2013

MASIMO CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 29, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$71,554	$129,882
Accounts receivable, net of allowance for doubtful accounts of $1,956 and $1,798 at December 29, 2012 and December 31, 2011, respectively	67,911	57,013
Royalties receivable	7,130	7,102
Inventories	47,358	45,944
Prepaid expenses	6,507	6,424
Prepaid income taxes	2,080	2,986
Deferred tax assets	12,911	11,576
Other current assets	3,896	2,008

Total current assets	219,347	262,935
Deferred cost of goods sold	52,103	51,679
Property and equipment, net	23,924	15,239
Intangible assets, net	27,363	11,393
Goodwill	22,824	448
Deferred tax assets	22,363	16,766
Other assets	8,022	7,644

Total assets	$375,946	$366,104

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$27,033	$27,302
Accrued compensation	25,021	19,717
Accrued liabilities	16,648	12,297
Income taxes payable	1,504	570
Deferred revenue	19,278	16,019
Current portion of capital lease obligations	55	48

Total current liabilities	89,539	75,953
Deferred revenue	576	984
Capital lease obligations, less current portion	60	74
Other liabilities	10,103	9,427

Total liabilities	100,278	86,438

Commitments and contingencies
Equity
Masimo Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at December 29, 2012 and December 31, 2011; 0 shares issued and outstanding at December 29, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value, 100,000 shares authorized at December 29, 2012 and December 31, 2011; 57,308 and 58,247 shares outstanding at December 29, 2012 and December 31, 2011, respectively	57	58
Treasury stock, 3,156 and 2,001 shares at December 29, 2012 and December 31, 2011	(63,664)	(37,396)
Additional paid-in capital	258,783	243,528
Accumulated other comprehensive income	3,542	1,274
Retained earnings	74,361	69,364

Total Masimo Corporation stockholders’ equity	273,079	276,828
Noncontrolling interest	2,589	2,838

Total equity	275,668	279,666

Total liabilities and equity	$375,946	$366,104

The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share information)

	Year ended December 29, 2012	Year ended December 31, 2011	Year ended January 1, 2011
Revenue:
Product	$464,928	$406,487	$356,422
Royalty	28,305	32,501	48,985

Total revenue	493,233	438,988	405,407
Cost of goods sold	166,982	144,854	119,825

Gross profit	326,251	294,134	285,582
Operating expenses:
Selling, general and administrative	193,948	169,205	174,089
Research and development	47,077	38,412	36,000
Antitrust litigation proceeds	—	—	(30,728)

Total operating expenses	241,025	207,617	179,361

Operating income	85,226	86,517	106,221
Non-operating income (expense)	(1,405)	14	1,348

Income before provision for income taxes	83,821	86,531	107,569
Provision for income taxes	21,883	22,478	34,164

Net income including noncontrolling interests	61,938	64,053	73,405
Net (income) loss attributable to noncontrolling interests	334	(353)	125

Net income attributable to Masimo Corporation stockholders	62,272	63,700	73,530

Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,268	349	862

Comprehensive income attributable to Masimo Corporation stockholders	$64,540	$64,049	$74,392

Net income per share attributable to Masimo Corporation stockholders:
Basic	$1.08	$1.07	$1.25

Diluted	$1.07	$1.05	$1.21

Weighted average shares used in per share calculations:
Basic	57,445	59,659	58,769

Diluted	58,374	60,845	60,609

Cash dividend declared per share	$1.00	$—	$2.75

The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Masimo Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 2, 2010	57,877	$58	156	$(1,209)	$195,690	$63	$94,112	$974	$289,688
Stock options exercised	1,586	1	—	—	10,238	—	—	—	10,239
Income tax benefit from exercise of stock options	—	—	—	—	5,558	—	—	—	5,558
Reclassification of deficit noncontrolling interest upon acquisition	—	—	—	—	(1,466)	—	—	1,466	—
Compensation related to stock option grants to employees	—	—	—	—	12,186	—	—	79	12,265
Dividends declared	—	—	—	—	—	—	(161,978)	—	(161,978)
Net income (loss)	—	—	—	—	—	—	73,530	(125)	73,405
Foreign currency translation adjustment	—	—	—	—	—	862	—	—	862

Balance at January 1, 2011	59,463	59	156	(1,209)	222,206	925	5,664	2,394	230,039
Stock options exercised	629	1	—	—	5,942	—	—	—	5,943
Income tax benefit from exercise of stock options	—	—	—	—	1,716	—	—	—	1,716
Compensation related to stock option grants to employees	—	—	—	—	13,589	—	—	91	13,680
Repurchases of common stock	(1,845)	(2)	1,845	(36,187)	2	—	—	—	(36,187)
Short swing profit recovery	—	—	—	—	73	—	—	—	73
Net income	—	—	—	—	—	—	63,700	353	64,053
Foreign currency translation adjustment	—	—	—	—	—	349	—	—	349

Balance at December 31, 2011	58,247	58	2,001	(37,396)	243,528	1,274	69,364	2,838	279,666
Stock options exercised	216	—	—	—	1,642	—	—	—	1,642
Income tax deficit from exercise of stock options	—	—	—	—	(410)	—	—	—	(410)
Compensation related to stock option grants to employees	—	—	—	—	14,022	—	—	75	14,097
Repurchases of common stock	(1,155)	(1)	1,155	(26,268)	1	—	—	—	(26,268)
Dividend declared	—	—	—	—	—	—	(57,275)	—	(57,275)
Issuance of common stock	—	—	—	—	—	—	—	10	10
Net income (loss)	—	—	—	—	—	—	62,272	(334)	61,938
Foreign currency translation adjustment	—	—	—	—	—	2,100	—	—	2,100
Income tax benefit on foreign currency translation	—	—	—	—	—	168	—	—	168

Balance at December 29, 2012	57,308	$57	3,156	$(63,664)	$258,783	$3,542	$74,361	$2,589	$275,668

The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 29, 2012	Year ended December 31, 2011	Year ended January 1, 2011
Cash flows from operating activities:
Net income including noncontrolling interests	$61,938	$64,053	$73,405
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	9,369	7,342	6,584
Share-based compensation	14,097	13,676	12,303
Provision for doubtful accounts	231	231	108
Provision for obsolete inventory	1,063	2,130	619
Provision for warranty costs	2,489	2,592	2,355
Benefit from deferred income taxes	(6,806)	(3,217)	(2,231)
Income tax benefit from exercise of stock options granted prior to January 1, 2006	338	1,650	4,851
Excess tax deficit (benefit) from share-based compensation arrangements	748	(67)	(707)
Realized foreign exchange gain on forward contracts	(586)	—	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,130)	(7,549)	(10,905)
(Increase) decrease in royalties receivable	(28)	4,898	(500)
Increase in inventories	(524)	(3,046)	(14,088)
Increase in deferred cost of goods sold	(409)	(4,526)	(19,080)
(Increase) decrease in prepaid expenses	186	(1,874)	(743)
(Increase) decrease in prepaid income taxes	1,255	366	(1,648)
Increase in other assets	(2,193)	(1,502)	(1,396)
Increase (decrease) in accounts payable	(1,726)	5,159	5,474
Increase (decrease) in accrued compensation	4,827	(1,333)	3,219
Increase (decrease) in accrued liabilities	450	(77)	(2,281)
Increase (decrease) in income taxes payable	198	(89)	940
Increase (decrease) in deferred revenue	2,850	(921)	3,012
Increase (decrease) in other liabilities	(2,203)	1,061	1,729

Net cash provided by operating activities	75,434	78,957	61,020

Cash flows from investing activities:
Purchase of short-term investments	—	—	(75,986)
Proceeds from sale and maturities of short-term investments	—	—	132,975
Purchases of property and equipment	(10,828)	(5,057)	(9,561)
Increase in intangible assets	(3,664)	(2,451)	(1,937)
Cash paid for acquisitions, net of cash acquired	(37,399)	—	—

Net cash provided by (used in) investing activities	(51,891)	(7,508)	45,491

Cash flows from financing activities:
Repayments on capital lease obligations	(26)	(50)	(60)
Proceeds from issuance of common stock	1,642	5,943	10,239
Excess tax (deficit) benefit from share-based compensation arrangements	(748)	67	707
Dividends paid	(57,275)	—	(161,978)
Repurchases of common stock	(26,268)	(36,187)	—
Short swing profit recovery	—	73	—
Net proceeds from settlement of forward contracts	586	—	—

Net cash used in financing activities	(82,089)	(30,154)	(151,092)

Effect of foreign currency exchange rates on cash	218	282	832

Net increase (decrease) in cash and cash equivalents	(58,328)	41,577	(43,749)
Cash and cash equivalents at beginning of period	129,882	88,305	132,054

Cash and cash equivalents at end of period	$71,554	$129,882	$88,305

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$44	$116	$23
Income taxes	$28,691	$22,823	$32,895
Noncash investing and financing activities:
Assets acquired under capital leases	$21	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company

Masimo Corporation, or the Company, is a global medical technology company that develops, manufactures, and markets noninvasive patient monitoring products. The Company’s mission is to improve patient outcomes and reduce cost of care by taking noninvasive monitoring to new sites and applications. The Company invented Masimo Signal Extraction Technology, or Masimo SET®, which provides the capabilities of Measure-Through Motion and Low Perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. The Company has also developed Masimo rainbow® SET products which monitor multiple blood measurements, including oxygen content, carboxyhemoglobin, methemoglobin and hemoglobin. Additional rainbow® SET measurements that assist clinicians are Pleth Variability Index, respiration rate, Halo IndexTM and In Vivo AdjustmentTM. The Company develops, manufactures and markets a family of patient monitoring solutions which incorporate a monitor or circuit board and sensors, including proprietary single-patient use, reusable and resposable sensors, and cables. The Company considers the pulse oximetry device (monitor or circuit board), its sensors and cables and software fees to be products as defined in its consolidated statements of comprehensive income. The Company sells to hospitals and the alternate care market through its direct sales force and distributors, and markets its circuit boards containing the Company’s proprietary algorithm and software architecture to original equipment manufacturer, or OEM, partners.

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

Fiscal Periods

The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 fiscal week quarters and one 14 fiscal week quarter. In fiscal 2010, the Company followed a 52 week fiscal calendar in which the Company’s first, second and third quarters ended on Saturday, April 3, July 3 and October 2, 2010, respectively, and its fiscal year ended on Saturday, January 1, 2011. Each quarter in 2010 was a 13 week quarter. Similar to fiscal 2010, fiscal 2011 followed a 52 week fiscal calendar in which the Company’s first, second and third quarters ended on Saturday, April 2, July 2 and October 1, 2011, respectively, and its fiscal year ended on Saturday, December 31, 2011. Each quarter in 2011 was a 13 week quarter. Fiscal 2012 also followed a 52 week fiscal calendar in which the Company’s first, second and third quarters ended on Saturday, March 31, June 30 and September 29, 2012, respectively, and its fiscal year ended on Saturday, December 29, 2012. Each quarter in 2012 was a 13 week quarter.

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

Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this guidance as to specific assets or liabilities. There were no transfers between level 1, level 2 and level 3 inputs during the years ended December 29, 2012 or December 31, 2011. The Company carries cash and cash equivalents at cost which approximates fair value. As of December 29, 2012 and December 31, 2011, the Company did not have any short-term investments.

The following tables represent the Company’s fair value hierarchy for its financial assets (in thousands):

	Fair Value Measurement as of December 29, 2012 using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$31,999	$—	$—	$31,999
Money Market funds	1,623	—	—	1,623

Total	$33,622	$—	$—	$33,622

	Fair Value Measurement as of December 31, 2011 using:
Assets:
U.S. Treasuries	$67,800	$—	$—	$67,800
Money Market funds	1,337	—	—	1,337

Total	$69,137	$—	$—	$69,137

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments and readily convertible into known amounts of cash to be cash equivalents. As of December 29, 2012, the Company’s cash balance was $38.0 million, comprised of checking accounts. Additionally, the Company had cash equivalents of $33.6 million, consisting of $32.0 million of U.S. Treasury bills and $1.6 million of money market funds. As of December 31, 2011, the Company’s cash balance was $60.8 million, comprised of checking accounts. Additionally, the Company had cash equivalents of $69.1 million, consisting of $67.8 million of U.S. Treasury bills and $1.3 million of money market funds.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of trade receivables recorded upon recognition of revenue for product revenues, reduced by reserves for estimated bad debts and returns. Trade accounts receivable are recorded at the invoiced

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Changes in the allowance for doubtful accounts were as follows (in thousands):

	Year ended December 29, 2012	Year ended December 31, 2011	Year ended January 1, 2011
Allowance for doubtful accounts, beginning of period	$1,798	$1,720	$1,972
Provision for doubtful accounts	231	231	108
Write off of uncollectible accounts	(73)	(153)	(360)

Allowance for doubtful accounts, end of period	$1,956	$1,798	$1,720

As of December 29, 2012 and December 31, 2011, the accounts receivable balance was $67.9 million and $57.0 million, respectively, net of allowances for doubtful accounts.

Royalties Receivable

Pursuant to the second amendment to its settlement agreement with Nellcor Puritan Bennett, Inc. (currently Covidien Ltd., or Covidien), royalties are paid to the Company based on a percentage of sales of Covidien U.S. based pulse oximetry products. The Company estimates the royalty receivable based on the royalty rate per the second amendment to its settlement agreement multiplied by its estimate of Covidien’s sales for each quarter. Any adjustments to the quarterly estimated receivable are recorded prospectively in the following quarter when the Company receives the Covidien royalty report and payment, which is generally 60 days after the end of each of Covidien’s fiscal quarters. The royalty receivable of $7.1 million as of December 29, 2012 represents the Company’s estimated amount due for the three months ended December 29, 2012.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvements. Normal repair and maintenance costs are expensed as incurred, whereas significant improvements that materially increase values or extend useful lives are capitalized and depreciated over the remaining estimated useful lives of the related assets. Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss on the sale or retirement is recognized in income. For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, depreciation expense of property and equipment, which includes amortization of equipment under capital leases, was $7.3 million, $5.8 million and $5.3 million, respectively.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Intangible Assets

Intangible assets consist primarily of patents, trademarks and software development costs. Costs related to patents and trademarks, which include legal and application fees, are capitalized and amortized over the estimated useful lives using the straight-line method. Patent and trademark amortization commences once final approval of the patent or trademark has been obtained. Patent costs are amortized over the lesser of 10 years or the patent’s remaining legal life, which assumes renewals, and trademark costs over 17 years, and their associated amortization cost is included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income. For intangibles purchased in an asset acquisition or business combination, which mainly include patents and trademarks, the useful life is determined in the same manner as noted above. For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, amortization of patents and trademarks was $1.1 million, $1.3 million and $1.0 million, respectively. As of December 29, 2012 and December 31, 2011, the total costs of patents not yet amortizing was $5.4 million and $4.4 million, respectively. As of December 29, 2012 and December 31, 2011, the total costs of trademarks not yet amortizing was $0.6 million and $0.4 million, respectively. Costs to renew intangibles are capitalized and amortized over the remaining useful life of the intangible. For the year ended December 29, 2012, total renewal costs capitalized for patents and trademarks were $0.4 million and $0.1 million, respectively. As of December 29, 2012, the weighted average number of years until the next renewal is two years for patents and six years for trademarks.

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

In accordance with authoritative accounting guidance, costs related to the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. For the years ended December 29, 2012 and December 31, 2011, the Company capitalized $0 and $49,000 of software development costs, respectively. The capitalized costs are amortized over the estimated life of the products of seven years. The Company amortized $0.2 million for each of the years ended December 29, 2012, December 31, 2011 and January 1, 2011. The Company had unamortized software development costs of $0.5 million and $0.7 million at December 29, 2012 and December 31, 2011, respectively, which is included within intangible assets, net on the consolidated balance sheets.

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

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

No impairment of goodwill, intangible assets, or other long-lived assets was recorded during the years ended December 29, 2012, December 31, 2011 or January 1, 2011.

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

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

In September 2005, the U.S. Federal Court of Appeals ruled that Mallinckrodt, Inc., now part of Covidien, and one of its subsidiaries, Nellcor Puritan Bennett, Inc., collectively referred to as Nellcor, infringed on the Company’s patents and ordered the lower court to enjoin Nellcor’s infringing products. On January 17, 2006, the Company settled all existing patent litigation with Covidien. Under terms of this original settlement agreement, Covidien agreed to pay the Company royalties on its total U.S. pulse oximetry revenue generated, at least through March 14, 2011, which the Company records as royalty revenue. On January 28, 2011, the Company

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

entered into an amendment to this settlement agreement with Covidien. As part of this amendment, which became effective on March 15, 2011, Covidien agreed to pay the Company a royalty at a rate of 7.75% of its U.S. pulse oximetry revenue generated, from March 15, 2011 through at least March 15, 2014.

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

Options granted prior to January 1, 2006, were accounted for using the intrinsic value method and using the minimum value method for its pro forma disclosures, unless such options are modified, repurchased or cancelled. The cash flows related to the reduction of income taxes paid as a result of the deduction triggered by employee exercise of stock options granted or modified prior to January 1, 2006 continue to be presented as an operating cash flow.

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

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Changes in the product warranty accrual were as follows (in thousands):

	Year ended December 29, 2012	Year ended December 31, 2011	Year ended January 1, 2011
Warranty accrual, beginning of period	$698	$544	$354
Provision for warranty costs	2,489	2,592	2,355
Warranty expenditures	(2,349)	(2,438)	(2,165)

Warranty accrual, end of period	$838	$698	$544

Advertising Costs

Advertising costs are expensed as incurred. These costs are included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income. Advertising costs for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 were $9.5 million, $5.6 million and $5.9 million, respectively.

Research and Development

Costs related to research and development activities are expensed as incurred. These costs include personnel costs, materials, depreciation and amortization on associated tangible and intangible assets and an allocation of facility costs, all of which are directly related to research and development activities.

Antitrust Litigation Proceeds

The Company recorded proceeds from the antitrust litigation and related legal fees on a net basis in the consolidated statements of comprehensive income under antitrust litigation proceeds. During the year ended January 1, 2011, the Company received two payments totaling $44.8 million, of which it retained $30.8 million, and the remainder was paid to the law firm that handled the trial for the Company. These amounts represent the net payments from Covidien relating to the antitrust litigation following the Ninth Circuit Court of Appeals’ October 2009 affirmance of a Federal District Court decision that Tyco Healthcare, now Covidien, violated the antitrust laws through anticompetitive business practices related to the sale of its pulse oximetry products.

Foreign Currency Translation

The Company’s international headquarters is in Switzerland, and its functional currency is the U.S. dollar. The Company has several foreign sales support subsidiaries that maintain foreign offices, of which the most significant are in Japan and Europe. The functional currencies of these subsidiaries are the Japanese yen and Euro, respectively.

The Company transacts with foreign customers in currencies other than the U.S. dollar. It experiences realized and unrealized foreign currency gains or losses on foreign denominated receivables. In addition, certain intercompany transactions give rise to realized and unrealized foreign currency gains or losses. Also, any other transactions between the Company or its subsidiaries and a third-party, denominated in a currency different from the functional currency, are foreign currency transactions. Realized and unrealized foreign currency gains or losses are included as a component of non-operating income (expense) within the Company’s statements of comprehensive income, as incurred and are converted to U.S. dollars at average exchange rates for a respective period. These transaction gains or (losses) were $(1.6) million, $(0.1) million and $1.0 million for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Assets and liabilities of foreign subsidiaries, whose functional currency is not the U.S. dollar, are translated into U.S. dollars at the rate of exchange at the balance sheet date. Statement of comprehensive income amounts are translated at the average monthly exchange rates for the respective periods. For these foreign subsidiaries whose functional currency is not the U.S. dollar, translation gains and losses are included as a component of accumulated other comprehensive income within Masimo Corporation stockholders’ equity.

Comprehensive Income

Authoritative accounting guidance establishes requirements for reporting and disclosure of comprehensive income and its components. Comprehensive income includes foreign currency translation adjustments and related tax benefits, which have been excluded from net income including noncontrolling interests and reflected in Masimo Corporation stockholders’ equity.

Net Income Per Share

Basic net income per share attributable to Masimo Corporation stockholders for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 is computed by dividing net income attributable to Masimo Corporation stockholders by the weighted average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation stockholders for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 is computed by dividing the net income attributable to Masimo Corporation stockholders by the weighted average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, options to purchase 6.4 million, 4.5 million and 4.5 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Based on authoritative accounting guidance, the Company reduced its net income including noncontrolling interests by the amount of net (income) loss attributable to noncontrolling interests for the years ended December 29, 2012, December 31, 2011 and January 1, 2011. The computation of basic and diluted net income per share attributable to Masimo Corporation stockholders is as follows (in thousands, except per share data):

	Year ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net income attributable to stockholders of Masimo Corporation:
Net income including noncontrolling interests	$61,938	$64,053	$73,405
Net (income) loss attributable to the noncontrolling interests	334	(353)	125

Net income attributable to Masimo Corporation stockholders	$62,272	$63,700	$73,530

Basic net income per share attributable to Masimo Corporation stockholders:
Net income attributable to Masimo Corporation stockholders	$62,272	$63,700	$73,530

Weighted average shares outstanding - basic	57,445	59,659	58,769

Basic net income per share attributable to Masimo Corporation stockholders	$1.08	$1.07	$1.25

Diluted net income per share attributable to Masimo Corporation stockholders:
Weighted average shares outstanding	57,445	59,659	58,769
Diluted share equivalent: stock options	929	1,186	1,840

Weighted average shares outstanding - diluted	58,374	60,845	60,609

Diluted net income per share attributable to Masimo Corporation stockholders	$1.07	$1.05	$1.21

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

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Under the Cross-Licensing Agreement, the Company granted Cercacor an exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® owned by the Company, including all improvements on this technology, for the monitoring of non-vital signs measurements and to develop and sell devices incorporating Masimo SET® for monitoring non-vital signs measurements in any product market in which a product is intended to be used by a patient or pharmacist rather than a professional medical caregiver. The Company refers to this market as the Cercacor Market. The Company also granted Cercacor a non-exclusive, perpetual and worldwide license, with sublicense rights to use all Masimo SET® for the measurement of vital signs in the Cercacor Market. The Company exclusively licenses from Cercacor the right to make and distribute products in the professional medical caregiver markets, which the Company refers to as the Masimo Market, that utilize rainbow® technology for the measurement of carbon monoxide, methemoglobin, fractional arterial oxygen saturation, and hemoglobin, which includes hematocrit. To date, the Company has developed and commercially released devices that measure carbon monoxide, methemoglobin and hemoglobin using licensed rainbow® technology. The Company also has the option to obtain exclusive licenses to make and distribute products that utilize rainbow® technology for the monitoring of other non-vital signs measurements, including blood glucose, in product markets where the product is intended to be used by a professional medical caregiver.

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

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company’s license to rainbow® technology for these parameters in these markets is exclusive on the condition that the Company continues to pay Cercacor royalties on its products incorporating rainbow® technology, subject to certain minimum aggregate royalty thresholds, and that the Company use commercially reasonable efforts to develop or market products incorporating the licensed rainbow® technology. The royalty is up to 10% of the rainbow® royalty base, which includes handhelds, tabletop and multi-parameter devices. Handheld products incorporating rainbow® technology will carry up to a 10% royalty rate. For other products, only the proportional amount attributable for that portion of the Company’s devices used to monitor non-vital signs measurements, rather than for monitoring vital signs measurements, and sensors and accessories for measuring only non-vital sign parameters, will be included in the 10% rainbow® royalty base. Effective January 2009, for multi-parameter devices, the rainbow® royalty base will include the percentage of the revenue based on the number of rainbow® enabled measurements. For hospital contracts where the Company places equipment and enters into a sensor contract, the Company pays a royalty to Cercacor on the total sensor contract revenues based on the ratio of rainbow® enabled devices to total devices.

The Company is also subject to certain specific annual minimum aggregate royalty payments. These minimum aggregate royalty payments were $5.0 million in 2012, 2011 and 2010. In addition, in connection with a change in control, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for all licensed rainbow® measurements payable to Cercacor will increase to $15.0 million per year and thereafter, and up to $2.0 million per year for other rainbow® measurements.

In February 2009, in order to accelerate the product development of an improved hemoglobin spot-check measurement device, Pronto-7®, the Company’s board of directors agreed to fund additional Cercacor’s engineering expenses. Specifically, these expenses included third-party engineering materials and supplies expense as well as 50% of Cercacor’s total engineering and engineering related payroll expenses from April 2009 through June 2010, the original anticipated completion date of this product development effort. Since July 2010, Cercacor has continued to assist the Company with product development efforts and charged the Company accordingly. Beginning in 2012, due to a revised estimate of the support required by the Company to complete the various Pronto-7® related projects, the Company’s Board of Directors approved an increase in the percentage of Cercacor’s total engineering and engineering related payroll expenses funded by the Company from 50% to 60%. During the years ended December 29, 2012, December 31, 2011 and January 1, 2011, the total expenses for these additional services, material and supplies totaled $3.6 million, $2.5 million and $2.6 million, respectively.

Pursuant to authoritative accounting guidance, Cercacor is consolidated within the Company’s financial statements for all periods presented. The Company is required to consolidate Cercacor since the Company is deemed to be the primary beneficiary of Cercacor’s activities. This determination is based on the Company’s ability to direct the activities that most significantly impact Cercacor’s economic performance, and the Company’s obligation to absorb Cercacor’s expected losses.

Accordingly, all intercompany royalties, option and license fees and other charges between the Company and Cercacor as well as all intercompany payables and receivables have been eliminated in the consolidation. Also, all direct engineering expenses that have been incurred by the Company and charged to Cercacor, or that have been incurred by Cercacor and charged to the Company, have not been eliminated and are included as research and development expense in the Company’s consolidated statements of comprehensive income. Assets of Cercacor can only be used to settle obligations of Cercacor and creditors of Cercacor have no recourse to the general credit of the Company.

For the foreseeable future, the Company anticipates that it will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a VIE or

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

During the six months ended July 3, 2010, SEDLine was a VIE and the Company was deemed to be the primary beneficiary. Therefore, the Company has included SEDLine’s revenue and expenses incurred during the first six months of the year ended January 1, 2011, in its consolidated statement of comprehensive income. However, during these six months ended July 3, 2010, SEDLine was a noncontrolling interest of the Company. Therefore, SEDLine’s net loss incurred during these six months ended July 3, 2010 was not included in the net income attributable to the Company for the year ended January 1, 2011.

As a result of the Company’s July 2, 2010 acquisition of SEDLine, SEDLine became a wholly-owned subsidiary and was no longer a noncontrolling interest of the Company. Therefore, due to SEDLine’s change in status, the Company included SEDLine’s revenue, expenses and results thereof, in its consolidated statement of comprehensive income for the years ended December 29, 2012, December 31, 2011 and January 1, 2011. As of December 29, 2012 and December 31, 2011, all of SEDLine’s assets, liabilities and equity are consolidated with the Company, since SEDLine is a wholly-owned subsidiary.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Below are condensed consolidating schedules of the Balance Sheets as of December 29, 2012 and December 31, 2011, and Statements of Comprehensive Income for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 reflecting Masimo Corporation, Cercacor, SEDLine and related eliminations (in thousands).

	December 29, 2012				December 31, 2011
Balance Sheets:	Masimo Corp	Cercacor	Cercacor Elim	Total	Masimo Corp	Cercacor	Cercacor Elim	Total
ASSETS
Cash and cash equivalents	$71,259	$295	$—	$71,554	$129,275	$607	$—	$129,882
Receivables, net	75,478	10	(447)	75,041	64,115	167	(167)	64,115
Inventories	47,358	—	—	47,358	45,944	—	—	45,944
Prepaid expenses	8,390	197	—	8,587	9,209	201	—	9,410
Deferred tax asset, current	12,048	863	—	12,911	10,613	963	—	11,576
Other current assets	3,896	—	—	3,896	2,008	—	—	2,008
Deferred cost of goods sold	52,103	—	—	52,103	51,679	—	—	51,679
Property and equipment, net	21,450	2,474	—	23,924	14,038	1,201	—	15,239
Intangible assets, net	28,069	4,200	(4,906)	27,363	14,128	2,546	(5,281)	11,393
Goodwill	22,824	—	—	22,824	448	—	—	448
Deferred tax asset, long term	21,404	959	—	22,363	16,314	452	—	16,766
Other assets, long term	7,985	637	(600)	8,022	7,632	2,942	(2,930)	7,644

Total assets	$372,264	$9,635	$(5,953)	$375,946	$365,403	$9,079	$(8,378)	$366,104

LIABILITIES
Accounts payable	$26,412	$621	$—	$27,033	$26,725	$577	$—	$27,302
Accrued liabilities and compensation	40,622	1,494	(447)	41,669	31,526	655	(167)	32,014
Income taxes payable	1,504	—	—	1,504	570	—	—	570
Deferred revenue, current	19,278	375	(375)	19,278	16,019	375	(375)	16,019
Current portion of capital lease obligations	55	—	—	55	48	—	—	48
Deferred revenue, long-term	576	4,531	(4,531)	576	984	4,906	(4,906)	984
Capital lease obligations, less current portion	60	—	—	60	74	—	—	74
Other liabilities	10,406	297	(600)	10,103	12,357	—	(2,930)	9,427
EQUITY (DEFICIT)
Common stock	57	11	(11)	57	58	10	(10)	58
Treasury stock	(63,664)	—	—	(63,664)	(37,396)	—	—	(37,396)
Additional paid-in capital	258,783	424	(424)	258,783	243,528	340	(340)	243,528
Accumulated other comprehensive income	3,542	—	—	3,542	1,274	—	—	1,274
Retained earnings (deficit)	74,633	1,882	(2,154)	74,361	69,636	2,216	(2,488)	69,364

Total Masimo Corporation stockholders’ equity (deficit)	273,351	2,317	(2,589)	273,079	277,100	2,566	(2,838)	276,828
Noncontrolling interest	—	—	2,589	2,589	—	—	2,838	2,838

Total equity	273,351	2,317	—	275,668	277,100	2,566	—	279,666

Total liabilities and equity (deficit)	$372,264	$9,635	$(5,953)	$375,946	$365,403	$9,079	$(8,378)	$366,104

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Year ended December 29, 2012				Year ended December 31, 2011				Year ended January 1, 2011
Statements of Comprehensive Income:	Masimo Corp	Cercacor	Cercacor Elim	Total	Masimo Corp	Cercacor	Cercacor Elim	Total	Masimo Corp	Cercacor	Cercacor Elim	SEDLine	SEDLine Elim	Total
Total revenue	$493,233	$5,375	$(5,375)	$493,233	$438,988	$5,375	$(5,375)	$438,988	$405,078	$5,620	$(5,620)	$329	$—	$405,407
Cost of goods sold	171,982	—	(5,000)	166,982	149,854	—	(5,000)	144,854	124,605	245	(5,245)	220	—	119,825

Gross profit (loss)	321,251	5,375	(375)	326,251	289,134	5,375	(375)	294,134	280,473	5,375	(375)	109	—	285,582
Operating expenses:
Selling, general and administrative	191,870	2,453	(375)	193,948	167,634	1,946	(375)	169,205	171,792	1,557	(375)	1,115		174,089
Research and development	43,412	3,665	—	47,077	35,053	3,359	—	38,412	33,967	1,680	—	353	—	36,000
Antitrust litigation proceeds	—	—	—	—	—	—	—	—	(30,728)	—	—	—	—	(30,728)

Total operating expenses	235,282	6,118	(375)	241,025	202,687	5,305	(375)	207,617	175,031	3,237	(375)	1,468	—	179,361

Operating income	85,969	(743)	—	85,266	86,447	70	—	86,517	105,442	2,138	—	(1,359)	—	106,221
Non-operating income (expense)	(1,404)	(1)	—	(1,405)	26	(12)	—	14	1,451	4	—	(107)	—	1,348

Income before provision for income taxes	84,565	(744)	—	83,821	86,473	58	—	86,531	106,893	2,142	—	(1,466)	—	107,569
Provision for (benefit from) income taxes	22,293	(410)	—	21,883	22,773	(295)	—	22,478	33,363	801	—	—	—	34,164

Net income (loss) including noncontrolling interests	62,272	(334)	—	61,938	63,700	353	—	64,053	73,530	1,341	—	(1,466)	—	73,405
Net (income) loss attributable to noncontrolling interests	—	—	334	334	—	—	(353)	(353)	—	—	(1,341)	—	1,466	125

Net income (loss) attributable to Masimo Corporation stockholders	62,272	(334)	334	62,272	63,700	353	(353)	63,700	73,530	1,341	(1,341)	(1,466)	1,466	73,530

Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,268	—	—	2,268	349	—	—	349	862	—	—	—	—	862

Comprehensive income attributable to Masimo Corporation stockholders	$64,540	$(334)	$334	$64,540	$64,049	$353	$(353)	$64,049	$74,392	$1,341	$(1,341)	$(1,466)	$1,466	$74,392

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4. Acquisitions

Spire Semiconductor

On March 9, 2012, the Company acquired substantially all of the assets and certain liabilities of Spire Semiconductor, LLC, or Spire, a maker of advanced light emitting diode and other advanced component-level technologies. Masimo Semiconductor, Inc., or Masimo Semiconductor, a wholly-owned subsidiary of Masimo Corporation, will operate the business going forward. The acquisition gives the Company an advanced ability to develop custom components, accelerate development cycles, and optimize future product costs. Masimo Semiconductor, based in New Hampshire, will specialize in wafer epitaxy, foundry services, and device fabrication for biomedical, telecommunications, consumer products and other markets.

Under the acquisition agreement, the Company paid $7.2 million and assumed $1.2 million of Spire’s liabilities. Simultaneous with this asset acquisition, the Company entered into a lease agreement with a related party to Spire Corporation, to lease manufacturing and office space in New Hampshire through March 2017.

All the assets and liabilities acquired from Spire as of March 9, 2012, and Masimo Semiconductor’s operating results from March 10, 2012 through December 29, 2012 are included in these consolidated financial statements. Pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s financial condition or results of operations.

Phasein

On July 27, 2012, the Company acquired PHASEIN AB, or Phasein, a developer and manufacturer of ultra-compact mainstream and sidestream capnography and gas monitoring technologies. The acquisition of Phasein’s technologies complements the Company’s breakthrough innovations for patient monitoring with a portfolio of products ranging from OEM solutions for external “plug-in-and-measure” capnography and gas analyzers and integrated modules to handheld capnometer devices.

With multiple measurements delivered through either mainstream or sidestream options, the Company’s customers can benefit from CO2, N2O, O2, and anesthetic agent monitoring in many hospital environments, such as operating rooms, procedural sedation and intensive care units.

The Company paid $30.5 million for all outstanding shares of Phasein. The final purchase price allocation resulted in $16.1 million assigned to goodwill, $12.6 million assigned to intangible assets, $1.4 million assigned to inventory, $2.4 million assigned to various other assets and $2.0 million assigned to various liabilities. The Company funded the acquisition entirely with existing cash and cash equivalents. Phasein’s assets acquired and liabilities assumed, as well as its results of operations since the acquisition date, are included in these consolidated financial statements as of December 29, 2012. Pro forma financial information for this acquisition has not been presented because the effect of this acquisition was not material to the Company’s consolidated financial statements.

5. Related Party Transactions

The Company’s Chief Executive Officer is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare, or the Masimo Foundation, a non-profit organization which was founded during the first quarter of 2010 to benefit worldwide healthcare. The Company’s Chief Financial Officer is also a Director of the Masimo Foundation. For the year ended January 1, 2011, the Company contributed a total of $10.3 million to the Masimo Foundation, which has been recorded within selling, general and administrative expenses in the consolidated statements of comprehensive income. During the years ended December 29, 2012 and December 31, 2011, no contributions were made to the Masimo Foundation.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

6. Inventories

Inventories consist of the following (in thousands):

	December 29, 2012	December 31, 2011
Raw materials	$24,704	$25,444
Work in-process	4,856	4,851
Finished goods	17,798	15,649

Total	$47,358	$45,944

Finished goods inventory held by distributors was $3.0 million and $2.6 million as of December 29, 2012 and December 31, 2011, respectively.

7. Property and Equipment

Property and equipment, net consists of the following (in thousands):

	December 29, 2012	December 31, 2011
Machinery and equipment	$27,646	$21,351
Tooling	10,557	9,715
Computer equipment	9,394	7,804
Furniture and office equipment	4,339	2,875
Vehicles	45	45
Leasehold improvements	8,725	5,518
Demonstration units	2,316	2,947

	63,022	50,255
Accumulated depreciation and amortization	(43,456)	(37,121)
Construction-in-progress	4,358	2,105

Total	$23,924	$15,239

The gross value of furniture and office equipment under capital lease obligations was $0.3 million and $0.3 million, with accumulated depreciation of $0.2 million and $0.2 million, as of December 29, 2012 and December 31, 2011, respectively.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

8. Intangible Assets

Intangible assets, net consist of the following (in thousands):

	December 29, 2012	December 31, 2011
Cost
Patents	$15,645	$12,857
Customer relationships	7,669	—
Acquired technology	5,580	—
Trademarks	3,116	1,494
Capitalized software development costs	1,612	1,612
Other	656	587

Total cost	34,278	16,550

Accumulated amortization
Patents	(4,591)	(3,888)
Customer relationships	(320)	—
Acquired technology	(305)	—
Trademarks	(464)	(335)
Capitalized software development costs	(1,085)	(877)
Other	(150)	(57)

Total accumulated amortization	(6,915)	(5,157)

Net carrying amount	$27,363	$11,393

For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, total amortization expense was $2.1 million, $1.6 million and $1.3 million, respectively.

Estimated amortization expense for each of the fiscal years is as follows (in thousands):

Fiscal year	Amount
2013	$2,710
2014	2,631
2015	2,550
2016	2,295
2017	2,239
Thereafter	14,938

Total	$27,363

During the year ended December 29, 2012, the Company acquired $14.6 million of intangible assets as part of acquisitions. The acquired intangibles are comprised of $7.2 million of customer relationships, $5.3 million of acquired technology, $1.1 million of trademarks and $1.0 million of patents. All of these acquired intangible assets have a 10 year weighted average amortization period.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

9. Goodwill

Changes in the goodwill balance were as follows (in thousands):

	Year ended December 29, 2012	Year ended December 31, 2011
Goodwill, beginning of period	$448	$448
Goodwill as a result of acquisitions	21,407	—
Foreign currency translation adjustment	969	—

Goodwill, end of period	$22,824	$448

10. Other Liabilities, Long-Term

Other long-term liabilities consist of the following (in thousands):

	December 29, 2012	December 31, 2011
Unrecognized tax benefit	$7,408	$8,981
Unfavorable lease liability related to the Spire acquisition	1,977	—
Deferred rent, long-term	676	336
Other	42	110

Total other liabilities, long-term	$10,103	$9,427

The unrecognized tax benefit relates to the Company’s long-term portion of tax liability. Authoritative guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. See Note 15 of the consolidated financial statements for further details.

11. Equity

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

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

In October 2012, the Company declared a special $1.00 per share cash dividend, payable on December 11, 2012 to stockholders of record as of the close of business on November 27, 2012. The total dividend payout was $57.3 million, which was made from retained earnings.

Stock Repurchase Program

In August 2011, the Company’s board of directors authorized the repurchase of up to 3.0 million shares of common stock under a repurchase program, which terminated pursuant to its terms in April 2012. The stock repurchase program was carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases under a Rule 10b5-1 trading plan. The Company paid for these repurchases with available cash and cash equivalents. During the year ended December 31, 2011, 1.8 million shares were repurchased, at an average price of $19.61 per share, totaling $36.2 million. During the year ended December 29, 2012, 1.2 million shares were repurchased, at an average price of $22.74 per share, totaling $26.3 million, which completed the stock repurchase program.

12. Share-Based Compensation

On August 7, 2007, in connection with the Company’s initial public offering, the 2007 Stock Incentive Plan, or the 2007 Plan, became effective. Under the 2007 Plan, 3.0 million shares of common stock were initially reserved for future issuance, plus shares available under the prior year equity incentive plans, including shares that become available under the 2007 Plan due to forfeitures at prices not less than the fair market value of the Company’s common stock on the date the option is granted. The options generally vest annually over five years using the straight-line method, unless otherwise provided, and expire ten years from the date of grant. Options forfeited under any Stock Incentive Plan are automatically added to the share reserve of the 2007 Plan. Pursuant

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

to the “evergreen” provision contained in the 2007 Plan, an additional 1.7 million shares of common stock were added to the share reserve of the 2007 Plan on both January 1, 2012 and January 3, 2010, which represented 3% of the Company’s total shares outstanding as of the years ended December 31, 2011 and January 2, 2010, respectively. No shares were added to the share reserve for the year ended January 1, 2011. The Company may terminate the 2007 Plan at any time. If not terminated sooner, the 2007 Plan will automatically terminate on August 7, 2017.

The number and weighted average exercise price of options issued and outstanding under all stock option plans are as follows (in thousands, except for exercise price):

	Year ended December 29, 2012		Year ended December 31, 2011		Year ended January 1, 2011
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Options outstanding, beginning of period	8,277	$22.68	6,941	$21.32	8,125	$18.21
Granted	754	$22.17	2,277	$23.85	1,000	$26.20
Canceled	(447)	$27.30	(312)	$27.62	(568)	$27.93
Expired	—	$—	—	$—	(30)	$1.83
Exercised	(216)	$7.62	(629)	$9.44	(1,586)	$6.45

Options outstanding, end of period	8,368	$22.78	8,277	$22.68	6,941	$21.32

Options exercisable, end of period	4,632	$21.29	3,636	$19.45	3,147	$15.99
Options available for grant, end of period	4,934		3,493		5,458

At December 29, 2012, an aggregate of 13.3 million shares of common stock were reserved for future issuance under the plans.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s share-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Year ended December 29, 2012	Year ended December 31, 2011	Year ended January 1, 2011
Risk-free interest rate	0.7% to 1.3%	0.9% to 2.5%	1.2% to 2.9%
Expected term	5.5 years to 5.5 years	5.3 years to 5.5 years	5.3 years to 5.5 years
Estimated volatility	36.6% to 42.6%	36.7% to 43.2%	37.4% to 41.4%
Expected dividends	0%	0%	0%
Weighted-average fair value of options granted	$7.98 per share	$9.44 per share	$10.45 per share

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

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

the Company’s share price and historical and implied volatilities of a peer group of companies over the expected term of the option. As the Company obtains more historical data as a publicly traded company, it expects to rely increasingly on Company specific information for its estimate of volatility.

Expected dividends. The Company’s board of directors may from time to time declare, and the Company may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law. Any determination to declare and pay dividends will be made by the Company’s board of directors and will depend upon the Company’s results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by the board of directors. In the event a dividend is declared, there is no assurance with respect to the amount, timing or frequency of any such dividends. The dividends declared in 2012 and 2010 were deemed to be special dividends and there is no assurance that they will be declared again during the expected term. Based on this uncertainty and unknown frequency, for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, no dividend rate was used in the assumptions to calculate the share-based compensation expense.

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

As of December 29, 2012, there was $28.6 million of total unrecognized share-based compensation expense related to unvested options granted or modified on or after January 1, 2006. That expense is expected to be recognized over a weighted average period of 2.9 years as of December 29, 2012. The Company has elected to recognize share-based compensation expense on a straight-line basis over the requisite service period for the entire award. The total fair value of all options vesting during 2012, 2011 and 2010, aggregated $14.3 million, $12.1 million and $11.1 million, respectively. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of December 29, 2012 was $19.4 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of December 29, 2012 was $18.8 million. The aggregate intrinsic value of options exercised during 2012, 2011 and 2010 was $3.1 million, $12.4 million and $35.1 million, respectively. The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The weighted average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock, as of December 29, 2012 was 5.8 years. The weighted average remaining contractual term of options exercisable with an exercise price less than the closing price of the Company’s common stock, as of December 29, 2012 was 4.0 years. The total income tax benefit recognized in the consolidated statements of comprehensive income for share-based compensation expense was $4.9 million, $4.8 million and $4.4 million for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table presents the total share-based compensation expense that is included in each functional line item of the consolidated statements of comprehensive income (in thousands):

	Year ended December 29, 2012	Year ended December 31, 2011	Year ended January 1, 2011
Cost of goods sold	$480	$383	$483
Selling, general and administrative	10,775	10,268	9,033
Research and development	2,842	3,025	2,787

Total	$14,097	$13,676	$12,303

The schedule below reflects the number and weighted average exercise price of outstanding and exercisable options segregated by exercise price ranges (in thousands, except remaining contractual life):

	December 29, 2012			December 31, 2011
	Options Outstanding		Options Exercisable	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life	Number of Options	Number of Options	Average Remaining Contractual Life	Number of Options
$1.83 to $4.00	425	1.49	425	515	2.33	515
$4.67 to $12.00	745	3.44	745	825	4.41	825
$12.87 to $16.00	580	4.39	580	625	5.39	449
$17.84 to $23.98	2,592	8.25	662	2,208	8.98	242
$24.00 to $28.99	1,811	6.98	885	1,744	7.53	634
$29.07 to $31.99	1,902	6.30	1,090	1,992	7.32	743
$32.09 to $38.30	117	6.28	75	136	7.19	64
$38.60 to $41.51	196	5.41	170	232	6.45	164

Total	8,368	6.40	4,632	8,277	7.03	3,636

13. Commitments and Contingencies

Leases

The Company leases its facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through June 2018. Certain facilities leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight line method based on total lease payments. The Company also received certain leasehold improvement incentives totaling $0.7 million for its headquarters facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of December 29, 2012 and December 31, 2011, rent expense accrued in excess of the amount paid aggregated $0.8 million and $0.3 million, respectively, and is classified in other liabilities in the accompanying consolidated balance sheets. The Company also leases automobiles in Europe that are classified as operating leases and expire at various dates through June 2015. The majority of these leases are non-cancelable. The Company also has capital leases outstanding for office equipment all of which are non-cancelable.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Future minimum lease payments, including interest, under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands):

	As of December 29, 2012
Fiscal year	Operating Leases	Capital Leases	Total
2013	$5,491	$59	$5,550
2014	4,129	39	4,168
2015	2,369	10	2,379
2016	2,084	10	2,094
2017	674	5	679
Thereafter	20	—	20

Total	$14,767	$123	$14,890

Rental expense related to operating leases for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 was $4.6 million, $3.8 million and $3.6 million, respectively. Included in the future capital lease payments as of December 29, 2012 is interest aggregating $8,000.

Employee Retirement Savings Plan

In 1996, the Company adopted the Masimo Retirement Savings Plan, or the Plan, which is a 401(k) plan covering all of the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the Plan on a discretionary basis. The Company contributed $1.4 million, $1.2 million and $1.2 million to the Plan for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively, all in the form of matching contributions.

Employment and Severance Agreement

As of December 29, 2012, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary with annual increases at the discretion of the Compensation Committee of the board. The employment agreement provides for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement has an initial term of three years, with automatic daily renewal, unless either the Company or the executive notifies the other party of non-renewal of the agreement. Also, under this employment agreement, the key employee may be entitled to receive certain salary, equity, tax, medical and life insurance benefits if he is terminated by the Company, if he terminates his employment for good reason under certain circumstances or if there is a change in control of the Company.

As of December 29, 2012, the Company had severance plan participation agreements with three of its executive officers. The participation agreements, or Agreements, are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, or Severance Plan, which became effective on July 19, 2007 and was amended effective December 31, 2008. Under the Agreements, each executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

As of December 29, 2012, the Company had limited severance plan participation agreements with three of its executive officers. These limited participation agreements, or Limited Agreements, are governed by the terms and conditions of the Severance Plan. Under the Limited Agreements, 50% of the executive officer’s unvested

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

and outstanding stock options will immediately vest if the executive officer is terminated by the Company upon a change in control under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

Purchase Commitments

Pursuant to contractual obligations with vendors, the Company had $48.9 million of purchase commitments as of December 29, 2012, which is expected to be purchased within one year. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.

Concentrations of Risk

The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. As of December 29, 2012, the Company had $38.0 million of bank balances of which $11.2 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries deposit insurance organizations. The Company invests its excess cash deposits in U.S. Treasury bills and money market accounts with major financial institutions. As of December 29, 2012, the Company had $32.0 million in U.S. Treasury bills which are guaranteed by the U.S. federal government and $1.6 million in money market funds that are not guaranteed by the U.S. federal government.

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

The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with Group Purchasing Organizations, or GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, revenue from the sale of the Company’s pulse oximetry products to customers affiliated with GPOs amounted to $253.7 million, $223.8 million and $183.8 million, respectively.

As of December 29, 2012, two different just-in-time distributors each represented 7% of the accounts receivable balance. As of December 31, 2011, one just-in-time distributor represented 5% of the accounts receivable balance.

For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, the Company recorded $28.3 million, $32.5 million and $49.0 million, respectively, in royalty revenues from Covidien pursuant to the original settlement agreement and amendments. The royalty rate was 13% through March 14, 2011, and as part of the second amendment to the original settlement agreement with Covidien, declined to 7.75% beginning March 15, 2011. The current royalty agreement extends through March 14, 2014. In exchange for this royalty payment, the Company has provided Covidien the ability to ship its patent infringing product with a covenant not to sue Covidien as long as they abide by the terms of the agreement.

Litigation

On February 3, 2009, the Company filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH related to Philips’ FAST pulse oximetry technology

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

and certain of Philips patient monitors. The suit was brought in the U.S. District Court for the District of Delaware. Two patents originally asserted in this suit, related to the Company’s Measure-Through Motion technology, were successfully enforced in the Company’s previous suit against Nellcor. On June 15, 2009, Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH answered the Company’s complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against the Company as well as counterclaims seeking declaratory judgments of invalidity on the patents asserted by the Company against Philips. On July 9, 2009, the Company filed its answer denying Philips’ counterclaims and asserting various defenses. The Company also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against the Company. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. On October 4, 2010, the Court limited the number of patents to be construed to four for the Company and three for Philips. Further, on October 6, 2010, the Court denied Philips’ motion to bifurcate and stay damages in the patent case. In December 2010, the Court held a hearing regarding the construction of the patent claims and the Magistrate Judge issued a Report and Recommendation on claim construction on February 18, 2011. On January 17, 2012, the District Court Judge issued a claim construction order, adopting the Report and Recommendation of the Magistrate Judge, except with respect to one construction on one of the Company’s patents to which it had objected. With respect to this one claim construction, the District Court Judge did not adopt the recommendation from the Magistrate Judge and adopted the construction proposed by the Company. In 2012, the parties completed expert reports, discovery on some of the patents, and summary judgment motions are currently pending before the Court and no decision has been issued. In addition, in 2012, the Company asserted additional patents, and the Court ordered that these patents and some of the originally asserted patents would be tried in a different phase. Discovery is currently proceeding on the Company’s patents and one Philips’ patent which are not part of the first phase trial. The Company believes that it has good and substantial defenses to the antitrust and patent infringement claims asserted by Philips. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.

On December 21, 2012, the Company filed suit against Mindray DS USA, Inc. and Shenzhen Mindray Bio-Medical Electronics Co, Ltd. in the U.S. District Court for the Central District of California. The complaint alleges patent infringement, breach of contract and other claims. Mindray has not yet filed its response to the complaint.

From time to time, the Company may be involved in other litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it currently is not a party to any other legal proceedings which, individually or in the aggregate, would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

14. Segment Information and Enterprise Reporting

The Company’s chief decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single reporting segment, specifically noninvasive patient monitoring solutions and related products. The Company does not assess the performance of its geographic regions on other measures of comprehensive income or expense, such as depreciation and amortization, operating income or net income including noncontrolling interests. In addition, the Company’s assets are primarily located in the U.S. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following schedule presents an analysis of the Company’s product revenue based upon the geographic area to which the product was shipped (in thousands):

	Year ended December 29, 2012		Year ended December 31, 2011		Year ended January 1, 2011
Geographic Area by Destination
North and South America	$341,672	73%	$301,583	74%	$268,696	75%
Europe, Middle East and Africa	68,010	15	58,617	14	49,698	14
Asia and Australia	55,246	12	46,287	12	38,028	11

Total product revenue	$464,928	100%	$406,487	100%	$356,422	100%

United States	$327,574		$287,138		$256,966

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

15. Income Taxes

The components of income before provision for income taxes are as follows (in thousands):

	Year ended December 29, 2012	Year ended December 31, 2011	Year ended January 1, 2011
United States	$59,216	$62,730	$90,753
Foreign	24,605	23,801	16,816

Total	$83,821	$86,531	$107,569

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table presents the current and deferred provision (benefit) for income taxes (in thousands):

	Year ended December 29, 2012	Year ended December 31, 2011	Year ended January 1, 2011
Current:
Federal	$26,332	$23,951	$32,322
State	2,411	621	2,962
Foreign	(54)	1,123	1,111

	28,689	25,695	36,395

Deferred:
Federal	(5,546)	(2,415)	(3,102)
State	(1,458)	(544)	1,358
Foreign	198	(258)	(487)

	(6,806)	(3,217)	(2,231)

Total	$21,883	$22,478	$34,164

Included in the 2012 and 2010 current tax provisions above are net decreases of $1.7 million and $0.5 million, respectively, for tax and accrued interest related to uncertain tax positions for each year. Also, included in the 2011 current tax provision above is a net increase of $0.9 million for tax and accrued interest related to uncertain tax positions.

The temporary differences that give rise to the deferred tax provision (benefit) consist of (in thousands):

	Year ended December 29, 2012	Year ended December 31, 2011	Year ended January 1, 2011
Property and equipment	$(906)	$73	$809
Capitalized research and development costs	(52)	(89)	(60)
Tax credits	(853)	(15)	670
Deferred revenue	(46)	552	(273)
Acquired intangibles	(48)	129	57
Net operating losses	(220)	753	765
Accrued liabilities	(1,482)	(384)	(539)
Share-based compensation	(3,989)	(3,243)	(3,227)
State taxes and other	475	17	83
Change in valuation allowance	315	(1,010)	(516)

Total	$(6,806)	$(3,217)	$(2,231)

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year ended December 29, 2012	Year ended December 31, 2011	Year ended January 1, 2011
Statutory regular federal income tax rate	35.0%	35.0%	35.0%
State provision, net of federal benefit	0.7	0.1	2.6
Nondeductible items	1.0	0.6	0.2
Foreign tax rate differential	(10.1)	(8.6)	(4.9)
Tax credits	(0.5)	(1.1)	(1.6)
Other	—	—	0.5

Total	26.1%	26.0%	31.8%

The effective tax rate was 26.1% during the year ended December 29, 2012, compared 26.0% during the year ended December 31, 2011. The effective tax rate differs from the statutory U.S. federal income tax rate of 35.0% primarily due to state taxes, permanent differences between financial pre-tax income and taxable income, California research tax credits, the recognition and derecognition of tax benefits related to uncertain tax positions and the mix of income across the jurisdictions in which the Company does business. The effective tax rate in 2012 differs from 2011 primarily due to the suspension of the federal research tax credit and increase in non-deductible items, which was offset by an effective rate decrease due to the income tax benefit resulting from the conclusion of a prior year tax audit, and the derecognition of uncertain tax positions due to the expiration of the statute of limitations.

The components of the deferred tax assets are as follows (in thousands):

	December 29, 2012	December 31, 2011
Deferred tax assets:
Tax credits	$3,777	$2,884
Deferred revenue	2,999	2,953
Acquired intangibles	587	670
Net operating losses	4,688	281
Accrued liabilities	9,713	8,150
Share-based compensation	17,660	13,671
Property and equipment	590	—
Other	1,473	1,470

Total	41,487	30,079
Valuation allowance	(2,441)	(400)

Total deferred tax assets	39,046	29,679

Deferred tax liabilities:
Property and equipment	(15)	(311)
Acquired intangibles	(2,305)	—
State taxes and other	(1,452)	(1,026)

Total deferred tax liabilities	(3,772)	(1,337)

Net deferred tax assets	$35,274	$28,342

Current net deferred tax asset	12,911	11,576
Long-term net deferred tax asset	22,363	16,766

Net deferred tax assets	$35,274	$28,342

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

At December 29, 2012, the Company has $20.0 million of net operating loss carryforwards from its subsidiary in Sweden, which will carryforward indefinitely. The Company believes that it is more likely than not that $9.3 million of such losses will not be realized. A valuation allowance has been provided on such loss carryforwards. The Company also has $0.4 million of net operating losses from various states, which will begin to expire in 2014, all of which will be recorded in equity when realized. The Company has state research and development credits of $2.1 million which will carryforward indefinitely. Additionally, the Company has $0.5 million of investment tax credit on research and development expenditures from its operations in Canada which will begin to expire in 2019. The Company believes that it is more likely than not that the deferred tax assets will be realized. In making this determination, the Company considers all available positive and negative evidence, including scheduled reversals of liabilities, projected future taxable income, tax planning strategies and recent financial performances.

As a result of certain business and employment actions undertaken by the Company, income earned in a certain European country is subject to a reduced tax rate through 2013, which can be extended through 2018, upon meeting certain employment thresholds. The estimated income tax benefit of $1.2 million, resulting from the business arrangement favorably impacted diluted net income per share by $0.02 for the year ended December 29, 2012. There was no impact to diluted net income per share in prior years. During the years ended December 29, 2012, December 31, 2011 and January 1, 2011, the Company recorded a tax benefit of $0.4 million, $1.7 million and $5.6 million, respectively, from the exercise of non-qualified stock options and incentive stock options as a reduction of its income tax liability and an increase in equity. The tax benefit results from the difference between the fair value of the Company’s stock on the exercise dates and the exercise price of the option.

As of December 29, 2012, the Company has not provided for deferred income taxes on $36.8 million of cumulative undistributed earnings of certain foreign subsidiaries, because such earnings are intended to be permanently reinvested in those operations. If such earnings were distributed, the Company would accrue additional income tax expense of $11.3 million.

During the years ended December 29, 2012, December 31, 2011 and January 1, 2011, the Company included in its consolidated income tax provision, a current income tax benefit of $4,000, and provisions of $26,000 and $0.3 million, respectively, related to Cercacor. Also, for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, the Company included in its consolidated income tax provision, a deferred income tax benefit of $0.4 million, $0.3 million, and deferred income tax provision of $0.5 million, respectively, related to Cercacor. For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, the temporary differences that give rise to the deferred tax provisions and benefits are mainly research and development credits, share-based compensation expense and deferred revenue.

Cercacor’s deferred tax asset balance as of December 29, 2012 and December 31, 2011 was $1.8 million and $1.4 million, respectively, which consists of deferred revenue, fixed assets and intangibles, share-based compensation and research and experimentation credit carryforwards, which begin to expire in 2028. Management of Cercacor believes that it is more likely than not that part of deferred tax assets related to research and experimentation credit will not be realized. In making this determination, Cercacor considers all available positive and negative evidence, including scheduled reversals of liabilities, projected future taxable income, tax planning strategies and recent financial performances. For both of the years ended December 29, 2012 and December 31, 2011, a valuation allowance of $0.4 million and $0.4 million, respectively, has been provided on such credit carryforwards.

Pursuant to authoritative guidance, the Company applies an accounting standard which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year ended December 29, 2012	Year ended December 31, 2011
Unrecognized tax benefits, beginning of period	$8,366	$7,502
Increase from tax positions in prior period	47	181
Increase from tax positions in current period	563	1,318
Settlements	(1,725)	—
Lapse of statute of limitations	(566)	(635)

Unrecognized tax benefits, end of period	$6,685	$8,366

The amount of unrecognized benefits which, if ultimately recognized, could favorably affect the tax rate in a future period was $5.7 million and $7.4 million as of December 29, 2012 and December 31, 2011, respectively. Both amounts are net of any federal and/or state benefits. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next 12 months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next 12 months cannot be made at this time.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, the Company had accrued $0.8 million, $0.7 million and $0.6 million, respectively, for the payment of interest.

The Company conducts business in multiple jurisdictions, and as a result, one or more of the Company’s subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The Company has concluded on all U.S. federal income tax matters for years through 2008. All material state, local and foreign income tax matters have been concluded for years through 2005.

16. Subsequent Event

On February 12, 2013, the Company’s Board of Directors authorized the repurchase of up to 6 million shares of the company’s common stock. The repurchase program will commence on or about February 20, 2013 and is expected to continue for a period of 36 months unless it is terminated earlier by the board of directors.

MASIMO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

17. Quarterly Financial Data (unaudited)

The following tables contain selected unaudited consolidated statements of comprehensive income data for each quarter of 2012 and 2011 (in thousands, except per share data):

	Quarter ended
Fiscal 2012	March 31, 2012	June 30, 2012	September 29, 2012	December 29, 2012
Total revenue	$119,228	$122,775	$119,069	$132,161
Gross profit	79,305	81,432	78,333	87,181
Operating income	22,328	22,673	17,952	22,273
Net income attributable to Masimo Corporation stockholders	15,774	17,697	13,794	15,007
Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.27	$0.31	$0.24	$0.26
Diluted	$0.27	$0.30	$0.24	$0.26

	Quarter ended
Fiscal 2011	April 2, 2011	July 2, 2011	October 1, 2011	December 31, 2011
Total revenue	$113,042	$109,565	$104,040	$112,341
Gross profit	76,832	75,251	68,439	73,612
Operating income	25,389	22,132	18,933	20,063
Net income attributable to Masimo Corporation stockholders	18,013	17,038	14,829	13,820
Net income per share attributable to Masimo Corporation stockholders:
Basic(1)	$0.30	$0.28	$0.25	$0.23
Diluted	$0.30	$0.28	$0.24	$0.23

(1)	The sum of the quarterly basic net income per share amounts for the year ended December 31, 2011 does not equal the annual per share amount due to differences in the weighted average shares outstanding between the quarterly and annual computations.