Form 10-K/A
period 2012-12-29
MASIMO CORP
filed 2013-04-29
CIK 937556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

At April 19, 2013, the registrant had 56,402,836 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K (this “Amendment No. 1”) amends the registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012 that was originally filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2013 (the “Original Form 10-K”). This Amendment No. 1 is being filed to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Form 10-K or incorporated by reference from the registrant’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Original Form 10-K. As of the date of this Amendment No. 1, the registrant does not intend to file a definitive proxy statement containing the information required in Part III within such 120-day period. Accordingly, the registrant is filing this amendment to include such omitted information as part of the Original Form 10-K.

The reference on the cover of the Original Form 10-K to the incorporation by reference to certain portions of the registrant’s proxy statement into Part III of the Original Form 10-K is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14 of the Original Form 10-K are hereby amended and restated in their entirety, Part IV, Item 15 of the Original Form 10-K is hereby amended and restated in its entirety, and new certifications filed by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to this Amendment No. 1 under Part IV, Item 15. Except as described in this explanatory note, no other information in the Original Form 10-K is being modified or amended by this Amendment No. 1, and this Amendment No. 1 does not otherwise reflect events occurring after February 15, 2013, which is the filing date of the Original Form 10-K. Accordingly, this amendment should be read in conjunction with the Original Form 10-K and the registrant’s other filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

In this report, “Masimo,” the “Company,” “we,” “us” and “our” refer to Masimo Corporation.

MASIMO CORPORATION

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Directors

Masimo’s Board of Directors (the “Board”) presently has six members and is divided into three classes, designated Class I, Class II and Class III. Each class consists of two directors and each class has a three-year term. The term of office of our Class I directors expires in 2014. The term of office of our Class II directors expires in 2015. The term of office of our Class III directors expires in 2013. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors in office (even though the remaining directors may constitute less than a quorum). A director elected by our Board to fill a vacancy in a Class, including a vacancy created by an increase in the number of directors, shall serve for the remainder of the full term of that Class and until the director’s successor is elected and qualified or until the director’s earlier death, resignation or removal.

There are no family relationships between or among any of our officers or directors.

The following sets forth the names and ages, as of March 15, 2013, of each member of our Board, and certain other information about them.

Class I Directors

Steven J. Barker, M.D., Ph.D., age 68, has served as a member of our Board since October 2005. Dr. Barker has served as the Professor and Head of Anesthesiology, University of Arizona College of Medicine since October 1995. From August 1990 to October 1995, Dr. Barker served as Chairman of Anesthesiology at the University of California, Irvine. He also holds a joint appointment as Professor of Mechanical and Aerospace Engineering. Dr. Barker is an oral examiner for the American Board of Anesthesiology, and is the Section Editor for Technology, Computing, and Simulation in the journal of Anesthesia and Analgesia. He also holds a B.S. in Physics and an M.S. and a Ph.D. in Mechanical Engineering from the California Institute of Technology and an M.D. from the University of Miami. Our Nominating, Compliance and Corporate Governance Committee believes Dr. Barker’s academic and medical background, as well as his in-depth knowledge of the healthcare industry and hospital operations, academic administration and managed care industry, provide him with a critical perspective regarding Masimo’s products, technologies and prospects. His medical background, including his expertise in anesthesiology, are particularly relevant to Masimo when the Company evaluates its products and technologies. In addition, Dr. Barker is able to provide us with the unique perspective of a physician.

Sanford Fitch, age 72, has served as a member of our Board since November 2006. Mr. Fitch has served as a director and Audit Committee Chairman of Iridex Corp., a public company that designs, develops, manufactures and sells medical laser systems since 2004. Mr. Fitch served as a director and Audit Committee Chairman of FoxHollow Technologies, Inc., a public company that designed, developed, manufactured and sold medical devices, from June 2004 until October 2007. He also served as a director and Audit Committee Chairman of Conceptus, Inc., a public medical device company, from December 1994 until April 2004. Mr. Fitch was Chief Financial Officer and Senior Vice President of Operations of Conceptus, Inc. from December 1994 through October 1998. Mr. Fitch also served as Chief Financial Officer of several start-up technology companies from 1998 until 2002. From December 1990 to January 1994, Mr. Fitch served as Chief Financial Officer of SanDisk Corp., a manufacturer of flash memory devices. From 1983 through 1989, Mr. Fitch was the Chief Financial Officer of Komag Inc., a manufacturer of rigid thin film media for the disk drive industry. Mr. Fitch holds a B.S. in Chemistry and an M.B.A. from Stanford University. Our Nominating, Compliance and Corporate Governance Committee finds Mr. Fitch’s financial background to be extremely helpful to the Board and suited to his role as Chairperson of our Audit Committee. Mr. Fitch brings to us previous experience as a Chief Financial Officer for multiple companies over his long career, and as audit committee chairperson of a public company, which uniquely qualifies him to serve as our Audit Committee Chairperson. In addition to his leadership and management skills, Mr. Fitch has considerable financial, auditing, risk management and corporate governance experience and he is an audit committee financial expert under the rules of the Securities and Exchange Commission (the “SEC”), all of which enable him to make valuable contributions to the Board and the Audit Committee.

Class II Directors

Edward L. Cahill, age 60, has served as a member of our Board since January 1999. Mr. Cahill has served as Managing Partner of HLM Venture Partners, a venture capital firm that invests primarily in emerging companies focused on health care information technology, health care services and medical technology, since May 2000. From June 1995 to May 2000, Mr. Cahill served as a founding partner of Cahill, Warnock & Company (now Camden Partners), a Baltimore venture capital firm. Previously, Mr. Cahill was a Managing Director of Alex, Brown & Sons, an investment services brokerage, where he headed the firm’s health care group from January 1986 through March 1995. Mr. Cahill is also a director of several private health care companies and serves as a trustee of Johns Hopkins Medicine, Johns Hopkins Health System and Mercy Health Services. Mr. Cahill holds an A.B. in American Civilization from Williams College and a Master of Public and Private Management degree from Yale University. Our Nominating, Compliance and Corporate Governance Committee believes Mr. Cahill’s diverse and extensive board of directors and management experience, which has included public and private companies in the life sciences industry, provides him with key skills in working with directors, understanding board process and functions and working with financial statements. He brings to our Board the perspective of an experienced long-term investor in numerous biotechnology companies, as well as a strong financial management background, all of which qualify him for our Audit Committee. In addition, Mr. Cahill has extensive experience with mergers and acquisitions.

Robert Coleman, Ph.D., age 67, has served as a member of our Board since February 1997. Since October 1997, Dr. Coleman has served as Chairman of WaveSense, a developer of analytical nanotechnologies for use in cellular and molecular assay markets. In December 2010, Dr. Coleman became a board member at Therix Medical Development, Ltd., an early stage technology development and investment company focused on medical devices and diagnostics. In February 2011 Dr. Coleman became Chairman and CEO of Bluegrass Vascular Technologies, a company focused on solving difficult central venous access problems. He also served as a board member of SensAble Technologies, a developer of 3D touch-enabled (force feedback) solutions and technology, from April 1996 to November 2011 and as a board member of IntelliDX Inc., a developer of automated bedside blood analyzers, from August 2008 to January 2010. Dr. Coleman was a member of the board of directors of VivoMedical Inc., an early-stage medical device company that develops non-invasive glucose monitors, from October 2006 to February 2009. Dr. Coleman was President and CEO of MediSense, Inc., a manufacturer of blood glucose self-testing devices, from 1991 to May 1996, and President of MediSense, Inc., an Abbott Laboratories Company, from June 1996 to December 1996. He co-founded Nova Biomedical Corporation, a manufacturer of clinical laboratory equipment, and served as its President and CEO from April 1976 to August 1991. Dr. Coleman holds a B.S. in Chemistry from Morehead State University and a Ph.D. in Analytical Chemistry from the University of Tennessee. Our Nominating, Compliance and Corporate Governance Committee believes Dr. Coleman’s diverse and far-ranging executive and operational experience as a chief executive officer of multiple companies, including MediSense and Nova Biomedical, has provided him with a deep understanding of overseeing compensation practices and finance matters, and qualifies him to serve as a member of our Audit Committee and Nominating, Compliance and Corporate Governance Committee and as the Chairperson of our Compensation Committee. In addition, Dr. Coleman’s analytical skills and broad experience with life sciences companies allows him to assist our Board in evaluating and refining our business strategies and commercial objectives.

Class III Directors

Joe Kiani, age 48, is the founder of Masimo and has served as Chief Executive Officer and Chairman of the Board since our inception in 1989. He is an inventor on more than 50 patents related to signal processing, sensors and patient monitoring, including patents for the invention of measure-through motion and low-perfusion pulse oximetry. Mr. Kiani holds a B.S.E.E. and an M.S.E.E. from San Diego State University. As the founder of Masimo, and as the Company’s Chairman and CEO since its formation in 1989, Mr. Kiani has the deepest understanding of Masimo, our history, our culture and our technology. He has broad experience in a wide range of functional areas, including strategic planning, strategic investments, engineering and development, and legal and governmental affairs. Mr. Kiani is critical to the Company’s continued development and growth. He also brings to the Board his experience in serving as the Chairman of a non-profit organization.

Jack Lasersohn, age 60, has served as a member of our Board since January 1995. Mr. Lasersohn has been a general partner, or a principal of the general partner, of The Vertical Group, L.P., a private venture capital firm that is focused on the fields of medical technology and biotechnology. He has over 27 years of experience in health care venture capital investments. Prior to joining The Vertical Group’s predecessor, F. Eberstadt, in 1981, Mr. Lasersohn was a corporate attorney with Cravath, Swaine & Moore LLP. From June 2007 to September 2009, he served as a director of ALUS Liquidation Corp., formerly known as Alsius Corporation, a medical device company that was publicly-traded until May 2009. In addition, Mr. Lasersohn served as a director of Metabolix Inc., a publicly-traded biotechnology company, from December 1999 to May 2008. He also serves on the boards of a number of private medical device and biotechnology companies. Mr. Lasersohn is the past Chairman of the Medical Industry Group of the National Venture Capital Association (“NVCA”) and previously served on the Executive Committee of the Board of Directors of the NVCA. Mr. Lasersohn has also served, by appointment, on various committees advising the FDA and Medicare. He holds a B.S. in Physics from Tufts University, an M.A. from The Fletcher School of Law and Diplomacy, and a J.D. from Yale Law School. The totality of his professional experience, which has provided him with extensive expertise in medical device, biotechnology and other life sciences companies, has provided Mr. Lasersohn with the background and experience of board processes, function, compensation practices and oversight of management which is valuable to the Board and the Compensation Committee, and in his role as Chairperson of the Nominating, Compliance and Corporate Governance Committee. Mr. Lasersohn also brings to the Board his experience in serving on the boards of directors and key committees of other public companies throughout his career, including a number of life sciences companies, which is important during Board discussions regarding our strategy and business operations.

The following table provides membership information for fiscal year 2012 for the Audit Committee, Compensation Committee and Nominating, Compliance and Corporate Governance Committee.

Name	Audit		Compensation		Nominating, Compliance and Corporate Governance(2)		Nominating and Corporate Governance(2)		Compliance Committee (2)
Employee Director:
Joe Kiani	—		—		—		—		—
Non-Employee Directors:
Steven J. Barker, M.D., Ph.D.	—		X		X		X		X
Edward L. Cahill	X		—		—		X		—
Robert Coleman, Ph.D.	X		X	(1)	X		—		X
Sanford Fitch	X	(1)	—		—		—		—
Jack Lasersohn	—		X		X	(1)	X	(1)	X	(1)

(1)	Committee Chairperson.
(2)	Effective October 25, 2012, the Nominating and Corporate Governance Committee and the Compliance Committee were consolidated to form the Nominating, Compliance and Corporate Governance Committee.

Information Regarding Executive Officers

Information regarding our executive officers is set forth in Item 1—“Business” of this Form 10-K under the caption “Executive Officers of the Registrant.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes of ownership of common stock and our other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 29, 2012, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Code of Business Conduct and Ethics

We have adopted the Masimo Corporation Code of Business Conduct and Ethics that applies to all of our employees, executive officers and directors. The Code of Business Conduct and Ethics is available to stockholders on our Internet website at http://ir.masimo.com under “Corporate Governance.” If we make any substantive amendments to our Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our Internet website at http://ir.masimo.com under “Corporate Governance” and/or in our public filings with the SEC.

Security Holder Nominations

We have not made any material changes to the procedures by which our stockholders may recommend nominees to our Board since we last disclosed the procedures by which stockholders may nominate director candidates under the caption “Security Holder Nominations” in our proxy statement for the 2012 annual meeting of Masimo stockholders filed with the SEC on April 27, 2012.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is comprised of Mr. Cahill, Dr. Coleman and Mr. Fitch. Mr. Fitch serves as the Chairperson of the Audit Committee. The functions of this Committee include, among others:

•	evaluating our independent registered public accountant’s qualifications, independence and performance as our independent auditors;

•	determining the engagement of our independent auditors;

•	approving the retention of our independent auditors to perform any proposed audit and permissible non-audit services;

•	monitoring the rotation of partners of our independent auditors on our engagement terms as required by law;

•	reviewing our financial statements;

•	reviewing our critical accounting policies and estimates;

•	discussing with our management and our independent auditors the results of the annual audit and the review of our quarterly financial statements; and

•	reviewing and evaluating, at least annually, the performance of the Audit Committee and its members, including compliance of the Audit Committee with its charter.

Typically, the Audit Committee meets at least quarterly and with greater frequency if necessary. Our Board has adopted a written charter of the Audit Committee that is available to stockholders on our Internet website at http://ir.masimo.com under “Corporate Governance.”

Under the applicable rules and regulations of the Nasdaq Global Select Market (“Nasdaq”), each member of a company’s audit committee must be considered independent in accordance with Nasdaq Listing Rule 5605(c)(2)(A)(i) and (ii) and Rule 10A-3(b)(1) under the Exchange Act. Our Board reviews the Nasdaq Listing Rule standards and Exchange Act definitions of independence for Audit Committee members on an annual basis and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Nasdaq Listing Rule 5605(c)(2)(A)(i) and (ii)). Our Board has determined that all members of our Audit Committee also meet the requirements for financial literacy under the Nasdaq Listing Rules.

Our Board has determined that Mr. Fitch, the Chairperson of our Audit Committee, is an audit committee financial expert, as defined under applicable SEC rules, and that Mr. Fitch meets the background and financial sophistication requirements under Nasdaq Listing Rule 5605(c)(2)(A). In making this determination, the Board made a qualitative assessment of Mr. Fitch’s level of knowledge and experience based on a number of factors, including his formal education and experience. Both our independent registered public accounting firm and internal financial personnel regularly meet privately with our Audit Committee and have unrestricted access to this committee.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

Compensation Discussion and Analysis

The following compensation discussion and analysis contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of Masimo’s compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. Masimo specifically cautions investors not to apply these statements to other contexts.

As required by SEC rules, this Compensation Discussion and Analysis discusses compensation decisions with respect to the Company’s CEO, Chief Financial Officer, and the three most highly paid executive officers for 2012 other than the CEO and the Chief Financial Officer. These executive officers will be referred to herein as the “named executive officers” or “NEOs.” For 2012, the NEOs were the following:

Joe Kiani	CEO & Chairman of the Board of Directors
Mark P. de Raad	Executive Vice President, Chief Financial Officer & Corporate Secretary
Jon Coleman	President, Worldwide Sales, Marketing and Clinical Research
Rick Fishel	President, Worldwide OEM Business & Corporate Development
Yongsam Lee	Chief Information Officer and Executive Vice President, Operations & Regulatory Affairs

EXECUTIVE SUMMARY

Company Performance. 2012 was a year of many significant achievements for Masimo. Product revenue rose 14% from $406.5 million to $464.9 million. Overall revenue, which includes royalties, rose 12% from $439.0 million to $493.2 million. While net income slightly declined from $63.7 million to $62.3 million, earnings per diluted share increased from $1.05 to $1.07 (reflecting the impact of the 1,150,000 share buyback in 2012), but were negatively impacted by net currency losses due to the strengthening of the U.S. dollar against the Japanese yen, the suspension of the federal research tax credit, and losses attributable to the 2012 acquisitions of Phasein and the assets of Spire Semiconductor. Fourth quarter performance for 2012 was particularly strong compared to the fourth quarter of 2011, with product revenue rising 20%, Masimo rainbow revenue rising 13%, EPS rising 13%, and the shipment of 42,700 Masimo SET® and Masimo rainbow® SET units.

Total stockholder return, measured as the increase in our stock price adjusted for a dividend paid, for fiscal 2012 was 15.5%, which reflected the Company’s consistent strong operating performance. In addition, the Company’s Return on Equity, as measured by net income divided by average stockholders’ equity, continues to be very strong, including 22.6% in 2012, and from 2008 to 2012, through dividends and stock repurchase plans, we have returned approximately 83% of cash generated from operations to stockholders.

2012 Compensation and Pay for Performance. NEO compensation for 2012 was substantially below 2011 compensation levels, in large part due to the lack of equity award grants in 2012. This strategy reflected the Compensation Committee’s determination in the fall of 2011 that retention and motivation considerations were advanced by a second grant of stock options to executives in October 2011 coupled with no further grant of any equity awards in 2012. In addition, although the overall achievement of our financial objectives of adjusted revenues and EPS and operational objectives under the annual bonus plan would have justified a payout at 90% of target, the Compensation Committee of the Board of Directors (the “Compensation Committee” or the “Committee”) determined, as a result of many factors, including the Company’s overall EPS performance and the recommendation of our CEO, that a 73% payout percentage was appropriate. Base salaries for NEOs were increased from 2% to 3%, which was consistent generally with salary increases for other Masimo salaried employees and general salary trends.

These conservative actions in 2012 are consistent with the Compensation Committee’s view that executive pay opportunities, and in particular the CEO’s pay, should be tightly linked with Company financial performance. This perspective is illustrated by the following chart, which shows the percentages of the CEO’s total target direct compensation (base, bonus, and long-term incentives) that are at risk and performance based. We believe that stock options, which only provide compensation with stock price growth, provide great incentive for our executives to create long term value and increase stock price performance, thereby aligning their interests with those of our stockholders. As shown in the following table, over 83% of the CEO’s aggregate target total direct compensation from 2010 through 2012 was at risk and based on our financial and stock price performance.

The foregoing chart gives effect to the increase in the bonus opportunity as a percentage of pay that was approved for 2012 for our CEO, from a target bonus opportunity of 50% to 100% of base salary. In making this determination, the Compensation Committee reviewed market data from its compensation consultant, Frederic W. Cook (“FW Cook”), that a target bonus opportunity at 100% of base salary was at the median among its peers and considered that the resulting increase in size of our CEO’s pay package in 2012 would be at risk and tied to our performance.

The linkage of pay and performance can also be seen by contrasting the CEO’s reported compensation for 2010-2012 with his realizable compensation. Since there is realizable value from stock options only when and to the extent our stock price appreciates, and given our emphasis on stock options as our equity based incentive, the realizable compensation for our CEO for the period from 2010 through 2012 has been significantly lower than the total compensation reported in the 2012 Summary Compensation Table for this period. The Summary Compensation Table reports the value of options based on a Black-Scholes calculation determined as of the grant date. We believe, however, that the intrinsic value of the options, calculated as the positive difference, if any, between fair market value of our common stock as of the end of the period and the option exercise price for options granted during the period, is a better measure of the compensation that is realizable as well as the tie between our stock price performance and the compensation delivered.

Annual CEO Compensation (2010-2012)
Fiscal Year	Compensation As Reported in 2012 Proxy	Realizable Annual Value(1)(2)	Realizable Value as a Percentage of Proxy-Reported Value
2012	$1,298,641	$1,298,641	100%
2011	$7,226,647	$1,376,467	19%
2010	$4,926,894	$1,298,692	26%

3-Year Avg.	$4,484,061	$1,324,600	30%

(1)

Includes one-third of the actual 2008-10 multi-year bonus attributable to 2010 (i.e., $172,216), whereas the compensation reported for 2010 in the Summary Compensation Table included the full three-year bonus of $516,648.

(2)

Option value based on intrinsic value, determined by the difference between Masimo’s 12/28/12 closing stock price of $20.58 and the exercise price of the options granted during the period. Our 2012 fiscal year ended on December 29, 2012. The stock options granted from 2010 through 2011 had exercise prices ranging from $20.19 to $30.06. No stock options were granted in 2012.

Addressing Stockholder Concerns. Our 2012 advisory say-on-pay proposal did not pass; approximately 62.3% of the votes cast at the 2012 Annual Meeting were against our say-on-pay proposal. Our Compensation Committee and Board of Directors are very concerned of the low vote total in favor of the 2012 say-on-pay proposal.

Prior to the 2012 annual meeting, numerous discussions were held with the Company’s stockholders in order to understand stockholder views with respect to the Company’s executive compensation programs. Representatives of both management and the Board of Directors were involved in these discussions, which collectively involved over 20 stockholders representing more than 50% of the outstanding shares. One factor that emerged from those discussions was a concern over the second stock option grant that occurred in 2011. Notwithstanding the retention and other considerations behind the Committee’s decision to award executives a second option grant in 2011 beyond the floor amounts of grants that had previously been made in accordance with the Equity Award Compensation Policy, and despite no stock option grants having been made in 2012, it is clear that this decision was viewed unfavorably by a number of investors and proxy advisor firms. No stock options were granted in 2012.

Since the 2012 stockholder say-on-pay vote, the following steps have been taken in response to concerns raised by our major stockholders:

•

In September 2012, the Compensation Committee retained the services of FW Cook, a nationally recognized independent compensation consulting firm, to advise it on, among other things: (i) say-on-pay voting considerations; (ii) CEO compensation analysis; (iii) pay for performance analysis; and (iv) long-term incentive alternatives. The Compensation Committee continues to work with FW Cook on the Committee’s evaluation of these and other compensation related topics.

•	Effective as of January 1, 2012, gross-up payments on travel reimbursement have been waived by Mr. Kiani.

•	Based upon the recommendation of Mr. Kiani, his base salary for 2013 was temporarily reduced by 5%.

Over the last several years, the Committee has taken additional actions with respect to executive compensation that it believes are responsive to stockholder concerns and in line with best practices in executive compensation, including:

•

Effective January 1, 2012, we adopted a stock ownership policy, which requires that our CEO hold shares of Masimo stock with a value equal to at least six times his base salary and each of our other executive officers hold shares of Masimo stock with a value equal to at least one time his base salary;

•

We adopted a policy governing gross-up provisions in agreements and arrangements with our executive officers, pursuant to which our Committee will not approve arrangements with any of our executive officers that includes a tax “gross-up” provision requiring that payments in connection with a change of control be made in the full amount, free of any deductions or withholdings, excluding Mr. Kiani’s employment agreement and any amendment thereof;

•	Commencing in 2012, executive perquisites are a very small proportion of executive compensation, amounting to 0.2% of 2012 total executive compensation as reported in the Summary Compensation Table;

•	We adopted a clawback policy that provides, in the case of a financial restatement, for the recovery of executive compensation that was due to the erroneous prior financial statement; and

•	We prohibit directors and employees from engaging in hedging and similar transactions with respect to Company stock.

Overview—Compensation Objectives

The Committee believes that Masimo operates within a very complex business environment and model which requires a very competent management team. Masimo’s business model requires management to be adept at developing competitive products and sales/marketing strategies to support multiple customers, including hospitals, alternate care facilities and Original Equipment Manufacturers (OEMs). Many of Masimo’s competitors have substantially greater capital resources, larger customer bases, and larger sales forces than Masimo, and have ties with group purchasing organizations (“GPOs”) and other purchasers that are stronger than ours. As a result, the Committee recognizes the importance of attracting and retaining a strong management team with sufficient knowledge, expertise and vision to be able to compete against these larger competitors. In addition, the medical device industry is characterized by rapid product development and technological advances, which require our management team to be very adept at managing both key areas of the business. The Committee also recognizes that the Company’s long term success depends upon the development and successful commercialization of new products, new or improved technologies and additional applications for our existing technologies. In that regard, the Committee recognizes that it is critical to attract, develop and retain a senior management team capable of managing and, in fact, excelling within this very competitive marketplace.

The Committee is cognizant of the fact that this management team, under the leadership of Joe Kiani, has managed the Company through some very difficult economic periods over the past 3-4 years. Yet, despite that environment, the management team has successfully continued to deliver top line product revenue growth about three times the industry average, introduced new, revolutionary products (both rainbow and non-rainbow), implemented new technologies designed to protect the Company’s intellectual property, continued to expand the patent portfolio and acquired and integrated new, complementary technologies such as SEDLine, Spire Semiconductor and Phasein. Despite the difficult business environment and costs associated with both protecting the Company’s technologies and new acquisitions, Masimo has been able to maintain relatively strong product gross profit margins and overall operating performance.

The Committee recognizes that one of its key objectives for executive compensation is to attract, retain and motivate the best executive talent. The focus is to tie short- and long-term cash and equity incentives to the achievement of corporate objectives and to align executives’ incentives with stockholder value creation. To achieve these objectives, the Committee has adopted a compensation approach that ties a substantial portion of executives’ overall compensation to our short- and long-term financial and stock price performance. As part of this process, we must match market cash compensation levels and satisfy the day-to-day financial requirements of our executives through competitive base salaries and cash bonuses. Accordingly, our compensation philosophy has been to maintain a competitive pay posture for total compensation, as well as components of total compensation.

Our compensation program is intended to help us achieve the following goals:

•	align our executive officers’ compensation with our business objectives and the interests of our stockholders;

•	foster a goal-oriented, highly-motivated management team whose participants have a clear understanding of business objectives and shared corporate values; and

•	enable us to attract, retain and motivate a world-class leadership team and individual contributors.

Role of Our Committee

Our Committee approves, administers and interprets our executive compensation and benefit policies. Our Committee consists of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code, as amended (the “Code”), and “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. Our Committee is comprised of Drs. Barker and Coleman and Mr. Lasersohn. Dr. Coleman is our Committee chairperson.

In carrying out its functions the Committee evaluates our compensation practices with a focus on the degree to which these practices reflect our executive compensation philosophy, develops recommendations and makes decisions that further our philosophy or align with developments in best compensation practices, and reviews the performance of our executive officers and makes decisions with respect to their compensation.

The Committee considers recommendations from Joe Kiani, our CEO, in determining executive compensation. While Mr. Kiani discusses his recommendations with the Committee, Mr. Kiani recuses himself from meetings when the Committee makes determinations regarding his compensation. None of our other executive officers participates in the Committee’s discussions regarding executive compensation. The Committee does not delegate any of its functions to others in deciding executive compensation.

To assist management and the Committee in assessing and determining competitive compensation packages, the Committee has in the past engaged Compensation Strategies, Inc., an independent compensation consultant, to provide compensation consulting services. Compensation Strategies, Inc. was independent from Masimo and received compensation from Masimo only for services provided to the Committee. The last compensation consulting services from Compensation Strategies, Inc. to the Committee were provided in June 2011. In September 2012 the Committee retained FW Cook to provide compensation consulting services. FW Cook is independent from Masimo and has received compensation from Masimo only for services provided to the Committee.

In making its executive compensation decisions in 2012, the Committee reviewed consolidated compensation information from a peer group of companies and more general compensation survey data. Although our Committee references the data provided by third party sources to gain a general understanding of market compensation levels, we do not engage in benchmarking against other companies’ compensation programs or practices to establish our compensation levels or make specific compensation decisions with respect to our executive officers or other employees. See “The Benchmarking Process” at page 15 for a description of the process.

1.	Components of our Compensation Program

Our compensation program is currently comprised of five components:

•	base salary;

•	annual bonuses;

•	equity-based incentives, in the form of stock options;

•	other benefits; and

•	severance and termination protection.

We chose to build our executive compensation approach around these elements because we believe that together they have been and will continue to be effective in achieving our overall objectives. We utilize short-term compensation, including base salary and annual cash bonuses, to motivate and reward our key executives. The use and weight of each compensation element is based on a subjective determination by the Committee of the importance of each element in meeting our overall objectives. We believe that, in addition to base salaries and bonuses, long-term incentives in the form of equity awards are a very important compensation-related motivator in attracting and retaining qualified employees.

Base Salary.

Base salary is used to provide each named executive officer a set amount of money during the year with the expectation that he will perform his responsibilities to the best of his ability and in the best interests of Masimo. Base salaries will typically be used to recognize the experience, skills, knowledge and responsibilities required of each executive officer, as well as competitive market conditions.

The 2012 base salary adjustments for our NEOs became effective on July 2, 2012. The previous salary adjustments for the NEOs had occurred in July 2011 and followed a competitive assessment of our current compensation levels conducted by Compensation Strategies, Inc. See “The Benchmarking Process” at page 15. Following its analysis of our executive compensation, our Committee in 2011 determined that a 3% baseline salary increase was appropriate for all executive officers, which was the same percentage increase applied to all other Masimo employees in 2011. For 2012, the Committee reviewed the performance of Masimo’s NEOs as part of the process of setting base salaries and, as in previous years, concluded that they were all performing at high levels in what continues to be a challenging economic environment. Based on its analysis, the Committee concluded that, taking these factors into account, the appropriate strategy was to award a 2% to 3% baseline salary increase to all executive officers, which was commensurate with the increase applied to other Masimo employees in 2012 who received salary increases.

In early 2013, the CEO recommended to the Committee that his salary be temporarily reduced 5% in light of the new medical device tax and the Company’s cost containment programs that are being implemented to reduce the impact of the new medical device tax. Accordingly, the Committee accepted his recommendation and his salary was temporarily reduced to $712,545, effective January 1, 2013.

The base salaries as of December 29, 2012 for our NEOs were as follows:

Name	Salary
Joe Kiani (effective January 1, 2013, the salary was temporarily decreased by 5% to $712,545)	$750,047
Mark P. de Raad	334,441
Jon Coleman	332,409
Rick Fishel	335,669
Yongsam Lee	329,244

Annual Cash Bonuses.

Our Committee approves the annual cash bonuses for all executive officers. These bonuses, if earned, are paid after the end of the calendar year. We paid bonuses to our executive officers on March 15, 2013, pursuant to our Executive Annual Plan for our fiscal year 2012. We have not paid any significant signing or promotion bonuses to our executive officers.

Bonuses paid to our NEOs for 2012 were governed by our Executive Annual Plan. The Executive Annual Plan also covers bonuses payable to our other executive officers and certain other exempt employees. To be eligible for a bonus under the plan for any plan year, the participant must be employed with us for at least six months and one day during the plan year.

Pursuant to the terms of the Executive Annual Plan, the 2012 bonus award for each NEO was calculated based upon the product of:

•	the NEO’s base salary as of the end of 2012, multiplied by

•	the Target Bonus Percentage factor applicable to the NEO, multiplied by

•

the Company Factor assigned by the Committee, which is based upon the Committee’s assessment of Masimo’s level of achievement of the 2012 financial targets and other operational goals set by the Committee, multiplied by

•	the NEO’s Individual Factor.

Target Bonus Percentage. In 2011 the Target Bonus Percentage for the CEO was 50% of base salary and for the other NEOs was 40% of base salary. For 2012, it was determined by the Committee that the CEO’s Target Bonus Percentage should be 100% and that other Target Bonus Percentages should remain unchanged at 40%. In reaching this conclusion, the Committee took into account several factors, including that the CEO continues to play a critical role in Masimo’s overall success and his efforts are central to the future success of the Company. In addition, competitive data that was obtained from the compensation consultant, FW Cook, indicates that the median target bonus percentage for CEOs among peer companies is 100% of base salary. Finally, the Committee also sought to increase the amount of CEO compensation that is at risk and tied to our performance.

Company Factor. Under the Executive Annual Plan, the Compensation Committee reviews our performance under two key financial metrics and certain operational metrics established at the commencement of the year. The metrics are not given any particular weighting and the targeted goals do not equate to any particular payout. Instead, if the Committee determines that (i) we did not achieve 100% of the financial targets and operational objectives, it can set the Company Factor at any factor it deems appropriate, including 0%; (ii) we achieved 100% of the financial targets and operational objectives, the Company Factor is 100%; and (iii) we achieved more than 100% of the financial targets and the operational objectives, it can set the Company Factor at or above 100%, in its discretion. The Committee may also allow the CEO to determine, based on his own subjective analysis, whether the Company Factor, as approved by the Committee, should be lowered.

For 2012, as in prior years, the Committee determined that the financial targets for the Company Factor should focus on two critical financial metrics that drive our growth and long term stockholder value: product revenues and earnings per share. The targets under these financial metrics were (a) total product revenues of at least $467 million, and (b) GAAP earnings per share of at least $1.16. Each of these goals reflects adjustments made during the year to include the product revenues and costs associated with the Spire and Phasein acquisitions, so that these acquisitions did not affect the analysis. In 2012, with total revenues of $464.9 million, we achieved 99.6% of the adjusted revenue goal, and with earnings per share of $1.07, we achieved 92.2% of the adjusted earnings per share goal.

In addition to these two financial metrics, the Company Factor is determined based on the Committee’s assessment of the following operational objectives:

(i)	make our customers 100% successful and 100% advocates;

(ii)	measure and improve our quality;

(iii)	increase shipments of OEM boards and monitors and single patient adhesive and disposable sensors and monitors;

(iv)	increase our revenues from our SpHb® and rainbow Acoustic Monitoring™ products;

(vi)	increase the hospital beds using continuous monitoring; and

(v)	improve succession planning at all levels of the organization.

In setting these objectives, our Committee believed that they were achievable, but not easily attainable, provided that there was a maximum and sustained effort from each level of our organization. At year end, Mr. Kiani provided to the Compensation Committee his assessment that the Company performed at 90% of the goals for these objectives. However, based on its assessment of 2012 achievement of the financial and operational metrics under the Executive Annual Plan, the Compensation Committee determined that while a Company Factor of 90% could be justified, the Committee, at Mr. Kiani’s recommendation, approved a lower Company Factor of 73%. This approval was based largely on our earnings per share performance.

Individual Factor. Each Individual Factor can range from 0% to 100%. For all of our NEOs other than our CEO, the Individual Factor was determined by the Committee based solely upon recommendations from our CEO based upon his assessment of each other named executive officer’s performance of the job-related duties and responsibilities assigned to such named executive officer during 2012. The Committee determined the Individual Factor for the CEO by assessing his overall performance for the year, provided that, pursuant to the terms of the Executive Annual Plan, if the Company Factor had been at least 100%, the CEO’s Individual Factor automatically would have been 100%. In addition, in 2012, the Compensation Committee approved an amendment to the CEO’s employment agreement to include the provision contained in the Executive Annual Plan since 2007, which provides that if we meet our financial targets under our annual bonus program, Mr. Kiani is entitled to a bonus equal to 50% of his base salary (or such higher percentage approved by the Compensation Committee).

The Committee determined that the CEO’s Individual Factor for 2012 should be 100%. The Committee believes that the CEO has continued to demonstrate outstanding management performance in successfully guiding Masimo through a difficult environment. The 2012 accomplishments that were considered in determining our CEO’s Individual Factor include:

•	Total product revenues grew by 14.4%, approximately three times the overall industry average.

•	Revenues from noninvasive hemoglobin, or SpHb®, increased by 48.3%.

•	Revenues from our rainbow Acoustic Monitoring™ products increased by 330%.

•	Excluding impact of acquisitions and X-cal™ costs, Masimo saw significant improvement in its gross profit margins in 2012 over 2011.

•	For the third year in a row, Masimo shipped nearly 150,000 Masimo SET® and Masimo rainbow® SET pulse co-oximetry boards and monitors, despite an overall difficult hospital economic environment.

•

The Spire Semiconductor acquisition significantly increased Masimo’s technological capabilities by providing high performance front-end Light Emitting Diode and photo detection foundry technology capabilities at an attractive acquisition price.

•	Through the Phasein acquisition, we acquired not only what we believe to be “best in class” side stream and main stream capnography technology, but other gas monitoring technologies.

•

Our X-cal™ technology was seamlessly deployed throughout the world as planned, protecting Masimo’s brand and intellectual property, preserving system quality, performance and reliability by reducing imitation sensor and cable use and monitoring component life as well as, reducing the risks associated with “knockoff” manufacturers and third party reprocessors of pulse oximetry sensors.

•	Key new products were introduced, including:

•

New 2012 Radical-7® with touch screen and wireless capability, which is on an upgradeable rainbow® SET platform, is clinician-centric and can continuously monitor a patient from the ambulatory environment, to the emergency room, to the operating room, to the general floor, to patient discharge;

•

Rainbow Universal ReSposable SuperSensor™, which allows measurement of all rainbow measurements with one sensor, and the SET Universal ReSposable™ sensor, which allows Masimo SET® pulse oximetry measurements, each of which produces 90% less waste and results in 41% less carbon emissions than disposable sensors (while recycled sensors only decrease waste by 34% and increase carbon emissions by 43% compared to disposable sensors); and

•

SpfO2, which, for the first time allows the measurement of fractional arterial oxygen saturation noninvasively and hence provides a more precise arterial oxygenation assessment in patients with elevated dyshemoglobins, common throughout the hospital and pre-hospital setting, compared to functional oxygen saturation, the only other measurement available for the past 30 years.

•

Masimo paid a special $57.3 million dividend in December which, when combined with the $26.3 million in 2012 stock repurchases, represented a return of 110% of 2012 cash from operations. This continued Masimo’s track record of high levels of return to stockholders including, over the last five years, the return of approximately 83% of the cash generated from operations via dividends and stock repurchases.

In addition, each NEO (other than the CEO) had functionally specific goals and objectives that were set by the CEO and NEO’s at the beginning of the year, which objectives were designed to contribute to the achievement of our corporate objectives. Based on the CEO’s review of the level of achievement by the other NEOs of their individual, non-financial factors and overall management contribution, the CEO recommended and the Committee agreed that the Individual Factor for the other NEOs should be 95% for Messrs. de Raad and Lee, 90% for Mr. Fishel, and 85% for Mr. Coleman. These determinations were based in part on the following summary of each NEO’s performance during 2012.

Mr. de Raad’s individual achievements centered on the delivery of accurate and timely financial reporting, including new internal management reporting tools, implementing a new annual and multi-year planning process, managing various mergers and acquisitions reporting integration activities, expanding the travel function and control and expanding investor relations activities during 2012, including the Company’s first Analyst Day in September 2012.

Mr. Coleman’s individual responsibilities spanned various functional groups including Worldwide Direct Sales, Marketing and Clinical Research. Mr. Coleman’s key sales achievements included delivering record product revenues, strong unit growth and a realignment of the U.S. Sales organization. In the Marketing group, Mr. Coleman delivered on a new product introduction process and a greatly expanded marketing and sales support delivery organization, both in the U.S. and outside the U.S. Within Mr. Coleman’s Clinical Research organization, Mr. Coleman led the successful effort to significantly increase the type and volume of key research studies, including having developed key relationships with a number of strategically important teaching hospitals which had been on Masimo’s target list for a number of years.

Mr. Fishel’s individual achievements also covered a variety of areas during fiscal 2012 including the Company’s strategically important OEM business with a key focus on continuing to expand the number of OEM’s shipping rainbow technologies. During the year, Mr. Fishel was also responsible for the Company’s Business Development organization and was instrumental in the identification and negotiation of the Phasein acquisition. Finally, in the second half of 2012, Mr. Fishel was asked to and has begun to build the Company’s new blood management sales organization.

Mr. Lee’s key individual achievements within the Company’s Regulatory Affairs organization included successfully managing the Company through numerous important regulatory issues and clearances throughout the year. In addition, within Mr. Lee’s responsibility as the Company’s Chief Information Officer, he was able to successfully lead the expansion of the Company’s internal management reporting functionality as well as the successful integration of the 2012 acquisitions.

Each of these NEO’s individual goals and objectives were different and distinct in their nature. As a result, the overall achievement percentage levels were very dependent on these different goals and objectives, and therefore, different overall achievement levels resulted.

Maximum Bonus Percentage. While the Executive Annual Plan allows plan participants to earn in excess of their target bonus percentages for above target performance, no such payments were made in 2012.

The combination of a 73% Company Factor and the applicable Individual Factor discussed above resulted in the NEOs receiving the following bonus amounts for 2012:

Name	Bonus
Joe Kiani	$547,835
Mark P. de Raad	92,825
Jon Coleman	82,549
Rick Fishel	88,262
Yongsam Lee	91,382

2013 Bonus Plan. The corporate level goals under the Executive Annual Plan for 2013 were initially established by the CEO and then reviewed and approved by our Committee during the first quarter of the year. The 2013 corporate level goals cover the same performance categories used for the 2012 corporate goals. Our Committee believes that the 2013 goals align well with our strategy of attaining sustainable growth. The specific targets under the plan are not disclosed because we believe disclosure of this information would cause us competitive harm. These targets are based on our confidential operating plan for the 2013 fiscal year and are intended to be realistic and reasonable, but challenging, in order to drive sustainable growth and performance of the Company in 2013.

Equity-Based Incentives

Masimo uses an equity incentive approach to retain executives, reward longer-term performance and align the interests of our executive officers with those of our stockholders. Long-term performance is achieved through an ownership culture that rewards performance by our executive officers through the use of equity incentives. In addition, equity incentives have provided the principal method for our executive officers to acquire equity interests in Masimo.

Since Masimo’s initial public offering in August 2007, the exclusive form of equity incentive has been stock options. We believe that stock options are an effective tool for meeting our compensation goal of increasing long-term stockholder value by tying the value of the stock options to our future performance. Stock options provide a direct alignment between executive interests and stockholder interests—stock options only have value if the Company’s stock price goes up. Masimo believes this direct alignment, plus the fact that stock options are well understood by executives, have made them an effective motivational tool and focused executives on results that directly improve the long-term performance of the Company. The stock options issued by Masimo typically vest over a five-year period with 20% vesting on each anniversary of the grant date. Their exercise price is set as the closing price of our common stock on the grant date, as reported by Nasdaq.

The number of options awarded each executive officer takes into account his sustained performance over time, ability to impact our results that drive stockholder value, level of responsibility within Masimo, potential to fill roles of increasing responsibility, and competitive equity award levels for similar positions in comparable companies. In general, equity forms a key part of the overall compensation for each executive officer and is evaluated each year as part of the annual performance review process and incentive payout calculation.

In 2012, no equity awards were made to any of our NEOs because in 2011 stock option grants were made to the executive officers, including the NEOs, on two different dates—February 22nd and October 27th. The CEO was granted 300,000 stock options on each date and the other NEOs were granted 30,000 options on each date with the exception of Mr. Coleman (who received a grant of 25,000 options on the first date). While the February 22, 2011 grant occurred at about the same date as annual grants occurred in prior years, the October 27, 2011 grant did not correspond to the normal grant cycle. The Committee further concluded that it was appropriate, in light of the October 27, 2011 grant, that no grants be made to any of our NEOs in 2012.

The Committee believes that the 2011 grants were important in accomplishing two objectives. The size of the grants provided a greater emphasis on equity compensation of our executives in order to better align the long-term incentives of our executives with our stockholders. This greater emphasis is also consistent with Masimo’s then recently adopted stock ownership policy, which requires the CEO to hold shares of Masimo stock with a value equal to at least six times his base salary and the other executive officers to hold shares of Masimo stock with a value equal to at least one time base salary by the dates specified in the policy.

An additional key benefit of the second grant in October 2011 was as a retention incentive. Several factors existed in October 2011 that made it critical to take steps to retain key executive talent. First, due to a decline in the Company’s stock price, all unvested stock options held by the executive officers (except for a 2007 stock option grant to the CEO) had exercise prices above the then current Masimo stock price. Accordingly, the current long-term incentives had limited retention value, which was particularly of concern to the Committee in light of a pickup in economic activity in Southern California. Also, it appeared likely in October 2011 that payouts under the Executive Annual Plan would be below target (in fact, the eventual 2011 Company Factor was only 50%), lessening the retention value of the Executive Annual Plan. Finally, no replacement had been adopted in 2011 for the Multi-Year Bonus Plan, so the retention incentive provided by that plan from 2008-2010 was no longer in existence. These factors led the Committee to conclude in October 2011 that issuing additional option awards in 2011 was an important and cost-efficient retention strategy, particularly in light of the fact that the Committee determined at the same time that, as a tradeoff for issuing options in October 2011, no options would be issued to executives in 2012.

In February 2012, the Compensation Committee approved an amendment to Mr. Kiani’s employment agreement to incorporate (i) a provision in our equity award policy that has been in place since 2007, and explained in the registration statement on Form S-1 filed in connection with the initial public offering, which provides that Mr. Kiani will receive an annual minimum grant of stock options in the amount of 300,000 vesting at a rate of no less than 20% per year, and (ii) the provision in our Executive Annual Plan since 2007, which provides that in the event we meet our financial targets under our annual bonus program, Mr. Kiani is entitled to a bonus equal to at least 50% of his base salary. In light of the additional grant of options in 2011, Mr. Kiani waived the provision requiring 300,000 options to be granted during 2012.

Other Benefits.

We have a retirement savings plan in which all of our employees age 18 and older are entitled to participate. Employees contribute their own funds, as salary deductions, on a pre-tax basis. Contributions may be made up to plan limits, subject to government limitations. The plan permits us to make matching contributions and we have historically provided contributions that match eligible employee contributions, which contributions are generally limited to 3% of compensation (federal tax law limits the amount of employee compensation that can be taken into account for this purpose). Matching contributions vest, starting at 50% of eligible employee contributions, when an employee has been employed for two years. The vesting percentage increases to 75% of eligible employee contributions when an employee has been employed for three years and to 100% when an employee has been employed for four years. Effective April 2013, the CEO and all NEOs voluntarily elected to have their individual 3% matching contribution temporarily discontinued, in light of the new medical device tax and other cost reduction and the Company’s cost containment programs that are being implemented to reduce the impact of the new medical device tax.

In addition, we provide health care, dental, vision and life insurance, employee assistance plans and both short- and long-term disability, accidental death and dismemberment benefits to all full-time employees, including our executive officers. These benefits are available to all employees, subject to applicable laws. We believe these benefits are consistent with benefits of companies with which we compete for employees.

Under our CEO’s employment agreement, we reimburse Mr. Kiani for all reasonable travel and lodging expenses for his immediate family in the event his immediate family accompanies him during business travel, which includes travel and hospitality expenses for first class travel and accommodations, including travel by private or chartered aircraft. While the employment agreement also provides Mr. Kiani with tax gross-ups for these reimbursements, effective as of January 1, 2012, tax gross-up payments on these reimbursements have been waived by Mr. Kiani.

Severance and Termination Protection

CEO Employment Agreement. Under his employment agreement with us, which was initially entered into in 2007, Mr. Kiani is entitled to certain severance and change of control benefits, the terms of which are described in detail below under “—Employment Agreement and Offer Letters.” In general, under the agreement, in the event of certain terminations of Mr. Kiani’s employment or the occurrence of a change in control, Mr. Kiani is entitled to two times salary and bonus as severance payment, and issuance of shares underlying all of his options (without payment of any exercise price and with reimbursement by the Company of Mr. Kiani’s tax withholding obligations) and tax gross-ups for certain change in control payments and benefits.

While Mr. Kiani’s severance benefits provided under his employment agreement were initially developed prior to the Company’s initial public offering in August 2007, the Compensation Committee continues to believe that Mr. Kiani’s employment agreement promotes important goals crucial to our long-term financial success. The agreement also continues to be intended to retain Mr. Kiani as our CEO who, based on his proven ability to start and build successful companies and whose knowledge and visibility within the medical device industry, could certainly attract other very lucrative job opportunities. Finally, the agreement allows Mr. Kiani to continue to focus his attention on our strategic objectives and business operations without undue concern over his own financial security during periods when substantial disruptions and distractions might otherwise prevail.

Severance Protection Plan. Our Board of Directors adopted our 2007 Severance Protection Plan, which became effective on July 19, 2007 and was amended on December 31, 2008, the terms of which are described in detail below under “—2007 Severance Protection Plan.” Under the terms of this plan, participants are entitled to a cash payment ranging from 12 months to 2 years of base salary plus bonus and other benefits upon their termination under certain circumstances. In addition, for most participants, the plan provides for equity acceleration as to 50% of their awards upon a change of control and 100% of their awards upon a covered termination in connection with a change of control. The NEOs other than Mr. Kiani all participate in our 2007 Severance Protection Plan. See “—2007 Severance Protection Plan” below.

2.	The Benchmarking Process

As described above, the Committee does not engage in formal benchmarking. Instead, in making its determinations, the Committee reviews information summarizing the compensation paid at a peer group companies and more broad-based compensation surveys. With respect to 2012 compensation decisions, the Committee took into account a competitive assessment of compensation levels for NEOs that was prepared by Compensation Strategies, Inc. in June 2011. The competitive market data was obtained from the SEC filings of a peer group comprised of the following 16 publicly-traded companies in the medical device/diagnostic monitoring equipment industry:

Abaxis, Inc.	Haemonetics Corporation	Myriad Genetics, Inc.	SonoSite, Inc.

AngioDynamics, Inc.	ICU Medical, Inc	Natus Medical, Inc.	Thoratec Corporation

ArthroCare Corporation	Meridian Bioscience, Inc.	NuVasive, Inc.	Volcano Corporation

Gen-Probe Incorporated	Merit Medical Systems, Inc.	Quidel Corporation	ZOLL Medical Corporation

The companies included in its assessment had average annual revenues of $325 million, ranging from $113 million to $645 million, and an average market capitalization of $1.2 billion, ranging from $407 million to $4 billion, which the Committee believed to be appropriate in light of our size and our expected growth at that time. The extent to which the compensation data for particular companies on this list was taken into account reflected the extent to which executive positions at these companies were considered comparable to Masimo and informative of the competitive environment.

In October 2012, the Committee received an assessment of compensation levels for executive officers prepared by its new compensation consultant, FW Cook. That assessment referenced data from certain peer companies from the above list as well as additional companies. The Committee continues to believe that there is no single set of peer companies whose aggregate compensation statistics is relevant to all the compensation decisions of the Committee and, in 2012, the Committee did not formally adopt a single peer group of companies for compensation purposes. As a result, as stated above, the Committee considers this data and weighs it to the extent to which executive positions at these companies were considered comparable to Masimo and informative of the competitive environment.

3.	Accounting and Tax Considerations

In accordance with ASC Topic 718, we expense employee stock options over the vesting period of the stock options based on the fair value of the award on the date of grant. To calculate the fair value of stock options, we use the Black-Scholes option pricing model which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our stock price over the expected term and the number of options that will ultimately be forfeited prior to meeting their vesting requirements. While the Committee considers the expense impact under ASC Topic 718 as one of the factors in granting stock options, it also considers the importance of aligning NEO interests with stockholders, the retentive value of option grants and other factors and maintains the flexibility to make final stock option granting decisions based on a combination of all of these factors.

Internal Revenue Code Section 162(m) limits the amount that we may deduct in a year for compensation paid to our CEO and each of our three other most highly compensated executive officers (other than our chief financial officer) to $1 million per person. Section 162(m) provides certain exceptions to this limit for certain forms of “performance-based compensation” granted under compensation plans that meet certain technical requirements. While the Committee considers the impact of Section 162(m) when making its compensation decisions, it has determined that the need for flexibility in its compensation programs outweighs the value of the tax deduction for compensation that exceeds $1 million.

4.	Compensation Recovery

Masimo has adopted a clawback policy in accordance with the requirements of the Dodd-Frank Act. This policy provides that, in the event we are required to restate our financial statements as a result of “material noncompliance” with financial reporting requirements under the securities laws, we will recover from our current and former executive officers any incentive-based compensation (including stock option awards) that is (i) based on erroneous data, (ii) received during the three-year period preceding the date on which the Company becomes required to prepare an accounting restatement, and (iii) in excess of what would have been paid if calculated under the restatement.

The Sarbanes-Oxley Act provides that, in the event of misconduct that results in a financial restatement, there is a right of recovery against the chief executive officer and chief financial officer of an issuer with respect to certain incentive compensation received or stock sale profits received during the twelve months following the inaccurate financial statement. In addition, the Dodd-Frank Act provides that SEC shall issue regulations requiring issuers to seek recovery from executive officers in certain circumstances involving financial restatements. As of now, the SEC has not issued any regulations implementing this portion of the Dodd-Frank Act. Once the SEC issues regulations or guidance regarding the required form of a clawback policy under the Dodd-Frank Act, we expect to amend our clawback policy accordingly.

5.	Executive Officer Stock Ownership Policy

In January 2012, our Nominating, Compliance and Corporate Governance Committee adopted a stock ownership policy that is applicable to each of our executive officers. Our Nominating, Compliance and Corporate Governance Committee believes this policy is an important tool in aligning the interests of our executive officers with the long-term interests of our stockholders.

The policy requires that our CEO hold shares of Masimo stock with a value equal to at least six times base salary and each of our other executive officers hold shares of Masimo stock with a value equal to at least one time base salary. For purposes of calculating ownership under this policy, the following sources are included, whether vested or unvested: (i) shares of our common stock held directly by the executive officer or in a trust for the benefit of the executive officer or his family; (ii) shares of our common stock held by the executive officer jointly with, or separately by, the executive officer’s spouse and/or children sharing the same household as the executive officer; (iii) shares of our common stock held by the executive officer through a profit sharing, savings or deferral plan; and (iv) restricted stock or phantom stock held by the executive officer. Stock options and unearned performance shares are not included in the calculation. For purposes of these requirements, an executive officer’s base salary during any calendar year is deemed to be the executive officer’s base salary as of the close of business on December 31st of the immediately preceding year.

To give our executive officers time to comply with our stock ownership policy, our Nominating, Compliance and Corporate Governance Committee determined that our officers have until the later of March 2017 or March 1st of the sixth calendar year following the date an individual first becomes an executive officer to comply with these guidelines.

Under our stock ownership policy, if an executive officer fails to meet or, in unique circumstances, fails to show sustained progress toward meeting the ownership requirements, we may reduce future long-term incentive equity grants, and/or payments of future annual and/or long-term cash incentive payouts in the form of stock. Our Committee retains the discretion not to levy these penalties under extraordinary conditions.

6.	Gross-Up Policy

The Committee has adopted a policy governing gross-up provisions in agreements with our executive officers. Under this policy, our Committee will not approve any employment or other agreement or arrangement with any of our executive officers that includes a tax “gross-up” provision or a similar term that would require payments by us to an executive officer be made in the full amount, free of any deductions or withholdings, and without exercising any right of set-off, in connection with a change of control. This policy also provides that our Committee will not approve an amendment to extend the term of any current employment or other agreement or arrangement between us and any executive officer if such agreement or arrangements includes a tax “gross-up” provision or a similar term. Notwithstanding the foregoing, this policy provides that the provisions in Mr. Kiani’s employment agreement requiring us to pay Mr. Kiani a gross-up or similar payment to cover Mr. Kiani’s tax obligations, if any, with respect to “parachute payments,” and the issuance of shares, if any, to Mr. Kiani as severance under his agreement, will continue and will not be deemed modified, impaired, limited or amended in any respect by this policy. For a detailed description of our employment agreement with Mr. Kiani, see “Employment Agreement and Offer Letters—Employment Agreement with Joe Kiani” below.

Under our Severance Plan in which our NEOs (other than our CEO) participate, the Plan Administrator has the right to reduce any change in control severance benefits payable to an executive to avoid triggering any “excess parachute payments” under Section 280G of the Code.

7.	Compensation Policies and Practices

Our compensation program is intended to reward the management team and other employees for strong performance over the long-term, with consideration to near-term actions and results that strengthen and protect Masimo. We consider the potential risks in our business when designing and administering our pay program, and we believe our balanced approach to performance measurement and pay delivery works to avoid misaligned incentives for individuals to undertake excessive or inappropriate risk. Further, program administration is subject to internal controls, and when determining the principal outcomes—performance assessments and pay decisions—we seek to rely on principles of sound governance and good business judgment.

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal year ended December 29, 2012 by our chief executive officer, our chief financial officer, and our three other most highly compensated executive officers who were employed with us as of December 29, 2012, the last day of our 2012 fiscal year. We refer to these five individuals collectively as our “named executive officers” or “NEOs.” We generally pay bonuses in the year following the year in which the bonus was earned.

Name and Principal Position(s)	Year	Salary	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)		Total
Joe Kiani	2012	$739,125	$—	$547,835	$11,681	(4)	$1,298,641
Chief Executive Officer and Chairman	2011	717,679	5,967,180	356,050	185,738	(5)	7,226,647
(PEO)	2010	708,412	3,283,770	834,794	99,918	(5)	4,926,894
Mark P. de Raad	2012	329,571	—	92,825	7,500	(6)	429,896
Executive Vice President, Chief	2011	320,008	596,718	75,940	7,350		1,000,016
Financial Officer & Corporate	2010	317,176	328,377	291,829	7,350		944,732
Secretary (PFO)
Jon Coleman	2012	329,151	—	82,549	7,500	(6)	419,200
President, Worldwide Sales, Marketing	2011	319,951	538,375	68,661	7,350		934,337
and Clinical Research	2010	298,863	—	230,251	7,350		536,464
Rick Fishel	2012	330,780	—	88,262	13,500	(7)	432,542
President, Worldwide OEM Business	2011	322,031	596,718	75,178	13,350		1,007,277
& Corporate Development	2010	318,160	328,377	292,900	13,350		952,787
Yongsam Lee	2012	324,450	—	91,382	7,500	(6)	423,332
Chief Information Officer & Executive	2011	315,035	596,718	73,931	7,350		993,034
Vice President, Operations &	2010	314,509	328,377	283,153	7,350		933,389
Regulatory Affairs

(1)	Amounts set forth in the “Option Awards” column for 2010, 2011 and 2012 reflect the grant date fair value of option awards granted in the year indicated, computed in accordance with authoritative accounting guidance. All of these amounts reflect certain assumptions with respect to these option awards and do not necessarily correspond to the actual value that will be recognized by the named executive officers. The actual value, if any, that may be realized from an option award is contingent upon the satisfaction of the conditions to vesting in that award, and upon the excess of the stock price over the exercise price, if any, on the date the option award is exercised. See Note 12 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 filed with the SEC on February 15, 2013, for a discussion of assumptions made in determining the grant date fair value of the stock options granted in our fiscal years 2010, 2011 and 2012.

(2)	All amounts were paid pursuant to the Executive Annual Plan except for the following amounts paid for 2010 to Messrs. Kiani, de Raad, Coleman, Fishel and Lee under the Executive Multi-Year Plan for performance during the 2008-2010 period: $516,648, $184,016, $134,072, $184,691 and $182,602, respectively.
(3)	The amounts shown for 2010 and 2011 are less than the amounts previously reported as a result of the Company’s determination that it is appropriate to exclude the cost of healthcare coverage and group term life insurance coverage provided to the NEOs, which coverage was generally available to all Company employees and does not discriminate in scope, terms or operation in favor of our executive officers. Thus, under SEC rules is not required to be reported. The amount reported for Mr. Kiani in 2011 also reflects the final determination of Mr. Kiani’s effective tax rate for 2011, which was lower than the tax rate used by the Company to estimate the amount of Mr. Kiani’s tax reimbursement for 2011.
(4)	Consists of $5,885 in retirement savings plan matching contributions and $5,796 for the incremental costs of certain travel expenses incurred by Mr. Kiani’s immediate family members accompanying him to certain business meetings (the “Travel Expenses”). Under Mr. Kiani’s employment agreement, we reimburse Mr. Kiani for all reasonable expenses incurred and paid by him in the course of the performance of his duties under the agreement and we further reimburse him for all reasonable travel and lodging expenses for his immediate family in the event his immediate family accompanies him during business travel, which includes travel and hospitality expenses for first class airplane travel and accommodations and expenses for travel using private or chartered aircraft. In addition, under the agreement as in effect for 2010 and 2011, Mr. Kiani was entitled to receive an additional payment equal to, after taxes, the amount of the federal and state taxes incurred by him pursuant to the expense reimbursement he received for the immediately preceding year under our reimbursement policy, which was waived by Mr. Kiani for 2012. See “Employment Agreement and Offer Letters—Employment Agreement with Joe Kiani” below.
(5)	The amounts shown for 2011 and 2010 are less than the amounts previously reported as a result of (a) the Company’s determination that the SEC rules require reporting of the incremental cost to the Company of Mr. Kiani’s family members accompanying him on business trips (and not the previously used pro ration of travel costs); and (b) there was then an obligation under Mr. Kiani’s contract to pay him an additional amount sufficient to reimburse him for any additional income taxes due to inclusion of these amounts in his income, which was waived for 2012.
(6)	Consists of $7,500 in retirement savings plan matching contributions.
(7)	Consists of $7,500 in retirement savings plan matching contributions and $6,000 in automobile allowances.

Grants of Plan-Based Awards During Fiscal Year 2012

	Estimated Future Payout Under Non-Equity Incentive Plan Awards
Named Executive Officer	Grant Date	Threshold	Target(1)	Maximum
Joe Kiani	February 7, 2012	Note (1)	$750,047	Note (1)
Mark P. de Raad	February 7, 2012	Note (1)	$133,776	Note (1)
Jon Coleman	February 7, 2012	Note (1)	$132,964	Note (1)
Rick Fishel	February 7, 2012	Note (1)	$134,267	Note (1)
Yongsam Lee	February 7, 2012	Note (1)	$131,698	Note (1)

(1)

Represents potential payments under the Executive Annual Plan. The amounts shown as target represent the potential target payments, expressed as a percentage of the NEO’s base salary as of December 29, 2012, assuming the 100% achievement of the Company Factors (i.e. determined based our performance against financial targets and operational objectives), and 100% achievement of the Individual Factors, as determined our Board and Compensation Committee. There are no threshold or maximum amounts payable under the Executive Annual Plan. The Individual Factor can range from 0-100%, and if the Committee determines that (i) we did not achieve 100% of the financial targets and operational objectives, it can set the Company Factor at any factor it deems appropriate, including 0%; (ii) we achieved 100% of the financial targets and operational objectives, the Company Factor is 100%; and (iii) we achieved more than 100% of the financial targets and the operational objectives, it can set the Company Factor at or above 100%, in its discretion.

Outstanding Equity Awards at December 29, 2012

The following table presents the outstanding option awards held by each of our named executive officers as of December 29, 2012. As of December 29, 2012, no other equity awards were outstanding.

	Option Awards(1)
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Joe Kiani	5/24/2007	180,000		—	$15.40	5/24/2017
	2/7/2008	240,000		60,000	30.79	2/7/2018
	1/11/2009	180,000		120,000	23.98	1/11/2019
	2/11/2010	120,000		180,000	27.25	2/11/2020
	2/22/2011	60,000		240,000	30.06	2/22/2021
	10/27/2011	60,000		240,000	20.19	10/27/2021
Mark P. de Raad	7/17/2006	210,000		—	10.67	7/17/2016
	1/11/2009	18,000		12,000	23.98	1/11/2019
	2/11/2010	12,000		18,000	27.25	2/11/2020
	2/22/2011	6,000		24,000	30.06	2/22/2021
	10/27/2011	6,000		24,000	20.19	10/27/2021
Jon Coleman	8/11/2008	80,000		20,000	40.20	8/11/2018
	8/17/2009	30,000		20,000	24.68	8/17/2019
	2/22/2011	5,000		20,000	30.06	2/22/2021
	10/27/2011	6,000		24,000	20.19	10/27/2021
Rick Fishel	6/18/2004	45,000		—	2.75	6/18/2014
	4/14/2005	61,610		—	3.33	4/14/2015
	2/7/2008	15,655		6,000	30.79	2/7/2018
	1/11/2009	14,052		12,000	23.98	1/11/2019
	2/11/2010	12,000		18,000	27.25	2/11/2020
	2/22/2011	6,000		24,000	30.06	2/22/2021
	10/27/2011	6,000		24,000	20.19	10/27/2021
Yongsam Lee	1/23/2003	13,080	(2)	—	2.75	1/23/2013
	7/14/2003	25,380	(2)	—	2.75	7/14/2013
	1/3/2005	96,000		—	2.75	1/3/2015
	2/7/2008	24,000		6,000	30.79	2/7/2018
	1/11/2009	18,000		12,000	23.98	1/11/2019
	2/11/2010	12,000		18,000	27.25	2/11/2020
	2/22/2011	6,000		24,000	30.06	2/22/2021
	10/27/2011	6,000		24,000	20.19	10/27/2021

(1)

For each named executive officer, the shares listed in this table are subject to a single stock option award carrying the varying exercise prices as set forth herein. The shares subject to each stock option vest over a five-year period, with 20% of the shares subject to the option vesting on each anniversary of the grant date, with partial or full vesting under certain circumstances upon a change in control of Masimo or various events specified in the named executive officer’s employment agreement or severance plan agreement, if applicable. The option awards remain exercisable until they expire ten years from the date of grant subject to earlier expiration following termination of employment.

(2)	Mr. Lee exercised all of these options on December 31, 2012.

Options Exercises and Stock Vested During Fiscal Year 2012

The following table provides details regarding stock options exercised for each of our named executive officers during the fiscal year ended December 29, 2012. As of December 29, 2012, we had not issued any stock awards to our named executive officers or other employees.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Joe Kiani	—	$—
Mark P. de Raad	—	—
Jon Coleman	—	—
Yongsam Lee	18,540	356,368
Rick Fishel	—	—

(1)	The value realized equals the excess of the fair market value of our common stock at exercise over the option exercise price, multiplied by the number of shares for which the option was exercised.

Pension Benefits—Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation

No pension benefits were paid to any of our named executive officers during fiscal year 2012. We do not currently sponsor any non-qualified defined contribution plans or non-qualified deferred compensation plans.

Potential Payments Upon Termination or Change-In-Control

Employment Agreement with Joe Kiani

In April 2007, we entered into an employment agreement with Mr. Kiani, our Chief Executive Officer, which was most recently amended and restated in February 2012 to (i) codify the provision in our Executive Annual Plan since 2007 that provides that, in the event we meet our financial targets under our annual bonus program, Mr. Kiani is entitled to a bonus equal to at least 50% of his base salary, and (ii) provide for certain minimum annual option grants covering 300,000 shares of our common stock consistent with our equity award policy that has been in place since 2007, as described below.

While Mr. Kiani’s compensation and severance benefits provided under his employment agreement were initially developed prior to the Company’s initial public offering in August 2007, the Compensation Committee continues to believe that Mr. Kiani’s employment agreement promotes important goals crucial to our long-term financial success. The agreement also continues to be intended to retain Mr. Kiani as our CEO who, based on his proven ability to start and build successful companies and whose knowledge and visibility within the medical device industry, could certainly attract other very lucrative job opportunities. Finally, the agreement allows Mr. Kiani to continue to focus his attention on our strategic objectives and business operations without undue concern over his own financial security during periods when substantial disruptions and distractions might otherwise prevail. The agreement automatically renews on a daily basis and generally terminates three years from the date either party gives notice of termination to the other party.

The employment agreement provides that Mr. Kiani shall be the CEO and Chairman of the Board of Directors of Masimo. The agreement sets forth the following additional material terms:

•	Base salary of $728,202 per year, which is subject to adjustment by our Board or our Committee.

•

Eligibility to receive an annual bonus equal to 50% of his base salary in the event we attain certain financial goals set by our Board or our Committee; provided that, in the event our Board or Committee determines that we achieved each of the financial measures included in the criteria for the Company Factor for a plan year under our Executive Annual Plan, Mr. Kiani shall automatically be entitled to receive a bonus equal to 50% of his base salary (or such higher percentage approved by our Board or Committee for such year). In addition, Mr. Kiani may be entitled to receive such additional bonus amounts as the Board or the Committee shall determine in its discretion.

•

An annual grant of a non-qualified stock option to purchase an aggregate of at least 300,000 shares of common stock that vests at a rate of 20% per year, with an exercise price per share equal to 100% of the fair market value of one share of common stock on the date of grant. This provision was waived during 2012.

•

Right to participate in or receive benefits under all of our employee benefits plans and to be eligible to participate in any bonus plan created for the payment of bonuses to members of our management.

•

Reimbursement for all reasonable expenses incurred and paid by him in the course of the performance of his duties under the agreement and reimbursement for all reasonable travel and lodging expenses for his immediate family in the event his immediate family accompanies him during business travel, which includes travel and hospitality expenses for first class airplane travel and accommodations, including travel by private or chartered aircraft. Mr. Kiani is exempt from our travel and expense policy and our expense reimbursement policy.

•	Payment of tax gross-up amount relating to the amounts reimbursed for travel, lodging and related expenses, though this provision was waived during 2012.

Under the employment agreement, we may terminate Mr. Kiani’s employment for “cause,” as a result of his disability under certain circumstances or for any other reason. Similarly, Mr. Kiani may terminate his employment for “good reason,” for health reasons or for any other reason upon six months written notice to us. If Mr. Kiani is terminated for cause, he is entitled to receive his full base salary through the date of termination. If Mr. Kiani’s employment is terminated as a result of his death, his designee or estate is entitled to receive his full base salary through the date of termination and an additional amount equal to 50% of his base salary in effect as of the date of his death for each of three consecutive years following his death, which shall be paid in substantially equal monthly installments over the three-year period. If Mr. Kiani’s employment is terminated as a result of his disability, he is entitled to receive his full base salary through the date of termination and an additional amount equal to 75% of his base salary then in effect for each of two consecutive years following the date of termination, which shall be paid in substantially equal monthly installments over the two-year period.

In the event (i) of a change in control (as defined), or (ii) we terminate Mr. Kiani’s employment other than for cause, death or disability, or (iii) Mr. Kiani terminates his employment with us for good reason (as defined), Mr. Kiani will receive the following payments and benefits:

•

payment of an amount equal to his full base salary through the date of termination, if applicable, and an additional amount equal to two times the sum of (x) his base salary then in effect plus (y) the average annual bonus paid to Mr. Kiani over the prior three years, which shall be paid in installments over two years pursuant to our normal payroll practices; and

•

all of Mr. Kiani’s outstanding options or other equity awards will immediately vest, and we will issue Mr. Kiani shares of common stock underlying all options, whether or not in-the-money, without payment of the applicable exercise price, and pay the withholding tax due on the issuance of such shares of common stock, without reimbursement from Mr. Kiani.

Under the employment agreement, if any payments or benefits payable to Mr. Kiani would be subject to the excise tax under Section 4999 of the Code, Mr. Kiani will be entitled to receive an additional “gross-up” payment to cover the amount of the excise taxes other than taxes imposed by Section 409A of the Code. An independent registered public accounting firm will make the initial determination as to whether a gross-up payment is required under the employment agreement. In the event of a change in control, the cash payments must be paid to Mr. Kiani within thirty days of the change in control. Following a change in control, Mr. Kiani would not be entitled to receive any additional payments under the employment agreement.

In addition, if Mr. Kiani’s employment is terminated for any reason other than cause, he will be entitled to participate in all of our employee benefit plans and programs that he participated in as of the date of his termination for the full term of his employment agreement as long as his participation is possible under the general terms and provisions of the plans. If for any reason Mr. Kiani is not permitted to participate in any of our employee benefit plans or programs after the date of his termination, he will be entitled to reimbursement of the amount paid by Mr. Kiani to obtain similar coverage to that offered by our benefit plans and programs but only for an amount up to the amount we would otherwise have paid on behalf of Mr. Kiani as an employee of ours under his employment agreement as of the date of his termination.

For purposes of Mr. Kiani’s employment agreement, termination for “cause” generally means his termination as a result of his willful and continued failure to substantially perform his duties under his employment agreement, his willful engaging in gross misconduct materially injurious to us or his willful violation of the provisions of his confidentiality agreement with us if the violation results in demonstrably material injury to us. Any termination for cause must be approved by at least 75% of the entire membership of our Board. Termination for “good reason” under the employment agreement generally means a termination subsequent to (A) our assignment to Mr. Kiani of any duties other than those contemplated by, or any limitation of the powers of Mr. Kiani in any respect not contemplated by, his employment agreement, (B) any reduction in Mr. Kiani’s rate of compensation or fringe benefits, or (C) certain failures by us to comply with the compensation and location terms of the employment agreement. A “change in control” under the employment agreement generally means (i) the acquisition by any person or group of more than 35% of our outstanding voting stock, (ii) the acquisition of our assets that have a total fair market value of 40% or more of the total fair market value of all of our assets immediately before the acquisition by any person or group, or (iii) a change in a majority of the members of our Board in a rolling twelve month period, subject to certain limitations.

See “—Potential Payments upon Termination or Change in Control” below for a quantification of the benefits that would have been payable to Mr. Kiani if a qualifying termination or change in control had occurred as of December 29, 2012.

Offer Letters with Other Executive Officers

Messrs. Coleman, de Raad, Fishel and Lee each signed an offer letter before commencing their employment with us. The offer letters set forth each officer’s position and title, starting salary, health benefits, number of options initially received and the vesting schedule of such options. Additionally, each offer letter states that the officer’s employment is “at-will” and may be terminated at any time by either the officer or us for any reason. See “—Potential Payments upon Termination or Change in Control” below.

Employee Proprietary Agreements

Each of our named executive officers has also entered into a standard form agreement with respect to proprietary information and inventions. Among other things, this agreement obligates each named executive officer to refrain from disclosing any of our proprietary information received during the course of his employment and, with some exceptions, to assign to us any inventions conceived or developed during the course of his employment.

CEO and Executive Officer Equity Award Compensation Policy

In May 2007, our Board adopted our Equity Award Compensation Policy, which was most recently amended effective January 4, 2008. Under the Equity Award Compensation Policy, the CEO and other executive officers designated by our Committee are eligible to receive an annual non-qualified stock option grant. Generally an executive officer is first eligible and entitled to receive a grant under the policy once the executive first becomes vested as to at least 60% of the first option grant the executive receives from us. The policy provides that the CEO will receive an annual option grant to purchase a minimum of an aggregate of 300,000 shares of common stock and our other executive officers may receive an annual option grant to purchase such number of shares of common stock as the Committee may approve in its discretion. All options granted under the Equity Award Compensation Policy will have an exercise price equal to the fair market value of our common stock on the date of grant and vest at a rate of 20% per year over five years.

Other than as set forth in the CEO’s employment agreement (as described above), the Equity Award Compensation Policy does not represent a contractual commitment enforceable by the executives and may be modified by the Board in its discretion at any time.

2007 Severance Protection Plan

The 2007 Severance Protection Plan (the “Severance Plan”) provides the benefits set forth below to the executives who are eligible to participate in the Severance Plan and who have signed severance agreements with us (the “Severance Agreements”). The Board of Directors has the discretion to amend or terminate the plan prospectively, subject to the limitation that, in the event of a change in control, no amendments may be made during the 36 months following the change in control without a participant’s consent if it would adversely affect the participant’s benefit. The Compensation Committee is the Severance Plan Administrator.

All of the NEOs other than the CEO are participants in the Severance Plan on the terms set forth below. The following general description of the Severance Plan is qualified by the actual terms of the Severance Plan document and the individual Severance Agreements signed by the participants.

Conditions to Severance Benefits. To the extent set forth below, a participant can receive either basic severance benefits or change in control severance benefits, but not both. Generally, in order to receive a basic or change in control severance benefit, the following conditions must be met:

•

The participant must execute, within 60 days of termination, a general release of claims (which becomes irrevocable within such 60-day period), a non-disparagement agreement, an intellectual property nondisclosure agreement, and a non-competition agreement that covers the period during which the participant is receiving severance benefits;

•

(1) a participant entitled to the basic benefit must not have received any change in control severance benefits under the Severance Plan or any severance benefits equal to, or better than, the basic severance benefits pursuant to another arrangement between the participant and us and (2) a participant entitled to the change in control benefit must not have received any basic severance benefits under the Severance Plan or any severance benefits equal to, or better than, the change in control severance benefits pursuant to an arrangement between the participant and us; and

•

the participant must waive any and all rights, benefits and privileges to severance benefits that he might otherwise be entitled to receive under any other oral or written plan, employment agreement, or arrangement with us.

Basic Severance Benefits. Messrs. de Raad, Fishel and Lee are eligible for these benefits. Basic severance benefits are payable if a participant is terminated without “cause” (as defined below) and are the following:

•

an amount equal to annual salary determined at the highest rate in effect during the one-year period immediately prior to the date of termination, paid in monthly installments according to normal payroll practices over 12 months commencing within 60 days following the participant’s termination;

•	COBRA continuation coverage at Company expense during the 12 months following termination; and

•	the right to purchase life insurance through the Company during the 12-month period following his termination.

However, if a participant commences new employment during the one-year period following termination, any income or benefits received from new employment will reduce (on a dollar-for-dollar basis) these basic severance benefits.

Change in Control Severance Benefits. Messrs. de Raad, Fishel and Lee are eligible for the change in control severance benefits described in this paragraph. The change in control severance benefits are payable upon a covered termination (which generally consists of termination by the Company without cause or a termination by the executive for good reason upon or within a certain period after a change in control) and consist of the following:

•

if the participant has a covered termination because his current job is not offered to him on the date of the change in control, the participant will receive (i) an amount equal to his annual salary determined at the highest rate in effect during the one-year period immediately prior to the date of the covered termination, plus his average annual bonus over the three-year period prior to the change in control, and (ii) life insurance for the 12-month period following his termination;

•	if the participant has a covered termination for a reason not described in the preceding clause, instead of one times base salary, he will receive two times base salary;

•	the participant will receive COBRA continuation coverage at Company expense during the 12-month period following his termination; and

•

upon the change in control, 50% of the participant’s unvested stock options and other equity-based awards shall be fully accelerated as of the change in control and 100% of the unvested stock options and other equity-based awards shall be fully accelerated upon the participant’s termination under circumstances that entitles him to change in control severance benefits noted above.

Change in control severance amounts will be made in a lump sum cash payment within 60 days following the participant’s termination, provided that the participant has met all of the conditions for his change in control severance payment.

Provided that Mr. Coleman has a covered termination, 50% of his unvested stock options and other equity-based awards shall be fully accelerated as of the change in control.

The Plan Administrator has the right to reduce any change in control severance benefits payable to an executive to avoid triggering any “excess parachute payments” under Section 280G of the Code. In addition, the Plan Administrator may delay the payment or issuance of any severance or change in control severance benefits for up to six months as necessary to avoid the imposition of additional tax under Section 409A of the Code.

Under the Severance Plan:

•

“cause” generally means the participant’s: (i) refusal or failure to perform his duties with us or to comply in all respects with our policies or the policies of any affiliate of ours after notice of a deficiency and failure to cure the deficiency within three business days following notice from us, unless he has delivered a bona fide notice of termination for good reason to us, and the reason for the termination has not been cured by us within 30 days of receipt of notice; (ii) engagement in illegal or unethical conduct that could be injurious to us or our affiliates; (iii) commitment of one or more acts of dishonesty; (iv) failure to follow a lawful directive from our chief executive officer; or (v) indictment for any felony, or any misdemeanor involving dishonesty or moral turpitude.

•

“change in control” generally means: (i) a merger or consolidation or a sale of all or substantially all of our assets unless more than 50% of the voting securities of the surviving or acquiring entity are held by our stockholders as of immediately prior to the transaction; (ii) the approval by our stockholders of the sale of all or substantially all of our assets; or (iii), without the prior approval of our Board, the acquisition by any person or group of securities representing beneficial ownership of 50% or more of our outstanding voting securities.

•

“good reason” generally means, provided that the executive has provided us with notice of one of the following events within 15 days after it occurs, and we fail to cure the event within 30 days after receiving notice from the executive: (i) any material reduction by us in the participant’s annual salary; (ii) any requirement that the participant change his principal location of work to any location that is more than 40 miles from the address of our current principal executive offices; or (iii) any material change in the participant’s responsibilities.

Voluntary Resignation. Excluding a resignation for good reason during the period commencing upon a change in control and ending on the 36-month anniversary of the change in control, in the event a participant wishes to voluntarily resign from his employment at any time during which the Severance Plan and his Severance Agreement are effective, he has agreed to provide us with six months advance notice of his resignation.

Potential Payments upon Termination or Change in Control

The tables below estimate current value of amounts payable to our NEOs in the event that a change in control, termination of employment or both occurred on December 29, 2012. The closing price of our common stock, as reported on the Nasdaq Global Select Market, was $20.58 on December 28, 2012 (the last trading day in Masimo’s fiscal year that ended December 29, 2012). The following tables exclude certain benefits, such as accrued vacation, that are available to all employees generally. The actual amount of payments and benefits that would be provided can only be determined at the time of a change of control and/or the NEO’s qualifying separation from Masimo.

Joe Kiani

	Termination
Executive Benefits, Payments and Acceleration of Vesting of Options	Upon Death	Upon Disability	by Masimo Without Cause or by Mr. Kiani for Good Reason	Change in Control
Value of Acceleration and Stock Issuance(1)	$—	$—	$33,618,600	$33,618,600
Cash Payments	$1,125,071	$1,125,071	$2,071,407	$2,071,407
Continuation of Benefits(2)	$48,762	$48,762	$48,762	$48,762
Tax Payments:
Reimbursement of Tax Withholding on Option Exercise(3)	$—	$—	$14,382,950	$14,382,950
Excise Tax Gross-Up(4)	$—	$—	$—	$27,803,579

Total Cash Benefits and Payments	$1,173,833	$1,173,833	$50,121,719	$77,925,298

(1)

Upon the qualifying event, all unvested options become vested and the Company is required to issue shares for all outstanding options then held by Mr. Kiani without receipt of the exercise price. Accordingly, this represents the value of shares of common stock underlying all vested and unvested stock options held by Mr. Kiani as of December 29, 2012, based on (a) the option exercise price for the 240,000 vested options with an exercise price less than $20.58 per share, (b) the closing stock price of $20.58 per share, for the 1,200,000 vested and unvested options with an exercise price in excess of $20.58 per share, and (c) the closing stock price of $20.58 per share, for the 240,000 unvested options with an exercise price less than $20.58 per share.

(2)

Presumes a remaining term of the employment agreement of three years. Comprised of the cash equivalent of standard employee benefits, including health, dental and vision insurance, for 36 months, for Mr. Kiani and his dependents.

(3)

Represents the payment on behalf of Mr. Kiani to federal and state tax authorities to cover the withholding tax due on the issuance by the Company of shares of common stock underlying all vested and unvested equity awards held by Mr. Kiani as of December 29, 2012, based on the supplemental tax rate for applicable federal and state taxing authorities.

(4)

Represents a “gross-up” for purposes of Code Sections 280G and 4999 in the event of a change in control, which obligates the Company to pay the excise tax (and all associated taxes) that may be triggered as a result of an “excess parachute payment,” resulting from a change in control. The excise tax amount and payment determinations are based on the Company’s best estimate of the executive’s liabilities under Code Sections 280G and 4999, assuming the change in control occurred on December 29, 2012.

Mark P. de Raad

	Termination
Executive Benefits, Payments and Acceleration of Vesting of Options	By Masimo Without Cause Outside a Change in Control		By Masimo Without Cause or by Mr. de Raad for Good Reason in Connection with a Change in Control		Change in Control
Number of Option Shares Accelerated	—		78,000		39,000
Value of Option Shares Accelerated	$—		$9,360	(1)	$4,680	(2)
Cash Payments	$334,441		$753,394		$—
Continuation of Benefits(3)	$16,236	(4)	$17,478	(5)	$—

Total Cash Benefits and Payments	$350,677		$780,232		$4,680

(1)

Includes only the value of the accelerated in-the-money stock options held by Mr. de Raad as of December 29, 2012. Excludes 54,000 out-of-the-money stock options held by Mr. de Raad as of December 29, 2012.

(2)

Includes only the value of the accelerated in-the-money stock options held by Mr. de Raad as of December 29, 2012. Excludes 27,000 out-of-the-money stock options held by Mr. de Raad as of December 29, 2012.

(3)	Assumes that Mr. de Raad does not commence employment with another employer during the period from December 30, 2012 through December 29, 2013.
(4)	Comprised of COBRA benefits for Mr. de Raad and his dependents for 12 months.
(5)	Comprised of COBRA benefits for Mr. de Raad and his dependents for 12 months and life insurance for Mr. de Raad for 12 months.

Jon Coleman

Termination
Executive Benefits, Payments and Acceleration of Vesting of Options	By Masimo Without Cause or by Mr. Coleman for Good Reason in Connection with a Change in Control
Number of Option Shares Accelerated	42,000
Value of Option Shares Accelerated(1)	$4,680

Total Acceleration of Vesting of Options	$4,680

(1)

Includes only the value of the accelerated in-the-money stock options held by Mr. Coleman as of December 29, 2012. Excludes 30,000 out-of-the-money stock options held by Mr. Coleman as of December 29, 2012.

Rick Fishel

	Termination
Executive Benefits, Payments and Acceleration of Vesting of Options	By Masimo Without Cause Outside a Change in Control		By Masimo Without Cause or by Mr. Fishel for Good Reason in Connection with a Change in Control		Change in Control
Number of Option Shares Accelerated	—		84,000	(1)	42,000	(2)
Value of Option Shares Accelerated	$—		$9,360	(3)	$4,680	(4)
Cash Payments	$335,669		$755,813		$—
Continuation of Benefits(5)	$11,292	(6)	$12,534	(7)	$—

Total Cash Benefits and Payments	$346,961		$777,707		$4,680

(1)	Includes 1,955 option shares that are not beneficially owned by Mr. Fishel.
(2)	Includes 978 option shares that are not beneficially owned by Mr. Fishel.
(3)

Includes only the value of the accelerated in-the-money stock options held by Mr. Fishel as of December 29, 2012. Excludes 60,000 out-of-the-money stock options held by Mr. Fishel as of December 29, 2012.

(4)

Includes only the value of the accelerated in-the-money stock options held by Mr. Fishel as of December 29, 2012. Excludes 30,000 out-of-the-money stock options held by Mr. Fishel as of December 29, 2012.

(5)	Assumes that Mr. Fishel does not commence employment with another employer during the period from December 30, 2012 through December 29, 2013.
(6)	Comprised of COBRA benefits for Mr. Fishel and his dependent for 12 months.
(7)	Comprised of COBRA benefits for Mr. Fishel and his dependent for 12 months and life insurance for Mr. Fishel for 12 months.

Yongsam Lee

	Termination
Executive Benefits, Payments and Acceleration of Vesting of Options	By Masimo Without Cause Outside a Change in Control		By Masimo Without Cause or by Mr. Lee for Good Reason in Connection with a Change in Control		Change in Control
Number of Option Shares Accelerated	—		84,000		42,000
Value of Option Shares Accelerated	$—		$9,360	(1)	$4,680	(2)
Cash Payments	$329,244		$739,772		$—
Continuation of Benefits(3)	$16,236	(4)	$17,046	(5)	$—

Total Cash Benefits and Payments	$345,480		$766,178		$4,680

(1)	Includes only the value of the accelerated in-the-money stock options held by Mr. Lee as of December 29, 2012. Excludes 60,000 out-of-the-money stock options held by Mr. Lee as of December 29, 2012.
(2)	Includes only the value of the accelerated in-the-money stock options held by Mr. Lee as of December 29, 2012. Excludes 30,000 out-of-the-money stock options held by Mr. Lee as of December 29, 2012.

(3)	Assumes that Mr. Lee does not commence employment with another employer during the period from December 30, 2012 through December 29, 2013.
(4)	Comprised of COBRA benefits for Mr. Lee and his dependents for 12 months.
(5)	Comprised of COBRA benefits for Mr. Lee and his dependents for 12 months and life insurance for Mr. Lee for 12 months.

Non-Employee Director Compensation

We have adopted a non-employee director compensation policy. Under this policy, our Audit Committee chairperson receives an annual cash retainer of $40,000, payable on a quarterly basis in arrears. Except as otherwise provided by our Board or Compensation Committee, no other non-employee director is entitled to receive any cash compensation for his service on our Board or any committee thereof. However, our non-employee directors are entitled to reimbursement for their reasonable expenses incurred in connection with attending meetings of our Board and committees thereof and performing their functions and duties as directors.

Our Board has adopted the following policy with respect to granting stock options to non-employee directors. Our Audit Committee chairperson received a stock option grant for 150,000 shares of common stock, which vests at a rate of 20% per year. Upon first becoming a member of our Board of Directors, unless otherwise determined by our Compensation Committee, each non-employee director other than our Audit Committee chairperson receives an option to purchase 50,000 to 100,000 shares of our common stock that vests at a rate of 20% per year on each anniversary of the grant date. Our Compensation Committee will determine the size of the award to be made. Upon the vesting of 60% of the initial option award to our Audit Committee chairperson and other outside directors, our Compensation Committee will provide our Audit Committee chairperson or other outside director, as applicable, additional option grants to purchase 20,000 shares that vest at a rate of 20% per year on each anniversary of the grant date. All awards made to our non-employee directors in the future will be made under our 2007 Plan or a successor plan. Because we awarded two option grants to our outside directors in fiscal 2011, we did not grant any type of equity award to our non-employee directors during fiscal 2012. Our Audit Committee chairperson was the only non-employee director who received cash compensation for his Board and committee service in fiscal 2012. The non-employee director compensation policy does not represent a contractual commitment enforceable by any director and it may be modified by the Board in its discretion at any time.

The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities to the members of our Board of Directors for the fiscal year ended December 29, 2012.

Name(1)(2)	Fees Earned or Paid in Cash		Option Awards(3)	All Other Compensation	Total
Steven J. Barker, M.D., Ph.D.	—		$—	—	$—
Edward L. Cahill	—		—	—	—
Robert Coleman, Ph.D.	—		—	—	—
Sanford Fitch	$40,000	(3)	—	—	40,000
Jack Lasersohn	—		—	—	—

(1)

Joe Kiani, our Chairman and Chief Executive Officer and a named executive officer, is not included in this table as he is an employee of ours and therefore receives no compensation for his service as a director. Mr. Kiani’s compensation is included in the “Summary Compensation Table” above.

(2)

As of December 29, 2012, each of our non-employee directors held the following number of options: Steven J. Barker, M.D., Ph.D.—190,000; Edward L. Cahill—80,000; Robert Coleman, Ph.D.—199,400; Sanford Fitch—115,000; and Jack Lasersohn—110,000.

(3)	Consists of an annual retainer paid to our Audit Committee chairperson pursuant to our non-employee director compensation policy.

Compensation Committee Interlocks and Insider Participation

In 2012, our Compensation Committee consisted of Drs. Barker and Coleman and Mr. Lasersohn. There are no relationships between the members of the Compensation Committee and our executive officers of the type contemplated in the SEC’s rules requiring disclosure of “compensation committee interlocks.” None of the members of the Compensation Committee is our employee and no member has been an officer of Masimo at any time.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the SEC’s rules and regulations with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 29, 2012.

Compensation Committee

Dr. Steven J. Barker Dr. Robert Coleman Mr. Jack Lasersohn

This foregoing compensation committee report is not “soliciting material,” is not deemed “filed” with the SEC, and shall not be deemed incorporated by reference by any general statement incorporating by reference this Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 29, 2012, into any filing of ours under the Securities Act of 1933, as amended, or under the Exchange Act, except to the extent we specifically incorporate this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 15, 2013, with respect to the beneficial ownership of shares of our common stock by:

•	each person or group known to us to be the beneficial owner of more than five percent of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

This table is based upon information supplied by officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of March 15, 2013. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 57,068,736 shares of common stock outstanding as of March 15, 2013, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options that are either immediately exercisable or exercisable on or before May 14, 2013, which is 60 days after March 15, 2013. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Masimo Corporation, 40 Parker, Irvine, California 92618.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Number of Shares	Percent of Class(1)
Named Executive Officers and Directors:
Joe Kiani(2)	6,160,114	10.8%
Mark P. de Raad(3)	272,660		*
Jon Coleman(4)	126,398		*
Rick Fishel(5)	197,792		*
Yongsam Lee(6)	255,000		*
Steven J. Barker, M.D., Ph.D.(7)	170,000		*
Edward L. Cahill(8)	75,000		*
Robert Coleman, Ph.D.(9)	229,600		*
Sanford Fitch(10)	134,000		*
Jack Lasersohn(11)	71,000		*
Total Shares Held By Current Executive Officers and Directors (11 persons)(12)	7,835,564	13.7
5% Stockholders:
Joe Kiani(2)	6,160,114	10.8
BlackRock, Inc.(13)	3,913,696	6.9
Janus Capital Management LLC(14)	6,994,594	12.3
The Vanguard Group(15)	2,975,275	5.2

*	Less than one percent.
(1)	For each person and group included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of 57,068,736 shares of common stock outstanding as of March 15, 2013, plus the number of shares of common stock that such person or group had the right to acquire within 60 days after March 15, 2013.
(2)	Comprised of 719,241 shares held directly, 3,982,500 shares held in three trusts for which Mr. Kiani is the sole trustee, 359,000 shares held in one trust for which the reporting person is not the trustee, 9,000 shares held by an immediate family member of Mr. Kiani, 10,373 shares held for Mr. Kiani’s account under our Retirement Savings Plan and options to purchase 1,080,000 shares of common stock that are exercisable within 60 days of March 15, 2013.
(3)	Comprised of 2,660 shares held for Mr. de Raad’s account under our Retirement Savings Plan and options to purchase 270,000 shares of common stock that are exercisable within 60 days of March 15, 2013.

(4)	Comprised of 398 shares of common stock held for Mr. Coleman’s account under our Retirement Savings Plan and options to purchase 126,000 shares of common stock that are exercisable within 60 days of March 15, 2013.
(5)	Comprised of 15,000 shares of common stock held directly and options to purchase 182,792 shares of common stock that are exercisable within 60 days of March 15, 2013.
(6)	Comprised of 69,000 shares of common stock held directly and options to purchase 186,000 shares of common stock that are exercisable within 60 days of March 15, 2013.
(7)	Comprised of 20,000 shares of common stock held directly and options to purchase 150,000 shares of common stock that are exercisable within 60 days of March 15, 2013.
(8)	Comprised of 35,000 shares of common stock held directly and options to purchase 40,000 shares of common stock that are exercisable within 60 days of March 15, 2013.
(9)	Comprised of 70,200 shares of common stock held directly and options to purchase 159,400 shares of common stock that are exercisable within 60 days of March 15, 2013.
(10)	Comprised of 35,000 shares of common stock held directly and options to purchase 99,000 shares of common stock that are exercisable within 60 days of March 15, 2013.
(11)	Comprised of 1,000 shares of common stock held directly and options to purchase 70,000 shares of common stock that are exercisable within 60 days of March 15, 2013.
(12)	Comprised of shares included under “Named Executive Officers and Directors,” and options to purchase an aggregate of 144,000 shares of common stock held by one of our other executive officers that are exercisable within 60 days of March 15, 2013.
(13)	BlackRock, Inc. (“BlackRock”) filed a Schedule 13G/A on February 5, 2013, reporting that it had sole voting and dispositive power with respect to an aggregate of 3,913,696 shares in its capacity as a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G) under the Exchange Act. BlackRock’s address is 40 East 52nd Street, New York, New York 10022.
(14)	Janus Capital Management LLC (“Janus”) filed a Schedule 13G/A on February 14, 2013, reporting that it had sole voting and dispositive power with respect to an aggregate of 6,994,594 shares in its capacity as an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(G) under the Exchange Act and as a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G) under the Exchange Act. Janus’ address is 151 Detroit Street, Denver, Colorado 80206.
(15)	The Vanguard Group (“Vanguard”) filed a Schedule 13G on February 13, 2013, reporting that it had sole dispositive power with respect to 2,905,507 shares and shared dispositive power with respect to 69,768 shares, for an aggregate total of 2,975,275 shares in its capacity as an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E) under the Exchange Act. Vanguards’ address is 100 Vanguard Blvd., Malvern, PA 19355.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 29, 2012 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 29, 2012. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders(1)	8,368,105	$22.78	4,934,149	(2)
Equity compensation plans not approved by security holders(3)	—	—	—

Total	8,368,105	$22.78	4,934,149

(1)

Comprised of the Third Amended and Restated 1996 Incentive Stock Option Nonqualified Stock Option and Restricted Stock Purchase Plan, the 2004 Incentive Stock Option Nonqualified Stock Option and Restricted Stock Purchase Plan and the 2007 Stock Incentive Plan (the “2007 Plan”).

(2)

Comprised solely of shares subject to awards available for future issuance under the 2007 Plan. Pursuant to the terms of the 2007 Plan, the share reserve of the 2007 Plan will automatically increase on the first day of each fiscal year, through fiscal 2017, by three percent of the aggregate number of shares of our common stock outstanding as of the last day of the immediately preceding fiscal year, or such lesser amount, including zero, determined by our Board or our Compensation Committee prior to the commencement of the fiscal year.

(3)	As of December 29, 2012, we did not have any equity compensation plans that were not approved by our stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Person Transactions Policy and Procedures

In March 2008, we adopted a written Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of transactions with related persons. For purposes of our policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we (including any of our subsidiaries) and any “related person” were, are or will be participants involving an amount that exceeds $120,000. For purposes of the policy, a related person is:

•

any person who is or was a director or executive of ours since the beginning of our immediately preceding fiscal year or an immediate family member of, or person sharing a household with, any of the foregoing individuals;

•

any person known by us to be the beneficial owner of more than five percent of the outstanding voting securities or, if the beneficial owner is an individual, an immediate family member of, or person sharing a household with, any of the foregoing individuals; and

•

any firm, corporation or other entity in which any of the foregoing individuals is employed or is a general partner or principal or in a similar position, or in which any of the foregoing individuals has a five percent or greater beneficial interest.

Under the policy, prior to entering into a related person transaction, our legal department must present information regarding the proposed related person transaction to our Nominating, Compliance and Corporate Governance Committee for approval at its next regularly scheduled meeting (or, where our legal department, in consultation with our Chief Executive Officer or Chief Financial Officer, determines that it is not practicable to or desirable to wait until the next meeting of the Nominating, Compliance and Corporate Governance Committee, to the Chairperson of our Nominating, Compliance and Corporate Governance Committee, who is authorized under the policy to act on behalf of the Nominating, Compliance and Corporate Governance Committee with respect to matters covered by the policy between meetings of the Nominating, Compliance and Corporate Governance Committee). The presentation must include:

•	a description of the related person’s relationship to us and interest in the related person transaction;

•	the material terms of the proposed related person transaction;

•	the perceived benefits to us of the proposed related person transaction;

•	if applicable, the availability to us of other sources for comparable products or services subject to the proposed related person transaction; and

•

an assessment of whether the proposed related person transaction is on terms that are comparable to the terms available to or from, as applicable, a third party that is not a related person or to our employees generally.

To identify proposed related person transactions in advance, our legal department relies on information supplied by our directors, executive officers or our business unit or function/department leader responsible for the proposed related person transaction. In considering related person transactions, the Nominating, Compliance and Corporate Governance Committee takes into account all relevant facts and circumstances related to the proposed transaction including, but not limited to the information discussed above and, in the event the related person is a director or an immediate family member or affiliate of a director, the impact of the proposed related person transaction on the director’s independence. In the event a member of the Nominating, Compliance and Corporate Governance Committee, or any immediate family member or affiliate of a member of the Nominating, Compliance and Corporate Governance Committee is the related person, the Nominating, Compliance and Corporate Governance Committee person is prohibiting from participating in any review, consideration or approval of the related person transaction. The policy requires that the Nominating, Compliance and Corporate Governance Committee shall only approve a related person transaction if it determines in good faith that the transaction is in, or is not inconsistent with, our best interests and the best interests of our stockholders.

Under the policy, the following related person transactions are deemed to be pre-approved by the Nominating, Compliance and Corporate Governance Committee regardless of the amount involved:

•	employment and compensation of our executive officers, subject to certain exceptions;

•	compensation of our directors, subject to certain exceptions;

•

certain transactions between us and an unrelated third party entity in which the related person’s only relationship with the third party is as an employee (other than an executive officer), director or beneficial owner of less than 10% of the other entity’s shares, subject to certain limitations;

•	certain charitable contributions; and

•	transactions in which all of our security holders receive the same benefit on a pro rata basis.

The policy also permits our Nominating, Compliance and Corporate Governance Committee to ratify, amend, rescind or terminate any related person transaction that is not pre-approved in accordance with the terms above.

Transactions with Related Persons

The following is a description of transactions or series of transactions since December 30, 2012, or any currently proposed transaction, to which we were or are to be a participant in which the amount involved in the transaction or series of transactions exceeds $120,000, and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements that are described under Part III, Item 11, “Compensation Discussion and Analysis—Employment Agreement and Offer Letters” above.

Cercacor Laboratories, Inc.

Cercacor Laboratories, Inc. (“Cercacor”) is an independent entity spun off from us to our stockholders in 1998. Joe Kiani and Jack Lasersohn, members of our Board, are also members of the board of directors of Cercacor. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor. We are a party to a cross-licensing agreement with Cercacor, which was amended and restated effective January 1, 2007 (the “Cross-Licensing Agreement”), that governs each party’s rights to certain of the intellectual property held by the two companies. Pursuant to the Cross-Licensing Agreement, from December 30, 2012 through February 23, 2013, we paid Cercacor $0.8 million in royalty payments. In addition, to accelerate the product development of Masimo’s total hemoglobin spot check measurement device, in February 2009, Masimo agreed to fund additional Cercacor engineering expenses. Specifically, these expenses included third party engineering materials and supplies expense as well as 50% of total Cercacor engineering and engineering related payroll expenses from April 2009 until completion of the product development efforts. Beginning in 2012, due to a revised estimate of the support required by Masimo to complete the various total hemoglobin related projects, Masimo’s Board approved an increase in the percentage of Cercacor’s total engineering and engineering related payroll expenses funded by Masimo from 50% to 60%. These expenses totaled $0.7 million from December 30, 2012 through February 23, 2013.

Prior to our initial public offering in August 2007, our stockholders owned approximately 99.9% of the outstanding capital stock of Cercacor, and we believe that as of March 15, 2013, a number of stockholders of Cercacor continued to own shares of our common stock.

Indemnification Agreements with Directors and Executive Officers

We have entered into indemnity agreements with our directors and executive officers under which we agreed to indemnify those individuals under the circumstances and to the extent provided for in the agreements, for expenses, damages, judgments, fines, settlements and any other amounts they may be required to pay in actions, suits or proceedings which they are or may be made a party or threatened to be made a party by reason of their position as a director, officer or other agent of ours, and otherwise to the fullest extent permitted under Delaware law and our bylaws. We also have an insurance policy covering our directors and executive officers with respect to certain liabilities, including liabilities arising under the Securities Act of 1933, as amended, or otherwise. We believe that these provisions and insurance coverage are necessary to attract and retain qualified directors, officers and other key employees.

Registration Rights

Pursuant to our Fifth Amended and Restated Registration Rights Agreement dated September 14, 1999, certain stockholders affiliated with two of our directors, Messrs. Cahill and Lasersohn, have the right in specified circumstances to require us to register their shares under the Securities Act of 1933, as amended, for resale to the public. Generally, we are required to bear all registration and selling expenses incurred in connection with any registration required by these stockholders, other than underwriting discounts and commissions. We are also required to bear the reasonable fees and expenses of one counsel for the selling stockholders in each registration.

Independence of the Board of Directors

Our Board has the responsibility for establishing corporate policies and for the overall performance of the Company, although it is not involved in day-to-day operations. As required under the marketplace rules of Nasdaq, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by our Board. Our Board consults with our counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in applicable Nasdaq rules, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and Masimo, our senior management and our independent auditors, our Board has determined that all of our directors other than Mr. Kiani are independent, as defined in Nasdaq Listing Rule 5605(a)(2). Thus, our Board has determined that all members of the Audit Committee, the Compensation Committee and the Nominating, Compliance and Corporate Governance Committee are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following table represents aggregate fees billed to Masimo for the fiscal years ended December 29, 2012 and December 31, 2011 by Grant Thornton, our principal auditors for such periods. All fees described below were approved by the Audit Committee.

	Fiscal Year Ended
	December 29, 2012	December 31, 2011
Audit Fees(1)	$1,069,460	$1,237,362
Audit-Related Fees(2)	106,317	62,142
Tax Fees(3)	176,827	152,868
All Other Fees	—	—

Total Fees	$1,352,604	$1,452,372

(1)	Audit fees consist of fees billed for services rendered for the audit of our consolidated annual financial statements, including performance of the attestation procedures required by Section 404 of the Sarbanes-Oxley Act of 2002, review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Grant Thornton in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are traditionally performed by the independent accountant and include fees reasonably related to the performance of the audit or review of our interim consolidated financial statements and not reported under the caption “Audit Fees.” For the fiscal year ended December 29, 2012, these services included fees primarily for the audit of our retirement savings plan and consultation services on various accounting issues related to our acquisitions. For the fiscal year ended December 31, 2011, these services included fees primarily for the audit of our retirement savings plan and consultation services related to the impact of future accounting pronouncements on our consolidated financial statements.
(3)	Tax fees consist of fees for preparation of our federal and state income tax returns, general consultation and international tax research.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy for the pre-approval of audit and non-audit services rendered by our independent auditors, Grant Thornton. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditors or on an individual explicit case-by-case basis before the independent auditors are engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. By the adoption of this policy, the Audit Committee has delegated the authority to pre-approve services to the Chairperson of the Audit Committee, subject to certain limitations.

The Audit Committee has determined that the rendering of the services other than audit services by Grant Thornton is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The Consolidated Financial Statements of Masimo Corporation and Report of Grant Thornton LLP, Independent Registered Public Accounting Firm, are included in a separate section of this Form 10-K beginning on page F-1.:

(a)(2) Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or the Notes thereto.

(a)(3) Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3(11)	Amended and Restated Bylaws (Exhibit 3.2)

4.1(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999 between the Registrant and certain of its stockholders (Exhibit 4.2)

4.3(2)	Rights Agreement, dated November 9, 2007, between the Registrant and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)

4.4(4)#	Masimo Retirement Savings Plan (Exhibit 4.7)

10.1(1)#	Form of Indemnity Agreement between the Registrant and its officers and directors (Exhibit 10.1)

10.2(12)#	Amended and Restated Employment Agreement, dated February 7, 2012, between Joe Kiani and the Registrant (Exhibit 10.2)

10.3(1)#	Offer Letter, dated February 15, 1996, between Yongsam Lee and the Registrant (Exhibit 10.7)

10.4(6)#	Offer Letter, dated May 21, 2004, between Rick Fishel and the Registrant (Exhibit 10.13)

10.5(1)#	Offer Letter, dated June 9, 2006, between Mark P. de Raad and the Registrant (Exhibit 10.9)

10.6(1)#	Offer Letter, dated March 30, 2007, between Anand Sampath and the Registrant (Exhibit 10.8)

10.7(6)#	Offer Letter, dated July 23, 2008, between Jon Coleman and the Registrant (Exhibit 10.9)

10.8(10)#	Executive Annual Cash Bonus Award Plan, effective January 1, 2007 (Exhibit 10.2)

10.9(1)#	Executive Multi-Year Cash Bonus Award Plan, effective January 1, 2008 (Exhibit 10.41)

10.10(6)#	CEO and Executive Officer Equity Award Compensation Policy, effective January 4, 2008 (Exhibit 10.53)

10.11#**	Amended and Restated 2007 Severance Protection Plan and Summary Plan Description, effective December 31, 2008

10.12(3)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between the Registrant and Mark P. de Raad (Exhibit 10.2)

10.13(3)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between the Registrant and Yongsam Lee (Exhibit 10.3)

10.14(6)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between the Registrant and Rick Fishel (Exhibit 10.57)

Exhibit Number	Description of Document

10.15#**	2007 Severance Protection Plan Limited Participation Agreement, dated February 18, 2009, by and between the Registrant and Jon Coleman

10.16#**	Amended and Restated 2007 Severance Protection Plan Limited Participation Agreement, dated May 12, 2009, by and between the Registrant and Anand Sampath

10.17(1)#	Third Amended and Restated 1996 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan of the Registrant, as amended, and forms of agreements related thereto (Exhibit 10.31)

10.18(1)#	2004 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan of the Registrant, as amended, and forms of agreements related thereto (Exhibit 10.32)

10.19(1)#	2007 Stock Incentive Plan of the Registrant, and forms of agreements related thereto (Exhibit 10.33)

10.20(1)+	Purchase Agreement, dated July 26, 2001, between Jabil Circuit, Inc. and the Registrant (Exhibit 10.15)

10.21(1)+	Shelter Labor Services Agreement, dated December 27, 2000, between Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant (Exhibit 10.11)

10.22(5)+	Lease Agreement effective as of September 1, 2007, by and among Industrias Asociadas Maquiladoras, S.A. de C.V., Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant, as guarantor (Exhibit 10.1)

10.23(7)+	Lease Agreement, relating to the premises at 40 Parker, effective as of November 1, 2009, between the Registrant and Northwestern Mutual Life Insurance Company (Exhibit 10.1)

10.24(7)+	Amendment No. 1 to Lease Agreement, relating to the premises at 50 Parker, dated April 30, 2009, between the Registrant and Northwestern Mutual Life Insurance Company (Exhibit 10.3)

10.25(7)+	Lease Agreement, relating to the premises at 60 Parker, effective as of August 1, 2009, between the Registrant and Northwestern Mutual Life Insurance Company (Exhibit 10.2)

10.26(1)	Settlement Agreement and Release of Claims, dated January 17, 2006, between Cercacor Laboratories, Inc., Nellcor Puritan Bennett, Inc., Mallinckrodt, Inc., Tyco Healthcare Group LP, Tyco International Ltd., Tyco International (US) Inc. and the Registrant (Exhibit 10.30)

10.27(9)	Second Amendment to the January 17, 2006 Settlement Agreement and Release of Claims, as amended pursuant to the January 24, 2006 Amendment to Settlement Agreement and Release of Claims, dated January 28, 2011, by and among Masimo Corporation, Masimo Laboratories, Inc., Nellcor Puritan Bennett LLC, Mallinckrodt Inc., Tyco Healthcare Group LP and Covidien Inc. (Exhibit 10.1)

10.28(1)+	Amended and Restated Cross-Licensing Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (Exhibit 10.34)

10.29(1)	Services Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (Exhibit 10.35)

12.1**	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges

21.1**	List of Registrant’s subsidiaries

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document

32.1**	Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (No. 333-142171), originally filed on April 17, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1, as amended.
(2)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on November 9, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(3)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on January 17, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(4)	Incorporated by reference to the exhibit to the Registrant’s Registration Statement on Form S-8, filed on February 11, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form S-8.
(5)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed on June 5, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(6)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K, filed on March 4, 2009. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.
(7)	Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed on November 4, 2009. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(8)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed on May 18, 2010. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(9)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on January 31, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(10)	Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed on May 4, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-Q.
(11)	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed on October 26, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.
(12)	Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K, filed on February 17, 2012. The number given in parenthesis indicates the corresponding exhibit number in such Form 10-K.
*	Filed herewith.
**	Previously filed with Masimo’s Annual Report on Form 10-K, as filed with the SEC on February 15, 2013, which is being amended hereby.
#	Indicates management contract or compensatory plan.
+	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2013	By:	/S/ JOE KIANI
Joe Kiani Chairman of the Board & Chief Executive Officer