Form 10-Q
period 2013-03-30
MASIMO CORP
filed 2013-05-08
CIK 937556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of March 30, 2013
Common stock, $0.001 par value	56,618,736

MASIMO CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MASIMO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in thousands, except par values)

	March 30, 2013	December 29, 2012
ASSETS
Current assets
Cash and cash equivalents	$81,575	$71,554
Accounts receivable, net of allowance for doubtful accounts of $1,390 and $1,956 at March 30, 2013 and December 29, 2012, respectively	67,835	67,911
Royalties receivable	7,200	7,130
Inventories	48,462	47,358
Prepaid expenses	7,479	8,587
Deferred tax assets	12,879	12,911
Other current assets	3,105	3,896

Total current assets	228,535	219,347
Deferred cost of goods sold	54,823	52,103
Property and equipment, net	23,910	23,924
Intangible assets, net	27,767	27,363
Goodwill	22,789	22,824
Deferred tax assets	22,344	22,363
Other assets	7,659	8,022

Total assets	$387,827	$375,946

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$30,876	$27,033
Accrued compensation	21,460	25,021
Accrued liabilities	19,882	16,648
Income taxes payable	3,431	1,504
Deferred revenue	20,501	19,278
Current portion of capital lease obligations	114	55

Total current liabilities	96,264	89,539
Deferred revenue	454	576
Capital lease obligations, less current portion	239	60
Other liabilities	10,303	10,103

Total liabilities	107,260	100,278
Commitments and contingencies
Equity
Masimo Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at March 30, 2013 and December 29, 2012	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 56,619 and 57,308 shares outstanding at March 30, 2013 and December 29, 2012, respectively	57	57
Treasury stock, 3,934 and 3,156 shares at March 30, 2013 and December 29, 2012, respectively	(79,045)	(63,664)
Additional paid-in capital	262,507	258,783
Accumulated other comprehensive income	3,695	3,542
Retained earnings	90,789	74,361

Total Masimo Corporation stockholders’ equity	278,003	273,079
Noncontrolling interest	2,564	2,589

Total equity	280,567	275,668

Total liabilities and equity	$387,827	$375,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands, except per share amounts)

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenue:
Product	$128,635	$112,219
Royalty	7,307	7,009

Total revenue	135,942	119,228
Cost of goods sold	46,361	39,923

Gross profit	89,581	79,305
Operating expenses:
Selling, general and administrative	52,273	46,472
Research and development	14,167	10,505

Total operating expenses	66,440	56,977

Operating income	23,141	22,328
Non-operating expense	(2,326)	(582)

Income before provision for income taxes	20,815	21,746
Provision for income taxes	4,413	5,980

Net income including noncontrolling interest	16,402	15,766
Net loss attributable to the noncontrolling interest	26	8

Net income attributable to Masimo Corporation stockholders	16,428	15,774

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	153	(413)

Comprehensive income attributable to Masimo Corporation stockholders	$16,581	$15,361

Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.29	$0.27

Diluted	$0.28	$0.27

Weighted average shares used in per share calculations:
Basic	57,240	58,178

Diluted	58,011	59,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net income including noncontrolling interest	$16,402	$15,766
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	2,783	1,760
Share-based compensation	3,413	3,804
Loss on disposal of property and equipment	78	—
Provision (benefit) for doubtful accounts	142	(217)
Provision for obsolete inventory	165	471
Provision for warranty costs	777	619
Income tax benefit from exercise of stock options granted prior to January 1, 2006	12	56
Excess tax deficit from share-based compensation arrangements	164	167
Changes in operating assets and liabilities:
Increase in accounts receivable	(72)	(3,496)
Increase in royalties receivable	(70)	(183)
Increase in inventories	(1,274)	(1,930)
(Increase) decrease in deferred cost of goods sold	(2,741)	1,119
Decrease in prepaid expenses	1,067	3,031
(Increase) decrease in other assets	1,128	(2,090)
Increase in accounts payable	3,874	1,268
Decrease in accrued compensation	(3,405)	(2,198)
Increase (decrease) in accrued liabilities	(436)	170
Increase in income taxes payable	1,779	4,141
Increase in deferred revenue	1,102	683
Increase in other liabilities	213	307

Net cash provided by operating activities	25,101	23,248

Cash flows from investing activities:
Purchases of property and equipment	(1,839)	(1,913)
Increase in intangible assets	(1,107)	(525)
Cash paid for acquisitions	—	(7,176)

Net cash used in investing activities	(2,946)	(9,614)

Cash flows from financing activities:
Repayments of capital lease obligations	(84)	(12)
Proceeds from issuance of common stock	463	275
Excess tax deficit from share-based compensation arrangements	(164)	(167)
Repurchases of common stock	(12,431)	(14,366)

Net cash used in financing activities	(12,216)	(14,270)

Effect of foreign currency exchange rates on cash	82	(398)

Net increase (decrease) in cash and cash equivalents	10,021	(1,034)
Cash and cash equivalents at beginning of period	71,554	129,882

Cash and cash equivalents at end of period	$81,575	$128,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of the Company

Masimo Corporation, or the Company, is a global medical technology company that develops, manufactures and markets noninvasive patient monitoring products. The Company’s mission is to improve patient outcomes and reduce cost of care by taking noninvasive monitoring to new sites and applications. The Company invented Masimo Signal Extraction Technology, or Masimo SET®, which provides the capabilities of Measure-Through Motion and Low Perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. The Company has also developed Masimo rainbow® SET products which monitor multiple blood measurements, including oxygen content, carboxyhemoglobin, methemoglobin and hemoglobin. Additional rainbow® SET measurements that assist clinicians are Pleth Variability Index, respiration rate, Halo IndexTM and In Vivo AdjustmentTM. The Company develops, manufactures and markets a family of patient monitoring solutions which incorporate a monitor or circuit board and sensors, including proprietary single-patient use, reusable and resposable sensors and cables. The Company considers the pulse oximetry device (monitor or circuit board), its sensors and cables and software fees to be products as defined in its condensed consolidated statements of comprehensive income. The Company sells to hospitals and the alternate care market through its direct sales force and distributors, and markets its circuit boards containing the Company’s proprietary algorithm and software architecture to original equipment manufacturer, or OEM, partners.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial statements. The condensed consolidated balance sheet as of December 29, 2012 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed with the SEC on February 15, 2013. The results for the three months ended March 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 28, 2013 or for any other interim period or for any future year.

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

Fiscal Periods

The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 fiscal week quarters and one 14 fiscal week quarter. Fiscal 2012 was on a 52 week fiscal calendar in which the Company’s first, second and third quarters ended on Saturday March 31, 2012, June 30, 2012 and September 29, 2012, respectively, and its fiscal year ended on Saturday, December 29, 2012. Fiscal 2013 is also on a 52 week fiscal calendar in which the Company’s first quarter ended on Saturday, March 30, 2013, the second and third quarters will end on Saturday June 29, 2013 and September 28, 2013, respectively, and its fiscal year will end on Saturday, December 28, 2013.

Use of Estimates

The Company prepares its financial statements in conformity with GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include: determination of accounts receivable allowances, inventory reserves, warranty reserves, rebate reserves, valuation of the Company’s stock options, distributor channel inventory, royalty revenues, deferred revenue, uncertain income tax positions, and the medical device excise tax. Actual results could differ from those estimates.

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

Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this guidance as to specific assets or liabilities. There were no transfers between level 1, level 2 and level 3 inputs during the three months ended March 30, 2013 or March 31, 2012. The Company carries cash and cash equivalents at cost which approximates fair value. As of March 30, 2013 and December 29, 2012, the Company did not have any short-term investments.

The following tables represent the Company’s fair value hierarchy for its financial assets (in thousands):

	Fair Value Measurement as of March 30, 2013 using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$29,999	$—	$—	$29,999
Money Market funds	9,171	—	—	9,171

Total	$39,170	$—	$—	$39,170

	Fair Value Measurement as of December 29, 2012 using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$31,999	$—	$—	$31,999
Money Market funds	1,623	—	—	1,623

Total	$33,622	$—	$—	$33,622

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

Intangible Assets

Costs to renew intangibles are capitalized and amortized over the remaining useful life of the intangible. As of March 30, 2013, the weighted average number of years until the next renewal is two years for patents and six years for trademarks.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Impairment of Goodwill and Intangible assets

The Company follows the current authoritative guidance for goodwill and intangible asset impairment. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. In the first step of the goodwill impairment test, the estimated fair value of the reporting unit is compared with its carrying amount, including goodwill. If the estimated fair value is less than the carrying amount, then a second step must be completed in order to determine the amount of the goodwill impairment. In the second step, the implied fair value of the goodwill is determined by allocating the fair value of all of the reporting unit’s assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the allocation is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

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

No impairment of goodwill, intangible assets or other long-lived assets was recorded during the three months ended March 30, 2013 or March 31, 2012.

Revenue Recognition

The Company follows the current authoritative guidance for revenue recognition. Based on these requirements, the Company recognizes revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. The Company enters into agreements to sell pulse oximetry and related products and services as well as multiple deliverable arrangements that include various combinations of products and services. While the majority of the Company’s sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting including: (a) how the arrangement consideration should be allocated among the deliverables if there are multiple deliverables, (b) when to recognize revenue on the deliverables, and (c) whether undelivered elements are essential to the functionality of the delivered elements. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.

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

A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. Most of the Company’s products in a multiple deliverable arrangement qualify as separate units of accounting. In the case of the Company’s monitoring equipment products containing embedded Masimo SET software, the

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Company has determined that the hardware and software components function together to deliver the products’ essential functionality and, therefore, represent a single deliverable. In accordance with the new guidance, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition guidance. Software deliverables, such as rainbow parameter software, which do not function together with hardware components to provide the products’ essential functionality, continue to be accounted for under software revenue recognition guidance. The Company’s multiple deliverable arrangements may therefore have software deliverables that are subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue recognition accounting guidance for arrangements with multiple deliverables.

The Company’s sales under long-term sensor purchase contracts are generally structured such that the Company agrees to provide up-front and at no charge certain monitoring equipment, software, installation, training and ongoing warranty support in exchange for the hospital’s agreement to purchase sensors over the term of the agreement, which generally ranges from three to six years. The sensors are essential to the functionality of the monitoring equipment and, therefore, represent a substantive performance obligation. The Company does not recognize any revenue when the monitoring and related equipment and software are delivered to the hospitals and installation and training are complete. The Company recognizes revenue for these delivered elements, on a pro-rata basis, as the sensors are delivered under the long-term purchase commitment. The adoption of the new guidance for revenue recognition did not change this pattern of revenue recognition for long-term sensor purchase contracts. The cost of the monitoring equipment initially placed at the hospitals is deferred and amortized to cost of goods sold over the life of the underlying long-term sensor purchase contract.

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

Product Warranty

The Company provides a warranty against defects in material and workmanship for a period ranging from six months to one year, depending on the product type. In the case of long-term sales agreements, the Company typically warrants the products for the term of the agreement, which generally ranges from three to six years. In traditional sales activities, including direct and OEM sales, the Company establishes an accrual for the estimated costs of warranty at the time of revenue recognition. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales. In long-term sales agreements, revenue related to extended warranty is recognized over the life of the contract, while the product warranty costs related to the long-term sales agreements are expensed as incurred.

Changes in the product warranty accrual were as follows (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Warranty accrual, beginning of period	$838	$698
Provision for warranty costs	777	619
Warranty expenditures	(600)	(621)

Warranty accrual, end of period	$1,015	$696

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Comprehensive Income

Authoritative accounting guidance establishes requirements for reporting and disclosure of comprehensive income and its components. Comprehensive income includes foreign currency translation adjustments and related tax benefits, which have been excluded from net income including noncontrolling interest, and reflected in Masimo Corporation stockholders’ equity.

The change in Accumulated Other Comprehensive Income is as follows (in thousands):

Three Months Ended March 30, 2013
Accumulated Other Comprehensive Income, beginning of period	$3,542
Foreign currency translation adjustments	153

Accumulated Other Comprehensive Income, end of period	$3,695

Net Income Per Share

Basic net income per share attributable to Masimo Corporation for the three months ended March 30, 2013 and March 31, 2012 is computed by dividing net income attributable to Masimo Corporation stockholders by the weighted average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation stockholders for the three months ended March 30, 2013 and March 31, 2012 is computed by dividing the net income attributable to Masimo Corporation stockholders by the weighted average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the three months ended March 30, 2013 and March 31, 2012, options to purchase 6.7 million and 6.3 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented. Based on authoritative accounting guidance, the Company reduced its net income including noncontrolling interest by the amount of net loss attributable to noncontrolling interest for the three months ended March 30, 2013 and March 31, 2012. A reconciliation of basic and diluted net income per share attributable to Masimo Corporation stockholders is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2013	March 31, 2012
Net income attributable to stockholders of Masimo Corporation:
Net income including noncontrolling interest	$16,402	$15,766
Net loss attributable to the noncontrolling interest	26	8

Net income attributable to Masimo Corporation stockholders	$16,428	$15,774

Basic net income per share attributable to Masimo Corporation stockholders:
Net income attributable to Masimo Corporation stockholders	$16,428	$15,774

Weighted average shares outstanding - basic	57,240	58,178

Basic net income per share attributable to Masimo Corporation stockholders	$0.29	$0.27

Diluted net income per share attributable to Masimo Corporation stockholders:
Weighted average shares outstanding - basic	57,240	58,178
Diluted share equivalent: stock options	771	964

Weighted average shares outstanding - diluted	58,011	59,142

Diluted net income per share attributable to Masimo Corporation stockholders	$0.28	$0.27

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Cercacor Laboratories, Inc.

Cercacor Laboratories, Inc., or Cercacor, is an independent entity spun off from the Company to its stockholders in 1998. Joe Kiani and Jack Lasersohn, members of the Company’s board of directors, or Board, are also members of the board of directors of Cercacor. Joe Kiani, the Company’s Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor. The Company is a party to a Cross-Licensing Agreement with Cercacor, which was most recently amended and restated effective January 1, 2007, or the Cross-Licensing Agreement, that governs each party’s rights to certain intellectual property held by the two companies.

Under the Cross-Licensing Agreement, the Company granted Cercacor an exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® owned by the Company, including all improvements on this technology, for the monitoring of non-vital signs measurements and to develop and sell devices incorporating Masimo SET® for monitoring non-vital signs measurements in any product market in which a product is intended to be used by a patient or pharmacist rather than a professional medical caregiver. The Company refers to this market as the Cercacor Market. The Company also granted Cercacor a non-exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® for the measurement of vital signs in the Cercacor Market.

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

The Company’s license to rainbow® technology for these parameters in these markets is exclusive on the condition that the Company continues to pay Cercacor royalties on its products incorporating rainbow® technology, subject to certain minimum aggregate royalty thresholds, and that the Company use commercially reasonable efforts to develop or market products incorporating the licensed rainbow® technology. The royalty is up to 10% of the rainbow® royalty base, which includes handhelds, tabletop and multi-parameter devices. Handheld products incorporating rainbow® technology will carry up to a 10% royalty rate. For other products, only the proportional amount attributable for that portion of the Company’s devices used to monitor non-vital signs measurements, rather than for monitoring vital signs measurements, and sensors and accessories for measuring only non-vital signs parameters, will be included in the 10% rainbow® royalty base. Effective January 2009, for multi-parameter devices, the rainbow® royalty base includes the percentage of the revenue based on the number of rainbow® enabled measurements. For hospital contracts where the Company places equipment and enters into a sensor contract, the Company pays a royalty to Cercacor on the total sensor contract revenues based on the ratio of rainbow® enabled devices to total devices.

The Company is also subject to certain specific annual minimum aggregate royalty payments. These minimum aggregate royalty payments were $1.3 million for each of the three months ended March 30, 2013 and March 31, 2012. In addition, in connection with a change in control, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for all licensed rainbow® measurements payable to Cercacor will increase to $15.0 million per year and up to $2.0 million per year for other rainbow® measurements.

In February 2009, in order to accelerate the product development of an improved hemoglobin spot-check measurement device, Pronto-7®, the Company’s board of directors agreed to fund additional engineering expenses of Cercacor. Specifically, these expenses included third party engineering materials and supplies expense as well as 50% of Cercacor’s total engineering and engineering related payroll expenses, from April 2009 through June 2010, the original anticipated completion date of this product development effort. Since July 2010, Cercacor has continued to assist the Company with product development efforts and charged the Company accordingly. Beginning in 2012, due to a revised estimate of the support required by the Company to

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

complete the various Pronto-7® related projects, the Company’s board of directors approved an increase in the percentage of Cercacor’s total engineering and engineering related payroll expenses funded by the Company from 50% to 60%. During the three months ended March 30, 2013, and until both parties agree to end these services, Cercacor assisted and will continue to assist the Company with continuing productization efforts of the new handheld noninvasive multi-parameter spot-check hemoglobin testing device. During the three months ended March 30, 2013 and March 31, 2012, the expenses for these additional services, material and supplies totaled $1.1 million and $0.8 million, respectively.

The condensed consolidated balance sheets include a noncontrolling interest in Cercacor of $2.6 million as of each of March 30, 2013 and December 29, 2012, which represents the value of common stock, additional paid in capital and retained earnings of Cercacor, which are not available to the Company. In addition, the condensed consolidated balance sheets include, net of intercompany eliminations, total assets of $9.3 million and $9.0 million as of March 30, 2013 and December 29, 2012, respectively, related to Cercacor. Cercacor’s total assets as of March 30, 2013 included $4.4 million for intangible assets, $2.4 million for property and equipment and $1.8 million related to deferred tax assets. Its total assets as of December 29, 2012 included $4.2 million for intangible assets, $2.5 million for property and equipment and $1.8 million related to deferred tax assets. The condensed consolidated balance sheets include total liabilities, net of intercompany eliminations, of $1.9 million and $2.0 million as of March 30, 2013 and December 29, 2012, respectively, related to Cercacor.

Pursuant to authoritative accounting guidance, Cercacor is consolidated within the Company’s financial statements for all periods presented. The Company is required to consolidate Cercacor since the Company is deemed to be the primary beneficiary of Cercacor’s activities. This determination is based on the Company’s ability to direct the activities that most significantly impact Cercacor’s economic performance and the Company’s obligation to absorb Cercacor’s expected losses. Accordingly, all intercompany royalties, option and license fees and other charges between the Company and Cercacor as well as all intercompany payables and receivables have been eliminated in the consolidation. Also, all direct engineering expenses that have been incurred by the Company and charged to Cercacor, or that have been incurred by Cercacor and charged to the Company, have not been eliminated and are included as research and development expense in the Company’s condensed consolidated statements of comprehensive income. Upon consolidation, $0.7 million and $0.6 million of receivables due from the Company as of March 30, 2013 and December 29, 2012, respectively, were eliminated. Also upon consolidation, $4.9 million of deferred revenue related to technology licensed to the Company as of each of March 30, 2013 and December 29, 2012 was eliminated. Assets of Cercacor can only be used to settle obligations of Cercacor and creditors of Cercacor have no recourse to the general credit of the Company.

For the foreseeable future, the Company anticipates that it will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a VIE or in the event that the Company is no longer the primary beneficiary of Cercacor, the Company may discontinue consolidating the entity.

The changes in noncontrolling interest for Cercacor are as follows (in thousands):

Three Months Ended March 30, 2013
Noncontrolling interest, beginning of period	$2,589
Increase in additional paid-in capital of noncontrolling interest	1
Net loss attributable to noncontrolling interest	(26)
Other comprehensive income attributable to noncontrolling interest	—

Noncontrolling interest, end of period	$2,564

4. Acquisitions

Spire Semiconductor

On March 9, 2012, the Company acquired substantially all of the assets and certain liabilities of Spire Semiconductor, LLC, or Spire, a maker of advanced light emitting diode and other advanced component-level technologies. In 2012, Spire Semiconductor was renamed Masimo Semiconductor, Inc., a wholly-owned subsidiary of Masimo Corporation. The acquisition gave the Company an advanced ability to develop custom components, accelerate development cycles, and optimize future product costs. Masimo Semiconductor, based in New Hampshire, specializes in wafer epitaxy, foundry services and device fabrication for biomedical, telecommunications, consumer products and other markets.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Under the acquisition agreement, the Company paid $7.2 million and assumed $1.2 million of Spire’s liabilities. Simultaneous with this asset acquisition, the Company entered into a lease agreement with a related party to Spire to lease manufacturing and office space in New Hampshire through March 2017.

All the assets and liabilities acquired from Spire as of March 9, 2012, and Masimo Semiconductor’s operating results since the acquisition date, have been included in these condensed consolidated financial statements. Pro forma results of operations for this acquisition were not presented because the effect of this acquisition was not material to the Company’s financial condition or results of operations.

Phasein (currently Masimo Sweden)

On July 27, 2012, the Company acquired PHASEIN AB, or Phasein, a developer and manufacturer of ultra-compact mainstream and sidestream capnography and gas monitoring technologies. In 2013, Phasein was renamed Masimo Sweden. The acquisition of Phasein’s technologies complements the Company’s breakthrough innovations for patient monitoring with a portfolio of products ranging from OEM solutions for external “plug-in-and-measure” capnography and gas analyzers and integrated modules to handheld capnometer devices.

With multiple measurements delivered through either mainstream or sidestream options, the Company’s customers can benefit from CO2, N2O, O2 and anesthetic agent monitoring in many hospital environments, such as operating rooms, procedural sedation and intensive care units.

The Company paid $30.5 million for all outstanding shares of Phasein. The final purchase price allocation resulted in $16.1 million assigned to goodwill, $12.6 million assigned to intangible assets, $1.4 million assigned to inventory, $2.4 million assigned to various other assets and $2.0 million assigned to various liabilities. The Company funded the acquisition entirely with existing cash and cash equivalents. The assets acquired from, and the liabilities assumed in connection with, the acquisition of Phasein, as well as its results of operations since the acquisition date, are included in these condensed consolidated financial statements. Pro forma results of operations for this acquisition were not presented because the effect of this acquisition was not material to the Company’s financial condition or results of operations.

5. Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments that are readily convertible into known amounts of cash, to be cash equivalents. As of March 30, 2013, the Company’s cash balance was $42.4 million, which was comprised of checking accounts. Additionally, the Company had cash equivalents of $39.2 million, consisting of $30.0 million of U.S. Treasury bills with a maturity of three months or less at the date of purchase and $9.2 million of money market funds. As of December 29, 2012, the Company’s cash balance was $38.0 million, comprised of checking accounts. Additionally, the Company had cash equivalents of $33.6 million, consisting of $32.0 million of U.S. Treasury bills and $1.6 million of money market funds.

6. Royalties Receivable

The royalty receivable of $7.2 million as of March 30, 2013 represents the Company’s estimated amount due for the three months ended March 30, 2013. Pursuant to the settlement agreement with Nellcor Puritan Bennett, Inc. (currently Covidien Ltd., or Covidien), the royalties are paid to the Company based on a percentage of sales of Covidien U.S. -based pulse oximetry products. The Company recognizes royalty revenue based on the royalty rate per the settlement agreement multiplied by its estimate of Covidien’s sales for each quarter. Any adjustments to the quarterly estimate are recorded prospectively in the following quarter, when the Company receives the Covidien royalty report and payment, which is generally 60 days after the end of each of Covidien’s fiscal quarters.

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

	March 30, 2013	December 29, 2012
Raw materials	$27,151	$24,704
Work in-process	4,955	4,856
Finished goods	16,356	17,798

Total	$48,462	$47,358

8. Stock Repurchase Program

In February 2013, the Company’s board of directors authorized the repurchase of up to 6.0 million shares of the Company’s common stock under a repurchase program. The stock repurchase program was carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases, Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the three months ended March 30, 2013, 0.8 million shares were repurchased, at an average price of $19.77 per share, totaling $15.4 million. Of this amount, $12.4 million was settled prior to March 30, 2013 and $3.0 million was settled after March 30, 2013, which is recorded as an accrued liability in the accompanying condensed consolidated balance sheet as of March 30, 2013. During the three months ended March 31, 2012, under a previously authorized share repurchase program, 0.9 million shares were repurchased, at an average price of $22.56 per share, totaling $21.2 million. Of this amount, $14.4 million was settled prior to March 31, 2012 and $6.8 million was settled after March 31, 2012, which was recorded as an accrued liability as of March 31, 2012.

9. Share-Based Compensation

On August 7, 2007, in connection with the Company’s initial public offering, the 2007 Stock Incentive Plan, or the 2007 Plan, became effective. Under the 2007 Plan, 3.0 million shares of common stock were initially reserved for future issuance, plus shares available under the prior year equity incentive plans and shares that become available under the 2007 Plan due to forfeitures at prices not less than the fair market value of the Company’s common stock on the date the option is granted. The options generally vest annually over five years using the straight-line method, unless otherwise provided, and expire ten years from the date of grant. Options forfeited under any of the Company’s stock incentive plans are automatically added to the share reserve of the 2007 Plan. Pursuant to the “evergreen” provision contained in the 2007 Plan, an additional 1.7 million shares of common stock were added to the share reserve of the 2007 Plan on January 1, 2012 and December 30, 2012, which represented 3% of the Company’s total shares outstanding as of December 31, 2011 and December 29, 2012. Subject to applicable laws, the Company may terminate the 2007 Plan at any time. If not terminated sooner, the 2007 Plan will automatically terminate on August 7, 2017.

During the fiscal year ended December 29, 2012, the Company issued 0.2 million shares of common stock as a result of stock option exercises. The number and weighted average exercise price of options issued and outstanding under all stock option plans are as follows (in thousands, except for exercise prices):

	Three Months Ended March 30, 2013
	Shares	Average Exercise Price
Options outstanding, beginning of period	8,368	$22.78
Granted	789	$19.96
Canceled	(240)	$23.66
Exercised	(89)	$5.21

Options outstanding, end of period	8,828	$22.68

Options exercisable, end of period	5,137	$22.36
Options available for grant, end of period	6,105

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s share-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Risk-free interest rate	0.9% to 1.0%	0.9% to 1.3%
Expected term	5.5 years	5.5 years
Estimated volatility	37.3% to 39.6%	37.7% to 42.6%
Expected dividends	0%	0%
Weighted-average fair value of options granted	$7.34	$8.00

The total share-based compensation expense for the three months ended March 30, 2013 and March 31, 2012 was $3.4 million and $3.8 million, respectively. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of March 30, 2013 was $15.8 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of March 30, 2013 was $15.7 million. The aggregate intrinsic value of options exercised during the three months ended March 30, 2013 was $1.4 million. The aggregate intrinsic value is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The unrecognized share-based compensation as of March 30, 2013 was $30.1 million related to unvested options granted after January 1, 2006. The weighted average remaining contractual term of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of March 30, 2013 was 3.5 years. The weighted average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of March 30, 2013 was 3.2 years.

10. Commitments and Contingencies

Leases

The Company leases its facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through March 2017. Certain facilities leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight line method based on total lease payments. The Company also received certain leasehold improvement incentives totaling $0.7 million for its headquarters facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of each of March 30, 2013 and December 29, 2012, rent expense accrued in excess of the amount paid aggregated $0.8 million and is classified in other liabilities in the accompanying condensed consolidated balance sheets. The Company also leases automobiles in Europe that are classified as operating leases and expire at various dates through June 2015. The majority of these leases are non-cancelable. The Company also has capital leases outstanding for office equipment and computer equipment, all of which are non-cancelable.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Future minimum lease payments under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands) (including interest):

	As of March 30, 2013
	Operating Leases	Capital Leases	Total
2013 (balance of year)	$4,089	$44	$4,133
2014	4,159	108	4,267
2015	2,358	80	2,438
2016	2,060	80	2,140
2017	649	75	724
Thereafter	19	—	19

Total	$13,334	$387	$13,721

Rental expense related to operating leases was $1.3 million and $1.0 million for the three months ended March 30, 2013 and March 31, 2012, respectively. The Company leases office equipment and computer equipment, which have interest rates ranging from 4.3% to 6.6% per year and mature on various dates from April 2013 through October 2017.

Employee Retirement Savings Plan

In 1996, the Company adopted the Masimo Retirement Savings Plan, or the Plan, which is a 401(k) plan covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches 100% of an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the Plan on a discretionary basis. The Company contributed $0.4 million and $0.3 million to the Plan for the three months ended March 30, 2013 and March 31, 2012, respectively.

Employment and Severance Agreements

As of March 30, 2013, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary with annual increases at the discretion of the Compensation Committee of the board of directors. The employment agreement provides for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement has an initial term of three years, with automatic daily renewal, unless either the Company or the key employee notifies the other party of non-renewal of the agreement. Also, under this employment agreement, the key employee may be entitled to receive certain salary, bonus, equity, tax, medical and life insurance benefits if he is terminated by the Company, if he terminates his employment for good reason under certain circumstances or if there is a change in control of the Company.

As of March 30, 2013, the Company had severance plan participation agreements with three of its executive officers. The participation agreements, or Agreements, are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, or Severance Plan, which became effective on July 19, 2007 and was amended effective December 31, 2008. Under the Agreements, each executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

As of March 30, 2013, the Company had limited severance plan participation agreements with two of its executive officers. These limited participation agreements, or Limited Agreements, are governed by the terms and conditions of the Severance Plan. Under the Limited Agreements, 50% of the executive officer’s unvested and outstanding stock options will immediately vest if the executive officer is terminated by the Company upon a change in control under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

Purchase Commitments

Pursuant to contractual obligations with vendors, the Company had $49.7 million of purchase commitments as of March 30, 2013, which are expected to be purchased within one year. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Concentrations of Risk

The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash deposits in U.S. Treasury bills and money market accounts with major financial institutions. As of March 30, 2013, the Company had $42.4 million of bank balances, of which $2.5 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations. As of March 30, 2013, the Company had $30.0 million in U.S. Treasury bills which are guaranteed by the U.S. federal government and $9.2 million in money market funds that are not guaranteed by the U.S. federal government.

While the Company and its contract manufacturers rely on sole source suppliers for certain components, steps have been taken to minimize the impact of a shortage or stoppage of shipments, such as maintaining a safety stock of inventory and designing products that may be easily modified to use a different component. However, there can be no assurance that a shortage or stoppage of shipments of the materials or components that the Company purchases will not result in a delay in production or adversely affect the Company’s business.

The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended March 30, 2013 and March 31, 2012, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $73.5 million and $61.4 million, respectively.

As of March 30, 2013, three different just-in-time distributors represented 9%, 7% and 7% of the accounts receivable balance. As of December 29, 2012, two different just-in-time distributors each represented 7% of the accounts receivable balance.

For the three months ended March 30, 2013, the Company had sales through two just-in-time distributors, which each represented 14% and 11% of the total revenue, respectively. For the three months ended March 31, 2012, the Company had sales through two just-in-time distributors, which each represented 14% and 12% of the total revenue, respectively. For both periods, the just-in-time distributors took and fulfilled orders from the Company’s direct customers, many of whom have signed long-term sensor agreements with the Company.

Litigation

On February 3, 2009, the Company filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH (collectively, “Philips”) related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. The suit was brought in the U.S. District Court for the District of Delaware. Two patents originally asserted in this suit, related to the Company’s Measure-Through Motion technology, were successfully enforced in the Company’s previous suit against Nellcor. On June 15, 2009, Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH answered the Company’s complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against the Company as well as counterclaims seeking declaratory judgments of invalidity on the patents asserted by the Company against Philips. On July 9, 2009, the Company filed its answer denying Philips’ counterclaims and asserting various defenses. The Company also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against the Company. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. On October 4, 2010, the Court limited the number of patents to be construed to four for the Company and three for Philips. Further, on October 6, 2010, the Court denied Philips’ motion to bifurcate and stay damages in the patent case. On January 17, 2012, the District Court Judge issued a claim construction order. In 2012, the parties completed expert reports and discovery on some of the patents. Summary judgment motions are currently pending before the Court and no order from the court has been issued. In addition, in 2012, the Company asserted additional patents, and the Court ordered that these patents and some of the originally asserted patents be tried in a different phase. Discovery is currently proceeding on the Company’s patents and one Philips’ patent which are not part of the first phase trial. The Company believes that it has good and substantial defenses to the antitrust and patent infringement claims asserted by Philips. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On December 21, 2012, the Company filed suit against Mindray DS USA, Inc. and Shenzhen Mindray Bio-Medical Electronics Co, Ltd. in the U.S. District Court for the Central District of California. The complaint alleges patent infringement, breach of contract and other claims. Mindray DS USA was dismissed from this case based on venue. Shenzhen Mindray has not yet filed its response to the complaint.

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

11. Segment Information and Enterprise Reporting

The Company’s chief decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region, for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single reporting segment, specifically noninvasive patient monitoring solutions and related products. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income including noncontrolling interest. In addition, the Company’s assets are primarily located in the U.S. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues.

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended
	March 30, 2013		March 31, 2012
Geographic Area by Destination
North and South America	$98,722	76.8%	$84,294	75.1%
Europe, Middle East and Africa	18,836	14.6	16,419	14.6
Asia and Australia	11,077	8.6	11,506	10.3

Total product revenue	$128,635	100%	$112,219	100%

United States	$94,269		$80,766

12. Income Taxes

As of March 30, 2013, the balance of the gross unrecognized tax benefit was $7.1 million, of which $6.0 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. As of December 29, 2012, the balance of the gross unrecognized tax benefit was $6.7 million, of which $5.7 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. For the three months ended March 30, 2013 and March 31, 2012, the Company expensed $0 and $0.1 million, respectively, for interest.

The Company conducts business in multiple jurisdictions and, as a result, one or more of the Company’s subsidiaries files income tax returns in U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for each year through 2008. All material state, local and foreign income tax matters have been concluded for each year through 2005.

The provision for income taxes was $4.4 million and $6.0 million, or an effective tax rate of 21.2% and 27.5%, for the three months ended March 30, 2013 and March 31, 2012, respectively. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013, which extended the federal research tax credit retroactively to 2012 and prospectively through the end of 2013. The impact of this change in law was recognized during the three months ended March 30, 2013. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state taxes, permanent differences between pre-tax income for financial reporting purposes and taxable income, research related tax credits, the recognition and derecognition of tax benefits related to uncertain tax positions and anticipated income in jurisdictions in which the Company does business with different effective tax rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to our stock repurchase program; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, which we filed with the SEC on February 15, 2013. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview

We are a global medical technology company that develops, manufactures and markets noninvasive patient monitoring products. Our mission is to improve patient outcomes and reduce cost of care by taking noninvasive monitoring to new sites and applications. We invented Masimo SET® which provides the capabilities of Measure-Through Motion and Low Perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. Pulse oximetry is the noninvasive measurement of the oxygen saturation level of arterial blood, or the blood that delivers oxygen to the body’s tissues, and pulse rate. Pulse oximetry is one of the most common measurements made in and out of hospitals around the world. Masimo SET® has been validated in over 100 independent clinical studies and is the only pulse oximetry technology we are aware of that has been proven to help clinicians detect critical congenital heart disease in newborns, reduce retinopathy of prematurity in neonates and decrease intensive care unit transfers and rapid response activations on the general floor.

Our products consist of a monitor or circuit board, and a recently introduced “Board-in-Cable” solution, for use with our proprietary single-patient use and reusable sensors and cables. We sell our products to end-users through our direct sales force and certain distributors, and also sell some of our products to our OEM partners, for incorporation into their products. As of March 30, 2013, we estimate that the worldwide installed base of our pulse oximeters and OEM monitors that incorporate Masimo SET® was 1,117,000 units, based on an estimated 10 year field life assumption. Our installed base is the primary driver for the recurring sales of our sensors, most notably, single-patient adhesive sensors. Based on industry reports, we estimate that the worldwide pulse oximetry market was over $1 billion in 2012, the largest component of which was the sale of sensors.

After introducing Masimo SET®, we have continued to innovate by introducing breakthrough noninvasive measurements beyond arterial blood oxygen saturation level and pulse rate, which create new market opportunities in both the hospital and non-hospital care settings. In 2005, we launched our Masimo rainbow® SET platform utilizing both Masimo SET® and licensed rainbow® technology, which we believe includes the first devices cleared by the Food and Drug Administration, or FDA, to noninvasively and continuously monitor multiple measurements that previously required invasive or complicated procedures. Also, in 2005, we launched noninvasive carboxyhemoglobin, or SpCO®, allowing measurement of carbon monoxide levels in the blood. Carbon monoxide is the most common cause of poisoning in the world. In 2006, we launched noninvasive methemoglobin, or SpMet®, allowing for the measurement of methemoglobin levels in the blood. Methemoglobin in the blood leads to a dangerous condition known as methemoglobinemia, which occurs as a reaction to some common drugs used in hospitals and outpatient procedures. In 2007, we launched Masimo PVI®. Fluid administration is critical to optimizing fluid status in surgery and critical care, but traditional invasive methods to guide fluid administration often fail to predict fluid responsiveness and newer methods are complicated and costly. In March 2008, we debuted noninvasive hemoglobin, or SpHb®, and in March 2009, we began full market release of SpHb®. Hemoglobin is the oxygen-carrying component of red blood cells and is one of the most frequent invasive laboratory measurements in the world, often measured as part of a complete blood count. A low hemoglobin status is called anemia, which is generally caused by bleeding or the inability of the body to produce red blood cells. In June 2010, we began a full commercial release of continuous and noninvasive monitoring of respiration rate, or RRaTM, via rainbow Acoustic MonitoringTM. Respiration rate is the number of breaths per minute. A low respiration rate is indicative of respiratory depression and high respiration rate is indicative of patient distress. Traditional methods used to measure respiration rate are often considered inaccurate or are not tolerated well by patients. In October 2010, we debuted the Halo IndexTM, which allows continuous global trending and assessment of multiple physiological measurements of a patient with a single number displayed on the Patient SafetyNetTM screen. Halo IndexTM is pending FDA 510(k) clearance.

In July 2010, we began selling the SEDLine® monitor, which measures the brain’s electrical activity and provides information about a patient’s response to anesthesia. In January 2012, we received FDA clearance for the Pronto-7®, a product designed specifically for spot-checking hemoglobin, along with oxygen saturation and pulse rate. In December 2012, we released iSpO2™, a pulse oximeter cable and sensor with Measure-Through Motion and Low Perfusion Masimo SET® technology for use with an iPhone, iPad or iPod touch. We also offer a remote monitoring and clinician notification solution called Patient SafetyNetTM, which includes our Masimo SET® or rainbow® SET monitors at the patient’s bedside along with a central assignment station and wired or wireless server. Patient SafetyNetTM wirelessly notifies clinicians who are taking care of multiple patients in different rooms when one of their patients has an alarm, allowing them to intervene sooner and provide potentially life-saving support.

In July 2012, we acquired Phasein (currently Masimo Sweden), a developer and manufacturer of ultra-compact mainstream and sidestream capnography and gas monitoring technologies. The acquisition of Phasein’s technologies complements our breakthrough innovations for patient monitoring with a portfolio of products ranging from OEM solutions for external “plug-in-and-measure” capnography and gas analyzers and integrated modules to handheld capnometer devices.

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

Cercacor

Cercacor is an independent entity spun off from us to our stockholders in 1998. Joe Kiani and Jack Lasersohn, members of our board of directors, are also members of the board of directors of Cercacor. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor. We are a party to a cross-licensing agreement with Cercacor, which was amended and restated effective January 1, 2007, or the Cross-Licensing Agreement, which governs each party’s rights to certain intellectual property held by the two companies.

Under the Cross-Licensing Agreement, we granted Cercacor an exclusive, perpetual and worldwide license, with sublicense rights to use all Masimo SET owned by us, including all improvements on this technology, for the monitoring of non-vital signs measurements and to develop and sell devices incorporating Masimo SET for monitoring non-vital signs measurements in any product market in which a product is intended to be used by a patient or pharmacist rather than a professional medical caregiver, which we refer to as the Cercacor Market. We also granted Cercacor a non-exclusive, perpetual and worldwide license, with sublicense rights to use all Masimo SET for the measurement of vital signs in the Cercacor Market.

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

In February 2009, in order to accelerate the product development of our hemoglobin spot-check measurement device, we agreed to fund additional Cercacor’s engineering expenses. Specifically, these expenses included third party engineering materials and supplies expense, as well as 60% of Cercacor’s total engineering and engineering related payroll expenses, during both the three months ended March 30, 2013 and March 31, 2012. We expect this arrangement to continue in the future. During the three months ended March 30, 2013, the total funding for Cercacor’s additional expenses totaled $1.1 million. For additional discussion of Cercacor, see Note 3 to the condensed consolidated financial statements.

For the foreseeable future, we anticipate that we will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a variable interest entity, or VIE, or in the event that we are no longer the primary beneficiary of Cercacor, we may discontinue consolidating the entity.

Stock Repurchase Program

In February 2013, our board of directors authorized us to repurchase up to 6.0 million shares of our common stock under a repurchase program. The stock repurchase program was carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. We have paid for prior repurchases of stock with available cash and cash equivalents. During the three months ended March 30, 2013, 0.8 million shares were repurchased, at an average price of $19.77 per share, totaling $15.4 million.

Medical Device Excise Tax

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation. Among other initiatives, these laws impose new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, with certain exemptions, beginning on January 1, 2013. During the three months ended March 30, 2013, our medical device excise tax expense was $1.8 million, which was recorded within our selling, general and administrative expenses.

Results of Operations

The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages).

	Three Months Ended
	March 30, 2013	% of Revenue	March 31, 2012	% of Revenue
Revenue:
Product	$128,635	94.6%	$112,219	94.1%
Royalty	7,307	5.4	7,009	5.9

Total revenue	135,942	100.0	119,228	100.0
Cost of goods sold	46,361	34.1	39,923	33.5

Gross profit	89,581	65.9	79,305	66.5
Operating expenses:
Selling, general and administrative	52,273	38.5	46,472	39.0
Research and development	14,167	10.4	10,505	8.8

Total operating expenses	66,440	48.9	56,977	47.8

Operating income	23,141	17.0	22,328	18.7
Non-operating expense	(2,326)	(1.7)	(582)	(0.5)

Income before provision for income taxes	20,815	15.3	21,746	18.2
Provision for income taxes	4,413	3.2	5,980	5.0

Net income including noncontrolling interest	16,402	12.1	15,766	13.2
Net loss attributable to the noncontrolling interest	26	0.0	8	0.0

Net income attributable to Masimo Corporation stockholders	$16,428	12.1%	$15,774	13.2%

Comparison of the Three Months ended March 30, 2013 to the Three Months ended March 31, 2012

Revenue. Total revenue increased $16.7 million, or 14.0%, to $135.9 million for the three months ended March 30, 2013 from $119.2 million for the three months ended March 31, 2012. Product revenues increased $16.4 million, or 14.6%, to $128.6 million in the three months ended March 30, 2013 from $112.2 million in the three months ended March 31, 2012. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters, which we estimate totaled 1,117,000 units at March 30, 2013, up from 1,005,000 units at March 31, 2012. Also contributing to the increase in our product revenue was our rainbow® technology product revenues, which increased $2.0 million, or 23.9%, to $10.5 million in the three months ended March 30, 2013 from $8.5 million in the three months ended

March 31, 2012. Product revenue of $128.6 million during the three months ended March 30, 2013 included $2.9 million and $1.0 million from Masimo Sweden and Masimo Semiconductor businesses, respectively. Revenue generated through our direct and distribution sales channels increased $12.1 million, or 12.7%, to $108.0 million for the three months ended March 30, 2013, compared to $95.9 million for the three months ended March 31, 2012. During the three months ended March 30, 2013, revenues from our OEM channel increased $4.3 million, or 26.2%, to $20.6 million from $16.3 million for the three months ended March 31, 2012. Our royalty revenue increased $0.3 million to $7.3 million in the three months ended March 30, 2013 from $7.0 million in the three months ended March 31, 2012.

Cost of Goods Sold. Cost of goods sold increased $6.5 million to $46.4 million in the three months ended March 30, 2013 from $39.9 million in the three months ended March 31, 2012. Our total gross margin decreased to 65.9% for the three months ended March 30, 2013 from 66.5% for the three months ended March 31, 2012. Excluding royalties, product gross margin decreased to 64.0% for the three months ended March 30, 2013 from 64.4% for the three months ended March 31, 2012. This decline in product gross margin was primarily due to a negative 1.0% impact during the three months ended March 30, 2013, and a negative 0.3% impact during the three months ended March 31,2012, on product gross margin associated with the Masimo Semiconductor and Masimo Sweden businesses, which were acquired in March 2012 and July 2012, respectively. Excluding the impact of these businesses, our product gross margin would have been 65.0% in the three months ended March 30, 2013, as compared to 64.7% for the three months ended March 31, 2012. This increase was due to a decrease in amortization cost associated with equipment placed at hospitals. We incurred $1.3 million in Cercacor royalty expenses for both the three months ended March 30, 2013 and March 31, 2012, which have been eliminated in our condensed consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 63.0% and 63.3% for the three months ended March 30, 2013 and March 31, 2012, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $5.8 million, or 12.5%, to $52.3 million for the three months ended March 30, 2013 from $46.5 million for the three months ended March 31, 2012. Excluding the $1.1 million net impact of the Masimo Semiconductor and Masimo Sweden businesses, and the new medical device excise tax of $1.8 million, selling, general and administrative expenses increased $2.9 million, or 6.4%, to $49.3 million for the three months ended March 30, 2013, from $46.4 million for the three months ended March 31, 2012. This increase of $2.9 million was due primarily to increased staffing, legal and other marketing related expenses. Included in total selling, general and administrative expenses are $0.8 million and $0.6 million of direct expenses incurred by Cercacor for the three months ended March 30, 2013 and March 31, 2012, respectively.

Research and Development. Research and development expenses increased $3.7 million, or 34.9%, to $14.2 million for the three months ended March 30, 2013 from $10.5 million for the three months ended March 31, 2012. Excluding the $1.2 million impact of the Masimo Semiconductor and Masimo Sweden businesses, research and development expenses would have increased $2.5 million, or 23.9%, to $13.0 million for the three months ended March 30, 2013. This increase of $2.5 million was primarily due to an increase in payroll and related expenses of $1.6 million. Included in total research and development expenses are $0.9 million and $0.8 million of engineering expenses incurred by Cercacor for the three months ended March 30, 2013 and March 31, 2012, respectively.

Non-operating expense. Non-operating expense was $2.3 million for the three months ended March 30, 2013 as compared to $0.6 million for the three months ended March 31, 2012. This increase of $1.7 million was primarily due to an increase in net realized and unrealized losses on foreign currency denominated transactions during the three months ended March 30, 2013, as compared to the three months ended March 31, 2012. The net realized and unrealized losses recognized during the three months ended March 30, 2013 resulted primarily from the strengthening of the U.S. dollar against the Japanese Yen. The net realized and unrealized losses recognized during the three months ended March 31, 2012 resulted primarily from the strengthening of the U.S. dollar against the Japanese Yen, offset by the weakening of the U.S. dollar against the Euro and British Pound.

Provision for Income Taxes. Our provision for income taxes was $4.4 million for the three months ended March 30, 2013, compared to $6.0 million for the three months ended March 31, 2012. Our effective tax rate decreased to 21.2% for the three months ended March 30, 2013, compared to 27.5% for the three months ended March 31, 2012. This decrease in the effective tax rate was due primarily to the change in law under the American Taxpayer Relief Act of 2012, which was signed into law January 2, 2013 and which extended the federal research tax credit retroactively to 2012 and prospectively through the end of 2013. The effect of the change is that the 2012 federal research tax credit was recognized as a discrete item during the three months ended March 30, 2013. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law, the recognition and derecognition of tax benefits associated with uncertain tax positions and the geographic composition of pre-tax income.

Liquidity and Capital Resources

As of March 30, 2013, we had cash and cash equivalents of $81.6 million, of which $30.0 million was invested in U.S. Treasury bills, $9.2 million was in money market accounts with major financial institutions and $42.4 million was in checking accounts. These U.S. Treasury bills are classified as cash equivalents since they are highly liquid investments, with a maturity of three months or less at the date of purchase. We carry cash equivalents at cost which approximates fair value.

As of March 30, 2013, we have cash totaling $28.3 million held outside of the U.S. A substantial portion of this cash held offshore is accessible without a significant tax cost. In managing our day-to-day liquidity and our capital structure, we do not rely on foreign earnings as a source of funds. We currently have sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

During the three months ended March 30, 2013, we received $7.2 million from Covidien for royalties related to their sales. We expect to continue to receive a royalty based on Covidien’s pulse oximetry products sales in the U.S., through the term of the royalty agreement and at least through March 15, 2014. The royalty rate is currently 7.75%.

In February 2013, our board of directors authorized the repurchase of up to 6.0 million shares of common stock under a repurchase program. During the three months ended March 30, 2013, 0.8 million shares were repurchased, at an average price of $19.77 per share, totaling $15.4 million. Under a previously authorized share repurchase program, we repurchased 0.9 million shares at an average price of $22.56 per share, totaling $21.2 million, during the three months ended March 31, 2012. We paid for all of these repurchases with available cash and cash equivalents.

Cash Flows from Operating Activities. Cash provided by operating activities was $25.1 million in the three months ended March 30, 2013. The source of cash consisted primarily of net income including noncontrolling interest of $16.4 million and non-cash activity for share-based compensation and depreciation and amortization of $3.4 million and $2.8 million, respectively. In addition, accounts payable increased by $3.9 million due to timing of payments, and income taxes payable increased by $1.8 million. These sources of cash were offset by a decrease in accrued compensation of $3.4 million primarily as a result of 2012 annual bonus payouts in the first quarter of 2013, and an increase in deferred cost of goods sold of $2.7 million due to continued shipments of equipment to customers pursuant to long-term sensor contracts.

Cash provided by operating activities was $23.2 million in the three months ended March 31, 2012. The source of cash consisted primarily of net income including noncontrolling interest of $15.8 million due to continued growth of our business and non-cash share-based compensation of $3.8 million. Additionally, income taxes payable increased by $4.1 million and prepaid expenses decreased by $3.0 million due to a reduction in prepaid taxes. These sources of cash were partially offset by an increase in accounts receivable of $3.5 million resulting from higher sales, a decrease in accrued compensation of $2.2 million as a result of accrued bonus payouts in the first quarter of 2012, and a $1.9 million increase in inventory due to growth in the business.

Cash Flows from Investing Activities. Cash used in investing activities for the three months ended March 30, 2013 was $2.9 million, consisting of $1.8 million for purchases of property and equipment to support our manufacturing operations and $1.1 million for the increase in intangible assets related to capitalized patent and trademark costs. Cash used in investing activities for the three months ended March 31, 2012 was $9.6 million primarily due to a preliminary payment of $7.2 million for the acquisition of Spire Semiconductor’s assets, net of excess liabilities assumed and subject to final adjustment. Additionally, $1.9 million was primarily used for purchases of property and equipment to support our manufacturing operations.

Cash Flows from Financing Activities. Cash used in financing activities for the three months ended March 30, 2013 was $12.2 million, primarily resulting from common stock repurchases totaling $15.4 million, of which, only $12.4 million was for transactions settled and paid prior to March 30, 2013. The remaining $3.0 million was for transactions settled and paid after March 30, 2013. Cash used in financing activities for the three months ended March 31, 2012 was $14.3 million, resulting from common stock repurchases totaling $14.4 million.

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

Current Financing Arrangements. As of March 30, 2013, we had capital leases related to office and computer equipment with an outstanding balance of $0.4 million. We had no other debt obligations.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as revenue and expenses during the reporting periods. Significant estimates include: determination of accounts receivable allowances, inventory reserves, warranty reserves, rebate reserves, valuation of our stock options, distributor channel inventory, royalty revenues, deferred revenue, uncertain income tax positions and the medical device excise tax. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results therefore could differ materially from those estimates under different assumptions or conditions. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 filed with the SEC on February 15, 2013. There have been no material changes in our critical accounting policies since December 29, 2012.

Inventory/Reserves for Excess or Obsolete Inventory

Inventories are stated at the lower of cost or market. Cost is determined using a standard cost method, which approximates FIFO (first-in, first-out). Inventory valuation reserves are recorded for materials that have become obsolete or are no longer used in current production and for inventory that has a market value less than the carrying value in inventory. We generally purchase raw materials in quantities that we anticipate will be fully used within one year. However, changes in operating strategy and customer demand, and frequent unpredictable fluctuations in market values for such materials, can limit our ability to effectively utilize all of the raw materials purchased and sold through resulting finished goods to customers for a profit. We regularly monitor potential inventory excess, obsolescence and lower market values compared to standard costs and, when necessary, reduce the carrying amount of our inventory to its market value.

We develop our inventory reserve based on an evaluation of the expected future use of our inventory on an item by item basis. We apply historical obsolescence rates to estimate the loss on inventory expected to have a recovery value below cost. Our historical obsolescence rates are developed from our company specific experience, which are then applied to excess inventory on an item by item basis. We also develop other specific inventory reserves when we become aware of other unique events that result in a known recovery value below cost. For inventory items that have been written down, either due to the inventory reserve analysis or due to a specific event, the reduced value becomes the new cost basis. The new cost basis of an inventory item is not marked up in subsequent periods. Our inventory reserve was $5.9 million and $6.0 million as of March 30, 2013 and December 29, 2012, respectively. If our estimates for potential inventory losses prove to be too low, then our future earnings will be affected when the related additional inventory losses are recorded.

Revenue Recognition

We follow the current authoritative guidance for revenue recognition. Based on these requirements, we recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. We enter into agreements to sell pulse oximetry and related products and services as well as multiple deliverable arrangements that include various combinations of products and services. While the majority of our sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including: (a) how the arrangement consideration should be allocated among the deliverables if there are multiple deliverables, (b) when to recognize revenue on the deliverables, and (c) whether undelivered elements are essential to the functionality of the delivered elements. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.

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

A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. Most of our products in a multiple deliverable arrangement qualify as separate units of accounting. In the case of our monitoring equipment products containing embedded Masimo SET software, we have determined that the hardware and software components function together to deliver the products’ essential functionality and, therefore, represent a single deliverable. In accordance with the new guidance, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition guidance. Software deliverables, such as rainbow parameter software, which do not function together with hardware components to provide the products’ essential functionality, continue to be accounted for under software revenue recognition guidance. Our multiple deliverable arrangements may therefore have software deliverables that are subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue recognition accounting guidance for arrangements with multiple deliverables.

Our sales under long-term sensor purchase contracts are generally structured such that we agree to provide up-front and at no charge certain monitoring equipment, software, installation, training and ongoing warranty support in exchange for the hospital’s agreement to purchase sensors over the term of the agreement, which generally ranges from three to six years. The sensors are essential to the functionality of the monitoring equipment and, therefore, represent a substantive performance obligation. We do not recognize any revenue when the monitoring and related equipment and software are delivered to the hospitals and installation and training are complete. We recognize revenue for these delivered elements, on a pro-rata basis, as the sensors are delivered under the long-term purchase commitment. The adoption of the new guidance for revenue recognition did not change this pattern of revenue recognition for long-term sensor purchase contracts. The cost of the monitoring equipment initially placed at the hospitals is deferred and amortized to cost of goods sold over the life of the underlying long-term sensor purchase contract.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuation in interest expense is limited to our outstanding capital lease arrangements, which have fixed interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at March 30, 2013. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.

Foreign Currency Exchange Rate Risk

Our primary foreign currency exchange rate exposures are with the Swedish Krona, the Euro, the yen, the Canadian dollar, the British pound and the Australian dollar against the U.S. dollar. A majority of our assets and liabilities are maintained in the United States in U.S. dollars and a majority of our sales and expenditures are transacted in U.S. dollars, although we do transact with foreign customers in currencies other than the U.S. dollar. These foreign currency revenues, when converted into U.S. dollars, can vary depending on average exchange rates during a respective period. In addition, we are exposed to foreign currency gains or losses on outstanding foreign currency denominated receivables. Realized and unrealized foreign currency gains or losses on these transactions are included in our statements of comprehensive income as incurred. Certain of our foreign sales support subsidiaries transact in their respective country’s local currency, which is also their functional currency. As a result, expenses of these foreign subsidiaries when converted into U.S. dollars can vary depending on average monthly exchange rates during a respective period. Certain intercompany transactions may give rise to realized and unrealized foreign currency gains or losses. These foreign currency gains or losses are included in our statements of comprehensive income as incurred. In addition, any other transactions between us or our subsidiaries and a third party, denominated in a currency different from the functional currency, are a foreign currency transaction. Realized and unrealized foreign currency gains or losses on these transactions are included in our statements of comprehensive income as incurred and are converted to U.S. dollars at average exchange rates for a respective period.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 3, 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH (collectively, “Philips”) related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. The suit was brought in the U.S. District Court for the District of Delaware. Two patents originally asserted in this suit, related to our Measure-Through Motion technology, were successfully enforced in our previous suit against Nellcor. On June 15, 2009, Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH answered our complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against us as well as counterclaims seeking declaratory judgments of invalidity on the patents asserted by us against Philips. On July 9, 2009, we filed our answer denying Philips’ counterclaims and asserting various defenses. We also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against us. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. On October 4, 2010, the Court limited the number of patents to be construed to four for us and three for Philips. In addition, on October 6, 2010, the Court denied Philips’ motion to bifurcate and stay damages in the patent case. On January 17, 2012, the District Court Judge issued a claim construction order. In 2012, the parties completed expert reports and discovery on some of the patents. Summary judgment motions are currently pending before the Court and no order from the Court has been issued. In addition, in 2012, we asserted additional patents, and the Court ordered that these patents and some of the originally asserted patents be tried in a different phase. Discovery is currently proceeding on our patents and one Philips’ patent which are not part of the first phase trial. We believe that we have good and substantial defenses to the antitrust and patent infringement claims asserted by Philips. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.

On December 21, 2012, we filed suit against Mindray DS USA, Inc. and Shenzhen Mindray Bio-Medical Electronics Co, Ltd. in the U.S. District Court for the Central District of California. The complaint alleges patent infringement, breach of contract and other claims. Mindray DS USA was dismissed from this case based on venue. Shenzhen Mindray has not yet filed its response to the complaint.

From time to time, we are involved in legal proceedings in the normal course of business. Other than the proceedings described above, we believe that currently we are not a party to any legal proceedings which, individually or in the aggregate, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Before you decide to invest or maintain an interest in our common stock, you should consider carefully the risks described below, which have been updated since the filing of our Annual Report on Form 10-K with the SEC on February 15, 2013, together with the other information contained in this Quarterly Report on Form 10-Q. We believe the risks described below are the risks that are material to us as of the date this Quarterly Report on Form 10-Q is initially filed with the SEC. If any of the following risks comes to fruition, our business, financial condition, results of operations and growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment or interest.

We have marked with an asterisk (*) those risk factors below that include a substantive change from or update to the risk factors included in our Annual Report on Form 10-K filed with the SEC on February 15, 2013.

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

These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of the contractual arrangement. For the three months ended March 30, 2013 and March 31, 2012, shipments of our products to customers that are members of GPOs represented $73.5 million and $61.4 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our business would be harmed.

Also, recently we have learned that certain GPOs are creating, coordinating, and facilitating regional purchasing coalitions (“RPCs”)/supply chain networks that include anti-competitive practices such as sole sourcing and bundling. These regional coalitions/networks circumvent, and potentially violate rules of conduct for GPOs and have the effect of reducing product purchasing decisions available to the hospitals who belong to the regional organizations. If the GPOs and RPCs are permitted to continue practices that limit, reduce or eliminate competition, we could lose customers who are no longer able to choose or purchase our products, resulting in lower market share and an adverse effect on our sales, financial condition and results of operations.

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

We also have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers or groups of customers, or distributors, or that we will be able to attract and retain additional customers in the future. For the three months ended March 30, 2013, we had sales through two just-in-time distributors, which in total represented 25% of our total revenue. The loss of any large customer or distributor could have a material adverse effect on our financial condition and results of operations.

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

We have developed a new technology that is designed to ensure our customers get the performance they expect by using genuine Masimo sensors. This new technology has been included in sensors shipped beginning in the fourth quarter of 2011. While most customers will not observe any difference when compared to our prior sensors, we believe this technology will help ensure that hospitals, clinicians and, ultimately, their patients, receive true Masimo measurement quality and performance, and will curtail some of the harm to us that results when customers experience performance and other problems with imitation and reprocessed sensors. As a result, although we believe that this technology will be viewed favorably by the overwhelming majority of hospitals and clinicians, there are no assurances that all of our customers will view it positively, which may reduce certain customer demand for our new sensors and, as a result, have a material adverse effect on our business, financial condition and results of operations.

From time to time we may carry out strategic initiatives that are not viewed favorably by our customers, which may reduce demand for our products.

We expect to continue to implement new technologies and take action to protect and enforce our contractual, intellectual property and other rights. For example, we plan to substantially expand our sales force for noninvasive hemoglobin, or SpHb®, in the near term. Although we believe implementing new technologies and taking these actions are, and will continue to be, in the best interest of patient care, our company and stockholders, there are no assurances that the market will perceive their benefits or that these actions will yield favorable results for us, which may result in reduced customer demand for our products, cause our revenue to decline and have a material adverse effect on our operating results.

* Covidien may seek to avoid paying any royalties to us after March 15, 2014, which would significantly reduce our royalty revenue, total revenues and adversely affect our business, financial condition and results of operations.

We are party to a settlement agreement with Covidien. Under the current settlement agreement, we earn royalties on Covidien’s total U.S. based pulse oximetry sales. For the three months ended March 30, 2013, our royalties from the Covidien settlement agreement totaled $7.3 million. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share. As a result, an elimination of royalties that we earn under the settlement agreement in the future will have a significant impact on our revenue, gross margins, operating income and earnings per share.

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

In addition, new patents obtained by our competitors could threaten the continued commercialization of our products in the market even after they have already been introduced. In 2009, Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against us, as further explained in Part II, Item 1 of this Quarterly Report on Form 10-Q.

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

In February 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. In December 2012, we filed a patent infringement and breach of contract suit against Mindray DS USA, Inc. and Shenzhen Mindray Bio-Medical Electronics Co, Ltd., which is an OEM partner of ours. Both of these suits are described in Part II, Item 1 of this Quarterly Report on Form 10-Q, and Note 10 to the accompanying condensed consolidated financial statements. Both Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH are associated with Philips Medical Systems, another OEM partner of ours. There is no guarantee that we will prevail in either suit or receive any damages or other relief if we do prevail.

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

From our inception through March 30, 2013, we initiated six voluntary recalls of our products, none of which was material to our operating results. Each of these recalls was reported to the FDA within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these or any future voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

Changes in the health care industry in the U.S. and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business. Significantly, President Obama signed health care reform legislation into law that will require most individuals to have health insurance, establish new regulations on health plans, create insurance pooling mechanisms and reduce Medicare spending on services provided by hospitals and other providers. Additionally, this legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, beginning on January 1, 2013. We currently estimate our medical device excise tax to be in the range of $6.0 million to $7.0 million for fiscal year 2013. It is expected that this medical device excise tax will also impose additional compliance and reporting obligations on us, and therefore increase our general and administrative expenses going forward. We are in the process of considering and implementing various cost reductions and cost containment programs to reduce the impact of this medical device excise tax. However, if we cannot offset some or all of this additional tax, it could have a material adverse effect on our financial condition and results of operations.

Moreover, the Physician Payment Sunshine Act, or the Sunshine Act, which was enacted by Congress as part of the Patient Protection and Affordable Care Act on March 23, 2010, requires medical device companies to track and publicly report, with limited exception, all payments and transfers of value to physicians and teaching hospitals in the U.S. beginning on August 1, 2013, and will be required to report payments to the government by March 31, 2014, and annually thereafter. If we fail to comply with the data collection and reporting obligations imposed by the Sunshine Act, we may be subject to substantial civil monetary penalties.

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

We are required to pay royalties to Cercacor for all products sold that contain licensed rainbow® technology, including certain annual minimum royalty payments, and this may impact our reported gross margins if we discontinue consolidating Cercacor within our financial statements.

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

Currently, we are required to consolidate Cercacor within our financial statements. Accordingly, the royalties that we owe to Cercacor are eliminated in our consolidated financial statements presented within our Annual Report on Form 10-K and our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q and our other periodic reports, and the gross profit margins reported in our consolidated financial results do not include the royalty expense that we pay to Cercacor. We are also obligated to include, and have included, Cercacor’s engineering and administrative expenses in our reported engineering and administrative expenses. If our financial statements were not consolidated with Cercacor, our reported cost of goods sold would increase and our reported engineering and administrative expenses would decrease. In the future, depending upon the success of rainbow® products and the royalties earned by Cercacor on those revenues, it is possible that the royalty expense will grow at a rate higher than the growth of engineering and administrative expenses. Should this occur, and if we were not required to consolidate Cercacor’s financial results within our financial statements, then our unconsolidated cost of sales could grow at a faster rate than our unconsolidated engineering expenses.

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

We derive a portion of our net sales from international operations. In the three months ended March 30, 2013 and March 31, 2012, 26.7% and 28.0%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.

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

Currently, we do not hedge our foreign currency exposure. However, if we decide in the future to hedge our foreign currency exchange rate risk by entering into forward contracts, these contracts may not mitigate the potential adverse impact on our financial results due to the variability of timing and amount of payments under these contracts. In addition, our failure to sufficiently hedge, forecast or otherwise manage such foreign currency risks properly could have a material adverse effect on our business, financial condition and results of operations.

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

The current uncertainty in the global economy, including the continuing effects of recession or slow economic growth and the on-going financial crisis in Europe, have been unprecedented and challenging with tighter credit conditions and recession in most major economies. Continued concerns about the systemic impact of the recent recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. As a result of these market conditions, the cost and availability of credit has been, and may continue to be, adversely affected by illiquid credit markets and wider credit spreads. These factors have led to a decrease in spending by businesses and consumers alike. Turbulence in the U.S. and international markets and economies and prolonged declines in spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our distributors, customers and suppliers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs. The liquidity of our customers and suppliers may also be affected by adverse global economic conditions. If our suppliers experience credit or liquidity problems, important sources of raw materials or manufactured goods may be affected. If our customers’ liquidity and creditworthiness is negatively impacted by the condition of the economy, our ability to collect on our outstanding invoices and our collection cycles may be adversely affected. In addition, our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region. If economic and market conditions in the global economy weaken further, we may experience material adverse impacts on our business, financial condition and results of operations.

Risks Related to Our Stock

* Our stock price may be volatile, and your investment in our stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From December 30, 2012 to March 30, 2013, our closing stock price ranged from $19.51 to $21.33 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

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

As of March 30, 2013, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned 13.8% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, the stockholders may be able to exercise a significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of us, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

* You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.

As of March 30, 2013, an aggregate of 14.9 million shares of our stock were reserved for future issuance under our three equity incentive plans, 8.8 million of which were subject to options outstanding as of that date at a weighted average exercise price of $22.68 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Stock repurchases during each fiscal month of the quarter ended March 30, 2013 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 30, 2012 to January 26, 2013	—	$—	—	—
January 27, 2013 to February 23, 2013	—	—	—	6,000,000
February 24, 2013 to March 30, 2013	777,900	19.77	777,900	5,222,100

Total (2)	777,900	$19.77	777,900	5,222,100

(1)

In February 2013, our board of directors authorized us to repurchase up to 6.0 million shares of our common stock under a stock repurchase program. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, Rule 10b5-1 trading plans, block trades and in privately negotiated transactions.

(2)	During the quarter ended March 30, 2013, we purchased 777,900 shares under a Rule 10b5-1 trading plan dated February 25, 2013.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASIMO CORPORATION

Date: May 8, 2013	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: May 8, 2013	By:	/s/ MARK P. DE RAAD
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3	(3)	Amended and Restated Bylaws adopted on October 20, 2011 (Exhibit 3.2)

4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999 between the Registrant and certain of its stockholders (Exhibit 4.2)

4.3	(2)	Rights Agreement, dated November 9, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)

4.4#	(4)	Masimo Retirement Savings Plan (Exhibit 4.7)

12.1		Statement Regarding the Computation of Ratio of Earnings to Fixed Charges

31.1		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2		Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1		Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 30, 2013 and December 29, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2013 and March 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2013 and March 31, 2012 and (iv) Notes to Condensed Consolidated Financial Statements.

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