Form 10-Q
period 2013-06-29
MASIMO CORP
filed 2013-08-01
CIK 937556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of June 29, 2013
Common stock, $0.001 par value	56,473,471

MASIMO CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 29, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MASIMO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in thousands, except par values)

	June 29, 2013	December 29, 2012
ASSETS
Current assets
Cash and cash equivalents	$78,073	$71,554
Accounts receivable, net of allowance for doubtful accounts of $1,493 and $1,956 at June 29, 2013 and December 29, 2012, respectively	66,971	67,911
Royalties receivable	7,000	7,130
Inventories	55,717	47,358
Prepaid expenses	12,987	8,587
Deferred tax assets	12,001	12,911
Other current assets	3,251	3,896

Total current assets	236,000	219,347
Deferred cost of goods sold	57,807	52,103
Property and equipment, net	23,990	23,924
Intangible assets, net	27,993	27,363
Goodwill	22,469	22,824
Deferred tax assets	21,497	22,363
Other assets	7,473	8,022

Total assets	$397,229	$375,946

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$31,623	$27,033
Accrued compensation	24,020	25,021
Accrued liabilities	15,843	16,648
Income taxes payable	736	1,504
Deferred revenue	20,453	19,278
Current portion of capital lease obligations	114	55

Total current liabilities	92,789	89,539
Deferred revenue	400	576
Capital lease obligations, less current portion	226	60
Other liabilities	10,328	10,103

Total liabilities	103,743	100,278
Commitments and contingencies
Equity
Masimo Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at June 29, 2013 and December 29, 2012	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 56,473 and 57,308 shares outstanding at June 29, 2013 and December 29, 2012, respectively	56	57
Treasury stock, 4,156 and 3,156 shares at June 29, 2013 and December 29, 2012, respectively	(83,454)	(63,664)
Additional paid-in capital	266,000	258,783
Accumulated other comprehensive income	2,883	3,542
Retained earnings	107,827	74,361

Total Masimo Corporation stockholders’ equity	293,312	273,079
Noncontrolling interest	174	2,589

Total equity	293,486	275,668

Total liabilities and equity	$397,229	$375,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue:
Product	$129,568	$115,317	$258,203	$227,536
Royalty	7,854	7,458	15,161	14,467

Total revenue	137,422	122,775	273,364	242,003
Cost of goods sold	46,190	41,343	92,551	81,266

Gross profit	91,232	81,432	180,813	160,737
Operating expenses:
Selling, general and administrative	54,173	47,649	106,446	94,121
Research and development	13,879	11,110	28,046	21,615

Total operating expenses	68,052	58,759	134,492	115,736

Operating income	23,180	22,673	46,321	45,001
Non-operating expense	(238)	(462)	(2,564)	(1,044)

Income before provision for income taxes	22,942	22,211	43,757	43,957
Provision for income taxes	8,294	4,443	12,707	10,423

Net income including noncontrolling interest	14,648	17,768	31,050	33,534
Net (income) loss attributable to the noncontrolling interest	2,390	(71)	2,416	(63)

Net income attributable to Masimo Corporation stockholders	17,038	17,697	33,466	33,471

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(812)	356	(659)	(57)

Comprehensive income attributable to Masimo Corporation stockholders	$16,226	$18,053	$32,807	$33,414

Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.30	$0.31	$0.59	$0.58

Diluted	$0.30	$0.30	$0.58	$0.57

Weighted average shares used in per share calculations:
Basic	56,440	57,141	56,840	57,660

Diluted	57,204	58,084	57,607	58,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income including noncontrolling interest	$31,050	$33,534
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	5,600	3,973
Share-based compensation	6,390	7,837
Loss on disposal of property and equipment	78	—
Provision for (benefit from) doubtful accounts	314	(216)
Provision for obsolete inventory	556	533
Provision for warranty costs	1,280	1,222
Provision for (benefit from) deferred income taxes	1,687	(319)
Income tax benefit from exercise of stock options granted prior to January 1, 2006	436	138
Excess tax deficit from share-based compensation arrangements	504	285
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	569	(7,154)
(Increase) decrease in royalties receivable	130	(151)
(Increase) decrease in inventories	(8,976)	152
Increase in deferred cost of goods sold	(5,718)	(367)
Increase in prepaid expenses	(4,475)	(325)
(Increase) decrease in other assets	1,160	(1,896)
Increase (decrease) in accounts payable	4,644	(5,410)
Decrease in accrued compensation	(793)	(1,166)
Increase (decrease) in accrued liabilities	(2,003)	310
Decrease in income taxes payable	(1,261)	(485)
Increase in deferred revenue	1,000	2,218
Increase (decrease) in other liabilities	231	(1,544)

Net cash provided by operating activities	32,403	31,169

Cash flows from investing activities:
Purchases of property and equipment	(3,936)	(4,842)
Increase in intangible assets	(2,154)	(1,220)
Cash paid for acquisition	—	(7,150)

Net cash used in investing activities	(6,090)	(13,212)

Cash flows from financing activities:
Repayments of capital lease obligations	(96)	(23)
Proceeds from issuance of common stock	897	593
Excess tax deficit from share-based compensation arrangements	(504)	(285)
Repurchases of common stock	(19,790)	(26,268)

Net cash used in financing activities	(19,493)	(25,983)

Effect of foreign currency exchange rates on cash	(301)	(339)

Net increase (decrease) in cash and cash equivalents	6,519	(8,365)
Cash and cash equivalents at beginning of period	71,554	129,882

Cash and cash equivalents at end of period	$78,073	$121,517

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial statements. The condensed consolidated balance sheet as of December 29, 2012 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed with the SEC on February 15, 2013. The results for the three and six months ended June 29, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending December 28, 2013 or for any other interim period or for any future year.

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

Fiscal Periods

The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 fiscal week quarters and one 14 fiscal week quarter. Fiscal 2012 was on a 52 week fiscal calendar in which the Company’s first, second and third quarters ended on Saturday, March 31, 2012, June 30, 2012 and September 29, 2012, respectively, and its fiscal year ended on Saturday, December 29, 2012. Fiscal 2013 is also on a 52 week fiscal calendar in which the Company’s first and second quarters ended on Saturday, March 30, 2013 and June 29, 2013, respectively, the third quarter will end on Saturday September 28, 2013, and its fiscal year will end on Saturday, December 28, 2013.

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

Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this guidance as to specific assets or liabilities. There were no transfers between level 1, level 2 and level 3 inputs during the three and six months ended June 29, 2013. The Company carries cash and cash equivalents at cost which approximates fair value. As of June 29, 2013 and December 29, 2012, the Company did not have any short-term investments.

The following tables represent the Company’s fair value hierarchy for its financial assets (in thousands):

	Fair Value Measurement as of June 29, 2013 using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$34,999	$—	$—	$34,999
Money Market funds	1,798	—	—	1,798

Total	$36,797	$—	$—	$36,797

	Fair Value Measurement as of December 29, 2012 using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$31,999	$—	$—	$31,999
Money Market funds	1,623	—	—	1,623

Total	$33,622	$—	$—	$33,622

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

Intangible Assets

Costs to renew intangibles are capitalized and amortized over the remaining useful life of the intangible. As of June 29, 2013, the weighted average number of years until the next renewal is two years for patents and six years for trademarks.

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

No impairment of goodwill, intangible assets or other long-lived assets was recorded during the three and six months ended June 29, 2013 or June 30, 2012.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Changes in the product warranty accrual were as follows (in thousands):

	Six Months Ended
	June 29, 2013	June 30, 2012
Warranty accrual, beginning of period	$838	$698
Provision for warranty costs	1,280	1,222
Warranty expenditures	(1,205)	(1,221)

Warranty accrual, end of period	$913	$699

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

The change in accumulated other comprehensive income is as follows (in thousands):

Six Months Ended June 29, 2013
Accumulated other comprehensive income, beginning of period	$3,542
Foreign currency translation adjustments	(659)

Accumulated other comprehensive income, end of period	$2,883

Net Income Per Share

Basic net income per share attributable to Masimo Corporation for the three and six months ended June 29, 2013 and June 30, 2012 is computed by dividing net income attributable to Masimo Corporation stockholders by the weighted average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation stockholders for the three and six months ended June 29, 2013 and June 30, 2012 is computed by dividing the net income attributable to Masimo Corporation stockholders by the weighted average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the three and six months ended June 29, 2013, options to purchase 7.4 million and 7.0 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented. For the three and six months ended June 30, 2012, options to purchase 6.4 million and 6.4 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented. Based on authoritative accounting guidance, the Company adjusted its net income including noncontrolling interest by the amount of net income or loss attributable to the noncontrolling interest for the three and six months ended June 29, 2013 and June 30, 2012, to determine its net income attributable to its stockholders. A reconciliation of basic and diluted net income per share attributable to Masimo Corporation stockholders is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income attributable to stockholders of Masimo Corporation:
Net income including noncontrolling interest	$14,648	$17,768	$31,050	$33,534
Net (income) loss attributable to the noncontrolling interest	2,390	(71)	2,416	(63)

Net income attributable to Masimo Corporation stockholders	$17,038	$17,697	$33,466	$33,471

Basic net income per share attributable to Masimo Corporation stockholders:
Net income attributable to Masimo Corporation stockholders	$17,038	$17,697	$33,466	$33,471

Weighted average shares outstanding—basic	56,440	57,141	56,840	57,660

Basic net income per share attributable to Masimo Corporation stockholders	$0.30	$0.31	$0.59	$0.58

Diluted net income per share attributable to Masimo Corporation stockholders:
Weighted average shares outstanding—basic	56,440	57,141	56,840	57,660
Diluted share equivalent: stock options	764	943	767	952

Weighted average shares outstanding – diluted	57,204	58,084	57,607	58,612

Diluted net income per share attributable to Masimo Corporation stockholders	$0.30	$0.30	$0.58	$0.57

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

The Company is also subject to certain specific annual minimum aggregate royalty payments. The aggregate royalty payments were $1.3 million and $2.5 million for the three and six months ended June 29, 2013, respectively, and $1.3 million and $2.5 million for the three and six months ended June 30, 2012, respectively. In addition, in connection with a change in control, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for all licensed rainbow® measurements payable to Cercacor will increase to $15.0 million per year and up to $2.0 million per year for other rainbow® measurements.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In February 2009, in order to accelerate the product development of an improved hemoglobin spot-check measurement device, Pronto-7®, the Company’s board of directors agreed to fund additional engineering expenses of Cercacor. Specifically, these expenses included third party engineering materials and supplies expense as well as 50% of Cercacor’s total engineering and engineering related payroll expenses, from April 2009 through June 2010, the original anticipated completion date of this product development effort. Since July 2010, Cercacor has continued to assist the Company with product development efforts and charged the Company accordingly. Beginning in 2012, due to a revised estimate of the support required by the Company to complete the various Pronto-7® related projects, the Company’s board of directors approved an increase in the percentage of Cercacor’s total engineering and engineering related payroll expenses funded by the Company from 50% to 60%. During the three and six months ended June 29, 2013, and until both parties agree to end these services, Cercacor assisted and will continue to assist the Company with continuing development efforts of the new handheld noninvasive multi-parameter spot-check hemoglobin testing device. During the three and six months ended June 29, 2013, the total expenses for these additional services, material and supplies totaled $1.1 million and $2.1 million, respectively. During the three and six months ended June 30, 2012, the total expenses for these additional services, material and supplies totaled $0.9 million and $1.6 million, respectively.

The condensed consolidated balance sheets include a noncontrolling interest in Cercacor of $0.2 million and $2.6 million as of June 29, 2013 and December 29, 2012, respectively, which represents the value of common stock, additional paid in capital and retained earnings of Cercacor, which are not available to the Company. In addition, the condensed consolidated balance sheets include, net of intercompany eliminations, total assets of $7.1 million and $9.0 million as of June 29, 2013 and December 29, 2012, respectively, related to Cercacor. Cercacor’s total assets as of June 29, 2013 included $4.5 million for intangible assets and $2.3 million for property and equipment. Its total assets as of December 29, 2012 included $4.2 million for intangible assets, $2.5 million for property and equipment and $1.8 million related to deferred tax assets. The condensed consolidated balance sheets include total liabilities, net of intercompany eliminations, of $1.7 million and $2.0 million as of June 29, 2013 and December 29, 2012, respectively, related to Cercacor.

Pursuant to authoritative accounting guidance, Cercacor is consolidated within the Company’s financial statements for all periods presented. The Company is required to consolidate Cercacor since the Company is currently deemed to be the primary beneficiary of Cercacor’s activities. This determination is based primarily on the Company’s obligation to absorb Cercacor’s expected losses, as well as its ability to direct the activities that most significantly impact Cercacor’s economic performance. Accordingly, all intercompany royalties, option and license fees and other charges between the Company and Cercacor as well as all intercompany payables and receivables have been eliminated in the consolidation. Also, all direct engineering expenses that have been incurred by the Company and charged to Cercacor, or that have been incurred by Cercacor and charged to the Company, have not been eliminated and are included as research and development expense in the Company’s condensed consolidated statements of comprehensive income. Upon consolidation, a net payable of $0.8 million due to the Company as of June 29, 2013, and a net receivable of $0.2 million due from the Company as of December 29, 2012, were eliminated. Also upon consolidation, $4.7 million and $4.9 million, of deferred revenue related to technology licensed to the Company as of June 29, 2013 and December 29, 2012, respectively, were eliminated. Assets of Cercacor can only be used to settle obligations of Cercacor and creditors of Cercacor have no recourse to the general credit of the Company.

For the foreseeable future, the Company anticipates that it will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a VIE or in the event that the Company is no longer the primary beneficiary of Cercacor, the Company may discontinue consolidating the entity.

The changes in noncontrolling interest for Cercacor are as follows (in thousands):

Six Months Ended June 29, 2013
Noncontrolling interest, beginning of period	$2,589
Increase in additional paid-in capital of noncontrolling interest	1
Net loss attributable to noncontrolling interest	(2,416)
Other comprehensive income attributable to noncontrolling interest	—

Noncontrolling interest, end of period	$174

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4. Acquisitions

Spire Semiconductor (currently Masimo Semiconductor)

On March 9, 2012, the Company acquired substantially all of the assets and certain liabilities of Spire Semiconductor, LLC, or Spire, a maker of advanced light emitting diode and other advanced component-level technologies. In 2012, Spire Semiconductor was renamed Masimo Semiconductor, Inc., which is a wholly-owned subsidiary of Masimo Corporation. The acquisition gave the Company an advanced ability to develop custom components, accelerate development cycles, and optimize future product costs. Masimo Semiconductor, based in New Hampshire, specializes in wafer epitaxy, foundry services and device fabrication for biomedical, telecommunications, consumer products and other markets.

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

5. Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments that are readily convertible into known amounts of cash, to be cash equivalents. As of June 29, 2013, the Company’s cash balance was $41.3 million, which was comprised of checking accounts. Additionally, the Company had cash equivalents of $36.8 million, consisting of $35.0 million of U.S. Treasury bills with a maturity of three months or less at the date of purchase and $1.8 million of money market funds. As of December 29, 2012, the Company’s cash balance was $38.0 million, comprised of checking accounts. Additionally, the Company had cash equivalents of $33.6 million, consisting of $32.0 million of U.S. Treasury bills and $1.6 million of money market funds.

6. Royalties Receivable

The royalty receivable of $7.0 million as of June 29, 2013 represents the Company’s estimated amount due for the three months ended June 29, 2013. Pursuant to the settlement agreement with Nellcor Puritan Bennett, Inc. (currently Covidien Ltd., or Covidien), the royalties are paid to the Company based on a percentage of sales of Covidien U.S. -based pulse oximetry products. The Company recognizes royalty revenue based on the royalty rate per the settlement agreement multiplied by its estimate of Covidien’s sales for each quarter. Any adjustments to the quarterly estimate are recorded prospectively in the following quarter, when the Company receives the Covidien royalty report and payment, which is generally 60 days after the end of each of Covidien’s fiscal quarters.

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

	June 29, 2013	December 29, 2012
Raw materials	$28,708	$24,704
Work in-process	5,724	4,856
Finished goods	21,285	17,798

Total	$55,717	$47,358

8. Stock Repurchase Program

In February 2013, the Company’s board of directors authorized the repurchase of up to 6.0 million shares of the Company’s common stock under a new stock repurchase program. The stock repurchase program may be carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the three months ended June 29, 2013, 0.2 million shares were repurchased under the new repurchase program, at an average price of $19.85 per share, totaling $4.4 million. During the six months ended June 29, 2013, 1.0 million shares were repurchased under the new repurchase program, at an average price of $19.79 per share, totaling $19.8 million. During the three months ended June 30, 2012, 0.3 million shares were repurchased under a previously authorized share repurchase program, at an average price of $23.54 per share, totaling $5.1 million, which completed the previously authorized stock repurchase program. During the six months ended June 30, 2012, 1.2 million shares were repurchased under the previously authorized share repurchase program, at an average price of $22.74 per share, totaling $26.3 million.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the fiscal year ended December 29, 2012, the Company issued 0.2 million shares of common stock as a result of stock option exercises. The number and weighted average exercise price of options issued and outstanding under all stock option plans are as follows (in thousands, except for exercise prices):

	Six Months Ended June 29, 2013
	Shares	Average Exercise Price
Options outstanding, beginning of period	8,368	$22.78
Granted	1,512	$20.74
Canceled	(447)	$23.65
Exercised	(166)	$5.41

Options outstanding, end of period	9,267	$22.72

Options exercisable, end of period	5,059	$22.62
Options available for grant, end of period	5,588

The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s share-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Risk-free interest rate	0.7% to 1.6%	0.8% to 1.3%	0.7% to 1.6%	0.8% to 1.3%
Expected term	5.5 years	5.5 years	5.5 years	5.5 years
Estimated volatility	36.2% to 37.7%	37.3% to 38.3%	36.2% to 39.6%	37.3% to 42.6%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$7.61	$7.66	$7.47	$7.84

The total share-based compensation expense for the three and six months ended June 29, 2013 was $3.0 million and $6.4 million, respectively. The total share-based compensation expense for the three and six months ended June 30, 2012 was $4.0 million and $7.8 million, respectively. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of June 29, 2013 was $19.7 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of June 29, 2013 was $17.4 million. The aggregate intrinsic value of options exercised during the three and six months ended June 29, 2013 was $1.2 million and $2.6 million, respectively. The aggregate intrinsic value is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The unrecognized share-based compensation as of June 29, 2013 was $31.3 million related to unvested options granted after January 1, 2006. The weighted average remaining contractual term of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of June 29, 2013 was 6.5 years. The weighted average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of June 29, 2013 was 3.7 years.

10. Commitments and Contingencies

Leases

The Company leases its facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through December 2017. Certain facilities leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight line method based on total lease payments. The Company also received certain leasehold improvement incentives totaling $0.7 million for its headquarters facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of June 29, 2013 and December 29, 2012, rent expense accrued in excess of the amount paid aggregated $0.8 million and $0.8 million, respectively, and is classified in other liabilities in the accompanying condensed consolidated balance sheets. The Company also leases automobiles in Europe that are classified as operating leases and expire at various dates through June 2015. The majority of these leases are non-cancelable. The Company also has capital leases outstanding for office equipment and computer equipment, all of which are non-cancelable.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Future minimum lease payments under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands) (including interest):

	As of June 29, 2013
	Operating Leases	Capital Leases	Total
2013 (balance of year)	$2,691	$29	$2,720
2014	4,174	108	4,282
2015	2,383	80	2,463
2016	2,059	80	2,139
2017	639	75	714
Thereafter	19	—	19

Total	$11,965	$372	$12,337

Rental expense related to operating leases was $1.3 million and $2.6 million for the three and six months ended June 29, 2013, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2012, respectively. The Company leases office equipment and computer equipment, which have interest rates ranging from 4.3% to 5.2% per year and mature on various dates from July 2014 through October 2017.

Employee Retirement Savings Plan

In 1996, the Company adopted the Masimo Retirement Savings Plan, or the Plan, which is a 401(k) plan covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the Plan on a discretionary basis. The Company contributed $0.4 million and $0.8 million to the Plan for the three and six months ended June 29, 2013, respectively, and $0.3 million and $0.6 million to the Plan for the three and six months ended June 30, 2012, respectively.

Employment and Severance Agreements

As of June 29, 2013, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary with annual increases at the discretion of the Compensation Committee of the board of directors. The employment agreement provides for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement has an initial term of three years, with automatic daily renewal, unless either the Company or the key employee notifies the other party of non-renewal of the agreement. Also, under this employment agreement, the key employee may be entitled to receive certain salary, bonus, equity, tax, medical and life insurance benefits if he is terminated by the Company, if he terminates his employment for good reason under certain circumstances or if there is a change in control of the Company.

As of June 29, 2013, the Company had severance plan participation agreements with three of its executive officers. The participation agreements, or Agreements, are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, or Severance Plan, which became effective on July 19, 2007 and was amended effective December 31, 2008. Under the Agreements, each executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

As of June 29, 2013, the Company had limited severance plan participation agreements with two of its executive officers. These limited participation agreements, or Limited Agreements, are governed by the terms and conditions of the Severance Plan. Under the Limited Agreements, 50% of the executive officer’s unvested and outstanding stock options will immediately vest if the executive officer is terminated by the Company upon a change in control under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

Purchase Commitments

Pursuant to contractual obligations with vendors, the Company had $53.6 million of purchase commitments as of June 29, 2013, which are expected to be purchased within one year. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Concentrations of Risk

The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash deposits in U.S. Treasury bills and money market accounts with major financial institutions. As of June 29, 2013, the Company had $41.3 million of bank balances, of which $2.5 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations. As of June 29, 2013, the Company had $35.0 million in U.S. Treasury bills which are guaranteed by the U.S. federal government and $1.8 million in money market funds that are not guaranteed by the U.S. federal government.

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

The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three and six months ended June 29, 2013, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $72.2 million and $145.7 million, respectively. During the three and six months ended June 30, 2012, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $64.2 million and $125.6 million, respectively.

As of June 29, 2013, two different just-in-time distributors each represented 8% and 5% of the accounts receivable balance. As of December 29, 2012, two different just-in-time distributors each represented 7% of the accounts receivable balance.

For the three months ended June 29, 2013, the Company had sales through two just-in-time distributors, which each represented 13% and 10% of the total revenue, respectively. For the six months ended June 29, 2013, the Company also had sales through two just-in-time distributors, which each represented 13% and 11% of the total revenue, respectively. For the three months ended June 30, 2012, the Company had sales through two just-in-time distributors, which each represented 14% and 12% of the total revenue, respectively. For the six months ended June 30, 2012, the Company also had sales through two just-in-time distributors, which each represented 14% and 12% of the total revenue, respectively. For both periods, the just-in-time distributors took and fulfilled orders from the Company’s direct customers, many of whom have signed long-term sensor agreements with the Company.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On December 21, 2012, the Company filed suit against Mindray DS USA, Inc. and Shenzhen Mindray Bio-Medical Electronics Co, Ltd. in the U.S. District Court for the Central District of California. The complaint alleges patent infringement, breach of contract and other claims. Mindray DS USA was dismissed from this case based on venue. On June 3, 2013, Shenzhen Mindray answered the Company’s complaint and filed antitrust and related counterclaims against the Company, as well as counterclaims seeking declaratory judgments of invalidity and non-infringement on the patents asserted by the Company against Shenzhen Mindray. On June 24, 2013, the Company filed its answer denying Shenzhen Mindray’s counterclaims and asserting various defenses. The Company believes that it has good and substantial defenses to the antitrust and other counterclaims asserted by Shenzhen Mindray. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.

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

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 29, 2013		June 30, 2012		June 29, 2013		June 30, 2012
Geographic Area by Destination
North and South America	$93,913	72.5%	$86,523	75.0%	$192,635	74.6%	$170,816	75.1%
Europe, Middle East and Africa	21,477	16.6	15,871	13.8	40,313	15.6	32,292	14.2
Asia and Australia	14,178	10.9	12,923	11.2	25,255	9.8	24,428	10.7

Total product revenue	$129,568	100%	$115,317	100%	$258,203	100%	$227,536	100%

United States	$89,766		$83,177		$184,035		$163,943

12. Income Taxes

As of June 29, 2013, the balance of the gross unrecognized tax benefit was $7.2 million, of which $6.2 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. As of December 29, 2012, the balance of the gross unrecognized tax benefit was $6.7 million, of which $5.7 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. For the three and six months ended June 29, 2013, the Company expensed $0.1 million and $0.1 million, respectively, for interest. For the three and six months ended June 30, 2012, the Company expensed $0.1 million and $0.1 million, respectively, for interest.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The provision for income taxes was $8.3 million and $12.7 million, or an effective tax rate of 36.2% and 29.0%, for the three and six months ended June 29, 2013, respectively. The provision for income taxes was $4.4 million and $10.4 million, or an effective tax rate of 20.0% and 23.7%, for the three and six months ended June 30, 2012, respectively. Included in the provision for income taxes for the three and six months ended June 29, 2013 was an income tax provision of $2.0 million relating to the establishment of a valuation allowance against Cercacor’s deferred tax assets. The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to state taxes, permanent differences between pre-tax income for financial reporting purposes and taxable income, research related tax credits, valuation allowances, the recognition of tax benefits related to uncertain tax positions and anticipated income in jurisdictions in which the Company does business with different effective tax rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to our stock repurchase program; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” the negative versions of these terms and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, which we filed with the SEC on February 15, 2013. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Our products consist of a monitor or circuit board, and a recently introduced “Board-in-Cable” solution, for use with our proprietary single-patient use and reusable sensors and cables. We sell our products to end-users through our direct sales force and certain distributors, and also sell some of our products to our OEM partners, for incorporation into their products. As of June 29, 2013, we estimate that the worldwide installed base of our pulse oximeters and OEM monitors that incorporate Masimo SET® was 1,148,000 units, based on an estimated 10 year field life assumption. Our installed base is the primary driver for the recurring sales of our sensors, most notably, single-patient adhesive sensors. Based on industry reports, we estimate that the worldwide pulse oximetry market was over $1 billion in 2012, the largest component of which was the sale of sensors.

After introducing Masimo SET®, we have continued to innovate by introducing breakthrough noninvasive measurements beyond arterial blood oxygen saturation level and pulse rate, which create new market opportunities in both the hospital and non-hospital care settings. In 2005, we launched our Masimo rainbow® SET platform utilizing both Masimo SET® and licensed rainbow® technology, which we believe includes the first devices cleared by the Food and Drug Administration, or FDA, to noninvasively and continuously monitor multiple measurements that previously required invasive or complicated procedures. Also, in 2005, we launched noninvasive carboxyhemoglobin, or SpCO®, allowing measurement of carbon monoxide levels in the blood. Carbon monoxide is the most common cause of poisoning in the world. In 2006, we launched noninvasive methemoglobin, or SpMet®, allowing for the measurement of methemoglobin levels in the blood. Methemoglobin in the blood leads to a dangerous condition known as methemoglobinemia, which occurs as a reaction to some common drugs used in hospitals and outpatient procedures. In 2007, we launched Masimo PVI®. Fluid administration is critical to optimizing fluid status in surgery and critical care, but traditional invasive methods to guide fluid administration often fail to predict fluid responsiveness and newer methods are complicated and costly. In March 2008, we debuted noninvasive hemoglobin, or SpHb®, and in March 2009, we began full market release of SpHb®. Hemoglobin is the oxygen-carrying component of red blood cells and is one of the most frequent invasive laboratory measurements in the world, often measured as part of a complete blood count. A low hemoglobin status is called anemia, which is generally caused by bleeding or the inability of the body to produce red blood cells. In June 2010, we began a full commercial release of continuous and noninvasive monitoring of respiration rate, or RRaTM, via rainbow Acoustic MonitoringTM. Respiration rate is the number of breaths per minute. A low respiration rate is indicative of respiratory depression and a high respiration rate is indicative of patient distress. Traditional methods used to measure respiration rate are often considered inaccurate or are not tolerated well by patients. In October 2010, we debuted the Halo IndexTM, which allows continuous global trending and assessment of multiple physiological measurements of a patient with a single number displayed on the Patient SafetyNetTM screen. Halo IndexTM is pending FDA 510(k) clearance.

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

We offer Masimo SET® and rainbow® SET through our OEMs and our own end-user products, including the Radical-7®, Rad-87®, Root TM, Rad-57TM, Pronto®, Pronto-7®, Rad-8®, Rad-5® and Rad-5vTM. Our solutions and related products are based upon our proprietary Masimo SET® and rainbow® algorithms. This software-based technology is incorporated into a variety of product platforms depending on our customers’ specifications. Our technology is supported by a substantial intellectual property portfolio that we have built through internal development and, to a lesser extent, acquisitions and license agreements. We have exclusively licensed from our development partner, Cercacor, the right to OEM rainbow® technology and incorporate rainbow® technology into our products intended to be used by professional caregivers, including, but not limited to, hospital caregivers and alternate care facility caregivers.

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

In February 2009, in order to accelerate the product development of our hemoglobin spot-check measurement device, we agreed to fund additional Cercacor’s engineering expenses. Specifically, these expenses included third party engineering materials and supplies expense, as well as 60% of Cercacor’s total engineering and engineering related payroll expenses, during both the three months ended June 29, 2013 and June 30, 2012. We expect this arrangement to continue in the future. During the three and six months ended June 29, 2013, the total funding for Cercacor’s additional expenses totaled $1.1 million and $2.1 million, respectively. For additional discussion of Cercacor, see Note 3 to the condensed consolidated financial statements.

For the foreseeable future, we anticipate that we will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a variable interest entity, or VIE, or in the event that we are no longer obligated to absorb Cercacor’s expected losses, or do not have the ability to direct the activities that most significantly impact Cercacor’s economic performance, we may discontinue consolidating the entity.

Stock Repurchase Program

In February 2013, our board of directors authorized us to repurchase up to 6.0 million shares of our common stock under a repurchase program. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. We have paid for prior repurchases of stock with available cash and cash equivalents. During the three months ended June 29, 2013, 0.2 million shares were repurchased, at an average price of $19.85 per share, totaling $4.4 million. During the six months ended June 29, 2013, 1.0 million shares were repurchased, at an average price of $19.79 per share, totaling $19.8 million.

Medical Device Excise Tax

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation. Among other initiatives, these laws impose new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, with certain exemptions, beginning on January 1, 2013. During the three and six months ended June 29, 2013, our medical device excise tax expense was $1.5 million and $3.3 million, respectively, which was recorded within our selling, general and administrative expenses.

Results of Operations

The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 29, 2013	% of Revenue	June 30, 2012	% of Revenue	June 29, 2013	% of Revenue	June 30, 2012	% of Revenue
Revenue:
Product	$129,568	94.3%	$115,317	93.9%	$258,203	94.5%	$227,536	94.0%
Royalty	7,854	5.7	7,458	6.1	15,161	5.5	14,467	6.0

Total revenue	137,422	100.0	122,775	100.0	273,364	100.0	242,003	100.0
Cost of goods sold	46,190	33.6	41,343	33.7	92,551	33.9	81,266	33.6

Gross profit	91,232	66.4	81,432	66.3	180,813	66.1	160,737	66.4
Operating expenses:
Selling, general and administrative	54,173	39.4	47,649	38.8	106,446	38.9	94,121	38.9
Research and development	13,879	10.1	11,110	9.0	28,046	10.3	21,615	9.0

Total operating expenses	68,052	49.5	58,759	47.8	134,492	49.2	115,736	47.9

Operating income	23,180	16.9	22,673	18.5	46,321	16.9	45,001	18.5
Non-operating expense	(238)	(0.2)	(462)	(0.4)	(2,564)	(0.9)	(1,044)	(0.4)

Income before provision for income taxes	22,942	16.7	22,211	18.1	43,757	16.0	43,957	18.1
Provision for income taxes	8,294	6.0	4,443	3.6	12,707	4.6	10,423	4.3

Net income including noncontrolling interest	14,648	10.7	17,768	14.5	31,050	11.4	33,534	13.8
Net (income) loss attributable to the noncontrolling interest	2,390	1.7	(71)	(0.1)	2,416	0.9	(63)	(0.0)

Net income attributable to Masimo Corporation stockholders	$17,038	12.4%	$17,697	14.4%	$33,466	12.2%	$33,471	13.8%

Comparison of the Three Months ended June 29, 2013 to the Three Months ended June 30, 2012

Revenue. Total revenue increased $14.6 million, or 11.9%, to $137.4 million for the three months ended June 29, 2013 from $122.8 million for the three months ended June 30, 2012. Product revenues increased $14.3 million, or 12.4%, to $129.6 million in the three months ended June 29, 2013 from $115.3 million in the three months ended June 30, 2012. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters, which we estimate totaled 1,148,000 units at June 29, 2013, up from 1,033,000 units at June 30, 2012. Also contributing to the increase in our product revenue was our rainbow® technology product revenue, which increased $1.8 million, or 18.5%, to $11.5 million in the three months ended June 29, 2013 from $9.7 million in the three months ended June 30, 2012. Product revenue of $129.6 million during the three months ended June 29, 2013 included $3.4 million from the Masimo Sweden business. Revenue generated through our direct and distribution sales channels increased $9.8 million, or 9.9%, to $108.2 million for the three months ended June 29, 2013, compared to $98.4 million for the three months ended June 30, 2012. During the three months ended June 29, 2013, revenues from our OEM channel increased $4.5 million, or 26.7%, to $21.4 million from $16.9 million for the three months ended June 30, 2012, primarily due to the addition of Masimo Sweden. Our royalty revenue increased $0.4 million to $7.9 million in the three months ended June 29, 2013 from $7.5 million in the three months ended June 30, 2012.

Cost of Goods Sold. Cost of goods sold increased $4.9 million to $46.2 million in the three months ended June 29, 2013 from $41.3 million in the three months ended June 30, 2012. Our total gross margin increased to 66.4% for the three months ended June 29, 2013 from 66.3% for the three months ended June 30, 2012. Excluding royalties, product gross margin increased to 64.4% for the three months ended June 29, 2013 from 64.1% for the three months ended June 30, 2012. Excluding the product gross margin associated with the Masimo Sweden business, the product margin would have been 64.8% during the three months ended June 29, 2013, as compared to 64.1% during the three months ended June 30, 2012. This net increase in product margin was primarily due to the benefit of continued cost reduction efforts. We incurred $1.3 million in Cercacor royalty expenses for both the three months ended June 29, 2013 and June 30, 2012, which have been eliminated in our condensed consolidated financial statements for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 63.4% and 63.1% for the three months ended June 29, 2013 and June 30, 2012, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $6.5 million, or 13.7%, to $54.2 million for the three months ended June 29, 2013 from $47.6 million for the three months ended June 30, 2012. Excluding the $0.8 million impact of the Masimo Sweden business, and the new medical device excise tax of $1.5 million, selling, general and administrative expenses increased $4.2 million, or 8.8%, to $51.8 million for the three months ended June 29, 2013, from $47.6 million for the three months ended June 30, 2012. This increase of $4.2 million was due primarily to increased staffing and marketing related expenses. Included in total selling, general and administrative expenses are $0.6 million and $0.4 million of direct expenses incurred by Cercacor for the three months ended June 29, 2013 and June 30, 2012, respectively.

Research and Development. Research and development expenses increased $2.8 million, or 24.9%, to $13.9 million for the three months ended June 29, 2013 from $11.1 million for the three months ended June 30, 2012. Excluding the $0.9 million impact of the Masimo Sweden business, research and development expenses would have increased $1.9 million, or 17.1%, to $13.0 million for the three months ended June 29, 2013, from $11.1 million for the three months ended June 30, 2012. This increase of $1.9 million was primarily due to an increase in payroll and related expenses. Included in total research and development expenses are $1.1 million and $0.9 million of engineering expenses incurred by Cercacor for the three months ended June 29, 2013 and June 30, 2012, respectively.

Non-operating expense. Non-operating expense was $0.2 million for the three months ended June 29, 2013 as compared to $0.5 million for the three months ended June 30, 2012. This decrease of $0.3 million was primarily due to lower net realized and unrealized losses on foreign currency denominated transactions during the three months ended June 29, 2013, as compared to the three months ended June 30, 2012. The net realized and unrealized losses recognized during the three months ended June 29, 2013 resulted primarily from losses due to the strengthening of the U.S. dollar against the Japanese yen and Australian dollar, offset by gains due to the weakening of the U.S. dollar against the Euro and the strengthening of the U.S. dollar against the Swedish krona. The net realized and unrealized losses recognized during the three months ended June 30, 2012 resulted primarily from losses due to the strengthening of the U.S. dollar against the Euro, offset by gains due to the weakening of the U.S. dollar against the Japanese yen.

Provision for Income Taxes. Our provision for income taxes was $8.3, or an effective tax rate of 36.2%, for the three months ended June 29, 2013, compared to $4.4 million, or an effective tax rate of 20.0%, for the three months ended June 30, 2012. Included in the income tax provision for the three months ended June 29, 2013 was a $2.0 million provision for the establishment of a valuation allowance against deferred tax assets of Cercacor, a VIE that we are required to consolidate. In making this determination, the management of Cercacor evaluated all the available positive and negative evidence and believes that it is more-likely-than-not that the deferred tax assets will not be realized in the foreseeable future. During the three months ended June 30, 2012, we recorded a $2.0 million income tax benefit from a favorable conclusion of an audit. Excluding the establishment of the $2.0 million valuation allowance, and the favorable audit conclusion, our provision for income taxes was $6.3 million, or an effective tax rate of 27.4%, for the three months ended June 29, 2013, compared to $6.4 million, or an effective rate of 29.0%, for the three months ended June 30, 2012. This decrease in effective tax rate was due primarily to changes in law under the American Taxpayer Relief Act of 2012 in the first quarter of 2013 which extended the federal research tax credit prospective through the end of 2013, the mix of income in which we do business, partially offset by an increase in non-deductible items and a valuation allowance. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law, valuation allowances, the recognition and derecognition of tax benefits associated with uncertain tax positions and the geographic composition of pre-tax income.

Comparison of the Six Months ended June 29, 2013 to the Six Months ended June 30, 2012

Revenue. Total revenue increased $31.4 million, or 13.0%, to $273.4 million for the six months ended June 29, 2013 from $242.0 million for the six months ended June 30, 2012. Product revenues increased $30.7 million, or 13.5%, to $258.2 million in the six months ended June 29, 2013 from $227.5 million in the six months ended June 30, 2012. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters, which we estimate totaled 1,148,000 units at June 29, 2013, up from 1,033,000 units at June 30, 2012. Also contributing to the increase in our product revenue was our rainbow® technology product revenue, which increased $3.8 million, or 21.0%, to $22.0 million in the six months ended June 29, 2013 from $18.2 million in the six months ended June 30, 2012. Product revenue of $258.2 million during the six months ended June 29, 2013 included $6.4 million from the Masimo Sweden business. Revenue generated through our direct and distribution sales channels increased $21.9 million, or 11.3%, to $216.2 million for the six months ended June 29, 2013, compared to $194.3 million for the six months ended June 30, 2012. During the six months ended June 29, 2013, revenues from our OEM channel increased $8.8 million, or 26.5%, to $42.0 million from $33.2 million for the six months ended June 30, 2012, primarily due to the addition of Masimo Sweden. Our royalty revenue increased $0.7 million to $15.2 million in the six months ended June 29, 2013 from $14.5 million in the six months ended June 30, 2012.

Cost of Goods Sold. Cost of goods sold increased $11.3 million to $92.6 million in the six months ended June 29, 2013 from $81.3 million in the six months ended June 30, 2012. Our total gross margin decreased to 66.1% for the six months ended June 29, 2013 from 66.4% for the six months ended June 30, 2012. Excluding royalties, product gross margin decreased to 64.2% for the six months ended June 29, 2013 from 64.3% for the six months ended June 30, 2012. Excluding the product gross margin associated with the Masimo Sweden business, the product margin would have been 64.5% during the six months ended June 29, 2013, as compared to 64.3% during the six months ended June 30, 2012. This net increase in product margin was primarily due to the benefit of continued cost reduction efforts. We incurred $2.5 million in Cercacor royalty expenses for both the six months ended June 29, 2013 and June 30, 2012, which have been eliminated in our condensed consolidated financial statements for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 63.2% for both the six months ended June 29, 2013 and June 30, 2012.

Selling, General and Administrative. Selling, general and administrative expenses increased $12.3 million, or 13.1%, to $106.4 million for the six months ended June 29, 2013 from $94.1 million for the six months ended June 30, 2012. Excluding the $1.6 million net impact of the Masimo Sweden business, and the new medical device excise tax of $3.3 million, selling, general and administrative expenses increased $7.4 million, or 7.9%, to $101.5 million for the six months ended June 29, 2013, from $94.1 million for the six months ended June 30, 2012. This increase of $7.4 million was due primarily to increased staffing, marketing and legal related expenses. Included in total selling, general and administrative expenses are $1.4 million and $0.9 million of direct expenses incurred by Cercacor for the six months ended June 29, 2013 and June 30, 2012, respectively.

Research and Development. Research and development expenses increased $6.4 million, or 29.7%, to $28.0 million for the six months ended June 29, 2013 from $21.6 million for the six months ended June 30, 2012. Excluding the $1.8 million impact of the Masimo Sweden business, research and development expenses would have increased $4.6 million, or 21.3%, to $26.2 million for the six months ended June 29, 2013, from $21.6 million for the six months ended June 30, 2012. This increase of $4.6 million was primarily due to an increase in payroll and related expenses. Included in total research and development expenses are $2.0 million and $1.7 million of engineering expenses incurred by Cercacor for the six months ended June 29, 2013 and June 30, 2012, respectively.

Non-operating expense. Non-operating expense was $2.6 million for the six months ended June 29, 2013 as compared to $1.0 million for the six months ended June 30, 2012. This increase of $1.6 million was primarily due to higher net realized and unrealized foreign currency losses on foreign currency denominated transactions during the six months ended June 29, 2013, as compared to the six months ended June 30, 2012. The net realized and unrealized losses recognized during the six months ended June 29, 2013 resulted primarily from losses due to the strengthening of the U.S. dollar against the Japanese yen, Australian dollar and Euro, offset by gains due to the strengthening of the of the U.S. dollar against the Swedish krona. The net realized and unrealized losses recognized during the six months ended June 30, 2012 resulted primarily from losses due to the strengthening of the U.S. dollar against the Japanese yen and the Euro.

Provision for Income Taxes. Our provision for income taxes was $12.7 million, or an effective rate of 29.0%, for the six months ended June 29, 2013, compared to $10.4 million, or an effective rate of 23.7%, for the six months ended June 30, 2012. Included in the income tax provision for the six months ended June 29, 2013, was a $2.0 million provision for the establishment of a valuation allowance against deferred tax assets on Cercacor, a VIE that we are required to consolidate. In making this determination, the management of Cercacor evaluated all the available positive and negative evidence and believes that it is more-likely-than-not that the deferred tax assets will not be realized in the foreseeable future. In the six months ended June 30, 2012, we recorded a $2.0 million income tax benefit from a favorable conclusion of an audit. Excluding the establishment of the $2.0 million valuation allowance, offset by a $0.3 million income tax benefit and the favorable audit conclusion, our provision for income taxes was $11.0 million, or an effective tax rate of 25.2%, for the six months ended June 29, 2013, compared to $12.4 million, or an effective rate of 28.3%, for the six months ended June 30, 2012. This decrease in effective tax rate was due primarily to changes in law under the American Taxpayer Relief Act of 2012 in the first quarter of 2013 which extended the federal research tax credit retroactive to 2012 and prospective through the end of 2013, the mix of income in which we do business, offset by an increase in non-deductible items and a valuation allowance. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law, valuation allowances, the recognition and derecognition of tax benefits associated with uncertain tax positions and the geographic composition of pre-tax income.

Liquidity and Capital Resources

As of June 29, 2013, we had cash and cash equivalents of $78.1 million, of which $35.0 million was invested in U.S. Treasury bills, $1.8 million was in money market accounts with major financial institutions and $41.3 million was in checking accounts. These U.S. Treasury bills are classified as cash equivalents since they are highly liquid investments, with a maturity of three months or less at the date of purchase. We carry cash equivalents at cost which approximates fair value.

As of June 29, 2013, we had cash totaling $32.6 million held outside of the U.S. A majority of this cash held offshore is accessible without a significant tax cost. In managing our day-to-day liquidity and our capital structure, we do not rely on foreign earnings as a source of funds. We currently have sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

During the three months ended June 29, 2013, we received $8.1 million from Covidien for royalties related to their sales. We expect to continue to receive a royalty based on Covidien’s pulse oximetry products sales in the U.S., through the term of the royalty agreement and at least through March 15, 2014. The royalty rate is currently 7.75%.

In February 2013, our board of directors authorized the repurchase of up to 6.0 million shares of common stock under a repurchase program. During the three months ended June 29, 2013, 0.2 million shares were repurchased, at an average price of $19.85 per share, totaling $4.4 million. During the six months ended June 29, 2013, 1.0 million shares were repurchased, at an average price of $19.79 per share, totaling $19.8 million. We paid for these repurchases with available cash and cash equivalents.

Cash Flows from Operating Activities. Cash provided by operating activities was $32.4 million in the six months ended June 29, 2013. The source of cash consisted primarily of net income including noncontrolling interest of $31.1 million and non-cash activity for share-based compensation and depreciation and amortization of $6.4 million and $5.6 million, respectively. In addition, accounts payable increased by $4.6 million due to timing of payments. These sources of cash were offset by an increase in inventories of $9.0 million to meet the anticipated future demand for our new products, an increase in deferred cost of goods sold of $5.7 million due to continued shipments of equipment to customers pursuant to long-term sensor contracts, and an increase in prepaid expenses of $4.5 million due to the prepayment of federal income taxes.

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

Cash Flows from Investing Activities. Cash used in investing activities for the six months ended June 29, 2013 was $6.1 million, consisting of $3.9 million for purchases of property and equipment to support our manufacturing operations and $2.2 million for the increase in intangible assets related to capitalized patent and trademark costs. Cash used in investing activities for the six months ended June 30, 2012 was $13.2 million primarily due to a payment of $7.2 million for the acquisition of Spire Semiconductor assets, net of excess liabilities assumed and subject to final adjustment. Additionally, $4.8 million was used for purchases of property and equipment to support our manufacturing operations.

Cash Flows from Financing Activities. Cash used in financing activities for the six months ended June 29, 2013 was $19.5 million, primarily resulting from common stock repurchases totaling $19.8 million. Cash used in financing activities for the six months ended June 30, 2012 was $26.0 million, primarily resulting from $26.3 million in common stock repurchases.

Future Liquidity Needs. In the future, in addition to funding our working capital requirements, we anticipate our primary use of cash to be the equipment that we provide to hospitals under our long-term sensor purchase agreements. We anticipate additional capital purchases related to expanding our worldwide international operations, including manufacturing, sales, marketing and other areas of necessary infrastructure growth. Our focus on international expansion will also require both continuing and incremental investments in facilities and infrastructure in the Americas, Europe and Asia. We also anticipate possible uses of cash for the acquisition of technologies or the acquisition of technology companies. The amount and timing of our actual investing activities will vary significantly depending on numerous factors, such as the progress of our product development efforts, our timetable for international sales operations and manufacturing expansion and both domestic and international regulatory requirements. Despite these capital investment requirements, we anticipate that our existing cash and cash equivalents will be sufficient to meet our working capital requirements, capital expenditures and operations for at least the next 12 months.

Current Financing Arrangements. As of June 29, 2013, we had capital leases related to office and computer equipment with an outstanding balance of $0.3 million. We had no other debt obligations.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as revenue and expenses during the reporting periods. Significant estimates include: determination of accounts receivable allowances, inventory reserves, warranty reserves, rebate reserves, valuation of our stock options, distributor channel inventory, royalty revenues, deferred revenue, uncertain income tax positions and the medical device excise tax. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results therefore could differ materially from those estimates under different assumptions or conditions. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, filed with the SEC on February 15, 2013. There have been no material changes in our critical accounting policies since December 29, 2012.

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

We develop our inventory reserve based on an evaluation of the expected future use of our inventory on an item by item basis. We apply historical obsolescence rates to estimate the loss on inventory expected to have a recovery value below cost. Our historical obsolescence rates are developed from our company specific experience, which are then applied to excess inventory on an item by item basis. We also develop other specific inventory reserves when we become aware of other unique events that result in a known recovery value below cost. For inventory items that have been written down, either due to the inventory reserve analysis or due to a specific event, the reduced value becomes the new cost basis. The new cost basis of an inventory item is not marked up in subsequent periods. Our inventory reserve was $6.3 million and $6.0 million as of June 29, 2013 and December 29, 2012, respectively. If our estimates for potential inventory losses prove to be too low, then our future earnings will be affected when the related additional inventory losses are recorded.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuation in interest expense is limited to our outstanding capital lease arrangements, which have fixed interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at June 29, 2013. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.

Foreign Currency Exchange Rate Risk

Our primary foreign currency exchange rate exposures are with the Australian dollar, the British pound, the Canadian dollar, the Euro, the Japanese yen, and the Swedish krona against the U.S. dollar. A majority of our assets and liabilities are maintained in the United States in U.S. dollars and a majority of our sales and expenditures are transacted in U.S. dollars, although we do transact with foreign customers in currencies other than the U.S. dollar. These foreign currency revenues, when converted into U.S. dollars, can vary depending on average exchange rates during a respective period. In addition, we are exposed to foreign currency gains or losses on outstanding foreign currency denominated receivables. Realized and unrealized foreign currency gains or losses on these transactions are included in net income including noncontrolling interest within our statements of comprehensive income as incurred. Certain of our foreign subsidiaries transact in their respective country’s local currency, which is also their functional currency. As a result, these foreign currency expenses can vary depending on the monthly exchange rates, when converted into U.S. dollars. Certain intercompany transactions may give rise to realized and unrealized foreign currency gains or losses. These foreign currency gains or losses are included in net income including noncontrolling interest within our statements of comprehensive income as incurred. In addition, any other transactions between us or our subsidiaries and a third party, denominated in a currency different from the functional currency, are a foreign currency transaction. Realized and unrealized foreign currency gains or losses on these transactions are included in net income including noncontrolling interest within our statements of comprehensive income as incurred and are converted to U.S. dollars at average exchange rates for a respective period.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 21, 2012, we filed suit against Mindray DS USA, Inc. and Shenzhen Mindray Bio-Medical Electronics Co, Ltd. in the U.S. District Court for the Central District of California. The complaint alleges patent infringement, breach of contract and other claims. Mindray DS USA was dismissed from this case based on venue. On June 3, 2013, Shenzhen Mindray answered our complaint and filed antitrust and related counterclaims against us, as well as counterclaims seeking declaratory judgments of invalidity and non-infringement on the patents asserted by us against Shenzhen Mindray. On June 24, 2013, we filed our answer denying Shenzhen Mindray’s counterclaims and asserting various defenses. On July 17, 2013, the Court denied our motion to bifurcate Shenzhen Mindray’s antitrust counterclaims and stay discovery of those counterclams. On the same day, the Court granted Shenzhen Mindray’s motion to dismiss the patent claims without prejudice to allow us to amend the complaint to provide additional detail supporting Shenzhen Mindray’s direct and indirect infringement of our patents. Also on the same day, the Court denied Shenzhen Mindray’s motion to dismiss our non-patent claims. The Court has not yet set a schedule in the case and no trial date is set. Discovery is set to commence on our claims and Shenzhen Mindray’s counterclaims. We believe that we have good and substantial defenses to the antitrust and other counterclaims asserted by Shenzhen Mindray. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.

From time to time, we are involved in legal proceedings in the normal course of business. Other than the proceedings described above, we believe that currently we are not a party to any legal proceedings which, individually or in the aggregate, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Before you decide to invest or maintain an interest in our common stock, you should consider carefully the risks described below, which have been updated since the filing of our Annual Report on Form 10-K with the SEC on February 15, 2013, together with the other information contained in this Quarterly Report on Form 10-Q. We believe the risks described below are the risks that are material to us as of the date this Quarterly Report on Form 10-Q is initially filed with the SEC. Other risks and uncertainties, including those not presently known to us or that we do not currently consider material, may also impair our business operations. If any of the following risks comes to fruition, our business, financial condition, results of operations and growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment or interest.

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

These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of the contractual arrangement. For the three and six months ended June 29, 2013, shipments of our pulse oximetry products to customers that are members of GPOs represented $72.2 million and $145.7 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our business would be harmed.

Also, recently we have learned that certain GPOs are creating, coordinating, and facilitating regional purchasing coalitions (“RPCs”)/supply chain networks that include anti-competitive practices such as sole sourcing and bundling. These regional coalitions/networks circumvent, and potentially violate rules of conduct for GPOs and have the effect of reducing product purchasing decisions available to the hospitals that belong to the regional organizations. If the GPOs and RPCs are permitted to continue practices that limit, reduce or eliminate competition, we could lose customers who are no longer able to choose or purchase our products, resulting in lower market share and an adverse effect on our sales, financial condition and results of operations.

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

We have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers or groups of customers, or distributors, or that we will be able to attract and retain additional customers in the future. For the three months ended June 29, 2013, we had sales through two just-in-time distributors, which in total represented 23% of our total revenue. The loss of any large customer or distributor could have a material adverse effect on our financial condition and results of operations.

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

We are aware that other organizations are manufacturing imitation Masimo sensors. In addition, we are aware that certain medical device reprocessors have been collecting our used single-patient-use sensors from hospitals and then reprocessing, repackaging and reselling those sensors to hospitals for other patients. Our experience with both these imitation sensors and reprocessed sensors is that they provide inferior performance, increased sensor utilization, reduced comfort and a number of monitoring problems. Notwithstanding these limitations and despite our customers’ acknowledged preference for genuine Masimo single-patient-use adhesive sensors due to performance and risk of contamination, over the past two years, there has been an increase in our customers’ awareness of these imitation sensors and reprocessing programs and some customers have indicated a willingness to consider purchasing some of their sensor requirements from these imitation manufacturers and third-party reprocessors in an effort to reduce their overall operating costs. These imitation and reprocessed sensors have led to and may continue to lead to confusion with our genuine Masimo products, have reduced and may continue to reduce our revenue, and in some cases have harmed and may continue to harm our reputation, if customers conclude incorrectly that these imitation or reprocessed sensors are original Masimo sensors. In addition, we have expended a significant amount of time and expense investigating issues caused by imitation and reprocessed sensors, troubleshooting problems stemming from such sensors, educating customers about why imitation and reprocessed sensors do not perform up to our performance level and to their expectations, and enforcing our proprietary rights against the imitation manufacturers and reprocessors and under our customer contracts.

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

We are party to a settlement agreement with Covidien. Under the current settlement agreement, we earn royalties on Covidien’s total U.S. based pulse oximetry sales. For the three months ended June 29, 2013, our royalties from the Covidien settlement agreement totaled $7.9 million. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share. As a result, an elimination of royalties that we earn under the settlement agreement in the future will have a significant impact on our revenue, gross margins, operating income and earnings per share.

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

Our success depends significantly on our ability to protect our rights to the technologies used in our products, including Masimo SET® and licensed rainbow® technology. We rely on patent protection, trade secrets, as well as a combination of copyright and trademark laws and nondisclosure, confidentiality and other contractual arrangements to protect our technology and rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. In addition, we cannot be assured that any of our pending patent applications will result in the issuance of a patent to us. The U.S. Patent and Trademark Office, or PTO, may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO. Our issued and licensed patents and those that may be issued or licensed in the future, may expire or may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related technologies. Some of our patents related to our Masimo SET® algorithm technology began to expire in March 2011. Additionally, upon expiration of other issued or licensed patents, we may lose some of our rights to exclude competitors from making, using, selling or importing products using the technology based on the expired patents. While we seek to offset potential losses relating to important expiring patents by securing additional patents on commercially desirable improvements, there can be no assurance that we will be successful in securing such additional patents, or that such additional patents will adequately offset the effect of expiring patents. We also must rely on contractual rights with third parties that license technology to us to protect our rights in the technology licensed to us. There is no assurance that competitors will not be able to design around our patents. We also rely on unpatented proprietary technology. We cannot assure you that we can meaningfully protect all our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology.

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

From our inception through June 29, 2013, we initiated six voluntary recalls of our products, none of which was material to our operating results. Each of these recalls was reported to the FDA within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these or any future voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

•

the federal provisions of the HIPAA established federal crimes for knowingly and willfully executing a scheme to defraud any health care benefit program or making false statements in connection with the delivery of or payment for health care benefits, items or services; and

•

state laws analogous to each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by non-governmental third-party payers, including commercial insurers, and state laws governing the privacy of certain Protected Health Information as defined under HIPAA, or PHI.

Federal and state false claims laws prohibit anyone from presenting, or causing to be presented, claims for payment to third-party payers that are false or fraudulent. For example, the federal Civil False Claims Act imposes liability on any person or entity who, among other things, knowingly and willfully presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program, including Medicaid and Medicare. Some suits filed under the Civil False Claims Act, known as “qui tam” actions, can be brought by a private individual, referred to as a “whistleblower” or “relator,” on behalf of the government and such individuals may share in any amounts paid by the entity to the government in fines or settlement. Such complaints are filed under seal and remain sealed until the applicable court orders otherwise. In recent years, the number or suits brought by private individuals has increased dramatically. Manufacturers, like us, can be held liable under false claims laws, even if they do not submit claims to the government, if they are found to have caused medical care providers to have submitted claims to the government for payment for a service or the use of a device that is not properly covered for government reimbursement. A number of states also have false claims laws, and some of these laws may apply to claims for items or services reimbursed under Medicaid and/or commercial insurance. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs and imprisonment. In particular, when an entity is determined to have violated the federal Civil False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim. As previously disclosed, in November 2010, we voluntarily notified the FDA that we received allegations regarding the safety and efficacy of our Pronto® and Pronto-7® products from certain former sales representatives of ours. In April 2011, we were informed by representatives of the U.S. Department of Justice, or DOJ, that a qui tam complaint had been filed under seal against us by certain individuals. We cooperated fully with the government’s investigation and in November 2011, we were informed that the DOJ declined to intervene in the case. Although we believe that our business practices comply in all material respects with applicable laws and regulations, complaints filed against us and any related government investigations may involve some distraction to management and cause us to incur additional expenses.

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

Moreover, the Physician Payment Sunshine Act, or the Sunshine Act, which was enacted by Congress as part of the Patient Protection and Affordable Care Act on March 23, 2010, requires medical device companies to track and publicly report, with limited exception, all payments and transfers of value to physicians and teaching hospitals in the U.S. beginning on August 1, 2013. Medical device companies will also be required to report payments to the government by March 31, 2014, and annually thereafter. If we fail to comply with the data collection and reporting obligations imposed by the Sunshine Act, we may be subject to substantial civil monetary penalties.

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

Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that as of June 29, 2013, a number of stockholders of Cercacor continued to own shares of our stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.

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

We derive a portion of our net sales from international operations. In the three and six months ended June 29, 2013, 30.7% and 28.7%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.

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

There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From March 31, 2013 to June 29, 2013, our closing stock price ranged from $19.04 to $22.50 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

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

As of June 29, 2013, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned 13.8% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, the stockholders may be able to exercise a significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of us, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

* You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.

As of June 29, 2013, an aggregate of 14.9 million shares of our stock were reserved for future issuance under our three equity incentive plans, 9.3 million of which were subject to options outstanding as of that date at a weighted average exercise price of $22.72 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.

Future sales of our stock, including those by our insiders and a few investment funds, may cause our stock price to decline.

A significant portion of our outstanding shares are held by directors, executive officers and a few investment funds. Sale by these stockholders of a substantial number of shares, announcements of the proposed sale of substantial amounts of our stock or the perception that substantial sales may be made, could significantly reduce the market price of our stock. Some of our directors and executive officers have entered into Rule 10b5-1 trading plans pursuant to which they have arranged to sell shares of our stock from time to time in the future. Generally, these sales require public filings. Actual or potential sales by these insiders, including those under a pre-arranged Rule 10b5-1 trading plan, could be interpreted by the market as an indication that the insider has lost confidence in our stock and reduce the market price of our stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

Stock repurchases during each fiscal month of the quarter ended June 29, 2013 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2013 to April 27, 2013	222,100	$19.85	1,000,000	5,000,000
April 28, 2013 to May 25, 2013	—	—	—	5,000,000
May 26, 2013 to June 29, 2013	—	—	—	5,000,000

Total (2)	222,100	$19.85	1,000,000	5,000,000

(1)

In February 2013, our board of directors authorized us to repurchase up to 6.0 million shares of our common stock under a stock repurchase program. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions.

(2)	During the quarter ended June 29, 2013, we purchased 222,100 shares under a Rule 10b5-1 trading plan dated February 25, 2013.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASIMO CORPORATION

Date: July 31, 2013	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: July 31, 2013	By:	/s/ MARK P. DE RAAD
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	(1) Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2	(2) Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3	(3) Amended and Restated Bylaws adopted on October 20, 2011 (Exhibit 3.2)

4.1	(1) Form of Common Stock Certificate (Exhibit 4.1)

4.2	(1) Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999 between the Registrant and certain of its stockholders (Exhibit 4.2)

4.3	(2) Rights Agreement, dated November 9, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)

4.4#	(4) Masimo Retirement Savings Plan (Exhibit 4.7)

10.1#*	CEO and Executive Officer Equity Award Compensation Policy

12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 29, 2013 and December 29, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2013 and June 30, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2013 and June 30, 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (No. 333-142171), originally filed on April 17, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form S-1, as amended.
(2)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on November 9, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(3)	Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on October 26, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(4)	Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 filed on February 11, 2008. The number given in parentheses indicates the corresponding exhibit number in such Form S-8.
*	Filed herewith.
#	Indicates management or compensatory plan.