Form 10-Q
period 2013-09-28
MASIMO CORP
filed 2013-10-31
CIK 937556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of September 28, 2013
Common stock, $0.001 par value	56,532,986

MASIMO CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 28, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MASIMO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in thousands, except par values)

	September 28, 2013	December 29, 2012
ASSETS
Current assets
Cash and cash equivalents	$91,717	$71,554
Accounts receivable, net of allowance for doubtful accounts of $1,708 and $1,956 at September 28, 2013 and December 29, 2012, respectively	70,166	67,911
Royalties receivable	6,800	7,130
Inventories	59,460	47,358
Prepaid expenses	18,859	8,587
Deferred tax assets	12,003	12,911
Other current assets	2,928	3,896

Total current assets	261,933	219,347
Deferred cost of goods sold	61,214	52,103
Property and equipment, net	24,935	23,924
Intangible assets, net	28,032	27,363
Goodwill	22,959	22,824
Deferred tax assets	21,506	22,363
Other assets	7,190	8,022

Total assets	$427,769	$375,946

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$38,134	$27,033
Accrued compensation	28,506	25,021
Accrued liabilities	15,943	16,648
Income taxes payable	1,042	1,504
Deferred revenue	19,644	19,278
Current portion of capital lease obligations	122	55

Total current liabilities	103,391	89,539
Deferred revenue	563	576
Capital lease obligations, less current portion	233	60
Other liabilities	9,683	10,103

Total liabilities	113,870	100,278
Commitments and contingencies
Equity
Masimo Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at September 28, 2013 and December 29, 2012	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 56,533 and 57,308 shares outstanding at September 28, 2013 and December 29, 2012, respectively	57	57
Treasury stock, 4,156 and 3,156 shares at September 28, 2013 and December 29, 2012, respectively	(83,454)	(63,664)
Additional paid-in capital	269,383	258,783
Accumulated other comprehensive income	4,425	3,542
Retained earnings	123,429	74,361

Total Masimo Corporation stockholders’ equity	313,840	273,079
Noncontrolling interest	59	2,589

Total equity	313,899	275,668

Total liabilities and equity	$427,769	$375,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenue:
Product	$124,522	$112,108	$382,725	$339,644
Royalty	6,925	6,961	22,086	21,428

Total revenue	131,447	119,069	404,811	361,072
Cost of goods sold	43,968	40,736	136,519	122,002

Gross profit	87,479	78,333	268,292	239,070
Operating expenses:
Selling, general and administrative	53,090	48,260	159,536	142,381
Research and development	13,646	12,121	41,692	33,736

Total operating expenses	66,736	60,381	201,228	176,117

Operating income	20,743	17,952	67,064	62,953
Non-operating income (expense)	(676)	912	(3,240)	(132)

Income before provision for income taxes	20,067	18,864	63,824	62,821
Provision for income taxes	4,581	5,301	17,288	15,724

Net income including noncontrolling interest	15,486	13,563	46,536	47,097
Net loss attributable to the noncontrolling interest	116	231	2,532	168

Net income attributable to Masimo Corporation stockholders	15,602	13,794	49,068	47,265

Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,542	1,836	883	1,779

Comprehensive income attributable to Masimo Corporation stockholders	$17,144	$15,630	$49,951	$49,044

Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.28	$0.24	$0.86	$0.82

Diluted	$0.27	$0.24	$0.85	$0.81

Weighted average shares used in per share calculations:
Basic	56,501	57,201	56,727	57,507

Diluted	57,404	58,145	57,506	58,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income including noncontrolling interest	$46,536	$47,097
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	8,459	6,509
Share-based compensation	9,020	11,033
Loss on disposal of property and equipment	84	—
Provision for (benefit from) doubtful accounts	532	(5)
Provision for obsolete inventory	957	617
Provision for warranty costs	2,134	1,866
Provision for (benefit from) deferred income taxes	1,687	(319)
Income tax benefit from exercise of stock options granted prior to January 1, 2006	595	259
Excess tax deficit from share-based compensation arrangements	759	340
Realized foreign exchange loss on forward contracts	—	45
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,773)	(4,982)
(Increase) decrease in royalties receivable	330	(67)
Increase in inventories	(13,031)	(1,700)
(Increase) decrease in deferred cost of goods sold	(9,100)	160
Increase in prepaid expenses	(10,304)	(2,888)
(Increase) decrease in other assets	1,777	(1,316)
Increase (decrease) in accounts payable	11,091	(2,730)
Increase in accrued compensation	3,544	2,344
Increase (decrease) in accrued liabilities	(2,807)	820
Decrease in income taxes payable	(1,217)	(419)
Increase in deferred revenue	354	2,490
Decrease in other liabilities	(417)	(2,196)

Net cash provided by operating activities	48,210	56,958

Cash flows from investing activities:
Purchases of property and equipment	(6,910)	(7,812)
Increase in intangible assets	(2,986)	(2,904)
Cash paid for acquisitions	—	(37,399)

Net cash used in investing activities	(9,896)	(48,115)

Cash flows from financing activities:
Repayments of capital lease obligations	(112)	(12)
Proceeds from issuance of common stock	1,746	1,034
Excess tax deficit from share-based compensation arrangements	(759)	(340)
Repurchases of common stock	(19,790)	(26,268)
Net proceeds from settlement of forward contracts	—	88

Net cash used in financing activities	(18,915)	(25,498)

Effect of foreign currency exchange rates on cash	764	(239)

Net increase (decrease) in cash and cash equivalents	20,163	(16,894)
Cash and cash equivalents at beginning of period	71,554	129,882

Cash and cash equivalents at end of period	$91,717	$112,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of the Company

Masimo Corporation, or the Company, is a global medical technology company that develops, manufactures and markets noninvasive patient monitoring products. The Company’s mission is to improve patient outcomes and reduce cost of care by taking noninvasive monitoring to new sites and applications. The Company invented Masimo Signal Extraction Technology, or Masimo SET®, which provides the capabilities of Measure-Through Motion and Low Perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. The Company has also developed Masimo rainbow® SET products which monitor multiple blood measurements, including oxygen content, carboxyhemoglobin, methemoglobin and hemoglobin. Additional rainbow® SET measurements that assist clinicians are Pleth Variability Index, or PVI®, and respiration rate, from our acoustic sensor. The Company develops, manufactures and markets a family of patient monitoring solutions which incorporate a monitor or circuit board and sensors, including proprietary single-patient use, reusable and resposable sensors and cables. The Company considers the pulse oximetry device (monitor or circuit board), its sensors and cables and software fees to be products as defined in its condensed consolidated statements of comprehensive income. The Company sells to hospitals and the alternate care market through its direct sales force and distributors, and markets its circuit boards containing the Company’s proprietary algorithm and software architecture to original equipment manufacturer, or OEM, partners.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial statements. The condensed consolidated balance sheet as of December 29, 2012 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K, filed with the SEC on February 15, 2013. The results for the three and nine months ended September 28, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending December 28, 2013 or for any other interim period or for any future year.

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

Fiscal Periods

The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 fiscal week quarters and one 14 fiscal week quarter. Fiscal 2012 was on a 52 week fiscal calendar in which the Company’s first, second and third quarters ended on Saturday, March 31, 2012, June 30, 2012 and September 29, 2012, respectively, and its fiscal year ended on Saturday, December 29, 2012. Fiscal 2013 is also on a 52 week fiscal calendar in which the Company’s first, second and third quarters ended on Saturday, March 30, 2013, June 29, 2013 and September 28, 2013, respectively, and its fiscal year will end on Saturday, December 28, 2013.

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

Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this guidance as to specific assets or liabilities. There were no transfers between Level 1, Level 2 and Level 3 inputs during the three and nine months ended September 28, 2013. The Company carries cash and cash equivalents at cost which approximates fair value. As of September 28, 2013 and December 29, 2012, the Company did not have any short-term investments.

The following tables represent the Company’s fair value hierarchy for its financial assets (in thousands):

	Fair Value Measurement as of September 28, 2013 using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$—	$—	$—	$—
Money Market funds	32,792	—	—	32,792

Total	$32,792	$—	$—	$32,792

	Fair Value Measurement as of December 29, 2012 using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$31,999	$—	$—	$31,999
Money Market funds	1,623	—	—	1,623

Total	$33,622	$—	$—	$33,622

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

Intangible Assets

Costs to renew intangibles are capitalized and amortized over the remaining useful life of the intangible. As of September 28, 2013, the weighted average number of years until the next renewal is one year for patents and six years for trademarks.

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

No impairment of goodwill, intangible assets or other long-lived assets was recorded during the three and nine months ended September 28, 2013 or September 29, 2012.

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

Changes in the product warranty accrual were as follows (in thousands):

	Nine Months Ended
	September 28, 2013	September 29, 2012
Warranty accrual, beginning of period	$838	$698
Provision for warranty costs	2,134	1,866
Warranty expenditures	(1,837)	(1,790)

Warranty accrual, end of period	$1,135	$774

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

The change in accumulated other comprehensive income is as follows (in thousands):

Nine Months Ended September 28, 2013
Accumulated other comprehensive income, beginning of period	$3,542
Foreign currency translation adjustments	883

Accumulated other comprehensive income, end of period	$4,425

Net Income Per Share

Basic net income per share attributable to Masimo Corporation for the three and nine months ended September 28, 2013 and September 29, 2012 is computed by dividing net income attributable to Masimo Corporation stockholders by the weighted average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation stockholders for the three and nine months ended September 28, 2013 and September 29, 2012 is computed by dividing the net income attributable to Masimo Corporation stockholders by the weighted average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the three and nine months ended September 28, 2013, options to purchase 5.7 million and 7.2 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented. For the three and nine months ended September 29, 2012, options to purchase 6.4 million and 6.4 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented. Based on authoritative accounting guidance, the Company adjusted its net income including noncontrolling interest by the amount of net loss attributable to the noncontrolling interest for the three and nine months ended September 28, 2013 and September 29, 2012, to determine its net income attributable to its stockholders. A reconciliation of basic and diluted net income per share attributable to Masimo Corporation stockholders is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income attributable to stockholders of Masimo Corporation:
Net income including noncontrolling interest	$15,486	$13,563	$46,536	$47,097
Net loss attributable to the noncontrolling interest	116	231	2,532	168

Net income attributable to Masimo Corporation stockholders	$15,602	$13,794	$49,068	$47,265

Basic net income per share attributable to Masimo Corporation stockholders:
Net income attributable to Masimo Corporation stockholders	$15,602	$13,794	$49,068	$47,265

Weighted average shares outstanding - basic	56,501	57,201	57,727	57,507

Basic net income per share attributable to Masimo Corporation stockholders	$0.28	$0.24	$0.86	$0.82

Diluted net income per share attributable to Masimo Corporation stockholders:
Weighted average shares outstanding - basic	56,501	57,201	56,727	57,507
Diluted share equivalent: stock options	903	944	779	947

Weighted average shares outstanding - diluted	57,404	58,145	57,506	58,454

Diluted net income per share attributable to Masimo Corporation stockholders	$0.27	$0.24	$0.85	$0.81

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

New Accounting Pronouncement

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, or ASU 13-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 13-11 amends accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward or tax credit carryforward exists. This new guidance requires entities, if certain criteria are met, to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, or a tax credit carryforward when such items exist in the same taxing jurisdiction. This update is effective for interim and annual periods beginning after December 15, 2013. Early adoption of this update is permitted. The Company does not expect the adoption of this update to have a material impact on its condensed consolidated financial statements.

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

Cercacor Laboratories, Inc.

Cercacor Laboratories, Inc., or Cercacor, is an independent entity spun off from the Company to its stockholders in 1998. Joe Kiani and Jack Lasersohn, members of the Company’s board of directors, are also members of the board of directors of Cercacor. Joe Kiani, the Company’s Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor. The Company is a party to a Cross-Licensing Agreement with Cercacor, which was most recently amended and restated effective January 1, 2007, or the Cross-Licensing Agreement, that governs each party’s rights to certain intellectual property held by the two companies.

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

The Company is also subject to certain specific annual minimum aggregate royalty payments. The aggregate royalty payments were $1.3 million and $3.8 million for the three and nine months ended September 28, 2013, respectively, and $1.3 million and $3.8 million for the three and nine months ended September 29, 2012, respectively. In addition, in connection with a change in control, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for all licensed rainbow® measurements payable to Cercacor will increase to $15.0 million per year and up to $2.0 million per year for other rainbow® measurements.

In February 2009, in order to accelerate the product development of an improved hemoglobin spot-check measurement device, Pronto-7®, the Company’s board of directors agreed to fund additional engineering expenses of Cercacor. Specifically, these expenses included third party engineering materials and supplies expense as well as 50% of Cercacor’s total engineering and engineering related payroll expenses, from April 2009 through June 2010, the original anticipated completion date of this product development effort. Since July 2010, Cercacor has continued to assist the Company with product development efforts and charged the Company accordingly. Beginning in 2012, due to a revised estimate of the support required by the Company to complete the various Pronto-7® related projects, the Company’s board of directors approved an increase in the percentage of Cercacor’s total engineering and engineering related payroll expenses funded by the Company from 50% to 60%. During the three and nine months ended September 28, 2013, and until both parties agree to end these services, Cercacor assisted and will continue to assist the Company with the continuing development efforts related to the new handheld noninvasive multi-parameter spot-check hemoglobin testing device. During the three and nine months ended September 28, 2013, the total expenses for these additional services, materials and supplies totaled $1.0 million and $3.1 million, respectively. During the three and nine months ended September 29, 2012, the total expenses for these additional services, materials and supplies totaled $1.0 million and $2.6 million, respectively.

The condensed consolidated balance sheets include a noncontrolling interest in Cercacor of $0.1 million and $2.6 million as of September 28, 2013 and December 29, 2012, respectively, which represents the value of common stock, additional paid in capital and retained earnings of Cercacor, which are not available to the Company. In addition, the condensed consolidated balance sheets include, net of intercompany eliminations, total assets of $7.1 million and $9.0 million as of September 28, 2013 and December 29, 2012, respectively, related to Cercacor. Cercacor’s total assets as of September 28, 2013 included $4.6 million for intangible assets and $2.1 million for property and equipment. Its total assets as of December 29, 2012 included $4.2 million for intangible assets, $2.5 million for property and equipment and $1.8 million related to deferred tax assets. The condensed consolidated balance sheets include total liabilities, net of intercompany eliminations, of $1.9 million and $2.0 million as of September 28, 2013 and December 29, 2012, respectively, related to Cercacor.

Pursuant to authoritative accounting guidance, Cercacor is consolidated within the Company’s financial statements for all periods presented. The Company is required to consolidate Cercacor since the Company is currently deemed to be the primary beneficiary of Cercacor’s activities. This determination is based primarily on the Company’s obligation to absorb Cercacor’s expected losses, as well as its ability to direct the activities that most significantly impact Cercacor’s economic performance. Accordingly, all intercompany royalties, option and license fees and other charges between the Company and Cercacor as well as all intercompany payables and receivables have been eliminated in the consolidation. Also, all direct engineering expenses that have been incurred by the Company and charged to Cercacor, or that have been incurred by Cercacor and charged to the Company, have not been eliminated and are included as research and development expense in the Company’s condensed consolidated statements of comprehensive income. Upon consolidation, a net payable of $0.8 million due to the Company as of September 28, 2013 and a net receivable of $0.2 million due from the Company as of December 29, 2012, were eliminated.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Also upon consolidation, $4.6 million and $4.9 million of deferred revenue related to technology licensed to the Company as of September 28, 2013 and December 29, 2012, respectively, were eliminated. Assets of Cercacor can only be used to settle obligations of Cercacor and creditors of Cercacor have no recourse to the general credit of the Company.

For the foreseeable future, the Company anticipates that it will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a VIE or in the event that the Company is no longer the primary beneficiary of Cercacor, the Company may discontinue consolidating the entity.

The changes in noncontrolling interest for Cercacor are as follows (in thousands):

Nine Months Ended September 28, 2013
Noncontrolling interest, beginning of period	$2,589
Increase in additional paid-in capital of noncontrolling interest	2
Net loss attributable to noncontrolling interest	(2,532)
Other comprehensive income attributable to noncontrolling interest	—

Noncontrolling interest, end of period	$59

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

All the assets and liabilities acquired from Spire as of March 9, 2012, and Masimo Semiconductor’s operating results since the acquisition date, have been included in the condensed consolidated financial statements. Pro forma results of operations for this acquisition were not presented because the effect of this acquisition was not material to the Company’s financial condition or results of operations.

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

The Company paid $30.5 million for all outstanding shares of Phasein. The final purchase price allocation resulted in $16.1 million assigned to goodwill, $12.6 million assigned to intangible assets, $1.4 million assigned to inventory, $2.4 million assigned to various other assets and $2.0 million assigned to various liabilities. The Company funded the acquisition entirely with existing cash and cash equivalents. The assets acquired from, and the liabilities assumed in connection with, the acquisition of Phasein, as well as its results of operations since the acquisition date, are included in the condensed consolidated financial statements. Pro forma results of operations for this acquisition were not presented because the effect of this acquisition was not material to the Company’s financial condition or results of operations.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

5. Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments that are readily convertible into known amounts of cash, to be cash equivalents. As of September 28, 2013, the Company’s cash balance was $58.9 million, which was comprised of checking accounts. Additionally, the Company had cash equivalents of $32.8 million, all consisting of money market funds. As of December 29, 2012, the Company’s cash balance was $38.0 million, comprised of checking accounts. Additionally, the Company had cash equivalents of $33.6 million, consisting of $32.0 million of U.S. Treasury bills and $1.6 million of money market funds.

6. Royalties Receivable

The royalty receivable of $6.8 million as of September 28, 2013 represents the Company’s estimated amount due for the three months ended September 28, 2013. Pursuant to the settlement agreement with Nellcor Puritan Bennett, Inc. (currently Covidien Ltd., or Covidien), the royalties are paid to the Company based on a percentage of sales of Covidien U.S. based pulse oximetry products. The Company recognizes royalty revenue based on the royalty rate per the settlement agreement multiplied by its estimate of Covidien’s sales for each quarter. Any adjustments to the quarterly estimate are recorded prospectively in the following quarter, when the Company receives the Covidien royalty report and payment, which is generally 60 days after the end of each of Covidien’s fiscal quarters.

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

	September 28, 2013	December 29, 2012
Raw materials	$28,619	$24,704
Work in-process	5,708	4,856
Finished goods	25,133	17,798

Total	$59,460	$47,358

8. Stock Repurchase Program

In February 2013, the Company’s board of directors authorized the repurchase of up to 6.0 million shares of the Company’s common stock under a new stock repurchase program. The stock repurchase program may be carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the three months ended September 28, 2013, no shares were repurchased under the new repurchase program. During the nine months ended September 28, 2013, 1.0 million shares were repurchased under the new repurchase program, at an average price of $19.79 per share, for a total repurchase price of $19.8 million. During the three months ended September 29, 2012, no shares were repurchased. During the nine months ended September 29, 2012, 1.2 million shares were repurchased under the previously authorized share repurchase program, at an average price of $22.74 per share, for a total repurchase price of $26.3 million.

9. Share-Based Compensation

On August 7, 2007, in connection with the Company’s initial public offering, the 2007 Stock Incentive Plan, or the 2007 Plan, became effective. Under the 2007 Plan, 3.0 million shares of common stock were initially reserved for future issuance, plus shares available under the prior year equity incentive plans and shares that become available under the 2007 Plan due to forfeitures at prices not less than the fair market value of the Company’s common stock on the date the option is granted. The options generally vest annually over five years using the straight-line method, unless otherwise provided, and expire ten years

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

from the date of grant. Options forfeited under any of the Company’s stock incentive plans are automatically added to the share reserve of the 2007 Plan. Pursuant to the “evergreen” provision contained in the 2007 Plan, an additional 1.7 million shares of common stock were added to the share reserve of the 2007 Plan on each of January 1, 2012 and December 30, 2012, which represented 3% of the Company’s total shares outstanding as of December 31, 2011 and December 29, 2012. Subject to applicable laws, the Company may terminate the 2007 Plan at any time. If not terminated sooner, the 2007 Plan will automatically terminate on August 7, 2017.

During the fiscal year ended December 29, 2012, the Company issued 0.2 million shares of common stock as a result of stock option exercises. The number and weighted average exercise price of options issued and outstanding under all stock option plans are as follows (in thousands, except for exercise prices):

	Nine Months Ended September 28, 2013
	Shares	Average Exercise Price
Options outstanding, beginning of period	8,368	$22.78
Granted	1,594	$20.94
Canceled	(598)	$23.68
Exercised	(225)	$7.75

Options outstanding, end of period	9,139	$22.77

Options exercisable, end of period	5,065	$22.82
Options available for grant, end of period	5,658

The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s share-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Risk-free interest rate	1.4% to 1.8%	0.7% to 1.0%	0.7% to 1.8%	0.7% to 1.3%
Expected term	5.5 years	5.5 years	5.5 years	5.5 years
Estimated volatility	33.4% to 36.1%	36.8% to 37.8%	33.4% to 39.6%	36.8% to 42.6%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$8.41	$8.41	$7.52	$8.10

The total share-based compensation expense for the three and nine months ended September 28, 2013 was $2.6 million and $9.0 million, respectively. The total share-based compensation expense for the three and nine months ended September 29, 2012 was $3.2 million and $11.0 million, respectively. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of September 28, 2013 was $46.2 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of September 28, 2013 was $28.7 million. The aggregate intrinsic value of options exercised during the three and nine months ended September 28, 2013 was $0.6 million and $3.3 million, respectively. The aggregate intrinsic value is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The unrecognized share-based compensation as of September 28, 2013 was $28.5 million related to unvested options granted after January 1, 2006. The weighted average remaining contractual term of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of September 28, 2013 was 6.7 years. The weighted average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of September 28, 2013 was 4.2 years.

10. Commitments and Contingencies

Leases

The Company leases its facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through December 2017. Certain facilities leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight line method based on total lease payments. The Company also

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

received certain leasehold improvement incentives totaling $0.7 million for its headquarters facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of both September 28, 2013 and December 29, 2012, rent expense accrued in excess of the amount paid aggregated $0.8 million and is classified in other liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company leases automobiles in Europe that are classified as operating leases and expire at various dates through June 2015. The majority of these leases are non-cancelable. The Company also has outstanding capital leases for office equipment and computer equipment, all of which are non-cancelable.

Future minimum lease payments under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands) (including interest):

	As of September 28, 2013
	Operating Leases	Capital Leases	Total
2013 (balance of year)	$1,419	$19	$1,438
2014	4,512	125	4,637
2015	2,682	87	2,769
2016	2,359	80	2,439
2017	922	75	997
Thereafter	873	—	873

Total	$12,767	$386	$13,153

Rental expense related to operating leases was $1.3 million and $3.9 million for the three and nine months ended September 28, 2013, respectively, and $1.2 million and $3.3 million for the three and nine months ended September 29, 2012, respectively. The Company leases office equipment and computer equipment, which have interest rates ranging from 4.3% to 5.2% per year and mature on various dates from July 2014 through October 2017.

Employee Retirement Savings Plan

In 1996, the Company adopted the Masimo Retirement Savings Plan, or the Plan, which is a 401(k) plan covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the Plan on a discretionary basis. The Company contributed $0.4 million and $1.2 million to the Plan for the three and nine months ended September 28, 2013, respectively, and $0.4 million and $1.0 million to the Plan for the three and nine months ended September 29, 2012, respectively.

Employment and Severance Agreements

As of September 28, 2013, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary with annual increases at the discretion of the Compensation Committee of the board of directors. The employment agreement provides for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement has an initial term of three years, with automatic daily renewal, unless either the Company or the key employee notifies the other party of non-renewal of the agreement. Also, under this employment agreement, the key employee may be entitled to receive certain salary, bonus, equity, tax, medical and life insurance benefits if he is terminated by the Company, if he terminates his employment for good reason under certain circumstances or if there is a change in control of the Company.

As of September 28, 2013, the Company had severance plan participation agreements with three of its executive officers. The participation agreements, or Agreements, are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, or Severance Plan, which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, each executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

As of September 28, 2013, the Company had limited severance plan participation agreements with two of its executive officers. These limited participation agreements, or Limited Agreements, are governed by the terms and conditions of the Severance Plan. Under the Limited Agreements, 50% of the executive officer’s unvested and outstanding stock options will immediately vest if the executive officer is terminated by the Company upon a change in control under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Purchase Commitments

Pursuant to contractual obligations with vendors, the Company had $50.2 million of purchase commitments as of September 28, 2013, which are expected to be purchased within one year. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.

Concentrations of Risk

The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash deposits in U.S. Treasury bills and money market accounts with major financial institutions. As of September 28, 2013, the Company had $58.9 million of bank balances, of which $2.3 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations. As of September 28, 2013, the Company had $32.8 million in money market funds that are not guaranteed by the U.S. Federal government.

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

The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three and nine months ended September 28, 2013, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $69.7 million and $215.4 million, respectively. During the three and nine months ended September 29, 2012, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $62.3 million and $188.0 million, respectively.

As of September 28, 2013, two different just-in-time distributors each represented 6% of the accounts receivable balance. As of December 29, 2012, two different just-in-time distributors each represented 7% of the accounts receivable balance.

For the three months ended September 28, 2013, the Company had sales through two just-in-time distributors, which each represented 14% and 11% of the total revenue, respectively. For the nine months ended September 28, 2013, the Company also had sales through two just-in-time distributors, which each represented 13% and 11% of the total revenue, respectively. For the three months ended September 29, 2012, the Company had sales through two just-in-time distributors, which each represented 15% and 11% of the total revenue, respectively. For the nine months ended September 29, 2012, the Company also had sales through two just-in-time distributors, which each represented 14% and 12% of the total revenue, respectively. For both periods, the just-in-time distributors took and fulfilled orders from the Company’s direct customers, many of whom have signed long-term sensor agreements with the Company.

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

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

On December 21, 2012, the Company filed suit against Mindray DS USA, Inc. and Shenzhen Mindray Bio-Medical Electronics Co, Ltd. (or Shenzhen Mindray) in the U.S. District Court for the Central District of California. The complaint alleges patent infringement, breach of contract and other claims. Mindray DS USA was dismissed from this case based on venue. On June 3, 2013, Shenzhen Mindray answered the Company’s complaint and filed antitrust and related counterclaims against the Company, as well as counterclaims seeking declaratory judgments of invalidity and non-infringement on the patents asserted by the Company against Shenzhen Mindray. On June 24, 2013, the Company filed its answer denying Shenzhen Mindray’s counterclaims and asserting various defenses. On August 5, 2013, the Company filed a first amended complaint. On August 21, 2013, Shenzhen Mindray answered the Company’s complaint and reasserted the counterclaims it asserted on June 3, 2013, as well as two additional counterclaims alleging patent infringement. On September 16, 2013, the Company filed its answer denying Shenzhen Mindray’s counterclaims and asserting various defenses. The Company believes that it has good and substantial defenses to the antitrust, patent infringement and other counterclaims asserted by Shenzhen Mindray. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.

In September 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware by Joseph Ausikaitis naming the Company’s directors, and certain executive officers as defendants and the Company as the nominal defendant. The lawsuit alleges claims of breach of fiduciary duty and unjust enrichment in connection with the grant or receipt of stock options under the Company’s 2007 Stock Incentive Plan and related policies. The lawsuit seeks unspecified money damages on the Company’s behalf from the officer and director defendants, various forms of equitable and/or injunctive relief, attorneys’ and other professional fees and costs and various other forms of relief. In November 2012, the defendants filed a motion to dismiss the action, which was denied by the court in July 2013. Although the outcome in this case cannot be determined, the Company does not expect it to have a material financial impact on its results of operations.

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

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 28, 2013		September 29, 2012		September 28, 2013		September 29, 2012
Geographic Area by Destination
North and South America	$92,307	74.1%	$82,656	73.7%	$284,942	74.5%	$253,472	74.6%
Europe, Middle East and Africa	19,042	15.3	15,691	14.0	59,355	15.5	47,983	14.1
Asia and Australia	13,173	10.6	13,761	12.3	38,428	10.0	38,189	11.3

Total product revenue	$124,522	100%	$112,108	100%	$382,725	100%	$339,644	100%

United States	$88,254		$79,222		$272,289		$243,165

MASIMO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

12. Income Taxes

As of September 28, 2013, the balance of the gross unrecognized tax benefit was $6.7 million, of which $5.7 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. As of December 29, 2012, the balance of the gross unrecognized tax benefit was $6.7 million, of which $5.7 million (net of federal benefit on state taxes), if recognized, would affect the effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. For the three and nine months ended September 28, 2013, the Company expensed $0 and $0.1 million, respectively, for interest. For the three and nine months ended September 29, 2012, the Company expensed $0 and $0.1 million, respectively, for interest.

The Company conducts business in multiple jurisdictions and, as a result, one or more of the Company’s subsidiaries files income tax returns in U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. Federal income tax matters for each year through 2009. All material state, local and foreign income tax matters have been concluded for each year through 2005.

The provision for income taxes was $4.6 million and $17.3 million, or an effective tax rate of 22.8% and 27.1%, for the three and nine months ended September 28, 2013, respectively. The provision for income taxes was $5.3 million and $15.7 million, or an effective tax rate of 28.1% and 25.0%, for the three and nine months ended September 29, 2012, respectively. Included in the provision for income taxes for the three months ended September 28, 2013 was an income tax provision benefit of $0.6 million resulting from the conclusion of a prior year tax audit. In addition, included in the provision for income taxes for the nine months ended September 28, 2013 was an income tax provision of $1.7 million related to the establishment of a valuation allowance against Cercacor’s deferred tax assets. The effective tax rate differs from the statutory U.S. Federal income tax rate of 35% primarily due to state taxes, permanent differences between pre-tax income for financial reporting purposes and taxable income, research related tax credits, valuation allowances, the recognition and derecognition of tax benefits related to uncertain tax positions and anticipated income in jurisdictions in which the Company does business with different effective tax rates.

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

Our products consist of a monitor or circuit board, and a recently introduced “Board-in-Cable” solution, for use with our proprietary single-patient use and reusable sensors and cables. We sell our products to end-users through our direct sales force and certain distributors, and also sell some of our products to our OEM partners, for incorporation into their products. As of September 28, 2013, we estimate that the worldwide installed base of our pulse oximeters and OEM monitors that incorporate Masimo SET® was 1,180,000 units, based on an estimated 10 year field life assumption. Our installed base is the primary driver for the recurring sales of our sensors, most notably, single-patient adhesive sensors. Based on industry reports, we estimate that the worldwide pulse oximetry market was over $1 billion in 2012, the largest component of which was the sale of sensors.

After introducing Masimo SET®, we have continued to innovate by introducing breakthrough noninvasive measurements beyond arterial blood oxygen saturation level and pulse rate, which create new market opportunities in both the hospital and non-hospital care settings. In 2005, we launched our Masimo rainbow® SET platform utilizing both Masimo SET® and licensed rainbow® technology, which we believe includes the first devices cleared by the Food and Drug Administration, or FDA, to noninvasively and continuously monitor multiple measurements that previously required invasive or complicated procedures. Also, in 2005, we launched noninvasive carboxyhemoglobin, or SpCO®, allowing measurement of carbon monoxide levels in the blood. Carbon monoxide is the most common cause of poisoning in the world. In 2006, we launched noninvasive methemoglobin, or SpMet®, allowing for the measurement of methemoglobin levels in the blood. Methemoglobin in the blood leads to a dangerous condition known as methemoglobinemia, which occurs as a reaction to some common drugs used in hospitals and outpatient procedures. In 2007, we launched Masimo PVI®. Fluid administration is critical to optimizing fluid status in surgery and critical care, but traditional invasive methods to guide fluid administration often fail to predict fluid responsiveness and newer methods are complicated and costly. In March 2008, we debuted noninvasive hemoglobin, or SpHb®, and in March 2009, we began full market release of SpHb®. Hemoglobin is the oxygen-carrying component of red blood cells and is one of the most frequent invasive laboratory measurements in the world, often measured as part of a complete blood count. A low hemoglobin status is called anemia, which is generally caused by bleeding or the inability of the body to produce red blood cells. In June 2010, we began a full commercial release of continuous and noninvasive monitoring of respiration rate, or RRaTM, via rainbow Acoustic MonitoringTM. Respiration rate is the number of breaths per minute. A low respiration rate is indicative of respiratory depression and a high respiration rate is indicative of patient distress. Traditional methods used to measure respiration rate are often considered inaccurate or are not tolerated well by patients. In October 2010, we debuted the Halo IndexTM, which allows continuous global trending and assessment of multiple physiological measurements of a patient with a single number displayed on the Patient SafetyNetTM screen. Halo IndexTM is CE marked, but not available for sale in the U.S.

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

In June 2013, we initiated an international limited market release of our RootTM product. RootTM is a powerful new patient monitoring and connectivity platform that integrates our breakthrough rainbow® and SET® measurements with multiple additional parameters through Masimo Open ConnectTM (MOC-9TM) in an integrated, clinician-centric platform. The first two MOC-9TM technologies for RootTM are SEDLine® brain function monitoring and Phasein capnography. Iris connectivity in Root enables 3rd party devices such as intravenous pumps and ventilators to connect through RootTM and enables display, notification, and documentation to the electronic medical record through Masimo Patient SafetyNetTM. In combination with a Radical-7® handheld monitor, RootTM will instantly interpret and display other measurements thus simplifying patient care workflows, empowering caregivers to help make quicker patient assessments, earlier interventions and better clinical decisions throughout the continuum of care. Phasein capnography and some RootTM features such wireless radio and Iris connectivity are not available for sale in the U.S. as of September 28, 2013.

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

We offer Masimo SET® and rainbow® SET through our OEMs and our own end-user products, including the Radical-7®, Rad-87®, RootTM, Rad-57TM, Pronto®, Pronto-7®, Rad-8®, Rad-5® and Rad-5vTM. Our solutions and related products are based upon our proprietary Masimo SET® and rainbow® algorithms. This software-based technology is incorporated into a variety of product platforms depending on our customers’ specifications. Our technology is supported by a substantial intellectual property portfolio that we have built through internal development and, to a lesser extent, acquisitions and license agreements. We have exclusively licensed from our development partner, Cercacor, the right to OEM rainbow® technology and incorporate rainbow® technology into our products intended to be used by professional caregivers, including, but not limited to, hospital caregivers and alternate care facility caregivers.

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

In February 2009, in order to accelerate the product development of our hemoglobin spot-check measurement device, we agreed to fund additional engineering expenses of Cercacor. Specifically, these expenses included third party engineering materials and supplies expense, as well as 60% of Cercacor’s total engineering and engineering related payroll expenses, during both the three months ended September 28, 2013 and September 29, 2012. We expect this arrangement to continue in the future. During the three and nine months ended September 28, 2013, the funding for Cercacor’s additional expenses totaled $1.0 million and $3.1 million, respectively. For additional discussion of Cercacor, see Note 3 to the condensed consolidated financial statements.

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

Stock Repurchase Program

In February 2013, our board of directors authorized us to repurchase up to 6.0 million shares of our common stock under a repurchase program. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. We have paid for prior repurchases of stock with available cash and cash equivalents. During the three months ended September 28, 2013, no shares were repurchased. During the nine months ended September 28, 2013, 1.0 million shares were repurchased, at an average price of $19.79 per share, totaling $19.8 million.

Medical Device Excise Tax

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation. Among other initiatives, these laws impose new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, with certain exemptions, beginning on January 1, 2013. During the three and nine months ended September 28, 2013, our medical device excise tax expense was $1.6 million and $4.9 million, respectively, which was recorded within our selling, general and administrative expenses.

Results of Operations

The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 28, 2013	% of Revenue	September 29, 2012	% of Revenue	September 28, 2013	% of Revenue	September 29, 2012	% of Revenue
Revenue:
Product	$124,522	94.7%	$112,108	94.2%	$382,725	94.5%	$339,644	94.1%
Royalty	6,925	5.3	6,961	5.8	22,086	5.5	21,428	5.9

Total revenue	131,447	100.0	119,069	100.0	404,811	100.0	361,072	100.0
Cost of goods sold	43,968	33.4	40,736	34.2	136,519	33.7	122,002	33.8

Gross profit	87,479	66.6	78,333	65.8	268,292	66.3	239,070	66.2
Operating expenses:
Selling, general and administrative	53,090	40.4	48,260	40.5	159,536	39.4	142,381	39.4
Research and development	13,646	10.4	12,121	10.2	41,692	10.3	33,736	9.4

Total operating expenses	66,736	50.8	60,381	50.7	201,228	49.7	176,117	48.8

	Three Months Ended				Nine Months Ended
	September 28, 2013	% of Revenue	September 29, 2012	% of Revenue	September 28, 2013	% of Revenue	September 29, 2012	% of Revenue
Operating income	20,743	15.8	17,952	15.1	67,064	16.6	62,953	17.4
Non-operating income (expense)	(676)	(0.5)	912	0.8	(3,240)	(0.8)	(132)	(0.0)

Income before provision for income taxes	20,067	15.3	18,864	15.9	63,824	15.8	62,821	17.4
Provision for income taxes	4,581	3.5	5,301	4.5	17,288	4.3	15,724	4.4

Net income including noncontrolling interest	15,486	11.8	13,563	11.4	46,536	11.5	47,097	13.0
Net loss attributable to the noncontrolling interest	116	0.1	231	0.2	2,532	0.6	168	0.1

Net income attributable to Masimo Corporation stockholders	$15,602	11.9%	$13,794	11.6%	$49,068	12.1%	$47,265	13.1%

Comparison of the Three Months ended September 28, 2013 to the Three Months ended September 29, 2012

Revenue. Total revenue increased $12.3 million, or 10.4%, to $131.4 million for the three months ended September 28, 2013 from $119.1 million for the three months ended September 29, 2012. Product revenues increased $12.4 million, or 11.1%, to $124.5 million in the three months ended September 28, 2013 from $112.1 million in the three months ended September 29, 2012. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters, which we estimate totaled 1,180,000 units at September 28, 2013, up from 1,056,000 units at September 29, 2012. Also contributing to the increase in our product revenue was our rainbow® technology product revenue, which increased $1.0 million, or 9.0%, to $12.0 million in the three months ended September 28, 2013 from $11.0 million in the three months ended September 29, 2012. Revenue generated through our direct and distribution sales channels increased $11.2 million, or 11.8%, to $106.4 million for the three months ended September 28, 2013, compared to $95.2 million for the three months ended September 29, 2012. During the three months ended September 28, 2013, revenues from our OEM channel increased $1.2 million, or 7.0%, to $18.1 million from $16.9 million for the three months ended September 29, 2012, primarily due to the additional capnography revenues associated with our acquisition of Phasein. Our royalty revenue decreased $0.1 million to $6.9 million in the three months ended September 28, 2013 from $7.0 million in the three months ended September 29, 2012.

Cost of Goods Sold. Cost of goods sold increased $3.3 million to $44.0 million in the three months ended September 28, 2013 from $40.7 million in the three months ended September 29, 2012. Our total gross margin increased to 66.6% for the three months ended September 28, 2013 from 65.8% for the three months ended September 29, 2012. Excluding royalties, product gross margin increased to 64.7% for the three months ended September 28, 2013 from 63.7% for the three months ended September 29, 2012. This net increase in product margin was primarily due to the benefit of our continued product cost reduction efforts and other improvements in our manufacturing processes. We incurred $1.3 million in Cercacor royalty expenses for both the three months ended September 28, 2013 and September 29, 2012, which have been eliminated in our condensed consolidated financial statements for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 63.7% and 62.5% for the three months ended September 28, 2013 and September 29, 2012, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $4.8 million, or 10.0%, to $53.1 million for the three months ended September 28, 2013 from $48.3 million for the three months ended September 29, 2012. Excluding the new medical device excise tax of $1.6 million, selling, general and administrative expenses increased $3.2 million, or 6.7%, to $51.5 million for the three months ended September 28, 2013, from $48.3 million for the three months ended September 29, 2012. This increase of $3.2 million was due primarily to increased staffing and legal related expenses. Included in total selling, general and administrative expenses are $0.6 million and $0.7 million of direct expenses incurred by Cercacor for the three months ended September 28, 2013 and September 29, 2012, respectively.

Research and Development. Research and development expenses increased $1.5 million, or 12.6%, to $13.6 million for the three months ended September 28, 2013 from $12.1 million for the three months ended September 29, 2012. This increase was primarily due to an increase in staffing expenses. Included in total research and development expenses are $0.9 million and $1.0 million of engineering expenses incurred by Cercacor for the three months ended September 28, 2013 and September 29, 2012, respectively.

Non-operating income (expense). Non-operating expense was $0.7 million for the three months ended September 28, 2013 as compared to non-operating income of $0.9 million for the three months ended September 29, 2012. This change of $1.6 million was primarily due to the recognition of net realized and unrealized losses on foreign currency denominated transactions during the three months ended September 28, 2013, as compared to the recognition of net realized and unrealized gains on foreign currency denominated transactions during the three months ended September 29, 2012. The net realized and unrealized losses recognized during the three months ended September 28, 2013 resulted primarily from losses due to the weakening of the U.S. Dollar against the Swedish Krona, offset by gains due to weakening of the U.S. Dollar against the Euro. The net realized and unrealized gains recognized during the three months ended September 29, 2012 resulted primarily from the weakening of the U.S. Dollar against the Euro and the Japanese Yen.

Provision for Income Taxes. Our provision for income taxes was $4.6 million, or an effective tax rate of 22.8%, for the three months ended September 28, 2013, compared to $5.3 million, or an effective tax rate of 28.1%, for the three months ended September 29, 2012. This decrease in effective tax rate was due primarily to the conclusion of a prior year tax audit, the changes in law under the American Taxpayer Relief Act of 2012 in the first quarter of 2013, which extended the federal research tax credit prospective through the end of 2013, and the mix of income in which we do business. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law, valuation allowances, the recognition and derecognition of tax benefits associated with uncertain tax positions and the geographic composition of pre-tax income.

Comparison of the Nine Months ended September 28, 2013 to the Nine Months ended September 29, 2012

Revenue. Total revenue increased $43.7 million, or 12.1%, to $404.8 million for the nine months ended September 28, 2013 from $361.1 million for the nine months ended September 29, 2012. Product revenues increased $43.1 million, or 12.7%, to $382.7 million in the nine months ended September 28, 2013 from $339.6 million in the nine months ended September 29, 2012. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters, which we estimate totaled 1,180,000 units at September 28, 2013, up from 1,056,000 units at September 29, 2012. Also contributing to the increase in our product revenue was our rainbow® technology product revenue, which increased $4.9 million, or 16.5%, to $34.1 million in the nine months ended September 28, 2013 from $29.2 million in the nine months ended September 29, 2012. Revenue generated through our direct and distribution sales channels increased $33.2 million, or 11.4%, to $322.6 million for the nine months ended September 28, 2013, compared to $289.4 million for the nine months ended September 29, 2012. During the nine months ended September 28, 2013, revenues from our OEM channel increased $10.0 million, or 19.9%, to $60.2 million from $50.2 million for the nine months ended September 29, 2012, which was primarily due to the additional capnography revenues associated with our acquisition of Phasein. Our royalty revenue increased $0.7 million to $22.1 million in the nine months ended September 28, 2013 from $21.4 million in the nine months ended September 29, 2012.

Cost of Goods Sold. Cost of goods sold increased $14.5 million to $136.5 million in the nine months ended September 28, 2013 from $122.0 million in the nine months ended September 29, 2012. Our total gross margin increased to 66.3% for the nine months ended September 28, 2013 from 66.2% for the nine months ended September 29, 2012. Excluding royalties, product gross margin increased to 64.3% for the nine months ended September 28, 2013 from 64.1% for the nine months ended September 29, 2012. Excluding the product gross margin associated with the Masimo Sweden business, the product margin would have been 64.7% during the nine months ended September 28, 2013, as compared to 64.3% during the nine months ended September 29, 2012. This increase in product margin of 0.4% was primarily due to the benefit of our continued product cost reduction and manufacturing process improvement efforts. We incurred $3.8 million in Cercacor royalty expenses for both the nine months ended September 28, 2013 and September 29, 2012, which have been eliminated in our condensed consolidated financial statements for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 63.4% and 63.0% for the nine months ended September 28, 2013 and September 29, 2012, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $17.1 million, or 12.0%, to $159.5 million for the nine months ended September 28, 2013 from $142.4 million for the nine months ended September 29, 2012. Excluding the new medical device excise tax of $4.9 million and the $1.5 million net impact of the Masimo Sweden business, selling, general and administrative expenses would have increased $10.7 million, or 7.6%, to $153.1 million for the nine months ended September 28, 2013, from $142.4 million for the nine months ended September 29, 2012. This increase of $10.7 million was due primarily to increased staffing and legal related expenses. Included in total selling, general and administrative expenses are $1.9 million and $1.8 million of direct expenses incurred by Cercacor for the nine months ended September 28, 2013 and September 29, 2012, respectively.

Research and Development. Research and development expenses increased $8.0 million, or 23.6%, to $41.7 million for the nine months ended September 28, 2013 from $33.7 million for the nine months ended September 29, 2012. Excluding the $2.2 million impact of the Masimo Sweden business, research and development expenses would have increased $5.8 million, or 17.2%, to $39.5 million for the nine months ended September 28, 2013, from $33.7 million for the nine months ended September 29, 2012. This increase of $5.8 million was primarily due to an increase in staffing expenses. Included in total research and development expenses are $2.9 million and $2.6 million of engineering expenses incurred by Cercacor for the nine months ended September 28, 2013 and September 29, 2012, respectively.

Non-operating income (expense). Non-operating expense was $3.2 million for the nine months ended September 28, 2013 as compared to $0.1 million for the nine months ended September 29, 2012. This increase of $3.1 million was primarily due to higher net realized and unrealized foreign currency losses on foreign currency denominated transactions during the nine months ended September 28, 2013, as compared to the nine months ended September 29, 2012. The net realized and unrealized losses recognized during the nine months ended September 28, 2013 resulted primarily from losses due to the strengthening of the U.S. Dollar against the Japanese Yen and Australian Dollar and the weakening of the U.S. Dollar against the Swedish Krona. The net realized and unrealized losses recognized during the nine months ended September 29, 2012 resulted primarily from the strengthening of the U.S. Dollar against the Japanese Yen, partially offset by the weakening of the U.S. Dollar against the British Pound.

Provision for Income Taxes. Our provision for income taxes was $17.3 million, or an effective rate of 27.1%, for the nine months ended September 28, 2013, compared to $15.7 million, or an effective rate of 25.0%, for the nine months ended September 29, 2012. This increase in effective tax rate was due primarily to the establishment of a valuation allowance against the deferred tax assets of Cercacor in the second quarter of 2013, partially offset by a provision benefit due to the conclusion of a prior year tax audit, changes in law under the American Taxpayer Relief Act of 2012 in the first quarter of 2013 which extended the federal research tax credit retroactive to 2012 and prospective through the end of 2013, and the mix of income in which we do business. Our future effective income tax rate will depend on various factors, including profits (losses) before taxes, changes to tax law, valuation allowances, the recognition and derecognition of tax benefits associated with uncertain tax positions and the geographic composition of pre-tax income.

Liquidity and Capital Resources

As of September 28, 2013, we had cash and cash equivalents of $91.7 million, of which $32.8 million was in money market accounts with major financial institutions and $58.9 million was in checking accounts. We carry cash equivalents at cost which approximates fair value.

As of September 28, 2013, we had cash totaling $43.5 million held outside of the U.S. A portion of this cash held offshore is accessible without a significant tax cost. In managing our day-to-day liquidity and our capital structure, we do not rely on foreign earnings as a source of funds. We currently have sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

During the three months ended September 28, 2013, we received $7.1 million from Covidien for royalties related to their sales. We expect to continue to receive a royalty based on Covidien’s pulse oximetry products sales in the U.S., through the term of the royalty agreement and at least through March 15, 2014. The royalty rate is currently 7.75%.

In February 2013, our board of directors authorized the repurchase of up to 6.0 million shares of common stock under a repurchase program. During the three months ended September 28, 2013, no shares were repurchased. During the nine months ended September 28, 2013, 1.0 million shares were repurchased, at an average price of $19.79 per share, for a total repurchase price of $19.8 million. We paid for these repurchases with available cash and cash equivalents.

Cash Flows from Operating Activities. Cash provided by operating activities was $48.2 million in the nine months ended September 28, 2013. The source of cash consisted primarily of net income including noncontrolling interest of $46.5 million and non-cash activity for share-based compensation and depreciation and amortization of $9.0 million and $8.5 million, respectively. In addition, accounts payable increased by $11.1 million due to timing of payments and accrued compensation increased by $3.5 million due to an increase in headcount. These sources of cash were offset by an increase in inventories of $13.0 million to meet the anticipated future demand for our products, an increase in prepaid expenses of $10.3 million due to the prepayment of income taxes and an increase in deferred cost of goods sold of $9.1 million due to continued shipments of equipment to customers pursuant to long-term sensor contracts.

Cash provided by operating activities was $57.0 million in the nine months ended September 29, 2012. The sources of cash consisted primarily of net income including noncontrolling interest of $47.1 million, and non-cash activity for share-based compensation and depreciation and amortization of $11.0 million and $6.5 million, respectively. In addition, deferred revenue increased by $2.5 million due to the continued growth of our business. These sources of cash were partially offset by an increase in accounts receivable of $5.0 million due to growth of our business, an increase in prepaid expenses of $2.9 million due to the prepayment of income taxes and a decrease in accounts payable of $2.7 million, due to timing of payments.

Cash Flows from Investing Activities. Cash used in investing activities for the nine months ended September 28, 2013 was $9.9 million, consisting of $6.9 million for purchases of property and equipment to support our manufacturing operations and $3.0 million for the increase in intangible assets related to capitalized patent and trademark costs. Cash used in investing activities for the nine months ended September 29, 2012 was $48.1 million primarily due to a payment of $37.4 million for the acquisitions of Phasein and the Spire Semiconductor assets, net of cash acquired and excess liabilities assumed. Additionally, $7.8 million was used for purchases of property and equipment to support our manufacturing operations.

Cash Flows from Financing Activities. Cash used in financing activities for the nine months ended September 28, 2013 was $18.9 million, primarily due to repurchases of common stock totaling $19.8 million. Cash used in financing activities for the nine months ended September 29, 2012 was $25.5 million, primarily due to repurchases of common stock totaling $26.3 million.

Future Liquidity Needs. In the future, in addition to funding our working capital requirements, we anticipate our primary use of cash to be the equipment that we provide to hospitals under our long-term sensor purchase agreements. We anticipate additional capital purchases related to expanding our worldwide international operations, including manufacturing, sales, marketing and other areas of necessary infrastructure growth. Our focus on international expansion will also require both continuing and incremental investments in facilities and infrastructure in the Americas, Europe and Asia. We also anticipate possible uses of cash for the acquisition of technologies, technology companies or for the repurchase of our common stock. The amount and timing of our actual investing activities will vary significantly depending on numerous factors, such as the progress of our product development efforts, our timetable for international sales operations and manufacturing expansion and both domestic and international regulatory requirements. Despite these capital investment requirements, we anticipate that our existing cash and cash equivalents will be sufficient to meet our working capital requirements, capital expenditures and operations for at least the next 12 months.

Current Financing Arrangements. As of September 28, 2013, we had capital leases related to office and computer equipment with an outstanding balance of $0.4 million. We had no other debt obligations.

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

We develop our inventory reserve based on an evaluation of the expected future use of our inventory on an item by item basis. We apply historical obsolescence rates to estimate the loss on inventory expected to have a recovery value below cost. Our historical obsolescence rates are developed from our company specific experience, which are then applied to excess inventory on an item by item basis. We also develop other specific inventory reserves when we become aware of other unique events that result in a known recovery value below cost. For inventory items that have been written down, either due to the inventory reserve analysis or due to a specific event, the reduced value becomes the new cost basis. The new cost basis of an inventory item is not marked up in subsequent periods. Our inventory reserve was $6.7 million and $6.0 million as of September 28, 2013 and December 29, 2012, respectively. If our estimates for potential inventory losses prove to be too low, then our future earnings will be affected when the related additional inventory losses are recorded.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuation in interest expense is limited to our outstanding capital lease arrangements, which have fixed interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at September 28, 2013. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 21, 2012, we filed suit against Mindray DS USA, Inc. and Shenzhen Mindray Bio-Medical Electronics Co, Ltd. (or Shenzhen Mindray) in the U.S. District Court for the Central District of California. The complaint alleges patent infringement, breach of contract and other claims. Mindray DS USA was dismissed from this case based on venue. On June 3, 2013, Shenzhen Mindray answered our complaint and filed antitrust and related counterclaims against us, as well as counterclaims seeking declaratory judgments of invalidity and non-infringement on the patents asserted by us against Shenzhen Mindray. On June 24, 2013, we filed our answer denying Shenzhen Mindray’s counterclaims and asserting various defenses. On July 17, 2013, the Court denied our motion to bifurcate Shenzhen Mindray’s antitrust counterclaims and stay discovery of those counterclams. On the same day, the Court granted Shenzhen Mindray’s motion to dismiss the patent claims without prejudice to allow us to amend the complaint to provide additional detail supporting Shenzhen Mindray’s direct and indirect infringement of our patents. Also on the same day, the Court denied Shenzhen Mindray’s motion to dismiss our non-patent claims. On August 5, 2013, we filed a first amended complaint. On August 21, 2013, Shenzhen Mindray answered our complaint and reasserted the counterclaims it asserted on June 3, 2013, as well as two additional counterclaims alleging patent infringement. On September 16, 2013, we filed our answer denying Shenzhen Mindray’s counterclaims and asserting various defenses. The Court has not yet set a schedule in the case and no trial date is set. Discovery is set to commence on our claims and Shenzhen Mindray’s counterclaims. We believe that we have good and substantial defenses to the antitrust patent infringement and other counterclaims asserted by Shenzhen Mindray. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.

In September 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware by Joseph Ausikaitis naming our directors, and certain executive officers as defendants and us as the nominal defendant. The lawsuit alleges claims of breach of fiduciary duty and unjust enrichment in connection with the grant or receipt of stock options under our 2007 Stock Incentive Plan and related policies. The lawsuit seeks unspecified money damages on our behalf from the officer and director defendants, various forms of equitable and/or injunctive relief, attorneys’ and other professional fees and costs and various other forms of relief. In November 2012, the defendants filed a motion to dismiss the action, which was denied by the court in July 2013. Although the outcome in this case cannot be determined, we do not expect it to have a material financial impact on our results of operations.

As previously disclosed, in November 2010, we voluntarily notified the FDA that we received allegations regarding the safety and efficacy of our Pronto® and Pronto-7® products from certain former physician office sales representatives of ours. In April 2011, we were informed by representatives of the U.S. Department of Justice, or DOJ, that the former physician office sales representatives had filed a qui tam complaint against us in the U.S. District Court for the Central District of California. In 2011, the former physician office sales representatives also filed employment-related claims against us in arbitration stemming from their allegations regarding the safety and efficacy of our Pronto® and Pronto-7® products. In October 2013, the District Court granted summary judgment in the qui tam matter in our favor. The former sales representatives are appealing the decision. Also in October 2013, the arbitrator issued an interim award in favor of the plaintiffs with respect to one of the employment-related claims. The total damages have not been determined.

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

These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of the contractual arrangement. For the three and nine months ended September 28, 2013, shipments of our pulse oximetry products to customers that are members of GPOs represented $69.7 million and $215.4 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our business would be harmed.

Also, recently we have learned that certain GPOs are creating, coordinating, and facilitating regional purchasing coalitions, or RPC’s, supply chain networks that include anti-competitive practices such as sole sourcing and bundling. These regional coalitions/networks circumvent, and potentially violate rules of conduct for GPOs and have the effect of reducing product purchasing decisions available to the hospitals that belong to the regional organizations. If the GPOs and RPCs are permitted to continue practices that limit, reduce or eliminate competition, we could lose customers who are no longer able to choose or purchase our products, resulting in lower market share and an adverse effect on our sales, financial condition and results of operations.

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

We have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers or groups of customers, or distributors, or that we will be able to attract and retain additional customers in the future. For the three months ended September 28, 2013, we had sales through two just-in-time distributors, which in total represented 25% of our total revenue. The loss of any large customer or distributor could have a material adverse effect on our financial condition and results of operations.

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

We are party to a settlement agreement with Covidien. Under the current settlement agreement, we earn royalties on Covidien’s total U.S. based pulse oximetry sales. For the three months ended September 28, 2013, our royalties from the Covidien settlement agreement totaled $7.1 million. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share. As a result, an elimination of royalties that we earn under the settlement agreement in the future will have a significant impact on our revenue, gross margins, operating income and earnings per share.

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

From our inception through September 28, 2013, we initiated six voluntary recalls of our products, none of which was material to our operating results. Each of these recalls was reported to the FDA within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these or any future voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

As previously disclosed, in November 2010, we voluntarily notified the FDA that we received allegations regarding the safety and efficacy of our Pronto® and Pronto-7® products from certain former physician office sales representatives of ours. In April 2011, we were informed by representatives of the U.S. Department of Justice, or DOJ, that the former physician office sales representatives had filed a qui tam complaint against us in the U.S. District Court for the Central District of California. In 2011, the former physician office sales representatives also filed employment-related claims against us in arbitration stemming from their allegations regarding the safety and efficacy of our Pronto® and Pronto-7® products. In October 2013, the District Court granted summary judgment in the qui tam matter in our favor. The former sales representatives are appealing the decision. Also in October 2013, the arbitrator issued an interim award in favor of the plaintiffs with respect to one of the employment-related claims. The total damages have not been determined.

In the third quarter of 2013, we were notified that the FDA and the DOJ are continuing to investigate the allegations made by the former physician office sales representatives. We will continue to cooperate fully with the FDA and the DOJ in connection with their investigation. Although we believe that our business practices comply in all material respects with applicable laws and regulations, no conclusions can be drawn at this time as to the outcome of the investigation or the timing of any outcome, and government investigations may be a distraction to management and cause us to incur significant expenses.

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

Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that as of September 28, 2013, a number of stockholders of Cercacor continued to own shares of our stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.

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

* We may experience significant fluctuations in our quarterly results in the future and we may not maintain our recent profitability and changes to existing accounting pronouncements or taxation rules may affect how we conduct our business and affect our reported results of operations.

Our operating results have fluctuated in the past and are likely to fluctuate in the future. We may experience fluctuations in our quarterly results of operations as a result of:

•	delays or interruptions in manufacturing and shipping of our products;

•	varying demand for and market acceptance of our technologies and products;

•	delayed acceptance of our new products, negatively impacting the carrying value of our inventory;

•	design, technology or other market changes that could negatively impact the carrying value of our inventory;

•	the effect of competing technological and market developments resulting in lower selling prices or significant promotional costs;

•	changes in the timing of product orders and the volume of sales to our OEM partners;

•	actions taken by GPOs;

•	delays in hospital conversions to our products and declines in hospital patient census;

•	our legal expenses, particularly those related to litigation matters;

•	changes in our product or customer mix;

•	inability to efficiently scale operations and establish processes to accommodate business growth;

•	unanticipated delays or problems in the introduction of new products, including delays in obtaining clearance or approval from the FDA;

•	high levels of returns and repairs; and

•	change in reimbursement rates for SpHb®, SpCO® and SpMet® parameters.

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

We derive a portion of our net sales from international operations. In the three and nine months ended September 28, 2013, 29.1% and 28.9%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.

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

* We may incur environmental and personal injury liabilities related to certain hazardous materials used in our operations.

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

Products that we sell in Europe are subject to regulation in European Union, or EU, markets under the Restriction of the Use of Hazardous Substances Directive, or RoHS. RoHS prohibits companies from selling products which contain certain hazardous materials, including lead, mercury, cadmium, chromium, polybrominated biphenyls and polybrominated diphenyl ethers, in EU member states. In addition, the EU’s Registration, Evaluation, Authorization, and Restriction of Chemicals Directive also restricts substances of very high concern in products. Complying with this regulation may result in significant product transition costs including potential risk to the carrying value of the related inventory, or delays in sales of our products in the EU.

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

* Our operating results may be adversely affected by unfavorable economic and market conditions.

Many of the countries in which we operate, including the United States and several of the members of the European Union, have experienced and continue to experience unfavorable economic conditions. Our business or financial results may be adversely impacted by these unfavorable economic conditions, including: adverse changes in interest rates, tax laws or tax rates; inflation; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; the effects of government initiatives to manage economic conditions; reduced demand for our products resulting from a slow-down in the general global economy.

In addition, we cannot predict how current or worsening economic conditions will affect our critical customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our results of operations or financial condition. In addition, some of the major financial institutions with which we execute transactions, including commercial banks, insurance companies, and other financial institutions, may be exposed to a ratings downgrade, bankruptcy, liquidity, default or similar risks as a result of unfavorable economic conditions. A ratings downgrade, bankruptcy, receivership, default or similar event involving a major financial institution may limit the availability of credit or willingness of financial institutions to extend credit on terms commercially acceptable to us or at all or, with respect to financial institutions who are parties to our financing arrangements, leave us with reduced borrowing capacity, or with a price risk associated with forecasted purchases of raw materials which could have an adverse impact on our results of operations or financial condition.

Risks Related to Our Stock

* Our stock price may be volatile, and your investment in our stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From June 30, 2013 to September 28, 2013, our closing stock price ranged from $21.55 to $27.04 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

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

As of September 28, 2013, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned 14.2% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, the stockholders may be able to exercise a significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of us, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

* You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.

As of September 28, 2013, an aggregate of 14.8 million shares of our stock were reserved for future issuance under our three equity incentive plans, 9.1 million of which were subject to options outstanding as of that date at a weighted average exercise price of $22.77 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.

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

MASIMO CORPORATION

Date: October 30, 2013	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: October 30, 2013	By:	/s/ MARK P. DE RAAD
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3	(3)	Amended and Restated Bylaws adopted on October 20, 2011 (Exhibit 3.2)

4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999 between the Registrant and certain of its stockholders (Exhibit 4.2)

4.3	(2)	Rights Agreement, dated November 9, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)

4.4#	(4)	Masimo Retirement Savings Plan (Exhibit 4.7)

12.1		Statement Regarding the Computation of Ratio of Earnings to Fixed Charges

31.1		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2		Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1		Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 28, 2013 and December 29, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2013 and September 29, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2013 and September 29, 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

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