Form 10-K
period 2013-12-28
MASIMO CORP
filed 2014-02-14
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33642
________________________________________________

Masimo Corporation
(Exact name of registrant as specified in its charter)
________________________________________________

Delaware	33-0368882
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
40 Parker Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)
(949) 297-7000
(Registrant’s telephone number, including area code)
_________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.001	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 29, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market, was approximately $789.9 million. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At January 31, 2014, the registrant had 56,705,362 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the registrant’s proxy statement for the registrant’s 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

MASIMO CORPORATION
FISCAL YEAR 2013 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Form 10-K, contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” but appear throughout this Form 10-K. Examples of forward-looking statements include, but are not limited to, any projection or expectation of earnings, revenue or other financial items; the plans, strategies and objectives of management for future operations; factors that may affect our operating results, including accounting and tax estimates; our success in pending litigation; new products or services; the demand for our products; our ability to consummate acquisitions and successfully integrate them into our operations; future capital expenditures; effects of current or future economic conditions or performance; industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “opportunity,” “plan,” “potential,” “predicts,” “seek,” “should,” “will,” or “would,” and similar expressions and variations or negatives of these words. These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which is subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause our actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed under Item 1A—“Risk Factors” in this Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.

PART I

ITEM 1.	BUSINESS
Overview
We are a global medical technology company that develops, manufactures, and markets a variety of noninvasive monitoring technologies. Our mission is to improve patient outcomes and reduce the cost of care by taking noninvasive monitoring to new sites and applications. We were incorporated in California in May 1989 and reincorporated in Delaware in May 1996.
Our core business is measure through motion and low perfusion arterial blood oxygen saturation and pulse rate monitoring, known as Masimo SET® pulse oximetry, but our product offerings have expanded significantly over the years to also include noninvasive blood constituent, brain and breath monitoring, including rainbow® Pulse CO-Oximetry, brain function electroencephalogram (EEG) monitoring, respiration rate, capnography and anesthetic agent monitoring. In addition, we have developed the Root™ patient monitoring and connectivity platform and Patient SafetyNet™ remote patient surveillance monitoring system. We provide our products directly and through distributors and OEM partners to hospitals, emergency medical service (EMS) providers, physician offices, veterinarians, long term care facilities and consumers.
Pulse oximetry enables the noninvasive measurement of the oxygen saturation level of arterial blood, which delivers oxygen to the body’s tissues. Pulse oximetry also enables the measurement of pulse rate, which when measured by ECG is called heart rate. Pulse oximetry is one of the most common measurements taken in and out of hospitals around the world. Most pulse oximeter technologies work well when patients are well perfused and are not moving. However, when either or both of these conditions occur, conventional pulse oximeters frequently do not provide any measurements, or provide inaccurate measurements. We invented Masimo Signal Extraction Technology® (Masimo SET®) which for the first time, allowed pulse oximeters to provide accurate measurements even during patient motion and low perfusion conditions.
The performance of Masimo SET® pulse oximetry is proven by more than 100 independent and objective studies and thousands of clinical evaluations. We believe that Masimo SET® is trusted by clinicians to safely monitor approximately 100 million patients each year and is used hospital-wide by eight of the top 10 hospitals on the U.S. News & World Report Best Hospitals Honor Roll (2013-2014). Compared to other pulse oximeters during patient motion and low perfusion, Masimo SET® provides measurements when other pulse oximeters cannot, dramatically reduces false alarms (specificity), and accurately detects true alarms (sensitivity) that can indicate a deteriorating patient condition. Masimo SET® pulse oximetry has also been shown to improve patient outcomes by helping clinicians reduce retinopathy of prematurity (ROP) in neonates, screen newborns for critical congenital heart disease (CCHD), reduce ventilator weaning time and arterial blood gas measurements in the intensive care unit (ICU), and save lives and costs while reducing rapid response activations and intensive care unit transfers on the general floor.
Our pulse oximetry technology is contained on a circuit board which is placed inside a standalone pulse oximetry monitor, placed inside original equipment manufacturer (OEM) multiparameter monitors, or included as part of an external “Board-in-Cable” solution which is plugged into a port on an OEM or other device. All of these solutions use our proprietary single-patient use and reusable sensors and cables. We sell our products to end-users through our direct sales force and certain distributors, as well as our OEM partners, for incorporation into their products. In 2013, we also began selling our pulse oximetry products in the consumer market. As of December 28, 2013, we estimate that the worldwide installed base of our pulse oximeters and OEM monitors that incorporate Masimo SET® and rainbow® SET was more than 1.2 million units, excluding handheld devices . Our installed base is the primary driver for the recurring sales of our pulse oximeter and Pulse CO-Oximeter sensors, most notably, single-patient adhesive sensors. Based on industry reports, we estimate that the worldwide pulse oximetry market is nearly $1.5 billion in 2014, the largest component being sensors.
After introducing Masimo SET®, we have continued to innovate by introducing breakthrough noninvasive measurements that go beyond arterial blood oxygen saturation and pulse rate, and which create new market opportunities in both the hospital and non-hospital care settings. In 2005, we launched rainbow® Pulse CO-Oximetry, utilizing both Masimo SET® and licensed rainbow® technology. We believe rainbow® Pulse CO-Oximetry includes the first devices cleared by the U.S. Food and Drug Administration, or FDA, to noninvasively and continuously monitor multiple blood based measurements using multiple wavelengths of light and which previously were only possible through intermittent invasive procedures. In 2005, we launched noninvasive carboxyhemoglobin, or SpCO®, allowing measurement of carbon monoxide levels in the blood. Carbon monoxide is the most common cause of poisoning in the world. When used with other clinical variables, SpCO® may help clinicians and emergency responders detect carbon monoxide poisoning and help determine treatment and additional test options. In 2006, we launched noninvasive methemoglobin, or SpMet®, allowing for the measurement of methemoglobin levels in the blood. Methemoglobin in the blood leads to a dangerous condition known as methemoglobinemia, which occurs as a reaction to some common drugs used in hospitals and outpatient procedures. When used with other clinical variables, SpMet® may help clinicians detect methemoglobinemia and help determine treatment and additional test options. In 2007, we launched a measurement available in both Masimo SET® and rainbow® SET® sensors called Pleth Variability Index, or PVI®. Fluid administration is critical to optimizing fluid status in surgery and critical care, but traditional invasive methods to guide fluid administration often fail to help clinicians assess fluid responsiveness and newer methods are complicated and costly and considered appropriate only for the highest-risk patients. When used with other clinical variables, PVI® may help clinicians assess fluid responsiveness and help determine treatment options. In March 2008, we launched noninvasive total hemoglobin (SpHb®). Hemoglobin is the oxygen-carrying component of red blood cells (RBC), and along with oxygen saturation, determines the oxygen content of blood. Hemoglobin measurement is one of the most frequent invasive laboratory measurements in the world, and is often measured as part of a complete blood count (CBC), which measures multiple other blood components. A low hemoglobin status is called anemia, which is generally caused by bleeding or the inability of the body to produce red blood cells. SpHb® is available as a continuous monitor or a spot check measurement. Continuous SpHb® monitoring provides real-time visibility into the changes, or lack of changes in hemoglobin, which can otherwise only be measured through intermittent, invasive blood testing. SpHb® has been shown to help clinicians reduce the number of RBC transfusions and in multiple cases, demonstrated its lifesaving ability to detect internal bleeding. Spot check SpHb® measurement, when used with other clinical variables, may help clinicians assess whether a patient’s hemoglobin is lower or higher than they may otherwise assess without any hemoglobin measurement, which in turn, may help determine additional test options.
In June 2010, we introduced a sound-based monitoring technology called rainbow Acoustic Monitoring™ (RAM™), which enables continuous and noninvasive monitoring of respiration rate (RRa®). Respiration rate is the number of breaths per minute. A low respiration rate is indicative of respiratory depression and high respiration rate is indicative of patient distress. Traditional methods used to measure respiration rate are often considered inaccurate, such as impedance pneumography, or are not tolerated well by some patients, such as capnography. When used with other clinical variables, RRa® may help clinicians assess respiratory status and help determine treatment options. RAM™ technology is available from the same circuit board as Masimo SET® and rainbow® Pulse CO-Oximetry measurements, which together we refer to as the rainbow® SET technology platform.
In July 2010, we acquired and began selling our SedLine® brain function monitor, which measures the brain’s electrical activity and provides information about a patient’s response to anesthesia.
In 2011, we received the CE Mark for respiration rate from the plethysmograph waveform (RRp™). Although not currently available for sale in the U.S., RRp™ enables monitoring of breathing status from a standard Masimo SET® pulse oximetry or rainbow® Pulse CO-Oximeter sensor®. The RRp™ measurement is determined by the variations in the plethysmograph waveform due to respiration, although the measurement is not possible in all patients or many conditions and may not immediately indicate changes in respiration rate. For patients requiring accurate and sensitive respiration rate monitoring, we believe that our acoustic respiration rate (RRa®) measurement has been shown to better detect pauses in breathing than respiration rate measurements from Oridion capnography. The RRa® measurement also provides an important visual indication of breathing through the displayed acoustic waveform.
We also offer a patient surveillance or remote monitoring and clinician notification solution called Patient SafetyNet™, which includes Masimo SET® or rainbow® SET platform measurements at the patient’s bedside along with a central assignment station and wired or wireless server. Patient SafetyNet™ wirelessly notifies clinicians caring for multiple patients in different rooms when one of their patients has an alarm, allowing them to become aware of changing conditions and intervene sooner, at times with life-saving support. Masimo SET®, along with Patient SafetyNet™, is proven to help clinicians avoid deaths while preventing ICU transfers and rapid response activations on the general floor. In October 2010, we debuted Halo Index™, which allows continuous global trending and assessment of multiple physiological measurements of a patient with a single number displayed on the Patient SafetyNet™ screen. Halo Index™ is CE marked, but not currently available for sale in the U.S.
In October 2012, we received both FDA clearance for uSpO2™, a universal “Board-in-Cable” pulse oximetry solution, enabling easier and faster integration for OEM partners due to the ability to integrate Masimo SET® through software only. In October 2012, we also received CE mark for SpfO2™, a new parameter not currently available for sale in the U.S., which for the first time, allows the measurement of fractional arterial oxygen saturation noninvasively. Previously, pulse oximeters could only measure and display functional oxygen saturation (SpO2), so when patients had elevated carboxyhemoglobin and/or elevated methemoglobin, the displayed functional oxygen saturation overestimated the actual oxygen saturation value. SpfO2™ allows more precise arterial oxygenation assessment in patients with elevated dyshemoglobins, common throughout the hospital and pre-hospital setting compared to functional oxygen saturation.
In March 2012, we acquired Spire Semiconductor, LLC, a maker of advanced light emitting diode and other advanced component-level technologies. Masimo Semiconductor, Inc. (Masimo Semiconductor), our wholly owned subsidiary, operates this business and specializes in wafer epitaxy, foundry services, and device fabrication for biomedical, telecommunications, consumer products and other markets. This acquisition provided us with an advanced ability to develop custom components, accelerate development cycles, and optimize future product costs.
In July 2012, we acquired PHASEIN AB, or Phasein™, a developer and manufacturer of ultra-compact mainstream and sidestream capnography and gas monitoring technologies. The acquisition of the Phasein™ technologies complements our breakthrough innovations for patient monitoring with a portfolio of products ranging from OEM solutions for external “plug-in-and-measure” capnography and gas analyzers and integrated modules to handheld devices. With multiple measurements delivered through either mainstream or sidestream options, our customers can benefit from CO2, N2O, O2, and anesthetic agent monitoring in many hospital and pre-hospital environments, such as the operating room (OR), procedural sedation, ICU and EMS scenarios.
In December 2012, we released iSpO2®, a pulse oximeter cable and sensor with technology for use with an iPhone, iPad or iPod touch. iSpO2® uses Masimo SET® technology for Measure-Through Motion and Low Perfusion performance. The first version of iSpO2® allows consumers to use their iPhone, iPad or iPod touch to check their own arterial blood oxygen saturation (SpO2), pulse rate, and perfusion index measurements. In the U.S., iSpO2® is available online for sports and aviation use only, and is not intended for medical use. In October 2013, iSpO2® was released in Japan for iPhone, iPad, and iPod touch. In December 2013, we received the CE mark on iSpO2® for the Android operating system, enabling functionality on select Android based phones outside of the U.S. The iSpO2® Rx, the professional version for medical use, also received the CE mark in December 2013. The iSpO2® Rx product is not yet available in the U.S. but is available outside of the U.S.
In June 2013, we announced the CE Mark, and limited international market release of our Root™ platform. Root™ is a powerful new patient monitoring and connectivity platform that integrates our breakthrough rainbow® and SET® measurements with multiple additional parameters being made available through Masimo Open Connect™ (MOC-9™) in an integrated, clinician-centric platform. The first two MOC-9™ technologies for Root™ are SedLine® brain function monitoring and Phasein capnography. Iris™ connectivity in Root™ enables 3rd party devices such as intravenous pumps and ventilators to connect through Root™ enabling display, notification, and documentation to the electronic medical record through Masimo Patient SafetyNet™. In combination with a Radical-7® handheld device using rainbow® Pulse CO-Oximetry and rainbow® Acoustic Monitoring™, Root™ will help clinicians instantly interpret and quickly change display of multiple measurements, helping to simplify patient care workflows, empower caregivers to help make quicker patient assessments, earlier interventions and better clinical decisions throughout the continuum of care. Phasein capnography and some other Root™ features such as wireless radio and Iris™ connectivity are not available for sale in the U.S. as of December 28, 2013.
In July 2013, we released EMMA™ Capnograph with waveform display, offering clinicians greater assessment of end-tidal carbon dioxide (EtCO2) and respiration rate, as well as assisting in recognition of return to spontaneous circulation, for a variety of clinical settings, including emergency medicine and transport, ORs, ICUs, patient rooms, and clinics. EMMA™ fits in the palm of the hand, and we believe is the smallest and most portable capnograph in the world.

We offer Masimo SET® and rainbow® SET through our OEMs for integration in their products and through our own end-user products, including the Root™, Radical-7®, Rad-87®, Rad-57®, Pronto-7®, Pronto®, Rad-8®, Rad-5® and Rad-5v™. Our strategy is to utilize the accuracy and broad clinical benefits of our technologies to:
1) be the leading choice for pulse oximetry in traditionally monitored areas, in and out of the hospital;
2) expand the use of pulse oximetry beyond the critical care settings, including to the general floor of the hospital;
3) create demand for the use of breakthrough rainbow® measurements by our hospital customers;
4) offer rainbow® measurements to new markets such as emergency medical services, or EMS, and the physician office;
5) penetrate existing noninvasive specialty monitoring markets such as capnography, gas, brain function, and other modalities with technologies that offer clinical and financial advantages; and
6) leverage the revolutionary Root™ platform to provide open access to third-party developers for additional measurements, as well as connectivity to electronic health record systems and for third-party devices.
Our solutions and related products are based upon our proprietary Masimo SET® and rainbow® algorithms. This software-based technology is incorporated into a variety of product platforms depending on our customers’ specifications. Our technology is supported by a substantial intellectual property portfolio that we have built through internal development and, to a lesser extent, acquisitions and license agreements. As of December 28, 2013, we had 674 issued and pending patents worldwide. We have exclusively licensed from Cercacor Laboratories, Inc. (Cercacor), the right to OEM selected rainbow® technology and to incorporate selected rainbow® technology into our products intended to be used by professional caregivers, including, but not limited to, hospital caregivers and alternate care facility caregivers.
Pulse Oximetry: Technical and Clinical
Pulse oximeters use sensors attached to an extremity, typically the fingertip. These sensors contain two light emitting diodes that transmit red and infrared light from one side of the extremity through the tissue to a photodetector on the other side of the extremity. The photodetector in the sensor measures the amount of red and infrared light absorbed by the tissue. A microprocessor then analyzes the changes in light-absorption to provide a continuous, real-time measurement of the amount of oxygen in the patient’s arterial blood. Pulse oximeters typically give audio and visual alerts, or alarms, when the patient’s arterial blood oxygen saturation level or pulse rate falls outside of a user-designated range. As a result, clinicians have the opportunity to immediately initiate treatment to prevent the serious clinical consequences of hypoxemia, or low oxygen saturation levels, and hyperoxemia, or high oxygen levels.
Pulse oximetry has gained widespread clinical acceptance as a standard patient vital sign measurement because it can give clinicians an early warning of low arterial blood oxygen saturation levels, known as hypoxemia. Early detection is critical because hypoxemia can lead to a lack of oxygen in the body’s tissues, which can result in organ damage or death in a matter of minutes. Our pulse oximeters are used primarily in critical care settings, including surgery, recovery rooms, ICUs, emergency departments and alternative care settings, such as long-term care facilities and for home monitoring of patients with chronic conditions.
Clinicians also use pulse oximeters to estimate whether there is too much oxygen in the blood, a condition called hyperoxemia. In premature babies, hyperoxemia can lead to permanent eye damage or blindness. By ensuring that oxygen saturation levels in babies remain under 96%, clinicians believe they can lower the incidence of hyperoxemia. Hyperoxemia can also cause problems for adults, such as increased risk of postoperative infection and tissue damage. In adults, to prevent hyperoxemia, clinicians use pulse oximetry monitoring to guide the administration of oxygen to maintain normal saturation levels.
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
Independent research shows that over 70% of the alarms outside the operating room are false when using conventional pulse oximetry. In addition, in the operating room, conventional pulse oximeters can fail to give measurements due to weak physiological signals, or low perfusion, in up to 9% of all cases studied. Manufacturers of conventional pulse oximeters have attempted to address some of these limitations with varying degrees of success. Some competing devices have attempted to minimize the observed effects of motion artifact by repeating the last measurement before motion artifact is detected, until a new, clean signal is detected and a new measurement can be displayed, known as freezing values. Other competing devices increase the averaging time during motion, known as long-averaging, in an attempt to reduce the observed effect of motion on their measurements. Still other competing devices extend the audible alarm notification delay, which reduces the awareness of inaccurate measurements. These competing solutions, commonly referred to as "motion tolerant" or "alarm management" techniques, mask the limitations of conventional pulse oximetry. Several published studies have demonstrated that these also contribute to increased occurrences of undetected true alarms, or events where hypoxemia occurs, but is not detected by the pulse oximeter.
Conventional pulse oximetry technology also has several practical limitations. Because the technology cannot consistently measure oxygen saturation levels of arterial blood in the presence of motion artifact or low perfusion, conventional pulse oximetry is limited in non-critical care settings of the hospital, such as general care areas, where the hospital staff-to-patient ratio is significantly lower and the staff has lower tolerance for false alarms. In order for pulse oximetry to become a standard patient monitor in these settings, these limitations must be overcome.
In addition, two-wavelength pulse oximeters cannot distinguish oxygenated hemoglobin from dyshemoglobin, including the most prevalent forms of carboxyhemoglobin and methemoglobin. As a result of these dyshemoglobins, pulse oximeters will report falsely high oxygen levels when they are present in the blood.
Masimo SET® Pulse Oximetry and rainbow® Pulse Co-Oximetry
Masimo SET® was designed to overcome the primary limitations of conventional pulse oximetry, which involve maintaining accuracy in the presence of motion artifact and weak signal-to-nose situations.
Masimo SET® technologies and products offer multiple clinical and financial benefits, including:

•	Fewer false alarms and better true alarm detection.

•	Increased detection of critical congenital heart disease through newborn screening.

•	Reduced retinopathy of prematurity in very low birth weight neonates.

•	Fewer arterial blood gas measurements, faster oxygen weaning time, and lower length of stay in the ICU.

•	Lower sensor utilization.

•	Earlier detection of patient distress on the general floor, enabling reduced ICU transfers and rapid response activations.
The rainbow® SET platform, which includes rainbow® SET Pulse Co-Oximetry and rainbow® Acoustic Monitoring also allows for monitoring of arterial oxygen saturation even under the presence of carboxyhemoglobin and methemoglobin, known as fractional arterial oxygen saturation (SpfO2™). In addition, rainbow® has enabled hemoglobin (SpHb®), carboxyhemoglobin (SpCO®), and methemoglobin (SpMet®) monitoring, which is not possible with pulse oximetry alone. The rainbow® SET platform allows for measurement of Pleth Variability Index (PVI®) and Acoustic Respiration Rate (RRa™) with the clinical benefits noted below.
Market Opportunities for Masimo SET® Pulse Oximetry
Market Share Capture in Existing Areas
The pulse oximetry market consists of pulse oximeter devices, boards, and consumables, including single-patient use and reusable sensors, cables and other pulse oximetry accessories. These products are primarily sold to the hospital and alternative care markets, except for boards, which are sold directly to OEM manufacturers to be incorporated into their own multiparameter products. For 2014, iData estimates the U.S. pulse oximetry market at $869 million and the European market at over $160 million. Based on available estimates for the U.S. and international markets, we estimate that the worldwide pulse oximetry market is nearly $1.5 billion in 2014.
According to a 2014 iData research report, the pulse oximetry market is expected to continue to grow, primarily due to an aging baby boomer population which will contribute to the increasing use of healthcare services. In addition, the market for peripheral pulse oximetry is expected to continue to grow with an industry-wide push for expanded use of low-acuity monitoring in both hospitals and alternate care facilities.
We believe that Masimo SET® pulse oximetry is being chosen by hospitals because it offers fewer false alarms and better true alarm detection, the ability to both obtain measurements when other pulse oximeters cannot and to improve the process of care, and lower sensor utilization. In addition, converting to Masimo SET® typically results in a net cost savings when sensor price, sensor utilization, and process of care benefits are considered.
General Floor Monitoring Expansion
By applying the proven benefits of Masimo SET® from critical care settings to non-critical care settings, as well as settings outside of the hospital, we believe there are opportunities to expand the market for pulse oximetry. The 8th annual HealthGrades Patient Safety in American Hospitals Study looked at patient safety indicators for 40 million U.S. hospitalized patients and concluded that many deaths and permanent disabilities could be avoided if hospitals adopted safe practices and implemented systems that facilitate patient safety. The cost associated with post-operative respiratory failure is estimated to be over $2 billion in the U.S.
A landmark study published in January 2010 by the Journal of Anesthesiology from Dartmouth-Hitchcock Medical Center demonstrated that clinicians using Masimo SET® and Patient SafetyNet™ identified patient distress earlier, which decreased rapid response team activations by 65% and ICU transfers by 48%, and reduced ICU days by 135 days annually. A follow up report in the Anesthesia Patient Safety Foundation journal by Dartmouth-Hitchcock in 2012 reported that since December 2007, no patients have died or had serious brain injuries as a result of respiratory depression from opioids. In addition, Dartmouth-Hitchcock reported that expanding the use of Masimo SET® and Patient SafetyNet™ to all general and thoracic-vascular post-surgical units produced similar results to those seen in the original orthopedic unit. They also reported savings of $58,459 per patient, or $1.5 million annually, for patients who were not transferred to the ICU from the original orthopedic unit.
In August 2012, the Joint Commission issued a sentinel event alert, urging all hospitals to introduce measures to improve safety for patients receiving opioids, including systematic protocols to assess pain and appropriate opioid dosing, as well as continuous monitoring of oxygenation and ventilation. We believe that the increasing recognition by scientific and safety and quality organizations of the need for continuous monitoring will significantly increase the adoption of Masimo SET® and Patient SafetyNet™ on the general floor, also referred to as the medical-surgical floor.
The American Hospital Association estimated that there were more than 900,000 staffed beds in all U.S.-registered hospitals in 2012. In 2000, according to a study published in the Journal of Critical Care Medicine, 87% of all hospital beds in the U.S. were located in a non-critical care setting, which suggests a non-critical care market potential of 820,000 beds in the U.S. alone. While some of these non-critical care beds have some form of monitoring capabilities today, we believe that 15% or more of the 820,000 beds in the U.S. alone could become continuous monitoring beds. We believe that the ability of Masimo SET® to dramatically minimize false alarms due to patient motion while maximizing the sensitivity of pulse oximeters to report true alarms will allow hospitals to reliably and continuously monitor their patients in the general floors.
Alternate Care
According to a 2014 iData market research report, the fastest growing portion of the U.S. pulse oximetry equipment market is in the alternate care market. We believe that Masimo SET® technology offers significant advantages in some segments of this market, including home care, post-acute care hospitals, and sleep diagnostics. The proven ability of Masimo SET® to dramatically reduce false alarms and increase true alarm detection enables clinicians to make more reliable diagnoses of those who have pulmonary or cardiac abnormalities, need oxygen therapy, or need Continuous Positive Airway Pressure (CPAP) therapy. We plan to leverage this opportunity and expand our presence in this market.
Consumer
Some people, typically those with life-threatening disorders, receive personal pulse oximeters for use in their home through a prescription provided by their physician and paid for by their insurance provider. Consumers also purchase pulse oximeters on their own without a prescription when they want to monitor their own or someone else’s oxygen saturation and pulse rate on a frequent or even occasional basis. The most common people who choose to “self monitor” are those with lung or heart problems, such as chronic obstructive pulmonary disease (COPD), asthma, or heart failure. In addition, an increasing number of people use pulse oximeters for health, wellness, and fitness assessment. Airplane pilots and high altitude hikers use them to assess their oxygen saturation for safety, as the concentration of oxygen is reduced at high altitudes. Consumers have typically purchased fingertip pulse oximeters, which are a combined device and sensor powered by batteries. Consumer pulse oximeters are sold through online and retail outlets. While pulse oximeters are used by consumers for a variety of reasons, the FDA restricts their intended use for sports and aviation.
Consumer pulse oximeters, available for $25 to $150, do not offer the same performance as Masimo SET® pulse oximeters, which means that signal drop out and inaccurate measurements occur much more frequently. It is also believed that consumers use pulse oximeter measurement values without any formal training in pulse oximetry or medical conditions to make decisions about whether to seek medical care or even to monitor response to self-administered therapy such as oxygen to treat COPD, inhalants to treat asthma, or diuretics to treat heart failure. We believe that the use of non-Masimo SET® pulse oximeters may result in the inability to assess oxygen saturation or pulse rate, incorrect decisions about whether to seek medical care, and inaccurate assessment about whether a therapy is working or not working. Each of these situations may have negative clinical and financial implications for the institutions that choose to use these consumer pulse oximeters in place of hospital-grade pulse oximeters. Despite the risks of using consumable pulse oximeters in place of hospital-grade pulse oximeters, we believe there is a growing market for more accurate pulse oximetry for use by consumers. We also believe that consumers will increasingly use their smart phones and tablets to obtain, store, and report physiologic measurements. As a result, Masimo entered the consumer pulse oximeter market with iSpO2®, which allows consumers to use their iPhone, iPad or iPod touch to check their own arterial blood oxygen saturation (SpO2), pulse rate, and perfusion index measurements with the same performance as the Masimo SET® technology for medical use. We believe that the consumer pulse oximeter market will continue to grow and, as a result, we intend to continue to introduce additional solutions to address the consumer need for accurate pulse oximeters.
Market Opportunities for Masimo rainbow® SET®
Masimo rainbow® SET® creates additional demand for our pulse oximetry circuit boards, monitors and sensors because customers desire the rainbow® SET noninvasive measurement capabilities that are not available with any other pulse oximeter technology. To date, over twenty-five OEM companies have released rainbow® SET®-equipped products or announced rainbow® integration plans. Companies with released rainbow® SET® products include Dräger, Physio-Control, ZOLL, GS Corpuls, Welch Allyn, Fukuda Denshi, Edwards, Schiller, and Saadat. Companies that have announced rainbow® SET integration, but have not yet released products, include Atom Medical, CareFusion, Hamilton Medical, GE Medical Systems and Philips. In addition, more than twenty-five additional companies are actively working on rainbow® integration but have not yet publicly announced their integration plans.
There are significant opportunities with rainbow® SET® to create new hospital and alternate care markets by enabling the monitoring of additional noninvasive measurements beyond arterial blood oxygen saturation and pulse rate.
Hemoglobin (SpHb®)
Hemoglobin is the part of a red blood cell that carries oxygen to the body, and therefore, a measurement of the hemoglobin parameter is an indicator of the oxygen carrying capacity of the blood. A low hemoglobin status is called anemia, which is generally caused by bleeding or the inability of the body to produce red blood cells. As a chronic disorder, anemia can be treated by iron supplements, diet changes or drugs that increase the production of red blood cells. As an acute disorder, anemia due to bleeding requires stoppage of the bleeding before organ dysfunction or death occurs, or a blood transfusion to sustain organ function and life. Because of its clinical importance, hemoglobin is one of the most commonly ordered lab diagnostic tests in the hospital and physician office. Each year in the U.S., over 400 million invasive hemoglobin tests are performed.
In May 2008, we received clearance from the FDA for Radical-7®, our noninvasive and continuous hemoglobin monitoring technology, and in September 2008, we began shipping, in a limited market release, these monitors and sensors. In March 2009, we fully launched our continuous noninvasive hemoglobin device. In October 2011, In Vivo Adjustment™ received CE marking in the European Union but is not currently available for sale in the U.S. Radical-7® and In Vivo Adjustment™ enable clinicians, for the first time, to adjust the noninvasive measurement of SpHb® to the specific patient and laboratory reference device they use for invasive blood testing. In Vivo Adjustment™ is considered helpful to clinicians because the reference standard used in their hospital may differ from the reference standard used by Masimo for calibration, inducing differences in the noninvasive measurement and the invasive measurement. In addition, while calibration curves are developed over a large number of patients, variation can occur from the calibration curve for any single patient. A low or falling hemoglobin measurement provides the primary indication for whether a patient receives a blood transfusion. A blood transfusion is the most frequent procedure performed in U.S. hospitals, with one in ten inpatients receiving one or more units of blood. Blood transfusions are highly variable by institution, procedure and physician. Evidence from observational studies shows blood transfusions can increase mortality by 69% and morbidity by 88%, while restrictive transfusion practices have been proven safe in multiple randomized controlled trials. Blood transfusions are costly - between $522 and $1,183 per unit - not accounting for morbidity costs. Many transfusions are unnecessary - a systematic review of 494 studies showed that 59% are “inappropriate”. There is a growing recognition of the need to implement strategies to reduce transfusions by groups such as The Joint Commission and the American Medical Association, with blood transfusions recently targeted as one of the top five procedures that are overused. In spite of the strong need to reduce blood transfusions, existing tools for transfusion decision making are limited and may contribute to inappropriate transfusions. For example, estimated blood loss is commonly much higher than actual blood loss, and laboratory hemoglobin values are only available intermittently and are often delayed. We believe that with appropriate tools, processes and application of evidence-based medicine, blood transfusions could be reduced and save the U.S. healthcare system up to $5 billion per year, while significantly improving quality and safety.
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
SpHb® monitoring has also been shown in a prospective cohort study in high blood loss surgery (neurosurgery) conducted at Cairo University to reduce the percent of patients receiving three or more RBC units from 73% to 32% and reduce the average number of RBC units transfused by 47% (from 1.9 to 1.0 units per patient). In this study, the researchers also showed that patients with SpHb® monitoring who needed RBC units received them sooner by 41 minutes on average.
We believe that the potential savings from SpHb® monitoring can be estimated by taking the range of published cost estimates for blood transfusions ($522 to $1,183) multiplied by the expected reduction in blood transfusions per patient. Based on this methodology, in lower blood loss surgery, the 0.09 lower RBC units per patient with SpHb® monitoring is estimated to reduce RBC costs by $47 to $106 per patient monitored. In higher blood loss surgery, the 0.90 lower RBC units per patient with SpHb® monitoring is be estimated to reduce RBC costs by $470 to $1,065 per patient monitored. These estimates do not take into account the expense of SpHb® monitors or sensors, or the other costs associated with over transfusion or delayed care.
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
According to a study published in January 2010 by Anesthesia and Analgesia, undetected bleeding also occurs in otherwise healthy patients, such as mothers who have just delivered babies. Postpartum hemorrhage (PPH) is the leading cause of maternal mortality. The direct pregnancy-related maternal mortality rate in the U.S. is 7 to 10 women per 100,000 live births and 19% of in-hospital maternal deaths are caused by PPH. In the developing world, statistics suggest that 25% of maternal deaths are due to PPH, accounting for more than 140,000 maternal deaths per year, or 1 woman every 4 minutes.
When used with other clinical variables, Masimo SpHb® may help clinicians detect bleeding and help determine treatment and additional test options. While clinical research studies on SpHb® are ongoing, clinicians inherently understand the value of continuous and noninvasive hemoglobin monitoring. A study by the consulting firm Capgemini concluded that the average 500 bed hospital would save $468,000 annually by implementing SpHb® and other rainbow® measurements. Because of the potential clinical and cost advantages of measuring hemoglobin noninvasively and continuously, we believe that a greater number of hospitals will adopt Masimo rainbow® SET technology.
A significant portion of invasive hemoglobin measurements are made outside of hospital settings, in the physician office to aid patient assessment and treatment, and in the blood donation market to qualify potential donors for eligibility to donate blood. While neither spot nor continuous SpHb® measurements are intended to replace invasive hemoglobin tests, we believe that a significant number of the estimated 200,000 U.S. physician offices and donations could be aided by the noninvasive and immediate assessment of hemoglobin.
Beginning in January 2010, the American Medical Association approved a Current Procedural Terminology, or CPT, code and Medicare implemented pricing on the Medicare Clinical Lab Fee Schedule for noninvasive hemoglobin, enabling U.S. hospitals and physician offices that perform testing to recover their costs, in addition to the clinical benefits they receive from this measurement. In 2014, the Medicare reimbursement for SpHb® is $6.84 per test when testing eligible patients.
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

Quick diagnosis and treatment of carbon monoxide poisoning in the emergency department is critical in saving lives and preventing long-term damage, but the condition is often misdiagnosed because symptoms are similar to the flu. Lack of timely diagnosis can delay treatment or, worse, patients assessed with an incorrect diagnosis can be re-exposed to CO. Therefore, failure to diagnose CO poisoning can have disastrous consequences for patients and potentially other family members of affected households.
Historically, carbon monoxide levels in the blood have been measured using a laboratory CO-Oximeter, which requires a patient or a patient’s blood sample to be transported to a hospital with laboratory CO-Oximetry capability. In one region of the country, it is estimated that only one-half of acute care hospitals has laboratory CO-Oximetry capabilities. Additional delays occur if a patient needs hyperbaric oxygen therapy, which often requires transfer to yet another medical center with hyperbaric capability. Outside the hospital, laboratory measurements of carboxyhemoglobin are not considered feasible. Historically, this meant that carbon monoxide levels in the blood could not be assessed in environments in which it would be very useful, such as in the home of a patient or in the medical evaluation of first responders exposed at the scene of a fire. As a result, these people had no way of knowing whether they or others were at risk or had suffered carbon monoxide poisoning.
While SpCO® is not intended to replace invasive carboxyhemoglobin tests, when used with other clinical variables, SpCO® may help clinicians detect carbon monoxide poisoning and help determine treatment and additional test options. According to a 2008 study by Brown University, an emergency department using Masimo rainbow® SET® carbon monoxide monitoring identified 60% more carbon monoxide poisoning cases than the conventional approach, and estimated that as many as 11,000 carbon monoxide poisoning cases per year in the U.S. were being missed with the conventional approach. In a 2012 study, based on three years of U.S. data from the Undersea and Hyperbaric Medicine Society’s carbon monoxide poisoning surveillance system (supported by the Centers for Disease Control), researchers analyzed cases of carbon monoxide poisoning treated with hyperbaric oxygen with initial carboxyhemoglobin level measured by either laboratory CO-Oximetry or with SpCO® from a rainbow® Pulse CO-Oximeter®. Patients who were initially measured using rainbow® Pulse CO-Oximetry had a significantly shorter time to measurement of carbon monoxide (1.1 versus 1.7 hours) and a shorter period of time from the end of carbon monoxide exposure to treatment (4.4 versus 5.3 hours). Three hours after exposure, 45% of patients evaluated by using SpCO® and rainbow® Pulse CO-Oximetry had started treatment versus just 25% of patients evaluated by laboratory CO-oximetry that had started treatment. In a 2013 study, in which elevated SpCO® was used to help indicate a need for invasive testing in patients presenting to the emergency department with headaches, 23% of the cases which were ultimately diagnosed with carbon monoxide poisoning were only identified after elevated SpCO® levels had been tested.
Multiple leading emergency first responder associations, including the National Association of Emergency Medical Technicians, the National Association of EMS Educators, the International Association of Fire Fighters and the International Association of Fire Chiefs, now educate their members that noninvasive assessment for carbon monoxide poisoning is appropriate when exposure is suspected or when an individual presents symptoms that could indicate such poisoning. In addition, the National Fire Protection Association, or NFPA, included carbon monoxide screening by rainbow® Pulse CO-Oximetry as an available method as part of a new national healthcare standard for firefighters potentially exposed to carbon monoxide poisoning. NFPA’s consensus codes and standards serve as the worldwide authoritative source on fire prevention and public safety.
In addition, the United Kingdom House of Commons All Party Parliamentary Gas Safety Group, in a report published in January 2009, aimed at increasing the awareness of carbon monoxide poisoning among medical professionals, recommended noninvasive carbon monoxide testing for Emergency Department and alternate care market providers as a way to improve the country’s rate of detection and diagnosis of carbon monoxide poisoning. For the preparation of this report, the United Kingdom Group used Masimo rainbow® SET® Rad-57® devices for 12 months and reported successful cases with the Rad-57® devices.
Beginning January 2009, the American Medical Association approved a CPT code and Medicare implemented pricing on the Medicare Clinical Lab Fee Schedule for noninvasive carboxyhemoglobin, enabling U.S. hospitals that perform testing to recover their costs, in addition to the clinical benefits they receive. In 2014, the Medicare reimbursement for SpCO® is $6.84 per day when testing eligible patients.
We believe that the greatest opportunity for SpCO® monitoring is in the EMS, fire and hospital emergency department settings. In the U.S. alone, there are 30,000 fire departments / alternate care market locations and 5,000 hospitals that would benefit from noninvasive carbon monoxide testing.
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
According to a study published in September 2004 by researchers at Johns Hopkins University, over a 28 month period there were 414 cases, or 19% of all patients reviewed, of acquired methemoglobinemia. In these cases, the methemoglobinemia resulted in one fatality and three near-fatalities. Warnings, cautions and alerts regarding the clinical significance and prevalence of methemoglobinemia have been generated by the FDA, Veterans Administration, Institute for Safe Medication Practices and the National Academy of Clinical Biochemistry. The American Academy of Pediatrics recommends monitoring methemoglobin levels in infants who receive nitric oxide therapy.
While SpMet® is not intended to replace invasive methemoglobin tests, when used with other clinical variables, Masimo SpMet® may help clinicians detect methemoglobinemia and help determine treatment and additional test options. We believe the initial opportunity for methemoglobin monitoring is in outpatient procedure labs in hospitals, such as esophageal echocardiography and gastrointestinal labs where use of topical “caines”, such as benzocaine, is prevalent, monitoring HIV patients who receive dapsone, as well as monitoring neonates who receive inspired nitric oxide in the neonatal ICUs.
Beginning January 2009, the American Medical Association approved a CPT code and Medicare implemented pricing on the Medicare Clinical Lab Fee Schedule for noninvasive methemoglobin, enabling U.S. hospitals that perform testing to recover their costs, in addition to the clinical benefits they receive. In 2014, the Medicare reimbursement for SpMet® is $6.84 per day when testing eligible patients.
Pleth Variability Index (PVI®)
Fluid is administered through intravenous catheters to surgical and intensive care patients as part of a key objective to ensure that vital tissues are getting enough oxygen by increasing the amount of blood flow the heart pumps per minute, also known as cardiac output. However, too much or too little fluid may cause harm to patients. Therefore, the decision of whether to administer fluid is of fundamental importance in critically-ill and surgical patients. Ideally, a clinician would know prior to giving fluid whether the patient would respond favorably to the fluid, which is known as “fluid responsiveness”, and means that after giving fluid, the patient’s cardiac output actually increased. However, traditional methods such as central venous pressure monitoring often fail to predict fluid responsiveness, and newer methods are invasive, complicated and/or costly.
Multiple studies have shown that, when used with other clinical variables, PVI® helps clinicians assess fluid responsiveness. All of the methods that help assess fluid responsiveness, including PVI®, require that the patient be under mechanical ventilation, which means that a machine called a respirator is controlling patient breathing. PVI® has been shown to help clinicians reduce the amount of fluid given to surgical patients, which lowered their patient risk as evidenced by a lowering of a key patient risk marker called lactate level.
In 2012, the United Kingdom's National Health Service included PVI® amongst other technologies in its Intra Operative Fluid Management pack, which serves as a guide for hospitals wishing to implement fluid responsiveness monitoring to improve patient outcomes. In 2013, the French Society for Anesthesia and Intensive Care, or SFAR, added PVI® to its guidelines for optimal hemodynamic management during surgery. PVI® is unique in the technologies that have been shown to help assess fluid responsiveness, as it has no incremental procedural price. This means that if Masimo SET® pulse oximetry with PVI® is available at the bedside for required pulse oximetry monitoring, the same Masimo sensor used for pulse oximetry also provides PVI®.
We believe that the large majority of surgical patients are not being monitored for fluid responsiveness. Because the highest risk patients typically receive invasive monitoring to monitor blood pressure continuously and often to assess fluid responsiveness, we believe the primary opportunity for PVI® monitoring is in patients in which they would not otherwise use invasive monitoring. These include moderate and lower-risk mechanically ventilated adult patients during surgery and in the ICU, septic patients in the emergency department and ICU, and higher-risk patients in which invasive monitoring is not otherwise possible in the setting or indicated in the patient. It is also possible that future studies may reveal an application for PVI in non-mechanically ventilated adult patients in the hospital and other out-of-hospital patient populations.
Respiration Rate (RRa®)
We received FDA clearance for RRa® with rainbow Acoustic Monitoring™ (RAM™) technology in November 2009, announced initial market release of the parameter in December 2009, and announced full market release in June 2010.
Respiration rate is defined as the number of breaths per minute, and changes in respiration rate provide an early warning sign of deterioration in patient condition. Current methods to monitor respiration rate include end tidal CO2 monitoring, which requires a special tube to be inserted in the patient’s nose and therefore has low patient compliance, and impedance monitoring, which is considered unreliable. Multiple clinical studies have shown that RRa® provides as good or better accuracy to monitoring respiration rate as end tidal CO2 monitoring, and can reliably detect respiratory pause episodes, defined as a cessation of breathing for 30 seconds or more. Our noninvasive respiration rate parameter became available in our Masimo rainbow® SET® platforms with the launch of our MX-3 circuit board, in November 2009. These devices with the RRa® software and our acoustic respiration sensor are placed on the patient’s neck and connected to the bedside monitor with a separate cable. Should the respiration rate change or stop, an alarm will be displayed on the device and in addition, can be sent to the Patient SafetyNet™ system. Patient SafetyNet™ can then notify the attending clinician or nurse of the condition, directly on the monitor or remotely via a pager.
In May 2013, we received FDA clearance for RAM™ for pediatric patients, enabling noninvasive monitoring of RRa® in a population that is often not tolerant of capnography because it requires a nasal cannula or mask. A 2013 multicenter study conducted at Cincinnati Children's Hospital Medical Center, University of Arizona Medical Center, and Children's Medical Center at Dallas showed that RAM™ had similar accuracy, yet improved better patient tolerance compared to capnography (nasal cannula) in post-surgical pediatric patients.
When used with other clinical variables, RRa® may help clinicians assess respiratory status and help determine treatment options. We believe this noninvasive measurement will become a key and important measurement in the general floor environment, in the post-anesthesia care unit, during procedural sedation such as in the gastrointestinal lab, as well as in the monitoring of non-mechanically ventilated patients during surgery.
Fractional Arterial Oxygen Saturation (SpfO2™)
In October 2012, we debuted SpfO2™, a new parameter which, for the first time, allows the measurement of fractional arterial oxygen saturation noninvasively. This parameter has received CE mark for the European Union, but it is currently not available for sale in the U.S. Until now, pulse oximeters could only measure and display functional oxygen saturation (SpO2). Therefore, when patients had elevated carboxyhemoglobin (from carbon monoxide poisoning) and/or elevated methemoglobin (negative reaction to more than 30 common drugs used in hospitals, like caines, nitrates, and dapsone), the displayed functional oxygen saturation overestimated the actual oxygen saturation value. Utilizing more than seven wavelengths of light and breakthrough signal processing, Masimo rainbow® Pulse CO-Oximeters can measure and display fractional arterial oxygen saturation. SpfO2™ allows more precise arterial oxygenation assessment in patients with elevated dyshemoglobins, common throughout the hospital and pre-hospital setting, compared to functional oxygen saturation. SpfO2™ may also allow earlier interventions and more timely therapeutic decisions.
Halo Index™
In October 2010, we debuted Halo Index™, which has received CE mark for the European Union, but is not currently available for sale in the U.S. Halo Index™ is a dynamic indicator that facilitates continuous global trending and assessment of multiple physiological measurements to quantify changes in patient status. Currently, clinicians monitor multiple clinical measurements on each patient and respond independently to each of the measurements. Halo Index™ is a single displayed value on our Patient SafetyNet™ remote monitoring and notification system, which facilitates simple and comprehensive assessment within a single index. This may allow clinicians to identify patient risk that was otherwise not apparent and may also help clinicians, in the presence of individual parameter alarms, to assess that a patient’s risk remains low, allowing them to focus on other higher risk patients. In the future, subject to FDA clearance, we expect Halo Index™ will also be available as part of our standalone devices and OEM boards. As more clinical evidence is collected on Halo Index™, its clinical utility in a variety of care areas and patient types will become more specific.
Market Opportunities for Noninvasive Specialty Measurements
SedLine® Brain Function Monitoring
In July 2010, we acquired and began selling the SedLine® brain function monitoring standalone monitor, which measures the brain’s electrical activity by detecting EEG signals. In contrast to whole scalp EEG monitoring which is used for diagnostic purposes, this form of EEG monitoring is often referred to as processed EEG monitoring, or brain function monitoring. Brain function monitors display the patient’s EEG waveforms, but these are difficult for clinicians to interpret, so the EEG signals are processed and displayed as a single index that gives a continuous, quantitative indication of the patient’s depth of anesthesia and sedation. Brain function monitoring is most commonly used during surgery to avoid over- and under-titration of anesthesia and sedation. A market research report from iData estimates that in 2014, the size of the U.S. market for brain function monitoring will be almost $100 million.
We discontinued the standalone SedLine® monitor, and in June 2013, we introduced the SedLine® Module for Masimo Open Connect™ (MOC-9™) in Root™, a powerful new patient monitoring and connectivity platform that integrates our breakthrough rainbow® and SET® measurements with multiple additional parameters. SedLine® displays include raw EEG waveforms, the Patient State Index (PSI), and the Digital Spectral Array view.

We believe SedLine® has advantages over other brain function monitors because it monitors both sides of the brain simultaneously (instead of only one side or by switching from one side to the other) to enable detection of asymmetrical brain activity. We also believe, and studies have shown, that compared to other brain function monitors, SedLine® offers more reliable brain function monitoring during challenging conditions such as the use of electrocautery. Electrocautery is an electronically powered surgical instrument frequently used during surgery to make incisions. In addition, because raw EEG signals are difficult to interpret, a single index may not provide a complete indication of the patient status. The Digital Spectral Array view allows a color-coded indication of the relative power, or strength of signal, at various EEG frequencies over time. The significance of the Digital Spectral Array view is developing, but it is believed that it may provide clinicians with the ability to discriminate more clearly the unique effects of various anesthetic agents and agent combinations, versus the raw EEG signals and index alone.
Capnography and Gas Monitoring
In July 2012, we acquired PhaseinTM, a developer and manufacturer of ultra-compact mainstream and sidestream capnography and gas monitoring technologies. The acquisition of the PhaseinTM technologies complements our existing breakthrough monitoring technologies with the ability to measure multiple expired gases, such as carbon dioxide, (CO2), nitrous oxide, (N2O), an oxygen (O2), and anesthetic agents. In the case of capnography, respiration rate is also calculated from the CO2 waveform. These measurements are possible through either mainstream monitoring, which samples gases from a ventilated patient’s breathing circuit, or sidestream monitoring, which samples gases from a breathing circuit in mechanically ventilated patients or through a cannula or mask in spontaneously breathing patients. These capnography and gas measurements are standard-of-care in many hospital environments, such as operating rooms, procedural sedation and intensive care units.
We offer a portfolio of capnography and gas products ranging from external “plug-in-and-measure” capnography and gas analyzers, integrated modules, and handheld capnograph and capnometer devices. In June 2013, we received the CE-Mark for, and launched, the Phasein capnography MOC-9™ module for Root™. We believe that our Phasein capnography offers advantages over other available capnography technologies because it requires virtually no start-up time. In addition, with the Nomoline™ "No Moisture" sample line, customers can choose from a single patient use Nomoline™ version - designed for extended life in high humidity environments - or the multi-use Nomoline™ adapter for cost-effective, repeated use on different patients with only the cannula itself being replaced with each patient.
Future Measurements
We believe that our core signal processing and sensor technologies are widely applicable and may develop and launch future applications utilizing our proprietary technology platforms. However, we do not plan to communicate the priority, status or timing of future measurements in development until such time as that they have reached feasibility and/or received regulatory clearance.
The Masimo Value Proposition
We have continued to expand beyond our core pulse oximetry, by creating multiple breakthrough noninvasive measurements, offering systems for remote monitoring and notification and now offering the new Root™ monitor. Root™ allows for the continuous monitoring of all these measurements in a platform that is capable of adding future specialty noninvasive measurements from Masimo and other third-parties while, at the same time, also allowing for connectivity to third-party devices such as IV pumps and ventilators.
Masimo SET® Pulse Oximetry
Masimo SET® was designed to overcome the primary limitations of conventional pulse oximetry, which involve maintaining accuracy in the presence of motion artifact and weak signal-to-noise situations. Our Masimo SET® platform, which became available to hospitals in the U.S. in 1998, is the basis of our pulse oximetry products and we believe represented the first significant technological advancement in pulse oximetry since its introduction in the early 1980s. Masimo SET® utilizes five signal processing algorithms, four of which are proprietary, in parallel to deliver high precision sensitivity and specificity in the measurement of arterial blood oxygen saturation levels. Sensitivity is the ability to detect true events and specificity is the ability to reject false alarms. One of our proprietary processing algorithms, Discrete Saturation Transform®, separates the signal from noise in real-time through the use of adaptive filtering and an iterative sampling technique that tests each possible saturation value for validity. Masimo SET® signal processing can therefore identify the venous blood and other noise, isolate them, and extract the arterial signal.
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
Adhesive sensors are single patient-use items, but the FDA allows third-parties to reprocess pulse oximetry sensors. In response to the hospital market’s growing needs to implement environmentally friendly, or “green”, products and to decrease costs to remain competitive, we developed the rainbow ReSposable® sensor system and began a limited market release in December 2010.The rainbow ReSposable® sensor, part reusable and part disposable, combines the performance and comfort of single-use adhesive sensors with the economic and green advantages of reusable sensors. Based on an internal Masimo study of 974 third-party reprocessed sensors, we estimated that rainbow ReSposable® sensors produce 90% less waste and 41% fewer carbon emissions than disposable sensors, while reprocessed sensors only decrease waste by 34% and actually increase carbon emissions by 43% compared to disposable sensors.
Masimo SET® technologies and products offer multiple clinical and financial benefits, including:

•
Fewer false alarms and better true alarm detection. Over 100 independent and objective studies have now proven Masimo SET® accuracy during challenging conditions in adult, pediatric and neonatal patients.

•
Increased detection of critical congenital heart disease through newborn screening. Four studies totaling 118,000 patients have shown that adding Masimo SET® to the standard physical exam helps clinicians to increase the detection of this potentially fatal disease before the baby leaves the hospital. The published evidence for Masimo SET® led the American Academy of Pediatrics and the U.S. Department of Health and Human Services to recommend mandatory screening for all newborns using “motion-tolerant pulse oximeters that report functional oxygen saturation and have been validated in low perfusion conditions”. In 2012, we received FDA 510(k) clearance for Masimo SET® pulse oximeters and neonatal sensors with labeling for screening newborns for CCHD, marking the first time the FDA cleared specific labeling for the use of pulse oximeters, in conjunction with a physical exam, to screen newborns for CCHD.

•
Reduced retinopathy of prematurity in very low birth weight neonates. In a two-phased study of two centers that previously used competing pulse oximetry, both centers simultaneously changed their neonatal oxygen targeting policy, and one of the centers switched to Masimo SET® pulse oximetry. In the first phase of the study, there was no decrease in retinopathy of prematurity at the center using competing pulse oximetry but there was a 58% reduction in significant retinopathy of prematurity and a 40% reduction in the need for laser eye treatment at the center using Masimo SET®. In the second phase of the study, the center still using competing pulse oximetry switched to Masimo SET® and it experienced similar results as the center already using Masimo SET®

•
Fewer arterial blood gas measurements, faster oxygen weaning time, and lower length of stay in the ICU. Due to the more accurate measurements from Masimo SET® during challenging conditions and the ability to monitor in low perfusion patients, studies have shown reduced need for arterial blood gas, helped clinicians reduce weaning times from the ventilator, and resulted in a lower length of stay.

•
Lower sensor utilization. Masimo SET® sensors provide enhanced durability for greater sensor longevity, and the underlying performance of Masimo SET® in challenging conditions makes it easier to obtain measurements on digits with low perfusion, which reduces the use of multiple sensors on the same patient.

Expansion of Pulse Oximetry into Non-Critical Care Settings
We believe the ability of Masimo SET® products to provide reliable monitoring with fewer false alarms has expanded and will continue to expand the use of pulse oximetry into other settings where patient motion and false alarms have historically prevented its use.
We market our Patient SafetyNet™ remote monitoring and clinician notification system for use with our Masimo SET® pulse oximeters, rainbow® Pulse CO-Oximeters®, and rainbow Acoustic™ Monitors, which allow monitoring of the oxygen saturation, pulse rate, perfusion index, hemoglobin, methemoglobin, and respiration rate of up to 80 patients simultaneously. Patient SafetyNet™ offers a rich user interface with trending, real-time waveform capability at the central station and remote notification via pager or smart phones. Patient SafetyNet™ also features the Adaptive Connectivity Engine™, which enables two-way, HL7-based connectivity to clinical/hospital information systems. The Adaptive Connectivity Engine™ significantly reduces the time and complexity to integrate and validate custom HL7 implementations, and demonstrates our commitment to innovation that automates patient care with open, scalable, and standards-based connectivity architecture. Patient SafetyNet™ also allows the display of Halo Index™, discussed earlier. We believe that the advanced performance of the Masimo SET® platform coupled with reliable, cost effective, and easy to use wireless remote monitoring will allow hospitals to create continuous surveillance solutions on general care floors where patients are at risk of avoidable adverse events and where direct patient observation by skilled clinicians is cost prohibitive.

Masimo SET® technologies and products offer multiple clinical and financial benefits in non-critical care settings, including:

•
Earlier detection of patient distress on the general floor, enabling reduced ICU Transfers and Rapid Response Activations. Many patients in the general care areas are at risk of dying due to inadequate oxygenation. To mitigate this risk, patients in the general care areas need to be continuously monitored. Our Patient SafetyNet™ systems enable the Masimo SET® and rainbow® SET® platforms to wirelessly and remotely monitor patients in the general care areas of the hospital that are not under the constant supervision of clinicians. A landmark study published in 2010 by Dartmouth-Hitchcock Medical Center demonstrated that clinicians using Masimo SET® and Patient SafetyNet™ identified patient distress earlier, which decreased rapid response team activations, ICU transfers and ICU days. Hospitals and other care centers can reduce their costs by moving less critically ill patients from the ICU to the general care areas where these patients can be continuously and accurately monitored in a more cost-effective manner.

Upgradeable rainbow® SET® Platform
In 2005, we introduced our Masimo rainbow® SET® platform, leveraging our Masimo SET® technology and incorporating licensed rainbow® technology to enable reliable, real-time monitoring of additional measurements beyond arterial blood oxygen saturation and pulse rate. The Masimo rainbow® SET® platform has the unique ability to measure and distinguish oxygenated hemoglobins from certain dyshemoglobins, hemoglobins incapable of transporting oxygen, and allows for the rapid, noninvasive monitoring of hemoglobin, carboxyhemoglobin, methemoglobin, which together we refer to as Pulse CO-Oximetry. Along with the release of our rainbow® Pulse CO-Oximetry products, we have developed multi-wavelength sensors that have the ability to monitor multiple measurements with a single sensor. We believe that the use of Masimo rainbow® Pulse CO-Oximetry products will become widely adopted for the noninvasive monitoring of these measurements. We believe the addition of RRa® with rainbow Acoustic® Monitoring technology for noninvasive and continuous monitoring will strengthen the clinical demand for the rainbow® platform, especially in the growing general floor market.
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
Our rainbow® SET® technologies and products offer multiple clinical and financial benefits, including:
Hemoglobin (SpHb®)

•	Helping clinicians reduce the risk and cost associated with red blood cell transfusions

•	Helping clinicians identify undetected bleeding earlier in surgical, intensive care, trauma, and obstetric patients

•	Helping clinicians identify unexpected low hemoglobin for further testing

•
In developing health care systems around the world, laboratory testing is often unavailable. In these countries, SpHb® can provide previously unavailable information to help assess patients for low hemoglobin levels and monitor the effects of low hemoglobin treatment.

Carboxyhemoglobin (SpCO®)

•	Helping clinicians identify unsuspected and deadly carbon monoxide poisoning earlier and more often, reducing incorrect diagnoses
Methemoglobin (SpMet®)

•	Helping clinicians identify dangerous methemoglobinemia earlier and more often, reducing incorrect diagnoses
Pleth Variability Index (PVI®)

•	Helping clinicians assess fluid responsiveness and improve fluid management in surgical and intensive care patients who are mechanically ventilated
Respiration Rate (RRa®)

•	Helping clinicians identify respiratory depression and respiratory distress earlier and more often to potentially enable earlier interventions
Fractional Arterial Oxygen Saturation (SpfO2™)

•	Allowing more precise arterial oxygenation assessment in patients with elevated dyshemoglobins, common throughout the hospital and pre-hospital setting, compared to functional oxygen saturation (SpO2)

Halo Index™

•	Potentially helping clinicians identify patient distress earlier, more effectively, more easily, and more efficiently

•	Potentially identifying patients at low risk, even in the presence of individual physiologic alarms
Noninvasive Specialty Measurements
Masimo’s new noninvasive specialty measurements provide differentiated and cost-effective solutions in existing monitoring modalities and offer multiple clinical and financial benefits, including:
SedLine® Brain Function Monitoring

•	Simultaneous monitoring of both sides of the brain to identify asymmetry

•	Performance in challenging conditions such as the use of electrocautery

•	Digital spectral array for enhanced ability to assess depth of anesthesia with multiple agents and agent combinations

•	Cost-effective consumables
Capnography and Gas Monitoring

•
Allowing continuous monitoring of ventilation in mechanically ventilated patients, monitoring ventilation during cardiopulmonary resuscitation, and monitoring gas concentrations to help titrate anesthesia

•	Quick start up time to avoid waiting for valid measurements, especially important during emergency resuscitation efforts

•	Cost-effective consumables through Nomoline™ for both single and multi-patient use
Third-party Measurement Expansion

•	Enabling multiple additional measurements through the MOC-9™ ports in Root™

•	Offers companies a desirable platform to deploy new measurements, reducing the need for multiple standalone monitors
Third-party Device Connectivity
Despite medical technology advances, the lack of device communication and integration creates risks to patient safety in hospitals around the world. Without device interoperability, critical patient information can go unnoticed - leaving clinicians unaware and patients at risk. Existing approaches for device interoperability require separate hardware, software, and/or network infrastructure, which can clutter the patient room, increase complexity, burden IT management, and increase costs. To address these challenges, each Root™ can also be used as a connectivity gateway to integrate multiple standalone devices such-as IV pumps, ventilators, hospital beds, and other patient monitors - when used as part of the optional Iris™ connectivity package in Masimo Patient SafetyNet™.
Masimo’s addition of Iris™ connectivity in Root™ and Patient SafetyNet™ provides multiple advantages to hospitals:

•
Allows standalone device information to be remotely viewed with Patient SafetyNet™, transmitted through notification systems or sent to electronic health record systems to facilitate better patient care and meaningful use.

•	Designed to leverage existing network infrastructures and reduce costs while enhancing clinical workflows and decision support to improve patient safety, wherever the clinician is located.

•	Flexible and cost-effective platform, avoiding installation of costly, separate systems.

•	Brings all the data together to facilitate assessment and decision support.
Our Strategy
Since inception, our mission has been to develop noninvasive monitoring solutions that improve patient outcomes and reduce the cost of patient care. We intend to continue to grow our business and to improve our market position by pursuing the following strategies:

•
Continue to Expand Our Market Share in Pulse Oximetry. We grew our product revenue to $517.4 million in 2013 from $356.4 million in 2010, representing a three year CAGR of 13.2%. This growth can be attributed to the increased access to pulse oximetry customers through our agreements with group purchasing organizations, or GPOs, our increased relationships with OEM partners, the expansion of our direct sales force, and strong, independent clinical evidence that demonstrates the benefits of our technology. We supplement our direct sales with sales through our distributors. Direct and distributor sales increased to $438.8 million, or 84.8%, of product revenue in 2013, from $283.6 million, or 79.6%, of product revenue in 2010.

•
Expand the Pulse Oximetry Market to Other Patient Care Settings. We believe the ability to continuously and accurately monitor patients outside of critical care settings, including the general, medical and surgical floors of the hospital, are currently unmet medical needs and have the potential to significantly improve patient care and increase the size of the pulse oximetry market. We believe the ability of Masimo SET® to accurately monitor and address the limitations of conventional pulse oximetry has enabled, and will continue to enable, us to expand into non-critical care settings and thus significantly expand the market for our products. To further support our expansion into the general care areas, we market Patient SafetyNet™, which enables continuous monitoring of up to 80 patients’ oxygen saturation, pulse rate, and with rainbow® SET®, noninvasive hemoglobin and respiration rate.

•
Expand the Use of rainbow® Technology in the Hospital Setting. We believe the noninvasive measurement of rainbow® Pulse CO-Oximetry (SpHb®, SpCO®, SpMet®), rainbow Acoustic Monitoring™ (RRa®), and the Halo Index™, as well as future measurements, will provide an excellent opportunity to leverage existing customer relationships into new opportunities to improve patient care and our revenues, directly and through a greater ability to convert non-Masimo hospitals to Masimo hospitals due to our expanded measurement capabilities.

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

•
Continue to Innovate and Maintain Our Technology Leadership Position. We invented and pioneered what we believe is the first pulse oximeter to accurately measure arterial blood oxygen saturation level and pulse rate in the presence of motion artifact and low perfusion. In addition, we launched our rainbow® SET® platform that enabled what we believe is the first noninvasive monitoring of carboxyhemoglobin, methemoglobin and hemoglobin, as well as PVI®, which all previously were only available with invasive and/or complicated testing. With our introduction of RRa® with rainbow Acoustic Monitoring™ technology, we believe we have launched the first platform to enable noninvasive and continuous monitoring through an easy to use single patient adhesive acoustic sensor. Halo Index™ is a dynamic indicator that facilitates continuous global trending and assessment of multiple physiological measurements to quantify changes in patient status. We plan to continue to innovate and develop new technologies and products, internally and through our collaboration with Cercacor, from whom we currently license certain noninvasive monitoring of other measurements.

Our future growth strategy is also closely tied to our focus on international expansion opportunities. Since 2007, we have been aggressively expanding our sales and marketing presence in Europe, Asia, Canada and Latin America. We have accomplished this through both additional staffing and by adding or expanding sales offices in many of these territories. During the fourth quarter of 2008, we established a new international business structure designed to better serve and support our growing international business. By centralizing our international operations, including sales management, marketing, customer support, planning, logistics and administrative functions, we believe we have developed a more efficient and scalable international organization-capable of being even more responsive to the business needs of our international customers-all under one centralized management structure. As a result of these investments and focus on our international operations, we believe that our international product revenues, as a percent of total product revenues, will continue to increase.
Our Products
We develop, manufacture and market patient monitoring technologies that incorporate a monitor or circuit board and sensors including proprietary single-patient use, reusable and ReSposable sensors and patient cables. In addition, we offer remote alarm/monitoring solutions, software, and connectivity solutions.

The following chart summarizes our principal product components and principal markets and methods of distribution:

Product Components	Description	Markets and Methods of Distribution
Patient Monitoring Solutions:
Circuit Boards (e.g., MX-1®, MX-3, MS-2011, MS-2040, uSpO2®, SedLine®, ISA™, and IRMA™)	• Signal processing apparatus for all Masimo technology platforms • Mainstream and sidestream capnography and gas monitors	Incorporated and sold to OEM partners who incorporate our circuit boards into their patient monitoring systems

Monitors / Devices (e.g., Radical-7®, Pronto-7®, Rad-57® and EMMA™)	• Bedside and handheld monitoring devices that incorporate Masimo SET® with and without licensed Masimo rainbow® SET® technology • Compact and self-contained capnometer which monitors CO2 concentration	Sold directly to end-users and through distributors and in some cases to our OEM partners who sell to end-users

Patient Monitoring and Connectivity Platform (Root™)	• Multi-specialty measurement monitor • Ability to connect third-party devices such as IV pumps, ventilators, beds, and other patient monitors to the electronic health record	Sold directly to end-users and through distributors

Sensors (e.g., SET®, rainbow® Pulse CO-Oximetry, rainbow Acoustic™ Sensors, and SedLine®)	• Extensive line of both single-patient, reusable and ReSposable sensors • Patient cables, as well as adapter cables that enable the use of our sensors on certain competitive monitors	Sold directly to end-users and through distributors and to OEM partners who sell to end-users

Line filters, cannulas, and mainstream adapters (e.g., capnography and gas disposables)	• Line of disposables to measure mainstream and sidestream capnography and gas parameters	Sold directly to end-users and through distributors and to OEM partners who sell to end-users

Remote Alarm and Monitoring Solutions (e.g., Patient SafetyNet™)	• Network-linked, wired or wireless, multiple patient floor monitoring solutions • Standalone wireless alarm notification solutions	Sold directly to end-users

Software (e.g., SpHb®, SpCO®, SpMet®, PVI®, RRa®, 3D Alarms, Adaptive Threshold Alarm and Halo Index™)	• Rainbow® measurements and other proprietary features sold to installed monitors	Sold directly to end-users and through OEM partners who sell to end-users

Connectivity (e.g., Root™, Patient SafetyNet™)	• Software and hardware enabling third-party devices to connect through Patient SafetyNet™ to clinicians and for documentation to the electronic health record	Sold directly to end-users

Consumer product (e.g., iSpO2®)	• Pulse oximeter cable and sensor for use with an iPhone, iPad or iPod touch	Sold directly to consumers through on-line websites
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
Masimo rainbow® SET® MX Circuit Boards. Our next-generation circuit board is the foundation for our Masimo rainbow® Pulse CO-Oximetry and rainbow Acoustic Monitoring™ platform, utilizing technology licensed from Cercacor. The MX circuit boards measure arterial blood oxygen saturation levels and pulse rate, and have the circuitry to enable the measurement of hemoglobin, oxygen content, carboxyhemoglobin, methemoglobin, PVI®, respiration rate and Halo Index™, along with other potential measurements in the future. Customers can choose to buy additional measurements beyond arterial blood oxygen saturation levels and pulse rate at the time of sale or at any time in the future through a field-installed software upgrade. As additional measurements are developed, each new measurement may be available as a software upgrade to the existing system.
uSpO2® Cable/Board. Our new SET® technology-in-a-cable contains the low power (MS-2040) technology in a reduced size, allowing it to be embedded into patient cables as part of the sensor connector. This allows for the ability to interface the uSpO2® cable/board to monitoring devices externally via an existing communications port in instances where internal integration of a traditional Masimo SET® technology board is not feasible. The uSpO2® cable/board provides full Masimo SET® Measure-Through Motion and Low Perfusion pulse oximetry found in our other products, with a typical power consumption of less than 45 milliwatts.
Monitors / Devices
Radical-7®. We believe that the Radical-7® offers features that do not exist in any other pulse oximeter. The Radical-7® incorporates the MX circuit board, which enables rainbow® SET measurements, and offers three-in-one capability to be used as:

•	a standalone device for bedside monitoring;

•	a detachable, battery-operated handheld unit for easy portable monitoring; and

•
a monitor interface via SatShare®, a proprietary technology allowing our products to work with certain competitor products, to upgrade existing conventional multiparameter patient monitors to Masimo SET® while displaying rainbow® measurements on the Radical-7® itself.

The Radical-7® is a wireless, touch screen device, which is on an upgradeable rainbow® SET platform. With its wide-ranging flexibility, Radical-7® can continuously monitor a patient from the ambulatory environment, to the emergency room, to the operating room, to the general floor and on, until the patient is discharged. Radical-7® delivers the accuracy and reliability of Masimo rainbow® SET with multi-functionality, ease of use and a convenient upgrade path for existing monitors.
Root™. We believe that Root™ is a powerful new patient monitoring and connectivity platform that integrates our breakthrough rainbow® and SET® measurements with multiple additional specialty measurements through Masimo Open Connect™ (MOC-9™) in an integrated, clinician-centric platform. The first two MOC-9™ technologies for Root™ are SedLine® brain function monitoring and Phasein™ capnography. Iris™ connectivity in Root™ enables 3rd party devices such as intravenous pumps and ventilators to connect through Root™ and enables display, notification, and documentation to the electronic medical record through Masimo Patient SafetyNet™. In combination with a Radical-7® handheld monitor, Root™ will instantly interpret and display other measurements thus simplifying patient care workflows, empowering caregivers to help make quicker patient assessments, earlier interventions and better clinical decisions throughout the continuum of care.
SatShare®. Our SatShare® technology enables a conventional monitor to upgrade to Masimo SET® through a simple cable connection from the back of Radical-7® to the sensor input port of the conventional monitor. No software upgrades or new modules are necessary for the upgrade, which can be completed in minutes. SatShare® allows hospitals to standardize the technology and sensors used throughout the hospital while allowing them to gain more accurate monitoring capabilities and additional multi-functionality in a cost-effective manner. This technology has facilitated many hospital-wide conversions of previously installed competitor monitors to Masimo SET®. In addition, Masimo rainbow® SET® measurements such as hemoglobin are available to clinicians on the Radical-7® itself while the device is being used in SatShare® mode.
Rad-87™. The Rad-87™, which also contains Masimo rainbow® SET technology, is a compact, lightweight and easy-to-use device designed specifically for use in less acute settings than the Radical-7®. The Rad-87® is available with a built-in bi-directional wireless radio for use as part of the Patient SafetyNet™ remote monitoring and clinician notification system.
Pronto®. The Pronto® is a handheld noninvasive multiparameter testing device that uses Masimo rainbow® SET technology to provide oxygen saturation, pulse rate, perfusion index and spot-checking of hemoglobin levels for both hospitals (i.e., emergency departments) and remote settings such as physician offices.

Pronto-7®. The Pronto-7® is a noninvasive multiparameter device utilizing rainbow 4D™ that provides spot-check hemoglobin testing along with oxygen saturation, pulse rate and perfusion index results. With a touch screen for easy operation and wireless 802.11 and Bluetooth for printing and communication, the Pronto-7® is well-suited for hemoglobin spot-check testing in almost any environment.
Rad-8®. The Rad-8® is a bedside pulse oximeter featuring Masimo SET® (but without rainbow® capability) with a low cost design and streamlined feature set, allowing it to be offered at a lower price point than the Radical-7® or Rad-87®.
Rad-5®. In addition to the bedside monitors, we have developed handheld pulse oximeters using Masimo SET® (but without rainbow® capability). Our Rad-5® and Rad-5v™ handheld oximeters were the first dedicated handhelds with Masimo SET®.
Rad-57®. The Rad-57® is a fully featured handheld Pulse CO-Oximeter® that provides continuous, noninvasive measurement of hemoglobin, carboxyhemoglobin and methemoglobin in addition to oxygen saturation, pulse rate, and perfusion index. Its rugged and lightweight design makes it applicable for use in hospital and field settings, specifically for fire departments and emergency medical service units.
SedLine® MOC-9™ Module. The SedLine® monitor measures brain function on a continuous basis. The SedLine® MOC-9™ module for Root™ is an EEG-based brain function monitor that provides information about a patient’s response to anesthesia.
Capnography and Gas Monitoring. In July 2012, we acquired Phasein™, a developer and manufacturer of ultra-compact mainstream and sidestream capnography, gas analyzers and handheld capnometry solutions. The gas analyzers, IRMA™ and ISA™, and emergency capnometer (EMMA™) enable our customers to benefit from CO2, N2O, O2, and anesthetic agent monitoring in many hospital environments.
uSpO2™ Cable/Board. Our new SET® technology-in-a-cable contains our low power (MS-2040) technology in a reduced size, allowing it to be embedded into patient cables as part of the sensor connector.
iSpO2® pulse oximeter for use with an iPhone, iPad or iPod touch. The iSpO2® uses Masimo SET® for Measure-Through Motion and Low Perfusion performance, for consumers to check their own arterial blood oxygen saturation (SpO2), pulse rate, and perfusion index measurements for short-term sports and aviation use. This version is not intended for medical use.
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
Our single-patient use sensors offer several advantages over reusable sensors, including improved performance, cleanliness, increased comfort and greater reliability. Our reusable sensors are primarily used for short-term, spot-check monitoring. Our rainbow ReSposable® sensors are expected to provide performance advantages for customers currently using reusable and reprocessed sensors.
SofTouch Sensors. We have developed SofTouch sensors, designed with less adhesive or no adhesive at all for compromised skin conditions. These include single-patient sensors for newborns and multi-site reusable sensors for pediatrics and adults.
Trauma and Newborn Sensors. We believe we were the first to develop two specialty sensor lines, specifically designed for trauma and resuscitation situations, as well as for newborns. These sensors contain an identifier which automatically sets the oximeter to monitor with maximum sensitivity and the shortest-averaging mode and allows for quick application, even in wet and slippery environments. Additionally, we introduced low-profile sensors to monitor oxygen saturation in newborns. The newly enhanced low-profile LNCS®, M-LNCS™ Neo, NeoPt, and Inf Sensors™ are smaller and thinner, making them significantly more comfortable for patients and easier to apply for healthcare workers.
Blue Sensors. In 2005, we introduced what we believe to be the first FDA-cleared sensor to accurately monitor arterial blood oxygen saturation levels in cyanotic infants and children with abnormally low oxygen saturation levels.
E1® Ear Sensor. In 2011, we introduced the first ever, single-patient-use ear sensor that is placed securely in the ear conchae, so clinicians can combine Masimo SET® performance and central monitoring to provide quick access and responsive assessment of oxygenation. The E1® Sensor is ideal for field emergency medical services utilization.
Rainbow® Sensors. We believe we were the first to develop proprietary, multi-wavelength sensors for use with our rainbow® Pulse CO-Oximetry products. As opposed to traditional sensors that only have the capability to monitor arterial blood oxygen saturation levels and pulse rate, our rainbow® sensors can also monitor carboxyhemoglobin, methemoglobin and hemoglobin. Our licensed rainbow® SET® sensors are the only sensors that are compatible with our licensed rainbow® SET® products. Rainbow® sensors are available in single-patient use, ReSposable, and reusable spot-check sensor types.
Rainbow Acoustic™ Sensors. We believe we were the first to develop a continuous respiration rate monitoring technology based on an acoustic sensor placed on the patient’s neck. Our rainbow Acoustic™ Sensors detect the sounds associated with breathing, and convert the sounds into continuous respiration rate using proprietary signal processing that is based on Masimo SET®.
SedLine® sensor. Used exclusively with the SedLine® monitor, the SedLine® sensor is a disposable sensor that collects a high volume of brain function data from key areas of the frontal lobe.
Rainbow® Universal ReSposable SuperSensor™. This sensor, which is not currently available for sale in the U.S., is the first noninvasive sensor to provide simultaneous monitoring of SpHb®, SpCO®, SpMet®, SpfO2™, SpOC™, Perfusion Index, PVI®, and Measure-Through Motion and Low Perfusion SpO2 and pulse rate.
We offer our customers choices for reducing pollution and waste in our world while also reducing costs, including Masimo Reprocessed Sensors, the only reprocessing solution that maintains new Masimo sensor performance, and rainbow ReSposable® Sensors, offering unprecedented sustainability with a lower carbon footprint and greater waste reduction than reprocessing or new sensors. Rainbow ReSposable® Sensors offer equivalent performance and comfort to single-patient use sensors and a similar sensor price-per-patient to mixed third-party reprocessed and new sensors.
Remote Alarm and Monitoring Solutions
Masimo Patient SafetyNet™. Patient SafetyNet™ is a remote monitoring and clinician notification system. It instantly routes bedside-generated alarms through a server to a qualified clinician’s handheld paging device in real-time. Each system can support up to 80 bedside monitors and can either be integrated into a hospital’s existing IT infrastructure or operate as a stand-alone wireless network.
Software
All of our monitors, including Radical-7® and certain future OEM products, which incorporate the MX board, will allow purchases of software for rainbow® measurements as well as other future measurements or features that can be field installed. In October 2010, we debuted Halo Index™, which is CE marked but is not currently available for sale in the U.S. Halo Index™ is a dynamic indicator that facilitates continuous global trending and assessment of multiple physiological measurements to quantify changes in patient status. Currently, clinicians monitor multiple clinical measurements on each patient and respond independently to each of the measurements. Halo Index™ is a single displayed value on the Patient SafetyNet™ remote monitoring and notification system, which facilitates simple and comprehensive assessment within a single index. In the future, subject to receipt of regulatory clearance, we expect Halo Index™ will also be available as part of our standalone devices and OEM boards. As more clinical evidence is collected on Halo Index™, its clinical utility in a variety of care areas and patient types will become more specific.
X-Cal™
In 2011, we implemented a technology called X-Cal™ in our sensors, cables and instruments to enhance patient safety and improve clinician efficiency. X-Cal™ preserves system quality, performance and reliability by reducing imitation sensor and cable use and monitoring component life. The technical benefit of X-Cal™ is based on the fact that the Masimo sensors, patient cables and instruments work as an integrated system to provide the physiologic measurements that have advanced the standard of care.
X-Cal™ addresses three common problems experienced by clinicians using an integrated Masimo system, including:

•
Patient safety may be severely compromised by using imitation Masimo sensors and cables because they are not produced with comparable components, do not provide proper shielding from ambient interferences, create electrostatic noise caused by motion, do not have our quality and performance controls, and are not tested or warranted to work within a Masimo system;

•
We design our sensors and cables to last well beyond their warranty and customer feedback indicates our sensors and cables last significantly longer than competing products, but cable and sensor reliability may still be compromised when used beyond the life they were reliably designed for, affecting patient care and causing clinicians and biomedical engineers to spend time troubleshooting intermittent cable and sensor issues; and

•
We believe that third-party reprocessed pulse oximetry sensors introduce challenges in the clinical environment due to potential quality issues. Internal Masimo testing indicates that 91% of a leading third-party reprocessor’s sensors tested failed to meet our performance specifications. In fact, most third-party reprocessed sensors do not indicate that they are capable of performing in measure through motion or low perfusion conditions or neonatal applications, key performance requirements available with Masimo SET® sensors. Also, no third-party company has attempted to reprocess rainbow® SET sensors.
Sales and Marketing
We have sales and marketing employees in the U.S. and abroad. We expect to continue to increase our worldwide sales and sales support organizations as we continue to expand our presence throughout both the U.S. and throughout the world including Europe, the Middle East, Asia, Latin America, Canada and Australia. We currently sell all of our medical products both directly to hospitals and the alternate care market via our sales force, and certain distributors. We sell our non-medical/consumer products through e-commerce Internet sites such as Amazon.com.
The primary focus of our sales representatives is to facilitate the conversion of competitor accounts to our Masimo SET® pulse oximetry products, expand the use of Masimo SET® and Patient SafetyNet™ on the general floor, and create new use of rainbow® measurements in both critical care and non-critical care areas. In addition to sales representatives, we employ clinical specialists to work with our sales representatives to educate end-users on the benefits of Masimo SET® and assist with the introduction and implementation of our technology and products to their sites. Our sales and marketing strategy for pulse oximetry has been and will continue to be focused on building end-user awareness of the clinical and cost-saving benefits of our Masimo SET® platform. More recently, we have expanded this communication and educational role to include our Masimo rainbow® Pulse CO-Oximetry and rainbow Acoustic Monitoring™ products, including hemoglobin, carboxyhemoglobin, methemoglobin, PVI®, acoustic respiration rate, and Halo Index™. During 2013, we began to build a new dedicated worldwide blood management sales force whose primary focus is working with hospitals to identify new opportunities to deploy our life-saving and cost-reducing SpHb® technology. Our direct and distributor revenue accounted for 85% of our total product revenue in 2013. For the year ended December 28, 2013, two just-in-time distributors, Owens & Minor and Cardinal Health, represented approximately 13% and 11%, respectively, of our total revenue. These were the only customers that represented 10% or more of our revenue for the year ended December 28, 2013. Importantly, distributors take and fulfill orders from our direct customers, many of whom have signed long-term sensor purchase agreements with us. As a result, in the event a specific just-in-time distributor is unable to fulfill these orders, the orders will be redirected to other distributors or fulfilled directly by us.
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
In order to facilitate our direct sales to hospitals, we have signed contracts with companies that we believe to be the five largest GPOs, based on the total volume of negotiated purchases. In return for the GPOs putting our products on contract, we have agreed to pay the GPOs a percentage of our revenue from their member hospitals. In 2013 and 2012, revenue from the sale of our pulse oximetry products to hospitals that are associated with GPOs amounted to $287.9 million and $253.7 million, respectively.
Our marketing efforts are designed to build end-user awareness through digital and print advertising, direct mail and trade shows. In addition, we distribute published clinical studies, sponsor accredited educational seminars for doctors, nurses, biomedical engineers, and respiratory therapists and conduct clinical evaluations. During 2014, we expect to modestly increase the size of our field force worldwide, as we continue to establish and expand our sales channels on a global basis.
Competition
The medical device industry is highly competitive and many of our competitors have substantially greater financial, technical, marketing and other resources than we do. While we regard any company that sells pulse oximeters as a potential customer, we also recognize that the companies selling pulse oximeters on an OEM basis and/or pulse oximetry sensors are also potential competitors. Our primary competitor, Covidien Ltd. and its subsidiary Nellcor Puritan Bennett, Inc., currently hold a substantial share of the pulse oximetry market. Covidien sells its own brand of Nellcor pulse oximeters to end-users, sells pulse oximetry modules to other monitoring companies on an OEM basis, and licenses to certain OEMs the right to make their pulse oximetry platforms compatible with Nellcor sensors. We face substantial competition from larger medical device companies, including companies that develop products that compete with our proprietary Masimo SET®. We believe that a number of companies have announced products that claim to offer Measure-Through Motion accuracy. Based on those announcements and our investigations, we further believe that many of these products include technology that infringes our intellectual property rights. We have settled claims against some of these companies and intend to vigorously enforce and protect our proprietary rights with respect to the others whom we believe are infringing our technology. Some of the remaining companies, including GE Medical Systems, are also currently OEM partners of ours.

We believe that the principal competitive factors in the market for pulse oximetry products include:

•	accurate monitoring during both patient motion and low perfusion;

•	ability to introduce other clinically beneficial measurements related to oxygenation and respiration, such as noninvasive and continuous hemoglobin and acoustic respiration rate;

•	competitive pricing, including bundling practices;

•	brand recognition and perception of innovation abilities;

•	sales and marketing capability;

•	access to hospitals which are members of GPOs;

•	recent proliferation of integrated delivery networks;

•	access to OEM partners; and

•	patent protection.
Cercacor Laboratories, Inc.
Cercacor Laboratories, Inc., (Cercacor) is an independent entity spun-off from us to our stockholders in 1998. Joe Kiani and Jack Lasersohn, members of our board of directors, are also members of the board of directors of Cercacor. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.
We have a cross-licensing agreement, (Cross-Licensing Agreement) with Cercacor for certain technologies. The following table outlines our rights under the Cross-Licensing Agreement relating to specific end user markets and the related technology applications of specific measurements.

End User Markets
Measurements	Professional Caregiver and Alternate Care Market	Patient and Pharmacist
Vital Signs(1)	Masimo (owns)	Cercacor (non-exclusive license)
Non-Vital Signs(2)	Masimo (exclusive license)	Cercacor (owns or exclusive license)
______________

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

Our License to Cercacor. We granted Cercacor an exclusive, perpetual and worldwide license, with sublicense rights, to use Masimo SET® for the monitoring of non-vital signs measurements and to develop and sell devices incorporating Masimo SET® for monitoring non-vital signs measurements in the Cercacor Market. We also granted Cercacor a non-exclusive, perpetual and worldwide license, with sublicense rights, to use Masimo SET® for the measurement of vital signs in the Cercacor Market. In exchange, Cercacor pays us a 10% royalty on the amount of vital signs sensors and accessories sold by Cercacor.
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
Cercacor’s License to us. We exclusively licensed from Cercacor the right to make and distribute products in the Masimo Market that utilize rainbow® technology for the measurement of carbon monoxide, methemoglobin, fractional arterial oxygen saturation, and hemoglobin, which includes hematocrit. In December 2013, we exercised our option to license five additional measurements pursuant to the existing Cross-Licensing Agreement. Additionally, we make and distribute products that monitor respiration rate via rainbow Acoustic Monitoring™, which is not required to be licensed from Cercacor. To date, we have developed and commercially released devices that measure carbon monoxide, methemoglobin and hemoglobin using licensed rainbow® technology. We also have the option to obtain exclusive licenses to make and distribute products in the Masimo Market that utilize rainbow® technology for the monitoring of other non-vital signs measurements, including blood glucose.

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
Our license to rainbow® technology for these measurements in these markets is exclusive on the condition that we continue to pay Cercacor royalties on our products incorporating rainbow® technology, subject to certain minimum aggregate royalty thresholds, and that we use commercially reasonable efforts to develop or market products incorporating the licensed rainbow® technology. The royalty is up to 10% of the rainbow® royalty base, which includes handhelds, tabletop and multiparameter devices. Handheld products incorporating rainbow® technology will carry a 10% royalty rate. For other products, only the proportional amount attributable for that portion of our devices used to monitor non-vital signs measurements, rather than for monitoring vital signs measurements, and sensors and accessories for measuring only non-vital sign parameters will be included in the 10% rainbow® royalty base. For multiparameter devices, the rainbow® royalty base will include the percentage of the revenue based on the number of rainbow® enabled measurements. For hospital contracts where we place equipment and enter into a sensor contract, we pay a royalty to Cercacor on the total sensor contract revenue based on the ratio of rainbow® enabled devices to total devices. During the year ended December 28, 2013 and going forward, we are subject to certain specific annual minimum aggregate royalty payment obligations of $5.0 million per year.
We have 180 days after proof of feasibility to exercise the above-referenced option to obtain a license for the measurement of blood glucose for an additional $2.5 million and licenses for the remaining non-vital signs measurements for an additional $0.5 million each. During the year ended December 28, 2013, we exercised our right to license five new non-vital sign measurements for $0.5 million each, or $2.5 million. As of December 28, 2013, we are evaluating the feasibility of a number of other measurements. Pending the results of our evaluations, we may or may not exercise our right to license any or all of these additional measurements. During the year ended December 28, 2013, Cercacor incurred a total of $6.3 million in operating expenses.
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

•	per product minimum royalties, to the extent less than the annual minimums, will be payable to Cercacor; and,

•
the minimum aggregate annual royalties payable to Cercacor for carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin, and/or glucose is $15.0 million per year until the exclusive period of the agreement ends, plus up to $2.0 million for each additional measurement.

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

Cercacor Services Agreement (Services Agreement). We have also entered into a services agreement with Cercacor. Under this Services Agreement, we provide Cercacor with accounting, human resources and legal services, which we collectively refer to as indirect expenses. We expect Cercacor to continue to engage us for these services. However, pursuant to the Services Agreement, Cercacor may terminate the agreement by providing us a 30 day notice, while we may terminate with a 180 day notice to Cercacor.
Cercacor’s Expenses related to Pronto-7®. In February 2009, we and Cercacor agreed that in order to accelerate the development of the technology supporting this product, Cercacor would re-direct a substantial amount of its engineering development activities to focus on this project for our benefit. Accordingly, we and Cercacor agreed that from April 2009 through June 2010, the completion of this product development effort, 50% of Cercacor’s engineering and engineering related expenses and all third-party engineering supply expenses related to Pronto-7® development would be charged to us. Since July 2010, Cercacor has continued to assist us with other product development efforts and charged us accordingly. Beginning in 2012, due to a revised estimate of the support required by us to complete the various Pronto-7® related projects, our Board of Directors approved an increase in the percentage of Cercacor’s total engineering and engineering related payroll expenses funded by us from 50% to 60%. For the year ended December 28, 2013, the total funding for these additional Cercacor expenses was $4.1 million. Both companies have agreed to maintain this arrangement until we notify Cercacor that we no longer require this engineering support.
Research and Product Development
We believe that ongoing research and development efforts are essential to our success. We expect to increase the size of our research and development staff during 2014. Our research and development efforts focus primarily on continuing to enhance our technical expertise in pulse oximetry, enabling the noninvasive monitoring of other measurements and developing remote alarm and monitoring solutions.
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
Our total research and development expenditures for 2013 were $55.6 million, which included $3.9 million related to expenses incurred by Cercacor pursuant to the Cross-Licensing Agreement. In 2012, our total research and development expenditures were $47.1 million, which included $3.7 million related to expenses incurred by Cercacor. In 2011, our total research and development expenditures were $38.4 million, which included $3.4 million related to expenses incurred by Cercacor. We expect our research and development expenses to increase in 2014 and beyond as we expand our research and development force, enhance our existing products and technologies and develop new product candidates.
Intellectual Property
We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property rights and measures to protect our intellectual property.
We have developed a patent portfolio internally, and to a lesser extent through acquisitions and licensing, that covers many aspects of our product offerings. As of December 28, 2013, we had 425 issued patents and 249 pending applications in the U.S., Europe, Japan, Australia, Canada and other countries throughout the world. In addition, as of December 28, 2013, technology we licensed from our development partner, Cercacor, was supported by 183 issued patents and 144 pending applications in the U.S. and internationally. Some of our earliest patents began to expire in 2013. Some of Cercacor’s earliest patents also began to expire in 2013. Additionally, as of December 28, 2013, we owned 61 U.S. registered trademarks and 167 foreign registered trademarks, as well as trade names that we use in conjunction with the sale of our products.
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

There are risks related to our intellectual property rights. For further detail on these risks, see “Risks Related to Our Intellectual Property” under Item 1A - “Risk Factors” in this on Form 10-K.
Government Regulation
Food and Drug Administration (FDA) Premarket Clearance and Approval Requirements
The FDA, along with other federal, state and local authorities, regulates our products and product-related activities. Pursuant to the U.S. Food, Drug, and Cosmetic Act (FDCA) and the regulations promulgated under that Act, the FDA regulates the design, development, clinical trials, testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices. We endeavor to ensure that our products and procedures remain in material compliance with all applicable FDA regulations, but the regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that these changes might have on our business, financial condition and results of operations. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive from FDA either 510(k) clearance, by filing a 510(k) pre-market notification, or PMA approval, by filing a Premarket Approval application (PMA).
The FDA’s 510(k) clearance process usually takes from four to twelve months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. We cannot be sure that 510(k) clearance or PMA approval will be obtained for any product we propose to market on a timely basis or at all. In addition, if the FDA discovers that an applicant has submitted false or misleading information, the FDA may refuse to review submissions until certain requirements are met pursuant to its Application Integrity Policy (AIP). Delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.
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
Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s general regulatory controls (General Controls) for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation (QSR) facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process.
Class II devices are subject to the FDA’s General Controls, the FDA's Quality System Regulation (QSR), including the Design Control regulations, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure. All of our current devices are regulated as Class II devices.
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
We have modified some of our 510(k) cleared devices, and in some cases, we have determined that new 510(k) clearances or PMA approvals are not required based on FDA guidance regarding when to submit a new 510(k) notification for changes to a cleared device. We cannot be sure that the FDA would agree with any of our decisions not to seek additional 510(k) clearances or even PMA approval for these or future device modifications. If the FDA requires us to seek 510(k) clearance or PMA approval for any modification, we also may be required to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance or PMA approval.
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
Class III devices are required to undergo the PMA approval process during which the manufacturer must establish the safety and effectiveness of the device to the FDA’s satisfaction. A PMA application must be supported by valid scientific evidence, including extensive preclinical (including bench tests, and laboratory and animal studies) and clinical trial data as well as information about the device and its components regarding, among other things, device design, manufacturing and labeling. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. As part of the PMA application review, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the QSR. If the FDA approves the PMA, it may place restrictions on the device, the labeling or require additional clinical studies. If the FDA’s evaluation of the PMA application or the manufacturing facility is not favorable, the FDA may deny approval of the PMA application or issue a “not approvable” letter. The FDA may also require additional clinical trials, which can delay the PMA approval process by several years. None of our products are currently approved under the PMA process.
After the PMA is approved, if significant changes are made to a device, its manufacturing or its labeling, a new PMA or a PMA supplement containing additional information must be filed for FDA approval prior to commercialization of the change to the device. A new PMA or a PMA Supplement is required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indications for use, manufacturing process, manufacturing facility, labeling and design. PMA supplements often require submission of the same type of information as an original PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel. None of our products are currently approved under the PMA process.
A clinical trial may be required in support of a 510(k) submission and generally is required for a PMA application. These trials generally require an Investigational Device Exemption (IDE) application approved in advance by the FDA for a specified number of patients, unless the proposed study is deemed a non-significant risk study, which is eligible for an exemption from the IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and the appropriate institutional review boards or (IRBs) at the clinical trial sites. Submission of an IDE application does not give assurance that the FDA will issue the IDE. If the IDE application is approved, there can be no assurance the FDA will determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects. The trial must also comply with the FDA’s regulations, including the requirement that informed consent be obtained from each subject. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance to market the product in the U.S.
We believe that our OEM partners may be required to obtain 510(k) premarket clearance from the FDA for certain of their products that incorporate Masimo SET® or Masimo rainbow® SET® circuit boards and sensors. In order to facilitate our OEM partners in obtaining 510(k) clearance for their products that incorporate Masimo SET® or Masimo rainbow® SET® boards and sensors, we grant our OEM partners a right to cross-reference the files from our cleared Masimo SET® circuit boards, sensor, cable and notification system 510(k) submissions.
We recently launched iSpO2®, a non-medical use pulse oximeter intended for sports and aviation use. We are marketing this product in accordance with the FDA’s current policy and enforcement discretion which indicates that pulse oximeters that are not intended for medical purposes can be marketed directly to consumers without first obtaining clearance of a 510(k). We cannot assure you that the FDA will not change its policy regarding the regulation of these products. If the FDA changes its policy, we may be required to seek 510(k) clearance to market this pulse oximeter. We also may be required to cease marketing and/or recall the product until we obtain a new 510(k) clearance.
User Fees
Pursuant to the Medical Device User Fee and Modernization Act of 2002 (MDUFMA) and the Medical Device User Fee Amendments of 2012 (MDUFA III) provisions of the Food and Drug Administration Safety and Innovation Act (FDASIA), unless a specific exemption applies, both 510(k) submissions and PMA applications are subject to user fees. The PMA user fees are significantly higher.
Pervasive and Continuing FDA Regulation
After a device is placed on the market, it continues to be subject to the FDA’s regulatory authority. FDA regulatory requirements include:

•	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

•
QSR and current good manufacturing practices, which requires manufacturers, including third-party manufacturers, to follow stringent design control, testing, change control, documentation and other quality assurance procedures during all aspects of the development and manufacturing process; including requirements for packaging, labeling and record keeping, complaint handling, corrective and preventive actions and internal auditing;

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
Our OEM partners also are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we or one of our OEM partners have failed to comply, the agency can institute a wide variety of enforcement and other regulatory actions, including:

•	an FDA Form 483, which is issued by the FDA at the conclusion of an inspection when an investigator has observed any conditions that may constitute violations of the FDCA and related Acts;

•	a public warning letter outlining potential violations of the FDCA;

•	fines and civil penalties, against us and/or OEM partners;

•	unanticipated expenditures to address or defend such actions;

•	delays in clearing or approving, or refusal to clear or approve, our products;

•	withdrawal or suspension of clearances and/or approvals of our products or those of our third-party suppliers by the FDA or other regulatory bodies;

•	product recall;

•	product detention or seizure;

•	interruption of production;

•	refusal to provide export certificates, which may be necessary to permit the export of devices from the U.S. to other countries;

•	operating restrictions;

•	injunctions of future violations (including those agreed to in a consent decree); and

•	criminal prosecution.
The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us. Our failure or the failure of our OEM partners to comply with applicable requirements could lead to an enforcement action that may have an adverse effect on our business, financial condition and results of operations.

Advertising and Promotion
Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission (FTC) and by federal and state regulatory and enforcement authorities, including the FDA, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, and various state attorneys general. Although physicians are permitted to use their medical judgment to use medical devices for indications other than those cleared or approved by the FDA, we may not promote our products for such “off-label” uses, and can only market our products for cleared or approved uses. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement actions brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. If the FDA determines that our promotional materials or training constitute promotion of an uncleared or unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a notice of violation, a warning letter, injunction, seizure, civil fine or criminal penalties. FTC enforcement actions often result in consent decrees that constrain future actions. If an enforcement action is brought by the FDA or the FTC, our reputation could be damaged and adoption of the products would be impaired.
Import and Export Requirements
To import a device, the importer must file an entry notice and bond with the United States Bureau of Customs and Border Protection (CBP). All devices are subject to FDA examination before release from CBP. Any article that appears to be in violation of the FDCA may be refused admission and a notice of detention and hearing may be issued. If the FDA ultimately refuses admission, the CBP may issue a notice for redelivery and assess liquidated damages for up to three times the value of the lot. The CBP also imposes its own regulatory requirements on the import of our products, including inspection and possible sanctions for noncompliance.
Products exported from the United States are subject to foreign countries’ import requirements and the exporting requirements of the FDA or European regulating bodies, as applicable. In particular, international sales of medical devices manufactured in the United States that are not approved or cleared by the FDA for use in the United States, or are banned or deviate from lawful performance standards, are subject to FDA export requirements.
Foreign countries often require, among other things, an FDA certificate for products for export, also called a Certificate for Foreign Government. To obtain this certificate from the FDA, the device manufacturer must apply to the FDA. The FDA certifies that the product has been granted clearance or approval in the United States and that the manufacturing facilities were in compliance with QSR regulations at the time of the last FDA inspection. If FDA determines that our facilities or procedures do not comply with the QSR regulations, it may refuse to provide such certificates until we resolve the issues to the FDA’s satisfaction.
Foreign Regulation Regarding Clearance and Approval
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
In particular, marketing of medical devices in the European Economic Area (EEA) is subject to compliance with European Medical Device Directives. Under this regime, a medical device may be placed on the market within the EEA if it conforms to certain “essential requirements” and bears the European Conformity (CE) mark. The most fundamental and essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the essential performance(s) intended by the manufacturer and be designed, manufactured and packaged in a suitable manner.
Manufacturers must demonstrate that their devices conform to the relevant essential requirements through a conformity assessment procedure. The nature of the assessment depends upon the classification of the device. The classification rules are mainly based on three criteria: the length of time the device is in contact with the body, the degree of invasiveness and the extent to which the device affects the anatomy. Conformity assessment procedures for all but the lowest risk classification of device involve a notified body. Notified bodies are often private entities and are authorized or licensed to perform such assessments by government authorities. Manufacturers usually have some flexibility to select conformity assessment procedures for a particular class of device and to reflect their circumstances, e.g., the likelihood that the manufacturer will make frequent modifications to its products. Conformity assessment procedures require an assessment of available clinical evidence, literature data for the product and post-market experience in respect of similar products already marketed. Notified bodies also may review the manufacturer’s quality systems. If satisfied that the product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity and application of the CE mark. Application of the CE mark allows the product to be distributed throughout the EEA. We do have CE marking on all of our products that require such markings.
We cannot assure you that we or our OEM partners will be able to obtain necessary foreign government approvals or successfully comply with foreign regulations. Our failure to do so could hurt our business, financial condition and results of operations.
Other U.S. and Foreign Regulation
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
The Physician Payment Sunshine Act (Sunshine Act) which was enacted by Congress as part of the Patient Protection and Affordable Care Act on March 23, 2010, requires medical device companies to track and publicly report, with limited exception, all payments and transfers of value to physicians and teaching hospitals in the U.S. Implementing regulations for these tracking and reporting obligations were finalized in 2013, and companies are now required to track payments made since August 1, 2013. Masimo is required to report payments to the government by March 31, 2014, and annually thereafter. If we fail to comply with the data collection and reporting obligations imposed by the Sunshine Act, we may be subject to substantial civil monetary penalties. In addition, in December 2005 the International Electrotechnical Commission published a revised version of its standard for medical electrical equipment, IEC, 60601-1:2005 (3rd edition). In this publication, standards are listed as general requirements concerning basic safety and the essential performance of equipment. These new standards were required to be in place by June 1, 2012 in Europe and by December 31, 2013 in the U.S. for new submissions. Failure to adhere to this regulation will prevent us from using our equipment in our clinical trials. As a result, we could be found in breach of existing customer contracts and/or unable to obtain new contracts, both of which could adversely affect our business, financial condition and results of operations.
Medical Device Tax
In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation. Among other initiatives, these laws impose significant new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, with certain exemptions, beginning on January 1, 2013. For the year ended December 28, 2013, we recorded $6.3 million in medical device taxes that are included in our selling, general and administrative expenses.
Conflict Minerals and Supply Chain
We are subject to SEC rules adopted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning “conflict minerals” (generally tin, tantalum, tungsten and gold). Certain of these conflict minerals are used in the manufacture of our products. Although the rules are being challenged in court, in their present form they require us to investigate the source of any conflict minerals necessary to the production or functionality of our products. If any such conflict minerals originated in the Democratic Republic of the Congo or adjoining countries (the “DRC region”), we must undertake comprehensive due diligence to determine whether such minerals financed or benefited armed groups in the DRC region. The rules also require us to file conflict mineral reports with the SEC annually, beginning in May 2014.
We have incurred, and expect to continue to incur additional costs to comply with these rules, including costs related to determining the source of origin of conflict minerals used in our products. Our supply chain is complex and we may not be able to verify the origin of all conflict minerals used in our products. Further, our ongoing compliance with these rules could affect the pricing, sourcing and availability of minerals used in the manufacture of our products. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are free of conflict minerals.
We may become subject to similar rules regarding conflict minerals under consideration in the European Union, and we are also subject to disclosure requirements regarding abusive labor practices in portions of our supply chain under the California Transparency in Supply Chains Act, each of which could increase our costs of doing business and adversely affect our results of operations.
Environmental
Our manufacturing processes involve the use, generation and disposal of solid wastes, hazardous materials and hazardous wastes, including silicone adhesives, solder and solder paste, sealants, epoxies and various solvents such as methyl ethyl ketone, acetone and isopropyl alcohol. As such, we are subject to stringent federal, state and local laws relating to the protection of the environment, including those governing the use, handling and disposal of hazardous materials and wastes. Products that we sell in Europe are subject to regulation in European Union, or EU, markets under the Restriction of the Use of Hazardous Substances Directive, or RoHS. RoHS prohibits companies from selling products which contain certain hazardous materials, including lead, mercury, cadmium, chromium, polybrominated biphenyls and polybrominated diphenyl ethers, in EU member states. In addition, the EU’s Registration, Evaluation, Authorization, and Restriction of Chemicals Directive also restricts substances of very high concern in products.
Future environmental laws may require us to alter our manufacturing processes, thereby increasing our manufacturing costs. We believe that our products and manufacturing processes at our facilities comply in all material respects with applicable environmental laws and worker health and safety laws; however, the risk of environmental liabilities cannot be completely eliminated.
Health Care Fraud and Abuse
In the U.S., there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business. For example, the Federal Health Care Programs’ Anti-Kickback Law (42 U.S.C. § 1320a-7b(b)) prohibits anyone from, among other things, knowingly and willfully offering, paying, soliciting or receiving any bribe, kickback or other remuneration intended to induce the referral of patients for, or the purchase, order or recommendation of, health care products and services reimbursed by a federal health care program, including Medicare and Medicaid. Recognizing that the federal anti-kickback law is broad and potentially applicable to many commonplace arrangements, Congress and the Office of Inspector General within the Department of Health and Human Services, or OIG, have created statutory “exceptions” and regulatory “safe harbors.” Exceptions and safe harbors exist for a number of arrangements relevant to our business, including, among other things, payments to bona fide employees, certain discount and rebate arrangements, and certain payment arrangements involving GPOs. Although an arrangement that fits into one or more of these exceptions or safe harbors is immune from prosecution, arrangements that do not fit squarely within an exception or safe harbor do not necessarily violate the law, but the OIG or other government enforcement authorities may examine the practice to determine whether it involves the sorts of abuses that the statute was designed to combat. Violations of this federal law can result in significant penalties, including imprisonment, monetary fines and assessments, and exclusion from Medicare, Medicaid and other federal health care programs. Exclusion of a manufacturer, like us, would preclude any federal health care program from paying for its products. In addition to the federal anti-kickback law, many states have their own laws that parallel and implicate anti-kickback restrictions analogous to the federal anti-kickback law, but may apply regardless of whether any federal health care program business is involved. Federal and state anti-kickback laws may affect our sales, marketing and promotional activities, educational programs, pricing and discount practices and policies, and relationships with health care providers by limiting the kinds of arrangements we may have with hospitals, alternate care market providers, GPOs, physicians and others in a position to purchase or recommend our products.
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
The Health Insurance Portability and Accountability Act of 1996 (HIPAA) created new federal crimes, including health care fraud and false statements related to health care matters. The health care fraud statute prohibits, among other things, knowingly and willfully executing a scheme to defraud any health care benefit program, including private payers. The false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. A violation of either statute is a felony and may result in fines, imprisonment and exclusion from government health care programs.
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
Privacy and Security of Health Information
Numerous federal, state and international laws and regulations, including HIPAA, govern the collection, use, and disclosure of patient-identifiable health information, or PHI. HIPAA applies to covered entities, which include most healthcare facilities that purchase and use our products. The HIPAA Privacy Rule restricts the use and disclosure of PHI, and requires covered entities to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes detailed requirements for safeguarding PHI transmitted or stored electronically. We are not a covered entity but due to activities that we perform for or on behalf of covered entities, we are sometimes deemed to be a business associate of covered entities.
In certain circumstances, the HIPAA rules require covered entities to contractually bind us, as a business associate, to protect the privacy and security of PHI we may encounter during activities such as training customers on the use of our products or investigating product performance. The Health Information Technology for Economic and Clinical Health Act (HITECH) enacted in February 2009, made significant amendments to the HIPAA Privacy and Security Rules. Under HIPAA and HITECH, business associates must comply with a number of HIPAA Privacy Rule requirements and all of HIPAA Security Rule provisions, and business associates are directly subject to HIPAA civil and criminal enforcement and the associated penalties for violation of the Privacy and Security Rule requirements. If our past or present operations are found to be in violation of any of these laws, we could be subject to civil and criminal penalties, which could hurt our business, financial condition and results of operations.
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

In general, Medicare will cover a medical product or procedure when the product or procedure is reasonable and necessary for the diagnosis or treatment of an illness or injury, or to improve the functioning of a malformed body part. Even if the medical product or procedure is considered medically necessary and coverage is available, Medicare may place restrictions on the circumstances where it provides coverage. For example, several Medicare local contractors have issued policies that restrict coverage for pulse oximetry in hospital inpatient and outpatient settings to a limited number of conditions, including limiting coverage to patients who (i) exhibit signs of acute respiratory dysfunction, (ii) have chronic lung disease, severe cardiopulmonary disease or neuromuscular disease involving the muscles of respiration, (iii) are under treatment with a medication with known pulmonary toxicity, or (iv) have sustained multiple trauma or complaints of acute chest pain.
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
In contrast, some differences may be seen in the reimbursement for use of our products in hospital outpatient departments. In this setting, Medicare payments also are generally made under a prospective payment system based on the ambulatory payment classifications (APCs) under which individual items and procedures are categorized. Hospitals receive the applicable APC payment rate for the procedure regardless of the actual cost for such treatment. Some outpatient services such as oximetry services do not receive separate reimbursement. Rather, their reimbursement is deemed packaged into the APC for an associated procedure, and the payment for that APC does not vary depending on whether the packaged procedure is performed. Some procedures also are paid through Composite APCs, which are APCs that establish a payment rate that applies when a specific combination of services is provided. Reimbursement for certain pulse oximetry monitoring services, including those using our products, may be separately payable when they are the only service provided to the patient on that day, packaged if provided with certain critical care services, or reimbursed through a composite APC when provided in connection with certain other services.
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
Our success with rainbow® SET® technologies in U.S. care areas with reimbursable monitoring procedures, such as hospital emergency departments, hospital procedure labs, and the physician office will largely depend on the ability of providers to receive reimbursement for such procedures. Effective January 1, 2013, the maximum rates for noninvasive carboxyhemoglobin, methemoglobin and hemoglobin testing under the Medicare laboratory fee schedule were $6.90 per service. Effective January 1, 2014, the maximum fee schedule rates for these services is $6.84 per service. While private insurance payers generally follow Medicare coding and payment, we cannot be certain of this and in many cases, cannot control the coverage or payment rates that private insurance payers put in place. In addition, the PPACA could affect future Medicare payment for services involving the use of our products. Moreover, the sequestration order required by the Budget Control Act of 2011 has reduced Medicare payments for procedures using our products after January 2, 2013, and it is not clear if or when the sequestration reduction will expire.
Our success in non-U.S. markets depends largely upon the availability of coverage and reimbursement from the third-party payers through which health care providers are paid in those markets. Health care payment systems in non-U.S. markets vary significantly by country, and include single-payer government managed systems as well as systems in which private payers and government managed systems exist side-by-side. Our ability to achieve market acceptance or significant sales volume in international markets we enter will be dependent in large part on the availability of reimbursement for procedures performed using our products under health care payment systems in such markets. There can be no assurance that reimbursement for our products, or the procedures in which our products are used, will be obtained or that such reimbursement will be adequate.

Manufacturing
Our strategy is to manufacture products in-house when it is efficient and cost-effective for us to do so. We currently internally manufacture our bedside and handheld pulse oximeters, our full line of disposable and reusable sensors and most of our patient cables. We maintain a 15,000 square foot manufacturing area in our facility in Irvine, California, and a 149,400 square foot facility in Mexicali, Mexico, both of which are International Organization for Standardization (ISO) 13485:2012 certified. We also maintain a 90,000 square foot facility in Hudson, New Hampshire, a portion of which is used to manufacture advanced light emitting diodes and other advanced component-level technologies. In addition, we maintain an ISO Certified, 10,000 square foot facility in Danderyd, Sweden, a portion of which is used to manufacture ultra-compact mainstream and sidestream capnography and gas monitoring technologies. We will continue to utilize third-party contract manufacturers for products and subassemblies that can be more efficiently manufactured by these parties, such as our circuit boards. We monitor our third-party manufacturers and perform inspections and product tests at various steps in the manufacturing cycle to ensure compliance with our specifications. We also do full functional testing of our circuit boards.
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
We have agreements with certain major suppliers and each agreement provides for varying terms with respect to contract expiration, termination and pricing. Some of these agreements have expired, however, and in each case the parties have either continued to perform under the agreement or the agreement provides for automatic renewal. Most of these agreements allow for termination upon specified notice, ranging from four to six months, to the non-terminating party. Certain of these agreements with our major suppliers allow for pricing adjustments, each agreement provides for annual pricing negotiation, and one agreement also guarantees Masimo the most favorable pricing offered by the supplier to any of its other customers.
Seasonality
The healthcare business in the United States and overseas is typically subject to quarterly fluctuations in hospital and other alternative care admissions. Over the past three years, our fiscal third quarter revenues have experienced a sequential decline from our second fiscal quarter revenues. We believe this is due primarily to the summer vacation season in which people throughout the world tend to shift their elective procedures out of the summer holiday season. Another factor affecting quarterly revenues is the traditional “flu season” that often increases hospital and acute care facility admissions. Because our non-sales variable operating expenses often do not fluctuate in the same manner as our quarterly product sales, this may cause fluctuations in our quarterly operating income that are disproportionate to fluctuations in our quarterly revenue.
Operating Segment and Geographic Information
We operate in one business segment, using one measurement of profitability to manage our business. Sales and other financial information by geographic area is provided in Note 14 to our consolidated financial statements that are included in this Form 10-K.
Employees
As of December 28, 2013, we had 3,139 full-time employees and contract employees worldwide.
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
Products that we have recently introduced into the market, including, but not limited to, those based on rainbow® technology, a technology that we license, may not be accepted in the market. If our products do not gain market acceptance or if our customers prefer our competitors’ products, our potential growth would be limited, which would adversely affect our business, financial condition and results of operations.
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
In general, our recent noninvasive measurement technologies are considered disruptive. These recent technologies have performance levels that we believe are acceptable for many clinical environments but may be insufficient in others. In addition, these technologies may perform better in some patients and settings than others. Over time, we hope to continue to improve the performance of these technologies and, if we do, we expect them to become more useful in more environments and to become more widely adopted. While this is the adoption pattern experienced historically with other new noninvasive measurements, such as oxygen saturation, we are unable to guarantee that such adoption pattern will apply to our recent and future technologies.
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
Pursuant to the Cross-Licensing Agreement, we have licensed from Cercacor the right to make and distribute products in the Masimo Market that utilize rainbow® technology for certain non-invasive measurements. As a result, the opportunity to expand the market for our products incorporating rainbow® technology is limited, which could limit our ability to maintain or increase our revenue and impair our growth.
We face competition from other companies, many of which have substantially greater resources than we do. If we do not successfully develop and commercialize enhanced or new products that remain competitive with new products or alternative technologies developed by others, we could lose revenue opportunities and customers, and our ability to grow our business would be impaired.
A number of our competitors have substantially greater capital resources, larger customer bases and larger sales forces, have established stronger reputations with target customers, and have built relationships with GPOs that are more effective than ours. We face substantial competition from companies developing products that compete with our Masimo SET® platform for use with third-party monitoring systems. We also face competition from companies currently marketing pulse oximetry monitors.
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
We are, and will continue to be, dependent upon our domestic and international OEM partners for a portion of our revenue through their marketing, selling and distribution of certain of their products that incorporate Masimo SET® and licensed rainbow® technology. Although we expect that our OEM partners will accept and actively market, sell and distribute products that incorporate licensed rainbow® technology, they may not elect, and they have no contractual obligation, to do so. Because products that incorporate our technologies may represent a relatively small percentage of business for some of our OEM partners, they may have less incentive to promote these products rather than other products that do not incorporate these technologies. In addition, some of our OEM partners offer products that compete with ours. Therefore, we cannot guarantee that our OEM partners, or any company that might acquire any of our OEM partners, will vigorously promote products incorporating Masimo SET® and licensed rainbow® technology. The failure of our OEM partners to successfully market, sell or distribute products incorporating these technologies, the termination of OEM agreements, the loss of OEM partners or the inability to enter into future OEM partnership agreements would have a material adverse effect on our business, financial condition and results of operations.
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
These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of the contractual arrangement. For the years ended December 28, 2013, December 29, 2012, and December 31, 2011, shipments of our pulse oximetry products to customers that are members of GPOs represented approximately $288 million, $254 million and $224 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our business would be harmed.
We have learned that certain GPOs are creating, coordinating, and facilitating regional purchasing coalition (RPC) supply chain networks that include anti-competitive practices such as sole sourcing and bundling. These RPCs circumvent, and potentially violate rules of conduct for GPOs and have the effect of reducing product purchasing decisions available to the hospitals that belong to the regional organizations. If the GPOs and RPCs are permitted to continue practices that limit, reduce or eliminate competition, we could lose customers who are no longer able to choose or purchase our products, resulting in lower market share and an adverse effect on our sales, financial condition and results of operations.
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
In addition, there are specific portions of our business, such as our OEM customers, that, due to their capital equipment sales model, could be impacted by the ongoing economic uncertainties and the resulting constraints on hospital budgets. These hospital budget constraints could cause our OEMs more difficulty in selling their large, relatively high priced multiparameter devices which, in turn, could reduce our board sales to our OEM customers. In addition, certain of our products, including our rainbow® measurements such as carbon monoxide, methemoglobin and hemoglobin, are sold with upfront license fees and more complex, and therefore, more expensive sensors could be impacted by hospital budget reductions.
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
We have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers or groups of customers, or distributors, or that we will be able to attract and retain additional customers in the future. For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, we had sales through two just-in-time distributors, which in total represented approximately 24%, 25% and 25% of our total revenue, respectively. The loss of any large customer or distributor could have a material adverse effect on our financial condition and results of operations.
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
We are aware that other organizations are manufacturing imitation Masimo sensors. In addition, we are aware that certain medical device reprocessors have been collecting our used single-patient-use sensors from hospitals and then reprocessing, repackaging and reselling those sensors to hospitals for other patients. Over the past two years, there has been an increase in our customers’ awareness of these imitation sensors and reprocessing programs. Our experience with both these imitation sensors and reprocessed sensors is that they provide inferior performance, increased sensor utilization, reduced comfort and a number of monitoring problems. Notwithstanding these limitations and despite our customers’ acknowledged preference for genuine Masimo single-patient-use adhesive sensors due to performance and risk of contamination, some of our customers have indicated a willingness to consider purchasing some of their sensor requirements from these imitation manufacturers and third-party reprocessors in an effort to reduce their overall operating costs. These imitation and reprocessed sensors have led to and may continue to lead to confusion with our genuine Masimo products, have reduced and may continue to reduce our revenue, and in some cases have harmed and may continue to harm our reputation, if customers conclude incorrectly that these imitation or reprocessed sensors are original Masimo sensors. In addition, we have expended a significant amount of time and expense investigating issues caused by imitation and reprocessed sensors, troubleshooting problems stemming from such sensors, educating customers about why imitation and reprocessed sensors do not perform up to our performance level and to their expectations, and enforcing our proprietary rights against the imitation manufacturers and reprocessors and under our customer contracts.
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
We expect to continue to implement new technologies and take action to protect and enforce our contractual, intellectual property and other rights. For example, during fiscal 2013, we began to build a new worldwide blood management sales force, whose primary focus is working with hospitals to identify new opportunities for our noninvasive hemoglobin measurement, SpHb®. Although we believe implementing new technologies and taking these actions are, and will continue to be, in the best interest of patient care, the company and our stockholders, there are no assurances that the market will perceive their benefits or that these actions will yield favorable results for us, which may result in reduced customer demand for our products, cause our revenue to decline and have a material adverse effect on our operating results.
Covidien may seek to avoid paying any royalties to us after March 15, 2014, which would significantly reduce our royalty revenue, total revenues and adversely affect our business, financial condition and results of operations.
We are party to a settlement agreement with Covidien. Under the current settlement agreement, we earn royalties on Covidien’s total U.S. based pulse oximetry sales. For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, our royalties from the Covidien settlement agreement totaled approximately $30 million, $28 million and $33 million, respectively. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share. As a result, an elimination of royalties that we earn under the settlement agreement in the future will have a significant impact on our revenue, gross margins, operating income and earnings per share.
On January 28, 2011, we entered into a second amendment to this settlement agreement with Covidien. As part of this amendment, which became effective on March 15, 2011, Covidien agreed to pay us a royalty at a rate of 7.75% of its U.S. pulse oximetry revenue, as that term is defined in the January 28, 2011 second amendment, from March 15, 2011 through at least March 15, 2014. In exchange for this royalty payment, we have provided Covidien with a covenant not to sue for its current pulse oximetry products, but not for any other technologies that Covidien may add, pursuant to the second amendment. After March 15, 2014, and subject to certain notice requirements, Covidien may stop paying us royalties, which would have a material adverse impact on our total revenue, gross margins, operating income and earnings per share.
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
In addition, new patents obtained by our competitors could threaten the continued commercialization of our products in the market even after they have already been introduced. Philips Electronics North America Corporation and Shenzhen Mindray Bio-Medical Electronics Co., Ltd. have filed antitrust and patent infringement counterclaims against us, as further explained in Part 1, Item 3 of this on Form 10-K.
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
In February 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. In December 2012, we filed a patent infringement and breach of contract suit against Mindray DS USA, Inc. and Shenzhen Mindray Bio-Medical Electronics Co, Ltd., which is an OEM partner of ours. Both of these suits are described in Part 1, Item 3 of this Form 10-K, and Note 13 to our accompanying consolidated financial statements. Both Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH are associated with Philips Medical Systems, another OEM partner of ours. There is no guarantee that we will prevail in either suit or receive any damages or other relief if we do prevail.
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
Each medical device that we wish to market in the U.S. generally must first receive either 510(k) clearance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act by filing a 510(k) pre-market notification, or PMA, through submitting a PMA application. Even if regulatory clearance or approval of a product is granted, the clearance or approval may be subject to limitations on the indicated uses for which the product may be marketed. We cannot guarantee that the FDA will grant 510(k) clearance on a timely basis, if at all, for new products or uses that we propose for Masimo SET® or licensed rainbow® technology. The FDA’s 510(k) clearance process of our products and uses has historically taken approximately four to six months. However, over the past year we have experienced a significantly longer 510(k) clearance review process. Our more recent experience in seeking FDA 510(k) clearance, along with information we have received from other medical device manufacturers, suggests that the FDA may have modified its 510(k) review protocol and process. Specifically, it appears that the FDA’s medical device product reviews currently require applicants to provide much more information and data than in prior periods, the FDA is not consistently relying upon prior precedents thereby leading to more review cycles or, in some cases, to non-substantially equivalent decisions, and that the FDA has broadened the scope of its reviews. As a result, we have experienced lengthier FDA 510(k) review periods over the past two years, which has delayed the 510(k) clearance process for our products and uses over this period compared to prior periods.
We have received FDA 510(k) clearance for the Pronto® and Pronto-7® for noninvasive spot-checking of hemoglobin and other measurements in clinical and non-clinical settings, including blood donation facilities for Pronto®. Before commercializing either device in U.S. blood donation centers, we are also pursuing specific regulatory clearance from the FDA Center for Biologics Evaluation and Research, which regulates the collection of blood and blood components used for transfusion or for the manufacture of pharmaceuticals derived from blood and blood components.
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
Our OEM partners will be required to obtain their own FDA clearances for products incorporating Masimo SET® and licensed rainbow® technology to market these products in the U.S. We cannot guarantee that the FDA clearances we have obtained will make it easier for our OEM partners to obtain clearances of products incorporating these technologies, or that the FDA will ever grant clearances on a timely basis, if at all, for any future product incorporating Masimo SET® and licensed rainbow® technology that our OEM partners propose to market.
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
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of medical devices. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be. However, any future regulatory changes could make it more difficult for us to maintain or attain approval to develop and commercialize our products and technologies.
If our products cause or contribute to a death or serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions, including recall of our products.
Under the FDA medical device reporting regulations, we are required to report to the FDA any incident in which a product of ours may have caused or contributed to a death or serious injury or in which a product of ours malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. In addition, all manufacturers placing medical devices in European Union markets are legally required to report to the relevant authority in whose jurisdiction any serious or potentially serious incidents involving devices produced or sold by the manufacturer occurred.
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
From our inception through December 28, 2013, we initiated six voluntary recalls of our products, none of which was material to our operating results. Each of these recalls was reported to the FDA and other foreign regulatory agencies within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these or any future voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Off-label promotion of our products or promotional claims deemed false or misleading could subject us to substantial penalties.
We must have adequate substantiation for our product performance claims. Obtaining 510(k) clearance only permits us to promote our products for the uses specifically cleared by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products off-label because the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. Although we may request additional cleared indications for our current products, the FDA may deny those requests, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any cleared product as a condition of clearance. If the FDA determines that we or our OEM partners have promoted our products for off-label use or have made false or misleading or inadequately substantiated promotional claims, it could request that we or our OEM partners modify those promotional materials or take regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an uncleared or unapproved use, which could also result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In either event, in addition to potential extensive fines and penalties, our reputation could be damaged and adoption of our products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.
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
As previously disclosed, in November 2010, we voluntarily notified the FDA that we received allegations regarding the safety and efficacy of our Pronto® and Pronto-7® products from certain former physician office sales representatives of ours. In April 2011, we were informed by representatives of the U.S. Department of Justice, or DOJ, that the former physician office sales representatives had filed a qui tam complaint against us in the U.S. District Court for the Central District of California. In 2011, the former physician office sales representatives also filed employment-related claims against us in arbitration stemming from their allegations regarding the safety and efficacy of our Pronto® and Pronto-7® products. In October 2013, the District Court granted summary judgment in the qui tam matter in our favor. The former sales representatives are appealing the decision. On January 16, 2014, we were notified that the arbitrator awarded approximately $5.4 million in damages to the plaintiffs with respect to one of the employment-related claims. Although we intend to challenge this award, there is no guarantee that we will prevail. In the third quarter of 2013, we were notified that the FDA and the DOJ are continuing to investigate the allegations made by the former physician office sales representatives. We will continue to cooperate fully with the FDA and the DOJ in connection with their investigation. Although we believe that our business practices comply in all material respects with applicable laws and regulations, no conclusions can be drawn at this time as to the outcome of the investigation or the timing of any outcome, and government investigations may be a distraction to management and cause us to incur significant expenses.
We have certain arrangements with hospitals that may be affected by health care fraud and abuse laws. For instance, under our standard customer arrangements, we provide hospitals with free pulse oximetry monitoring devices in exchange for their agreement to purchase future pulse oximetry sensor requirements from us. In addition, we occasionally provide our customers with rebates in connection with their annual purchases. While we believe that these arrangements are structured such that we are currently in compliance with applicable federal and state health care laws, one or more of these arrangements may not meet the Federal Anti-Kickback Law’s safe harbor requirements, which may result in increased scrutiny by government authorities that are responsible for enforcing these laws.
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
In addition, state and federal human subject protection laws apply to our receipt of individually identifiable PHI in connection with clinical research. These laws could create liability for us if one of our research collaborators uses or discloses research subject information without authorization and in violation of applicable laws.
We may incur significant costs and potential liabilities in defending our new products and technologies in various legal and other proceedings.
Our breakthrough noninvasive measurement technologies are new and not yet widely understood or accepted. These new technologies may become the subject of various legal and other proceedings. We may incur significant costs in explaining and defending our new products and technologies in these proceedings, often to non-technical audiences. The outcomes of the proceedings are unpredictable and may result in significant liabilities, regardless of the merits of the claims made in the proceedings.
Legislative and regulatory changes in the health care industry could have a negative impact on our financial performance. Furthermore, our business, financial condition, results of operations and cash flows could be significantly and adversely affected by health care reform legislation in the U.S. or if reform programs are adopted in our key markets.
Changes in the health care industry in the U.S. and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business. In recent years, President Obama signed health care reform legislation into law that required most individuals to have health insurance, established new regulations on health plans, created insurance pooling mechanisms and reduced Medicare spending on services provided by hospitals and other providers. Beginning on January 1, 2013, this legislation also imposed significant new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, as well as related compliance and reporting obligations. As a result, we recorded medical device taxes of approximately $6.3 million for fiscal 2013.
Moreover, the Physician Payment Sunshine Act (Sunshine Act) which was enacted by Congress as part of the Patient Protection and Affordable Care Act on March 23, 2010, required medical device companies to track and publicly report, with limited exception, all payments and transfers of value to physicians and teaching hospitals in the U.S. Implementing regulations for these tracking and reporting obligations were finalized in 2013, and companies are now required to track payments made since August 1, 2013. In addition, medical device companies are also be required to report payments to the government by March 31, 2014, and annually thereafter. If we fail to comply with the data collection and reporting obligations imposed by the Sunshine Act, we may be subject to substantial civil monetary penalties.
In general, an expansion in government’s role in the U.S. health care industry may lower reimbursements for our products, reduce demand for innovative products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially. In addition, as a result of the continued focus on health care reform, there is risk that Congress may implement changes in laws and regulations governing health care service providers, including measures to control costs, or reductions in reimbursement levels. We cannot predict the effect any future legislation or regulation will have on us or what health care initiatives, if any, will be implemented at the state level. Furthermore, many private payers look to Medicare’s coverage and reimbursement policies in setting their coverage policies and reimbursement amounts such that federal reforms could influence the private sector as well. Finally, many states also may attempt to reform their Medicaid programs such that either coverage for certain items or services may be narrowed or reimbursement for them could be reduced. These health care reforms may adversely affect our business.
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
Our success in international markets also may depend upon the eligibility of reimbursement for our products through government-sponsored health care payment systems and other third-party payers. Outside of the U.S., reimbursement systems vary by country. These systems are often subject to the same pressures to curb rising health care costs and control health care expenditures as those in the U.S. In addition, as economies of emerging markets develop, these countries may implement changes in their health care delivery and payment systems. If adequate levels of reimbursement from third-party payers outside of the U.S. are not obtained, sales of our products outside of the U.S. may be adversely affected.
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
Cercacor has conducted the substantial majority of the research and development activities related to certain rainbow® technologies. Although we expect Cercacor to continue its research and development activities related to certain rainbow® technology and specific noninvasive monitoring measurements, including blood glucose and hemoglobin, we have no assurance that it will do so. In the event Cercacor does not continue to develop and improve selected rainbow® technologies, our business, financial condition and results of operations could be adversely affected.
We may experience conflicts of interest with Cercacor with respect to business opportunities and other matters.
Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that as of December 28, 2013, a number of stockholders of Cercacor continued to own shares of our stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.
Jack Lasersohn, another member of our board of directors, also serves on the board of directors of Cercacor. Due to the interrelated nature of Cercacor with us, conflicts of interest will arise with respect to transactions involving business dealings between us and Cercacor, potential acquisitions of businesses or products, development of products and technology, the sale of products, markets and other matters in which our best interests and the best interests of our stockholders may conflict with the best interests of the stockholders of Cercacor. We cannot guarantee that any conflict of interest will be resolved in our favor, or that with respect to our transactions with Cercacor we will negotiate terms that are as favorable to us as if such transactions were with another third-party.
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
The Cross-Licensing Agreement requires us to pay Cercacor a royalty for all products that we sell which include their proprietary rainbow® technology. This includes handheld, table-top and multiparameter products that incorporate licensed rainbow® technology. Beginning in 2009, for hospital contracts where we place equipment and enter into a sensor contract, we pay a royalty to Cercacor on the total sensor contract revenue based on the ratio of rainbow® enabled devices to total devices. The agreement also requires that we make available to Cercacor, at its request, up to 10% of our annual board and sensor production volume at our total manufactured cost. In addition to these specific royalty and product obligations, our Cross-Licensing Agreement requires that we pay Cercacor specific annual minimum royalty payments.
Currently, we are required to consolidate Cercacor within our financial statements. Accordingly, the royalties that we owe to Cercacor are eliminated in our consolidated financial statements presented within this Form 10-K and our other periodic reports and the gross profit margins reported in our consolidated financial results do not include the royalty expense that we pay to Cercacor. We are also obligated to include, and have included, Cercacor’s engineering and administrative expenses in our reported engineering and administrative expenses. If our financial statements were not consolidated with Cercacor, our reported cost of goods sold would increase and our reported engineering and administrative expenses would decrease. To date, the amount of royalty expense has approximated the amount of engineering and administrative expense. In the future, depending upon the success of rainbow® products and the royalties earned by Cercacor on those revenues, it is possible that the royalty expense will grow at a rate higher than the growth of engineering and administrative expenses. Should this occur, and if we were not required to consolidate Cercacor’s financial results within our financial statements, then our unconsolidated cost of sales could grow at a faster rate than our unconsolidated engineering expenses.

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
As a result of the royalties that we must pay to Cercacor, it is generally more expensive for us to make products that incorporate licensed rainbow® technology than products that do not include licensed rainbow® technology, We cannot assure you that we will be able to sell products incorporating licensed rainbow® technology at a price the market is willing to accept. If we cannot commercialize our products incorporating licensed rainbow® technology successfully, we may not be able to generate sufficient product revenue from these products to be profitable, which could adversely affect our business, financial condition and results of operations.
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
We may experience significant fluctuations in our quarterly results in the future, we may not maintain our current levels of profitability, and changes to existing accounting pronouncements or taxation rules may affect how we conduct our business and affect our reported results of operations.
Our operating results have fluctuated in the past and are likely to fluctuate in the future. We may experience fluctuations in our quarterly results of operations as a result of:

•	delays or interruptions in manufacturing and shipping of our products;

•	varying demand for and market acceptance of our technologies and products;

•	delayed acceptance of our new products, negatively impacting the carrying value of our inventory;

•	design, technology or other market changes that could negatively impact the carrying value of our inventory;

•	the effect of competing technological and market developments resulting in lower selling prices or significant promotional costs;

•	changes in the timing of product orders and the volume of sales to our OEM partners;

•	actions taken by GPOs;

•	delays in hospital conversions to our products and declines in hospital patient census;

•	our legal expenses, particularly those related to litigation matters;

•	changes in our product or customer mix;

•	market seasonality of our sales;

•	ability to renew existing long-term sensor contract commitments;

•	changes in the total dollar amount of annual contract renewal activities;

•	changes in the mix, and therefore, the related costs of products that we supply at no upfront costs to our customers as part of their long-term sensor commitments;

•	changes in hospital and other alternative care admission levels;

•	inability to efficiently scale operations and establish processes to accommodate business growth;

•	unanticipated delays or problems in the introduction of new products, including delays in obtaining clearance or approval from the FDA;

•	high levels of returns and repairs; and

•	change in reimbursement rates for SpHb®, SpCO® and SpMet® parameters.
In addition, a change in accounting pronouncements or taxation rules or practices, or the interpretation of them by the SEC or other regulatory bodies, can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, the adoption of new rules, changes in tax laws, or the expiration of existing favorable tax holidays may adversely affect our reported financial results or the way we conduct our business.
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
Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.
The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. See “Critical Accounting Estimates” contained in Part II, Item 7 of this Form 10-K.
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
We derive a portion of our net sales from international operations. In each of the years ended December 28, 2013, December 29, 2012 and December 31, 2011, approximately 30%, 30%, and 29%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.
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
We market our products in certain foreign markets through our subsidiaries and other international distributors. The related sales agreements may provide for payments in a foreign currency. While a majority of our sales and expenditures are transacted in U.S. Dollars, some of our sales agreements with foreign customers provide for payment in currencies other than the U.S. Dollar. These foreign currency revenues, when converted into U.S. Dollars, can vary depending on average exchange rates during a respective period. In addition, we are exposed to foreign currency gains or losses on outstanding foreign currency denominated receivables. When converted to U.S. Dollars, these receivables can vary depending on the monthly exchange rates at the end of the period. Similarly, certain of our foreign sales support subsidiaries transact business in their respective country’s local currency, which is also their functional currency. As a result, expenses of these foreign subsidiaries when converted into U.S. Dollars can vary depending on average monthly exchange rates during a respective period. In addition, certain intercompany transactions may give rise to realized and unrealized foreign currency gains or losses. Accordingly, our operating results are subject to fluctuations in foreign currency exchange rates.
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
We currently do not hedge our foreign currency exchange rate risk. Should we decide in the future to hedge such rate risk by entering into forward contracts, these contracts may not mitigate the potential adverse impact on our financial results due to the variability of timing and amount of payments under these contracts. In addition, our failure to sufficiently hedge, forecast or otherwise manage such foreign currency risks properly could have a material adverse effect on our business, financial condition and results of operations.
We currently manufacture our products at several locations and any disruption in or expansion of our manufacturing operations could adversely affect our business, financial condition and results of operations.
We rely on our manufacturing facilities in Mexicali, Mexico; Irvine, California; Hudson, New Hampshire; and Danderyd, Sweden. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair. Our facilities may be affected by natural or man-made disasters. Earthquakes are of particular significance since some of our facilities are located in an earthquake-prone area. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist or terrorist organizations, epidemics, communication failures, fire, floods and similar events. In the event that one of our facilities was affected by a natural or man-made disaster, we would be forced to rely on third-party manufacturers if we could not shift production to our other manufacturing facilities. Furthermore, our insurance for damage to our property and the disruption of our business from casualties may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If we are forced to seek alternative facilities, or if we voluntarily expand one or more of our manufacturing operations to new locations, we may incur additional transition costs and we may experience a disruption in the supply of our products until the new facilities are available and operating. We are also vulnerable to disruptions which may occur as a result of local, regional and worldwide health risks. Such disruptions may include the inability to manufacture and distribute our products due to the direct effects of illness on individuals or due to constraints on supply and distribution that may result from either voluntary or government imposed restrictions. Any disruption or delay at our manufacturing facilities and any expansion of our operations to additional locations could create operational hurdles and have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory. In addition, any disruption, delay, transition or expansion of our manufacturing operations could impair our ability to meet the demand of our customers and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business, financial condition and results of operations.
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
In addition, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, we are required to evaluate and provide a management report of our systems of internal control over financial reporting and our independent registered public accounting firm is required to attest to our internal control over financial reporting. During the course of the evaluation of our internal control over financial reporting, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and costs to us and require us to divert substantial resources, including management time from other activities. In addition, if we fail to maintain the adequacy of our internal controls over financial reporting, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. Any failure to maintain compliance with the requirements of Section 404 could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business, negatively impact the trading price of our stock, and adversely affect investors’ confidence in our company and our ability to access capital markets for financing.
Changing laws and increasingly complex corporate governance and public disclosure requirements could have an adverse effect on our business and operating results.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and new regulations of the SEC and The NASDAQ Stock Market LLC, have and will create additional compliance requirements for companies such as ours. To maintain high standards of corporate governance and public disclosure, we have invested in, and intend to continue to invest in, reasonably necessary resources to comply with evolving standards. These investments have resulted in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities and may continue to do so in the future. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act included provisions regarding certain minerals and metals, known as conflict minerals, mined from the Democratic Republic of Congo and adjoining countries. These provisions require companies to undertake due diligence procedures and report on the use of conflict minerals in their products, including products manufactured by third parties. Compliance with these provisions will cause us to incur costs to certify that our supply chain is conflict free and we may face difficulties if our suppliers are unwilling or unable to verify the source of their materials. Our ability to source these minerals and metals may also be adversely impacted. In addition, our OEM customers may require that we provide them with a certification and any inability to do so may disqualify us as a supplier.
To maintain high standards of corporate governance and public disclosure, we have invested in, and intend to continue to invest in, reasonably necessary resources to comply with such evolving standards. These investments have resulted in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities and may continue to do so in the future.
If product liability claims are brought against us, we could face substantial liability and costs.
The manufacture and sale of products using Masimo SET® and licensed rainbow® technology expose us to product liability claims and product recalls, including but not limited to, those that may arise from unauthorized off-label use, which is use of a device in a manner outside the measurement or measurements cleared by the FDA, malfunctions, design flaws or manufacturing defects related to, our products or the use of our products with incompatible components or systems. We cannot be certain that our product liability insurance will be sufficient to cover any or all damages or claims. Furthermore, we may not be able to obtain or maintain insurance in the future at satisfactory rates or in adequate amounts to protect us against any product liability claims. Any losses that we may suffer from product liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our technology and products, together with the corresponding diversion of the attention of our key employees, may subject us to significant damages and could adversely affect our business, financial condition and results of operations.
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
From time to time, new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with environmental regulations as they are enacted. Future environmental laws may significantly affect our operations by, for example, requiring our manufacturing processes to be altered or requiring us to use different types of materials in manufacturing our products. Any changes to our operations may increase our manufacturing costs, detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects. In our research and manufacturing activities, we use, and our employees, may be exposed to, materials that are hazardous to human health, safety or the environment. These materials and various wastes resulting from their use are stored at our facility pending ultimate use and disposal. The risk of accidental injury to our employees or contamination from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any resulting damages and any such liability could exceed our reserves. Although we maintain general liability insurance, we do not specifically insure against environmental liabilities. If an enforcement action were to occur, our reputation and our business and financial condition may be harmed, even if we were to prevail or settle the action on terms favorable to us.
We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.
Our ability to effectively manage and maintain our internal business information, and to ship products to customers and invoice them on a timely basis depends significantly on our enterprise resource planning system and other information systems. Portions of our information technology systems may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of our confidential or otherwise protected information and corruption of data. The failure of these systems to operate effectively or to integrate with other systems, or a breach in security or other unauthorized access of these systems, may also result in delays in product fulfillment and reduced efficiency of our operations, and could require significant capital investments to remediate any such failure, problem or breach, all of which could adversely affect our business, financial condition and results of operations.
Our operating results may be adversely affected by unfavorable economic and market conditions.
Many of the countries in which we operate, including the United States and several of the members of the European Union, have experienced and continue to experience uncertain economic conditions. Our business or financial results may be adversely impacted by these uncertain economic conditions, including: adverse changes in interest rates, tax laws or tax rates; inflation; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; the effects of government initiatives to manage economic conditions; and reduced demand for our products resulting from a slow-down in the general global economy.
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
There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From January 1, 2013 to December 27, 2013, our closing stock price ranged from $19.04 to $29.61 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
In addition to the other risk factors previously discussed above, there are many other factors that we may not be able to control that could have a significant effect on our stock market price These include but are not limited to:

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
As of December 28, 2013, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned nearly 15% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise a significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of the Company, or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.
As of December 28, 2013, an aggregate of approximately 15 million shares of our stock were reserved for future issuance under our three equity incentive plans, approximately 9 million of which were subject to options outstanding as of that date at a weighted average exercise price of $22.76 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.

Future resales of our stock, including those by our insiders and a few investment funds, may cause our stock price to decline.
A significant portion of our outstanding shares are held by directors, executive officers and a few investment funds. Resale by these stockholders of a substantial number of such shares, announcements of any proposed resale of substantial amounts of our stock or the perception that substantial resales may be made, could significantly reduce the market price of our stock. Some of our directors and executive officers have entered into Rule 10b5-1 trading plans pursuant to which they have arranged to sell shares of our stock from time to time in the future. Generally, these sales require public filings. Actual or potential sales by these insiders, including those under a pre-arranged Rule 10b5-1 trading plan, could be interpreted by the market as an indication that the insider has lost confidence in our stock and reduce the market price of our stock.
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
We are also subject to anti-takeover provisions under Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third-party from making a takeover offer and could delay or prevent a change in control of us. For purposes of these provisions, an “interested stockholder” generally means someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the Delaware General Corporation Law.
In addition, we have adopted a stockholder rights plan. Under our stockholder rights plan, if any person becomes the beneficial owner of 15% or more of the outstanding shares of our stock, subject to a number of exceptions set forth in the plan, all of our stockholders other than the acquiring person will receive a right to purchase shares of our stock at a price of $136.00 per share. Our stockholder rights plan could discourage a takeover attempt and make an unsolicited takeover of our company more difficult. As a result, without the approval of our board of directors, you may not have the opportunity to sell your shares to a potential acquirer of us at a premium over prevailing market prices. This could reduce the market price of our stock.
We may elect not to declare cash dividends on our stock, may elect to only pay dividends on an infrequent or irregular basis, or may elect not to make any additional stock repurchases. As a result, any return on your investment may be limited to the value of our stock. In addition, the payment of any future dividends or the repurchase of our stock might limit our ability to pursue other growth opportunities.
Our board of directors (Board) may from time to time declare, and we may pay, dividends on our outstanding shares in the manner and upon the terms and conditions provided by law. However, we may elect to retain all future earnings for the operation and expansion of our business, rather than paying cash dividends on our stock. Any payment of cash dividends on our stock will be at the discretion of our Board and will depend upon our results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by our board of directors. In the event our Board declares any dividends, there is no assurance with respect to the amount, timing or frequency of any such dividends.
In February 2013, our Board authorized a stock repurchase program, whereby we may purchase up to 6 million shares of our common stock over a period of up to three years. Any repurchase of our common stock will be at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer, and will depend on several factors including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources, and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our Board may modify or amend our stock repurchase program at any time at its discretion without stockholder approval.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We lease 230,000 square feet of space in Irvine, California, for our corporate headquarters, product manufacturing, research and development, warehousing and distribution operations. The leases covering most of this space expire in September 2014.
We also lease 149,400 square feet of space in Mexicali, Mexico, for the manufacture of our products under a shelter labor agreement with Industrial Vallera de Mexicali, S.A. de C.V., or IVEMSA. IVEMSA is a Mexican maquiladora, which is a shelter services provider incorporated in Mexico that is licensed to operate factories and plants in Mexico. The shelter program allows foreign companies to manufacture products in Mexico without being required to organize and operate their own subsidiary, for example, as a Mexican corporation. As a result, the risks of labor liability, ownership of facilities and legal presence of foreign corporations in Mexico are avoided. We entered into the agreement with IVEMSA to establish and run a facility to manufacture our products. IVEMSA leases the space directly from the owner of the property under an agreement that expires in August 2014. In March 2012, we acquired Spire Semiconductor, LLC and its manufacturing facility, in Hudson, New Hampshire. This 90,000 square foot facility is used to manufacture advanced light emitting diodes and other advanced component-level technologies, as well as warehousing and administrative operations.
For our international headquarters in Neuchatel, Switzerland, we lease 9,900 square feet of office space. This office space is focused on operations including sales, marketing, customer service and other administrative functions. In addition, we currently lease 18,200 square feet of space in Montreal, Canada, which we use primarily for research, development, sales and marketing activities. We also lease 13,400 square feet in Danderyd, Sweden, primarily for manufacturing, research, development and administrative functions related to our capnography and gas monitoring products. We also lease 7,800 square feet of space in Tokyo, Japan, which we use for sales, marketing, customer service and administrative functions, as well as maintaining product inventory. We also maintain small sales offices in Europe, Asia, Australia and the United Kingdom. We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.

ITEM 3.	LEGAL PROCEEDINGS
On February 3, 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH (collectively, “Philips”) related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. The suit was brought in the U.S. District Court for the District of Delaware. Two patents originally asserted in this suit, related to our Measure-Through Motion technology, were successfully enforced in our previous suit against Nellcor. On June 15, 2009, Philips answered our complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against us as well as counterclaims seeking declaratory judgments of invalidity on the patents asserted by us against Philips. On July 9, 2009, we filed our answer denying Philips’ counterclaims and asserting various defenses. We also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against us. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. On October 4, 2010, the Court limited the number of patents to be construed to four for us and three for Philips. In addition, on October 6, 2010, the Court denied Philips’ motion to bifurcate and stay damages in the patent case. On January 17, 2012, the District Court Judge issued a claim construction order. In 2012, the parties completed expert reports and discovery on some of the patents. In addition, in 2012, we asserted additional patents, and the Court ordered that these patents and some of the originally asserted patents be tried in a second phase. In 2013, the Magistrate Judge issued reports and recommendations relating to various summary judgment motions filed by the parties. On December 2, 2013, the Court heard oral argument on the parties’ objections to the Magistrate Judge’s reports and recommendations. The objections are currently pending before the District Court Judge, and no order has been issued on the objections. We believe that we have good and substantial defenses to the antitrust and patent infringement claims asserted by Philips. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.

On December 21, 2012, we filed suit against Mindray DS USA, Inc. and Shenzhen Mindray Bio-Medical Electronics Co, Ltd. (Shenzhen Mindray) in the U.S. District Court for the Central District of California. The complaint alleges patent infringement, breach of contract and other claims. Mindray DS USA, Inc. was dismissed from this case based on venue. On June 3, 2013, Shenzhen Mindray answered our complaint and filed antitrust and related counterclaims against us, as well as counterclaims seeking declaratory judgments of invalidity and non-infringement on the patents asserted by us against Shenzhen Mindray. On June 24, 2013, we filed our answer denying Shenzhen Mindray’s counterclaims and asserting various defenses. On July 17, 2013, the Court granted Shenzhen Mindray’s motion to dismiss the patent claims without prejudice to allow us to amend the complaint to provide additional detail supporting Shenzhen Mindray’s direct and indirect infringement of our patents. On the same day, the Court denied Shenzhen Mindray’s motion to dismiss our non-patent claims. On August 5, 2013, we filed a first amended complaint. On August 21, 2013, Shenzhen Mindray answered our complaint and reasserted the counterclaims it asserted on June 3, 2013, as well as two additional counterclaims alleging patent infringement. On September 16, 2013, we filed our answer denying Shenzhen Mindray’s counterclaims and asserting various defenses. On October 31, 2013, the Court issued a scheduling order setting a trial date of November 4, 2014. On December 10, 2013, Shenzhen Mindray filed a second amended answer and counterclaims, including a new counterclaim for tortious interference. On January 2, 2014, we filed a motion for judgment on the pleadings as to Shenzhen Mindray’s antitrust counterclaims and inequitable conduct counterclaims and defenses. That motion is pending before the Court. We believe that we have good and substantial defenses to the antitrust patent infringement and other counterclaims asserted by Shenzhen Mindray. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.
On December 10, 2013, we filed suit against Mindray DS USA, Inc., Shenzhen Mindray, and Mindray Medical International Ltd. in the Superior Court of New Jersey.  The complaint alleges breach of contract and related claims.  On January 17, 2014, Mindray DS USA filed a notice of removal removing the case to the U.S. District Court for the District of New Jersey.  On January 24, 2014, Mindray DS USA, Inc. filed a motion seeking to dismiss or stay the action in view of Masimo’s action against Shenzhen Mindray in the Central District of California.  That motion is pending before the Court and no order from the Court has issued.  There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.
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
As previously disclosed, in November 2010, we voluntarily notified the FDA that we received allegations regarding the safety and efficacy of our Pronto® and Pronto-7® products from certain former physician office sales representatives of ours. In April 2011, we were informed by representatives of the U.S. Department of Justice (DOJ) that the former physician office sales representatives had filed a qui tam complaint against us in the U.S. District Court for the Central District of California. In 2011, the former physician office sales representatives also filed employment-related claims against us in arbitration stemming from their allegations regarding the safety and efficacy of our Pronto® and Pronto-7® products. In October 2013, the District Court granted summary judgment in the qui tam matter in our favor. The former sales representatives are appealing the decision. On January 16, 2014, we were notified that the arbitrator awarded the plaintiffs approximately $5.39 million in damages in connection with the employment-related claims. We intend to challenge this award, but there is no guarantee that we will prevail.
On January 2, 2014, a putative class action complaint was filed against us by Physicians Healthsource, Inc. in the U.S. District Court for the Central District of California. The complaint alleges that we sent unsolicited facsimile advertisements in violation of the Junk Fax Protection Act of 2005 and related regulations. The complaint seeks $500 for each alleged violation, treble damages if the court finds the alleged violations to be knowing, plus interest, costs, and injunctive relief. We believe we have good and substantial defenses to the claims, but there is no guarantee that we will prevail.
On January 31, 2014, an amended putative class action complaint was filed against us in the United State District Court for the Northern District of Alabama by and on behalf of two participants in the Surfactant, Positive Pressure, and Oxygenation Randomized Trial at the University of Alabama. The complaint alleges product liability and negligence claims in connection with pulse oximeters we provided at the request of study investigators for use in the trial. A previous version of the complaint also alleged a wrongful death claim, which the court dismissed on January 22, 2014. The amended complaint seeks unspecified damages, costs, interest, attorney fees, injunctive and other relief. We believe we have good and substantial defenses to remained claims, but there is no guarantee that we will prevail.

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

	Price Range
	High	Low
Fiscal 2013:
First Quarter	$21.33	$19.51
Second Quarter	$22.50	$19.04
Third Quarter	$27.04	$21.55
Fourth Quarter	$29.61	$25.62
Fiscal 2012:
First Quarter	$23.52	$18.46
Second Quarter	$23.89	$18.42
Third Quarter	$24.87	$21.00
Fourth Quarter	$24.11	$20.22
The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.
As of January 31, 2014, the closing price of our stock on the NASDAQ Global Select Market was $29.25 per share, and the number of stockholders of record was 45. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our stock is held of record through brokerage firms in “street name.”
Stock Performance Graph
The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following stock performance graph compares total stockholder returns for Masimo Corporation from January 3, 2009 through December 28, 2013 against the NASDAQ Market Composite Index and NASDAQ Medical Equipment Index, assuming a $100 investment made on January 3, 2009. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Masimo Corporation, the NASDAQ Composite Index, and
the NASDAQ Medical Equipment Index
*$100 invested on 01/03/09 in stock or 12/31/08 in index, including reinvestment of dividends. Indexes calculated on month-end basis.
Dividend Policy
Future determination as to the payment of cash (or stock) dividends will depend upon many factors, including our financial condition and results of operations, the capital requirements of our businesses and any other relevant factors deemed relevant by our board of directors (Board). In October 2012, the Board declared a special dividend of $1.00 per share, or $57.3 million, which was paid in December 2012. This dividend was deemed to be a special dividend and there is no assurance, with respect to amount or frequency, that dividends will be declared again in the future.
Stock Repurchase Program
In February 2013, our Board authorized the repurchase of up to 6.0 million shares of common stock under a new repurchase program which is expected to continue for a period of up to 36 months from the effective date of the program unless terminated earlier by the Board. The stock repurchase program may be carried out at the direction of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, block trades, one or more trading plans adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission, and in privately negotiated transactions. Any repurchases will be subject to the availability of stock, general market conditions, the trading price of the stock, available capital, alternative uses for capital and our financial performance. We expect to fund the stock repurchase program through our available cash, future cash from operations, or other potential sources of capital. During the year ended December 28, 2013, 1.0 million shares were repurchased, at an average price of $19.79 per share, totaling $19.8 million. No shares were repurchased during the quarter ended December 28, 2013.

ITEM 6.	SELECTED FINANCIAL DATA
The following tables reflect selected financial data derived from our consolidated financial statements for each of the last five years. The consolidated statement of comprehensive income data for the years ended December 28, 2013, December 29, 2012, and December 31, 2011 and the consolidated balance sheet data as of December 28, 2013 and December 29, 2012 are derived from our audited consolidated financial statements included in this Form 10-K. The consolidated statement of comprehensive income data for the years ended January 1, 2011 and January 2, 2010, and the consolidated balance sheet data as of December 31, 2011, January 1, 2011 and January 2, 2010 are derived from our audited consolidated financial statements not included in this Form 10-K. Historical results are not necessarily indicative of future results. The selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year ended December 28, 2013	Year ended December 29, 2012	Year ended December 31, 2011	Year ended January 1, 2011	Year ended January 2, 2010
	(in thousands, except per share information)
Statement of Comprehensive Income Data(1):
Revenue:
Product	$517,429	$464,928	$406,487	$356,422	$300,143
Royalty	29,816	28,305	32,501	48,985	48,972
Total revenue	547,245	493,233	438,988	405,407	349,115
Cost of goods sold	188,418	166,982	144,854	119,825	100,313
Gross profit	358,827	326,251	294,134	285,582	248,802
Operating expenses:
Selling, general and administrative	215,469	193,948	169,205	174,089	134,577
Research and development	55,631	47,077	38,412	36,000	31,701
Litigation award and defense costs	8,010	—	—	—	—
Antitrust litigation expense	—	—	—	(30,728)	298
Total operating expenses	279,110	241,025	207,617	179,361	166,576
Operating income	79,717	85,226	86,517	106,221	82,226
Non-operating income (expense)	(3,991)	(1,405)	14	1,348	(46)
Income before provision for income taxes	75,726	83,821	86,531	107,569	82,180
Provision for income taxes	20,005	21,883	22,478	34,164	28,158
Net income including noncontrolling interests	55,721	61,938	64,053	73,405	54,022
Net (income) loss attributable to noncontrolling interests	2,660	334	(353)	125	(794)
Net income attributable to Masimo Corporation stockholders	58,381	62,272	63,700	73,530	53,228
Other comprehensive income, net of tax:
Foreign currency translation adjustments	453	2,268	349	862	70
Comprehensive income attributable to Masimo Corporation stockholders	$58,834	$64,540	$64,049	$74,392	$53,298
Net income per common share attributable to Masimo Corporation stockholders(3):
Basic	$1.03	$1.08	$1.07	$1.25	$0.92
Diluted	$1.02	$1.07	$1.05	$1.21	$0.88
Weighted-average number of common shares:
Basic	56,690	57,445	59,659	58,769	57,603
Diluted	57,480	58,374	60,845	60,609	60,171
________________

(1)
Pursuant to authoritative accounting guidance, Cercacor is consolidated within our financial statements. Accordingly, all intercompany royalties, option and licensing fees, and other charges between us and Cercacor have been eliminated in the consolidation. Also, all direct engineering expenses that have been incurred by us and charged to Cercacor have not been eliminated and are included as research and development expense in our consolidated statements of comprehensive income. For additional discussion of accounting for Cercacor, see Note 3 to our accompanying consolidated financial statements.

(2)	During the year ended January 1, 2011, we completed negotiations to resolve the merits of our antitrust litigation with Covidien. As a result, we retained a total of $30.8 million from Covidien.

(3)	See Note 2 to our accompanying consolidated financial statements for a description of the method used to compute basic and diluted net income per common share.

	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010
	(in thousands, except dividends declared per common share)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$95,466	$71,554	$129,882	$88,305	$189,043
Working capital	168,007	129,808	186,982	147,408	229,947
Total assets	438,662	374,661	366,104	310,235	356,345
Long term debt, including current portion	336	115	122	172	231
Total equity	326,398	275,668	279,666	230,039	289,688
Dividends declared per common share(4)	$—	$1.00	$—	$2.75	$—
 _____________

(4)
During the years ended December 29, 2012 and January 1, 2011, our board of directors (Board) evaluated a variety of options to return value to stockholders, including acquisition opportunities, stock buy-back programs and dividends. After considering all available options during those periods, the Board concluded that the best and most direct way to reward stockholders for their continued investment and confidence in Masimo was through the declaration of three special cash dividends. In February 2010, the Board declared a special dividend of $2.00 per share, or $117.5 million, which was paid in March 2010. In November 2010, the Board declared a second special dividend of $0.75 per share, or $44.5 million, which was paid in December 2010. In October 2012, the Board declared a third special dividend of $1.00 per share, or $57.3 million, which was paid in December 2012.

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
Executive Overview
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
Our products consist of a monitor or circuit board, and a “Board-in-Cable” solution, for use with our proprietary single-patient use and reusable sensors and cables. We sell our products to end-users through our direct sales force and certain distributors, and also sell some of our products to our OEM partners, for incorporation into their products. As of December 28, 2013, we estimate that the worldwide installed base of our pulse oximeters and OEM monitors that incorporate Masimo SET® and rainbow® SET was more than 1.2 million units. Our installed base is the primary driver for the recurring sales of our sensors, most notably, single-patient adhesive sensors. Based on industry reports, we estimate that the worldwide pulse oximetry market is nearly $1.5 billion in 2014, the largest component of which is the sale of sensors.
After introducing Masimo SET®, we have continued to innovate by introducing breakthrough noninvasive measurements beyond arterial blood oxygen saturation level and pulse rate, which create new market opportunities in both the hospital and non-hospital care settings. We believe our Masimo rainbow® SET platform, that utilizes both Masimo SET® and licensed rainbow® technology, includes the first devices cleared by the FDA to noninvasively and continuously monitor multiple measurements that previously required invasive or complicated procedures. SpCO®, our noninvasive carboxyhemoglobin sensor, allows measurement of carbon monoxide levels in the blood. Carbon monoxide is the most common cause of poisoning in the world. SpMet®, our noninvasive methemoglobin sensor, allows for the measurement of methemoglobin levels in the blood. Methemoglobin in the blood leads to a dangerous condition known as methemoglobinemia, which occurs as a reaction to some common drugs used in hospitals and outpatient procedures. Masimo PVI® monitors fluid administration, which is critical to optimizing fluid status in surgery and critical care where traditional invasive methods to guide fluid administration often fail to predict fluid responsiveness and newer methods are complicated and costly. Our noninvasive hemoglobin sensor, SpHb®, monitors hemoglobin, the oxygen-carrying component of red blood cells. Hemoglobin measurement is one of the most frequent invasive laboratory measurements in the world, often measured as part of a complete blood count. A low hemoglobin status is called anemia, which is generally caused by bleeding or the inability of the body to produce red blood cells. RRa™ allows for the continuous and noninvasive monitoring of respiration rate, via rainbow Acoustic Monitoring™. Respiration rate is the number of breaths per minute. A low respiration rate is indicative of respiratory depression and high respiration rate is indicative of patient distress. Traditional methods used to measure respiration rate are often considered inaccurate or are not tolerated well by patients. Our Halo Index™ sensor allows continuous global trending and assessment of multiple physiological measurements of a patient with a single number displayed on the Patient SafetyNet™ screen. Halo Index™ is CE Marked, but not currently available for sale in the U.S.
In July 2010, we began selling the SedLine® monitor, which measures the brain’s electrical activity and provides information about a patient’s response to anesthesia. In January 2012, we received FDA clearance for the Pronto-7®, a product designed specifically for spot-checking hemoglobin, along with oxygen saturation and pulse rate. In December 2012, we released iSpO2™, a pulse oximeter cable and sensor with Measure-Through Motion and Low Perfusion Masimo SET® technology for use with an iPhone, iPad or iPod touch. We also offer a remote monitoring and clinician notification solution called Patient SafetyNet™, which includes our Masimo SET® or rainbow® SET monitors at the patient’s bedside along with a central assignment station and wired or wireless server. Patient SafetyNet™ wirelessly notifies clinicians who are taking care of multiple patients in different rooms when one of their patients has an alarm, allowing them to intervene sooner and provide potentially life-saving support.
We offer Masimo SET® and rainbow® SET through our OEMs and our own end-user products, including the Radical-7®, Rad-87™, Rad-57®, Pronto®, Pronto-7®, Rad-8®, Rad-5®, and Rad-5v™. Our solutions and related products are based upon our proprietary Masimo SET® and rainbow® algorithms. This software-based technology is incorporated into a variety of product platforms depending on our customers’ specifications. Our technology is supported by a substantial intellectual property portfolio that we have built through internal development and, to a lesser extent, acquisitions and license agreements. As of December 28, 2013, we had 674 issued and pending patents worldwide. We have exclusively licensed from our development partner, Cercacor, the right to OEM rainbow® technology and incorporate rainbow® technology into our products intended to be used by professional caregivers, including, but not limited to, hospital caregivers and alternate care facility caregivers.
Dividend Payments
Our board of directors (Board) continuously evaluates a variety of options to return value to stockholders, including acquisition opportunities, stock buy-back programs and dividends. In 2012 and 2010, after considering all available options at those times, the Board concluded that the best and most direct way to reward stockholders for their continued investment and confidence in Masimo was through the declaration of cash dividends. In February 2010, the Board declared a special dividend of $2.00 per share, or $117.5 million, which was paid in March 2010. In November 2010, the Board declared a second special dividend of $0.75 per share, or $44.5 million, which was paid in December 2010. In October 2012, the Board declared another special dividend of $1.00 per share, or $57.3 million, which was paid out on December 11, 2012 to stockholders of record as of the close of business on November 27, 2012. Both the 2012 and 2010 special dividends represented only a portion of our cash reserves, which the Board believed was sufficient to cover our current operational needs, and to fund continued research and development investments and current strategic initiatives. The Board did not declare any dividends during fiscal year 2013 and there is no assurance with respect to the payment of any dividends in the future.
Stock Repurchase Program
In August 2011, our Board authorized the repurchase of up to 3.0 million shares of common stock under a repurchase program, which terminated pursuant to its terms in April 2012. The stock repurchase program was carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases under a Rule 10b5-1 trading plan. We paid for these repurchases with available cash and cash equivalents. During the year ended December 31, 2011, 1.8 million shares were repurchased, at an average price of $19.61 per share, totaling $36.2 million. During the year ended December 29, 2012, 1.2 million shares were repurchased, at an average price of $22.74 per share, totaling $26.3 million, which completed the stock repurchase program.
In February 2013, our Board authorized the repurchase of up to 6.0 million shares of common stock under a new repurchase program which is expected to continue for a period of up to 36 months from the effective date of the program unless it is terminated earlier by the Board. The stock repurchase program may be carried out at the direction of a committee comprised of our Chief Executive Officer and Chief Financial Officer, through open market purchases, block trades, one or more trading plans adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission, and in privately negotiated transactions. Any repurchases will be subject to the availability of stock, general market conditions, the trading price of the stock, available capital, alternative uses for capital and our financial performance. We expect to fund the stock repurchase program through our available cash, future cash from operations, or other potential sources of capital. During the year ended December 28, 2013, 1.0 million shares were repurchased, at an average price of $19.79 per share, totaling $19.8 million.
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
We exclusively license from Cercacor the right to make and distribute products in the professional medical caregiver markets, referred to as the Masimo Market, that utilize rainbow® technology for the measurement of carbon monoxide, methemoglobin, fractional arterial oxygen saturation hemoglobin, which includes hematocrit. In December 2013, we exercised our option to license five additional parameters at the pre-established price of $0.5 million per parameter. The license is currently subject to certain specific annual minimum aggregate royalty payment obligations in the amount of $5.0 million per year. To date, we have developed and commercially released devices that measure carbon monoxide, methemoglobin and hemoglobin using licensed rainbow® technology. We also have the option to obtain exclusive licenses to make and distribute products that utilize rainbow® technology for the monitoring of other measurements, including blood glucose, in product markets where the product is intended to be used by a professional medical caregiver. In February 2009, in order to accelerate the product development of an improved hemoglobin spot-check measurement device, Pronto-7®, we agreed to fund additional Cercacor’s engineering expenses. Specifically, these expenses included third-party engineering materials and supplies expense, as well as 50% of total Cercacor’s engineering and engineering related payroll expenses from April 2009 through June 2010, the original anticipated completion date of this product development effort. Since July 2010, Cercacor has continued to assist us with product development efforts and charged us accordingly. Beginning in 2012, due to a revised estimate of the support required by us to complete the various Pronto-7® related projects, our Board of Directors approved an increase in the percentage of Cercacor’s total engineering and engineering related payroll expenses funded by us from 50% to 60%. During the year ended December 28, 2013, and until both parties agree to end these services, Cercacor has and will continue to assist us with continuing productization efforts of the new handheld noninvasive multiparameter testing device, that provides spot-check hemoglobin testing. During the year ended December 28, 2013, the total expenses for these additional services, material and supplies totaled $4.1 million.
Pursuant to authoritative accounting guidance, Cercacor is consolidated within our financial statements for all periods presented. This determination is based on our ability to direct the activities that most significantly impact Cercacor’s economic performance, and our obligation to absorb Cercacor’s expected losses. For the foreseeable future, we anticipate that we will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a variable interest entity (VIE), or in the event that we are no longer the primary beneficiary of Cercacor, we may discontinue consolidating the entity. For additional discussion of Cercacor, see Note 3 to our accompanying consolidated financial statements.
Business Combinations
On March 9, 2012, we acquired substantially all of the assets of Spire Semiconductor, LLC, a maker of advanced light emitting diode and other advanced component-level technologies. Masimo Semiconductor, Inc. (Masimo Semiconductor), our wholly-owned subsidiary, operates the business. This acquisition provided us an advanced ability to develop custom components, accelerate development cycles, and optimize future product costs. Masimo Semiconductor specializes in wafer epitaxy, foundry services, and device fabrication for biomedical, telecommunications, consumer products and other markets. For additional information, see Note 4 to our accompanying consolidated financial statements.
On July 27, 2012, we acquired PHASEIN AB (Phasein), a developer and manufacturer of ultra-compact mainstream and sidestream capnography and gas monitoring technologies. The acquisition of Phasein’s technologies complements our breakthrough innovations for patient monitoring with a portfolio of products ranging from OEM solutions for external “plug-in-and-measure” capnography and gas analyzers and integrated modules to handheld capnometer devices. With multiple measurements delivered through either mainstream or sidestream options, our customers can benefit from CO2, N2O, O2, and anesthetic agent monitoring in many hospital environments, such as operating rooms, procedural sedation and intensive care units. For additional information, see Note 4 to our accompanying consolidated financial statements.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as Dollar amounts and as a percentage of revenue.

	Year ended December 28, 2013		Year ended December 29, 2012		Year ended December 31, 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Revenue:
Product	$517,429	94.6%	$464,928	94.3%	$406,487	92.6%
Royalty	29,816	5.4	28,305	5.7	32,501	7.4
Total revenue	547,245	100.0	493,233	100.0	438,988	100.0
Cost of goods sold	188,418	34.4	166,982	33.9	144,854	33.0
Gross profit	358,827	65.6	326,251	66.1	294,134	67.0
Operating expenses:
Selling, general and administrative	215,469	39.4	193,948	39.3	169,205	38.5
Research and development	55,631	10.2	47,077	9.5	38,412	8.8
Litigation award and defense costs	8,010	1.5	—	—	—	—
Total operating expenses	279,110	51.0	241,025	48.9	207,617	47.3
Operating income	79,717	14.6	85,226	17.3	86,517	19.7
Non-operating income (expense)	(3,991)	(0.7)	(1,405)	(0.3)	14	—
Income before provision for income taxes	75,726	13.8	83,821	17.0	86,531	19.7
Provision for income taxes	20,005	3.7	21,883	4.4	22,478	5.1
Net income including noncontrolling interests	55,721	10.2	61,938	12.6	64,053	14.6
Net (income) loss attributable to noncontrolling interests	2,660	0.5	334	0.1	(353)	(0.1)
Net income attributable to Masimo Corporation stockholders	$58,381	10.7%	$62,272	12.6%	$63,700	14.5%
Comparison of the Year ended December 28, 2013 to the Year ended December 29, 2012
Revenue. Total revenue increased $54.0 million, or 11.0% to $547.2 million for the year ended December 28, 2013, from $493.2 million for the year ended December 29, 2012. Product revenues increased $52.5 million, or 11.3%, to $517.4 million in the year ended December 28, 2013 from $464.9 million in the year ended December 29, 2012. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 1,205,000 units at December 28, 2013, up from 1,088,000 units at December 29, 2012. Contributing to the increase in our product revenue was our rainbow® technology product revenues, which increased $8.5 million, or 21.3%, to $48.8 million in the year ended December 28, 2013 from $40.3 million in the year ended December 29, 2012. Product revenue related to our acquisition of Phasein and Masimo Semiconductor businesses approximated $12.8 million and $3.8 million, respectively for the year ended December 28, 2013, compared to $4.4 million and $3.1 million, respectively, for the year ended December 29, 2012. Revenue generated through our direct and distribution sales channels increased $42.6 million, or 10.8%, to $438.8 million for the year ended December 28, 2013, compared to $396.2 million for the year ended December 29, 2012. During the year ended December 28, 2013, revenues from our OEM channel increased $9.9 million, or 14.4%, to $78.6 million from $68.7 million in the year ended December 29, 2012.
Our royalty revenue increased $1.5 million to $29.8 million in the year ended December 28, 2013, from $28.3 million in the year ended December 29, 2012. This increase in revenue was due to an increase in eligible Covidien U.S. pulse oximetry sales.
Cost of Goods Sold. Cost of goods sold increased $21.4 million to $188.4 million in the year ended December 28, 2013, from $167.0 million in the year ended December 29, 2012. Our total gross margin decreased to 65.6% for the year ended December 28, 2013 from 66.1% for the year ended December 29, 2012. Excluding royalties, product gross margin declined to 63.6% for the year ended December 28, 2013 from 64.1% for the year ended December 29, 2012. This slight decline in product gross margin was primarily due to the negative impact of foreign exchange rates, as well as incremental inventory and asset valuation provisions associated with product and sourcing transitions, which were partially offset by other manufacturing cost reductions. We incurred $5.4 million and $5.0 million in Cercacor royalty expenses for the years ended December 28, 2013 and

December 29, 2012, respectively, which have been eliminated in our consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 62.6% and 63.0% for the year ended December 28, 2013 and December 29, 2012, respectively.
Selling, General and Administrative. Selling, general and administrative expenses increased $21.5 million, or 11.1%, to $215.5 million for the year ended December 28, 2013 from $193.9 million for the year ended December 29, 2012. Excluding the new medical device excise tax of $6.3 million, selling, general and administrative expenses increased $15.2 million, or 7.9%, to $209.1 million for the year ended December 28, 2013 from $193.9 million for the year ended December 29, 2012. This increase was primarily due to $8.4 million of additional payroll and related costs associated with higher staffing levels related to the establishment of our new worldwide blood management sales team. Included in total selling, general and administrative expenses are $2.5 million of direct expenses incurred by Cercacor for each of the years ended December 28, 2013 and December 29, 2012.
Research and Development. Research and development expenses increased $8.5 million, or 18.2%, to $55.6 million for the year ended December 28, 2013 from $47.1 million for the year ended December 29, 2012. This increase was primarily due to increased payroll and payroll related costs of $4.1 million associated with increased research and development staffing levels due to investment in research and development efforts. In addition, new project costs and engineering supplies increased $1.2 million related to new product development projects and additional clinical trial costs. Included in total research and development expenses are $3.9 million and $3.7 million of engineering expenses incurred by Cercacor for the year ended December 28, 2013 and December 29, 2012, respectively.
Litigation Award and Defense Costs. For the year ended December 28, 2013, we recorded a charge for $5.4 million in damages awarded by an arbitrator on an employment claim filed by certain former physician office sales representatives. In addition, we recorded a charge for $2.6 million in defense costs related to such employment claim that our insurance carrier believes may not be reimbursable. While we intend to challenge the arbitrator award and the insurance carrier’s position, there can be no assurance that we will prevail. We did not record any similar charges in the year ended December 29, 2012.
Non-operating income (expense). Non-operating expense was $4.0 million for the year ended December 28, 2013, as compared to non-operating expense of $1.4 million for the year ended December 29, 2012. This net change of $2.6 million was primarily due to the recognition of $4.0 million of net realized and unrealized losses on foreign currency denominated transactions during the year ended December 28, 2013, as compared to $1.6 million during the year ended December 29, 2012. The net realized and unrealized losses recognized during the year ended December 28, 2013 and December 29, 2012 resulted primarily from the strengthening of the U.S. Dollar against the Japanese Yen, partially offset by the weakening of the U.S. Dollar against the Euro.
Provision for Income Taxes. Our provision for income taxes was $20.0 million for the year ended December 28, 2013 compared to $21.9 million for the year ended December 29, 2012. Our effective tax rate increased slightly to 26.4% for the year ended December 28, 2013, compared to 26.1% for the year ended December 29, 2012. This increase in the effective tax rate was due primarily to the establishment of a valuation allowance against the net deferred tax assets of Cercacor, which was partially offset by the retroactive reinstatement of the federal research tax credit pursuant to the American Taxpayer Relief Act of 2012 (Tax Act). The Tax Act extended the research tax credit retroactively to 2012 and prospectively through the end of 2013. The effects of the change in the tax law were recognized in the first quarter of fiscal 2013, which is the quarter when the law was enacted, and resulted in a rate benefit of approximately 1.4% for the year ended December 28, 2013.
Our effective tax rate was lower than the U.S. federal statutory rate primarily due to research and development tax credits and a portion of our earnings being generated from countries other than the U.S., where such earnings are generally subject to lower tax rates than the U.S. We expect this trend to continue in the future. We have made no provision for U.S. income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries as these amounts are intended to be indefinitely reinvested in operations outside the U.S.
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
Liquidity and Capital Resources
As of December 28, 2013, we had cash and cash equivalents of $95.5 million, of which $26.0 million was invested in U.S. Treasury bills, $1.8 million was in money market accounts with major financial institutions and $67.7 million was in checking accounts. The U.S. Treasury bills are classified as cash equivalents since they are highly liquid investments, with a maturity of three months or less at the date of purchase. We carry cash equivalents at cost which approximates fair value.
As of December 28, 2013, cash totaling $51.3 million was held outside of the U.S. A substantial portion of this cash held offshore is accessible without a significant tax cost. In managing our day-to-day liquidity and our capital structure, we do not rely on foreign earnings as a source of funds. We currently have sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
During fiscal years 2013, 2012, and 2011, we received $29.8 million, $28.3 million, and $32.5 million, respectively, in cash receipts from Covidien for royalties pursuant to our settlement agreement. Through March 14, 2011, we received a royalty payment based on a rate of 13% of Covidien’s U.S. pulse oximetry sales. On January 28, 2011, we entered into a second amendment to the settlement agreement with Covidien. As part of this amendment, which became effective as of March 14, 2011, Covidien agreed to pay us a royalty of 7.75% on its U.S. pulse oximetry revenue, as specifically defined in that second amendment, at least through March 15, 2014.
In August 2011, our Board authorized the repurchase of up to 3.0 million shares of common stock under a repurchase program. During the year ended December 31, 2011, 1.8 million shares were repurchased, at an average price of $19.61 per share, totaling $36.2 million. During the year ended December 29, 2012, 1.2 million shares were repurchased, at an average price of $22.74 per share, totaling $26.3 million, which completed the stock repurchase program. In February 2013, our Board authorized the repurchase of up to 6.0 million shares of common stock under a new repurchase program which is expected to continue for a period of up to 36 months from the effective date of the program unless it is terminated earlier by our Board. We expect to fund the stock repurchase program through our available cash, future cash from operations, or other potential sources of capital. During the year ended December 28, 2013, 1.0 million shares were repurchased, at an average price of $19.79 per share, totaling $19.8 million. We funded all of these share repurchases from available cash and cash equivalents.
In October 2012, our Board declared a special $1.00 per share cash dividend, payable in December 2012, which totaled $57.3 million. We did not declare or pay any dividends during the year ended December 28, 2013 and our Board has not adopted a regular dividend payment policy.
Cash Flows from Operating Activities. Cash provided by operating activities was $54.3 million in 2013. The source of cash consists primarily of net income including noncontrolling interests of $55.7 million, and non-cash expense for share-based compensation and depreciation and amortization of $11.7 million, and $11.4 million, respectively. Accrued liabilities increased $6.4 million primarily due to the accrual of the litigation award and related defense costs. In addition, accrued compensation increased $4.6 million primarily due to higher staffing levels. These sources of cash were partially offset by an increase in accounts receivable of $9.6 million, deferred cost of goods sold of $9.6 million and inventories of $9.5 million, all due to growth of our business, as well as an increase in the benefit from deferred income taxes of $8.6 million due to timing differences of taxable income.
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
Cash Flows from Investing Activities. Cash used in investing activities for 2013 was $13.0 million, of which $9.0 million was primarily used for purchases of property and equipment to support our manufacturing operations.
Cash used in investing activities for 2012 was $51.9 million, primarily due to payments totaling $37.4 million for the acquisitions of Phasein and the Spire Semiconductor assets, net of cash acquired and excess liabilities assumed. Additionally, $10.8 million was used for purchases of property and equipment to primarily support our manufacturing operations.
Cash Flows from Financing Activities. Cash used in financing activities for 2013 was $17.9 million, primarily due to $19.8 million in common stock repurchases.

Cash used in financing activities for 2012 of $82.1 million was primarily due to $57.3 million of dividend payments and $26.3 million in common stock repurchases.
Future Liquidity Needs. We expect to fund our future operating, investing and financing activities through our available cash, future cash from operations, or other potential sources of capital. In addition to funding our working capital requirements, we anticipate our primary use of cash to be the equipment that we provide to hospitals under our long-term sensor purchase agreements. We also anticipate additional capital purchases related to expanding our worldwide international operations including manufacturing, sales, marketing and other areas of necessary infrastructure growth. Our focus on international expansion will also require both continuing and incremental investments in facilities and infrastructure in the Americas, Europe and Asia. We may also use cash for the acquisition of technologies or the acquisition of technology companies. The amount and timing of our actual investing activities will vary significantly depending on numerous factors, such as the progress of our product development efforts, our timetable for international sales operations and manufacturing expansion, both domestic and international regulatory requirements and opportunities to acquire technologies and technology companies at prices we believe are favorable. Finally, we anticipate that we will continue to repurchase stock under our authorized stock repurchase program subject to the availability of our stock, general market conditions, the trading price of our stock, available capital, alternative uses for capital and our financial performance. Despite these possible capital investment requirements and any potential stock repurchases or dividend payments, we anticipate that our existing cash and cash equivalents will be sufficient to meet our working capital requirements, capital expenditures and operations for at least the next 12 months.
Current Financing Arrangements. As of December 28, 2013, other than capital leases, we did not have any other long term borrowings. The capital lease amounts represent principal and interest due on leased office equipment.
Contractual Obligations. The following table summarizes our outstanding contractual obligations as of December 28, 2013 and the effect those obligations are expected to have on our cash liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating Leases(1)	$5,336	$7,114	$2,777	$2,109	$17,336
Capital Leases (including interest)(2)	125	167	75	—	367
Purchase Commitments(3)	61,432	—	—	—	61,432
Total Contractual Obligations	$66,893	$7,281	$2,852	$2,109	$79,135
 _______________

(1)	Facility, equipment and automobile leases.

(2)	Leased office equipment.

(3)	Certain inventory items under non-cancellable purchase orders.
Other obligations: As of December 28, 2013, our estimated liabilities related to uncertain tax positions, including interest, were $6.6 million. Due to the high degree of uncertainty regarding the timing of potential cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amounts and periods in which these liabilities might be made.
In addition to these contractual obligations, we had the following annual minimum royalty commitments to Cercacor, as of December 28, 2013 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years
Minimum royalty commitment to Cercacor	$5,000	$10,000	$10,000	(1)
 ______________

(1)	Subsequent to 2017, the royalty arrangement requires a $5.0 million minimum annual royalty payment unless the agreement is amended, restated or terminated.
Cercacor is consolidated within our financial statements for all periods presented. Accordingly, all intercompany royalties, option and license fees and other charges between us and Cercacor have been eliminated in the consolidation. For additional discussion of Cercacor, see Note 3 to our accompanying consolidated financial statements.
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
In September 2009, the Financial Accounting Standards Board, or FASB, amended the accounting standards related to revenue recognition for arrangements with multiple deliverables. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on relative selling prices. The FASB also amended the accounting standards for revenue recognition to exclude software that is contained in a tangible product from the scope of software revenue guidance if the software is essential to the tangible product’s functionality. We adopted these new standards on a prospective basis. Therefore, the new standards apply only to revenue arrangements entered into or materially modified beginning January 2, 2011. For revenue arrangements that were entered into or materially modified after the adoption of these standards, implementation of this new authoritative guidance had no significant impact on our reported revenue during the year ended December 31, 2011, as compared to revenue if the related arrangements entered into or materially modified after January 2, 2011 were subject to the accounting requirements in effect in the prior year.
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
We develop our inventory reserve based on an evaluation of the expected future use of our inventory on an item by item basis. We apply historical obsolescence rates to estimate the loss on inventory expected to have a recovery value below cost. Our historical obsolescence rates are developed from our company specific experience for major categories of inventory, which are then applied to excess inventory on an item by item basis. We also develop other specific inventory reserves when we become aware of other unique events that result in a known recovery value below cost. For inventory items that have been written down, either due to the inventory reserve analysis or due to a specific event, the reduced value becomes the new cost basis. The new cost basis of an inventory item is not marked up in subsequent periods. Our inventory reserve was $10.0 million and $6.0 million at December 28, 2013 and December 29, 2012, respectively. If our estimates for potential inventory losses prove to be too low, then our future earnings will be affected when the related additional inventory losses are recorded.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is used to state trade receivables at a net estimated realizable value. We rely on prior experience to estimate the amount that we expect to collect on the gross receivables outstanding, which cannot be known with exact certainty as of the time of issuance of this report. We maintain a specific allowance for customer accounts that we know may not be collectible due to customer liquidity issues. We also maintain a general allowance for future collection losses that arise from customer accounts that do not indicate an inability, but may be unable, to pay. Although such losses have historically been within our expectations and the allowances we have established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past, especially given the recent deterioration of the credit markets of the worldwide economy. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our receivable collections and additional allowances may be required. Our accounts receivable balance was $76.8 million and $67.9 million, net of allowances for doubtful accounts of $1.8 million and $2.0 million at December 28, 2013 and December 29, 2012, respectively.

Share-Based Compensation
For stock options granted on or after January 1, 2006, we account for share-based compensation using the prospective method, which requires us to expense the estimated fair value of employee stock options and similar awards based on the fair value of the award on the date of grant. To calculate the fair value of stock options, we use the Black-Scholes option pricing model which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them, the estimated volatility of our stock price over the expected term and the number of options that will ultimately be forfeited prior to meeting their vesting requirements. Pursuant to the prospective transition method, stock options granted prior to January 1, 2006 continue to be accounted for under the prior existing guidance for stock issued to employees.
We estimate the length of time in which stock options are expected to be outstanding based on both our specific historical option exercise experience, as well as expected term information available from a peer group of companies with a similar vesting schedule. The estimated volatility is based on historical and implied volatilities of our share price.
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
Share-based compensation expense was $11.7 million, $14.1 million, and $13.7 million for the years ended December 28, 2013 December 29, 2012 and December 31, 2011, respectively. The fair market value of our stock may also increase the cost of future stock option grants. In general, to the extent that the fair market value of our stock increases, the overall cost of granting these options will also increase. For further details regarding our share-based compensation see Note 12 to our accompanying consolidated financial statements.
Goodwill
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is not amortized, but instead, is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. Our annual impairment test is performed during the fourth fiscal quarter.
In assessing goodwill impairment we have the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of such reporting unit is less than its carrying amount. Our qualitative assessment of the recoverability of goodwill considers various macro-economic, industry-specific and company-specific factors. These factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below its net book value. If, after assessing the totality of events or circumstances, we determine it is unlikely that the fair value of such reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform the first step of the two-step impairment test by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, goodwill is considered impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. We also have the option to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test. We may resume performing the qualitative assessment in any subsequent period.
Accounting for Income Taxes
We account for income taxes using the asset and liability method, under which we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss and tax credit carryforwards. Tax positions that meet a more-likely-than-not recognition threshold are recognized in the first reporting period that it becomes more-likely-than-not such tax position will be sustained upon examination. A tax position that meets this more-likely-than-not recognition threshold is recorded at the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Previously recognized income tax positions that fail to meet the recognition threshold in a subsequent period are derecognized in that period. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known. We record potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

As a multinational corporation, we are subject to complex tax laws and regulations in various jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment, and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional liabilities or potentially to reverse previously recorded tax liabilities.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded against any deferred tax assets when, in the judgment of management, it is more likely than not that all of or part of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including recent financial performance, scheduled reversals of temporary differences, projected future taxable income, availability of taxable income in carryback periods and tax planning strategies.
Litigation Costs and Contingencies
We record a charge equal to at least the minimum estimated liability for a loss contingency or litigation settlement when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. The determination of whether a loss contingency or litigation settlement is probable or reasonably possible involves a significant amount of management judgment, as does the estimation of the range of loss given the nature of contingencies. Liabilities related to litigation settlements with multiple elements are recorded based on the fair value of each element. Legal and other litigation related expenses are recognized as the services are provided. We record insurance and other indemnity recoveries for litigation expenses when both of the following conditions are met: (i) the recovery is probable and (ii) collectability is reasonably assured. The insurance recoveries recorded are only to the extent the litigation costs have been incurred and recognized in the financial statements; however, it is reasonably possible that the actual recovery may be significantly different from our estimates. There are many uncertainties associated with any litigation, and we cannot provide assurance that any actions or other third party claims against us will be resolved without costly litigation or substantial settlement charges. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected.
Recent Accounting Pronouncements
See Note 2 in our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Form 10-K for a description of any recently adopted and recently issued accounting standards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks that may arise from adverse changes in market rates and prices, such as interest rates, foreign exchange fluctuations and inflation. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuation in interest expense is limited to our outstanding capital lease arrangements, which have fixed interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. Our investment portfolio consists of highly liquid investments with an original maturity from the date of purchase of three months or less, that have historically been held to maturity. Therefore, a hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at December 28, 2013. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.

Foreign Currency Exchange Rate Risk
A majority of our assets and liabilities are maintained in the United States in U.S. Dollars and a majority of our sales and expenditures are transacted in U.S. Dollars. However, we transact with foreign customers in currencies other than the U.S. Dollar. These foreign currency revenues, when converted into U.S. Dollars, can vary depending on average exchange rates during a respective period. In addition, certain of our foreign sales support subsidiaries transact in their respective country’s local currency, which is also their functional currency. As a result, expenses of these foreign subsidiaries when converted into U.S. Dollars can also vary depending on average monthly exchange rates during a respective period.
We are exposed to foreign currency gains or losses on outstanding foreign currency denominated receivables and payables, as well as certain intercompany transactions. Realized and unrealized foreign currency gains or losses on these transactions are included in our statements of comprehensive income as incurred. Furthermore, other transactions between us or our subsidiaries and a third-party, denominated in a currency different from the functional currency, are foreign currency transactions. Realized and unrealized foreign currency gains or losses on these transactions are also included in our statements of comprehensive income as incurred, and are converted to U.S. Dollars at average exchange rates for a respective period.
The balance sheets of our foreign subsidiaries whose functional currency is not the U.S. Dollar are translated into U.S. Dollars at the rate of exchange at the balance sheet date, and the statements of comprehensive income and cash flows are translated into U.S. Dollars using the average monthly exchange rate during the period. Any foreign exchange gain or loss as a result of translating the balance sheets of our foreign subsidiaries whose functional currency is not the U.S. Dollar is included in equity as a component of accumulated other comprehensive income.
Our primary foreign currency exchange rate exposures are with the Euro, the Japanese Yen, Swedish Krona, the Canadian Dollar, the British Pound and the Australian Dollar against the U.S. Dollar. Foreign currency exchange rates have experienced significant movements recently and may continue in the future. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of a 10% change in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
Our consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Part IV, Item 15(a)(1) and 15(a)(2), respectively, of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Form 10-K. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated by the SEC under the Exchange Act. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2013.
Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 28, 2013. This report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 28, 2013, is included herein.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2014, (2014 Proxy Statement) under the headings “Compensation of Executive Officers-Summary Compensation Table”, “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Election of Directors-Information Regarding the Board of Directors and Corporate Governance” and "Information regarding Executive Officers".

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information contained in the 2014 Proxy Statement under the heading “Compensation of Executive Officers.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information contained in the 2014 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information contained in the 2014 Proxy Statement under the headings “Transactions with Related Persons” and “Election of Directors-Information Regarding the Board of Directors and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained in the 2014 Proxy Statement under the heading “Ratification of Selection of Independent Auditors-Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The Consolidated Financial Statements of Masimo Corporation and Report of Grant Thornton LLP, Independent Registered Public Accounting Firm, are included in a separate section of this Form 10-K beginning on page F-1.
(a)(2) Financial Statement Schedules
The financial statement schedule is included in a separate section of this Form 10-K beginning on page F-1.
(a)(3) Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3(11)	Amended and Restated Bylaws (Exhibit 3.2)

4.1(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999 between the Registrant and certain of its stockholders (Exhibit 4.2)

4.3(2)	Rights Agreement, dated November 9, 2007, between the Registrant and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)

4.4(4)#	Masimo Retirement Savings Plan (Exhibit 4.7)

10.1(1)#	Form of Indemnity Agreement between the Registrant and its officers and directors (Exhibit 10.1)

10.2(5)#	Amended and Restated Employment Agreement, dated February 7, 2012, between Joe Kiani and the Registrant) (Exhibit 10.2)

10.3(1)#	Offer Letter, dated February 15, 1996, between Yongsam Lee and the Registrant (Exhibit 10.7)

10.4(6)#	Offer Letter, dated May 21, 2004, between Rick Fishel and the Registrant (Exhibit 10.13)

10.5(1)#	Offer Letter, dated June 9, 2006, between Mark P. de Raad and the Registrant (Exhibit 10.9)

10.6(1)#	Offer Letter, dated March 30, 2007, between Anand Sampath and the Registrant (Exhibit 10.8)

10.7(6)#	Offer Letter, dated July 23, 2008, between Jon Coleman and the Registrant (Exhibit 10.9)

10.8*#	Offer Letter, dated December 27, 2007 between Paul Jansen and the Registrant

10.9*#	Offer Letter, dated March 31, 2010 between Tom McClenahan and the Registrant

10.10(10)#	Executive Annual Cash Bonus Award Plan, effective January 1, 2007 (Exhibit 10.2)

10.11(1)#	Executive Multi-Year Cash Bonus Award Plan, effective January 1, 2008 (Exhibit 10.41)

10.12(8)#	CEO and Executive Officer Equity Award Compensation Policy, effective January 4, 2008 (Exhibit 10.53)

10.13(9)#	Amended and Restated 2007 Severance Protection Plan and Summary Plan Description, effective December 31, 2008

10.14(10)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between the Registrant and Mark P. de Raad (Exhibit 10.2)

Exhibit Number	Description of Document

10.15(10)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between the Registrant and Yongsam Lee (Exhibit 10.3)

10.16(6)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between the Registrant and Rick Fishel (Exhibit 10.57)

10.17#*	Amended and Restated 2007 Severance Protection Plan Agreement, dated November 12, 2013, by and between the Registrant and Jon Coleman

10.18#*	Amended and Restated 2007 Severance Protection Plan Agreement, dated December 9, 2013, by and between the Registrant and Anand Sampath

10.19#*	Amended and Restated 2007 Severance Protection Plan Agreement, dated November 12, 2013, by and between the Registrant and Paul Jansen

10.20(1)#
Third Amended and Restated 1996 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan of the Registrant, as amended, and forms of agreements related thereto (Exhibit 10.31)

10.21(1)#	2004 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan of the Registrant, as amended, and forms of agreements related thereto (Exhibit 10.32)

10.22(1)#	2007 Stock Incentive Plan of the Registrant, and forms of agreements related thereto (Exhibit 10.33)

10.23(1)+	Purchase Agreement, dated July 26, 2001, between Jabil Circuit, Inc. and the Registrant (Exhibit 10.15)

10.24(1)+	Shelter Labor Services Agreement, dated December 27, 2000, between Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant (Exhibit 10.11)

10.25(11)+
Lease Agreement effective as of September 1, 2007, by and among Industrias Asociadas Maquiladoras, S.A. de C.V., Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant, as guarantor (Exhibit 10.1)

10.26*++
First Amendment, Lease Agreement effective as of December 17, 2013, by and among Industrias Asociadas Maquiladoras, S.A. de C.V., Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant, as guarantor

10.27(12)+	Lease Agreement, relating to the premises at 40 Parker, effective as of November 1, 2009, between the Registrant and Northwestern Mutual Life Insurance Company (Exhibit 10.1)

10.28(12)+	Amendment No. 1 to Lease Agreement, relating to the premises at 50 Parker, dated April 30, 2009, between the Registrant and Northwestern Mutual Life Insurance Company (Exhibit 10.3)

10.29(12)+	Lease Agreement, relating to the premises at 60 Parker, effective as of August 1, 2009, between the Registrant and Northwestern Mutual Life Insurance Company (Exhibit 10.2)

10.30(1)
Settlement Agreement and Release of Claims, dated January 17, 2006, between Cercacor Laboratories, Inc., Nellcor Puritan Bennett, Inc., Mallinckrodt, Inc., Tyco Healthcare Group LP, Tyco International Ltd., Tyco International (US) Inc. and the Registrant (Exhibit 10.30)

10.31(13)
Second Amendment to the January 17, 2006 Settlement Agreement and Release of Claims, as amended pursuant to the January 24, 2006 Amendment to Settlement Agreement and Release of Claims, dated January 28, 2011, by and among Masimo Corporation, Masimo Laboratories, Inc., Nellcor Puritan Bennett LLC, Mallinckrodt Inc., Tyco Healthcare Group LP and Covidien Inc. (Exhibit 10.1)

10.32(1)+	Amended and Restated Cross-Licensing Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (Exhibit 10.34)

10.33(1)	Services Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (Exhibit 10.35)

12.1*	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Registrant’s subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description of Document
31.1*	Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 _____________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012, (ii) Consolidated Statements of Comprehensive Income for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, (iii) Consolidated Statements of Equity for the years ended December 28, 2013, December 29,2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, and (v) Notes to Consolidated Financial Statements.
_____________

(1)
Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (No. 333-142171), originally filed on April 17, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form S-1, as amended.

(2)
Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed on November 9, 2007. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

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

(8)
Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2013. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(9)
Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed on February 15, 2013. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.

(10)
Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed on January 17, 2008. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

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

(13)
Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed on January 31, 2011. The number given in parenthesis indicates the corresponding exhibit number in such Form 8-K.

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

Date:	February 13, 2014	By:	/s/ JOE KIANI
Joe Kiani Chairman of the Board & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ JOE KIANI	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)	February 13, 2014
Joe Kiani

/s/ MARK P. DE. RAAD	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 13, 2014
Mark P. de Raad

/s/ STEVEN BARKER, M.D. PH.D.	Director	February 13, 2014
Steven Barker, M.D., Ph.D.

/s/ EDWARD L. CAHILL	Director	February 13, 2014
Edward L. Cahill

/s/ ROBERT COLEMAN, PH.D.	Director	February 13, 2014
Robert Coleman, Ph.D.

/s/ SANDFORD FITCH	Director	February 13, 2014
Sanford Fitch

/s/ JACK LASERSOHN	Director	February 13, 2014
Jack Lasersohn

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
MASIMO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Masimo Corporation
We have audited the accompanying consolidated balance sheets of Masimo Corporation (the “Company”) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 28, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Masimo Corporation as of December 28, 2013 and December 29, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 28, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 13, 2014 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Irvine, California
February 13, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Masimo Corporation
We have audited the internal control over financial reporting of Masimo Corporation (the "Company") as of December 28, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 28, 2013 and December 29, 2012, and the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 28, 2013 and our report dated February 13, 2014 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Irvine, California
February 13, 2014

MASIMO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 28, 2013	December 29, 2012
ASSETS
Current assets
Cash and cash equivalents	$95,466	$71,554
Accounts receivable, net of allowance for doubtful accounts of $1,833 and $1,956 at December 28, 2013 and December 29, 2012, respectively	76,759	67,911
Royalties receivable	7,300	7,130
Inventories	56,813	47,358
Prepaid expenses	9,243	6,507
Prepaid income taxes	3,740	2,080
Deferred tax assets	19,636	12,911
Other current assets	2,841	3,896
Total current assets	271,798	219,347
Deferred cost of goods sold	61,714	52,103
Property and equipment, net	24,866	23,924
Intangible assets, net	28,104	27,363
Goodwill	22,793	22,824
Deferred tax assets	22,565	21,078
Other assets	6,822	8,022
Total assets	$438,662	$374,661
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$28,004	$27,033
Accrued compensation	29,486	25,021
Accrued liabilities	23,028	16,648
Income taxes payable	2,406	1,504
Deferred revenue	20,755	19,278
Current portion of capital lease obligations	111	55
Total current liabilities	103,790	89,539
Deferred revenue	566	576
Capital lease obligations, less current portion	225	60
Other liabilities	7,680	8,818
Total liabilities	112,261	98,993
Commitments and contingencies (Note 13)
Equity
Masimo Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at December 28, 2013 and December 29, 2012; 0 shares issued and outstanding at December 28, 2013 and December 29, 2012	—	—
Common stock, $0.001 par value, 100,000 shares authorized at December 28, 2013 and December 29, 2012; 56,623 and 57,308 shares outstanding at December 28, 2013 and December 29, 2012, respectively	57	57
Treasury stock, 4,156 and 3,156 shares at December 28, 2013 and December 29, 2012	(83,454)	(63,664)
Additional paid-in capital	273,129	258,783
Accumulated other comprehensive income	3,995	3,542
Retained earnings	132,742	74,361
Total Masimo Corporation stockholders’ equity	326,469	273,079
Noncontrolling interest	(68)	2,589
Total equity	326,401	275,668
Total liabilities and equity	$438,662	$374,661
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share information)

	Year ended December 28, 2013	Year ended December 29, 2012	Year ended December 31, 2011
Revenue:
Product	$517,429	$464,928	$406,487
Royalty	29,816	28,305	32,501
Total revenue	547,245	493,233	438,988
Cost of goods sold	188,418	166,982	144,854
Gross profit	358,827	326,251	294,134
Operating expenses:
Selling, general and administrative	215,469	193,948	169,205
Research and development	55,631	47,077	38,412
Litigation award and defense costs	8,010	—	—
Total operating expenses	279,110	241,025	207,617
Operating income	79,717	85,226	86,517
Non-operating income (expense)	(3,991)	(1,405)	14
Income before provision for income taxes	75,726	83,821	86,531
Provision for income taxes	20,005	21,883	22,478
Net income including noncontrolling interest	55,721	61,938	64,053
Net (income) loss attributable to noncontrolling interest	2,660	334	(353)
Net income attributable to Masimo Corporation stockholders	58,381	62,272	63,700
Other comprehensive income, net of tax:
Foreign currency translation adjustments	453	2,268	349
Comprehensive income attributable to Masimo Corporation stockholders	$58,834	$64,540	$64,049

Net income per share attributable to Masimo Corporation stockholders:
Basic	$1.03	$1.08	$1.07
Diluted	$1.02	$1.07	$1.05

Weighted average shares used in per share calculations:
Basic	56,690	57,445	59,659
Diluted	57,480	58,374	60,845

Cash dividend declared per share	$—	$1.00	$—
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Masimo Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2011	59,463	$59	156	$(1,209)	$222,206	$925	$5,664	$2,394	$230,039
Stock options exercised	629	1	—	—	5,942	—	—	—	5,943
Income tax benefit from exercise of stock options	—	—	—	—	1,716	—	—	—	1,716
Compensation related to stock option grants to employees	—	—	—	—	13,589	—	—	91	13,680
Repurchases of common stock	(1,845)	(2)	1,845	(36,187)	2	—	—	—	(36,187)
Short swing profit recovery	—	—	—	—	73	—	—	—	73
Net income	—	—	—	—	—	—	63,700	353	64,053
Foreign currency translation adjustment	—	—	—	—	—	349	—	—	349
Balance at December 31, 2011	58,247	58	2,001	(37,396)	243,528	1,274	69,364	2,838	279,666
Stock options exercised	216	—	—	—	1,642	—	—	—	1,642
Income tax deficit from exercise of stock options	—	—	—	—	(410)	—	—	—	(410)
Compensation related to stock option grants to employees	—	—	—	—	14,022	—	—	75	14,097
Repurchases of common stock	(1,155)	(1)	1,155	(26,268)	1	—	—	—	(26,268)
Dividend declared	—	—	—	—	—	—	(57,275)	—	(57,275)
Issuance of common stock	—	—	—	—	—	—	—	10	10
Net income (loss)	—	—	—	—	—	—	62,272	(334)	61,938
Foreign currency translation adjustment	—	—	—	—	—	2,100	—	—	2,100
Income tax benefit on foreign currency translation	—	—	—	—	—	168	—	—	168
Balance at December 29, 2012	57,308	57	3,156	(63,664)	258,783	3,542	74,361	2,589	275,668
Stock options exercised	315	1	—	—	3,289	—	—	—	3,290
Income tax deficit from exercise of stock options	—	—	—	—	(615)	—	—	—	(615)
Compensation related to stock option grants to employees	—	—	—	—	11,672	—	—	2	11,674
Repurchases of common stock	(1,000)	(1)	1,000	(19,790)	—	—	—	—	(19,791)
Issuance of shares in noncontrolling interest entity	—	—	—	—	—	—	—	1	1
Net income (loss)	—	—	—	—	—	—	58,381	(2,660)	55,721
Foreign currency translation adjustment	—	—	—	—	—	453	—	—	453
Balance at December 28, 2013	56,623	$57	4,156	$(83,454)	$273,129	$3,995	$132,742	$(68)	$326,401
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 28, 2013	Year ended December 29, 2012	Year ended December 31, 2011
Cash flows from operating activities:
Net income including noncontrolling interest	$55,721	$61,938	$64,053
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	11,421	9,369	7,342
Share-based compensation	11,674	14,097	13,676
Loss on disposal of property and equipment	249	—	—
Provision for doubtful accounts	728	231	231
Benefit from deferred income taxes	(8,613)	(6,806)	(3,217)
Income tax benefit from exercise of stock options granted prior to January 1, 2006	693	338	1,650
Excess tax deficit (benefit) from share-based compensation arrangements	1,308	748	(67)
Realized foreign exchange gain on forward contracts	—	(586)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(9,576)	(10,130)	(7,549)
(Increase) decrease in royalties receivable	(170)	(28)	4,898
(Increase) decrease in inventories	(9,453)	539	(916)
Increase in deferred cost of goods sold	(9,594)	(409)	(4,526)
(Increase) decrease in prepaid expenses	(2,792)	186	(1,874)
(Increase) decrease in prepaid income taxes	(1,660)	1,255	366
Decrease (increase) in other assets	2,206	(2,193)	(1,502)
Increase (decrease) in accounts payable	968	(1,726)	5,159
Increase (decrease) in accrued compensation	4,557	4,827	(1,333)
Increase in accrued liabilities	6,406	2,939	2,515
(Decrease) increase in income taxes payable	(381)	198	(89)
Increase (decrease) in deferred revenue	1,467	2,850	(921)
(Decrease) increase in other liabilities	(842)	(2,203)	1,061
Net cash provided by operating activities	54,317	75,434	78,957
Cash flows from investing activities:
Purchases of property and equipment	(9,090)	(10,828)	(5,057)
Increase in intangible assets	(3,926)	(3,664)	(2,451)
Cash paid for acquisitions, net of cash acquired	—	(37,399)	—
Net cash used in investing activities	(13,016)	(51,891)	(7,508)
Cash flows from financing activities:
Repayments on capital lease obligations	(132)	(26)	(50)
Proceeds from issuance of common stock	3,289	1,642	5,943
Excess tax (deficit) benefit from share-based compensation arrangements	(1,308)	(748)	67
Dividends paid	—	(57,275)	—
Repurchases of common stock	(19,790)	(26,268)	(36,187)
Short swing profit recovery	—	—	73
Net proceeds from settlement of forward contracts	—	586	—
Net cash used in financing activities	(17,941)	(82,089)	(30,154)
Effect of foreign currency exchange rates on cash	552	218	282
Net increase (decrease) in cash and cash equivalents	23,912	(58,328)	41,577
Cash and cash equivalents at beginning of period	71,554	129,882	88,305
Cash and cash equivalents at end of period	$95,466	$71,554	$129,882
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$28	$44	$116
Income taxes	$29,979	$28,691	$22,823
Noncash investing and financing activities:
Assets acquired under capital leases	$352	$21	$—
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Company
Masimo Corporation, or the Company, is a global medical technology company that develops, manufactures, and markets noninvasive patient monitoring products. The Company’s mission is to improve patient outcomes and reduce cost of care by taking noninvasive monitoring to new sites and applications. The Company invented Masimo Signal Extraction Technology, or Masimo SET®, which provides the capabilities of Measure-Through Motion and Low Perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. The Company has also developed Masimo rainbow® SET products which monitor multiple blood measurements, including oxygen content, carboxyhemoglobin, methemoglobin and hemoglobin. Additional rainbow® SET measurements that assist clinicians are PVI®, RR™, SpfO2™, Halo Index™ and In Vivo Adjustment™. The Company develops, manufactures and markets a family of patient monitoring solutions which incorporate a monitor or circuit board and sensors, including proprietary single-patient use, reusable and resposable sensors, and cables. The Company considers the pulse oximetry device (monitor or circuit board), its sensors and cables and software fees to be products as defined in its consolidated statements of comprehensive income. The Company sells to hospitals and the alternate care market through its direct sales force and distributors, and markets its circuit boards containing the Company’s proprietary algorithm and software architecture to original equipment manufacturer, or OEM, partners.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (GAAP), and include the accounts of the Company, its wholly-owned subsidiaries and variable interest entities, or VIEs, in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Periods
The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 fiscal week quarters and one 14 fiscal week quarter. The last 53 week fiscal year was fiscal year 2008. All references to years in these notes to consolidated financial statements are fiscal years unless otherwise noted.
Use of Estimates
The Company prepares its financial statements in conformity with GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include: determination of accounts receivable allowances, inventory reserves, warranty reserves, rebate reserves, valuation of the Company’s stock options, goodwill valuation, deferred taxes and any associated valuation allowances, distributor channel inventory, royalty revenues, deferred revenue, uncertain income tax positions, property taxes, litigation costs and related accruals. Actual results could differ from those estimates.
Reclassifications
Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to current period presentation.
Fair Value Measurements
Authoritative guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1-Quoted prices in active markets for identical assets or liabilities.

•
Level 2-Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3-Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this guidance as to specific assets or liabilities. There were no transfers between level 1, level 2 and level 3 inputs during the years ended December 28, 2013 or December 29, 2012. The Company carries cash and cash equivalents at cost which approximates fair value. As of December 28, 2013 and December 29, 2012, the Company did not have any short-term investments.
The following tables represent the Company’s fair value hierarchy for its financial assets (in thousands):

	Fair Value Measurement as of December 28, 2013 using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$25,997	$—	$—	$25,997
Money Market funds	1,793	—	—	1,793
Total	$27,790	$—	$—	$27,790
	Fair Value Measurement as of December 29, 2012 using:
Assets:
U.S. Treasuries	$31,999	$—	$—	$31,999
Money Market funds	1,623	—	—	1,623
Total	$33,622	$—	$—	$33,622
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments and readily convertible into known amounts of cash to be cash equivalents. As of December 28, 2013, the Company’s cash balance was $67.7 million, comprised of checking accounts. Additionally, the Company had cash equivalents of $27.8 million, consisting of $26.0 million of U.S. Treasury bills and $1.8 million of money market funds. As of December 29, 2012, the Company’s cash balance was $38.0 million, comprised of checking accounts. Additionally, the Company had cash equivalents of $33.6 million, consisting of $32.0 million of U.S. Treasury bills and $1.6 million of money market funds.
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
As of December 28, 2013 and December 29, 2012, the accounts receivable balance was $76.8 million and $67.9 million, respectively, net of allowance for doubtful accounts.
Royalties Receivable
Pursuant to the second amendment to its settlement agreement with Nellcor Puritan Bennett, Inc. (currently Covidien Ltd., or Covidien), royalties are paid to the Company based on a percentage of sales of Covidien U.S. based pulse oximetry products. The Company estimates the royalty receivable based on the royalty rate per the second amendment to its settlement agreement multiplied by its estimate of Covidien’s sales for each quarter. Any adjustments to the quarterly estimated receivable are recorded prospectively in the following quarter when the Company receives the Covidien royalty report and payment, which is generally 60 days after the end of each of Covidien’s fiscal quarters. The royalty receivable of $7.3 million as of December 28, 2013 represents the Company’s estimated amount due for the three months ended December 28, 2013.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvements. Normal repair and maintenance costs are expensed as incurred, whereas significant improvements that materially increase values or extend useful lives are capitalized and depreciated over the remaining estimated useful lives of the related assets. Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss on the sale or retirement is recognized in income. For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, depreciation expense of property and equipment, which includes amortization of equipment under capital leases, was $8.3 million, $7.3 million and $5.8 million, respectively.
Intangible Assets
Intangible assets consist primarily of patents, trademarks, software development costs, customer relationships and acquired technology. Costs related to patents and trademarks, which include legal and application fees, are capitalized and amortized over the estimated useful lives using the straight-line method. Patent and trademark amortization commences once final approval of the patent or trademark has been obtained. Patent costs are amortized over the lesser of 10 years or the patent’s remaining legal life, which assumes renewals, and trademark costs over 17 years, and their associated amortization cost is included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income. For intangibles purchased in an asset acquisition or business combination, which mainly include patents, trademarks, customer relationships and acquired technology, the useful life is determined in the same manner as noted above. For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, amortization of intangible assets was $2.7 million, $2.1 million and $1.6 million, respectively. As of December 28, 2013 and December 29, 2012, the total costs of patents not yet amortizing was $6.7 million and $5.4 million, respectively. As of December 28, 2013 and December 29, 2012, the total costs of trademarks not yet amortizing was $0.7 million and $0.6 million, respectively. Costs to renew intangibles are capitalized and amortized over the remaining useful life of the intangible. For the year ended December 28, 2013, total renewal costs capitalized for patents and trademarks were $0.5 million and $0.4 million, respectively. As of December 28, 2013, the weighted average number of years until the next renewal is one year for patents and six years for trademarks.
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
In accordance with authoritative accounting guidance, costs related to the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. For the years ended December 28, 2013 and December 29, 2012, the Company did not capitalize any of software development costs. The capitalized costs are amortized over the estimated life of the products of seven years. The Company amortized $0.2 million for each of the years ended December 28, 2013, December 29, 2012 and December 31, 2011. The Company had unamortized software development costs of $0.3 million and $0.5 million at December 28, 2013 and December 29, 2012, respectively, which is included within intangible assets, net on the consolidated balance sheets.
Impairment of Goodwill and Intangible assets
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is not amortized, but instead, is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. In assessing goodwill impairment for each of its reporting units, the Company has the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company’s qualitative assessment of the recoverability of goodwill considers various macroeconomic, industry-specific and company-specific factors including: (i) severe adverse industry or

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

economic trends; (ii) significant company-specific actions; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization below its net book value. If, after assessing the totality of events or circumstances, the Company determines it is unlikely that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if the Company concludes otherwise, then the Company is required to perform the first step of the two-step impairment test by comparing the fair value of the reporting unit, determined using future projected discounted operating cash flows, with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, goodwill is considered impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. The Company also has the option to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. The annual impairment test is performed during the fourth fiscal quarter.
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
No impairment of goodwill, intangible assets, or other long-lived assets was recorded during the years ended December 28, 2013, December 29, 2012 or December 31, 2011.
Income Taxes
The Company accounts for income taxes using the asset and liability method, under which the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss and tax credit carryforwards. Tax positions that meet a more-likely-than-not recognition threshold are recognized in the first reporting period that it becomes more-likely-than-not such tax position will be sustained upon examination. A tax position that meets this more-likely-than-not recognition threshold is recorded at the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Previously recognized income tax positions that fail to meet the recognition threshold in a subsequent period are derecognized in that period. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known. The Company records potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
As a multinational corporation, the Company is subject to complex tax laws and regulations in various jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment, and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from the Company’s estimates, which could result in the need to record additional liabilities or potentially to reverse previously recorded tax liabilities.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded against any deferred tax assets when, in the judgment of management, it is more likely than not that all of or part of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including recent financial performance, scheduled reversals of temporary differences, projected future taxable income, availability of taxable income in carryback periods, and tax planning strategies.
Revenue Recognition and Deferred Revenue
The Company derives product revenues primarily from four sources: (i) long-term sales contracts to end user hospitals in which the Company may provide up front monitoring equipment at no charge in exchange for a multi-year sensor purchase commitment; (ii) direct sales of pulse oximetry and related products to end user hospitals, emergency medical response organizations and other direct customers; (iii) direct sales of pulse oximetry and related products to distributors who then typically resell to end user hospitals, emergency medical response organizations and other direct customers; and (iv) direct sales of integrated circuit boards and sensors to OEM customers who both incorporate the Company’s embedded software technology into their multiparameter monitoring devices and resell the Company’s sensors.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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
A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. Most of the Company’s products in a multiple deliverable arrangement qualify as separate units of accounting. In the case of the Company’s monitoring equipment products containing embedded Masimo SET® software, the

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Company has determined that the hardware and software components function together to deliver the products’ essential functionality, and therefore, represent a single deliverable. In accordance with the new guidance, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition guidance. Software deliverables, such as rainbow® parameter software, which do not function together with hardware components to provide the products’ essential functionality, continue to be accounted for under software revenue recognition guidance. The Company’s multiple deliverable arrangements may therefore have software deliverables that are subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the current revenue recognition accounting guidance for arrangements with multiple deliverables.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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
Options granted prior to January 1, 2006, were accounted for using the intrinsic value method and using the minimum value method for its pro forma disclosures, unless such options were modified, repurchased or canceled. The cash flows related to the reduction of income taxes paid as a result of the deduction triggered by employee exercise of stock options granted or modified prior to January 1, 2006 continue to be presented as an operating cash flow.
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
Changes in the product warranty accrual were as follows (in thousands):

	Year ended December 28, 2013	Year ended December 29, 2012	Year ended December 31, 2011
Warranty accrual, beginning of period	$838	$698	$544
Provision for warranty costs	3,117	2,489	2,592
Warranty expenditures	(2,794)	(2,349)	(2,438)
Warranty accrual, end of period	$1,161	$838	$698
Advertising Costs
Advertising costs are expensed as incurred. These costs are included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income. Advertising costs for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 were $9.5 million, $9.5 million and $5.6 million, respectively.
Research and Development
Costs related to research and development activities are expensed as incurred. These costs include personnel costs, materials, depreciation and amortization on associated tangible and intangible assets and an allocation of facility costs, all of which are directly related to research and development activities.
Foreign Currency Translation
The Company’s international headquarters is in Switzerland, and its functional currency is the U.S. Dollar. The Company has several foreign sales support subsidiaries that maintain foreign offices, of which the most significant are in Japan and Europe. The functional currencies of these subsidiaries are the Japanese Yen and Euro, respectively. The Company transacts with foreign customers in currencies other than the U.S. Dollar. It experiences realized and unrealized foreign currency gains or losses on foreign denominated receivables. In addition, certain intercompany transactions give rise to realized and unrealized foreign currency gains or losses. Also, any other transactions between the Company or its subsidiaries and a third-party, denominated in a currency different from the functional currency, are foreign currency transactions. Realized and unrealized foreign currency gains or losses are included as a component of non-operating income (expense) within the Company’s statements of comprehensive income, as incurred and are converted to U.S. Dollars at average exchange rates for a respective

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

period. These transaction losses were $4.0 million, $1.6 million and $0.1 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.
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
Net Income Per Share
Basic net income per share attributable to Masimo Corporation stockholders for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 is computed by dividing net income attributable to Masimo Corporation stockholders by the weighted average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation stockholders for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 is computed by dividing the net income attributable to Masimo Corporation stockholders by the weighted average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, weighted options to purchase 7.2 million, 6.4 million and 4.5 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented.
Based on authoritative accounting guidance, the Company reduced its net income including noncontrolling interests by the amount of net (income) loss attributable to noncontrolling interests for the years ended December 28, 2013, December 29, 2012 and December 31, 2011.
The computation of basic and diluted net income per share attributable to Masimo Corporation stockholders is as follows (in thousands, except per share data):

	Year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net income attributable to stockholders of Masimo Corporation:
Net income including noncontrolling interest	$55,721	$61,938	$64,053
Net (income) loss attributable to the noncontrolling interest	2,660	334	(353)
Net income attributable to Masimo Corporation stockholders	$58,381	$62,272	$63,700
Basic net income per share attributable to Masimo Corporation stockholders:
Net income attributable to Masimo Corporation stockholders	$58,381	$62,272	$63,700
Weighted average shares outstanding - basic	56,690	57,445	59,659
Basic net income per share attributable to Masimo Corporation stockholders	$1.03	$1.08	$1.07
Diluted net income per share attributable to Masimo Corporation stockholders:
Weighted average shares outstanding	56,690	57,445	59,659
Diluted share equivalent: stock options	790	929	1,186
Weighted average shares outstanding - diluted	57,480	58,374	60,845
Diluted net income per share attributable to Masimo Corporation stockholders	$1.02	$1.07	$1.05

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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
Recently Adopted Accounting Pronouncement
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, or ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update will require companies to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain conditions exist. The Company adopted this update in fiscal year 2013 and such adoption did not have a material impact on the consolidated financial statements.
In July 2012, the FASB issued Accounting Standards Update No. 2012-2, or ASU 2012-2, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-2 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, then a quantitative impairment test that exists under current authoritative accounting guidance must be completed. Otherwise, the quantitative impairment test is not required. ASU 2012-2 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this update in fiscal year 2013 and such adoption did not have a material impact on the consolidated financial statements.
3. Variable Interest Entities (VIEs)
Under existing accounting standards, the Company is required to determine whether its variable interest gives it a controlling financial interest in a VIE that is required to be consolidated. Determination about whether an enterprise should consolidate a VIE is required to be evaluated continuously as changes to existing relationships or future transactions may result in consolidating or deconsolidating the VIE. The changes in noncontrolling interests for the consolidated VIEs are presented in the accompanying consolidated statements of equity.
Cercacor Laboratories, Inc.
Cercacor Laboratories, Inc., or Cercacor, is an independent entity spun off from the Company to its stockholders in 1998. Joe Kiani and Jack Lasersohn, members of the Company’s board of directors, or Board, are also members of the board of directors of Cercacor. Joe Kiani, the Company’s Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor. The Company is a party to a Cross-Licensing Agreement with Cercacor, which was most recently amended and restated effective January 1, 2007, that governs each party’s rights to certain intellectual property held by the two companies. In addition, the Company entered into a Services Agreement with Cercacor effective January 1, 2007 to govern the general and administrative services the Company provides to Cercacor.
Under the Cross-Licensing Agreement, the Company granted Cercacor an exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® owned by the Company, including all improvements on this technology, for the monitoring of non-vital signs measurements and to develop and sell devices incorporating Masimo SET® for monitoring non-vital signs measurements in any product market in which a product is intended to be used by a patient or pharmacist rather than a professional medical caregiver. The Company refers to this market as the Cercacor Market. The Company also granted Cercacor a non-exclusive, perpetual and worldwide license, with sublicense rights to use all Masimo SET® for the measurement of vital signs in the Cercacor Market. The Company exclusively licenses from Cercacor the right to make and distribute products in the professional medical caregiver markets, which the Company refers to as the Masimo Market, that utilize rainbow® technology for the measurement of carbon monoxide, methemoglobin, fractional arterial oxygen saturation, and hemoglobin, which includes hematocrit. To date, the Company has developed and commercially released devices that measure carbon monoxide, methemoglobin and hemoglobin using licensed rainbow® technology. In December 2013, the Company elected to exercise its option to acquire the licensing rights to five additional parameters. The licensing cost for these additional parameters, which was predetermined in the Cross-Licensing Agreement, was $0.5 million per license. The Company also has the option to obtain exclusive licenses to make and distribute products that utilize rainbow® technology for the monitoring of other non-vital signs measurements, including blood glucose, in product markets where the product is intended to be used by a professional medical caregiver.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The Company’s license to rainbow® technology for these parameters in these markets is exclusive on the condition that the Company continues to pay Cercacor royalties on its products incorporating rainbow® technology, subject to certain minimum aggregate royalty thresholds, and that the Company use commercially reasonable efforts to develop or market products incorporating the licensed rainbow® technology. The royalty is up to 10% of the rainbow® royalty base, which includes handhelds, tabletop and multiparameter devices. Handheld products incorporating rainbow® technology will carry up to a 10% royalty rate. For other products, only the proportional amount attributable for that portion of the Company’s devices used to monitor non-vital signs measurements, rather than for monitoring vital signs measurements, and sensors and accessories for measuring only non-vital sign parameters, will be included in the 10% rainbow® royalty base. Effective January 2009, for multiparameter devices, the rainbow® royalty base will include the percentage of the revenue based on the number of rainbow® enabled measurements. For hospital contracts where the Company places equipment and enters into a sensor contract, the Company pays a royalty to Cercacor on the total sensor contract revenues based on the ratio of rainbow® enabled devices to total devices.
Under the license, the Company is subject to certain specific annual minimum aggregate royalty payments in the amount of $5.0 million. Actual aggregate royalty payment liabilities to Cercacor under the license were $5.4 million, $5 million and $5 million for fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. In addition, in connection with a change in control as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties payable to Cercacor for carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and/or glucose measurements will increase to $15.0 million per year, and up to $2.0 million per year for other rainbow® measurements.
In February 2009, in order to accelerate the product development of an improved hemoglobin spot-check measurement device, Pronto-7®, the Company’s board of directors agreed to fund additional Cercacor’s engineering expenses. Specifically, these expenses included third-party engineering materials and supplies expense as well as 50% of Cercacor’s total engineering and engineering related payroll expenses from April 2009 through June 2010, the original anticipated completion date of this product development effort. Since July 2010, Cercacor has continued to assist the Company with product development efforts and charged the Company accordingly. Beginning in 2012, due to a revised estimate of the support required by the Company to complete the various Pronto-7® related projects, the Company’s Board of Directors approved an increase in the percentage of Cercacor’s total engineering and engineering related payroll expenses funded by the Company from 50% to 60%. During the years ended December 28, 2013, December 29, 2012 and December 31, 2011, the total expenses for these additional services, material and supplies totaled $4.1 million, $3.6 million and $2.5 million, respectively.
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
For the foreseeable future, the Company anticipates that it will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a VIE, the Company may discontinue consolidating the entity.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Below are condensed consolidating schedules of the Balance Sheets as of December 28, 2013 and December 29, 2012, and Statements of Comprehensive Income for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 reflecting Masimo Corporation, Cercacor and related eliminations (in thousands).

	December 28, 2013				December 29, 2012
Balance Sheets:	Masimo Corp	Cercacor	Cercacor Elim	Total	Masimo Corp	Cercacor	Cercacor Elim	Total
ASSETS
Cash and cash equivalents	$95,296	$170	$—	$95,466	$71,259	$295	$—	$71,554
Receivables, net	84,059			84,059	75,478	10	(447)	75,041
Inventories	56,813	—	—	56,813	47,358	—	—	47,358
Prepaid expenses	12,798	185	—	12,983	8,390	197	—	8,587
Deferred tax asset, current	19,636	—	—	19,636	12,048	863	—	12,911
Other current assets	2,841	—	—	2,841	3,896	—	—	3,896
Deferred cost of goods sold	61,714	—	—	61,714	52,103	—	—	52,103
Property and equipment, net	22,931	1,935	—	24,866	21,450	2,474	—	23,924
Intangible assets, net	30,452	4,683	(7,031)	28,104	28,069	4,200	(4,906)	27,363
Goodwill	22,793	—	—	22,793	22,824	—	—	22,824
Deferred tax asset, long term	22,565		—	22,565	20,119	959	—	21,078
Other assets, long term	6,787	2,021	(1,986)	6,822	7,985	637	(600)	8,022
Total assets	$438,685	$8,994	$(9,017)	$438,662	$370,979	$9,635	$(5,953)	$374,661
LIABILITIES
Accounts payable	$27,418	$586	$—	$28,004	$26,412	$621	$—	$27,033
Accrued liabilities and compensation	51,205	1,309	—	52,514	40,622	1,494	(447)	41,669
Income taxes payable	2,205	201	—	2,406	1,504	—	—	1,504
Deferred revenue, current	20,755	500	(500)	20,755	19,278	375	(375)	19,278
Current portion of capital lease obligations	111	—	—	111	55	—	—	55
Deferred revenue, long-term	566	6,531	(6,531)	566	576	4,531	(4,531)	576
Capital lease obligations, less current portion	225	—	—	225	60	—	—	60
Other liabilities	9,459	207	(1,986)	7,680	9,121	297	(600)	8,818
EQUITY (DEFICIT)
Common stock	57	11	(11)	57	57	11	(11)	57
Treasury stock	(83,454)	—		(83,454)	(63,664)	—	—	(63,664)
Additional paid-in capital	273,129	427	(427)	273,129	258,783	424	(424)	258,783
Accumulated other comprehensive income	3,995	—	—	3,995	3,542	—	—	3,542
Retained earnings (deficit)	133,014	(778)	506	132,742	74,633	1,882	(2,154)	74,361
Total Masimo Corporation stockholders’ equity (deficit)	326,741	(340)	68	326,469	273,351	2,317	(2,589)	273,079
Noncontrolling interest	—	—	(68)	(68)	—	—	2,589	2,589
Total equity	326,741	(340)	—	326,401	273,351	2,317	—	275,668
Total liabilities and equity (deficit)	$438,685	$8,994	$(9,017)	$438,662	$370,979	$9,635	$(5,953)	$374,661

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Year ended December 28, 2013				Year ended December 29, 2012				Year ended December 31, 2011
Statements of Comprehensive Income:	Masimo Corp	Cercacor	Cercacor Elim	Total	Masimo Corp	Cercacor	Cercacor Elim	Total	Masimo Corp	Cercacor	Cercacor Elim	Total
Total revenue	$547,245	$5,732	$(5,732)	$547,245	$493,233	$5,375	$(5,375)	$493,233	$438,988	$5,375	$(5,375)	$438,988
Cost of goods sold	193,775	—	(5,357)	188,418	171,982	—	(5,000)	166,982	149,854	—	(5,000)	144,854
Gross profit (loss)	353,470	5,732	(375)	358,827	321,251	5,375	(375)	326,251	289,134	5,375	(375)	294,134
Operating expenses:
Selling, general and administrative	213,374	2,470	(375)	215,469	191,870	2,453	(375)	193,948	167,634	1,946	(375)	169,205
Research and development	51,762	3,869	—	55,631	43,412	3,665	—	47,077	35,053	3,359	—	38,412
Litigation award and defense costs	8,010	—	—	8,010	—	—	—	—	—	—	—	—
Total operating expenses	273,146	6,339	(375)	279,110	235,282	6,118	(375)	241,025	202,687	5,305	(375)	207,617
Operating income	80,324	(607)	—	79,717	85,969	(743)	—	85,226	86,447	70	—	86,517
Non-operating income (expense)	(3,991)	—	—	(3,991)	(1,404)	(1)	—	(1,405)	26	(12)	—	14
Income before provision for income taxes	76,333	(607)	—	75,726	84,565	(744)	—	83,821	86,473	58	—	86,531
Provision for (benefit from) income taxes	17,952	2,053	—	20,005	22,293	(410)	—	21,883	22,773	(295)	—	22,478
Net income (loss) including noncontrolling interests	58,381	(2,660)	—	55,721	62,272	(334)	—	61,938	63,700	353	—	64,053
Net (income) loss attributable to noncontrolling interests		—	2,660	2,660	—	—	334	334	—	—	(353)	(353)
Net income (loss) attributable to Masimo Corporation stockholders	58,381	(2,660)	2,660	58,381	62,272	(334)	334	62,272	63,700	353	(353)	63,700
Other comprehensive income, net of tax:
Foreign currency translation adjustments	453	—	—	453	2,268	—	—	2,268	349	—	—	349
Comprehensive income attributable to Masimo Corporation stockholders	$58,834	$(2,660)	$2,660	$58,834	$64,540	$(334)	$334	$64,540	$64,049	$353	$(353)	$64,049

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

4. Business Combinations
Spire Semiconductor
On March 9, 2012, the Company acquired substantially all of the assets and certain liabilities of Spire Semiconductor, LLC (Spire) a maker of advanced light emitting diode and other advanced component-level technologies. Masimo Semiconductor, Inc. (Masimo Semiconductor), a wholly-owned subsidiary of Masimo Corporation, operates the business. The acquisition provided the Company with an advanced ability to develop custom components, accelerate development cycles, and optimize future product costs. Masimo Semiconductor, based in New Hampshire, specializes in wafer epitaxy, foundry services, and device fabrication for biomedical, telecommunications, consumer products and other markets.
Under the acquisition agreement, the Company paid $7.2 million and assumed $1.2 million of Spire’s liabilities. Simultaneous with this asset acquisition, the Company entered into a lease agreement with a related party to Spire Corporation, to lease manufacturing and office space in New Hampshire through March 2017. All the assets and liabilities acquired from Spire as of March 9, 2012, and Masimo Semiconductor’s operating results from March 10, 2012 through December 28, 2013 are included in these consolidated financial statements.
Phasein
On July 27, 2012, the Company acquired PHASEIN AB (Phasein), a developer and manufacturer of ultra-compact mainstream and sidestream capnography and gas monitoring technologies. The acquisition of Phasein’s technologies complements the Company’s breakthrough innovations for patient monitoring with a portfolio of products ranging from OEM solutions for external “plug-in-and-measure” capnography and gas analyzers and integrated modules to handheld capnometer devices. With multiple measurements delivered through either mainstream or sidestream options, the Company’s customers can benefit from CO2, N2O, O2, and anesthetic agent monitoring in many hospital environments, such as operating rooms, procedural sedation and intensive care units.
The Company paid $30.5 million for all outstanding shares of Phasein. The final purchase price allocation resulted in $16.1 million assigned to goodwill, $12.6 million assigned to intangible assets, $1.4 million assigned to inventory, $2.4 million assigned to various other assets and $2.0 million assigned to various liabilities. Phasein’s assets acquired and liabilities assumed, as well as its results of operations since the acquisition date, are included in these consolidated financial statements as of December 28, 2013.
5. Related Party Transactions
The Company’s Chief Executive Officer is also Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare, or the Masimo Foundation, a non-profit organization which was founded during the first quarter of 2010 to benefit worldwide healthcare. The Company’s Chief Financial Officer is also a Director of the Masimo Foundation. During the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, the Company made no contributions to the Masimo Foundation.
The Company’s Chief Executive Officer is also Chairman of the Patient Safety Movement Foundation, a non-profit organization which was founded in 2013 to benefit patient safety and healthcare. The Company’s Chief Financial Officer is also Secretary of the Patient Safety Movement Foundation. During the fiscal year ended December 28, 2013, Masimo Corporation paid $100,000 and Cercacor Laboratories, the Company’s VIE, paid $25,000 to the Patient Safety Movement Foundation.
The Company’s Chief Executive Officer is also Chairman of the Patient Safety Movement Coalition, a not-for-profit social welfare organization, which was founded in 2013 to promote patient safety. The Company’s Chief Financial Officer is also Secretary of the Patient Safety Movement Coalition. During the fiscal year ended December 28, 2013, the Company paid $100,000 to the Patient Safety Movement Coalition.
6. Inventories
Inventories consist of the following (in thousands):

	December 28, 2013	December 29, 2012
Raw materials	$26,758	$24,704
Work in process	6,310	4,856
Finished goods	23,745	17,798
Total	$56,813	$47,358

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Finished goods inventory held by distributors was $3.4 million and $3.0 million of December 28, 2013 and December 29, 2012, respectively.
7. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	December 28, 2013	December 29, 2012
Machinery and equipment	$33,315	$27,646
Tooling	11,636	10,557
Computer equipment	11,039	9,394
Furniture and office equipment	4,921	4,339
Vehicles	45	45
Leasehold improvements	8,974	8,725
Demonstration units	956	2,316
	70,886	63,022
Accumulated depreciation and amortization	(49,415)	(43,456)
Construction-in-progress	3,395	4,358
Total	$24,866	$23,924
The gross value of furniture and office equipment under capital lease obligations was $0.6 million and $0.3 million with accumulated depreciation of $0.3 million and $0.2 million, as of December 28, 2013 and December 29, 2012, respectively.
8. Intangible Assets
Intangible assets, net consist of the following (in thousands):

	December 28, 2013	December 29, 2012
Cost
Patents	$18,750	$15,645
Customer relationships	7,669	7,669
Acquired technology	5,580	5,580
Trademarks	3,338	3,116
Capitalized software development costs	1,612	1,612
Other	969	656
Total cost	37,918	34,278
Accumulated amortization
Patents	(5,679)	(4,591)
Customer relationships	(1,086)	(320)
Acquired technology	(834)	(305)
Trademarks	(653)	(464)
Capitalized software development costs	(1,270)	(1,085)
Other	(292)	(150)
Total accumulated amortization	(9,814)	(6,915)
Net carrying amount	$28,104	$27,363
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, total amortization expense was $2.7 million, $2.1 million and $1.6 million, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Estimated amortization expense for each of the fiscal years is as follows (in thousands):

Fiscal year	Amount
2014	$2,922
2015	2,808
2016	2,513
2017	2,448
2018	2,254
Thereafter	15,159
Total	$28,104
During the year ended December 29, 2012, the Company acquired $14.6 million of intangible assets as part of acquisitions. The acquired intangibles are comprised of $7.2 million of customer relationships, $5.3 million of acquired technology, $1.1 million of trademarks and $1.0 million of patents. All of these acquired intangible assets have a 10 year weighted average amortization period.
9. Goodwill
Changes in the goodwill balance were as follows (in thousands):

	Year ended December 28, 2013	Year ended December 29, 2012
Goodwill, beginning of period	$22,824	$448
Goodwill as a result of acquisitions	—	21,407
Foreign currency translation adjustment	(31)	969
Goodwill, end of period	$22,793	$22,824
10. Other Liabilities, Long-Term
Other long-term liabilities consist of the following (in thousands):

	December 28, 2013	December 29, 2012
Unrecognized tax benefit	$5,769	$6,123
Unfavorable lease liability related to the Spire acquisition	1,358	1,977
Deferred rent, long-term	533	676
Other	20	42
Total other liabilities, long-term	$7,680	$8,818
The unrecognized tax benefit relates to the Company’s long-term portion of tax liability. Authoritative guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. See Note 15 to these consolidated financial statements for further details.
11. Equity
Series A Junior Participating Preferred Stock and Stockholder Rights Plan
On November 8, 2007, the Company authorized and declared a dividend of one preferred stock purchase right, or a Right, for each outstanding share of its common stock to stockholders of record at the close of business on November 26, 2007, or the Record Date. Each Right entitles the registered holder to purchase from the Company one thousandth of one share of the Company’s Series A junior participating preferred stock, par value $0.001 per share, at a purchase price equal to $136.00 per Right, subject to adjustment. In addition, one Right will be issued with each share of common stock that becomes outstanding after the Record Date, and prior to the earliest of the distribution date, the date the Rights are redeemed, or the Final Expiration Date of November 8, 2017. In connection with the stockholder rights plan described herein, the Board designated 100,000 shares of preferred stock as Series A junior participating preferred stock, as set forth in the Certificate of Designation of Series A junior participating preferred stock.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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
Stock Repurchase Program
In August 2011, the Company’s board of directors (Board) authorized the repurchase of up to 3.0 million shares of common stock under a repurchase program, which terminated pursuant to its terms in April 2012. The stock repurchase program was carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer
through open market purchases under a Rule 10b5-1trading plan. The Company paid for these repurchases with available cash and cash equivalents. During the year ended December 31, 2011, 1.8 million shares were repurchased, at an average price of
$19.61 per share, totaling $36.2 million. During the year ended December 29, 2012, 1.2 million shares were repurchased, at an average price of $22.74 per share, totaling $26.3 million, which completed the stock repurchase program.
In February 2013, the Company's Board authorized the repurchase of up to 6.0 million shares of common stock under a new repurchase program which is expected to continue for a period of up to 36 months from the effective date of the program unless it is terminated earlier by the Company's Board. The stock repurchase program may be carried out at the direction of the Company's Chief Executive Officer and Chief Financial Officer through open market purchases, block trades, one or more trading plans adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission, and in privately negotiated transactions. Any repurchases will be subject to the availability of stock, general market conditions, the trading price of the stock, available capital, alternative uses for capital and the Company's financial performance. The Company expects to fund the stock repurchase program through its available cash, future cash from operations, or other potential sources of capital. During the year ended December 28, 2013, 1.0 million shares were repurchased, at an average price of $19.79 per share, totaling $19.8 million.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The number and weighted average exercise price of options issued and outstanding under all stock option plans are as follows (in thousands, except for exercise price):

	Year ended December 28, 2013		Year ended December 29, 2012		Year ended December 31, 2011
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Options outstanding, beginning of period	8,368	$22.78	8,277	$22.68	6,941	$21.32
Granted	1,653	$21.17	754	$22.17	2,277	$23.85
Canceled	(795)	$24.53	(447)	$27.30	(312)	$27.62
Expired	—	$—	—	$—	—	$—
Exercised	(315)	$10.49	(216)	$7.62	(629)	$9.44
Options outstanding, end of period	8,911	$22.76	8,368	$22.78	8,277	$22.68
Options exercisable, end of period	5,188	$22.69	4,632	$21.29	3,636	$19.45
Options available for grant, end of period	5,795		4,934		3,493
At December 28, 2013, an aggregate of 14.7 million, shares of common stock were reserved for future issuance under the plans.
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s share-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Year ended December 28, 2013	Year ended December 29, 2012	Year ended December 31, 2011
Risk-free interest rate	0.7% to 1.8%	0.7% to 1.3%	0.9% to 2.5%
Expected term	5.1 years to 5.5 years	5.5 years to 5.5 years	5.3 years to 5.5 years
Estimated volatility	31.2% to 39.6%	36.6% to 42.6%	36.7% to 43.2%
Expected dividends	0%	0%	0%
Weighted-average fair value of options granted	$7.53 per share	$7.98 per share	$9.44 per share
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
Estimated volatility. The estimated volatility is the amount by which the Company’s share price is expected to fluctuate during a period. The Company’s estimated volatilities for 2013 are based on historical and implied volatilities of the Company’s share price over the expected term of the option. The Company's estimated volatilities for 2012 and 2011 are based on historical and implied volatilities of the Company's share price and historical and implied volatilities of a peer group of companies over the expected term of the option.
Expected dividends. The Company’s board of directors may from time to time declare, and the Company may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law. Any determination to declare and pay dividends will be made by the Company’s board of directors and will depend upon the Company’s results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by the board of directors. In the event a dividend is declared, there is no assurance with respect to the amount, timing or frequency of any such dividends. The dividend declared in 2012 was deemed to be a special dividend and there is no assurance that special dividends will be declared again during the expected term. Based on this uncertainty and unknown frequency, for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, no dividend rate was used in the assumptions to calculate the share-based compensation expense.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

recent forfeiture activity and expected future employee turnover. Adjustments in the estimated forfeiture rates could also cause changes in the amount of expense that it recognizes in future periods.
As of December 28, 2013, there was $25.9 million of total unrecognized share-based compensation expense related to unvested options granted or modified on or after January 1, 2006. That expense is expected to be recognized over a weighted average period of 3.4 years as of December 28, 2013. The Company has elected to recognize share-based compensation expense on a straight-line basis over the requisite service period for the entire award. The total fair value of all options vesting during 2013, 2012 and 2011, aggregated $12.3 million, $14.3 million and $12.1 million, respectively. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of December 28, 2013 was $59.9 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of December 28, 2013 was $37.0 million. The aggregate intrinsic value of options exercised during 2013, 2012 and 2011 was $4.2 million, $3.1 million and $12.4 million, respectively. The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The weighted average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock, as of December 28, 2013 was 6.4 years. The weighted average remaining contractual term of options exercisable with an exercise price less than the closing price of the Company’s common stock, as of December 28, 2013 was 4.5 years. The total income tax benefit recognized in the consolidated statements of comprehensive income for share-based compensation expense was $3.9 million, $4.9 million and $4.8 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.
The following table presents the total share-based compensation expense that is included in each functional line item of the consolidated statements of comprehensive income (in thousands):

	Year ended December 28, 2013	Year ended December 29, 2012	Year ended December 31, 2011
Cost of goods sold	$354	$480	$383
Selling, general and administrative	9,407	10,775	10,268
Research and development	1,913	2,842	3,025
Total	$11,674	$14,097	$13,676
The schedule below reflects the number and weighted average exercise price of outstanding and exercisable options segregated by exercise price ranges (in thousands, except remaining contractual life):

	December 28, 2013			December 29, 2012
	Options Outstanding		Options Exercisable	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life	Number of Options	Number of Options	Average Remaining Contractual Life	Number of Options
$2.75 to $4.00	279	1.01	279	425	1.49	425
$4.67 to $12.00	696	2.46	696	745	3.44	745
$12.87 to $16.00	549	3.39	549	580	4.39	580
$17.84 to $23.98	3,635	8.06	986	2,592	8.25	662
$24.00 to $28.99	1,708	6.20	1,077	1,811	6.98	885
$29.07 to $31.99	1,734	5.37	1,311	1,902	6.30	1,090
$32.21 to $38.30	117	5.28	98	117	6.28	75
$38.60 to $41.51	193	4.40	192	196	5.41	170
Total	8,911	6.12	5,188	8,368	6.40	4,632
13. Commitments and Contingencies
Leases
The Company leases its facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through December 2020. Certain facilities leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight line method based on total lease payments. The Company also received certain leasehold improvement incentives totaling $0.7 million for its headquarters facilities in the U.S. These

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of December 28, 2013 and December 29, 2012, rent expense accrued in excess of the amount paid aggregated $0.7 million and $0.8 million, respectively, and is classified in other liabilities in the accompanying consolidated balance sheets. The Company also leases automobiles in Europe that are classified as operating leases and expire at various dates through June 2015. The majority of these leases are non-cancelable. The Company also has capital leases outstanding for office equipment all of which are non-cancelable.
Future minimum lease payments, including interest, under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands):

	As of December 28, 2013
Fiscal year	Operating Leases	Capital Leases	Total
2014	$5,336	$125	$5,461
2015	3,893	87	3,980
2016	3,221	80	3,301
2017	1,696	75	1,771
2018	1,081	—	1,081
Thereafter	2,109	—	2,109
Total	$17,336	$367	$17,703
Rental expense related to operating leases for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 and was $5.1 million, $4.6 million, and $3.8 million, respectively. Included in the future capital lease payments as of December 28, 2013 is interest aggregating $31,000.
Employee Retirement Savings Plan
In 1996, the Company adopted the Masimo Retirement Savings Plan, or the Plan, which is a 401(k) plan covering all of the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the Plan on a discretionary basis. The Company contributed $1.5 million, $1.4 million and $1.2 million to the Plan for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively, all in the form of matching contributions.
Employment and Severance Agreement
As of December 28, 2013, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary with annual increases at the discretion of the Compensation Committee of the board. The employment agreement provides for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement has an initial term of three years, with automatic daily renewal, unless either the Company or the executive notifies the other party of non-renewal of the agreement. Also, under this employment agreement, the key employee may be entitled to receive certain salary, equity, tax, medical and life insurance benefits if he is terminated by the Company, if he terminates his employment for good reason under certain circumstances or if there is a change in control of the Company.
As of December 28, 2013, the Company had severance plan participation agreements with six of its executive officers. The participation agreements, or Agreements, are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (Severance Plan), which became effective on July 19, 2007 and was amended effective December 31, 2008. Under the Agreements, each executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $61.4 million, of purchase commitments as of December 28, 2013, which is expected to be purchased within one year. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Concentrations of Risk
The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. As of December 28, 2013, the Company had $67.7 million of bank balances of which $2.5 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries deposit insurance organizations. The Company invests its excess cash deposits in U.S. Treasury bills and money market accounts with major financial institutions. As of December 28, 2013, the Company had $26.0 million in U.S. Treasury bills which are guaranteed by the U.S. federal government and $1.8 million in money market funds that are not guaranteed by the U.S. federal government.
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
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with Group Purchasing Organizations, or GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. For the years ended December 28, 2013, December 29, 2012, and December 31, 2011 revenue from the sale of the Company’s pulse oximetry products to customers affiliated with GPOs amounted to $287.9 million, $253.7 million, and $223.8 million , respectively.
As of December 28, 2013, two different just-in-time distributors represented 8% and 9% of the accounts receivable balance respectively. As of December 29, 2012, one just-in-time distributor represented 5% of the accounts receivable balance.
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, the Company recorded $29.8 million, $28.3 million, and $32.5 million respectively, in royalty revenues from Covidien pursuant to the original settlement agreement and amendments. The royalty rate was 13% through March 14, 2011, and as part of the second amendment to the original settlement agreement with Covidien, declined to 7.75% beginning March 15, 2011. The current royalty agreement extends through March 14, 2014. In exchange for this royalty payment, the Company has provided Covidien the ability to ship its patent infringing product with a covenant not to sue Covidien as long as they abide by the terms of the agreement.
Litigation
On February 3, 2009, the Company filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH related to Philips’ FAST pulse oximetry technology and certain of Philips patient monitors. The suit was brought in the U.S. District Court for the District of Delaware. Two patents originally asserted in this suit, related to the Company’s Measure-Through Motion technology, were successfully enforced in the Company’s previous suit against Nellcor. On June 15, 2009, Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH answered the Company’s complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against the Company as well as counterclaims seeking declaratory judgments of invalidity on the patents asserted by the Company against Philips. On July 9, 2009, the Company filed its answer denying Philips’ counterclaims and asserting various defenses. The Company also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against the Company. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. On October 4, 2010, the Court limited the number of patents to be construed to four for the Company and three for Philips. Further, on October 6, 2010, the Court denied Philips’ motion to bifurcate and stay damages in the patent case. On January 17, 2012, the District Court Judge issued a claim construction order. In 2012, the parties completed expert reports and discovery on some of the patents. In addition, in 2012, the Company asserted additional patents, and the Court ordered that these patents be tried in a second phase. In 2013, the Magistrate Judge issued reports and recommendations relating to various summary judgment motions filed by the parties. On December 2, 2013, the Court heard oral argument on the parties’ objections to the Magistrate Judge’s reports and recommendations. The objections are currently pending before the District Court Judge, and no order has been issued on the objections. The Company believes that it has good and substantial defenses to the antitrust and patent infringement claims asserted by Philips. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.
On December 21, 2012, the Company filed suit against Mindray DS USA, Inc. and Shenzhen Mindray Bio-Medical Electronics Co, Ltd. in the U.S. District Court for the Central District of California. The complaint alleges patent infringement, breach of contract and other claims. Mindray has not yet filed its response to the complaint. Mindray DS USA, Inc. was dismissed from

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

this case based on venue. On June 3, 2013, Shenzhen Mindray answered the Company’s complaint and filed antitrust and related counterclaims against the Company, as well as counterclaims seeking declaratory judgments of invalidity and non-infringement on the patents asserted by the Company against Shenzhen Mindray. On June 24, 2013, the Company filed its answer denying Shenzhen Mindray’s counterclaims and asserting various defenses. On July 17, 2013, the Court granted Shenzhen Mindray’s motion to dismiss the patent claims without prejudice to allow the Company to amend the complaint to provide additional detail supporting Shenzhen Mindray’s direct and indirect infringement of the Company’s patents. On the same day, the Court denied Shenzhen Mindray’s motion to dismiss the Company’s non-patent claims. On August 5, 2013, the Company filed a first amended complaint. On August 21, 2013, Shenzhen Mindray answered the Company’s complaint and reasserted the counterclaims it asserted on June 3, 2013, as well as two additional counterclaims alleging patent infringement. On September 16, 2013, the Company filed its answer denying Shenzhen Mindray’s counterclaims and asserting various defenses. On October 31, 2013, the Court issued a scheduling order setting a trial date of November 4, 2014. On December 10, 2013, Shenzhen Mindray filed a second amended answer and counterclaims, including a new counterclaim for tortious interference. On January 2, 2014, the Company filed a motion for judgment on the pleadings as to Shenzhen Mindray’s antitrust counterclaims and inequitable conduct counterclaims and defenses. That motion is pending before the Court. The Company believes that it has good and substantial defenses to the antitrust, patent infringement and other counterclaims asserted by Shenzhen Mindray. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.
On December 10, 2013, the Company filed suit against Mindray DS USA, Inc., Shenzhen Mindray, and Mindray Medical International Ltd. in the Superior Court of New Jersey.  The complaint alleges breach of contract and related claims.  On January 17, 2014, Mindray DS USA filed a notice of removal removing the case to the U.S. District Court for the District of New Jersey.  On January 24, 2014, Mindray DS USA, Inc. filed a motion seeking to dismiss or stay the action in view of the Company’s action against Shenzhen Mindray in the Central District of California.  That motion is pending before the Court and no order from the Court has issued.  There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.
In September 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware by Joseph Ausikaitis naming the Company’s directors and certain executive officers as defendants and the Company as the nominal defendant. The lawsuit alleges claims of breach of fiduciary duty and unjust enrichment in connection with the grant or receipt of stock options under the Company’s 2007 Stock Incentive Plan and related policies. The lawsuit seeks unspecified money damages on the Company’s behalf from the officer and director defendants, various forms of equitable and/or injunctive relief, attorneys’ and other professional fees and costs and various other forms of relief. In November 2012, the defendants filed a motion to dismiss the action, which was denied by the court in July 2013. Although the outcome in this case cannot be determined, the Company does not expect it to have a material financial impact on its results of operations.
In November 2010, the Company voluntarily notified the FDA that it had received allegations regarding the safety and efficacy of Pronto® and Pronto-7® products from certain former physician office sales representatives. In April 2011, the Company was informed by representatives of the U.S. Department of Justice (DOJ) that the former physician office sales representatives had filed a qui tam complaint in the U.S. District Court for the Central District of California. In 2011, the former physician office sales representatives also filed employment-related claims against the Company in arbitration stemming from their allegations regarding the safety and efficacy of the Company’s Pronto® and Pronto-7® products. In October 2013, the District Court granted summary judgment in the qui tam matter in the Company’s favor. The former sales representatives are appealing the District Court’s decision. On January 16, 2014, the Company was notified that the arbitrator awarded the plaintiffs approximately $5.4 million in damages in connection with their employment-related claims which the Company accrued in fiscal 2013. The Company intends to challenge this award, but there is no guarantee that the Company will prevail in such challenge. In addition, Masimo’s insurance carrier notified the Company that it believes that certain defense costs related to the employment claim may no longer be reimbursable.  As a result, the Company accrued a liability of $2.6 million for the costs estimated to have been paid by the insurance company.  While Masimo intends to challenge the insurance carrier’s position, there is no guarantee that the Company will prevail in its challenge.
On January 2, 2014, a putative class action complaint was filed against us by Physicians Healthsource, Inc. in the U.S. District Court for the Central District of California. The complaint alleges that we sent unsolicited facsimile advertisements in violation of the Junk Fax Protection Act of 2005 and related regulations. The complaint seeks $500 for each alleged violation, treble damages if the court finds the alleged violations to be knowing, plus interest, costs, and injunctive relief. The Company believes it has good and substantial defenses to the claims, but there is no guarantee that the Company will prevail.
On January 31, 2014, an amended putative class action complaint was filed against the Company in the United States District Court of the Northern District of Alabama by and on behalf of two participants in the Surfactant, Positive Pressure, and

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Oxygenation Randomized Trial at the University of Alabama. The complaint alleges product liability and negligence claims in connection with pulse oximeters the Company provided at the request of the study investigators for use in the trial. A previous version of the complaint also alleged a wrongful death claim, which the court dismissed on January 22, 2014. The amended complaint seeks unspecified damages, costs, interest, attorney fees, injunctive and other relief. The Company believes it has good and substantial defenses to the remaining claims, but there is no guarantee that the Company will prevail.
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
The following schedule presents an analysis of the Company’s product revenue based upon the geographic area to which the product was shipped (in thousands):

	Year ended December 28, 2013		Year ended December 29, 2012		Year ended December 31, 2011
Geographic Area by Destination
North and South America	$378,810	73%	$341,672	73%	$301,583	74%
Europe, Middle East and Africa	83,430	16	68,010	15	58,617	14
Asia and Australia	55,189	11	55,246	12	46,287	12
Total product revenue	$517,429	100%	$464,928	100%	$406,487	100%
United States	$361,631		$327,574		$287,138
The Company possesses licenses from the U.S. Treasury Department’s Office of Foreign Assets Control for conducting business with certain countries identified by the State Department as state sponsors of terrorism. Although the Company does not have any subsidiaries, affiliates, offices, investments or employees in any country identified as a state sponsor of terrorism, the Company has conducted an immaterial amount of business with distributors in Iran, Sudan and Syria relating to sale of products during the prior two fiscal years. The Company does not believe that these activities are material to its business, financial condition or results of operations.
15. Income Taxes
The components of income before provision for income taxes are as follows (in thousands):

	Year ended December 28, 2013	Year ended December 29, 2012	Year ended December 31, 2011
United States	$50,782	$59,216	$62,730
Foreign	24,944	24,605	23,801
Total	$75,726	$83,821	$86,531

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table presents the current and deferred provision (benefit) for income taxes (in thousands):

	Year ended December 28, 2013	Year ended December 29, 2012	Year ended December 31, 2011
Current:
Federal	$24,488	$26,332	$23,951
State	2,426	2,411	621
Foreign	1,704	(54)	1,123
	28,618	28,689	25,695
Deferred:
Federal	(7,281)	(5,546)	(2,415)
State	(970)	(1,458)	(544)
Foreign	(362)	198	(258)
	(8,613)	(6,806)	(3,217)
Total	$20,005	$21,883	$22,478
Included in the 2013 and 2011 current tax provisions are net increases of $0.3 million and $0.9 million, respectively, for tax and accrued interest related to uncertain tax positions for each year. Also, included in the 2012 current tax provision is a net decrease of $1.7 million for tax and accrued interest related to uncertain tax positions.
The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year ended December 28, 2013	Year ended December 29, 2012	Year ended December 31, 2011
Statutory regular federal income tax rate	35.0%	35.0%	35.0%
State provision, net of federal benefit	1.3	0.7	0.1
Nondeductible items	0.9	1.0	0.6
Foreign tax rate differential	(9.8)	(10.1)	(8.6)
Tax credits	(3.5)	(0.5)	(1.1)
Change in federal valuation allowance	3.0	—	—
Other	(0.5)	—	—
Total	26.4%	26.1%	26.0%
On January 2, 2013, President Obama signed The American Taxpayer Relief Act of 2012 into law which reinstated the federal research tax credit (R&D Tax Credit) retroactively from January 1, 2012 through December 31, 2013. As a result of this legislation, the Company recorded additional R&D Tax Credits during fiscal 2013 for amounts generated in fiscal 2012 of approximately $1.0 million. In addition, as a result of Cercacor’s continuing operating losses, Cercacor management determined that there was insufficient positive evidence to support a more likely than not realization of its remaining deferred tax assets. As a result, Cercacor recorded a federal valuation allowance of approximately $2.3 million against the Cercacor deferred tax assets in fiscal 2013.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The components of the deferred tax assets are as follows (in thousands):

	December 28, 2013	December 29, 2012
Deferred tax assets:
Tax credits	$3,203	$2,492
Deferred revenue	4,234	2,999
Acquired intangibles	507	587
Net operating losses	277	4,688
Accrued liabilities	17,036	9,713
Share-based compensation	19,385	17,660
Property and equipment	670	590
Other	2,149	1,473
Total	47,461	40,202
Valuation allowance	(3,563)	(2,441)
Total deferred tax assets	43,898	37,761
Deferred tax liabilities:
Property and equipment	—	(15)
Acquired intangibles	—	(2,305)
State taxes and other	(1,697)	(1,452)
Total deferred tax liabilities	(1,697)	(3,772)
Net deferred tax assets	$42,201	$33,989
Current net deferred tax asset	19,636	12,911
Long-term net deferred tax asset	22,565	21,078
Net deferred tax assets	$42,201	$33,989
 At December 28, 2013, the Company has $1.3 million of net operating loss carryforwards from its subsidiary in Sweden, which will carry forward indefinitely. The Company also has a $0.2 million of net operating losses from various states, which will begin to expire in 2028, all of which will be recorded in equity when realized. The Company has state research and development tax credits of $2.7 million which will carry forward indefinitely. Additionally, the Company has $0.5 million of investment tax credit on research and development expenditures from its operations in Canada which will begin to expire in 2019. The Company believes that it is more likely than not that the deferred tax assets related to these carryforwards will be realized. In making this determination, the Company considered all available positive and negative evidence, including scheduled reversals of liabilities, projected future taxable income, tax planning strategies and recent financial performance.
Cercacor, the Company’s VIE, is not included in the Company’s consolidated federal or state income tax returns. At December 28, 2013, Cercacor has federal research and development tax credit carryforwards of $0.6 million which will begin to expire in 2028 and state research and development tax credit carryforwards of $0.9 million, which will carry forward indefinitely. In addition, Cercacor has federal alternative minimum tax credit carryforwards of $0.2 million which will also carry forward indefinitely. After considering all positive and negative evidence, including Cercacor’s continuing operating losses, Cercacor management believes that there is insufficient positive evidence to support a more likely than not realization of these carryforwards, as well as the rest of its net deferred tax assets, and therefore, has recorded a full valuation allowance against Cercacor’s net deferred tax assets.
As a result of certain business and employment actions undertaken by the Company, income earned in a certain European country is subject to a reduced tax rate through 2013, which can be extended through 2018, upon meeting certain employment thresholds. For the years ended December 28, 2013 and December 29, 2012, the estimated income tax benefit related to such business arrangement was $1.2 million and $1.2 million, respectively, and favorably impacted net income per diluted share by $0.02 and $0.02 respectively. There was no impact to net income per diluted share in prior years.
During the years ended December 28, 2013, December 29, 2012, and December 31, 2011, the Company recorded a tax benefit of $0.7 million, $0.4 million, and $1.7 million , respectively, from the exercise of non-qualified stock options and incentive stock options as a reduction of its income tax liability and an increase in equity. The tax benefit results from the difference between the fair value of the Company’s stock on the exercise dates and the exercise price of the option.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

As of December 28, 2013, the Company has not provided for deferred income taxes on approximately $57.4 million of cumulative undistributed earnings of certain foreign subsidiaries, because such earnings are intended to be permanently reinvested in those operations. If such earnings were distributed, the Company would accrue estimated additional income tax expense of $17.6 million.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year ended December 28, 2013	Year ended December 29, 2012
Unrecognized tax benefits, beginning of period	$6,685	$8,366
Increase from tax positions in prior period	265	47
Increase from tax positions in current period	695	563
Settlements	(443)	(1,725)
Lapse of statute of limitations	(572)	(566)
Unrecognized tax benefits, end of period	$6,630	$6,685
The amount of unrecognized benefits which, if ultimately recognized, could favorably affect the tax rate in a future period was $5.6 million and $5.7 million as of December 28, 2013 and December 29, 2012, respectively. Both amounts are net of any federal and/or state benefits. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next 12 months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next 12 months cannot be made at this time.
Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, the Company had accrued $0.9 million, $0.8 million and $0.7 million, respectively, for the payment of interest.
The Company conducts business in multiple jurisdictions, and as a result, one or more of the Company’s subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The Company has concluded on all U.S. federal income tax matters for years through 2009. All material state, local and foreign income tax matters have been concluded for years through 2006.
16. Subsequent Event
In 2011, certain former physician office sales representatives of the Company filed employment-related claims in arbitration stemming from their allegations regarding the Company’s Pronto® and Pronto-7® products. On January 16, 2014, the Company was notified that the arbitrator awarded the plaintiffs approximately $5.4 million in damages. In addition, the Company recorded a charge for $2.6 million for defense costs related to such employment claim that the Company's insurance carrier believes may not be reimbursable. The Company accrued theses costs in the quarter and year ended December 28, 2013. The Company intends to challenge the award, as well as the insurance carrier's position, but there can be no assurance that it will prevail.

17. Quarterly Financial Data (unaudited)
The following tables contain selected unaudited consolidated statements of comprehensive income data for each quarter of 2013 and 2012 (in thousands, except per share data):

	Quarter ended
Fiscal 2013	March 30, 2013	June 29, 2013	September 28, 2013	December 28, 2013
Total revenue	$135,942	$137,422	$131,447	$142,435
Gross profit	89,581	91,232	87,479	90,536
Operating income	23,141	23,180	20,743	12,653
Net income attributable to Masimo Corporation stockholders	16,428	17,038	15,602	9,313
Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.29	$0.30	$0.28	$0.16
Diluted	$0.28	$0.30	$0.27	$0.16

	Quarter ended
Fiscal 2012	March 31, 2012	June 30, 2012	September 29, 2012	December 29, 2012
Total revenue	$119,228	$122,775	$119,069	$132,161
Gross profit	79,305	81,432	78,333	87,181
Operating income	22,328	22,673	17,952	22,273
Net income attributable to Masimo Corporation stockholders	15,774	17,697	13,794	15,007
Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.27	$0.31	$0.24	$0.26
Diluted	$0.27	$0.30	$0.24	$0.26

Schedule II

MASIMO CORPORATION VALUATION AND QUALIFYING ACCOUNTS Years ended December 28, 2013, December 29, 2012 and December 31, 2011

Description	Balance at beginning of period	Additions charged to expense and other accounts	Amounts charged against reserve	Balance at end of period
Year ended December 28, 2013
Allowance for doubtful accounts........................................	$1,956	$728	$(851)	$1,833
Sales returns, allowance and reserves.................................	$516	$1,881	$(1,968)	$429
Valuation allowance on deferred tax asset..........................	$(2,441)	$(3,163)	$2,041	$(3,563)
Year ended December 29, 2012
Allowance for doubtful accounts........................................	$1,798	$231	$(73)	$1,956
Sales returns, allowance and reserves.................................	$421	$1,967	$(1,872)	$516
Valuation allowance on deferred tax asset..........................	$(400)	$(2,041)	$—	$(2,441)
Year ended December 31, 2011
Allowance for doubtful accounts........................................	$1,720	$231	$(153)	$1,798
Sales returns, allowance and reserves.................................	$454	$1,732	$(1,765)	$421
Valuation allowance on deferred tax asset..........................	$(1,410)	$—	$1,010	$(400)