Form 10-Q
period 2014-06-28
MASIMO CORP
filed 2014-08-07
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of June 28, 2014
Common stock, $0.001 par value	54,767,755

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 28, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in thousands, except par values)

	June 28, 2014	December 28, 2013
ASSETS
Current assets
Cash and cash equivalents	$97,092	$95,466
Accounts receivable, net of allowance for doubtful accounts of $2,097 and $1,833 at June 28, 2014 and December 28, 2013, respectively	75,263	76,759
Royalties receivable	7,400	7,300
Inventories	58,284	56,813
Prepaid expenses	9,755	9,243
Prepaid income taxes	3,391	3,740
Deferred tax assets	16,713	19,636
Other current assets	4,135	2,841
Total current assets	272,033	271,798
Deferred cost of goods sold	64,124	61,714
Property and equipment, net	82,429	24,866
Intangible assets, net	28,357	28,104
Goodwill	22,260	22,793
Deferred tax assets	22,543	22,565
Other assets	7,012	6,822
Total assets	$498,758	$438,662
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$29,104	$28,004
Accrued compensation	23,612	29,486
Accrued liabilities	18,610	23,028
Income taxes payable	816	2,406
Deferred revenue	24,129	20,755
Line of credit and current portion of capital lease obligations	75,091	111
Total current liabilities	171,362	103,790
Deferred revenue	530	566
Capital lease obligations, net of current portion	150	225
Other liabilities	7,326	7,680
Total liabilities	179,368	112,261
Commitments and contingencies
Equity
Masimo Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at June 28, 2014 and December 28, 2013	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 54,768 and 56,623 shares outstanding at June 28, 2014 and December 28, 2013, respectively	55	57
Treasury stock, 6,181 and 4,156 shares at June 28, 2014 and December 28, 2013, respectively	(132,606)	(83,454)
Additional paid-in capital	280,576	273,129
Accumulated other comprehensive income	2,285	3,995
Retained earnings	169,176	132,742
Total Masimo Corporation stockholders’ equity	319,486	326,469
Noncontrolling interest	(96)	(68)
Total equity	319,390	326,401
Total liabilities and equity	$498,758	$438,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited) (in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue:
Product	$133,493	$129,568	$265,725	$258,203
Royalty	7,430	7,854	15,012	15,161
Total revenue	140,923	137,422	280,737	273,364
Cost of goods sold	47,828	46,190	95,341	92,551
Gross profit	93,095	91,232	185,396	180,813
Operating expenses:
Selling, general and administrative	61,347	54,173	117,469	106,446
Research and development	13,343	13,879	27,339	28,046
Litigation award and defense costs	—	—	(8,010)	—
Total operating expenses	74,690	68,052	136,798	134,492
Operating income	18,405	23,180	48,598	46,321
Non-operating income (expense)	323	(238)	523	(2,564)
Income before provision for income taxes	18,728	22,942	49,121	43,757
Provision for income taxes	4,776	8,294	12,678	12,707
Net income including noncontrolling interest	13,952	14,648	36,443	31,050
Net (income) loss attributable to the noncontrolling interest	(150)	2,390	(9)	2,416
Net income attributable to Masimo Corporation stockholders	13,802	17,038	36,434	33,466
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1,729)	(812)	(1,710)	(659)
Comprehensive income attributable to Masimo Corporation stockholders	$12,073	$16,226	$34,724	$32,807

Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.25	$0.30	$0.65	$0.59
Diluted	$0.24	$0.30	$0.63	$0.58

Weighted-average shares used in per share calculations:
Basic	55,876	56,440	56,290	56,840
Diluted	56,818	57,204	57,403	57,607
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income including noncontrolling interest	$36,443	$31,050
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	6,113	5,600
Share-based compensation	5,208	6,390
Loss on disposal of property and equipment	2	78
Provision for doubtful accounts	183	314
Provision for deferred income taxes	2,926	1,687
Income tax benefit from exercise of stock options granted prior to January 1, 2006	44	436
Excess tax deficit from share-based compensation arrangements	15	504
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,233	569
(Increase) decrease in royalties receivable	(100)	130
Increase in inventories	(1,616)	(8,420)
Increase in deferred cost of goods sold	(2,424)	(5,718)
Increase in prepaid expenses	(547)	(1,092)
Decrease (increase) in prepaid income taxes	348	(3,383)
(Increase) decrease in other assets	(1,495)	1,160
Increase in accounts payable	1,177	4,644
Decrease in accrued compensation	(5,731)	(793)
Decrease in accrued liabilities	(4,365)	(723)
Decrease in income taxes payable	(1,605)	(1,261)
Increase in deferred revenue	3,339	1,000
(Decrease) increase in other liabilities	(354)	231
Net cash provided by operating activities	38,794	32,403
Cash flows from investing activities:
Purchases of property and equipment	(62,062)	(3,936)
Increase in intangible assets	(1,901)	(2,154)
Net cash used in investing activities	(63,963)	(6,090)
Cash flows from financing activities:
Borrowings under line of credit, net of repayments	75,000	—
Repayments of capital lease obligations	(95)	(96)
Proceeds from issuance of common stock	2,209	897
Excess tax deficit from share-based compensation arrangements	(15)	(504)
Repurchases of common stock	(49,152)	(19,790)
Repurchases of equity by noncontrolling interest, net of equity issued	(38)	—
Net cash provided by (used in) financing activities	27,909	(19,493)
Effect of foreign currency exchange rates on cash	(1,114)	(301)
Net increase in cash and cash equivalents	1,626	6,519
Cash and cash equivalents at beginning of period	95,466	71,554
Cash and cash equivalents at end of period	$97,092	$78,073
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of the Company
Masimo Corporation (Masimo or the Company) is a global medical technology company that develops, manufactures and markets noninvasive patient monitoring products. The Company’s mission is to improve patient outcomes and reduce cost of care by taking noninvasive monitoring to new sites and applications. The Company invented Masimo Signal Extraction Technology®, or Masimo SET®, which provides the capabilities of Measure-Through-Motion and Low-Perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. The Company has also developed Masimo rainbow® SET products which monitor multiple blood measurements, including oxygen content, carboxyhemoglobin, methemoglobin and hemoglobin. Additional rainbow® SET measurements that assist clinicians are PVI®, RRa®, SpfO2™, Halo Index™ and In Vivo Adjustment™. The Company develops, manufactures and markets a family of patient monitoring solutions which incorporate a monitor or circuit board and sensors, including proprietary single-patient use, reusable and resposable sensors, and cables. The Company sells to hospitals and the alternate care market through its direct sales force and distributors, and markets its circuit boards containing the Company’s proprietary algorithm and software architecture to original equipment manufacturer (OEM) partners.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial statements. The condensed consolidated balance sheet as of December 28, 2013 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed with the SEC on February 14, 2014. The results for the three and six months ended June 28, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending January 3, 2015 or for any other interim period or for any future year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the variable interest entity (VIE) of which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation. In accordance with GAAP, current authoritative guidance is applied when determining whether an entity is subject to consolidation.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this guidance as to specific assets or liabilities. There were no transfers between Level 1, Level 2 and Level 3 inputs during the three and six months ended June 28, 2014. The Company carries cash and cash equivalents at cost, which approximates fair value. As of June 28, 2014 and December 28, 2013, the Company did not have any short-term investments.
The following tables represent the Company’s fair value hierarchy for its financial assets (in thousands):

	Fair Value Measurement as of June 28, 2014 using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$—	$—	$—	$—
Money Market funds	1,285	—	—	1,285
Total	$1,285	$—	$—	$1,285
	Fair Value Measurement as of December 28, 2013 using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$25,997	$—	$—	$25,997
Money Market funds	1,793	—	—	1,793
Total	$27,790	$—	$—	$27,790
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvements. Land is not depreciated, and construction in progress is not depreciated until placed in service. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, which currently range from three to five years. Normal repair and maintenance costs are expensed as incurred, whereas significant improvements that materially increase values or extend useful lives are capitalized and depreciated over the remaining estimated useful lives of the related assets. Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss on the sale or retirement is recognized in income.
Intangible Assets
Costs to renew intangibles are capitalized and amortized over the remaining useful life of the intangible. Total renewal costs for patent and trademarks was $0.3 million for both June 28, 2014 and June 29, 2013. As of June 28, 2014, the weighted-average number of years until the next renewal is two years for patents and five years for trademarks.
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
No impairment of goodwill, intangible assets or other long-lived assets was recorded during the three and six months ended June 28, 2014 or June 29, 2013.

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
The authoritative guidance provides a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP). VSOE of fair value is defined as the price charged when the same element is sold separately. VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. TPE generally does not exist for the majority of the Company’s products. The objective of ESP is to determine the price at which the Company would transact a sale if the product was sold on a stand-alone basis. In the absence of VSOE and TPE, the Company determines ESP for its products by considering multiple factors including, but not limited to, features and functionality of the product, geographies, type of customer, contractual prices pursuant to Group Purchasing Organization(GPO) contracts, the Company’s pricing and discount practices and market conditions.
A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. Most of the Company’s products in a multiple deliverable arrangement qualify as separate units of accounting. In the case of the Company’s monitoring equipment containing embedded Masimo SET® software, the Company has determined that the hardware and software components function together to deliver the equipment’s essential functionality and, therefore, represent a single deliverable. Software deliverables, such as rainbow® parameter software, which do not function together with hardware components to provide the equipment’s essential functionality, are accounted for under software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the revenue recognition accounting guidance for arrangements with multiple deliverables.
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
Changes in the product warranty accrual were as follows (in thousands):

	Six Months Ended
	June 28, 2014	June 29, 2013
Warranty accrual, beginning of period	$1,161	$838
Provision for warranty costs	960	1,280
Warranty expenditures	(1,008)	(1,205)
Warranty accrual, end of period	$1,113	$913
Comprehensive Income
Authoritative accounting guidance establishes requirements for reporting and disclosure of comprehensive income and its components. Comprehensive income includes foreign currency translation adjustments and related tax benefits, which have been excluded from net income including noncontrolling interest, and reflected in Masimo Corporation stockholders’ equity.
The change in accumulated other comprehensive income is as follows (in thousands):

Six Months Ended June 28, 2014
Accumulated other comprehensive income, beginning of period	$3,995
Foreign currency translation adjustments	(1,710)
Accumulated other comprehensive income, end of period	$2,285
Net Income Per Share
Basic net income per share attributable to Masimo Corporation for the three and six months ended June 28, 2014 and June 29, 2013 is computed by dividing net income attributable to Masimo Corporation stockholders by the weighted-average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation stockholders for the three and six months ended June 28, 2014 and June 29, 2013 is computed by dividing the net income attributable to Masimo Corporation stockholders by the weighted-average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the three and six months ended June 28, 2014, weighted options to purchase 4.1 million and 3.6 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the three and six months ended June 29, 2013, options to purchase 7.4 million and 7.0 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

have been antidilutive in the applicable period. Based on authoritative accounting guidance, the Company adjusted its net income including noncontrolling interest by the amount of net (income) loss attributable to the noncontrolling interest for the three and six months ended June 28, 2014 and June 29, 2013, to determine its net income attributable to its stockholders. A reconciliation of basic and diluted net income per share attributable to Masimo Corporation stockholders is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income attributable to Masimo Corporation stockholders:
Net income including noncontrolling interest	$13,952	$14,648	$36,443	$31,050
Net (income) loss attributable to the noncontrolling interest	(150)	2,390	(9)	2,416
Net income attributable to Masimo Corporation stockholders	$13,802	$17,038	$36,434	$33,466
Basic net income per share attributable to Masimo Corporation stockholders:
Net income attributable to Masimo Corporation stockholders	$13,802	$17,038	$36,434	$33,466
Weighted-average shares outstanding - basic	55,876	56,440	56,290	56,840
Basic net income per share attributable to Masimo Corporation stockholders	$0.25	$0.30	$0.65	$0.59
Diluted net income per share attributable to Masimo Corporation stockholders:
Weighted-average shares outstanding - basic	55,876	56,440	56,290	56,840
Diluted share equivalent: stock options	942	764	1,113	767
Weighted-average shares outstanding - diluted	56,818	57,204	57,403	57,607
Diluted net income per share attributable to Masimo Corporation stockholders	$0.24	$0.30	$0.63	$0.58
Seasonality
The healthcare business in the United States and overseas is typically subject to quarterly fluctuations in hospital and other alternative care admissions. Over the past three years, the Company’s third fiscal quarter revenues have experienced a sequential decline from its second fiscal quarter revenues. The Company believes this is due primarily to the summer vacation season in which people throughout the world tend to shift their elective procedures out of the summer holiday season. Another factor affecting quarterly revenues is the traditional “flu season” that often increases hospital and acute care facility admissions during the Company’s first and/or fourth fiscal quarters. Because the Company’s non-sales variable operating expenses often do not fluctuate in the same manner as its quarterly product sales, this may cause fluctuations in the Company’s quarterly operating income that are disproportionate to fluctuations in its quarterly revenue.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Update No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customer (ASU 2014-09). The new standard provides a single, principles-based five-step model to be applied to all contracts with customers while enhancing disclosures about revenue, providing additional guidance for transactions that were not previously addressed comprehensively and improving guidance for multiple-element arrangements. ASU 2014-09 is effective for annual and interim fiscal reporting periods beginning after December 15, 2016. Early adoption of this update is not permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). This update required companies to present an unrecognized tax benefit, or a portion of an unrecognized tax

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain conditions exist. The Company adopted this update in fiscal year 2013 and such adoption did not have a material impact on its consolidated financial statements.
In July 2012, the FASB issued Accounting Standards Update No. 2012-2, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-2), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-2 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, then a quantitative impairment test that exists under current authoritative accounting guidance must be completed. Otherwise, the quantitative impairment test is not required. ASU 2012-2 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this update in fiscal year 2013 and such adoption did not have a material impact on its consolidated financial statements.
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
Cercacor Laboratories, Inc. (Cercacor)
Cercacor is an independent entity spun off from the Company to its stockholders in 1998. Joe Kiani and Jack Lasersohn, members of the Company’s board of directors, are also members of the board of directors of Cercacor. Joe Kiani, the Company’s Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor. The Company is a party to a Cross-Licensing Agreement with Cercacor, which was most recently amended and restated effective January 1, 2007 (the Cross-Licensing Agreement), that governs each party’s rights to certain intellectual property held by the two companies. In addition, the Company entered into a Services Agreement with Cercacor effective January 1, 2007, which governs the general and administrative services the Company provides to Cercacor.
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
The Company’s license to rainbow® technology for these parameters in these markets is exclusive on the condition that the Company continues to pay Cercacor royalties on its products incorporating rainbow® technology, subject to certain minimum aggregate royalty thresholds, and that the Company uses commercially reasonable efforts to develop or market products incorporating the licensed rainbow® technology. The royalty rate is up to 10% of the rainbow® royalty base, which includes handhelds, tabletop and multi-parameter devices. Handheld products incorporating rainbow® technology will carry up to a 10% royalty rate. For other products, only the proportional amount attributable to that portion of the Company’s devices used to monitor non-vital signs measurements, rather than for monitoring vital signs measurements, and sensors and accessories for measuring only non-vital signs parameters, will be included in the 10% rainbow® royalty base. Effective January 2009, for multi-parameter devices, the rainbow® royalty base includes the percentage of the revenue based on the number of rainbow® enabled measurements. For hospital contracts where the Company places equipment and enters into a sensor contract, the

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Company pays a royalty to Cercacor on the total sensor contract revenues based on the ratio of rainbow® enabled devices to total devices.
The current annual minimum aggregate royalty obligation under the license is $5.0 million. Actual aggregate royalty liabilities to Cercacor under the license were $1.7 million and $3.2 million for the three and six months ended June 28, 2014, respectively, and $1.3 million and $2.5 million for the three and six months ended June 29, 2013, respectively. In connection with a change in control of the Company, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for all licensed rainbow® measurements payable to Cercacor will increase to $15.0 million per year and up to $2.0 million per year for other rainbow® measurements.
In February 2009, in order to accelerate the product development of an improved hemoglobin spot-check measurement device, Pronto-7®, the Company’s board of directors agreed to fund additional engineering expenses of Cercacor. Specifically, these expenses included third-party engineering materials and supplies expense as well as 50% of Cercacor’s total engineering and engineering-related payroll expenses from April 2009 through June 2010, the original anticipated completion date of this product development effort. Since July 2010, Cercacor has continued to assist the Company with product development efforts and charged the Company accordingly. Beginning in 2012, the Company’s board of directors approved an increase in the percentage of Cercacor’s total engineering and engineering-related payroll expenses funded by the Company from 50% to 60%. During the three and six months ended June 28, 2014, and until both parties agree to end these services, Cercacor assisted and will continue to assist the Company with the continuing development efforts related to new handheld noninvasive multi-parameter spot-check hemoglobin testing devices. During the three and six months ended June 28, 2014, the expenses for these additional services, materials and supplies totaled $0.9 million and $1.8 million, respectively. During the three and six months ended June 29, 2013, the expenses for these additional services, materials and supplies totaled $0.9 million and $1.6 million, respectively.
Pursuant to authoritative accounting guidance, Cercacor is consolidated within the Company’s financial statements for all periods presented. The Company is required to consolidate Cercacor since the Company is currently deemed to be the primary beneficiary of Cercacor’s activities. This determination is based primarily on the fact that, since the Company is Cercacor’s sole customer, Cercacor is currently financially dependent on the Company for funding; and therefore, the Company has the ability to direct the activities that most significantly impact Cercacor’s economic performance. Accordingly, all intercompany royalties, option and license fees and other charges between the Company and Cercacor, as well as all intercompany payables and receivables, have been eliminated in the consolidation. Also, all direct engineering expenses that have been incurred by the Company and charged to Cercacor, or that have been incurred by Cercacor and charged to the Company, have not been eliminated and are included as research and development expense in the Company’s condensed consolidated statements of comprehensive income. Upon consolidation, $6.8 million and $7.0 million of deferred revenue related to technology licensed to the Company as of June 28, 2014 and December 28, 2013, respectively, were eliminated. In addition, a net receivable of $1.5 million and $2.0 million due from the Company as of June 28, 2014 and December 28, 2013, respectively, were eliminated.
Assets of Cercacor can only be used to settle obligations of Cercacor and creditors of Cercacor have no recourse to the general credit of the Company. The condensed consolidated balance sheets include a noncontrolling interest in Cercacor of $0.1 million as of each of June 28, 2014 and December 28, 2013, which represents the value of common stock, additional paid-in capital and retained earnings of Cercacor, that are not available to the Company. In addition, the condensed consolidated balance sheets include, net of intercompany eliminations, total assets of $6.7 million and $7.0 million as of June 28, 2014 and December 28, 2013, respectively, related to Cercacor. Cercacor’s total assets as of June 28, 2014 included $4.8 million for intangible assets and $1.6 million for property and equipment. Cercacor’s total assets as of December 28, 2013 included $4.7 million for intangible assets and $1.9 million for property and equipment. The Company’s condensed consolidated balance sheets include total liabilities, net of intercompany eliminations, of $1.8 million and $2.3 million as of June 28, 2014 and December 28, 2013, respectively, related to Cercacor.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The changes in noncontrolling interest for Cercacor are as follows (in thousands):

Six Months Ended June 28, 2014
Noncontrolling interest, beginning of period	$(68)
Increase in additional paid-in capital of noncontrolling interest	(37)
Net loss attributable to noncontrolling interest	9
Noncontrolling interest, end of period	$(96)
4. Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments that are readily convertible into known amounts of cash, to be cash equivalents. As of June 28, 2014, the Company’s cash balance was $97.1 million, which was comprised of checking accounts. Additionally, the Company had cash equivalents of $95.8 million, which included $1.3 million of money market funds. As of December 28, 2013, the Company’s cash balance was $67.7 million, comprised of checking accounts. Additionally, the Company had cash equivalents of $27.8 million, consisting of $26.0 million of U.S. Treasury bills and $1.8 million of money market funds.
5. Royalties Receivable
The royalty receivable of $7.4 million as of June 28, 2014 represents the Company’s estimated amount due for the three months ended June 28, 2014. Pursuant to the settlement agreement, as amended, with Nellcor Puritan Bennett, Inc. (currently Covidien Ltd., or Covidien), the royalties are paid to the Company based on a percentage of sales of Covidien U.S. based pulse oximetry products. The Company recognizes royalty revenue based on the royalty rate per the settlement agreement multiplied by its estimate of Covidien’s sales for each quarter. Any adjustments to the quarterly estimate are recorded prospectively in the following quarter, when the Company receives the Covidien royalty report and payment, which is generally 60 days after the end of each of Covidien’s fiscal quarters.
6. Inventories
Inventories consist of the following (in thousands):

	June 28, 2014	December 28, 2013
Raw materials	$25,611	$26,758
Work in-process	7,135	6,310
Finished goods	25,538	23,745
Total	$58,284	$56,813

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

7. Property and Equipment
Property and equipment, net, consists of the following (in thousands):

	June 28, 2014	December 28, 2013
Machinery and equipment	$34,983	$33,315
Tooling	12,061	11,636
Computer equipment	13,112	11,039
Furniture and office equipment	5,197	4,921
Vehicles	45	45
Leasehold improvements	10,290	8,974
Demonstration units	1,000	956
Construction-in-progress	59,563	3,395
	136,251	74,281
Accumulated depreciation and amortization	(53,822)	(49,415)
Property and equipment, net	$82,429	$24,866
In May 2014, the Company, through a wholly-owned subsidiary, completed the purchase of a 213,400 square foot facility located in Irvine, California (the Property), which will be used as its new corporate and research and development headquarters. The purchase price of the Property was $56.0 million, excluding adjustments, reimbursements, prorations and credits. The Property has been recorded in construction-in-progress pending completion of renovations and being placed into service.
The gross value of furniture and office equipment under capital lease obligations was $0.6 million as of both June 28, 2014 and December 28, 2013, with accumulated depreciation of $0.4 million and $0.3 million as of June 28, 2014 and December 28, 2013, respectively.
8. Intangible Assets
Intangible assets, net consist of the following (in thousands):

	June 28, 2014	December 28, 2013
Cost:
Patents	$19,812	$18,750
Customer relationships	7,669	7,669
Acquired technology	5,580	5,580
Trademarks	3,456	3,338
Capitalized software development costs	2,066	1,612
Other	1,187	969
Total cost	$39,770	37,918
Accumulated amortization:
Patents	(6,202)	(5,679)
Customer relationships	(1,470)	(1,086)
Acquired technology	(1,113)	(834)
Trademarks	(760)	(653)
Capitalized software development costs	(1,359)	(1,270)
Other	(509)	(292)
Total accumulated amortization	(11,413)	(9,814)
Net carrying amount	$28,357	$28,104
Total amortization expense for the six months ended June 28, 2014 and June 29, 2013 was $1.7 million and $1.5 million, respectively. Estimated amortization expense for future fiscal years is as follows (in thousands):

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Fiscal year	Amount
2014 (balance of year)	$1,558
2015	3,372
2016	2,691
2017	2,613
2018	2,423
Thereafter	15,700
Total	$28,357
9. Line of Credit
On April 23, 2014, the Company entered into a five-year revolving credit facility with JPMorgan Chase Bank, National Association (the Bank), that matures on April 23, 2019 (the Credit Facility). The Credit Facility provides for up to an aggregate of $125.0 million in borrowings in multiple currencies. Borrowings under the Credit Facility will be deemed, at the Company’s election, either: (i) an ABR Loan, which bears interest at the Alternate Base Rate (as defined below) plus a spread of 0.225% to1.250% based on the Company’s Total Leverage Ratio (as defined in the Credit Facility), or (ii) a Eurodollar Loan, which bears interest at the Adjusted LIBO Rate (as defined below) plus a spread of 1.125% to 2.250% based on the Company’s Total Leverage Ratio. The Company may also request swingline loans from time to time, subject to certain conditions (Swingline Loans), that bear interest similar to an ABR Loan.
The Alternate Base Rate is determined by taking the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% and (iii) the one-month Adjusted LIBO Rate plus 1.00%. The Adjusted LIBO Rate is equal to LIBOR for the applicable interest period multiplied by the statutory reserve rate for such period.
The Company is obligated under the Credit Facility to pay a fee ranging from 0.225% to 0.300% per annum, based upon the Company’s Total Leverage Ratio, with respect to any unused portion of the Credit Facility. This fee and interest on any ABR Loan are due and payable quarterly in arrears. Interest on any Eurodollar Loan is due and payable at the end of the applicable interest period (or at each three month interval in the case of loans with interest periods greater than three months). Interest on any Swingline Loan is due and payable on the date that the Swingline Loan is required to be repaid. The Company may prepay the loans and terminate the commitments in whole at any time, without premium or penalty, subject to reimbursement of certain costs in the case of Eurodollar Loans.
Pursuant to the terms of the Credit Facility, the Company is subject to certain customary financial and negative covenants. The Company’s obligations under the Credit Facility are secured by substantially all of the Company’s personal property, including all equity interests in domestic subsidiaries and first-tier foreign subsidiaries.
As of June 28, 2014, the Credit Facility had an outstanding $75.0 million Eurodollar loan and the Company was in compliance with all of its covenants.
10. Stock Repurchase Program
In February 2013, the Company’s board of directors authorized the repurchase of up to 6.0 million shares of the Company’s common stock under a new stock repurchase program. The stock repurchase program may be carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1trading plans, block trades and in privately negotiated transactions. During the three and six months ended June 28, 2014, approximately 2.0 million shares were repurchased at an average cost of $24.27 per share for a total repurchase cost of $49.2 million. During the three months ended June 29, 2013, 0.2 million shares were repurchased at an average cost of $19.79 per share for a total repurchase cost of $4.4 million. During the six months ended June 29, 2013, 1.0 million shares were repurchased at an average cost of $19.79 per share for a total repurchase cost of $19.8 million.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

11. Share-Based Compensation
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s stock option plans are as follows (in thousands, except for exercise prices):

	Six Months Ended June 28, 2014
	Shares	Average Exercise Price
Options outstanding, beginning of period	8,911	$22.76
Granted	1,010	$27.32
Canceled	(136)	$23.61
Exercised	(170)	$12.91
Options outstanding, end of period	9,615	$23.40
Options exercisable, end of period	5,713	$23.16
Options available for grant, end of period	6,355
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s share-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Risk-free interest rate	1.5% to 1.8%	0.7% to 1.6%	1.4% to 1.8%	0.7% to 1.6%
Expected term (in years)	5.1	5.5	5.1	5.5
Estimated volatility	32.2% to 33.1%	36.2% to 37.7%	31.8% to 33.1%	36.2% to 39.6%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$7.60	$7.61	$8.65	$7.47
The total share-based compensation expense for the three and six months ended June 28, 2014 was $2.6 million and $5.2 million, respectively. The total share-based compensation expense for the three and six months ended June 29, 2013 was $3.0 million and $6.4 million, respectively. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of June 28, 2014 was $26.9 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of June 28, 2014 was $20.7 million. The aggregate intrinsic value of options exercised during the three and six months ended June 28, 2014 was $1.1 million and $2.6 million, respectively. The aggregate intrinsic value is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The unrecognized share-based compensation as of June 28, 2014 was $22.8 million related to unvested options granted after January 1, 2006. The weighted-average remaining contractual term of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of June 28, 2014 was 6.2 years. The weighted-average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of June 28, 2014 was 2.1 years.
12. Commitments and Contingencies
Leases
The Company leases its facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through December 2020. Certain facility leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight-line method based on total lease payments. The Company also received certain leasehold improvement incentives totaling $0.7 million for its headquarters facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of both June 28, 2014 and June 29, 2013, rent expense accrued in excess of the amount paid aggregated $0.5 million and is classified in other liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company leases automobiles in Europe that are classified as operating leases and expire at various dates

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

through June 2015. The majority of these leases are non-cancelable. The Company also has outstanding capital leases for office equipment and computer equipment, all of which are non-cancelable.
Future minimum lease payments under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands) (including interest):

	As of June 28, 2014
	Operating Leases	Capital Leases	Total
2014 (balance of year)	$2,804	$18	$2,822
2015	3,960	87	4,047
2016	3,245	80	3,325
2017	1,724	75	1,799
2018	1,096	—	1,096
Thereafter	2,210	—	2,210
Total	$15,039	$260	$15,299
Rental expense related to operating leases was $1.5 million and $3.1 million for the three and six months ended June 28, 2014, respectively, and $1.3 million and $2.6 million for the three and six months ended June 29, 2013, respectively. The Company leases office equipment and computer equipment, which have interest rates ranging from 4.3% to 12.0% per year and mature on various dates from July 2014 through October 2017.
Employee Retirement Savings Plan
In 1996, the Company adopted the Masimo Retirement Savings Plan (the Plan), which is a 401(k) plan covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the Plan on a discretionary basis. The Company contributed $0.6 million and $1.2 million to the Plan for the three and six months ended June 28, 2014, respectively, and $0.4 million and $0.8 million to the Plan for the three and six months ended June 29, 2013, respectively.
Employment and Severance Agreements
As of June 28, 2014, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary with annual increases at the discretion of the Compensation Committee of the Company’s board of directors. The employment agreement provides for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement has an initial term of three years, with automatic daily renewal, unless either the Company or the executive notifies the other party of non-renewal of the agreement. Also, under this employment agreement, the key employee may be entitled to receive certain salary, equity, tax, medical and life insurance benefits if he is terminated by the Company, if he terminates his employment for good reason under certain circumstances or if there is a change in control of the Company.
As of June 28, 2014, the Company had severance plan participation agreements with six of its executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, each executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $68.2 million of purchase commitments as of June 28, 2014, which are expected to be purchased within one year. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of June 28, 2014, there were approximately $0.3 million of such unsecured bank guarantees outstanding.
The Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies, in certain circumstances, the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of June 28, 2014, the Company has not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash deposits in U.S. Treasury bills and money market accounts with major financial institutions. As of June 28, 2014, the Company had $95.8 million of bank balances, of which $2.5 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations. As of June 28, 2014, the Company had $1.3 million in money market funds that are not guaranteed by the U.S. Federal government.
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
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three and six months ended June 28, 2014, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $78.6 million and $153.8 million, respectively. During the three and six months ended June 29, 2013, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $72.2 million and $145.7 million, respectively.
As of June 28, 2014, two different just-in-time distributors each represented 7% and 8% of the accounts receivable balance, respectively. As of December 28, 2013, two different just-in-time distributors each represented 8% and 9% of the accounts receivable balance, respectively.
For the three months ended June 28, 2014, the Company had sales through two just-in-time distributors, which each represented 14% and 12% of the total revenue. For the three months ended June 29, 2013, the Company had sales through two just-in-time distributors, which each represented 13% and 10% of the total revenue, respectively.
For the six months ended June 28, 2014, the Company also had sales through two just-in-time distributors, which each represented 14% and 11% of the total revenue, respectively. For the six months ended June 29, 2013, the Company had sales through two just-in-time distributors, which each represented 13% and 11%of the total revenue, respectively. For the three and six months ended June 28, 2014 and June 29, 2013, the just-in-time distributors took and fulfilled orders from the Company’s direct customers, many of whom have signed long-term sensor agreements with the Company.
For the three months ended June 28, 2014 and June 29, 2013, the Company recorded $7.4 million and $7.9 million, respectively, in royalty revenues from Covidien pursuant to the original settlement agreement and amendments. For the six months ended June 28, 2014 and June 29, 2013, the Company recorded $15.0 million and $15.2 million, respectively, in royalty revenues from Covidien pursuant to the original settlement agreement and amendments. In exchange for these royalty payments, the Company has provided Covidien the ability to ship its patent infringing product with a covenant not to sue Covidien as long as Covidien abides by the terms of the agreement. The current royalty rate is 7.75% and the amended agreement can be terminated by Covidien upon 60 days written notice.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Litigation
On February 3, 2009, the Company filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH (collectively, Philips) related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. The suit was brought in the U.S. District Court for the District of Delaware. Two patents originally asserted in this suit, related to the Company’s Measure-Through Motion technology, were successfully enforced in the Company’s previous suit against Nellcor. On June 15, 2009, Philips answered the Company’s complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against the Company as well as counterclaims seeking declaratory judgments of invalidity of the patents asserted by the Company against Philips. On July 9, 2009, the Company filed its answer denying Philips’ counterclaims and asserting various defenses. The Company also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against the Company. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. On October 4, 2010, the Court limited the number of patents to be construed to four for the Company and three for Philips. Further, on October 6, 2010, the Court denied Philips’ motion to bifurcate and stay damages in the patent case. On January 17, 2012, the District Court Judge issued a claim construction order. In 2012, the parties completed expert reports and discovery on some of the patents. In addition, the Company asserted additional patents in 2012, and the Court ordered that these patents and some of the originally asserted patents be tried in a second phase. In 2013, the Magistrate Judge issued reports and recommendations relating to various summary judgment motions filed by the parties. On December 2, 2013, the Court heard oral argument on the parties’ objections to the Magistrate Judge’s reports and recommendations. On March 31, 2014, the District Court Judge ruled on the objections. On April 14, 2014, the parties filed motions for reconsideration of certain rulings, which the Court denied on July 2, 2014. On May 23, 2014, Philips filed a motion for leave to amend its answer and counterclaims to allege inequitable conduct. The Court has not yet ruled on that motion. The parties are currently scheduled for an eight-day jury trial beginning September 15, 2014. The Company believes that it has good and substantial defenses to the antitrust and patent infringement claims asserted by Philips. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.
On December 21, 2012, the Company filed suit against Mindray DS USA, Inc. and Shenzhen Mindray Bio-Medical Electronics Co, Ltd. (Shenzhen Mindray) in the U.S. District Court for the Central District of California. The complaint alleges patent infringement, breach of contract and other claims. Mindray DS USA, Inc. was dismissed from the case based on venue. On June 3, 2013, Shenzhen Mindray answered the Company’s complaint and filed antitrust and related counterclaims against the Company, as well as counterclaims seeking declaratory judgments of invalidity and non-infringement of the patents asserted by the Company against Shenzhen Mindray. On June 24, 2013, the Company filed its answer denying Shenzhen Mindray’s counterclaims and asserting various defenses. On July 17, 2013, the Court granted Shenzhen Mindray’s motion to dismiss the patent claims without prejudice to allow the Company to amend the complaint to provide additional detail supporting Shenzhen Mindray’s direct and indirect infringement of the Company’s patents. On the same day, the Court denied Shenzhen Mindray’s motion to dismiss the Company’s non-patent claims. On August 5, 2013, the Company filed a first amended complaint. On August 21, 2013, Shenzhen Mindray answered the Company’s complaint and reasserted the counterclaims it asserted on June 3, 2013, as well as two additional counterclaims alleging patent infringement. On September 16, 2013, the Company filed its answer denying Shenzhen Mindray’s counterclaims and asserting various defenses. On October 31, 2013, the Court issued a scheduling order setting a trial date of November 4, 2014. On December 10, 2013, Shenzhen Mindray filed a second amended answer and counterclaims, including a new counterclaim for tortious interference. On January 2, 2014, the Company filed a motion for judgment on the pleadings as to Shenzhen Mindray’s antitrust counterclaims and inequitable conduct counterclaims and defenses. The Court granted judgment on the pleadings with leave to amend. On March 27, 2014, Shenzhen Mindray filed a third amended answer and counterclaims. On April 10, 2014, Shenzhen Mindray filed a fourth amended answer and counterclaims. On May 5, 2014, Shenzhen Mindray filed a partial motion for summary judgment of no patent infringement, which the Court denied on June 19, 2014. On May 19, 2014, Shenzhen Mindray filed a motion for judgment on the pleadings contending that Masimo International SARL (a subsidiary of the Company), not Masimo Corporation, has standing to assert its claims relating to breach of contract. The Company opposed this motion and filed a motion to add Masimo International SARL as a plaintiff. On June 26, 2014, the Court granted the Company’s motion to add Masimo International SARL and denied Shenzhen Mindray’s motion for judgment on the pleadings. The Court also vacated the discovery schedule. On July 7, 2014, the Company filed a Second Amended Complaint adding Masimo International SARL as a plaintiff. The Company believes that it has good and substantial defenses to the antitrust, patent infringement and other counterclaims asserted by Shenzhen Mindray. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.
On December 10, 2013, the Company filed suit against Mindray DS USA, Inc., Shenzhen Mindray and Mindray Medical International Ltd. in the Superior Court of New Jersey. The complaint alleges breach of contract and related claims. On January

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

17, 2014, Mindray DS USA, Inc. filed a notice of removal removing the case to the U.S. District Court for the District of New Jersey. On January 24, 2014, Mindray DS USA, Inc. filed a motion seeking to dismiss or stay the action in view of the Company’s action against Shenzhen Mindray in the Central District of California. That motion is pending before the Court and no order from the Court has issued. On February 17, 2014, the Company filed a motion to remand the action to the Superior Court of New Jersey, which is pending before the Court. On April 15, 2014, Mindray Medical International Ltd. filed a motion to dismiss based on lack of personal jurisdiction, challenging service of process, and alleging that the Company failed to state a claim, which is pending before the Court. On June 10, 2014, the Magistrate Judge issued a Report and Recommendation recommending that the action be remanded. On June 25, 2014, Mindray DS USA, Inc., filed objections to the Report and Recommendation, which are pending before the Court. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.
In September 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware by Joseph Ausikaitis naming certain of the Company’s directors and certain executive officers as defendants and the Company as the nominal defendant. The lawsuit alleges claims of breach of fiduciary duty and unjust enrichment in connection with the grant or receipt of stock options under the Company’s 2007 Stock Incentive Plan and related policies. The lawsuit seeks unspecified money damages on the Company’s behalf from the officer and director defendants, various forms of equitable and/or injunctive relief, attorneys’ and other professional fees and costs and various other forms of relief. In November 2012, the defendants filed a motion to dismiss the action, which was denied by the Court in July 2013. Although the outcome of this case cannot be determined, the Company does not expect it to have a material financial impact on its results of operations.
In April 2011, the Company was informed by the United States Attorney’s Office for the Central District of California, Civil Division, that a qui tam complaint had been filed against the Company in the U.S. District Court for the Central District of California by three of the Company’s former physician office sales representatives. The qui tam complaint alleged, among other things, that the Company’s noninvasive hemoglobin products failed to meet their accuracy specifications, and that the Company misled the FDA and customers regarding the accuracy of the products. In November 2011, the United States declined to intervene in the case, and in October 2013, the District Court granted summary judgment in the Company’s favor. The former sales representatives are appealing the District Court’s decision.
In September 2011, two of the same former sales representatives filed employment-related claims against the Company in arbitration also stemming from their allegations regarding the Company’s noninvasive hemoglobin products. On January 16, 2014, the Company was notified that the arbitrator awarded the plaintiffs approximately $5.4 million in damages, which the Company accrued in fiscal 2013. In addition, the Company’s insurance carrier notified the Company that it believed certain defense costs related to the arbitration may no longer be reimbursable in view of the arbitration decision. As a result, the Company accrued a liability of $2.6 million in fiscal 2013 for the costs estimated to have been paid by the insurance carrier. The Company challenged the arbitration award in the U.S. District Court for the Central District of California, and on April 3, 2014, the District Court vacated the award. Accordingly, the Company reversed the $8.0 million charge in the quarter ended March 29, 2014. The former sales representatives are appealing the District Court’s decision. The Company is unable to predict the final outcome of the qui tam and employment matters. A reversal of the District Court’s decision in either matter could have a material adverse effect on the Company’s financial condition and results of operations.
In the third quarter of 2013, the Company was notified that the FDA and the United States Attorney’s Office for the Central District of California, Criminal Division, are investigating the allegations regarding its noninvasive hemoglobin products. In the second quarter of 2014, the Company received grand jury subpoenas requesting documents pertaining to, among other things, the testing, marketing and sales of its Pronto® and Pronto-7® products. The Company and several of its executives, including the CEO, have signed agreements tolling the statute of limitations as to any charges that may be brought. The Company is fully cooperating with the investigation but cannot predict its outcome.
On January 2, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California by Physicians Healthsource, Inc. The complaint alleges that the Company sent unsolicited facsimile advertisements in violation of the Junk Fax Protection Act of 2005 and related regulations. The complaint seeks $500 for each alleged violation, treble damages if the court finds the alleged violations to be knowing, plus interest, costs and injunctive relief. On April 14, 2014, the Company filed a motion to stay the case pending a decision on a related petition filed by the Company with the Federal Communications Commission (FCC). On May 22, 2014, the District Court granted the motion and stayed the case pending a ruling by the FCC on the petition. The Company believes it has good and substantial defenses to the claims, but there is no guarantee that the Company will prevail.
On January 31, 2014, an amended putative class action complaint was filed against the Company in the U.S. District Court for the Northern District of Alabama by and on behalf of two participants in the Surfactant, Positive Pressure, and Oxygenation

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 28, 2014		June 29, 2013		June 28, 2014		June 29, 2013
Geographic Area by Destination
North and South America	$95,462	71.5%	$93,913	72.5%	$188,115	70.8%	$192,635	74.6%
Europe, Middle East and Africa	22,717	17.0	21,477	16.6	49,729	18.7	40,313	15.6
Asia and Australia	15,314	11.5	14,178	10.9	27,881	10.5	25,255	9.8
Total product revenue	$133,493	100.0%	$129,568	100.0%	$265,725	100.0%	$258,203	100.0%
United States	$91,589		$89,766		$179,636		$184,035
14. Income Taxes
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
Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. A valuation allowance has been previously recorded against all of the deferred tax assets of Cercacor. On a quarterly basis, Cercacor’s management reassesses the need for these valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. Cercacor continues to maintain a full valuation allowance as of June 28, 2014 against its net deferred tax assets.
As of June 28, 2014, the liability for income taxes associated with uncertain tax positions was approximately $6.8 million. If fully recognized, approximately $5.7 million (net of federal benefit on state taxes) would impact the Company’s effective tax

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to our stock repurchase program; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” the negative versions of these terms and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission (SEC) filings, including our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, which we filed with the SEC on February 14, 2014. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.
Executive Overview
We are a global medical technology company that develops, manufactures and markets a variety of noninvasive monitoring technologies. We provide our products directly and through distributors and OEM partners to hospitals, emergency medical service (EMS) providers, physician offices, veterinarians, long-term care facilities and consumers. Our mission is to improve patient outcomes and reduce the cost of care by taking noninvasive monitoring to new sites and applications. We were incorporated in California in May 1989 and reincorporated in Delaware in May 1996.
Our core business is measure-through-motion and low-perfusion pulse oximetry monitoring, known as Masimo Signal Extraction Technology® (Masimo SET®) pulse oximetry. Pulse oximetry enables the noninvasive measurement of the oxygen saturation level of arterial blood, which delivers oxygen to the body’s tissues. Pulse oximetry also enables the measurement of pulse rate, which when measured by an electrocardiography (ECG) is called heart rate. Pulse oximetry is one of the most common measurements taken in and out of hospitals around the world. Most pulse oximeter technologies work well when patients are well perfused and not moving. However, when either or both of these conditions occur, conventional pulse oximeters frequently do not provide any measurements, or provide inaccurate measurements. We invented Masimo SET®, which, for the first time, allows pulse oximeters to provide accurate measurements even during patient motion and low perfusion conditions.
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
After introducing Masimo SET®, we have continued to innovate by introducing breakthrough noninvasive measurements that go beyond arterial blood oxygen saturation and pulse rate, and which create new market opportunities in both the hospital and non-hospital care settings. Our product offerings have expanded significantly over the years to also include noninvasive blood constituent, breath and brain-monitoring, including rainbow® Pulse CO-Oximetry, rainbow® Acoustic Monitoring, capnography and anesthetic agent monitoring, and SedLine® brain function electroencephalogram (EEG) monitoring. In addition, we have developed the Root™ patient monitoring and connectivity platform and Patient SafetyNet™ remote patient surveillance monitoring system.

Our rainbow® Pulse CO-Oximetry utilizes both Masimo SET® and licensed rainbow® technology. We believe rainbow® Pulse CO-Oximetry includes the first devices cleared by the U.S. Food and Drug Administration (FDA) to noninvasively and continuously monitor multiple blood-based measurements using multiple wavelengths of light, which previously was only possible through intermittent invasive procedures. SpCO® provides noninvasive and continuous measurement of carboxyhemoglobin, or carbon monoxide levels in the blood. Carbon monoxide is the most common cause of poisoning in the world. When used with other clinical variables, SpCO® may help clinicians and emergency responders detect carbon monoxide poisoning and help determine treatment and additional test options. SpMet® provides noninvasive and continuous measurement of methemoglobin levels in the blood. Elevated methemoglobin in the blood leads to a dangerous condition known as methemoglobinemia, which occurs as a reaction to some common drugs used in hospitals and outpatient procedures. When used with other clinical variables, SpMet® may help clinicians detect methemoglobinemia and help determine treatment and additional test options. SpHb® provides noninvasive and continuous measurement of total hemoglobin. Hemoglobin is the oxygen-carrying component of red blood cells (RBC) and, along with oxygen saturation, determines the oxygen content of blood. Hemoglobin measurement is one of the most frequent invasive laboratory measurements in the world and is often measured as part of a complete blood count (CBC), which measures multiple other blood components. A low hemoglobin status is called anemia, which is generally caused by bleeding or the inability of the body to produce RBCs. SpHb® is available as a continuous monitor or a spot check measurement. Continuous SpHb® monitoring provides real-time visibility into the changes, or lack of changes, in hemoglobin, which can otherwise only be measured through intermittent, invasive blood testing. SpHb® has been shown to help clinicians reduce the number of RBC transfusions and, in multiple cases, has demonstrated its lifesaving ability in helping clinicians detect internal bleeding. Spot check SpHb® measurement, when used with other clinical variables, may help clinicians assess whether a patient’s hemoglobin is lower or higher than may otherwise be assessed without any hemoglobin measurement, which in turn, may help determine additional test options.
Available in both Masimo SET® and rainbow® SET® sensors, Pleth Variability Index (PVI®) provides for the noninvasive and continuous measurement of fluid responsiveness in patients whose breathing is controlled through mechanical ventilation, such as in the operating room or ICU. Fluid administration is critical to optimizing fluid status in surgery and critical care, but traditional invasive methods to guide fluid administration often fail to help clinicians assess fluid responsiveness. Newer methods are complicated and costly and considered appropriate only for the highest-risk patients. When used with other clinical variables, PVI® may help clinicians assess fluid responsiveness and determine treatment options.
Our sound-based monitoring technology called rainbow Acoustic Monitoring™ (RAM™) enables noninvasive monitoring of respiration rate (RRa®). Respiration rate is the number of breaths per minute. A low respiration rate is indicative of respiratory depression and a high respiration rate is indicative of patient distress. Traditional methods used to measure respiration rate are often considered inaccurate, such as impedance pneumography, or are not well tolerated by certain patients, such as capnography. When used with other clinical variables, RRa® may help clinicians assess respiratory status and determine treatment options. RAM™ technology is available from the same circuit board as Masimo SET® and rainbow® Pulse CO-Oximetry measurements, which together we refer to as the rainbow® SET technology platform.
Our SedLine® brain function monitoring product measures the brain’s electrical activity and provides information about a patient’s response to anesthesia. SedLine® may help clinicians assess depth of anesthesia to optimize anesthesia and avoid over- or under-titration of anesthetics.
Although not currently available for sale in the U.S., we received the CE Mark for respiration rate from the plethysmograph waveform (RRp™) in 2011. RRp™ enables monitoring of breathing status from a standard Masimo SET® pulse oximetry or rainbow® Pulse CO-Oximeter sensor®. The RRp™ measurement is determined by the variations in the plethysmograph waveform due to respiration, although the measurement is not possible in all patients or many conditions and may not immediately indicate changes in respiration rate. For patients requiring accurate and sensitive respiration rate monitoring, we believe that our RRa® measurement is better at detecting pauses in breathing than RRp™. The RRa® measurement also provides an important visual indication of breathing through the displayed acoustic waveform.
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

Our universal “Board-in-Cable” pulse oximetry solution (uSpO2™) enables easier and faster integration of our products for OEM partners due to the ability to integrate Masimo SET® through software only. SpfO2™, a new parameter not currently available for sale in the U.S., has received the CE mark and allows for the noninvasive measurement of fractional arterial oxygen saturation. Previously, pulse oximeters could only measure and display functional oxygen saturation (SpO2), so when patients had elevated carboxyhemoglobin and/or elevated methemoglobin, the displayed functional oxygen saturation overestimated the actual oxygen saturation value. SpfO2™ allows more precise arterial oxygenation assessment in patients with elevated dyshemoglobins, common throughout the hospital and pre-hospital setting, compared to functional oxygen saturation.
Our portfolio of capnography and gas monitoring products range from OEM solutions for external “plug-in-and-measure” analyzers and integrated modules to handheld devices. With multiple measurements delivered through either sidestream (ISA™, AX+™, OR+™) or mainstream (IRMA™) options, our customers can benefit from end tidal CO2, (EtCO2,), N2O, O2 and anesthetic agent monitoring in many hospital and pre-hospital environments, such as the operating room (OR), procedural sedation, ICU and EMS scenarios. In addition, our EMMA™ Capnograph with waveform display offers clinicians greater assessment of EtCO2 and respiration rate, as well as assists in recognition of return to spontaneous circulation, for a variety of clinical settings, including emergency medicine and transport, ORs, ICUs, patient rooms and clinics. EMMA™ fits in the palm of the hand, and we believe it is the smallest and most portable capnograph in the world.
iSpO2® uses Masimo SET® technology for Measure-Through Motion and Low Perfusion performance to deliver measurements through a pulse oximeter cable and sensor with technology to an iPhone, iPad or iPod touch. The first version of iSpO2® allows consumers to use their iPhone, iPad or iPod touch to check their own arterial blood SpO2, pulse rate and perfusion index measurements. In the U.S., iSpO2® is available online for sports and aviation use only, and is not intended for medical use. In October 2013, iSpO2® was released in Japan for the iPhone, iPad and iPod touch. In December 2013, we received the CE mark on iSpO2® for the Android operating system, enabling functionality on select Android-based phones outside of the U.S. The iSpO2® Rx, the professional version for medical use, also received the CE mark in December 2013. The iSpO2® Rx product is not yet available in the U.S. but is available outside of the U.S.
In June 2014, we announced FDA clearance for our Root™ platform with capnography, wireless communication and Iris™ connectivity for third-party medical devices. Root™ is a powerful new patient monitoring and connectivity platform that integrates our breakthrough rainbow® and SET® measurements with multiple additional parameters being made available through Masimo Open Connect™ (MOC-9™) in an integrated, clinician-centric platform. The first two MOC-9™ technologies for Root™ were SedLine® brain function monitoring and Phasein™ capnography. Our third MOC-9™ technology for Root™, O3™ regional oximetry, provides for continuous and simultaneous measurement of tissue oxygen saturation (rSO2) and SpO2 to help detect regional hypoxemia that pulse oximetry alone can miss. O3™ regional oximetry has received the CE mark but is not currently available for sale in the U.S. Iris™ connectivity in Root™ enables third-party devices such as intravenous pumps and ventilators to connect through Root™ enabling display, notification and documentation to the electronic medical record through Masimo Patient SafetyNet™. In combination with a Radical-7® handheld device using rainbow® Pulse CO-Oximetry and rainbow® Acoustic Monitoring™, Root™ will help clinicians instantly interpret and quickly change display of multiple measurements, helping to simplify patient care workflows and empower caregivers to help make quicker patient assessments, earlier interventions and better clinical decisions throughout the continuum of care.
Our pulse oximetry technology is generally contained on a circuit board which is placed inside a standalone pulse oximetry monitor, placed inside OEM multiparameter monitors or included as part of an external “Board-in-Cable” solution which is plugged into a port on an OEM or other device. All of these solutions use our proprietary single-patient use and reusable sensors and cables. We sell our products to end-users through our direct sales force and certain distributors, as well as our OEM partners, for incorporation into their products. In 2013, we also began selling our pulse oximetry products in the consumer market. As of June 28, 2014, we estimate that the worldwide installed base of our pulse oximeters and OEM monitors that incorporate Masimo SET® and rainbow® SET was approximately 1,260,000 units, excluding handheld devices. Our installed base is the primary driver for the recurring sales of our pulse oximeter and Pulse CO-Oximeter sensors, most notably single-patient adhesive sensors. Based on industry reports, we estimate that the worldwide pulse oximetry market is nearly $1.5 billion in 2014, the largest component being sensors.
Our strategy is to utilize the accuracy and broad clinical benefits of our technologies to:

1)	be the leading choice for pulse oximetry in traditionally monitored areas, in and out of the hospital;

2)	expand the use of pulse oximetry beyond the critical care settings, including to the general floor of the hospital;

3)	create demand for the use of breakthrough rainbow® measurements by our hospital customers;

4)	offer rainbow® measurements to new markets such as EMS and physician offices;

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
In February 2009, in order to accelerate the product development of our hemoglobin spot-check measurement device, we agreed to fund additional engineering expenses of Cercacor. Specifically, these expenses included third-party engineering materials and supplies expense, as well as 60% of Cercacor’s total engineering and engineering-related payroll expenses, during both the three months ended June 28, 2014 and June 29, 2013. We expect this arrangement to continue in the future. During the three and six months ended June 28, 2014, the funding for Cercacor’s additional expenses totaled $0.9 million and $1.8 million, respectively. For additional discussion of Cercacor, see Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Part I, Item 1. “Business—Cercacor Laboratories, Inc.” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed with the SEC on February 14, 2014.
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
Stock Repurchase Program
In February 2013, our board of directors authorized us to repurchase up to 6.0 million shares of our common stock under a repurchase program. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. We have paid for prior repurchases of stock with available cash and cash equivalents. During the six months ended June 28, 2014, approximately 2.0 million shares were repurchased, at an average cost of $24.27 per share, for a total repurchase price of $49.2 million. As of June 28, 2014, approximately 3.0 million shares remain authorized for repurchase under the program.

Medical Device Excise Tax
In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation. Among other initiatives, these laws impose new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, with certain exemptions, beginning on January 1, 2013. During the three and six months ended June 28, 2014, our medical device excise tax expense was $1.6 million and $3.2 million, respectively, which was recorded within our selling, general and administrative expenses.
Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 28, 2014	% of Revenue	June 29, 2013	% of Revenue	June 28, 2014	% of Revenue	June 29, 2013	% of Revenue
Revenue:
Product	$133,493	94.7%	$129,568	94.3%	$265,725	94.7%	$258,203	94.5%
Royalty	7,430	5.3	7,854	5.7	15,012	5.3	15,161	5.5
Total revenue	140,923	100.0	137,422	100.0	280,737	100.0	273,364	100.0
Cost of goods sold	47,828	33.9	46,190	33.6	95,341	34.0	92,551	33.9
Gross profit	93,095	66.1	91,232	66.4	185,396	66.0	180,813	66.1
Operating expenses:
Selling, general and administrative	61,347	43.5	54,173	39.4	117,469	41.8	106,446	38.9
Research and development	13,343	9.5	13,879	10.1	27,339	9.7	28,046	10.3
Litigation award and defense costs	—	—	—	—	(8,010)	(2.9)	—	—
Total operating expenses	74,690	53.0	68,052	49.5	136,798	48.7	134,492	49.2
Operating income	18,405	13.1	23,180	16.9	48,598	17.3	46,321	16.9
Non-operating income (expense)	323	0.2	(238)	(0.2)	523	0.2	(2,564)	(0.9)
Income before provision for income taxes	18,728	13.3	22,942	16.7	49,121	17.5	43,757	16.0
Provision for income taxes	4,776	3.4	8,294	6.0	12,678	4.4	12,707	4.6
Net income including noncontrolling interest	13,952	9.9	14,648	10.7	36,443	13.0	31,050	11.4
Net (income) loss attributable to the noncontrolling interest	(150)	(0.1)	2,390	1.7	(9)	—	2,416	0.9
Net income attributable to Masimo Corporation stockholders	$13,802	9.8%	$17,038	12.4%	$36,434	13.0%	$33,466	12.2%
Comparison of the Three Months ended June 28, 2014 to the Three Months ended June 29, 2013
Revenue. Total revenue increased $3.5 million, or 2.5%, to $140.9 million for the three months ended June 28, 2014 from $137.4 million for the three months ended June 29, 2013. Product revenues increased $3.9 million, or 3.0%, to $133.5 million for the three months ended June 28, 2014 from $129.6 million for the three months ended June 29, 2013. This increase was primarily due to higher consumable product sales of $111.9 million for the three months ended June 28, 2014 compared to $106.6 million for the three months ended June 29, 2013, resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 1,260,000 units at June 28, 2014, up from 1,148,000 units at June 29, 2013.

Revenue generated through our direct and distribution sales channels increased $5.1 million, or 4.7%, to $113.3 million for the three months ended June 28, 2014, compared to $108.2 million for the three months ended June 29, 2013. During the three months ended June 28, 2014, revenues from our OEM channel declined by $1.2 million, or 5.6%, to $20.2 million from $21.4 million for the three months ended June 29, 2013. Our royalty revenue decreased to $7.4 million for the three months ended June 28, 2014 from $7.9 million for the three months ended June 29, 2013.
Cost of goods sold. Cost of goods sold includes the cost of producing, supporting and managing our supply of finished products. Cost of goods sold increased $1.6 million compared to the three months ended June 29, 2013. Our total gross margin decreased to 66.1% for the three months ended June 28, 2014 from 66.4% for the three months ended June 29, 2013. Excluding royalties, product gross margin decreased to 64.2% for the three months ended June 28, 2014 from 64.4% for the three months ended June 29, 2013. This net decrease in product margin was primarily due to product mix and lower average selling prices offset slightly by the benefit of our continued product cost reduction efforts. Approximately $0.1 million of share-based compensation expense was included in cost of goods sold for both the three months ended June 28, 2014 and June 29, 2013. We incurred $1.7 million and $1.3 million in Cercacor royalty expenses for the three months ended June 28, 2014 and June 29, 2013, respectively, which have been eliminated in our condensed consolidated financial statements for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 62.9% for the three months ended June 28, 2014 and 63.4% for the three months ended June 29, 2013.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses increased $7.2 million, or 13.2%, for the three months ended June 28, 2014 compared to the three months ended June 29, 2013. This increase was primarily attributable to higher legal expenses of approximately $2.4 million, a one-time charitable donation to the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (the Masimo Foundation) of approximately $2.5 million, approximately $1.3 million of additional costs associated with headcount growth, and approximately $0.7 million of higher marketing related costs. Approximately $2.0 million and $2.4 million of share-based compensation expense was included in selling, general and administrative expenses for the three months ended June 28, 2014 and June 29, 2013, respectively. Also included in total selling, general and administrative expenses were $0.8 million and $0.6 million of direct expenses incurred by Cercacor for the three months ended June 28, 2014 and June 29, 2013, respectively.
Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses decreased slightly by $0.5 million, or 3.9%, for the three months ended June 28, 2014 compared to the three months ended June 29, 2013. This decrease was primarily due to lower engineering project expenses in the three months ended June 28, 2014 resulting from a shift in the timing of certain expected project expenses from the first half to the last half of fiscal year 2014. Included in research and development for each of the three months ended June 28, 2014 and June 29, 2013 was approximately $0.5 million of share-based compensation expense. Also included in total research and development expenses were $0.9 million of engineering expenses incurred by Cercacor for each of the three months ended June 28, 2014 and June 29, 2013.
Non-operating income (expense). Non-operating income (expense) consists primarily of interest income, interest expense and foreign exchange gains (losses). Non-operating income was $0.3 million for the three months ended June 28, 2014 as compared to non-operating expense of $0.2 million for the three months ended June 29, 2013. This net change of $0.5 million was primarily due to the recognition of net realized and unrealized gains on foreign currency denominated transactions during the three months ended June 28, 2014, as compared to the recognition of net realized and unrealized losses on foreign currency denominated transactions during the three months ended June 29, 2013. The net realized and unrealized gains on foreign currency denominated transactions recognized during the three months ended June 28, 2014 resulted primarily from gains due to the strengthening of the U.S. Dollar against the Swedish Krona, offset by losses due to the strengthening of the U.S. Dollar against the Euro and Japanese Yen. The net realized and unrealized losses on foreign currency denominated transactions recognized during the three months ended June 29, 2013 resulted primarily from the strengthening of the U.S. Dollar against the Japanese Yen during the same three month period.
Provision for Income Taxes. Our provision for income taxes was $4.8 million, or an effective tax rate of 25.5%, for the three months ended June 28, 2014, compared to $8.3 million, or an effective tax rate of 36.2%, for the three months ended June 29, 2013. The significantly higher rate for the three months ended June 29, 2013 was primarily due to a discrete charge related to the establishment of a valuation allowance against the deferred tax assets of Cercacor. Also contributing to the lower rate for the three months ended June 28, 2014 was a change in the expected geographic mix of our fiscal 2014 pre-tax income, which was partially offset by an increase in rate due to the expiration of the federal research tax credit at the end of 2013. Our future effective income tax rate will depend on various factors, including changes in tax laws, changes in deferred tax asset valuation allowances, the recognition and derecognition of tax benefits associated with uncertain tax positions and the geographic composition of our pre-tax income.
Comparison of the Six Months ended June 28, 2014 to the Six Months ended June 29, 2013
Revenue. Total revenue increased $7.4 million, or 2.7%, to $280.7 million for the six months ended June 28, 2014 from $273.4 million for the six months ended June 29, 2013. Product revenues increased $7.5 million, or 2.9%, to $265.7 million in the six months ended June 28, 2014 from $258.2 million in the six months ended June 29, 2013. This increase was primarily attributable to higher consumable product sales of $222.4 million for the six months ended June 28, 2014 compared to $216.4 million for the six months ended June 29, 2013, resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 1,260,000 units at June 28, 2014, up from 1,148,000 units at June 29, 2013. Total rainbow® product revenue increased $2.4 million, or 11.0%, to $24.4 million for the six months ended June 28, 2014, compared to $22.0 million for the six months ended June 29, 2013. Revenue generated through our direct and distribution sales channels increased $8.2 million, or 3.8%, to $224.4 million for the six months ended June 28, 2014, compared to $216.2 million for the six months ended June 29, 2013. During the six months ended June 28, 2014, revenues from our OEM channel decreased slightly by $0.7 million, or 1.7%, to $41.3 million from $42.0 million for the six months ended June 29, 2013. Our royalty revenue decreased to $15.0 million in the six months ended June 28, 2014, from $15.2 million in the six months ended June 29, 2013.
Cost of Goods Sold. Cost of goods sold increased $2.7 million to $95.3 million in the six months ended June 28, 2014 from $92.6 million in the six months ended June 29, 2013. Our total gross margin decreased slightly to 66.0% for the six months ended June 28, 2014 compared to 66.1% for the six months ended June 29, 2013. Excluding royalties, product gross margin also decreased slightly to 64.1% for the six months ended June 28, 2014 compared to 64.2% for the six months ended June 29, 2013. Approximately $0.2 million of share-based compensation expense was included in cost of sales for each of the six months ended June 28, 2014 and June 29, 2013. We incurred $3.2 million in Cercacor royalty expenses for the six months ended June 28, 2014 and $2.5 million for the six months ended June 29, 2013, both of which have been eliminated in our condensed consolidated financial statements for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 62.9% for the six months ended June 28, 2014 and 63.2% the six months ended June 29, 2013.
Selling, General and Administrative. Selling, general and administrative expenses increased $11.0 million, or 10.4%, for the six months ended June 28, 2014 compared to the six months ended June 29, 2013. This increase was primarily attributable to higher legal expenses of approximately $5.5 million, a charitable donation to the Masimo Foundation of approximately $2.5 million, approximately $1.8 million of additional costs associated with headcount growth, and approximately $0.8 million of higher advertising and marketing-related costs. Approximately $4.1 million and $5.0 million of share-based compensation expense was included in selling, general and administrative expenses for the six months ended June 28, 2014 and June 29, 2013, respectively. Also included in total selling, general and administrative expenses were $1.6 million and $1.4 million of direct expenses incurred by Cercacor for the six months ended June 28, 2014 and June 29, 2013, respectively.
Research and Development. Research and development expenses decreased $0.7 million, or 2.5%, to $27.3 million for the six months ended June 28, 2014 compared to the six months ended June 29, 2013. This decrease was primarily due to lower engineering project expenses during the six months ended June 28, 2014 due to a shift in the timing of certain project-related expenses from the first half to the last half of fiscal year 2014. Included in research and development expenses for each of the six months ended June 28, 2014 and June 29, 2013 was approximately $0.9 million and $1.2 million, respectively, of share-based compensation expense. Also included in total research and development expenses were $1.8 million and $2.0 million of engineering expenses incurred by Cercacor for the six months ended June 28, 2014 and June 29, 2013, respectively.
Litigation Award and Defense Costs. Two of our former physician office sales representatives filed employment-related claims against us in 2011 regarding our noninvasive hemoglobin monitoring products. In January 2014, an arbitrator awarded the plaintiffs approximately $5.4 million in damages. As a result of this award, we took a charge of $8.0 million in the fiscal quarter ended December 28, 2013, which included $5.4 million in damages and $2.6 million in defense-related costs. We challenged the award in the U.S. District Court for the Central District of California, and on April 3, 2014, the District Court vacated the award. Accordingly, we reversed the previous $8.0 million charge in the first quarter of fiscal year 2014. We are unable to predict the final outcome of this matter; however, a reversal of the District Court’s ruling could have a material adverse effect on our results of operations in the future. See Note 12 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Non-operating income (expense). Non-operating income was $0.5 million for the six months ended June 28, 2014 as compared to non-operating expense of $2.6 million for the six months ended June 29, 2013. This net change of $3.1 million was primarily due to higher net realized and unrealized gains on foreign currency denominated transactions during the six months ended June 28, 2014, as compared to the recognition of net realized and unrealized losses on foreign currency denominated transactions during the six months ended June 29, 2013. The net realized and unrealized gains recognized during the six months ended June 28, 2014 resulted primarily from gains due to the strengthening of the U.S. Dollar against the Swedish Krona, offset by losses due to the strengthening of the U.S. Dollar against the Euro. The net realized and unrealized losses recognized during the six months ended June 29, 2013 resulted primarily from losses due to the strengthening of the U.S. Dollar against the Japanese Yen, Australian Dollar and Euro.
Provision for Income Taxes. Our provision for income taxes was $12.7 million, or an effective rate of 25.8%, for the six months ended June 28, 2014, compared to $12.7 million, or an effective rate of 29.0%, for the six months ended June 29, 2013. The higher rate for the six months ended June 29, 2013 was primarily due to a $2.0 million charge related to the establishment of a valuation allowance against the deferred tax assets of Cercacor, which was partially offset by a discrete benefit for the retroactive reinstatement of the federal research tax credit back to fiscal 2012. Also contributing to the lower rate for the six months ended June 28, 2014 was a change in the expected geographic mix of our fiscal 2014 pre-tax income, which was partially offset by an increase in rate due to the expiration of the federal research tax credit at the end of 2013.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, funds expected to be generated from operations, and funds available under our Credit Facility. At June 28, 2014, we had approximately $100.7 million in working capital and approximately $97.1 million in cash and cash equivalents as compared to approximately $168.0 million in working capital and approximately $95.5 million in cash and cash equivalents at December 28, 2013. We currently do not maintain an investment portfolio but have the ability to invest in various security holdings, types and maturities that meet credit quality standards in accordance with our investment guidelines.
As of June 28, 2014, we had cash totaling $61.0 million held outside of the U.S., a portion of which was accessible without a significant tax cost. In managing our day-to-day liquidity and capital structure, we do not rely on foreign earnings as a source of funds. We currently have sufficient funds for domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes with respect to any such repatriation.
During the three months ended June 28, 2014, we received $7.5 million from Covidien for royalties related to their U.S. sales pursuant to the terms of our amended settlement agreement. Based on the terms of such agreement, as of June 28, 2014, Covidien has the right to stop paying us royalties, subject to certain notice requirements. See “Covidien may seek to avoid paying any royalties to us, which would significantly reduce our royalty revenue, total revenues and adversely affect our business, financial condition and results of operations” under Part II, Item 1A - Risk Factors, in this Quarterly Report on Form 10-Q.
Cash Flows

The following table summarizes our cash flows (in thousands):
	Three Months Ended
	June 28, 2014	June 29, 2013
Net cash provided by (used in):
Operating activities	$38,794	$32,403
Investing activities	(63,963)	(6,090)
Financing activities	27,909	(19,493)
Effect of foreign currency exchange rates on cash	(1,114)	(301)
Increase in cash and cash equivalents	$1,626	$6,519
Operating Activities. Cash provided by operating activities was $38.8 million in the six months ended June 28, 2014. This increase was due primarily to net income of $36.4 million, non-cash activity for depreciation and amortization of $6.1 million and share-based compensation of $5.2 million. In addition, deferred revenue increased by $3.3 million related to shipments of equipment to customers pursuant to sales on long-term sensor contracts, accounts receivable decreased by $1.2 million due to timing of collections, and accounts payable increased by $1.2 million due to the timing of payments. These sources of cash were primarily offset by a decrease in accrued compensation totaling $5.7 million due to the payment of bonuses, and a decrease in deferred cost of goods sold totaling $2.4 million related to shipments of equipment to customers.
Cash provided by operating activities was $32.4 million in the six months ended June 29, 2013. Sources of cash consisted primarily of net income including noncontrolling interest of $31.1 million, non-cash activity for share-based compensation and depreciation and amortization of $6.4 million and $5.6 million, respectively. In addition, accounts payable increased by $4.6 million due to timing of payments. These sources of cash were offset by an increase in inventories of $8.4 million to meet the anticipated future demand for our new products, an increase in deferred cost of goods sold of $5.7 million due to continued shipments of equipment to customers pursuant to long-term sensor contracts, and an increase in prepaid income taxes of $3.4 million due to the prepayment of federal income taxes.
Investing Activities. Cash used in investing activities for the three months ended June 28, 2014 was $64.0 million, consisting primarily of $62.1 million for purchases of property and equipment, including $56.0 million related to the purchase of our new corporate headquarters, and $1.9 million of intangible assets related to capitalized patent and trademark costs. Cash used in investing activities for the six months ended June 29, 2013 was $6.1 million, consisting of $3.9 million for purchases of property and equipment to support our manufacturing operations and $2.2 million of intangible assets related to capitalized patent and trademark costs.
Financing Activities. Cash used in financing activities for the six months ended June 28, 2014 was $27.9 million, primarily resulting from borrowings under the line of credit totaling $75.0 million offset by common stock repurchase transactions totaling $49.2 million. Cash used in financing activities for the six months ended June 29, 2013 was $19.5 million, primarily resulting from common stock repurchase transactions totaling $19.8 million.
Capital Resources and Prospective Capital Requirements
On April 23, 2014, we entered into a five-year revolving credit facility with JPMorgan Chase Bank, National Association that matures on April 23, 2019 (the Credit Facility). The Credit Facility provides for up to an aggregate of $125.0 million in borrowings in multiple currencies that can be used for general corporate, capital investment and working capital purposes. Pursuant to the terms of the Credit Facility, we are subject to certain financial and non-financial covenants. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
On May16, 2014, we completed the purchase of our new corporate headquarters facility in Irvine, California for $56.0 million (excluding adjustments, reimbursements, prorations and credits). Over the next twelve months, we expect to incur approximately $30.0 million in additional reconstruction and other building-related costs. We intend to fund the additional reconstruction and other related costs through the Credit Facility and available cash and cash equivalents.
As of June 28, 2014, we had an outstanding balance of $75.0 million under the Credit Facility and an outstanding balance of $0.2 million related to capital leases related to office and computer equipment. We had no other debt obligations.
In February 2013, our board of directors authorized the repurchase of up to 6.0 million shares of our common stock under a repurchase program. During the six months ended June 28, 2014, approximately 2.0 million shares were repurchased at an average cost of $24.27 per share. As of June 28, 2014, approximately 3.0 million shares remain authorized for repurchase under the program.
In the future, in addition to funding our working capital requirements, we anticipate our primary use of cash to be the equipment that we provide to hospitals under our long-term sensor purchase agreements. We anticipate additional capital purchases related to renovation for our new corporate headquarters as well as expanding our worldwide operations, including manufacturing, sales, marketing and other areas of necessary infrastructure growth. We also anticipate possible uses of cash for the acquisition of technologies or technology companies and/or additional stock repurchases.
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
Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we engaged in these relationships. As of June 28, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of net revenues, expenses, assets and liabilities. We regularly evaluate our estimates and assumptions related to our critical accounting policies, including revenue recognition and deferred revenue, inventory and related reserves for excess or obsolete inventory, allowance for doubtful accounts, share-based compensation, goodwill, deferred taxes and related valuation allowances, uncertain tax positions, tax contingencies, litigation costs and loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. Changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact on our condensed consolidated financial statements and future results of operations may be material. For a description of our critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. There have been no material changes to any of our critical accounting policies during the six months ended June 28, 2014.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuations in interest expense is limited to interest associated with our outstanding capital lease arrangements, which have fixed interest rates, and any borrowings under our Credit Facility. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at June 28, 2014. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.
Foreign Currency Exchange Rate Risk
A majority of our assets and liabilities are maintained in the United States in U.S. Dollars and a majority of our sales and expenditures are transacted in U.S. Dollars. However, we also transact with foreign customers in currencies other than the U.S. Dollar. These foreign currency revenues, when converted into U.S. Dollars, can vary depending on average exchange rates during a respective period. In addition, certain of our foreign subsidiaries transact in their respective country’s local currency, which is also their functional currency. As a result, expenses of these foreign subsidiaries, when converted into U.S. Dollars, can vary depending on the average exchange rates during a respective period.
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
Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended(the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s regulations, rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
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
There has been no change in our internal control over financial reporting during the quarter ended June 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
On February 3, 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH (collectively, Philips) related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. The suit was brought in the U.S. District Court for the District of Delaware. Two patents originally asserted in this suit, related to our Measure-Through Motion technology, were successfully enforced in our previous suit against Nellcor. On June 15, 2009, Philips answered our complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against us as well as counterclaims seeking declaratory judgments of invalidity of the patents asserted by us against Philips. On July 9, 2009, we filed our answer denying Philips’ counterclaims and asserting various defenses. We also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against us. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. On October 4, 2010, the Court limited the number of patents to be construed to four for us and three for Philips. In addition, on October 6, 2010, the Court denied Philips’ motion to bifurcate and stay damages in the patent case. On January 17, 2012, the District Court Judge issued a claim construction order. In 2012, the parties completed expert reports and discovery on some of the patents. In addition, we asserted additional patents in 2012, and the Court ordered that these patents and some of the originally asserted patents be tried in a second phase. In 2013, the Magistrate Judge issued reports and recommendations relating to various summary judgment motions filed by the parties. On December 2, 2013, the Court heard oral argument on the parties’ objections to the Magistrate Judge’s reports and recommendations. On March 31, 2014, the District Court Judge ruled on the objections. On April 14, 2014, the parties filed motions for reconsideration of certain rulings, which the Court denied on July 2, 2014. On May 23 2014, Philips filed a motion for leave to amend its answer and counterclaims to allege inequitable conduct. The Court has not yet ruled on that motion. The parties are currently scheduled for an eight-day jury trial beginning September 15, 2014. We believe that we have good and substantial defenses to the antitrust and patent infringement claims asserted by Philips. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.
On December 21, 2012, we filed suit against Mindray DS USA, Inc. and Shenzhen Mindray Bio-Medical Electronics Co, Ltd. (Shenzhen Mindray) in the U.S. District Court for the Central District of California. The complaint alleges patent infringement, breach of contract and other claims. Mindray DS USA, Inc. was dismissed from the case based on venue. On June 3, 2013, Shenzhen Mindray answered our complaint and filed antitrust and related counterclaims against us, as well as counterclaims seeking declaratory judgments of invalidity and non-infringement of the patents asserted by us against Shenzhen Mindray. On June 24, 2013, we filed our answer denying Shenzhen Mindray’s counterclaims and asserting various defenses. On July 17, 2013, the Court granted Shenzhen Mindray’s motion to dismiss the patent claims without prejudice to allow us to amend the complaint to provide additional detail supporting Shenzhen Mindray’s direct and indirect infringement of our patents. On the same day, the Court denied Shenzhen Mindray’s motion to dismiss our non-patent claims. On August 5, 2013, we filed a first amended complaint. On August 21, 2013, Shenzhen Mindray answered our complaint and reasserted the counterclaims it asserted on June 3, 2013, as well as two additional counterclaims alleging patent infringement. On September 16, 2013, we filed our answer denying Shenzhen Mindray’s counterclaims and asserting various defenses. On October 31, 2013, the Court issued a scheduling order setting a trial date of November 4, 2014. On December 10, 2013, Shenzhen Mindray filed a second amended answer and counterclaims, including a new counterclaim for tortious interference. On January 2, 2014, we filed a motion for judgment on the pleadings as to Shenzhen Mindray’s antitrust counterclaims and inequitable conduct counterclaims and defenses. The Court granted judgment on the pleadings with leave to amend. On March 27, 2014, Shenzhen Mindray filed a third amended answer and counterclaims. On April 10, 2014, Shenzhen Mindray filed a fourth amended answer and counterclaims. On May 5, 2014, Shenzhen Mindray filed a partial motion for summary judgment of no patent infringement, which the Court denied on June 19, 2014. On May 19, 2014, Shenzhen Mindray filed a motion for judgment on the pleadings contending that Masimo International SARL (our subsidiary), not Masimo Corporation, has standing to assert its claims relating to breach of contract. We opposed this motion and filed a motion to add Masimo International SARL as a plaintiff. On June 26, 2014, the Court granted our motion to add Masimo International SARL and denied Shenzhen Mindray’s motion for judgment on the pleadings. The Court also vacated the discovery schedule. On July 7, 2014, we filed a Second Amended Complaint adding Masimo International SARL as a plaintiff. We believe that we have good and substantial defenses to the antitrust, patent infringement and other counterclaims asserted by Shenzhen Mindray. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.
On December 10, 2013, we filed suit against Mindray DS USA, Inc., Shenzhen Mindray and Mindray Medical International Ltd. in the Superior Court of New Jersey. The complaint alleges breach of contract and related claims. On January 17, 2014, Mindray DS USA, Inc. filed a notice of removal removing the case to the U.S. District Court for the District of New Jersey. On

January 24, 2014, Mindray DS USA, Inc. filed a motion seeking to dismiss or stay the action in view of our action against Shenzhen Mindray in the Central District of California. That motion is pending before the Court and no order from the Court has issued. On February 17, 2014, we filed a motion to remand the action to the Superior Court of New Jersey, which is pending before the Court. On April 15, 2014, Mindray Medical International Ltd. filed a motion to dismiss based on lack of personal jurisdiction, challenging service of process, and alleging that we failed to state a claim, which is pending before the Court. On June 10, 2014, the Magistrate Judge issued a Report and Recommendation recommending that the action be remanded. On June 25, 2014, Mindray DS USA, Inc., filed objections to the Report and Recommendation, which are pending before the Court. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.
In September 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware by Joseph Ausikaitis naming certain of our directors and certain executive officers as defendants and us as the nominal defendant. The lawsuit alleges claims of breach of fiduciary duty and unjust enrichment in connection with the grant or receipt of stock options under our 2007 Stock Incentive Plan and related policies. The lawsuit seeks unspecified money damages on our behalf from the officer and director defendants, various forms of equitable and/or injunctive relief, attorneys’ and other professional fees and costs and various other forms of relief. In November 2012, the defendants filed a motion to dismiss the action, which was denied by the Court in July 2013. Although the outcome of this case cannot be determined, we do not expect it to have a material financial impact on our results of operations.
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
In September 2011, two of the same former sales representatives filed employment-related claims against us in arbitration also stemming from their allegations regarding our noninvasive hemoglobin products. On January 16, 2014, we were notified that the arbitrator awarded the plaintiffs approximately $5.4 million in damages. We challenged the arbitration award in the U.S. District Court for the Central District of California, and on April 3, 2014, the District Court vacated the award. The former sales representatives are appealing the District Court’s decision. We are unable to predict the final outcome of the qui tam and employment matters. A reversal of the District Court’s decision in either matter could have a material adverse effect on our financial condition and results of operations.
In the third quarter of 2013, we were notified that the FDA and the United States Attorney’s Office for the Central District of California, Criminal Division, are investigating the allegations regarding our noninvasive hemoglobin products. In the second quarter of 2014, we received grand jury subpoenas requesting documents pertaining to, among other things, the testing, marketing and sales of our Pronto® and Pronto-7® products. We and several of our executives, including our CEO, have signed agreements tolling the statute of limitations as to any charges that may be brought. We are fully cooperating with the investigation but cannot predict its outcome.
On January 2, 2014, a putative class action complaint was filed against us in the U.S. District Court for the Central District of California by Physicians Healthsource, Inc. The complaint alleges that we sent unsolicited facsimile advertisements in violation of the Junk Fax Protection Act of 2005 and related regulations. The complaint seeks $500 for each alleged violation, treble damages if the court finds the alleged violations to be knowing, plus interest, costs and injunctive relief. On April 14, 2014, we filed a motion to stay the case pending a decision on a related petition filed by us with the Federal Communications Commission (FCC). On May 22, 2014, the District Court granted the motion and stayed the case pending a ruling by the FCC on the petition. We believe we have good and substantial defenses to the claims, but there is no guarantee that we will prevail.
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
Given that certain rainbow® technology products are relatively new to the marketplace, we do not know to what degree the market will accept these products, if at all. Even if our customers recognize the benefits of our products, we cannot assure you that our customers will purchase them in quantities sufficient for us to be profitable or successful. We will need to invest in significant sales and marketing resources to achieve market acceptance of these products with no assurance of success. The degree of market acceptance of these products will depend on a number of factors, including:

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
Our ability to commercialize new products, new or improved technologies and additional applications for Masimo SET® and our licensed rainbow® technology are each limited to certain markets by our Cross-Licensing Agreement with Cercacor, which may impair our growth and adversely affect our financial condition and results of operations.
In May 1998, we spun off a newly-formed entity, Cercacor, and provided it rights to use Masimo SET® to commercialize non-vital signs monitoring applications, while we retained the rights to Masimo SET® to commercialize vital signs monitoring applications. On May 2, 1998, we entered into a cross-licensing agreement with Cercacor, which has been amended several times, most recently in an Amended and Restated Cross-Licensing Agreement, effective January 1, 2007 (the Cross-Licensing Agreement). Under the Cross-Licensing Agreement, we granted Cercacor:

•
an exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® owned by us, including all improvements on this technology, for the monitoring of non-vital signs parameters and to develop and sell devices incorporating Masimo SET® for monitoring non-vital signs parameters in any product market in which a product is intended to be used by a patient or pharmacist rather than by a professional medical caregiver, which we refer to as the Cercacor Market; and

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
We face competition from other companies, many of which have substantially greater resources than we do. If we do not successfully develop and commercialize enhanced or new products that remain competitive with products or alternative technologies developed by others, we could lose revenue opportunities and customers, and our ability to grow our business would be impaired.
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
The medical device industry is characterized by rapid product development and technological advances, which places our products at risk of obsolescence. Our long-term success depends upon the development and successful commercialization of new products, new or improved technologies and additional applications for Masimo SET® and licensed rainbow® technology. The research and development process is time-consuming and costly and may not result in products or applications that we can successfully commercialize. In particular, we may not be able to successfully commercialize our products for applications other than arterial blood oxygen saturation and pulse rate monitoring, including respiration rate, hemoglobin, carboxyhemoglobin and methemoglobin monitoring. If we do not successfully adapt our products and applications both within and outside these measurements, we could lose revenue opportunities and customers. Furthermore, one or more of our competitors may develop products that are substantially equivalent to our FDA-cleared products, or those of our original equipment manufacturer (OEM) partners, whereby they may be able to use our products or those of our OEM partners, as predicate devices to more quickly obtain FDA clearance of their competing products. Competition could result in reductions in the price of our products, fewer orders for our products, a reduction of our gross margins and a loss of our market share.
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
These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of such contractual arrangement. For the six months ended June 28, 2014 and the year ended December 28, 2013, shipments of our pulse oximetry products to customers that are members of GPOs represented approximately $154 million and $288 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our business would be harmed.
We have learned that certain GPOs are creating, coordinating and facilitating regional purchasing coalition (RPC) supply chain networks that include anti-competitive practices such as sole sourcing and bundling. These RPCs circumvent, and potentially violate, rules of conduct for GPOs and have the effect of reducing product purchasing decisions available to the hospitals that belong to these regional organizations. If the GPOs and RPCs are permitted to continue practices that limit, reduce or eliminate competition, we could lose customers who are no longer able to choose or purchase our products, resulting in lower market share and an adverse effect on our sales, financial condition and results of operations.
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

We cannot guarantee a governmental or third-party payer will reimburse, or continue to reimburse, a customer for the cost of our products. Some payers have indicated that they are not willing to reimburse for certain of our products or for the procedures in which our products are used. For example, some insurance carriers have issued policies denying coverage for transcutaneous hemoglobin measurement on the grounds that the technology is investigational in the outpatient setting. Other payers are continuing to investigate our products to determine if they will provide reimbursement to our customers. We are working with these payers to obtain reimbursement, but may not be successful. These trends could lead to pressure to reduce prices for our current products and product candidates and could cause a decrease in the size of the market or a potential increase in competition that could have a material adverse effect on our business, financial condition and results of operations.
*Our customers may reduce, delay or cancel purchases due to a variety of factors, such as lower hospital census levels or third-party guidelines, or may require that we reduce the price of our products, which could adversely affect our business, financial condition and results of operations.
Our customers are facing growing levels of uncertainties, such as lower overall hospital census for paying patients and the impact of that lower census on hospital budgets. In addition, there are specific portions of our business, such as our OEM customers, that, due to their capital equipment sales model, could be impacted by the ongoing economic uncertainties and the resulting constraints on hospital budgets. These hospital budget constraints could cause our OEMs more difficulty in selling their large, relatively high priced multiparameter devices which, in turn, could reduce our board sales to our OEM customers. In addition, certain of our products, including our rainbow® measurements such as carbon monoxide, methemoglobin and hemoglobin, that are sold with upfront license fees and more complex and expensive sensors, could also be impacted by hospital budget reductions.
In addition, states and other local regulatory authorities may issue guidelines regarding the appropriate scope and use of our products from time to time. For example, our SpCO® monitoring devices may be subject to authorization by individual states as part of Emergency Medical Services (EMS) scope of practice procedures. The State of California recently categorized SpCO® as a laboratory test and therefore outside the scope of practice for EMS providers. Although a lack of inclusion into scope of practice procedures does not prohibit usage, it may limit adoption.
Additionally, as a result of the continued consolidation in the health care industry, we may experience decreasing prices for our products due to the potential increased market pricing power of our health care provider customers. If these and other competitive forces drive down the price for our products, and we are not able to counter that pressure with cost reductions to our existing products or the introduction of new higher priced products, our product gross profit margins will decline. This, in turn, could have a material adverse effect on our business, financial condition and results of operations.
*The loss of any large customer or distributor, or any cancellation or delay of a significant purchase by a large customer, could reduce our net sales and harm our operating results.
We have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers or groups of customers, or distributors, or that we will be able to attract and retain additional customers in the future. For the six months ended June 28, 2014 and the year ended December 28, 2013, we had sales through two just-in-time distributors, which in total represented approximately 25% and 24% of our total revenue, respectively. The loss of any large customer or distributor could have a material adverse effect on our financial condition and results of operations.
*Imitation Masimo sensors and third-party medical device reprocessors that reprocess our single-patient-use sensors may harm our reputation. Also, these imitation and third-party reprocessed sensors, as well as genuine Masimo reprocessed sensors, are sold at lower prices than new Masimo sensors and could cause our revenue to decline, which may adversely affect our business, financial condition and results of operations.
We are aware that other organizations are manufacturing and selling imitation Masimo sensors. In addition, we are aware that certain medical device reprocessors have been collecting our used single-patient-use sensors from hospitals and then reprocessing, repackaging and reselling those sensors to hospitals. These imitation and third-party reprocessed sensors are sold at lower prices than new Masimo sensors. Our experience with both these imitation sensors and third-party reprocessed sensors is that they provide inferior performance, increased sensor utilization, reduced comfort and a number of monitoring problems. Notwithstanding these limitations, and despite our customers’ acknowledged preference for genuine Masimo single-patient-use adhesive sensors due to concerns relating to performance and risk of contamination, some of our customers have indicated a willingness to consider purchasing some of their sensor requirements from these imitation manufacturers and third-party reprocessors in an effort to reduce their overall operating costs. These imitation and reprocessed sensors have led and may continue to lead to confusion with our genuine Masimo products; have reduced and may continue to reduce our revenue; and in some cases, have harmed and may continue to harm our reputation if customers conclude incorrectly that these imitation or reprocessed sensors are original Masimo sensors. In addition, we have expended a significant amount of time and expense investigating issues caused by imitation and reprocessed sensors, troubleshooting problems stemming from such sensors, educating customers about why imitation and reprocessed sensors do not perform up to our performance level and to their expectations, enforcing our proprietary rights against the imitation manufacturers and reprocessors, and enforcing our contractual rights under our customer contracts.
In response to these imitation sensors and third-party reprocessors, we offer our own Masimo reprocessed sensors, which we test to ensure they function as well as our new sensors, to our customers. In addition, we have incorporated X-Cal® technology into certain products to ensure our customers get the performance they expect by using genuine Masimo sensors. We believe this technology will help ensure that hospitals, clinicians and, ultimately, their patients, receive true Masimo measurement quality and performance, and will curtail some of the harm to us that results when customers experience performance and other problems with imitation and reprocessed sensors. Reprocessed sensors sold by Masimo are generally offered at a lower price and, therefore, may reduce certain customer demand for our new sensors. As a result, increased sales of genuine Masimo reprocessed sensors may also have a material adverse effect on our business, financial condition and results of operations.
*From time to time we may carry out strategic initiatives that are not viewed favorably by our customers, which may reduce demand for our products.
We expect to continue to implement new technologies and take action to protect and enforce our contractual, intellectual property and other rights. For example, during fiscal 2013, we began to build a new worldwide blood management sales force, whose primary focus is working with hospitals to identify new opportunities for our noninvasive hemoglobin measurement, SpHb®. Although we believe implementing new technologies and taking these actions are, and will continue to be, in our best interest, in the best interest of our stockholders and in the best interest of patient care, there are no assurances that the market will perceive their benefits or that these actions will yield favorable results for us, which may result in reduced customer demand for our products, cause our revenue to decline and have a material adverse effect on our financial condition and results of operations.
*Covidien may seek to avoid paying any royalties to us, which would significantly reduce our royalty revenue, total revenues and adversely affect our business, financial condition and results of operations.
We are party to a settlement agreement with Covidien. Under the current settlement agreement, we earn royalties on Covidien’s total U.S. based pulse oximetry sales. For the six months ended June 28, 2014 and the year ended December 28, 2013, our royalties from the Covidien settlement agreement totaled approximately $15 million and $30 million, respectively. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share. As a result, an elimination of royalties that we earn under the settlement agreement in the future will have a significant impact on our revenue, gross margins, operating income and earnings per share.
On January 28, 2011, we entered into a second amendment to the settlement agreement with Covidien. As part of this amendment, which became effective on March 15, 2011, Covidien agreed to pay us a royalty at a rate of 7.75% of its U.S. pulse oximetry revenue, as that term is defined in the January 28, 2011 second amendment. Pursuant to the second amendment, in exchange for this royalty payment, we provided Covidien with a covenant not to sue for its current pulse oximetry products, but not for any other technologies that Covidien may add. As of June 28, 2014, Covidien has the right to stop paying us royalties, subject to certain notice requirements, which, if exercised, would have a material adverse impact on our revenue, gross margins, operating income and earnings per share.
Risks Related to Our Intellectual Property
*If the patents we own or license, or our other intellectual property rights, do not adequately protect our technologies, we may lose market share to our competitors and be unable to operate our business profitably.
Our success depends significantly on our ability to protect our rights to the technologies used in our products, including Masimo SET® and licensed rainbow® technology. We rely on patent protection, trade secrets and a combination of copyright and trademark laws, as well as nondisclosure, confidentiality and other contractual arrangements, to protect our technology and rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. In addition, we cannot be assured that any of our pending patent applications will result in the issuance of a patent to us. The U.S. Patent and Trademark Office (the PTO) may deny or require a significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO.

On September 16, 2011, the Leahy-Smith America Invents Act (the Leahy-Smith Act), which includes a number of significant changes to U.S. patent law, was signed into law. The provisions of the Leahy-Smith Act include changes in the way patent applications will be prosecuted, including a transition to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention, and may also affect patent litigation. Under a “first-to-file” system, a third party that files a patent application with the PTO before us could be awarded a patent covering an invention of ours even if we made the invention before it was made by the third party. The PTO has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the “first-to-file” provisions, only became effective in March 2013. Additionally, the Leahy-Smith Act introduced procedures that may make it easier for third parties to challenge issued patents, as well as to intervene in the prosecution of patent applications, and, as a result, our issued patents, and those that may be issued or licensed in the future, may expire or be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related technologies. Finally, the Leahy-Smith Act contains new statutory provisions that still require the PTO to issue new regulations for their implementation, and it may take the courts years to interpret the provisions of the new statute. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on our business, the cost of prosecuting our licensed and future patent applications, our ability to obtain patents based on our licensed and future patent applications and our ability to enforce or defend our licensed or future issued patents. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our pending and future patent applications and the enforcement or defense of our issued and future patents, all of which could have a material adverse effect on our business, financial condition and results of operations.
Some of our patents related to our Masimo SET® algorithm technology began to expire in March 2011. Additionally, upon expiration of other issued or licensed patents, we may lose some of our rights to exclude competitors from making, using, selling or importing products using the technology based on the expired patents. While we seek to offset potential losses relating to important expiring patents by securing additional patents on commercially desirable improvements, there can be no assurance that we will be successful in securing such additional patents, or that such additional patents will adequately offset the effect of expiring patents. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts and the PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we might obtain in the future. Additionally, there is no assurance that competitors will not be able to design around our patents.
We also rely on contractual rights with the third parties that license technology to us to protect our rights in such licensed technology. In addition, we rely on unpatented proprietary technology. We cannot assure you that we can meaningfully protect all of our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology.
We seek to protect our know-how and other unpatented proprietary technology with confidentiality agreements and intellectual property assignment agreements with our employees, OEM partners, independent distributors and consultants. However, such agreements may not be enforceable or may not provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements or in the event that our competitors discover or independently develop similar or identical designs or other proprietary information. In addition, we rely on the use of registered and common law trademarks with respect to the brand names of some of our products. Common law trademarks provide less protection than registered trademarks. Loss of rights in our trademarks could adversely affect our business, financial condition and results of operations.
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
In addition, new patents obtained by our competitors could threaten the continued commercialization of our products in the market even after they have already been introduced. Philips Electronics North America Corporation and Shenzhen Mindray Bio-Medical Electronics Co., Ltd. have each filed antitrust and patent infringement counterclaims against us, as further explained in Part II, Item 1 of this Quarterly Report on Form 10-Q.
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
In February 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. In December 2012 and December 2013, we filed patent infringement and breach of contract suits against Mindray DS USA, Inc., Shenzhen Mindray Bio-Medical Electronics Co, Ltd., and Mindray Medical International Ltd. These suits are described in Part II, Item 1 of this Quarterly Report on Form 10-Q, and Note 12 to the condensed consolidated financial statements. Both Philips and Mindray are OEM partners of ours. There is no guarantee that we will prevail in these suits or receive any damages or other relief if we do prevail.
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
Each medical device that we wish to market in the U.S. generally must first receive 510(k) clearance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act by filing a 510(k) pre-market notification, receive clearance through the de novo review process, or obtain pre-market approval by submitting a pre-market approval (PMA) application. Even if regulatory clearance or approval of a product is granted, the clearance or approval may be subject to limitations on the indicated uses for which the product may be marketed. We cannot guarantee that the FDA will grant 510(k) clearance on a timely basis, if at all, for new products or uses that we propose for Masimo SET® or licensed rainbow® technology. The FDA’s 510(k) clearance process of our products and uses has historically taken approximately four to six months. However, over the past two years, we have experienced a significantly longer 510(k) clearance review process. Our more recent experience and interactions with the FDA, along with information we have received from other medical device manufacturers, suggests that, in some cases, the FDA is requiring applicants to provide much more or different information and data for 510(k) clearance than it had previously; and that the FDA may not rely on approaches that it had previously accepted to support 510(k) clearance, thereby leading to more review cycles or possibly not substantially equivalent decisions. As a result, we have experienced lengthier FDA 510(k) review periods over the past two years, which has delayed the 510(k) clearance process for our products and uses over this period compared to prior periods.
In connection with our most recent FDA 510(k) filing for certain improvements to our Pronto-7® product, the FDA expressed concerns and requested additional information regarding the methods we used to validate the SpHb® parameter. We responded to the FDA’s request for additional information on March 25, 2014. The FDA responded that the remaining issues would not likely be resolved in the time remaining, so we voluntarily withdrew the application on March 31, 2014. We have since had further discussions with the FDA and believe we have a better understanding of the FDA’s expectations on validation methodologies for future 510(k) filings for Pronto-7®. We intend to work with the FDA to address whatever remaining concerns the agency has, but we cannot be sure we will be able to resolve those concerns.
To date, the FDA has regulated pulse oximeters incorporating Masimo SET® and licensed rainbow® technology, and our sensors, cables and other products incorporating Masimo SET® and licensed rainbow® technology for pulse oximetry under the 510(k) process. Although 510(k) clearances have been obtained for all of our current products, if substantial safety or effectiveness problems develop with our devices, we would need to recall our devices. Furthermore, our new products or significantly modified marketed products could be denied 510(k) clearance and be required to undergo the more burdensome PMA process. The process of obtaining PMA is much more costly, lengthy and uncertain than the process for obtaining 510(k) clearance and generally takes one to three years, but may be longer.
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
Our products, along with the manufacturing processes, labeling and promotional activities for such products, are subject to continual review and periodic inspections by the FDA and other regulatory bodies. Among other requirements, we and our suppliers are required to comply with the FDA’s Quality System Regulation (the QSR), which covers the methods and documentation of the design, control testing, production, component suppliers control, quality assurance, complaint handling, labeling control, packaging, storage and shipping of our products. The FDA enforces the QSR through announced and unannounced inspections. We are also subject to similar state requirements and licenses.
The FDA inspected our facility in Irvine, California in 2013 and issued an FDA Form 483 listing observations the investigator believed may constitute violations of statutes or regulations administered by the FDA, including observations relating to complaint handling, medical device reporting (MDR), and corrective and preventative action (CAPA) procedures. The FDA also inspected our facility in Mexicali, Mexico in 2014 and issued a Form 483 listing observations relating to our CAPA procedures, documentation practices associated with our device history records and procedures for employee training. The observations do not represent final agency determinations. We have submitted responses to both Form 483s and are awaiting responses from the FDA. We do not know what further actions, if any, the FDA will take in connection with the inspections.
Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies or failure to adequately respond to any FDA Form 483 observations could result in, among other things, any of the following actions:

•	warning letters or untitled letters issued by the FDA;

•	fines, civil penalties, in rem forfeiture proceedings, injunctions and criminal prosecution;

•	import alerts;

•	unanticipated expenditures to address or defend such actions;

•	delays in clearing or approving, or refusal to clear or approve, our products;

•	withdrawal or suspension of clearance or approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies;

•	product recall or seizure;

•	orders for physician notification or device repair, replacement or refund;

•	interruption of production or inability to export to certain foreign countries; and

•	operating restrictions.
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
Under the FDA medical device reporting regulations, we are required to report to the FDA any incident in which a product of ours may have caused or contributed to a death or serious injury or in which a product of ours malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. In addition, all manufacturers placing medical devices in European Union (EU) markets are legally required to report any serious or potentially serious incidents involving devices produced or sold by the manufacturer to the relevant authority in those jurisdictions where any such incident occurred.
The FDA and similar foreign governmental authorities have the authority to require the recall of our commercialized products in the event of material deficiencies or defects in, for example, design, labeling or manufacture. In the case of the FDA, the authority to require a recall generally must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found or they become aware of a safety issue involving a marketed product. A government-mandated or voluntary recall by us or by one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. We may initiate certain voluntary recalls involving our products in the future. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations.
From our inception through June 28, 2014, we initiated six voluntary recalls of our products, none of which was material to our operating results. Each of these recalls was reported to the FDA and other foreign regulatory agencies within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these or any future voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Off-label promotion of our products or promotional claims deemed false or misleading could subject us to substantial penalties.
We must have adequate substantiation for our product performance claims. Obtaining 510(k) clearance only permits us to promote our products for the uses specifically cleared by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products off-label because the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. Although we may request additional cleared indications for our current products, the FDA may deny those requests, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any cleared product as a condition of clearance. If the FDA determines that we or our OEM partners have promoted our products for off-label use or have made false or misleading or inadequately substantiated promotional claims, it could request that we or our OEM partners modify those promotional materials or take regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an uncleared or unapproved use, which could also result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In either event, in addition to potential extensive fines and penalties, our reputation could be damaged and adoption of our products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.
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
Although we do not provide health care services or receive payments directly from Medicare, Medicaid or other third-party payers for our products or the procedures in which our products are used, health care regulation by federal and state governments will impact our business. Health care fraud and abuse laws potentially applicable to our operations include, but are not limited to:

•
the Federal Health Care Programs’ Anti-Kickback Law, which prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any bribe, kickback or other remuneration intended to induce the purchase, order or recommendation of an item or service reimbursable under a federal health care program (such as the Medicare or Medicaid programs);

•
federal false claims laws which prohibit, among other things, knowingly and willfully presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent;

•
the federal provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) established federal crimes for knowingly and willfully executing a scheme to defraud any health care benefit program or making false statements in connection with the delivery of or payment for health care benefits, items or services; and

•
state laws analogous to each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by non-governmental third-party payers, including commercial insurers, and state laws governing the privacy of certain patient identifiable health information (PHI).

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
In September 2011, two of the same former sales representatives also filed employment-related claims against us in arbitration stemming from their allegations regarding our noninvasive hemoglobin products. On January 16, 2014, we were notified that the arbitrator awarded the plaintiffs approximately $5.4 million in damages. We challenged the arbitration award in the U.S. District Court for the Central District of California and, on April 3, 2014, the District Court vacated the award. The former sales representatives are appealing the District Court’s decision. We are unable to predict the final outcome of the qui tam and employment matters. A reversal of the District Court’s decision in either matter could have a material adverse effect on our financial condition or results of operations in the future.
In the third quarter of 2013, we were notified that the FDA and the United States Attorney’s Office for the Central District of California, Criminal Division, are investigating the allegations regarding our noninvasive hemoglobin products. In the second quarter of 2014, we received grand jury subpoenas requesting documents pertaining to, among other things, the testing, marketing and sales of our Pronto® and Pronto-7® products. We and several of our executives, including our CEO, have signed agreements tolling the statute of limitations as to any charges that may be brought. We are fully cooperating with the investigation but cannot predict its outcome. The investigation may be a distraction to management and cause us to incur significant expenses, and could result in criminal, civil or regulatory proceedings against us, our officers and/or other employees.
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
There can be no assurance that we will not be found to be in violation of any of such laws or other similar governmental regulations to which we are directly or indirectly subject and, as a result, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion of our products from reimbursement under Medicare, Medicaid and other federal health care programs, and the curtailment or restructuring of our operations. Any penalties could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
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
Our breakthrough noninvasive measurement technologies are new and not yet widely understood or accepted. These new technologies may become the subject of various legal and other proceedings. We may incur significant costs in explaining and defending our new products and technologies in these proceedings, often to non-technical audiences. The outcomes of these proceedings are unpredictable and may result in significant liabilities, regardless of the merits of the claims made in the proceedings.
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
Moreover, the Physician Payment Sunshine Act (the Sunshine Act), which was enacted by Congress as part of the Patient Protection and Affordable Care Act on March 23, 2010, required medical device companies to track and publicly report, with limited exceptions, all payments and transfers of value to physicians and teaching hospitals in the U.S. Implementing regulations for these tracking and reporting obligations were finalized in 2013, and companies are now required to track payments made since August 1, 2013. In addition, medical device companies are also required to report payments to the government by March 31, 2014, and annually thereafter. If we fail to comply with the data collection and reporting obligations imposed by the Sunshine Act, we may be subject to substantial civil monetary penalties.
In general, an expansion in the government’s role in the U.S. health care industry may lower reimbursements for our products, reduce demand for innovative products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially. In addition, as a result of the continued focus on health care reform, there is risk that Congress may implement changes in laws and regulations governing health care service providers, including measures to control costs or reductions in reimbursement levels. We cannot predict the effect any future legislation or regulation will have on us or what health care initiatives, if any, will be implemented at the state level. Furthermore, many private payers look to Medicare’s coverage and reimbursement policies in setting their coverage policies and reimbursement amounts such that federal reforms could influence the private sector as well. Finally, many states also may attempt to reform their Medicaid programs such that either coverage for certain items or services may be narrowed or reimbursement for them could be reduced. These health care reforms may adversely affect our business.
Consistent with or in addition to Congressional or state reforms, the Centers for Medicare & Medicaid Services (CMS), the federal agency that administers the Medicare and Medicaid programs, could change its current policies that affect coverage and reimbursement for our products. CMS determined in 2007 that certain uses of pulse oximetry monitoring are eligible for separate Medicare payment in the hospital outpatient setting when no separately payable hospital outpatient services are reported on the same date of service. Each year, however, CMS re-examines the reimbursement rates for hospital inpatient and outpatient and physician office settings and could either increase or decrease the reimbursement rate for procedures utilizing our products. We are unable to predict when legislation or regulation that affects our business may be proposed or enacted in the future or what effect any such legislation or regulation would have on our business. Any such legislation, regulation or policies that affect the coverage and reimbursement of our current or future products, or the procedures utilizing our current or future products, could cause our sales to decrease and our revenue to decline.
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
In addition, the requirements or restrictions imposed on us or our products may change, either as a result of administratively adopted policies or regulations or as a result of the enactment of new laws. Our medical devices and business activities are subject to rigorous regulation by the FDA and other federal, state and international governmental authorities. These authorities and members of Congress have been increasing their scrutiny over the medical device industry. In recent years, the U.S. Congress, Department of Justice, the Office of Inspector General of the Department of Health and Human Services, and the Department of Defense have issued subpoenas and other requests for information to medical device manufacturers, primarily related to financial arrangements with health care providers, regulatory compliance and product promotional practices. We anticipate that the government will continue to scrutinize our industry closely, and any new regulations or statutory provisions could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance.
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
Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that, as of June 28, 2014, a number of stockholders of Cercacor continued to own shares of our stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.
Jack Lasersohn, a member of our board of directors, also serves on the board of directors of Cercacor. Due to the interrelated nature of Cercacor with us, conflicts of interest will arise with respect to transactions involving business dealings between us and Cercacor, potential acquisitions of businesses or products, development of products and technology, the sale of products, markets and other matters in which our best interests and the best interests of our stockholders may conflict with the best interests of the stockholders of Cercacor. We cannot guarantee that any conflict of interest will be resolved in our favor, or that, with respect to our transactions with Cercacor, we will negotiate terms that are as favorable to us as if such transactions were with another third-party.
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
Currently, we are required to consolidate Cercacor within our financial statements. Accordingly, the royalties that we owe to Cercacor are eliminated in our condensed consolidated financial statements presented within this Quarterly Report on Form 10-Q and our other periodic reports, and the gross profit margins reported in our consolidated financial results do not include the royalty expense that we pay to Cercacor. We are also obligated to include, and have included, Cercacor’s engineering and administrative expenses in our reported engineering and administrative expenses. If our financial statements were not consolidated with Cercacor, our reported cost of goods sold would increase and our reported engineering and administrative expenses would decrease. To date, the amount of royalty expense has approximated the amount of engineering and administrative expense. In the future, depending upon the success of rainbow® products and the royalties earned by Cercacor on those revenues, it is possible that the royalty expense will grow at a rate higher than the growth of engineering and administrative expenses. Should this occur, and if we also were no longer required to consolidate Cercacor’s financial results within our financial statements, our unconsolidated cost of sales could grow at a faster rate than our unconsolidated engineering expenses.
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
As a result of the royalties that we must pay to Cercacor, it is generally more expensive for us to make products that incorporate licensed rainbow® technology than products that do not include licensed rainbow® technology. We cannot assure you that we will be able to sell products incorporating licensed rainbow® technology at a price the market is willing to accept. If we cannot commercialize our products incorporating licensed rainbow® technology successfully, we may not be able to generate sufficient product revenue from these products to be profitable, which could adversely affect our business, financial condition and results of operations.
*Rights provided to Cercacor in the Cross-Licensing Agreement may impede a change in control of our company.
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
We may experience significant fluctuations in our quarterly results in the future, we may not maintain our current levels of profitability, and changes to existing accounting pronouncements or taxation rules may affect how we conduct our business and our results of operations.
Our operating results have fluctuated in the past and are likely to fluctuate in the future. We may experience fluctuations in our quarterly results of operations as a result of:

•	delays or interruptions in manufacturing and shipping of our products;

•	varying demand for and market acceptance of our technologies and products;

•	delayed acceptance of our new products, negatively impacting the carrying value of our inventory;

•	design, technology or other market changes that could negatively impact the carrying value of our inventory;

•	the effect of competing technological and market developments resulting in lower selling prices or significant promotional costs;

•	changes in the timing of product orders and the volume of sales to our OEM partners;

•	actions taken by GPOs;

•	delays in hospital conversions to our products and declines in hospital patient census;

•	our legal expenses, particularly those related to litigation matters;

•	changes in our product or customer mix;

•	market seasonality of our sales due to quarterly fluctuations in hospital and other alternative care admissions;

•	ability to renew existing long-term sensor contract commitments;

•	changes in the total dollar amount of annual contract renewal activities;

•	changes in the mix and, therefore, the related costs of products that we supply at no upfront costs to our customers as part of their long-term sensor commitments;

•	changes in hospital and other alternative care admission levels;

•	inability to efficiently scale operations and establish processes to accommodate business growth;

•	unanticipated delays or problems in the introduction of new products, including delays in obtaining clearance or approval from the FDA;

•	high levels of returns and repairs; and

•	change in reimbursement rates for SpHb®, SpCO® and SpMet® parameters.
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

Our results of operations could vary as a result of the methods, estimates and judgments that we use in applying our accounting policies.
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. See “Critical Accounting Policies and Estimates” contained in Part I, Item 2 of this Quarterly Report on Form 10-Q.
*If we lose the services of our key personnel, or if we are unable to attract and retain other key personnel, we may not be able to manage our operations or meet our growth objectives.
We are highly dependent on our senior management, especially Joe Kiani, our Chief Executive Officer, and other key officers. We are also heavily dependent on our engineers and field sales team, including sales representatives and clinical specialists. Our success will depend on our ability to retain our current management, engineers and field sales team, and, in order to manage current operations and growth effectively, to attract and retain qualified personnel in the future, including scientists, clinicians, engineers and other highly skilled personnel. As competition for senior management, engineers and field sales personnel is intense, we may not be able to retain our personnel. In addition, some of our key personnel hold stock options with an exercise price that is greater than our recent closing prices, which may minimize the retention value of these options. The loss of the services of members of our key personnel, or the inability to attract and retain qualified personnel in the future, could prevent the implementation and completion of our objectives, including the development and introduction of our products. In general, our officers may terminate their employment at any time and for any reason without notice.
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
We derive a portion of our net sales from international operations. In the six months ended June 28, 2014 and the year ended December 28, 2013, approximately 32% and 30%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.
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

We currently do not hedge our foreign currency exchange rate risk. Should we decide in the future to hedge such exchange rate risk by entering into forward contracts, these contracts may not mitigate the potential adverse impact on our financial results due to the variability of timing and amount of payments under these contracts. In addition, our failure to sufficiently hedge, forecast or otherwise manage such foreign currency risks properly could have a material adverse effect on our business, financial condition and results of operations.
*We currently manufacture our products at several locations and any disruption in or expansion of our manufacturing operations could adversely affect our business, financial condition and results of operations.
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
Any disruption or delay at our manufacturing facilities, any expansion of our operations to additional locations, or any changes in market conditions could create operational hurdles and have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, depending on changes in product demand. Furthermore, if we are unable to meet the demand of our customers, our customers may cancel orders or purchase products from our competitors, which could adversely affect our business, financial condition and results of operations. Conversely, if product demand decreases, we may be unable to timely adjust our manufacturing cost structure, resulting in excess capacity, which would lower gross product margins. Similarly, if we are unable to forecast demand accurately, we could be required to record charges related to excess or obsolete inventory, which would also lower our gross margin.
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
As a public company, we are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, as amended (the Exchange Act), including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner and meet our reporting obligations in their entirety could subject us to penalties under federal securities laws and regulations of The NASDAQ Stock Market LLC, expose us to lawsuits and restrict our ability to access financing on favorable terms, or at all.
In addition, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the Sarbanes-Oxley Act), we are required to evaluate and provide a management report on our systems of internal control over financial reporting and our independent registered public accounting firm is required to attest to our internal control over financial reporting. During the course of the evaluation of our internal control over financial reporting, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and costs to us and require us to divert substantial resources, including management time from other activities. In addition, if we fail to maintain the adequacy of our internal controls over financial reporting, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. Any failure to maintain compliance with the requirements of Section 404 could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business, negatively impact the trading price of our stock, and adversely affect investors’ confidence in our company and our ability to access capital markets for financing.
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

Products that we sell in Europe are subject to regulation in the EU markets under the Restriction of the Use of Hazardous Substances Directive (RoHS). RoHS prohibits companies from selling products which contain certain hazardous materials, including lead, mercury, cadmium, chromium, polybrominated biphenyls and polybrominated diphenyl ethers, in EU member states. In addition, the EU’s Registration, Evaluation, Authorization, and Restriction of Chemicals Directive also restricts substances of very high concern in products. Complying with this regulation may result in significant product transition costs including potential risk to the carrying value of the related inventory, or delays in sales of our products in the EU.
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
Our ability to effectively manage and maintain our internal business information, and to ship products to customers and invoice them on a timely basis, depends significantly on our enterprise resource planning system and other information systems. Portions of our information technology systems may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of our confidential or otherwise protected information and corruption of data. The failure of these systems to operate effectively or to integrate with other systems, or a breach in security or other unauthorized access of these systems, may also result in delays in product fulfillment and reduced efficiency of our operations, and could require significant capital investments to remediate any such failure, problem or breach, all of which could adversely affect our business, financial condition and results of operations.
Our operating results may be adversely affected by unfavorable economic and market conditions.
Many of the countries in which we operate, including the United States and several of the members of the EU, have experienced and continue to experience uncertain economic conditions. Our business or financial results may be adversely impacted by these uncertain economic conditions, including: adverse changes in interest rates, tax laws or tax rates; inflation; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; the effects of government initiatives to manage economic conditions; and reduced demand for our products resulting from a slow-down in the general global economy.
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
There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From June 29, 2013 to June 28, 2014, our closing stock price ranged from $21.55 to $31.88 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

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
As of June 28, 2014, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 14.5% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us , or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
*You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.
As of June 28, 2014, an aggregate of approximately 16.1 million shares of our stock were reserved for future issuance under our three equity incentive plans, approximately 9.6 million of which were subject to options outstanding as of that date at a weighted-average exercise price of $23.40 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.
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

We have registered and expect to continue to register shares reserved under our equity plans pursuant to a Registration Statement on Form S-8. All shares issued pursuant to a Registration Statement on Form S-8 can be freely sold in the public market upon issuance, subject to restrictions on our affiliates under Rule 144. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our stock.
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
We are also subject to anti-takeover provisions under the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third-party from making a takeover offer and could delay or prevent a change in control of us. For purposes of these provisions, an “interested stockholder” generally means someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the Delaware General Corporation Law.
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
Our board of directors (Board) may from time to time declare, and we may pay, dividends on our outstanding shares in the manner and upon the terms and conditions provided by law. However, we may elect to retain all future earnings for the operation and expansion of our business, rather than paying cash dividends on our stock. Any payment of cash dividends on our stock will be at the discretion of our Board and will depend upon our results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by our Board. In the event our Board declares any dividends, there is no assurance with respect to the amount, timing or frequency of any such dividends.
In February 2013, our Board authorized a stock repurchase program, whereby we may purchase up to 6.0 million shares of our common stock over a period of up to three years. As of June 28, 2014, approximately 3.0 million shares remain authorized for repurchase under the program. Any repurchase of our common stock will be at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer, and will depend on several factors including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources, and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our Board may modify or amend our stock repurchase program at any time at its discretion without stockholder approval.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
Stock repurchases during each fiscal month of the quarter ended June 28, 2014 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
March 30, 2014 to April 26, 2014	—	—	—	5,000,000
April 27, 2014 to May 24, 2014	1,508,215	24.12	1,508,215	3,491,785
May 25, 2014 to June 28, 2014	516,702	24.71	2,024,917	2,975,083
Total(2)	2,024,917	$24.27
(1) On February 14, 2013, our board of directors authorized us to repurchase up to 6.0 million shares of our common stock under a stock repurchase program. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions.
(2) During the quarter ended June 28, 2014, we purchased 2,024,917 shares under our stock repurchase program.
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

MASIMO CORPORATION

Date: August 7, 2014	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: August 7, 2014	By:	/s/ MARK P. DE RAAD
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)
3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)
3.3	(3)	Amended and Restated Bylaws adopted on October 20, 2011 (Exhibit 3.2)
4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)
4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999, between the Company and certain of its stockholders (Exhibit 4.2)
4.3	(2)	Rights Agreement, dated November 9, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)
4.4#	(4)	Masimo Retirement Savings Plan (Exhibit 4.7)
10.1		Credit Agreement dated as of April 23, 2014, among Masimo Corporation, the lenders party thereto and JPMorgan Chase Bank, National Association, as administrative agent
12.1		Statement Regarding the Computation of Ratio of Earnings to Fixed Charges
21.1		List of Registrant’s Subsidiaries
31.1		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2		Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1		Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 28, 2014 and December 28, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2014 and June 29, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2014 and June 29, 2013, and (iv) Notes to Condensed Consolidated Financial Statements.
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