Form 10-Q
period 2014-09-27
MASIMO CORP
filed 2014-10-29
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of September 27, 2014
Common stock, $0.001 par value	52,411,582

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 27, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in thousands, except par values)

	September 27, 2014	December 28, 2013
ASSETS
Current assets
Cash and cash equivalents	$118,988	$95,466
Accounts receivable, net of allowance for doubtful accounts of $2,134 and $1,833 at September 27, 2014 and December 28, 2013, respectively	73,235	76,759
Royalties receivable	6,800	7,300
Inventories	62,834	56,813
Prepaid expenses	11,215	9,243
Prepaid income taxes	4,421	3,740
Deferred tax assets	16,698	19,636
Other current assets	5,429	2,841
Total current assets	299,620	271,798
Deferred cost of goods sold	65,226	61,714
Property and equipment, net	87,618	24,866
Intangible assets, net	28,187	28,104
Goodwill	21,752	22,793
Deferred tax assets	22,513	22,565
Other assets	7,552	6,822
Total assets	$532,468	$438,662
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$28,988	$28,004
Accrued compensation	30,287	29,486
Accrued liabilities	31,507	23,028
Income taxes payable	3,042	2,406
Deferred revenue	21,274	20,755
Line of credit and current portion of capital lease obligations	125,083	111
Total current liabilities	240,181	103,790
Deferred revenue	492	566
Capital lease obligations, net of current portion	148	225
Other liabilities	7,544	7,680
Total liabilities	248,365	112,261
Commitments and contingencies
Equity
Masimo Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at September 27, 2014 and December 28, 2013	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 52,412 and 56,623 shares outstanding at September 27, 2014 and December 28, 2013, respectively	52	57
Treasury stock, 8,583 and 4,156 shares at September 27, 2014 and December 28, 2013, respectively	(185,325)	(83,454)
Additional paid-in capital	283,577	273,129
Accumulated other comprehensive income	584	3,995
Retained earnings	184,039	132,742
Total Masimo Corporation stockholders’ equity	282,927	326,469
Noncontrolling interest	1,176	(68)
Total equity	284,103	326,401
Total liabilities and equity	$532,468	$438,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited) (in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue:
Product	$137,142	$124,522	$402,868	$382,725
Royalty	6,976	6,925	21,988	22,086
Total revenue	144,118	131,447	424,856	404,811
Cost of goods sold	47,894	43,968	143,236	136,519
Gross profit	96,224	87,479	281,620	268,292
Operating expenses:
Selling, general and administrative	62,064	53,090	179,533	159,536
Research and development	14,213	13,646	41,552	41,692
Litigation award and defense costs	(2,321)	—	(10,331)	—
Total operating expenses	73,956	66,736	210,754	201,228
Operating income	22,268	20,743	70,866	67,064
Non-operating expense	(566)	(676)	(43)	(3,240)
Income before provision for income taxes	21,702	20,067	70,823	63,824
Provision for income taxes	5,568	4,581	18,246	17,288
Net income including noncontrolling interest	16,134	15,486	52,577	46,536
Net (income) loss attributable to the noncontrolling interest	(1,271)	116	(1,280)	2,532
Net income attributable to Masimo Corporation stockholders	14,863	15,602	51,297	49,068
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,701)	1,542	(3,411)	883
Comprehensive income attributable to Masimo Corporation stockholders	$13,162	$17,144	$47,886	$49,951

Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.28	$0.28	$0.92	$0.86
Diluted	$0.27	$0.27	$0.91	$0.85

Weighted-average shares used in per share calculations:
Basic	53,988	56,501	55,521	56,727
Diluted	54,618	57,404	56,381	57,506
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net income including noncontrolling interest	$52,577	$46,536
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	9,481	8,459
Share-based compensation	7,784	9,020
Loss on disposal of property and equipment	2	84
Provision for doubtful accounts	211	532
Provision for deferred income taxes	2,926	1,687
Income tax benefit from exercise of stock options granted prior to January 1, 2006	49	595
Excess tax deficit from share-based compensation arrangements	74	759
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,198	(2,773)
Decrease in royalties receivable	500	330
Increase in inventories	(6,306)	(12,074)
Increase in deferred cost of goods sold	(3,580)	(9,100)
Increase in prepaid expenses	(1,928)	(3,870)
Increase in prepaid income taxes	(685)	(6,434)
(Decrease) increase in other assets	(3,365)	1,777
(Decrease) increase in accounts payable	(1,609)	11,091
Increase in accrued compensation	1,181	3,544
Increase (decrease) in accrued liabilities	5,446	(673)
Increase (decrease) in income taxes payable	558	(1,217)
Increase in deferred revenue	445	354
Decrease in other liabilities	(136)	(417)
Net cash provided by operating activities	66,823	48,210
Cash flows from investing activities:
Purchases of property and equipment	(66,847)	(6,910)
Increase in intangible assets	(2,779)	(2,986)
Net cash used in investing activities	(69,626)	(9,896)
Cash flows from financing activities:
Borrowings under line of credit, net of repayments	125,000	—
Debt issuance costs	(143)	—
Repayments of capital lease obligations	(105)	(112)
Proceeds from issuance of common stock	2,687	1,746
Excess tax deficit from share-based compensation arrangements	(74)	(759)
Repurchases of common stock	(98,676)	(19,790)
Repurchases of equity by noncontrolling interest, net of equity issued	(38)	—
Net cash provided by (used in) financing activities	28,651	(18,915)
Effect of foreign currency exchange rates on cash	(2,326)	764
Net increase in cash and cash equivalents	23,522	20,163
Cash and cash equivalents at beginning of period	95,466	71,554
Cash and cash equivalents at end of period	$118,988	$91,717
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of the Company
Masimo Corporation (Masimo or the Company) is a global medical technology company that develops, manufactures and markets noninvasive patient monitoring products. The Company’s mission is to improve patient outcomes and reduce cost of care by taking noninvasive monitoring to new sites and applications. The Company invented Masimo Signal Extraction Technology® (SET®), which provides the capabilities of Measure-Through-Motion and Low-Perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. The Company has also developed Masimo rainbow® SET® products which monitor multiple blood measurements, including oxygen content, carboxyhemoglobin, methemoglobin and hemoglobin. Additional rainbow® SET® measurements that assist clinicians are PVI®, RRa®, SpfO2™, Halo Index™ and In Vivo Adjustment™. The Company develops, manufactures and markets a family of patient monitoring solutions which incorporate a monitor or circuit board and sensors, including proprietary single-patient use, reusable and resposable sensors, and cables. The Company sells to hospitals and the alternate care market through its direct sales force and distributors, and markets its circuit boards containing the Company’s proprietary algorithm and software architecture to original equipment manufacturer (OEM) partners.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The condensed consolidated balance sheet as of December 28, 2013 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed with the SEC on February 14, 2014. The results for the three and nine months ended September 27, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending January 3, 2015 or for any other interim period or for any future year.
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
Fiscal Periods
The Company follows a 52-53 week fiscal year that ends on the Saturday closest to December 31. A 52 week year includes four 13 fiscal week quarters, while a 53 week fiscal year includes three 13 fiscal week quarters and one 14 fiscal week quarter. The last 53 week fiscal year was fiscal year 2008. Fiscal year 2014 is a 53 week fiscal year. All references to years in these notes to condensed consolidated financial statements are fiscal years unless otherwise noted.
Use of Estimates
The Company prepares its financial statements in conformity with GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the determination of accounts receivable allowances, inventory reserves, warranty reserves, rebate accruals, valuation of the Company’s stock options, goodwill valuation, deferred taxes and any associated valuation allowances, distributor channel inventory, royalty revenues, deferred revenue, uncertain income tax positions, property taxes, litigation costs and related accruals. Actual results could differ from such estimates.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Reclassifications
Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this guidance as to specific assets or liabilities. There were no transfers between Level 1, Level 2 and Level 3 inputs during the three and nine months ended September 27, 2014. The Company carries cash and cash equivalents at cost, which approximates fair value. As of September 27, 2014 and December 28, 2013, the Company did not have any short-term investments.
The following tables represent the Company’s financial assets (in thousands), measured at fair value on a recurring basis:

September 27, 2014	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents
Cash	$90,923	$—	$—	$90,923	$90,923
Level 1:
Bank Time Deposits	27,000	—	—	27,000	27,000
U.S. Treasuries	—	—	—	—	—
Money Market Funds	1,065	—	—	1,065	1,065
Subtotal	28,065	—	—	28,065	28,065
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
Total assets measured at fair value	$118,988	$—	$—	$118,988	$118,988

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

December 28, 2013	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents
Cash	$67,676	$—	$—	$67,676	$67,676
Level 1:
Bank Time Deposits	—	—	—	—	—
U.S. Treasuries	25,997	—	—	25,997	25,997
Money Market Funds	1,793	—	—	1,793	1,793
Subtotal	27,790	—	—	27,790	27,790
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
Total assets measured at fair value	$95,466	$—	$—	$95,466	$95,466
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
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using a standard cost method, which approximates FIFO (first in, first out) and includes material, labor and overhead costs. Inventory reserves are recorded for inventory items that have become excess or obsolete or are no longer used in current production and for inventory that has a market price less than the carrying value in inventory.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvements. Land is not depreciated, and construction in progress is not depreciated until placed in service. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, which currently range from three to six years. Normal repair and maintenance costs are expensed as incurred, whereas significant improvements that materially increase values or extend useful lives are capitalized and depreciated over the remaining estimated useful lives of the related assets. Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss on the sale or retirement is recognized in income.
Intangible Assets
Costs to renew intangible assets are capitalized and amortized over the remaining useful life of the intangible asset. Total renewal costs for patents and trademarks was $0.2 million for each of the three months ended September 27, 2014 and September 28, 2013. Total renewal costs for patents and trademarks was $0.5 million for each of the nine months ended September 27, 2014 and September 28, 2013. As of September 27, 2014, the weighted-average number of years until the next renewal was one year for patents and five years for trademarks.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Impairment of Goodwill and Intangible Assets
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is not amortized, but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. In assessing goodwill impairment for each of its reporting units, the Company has the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company’s qualitative assessment of the recoverability of goodwill considers various macroeconomic, industry-specific and Company-specific factors, including: (i) severe adverse industry or economic trends; (ii) significant Company-specific actions; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization below its net book value. If, after assessing the totality of events or circumstances, the Company determines it is unlikely that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if the Company concludes otherwise, then the Company is required to perform the first step of the two-step impairment test by comparing the fair value of the reporting unit, determined using future projected discounted operating cash flows, with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, goodwill is considered impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. The Company also has the option to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. The annual impairment test is performed during the fourth fiscal quarter.
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
No impairment of goodwill, intangible assets or other long-lived assets was recorded during the three and nine months ended September 27, 2014 or September 28, 2013.
Revenue Recognition
The Company follows the current authoritative guidance for revenue recognition. Based on these requirements, the Company recognizes revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. The Company enters into agreements to sell pulse oximetry and related products and services as well as multiple deliverable arrangements that include various combinations of products and services. While the majority of the Company’s sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting including: (a) how the arrangement consideration should be allocated among the deliverables when multiple deliverables exist, (b) when to recognize revenue on the deliverables, and (c) whether undelivered elements are essential to the functionality of the delivered elements. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.
The authoritative guidance provides a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP). VSOE of fair value is defined as the price charged when the same element is sold separately. VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. TPE generally does not exist for the majority of the Company’s products. The objective of ESP is to determine the price at which the Company would transact a sale if the product was sold on a stand-alone basis. In the absence of VSOE and TPE, the Company determines ESP for its products by considering multiple factors, including but not limited to, features and functionality of the product, geographies, type of customer, contractual prices pursuant to Group Purchasing Organization (GPO) contracts, the Company’s pricing and discount practices and market conditions.
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
The Company also earns revenue from the sale of integrated circuit boards that use the Company’s software technology to OEMs as well as from license fees for allowing certain OEMs the right to use the Company’s technology in their products. The license fee is recognized upon shipment of the OEM’s product to its customers, as represented to the Company by the OEM.
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
Product Warranty
The Company provides a warranty against defects in material and workmanship for a period ranging from six to twenty-four months, depending on the product type. In the case of long-term sales agreements, the Company typically warrants the products for the term of the agreement, which generally ranges from three to six years. In traditional sales activities, including direct and OEM sales, the Company establishes an accrual for the estimated costs of warranty at the time of revenue recognition. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales. In long-term sales agreements, revenue related to extended warranty is recognized over the life of the contract, while the product warranty costs related to the long-term sales agreements are expensed as incurred.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Changes in the product warranty accrual were as follows (in thousands):

	Nine Months Ended
	September 27, 2014	September 28, 2013
Warranty accrual, beginning of period	$1,161	$838
Accrual for warranties issued	684	1,143
Changes to pre-existing warranties (including changes in estimates)	25	164
Settlements made	(812)	(1,010)
Warranty accrual, end of period	$1,058	$1,135
Comprehensive Income
Authoritative accounting guidance establishes requirements for reporting and disclosure of comprehensive income and its components. Comprehensive income includes foreign currency translation adjustments and any related tax benefits that have been excluded from net income including noncontrolling interest, and reflected in Masimo Corporation stockholders’ equity.
The change in accumulated other comprehensive income was as follows (in thousands):

Nine Months Ended September 27, 2014
Accumulated other comprehensive income, beginning of period	$3,995
Foreign currency translation adjustments	(3,411)
Accumulated other comprehensive income, end of period	$584
Net Income Per Share
Basic net income per share attributable to Masimo Corporation for the three and nine months ended September 27, 2014 and September 28, 2013 is computed by dividing net income attributable to Masimo Corporation stockholders by the weighted-average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation stockholders for the three and nine months ended September 27, 2014 and September 28, 2013 is computed by dividing the net income attributable to Masimo Corporation stockholders by the weighted-average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the three and nine months ended September 27, 2014, weighted options to purchase 3.1 million and 1.5 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the three and nine months ended September 28, 2013, options to purchase 5.7 million and 7.2 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Based on authoritative accounting guidance, the Company adjusted its net income including noncontrolling interest by the amount of net (income) loss attributable to the noncontrolling interest for the three and nine months ended September 27, 2014 and September 28, 2013, to determine its net income attributable to its stockholders. A reconciliation of basic and diluted net income per share attributable to Masimo Corporation stockholders is as follows (in thousands, except per share amounts):

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income attributable to Masimo Corporation stockholders:
Net income including noncontrolling interest	$16,134	$15,486	$52,577	$46,536
Net (income) loss attributable to the noncontrolling interest	(1,271)	116	(1,280)	2,532
Net income attributable to Masimo Corporation stockholders	$14,863	$15,602	$51,297	$49,068
Basic net income per share attributable to Masimo Corporation stockholders:
Net income attributable to Masimo Corporation stockholders	$14,863	$15,602	$51,297	$49,068
Weighted-average shares outstanding - basic	53,988	56,501	55,521	56,727
Basic net income per share attributable to Masimo Corporation stockholders	$0.28	$0.28	$0.92	$0.86
Diluted net income per share attributable to Masimo Corporation stockholders:
Weighted-average shares outstanding - basic	53,988	56,501	55,521	56,727
Diluted share equivalent: stock options	630	903	860	779
Weighted-average shares outstanding - diluted	54,618	57,404	56,381	57,506
Diluted net income per share attributable to Masimo Corporation stockholders	$0.27	$0.27	$0.91	$0.85
Seasonality
The healthcare business in the United States and overseas is typically subject to quarterly fluctuations in hospital and other alternative care admissions. Over the past few years, the Company’s third fiscal quarter revenues have generally experienced a sequential decline from its second fiscal quarter revenues. The Company believes this is due primarily to the summer vacation season in which people throughout the world tend to shift their elective procedures out of the summer holiday season. Another factor affecting quarterly revenues is the traditional “flu season” that often increases hospital and acute care facility admissions during the Company’s first and/or fourth fiscal quarters. Because the Company’s non-sales variable operating expenses often do not fluctuate in the same manner as its quarterly product sales, this may cause fluctuations in the Company’s quarterly operating income that are disproportionate to fluctuations in its quarterly revenue.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Update No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customer (ASU 2014-09). The new standard provides a single, principles-based five-step model to be applied to all contracts with customers while enhancing disclosures about revenue, providing additional guidance for transactions that were not previously addressed comprehensively and improving guidance for multiple-element arrangements. ASU 2014-09 is effective for annual and interim fiscal reporting periods beginning after December 15, 2016. Early adoption of this update is not permitted. The Company is currently evaluating the expected impact of this standard on its consolidated financial statements.
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
The Company’s license to rainbow® technology for these parameters in these markets is exclusive on the condition that the Company continues to pay Cercacor royalties on its products incorporating rainbow® technology, subject to certain minimum aggregate royalty thresholds, and that the Company uses commercially reasonable efforts to develop or market products incorporating the licensed rainbow® technology. The royalty rate is up to 10% of the rainbow® royalty base, which includes handhelds, tabletop and multi-parameter devices. Handheld products incorporating rainbow® technology will carry up to a 10% royalty rate. For other products, only the proportional amount attributable to that portion of the Company’s devices used to monitor non-vital signs measurements, rather than to monitor vital signs measurements, and sensors and accessories for measuring only non-vital signs parameters, will be included in the 10% rainbow® royalty base. Effective January 2009, for multi-parameter devices, the rainbow® royalty base includes the percentage of the revenue based on the number of rainbow® enabled measurements. For hospital contracts where the Company places equipment and enters into a sensor contract, the Company pays a royalty to Cercacor on the total sensor contract revenues based on the ratio of rainbow® enabled devices to total devices.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The current annual minimum aggregate royalty obligation under the license is $5.0 million. Actual aggregate royalty liabilities to Cercacor under the license were $0.9 million and $4.0 million for the three and nine months ended September 27, 2014, respectively, and $1.3 million and $3.8 million for the three and nine months ended September 28, 2013, respectively. In connection with a change in control of the Company, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for licensed rainbow® measurements payable to Cercacor related to carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and blood glucose will increase to $15.0 million, plus up to $2.0 million for other rainbow® measurements.
In February 2009, in order to accelerate the product development of an improved hemoglobin spot-check measurement device, Pronto-7®, the Company’s board of directors agreed to fund additional engineering expenses of Cercacor. Specifically, these expenses included third-party engineering materials and supplies expense as well as 50% of Cercacor’s total engineering and engineering-related payroll expenses from April 2009 through June 2010, the original anticipated completion date of this product development effort. Since July 2010, Cercacor has continued to assist the Company with product development efforts and charged the Company accordingly. Beginning in 2012, the Company’s board of directors approved an increase in the percentage of Cercacor’s total engineering and engineering-related payroll expenses funded by the Company from 50% to 60%. During the three and nine months ended September 27, 2014, the expenses for these additional services, materials and supplies totaled $0.8 million and $2.6 million, respectively. During the three and nine months ended September 28, 2013, the expenses for these additional services, materials and supplies totaled $1.0 million and $3.1 million, respectively.
Pursuant to authoritative accounting guidance, Cercacor is consolidated within the Company’s financial statements for all periods presented. The Company is required to consolidate Cercacor since the Company is currently deemed to be the primary beneficiary of Cercacor’s activities. This determination is based primarily on the facts that the Company is Cercacor’s sole customer and Cercacor is currently financially dependent on the Company for funding. Accordingly, all intercompany royalties, option and license fees and other charges between the Company and Cercacor, as well as all intercompany payables and receivables, have been eliminated in the consolidation. Also, all direct engineering expenses that have been incurred by the Company and charged to Cercacor, or that have been incurred by Cercacor and charged to the Company, have not been eliminated and are included as research and development expense in the Company’s condensed consolidated statements of comprehensive income. Upon consolidation, $6.7 million and $7.0 million of deferred revenue related to technology licensed to the Company as of September 27, 2014 and December 28, 2013, respectively, were eliminated. In addition, net receivables of $1.7 million and $2.0 million due from the Company as of September 27, 2014 and December 28, 2013, respectively, were eliminated.
Assets of Cercacor can only be used to settle obligations of Cercacor and creditors of Cercacor have no recourse to the general credit of the Company. The condensed consolidated balance sheets include a noncontrolling interest in Cercacor of $1.2 million and $(0.1) million as of September 27, 2014 and December 28, 2013, respectively, which represents the value of common stock, additional paid-in capital and retained earnings of Cercacor, that are not available to the Company. In addition, the condensed consolidated balance sheets include, net of intercompany eliminations, total assets of $8.2 million and $7.0 million as of September 27, 2014 and December 28, 2013, respectively, related to Cercacor. Cercacor’s total assets as of September 27, 2014 included $4.8 million for intangible assets and $1.4 million for property and equipment. Cercacor’s total assets as of December 28, 2013 included $4.7 million for intangible assets and $1.9 million for property and equipment. The Company’s condensed consolidated balance sheets include total liabilities related to Cercacor, net of intercompany eliminations, of $2.3 million as of each of September 27, 2014 and December 28, 2013.
For the foreseeable future, the Company anticipates that it will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a VIE under such accounting guidance, the Company may discontinue consolidating the entity.
The changes in noncontrolling interest for Cercacor were as follows (in thousands):

Nine Months Ended September 27, 2014
Noncontrolling interest, beginning of period	$(68)
Decrease in additional paid-in capital of noncontrolling interest	(36)
Net income attributable to noncontrolling interest	1,280
Noncontrolling interest, end of period	$1,176

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

4. Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments that are readily convertible into known amounts of cash, to be cash equivalents. As of September 27, 2014, the Company’s cash balance was $90.9 million, which was comprised of checking accounts. Additionally, the Company had cash equivalents of $28.1 million, which consisted of $27.0 million of bank time deposits and $1.1 million of money market funds. As of December 28, 2013, the Company’s cash balance was $67.7 million, comprised of checking accounts. Additionally, the Company had cash equivalents of $27.8 million, consisting of $26.0 million of U.S. Treasury bills and $1.8 million of money market funds.
5. Royalties Receivable
The royalty receivable of $6.8 million as of September 27, 2014 represents the Company’s estimated amount due for the three months ended September 27, 2014. Pursuant to the settlement agreement, as amended, with Nellcor Puritan Bennett, Inc. (currently Covidien Ltd., or Covidien), the royalties are paid to the Company based on a percentage of sales of Covidien U.S. based pulse oximetry products. The Company recognizes royalty revenue based on the royalty rate per the settlement agreement multiplied by its estimate of Covidien’s sales for each quarter. Any adjustments to the quarterly estimate are recorded prospectively in the following quarter, when the Company receives the Covidien royalty report and payment, which is generally 60 days after the end of each of Covidien’s fiscal quarters.
6. Inventories
Inventories consist of the following (in thousands):

	September 27, 2014	December 28, 2013
Raw materials	$28,466	$26,758
Work-in-process	6,373	6,310
Finished goods	27,995	23,745
Total	$62,834	$56,813
7. Property and Equipment
Property and equipment, net, consists of the following (in thousands):

	September 27, 2014	December 28, 2013
Machinery and equipment	$37,530	$33,315
Tooling	12,179	11,636
Computer equipment	13,226	11,039
Furniture and office equipment	5,212	4,921
Vehicles	45	45
Leasehold improvements	10,340	8,974
Demonstration units	987	956
Construction-in-progress	64,128	3,395
Total property and equipment	143,647	74,281
Accumulated depreciation and amortization	(56,029)	(49,415)
Property and equipment, net	$87,618	$24,866
Approximately $60.6 million of Construction-in-progress is related to the purchase and renovation costs incurred in connection with the Company’s new corporate and research and development headquarters in Irvine, California, of which approximately $2.8 million is still recorded in accounts payable.
The gross value of furniture and office equipment under capital lease obligations was $0.6 million as of both September 27, 2014 and December 28, 2013, with accumulated depreciation of $0.4 million and $0.3 million as of September 27, 2014 and December 28, 2013, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

8. Intangible Assets
Intangible assets, net, consist of the following (in thousands):

	September 27, 2014	December 28, 2013
Cost:
Patents	$20,124	$18,750
Customer relationships	7,669	7,669
Acquired technology	5,580	5,580
Trademarks	3,548	3,338
Capitalized software development costs	2,066	1,612
Other	1,310	969
Total cost	$40,297	$37,918
Accumulated amortization:
Patents	(6,320)	(5,679)
Customer relationships	(1,662)	(1,086)
Acquired technology	(1,252)	(834)
Trademarks	(817)	(653)
Capitalized software development costs	(1,403)	(1,270)
Other	(656)	(292)
Total accumulated amortization	$(12,110)	$(9,814)
Net carrying amount	$28,187	$28,104
Total amortization expense for the three months ended September 27, 2014 and September 28, 2013 was $1.0 million and $0.8 million, respectively. Total amortization expense for both the nine months ended September 27, 2014 and September 28, 2013 was $2.7 million. Estimated amortization expense for future fiscal years is as follows (in thousands):

Fiscal year	Amount
2014 (balance of year)	$1,615
2015	3,383
2016	2,746
2017	2,645
2018	2,470
Thereafter	15,328
Total	$28,187
9. Line of Credit
On September 29, 2014, the Company executed Amendment No. 1 to Credit Agreement (Amendment 1) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender (JPMorgan), and Bank of America, N.A., as a Lender (BofA). Amendment 1 modified the credit agreement dated April 23, 2014, by and among the Company, the Lenders from time to time party thereto and JPMorgan (the Credit Agreement and collectively with Amendment 1, the Amended Credit Agreement). The Amended Credit Agreement increased the Company’s borrowing capacity by $125.0 million, bringing the total available borrowing capacity to $250.0 million with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity up to $350.0 million in the future. The Amended Credit Agreement also provides for a sublimit of up to $50.0 million for the issuance of letters of credit and a sublimit of $75.0 million for borrowings in specified foreign currencies. All unpaid principal under the Amended Credit Agreement will become due and payable on September 29, 2019.
Borrowings under the Amended Credit Agreement will be deemed, at the Company’s election, either: (i) an ABR Loan, which bears interest at the Alternate Base Rate (as defined below), plus a spread (ABR Spread) based upon a Company leverage ratio, or (ii) a Eurodollar Loan, which bears interest at the Adjusted LIBO Rate (as defined below), plus a spread (Eurodollar Spread) based upon a Company leverage ratio. The ABR Spread is 0.125% to 1.00% and the Eurodollar Spread is 1.125% to 2.000%.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Subject to certain conditions, the Company may also request swingline loans from time to time (Swingline Loans) that bear interest similar to an ABR Loan.
The Alternate Base Rate is determined by taking the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) the one-month Adjusted LIBO Rate plus 1.0%. The Adjusted LIBO Rate is equal to LIBOR for the applicable interest period multiplied by the statutory reserve rate for such period.
The Company is obligated under the Amended Credit Agreement to pay a fee ranging from 0.175% to 0.300% per annum, based upon a Company leverage ratio, with respect to any unused portion of the line of credit. This fee and interest on any ABR Loan are due and payable quarterly in arrears. Interest on any Eurodollar Loan is due and payable at the end of the applicable interest period (or at each three month interval in the case of loans with interest periods greater than three months). Interest on any Swingline Loan is due and payable on the date that the Swingline Loan is required to be repaid. The Company may prepay the loans and terminate the commitments in whole at any time, without premium or penalty, subject to reimbursement of certain costs in the case of Eurodollar Loans.
Pursuant to the terms of the Amended Credit Agreement, the Company is subject to certain covenants, including financial covenants related to a leverage ratio and an interest charge coverage ratio, and other customary negative covenants. The Company’s obligations under the Amended Credit Agreement are secured by substantially all of the Company’s personal property, including all equity interests in domestic subsidiaries and first-tier foreign subsidiaries.
As of September 27, 2014, the Credit Agreement had outstanding Eurodollar and ABR Loans of $125.0 million, and the Company was in compliance with all of its covenants.
10. Stock Repurchase Program
In February 2013, the Company’s board of directors authorized the repurchase of up to 6.0 million shares of the Company’s common stock under a stock repurchase program. In October 2014, the Company’s board of directors increased the number of shares of the Company’s common stock authorized for repurchase by 3.0 million shares, bringing the total number of shares of the Company’s common stock authorized under such repurchase program from inception to 9.0 million. The stock repurchase program may be carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the three months ended September 27, 2014, approximately 2.4 million shares were repurchased at an average cost of $21.95 per share for a total repurchase cost of $52.7 million. During the nine months ended September 27, 2014, approximately 4.4 million shares were repurchased at an average cost of $23.01 per share for a total repurchase cost of $101.9 million. Of this amount, approximately $3.2 million was settled after September 27, 2014 and is recorded as an accrued liability as of September 27, 2014.
During the three months ended September 28, 2013, no shares were repurchased. During the nine months ended September 28, 2013, 1.0 million shares were repurchased at an average cost of $19.79 per share for a total repurchase cost of $19.8 million.
11. Share-Based Compensation
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s stock option plans are as follows (in thousands, except for exercise prices):

	Nine Months Ended September 27, 2014
	Shares	Average Exercise Price
Options outstanding, beginning of period	8,911	$22.76
Granted	1,777	$24.92
Canceled	(256)	$24.56
Exercised	(216)	$12.37
Options outstanding, end of period	10,216	$23.31
Options exercisable, end of period	5,750	$23.27
Options available for grant, end of period	5,710

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s share-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Risk-free interest rate	1.6% to 1.8%	1.4% to 1.8%	1.4% to 1.8%	0.7% to 1.8%
Expected term (in years)	5.1	5.5	5.1	5.5
Estimated volatility	31.7% to 32.1%	33.4% to 36.1%	31.7% to 33.1%	33.4% to 39.6%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$6.79	$8.41	$7.85	$7.52
The total share-based compensation expense for the three and nine months ended September 27, 2014 was $2.6 million and $7.8 million, respectively. The total share-based compensation expense for the three and nine months ended September 28, 2013 was $2.6 million and $9.0 million, respectively.
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of September 27, 2014 was $16.1 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of September 27, 2014 was $14.6 million. The aggregate intrinsic value of options exercised during the three and nine months ended September 27, 2014 was $0.6 million and $3.2 million, respectively.
The unrecognized share-based compensation as of September 27, 2014 was $23.4 million related to unvested options granted after January 1, 2006. The weighted-average remaining contractual term of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of September 27, 2014 was 5.3 years. The weighted-average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of September 27, 2014 was 3.6 years.
12. Commitments and Contingencies
Leases
The Company leases its facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through December 2020. Certain facility leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight-line method based on total lease payments. The Company has received leasehold improvement incentives in connection with certain leased facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of September 27, 2014 and December 28, 2013, rent expense accrued in excess of the amount paid aggregated $0.5 million and $0.7 million respectively, which is classified as other liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company leases automobiles in Europe that are classified as operating leases and expire at various dates through June 2015. The majority of these leases are non-cancelable. The Company also has outstanding capital leases for office equipment and computer equipment, all of which are non-cancelable.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Future minimum lease payments under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands) (including interest):

	As of September 27, 2014
	Operating Leases	Capital Leases	Total
2014 (balance of year)	$1,524	$7	$1,531
2015	4,690	87	4,777
2016	3,989	80	4,069
2017	2,503	75	2,578
2018	1,922	—	1,922
Thereafter	2,895	—	2,895
Total	$17,523	$249	$17,772
Rental expense related to operating leases was $1.6 million and $4.8 million for the three and nine months ended September 27, 2014, respectively, and $1.3 million and $3.9 million for the three and nine months ended September 28, 2013, respectively. The Company leases office equipment and computer equipment, which have interest rates ranging from 4.3% to 12.0% per year and mature on various dates from July 2014 through October 2017.
Employee Retirement Savings Plan
The Company maintains a 401(k) plan, the Masimo Retirement Savings Plan (the Plan), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the Plan on a discretionary basis. The Company contributed $0.6 million and $1.8 million to the Plan for the three and nine months ended September 27, 2014, respectively, and $0.4 million and $1.2 million to the Plan for the three and nine months ended September 28, 2013, respectively.
Employment and Severance Agreements
As of September 27, 2014, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary with annual increases at the discretion of the Compensation Committee of the Company’s board of directors. The employment agreement provides for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement has an initial term of three years, with automatic daily renewal, unless either the Company or the executive notifies the other party of non-renewal of the agreement. Also, under this employment agreement, the key employee may be entitled to receive certain salary, equity, tax, medical and life insurance benefits if he is terminated by the Company, if he terminates his employment for good reason under certain circumstances or if there is a change in control of the Company.
As of September 27, 2014, the Company had severance plan participation agreements with six of its executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $78.0 million of purchase commitments as of September 27, 2014, which are expected to be purchased within one year. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of September 27, 2014, there were approximately $0.4 million of such unsecured bank guarantees outstanding.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies, in certain circumstances, the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of September 27, 2014, the Company has not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash deposits in U.S. Treasury bills and money market accounts with major financial institutions. As of September 27, 2014, the Company had $90.9 million of bank balances, of which $3.0 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations. As of September 27, 2014, the Company had $1.1 million in money market funds and $27.0 million of bank time deposits that are not guaranteed by the U.S. Federal government.
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
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three and nine months ended September 27, 2014, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $75.2 million and $228.9 million, respectively. During the three and nine months ended September 28, 2013, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $69.7 million and $215.4 million, respectively.
As of September 27, 2014, two different just-in-time distributors each represented 8% and 7% of the accounts receivable balance, respectively. As of December 28, 2013, two different just-in-time distributors each represented 8% and 9% of the accounts receivable balance, respectively.
For the three months ended September 27, 2014 the Company had sales through two just-in-time distributors, which each represented 14% and 12% of the total revenue, respectively. For the three months ended September 28, 2013, the Company had sales through two just-in-time distributors, which each represented 14% and 11% of the total revenue, respectively.
For the nine months ended September 27, 2014, the Company also had sales through two just-in-time distributors, which represented 14% and 11% of total revenue, respectively. For the nine months ended September 28, 2013, the Company had sales through two just-in-time distributors, which represented 13% and 11% of total revenue, respectively. For the three and nine months ended September 27, 2014 and September 28, 2013, the just-in-time distributors took and fulfilled orders from the Company’s direct customers, many of whom have signed long-term sensor agreements with the Company.
For the three months ended September 27, 2014 and September 28, 2013, the Company recorded $7.0 million and $6.9 million, respectively, in royalty revenues from Covidien pursuant to the original settlement agreement and amendments. For the nine months ended September 27, 2014 and September 28, 2013, the Company recorded $22.0 million and $22.1 million, respectively, in royalty revenues from Covidien pursuant to the original settlement agreement and amendments. In exchange for these royalty payments, the Company has provided Covidien the ability to ship its patent infringing product with a covenant not to sue Covidien as long as Covidien abides by the terms of the agreement. The current royalty rate is 7.75% and the amended agreement can be terminated by Covidien upon 60 days written notice.
Litigation
On February 3, 2009, the Company filed a patent infringement suit in the U.S. District Court for the District of Delaware against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH (collectively, Philips) related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. On June 15, 2009, Philips answered the Company’s complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against the Company as well as counterclaims seeking declaratory judgments of invalidity of the patents asserted

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

by the Company against Philips. On July 9, 2009, the Company filed its answer denying Philips’ counterclaims and asserting various defenses. The Company also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against the Company. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. In addition, the Company asserted additional patents in 2012, and the Court ordered that these patents and some of the originally asserted patents be tried in a second phase. On May 23, 2014, Philips filed a motion for leave to amend its answer and counterclaims to allege inequitable conduct. The Court granted Philips’ motion for leave to amend. A jury trial commenced on September 15, 2014 with respect to two of the Company’s patents and one of Philips’ patents. On October 1, 2014, the jury determined that both of the Company’s patents were valid and that the damages amount for Philips’ infringement was $466.8 million. The jury also determined that the Company did not infringe the Philips patent. Philips has indicated that it intends to file post-trial motions and to appeal the jury verdict. The Court will hear oral arguments on the post-trial motions and will hold a bench trial on equitable issues in February 2015. The trial schedule for the patents in the second phase has not yet been set.
On December 21, 2012, the Company filed suit against Mindray DS USA, Inc. and Shenzhen Mindray Bio-Medical Electronics Co, Ltd. (Shenzhen Mindray) in the U.S. District Court for the Central District of California. The complaint alleges patent infringement, breach of contract and other claims. Mindray DS USA, Inc. was dismissed from the case based on venue. On June 3, 2013, Shenzhen Mindray answered the Company’s complaint and filed antitrust and related counterclaims against the Company, as well as counterclaims seeking declaratory judgments of invalidity and non-infringement of the patents asserted by the Company against Shenzhen Mindray. On June 24, 2013, the Company filed its answer denying Shenzhen Mindray’s counterclaims and asserting various defenses. On July 17, 2013, the Court granted Shenzhen Mindray’s motion to dismiss the patent claims without prejudice to allow the Company to amend the complaint to provide additional detail supporting Shenzhen Mindray’s direct and indirect infringement of the Company’s patents. On the same day, the Court denied Shenzhen Mindray’s motion to dismiss the Company’s non-patent claims. On August 5, 2013, the Company filed a first amended complaint. On August 21, 2013, Shenzhen Mindray answered the Company’s complaint and reasserted the counterclaims it asserted on June 3, 2013, as well as two additional counterclaims alleging patent infringement. On September 16, 2013, the Company filed its answer denying Shenzhen Mindray’s counterclaims and asserting various defenses. On October 31, 2013, the Court issued a scheduling order setting a trial date of November 4, 2014. On December 10, 2013, Shenzhen Mindray filed a second amended answer and counterclaims, including a new counterclaim for tortious interference. On January 2, 2014, the Company filed a motion for judgment on the pleadings as to Shenzhen Mindray’s antitrust counterclaims and inequitable conduct counterclaims and defenses. The Court granted judgment on the pleadings with leave to amend. On March 27, 2014, Shenzhen Mindray filed a third amended answer and counterclaims. On April 10, 2014, Shenzhen Mindray filed a fourth amended answer and counterclaims. On May 5, 2014, Shenzhen Mindray filed a partial motion for summary judgment of no patent infringement, which the Court denied on June 19, 2014. On May 19, 2014, Shenzhen Mindray filed a motion for judgment on the pleadings contending that Masimo International SARL (a subsidiary of the Company), not Masimo Corporation, has standing to assert its claims relating to breach of contract. The Company opposed this motion and filed a motion to add Masimo International SARL as a plaintiff. On June 26, 2014, the Court granted the Company’s motion and denied Shenzhen Mindray’s motion. The Court also vacated the case schedule. On July 7, 2014, the Company filed a second amended complaint adding Masimo International SARL as a plaintiff. On August 18, 2014, the Court adopted the Company’s proposed case schedule, setting a new trial date of December 1, 2015. The Company believes that it has good and substantial defenses to the antitrust, patent infringement and other counterclaims asserted by Shenzhen Mindray. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.
On December 10, 2013, the Company filed suit against Mindray DS USA, Inc., Shenzhen Mindray and Mindray Medical International Ltd. in the Superior Court of New Jersey. The complaint alleges breach of contract and related claims. On January 17, 2014, Mindray DS USA, Inc. filed a notice of removal removing the case to the U.S. District Court for the District of New Jersey. On January 24, 2014, Mindray DS USA, Inc. filed a motion seeking to dismiss or stay the action in view of the Company’s action against Shenzhen Mindray in the Central District of California. That motion is pending before the Court and no order from the Court has issued. On February 17, 2014, the Company filed a motion to remand the action to the Superior Court of New Jersey, which is pending before the Court. On April 15, 2014, Mindray Medical International Ltd. filed a motion to dismiss based on lack of personal jurisdiction, challenging service of process, and alleging that the Company failed to state a claim, which is pending before the Court. On June 10, 2014, the Magistrate Judge issued a Report and Recommendation recommending that the action be remanded. On June 25, 2014, Mindray DS USA, Inc. filed objections to the Report and Recommendation. On July 9, 2014, the Company filed a response to Mindray DS USA, Inc.’s objections. On September 5, 2014, the Magistrate Judge issued a Supplemental Report and Recommendation, again recommending that the action be remanded. On September 19, 2014, Mindray DS USA, Inc. filed objections to the Magistrate’s Supplemental Report and

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Recommendation, and on October 3, 2014, the Company filed a response, both of which are pending before the Court. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.
In September 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware by Joseph Ausikaitis naming certain of the Company’s directors and certain executive officers as defendants and the Company as the nominal defendant. The lawsuit alleges claims of breach of fiduciary duty and unjust enrichment in connection with the grant or receipt of stock options under the Company’s 2007 Stock Incentive Plan and related policies. The lawsuit seeks unspecified money damages on the Company’s behalf from the officer and director defendants, various forms of equitable and/or injunctive relief, attorneys’ and other professional fees and costs and various other forms of relief. In November 2012, the defendants filed a motion to dismiss the action, which was denied by the Court in July 2013. On October 14, 2014, the Company filed motions for summary judgment, which are currently pending before the Court. The plaintiff filed a motion for summary judgment on October 15, 2014, which is also currently pending before the Court. Although the outcome of this case cannot be determined, the Company does not expect it to have a material financial impact on its results of operations.
In April 2011, the Company was informed by the United States Attorney’s Office for the Central District of California, Civil Division, that a qui tam complaint had been filed against the Company in the U.S. District Court for the Central District of California by three of the Company’s former physician office sales representatives. The qui tam complaint alleged, among other things, that the Company’s noninvasive hemoglobin products failed to meet their accuracy specifications, and that the Company misled the FDA and customers regarding the accuracy of the products. In November 2011, the United States declined to intervene in the case, and in October 2013, the District Court granted summary judgment in the Company’s favor. The former sales representatives have appealed the District Court’s decision.
In September 2011, two of the same former sales representatives filed employment-related claims against the Company in arbitration also stemming from their allegations regarding the Company’s noninvasive hemoglobin products. On January 16, 2014, the Company was notified that the arbitrator awarded the plaintiffs approximately $5.4 million in damages, which the Company accrued in fiscal 2013. In addition, the Company’s insurance carrier notified the Company that it believed certain defense costs related to the arbitration may no longer be reimbursable in view of the arbitration decision. As a result, the Company accrued a liability of $2.6 million in fiscal 2013 for the costs estimated to have been paid by the insurance carrier. The Company challenged the arbitration award in the U.S. District Court for the Central District of California, and on April 3, 2014, the District Court vacated the award. Accordingly, the Company reversed the $8.0 million charge in the quarter ended March 29, 2014. The former sales representatives have appealed the District Court’s decision. The Company is unable to predict the final outcome of the qui tam and employment matters. A reversal of the District Court’s decision in either matter could have a material adverse effect on the Company’s financial condition and results of operations.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

From time to time, the Company may be involved in other litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. The Company believes that it currently is not a party to any other legal proceedings which, individually or in the aggregate, would have a material adverse effect on its consolidated financial position, results of operations or cash flows.
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
The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 27, 2014		September 28, 2013		September 27, 2014		September 28, 2013
Geographic Area by Destination
North and South America	$99,563	72.6%	$92,307	74.1%	$287,678	71.4%	$284,942	74.5%
Europe, Middle East and Africa	23,417	17.1	19,042	15.3	73,146	18.2	59,355	15.5
Asia and Australia	14,162	10.3	13,173	10.6	42,044	10.4	38,428	10.0
Total product revenue	$137,142	100.0%	$124,522	100.0%	$402,868	100.0%	$382,725	100.0%
United States	$95,289		$88,254		$274,924		$272,289
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
Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. A valuation allowance has been previously recorded against all of the deferred tax assets of Cercacor. On a quarterly basis, Cercacor’s management reassesses the need for these valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. Cercacor continues to maintain a full valuation allowance as of September 27, 2014 against its net deferred tax assets.
As of September 27, 2014, the liability for income taxes associated with uncertain tax positions was approximately $7.2 million. If fully recognized, approximately $6.1 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.

The Company conducts business in multiple jurisdictions and, as a result, one or more of the Company’s subsidiaries files income tax returns in U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for each year through 2010. All material state, local and foreign income tax matters have been concluded for each year through 2006.

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
Our core business is measure-through-motion and low-perfusion pulse oximetry monitoring, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry. Pulse oximetry enables the noninvasive measurement of the oxygen saturation level of arterial blood, which delivers oxygen to the body’s tissues. Pulse oximetry also enables the measurement of pulse rate, which when measured by an electrocardiography (ECG) is called heart rate. Pulse oximetry is one of the most common measurements taken in and out of hospitals around the world. Most pulse oximeter technologies work well when patients are well perfused and not moving. However, when either or both of these conditions occur, conventional pulse oximeters frequently do not provide any measurements, or provide inaccurate measurements. We invented Masimo SET®, which, for the first time, allows pulse oximeters to provide accurate measurements even during patient motion and low- perfusion conditions.
The performance of Masimo SET® pulse oximetry is proven by more than 100 independent and objective studies and thousands of clinical evaluations. We believe that Masimo SET® is trusted by clinicians to safely monitor approximately 100 million patients each year and is used hospital-wide by eight of the top ten hospitals on the U.S. News & World Report Best Hospitals Honor Roll (2013-2014). Compared to other pulse oximeters during patient motion and low-perfusion, Masimo SET® provides measurements when other pulse oximeters cannot, dramatically reduces false alarms (specificity), and accurately detects true alarms (sensitivity) that can indicate a deteriorating patient condition. Masimo SET® pulse oximetry has also been shown to improve patient outcomes by helping clinicians reduce retinopathy of prematurity (ROP) in neonates, screen newborns for critical congenital heart disease (CCHD), reduce ventilator weaning time and arterial blood gas measurements in the intensive care unit (ICU), and save lives and costs while reducing rapid response activations and ICU transfers on the general floor.
After introducing Masimo SET®, we have continued to innovate by introducing breakthrough noninvasive measurements that go beyond arterial blood oxygen saturation and pulse rate, and which create new market opportunities in both the hospital and non-hospital care settings. Our product offerings have expanded significantly over the years to also include noninvasive blood constituent, breath and brain-monitoring, including rainbow® Pulse CO-Oximetry, rainbow® Acoustic Monitoring, capnography and anesthetic agent monitoring, and SedLine® brain function electroencephalogram (EEG) monitoring. In addition, we have developed the Root® patient monitoring and connectivity platform and Patient SafetyNet™ remote patient surveillance monitoring system.

Our rainbow® Pulse CO-Oximetry utilizes both Masimo SET® and licensed rainbow® technology. We believe rainbow® Pulse CO-Oximetry includes the first devices cleared by the U.S. Food and Drug Administration (FDA) to noninvasively and continuously monitor multiple blood-based measurements using multiple wavelengths of light, which previously was only possible through intermittent invasive procedures. SpCO® provides noninvasive and continuous measurement of carboxyhemoglobin, or carbon monoxide levels in the blood. Carbon monoxide is the most common cause of poisoning in the world. When used with other clinical variables, SpCO® may help clinicians and emergency responders detect carbon monoxide poisoning and help determine treatment and additional test options. SpMet® provides noninvasive and continuous measurement of methemoglobin levels in the blood. Elevated methemoglobin in the blood leads to a dangerous condition known as methemoglobinemia, which occurs as a reaction to some common drugs used in hospitals and outpatient procedures. When used with other clinical variables, SpMet® may help clinicians detect methemoglobinemia and help determine treatment and additional test options. SpHb® provides noninvasive and continuous measurement of total hemoglobin. Hemoglobin is the oxygen-carrying component of red blood cells (RBC) and, along with oxygen saturation, determines the oxygen content of blood. Hemoglobin measurement is one of the most frequent invasive laboratory measurements in the world and is often measured as part of a complete blood count (CBC), which measures multiple other blood components. A low hemoglobin status is called anemia, which is generally caused by bleeding or the inability of the body to produce RBCs. SpHb® is available as a continuous monitor or a spot check measurement. Continuous SpHb® monitoring provides real-time visibility into the changes, or lack of changes, in hemoglobin, which can otherwise only be measured through intermittent, invasive blood testing. SpHb® has been shown to help clinicians reduce the number of RBC transfusions and, in multiple cases, has demonstrated its lifesaving ability in helping clinicians detect internal bleeding. Spot check SpHb® measurement, when used with other clinical variables, may help clinicians assess whether a patient’s hemoglobin is lower or higher than may otherwise be assessed without any hemoglobin measurement which, in turn, may help determine additional test options.
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
Our sound-based monitoring technology called rainbow Acoustic Monitoring™ (RAM™) enables noninvasive monitoring of respiration rate (RRa®). Respiration rate is the number of breaths per minute. A low respiration rate is indicative of respiratory depression and a high respiration rate is indicative of patient distress. Traditional methods used to measure respiration rate are often considered inaccurate, such as impedance pneumography, or are not well tolerated by certain patients, such as capnography. When used with other clinical variables, RRa® may help clinicians assess respiratory status and determine treatment options. RAM™ technology is available from the same circuit board as Masimo SET® and rainbow® Pulse CO-Oximetry measurements, which together we refer to as the rainbow® SET® technology platform.
Our SedLine® brain function monitoring product measures the brain’s electrical activity and provides information about a patient’s response to anesthesia. SedLine® may help clinicians assess depth of anesthesia to optimize anesthesia and avoid over- or under-titration of anesthetics.
Although not currently available for sale in the U.S., we received the CE Mark for respiration rate from the plethysmograph waveform (RRp™) in 2011. RRp™ enables monitoring of breathing status from a standard Masimo SET® pulse oximetry or rainbow® Pulse CO-Oximeter® sensor. The RRp™ measurement is determined by the variations in the plethysmograph waveform due to respiration, although the measurement is not possible in all patients or many conditions and may not immediately indicate changes in respiration rate. For patients requiring accurate and sensitive respiration rate monitoring, we believe that our RRa® measurement is better at detecting pauses in breathing than RRp™. The RRa® measurement also provides an important visual indication of breathing through the displayed acoustic waveform.
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
Our portfolio of capnography and gas monitoring products range from OEM solutions for external “plug-in-and-measure” analyzers and integrated modules to handheld devices. With multiple measurements delivered through either sidestream (ISA, AX+, OR+) or mainstream (IRMA) options, our customers can benefit from end tidal CO2, (EtCO2,), N2O, O2 and anesthetic agent monitoring in many hospital and pre-hospital environments, such as the operating room (OR), procedural sedation, ICU and EMS scenarios. In addition, our EMMA™ Capnograph with waveform display offers clinicians greater assessment of EtCO2 and respiration rate, as well as assists in recognition of return to spontaneous circulation, for a variety of clinical settings, including emergency medicine and transport, ORs, ICUs, patient rooms and clinics. EMMA™ fits in the palm of the hand, and we believe it is the smallest and most portable capnograph in the world.
iSpO2® uses Masimo SET® technology for Measure-Through-Motion and Low-Perfusion performance to deliver measurements through a pulse oximeter cable and sensor with technology to an iPhone, iPad or iPod touch. The first version of iSpO2® allows consumers to use their iPhone, iPad or iPod touch to check their own arterial blood SpO2, pulse rate and perfusion index measurements. In the U.S., iSpO2® is available online for sports and aviation use only, and is not intended for medical use. In October 2013, iSpO2® was released in Japan for the iPhone, iPad and iPod touch. In December 2013, we received the CE mark on iSpO2® for the Android operating system, enabling functionality on select Android-based phones outside of the U.S. The iSpO2® Rx, the professional version for medical use, also received the CE mark in December 2013. The iSpO2® Rx product is not yet available in the U.S. but is available outside of the U.S.
In June 2014, we announced FDA clearance for our Root® platform with capnography, wireless communication and Iris™ connectivity for third-party medical devices. Root® is a powerful new patient monitoring and connectivity platform that integrates our breakthrough rainbow® and SET® measurements with multiple additional parameters being made available through Masimo Open Connect™ (MOC-9™) in an integrated, clinician-centric platform. The first two MOC-9™ technologies for Root® were SedLine® brain function monitoring and Masimo capnography. Our third MOC-9™ technology for Root®, O3™ regional oximetry, provides for continuous and simultaneous measurement of tissue oxygen saturation (rSO2) and SpO2 to help detect regional hypoxemia that pulse oximetry alone can miss. O3™ regional oximetry has received the CE mark but is not currently available for sale in the U.S. Iris™ connectivity in Root® enables third-party devices such as intravenous pumps and ventilators to connect through Root® enabling display, notification and documentation to the electronic medical record through Masimo Patient SafetyNet™. In combination with a Radical-7® handheld device using rainbow® Pulse CO-Oximetry and rainbow® Acoustic Monitoring™, Root® will help clinicians instantly interpret a quickly changing display of multiple measurements, helping to simplify patient care workflows and empower caregivers to help make quicker patient assessments, earlier interventions and better clinical decisions throughout the continuum of care.
In July 2014, we announced CE Mark clearance and limited market release of Radius-7™ for the Root® patient monitoring and connectivity platform, the first and only wearable, wireless monitor with our rainbow® SET® technology, enabling early identification of clinical deterioration while offering patients continuous monitoring with freedom of movement. With rainbow® SET® noninvasive measurements, Radius-7™ with Root® can alert clinicians at the bedside or remotely, through the Masimo Patient SafetyNet™ remote monitoring and notification system. Radius-7™ is not currently available for sale in the U.S.
In August 2014, we announced CE Mark clearance in Japan, and limited market release of the rainbow® DCI-mini™, the first noninvasive hemoglobin (SpHb®) spot-check sensor for infants and small children (weight 3 to 30 kg). Paired with our handheld Pronto® device, the rainbow® DCI-mini™ sensors are designed to help clinicians quickly and easily spot-check hemoglobin levels in infants and small children, which may facilitate the identification of anemia. The rainbow® DCI-mini™ is not currently available for sale in the U.S. or Europe.
We announced our new MX-5 OEM circuit board, a technology platform that utilizes approximately half the power of previously available rainbow® circuit boards to deliver breakthrough rainbow® Pulse CO-Oximetry noninvasive measurement performance, in September 2014. In addition to the lower power demands compared to previous rainbow® technology boards, the MX-5 adds dynamic power utilization to scale the MX-5’s power draw based upon the combination of parameters being monitored to permit even longer battery runtimes. Our MX-5 OEM circuit boards offer full functionality of breakthrough rainbow® technology for noninvasive measurements of total hemoglobin (SpHb®), oxygen content (SpOC™), carboxyhemoglobin (SpCO®), methemoglobin (SpMet®) and acoustic respiration rate (RRa®), in addition to providing Measure-

Through-Motion and Low-Perfusion oxygen saturation (SpO2), pulse rate and perfusion index (PI) measurement capabilities of Masimo SET® pulse oximetry.
Our pulse oximetry technology is generally contained on a circuit board which is placed inside a standalone pulse oximetry monitor, placed inside OEM multiparameter monitors or included as part of an external “Board-in-Cable” solution which is plugged into a port on an OEM or other device. All of these solutions use our proprietary single-patient use and reusable sensors and cables. We sell our products to end-users through our direct sales force and certain distributors, as well as our OEM partners, for incorporation into their products. In 2013, we also began selling our pulse oximetry products in the consumer market. As of September 27, 2014, we estimate that the worldwide installed base of our pulse oximeters and OEM monitors that incorporate Masimo SET® and rainbow® SET was approximately 1,289,000 units, excluding handheld devices. Our installed base is the primary driver for the recurring sales of our pulse oximeter and Pulse CO-Oximeter sensors, most notably single-patient adhesive sensors. Based on industry reports, we estimate that the worldwide pulse oximetry market is nearly $1.5 billion in 2014, the largest component being sensors.
Our strategy is to utilize the accuracy and broad clinical benefits of our technologies to:

(1)	be the leading choice for pulse oximetry in traditionally monitored areas, in and out of the hospital;

(2)	expand the use of pulse oximetry beyond the critical care settings, including to the general floor of the hospital;

(3)	create demand for the use of breakthrough rainbow® measurements by our hospital customers;

(4)	offer rainbow® measurements to new markets such as EMS and physician offices;

(5)	penetrate existing noninvasive specialty monitoring markets such as capnography, gas, brain function, and other modalities with technologies that offer clinical and financial advantages; and

(6)
leverage the revolutionary Root® platform to provide open access to third-party developers for additional measurements, as well as connectivity to electronic health record systems and for third-party devices.

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
Cercacor Laboratories, Inc. (Cercacor)
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
In February 2009, in order to accelerate the product development of our hemoglobin spot-check measurement device, we agreed to fund additional engineering expenses of Cercacor. Specifically, these expenses included third-party engineering materials and supplies expense, as well as 60% of Cercacor’s total engineering and engineering-related payroll expenses during the three and nine months ended September 27, 2014 and September 28, 2013. For additional discussion of Cercacor, see Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Part I, Item 1. “Business—Cercacor Laboratories, Inc.” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed with the SEC on February 14, 2014.
For the foreseeable future, we anticipate that we will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a variable interest entity (VIE) under such accounting guidance, we may discontinue consolidating the entity.
Stock Repurchase Program
In February 2013, our board of directors authorized us to repurchase up to 6.0 million shares of our common stock under a repurchase program. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. We have paid for prior repurchases of stock with available cash and cash equivalents as well as borrowings under our revolving credit agreement. During the three months ended September 27, 2014, approximately 2.4 million shares were repurchased at an average cost of $21.95 per share, for a total repurchase price of $52.7 million. During the nine months ended September 27, 2014, approximately 4.4 million shares were repurchased, at an average cost of $23.01 per share, for a total repurchase price of $101.9 million. Of this amount, approximately $3.2 million was settled after September 27, 2014 and is recorded as an accrued liability as of September 27, 2014. As of September 27, 2014, approximately 0.6 million shares remained authorized for repurchase under the program. On October 23, 2014, our board of directors authorized us to repurchase up to an additional 3.0 million shares under this stock repurchase program bringing the total number of shares that remain authorized for repurchase as of such date to 3.6 million shares.
Medical Device Excise Tax
In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation. Among other initiatives, these laws imposed taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales that took effect on January 1, 2013. During the three and nine months ended September 27, 2014, our medical device excise tax expense was $1.8 million and $5.0 million, respectively, which was recorded within our selling, general and administrative expenses.

Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 27, 2014	% of Revenue	September 28, 2013	% of Revenue	September 27, 2014	% of Revenue	September 28, 2013	% of Revenue
Revenue:
Product	$137,142	95.2%	$124,522	94.7%	$402,868	94.8%	$382,725	94.5%
Royalty	6,976	4.8	6,925	5.3	21,988	5.2	22,086	5.5
Total revenue	144,118	100.0	131,447	100.0	424,856	100.0	404,811	100.0
Cost of goods sold	47,894	33.2	43,968	33.4	143,236	33.7	136,519	33.7
Gross profit	96,224	66.8	87,479	66.6	281,620	66.3	268,292	66.3
Operating expenses:
Selling, general and administrative	62,064	43.1	53,090	40.4	179,533	42.3	159,536	39.4
Research and development	14,213	9.9	13,646	10.4	41,552	9.8	41,692	10.3
Litigation award and defense costs	(2,321)	(1.7)	—	—	(10,331)	(2.5)	—	—
Total operating expenses	73,956	51.3	66,736	50.8	210,754	49.6	201,228	49.7
Operating income	22,268	15.5	20,743	15.8	70,866	16.7	67,064	16.6
Non-operating expense	(566)	(0.4)	(676)	(0.5)	(43)	—	(3,240)	(0.8)
Income before provision for income taxes	21,702	15.1	20,067	15.3	70,823	16.7	63,824	15.8
Provision for income taxes	5,568	3.9	4,581	3.5	18,246	4.3	17,288	4.3
Net income including noncontrolling interest	16,134	11.2	15,486	11.8	52,577	12.4	46,536	11.5
Net (income) loss attributable to the noncontrolling interest	(1,271)	(0.9)	116	0.1	(1,280)	(0.3)	2,532	0.6
Net income attributable to Masimo Corporation stockholders	$14,863	10.3%	$15,602	11.9%	$51,297	12.1%	$49,068	12.1%
Comparison of the Three Months ended September 27, 2014 to the Three Months ended September 28, 2013
Revenue. Total revenue increased $12.7 million, or 9.6%, to $144.1 million for the three months ended September 27, 2014 from $131.4 million for the three months ended September 28, 2013. Product revenues increased $12.6 million, or 10.1%, to $137.1 million for the three months ended September 27, 2014 from $124.5 million for the three months ended September 28, 2013. This increase was primarily due to higher consumable product sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 1,289,000 units at September 27, 2014, up from 1,180,000 units at September 28, 2013. Total rainbow® product revenue increased $1.1 million, or 9.6%, to $13.2 million for the three months ended September 27, 2014, compared to $12.0 million for the three months ended September 28, 2013.
Revenue generated through our direct and distribution sales channels increased $9.7 million, or 9.1%, to $116.1 million for the three months ended September 27, 2014, compared to $106.4 million for the three months ended September 28, 2013. During the three months ended September 27, 2014, revenues from our OEM channel rose by $2.9 million, or 15.9%, to $21.0 million from $18.1 million for the three months ended September 28, 2013. Our royalty revenue increased to $7.0 million for the three months ended September 27, 2014 from $6.9 million for the three months ended September 28, 2013.
Cost of goods sold. Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $3.9 million for the three months ended September 27, 2014 compared to the three months ended September 28, 2013 due to increased revenue. Our total gross margin increased to 66.8% for the three months ended September 27, 2014 from 66.6% for the three months ended September 28,

2013. Excluding royalties, product gross margin increased to 65.1% for the three months ended September 27, 2014 from 64.7% for the three months ended September 28, 2013. This net increase in product margin was primarily due to the benefits from our continued product cost reduction efforts. We incurred $0.9 million and $1.3 million in Cercacor royalty expenses for the three months ended September 27, 2014 and September 28, 2013, respectively, which have been eliminated in our condensed consolidated financial statements for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 64.4% for the three months ended September 27, 2014 and 63.7% for the three months ended September 28, 2013.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses increased $9.0 million, or 16.9%, for the three months ended September 27, 2014 compared to the three months ended September 28, 2013. This increase was primarily attributable to higher legal expenses of approximately $3.5 million, increased headcount costs of approximately $3.4 million and higher marketing-related expense of approximately $0.9 million. Approximately $2.2 million of share-based compensation expense was included in selling, general and administrative expenses for each of the three months ended September 27, 2014 and September 28, 2013. Also included in total selling, general and administrative expenses were $0.7 million and $0.6 million of expenses incurred by Cercacor for the three months ended September 27, 2014 and September 28, 2013, respectively.
Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses increased slightly by $0.6 million, or 4.2%, for the three months ended September 27, 2014 compared to the three months ended September 28, 2013. This increase was primarily due to higher headcount related costs of approximately $0.9 million that were partially offset by lower engineering project related expenses. Included in research and development expenses for each of the three months ended September 27, 2014 and September 28, 2013 was approximately $0.3 million of share-based compensation expense. Also included in total research and development expenses were $0.8 million and $0.9 million of engineering expenses incurred by Cercacor for the three months ended September 27, 2014 and September 28, 2013, respectively.
Litigation Award and Defense Costs. In July 2014, an arbitration panel issued a final award of $4.0 million to Cercacor, our VIE, in connection with the breach by a third party of a supply agreement, payment for which was received by Cercacor in August 2014. Cercacor recorded this award in the quarter ended September 27, 2014 as a reduction to operating expenses, net of approximately $1.6 million in related legal costs. We did not record any similar litigation award during the three months ended September 28, 2013.
Non-operating expense. Non-operating expense consists primarily of interest income, interest expense and foreign exchange losses. Non-operating expense was $0.6 million for the three months ended September 27, 2014 as compared to non-operating expense of $0.7 million for the three months ended September 28, 2013. This net change of $0.1 million was primarily due to fluctuations in the amounts of net realized and unrealized gains and losses on foreign currency denominated transactions during the three months ended September 27, 2014 as compared to the three months ended September 28, 2013. Net realized and unrealized losses on foreign currency denominated transactions recognized during the three months ended September 27, 2014 were $0.5 million and resulted primarily from losses due to the strengthening of the U.S. Dollar against the Euro, Japanese Yen and British Pound Sterling, which were partially offset by gains due to the strengthening of the U.S. Dollar against the Swedish Krona. Net realized and unrealized losses on foreign currency denominated transactions recognized during the three months ended September 28, 2013 were $0.7 million and resulted primarily from losses due to the weakening of the U.S. Dollar against the Swedish Krona, which were partially offset by gains due to the weakening of the U.S. Dollar against the Euro.
Provision for Income Taxes. Our provision for income taxes was $5.6 million, or an effective tax rate of 25.7%, for the three months ended September 27, 2014, compared to $4.6 million, or an effective tax rate of 22.8%, for the three months ended September 28, 2013. The significantly lower tax rate for the three months ended September 28, 2013 was primarily due to a discrete tax benefit recorded in such quarter related to the settlement of a prior tax audit. Our future effective income tax rate will depend on various factors, including changes in tax laws, changes in deferred tax asset valuation allowances, the recognition and derecognition of tax benefits associated with uncertain tax positions and the geographic composition of our pre-tax income.

Comparison of the Nine Months ended September 27, 2014 to the Nine Months ended September 28, 2013
Revenue. Total revenue increased $20.0 million, or 5.0%, to $424.9 million for the nine months ended September 27, 2014 from $404.8 million for the nine months ended September 28, 2013. Product revenues increased $20.1 million, or 5.3%, to $402.9 million for the nine months ended September 27, 2014 from $382.7 million for the nine months ended September 28, 2013. This increase was primarily attributable to higher consumable product sales of resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 1,289,000 units at September 27, 2014, up from 1,180,000 units at September 28, 2013. Total rainbow® product revenue increased $3.6 million, or 10.5%, to $37.6 million for the nine months ended September 27, 2014, compared to $34.1 million for the nine months ended September 28, 2013.
Revenue generated through our direct and distribution sales channels increased $18.1 million, or 5.6%, to $340.5 million for the nine months ended September 27, 2014, compared to $322.5 million for the nine months ended September 28, 2013. During the nine months ended September 27, 2014, revenues from our OEM channel increased slightly by $2.1 million, or 3.4%, to $62.3 million from $60.3 million for the nine months ended September 28, 2013. Our royalty revenue decreased slightly to $22.0 million for the nine months ended September 27, 2014, from $22.1 million for the nine months ended September 28, 2013.
Cost of Goods Sold. Cost of goods sold increased $6.7 million to $143.2 million for the nine months ended September 27, 2014 from $136.5 million for the nine months ended September 28, 2013 due to increased revenue. Our total gross margin approximated 66.3% for each of the nine months ended September 27, 2014 and September 28, 2013. Excluding royalties, product gross margin increased slightly to 64.4% for the nine months ended September 27, 2014 compared to 64.3% for the nine months ended September 28, 2013. We incurred $4.0 million in Cercacor royalty expenses for the nine months ended September 27, 2014 and $3.8 million for the nine months ended September 28, 2013, both of which have been eliminated in our condensed consolidated financial statements for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 63.4% for each of the nine months ended September 27, 2014 and September 28, 2013.
Selling, General and Administrative. Selling, general and administrative expenses increased $20.0 million, or 12.5%, for the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013. This increase was primarily attributable to higher legal expenses of approximately $9.0 million, approximately $4.6 million of additional costs associated with headcount growth, a one-time charitable donation to the Masimo Foundation for Ethics, Innovation and Competition in Healthcare of approximately $2.5 million and approximately $1.7 million of higher advertising and marketing-related costs. Approximately $6.3 million and $7.2 million of share-based compensation expense was included in selling, general and administrative expenses for the nine months ended September 27, 2014 and September 28, 2013, respectively. Also included in selling, general and administrative expenses were $2.4 million and $1.9 million of direct expenses incurred by Cercacor for the nine months ended September 27, 2014 and September 28, 2013, respectively.
Research and Development. Research and development expenses were relatively flat at $41.6 million for the nine months ended September 27, 2014 compared to $41.7 million for the nine months ended September 28, 2013. Included in research and development expenses for the nine months ended September 27, 2014 and September 28, 2013 was approximately $1.1 million and $1.5 million, respectively, of share-based compensation expense. Also included in research and development expenses were $2.6 million and $2.9 million of engineering expenses incurred by Cercacor for the nine months ended September 27, 2014 and September 28, 2013, respectively.
Litigation Award and Defense Costs. In July 2014, an arbitration panel issued a final award of $4.0 million to Cercacor, our VIE, in connection with the breach by a third party of a supply agreement, payment for which was received by Cercacor in August 2014. Cercacor recorded this award in the quarter ended September 27, 2014 as a reduction to operating expenses, net of approximately $1.6 million in related legal costs. We did not record any similar litigation award during the nine months ended September 28, 2013.
In January 2014, an arbitrator awarded two of our former physician office sales representatives approximately $5.4 million in damages related to employment-related claims regarding our noninvasive hemoglobin monitoring products. As a result of this award, we took a charge of $8.0 million in the fiscal quarter ended December 28, 2013, which included $5.4 million in damages and $2.6 million in defense-related costs. We challenged the award in the U.S. District Court for the Central District of California, and on April 3, 2014, the District Court vacated the award. Accordingly, we reversed the previous $8.0 million charge in the first quarter of fiscal year 2014. We are unable to predict the final outcome of this matter; however, a reversal of the District Court’s ruling could have a material adverse effect on our results of operations in the future. See Note 12 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Non-operating expense. Non-operating expense was less than $0.1 million for the nine months ended September 27, 2014 compared to $3.2 million for the nine months ended September 28, 2013. This net change of $3.2 million was primarily due to fluctuations in the amounts of net realized and unrealized gains and losses on foreign currency denominated transactions during the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013. Net realized and unrealized gains on foreign currency denominated transactions recognized during the nine months ended September 27, 2014 were $0.1 million and resulted primarily from the strengthening of the U.S. Dollar against the Swedish Krona offset by losses due to the strengthening of the U.S. Dollar against the Euro, Japanese Yen and British Pound Sterling. Net realized and unrealized losses on foreign currency denominated transactions recognized during the nine months ended September 28, 2013 were $3.3 million and resulted primarily from losses due to the strengthening of the U.S. Dollar against the Japanese Yen and the weakening of the U.S. Dollar against the Swedish Krona.
Provision for Income Taxes. Our provision for income taxes was $18.2 million, or an effective rate of 25.8%, for the nine months ended September 27, 2014, compared to $17.3 million, or an effective rate of 27.1%, for the nine months ended September 28, 2013. The higher tax rate for the nine months ended September 28, 2013 was primarily due to a $2.0 million charge related to the establishment of a valuation allowance against the deferred tax assets of Cercacor, which was partially offset by discrete benefits related to the settlement of a prior tax audit and for the retroactive reinstatement of the federal research tax credit back to fiscal 2012. Also contributing to the lower rate for the nine months ended September 27, 2014 was a change in the expected geographic mix of our fiscal year 2014 pre-tax income, which was partially offset by an increase in rate due to the expiration of the federal research tax credit at the end of 2013.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, funds expected to be generated from operations, and funds available under our revolving credit agreement. At September 27, 2014, we had approximately $59.4 million in working capital and approximately $119.0 million in cash and cash equivalents as compared to approximately $168.0 million in working capital and approximately $95.5 million in cash and cash equivalents at December 28, 2013. We currently do not maintain an investment portfolio but have the ability to invest in various security holdings, types and maturities that meet credit quality standards in accordance with our investment guidelines.
As of September 27, 2014, we had cash totaling $70.1 million held outside of the U.S. of which approximately $23.8 million was accessible without additional tax cost and approximately $46.4 million was accessible at an incremental estimated tax cost of approximately $13.9 million. In managing our day-to-day liquidity and capital structure, we do not rely on foreign earnings as a source of funds. We currently have sufficient funds on-hand and available under our line of credit to fund our domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes with respect to any such repatriation.
On September 29, 2014, we executed Amendment No. 1 to Credit Agreement (Amendment 1) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender (JPMorgan), and Bank of America, N.A., as a Lender (BofA). Amendment 1 modifies our existing credit agreement dated April 23, 2014 with JPMorgan (the Credit Agreement and collectively with Amendment 1, the Amended Credit Agreement). The Amended Credit Agreement increases our current borrowing capacity by $125.0 million, bringing the total available borrowing capacity to $250.0 million, with an option, subject to certain conditions, to increase the aggregate borrowing capacity up to $350.0 million in the future. All unpaid principal under the Amended Credit Agreement will become due and payable on September 29, 2019. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
During the three months ended September 27, 2014, we received $7.6 million from Covidien for royalties related to their U.S. sales pursuant to the terms of our amended settlement agreement. Based on the terms of such agreement, as of September 27, 2014, Covidien has the right to stop paying us royalties, subject to certain notice requirements. See “Covidien may seek to avoid paying any royalties to us, which would significantly reduce our royalty revenue and total revenues and adversely affect our business, financial condition and results of operations” under Part II, Item 1A - Risk Factors, in this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows (in thousands):
	Nine Months Ended
	September 27, 2014	September 28, 2013
Net cash provided by (used in):
Operating activities	$66,823	$48,210
Investing activities	(69,626)	(9,896)
Financing activities	28,651	(18,915)
Effect of foreign currency exchange rates on cash	(2,326)	764
Increase in cash and cash equivalents	$23,522	$20,163
Operating Activities. Cash provided by operating activities was $66.8 million in the nine months ended September 27, 2014 arising primarily from net income of $52.6 million, non-cash activity for depreciation and amortization of $9.5 million, share-based compensation of $7.8 million, and a provision for deferred taxes of $2.9 million. In addition, accrued liabilities and accrued compensation increased by $5.4 million and $1.2 million, respectively, all due to the timing of payments; and accounts receivable decreased by $3.2 million due to the timing of collections. These sources of cash were primarily offset by an increase in inventory of $6.3 million, an increase in deferred cost of goods sold of $3.6 million related to shipments of equipment to customers, an increase in other assets of $3.4 million primarily resulting from an increase in receivables for expected insurance recoveries, an increase in prepaid expenses of $1.9 million related to prepayments for insurance premiums and a decrease in accounts payable of $1.6 million due to the timing of payments.
Cash provided by operating activities was $48.2 million in the nine months ended September 28, 2013 primarily from net income including noncontrolling interest of $46.5 million and non-cash activity for share-based compensation and depreciation and amortization of $9.0 million and $8.5 million, respectively. In addition, accounts payable increased by $11.1 million due to the timing of payments and accrued compensation increased by $3.5 million due to an increase in headcount. These sources of cash were offset by an increase in inventories of $12.1 million to meet the anticipated future demand for our products, an increase in prepaid income taxes of $6.4 million due to the prepayment of income taxes and an increase in deferred cost of goods sold of $9.1 million due to continued shipments of equipment to customers pursuant to long-term sensor contracts.
Investing Activities. Cash used in investing activities for the nine months ended September 27, 2014 was $69.6 million, consisting primarily of $66.8 million for purchases of property and equipment, including $57.8 million related to the purchase of our new corporate headquarters, and $2.8 million of intangible assets related to capitalized patent and trademark costs. Cash used in investing activities for the nine months ended September 28, 2013 was $9.9 million, consisting of $6.9 million for purchases of property and equipment to support our manufacturing operations and $3.0 million for the increase in intangible assets related to capitalized patent and trademark costs.
Financing Activities. Cash provided by financing activities for the nine months ended September 27, 2014 was $28.7 million, primarily resulting from borrowings under our Credit Agreement totaling $125.0 million offset by common stock repurchase transactions totaling $98.7 million. Cash used in financing activities for the nine months ended September 28, 2013 was $18.9 million, primarily due to repurchases of common stock totaling $19.8 million.
Capital Resources and Prospective Capital Requirements
As of September 27, 2014, we had an outstanding balance of $125.0 million under our Credit Agreement, and with the execution of Amendment 1 on September 29, 2014, had additional available capacity of $125.0 million under the Amended Credit Agreement. We also had an outstanding balance of $0.2 million resulting from capital leases related to office and computer equipment. We had no other debt obligations and are in compliance with all bank covenants.
In February 2013, our board of directors authorized the repurchase of up to 6.0 million shares of our common stock under a repurchase program. During the three months ended September 27, 2014, approximately 2.4 million shares were repurchased at an average cost of $21.95 per share. During the nine months ended September 27, 2014, approximately 4.4 million shares were repurchased at an average cost of $23.01 per share. As of September 27, 2014, approximately 0.6 million shares remained authorized for repurchase under the current program. On October 23, 2014, our board of directors authorized us to repurchase up to an additional 3.0 million shares under this stock repurchase program bringing the total number of shares that remain authorized for repurchase as of such date to 3.6 million shares.

In the future, in addition to funding our working capital requirements, we anticipate our primary use of cash to be the equipment that we provide to hospitals under our long-term sensor purchase agreements. We also anticipate additional capital purchases related to renovating our new corporate headquarters as well as expanding our worldwide operations, including manufacturing, sales, marketing and other areas of necessary infrastructure growth. Possible additional uses of cash may include the acquisition of technologies or technology companies and/or additional stock repurchases.
The amount and timing of our actual investing activities will vary significantly depending on numerous factors, including the timing of the acquisition, reconstruction and other costs related to our new corporate headquarters facility, product development efforts, our timetable for international sales operations and manufacturing expansion and both domestic and international regulatory requirements. Despite these investment requirements, we anticipate that our existing cash and cash equivalents and amounts available under the Credit Agreement will be sufficient to meet our working capital requirements, capital expenditures and other operational funding needs for at least the next 12 months.
Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we engaged in these relationships. As of September 27, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of net revenues, expenses, assets and liabilities. We regularly evaluate our estimates and assumptions related to our critical accounting policies, including revenue recognition and deferred revenue, inventory and related reserves for excess or obsolete inventory, allowance for doubtful accounts, share-based compensation, goodwill, deferred taxes and related valuation allowances, uncertain tax positions, tax contingencies, litigation costs and loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. Changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact on our condensed consolidated financial statements and future results of operations may be material. For a description of our critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed with the SEC on February 14, 2014. There have been no material changes to any of our critical accounting policies during the nine months ended September 27, 2014.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuations in interest expense is limited to interest associated with our outstanding capital lease arrangements, which have fixed interest rates, and any borrowings under our Credit Agreement and any amendments thereto. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at September 27, 2014. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.
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
Our primary foreign currency exchange rate exposures are with the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound Sterling and Australian Dollar, all relative to the U.S. Dollar. Foreign currency exchange rates have experienced significant movements recently and may continue to do so in the future. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of a 10% change in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC’s) regulations, rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
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

There has been no change in our internal control over financial reporting during the quarter ended September 27, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
On February 3, 2009, we filed a patent infringement suit in the U.S. District Court for the District of Delaware against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH (collectively, Philips) related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. On June 15, 2009, Philips answered our complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against us as well as counterclaims seeking declaratory judgments of invalidity of the patents asserted by us against Philips. On July 9, 2009, we filed our answer denying Philips’ counterclaims and asserting various defenses. We also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against us. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. In addition, we asserted additional patents in 2012, and the Court ordered that these patents and some of the originally asserted patents be tried in a second phase. On May 23, 2014, Philips filed a motion for leave to amend its answer and counterclaims to allege inequitable conduct. The Court granted Philips’ motion for leave to amend. A jury trial commenced on September 15, 2014 with respect to two of our patents and one of Philips’ patents. On October 1, 2014, the jury determined that both of our patents were valid and that the damages amount for Philips’ infringement was $466,774,783. The jury also determined that we did not infringe the Philips patent. Philips has indicated that it intends to file post-trial motions and to appeal the jury verdict. The Court will hear oral arguments on the post-trial motions and will hold a bench trial on equitable issues in February 2015.The trial schedule for the patents in the second phase has not yet been set. We believe that we have good and substantial defenses to the antitrust and patent infringement claims asserted by Philips. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.
On December 21, 2012, we filed suit against Mindray DS USA, Inc. and Shenzhen Mindray Bio-Medical Electronics Co, Ltd. (Shenzhen Mindray) in the U.S. District Court for the Central District of California. The complaint alleges patent infringement, breach of contract and other claims. Mindray DS USA, Inc. was dismissed from the case based on venue. On June 3, 2013, Shenzhen Mindray answered our complaint and filed antitrust and related counterclaims against us, as well as counterclaims seeking declaratory judgments of invalidity and non-infringement of the patents asserted by us against Shenzhen Mindray. On June 24, 2013, we filed our answer denying Shenzhen Mindray’s counterclaims and asserting various defenses. On July 17, 2013, the Court granted Shenzhen Mindray’s motion to dismiss the patent claims without prejudice to allow us to amend the complaint to provide additional detail supporting Shenzhen Mindray’s direct and indirect infringement of our patents. On the same day, the Court denied Shenzhen Mindray’s motion to dismiss our non-patent claims. On August 5, 2013, we filed our first amended complaint. On August 21, 2013, Shenzhen Mindray answered our complaint and reasserted the counterclaims it asserted on June 3, 2013, as well as two additional counterclaims alleging patent infringement. On September 16, 2013, we filed our answer denying Shenzhen Mindray’s counterclaims and asserting various defenses. On October 31, 2013, the Court issued a scheduling order setting a trial date of November 4, 2014. On December 10, 2013, Shenzhen Mindray filed a second amended answer and counterclaims, including a new counterclaim for tortious interference. On January 2, 2014, we filed a motion for judgment on the pleadings as to Shenzhen Mindray’s antitrust counterclaims and inequitable conduct counterclaims and defenses. The Court granted judgment on the pleadings with leave to amend. On March 27, 2014, Shenzhen Mindray filed a third amended answer and counterclaims. On April 10, 2014, Shenzhen Mindray filed a fourth amended answer and counterclaims. On May 5, 2014, Shenzhen Mindray filed a partial motion for summary judgment of no patent infringement, which the Court denied on June 19, 2014. On May 19, 2014, Shenzhen Mindray filed a motion for judgment on the pleadings contending that Masimo International SARL (our subsidiary), not Masimo Corporation, has standing to assert its claims relating to breach of contract. We opposed this motion and filed a motion to add Masimo International SARL as a plaintiff. On June 26, 2014, the Court granted our motion and denied Shenzhen Mindray’s motion. The Court also vacated the case schedule. On July 7, 2014, we filed a Second Amended Complaint adding Masimo International SARL as a plaintiff. On August 18, 2014, the Court adopted our proposed case schedule, setting a new trial date of December 1, 2015. We believe that we have good and substantial defenses to the antitrust, patent infringement and other counterclaims asserted by Shenzhen Mindray. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.
On December 10, 2013, we filed suit against Mindray DS USA, Inc., Shenzhen Mindray and Mindray Medical International Ltd. in the Superior Court of New Jersey. The complaint alleges breach of contract and related claims. On January 17, 2014, Mindray DS USA, Inc. filed a notice of removal removing the case to the U.S. District Court for the District of New Jersey. On January 24, 2014, Mindray DS USA, Inc. filed a motion seeking to dismiss or stay the action in view of our action against Shenzhen Mindray in the Central District of California. That motion is pending before the Court and no order from the Court has issued. On February 17, 2014, we filed a motion to remand the action to the Superior Court of New Jersey, which is pending before the Court. On April 15, 2014, Mindray Medical International Ltd. filed a motion to dismiss based on lack of personal jurisdiction, challenging service of process, and alleging that we failed to state a claim, which is pending before the Court. On June 10, 2014, the Magistrate Judge issued a Report and Recommendation recommending that the action be remanded. On June 25, 2014, Mindray DS USA, Inc. filed objections to the Report and Recommendation. On July 9, 2014, we filed a response to Mindray DS USA, Inc.’s objections. On September 5, 2014, the Magistrate Judge issued a Supplemental Report and Recommendation, again recommending that the action be remanded. On September 19, 2014, Mindray DS USA, Inc. filed objections to the Magistrate’s Supplemental Report and Recommendation, and on October 3, 2014, we filed a response, both of which are pending before the Court. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.
In September 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware by Joseph Ausikaitis naming certain of our directors and certain executive officers as defendants and us as the nominal defendant. The lawsuit alleges claims of breach of fiduciary duty and unjust enrichment in connection with the grant or receipt of stock options under our 2007 Stock Incentive Plan and related policies. The lawsuit seeks unspecified money damages on our behalf from the officer and director defendants, various forms of equitable and/or injunctive relief, attorneys’ and other professional fees and costs and various other forms of relief. In November 2012, the defendants filed a motion to dismiss the action, which was denied by the Court in July 2013. On October 14, 2014, we filed motions for summary judgment, which are currently pending before the Court. The plaintiff filed a motion for summary judgment on October 15, 2014, which is also currently pending before the Court. Although the outcome of this case cannot be determined, we do not expect it to have a material financial impact on our results of operations.
In April 2011, we were informed by the United States Attorney’s Office for the Central District of California, Civil Division, that a qui tam complaint had been filed against us in the U.S. District Court for the Central District of California by three of our former physician office sales representatives. The qui tam complaint alleged, among other things, that our noninvasive hemoglobin products failed to meet their accuracy specifications, and that we misled the FDA and customers regarding the accuracy of the products. In November 2011, the United States declined to intervene in the case, and in October 2013, the District Court granted summary judgment in our favor. The former sales representatives have appealed the District Court’s decision.
In September 2011, two of the same former sales representatives filed employment-related claims against us in arbitration also stemming from their allegations regarding our noninvasive hemoglobin products. On January 16, 2014, we were notified that the arbitrator awarded the plaintiffs approximately $5.4 million in damages. We challenged the arbitration award in the U.S. District Court for the Central District of California, and on April 3, 2014, the District Court vacated the award. The former sales representatives have appealed the District Court’s decision. We are unable to predict the final outcome of the qui tam and employment matters. A reversal of the District Court’s decision in either matter could have a material adverse effect on our financial condition and results of operations.
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

From time to time, we are involved in legal proceedings and investigations in the normal course of business. Other than the proceedings described above, we believe that currently we are not a party to any legal proceedings which, individually or in the aggregate, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
We have marked with an asterisk (*) those risk factors below that include a substantive change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed with the SEC on February 14, 2014.
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
Our ability to commercialize new products, new or improved technologies and additional applications for Masimo SET® and our licensed rainbow® technology are each limited to certain markets by our Cross-Licensing Agreement with Cercacor Laboratories, Inc. (Cercacor), which may impair our growth and adversely affect our financial condition and results of operations.
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
A number of our competitors have substantially greater capital resources, larger customer bases and larger sales forces, have established stronger reputations with target customers, and have built relationships with Group Purchasing Organizations (GPOs) that are more effective than ours. We face substantial competition from companies developing products that compete with our Masimo SET® platform for use with third-party monitoring systems. We also face competition from companies currently marketing pulse oximetry monitors.
The medical device industry is characterized by rapid product development and technological advances, which places our products at risk of obsolescence. Our long-term success depends upon the development and successful commercialization of new products, new or improved technologies and additional applications for Masimo SET® and licensed rainbow® technology. The research and development process is time-consuming and costly and may not result in products or applications that we can successfully commercialize. In particular, we may not be able to successfully commercialize our products for applications other than arterial blood oxygen saturation and pulse rate monitoring, including respiration rate, hemoglobin, carboxyhemoglobin and methemoglobin monitoring. If we do not successfully adapt our products and applications both within and outside these measurements, we could lose revenue opportunities and customers. Furthermore, one or more of our competitors may develop products that are substantially equivalent to our U.S. Food and Drug Administration (FDA) cleared products, or those of our original equipment manufacturer (OEM) partners, whereby they may be able to use our products or those of our OEM partners as predicate devices to more quickly obtain FDA clearance of their competing products. Competition could result in reductions in the price of our products, fewer orders for our products, a reduction of our gross margins and a loss of our market share.
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
These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of such contractual arrangement. For the nine months ended September 27, 2014 and the year ended December 28, 2013, shipments of our pulse oximetry products to customers that are members of GPOs represented approximately $228.9 million and $287.9 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our business would be harmed.
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
We have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers or groups of customers, or distributors, or that we will be able to attract and retain additional customers in the future. For the nine months ended September 27, 2014 and the year ended December 28, 2013, we had sales through two just-in-time distributors, which in total represented approximately 24.9% and 23.9% of our total revenue, respectively. The loss of any large customer or distributor could have a material adverse effect on our financial condition and results of operations.
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
In response to these imitation sensors and third-party reprocessors, we offer our own Masimo reprocessed sensors, which we test to ensure they function as well as our new sensors, to our customers. In addition, we have incorporated X-CalTM technology into certain products to ensure our customers get the performance they expect by using genuine Masimo sensors. We believe this technology will help ensure that hospitals, clinicians and, ultimately, their patients, receive true Masimo measurement quality and performance, and will curtail some of the harm to us that results when customers experience performance and other problems with imitation and reprocessed sensors. Reprocessed sensors sold by Masimo are generally offered at a lower price and, therefore, may reduce certain customer demand for our new sensors. As a result, increased sales of genuine Masimo reprocessed sensors may also have a material adverse effect on our business, financial condition and results of operations.
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
*Covidien may seek to avoid paying any royalties to us, which would significantly reduce our royalty revenue and total revenues and adversely affect our business, financial condition and results of operations.
We are party to a settlement agreement with Covidien. Under the current settlement agreement, we earn royalties on Covidien’s total U.S. based pulse oximetry sales. For the nine months ended September 27, 2014 and the year ended December 28, 2013, our royalties from the Covidien settlement agreement totaled approximately $21.9 million and $29.8 million, respectively. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share. As a result, an elimination of royalties that we earn under the settlement agreement in the future will have a significant impact on our revenue, gross margins, operating income and earnings per share.
On January 28, 2011, we entered into a second amendment to the settlement agreement with Covidien. As part of this amendment, which became effective on March 15, 2011, Covidien agreed to pay us a royalty at a rate of 7.75% of its U.S. pulse oximetry revenue, as that term is defined in the January 28, 2011 second amendment. Pursuant to the second amendment, in exchange for this royalty payment, we provided Covidien with a covenant not to sue for its current pulse oximetry products, but not for any other technologies that Covidien may add. As of September 27, 2014, Covidien has the right to stop paying us royalties, subject to certain notice requirements, which, if exercised, would have a material adverse impact on our revenue, gross margins, operating income and earnings per share.
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
Our OEM partners are required to obtain their own FDA clearances for products incorporating Masimo SET® and licensed rainbow® technology to market these products in the U.S. We cannot guarantee that the FDA clearances we have obtained will make it easier for our OEM partners to obtain clearances of products incorporating these technologies, or that the FDA will ever grant clearances on a timely basis, if at all, for any future product incorporating Masimo SET® and licensed rainbow® technology that our OEM partners propose to market.
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
The FDA inspected our facility in Irvine, California in 2013 and issued an FDA Form 483 listing observations the investigator believed may constitute violations of statutes or regulations administered by the FDA, including observations relating to complaint handling, medical device reporting and corrective and preventative action (CAPA) procedures. The FDA also inspected our facility in Mexicali, Mexico in 2014 and issued a Form 483 listing observations relating to our CAPA procedures, documentation practices associated with our device history records and procedures for employee training. We submitted responses to both Form 483s. In August 2014, we received from the FDA a final inspection report closing out the Mexicali inspection, and a warning letter (the Warning Letter) related to the Irvine inspection. We submitted a response (Response Letter) to the Warning Letter on September 5, 2014 and held a regulatory meeting with the FDA on September 19, 2014. At the meeting, in addition to discussing our Response Letter, the FDA raised issues beyond the scope of the Warning Letter in the areas of Good Manufacturing Practices/quality, bioresearch monitoring and labeling/promotion. We have been in communications with the FDA since the meeting and are working to resolve the issues raised by the FDA. We do not know what further actions, if any, the FDA will take in connection with these issues.
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
We have made modifications to our devices in the past and we may make additional modifications in the future. Any modifications to an FDA-cleared device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a PMA approval. We may not be able to obtain such clearances or approvals in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would have an adverse effect on our business, financial condition and results of operations. If the FDA disagrees with our conclusion and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices, which could have an adverse effect on our business, financial condition and results of operations.
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
Since our inception, we have initiated seven voluntary recalls of our products, none of which was material to our operating results. Each of these recalls was reported to the FDA and other foreign regulatory agencies within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these or any future voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Off-label promotion of our products or promotional claims deemed false or misleading could subject us to substantial penalties.
We must have adequate substantiation for our product performance claims. Obtaining 510(k) clearance only permits us to promote our products for the uses specifically cleared by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products off-label because the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. Although we may request additional cleared indications for our current products, the FDA may deny those requests, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any cleared product as a condition of clearance. If the FDA determines that we or our OEM partners have promoted our products for off-label use or have made false or misleading or inadequately substantiated promotional claims, it could request that we or our OEM partners modify those promotional materials or take regulatory or enforcement actions, including the issuance of an untitled letter, warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities may take action if they consider our promotional or training materials to constitute promotion of an uncleared or unapproved use, which could also result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In either event, in addition to potential extensive fines and penalties, our reputation could be damaged and adoption of our products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.
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

•
the federal provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which established federal crimes for knowingly and willfully executing a scheme to defraud any health care benefit program or making false statements in connection with the delivery of or payment for health care benefits, items or services; and

•
state laws analogous to each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by non-governmental third-party payers, including commercial insurers, and state laws governing the privacy of certain patient identifiable health information (PHI).

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
In April 2011, we were informed by the United States Attorney’s Office for the Central District of California, Civil Division, that a qui tam complaint had been filed against us in the U.S. District Court for the Central District of California by three of our former physician office sales representatives. The qui tam complaint alleged, among other things, that our noninvasive hemoglobin products failed to meet their accuracy specifications, and that we misled the FDA and customers regarding the accuracy of the products. In November 2011, the United States declined to intervene in the case, and in October 2013, the District Court granted summary judgment in our favor. The former sales representatives have appealed the District Court’s decision. We are unable to predict the final outcome of the qui tam action. A reversal of the District Court’s decision in this matter could have a material adverse effect on our financial condition or results of operations in the future.
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

Numerous other federal and state laws protect the confidentiality of PHI, including state medical information privacy laws, state social security number protection laws and state and federal consumer protection laws. In some cases, more protective state privacy and security laws are not preempted by HIPAA and may be subject to interpretation by various governmental authorities and courts resulting in potentially complex compliance issues for us and our customers.
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
Moreover, the Physician Payment Sunshine Act (the Sunshine Act), which was enacted by Congress as part of the Patient Protection and Affordable Care Act on March 23, 2010, required medical device companies to track and publicly report, with limited exceptions, all payments and transfers of value to physicians and teaching hospitals in the U.S. Implementing regulations for these tracking and reporting obligations were finalized in 2013, and companies are now required to track payments made since August 1, 2013. In addition, commencing March 31, 2014, medical device companies are also required to report payments to the government on an annual basis. If we fail to comply with the data collection and reporting obligations imposed by the Sunshine Act, we may be subject to substantial civil monetary penalties.
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
Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that, as of September 27, 2014, a number of stockholders of Cercacor continued to own shares of our stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.
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
Under the Cross-Licensing Agreement, a change in control includes, but is not limited to, the resignation or termination of Joe Kiani from his position of Chief Executive Officer of either Masimo or Cercacor. In the event we undergo a change in control, we are required to immediately pay a $2.5 million fee to exercise an option to license technology developed by Cercacor for use in blood glucose monitoring. Additionally, our per product royalties payable to Cercacor will become subject to specified minimums, and the minimum aggregate annual royalties for licensed rainbow® measurements payable to Cercacor related to carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and blood glucose will increase to $15.0 million, plus up to $2.0 million for other rainbow® measurements. Also, if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark following a change in control, all rights to the “Masimo” trademark will automatically be assigned to Cercacor. This could delay or discourage transactions involving an actual or potential change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over our then-current trading price. In addition, our requirement to assign all future improvements for non-vital signs to Cercacor could impede a change in control of our company.

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
We are highly dependent on our senior management, especially Joe Kiani, our Chief Executive Officer, and other key officers. We are also heavily dependent on our engineers and field sales team, including sales representatives and clinical specialists. Our success will depend on our ability to retain our current management, engineers and field sales team, and, in order to manage current operations and growth effectively, to attract and retain qualified personnel in the future, including scientists, clinicians, engineers and other highly skilled personnel. As competition for senior management, engineers and field sales personnel is intense, we may not be able to retain our personnel. In addition, some of our key personnel hold stock options with an exercise price that is greater than our recent closing prices, which may minimize the retention value of these options. The loss of the services of members of our key personnel, or the inability to attract and retain qualified personnel in the future, could prevent the implementation and completion of our objectives, including the development and introduction of our products. In general, our key personnel may terminate their employment at any time and for any reason without notice.
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
We derive a portion of our net sales from international operations. In the nine months ended September 27, 2014 and the year ended December 28, 2013, approximately 31.8% and 30.1%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.
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
The U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from promising or making improper payments to non-U.S. officials for the purpose of obtaining an advantage to secure or retain business. Because of the predominance of government-sponsored health care systems around the world, many of our customer relationships outside of the U.S. are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could subject us to cash and non-cash penalties, disrupt our operations, involve significant management distraction and result in a material adverse effect on our business, financial condition and results of operations.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and new regulations issued by the SEC and The NASDAQ Stock Market LLC, have and will create additional compliance requirements for companies such as ours. To maintain high standards of corporate governance and public disclosure, we have invested in, and intend to continue to invest in, reasonably necessary resources to comply with evolving standards. These investments have resulted in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities and may continue to do so in the future. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act included provisions regarding certain minerals and metals, known as conflict minerals, mined from the Democratic Republic of Congo and adjoining countries. These provisions require companies to undertake due diligence procedures and report on the use of conflict minerals in their products, including products manufactured by third parties. Compliance with these provisions will cause us to incur costs to certify that our supply chain is conflict free and we may face difficulties if our suppliers are unwilling or unable to verify the source of their materials. Our ability to source these minerals and metals may also be adversely impacted. In addition, our OEM customers may require that we provide them with a certification and any inability to do so may disqualify us as a supplier.
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
There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From September 28, 2013 to September 27, 2014, our closing stock price ranged from $20.69 to $31.88 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
In addition to the other risk factors previously discussed above, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include but are not limited to:

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
As of September 27, 2014, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 15.3% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
*You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.
As of September 27, 2014, an aggregate of approximately 15.9 million shares of our stock were reserved for future issuance under our three equity incentive plans, approximately 10.2 million of which were subject to options outstanding as of that date at a weighted-average exercise price of $23.31 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.
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
Our board of directors (Board) may from time to time declare, and we may pay, dividends on our outstanding shares in the manner and upon the terms and conditions provided by law. However, we may elect to retain all future earnings for the operation and expansion of our business, rather than paying cash dividends on our stock. Any payment of cash dividends on our stock will be at the discretion of our Board and will depend upon our results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by our Board. In addition, under certain circumstances, our credit agreement may limit or restrict our ability to pay cash dividends. In the event our Board declares any dividends, there is no assurance with respect to the amount, timing or frequency of any such dividends.
In February 2013, our Board authorized a stock repurchase program, whereby we may purchase up to 6.0 million shares of our common stock over a period of up to three years. As of September 27, 2014, approximately 0.6 million shares remained authorized for repurchase under the program. On October 23, 2014, our board of directors increased the number of shares authorized for repurchase under the program by 3.0 million shares, bringing the total number of shares that remain authorized for repurchase as of such date to 3.6 million shares. Any repurchase of our common stock will be at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer, and will depend on several factors including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources, and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. In addition, under certain circumstances, our credit agreement may limit or restrict our ability to repurchase our stock. In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our Board may modify or amend our stock repurchase program at any time at its discretion without stockholder approval.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
Stock repurchases during each fiscal month of the quarter ended September 27, 2014 were as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
June 29, 2014 to July 26, 2014	—		—	—	2,975,083
July 27, 2014 to August 23, 2014	1,205,668		$22.12	—	1,769,415
August 24, 2014 to September 27, 2014	1,196,605	(3)	21.77	—	572,810
Total	2,402,273		$21.95
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
(2) On October 23, 2014, our board of directors authorized us to repurchase an additional 3.0 million shares under our current stock repurchase program.
(3) Includes trades representing 153,000 shares that were purchased at a cost of $3.2 million and settled after the end of the quarter.
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

MASIMO CORPORATION

Date: October 29, 2014	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: October 29, 2014	By:	/s/ MARK P. DE RAAD
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)
3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)
3.3	(3)	Amended and Restated Bylaws adopted on October 20, 2011 (Exhibit 3.2)
4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)
4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999, between the Company and certain of its stockholders (Exhibit 4.2)
4.3	(2)	Rights Agreement, dated November 9, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)
4.4#	(4)	Masimo Retirement Savings Plan (Exhibit 4.7)
12.1		Statement Regarding the Computation of Ratio of Earnings to Fixed Charges
31.1		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2		Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1		Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 27, 2014 and December 28, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2014 and September 28, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2014 and September 28, 2013, and (iv) Notes to Condensed Consolidated Financial Statements.
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