Form 10-K
period 2015-01-03
MASIMO CORP
filed 2015-02-17
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33642
________________________________________________

Masimo Corporation
(Exact name of registrant as specified in its charter)
________________________________________________

Delaware	33-0368882
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
52 Discovery, Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)
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

Large accelerated filer	☒	Accelerated filer	☐	Non accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 28, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market, was approximately $730.9 million. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At January 31, 2015, the registrant had 52,613,110 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the registrant’s proxy statement for the registrant’s 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

MASIMO CORPORATION
FISCAL YEAR 2014 FORM 10-K ANNUAL REPORT

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
Overview
We are a global medical technology company that develops, manufactures and markets a variety of noninvasive monitoring technologies. We provide our products directly and through distributors and original equipment manufacturers (OEM) partners to hospitals, emergency medical service (EMS) providers, physician offices, veterinarians, long term care facilities and consumers. Our mission is to improve patient outcomes and reduce the cost of care by taking noninvasive monitoring to new sites and applications. We were incorporated in California in May 1989 and reincorporated in Delaware in May 1996.
Our core business is measure-through-motion and low-perfusion pulse oximetry monitoring, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry. Our product offerings have expanded significantly over the years to also include noninvasive optical blood constituent monitoring, optical organ oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring and optical gas monitoring. In addition, we have developed the Root® patient monitoring and connectivity platform, the Radical-7® bedside and portable patient monitor and the Radius-7™ wearable wireless patient monitor. We have also developed the Patient SafetyNet™ remote patient surveillance monitoring system, which currently allows up to 80 patients to be monitored simultaneously through a central station or remotely by care providers through their pagers or smart phones.
Our solutions and related products are based upon our proprietary Masimo SET® and rainbow® algorithms. These technologies are incorporated into a variety of product platforms depending on our customers’ specifications. In addition, we provide our technologies to OEMs in a form factor that is easy to integrate into their patient monitors, defibrillators and infant incubators. Our technology is supported by a substantial intellectual property portfolio that we have built through internal development and, to a lesser extent, acquisitions and license agreements. We have also exclusively licensed from Cercacor Laboratories, Inc. (Cercacor) the right to OEM rainbow® technologies and to incorporate rainbow® technology into our products intended to be used by professional caregivers, including, but not limited to, hospital caregivers and alternate care facility caregivers.
Conventional Pulse Oximetry
Pulse oximetry enables the noninvasive measurement of the oxygen saturation level of arterial blood, which delivers oxygen to the body’s tissues. Pulse oximetry also enables the measurement of pulse rate, which when measured by electrocardiogram (ECG), is called heart rate. Pulse oximeters use sensors attached to an extremity, typically the fingertip. These sensors contain two light emitting diodes that transmit red and infrared light from one side of the extremity through the tissue to a photodetector on the other side of the extremity. The photodetector in the sensor measures the amount of red and infrared light absorbed by the tissue. A microprocessor then analyzes the changes in light-absorption to provide a continuous, real-time measurement of the amount of oxygen in the patient’s arterial blood. Pulse oximeters typically give audio and visual alerts, or alarms, when the patient’s arterial blood oxygen saturation level or pulse rate falls outside of a user-designated range. As a result, clinicians have the opportunity to assess patients who may need immediate treatment to prevent the serious clinical consequences of hypoxemia, or low oxygen saturation levels, and hyperoxemia, or high oxygen levels.
As one of the most common measurements taken in and out of hospitals around the world, pulse oximetry has gained widespread clinical acceptance as a standard patient vital sign measurement because it can give clinicians an early warning of low arterial blood oxygen saturation levels, known as hypoxemia. Early detection is critical because hypoxemia can lead to a lack of oxygen in the body’s tissues, which can result in organ damage or death. Pulse oximeters are used primarily in critical care settings, including surgery, recovery rooms, intensive care units (ICUs), emergency departments and alternative care settings, such as long-term care facilities and for home monitoring of patients with chronic conditions.
Clinicians also use pulse oximeters to estimate whether there is too much oxygen in the blood, a condition called hyperoxemia. In premature babies, hyperoxemia can lead to permanent eye damage or blindness. By ensuring that oxygen saturation levels in babies remain within clinically accepted limits, clinicians believe they can lower the incidence of hyperoxemia. In adults, to prevent hyperoxemia, clinicians use pulse oximetry monitoring to guide the administration of oxygen to maintain normal saturation levels.
Conventional pulse oximetry is subject to technological limitations that reduce its effectiveness and the quality of patient care. In particular, when using conventional pulse oximetry, oxygen saturation measurements can be distorted by motion artifact, or patient movement, and low perfusion, or low arterial blood flow at the measurement site. Motion artifact can cause conventional pulse oximeters to inaccurately measure the arterial blood oxygen saturation level, due mainly to the movement and recognition of venous blood. Venous blood may cause falsely low oxygen saturation readings. Low perfusion can also cause conventional pulse oximeters to report inaccurate measurements, or in some cases, no measurement at all. Conventional pulse oximeters cannot distinguish oxygenated hemoglobin, or the component of red blood cells carrying oxygen, from dyshemoglobins, which are hemoglobin bound with carboxyhemoglobin or methemoglobin and are therefore incapable of carrying oxygen. In addition, conventional pulse oximetry readings can also be impacted by bright light and electrical interference from the presence of electrical surgical equipment.
Independent research has shown that over 70% of the alarms outside the operating room are false when using conventional pulse oximetry. In addition, in the operating room, conventional pulse oximeters can fail to give measurements due to weak physiological signals, or low perfusion, in up to 9% of all cases studied. Manufacturers of conventional pulse oximeters have attempted to address some of these limitations with varying degrees of success. Some competing devices have attempted to minimize the observed effects of motion artifact by repeating the last measurement before motion artifact is detected, until a new, clean signal is detected and a new measurement can be displayed, known as freezing values. Other competing devices increase the averaging time during motion, known as long-averaging, in an attempt to reduce the observed effect of motion on their measurements. Still other competing devices extend the audible alarm notification delay, which reduces the awareness of inaccurate measurements. These competing solutions, commonly referred to as “motion tolerant” or “alarm management” techniques, mask the limitations of conventional pulse oximetry. Several published studies have demonstrated that these also contribute to increased occurrences of undetected true alarms, or events where hypoxemia occurs, but is not detected by the pulse oximeter.
Conventional pulse oximetry technology also has several practical limitations. Because the technology cannot consistently measure oxygen saturation levels of arterial blood in the presence of motion artifact or low perfusion, conventional pulse oximetry is limited in non-critical care settings of the hospital, such as general care areas, where the hospital staff-to-patient ratio is significantly lower and the staff has lower tolerance for false alarms. In order for pulse oximetry to become a standard patient monitoring device in these settings, these limitations must be overcome.
In addition, two-wavelength pulse oximeters cannot distinguish oxygenated hemoglobin from dyshemoglobin, including the most prevalent forms of carboxyhemoglobin and methemoglobin. As a result of these dyshemoglobins, pulse oximeters will report falsely high oxygen levels when they are present in the blood.
Masimo SET® Pulse Oximetry
Masimo SET® was designed to overcome the primary limitations of conventional pulse oximetry by maintaining accuracy in the presence of motion artifact, low perfusion and weak signal-to-noise situations. Our Masimo SET® platform, which became available to hospitals in the U.S. in 1998, is the basis of our pulse oximetry products and we believe represented the first significant technological advancement in pulse oximetry since its introduction in the early 1980s. Masimo SET® utilizes five signal processing algorithms, four of which are proprietary, in parallel to deliver high sensitivity and specificity in the measurement of arterial blood oxygen saturation levels. Sensitivity is the ability to detect true events and specificity is the ability to reject false alarms. One of our proprietary processing algorithms, Discrete Saturation Transform®, separates the signal from noise in real-time through the use of adaptive filtering and an iterative sampling technique that tests each possible saturation value for validity. Masimo SET® signal processing can therefore identify the venous blood and other noise, isolate them, and extract the arterial signal.
The performance of Masimo SET® pulse oximetry is proven by more than 100 independent studies and thousands of clinical evaluations. We believe that Masimo SET® is trusted by clinicians to safely monitor approximately 100 million patients each year and is used hospital-wide by eight of the top ten hospitals on the U.S. News & World Report Best Hospitals Honor Roll (2013-2014). Compared to conventional pulse oximeters, during patient motion and low perfusion, Masimo SET® provides measurements when other pulse oximeters cannot, dramatically reduces false alarms (specificity), and accurately detects true alarms (sensitivity) that can indicate a deteriorating patient condition. Masimo SET® pulse oximetry has also been shown to improve patient outcomes by helping clinicians reduce retinopathy of prematurity in neonates, screen newborns for critical congenital heart disease (CCHD), reduce ventilator weaning time and arterial blood gas measurements in the ICU, and save lives and costs while reducing rapid response activations and ICU transfers on the general floor.
Our pulse oximetry technology is contained on a circuit board which is placed inside a standalone pulse oximetry monitor, placed inside original equipment manufacturer (OEM) multiparameter monitors, or included as part of an external “Board-in-Cable” solution that is plugged into a port on an OEM or other device. All of these solutions use our proprietary single-patient use or reusable sensors and cables. We sell our products to end-users through our direct sales force and certain distributors, as well as to our OEM partners, for incorporation into their products. In 2013, we also began selling our pulse oximetry products in the consumer market. As of January 3, 2015, we estimate that the worldwide installed base of our pulse oximeters and OEM monitors that incorporate Masimo SET® and rainbow® SET was more than 1.3 million units, excluding handheld devices. Our installed base is the primary driver for the recurring sales of our pulse oximeter and Pulse CO-Oximeter® sensors, most notably, single-patient adhesive sensors.
To complement our Masimo SET® platform, we have developed a wide range of proprietary single-patient use (disposable) and multi-patient (reusable) sensors, cables and other accessories designed specifically to work with Masimo SET® software and hardware. Our single-patient use sensors offer several advantages over reusable sensors, including improved performance, cleanliness, increased comfort and greater reliability. In addition, our neonatal adhesive sensors have been designed to exhibit greater durability compared to competitive sensors. Although our technology platforms operate solely with our proprietary sensor lines, our sensors have the capability to work with certain competitive pulse oximetry monitors through the use of adapter cables.
Adhesive sensors are single-patient use items, but the U.S. Food and Drug Administration (FDA) allows third parties to reprocess pulse oximetry sensors. In response to some hospitals’ requests to implement environmentally friendly or “green” products, we developed the rainbow ReSposable® sensor system. The rainbow ReSposable® sensor, part reusable and part disposable, combines the performance and comfort of single-use adhesive sensors with the economic and “green” advantages of reusable sensors.
Masimo SET® technologies and products offer multiple clinical and financial benefits, including:

•	Fewer false alarms and better true alarm detection. Over 100 independent studies demonstrate the advantages of Masimo SET® during challenging conditions in adult, pediatric and neonatal patients.

•
Fewer arterial blood gas measurements, faster oxygen weaning time, and lower length of stay in the ICU. Due to the ability of Masimo SET® to monitor patients during challenging conditions, studies have shown that Masimo SET® helps clinicians reduce the need for arterial blood gas, weaning times from the ventilator, and length of stay.

•
Lower sensor utilization. Masimo SET® sensors provide enhanced durability for greater sensor longevity, and the underlying performance of Masimo SET® in challenging conditions makes it easier to obtain measurements on digits with low perfusion, which reduces the use of multiple sensors on the same patient.

•
Increased detection of critical congenital heart disease through newborn screening. Four studies totaling 118,000 patients have shown that adding Masimo SET® to the standard physical exam helps clinicians to increase the detection of critical congenital heart disease, a potentially fatal disease, before the newborn leaves the hospital. The published evidence for Masimo SET® led the American Academy of Pediatrics and the U.S. Department of Health and Human Services to recommend mandatory screening for all newborns using “motion-tolerant pulse oximeters that report functional oxygen saturation and have been validated in low perfusion conditions”. In 2012, we received FDA 510(k) clearance for Masimo SET® pulse oximeters and neonatal sensors with labeling for screening newborns for CCHD, marking the first time the FDA cleared specific labeling for the use of pulse oximeters, in conjunction with a physical exam, to screen newborns for CCHD.

•
Reduced retinopathy of prematurity in very low birth weight neonates. In a two-phased study of two centers that previously used competing pulse oximetry, both centers simultaneously changed their neonatal oxygen targeting policy, and one of the centers switched to Masimo SET® pulse oximetry. In the first phase of the study, there was no decrease in retinopathy of prematurity at the center using competing pulse oximetry but there was a 58% reduction in significant retinopathy of prematurity and a 40% reduction in the need for laser eye treatment at the center using Masimo SET®. In the second phase of the study, the center still using competing pulse oximetry switched to Masimo SET® and it experienced results similar to the center already using Masimo SET®

Masimo rainbow ® SET® Platform
Since introducing Masimo SET®, we have continued to innovate by introducing breakthrough noninvasive measurements that go beyond arterial blood oxygen saturation and pulse rate. In 2005, we introduced the Masimo rainbow® SET® platform, leveraging our Masimo SET® technology and incorporating licensed rainbow® technology to enable real-time monitoring of additional noninvasive measurements. Our rainbow® SET® platform includes our rainbow® SET® Pulse CO-Oximetry products, which we believe are the first devices cleared by the FDA to noninvasively and continuously monitor multiple blood-based measurements using multiple wavelengths of light, which was previously possible only through intermittent invasive procedures. In addition to monitoring oxygen saturation (SpO2), pulse rate (PR), perfusion index (PI), Pleth Variability Index (PVI®) and Respiration Rate from Pleth (RRp™), Masimo rainbow® SET Pulse CO-Oximetry has the unique ability to measure and distinguish oxygenated hemoglobins from certain dyshemoglobins, hemoglobins that are incapable of transporting oxygen, and allows for the rapid noninvasive monitoring of hemoglobin (SpHb®), carboxyhemoglobin (SpCO®) and methemoglobin (SpMet®). The Masimo rainbow® SET platform also allows for monitoring of arterial oxygen saturation even under the presence of carboxyhemoglobin and methemoglobin, known as fractional arterial oxygen saturation (SpfO2™). Additionally, the rainbow® SET platform also allows for the calculation of Oxygen Content (SpOC™) and Oxygen Reserve Index (ORI™). Although RRp™, SpfO2™ and ORI™ have received CE Mark, they are not currently available for sale in the U.S.
We have also developed multi-wavelength sensors that have the ability to monitor multiple measurements with a single sensor. We believe that the use of Masimo rainbow® Pulse CO-Oximetry products will become widely adopted for the noninvasive monitoring of these measurements. We also believe that the addition of Acoustic Respiration Rate (RRa®) with our rainbow Acoustic® Monitoring technology for noninvasive and continuous monitoring will strengthen the clinical demand for the rainbow® platform, especially in the growing general floor market.
Products with our MX circuit board contain our Masimo SET® pulse oximetry technology as well as circuitry to support rainbow® measurements. At the time of purchase, or at any time in the future, our customers and our OEMs’ customers have the option of purchasing additional rainbow® software measurements, which will allow the customer to expand their patient monitoring systems to monitor incremental measurements with a cost-effective solution. To date, over twenty five companies have released rainbow® SET® equipped products or announced rainbow® integration plans. Companies with released rainbow® SET® products include ATOM Medical, Dräger, Edwards, Fukuda Denshi,GS Corpuls, Philips, Physio-Control, Saadat, Schiller, Welch Allyn and ZOLL. Companies that have announced rainbow® SET integration, but have not yet released products, include CareFusion, and GE Medical Systems.
SpHb®
Hemoglobin is the oxygen-carrying component of red blood cells (RBC). Hemoglobin measurement is one of the most frequent invasive laboratory measurements in the world, and is often measured as part of a complete blood count (CBC), which measures multiple other blood components. A low hemoglobin status is called anemia, which is generally caused by bleeding or the inability of the body to produce red blood cells. As a chronic disorder, anemia can be treated by iron supplements, diet changes or drugs that increase the production of red blood cells. As an acute disorder, anemia due to bleeding requires stoppage of the bleeding before organ dysfunction or death occurs, or a blood transfusion to sustain organ function and life.
SpHb® is available as a continuous monitor or a spot check measurement. Continuous SpHb® monitoring provides real-time visibility into hemoglobin levels and the changes, or lack of changes, in hemoglobin levels, which can otherwise only be measured through intermittent, invasive blood testing. While SpHb® is not intended to replace invasive hemoglobin tests, when used with other clinical variables, SpHb® may help clinicians identify low hemoglobin and help determine additional test and treatment options.
SpOC™
SpOC™ provides a more complete picture of a patient’s oxygenation status by combining noninvasive measurements of both hemoglobin and plasma oxygen levels into a single calculation.

SpCO®
Carbon monoxide (CO) is a colorless, odorless and tasteless gas that is undetectable by humans and is often unknowingly inhaled from combustion fumes, or during fires by victims and first responders. CO poisoning is the leading cause of accidental poisoning death in the U.S., responsible for up to 50,000 emergency department visits and 500 unintentional deaths annually. CO poisoning, which involves CO binding with hemoglobin cells, thereby preventing them from carrying oxygen, can cause severe neurological damage, permanent heart damage or death in a matter of minutes. Quick diagnosis and treatment of CO poisoning in the emergency department is critical in saving lives and preventing long-term damage, but the condition is often misdiagnosed because symptoms are similar to the flu.
CO levels in the blood can be measured using a laboratory CO-Oximeter, which requires a patient or a patient’s blood sample to be transported to a hospital with laboratory CO-Oximetry capability. Additional delays occur if a patient needs hyperbaric oxygen therapy, which often requires transfer to yet another medical center with hyperbaric capability. Outside the hospital, laboratory measurements of carboxyhemoglobin are not considered feasible. Historically, this meant that CO levels in the blood could not be assessed in environments in which it would be very useful, such as in the home of a patient or in the medical evaluation of first responders exposed at the scene of a fire.
We believe that the greatest opportunity for SpCO® monitoring is in the EMS, fire and hospital emergency department settings. In a 2013 study, elevated SpCO® was used to help indicate a need for invasive testing in emergency department patients with headaches. This study found that 23% of the cases that were ultimately diagnosed with CO poisoning were only diagnosed after elevated SpCO® levels had been tested. While SpCO® is not intended to replace invasive carboxyhemoglobin tests, when used with other clinical variables, SpCO® may help clinicians identify elevated CO levels and help determine additional test and treatment options. Multiple leading emergency first responder associations, including the National Association of Emergency Medical Technicians, the National Association of EMS Educators, the International Association of Fire Fighters and the International Association of Fire Chiefs, now educate their members that noninvasive CO measurement is appropriate when exposure is suspected or when an individual presents symptoms that could indicate elevated CO levels. In addition, the National Fire Protection Association (NFPA), one of the world’s authoritative sources on fire prevention and public safety, has recently released updated Fire Rehabilitation Standard 1584, Standard on the Rehabilitation Process for Members During Emergency Operations and Training Exercises, requiring firefighters exposed to smoke at incident scenes and during training to be accessed for elevated CO levels.
SpMet®
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
While SpMet® is not intended to replace invasive methemoglobin tests, when used with other clinical variables, SpMet® may help clinicians detect methemoglobinemia and help determine additional test and treatment options.
PVI®
Pleth Variability Index (PVI®) calculation is a measure of the dynamic changes in the Perfusion Index (PI) that occur during the respiratory cycle. The calculation is accomplished by measuring changes in PI over a time interval where one or more complete respiratory cycles have occurred. PVI® is displayed as a percentage. The lower the number, the less variability there is in the PI over a respiratory cycle. PVI® may show changes that reflect physiologic factors such as vascular tone, circulating blood volume and intrathoracic pressure excursions. When used with other clinical variables, PVI® may help clinicians assess fluid responsiveness, improve fluid management in surgical and intensive care patients who are mechanically ventilated, and help determine other treatment options.
RRp™
Respiration rate is defined as the number of breaths per minute. Changes in respiration rate provide an early warning sign of deterioration in patient condition. A low respiration rate is indicative of respiratory depression and high respiration rate is indicative of patient distress. Current methods to monitor respiration rate include end tidal CO2 monitoring, which requires a nasal cannula to be inserted in the patient’s nose and therefore has low patient compliance, and impedance monitoring, which is considered unreliable. RRp™ is a breakthrough measurement that allows clinicians to noninvasively and continuously measure and monitor respiration rate using a standard Masimo SET® pulse oximetry or rainbow® Pulse CO-Oximeter sensor®. The RRp™ measurement is determined by the variations in the plethysmograph waveform due to respiration, although the measurement is not possible in all patients or many conditions and may not immediately indicate changes in respiration rate. RRp™ is not currently available for sale in the U.S.
RRa®
Our sound-based monitoring technology, rainbow Acoustic Monitoring™ (RAM™), enables RRa® continuous and noninvasive monitoring of respiration rate. For patients requiring accurate and sensitive respiration rate monitoring, we believe that RRa® has been shown to better detect pauses in breathing than respiration rate measurements from other capnography technologies. The RRa® measurement also provides an important visual indication of breathing through the displayed acoustic waveform. Multiple clinical studies have shown that the noninvasive measurement of RRa® provides as good or better accuracy to monitor respiration rate as end tidal CO2 monitoring, and can reliably detect respiratory pause episodes, defined as a cessation of breathing for 30 seconds or more. When used with other clinical variables, RRa® may help clinicians assess respiratory depression and respiratory distress earlier and more often to help determine treatment options and potentially enable earlier interventions.
SpfO2™
Prior to our debut of SpfO2™ in October 2012, pulse oximeters could only measure and display functional oxygen saturation (SpO2). Therefore, when patients had elevated carboxyhemoglobin (from CO poisoning) and/or elevated methemoglobin (negative reaction to more than 30 common drugs used in hospitals, like caines, nitrates, and dapsone), the displayed functional oxygen saturation overestimated the actual oxygen saturation value. SpfO2™, or fractional oxygen saturation, allows more precise arterial oxygenation assessment in patients with elevated dyshemoglobins, common throughout the hospital and pre-hospital setting, compared to functional oxygen saturation, and may also allow earlier interventions and more timely therapeutic decisions. SpfO2™ is not currently available for sale in the U.S.
ORI™
In October 2014, we announced CE Mark clearance and limited market release of Oxygen Reserve Index (ORI™). ORI™ provides real-time visibility to oxygenation status in moderate hyperoxic range, which we define as a patient’s oxygen “reserve”. ORI™ can be trended and has optional alarms to notify clinicians of changes in a patient’s oxygen reserve. When this technology is used with oxygen saturation (SpO2) monitoring, ORI™ may extend the continuous and noninvasive visibility of a patient’s oxygen status into ranges previously unmonitored in this fashion. ORI™ may also be of value in patients receiving supplemental oxygen, such as those in surgery, under conscious sedation, or in the ICU, as ORI™ it is represented as an “index” parameter with a unit-less scale between 0.00 and 1.00. Furthermore, ORI™ may provide an advance warning of an impending hypoxic state, or an indication of an unintended hyperoxic state, when evaluated in conjunction with the partial pressure of oxygen (PaO2). In this way, ORI™ may enable proactive interventions to avoid hypoxia and unintended hyperoxia. ORI™ is not currently available for sale in the U.S.
Noninvasive Measurements and Technologies
Following the introduction of our rainbow® SET® platform, we have continued to expand our technology offerings by introducing additional noninvasive measurements and technologies to create new market opportunities in both the hospital and non-hospital care settings.
SedLine® Brain Function Monitoring
Brain function monitoring is most commonly used during surgery to help clinicians avoid over-and under-titration of anesthesia and sedation. SedLine® brain function monitoring technology measures the brain’s electrical activity by detecting EEG signals. In contrast to whole scalp EEG monitoring, which is used for diagnostic purposes, this form of EEG monitoring is often referred to as processed EEG monitoring, or brain function monitoring. Brain function monitors display the patient’s EEG waveforms, but these are difficult for clinicians to interpret, so the EEG signals are processed and displayed as a single index that gives a continuous, quantitative indication of the patient’s depth of anesthesia and sedation. Our SedLine® brain function monitoring technology can now be delivered through the Masimo Open Connect™ (MOC-9™) connectivity port within our Root® patient monitoring and connectivity platform that integrates our breakthrough rainbow® and SET® measurements with multiple additional parameters, such as SedLine®. In addition, our SedLine® brain function monitoring technology also displays raw EEG waveforms, the Patient State Index (PSI) and the Density Spectral Array view.

Capnography and Gas Monitoring
We offer a portfolio of capnography and gas monitoring products ranging from external “plug-in-and-measure” capnography and gas analyzers, integrated modules, and handheld capnograph and capnometer devices. These products have the ability to measure multiple expired gases, such as carbon dioxide (CO2), nitrous oxide (N2O), oxygen (O2) and other anesthetic agents. In the case of capnography, respiration rate is also calculated from the CO2 waveform. These measurements are possible through either mainstream monitoring, which samples gases from a ventilated patient’s breathing circuit, or sidestream monitoring, which samples gases from a breathing circuit in mechanically ventilated patients or through a cannula or mask in spontaneously breathing patients. These capnography and gas measurements are standard-of-care in many hospital environments, such as operating rooms, procedural sedation and ICUs.
O3™
O3™ regional oximetry, also known as tissue oximetry and cerebral oximetry, uses near-infrared spectroscopy (NIRS) to provide for continuous measurement of tissue oxygen saturation (rSo2) to help detect regional hypoxemia that pulse oximetry alone can miss. In addition, our Root® monitor and O3™ sensors can automate the differential analysis of regional to central oxygen saturation. O3™ monitoring is as simple as applying O3™ regional oximetry sensors to the forehead and connecting the O3™ MOC-9™ module to any Root® monitor through one of its three MOC-9™ ports. O3™ regional oximetry is currently intended for use in subjects larger than 40 kg (88 lbs) and has received the CE Mark, but is not currently available for sale in the U.S.
Patient SafetyNet™
Our patient surveillance, remote monitoring and clinician notification solution, Patient SafetyNet™, allows for monitoring of the oxygen saturation, pulse rate, perfusion index, hemoglobin, methemoglobin, and respiration rate of up to 80 patients simultaneously. Patient SafetyNet™ offers a rich user interface with trending, real-time waveform capability at the central station and remote notification via pager or smart phones. Patient SafetyNet™ also features the Adaptive Connectivity Engine™, which enables two-way, HL7-based connectivity to clinical/hospital information systems. The Adaptive Connectivity Engine™ significantly reduces the time and complexity to integrate and validate custom HL7 implementations, and demonstrates our commitment to innovation that automates patient care with open, scalable, and standards-based connectivity architecture.
In a landmark study published in 2010 by Dartmouth-Hitchcock Medical Center, clinicians using Masimo SET® and Patient SafetyNet™ identified patient distress earlier, which decreased rapid response team activations, ICU transfers and ICU days. Hospitals and other care centers may determine that they can reduce their costs by moving less critically ill patients from the ICU to the general care areas where these patients can be continuously and accurately monitored in a more cost effective manner. We believe that the advanced performance of the Masimo SET® platform coupled with reliable, cost effective and easy-to-use wireless remote monitoring will allow hospitals to create continuous surveillance solutions on general care floors where patients are at risk of avoidable adverse events and where direct patient observation by skilled clinicians is cost prohibitive.
Halo Index™
Halo Index™ is a dynamic indicator that facilitates continuous global trending and assessment of multiple physiological measurements to quantify changes in patient status with a single number displayed on our Patient SafetyNet™ screen. This may allow clinicians to identify patient risk that was otherwise not apparent and may also help clinicians, in the presence of individual parameter alarms, to assess that a patient’s risk remains low, allowing them to focus on other higher risk patients. Halo Index™ has received CE Mark, but is not currently available for sale in the U.S.
Third-Party Device Connectivity
Despite medical technology advances, the lack of device communication and integration creates risks to patient safety in hospitals around the world. Without device interoperability, critical patient information can go unnoticed - leaving clinicians unaware and patients at risk. Existing approaches for device interoperability require separate hardware, software and/or network infrastructure, which can clutter the patient room, increase complexity, burden IT management and increase costs. To address these challenges, we introduced Iris™ connectivity in our Root® patient monitoring and connectivity platform. Iris™ connectivity enables multiple standalone third-party devices such as intravenous pumps, ventilators, hospital beds and other patient monitors to connect through Root®, enabling display, notification and documentation to the electronic medical record through Masimo Patient SafetyNet™.
Masimo’s addition of Iris™ connectivity in Root® and Patient SafetyNet™ provides multiple advantages to hospitals, including the following:

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
Our Strategy
Since inception, our mission has been to develop noninvasive monitoring solutions that improve patient outcomes and reduce the cost of patient care. We intend to continue to grow our business and improve our market position by pursuing the following strategies:

•
Continue to Expand our Market Share in Pulse Oximetry. We grew our product revenue to $556.8 million in 2014 from $406.5 million in 2011, representing a three year compound annual growth rate of 11.1%. This growth can be attributed to strong, independent clinical evidence that demonstrates the benefits of our technology, the increased access to pulse oximetry customers through our agreements with group purchasing organizations (GPOs), our expanding list of OEM partners and the continued expansion of our worldwide direct sales force. We supplement our direct sales to hospitals and other low acuity healthcare facilities through various U.S. and international distributors. Combined sales through our direct and distributor sales channels increased to $472.7 million, or 84.9% of product revenue in 2014, from $342.9 million, or 84.4% of product revenue in 2011.

•
Expand the Pulse Oximetry Market to Other Patient Care Settings. We believe the ability to continuously and accurately monitor patients outside of critical care settings, including the general, medical and surgical floors of the hospital, are currently unmet medical needs and have the potential to significantly improve patient care and increase the size of the pulse oximetry market. We believe the ability of Masimo SET® to accurately monitor and address the limitations of conventional pulse oximetry has enabled, and will continue to enable, us to expand into non-critical care settings and therefore, significantly expand the market for our products. To further support our expansion into the general care areas, we market Patient SafetyNet™, which enables continuous monitoring of up to 80 patients’ oxygen saturation, pulse rate and with rainbow® SET®, noninvasive hemoglobin and respiration rate.

•
Expand the Use of rainbow® Technology in Hospital Settings. We believe the noninvasive measurement of rainbow® Pulse CO-Oximetry (SpHb®, SpCO®, SpMet®, PVI®, SpfO2™, SPOC™, and ORI™), rainbow Acoustic Monitoring™ (RRa®), and the Halo Index™, as well as future measurements, will provide an excellent opportunity to leverage existing customer relationships into new opportunities to improve patient care and, at the same time, expand our product revenue opportunities through a greater ability to convert non-Masimo hospitals to Masimo hospitals due to our expanded rainbow® measurement capabilities.

•
Expand the Use of rainbow® Technology in the Non-Hospital Setting. We believe the noninvasive measurement of hemoglobin creates a significant opportunity in markets such as the physician office and emergency departments, and the noninvasive measurement of carboxyhemoglobin creates a significant opportunity in the fire/alternate care market.

•
Utilize our Customer Base and OEM Relationships to Market our Masimo rainbow® SET® Products Incorporating Licensed rainbow® Technology. We are currently selling our rainbow® SET® products through our direct sales force and distributors. We include our MX circuit boards in our pulse oximeters and sell them to our OEM partners, equipped with circuitry to support rainbow® Pulse CO-Oximetry measurements that can be activated at time of sale or through a subsequent software upgrade. We believe that, over time, the clinical need of these measurements along with our installed customer base will help drive the adoption of our rainbow® Pulse CO-Oximetry products.

•
Continue to Innovate and Maintain Our Technology Leadership Position. We invented and pioneered what we believe is the first pulse oximeter to accurately measure arterial blood oxygen saturation level and pulse rate in the presence of motion artifact and low perfusion. In addition, we launched our rainbow® SET® platform that enabled what we believe is the first noninvasive monitoring of carboxyhemoglobin, methemoglobin and hemoglobin, as well as PVI®, all of which were previously only available with invasive and/or complicated testing. With our introduction of RRa® with rainbow Acoustic Monitoring™ technology, we believe we have launched the first platform to enable noninvasive and continuous respiration monitoring through an easy-to-use single patient adhesive acoustic sensor. We plan to continue to innovate and develop new technologies and products, internally and through our collaboration with Cercacor, from whom we currently license certain rainbow® technologies.

Our future growth strategy is also closely tied to our focus on international expansion opportunities. Since 2007, we have been expanding our sales and marketing presence in Europe, Asia, Canada and Latin America. We have accomplished this by both additional staffing and adding or expanding sales offices in many of these territories. By centralizing a portion of our international operations in Neuchatel, Switzerland, including sales management, marketing, customer support, planning, logistics and administrative functions, we believe we have developed a more efficient and scalable international organization that is capable of being even more responsive to the business needs of our international customers under one centralized management structure.
Operating Segment and Geographic Information
We operate in one business segment, using one measurement of profitability to manage our business. Sales and other financial information by geographic area is provided in Note 16 to our consolidated financial statements that are included in this Annual Report on Form 10-K.
Our Products and Markets
We develop, manufacture and market patient monitoring technologies that incorporate a monitor or circuit board and sensors, including proprietary single-patient use, reusable and rainbow ReSposable® sensors and patient cables. In addition, we offer remote alarm/monitoring solutions, software and connectivity solutions.
The following chart summarizes our principal product components and principal markets and methods of distribution:

Patient Monitoring Solutions:

Circuit Boards and Modules (e.g., MX-1®, MX-3®, MX-5, MS-2011, MS-2040, uSpO2®, SedLine®, ISA™, and IRMA™)	• Signal processing apparatus for all Masimo technology platforms • Mainstream and sidestream capnography and gas monitors	• Incorporated and sold to OEM partners who incorporate our circuit boards into their patient monitoring systems

Monitors and Devices (e.g., Radical-7®, Pronto, Pronto-7®, Rad-57®, Root®, Radius-7™, and EMMA™)
• Bedside, handheld and wireless monitoring devices that incorporate Masimo SET® with and without licensed Masimo rainbow® SET® technology

• Compact and self-contained capnometer which monitors CO2 concentration
• Sold directly to end-users and through distributors and in some cases to our OEM partners who sell to end-users

Patient Monitoring and Connectivity Platforms (e.g., Root®, Radius-7™)
• Multi-specialty measurement monitor with connected and wireless capabilities

• Ability to connect third-party devices such as IV pumps, ventilators, beds, and other patient monitors to the electronic health record
• Sold directly to end-users and through distributors

Sensors (e.g., SET®, rainbow® Pulse CO-Oximetry, rainbow Acoustic™ Sensors™, and SedLine®)	• Extensive line of both single-patient, reusable and rainbow ReSposable® sensors • Patient cables, as well as adapter cables that enable the use of our sensors on certain competitive monitors	• Sold directly to end-users and through distributors and to OEM partners who sell to end-users

Line Filters, and Mainstream Adapters (e.g., capnography and gas disposables)	• Line of disposables to measure mainstream and sidestream capnography and gas parameters	• Sold directly to end-users and through distributors and to OEM partners who sell to end-users

Remote Alarm and Monitoring Solutions (e.g., Patient SafetyNet™)	• Network-linked, wired or wireless, multiple patient floor monitoring solutions • Standalone wireless alarm notification solutions	• Sold directly to end-users

Proprietary Measurements (e.g., SpHb®, SpCO®, SpMet®, PVI®, RRa®, ORI™, 3D Alarms, Adaptive Threshold Alarm and Halo Index™)	• Rainbow® measurements and other proprietary features sold to installed monitors	• Sold directly to end-users and through OEM partners who sell to end-users

Connectivity (e.g., Root®, Patient SafetyNet™)	• Software and hardware enabling third-party devices to connect through Patient SafetyNet™ to clinicians and for documentation to the electronic health record	• Sold directly to end-users

Consumer Monitoring Solutions:

Devices (e.g., iSpO2®, MightySat™)	• Pulse oximeter cable and sensor for use with an iPhone, iPad, iPod touch, and select Android smart phones	• Sold directly to consumers through on-line websites
Circuit Boards
Masimo SET® MS Circuit Boards. Our Masimo SET® MS circuit boards perform all signal processing and other pulse oximetry functions incorporating the Masimo SET® platform. Our MS circuit boards are included in our proprietary monitors for direct sale or sold to our OEM partners for incorporation into their monitors. Once incorporated into a pulse oximeter, the MS circuit boards perform all data acquisition processing and report the pulse oximetry levels to the host monitor. The circuit boards and related software interface directly with our proprietary sensors to calculate arterial blood oxygen saturation level and pulse rate. Our latest generation boards include the MS-2003, MS-2011, MS-2013 and MS-2040, with a typical power consumption of less than 45 milliwatts.
Masimo rainbow® SET® MX Circuit Boards. Our next-generation circuit board is the foundation for our Masimo rainbow® Pulse CO-Oximetry and rainbow Acoustic Monitoring™ platform, utilizing technology licensed from Cercacor. The MX circuit boards offer full functionality of our breakthrough rainbow® technology for noninvasive measurements for total hemoglobin (SpHb®), oxygen content (SpOC™), carboxyhemoglobin (SpCO®), methemoglobin (SpMet®) and acoustic respiration rate (RRa®), in addition to providing Measure-Through-Motion and Low-Perfusion oxygen saturation (SpO2), pulse rate (PR) and perfusion index (PI) measurement capabilities of Masimo SET® pulse oximetry. Customers can choose to buy additional measurements beyond arterial blood oxygen saturation levels and pulse rate at the time of sale or at any time in the future through a field-installed software upgrade.
In September 2014, we announced our new MX-5 OEM circuit board, a technology platform that utilizes approximately half the power of previously available rainbow® circuit boards to deliver breakthrough rainbow® Pulse CO-Oximetry noninvasive measurement performance. In addition to the lower power demands compared to previous rainbow® technology boards, the MX-5 adds dynamic power utilization to scale the MX-5’s power draw based upon the combination of parameters being monitored to permit even longer battery runtimes.
uSpO2® Cable/Board. Our SET® technology-in-a-cable contains the low power (MS-2040) technology in a reduced size, allowing it to be embedded into patient cables as part of the sensor connector. This allows for the ability to interface the uSpO2® cable/board to monitoring devices externally via an existing communications port in instances where internal integration of a traditional Masimo SET® technology board is not feasible. The uSpO2® cable/board provides full Masimo SET® Measure-Through-Motion and Low-Perfusion pulse oximetry found in our other products, with a typical power consumption of less than 45 milliwatts.
Monitors / Devices
Radical-7®. The Radical-7® incorporates our MX circuit board, which enables rainbow® SET measurements, and offers three-in-one capability that can be used as:

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

The Radical-7® is a wireless, touch screen device, which is on an upgradeable rainbow® SET® platform. With its wide-ranging flexibility, Radical-7® can continuously monitor a patient from the ambulatory environment, to the emergency room, to the operating room, to the general floor and on, until the patient is discharged. Radical-7® delivers the accuracy and reliability of Masimo rainbow® SET® with multi-functionality, ease of use and a convenient upgrade path for existing monitors.
Root®. Root® is a powerful patient monitoring and connectivity platform that integrates our breakthrough rainbow® and SET® measurements with multiple additional specialty measurements through Masimo Open Connect™ (MOC-9™) in an integrated, clinician-centric platform. The first two MOC-9™ technologies for Root® were SedLine® brain function monitoring and Phasein™ capnography. Our third MOC-9™ technology for Root®, O3™ regional oximetry, provides for continuous and simultaneous measurement of tissue oxygen saturation (rSo2) and SpO2 to help detect regional hypoxemia that pulse oximetry alone can miss. In addition, Iris™ connectivity in Root® enables 3rd party devices such as intravenous pumps and ventilators to connect through Root® and enables display, notification and documentation to the electronic medical record through Masimo Patient SafetyNet™. In June 2014, we announced FDA clearance for our Root® platform with capnography, wireless communication and Iris™ connectivity for third-party medical devices. O3™ regional oximetry has received the CE Mark but is not currently available for sale in the U.S. In combination with a Radical-7® handheld monitor, Root® will display alarm information simplifying patient care workflows and potentially helping caregivers make quicker patient assessments.
Radius-7TM. In July 2014, we announced CE Mark clearance and limited market release of Radius-7™ for the Root® patient monitoring and connectivity platform. Radius-7™ for the Root® is the first and only wearable, wireless monitor with our rainbow® SET® technology, enabling early identification of clinical deterioration while offering patients continuous monitoring with freedom of movement. With rainbow® SET® noninvasive measurements, Radius-7™ with Root® can alert clinicians at the bedside or remotely, through Masimo Patient SafetyNet™, of critical changes in a patient’s oxygen saturation and pulse rate, even during states of motion and low perfusion, as well as respiration through RRa®. Radius-7™ with Root® obtained FDA 510(k) clearance in December 2014.
SatShare®. Our SatShare® technology enables a conventional monitor to receive continuous measurement updates using Masimo SET® through a simple cable connection from the back of Radical-7® to the sensor input port of the conventional monitor. No software upgrades or new modules are necessary for the upgrade, which can be completed in minutes. SatShare® allows hospitals to standardize the technology and sensors used throughout the hospital while allowing them to gain more accurate monitoring capabilities and additional multi-functionality in a cost-effective manner. This technology has facilitated many hospital-wide conversions of previously installed competitor monitors to Masimo SET®. In addition, Masimo rainbow® SET® measurements such as hemoglobin are available to clinicians on the Radical-7® itself while the device is being used in SatShare® mode.
Pronto®. The Pronto® is a handheld noninvasive multiparameter testing device that uses Masimo rainbow® SET® technology to provide oxygen saturation, pulse rate, perfusion index and spot-checking of hemoglobin levels for both hospitals (i.e., emergency departments) and remote settings such as physician offices.
Pronto-7®. The Pronto-7® is a noninvasive multiparameter device utilizing rainbow 4D™ that provides spot-checking of hemoglobin, oxygen saturation, pulse rate and perfusion index. With a touch screen for easy operation and wireless 802.11 and Bluetooth for printing and communication, the Pronto-7® is well-suited for spot-checking of hemoglobin in clinical and non-clinical settings.
Rad-8®. The Rad-8® is a bedside pulse oximeter featuring Masimo SET® (but without rainbow® capability) with a low cost design and streamlined feature set.
Rad-5®. In addition to the bedside monitors, we have developed handheld pulse oximeters using Masimo SET® (but without rainbow® capability). Our Rad-5® and Rad-5v™ handheld oximeters were the first dedicated handhelds with Masimo SET®.
Rad-57®. The Rad-57® is a fully featured handheld Pulse CO-Oximeter® that provides continuous, noninvasive measurement of hemoglobin, carboxyhemoglobin and methemoglobin in addition to oxygen saturation, pulse rate and perfusion index. Its rugged and lightweight design makes it applicable for use in hospital and field settings, specifically for fire departments and emergency medical service units.
SedLine® MOC-9™ Module. The SedLine® monitor measures brain function on a continuous basis. The SedLine® MOC-9™ module for Root® is an EEG-based brain function monitor that provides information about a patient’s response to anesthesia.
O3™ MOC-9™ Module. The O3™ MOC-9™ module for Root® uses near-infrared spectroscopy (NIRS) to detect regional hypoxemia by continuously measuring tissue oxygen saturation (rSo2), automating the differential analysis of regional to central oxygen saturation.

Capnography and Gas Monitoring. Our gas analyzers, IRMA™ and ISA™, and emergency capnometer (EMMA™), enable our customers to benefit from CO2, N2O, O2 and anesthetic agent monitoring in many hospital environments.
uSpO2™ Cable/Board. Our new SET® technology-in-a-cable contains our low power (MS-2040) technology in a reduced size, allowing it to be embedded into patient cables as part of the sensor connector.
Sensors
Sensors and Cables. We have developed one of the broadest lines of single-patient use (disposable), reusable and rainbow ReSposable® sensors and cables. In total, we have over 100 different types of sensors to meet virtually every clinical need. Masimo SET® sensors are uniquely designed to reduce interference from physiological and non-physiological noise. Our proprietary technology platforms operate only with our proprietary sensor lines. However, through the use of adapter cables, we can connect our sensors to certain competitor pulse oximetry monitors. We sell our sensors and cables to end-users directly or through our distributors and OEM partners.
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
Trauma and Newborn Sensors. We have developed two specialty sensor lines, specifically designed for trauma and resuscitation situations, as well as for newborns. These sensors contain an identifier which automatically sets the oximeter to monitor with maximum sensitivity and the shortest-averaging mode and allows for quick application, even in wet and slippery environments. Additionally, we introduced low-profile sensors to monitor oxygen saturation in newborns. The newly enhanced low-profile LNCS® and M-LNCS™ Neo, NeoPt and Inf Sensors are smaller and thinner, making them significantly more comfortable for patients and easier to apply for healthcare workers.
Blue Sensors. We believe our Blue Sensors are the first FDA-cleared sensors to accurately monitor arterial blood oxygen saturation levels in cyanotic infants and children with abnormally low oxygen saturation levels.
E1® Ear Sensor. We believe that our E1® Ear Sensor was the first ever, single-patient-use ear sensor that is placed securely in the ear conchae, so clinicians can combine Masimo SET® performance and central monitoring to provide quick access and responsive assessment of oxygenation. The E1® Ear Sensor is designed for field emergency medical services utilization.
TFA-1™ Adhesive Forehead Sensor. We believe our TFA-1™ forehead sensor can combine Masimo SET® performance and central monitoring to provide quick access and responsive assessment of oxygenation, for hospitals desiring forehead monitoring with a disposable sensor.
Rainbow® Sensors. We have developed proprietary, multi-wavelength sensors for use with our rainbow® Pulse CO-Oximetry products. In contrast to traditional sensors that only have the capability to monitor arterial blood oxygen saturation levels and pulse rate, our rainbow® sensors can also monitor carboxyhemoglobin, methemoglobin and hemoglobin. Our licensed rainbow® SET® sensors are the only sensors that are compatible with our licensed rainbow® SET® products. Rainbow® sensors are available in single-patient use, rainbow ReSposable® and reusable spot-check sensor types.
In August 2014, we announced CE Mark regulatory clearance in Japan and limited market release of the rainbow® DCI-mini™, the first noninvasive hemoglobin (SpHb®) spot-check sensor for infants and small children (weight 3 to 30 kg). Paired with our handheld Pronto® device, the rainbow® DCI-mini™ sensors are designed to help clinicians quickly and easily spot-check hemoglobin levels in infants and small children, which may facilitate the identification of anemia. The rainbow® DCI-mini™ is not currently available for sale in the U.S. or Europe.
Rainbow Acoustic™ Sensors. We believe we were the first to market a continuous respiration rate monitoring technology based on an acoustic sensor placed on the patient’s neck. Our rainbow Acoustic™ Sensors detect the sounds associated with breathing and convert the sounds into continuous respiration rate using proprietary signal processing that is based on Masimo SET®.
SedLine® Sensor. Used with the SedLine® MOC-9™ module for the Root® patient monitor, the SedLine® sensor is a disposable sensor that collects EEG data for out Sedline® monitor.

Rainbow® Universal ReSposable SuperSensor™. This sensor, which is not currently available for sale in the U.S., is the first noninvasive sensor to provide simultaneous monitoring of SpHb®, SpCO®, SpMet®, SpfO2™, SpOC™, PI, PVI® and Measure-Through-Motion and Low-Perfusion arterial blood oxygen saturation (SpO2) and pulse rate (PR).
O3™ Sensor. Used with the O3™ MOC-9™ module for the Root® patient monitor, each O3™ sensor contains four light-emitting diodes and two detectors to continuously measure rSo2.
We offer our customers choices for reducing pollution and waste in our world while also reducing costs, including Masimo Reprocessed Sensors, the only reprocessing solution that maintains new Masimo sensor performance specifications, and rainbow ReSposable® Sensors, offering unprecedented sustainability with a lower carbon footprint and greater waste reduction than reprocessed or new sensors. Rainbow ReSposable® Sensors offer equivalent performance and comfort to single-patient use sensors and a similar sensor price-per-patient to mixed third-party reprocessed and new sensors.
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
Proprietary Measurements
All of our monitors shipped since January 2006, including Radical-7® and certain future OEM products, which incorporate the MX board will allow purchases of software for rainbow® measurements, as well as other future measurements or features that can be field installed. Our current rainbow® measurements include ORI™, PI, PR, PVI®, RRp™, SpHb®, SpO2, SpCO®, SpMet®, SpOC™ and SpfO2™, as well as rainbow® Acoustic Monitoring, RRa®
Currently, clinicians monitor multiple clinical measurements on each patient and respond independently to each of the measurements. Halo Index™ is a dynamic indicator that facilitates continuous global trending and assessment of multiple physiological measurements into a simple and comprehensive assessment within a single index to quantify changes in patient status, which is displayed on the Patient SafetyNet™ remote monitoring and notification system. Halo Index™ has received CE Mark, but is not currently available for sale in the U.S. In the future, subject to receipt of regulatory clearance, we expect Halo Index™ will also be available as part of our standalone devices and OEM boards. As more clinical evidence is collected on Halo Index™, its clinical utility in a variety of care areas and patient types will become more specific.
In October 2014, we announced CE Mark clearance of Eve™, a Newborn Screening Software Application for Radical-7® Pulse CO-Oximeters®. Eve™ is designed to help clinicians more effectively and efficiently screen newborns for critical congenital heart disease (CCHD). The Eve™ Newborn Screening Software Application in the Radical-7® Pulse CO-Oximeter® automates the screening steps with animated instruction, including sensor application, measurement selection and screening result determination. Eve™ is intended to provide consistent application of the screening protocol to reduce method and operator-induced variability and improve efficiency by automating the data capture and comparison between readings. Eve™ is currently not available for sale in the U.S.
X-Cal™
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
X-Cal™ addresses three common problems experienced by clinicians using an integrated Masimo system, including:

•
Patient safety may be compromised by using imitation Masimo sensors and cables because they are not produced with comparable components, do not provide proper shielding from ambient interferences, create electrostatic noise caused by motion, do not have our quality and performance controls, and are not tested or warranted to work within a Masimo system;

•
We design our sensors and cables to last well beyond their warranty and customer feedback indicates our sensors and cables last significantly longer than competing products, but cable and sensor reliability may still be compromised when used beyond the life they were reliably designed for, affecting patient care and causing clinicians and biomedical engineers to spend time troubleshooting intermittent cable and sensor issues; and

•
We believe that third-party reprocessed pulse oximetry sensors introduce challenges in the clinical environment due to potential quality issues. Internal Masimo testing indicates that 91% of a leading third-party reprocessor’s sensors that were tested failed to meet our performance specifications. In fact, most third-party reprocessed sensors do not indicate that they are capable of performing in Measure-Through-Motion or Low-Perfusion conditions or neonatal applications, key performance requirements available with Masimo SET® sensors. Also, no third-party company has attempted to reprocess rainbow® SET® sensors.
Connectivity
Iris™ connectivity in Root® enables third-party devices such as intravenous pumps and ventilators to connect through Root® enabling display, notification and documentation to the electronic medical record through Masimo Patient SafetyNet™.
Consumer Products
The iSpO2® pulse oximeter was designed for use with an iPhone, iPad, iPod touch and select Android smart phones. The iSpO2® uses Masimo SET® for Measure-Through-Motion and Low-Perfusion performance to allow consumers to check their own SpO2, PR and PI measurements through a pulse oximeter cable and sensor connected to an iPhone, iPad, iPod touch or select Android Smart Phone device. This version is not intended for medical use and is available online in the U.S. for sports and aviation use only. In December 2013, we received the CE Mark on iSpO2® for the Android operating system, enabling functionality on select Android-based phones outside of the U.S. The iSpO2® Rx, the professional version for medical use, also received the CE Mark in December 2013, but is not yet available for sale in the U.S.
Our MightySat™ fingertip pulse oximeter for personal use provides accurate oxygen saturation and pulse rate measurements and is designed for those who want reliable measurements even under extreme conditions. MightySat™ is available in three versions, each of which provides SpO2, PR, and PI measurements in a compact, battery-powered design with a large color screen that can be rotated for real-time display of the pleth waveform as well as measurements. Optional Bluetooth wireless functionality enables measurement display via a free, downloadable app on iOS and Android mobile devices, as well as the ability to trend and communicate measurements. MightySat™ is also available with optional PVI®, a measure of the dynamic changes in the PI that occur during one or more complete respiratory cycles. MightySat™ is available online and is intended for sports and aviation use only. MightySat™ is not intended for medical use.
Cercacor Laboratories, Inc.
Cercacor is an independent entity spun-off from us to our stockholders in 1998. Joe Kiani and Jack Lasersohn, members of our board of directors, are also members of the board of directors of Cercacor. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor. We are a party to a cross-licensing agreement with Cercacor, which was amended and restated effective January 1, 2007 (the Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies.
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

Our License to Cercacor. We granted Cercacor an exclusive, perpetual and worldwide license, with sublicense rights, to use our Masimo SET® technology, including all improvements, for the monitoring of non-vital signs measurements and to develop and sell devices incorporating Masimo SET® for monitoring non-vital signs measurements in the “Cercacor Market”. The Cercacor Market consists of any product market in which a product is intended to be used by a patient or pharmacist rather than a professional medical caregiver regardless of the particular location of the sale, including sales to doctors, hospitals, alternate care market professionals or otherwise, provided the product is intended to be recommended, or resold, for use by the patient or pharmacist. We also granted Cercacor a non-exclusive, perpetual and worldwide license, with sublicense rights, to use Masimo SET® for the measurement of vital signs in the Cercacor Market. In exchange, Cercacor pays us a 10% royalty on the amount of vital signs sensors and accessories sold by Cercacor.
Cercacor’s License to us. We exclusively license from Cercacor the right to make and distribute products in the “Masimo Market” that utilize rainbow® technology for the measurement of carbon monoxide, methemoglobin, fractional arterial oxygen saturation, and hemoglobin, which includes hematocrit. The Masimo Market consists of any product market where the product is intended to be used by a professional medical caregiver, including hospital caregivers, surgicenter caregivers, paramedic vehicle caregivers, doctors’ offices caregivers, alternate care facility caregivers and vehicles where alternative care services are provided. We also have the option to obtain exclusive licenses to make and distribute products in the Masimo Market that utilize rainbow® technology for the monitoring of other non-vital signs measurements, including blood glucose. We have 180 days after proof of feasibility to exercise the above-referenced option to obtain a license for the measurement of blood glucose for an additional $2.5 million and licenses for other non-vital signs measurements for an additional $0.5 million each. During the year ended December 28, 2013, we exercised our right to license five new non-vital sign measurements for $0.5 million each, or $2.5 million. The licenses are exclusive until the later of 20 years from the grant of the applicable license or the expiration of the last patent included in the rainbow® technology related to the applicable measurements. To date, we have developed and commercially released devices that measure carbon monoxide, methemoglobin and hemoglobin using licensed rainbow® technology. We also make and distribute products that monitor respiration rate via rainbow Acoustic Monitoring™, which is a Masimo-developed rainbow® technology and, therefore, is not required to be licensed from Cercacor.
Our license to rainbow® technology for these measurements in these markets is exclusive on the condition that we continue to pay Cercacor royalties on our products incorporating rainbow® technology, subject to certain minimum aggregate royalty thresholds, and that we use commercially reasonable efforts to develop or market products incorporating the licensed rainbow® technology. The royalty is up to 10% of the rainbow® royalty base, which includes handhelds, tabletop and multiparameter devices. Handheld products incorporating rainbow® technology carry a 10% royalty rate. For other products, only the proportional amount attributable to that portion of our devices used to monitor non-vital signs measurements, rather than to monitoring vital signs measurements, and sensors and accessories for measuring only non-vital sign parameters are included in the 10% rainbow® royalty base. For multiparameter devices, the rainbow® royalty base includes the percentage of the revenue based on the number of rainbow® enabled measurements. For hospital contracts where we place equipment and enter into a sensor contract, we pay a royalty to Cercacor on the total sensor contract revenue based on the ratio of rainbow® enabled devices to total devices. During the year ended January 3, 2015 and going forward, we are subject to certain specific annual minimum aggregate royalty payment obligations of $5.0 million per year.
Change in Control. The Cross-Licensing Agreement provides that, upon a change in control:

•	if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark, all rights to the “Masimo” trademark will be assigned to Cercacor;

•
the option to license technology developed by Cercacor for use in blood glucose monitoring will be deemed automatically exercised and a $2.5 million license fee for this technology will become immediately payable to Cercacor; and

•
the minimum aggregate annual royalties payable to Cercacor for carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and/or glucose will increase to $15.0 million per year until the exclusivity period of the agreement ends, plus up to $2.0 million for each additional measurement with no maximum ceiling for non-vital sign measurements.

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
Ownership of Improvements. Any improvements to Masimo SET® or rainbow® technology made by Cercacor, by us, or jointly by Cercacor with us or with any third-party that relates to non-vital signs monitoring, and any new technology acquired by Cercacor, is and will be owned by Cercacor. Any improvements to the Masimo SET® platform or rainbow® technology made by Cercacor, by us, or jointly by Cercacor with us or with any third-party that relates to vital signs monitoring, and any new technology acquired by us, is and will be owned by us. However, for both non-vital signs and vital signs monitoring, any improvements to the technology, excluding acquired technology, will be assigned to the other party and will be subject to the terms of the licenses granted under the Cross-Licensing Agreement. Any new non-vital signs monitoring technology utilizing Masimo SET® that we develop will be owned by Cercacor and will be subject to the same license and option fees as if it had been developed by Cercacor. Also, we will not be reimbursed by Cercacor for our expenses relating to the development of any such technology.
Cercacor Services Agreement (Services Agreement). We have also entered into a services agreement with Cercacor. Under this Services Agreement, we provide Cercacor with certain accounting, human resources, information technology, legal and other administrative services. For the year ended January 3, 2015, Cercacor paid us $0.2 million for these services. We expect Cercacor to continue to engage us for these services. However, pursuant to the Services Agreement, Cercacor may terminate the agreement by providing us a 30 day notice, and we may terminate with a 180 day notice to Cercacor.
Cercacor’s Expenses related to Pronto-7®. In February 2009, in order to accelerate the development of the technology and product development supporting our Pronto-7® device, Cercacor agreed to re-direct a substantial amount of its engineering development activities to focus on this project and we agreed to fund such expenses. Accordingly, from April 2009 through June 2010, we agreed to reimburse Cercacor for all third-party engineering materials and supplies expenses related to Pronto-7® development and 50% of Cercacor’s total engineering and engineering-related payroll expenses. Since July 2010, Cercacor has continued to assist us with other product development efforts and charged us accordingly. Beginning in 2012, due to a revised estimate of the support required by us to complete the various Pronto-7® related projects, our board of directors approved an increase in the percentage of Cercacor’s total engineering and engineering related payroll expenses funded by us from 50% to 60%. For the year ended January 3, 2015, the total funding for these additional Cercacor expenses was $3.1 million. This arrangement has been discontinued by mutual agreement effective as of January 4, 2015.
Government Regulation
As a global medical technology company, we are subject to significant government regulation, compliance requirements, fees and costs, both in the U.S. and abroad. These regulatory requirements subject our products and our business to numerous risks that are specifically discussed within “Risks Related to Our Regulatory Environment” under Part I, Item 1A—“Risk Factors” within this Annual Report on Form 10-K. A summary of certain critical aspects of our regulatory environment is included below.
Food and Drug Administration (FDA) Premarket Clearance and Approval Requirements
The FDA, along with other federal, state and local authorities, regulates our products and product-related activities. Pursuant to the U.S. Food, Drug, and Cosmetic Act (FDCA) and the regulations promulgated under that Act, the FDA regulates the design, development, clinical trials, testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices. We endeavor to ensure that our products and procedures remain in compliance with all applicable FDA regulations, but the regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that these changes might have on our business, financial condition and results of operations. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive from the FDA either 510(k) clearance, by filing a 510(k) pre-market notification, or PMA approval, by filing a pre-market approval application (PMA).
The FDA’s 510(k) clearance process usually takes from four to twelve months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain. We cannot be sure that 510(k) clearance or PMA approval will be obtained for any product we propose to market on a timely basis or at all. In addition, if the FDA discovers that an applicant has submitted false or misleading information, the FDA may refuse to review submissions until certain requirements are met pursuant to its Application Integrity Policy.
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
Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA’s general regulatory controls (General Controls) for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation (QSR) facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process.
Class II devices are subject to the FDA’s General Controls, the FDA’s QSR, including the Design Control regulations, and any other special controls deemed necessary by the FDA to ensure the safety and effectiveness of the device. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure. All of our current regulated devices are classified as Class II devices.
Class III devices are those deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or those devices deemed not substantially equivalent to a legally marketed predicate device. The safety and effectiveness of Class III devices cannot be assured solely by the General Controls and the other requirements described above. These devices almost always require formal clinical studies to demonstrate safety and effectiveness and must be approved through the PMA approval process during which the manufacturer must establish the safety and effectiveness of the device to the FDA’s satisfaction. A PMA application must be supported by valid scientific evidence, including extensive preclinical (including bench tests and laboratory and animal studies) and clinical trial data as well as information about the device and its components regarding, among other things, device design, manufacturing and labeling. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. As part of the PMA application review, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the FDA’s QSR. If the FDA approves the PMA, it may place restrictions on the device or the labeling or require additional clinical studies. If the FDA’s evaluation of the PMA application or the manufacturing facility is not favorable, the FDA may deny approval of the PMA application or issue a “not approvable” letter. The FDA may also require additional clinical trials, which can delay the PMA approval process by several years. None of our products are currently approved under the PMA process.
To obtain 510(k) clearance, a company must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” in intended use and in technological and performance characteristics to a legally marketed “predicate device” that is either a Class I, Class II or Class III device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for submission of a PMA application. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained.
A clinical trial may be required in support of a 510(k) submission and generally is required for a PMA application. These trials may require an Investigational Device Exemption (IDE) application approved in advance by the FDA for a specified number of patients, unless the proposed study is deemed a non-significant risk study, which is eligible for an exemption from the IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and the appropriate institutional review boards (IRBs) at the clinical trial sites. Submission of an IDE application does not give assurance that the FDA will issue the IDE. If the IDE application is approved, there can be no assurance the FDA will determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects. The trial must also comply with the FDA’s regulations, including the requirement that informed consent be obtained from each subject. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance to market the product in the U.S.
We believe that our OEM partners may be required to obtain 510(k) premarket clearance from the FDA for certain of their products that incorporate Masimo SET® technology, Masimo rainbow® SET® technology, Masimo Board-in-Cable technology or Masimo sensors. In order to facilitate our OEM partners in obtaining 510(k) clearance for their products that incorporate Masimo SET® or Masimo rainbow® SET® boards and sensors, we grant our OEM partners a right to cross-reference the files from our cleared Masimo SET® circuit boards, sensor, cable and notification system 510(k) submissions.
We recently launched iSpO2®, a non-medical use pulse oximeter intended for sports and aviation use. We are marketing this product in accordance with the FDA’s current policy and enforcement discretion which indicates that pulse oximeters that are not intended for medical purposes can be marketed directly to consumers without first obtaining 510(k) clearance. We cannot assure you that the FDA will not change its policy regarding the regulation of these products. If the FDA changes its policy, we may be required to seek 510(k) clearance to market this pulse oximeter. We also may be required to cease marketing and/or recall the product until we obtain a new 510(k) clearance.

User Fees
Pursuant to the Medical Device User Fee and Modernization Act of 2002 (MDUFMA), the Medical Device User Fee Amendments of 2012 (MDUFA III) and provisions of the Food and Drug Administration Safety and Innovation Act (FDASIA), unless a specific exemption applies, both 510(k) submissions and PMA applications are subject to user fees. The PMA user fees are significantly higher.
Pervasive and Continuing FDA Regulation
After a device is placed on the market, it continues to be subject to the FDA’s regulatory authority. FDA regulatory requirements include:

•	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

•
QSR and current good manufacturing practices, which requires manufacturers, including third-party manufacturers, to follow stringent design control, testing, change control, documentation and other quality assurance procedures during all aspects of the development and manufacturing process, including requirements for packaging, labeling and record keeping, complaint handling, corrective and preventive actions and internal auditing;

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

•
medical device reporting (MDR), regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

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
We must also register with the FDA as a medical device manufacturer, list all products placed in commercial distribution and obtain all necessary state permits or licenses to operate our business. As a manufacturer, we are subject to announced and unannounced inspections by the FDA to determine our compliance with the FDA’s QSR and other regulations. Our OEM partners also are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements.
If the FDA finds that we or one of our OEM partners have failed to comply with the FDA’s QSR, the agency can institute a wide variety of enforcement and other regulatory actions, including:

•	an FDA Form 483, which is issued by the FDA at the conclusion of an inspection when an investigator has observed any conditions that may constitute violations of the FDCA and related Acts;

•	a public warning letter outlining potential violations of the FDCA;

•	fines and civil penalties against us and/or OEM partners;

•	unanticipated expenditures to address or defend such actions;

•	delays in clearing or approving, or refusal to clear or approve, our products;

•	withdrawal or suspension of clearances and/or approvals of our products or those of our third-party suppliers by the FDA or other regulatory bodies;

•	product recall;

•	product detention or seizure;

•	interruption of production;

•	refusal to provide export certificates, which may be necessary to permit the export of devices from the U.S. to other countries;

•	operating restrictions;

•	injunctions of future violations (including those agreed to in a consent decree); and

•	criminal prosecution.
The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us.
Advertising and Promotion
Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission (FTC) and by federal and state regulatory and enforcement authorities, including the FDA, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, and various state attorneys general. Although physicians are permitted to use their medical judgment to use medical devices for indications other than those cleared or approved by the FDA, we may not promote our products for such “off-label” uses and can only market our products for cleared or approved uses. Recently, promotional activities for FDA-regulated products of other companies have been the subject of FTC enforcement actions brought under healthcare reimbursement laws and consumer protection statutes. FTC enforcement actions often result in consent decrees that constrain future actions. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims.
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
Foreign countries often require, among other things, an FDA certificate for products for export, also called a Certificate for Foreign Government. To obtain this certificate from the FDA, the device manufacturer must apply to the FDA. The FDA certifies that the product has been granted clearance or approval in the United States and that the manufacturing facilities were in compliance with the FDA’s QSR regulations at the time of the last FDA inspection. If the FDA determines that our facilities or procedures do not comply with the FDA’s QSR regulations, it may refuse to provide such certificates until we resolve the issues to the FDA’s satisfaction.
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
In particular, marketing of medical devices in the European Economic Area (EEA) is subject to compliance with European Medical Device Directives. Under this regime, a medical device may be placed on the market within the EEA if it conforms to certain “essential requirements” and bears the CE Mark. The most fundamental and essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the essential performance(s) intended by the manufacturer and be designed, manufactured and packaged in a suitable manner.
Manufacturers must demonstrate that their devices conform to the relevant essential requirements through a conformity assessment procedure. The nature of the assessment depends upon the classification of the device. The classification rules are mainly based on three criteria: the length of time the device is in contact with the body, the degree of invasiveness and the extent to which the device affects the anatomy. Conformity assessment procedures for all but the lowest risk classification of device involve a notified body. Notified bodies are often private entities and are authorized or licensed to perform such assessments by government authorities. Manufacturers usually have some flexibility to select conformity assessment procedures for a particular class of device and to reflect their circumstances, e.g., the likelihood that the manufacturer will make frequent modifications to its products. Conformity assessment procedures require an assessment of available clinical evidence, literature data for the product and post-market experience in respect of similar products already marketed. Notified bodies also may review the manufacturer’s quality systems. If satisfied that the product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity and application of the CE Mark. Application of the CE Mark allows the product to be distributed throughout the EEA. We maintain CE Marking on all of our products that require such markings.
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
The Physician Payment Sunshine Act (Sunshine Act), which was enacted by Congress as part of the Patient Protection and Affordable Care Act (PPACA) on March 23, 2010, requires medical device companies to track and publicly report, with limited exceptions, all payments and transfers of value to physicians and teaching hospitals in the U.S. Implementing regulations for these tracking and reporting obligations were finalized in 2013, and companies are now required to track payments made and to report such payments to the government by March 31 of each year. In addition, in December 2005, the International Electrotechnical Commission published a revised version of its standard for medical electrical equipment, IEC, 60601-1:2005 (3rd edition). In this publication, standards are listed as general requirements concerning basic safety and the essential performance of equipment. These new standards were required to be in place by June 1, 2012 in Europe and by December 31, 2013 in the U.S. for new submissions. Failure to adhere to this regulation will prevent us from using our equipment in our clinical trials.
Medical Device Tax
In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation. Among other initiatives, these laws impose significant new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, with certain exemptions, beginning on January 1, 2013. For the years ended January 3, 2015 and December 28, 2013, we recorded $6.6 million and $6.3 million, respectively, in medical device taxes that were included in selling, general and administrative expenses.
Conflict Minerals and Supply Chain
We are subject to SEC rules adopted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning “conflict minerals” (generally tin, tantalum, tungsten and gold) and similar rules are under consideration by the European Union (EU). Certain of these conflict minerals are used in the manufacture of our products. Although the rules are being challenged in court, in their present form they require us to investigate the source of any conflict minerals necessary to the production or functionality of our products. If any such conflict minerals originated in the Democratic Republic of the Congo or adjoining countries (the DRC region), we must undertake comprehensive due diligence to determine whether such minerals financed or benefited armed groups in the DRC region. Since our supply chain is complex, our ongoing compliance with these rules could affect the pricing, sourcing and availability of conflict minerals used in the manufacture of our products.
We are also subject to disclosure requirements regarding abusive labor practices in portions of our supply chain under the California Transparency in Supply Chains Act.
Environmental
Our manufacturing processes involve the use, generation and disposal of solid wastes, hazardous materials and hazardous wastes, including silicone adhesives, solder and solder paste, sealants, epoxies and various solvents such as methyl ethyl ketone, acetone and isopropyl alcohol. As such, we are subject to stringent federal, state and local laws relating to the protection of the environment, including those governing the use, handling and disposal of hazardous materials and wastes. Products that we sell in Europe are subject to regulation in EU markets under the Restriction of the Use of Hazardous Substances Directive (RoHS). RoHS prohibits companies from selling products which contain certain hazardous materials, including lead, mercury, cadmium, chromium, polybrominated biphenyls and polybrominated diphenyl ethers, in EU member states. In addition, the

EU’s Registration, Evaluation, Authorization, and Restriction of Chemicals Directive also restricts substances of very high concern in products.
Future environmental laws may require us to alter our manufacturing processes, thereby increasing our manufacturing costs. We believe that our products and manufacturing processes at our facilities comply in all material respects with applicable environmental laws and worker health and safety laws; however, the risk of environmental liabilities cannot be completely eliminated.
Health Care Fraud and Abuse
In the U.S., there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business. For example, the Federal Anti-Kickback Statute (42 U.S.C. § 1320a-7b(b)) prohibits anyone from, among other things, knowingly and willfully offering, paying, soliciting or receiving any bribe, kickback or other remuneration intended to induce the referral of patients for, or the purchase, order or recommendation of, health care products and services reimbursed by a federal health care program, including Medicare and Medicaid. Recognizing that the federal anti-kickback law is broad and potentially applicable to many commonplace arrangements, Congress and the Office of Inspector General within the Department of Health and Human Services (OIG), have created statutory “exceptions” and regulatory “safe harbors”. Exceptions and safe harbors exist for a number of arrangements relevant to our business, including, among other things, payments to bona fide employees, certain discount and rebate arrangements, and certain payment arrangements involving GPOs. Although an arrangement that fits into one or more of these exceptions or safe harbors is immune from prosecution, arrangements that do not fit squarely within an exception or safe harbor do not necessarily violate the law, but the OIG or other government enforcement authorities may examine the practice to determine whether it involves the sorts of abuses that the statute was designed to combat. Violations of this federal law can result in significant penalties, including imprisonment, monetary fines and assessments, and exclusion from Medicare, Medicaid and other federal health care programs. Exclusion of a manufacturer, like us, would preclude any federal health care program from paying for its products. In addition to the federal anti-kickback law, many states have their own laws that parallel and implicate anti-kickback restrictions analogous to the federal anti-kickback law, but may apply regardless of whether any federal health care program business is involved. Federal and state anti-kickback laws may affect our sales, marketing and promotional activities, educational programs, pricing and discount practices and policies, and relationships with health care providers by limiting the kinds of arrangements we may have with hospitals, alternate care market providers, GPOs, physicians and others in a position to purchase or recommend our products.
Federal and state false claims laws prohibit anyone from presenting, or causing to be presented, claims for payment to third-party payers that are false or fraudulent. For example, the Federal Civil False Claims Act (31 U.S.C. § 3729 et seq.) imposes liability on any person or entity who, among other things, knowingly and willfully presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program, including Medicaid and Medicare. Some suits filed under the False Claims Act, known as “qui tam” actions, can be brought by a “whistleblower”, or “relator” on behalf of the government and such individuals may share in any amounts paid by the entity to the government in fines or settlement. Manufacturers, like us, can be held liable under false claims laws, even if they do not submit claims to the government, where they are found to have caused submission of false claims by, among other things, providing incorrect coding or billing advice about their products to customers that file claims, or by engaging in kickback arrangements with customers that file claims. A number of states also have false claims laws, and some of these laws may apply to claims for items or services reimbursed under Medicaid and/or commercial insurance. Sanctions under these federal and state laws may include civil monetary penalties, exclusion from government health care programs and imprisonment.
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
Due to the breadth of some of these laws, it is possible that some of our current or future practices might be challenged under one or more of these laws. In addition, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. Evolving interpretations of current laws or the adoption of new federal or state laws or regulations could adversely affect many of the arrangements we have with customers and physicians. Therefore, our risk of being found in violation of these laws is increased by the fact that some of these laws are broad and open to interpretation.
Privacy and Security of Health Information
Numerous federal, state and international laws and regulations, including HIPAA, govern the collection, use and disclosure of patient-identifiable or protected health information (PHI). HIPAA applies to covered entities, which include most healthcare facilities that purchase and use our products. The HIPAA Privacy Rule restricts the use and disclosure of PHI, and requires covered entities and business associates under business associate agreements to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes detailed requirements for safeguarding PHI transmitted or stored electronically. Although we are not a covered entity, we are sometimes deemed to be a business associate of covered entities due to activities that we perform for or on behalf of covered entities, which sometimes requires covered entities to contractually bind us, as a business associate, to protect the privacy and security of PHI we may encounter during activities such as training customers on the use of our products or investigating product performance.
Enacted in February 2009, the Health Information Technology for Economic and Clinical Health Act (HITECH) made significant amendments to the HIPAA Privacy and Security Rules. Under HIPAA and HITECH, business associates must comply with a number of HIPAA Privacy Rule requirements and all of the HIPAA Security Rule provisions, and business associates are directly subject to HIPAA civil and criminal enforcement and the associated penalties for violation of the Privacy and Security Rule requirements.
The HIPAA standards also apply to the use and disclosure of PHI for research and generally require the covered entity performing the research to obtain the written authorization of the research subject (or an appropriate waiver) before providing that subject’s PHI to sponsors like us for purposes related to the research. These covered entities also typically impose contractual limitations on our use and disclosure of the PHI they disclose to us. We may be required to make costly system modifications to comply with the privacy and security requirements that will be imposed on us and our failure to comply may result in liability and adversely affect our business.
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
The Centers for Medicare and Medicaid Services (CMS), the federal agency responsible for administering the Medicare program, along with its contractors, establish coverage and reimbursement policies for the Medicare program. Because a large percentage of the hospitals using our products treat elderly or disabled individuals who are Medicare beneficiaries, Medicare’s coverage and reimbursement policies are particularly significant to our business. In addition, private payers often follow the coverage and reimbursement policies of Medicare. We cannot assure you that government or private third-party payers will cover and reimburse the procedures using our products in whole or in part in the future or that payment rates will be adequate.
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

Reimbursement for our products may vary not only by the type of payer involved but also based upon the setting in which the product is furnished and utilized. For example, Medicare payment may be made, in appropriate cases, for patient stays in the hospital inpatient and outpatient settings involving the use of our products. Medicare generally reimburses hospitals based upon prospectively determined amounts. For hospital inpatient stays, the prospective payment generally is determined by the patient’s condition and other patient data and procedures performed during the inpatient stay, using a classification system known as Medicare Severity Diagnosis-Related Groups (MS-DRGs). Prospective rates are adjusted for, among other things, regional differences, co-morbidity and complications. Hospitals generally do not receive separate Medicare reimbursement for the specific costs of purchasing our products for use in the inpatient setting. Rather, Medicare reimbursement for these costs is deemed to be included within the prospective payments made to hospitals for the inpatient services in which the products are utilized.
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
Because payments through the Prospective Payment System in both the hospital inpatient and outpatient settings are based on predetermined rates and may be less than a hospital’s actual costs in furnishing care, hospitals have incentives to lower their operating costs by utilizing products that will reduce the length of inpatient stays, decrease labor or otherwise lower their costs. If hospitals cannot obtain adequate coverage and reimbursement for our products, or the procedures in which they are used, we cannot be certain that they will purchase our products, despite the clinical benefits and opportunity for cost savings that we believe can be derived from their use.
Our success with rainbow® SET® technologies in U.S. care areas with reimbursable monitoring procedures, such as hospital emergency departments, hospital procedure labs, and the physician office may largely depend on the ability of providers to receive reimbursement for such procedures. While private insurance payers generally follow Medicare coding and payment, we cannot be certain of this and, in many cases, cannot control the coverage or payment rates that private insurance payers put in place. In addition, the PPACA could affect future Medicare payment for services involving the use of our products.
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
Competition
The medical device industry is highly competitive and many of our competitors have substantially greater financial, technical, marketing and other resources than we do. While we regard any company that sells pulse oximeters as a potential customer, we also recognize that the companies selling pulse oximeters on an OEM basis and/or pulse oximetry sensors are also potential competitors. Our primary competitor, Covidien Ltd. (Covidien), who was recently acquired by Medtronic plc, currently holds a substantial share of the pulse oximetry market. Covidien sells its own brand of Nellcor pulse oximeters to end-users, sells pulse oximetry modules to other monitoring companies on an OEM basis, and licenses to certain OEMs the right to make their pulse oximetry platforms compatible with their sensors. We also face substantial competition from larger medical device companies, including companies that develop products that compete with our proprietary Masimo SET® and our OEM partners. We believe that a number of companies have announced products that claim to offer Measure-Through-Motion accuracy. Based on those announcements and our investigations, we further believe that many of these products include technology that infringes our intellectual property rights. We have settled claims against some of these companies and intend to vigorously enforce and protect our proprietary rights with respect to the others whom we believe are infringing our technology.

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
Seasonality
The healthcare business in the United States and overseas is typically subject to quarterly fluctuations in hospital and other alternative care admissions. Historically, our third fiscal quarter revenues have generally experienced a sequential decline from our second fiscal quarter revenues. We believe this is primarily due to the summer vacation season during which people tend to avoid elective procedures. This historical trend did not occur in fiscal year 2014 primarily due, we believe, to the delayed installation of new hospitals contracted in 2013 and higher OEM revenues related to the introduction of RoHs-compliant products in Europe. Another factor affecting the seasonality of our quarterly revenues is the traditional “flu season” that often increases hospital and acute care facility admissions in the first and fourth calendar quarters. Because our non-sales variable operating expenses often do not fluctuate in the same manner as our quarterly product sales, this may cause fluctuations in our quarterly operating income that are disproportionate to fluctuations in our quarterly revenue.
Sales and Marketing
We have sales and marketing employees in the U.S. and abroad. We expect to moderately increase our worldwide sales and sales support organizations as we continue to expand our presence throughout both the U.S. and the world, including Europe, the Middle East, Asia, Latin America, Canada and Australia. We currently sell all of our medical products both directly to hospitals and the alternate care market via our sales force and certain distributors. We sell our non-medical/consumer products through e-commerce Internet sites such as Amazon.com.
The primary focus of our sales representatives is to facilitate the conversion of competitor accounts to our Masimo SET® and rainbow® SET® pulse oximetry products, to expand the use of Masimo SET® and Patient SafetyNet™ on the general floor and to create and expand the use of rainbow® measurements in both critical care and non-critical care areas. In addition to sales representatives, we employ clinical specialists to work with our sales representatives to educate end-users on the benefits of Masimo SET® and assist with the introduction and implementation of our technology and products to their sites. Our sales and marketing strategy for pulse oximetry has been and will continue to be focused on building end-user awareness of the clinical and cost-saving benefits of our Masimo SET® platform. More recently, we have expanded this communication and educational role to include our Masimo rainbow® Pulse CO-Oximetry and rainbow Acoustic Monitoring™ products, including hemoglobin, carboxyhemoglobin, methemoglobin, PVI®, acoustic respiration rate and Halo Index™. During 2014, we continued to build a dedicated worldwide blood management sales force whose primary focus is working with hospitals to identify new opportunities to deploy our SpHb® technology.
For the year ended January 3, 2015, two just-in-time distributors, Owens & Minor and Cardinal Health, represented approximately 14% and 11%, respectively, of our total revenue. These were the only two customers that represented 10% or more of our revenue for the year ended January 3, 2015. Importantly, these two distributors take and fulfill orders from our direct customers, many of whom have signed long-term sensor purchase agreements with us. As a result, in the event a specific just-in-time distributor is unable to fulfill these orders, the orders would be redirected to other distributors or fulfilled directly by us.
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

In order to facilitate our U.S. direct sales to hospitals, we have signed contracts with what we believe to be the five largest national GPOs in the U.S., based on the total volume of negotiated purchases. In return for the GPOs putting our products on contract, we have agreed to pay the GPOs a percentage of our revenue from their member hospitals. In 2014 and 2013, revenue from the sale of our pulse oximetry products to hospitals that are associated with GPOs amounted to $309.9 million and $287.9 million, respectively.
Our marketing efforts are designed to build end-user awareness through digital and print advertising, direct mail and trade shows. In addition, we distribute published clinical studies, provide product education for doctors, nurses, biomedical engineers and respiratory therapists and assist with product evaluations.
Intellectual Property
We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property rights and measures to protect our intellectual property.
We have developed a patent portfolio internally, and, to a lesser extent, through acquisitions and licensing, that covers many aspects of our product offerings. As of January 3, 2015, we had 468 issued patents and 234 pending applications in the U.S., Europe, Japan, Australia, Canada and other countries throughout the world. Our issued U.S. patents have expiration dates (not including any patent term extensions) from 2015 to 2033. Additionally, as of January 3, 2015, we owned 61 U.S. registered trademarks and 194 foreign registered trademarks, as well as trade names that we use in conjunction with the sale of our products. Our trademarks are perpetually renewable.
Under the Cross-Licensing Agreement, we and Cercacor have agreed to allocate proprietary ownership of technology developed based on the functionality of the technology. We will have proprietary ownership, including ownership of all patents, copyrights and trade secrets, of all technology related to the noninvasive monitoring of vital signs measurements, and Cercacor will have proprietary ownership of all technology related to the noninvasive monitoring of non-vital signs measurements. We also rely upon trade secrets, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We seek to protect our trade secrets and proprietary know-how, in part, with confidentiality agreements with consultants, vendors and employees, although we cannot be certain that the agreements will not be breached or that we will have adequate remedies for any breach.
There are risks related to our intellectual property rights. For further detail on these risks, see “Risks Related to Our Intellectual Property” under Item 1A—“Risk Factors” in this on Form 10-K.
Research and Product Development
We believe that ongoing research and development efforts are essential to our success. Our research and development efforts focus primarily on continuing to enhance our technical expertise in pulse oximetry, expanding our noninvasive monitoring of other measurements and developing remote alarm and monitoring solutions.
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
Our total research and development expenditures for fiscal year 2014 were $56.6 million, which included $3.1 million related to expenses incurred by Cercacor pursuant to the Cross-Licensing Agreement. In fiscal year 2013, our total research and development expenditures were $55.6 million, which included $3.9 million related to expenses incurred by Cercacor. We expect our research and development expenses to increase moderately in fiscal year 2015 and beyond as we expand our research and development staff, enhance our existing products and technologies and develop new products for market introduction.
Manufacturing
Our strategy is to manufacture products in-house when it is efficient and cost-effective for us to do so. We currently manufacture our bedside and handheld pulse oximeters, our full line of disposable and reusable sensors and most of our patient cables in-house. We maintain an approximate 15,000 square foot manufacturing area in our facility in Irvine, California, and an approximate 149,000 square foot manufacturing facility in Mexicali, Mexico, both of which are International Organization for Standardization (ISO) 13485:2012 certified. We also maintain an approximate 90,000 square foot facility in Hudson, New

Hampshire, a portion of which is used to manufacture advanced light emitting diodes and other advanced component-level technologies. In addition, we maintain an ISO Certified facility approximating 13,000 square feet in Danderyd, Sweden, a portion of which is used to manufacture ultra-compact mainstream and sidestream capnography and gas monitoring technologies. We will continue to utilize third-party contract manufacturers for products and subassemblies that can be more efficiently manufactured by these parties, such as our circuit boards. We monitor our third-party manufacturers and perform inspections and product tests at various steps in the manufacturing cycle to ensure compliance with our specifications. We also do full functional testing of our circuit boards.
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
Employees
As of January 3, 2015, we had approximately 1,200 full-time employees and approximately 2,400 dedicated contract employees worldwide.
Address
Our principal executive offices are located at 52 Discovery, Irvine, California 92618, and our telephone number at that address is (949) 297-7000. Our website address is www.masimo.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at www.masimo.com as soon as reasonably practicable after electronically filing such reports with the SEC. Any information contained on, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks come to fruition, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our stock could decline, and you could lose all or part of your investment.
Risks Related to Our Revenues
We currently derive substantially all of our revenue from our Masimo SET® platform, Masimo rainbow® SET® platform and related products. If this technology and the related products do not continue to achieve market acceptance, our business, financial condition and results of operations would be adversely affected.
We are dependent upon the success and market acceptance of our proprietary Masimo SET® technology. Currently, our primary product offerings are based on the Masimo SET® platform. Continued market acceptance of products incorporating Masimo SET® will depend upon our ability to continue to provide evidence to the medical community that our products are cost-effective and offer significantly improved performance compared to conventional pulse oximeters. Health care providers that currently have significant investments in competitive pulse oximetry products may be reluctant to purchase our products. If hospitals and other health care providers do not believe our Masimo SET® platform is cost-effective, safe or more accurate or reliable than competitive pulse oximetry products, they may not buy our products in sufficient quantities to enable us to generate revenue growth from the sale of these products. In addition, allegations regarding the safety and effectiveness of our products, whether or not substantiated, may impair or impede the acceptance of our products. If we are unable to achieve additional market acceptance of our core technology or products incorporating Masimo SET®, we will not generate significant revenue growth from the sale of our products, which would adversely affect our business, financial condition and results of operations.
Some of our products, including those based on licensed rainbow® technology, are in development or have been recently introduced into the market and may not achieve market acceptance, which could limit our growth and adversely affect our business, financial condition and results of operations.
Products that we have introduced into the market in recent years, including, but not limited to, those based on rainbow® technology, a technology that we license, may not be accepted in the market. If our products do not gain market acceptance or if our customers prefer our competitors’ products, our potential revenue growth would be limited, which would adversely affect our business, financial condition and results of operations.
Given that certain rainbow® technology products are relatively new to the marketplace, we do not know to what degree the market will accept these products, if at all. Even if our customers recognize the benefits of our products, we cannot assure you that our customers will purchase them in quantities sufficient for us to be profitable or successful. We are continuing to invest in significant sales and marketing resources to achieve market acceptance of these products with no assurance of success. The degree of market acceptance of these products will depend on a number of factors, including:

•	perceived clinical benefits from our products;

•	perceived cost effectiveness of our products;

•	perceived safety and effectiveness of our products;

•	reimbursement available through Centers for Medicare and Medicaid Services (CMS) programs for using some of our products; and

•	introduction and acceptance of competing products or technologies.
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

Our ability to commercialize new products, new or improved technologies and additional applications for Masimo SET® and our licensed rainbow® technology are each limited to certain markets by our Cross-Licensing Agreement with Cercacor Laboratories, Inc. (Cercacor), which may impair our growth and adversely affect our business, financial condition and results of operations.
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
Non-vital sign measurements consist of body fluid constituents other than vital sign measurements, including, but not limited to, carbon monoxide, methemoglobin, blood glucose, hemoglobin and bilirubin. Under the Cross-Licensing Agreement, we are only permitted to sell devices utilizing Masimo SET® for the monitoring of non-vital signs parameters in markets where the product is intended to be used by a professional medical caregiver, including, but not limited to, hospital caregivers and alternate care facility caregivers, rather than by a patient or pharmacist, which we refer to as the Masimo Market. Accordingly, our ability to commercialize new products, new or improved technologies and additional applications for Masimo SET® is limited. In particular, our inability to expand beyond the Masimo Market may impair our growth and adversely affect our business, financial condition and results of operations.
Pursuant to the Cross-Licensing Agreement, we have licensed from Cercacor the right to make and distribute products in the Masimo Market that utilize rainbow® technology for certain noninvasive measurements. As a result, the opportunity to expand the market for our products incorporating rainbow® technology is also limited, which could limit our ability to maintain or increase our revenue and impair our growth.
We face competition from other companies, many of which have substantially greater resources than we do. If we do not successfully develop and commercialize enhanced or new products that remain competitive with products or alternative technologies developed by others, we could lose revenue opportunities and customers, and our ability to grow our business would be impaired, adversely affecting our financial condition and results of operations.
A number of our competitors have substantially greater capital resources, larger customer bases and larger sales forces, have established stronger reputations with specific customers, and have built relationships with Group Purchasing Organizations (GPOs) that are more effective than ours. Our Masimo SET® platform faces additional competition from companies developing products for use with third-party monitoring systems, as well as companies that currently market their own pulse oximetry monitors.
The medical device industry is characterized by rapid product development and technological advances, which places our products at risk of obsolescence. Our long-term success depends upon the development and successful commercialization of new products, new or improved technologies and additional applications for Masimo SET® and licensed rainbow® technology. The research and development process is time-consuming and costly and may not result in products or applications that we can successfully commercialize. In particular, we may not be able to successfully commercialize our products for applications other than arterial blood oxygen saturation and pulse rate monitoring, including respiration rate, hemoglobin, carboxyhemoglobin and methemoglobin monitoring. If we do not successfully adapt our products and applications both within and outside these measurements, we could lose revenue opportunities and customers. Furthermore, one or more of our competitors may develop products that are substantially equivalent to our U.S. Food and Drug Administration (FDA) cleared products, or those of our original equipment manufacturer (OEM) partners, whereby they may use our products or those of our OEM partners as predicate devices to more quickly obtain FDA clearance of their competing products. Competition could result in reductions in the price of our products and fewer orders for our products, which could, in turn, cause a reduction in our revenues and product gross margins, thereby adversely impacting our business, financial condition and results of operations.
We depend on our domestic and international OEM partners for a portion of our revenue. If they do not devote sufficient resources to the promotion of products that use Masimo SET® and licensed rainbow® technology, our business would be harmed.

We are, and will continue to be, dependent upon our domestic and international OEM partners for a portion of our revenue through their marketing, selling and distribution of certain of their products that incorporate Masimo SET® and licensed rainbow® technology. Although we expect that our OEM partners will accept and actively market, sell and distribute products that incorporate licensed rainbow® technology, they may not elect, and have no contractual obligation, to do so. Because products that incorporate our technologies may represent a relatively small percentage of business for some of our OEM partners, they may have less incentive to promote these products over other products that do not incorporate these technologies. In addition, some of our OEM partners offer products that compete with ours. Therefore, we cannot guarantee that our OEM partners, or any company that may acquire any of our OEM partners, will vigorously promote products incorporating Masimo SET® and licensed rainbow® technology. The failure of our OEM partners to successfully market, sell or distribute products incorporating these technologies, the termination of OEM agreements, the loss of OEM partners or the inability to enter into future OEM partnership agreements would have a material adverse effect on our business, financial condition and results of operations.
Covidien may seek to avoid paying any royalties to us, which would significantly reduce our royalty revenue and total revenues and adversely affect our business, financial condition and results of operations.
We are party to a settlement agreement with Covidien, who was recently acquired by Medtronic plc. Under the current settlement agreement, we earn royalties on Covidien’s total U.S. based pulse oximetry sales. For the years ended January 3, 2015, December 28, 2013 and December 29, 2012, our royalties from the Covidien settlement agreement totaled approximately $29.9 million, $29.8 million and $28.3 million, respectively. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share. As a result, an elimination of royalties that we earn under the settlement agreement in the future would have a significant impact on our revenue, gross margins, operating income and earnings per share.
On January 28, 2011, we entered into a second amendment to the settlement agreement with Covidien. As part of this amendment, which became effective on March 15, 2011, Covidien agreed to pay us a royalty at a rate of 7.75% of its U.S. pulse oximetry revenue, as that term is defined in the January 28, 2011 second amendment. Pursuant to the second amendment, in exchange for this royalty payment, we provided Covidien with a covenant not to sue for its current pulse oximetry products, but not for any other technologies that Covidien may add. As of January 3, 2015, Covidien has the right to stop paying us royalties, subject to certain notice requirements, which, if exercised, would have a material adverse impact on our revenue, gross margins, legal expenses, operating income and earnings per share.
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
These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of such contractual arrangement. For the years ended January 3, 2015, December 28, 2013 and December 29, 2012, shipments of our pulse oximetry products to customers that are members of GPOs represented approximately $309.9 million, $287.9 million and $253.7 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
Certain GPOs are creating, coordinating and facilitating regional purchasing coalition (RPC) supply chain networks that include anti-competitive practices such as sole sourcing and bundling. These RPCs circumvent and potentially violate rules of conduct for GPOs and have the effect of reducing product purchasing decisions available to the hospitals that belong to these regional organizations. If the GPOs and RPCs are permitted to continue practices that limit, reduce or eliminate competition, we could lose customers who are no longer able to choose or purchase our products, resulting in lower sales that could adversely affect our business, financial condition and results of operations.
Inadequate levels of coverage or reimbursement from governmental or other third-party payers for our products, or for procedures using our products, may cause our revenue to decline.
Sales of our products depend in part on the reimbursement and coverage policies of governmental and private health care payers. The ability of our health care provider customers, including hospitals, to obtain adequate coverage and reimbursement for our products or the procedures in which our products are used may impact our customers’ purchasing decisions. Therefore, our customers’ inability to obtain adequate coverage, reimbursement for our products or reimbursement for the procedures in which our products are used would have a material adverse effect on our business.
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

We cannot guarantee a governmental or third-party payer will reimburse, or continue to reimburse, a customer for the cost of our products or the procedures in which our products are used. In fact, some payers have indicated that they are not willing to reimburse for certain of our products or for the procedures in which our products are used. For example, some insurance carriers have issued policies denying coverage for transcutaneous hemoglobin measurement on the grounds that the technology is investigational in the outpatient setting. Other payers are continuing to investigate our products to determine if they will provide reimbursement to our customers. While we are working with these payers to obtain reimbursement, we may not be successful. These trends could lead to pressure to reduce prices for our current and future products and could cause a decrease in the size of the market or a potential increase in competition that could have a material adverse effect on our business, financial condition and results of operations.
Our customers may reduce, delay or cancel purchases due to a variety of factors, such as lower hospital census levels or third-party guidelines, or may require that we reduce the price of our products, which could adversely affect our business, financial condition and results of operations.
Our customers are facing growing levels of uncertainties, such as lower overall hospital census for paying patients and the impact of that lower census on hospital budgets. In addition, although not yet fully understood, the impact of the Patient Protection and Affordable Care Act may force hospitals to reevaluate their entire cost structure, including the amount of capital they allocate to medical device technologies and products. Such developments could have a significant negative impact on our OEM customers, that, due to their traditionally larger capital equipment sales model, could see declines in purchases from their hospital customers. This, in turn, could reduce our board sales to our OEM customers. In addition, certain of our products, including our rainbow® measurements such as carbon monoxide, methemoglobin and hemoglobin, that are sold with upfront license fees and more complex and expensive sensors could also be impacted by hospital budget reductions.
In addition, states and other local regulatory authorities may issue guidelines regarding the appropriate scope and use of our products from time to time. For example, some of our noninvasive monitoring devices may be subject to authorization by individual states as part of Emergency Medical Services (EMS) scope of practice procedures. Although a lack of inclusion into scope of practice procedures does not prohibit usage, it may limit adoption.
Additionally, as a result of the continued consolidation in the health care industry, we may experience decreasing prices for our products due to the potential increased market pricing power of our health care provider customers. If these and other competitive forces drive down the price of our products, and we are not able to counter that pressure with cost reductions to our existing products or the introduction of new higher priced products, our product gross profit margins will decline. This, in turn, could have a material adverse effect on our business, financial condition and results of operations.
The loss of any large customer or distributor, or any cancellation or delay of a significant purchase by a large customer, could reduce our net sales and harm our operating results.
We have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers, groups of customers, or distributors, or that we will be able to attract and retain additional customers in the future. For the years ended January 3, 2015, December 28, 2013 and December 29, 2012, we had sales through two just-in-time distributors, which in total represented approximately 25.1%, 23.9% and 25.4% of our total revenue, respectively. The loss of any large customer or distributor could have a material adverse effect on our business, financial condition and results of operations.
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

We are aware that other organizations are manufacturing and selling imitation Masimo sensors. In addition, we are aware that certain medical device reprocessors have been collecting our used single-patient-use sensors from hospitals and then reprocessing, repackaging and reselling those sensors to hospitals. These imitation and third-party reprocessed sensors are sold at lower prices than new Masimo sensors. Our experience with both these imitation sensors and third-party reprocessed sensors is that they provide inferior performance, increased sensor utilization, reduced comfort and a number of monitoring problems. Notwithstanding these limitations, and despite our customers’ acknowledged preference for genuine Masimo single-patient-use adhesive sensors due to concerns relating to performance and risk of contamination, some of our customers have indicated a willingness to consider purchasing some of their sensor requirements from these imitation manufacturers and third-party reprocessors in an effort to reduce their overall operating costs. These imitation and reprocessed sensors have led and may continue to lead to confusion with our genuine Masimo products; have reduced and may continue to reduce our revenue; and, in some cases, have harmed and may continue to harm our reputation if customers conclude incorrectly that these imitation or reprocessed sensors are original Masimo sensors. In addition, we have expended a significant amount of time and expense investigating issues caused by imitation and reprocessed sensors, troubleshooting problems stemming from such sensors, educating customers about why imitation and reprocessed sensors do not perform up to our performance level and to their expectations, enforcing our proprietary rights against the imitation manufacturers and reprocessors, and enforcing our contractual rights under our customer contracts.
In response to these imitation sensors and third-party reprocessors, we offer to our customers our own Masimo reprocessed sensors, which we re-manufacture and test to ensure that they meet the same performance specifications as our new Masimo sensors. In addition, we have incorporated X-CalTM technology into certain products to ensure our customers get the performance they expect by using genuine Masimo sensors. We believe this technology will help ensure that hospitals, clinicians and, ultimately, their patients, receive true Masimo measurement quality and performance, and will curtail some of the harm to us that results when customers experience performance and other problems with imitation and reprocessed sensors. Reprocessed sensors sold by Masimo are generally offered at a lower price and, therefore, may reduce certain customer demand for our new sensors. As a result, increased sales of genuine Masimo reprocessed sensors may result in lower revenues which could negatively impact our business, financial condition and results of operations.
From time to time we may carry out strategic initiatives that are not viewed favorably by our customers, which may reduce demand for our products.
We expect to continue to implement new technologies and take action to protect and enforce our contractual, intellectual property and other rights. For example, beginning in 2013 and continuing through 2014, we have expanded our investment in a new worldwide blood management sales force whose primary focus is to work with hospitals to identify new opportunities for our noninvasive hemoglobin measurement, SpHb®. Although we believe implementing new technologies and making these investments are, and will continue to be, in the long term best interests of Masimo and our stockholders, there are no assurances that the market will perceive their benefits or that these actions will yield favorable results for us, which may result in reduced customer demand for our products, cause our revenue to decline and have a material adverse effect on our business, financial condition and results of operations.
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
On September 16, 2011, the Leahy-Smith America Invents Act (the Leahy-Smith Act), which includes a number of significant changes to U.S. patent law, was signed into law. The provisions of the Leahy-Smith Act include changes in the way patent applications will be prosecuted, including a transition to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention, and may also affect patent litigation. Under a “first-to-file” system, a third party that files a patent application with the PTO before us could be awarded a patent covering an invention of ours even if we made the invention before it was made by the third-party. The PTO has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act. Many of the substantive changes to patent law associated with the Leahy-Smith Act and, in particular, the “first-to-file” provisions, only became effective in March 2013. Additionally, the Leahy-Smith Act introduced procedures that may make it easier for third parties to challenge issued patents, as well as to intervene in the prosecution of patent applications, and, as a result, our issued patents, and those that may be issued or licensed in the future, may expire or be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related technologies. Furthermore, the Leahy-Smith Act contains new statutory provisions that require the PTO to issue new regulations for their implementation, and it may take the courts years to interpret the provisions of the new statute. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on our business, the cost of prosecuting our licensed and future patent applications, our ability to obtain patents based on our licensed and future patent applications and our ability to enforce or defend our licensed or future issued patents. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our pending and future patent applications and the enforcement or defense of our issued and future patents, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, new patents obtained by our competitors could threaten the continued commercialization of our products in the market even after they have already been introduced. Philips Electronics North America Corporation and Shenzhen Mindray Bio-Medical Electronics Co., Ltd. have each filed antitrust and patent infringement counterclaims against us, as further explained in Part I, Item 3 of this Annual Report on Form 10-K.
We believe competitors may currently be violating and may in the future violate our intellectual property rights, and we may bring additional litigation to protect and enforce our intellectual property rights, which may result in substantial expense and may divert management’s attention from implementing our business strategy.
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
In February 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH (collectively, Philips) related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. In each of December 2012 and December 2013, we filed patent infringement and breach of contract suits against Mindray DS USA, Inc., Shenzhen Mindray Bio-Medical Electronics Co, Ltd., and Mindray Medical International Ltd. (collectively, Mindray). These suits are described in Part I, Item 3 of this Annual Report on Form 10-K, and Note 15 to the consolidated financial statements. Both Philips and Mindray are OEM partners of ours. There is no guarantee that we will prevail in these suits or receive any damages or other relief if we do prevail.
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
Each medical device that we wish to market in the U.S. generally must first receive 510(k) clearance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA) by filing a 510(k) pre-market notification, receive clearance through the de novo review process, or obtain pre-market approval by submitting a pre-market approval (PMA) application. Even if regulatory clearance or approval of a product is granted, the clearance or approval may be subject to limitations on the indicated uses for which the product may be marketed. We cannot guarantee that the FDA will grant 510(k) clearance on a timely basis, if at all, for new products or uses that we propose for Masimo SET® or licensed rainbow® technology. The FDA’s 510(k) clearance process of our products and uses typically takes between four to twelve months, and may take longer. However, over the past two years, we have experienced a significantly longer 510(k) clearance review process. Our more recent experience and interactions with the FDA, along with information we have received from other medical device manufacturers, suggests that, in some cases, the FDA is requiring applicants to provide much more or different information and data for 510(k) clearance than it had previously; and that the FDA may not rely on approaches that it had previously accepted to support 510(k) clearance, thereby leading to more review cycles or to decisions that may not be substantially the same as previous equivalent decisions. As a result, we have experienced lengthier FDA 510(k) review periods over the past two years, which has delayed the 510(k) clearance process for our products and uses over this period compared to prior periods.

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
To date, the FDA has regulated pulse oximeters incorporating Masimo SET® and licensed rainbow® technology, patient monitor devices, sensors, cables and other products under the 510(k) process. Although 510(k) clearances have been obtained for such products, if substantial safety or effectiveness problems develop with our devices, we would need to recall our devices. Furthermore, our new products or significantly modified marketed products could be denied 510(k) clearance and be required to undergo the more burdensome PMA process. The process of obtaining PMA is much more costly, lengthy and uncertain than the process for obtaining 510(k) clearance and generally takes one to three years, but may be longer.
We recently launched iSpO2®, a non-medical use pulse oximeter intended for sports and aviation use. We are marketing this product in accordance with the FDA’s current policy and enforcement discretion which indicates that pulse oximeters that are not intended for medical purposes can be marketed directly to consumers without first obtaining 510(k) clearance. We cannot assure you that the FDA will not change its policy regarding the regulation of these products. If the FDA changes its policy, we may be required to seek 510(k) clearance to market this pulse oximeter. We also may be required to cease marketing and/or recall the product until we obtain a new 510(k) clearance.
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
Our products, along with the manufacturing processes, labeling and promotional activities for our products, are subject to continual review and periodic inspections by the FDA and other regulatory bodies. Among other requirements, we and our suppliers are required to comply with the FDA’s Quality System Regulation (QSR), which covers the methods and documentation of the design, control testing, production, component suppliers control, quality assurance, complaint handling, labeling control, packaging, storage and shipping of our products. The FDA enforces the FDA’s QSR through announced and unannounced inspections. We are also subject to similar state requirements and licenses.
In 2013, the FDA inspected our facility in Irvine, California and issued an FDA Form 483 listing observations the investigator believed may constitute violations of statutes or regulations administered by the FDA, including observations relating to complaint handling, medical device reporting and corrective and preventative action (CAPA) procedures. In 2014, the FDA also inspected our facility in Mexicali, Mexico and issued a Form 483 listing observations relating to our CAPA procedures, documentation practices associated with our device history records and procedures for employee training. We submitted responses to both Form 483s. In August 2014, we received from a final inspection report the FDA closing out the Mexicali inspection and a warning letter (the Warning Letter) related to the Irvine inspection. We submitted a response (Response Letter) to the Warning Letter on September 5, 2014 and held a regulatory meeting with the FDA on September 19, 2014. At the meeting, in addition to discussing our Response Letter, the FDA raised issues beyond the scope of the Warning Letter in the areas of Good Manufacturing Practices, quality, bioresearch monitoring and labeling/promotion. We have been in communication with the FDA since the meeting and are working to resolve the issues raised by the FDA. We do not know what further actions, if any, the FDA will take in connection with these issues.
In December 2014, the California Department of Public Health, Food and Drug Branch (Food and Drug Branch) conducted an inspection of our facility in Irvine, California, and issued a Notice of Violation listing observations relating to complaint handling and CAPA procedures that the investigator believed may constitute violations of California statutes or regulations. We responded to the Notice of Violation in January 2015 and are working to resolve the issues raised by the Food and Drug Branch. We do not know what further actions, if any, the Food and Drug Branch will take in connection with these issues.

Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies or failure to adequately respond to any FDA Form 483 observations could result in, among other things, any of the following items:

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
If any of these items were to occur, it would harm our reputation and adversely affect our business, financial condition and results of operations.
Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products abroad.
We currently market and intend to continue to market our products internationally. Outside of the U.S., we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The regulatory registration/licensing process varies among international jurisdictions and may require additional testing. The time required for international registration of new products may differ from that required for obtaining FDA clearance. The foreign registration/licensing process may include all of the risks associated with obtaining FDA clearance in addition to other risks. We may not obtain foreign regulatory registration/licensing on a timely basis, if at all. FDA clearance does not ensure new product registration/licensing by foreign regulatory authorities. Clearance by one foreign regulatory authority does not ensure clearance by any other foreign regulatory authority or by the FDA. If we fail to receive necessary approvals to commercialize our products in foreign jurisdictions on a timely basis, or at all, our business, financial condition and results of operations could be adversely affected.
Modifications to our marketed devices may require new regulatory clearances or premarket approvals, or may require us to cease marketing or recall the modified devices until clearances or approvals are obtained.
We have made modifications to our devices in the past and we may make additional modifications in the future. Any modifications to an FDA-cleared device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly PMA approval. We may not be able to obtain such clearances or approvals in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would have an adverse effect on our business, financial condition and results of operations. If the FDA disagrees with our conclusion and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices, which could have an adverse effect on our business, financial condition and results of operations.
Federal regulatory reforms may make it difficult to maintain or attain approval to develop and commercialize our products and technologies.
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
Since our inception, we have initiated eleven field actions related to our products, none of which were material to our operating results. All field actions involving “reportable events” were reported to the FDA and other foreign regulatory agencies within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these or any future voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
Although we do not provide health care services or receive payments directly from Medicare, Medicaid or other third-party payers for our products or the procedures in which our products are used, health care regulation by federal and state governments will impact our business. Health care fraud and abuse laws potentially applicable to our operations include, but are not limited to:

•
the Federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any bribe, kickback or other remuneration intended to induce the purchase, order or recommendation of an item or service reimbursable under a federal health care program (such as the Medicare or Medicaid programs);

•
federal false claims laws which prohibit, among other things, knowingly and willfully presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent;

•
the provisions of the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which established federal crimes for knowingly and willfully executing a scheme to defraud any health care benefit program or making false statements in connection with the delivery of or payment for health care benefits, items or services; and

•
state laws analogous to each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by non-governmental third-party payers, including commercial insurers, and state laws governing the privacy of certain patient identifiable health information (PHI).

Federal and state false claims laws prohibit anyone from presenting, or causing to be presented, claims for payment to third-party payers that are false or fraudulent. For example, the federal Civil False Claims Act imposes liability on any person or entity who, among other things, knowingly and willfully presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program, including Medicaid and Medicare. Some suits filed under the Civil False Claims Act, known as “qui tam” actions, can be brought by a private individual, referred to as a “whistleblower” or “relator,” on behalf of the government, and such individuals may share in any amounts paid by the entity to the government in fines or settlement. Such complaints are filed under seal and remain sealed until the applicable court orders otherwise. In recent years, the number of suits brought by private individuals has increased dramatically. Manufacturers, like us, can be held liable under false claims laws, even if they do not submit claims to the government, if they are found to have caused medical care providers to have submitted claims to the government for payment for a service or the use of a device that is not properly covered for government reimbursement. A number of states also have false claims laws, and some of these laws may apply to claims for items or services reimbursed under Medicaid and/or commercial insurance. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs and imprisonment. In particular, when an entity is determined to have violated the federal Civil False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim.
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
We have certain arrangements with hospitals that may be affected by health care fraud and abuse laws. For instance, under our standard customer arrangements, we provide hospitals with free pulse oximetry monitoring devices in exchange for their agreement to purchase future pulse oximetry sensor requirements from us. In addition, we occasionally provide our customers with rebates in connection with their annual purchases. While we believe that these arrangements are structured such that we are currently in compliance with applicable federal and state health care laws, one or more of these arrangements may not meet the Federal Anti-Kickback Statute’s safe harbor requirements, which may result in increased scrutiny by government authorities that are responsible for enforcing these laws.
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
Further, we are required to comply with federal and state laws governing the transmission, security and privacy of individually identifiable PHI that we may obtain or have access to in connection with the manufacture and sale of our products. We may be required to make costly system modifications to comply with the HIPAA privacy and security requirements. In addition, if we do not properly comply with existing or new laws and regulations related to the protection of health information, we could be subject to criminal or civil sanctions, the potential enforcement of which is greater as a result of the Health Information Technology of Economic and Clinical Health Act.
Numerous other federal and state laws protect the confidentiality of PHI, including state medical information privacy laws, state social security number protection laws and state and federal consumer protection laws. In some cases, more protective state privacy and security laws are not preempted by HIPAA and may be subject to interpretation by various governmental authorities and courts, resulting in potentially complex compliance issues for us and our customers.
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
Changes in the health care industry in the U.S. and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business. In recent years, President Obama signed health care reform legislation into law that required most individuals to have health insurance, established new regulations on health plans, created insurance pooling mechanisms and reduced Medicare spending on services provided by hospitals and other providers. Beginning on January 1, 2013, this legislation also imposed significant new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, as well as related compliance and reporting obligations. For the years ended January 3, 2015 and December 28, 2013, we recorded medical device excise taxes of approximately $6.6 million and $6.3 million, respectively.
Moreover, the Physician Payment Sunshine Act (the Sunshine Act), which was enacted by Congress as part of the Patient Protection and Affordable Care Act on March 23, 2010, requires medical device companies to track and publicly report, with limited exceptions, all payments and transfers of value to physicians and teaching hospitals in the U.S. Implementing regulations for these tracking and reporting obligations were finalized in 2013, and companies are now required to track payments made since August 1, 2013. In addition, commencing March 31, 2014, medical device companies are also required to report payments to the government on an annual basis. If we fail to comply with the data collection and reporting obligations imposed by the Sunshine Act, we may be subject to substantial civil monetary penalties.
In general, an expansion in the government’s role in the U.S. health care industry may lower reimbursements for our products, reduce demand for innovative products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly in a material manner. In addition, as a result of the continued focus on health care reform, there is risk that Congress may implement changes in laws and regulations governing health care service providers, including measures to control costs or reductions in reimbursement levels. We cannot predict the effect any future legislation or regulation will have on us or what health care initiatives, if any, will be implemented at the state level. Furthermore, many private payers look to Medicare’s coverage and reimbursement policies in setting their coverage policies and reimbursement amounts such that federal reforms could influence the private sector as well. Finally, many states also may attempt to reform their Medicaid programs such that either coverage for certain items or services may be narrowed or reimbursement for them could be reduced. These health care reforms may adversely affect our business.
Consistent with or in addition to Congressional or state reforms, CMS, the federal agency that administers the Medicare and Medicaid programs, could change its current policies that affect coverage and reimbursement for our products. CMS determined in 2007 that certain uses of pulse oximetry monitoring are eligible for separate Medicare payment in the hospital outpatient setting when no separately payable hospital outpatient services are reported on the same date of service. Each year, however, CMS re-examines the reimbursement rates for hospital inpatient and outpatient and physician office settings and could either increase or decrease the reimbursement rate for procedures utilizing our products. We are unable to predict when legislation or regulation that affects our business may be proposed or enacted in the future or what effect any such legislation or regulation would have on our business. Any such legislation, regulation or policies that affect the coverage and reimbursement of our current or future products, or the procedures utilizing our current or future products, could cause our sales to decrease and our revenue to decline.
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
Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that, as of January 3, 2015, a number of our stockholders, including certain of our directors and executive officers, continued to own shares of Cercacor stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor. Jack Lasersohn, a member of our board of directors, also serves on the board of directors of Cercacor.
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
We are required to pay royalties to Cercacor for all products sold that contain certain rainbow® technologies, including certain annual minimum royalty payments, and this may impact our reported gross margins if we discontinue consolidating Cercacor within our financial statements.
The Cross-Licensing Agreement requires us to pay Cercacor a royalty for all products that we sell which include its proprietary rainbow® technology. This includes handheld, table-top and multiparameter products that incorporate licensed rainbow® technology. Beginning in 2009, for hospital contracts where we place equipment and enter into a sensor contract, we pay a royalty to Cercacor on the total sensor contract revenue based on the ratio of rainbow® enabled devices to total devices. The agreement also requires that we make available to Cercacor, at its request, up to 10% of our annual board and sensor production volume at our total manufactured cost. In addition to these specific royalty and product obligations, our Cross-Licensing Agreement requires that we pay Cercacor specific annual minimum royalty payments.

Currently, we are required to consolidate Cercacor within our financial statements. Accordingly, the royalties that we owe to Cercacor are eliminated in our condensed consolidated financial statements presented within this Annual Report on Form 10-K and our other periodic reports, and the gross profit margins reported in our consolidated financial results do not include the royalty expense that we pay to Cercacor. We are also obligated to include, and have included, Cercacor’s engineering and administrative expenses in our reported engineering and administrative expenses. If our financial statements were not consolidated with Cercacor, our reported cost of goods sold would increase and our reported engineering and administrative expenses would decrease. In the future, depending upon the success of rainbow® products and the royalties earned by Cercacor on those revenues, it is possible that the royalty expense will grow at a rate higher than the growth of engineering and administrative expenses. Should this occur, and if we also were no longer required to consolidate Cercacor’s financial results within our financial statements, our unconsolidated cost of goods sold could grow at a faster rate than our unconsolidated engineering expenses.
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
Cercacor owns all of the proprietary rights to certain rainbow® technology developed with our proprietary Masimo SET® for products intended to be used in the Cercacor Market, and all rights for any non-vital signs measurement for which we do not exercise an option pursuant to the Cross-Licensing Agreement. In addition, Cercacor has the right to terminate the Cross-Licensing Agreement or grant licenses covering rainbow® technology to third parties if we breach certain terms of the agreement, including any failure to meet our minimum royalty payment obligations or failure to use commercially reasonable efforts to develop or market products incorporating licensed rainbow® technology. If we lose our exclusive license to rainbow® technology, we would lose the ability to prevent others from making, using, selling or importing products using rainbow® technology in our market. As a result, we would likely be subject to increased competition within our market, and Cercacor or competitors who obtain a license to rainbow® technology from Cercacor would be able to offer related products.
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
Under the Cross-Licensing Agreement, a change in control includes the resignation or termination of Joe Kiani from his position of Chief Executive Officer of either Masimo or Cercacor. A change in control also includes other customary events such as the sale or merger of the Company or Cercacor to a non-affiliated third party or the acquisition of 50% or more of the voting power of the Company or Cercacor by a non-affiliated third party. In the event we undergo a change in control, we are required to immediately pay a $2.5 million fee to exercise an option to license technology developed by Cercacor for use in blood glucose monitoring. Additionally, our per product royalties payable to Cercacor will become subject to specified minimums, and the minimum aggregate annual royalties for licensed rainbow® measurements payable to Cercacor related to carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and blood glucose will increase to $15.0 million, plus up to $2.0 million for other rainbow® measurements. Also, if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark following a change in control, all rights to the “Masimo” trademark will automatically be assigned to Cercacor. This could delay or discourage transactions involving an actual or potential change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over our then-current trading price. In addition, our requirement to assign all future improvements for non-vital signs to Cercacor could impede a change in control of our company.
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
Our operating results have fluctuated in the past and are likely to fluctuate in the future. We may experience fluctuations in our quarterly results of operations as a result of:

•	delays or interruptions in manufacturing and shipping of our products;

•	varying demand for and market acceptance of our technologies and products;

•	delayed acceptance of our new products, negatively impacting the carrying value of our inventory;

•	design, technology or other market changes that could negatively impact the carrying value of our inventory;

•	the effect of competing technological and market developments resulting in lower selling prices or significant promotional costs;

•	changes in the timing of product orders and the volume of sales to our OEM partners;

•	actions taken by GPOs;

•	delays in hospital conversions to our products and declines in hospital patient census;

•	our legal expenses, particularly those related to litigation matters;

•	changes in our product or customer mix;

•	movements in foreign currency exchange rates;

•	market seasonality of our sales due to quarterly fluctuations in hospital and other alternative care admissions;

•	our ability to renew existing long-term sensor contract commitments;

•	changes in the total dollar amount of annual contract renewal activities;

•	changes in the mix and, therefore, the related costs of products that we supply at no upfront costs to our customers as part of their long-term sensor commitments;

•	changes in hospital and other alternative care admission levels;

•	our inability to efficiently scale operations and establish processes to accommodate business growth;

•	unanticipated delays or problems in the introduction of new products, including delays in obtaining clearance or approval from the FDA;

•	high levels of returns and repairs; and

•	change in reimbursement rates for SpHb®, SpCO® and SpMet® parameters.
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. See “Critical Accounting Estimates” contained in Part II, Item 7 of this Annual Report on Form 10-K.
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
We derive a portion of our net sales from international operations. In the years ended January 3, 2015, December 28, 2013 and December 29, 2012 approximately 31.7%, 30.1%, and 29.5%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we would be exposed to potentially significant penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.
In addition, our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include, but are not limited to:

•	the imposition of additional U.S. and foreign governmental controls or regulations;

•	the imposition of costly and lengthy new export licensing requirements;

•	a shortage of high-quality sales people and distributors;

•	loss of any key personnel that possess proprietary knowledge, or who are otherwise important to our success in certain international markets;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of new trade restrictions;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;

•	pricing pressure that we may experience internationally;

•	changes in foreign currency exchange rates;

•	laws and business practices favoring local companies;

•	political instability and actual or anticipated military or political conflicts;

•	financial and civil unrest worldwide;

•	longer payment cycles; and

•	difficulties in enforcing or defending intellectual property rights.
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
We market our products in certain foreign markets through our subsidiaries and other international distributors. The related sales agreements may provide for payments in a foreign currency. While a majority of our sales are transacted in U.S. Dollars, some of our sales agreements with foreign customers provide for payment in currencies other than the U.S. Dollar. These foreign currency revenues, when converted into U.S. Dollars, can vary depending on average exchange rates during a respective period. For example, during the fiscal year ended January 3, 2015, we estimate that the strengthening of the U.S. Dollar, relative to other foreign currencies, negatively impacted our foreign currency revenues by $4.3 million, of which approximately $3.4 million occurred during the fourth fiscal quarter. Similarly, certain of our foreign sales support subsidiaries transact business in their respective country’s local currency, which is also their functional currency. As a result, expenses of these foreign subsidiaries when converted into U.S. Dollars can vary depending on average monthly exchange rates during a respective period. We are also exposed to foreign currency gains or losses on outstanding foreign currency denominated receivables and payables. When converted to U.S. Dollars, these receivables and payables can vary depending on the monthly exchange rates at the end of the period. In addition, certain intercompany transactions may give rise to realized and unrealized foreign currency gains or losses based on the currency underlying such intercompany transactions. Accordingly, our operating results are subject to fluctuations in foreign currency exchange rates.
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
We currently manufacture our products at several locations and any disruption to or expansion of our manufacturing operations could adversely affect our business, financial condition and results of operations.
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
We also purchase materials and components from international sources. Any disruption in the supply of such materials, including transportation or port delays, could adversely impact our manufacturing operations. Disruptions may also occur as a result of local, regional and worldwide health risks. Such disruptions may include the inability to manufacture and distribute our products due to the direct effects of illness on individuals or due to constraints on supply and distribution that may result from either voluntary or government imposed restrictions.
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
If we fail to comply with the reporting obligations of the Securities Exchange Act of 1934, as amended, and Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or if we fail to maintain adequate internal control over financial reporting, our business, results of operations and financial condition and investors’ confidence in us could be materially and adversely affected.
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
In addition, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the Sarbanes-Oxley Act), we are required to evaluate and provide a management report on our systems of internal control over financial reporting, and our independent registered public accounting firm is required to attest to our internal control over financial reporting. During the course of the evaluation of our internal control over financial reporting, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and costs to us and require us to divert substantial resources, including management time from other activities. In addition, if we fail to maintain the adequacy of our internal controls over financial reporting, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. Any failure to maintain compliance with the requirements of Section 404 could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business, negatively impact the trading price of our stock, and adversely affect investors’ confidence in our company and our ability to access capital markets for financing.
Changing laws and increasingly complex corporate governance and public disclosure requirements could have an adverse effect on our business and operating results.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the California Transparency in Supply Chains Act and new regulations issued by the SEC and The NASDAQ Stock Market LLC, have and will create additional compliance requirements for companies such as ours. To maintain high standards of corporate governance and public disclosure, we have invested in, and intend to continue to invest in, reasonably necessary resources to comply with evolving standards.
For example, the Dodd-Frank Act includes provisions regarding “conflict minerals” (generally tin, tantalum, tungsten and gold)that are mined in the Democratic Republic of Congo and adjoining countries (the DRC region), and similar rules are under consideration in the European Union. Since certain of these conflict minerals are used in the manufacture of our products, the Dodd Frank Act provisions require us to undertake comprehensive due diligence to determine whether conflict minerals used in our products, including any portion of our products manufactured by third parties, financed or benefited armed groups in the DRC region. The rules also require us to file conflict mineral reports with the SEC annually. We have incurred, and expect to continue to incur, additional costs to comply with these rules, including costs related to determining the source of origin of conflict minerals used in our products. Given the complexity of our supply chain, we may face difficulties if our suppliers are unwilling or unable to verify the origin of all conflict minerals used in our products. Furthermore, our ongoing compliance with these rules could affect the pricing, sourcing and availability of minerals used in the manufacture of our products. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are free of conflict minerals. To maintain high standards of corporate governance and public disclosure, we have invested in, and intend to continue to invest in, reasonably necessary resources to comply with such evolving standards. These investments have resulted in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities and may continue to do so in the future.
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
Products that we sell in Europe are subject to regulation in the EU markets under the Restriction of the Use of Hazardous Substances Directive (RoHS). RoHS prohibits companies from selling products which contain certain hazardous materials, including lead, mercury, cadmium, chromium, polybrominated biphenyls and polybrominated diphenyl ethers, in EU member states. In addition, the EU’s Registration, Evaluation, Authorization, and Restriction of Chemicals Directive also restricts substances of very high concern in products. Complying with this regulation may result in significant product transition costs, including potential risk to the carrying value of the related inventory, or delays in sales of our products in the EU.
From time to time, new regulations are enacted and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with environmental regulations as they are enacted. Future environmental laws may significantly affect our operations by, for example, requiring our manufacturing processes to be altered or requiring us to use different types of materials in manufacturing our products. Any changes to our operations may increase our manufacturing costs, detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects. In our research and manufacturing activities, we use, and our employees may be exposed to, materials that are hazardous to human health, safety or the environment. These materials and various wastes resulting from their use are stored at our facility pending ultimate use and disposal. The risk of accidental injury to our employees or contamination from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any resulting damages and any such liability could exceed our reserves. Although we maintain general liability insurance, we do not specifically insure against environmental liabilities. If an enforcement action were to occur, our reputation and our business and financial condition may be harmed, even if we were to prevail or settle the action on terms favorable to us.
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
Many of the countries in which we operate, including the United States and several of the members of the EU, have experienced and continue to experience uncertain economic conditions. Our business or financial results may be adversely impacted by these uncertain economic conditions, including: adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; inflation; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. In addition, we cannot predict how future economic conditions will affect our critical customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our results of operations or financial condition.
Our Credit Agreement contains certain covenants and restrictions that may limit our flexibility in operating our business.
Our Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Lender, and Bank of America, N.A., as a Lender, contains various affirmative covenants and restrictions that limit our ability to engage in specified types of transactions, including:

•	incur specified types of additional indebtedness (including guarantees or other contingent obligations);

•	pay dividends on, repurchase, or make distributions in respect to our common stock or make other restricted payments, subject to specified exceptions;

•	make specified investments (including loans and advances);

•	sell or transfer certain assets;

•	create certain liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with any of our affiliates.
In addition, under our Credit Agreement, we are required to satisfy and maintain specified financial ratios and other affirmative covenants. Our ability to meet those financial ratios and affirmative covenants could be affected by events beyond our control, and therefore, we cannot be assured that we be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under the Credit Agreement. Upon the occurrence of an event of a default, our lenders could elect to declare all amounts outstanding under our Credit Agreement to be immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. As of January 3, 2015, we had $125.0 million outstanding under the Credit Agreement and were in compliance with all applicable covenants.

Risks Related to Our Stock
Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From December 29, 2013 to January 3, 2015, our closing stock price ranged from $20.69 to $31.88 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
In addition to the other risk factors previously discussed above, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:

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
As of January 3, 2015, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 15.7% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.
As of January 3, 2015, an aggregate of approximately 15.7 million shares of our stock were reserved for future issuance under our three equity incentive plans, approximately 10.0 million of which were subject to options outstanding as of that date at a weighted-average exercise price of $23.59 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our amended and restated certificate of incorporation authorizes our board of directors to issue up to 5.0 million shares of “blank check” preferred stock. As a result, without further stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third-party to acquire us. In addition, our amended and restated certificate of incorporation provides for a staggered board of directors, whereby directors serve for three year terms, with one third of the directors coming up for reelection each year. A staggered board will make it more difficult for a third-party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our board of directors.
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
In February 2013, our Board authorized a stock repurchase program, whereby we may purchase up to 6.0 million shares of our common stock over a period of up to three years. In October 2014, our Board increased the number of shares authorized for repurchase under the program by 3.0 million shares, bringing the total number of shares authorized for repurchase under the program to 9.0 million shares. As of January 3, 2015, approximately 3.5 million shares remained authorized for repurchase under the program. Any repurchase of our common stock will be at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources, and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. In addition, under certain circumstances, our Amended Credit Agreement may limit or restrict our ability to repurchase our stock. In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our Board may modify or amend our stock repurchase program at any time at its discretion without stockholder approval.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
In May 2014, we completed the purchase of an approximately 213,000 square foot property located in Irvine, California. This property currently houses our corporate headquarters and will also soon house research and development. We continue to lease various buildings in Irvine, California approximating a total of 152,000 square feet for product manufacturing, warehousing, distribution and sales support operations. These leases expire from March 2015 through November 2019. We also operate an approximate 149,000 square feet of space in Mexicali, Mexico, for the manufacture of our products under a shelter labor agreement with Industrial Vallera de Mexicali, S.A. de C.V. (IVEMSA).IVEMSA leases this manufacturing space directly from the owner of the property under an agreement that expires in December 2020.
We lease an approximate 90,000 square foot facility in Hudson, New Hampshire, which is used to manufacture advanced light emitting diodes and other advanced component-level technologies, as well as warehousing and administrative operations. This lease expires in March 2017.
Our international headquarters are located in approximately 10,000 square feet of leased office space in Neuchatel, Switzerland. This office space is focused on operations including sales, marketing, customer service and other administrative functions. In addition, we currently lease approximately 18,000 square feet of space in Montreal, Canada, which we use primarily for research, development, sales and marketing activities. We also lease approximately 13,000 square feet in Danderyd, Sweden, primarily for manufacturing, research, development and administrative functions related to our capnography and gas monitoring products. Our operations in Tokyo, Japan, are located in approximately 12,000 square feet of leased space that we use for sales, marketing, customer service, administrative and warehousing operations. We also maintain a number of small sales offices throughout Europe, Asia and Australia. We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.

ITEM 3.	LEGAL PROCEEDINGS
On February 3, 2009, we filed a patent infringement suit in the U.S. District Court for the District of Delaware against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH (collectively, Philips) related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. On June 15, 2009, Philips answered our complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against us as well as counterclaims seeking declaratory judgments of invalidity of the patents asserted by us against Philips. On July 9, 2009, we filed our answer denying Philips’ counterclaims and asserting various defenses. We also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against us. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. In addition, we asserted additional patents in 2012, and the Court ordered that these patents and some of the originally asserted patents be tried in a second phase. On May 23, 2014, Philips filed a motion for leave to amend its answer and counterclaims to allege inequitable conduct. The Court granted Philips’ motion for leave to amend. A jury trial commenced in September 2014, with respect to two of our patents and one of Philips’ patents. On October 1, 2014, the jury determined that both of our patents were valid and that the damages amount for Philips’ infringement was $466.8 million. The jury also determined that we did not infringe the Philips patent. Philips filed post-trial motions asking the Court to overturn the jury verdict on Masimo’s patent, asking the court to adjust the damages, and seeking a new trial. Philips has also said that it intends to appeal the verdict. The Court held a bench trial on the remaining equitable defenses raised by Philips and is scheduled to hear oral arguments on the post-trial motions in February 2015. The trial schedule for the patents in the second phase has not yet been set. We believe that we have good and substantial defenses to the antitrust and patent infringement claims asserted by Philips. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.
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
On December 10, 2013, we filed a lawsuit against Mindray DS USA, Inc., (Mindray USA), Shenzhen Mindray and Mindray Medical International Ltd. in the Superior Court of New Jersey. The complaint alleges breach of contract and related claims. In January 2014, Mindray USA removed the case to the U.S. District Court for the District of New Jersey. In February 2014, we filed a motion to remand the action to the Superior Court of New Jersey. In May 2014, Mindray USA,Inc. filed an answer and counterclaims in the U.S. District Court asserting patent infringement and federal antitrust counterclaims. On January 7, 2015, the U.S. District Court remanded the action to the Superior Court of New Jersey. On January 22, 2015, Mindray USA filed an answer and counterclaims in the Superior Court of New Jersey asserting patent infringement and federal antitrust counterclaims, and again removed the case to the U.S. District Court of the District of New Jersey. On January 29, 2015, Mindray USA, Shenzhen Mindray and Mindray Medical International, Ltd. filed separate motions to dismiss the action, each of which is currently pending before the U.S. District Court. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.
In September 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware by Joseph Ausikaitis naming certain of our directors and certain executive officers as defendants and us as the nominal defendant. The lawsuit alleges claims of breach of fiduciary duty and unjust enrichment in connection with the grant or receipt of stock options under our 2007 Stock Incentive Plan and related policies. The lawsuit seeks unspecified money damages on our behalf from the officer and director defendants, various forms of equitable and/or injunctive relief, attorneys’ and other professional fees and costs and various other forms of relief. In November 2012, the defendants filed a motion to dismiss the action, which was denied by the Court in July 2013. On October 14, 2014, we filed motions for summary judgment, which are currently pending before the Court. The plaintiff filed a motion for summary judgment on October 15, 2014, which is also currently pending before the Court. Trial is currently scheduled to begin in April 2015. Although the outcome of this case cannot be determined, we do not expect it to have a material financial impact on our results of operations.
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
In September 2011, two of the same former sales representatives filed employment-related claims against us in arbitration also stemming from their allegations regarding our noninvasive hemoglobin products. On January 16, 2014, we were notified that the arbitrator awarded the plaintiffs approximately $5.4 million in damages. We challenged the arbitration award in the U.S. District Court for the Central District of California, and on April 3, 2014, the District Court vacated the award. The former sales representatives have appealed the District Court’s decision. We are unable to predict the final outcome of the qui tam and employment matters, both of which are currently on appeal before the U.S. Court of Appeals for the Ninth Circuit. A reversal of the District Court’s decision in either matter could have a material adverse effect on our results of operations.
In the third quarter of 2013, we were notified that the FDA and the United States Attorney’s Office for the Central District of California, Criminal Division, are investigating the allegations regarding our noninvasive hemoglobin products. In the second quarter of 2014, we received grand jury subpoenas requesting documents pertaining to, among other things, the testing, marketing and sales of our Pronto® and Pronto-7® products. We and several of our executives, including our Chief Executive Officer, have signed agreements tolling the statute of limitations as to any charges that may be brought for a period of time ending July 3, 2015. We are fully cooperating with the investigation but cannot predict its outcome.
On January 2, 2014, a putative class action complaint was filed against us in the U.S. District Court for the Central District of California by Physicians Healthsource, Inc. The complaint alleges that we sent unsolicited facsimile advertisements in violation of the Junk Fax Protection Act of 2005 and related regulations. The complaint seeks $500 for each alleged violation, treble damages if the court finds the alleged violations to be knowing, plus interest, costs and injunctive relief. On April 14, 2014, we filed a motion to stay the case pending a decision on a related petition filed by us with the Federal Communications Commission (FCC). On May 22, 2014, the District Court granted the motion and stayed the case pending a ruling by the FCC on the petition. On October 30, 2014, the FCC granted some of the relief and denied some of the relief requested in the petition. Both parties appealed the FCC’s decision on the petition. On November 25, 2014, the District Court granted the parties’ joint request that the stay remain in place pending a decision on the appeal. We believe we have good and substantial defenses to the claims, but there is no guarantee that we will prevail.
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

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
Fiscal:
First Quarter	$31.88	$25.37	$21.33	$19.51
Second Quarter	$27.90	$22.03	$22.50	$19.04
Third Quarter	$24.64	$20.69	$27.04	$21.55
Fourth Quarter	$27.00	$21.07	$29.61	$25.62
The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.
As of January 31, 2015, the closing price of our stock on the NASDAQ Global Select Market was $25.52 per share, and the number of stockholders of record was 40. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our stock is held of record through brokerage firms in “street name.”
Stock Performance Graph
The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following stock performance graph compares total stockholder returns for Masimo Corporation from January 2, 2010 through January 3, 2015 against the NASDAQ Market Composite Index and NASDAQ Medical Equipment Index, assuming a $100 investment made on January 2, 2010. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Masimo Corporation, the NASDAQ Market Composite Index, and
the NASDAQ Medical Equipment Index
*$100 invested on 01/02/10 in stock or 01/03/09 in index, including reinvestment of dividends. Indexes calculated on month-end basis.
Dividend Policy
Future determination as to the payment of cash (or stock) dividends will be at the discretion of our board of directors (Board) and will depend upon our results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by our Board. In October 2012, our Board declared a special dividend of $1.00 per share, or $57.3 million, which was paid in December 2012. This dividend was deemed to be a special dividend and there is no assurance, with respect to amount or frequency, that dividends will be declared again in the future.
Stock Repurchase Program
In February 2013, our Board authorized the repurchase of up to 6.0 million shares of common stock under a new repurchase program. In October 2014, our Board increased the number of shares of the Company’s common stock authorized for repurchase by 3.0 million shares, bringing the total number of shares of the Company’s common stock authorized for repurchase under such program to 9.0 million. The stock repurchase program may be carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Any repurchases will be subject to the availability of stock, general market conditions, the trading price of the stock, available capital, alternative uses for capital and our financial performance. We paid for prior repurchases of stock with available cash and cash equivalents as well as borrowings under our revolving credit agreement.
During the year ended December 28, 2013, approximately1.0 million shares were repurchased at an average cost of $19.79 per share, totaling approximately $19.8 million. During the year ended January 3, 2015, approximately 4.5 million shares were repurchased at an average cost price of $23.00 per share, totaling approximately $102.5 million. The total remaining shares authorized for repurchase under the stock repurchase program approximated 3.5 million shares as of January 3, 2015.

Period	Total Number of Shares Purchased	Average Cost Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
September 28, 2014 to October 25, 2014	27,659	$21.01	—	3,545,151
October 26, 2014 to November 29, 2014	—	—	—	3,545,151
November 30, 2014 to January 3, 2015	—	—	—	3,545,151
Total	27,659	$21.01	—	3,545,151
________________

(1)
In October 2014, our Board increased the number of shares of the Company’s common stock authorized for repurchase by 3.0 million shares, bringing the total number of shares of the Company’s common stock authorized under such repurchase program to 9.0 million.

ITEM 6.	SELECTED FINANCIAL DATA
The following tables reflect selected financial data derived from our consolidated financial statements for each of the last five years. The consolidated statement of comprehensive income data for the years ended January 3, 2015, December 28, 2013 and December 29, 2012 and the consolidated balance sheet data as of January 3, 2015 and December 28, 2013 were derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of comprehensive income data for the years ended December 31, 2011 and January 1, 2011, and the consolidated balance sheet data as of December 29, 2012, December 31, 2011 and January 1, 2011 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results. The selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year ended January 3, 2015	Year ended December 28, 2013	Year ended December 29, 2012	Year ended December 31, 2011	Year ended January 1, 2011
	(dollars in thousands)
Statement of Comprehensive Income Data(1):
Revenue:
Product	$556,764	$517,429	$464,928	$406,487	$356,422
Royalty	29,879	29,816	28,305	32,501	48,985
Total revenue	586,643	547,245	493,233	438,988	405,407
Cost of goods sold	195,864	188,418	166,982	144,854	119,825
Gross profit	390,779	358,827	326,251	294,134	285,582
Operating expenses:
Selling, general and administrative	241,016	215,469	193,948	169,205	174,089
Research and development	56,581	55,631	47,077	38,412	36,000
Litigation award and defense costs	(10,331)	8,010	—	—	—
Antitrust litigation expense(2)	—	—	—	—	(30,728)
Total operating expenses	287,266	279,110	241,025	207,617	179,361
Operating income	103,513	79,717	85,226	86,517	106,221
Non-operating (income) expense	1,472	3,991	1,405	(14)	(1,348)
Income before provision for income taxes	102,041	75,726	83,821	86,531	107,569
Provision for income taxes	27,678	20,005	21,883	22,478	34,164
Net income including noncontrolling interests	74,363	55,721	61,938	64,053	73,405
Net income (loss) attributable to noncontrolling interests	1,845	(2,660)	(334)	353	(125)
Net income attributable to Masimo Corporation stockholders	72,518	58,381	62,272	63,700	73,530
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,088)	453	2,268	349	862
Comprehensive income attributable to Masimo Corporation stockholders	$66,430	$58,834	$64,540	$64,049	$74,392
Net income per common share attributable to Masimo Corporation stockholders(3):
Basic	$1.33	$1.03	$1.08	$1.07	$1.25
Diluted	$1.30	$1.02	$1.07	$1.05	$1.21
Weighted-average number of common shares:
Basic	54,708	56,690	57,445	59,659	58,769
Diluted	55,571	57,480	58,374	60,845	60,609
________________

(1)
Pursuant to authoritative accounting guidance, our variable interest entity, Cercacor, is consolidated within our financial statements. Accordingly, all intercompany royalties, option and licensing fees, and other charges between us and Cercacor have been eliminated in the consolidation. For additional discussion of accounting for Cercacor, see Note 3 to our accompanying consolidated financial statements.

(2)
During the year ended January 1, 2011, we completed negotiations to resolve the merits of our antitrust litigation with Covidien. As a result, we recovered a total of $30.8 million in litigation expenses from Covidien.

(3)	See Note 2 to our accompanying consolidated financial statements for a description of the method used to compute basic and diluted net income per common share.

	January 3, 2015	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011
	(in thousands, except dividends declared per common share)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$134,453	$95,466	$71,554	$129,882	$88,305
Working capital	191,247	168,008	129,808	186,982	147,408
Total assets	565,006	438,662	374,661	366,104	310,235
Total debt	125,224	336	115	122	172
Total equity	307,741	326,401	275,668	279,666	230,039
Dividends declared per common share(4)	$—	$—	$1.00	$—	$2.75
 _____________

(4)
During the years ended December 29, 2012 and January 1, 2011, our Board evaluated a variety of options to return value to stockholders, including acquisition opportunities, stock buy-back programs and dividends. After considering all available options during those periods, our Board concluded that the best and most direct way to reward stockholders for their continued investment and confidence in Masimo was through the declaration of three special cash dividends. In February 2010, our Board declared a special dividend of $2.00 per share, or $117.5 million, which was paid in March 2010. In November 2010, our Board declared a second special dividend of $0.75 per share, or $44.5 million, which was paid in December 2010. In October 2012, our Board declared a third special dividend of $1.00 per share, or $57.3 million, which was paid in December 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion together with the financial statements, related notes and other financial information included in this Annual Report on Form 10-K. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under Item 1A—“Risk Factors” and elsewhere in this Annual Report on Form 10-K. These risks could cause our actual results to differ materially from any future performance suggested below.
Executive Overview
We are a global medical technology company that develops, manufactures and markets a variety of noninvasive monitoring technologies. Our mission is to improve patient outcomes and reduce cost of care by taking noninvasive monitoring to new sites and applications. We invented Masimo SET®, which provides the capabilities of Measure-Through-Motion and Low-Perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. Pulse oximetry is the noninvasive measurement of the oxygen saturation level of arterial blood, or the blood that delivers oxygen to the body’s tissues, and pulse rate. Pulse oximetry is one of the most common measurements made in and out of hospitals around the world. Masimo SET® has been validated in over 100 independent clinical studies and is the only pulse oximetry technology we are aware of that has been proven to help clinicians detect critical congenital heart disease in newborns, reduce retinopathy of prematurity in neonates, and decrease intensive care unit transfers and rapid response activations on the general floor.
After introducing Masimo SET®, we have continued to innovate by introducing breakthrough noninvasive measurements beyond arterial blood oxygen saturation level and pulse rate, which create new market opportunities in both the hospital and non-hospital care settings. We believe our Masimo rainbow® SET® platform, which utilizes both Masimo SET® and licensed rainbow® technology, includes the first devices cleared by the U.S. Food and Drug Administration (the FDA) to noninvasively and continuously monitor multiple measurements that previously required invasive or complicated procedures. SpCO®, our noninvasive carboxyhemoglobin parameter, allows measurement of carbon monoxide levels in the blood. Carbon monoxide is the most common cause of poisoning in the world. SpMet®, our noninvasive methemoglobin sensor, allows for the measurement of methemoglobin levels in the blood. Methemoglobin in the blood leads to a dangerous condition known as methemo-globinemia, which occurs as a reaction to some common drugs used in hospitals and outpatient procedures. Our PVI® parameter measures dynamic changes in PI during the respiratory cycle and can assist clinicians with fluid administration.Our noninvasive hemoglobin sensor, SpHb®, monitors hemoglobin, the oxygen-carrying component of red blood cells. Hemoglobin measurement is one of the most frequent invasive laboratory measurements in the world, often measured as part of a complete blood count. A low hemoglobin status is called anemia, which is generally caused by bleeding or the inability of the body to produce red blood cells. RRa® allows for the continuous and noninvasive monitoring of respiration rate, via rainbow Acoustic Monitoring™. Respiration rate is the number of breaths per minute. A low respiration rate is indicative of respiratory depression and a high respiration rate is indicative of patient distress. Traditional methods used to measure respiration rate are often considered inaccurate or are not tolerated well by patients.
Our products consist of a monitor or circuit board, and a “Board-in-Cable” solution, for use with our proprietary single-patient use and reusable sensors and cables. We sell our products to end-users through our direct sales force and certain distributors, and also sell some of our products to our OEM partners, for incorporation into their equipment. As of January 3, 2015 we estimate that the worldwide installed base of our pulse oximeters and OEM monitors that incorporate Masimo SET® and rainbow® SET® was more than 1.3 million units. Our installed base is the primary driver for the recurring sales of our sensors, most notably single-patient adhesive sensors.
We offer Masimo SET® and rainbow® SET® through our OEMs and our own end-user products, including the Radical-7®, Rad-57®, Pronto®, Pronto-7®, Rad-8®, Rad-5® and Rad-5v™. Our solutions and related products are based upon our proprietary Masimo SET® and rainbow® algorithms. This software-based technology is incorporated into a variety of product platforms depending on our customers’ specifications. Our technology is supported by a substantial intellectual property portfolio that we have built through internal development and, to a lesser extent, acquisitions and license agreements. As of January 3, 2015, we had 702 issued and pending patents worldwide. We have exclusively licensed from our development partner, Cercacor, the right to OEM rainbow® technology and incorporate rainbow® technology into our products intended to be used by professional caregivers, including, but not limited to, hospital caregivers and alternate care facility caregivers.
Dividend Payments
Our board of directors (Board) continuously evaluates a variety of options to return value to stockholders, including acquisition opportunities, stock buy-back programs and dividends. In 2012, after considering all available options at those times, our Board concluded that the best and most direct way to reward stockholders for their continued investment and confidence in Masimo was through the declaration of cash dividends. As a result, our Board declared a special dividend of $1.00 per share, or $57.3 million, in October 2012, which was paid out on December 11, 2012 to stockholders of record as of the close of business on November 27, 2012. The 2012 special dividend represented only a portion of our cash reserves, which our Board believed was sufficient to cover our current operational needs and to fund continued research and development investments and current strategic initiatives. Our Board did not declare any dividends during fiscal years 2013 or 2014, and there is no assurance with respect to the payment of any dividends in the future.
Stock Repurchase Program
In August 2011, our board of directors (Board) authorized the repurchase of up to 3.0 million shares of common stock under a repurchase program, which terminated pursuant to its terms in April 2012 when all 3.0 million shares had been repurchased. In February 2013, our Board authorized the repurchase of up to 6.0 million shares of common stock under a new repurchase program (2013 Plan) which is expected to continue for a period of up to 36 months from the effective date of the program unless it is terminated earlier by our Board. In October 2014, our Board increased the number of shares of our common stock authorized for repurchase under the 2013 Plan by 3.0 million shares, bringing the total number of shares of our common stock authorized for repurchase under the 2013 Plan to 9.0 million. For further details regarding our stock repurchase program see Note 13 to our accompanying consolidated financial statements.
Cercacor
Cercacor is an independent entity spun off from the Company to our stockholders in 1998. Joe Kiani and Jack Lasersohn, members of our Board, are also members of the board of directors of Cercacor. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor. We are a party to a cross-licensing agreement with Cercacor, which was amended and restated effective January 1, 2007 (Cross-Licensing Agreement), that governs each party’s rights to certain intellectual property held by the two companies.
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
We exclusively license from Cercacor the right to make and distribute products in the professional medical caregiver markets, referred to as the Masimo Market, that utilize rainbow® technology for the measurement of carbon monoxide, methemoglobin, fractional arterial oxygen saturation and hemoglobin. In December 2013, we exercised our option to license five additional parameters at the pre-established price of $0.5 million per parameter. The license is currently subject to certain specific annual minimum aggregate royalty payment obligations in the amount of $5.0 million per year. To date, we have developed and commercially released devices that measure carbon monoxide, methemoglobin and hemoglobin using licensed rainbow® technology. We also have the option to obtain exclusive licenses to make and distribute products that utilize rainbow® technology for the monitoring of other measurements, including blood glucose, in product markets where the product is intended to be used by a professional medical caregiver. In February 2009, in order to accelerate the product development of an improved hemoglobin spot-check measurement device, we agreed to fund additional engineering expenses of Cercacor. Specifically, these expenses included third-party engineering materials and supplies expense, as well as 60% of Cercacor’s total engineering and engineering-related payroll expenses. During the years ended January 3, 2015 and December 28, 2013, the total expenses for these additional services, materials and supplies totaled $3.1 million, and $4.1 million respectively. This funding arrangement has been discontinued by mutual agreement effective as of January 4, 2015.
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
Business Combinations
On March 9, 2012, we acquired substantially all of the assets of Spire Semiconductor, LLC, a maker of advanced light emitting diode and other advanced component-level technologies. Masimo Semiconductor, Inc. (Masimo Semiconductor), our wholly-owned subsidiary, operates the business. This acquisition provided us an advanced ability to develop custom components, accelerate development cycles and optimize future product costs. Masimo Semiconductor specializes in wafer epitaxy, foundry services and device fabrication for biomedical, telecommunications, consumer products and other markets. For additional information, see Note 4 to our accompanying consolidated financial statements.

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
Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as U.S. Dollar amounts and as a percentage of revenue.

	Year ended January 3, 2015		Year ended December 28, 2013		Year ended December 29, 2012
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenue:
Product	$556,764	94.9%	$517,429	94.6%	$464,928	94.3%
Royalty	29,879	5.1	29,816	5.4	28,305	5.7
Total revenue	586,643	100.0	547,245	100.0	493,233	100.0
Cost of goods sold	195,864	33.4	188,418	34.4	166,982	33.9
Gross profit	390,779	66.6	358,827	65.6	326,251	66.1
Operating expenses:
Selling, general and administrative	241,016	41.1	215,469	39.4	193,948	39.3
Research and development	56,581	9.6	55,631	10.2	47,077	9.5
Litigation award and defense costs	(10,331)	(1.8)	8,010	1.5	—	—
Total operating expenses	287,266	49.0	279,110	51.0	241,025	48.9
Operating income	103,513	17.6	79,717	14.6	85,226	17.3
Non-operating expense	1,472	0.3	3,991	0.7	1,405	0.3
Income before provision for income taxes	102,041	17.4	75,726	13.8	83,821	17.0
Provision for income taxes	27,678	4.7	20,005	3.7	21,883	4.4
Net income including noncontrolling interests	74,363	12.7	55,721	10.2	61,938	12.6
Net income (loss) attributable to noncontrolling interests	1,845	0.3	(2,660)	(0.5)	(334)	(0.1)
Net income attributable to Masimo Corporation stockholders	$72,518	12.4%	$58,381	10.7%	$62,272	12.6%

Comparison of the Year ended January 3, 2015 to the Year ended December 28, 2013
Revenue. Total revenue increased $39.4 million, or 7.2%, to $586.6 million for the year ended January 3, 2015, from $547.2 million for the year ended December 28, 2013.The following chart details the Company’s total product revenues by the geographic area to which the products were shipped for fiscal years 2014 and 2013 (dollars in thousands):

	Year ended January 3, 2015		Year ended December 28, 2013		Increase/ (Decrease)	Percentage Change
North and South America	$398,066	71.5%	$378,894	73.2%	$19,172	5.1%
Europe, Middle East and Africa	100,747	18.1	83,338	16.1	17,409	20.9
Asia and Australia	57,951	10.4	55,197	10.7	2,754	5.0
Total Product Revenue	$556,764	100.0%	$517,429	100.0%	$39,335	7.6%
Royalty	29,879		29,816		63.0
Total Revenue	$586,643		$547,245		$39,398
Product revenues increased $39.3 million, or 7.6%, to $556.8 million in the year ended January 3, 2015 from $517.4 million in the year ended December 28, 2013. Approximately $5.0 million of this increase was due to the extra week in the current fiscal year (which consisted of 53 weeks versus 52 weeks in the prior fiscal year) and higher consumable product sales resulting from an increase in our installed base of circuit boards and pulse oximeters, which we estimate totaled 1,313,000 units at January 3, 2015, up from 1,205,000 units at December 28, 2013. Offsetting this increase was approximately $4.3 million related to unfavorable movements in foreign exchange rates during the year that reduced the U.S. Dollar value of foreign sales denominated in various foreign currencies relative to fiscal 2013. Total rainbow® product revenue increased $2.9 million, or 6.0%, to $51.8 million in the year ended January 3, 2015 from $48.8 million in the year ended December 28, 2013. Our royalty revenue increased $0.1 million to $29.9 million in the year ended January 3, 2015, from $29.8 million in the year ended December 28, 2013.

Total product revenues by sales channel were as follows (dollars in thousands):

	Year ended January 3, 2015		Year ended December 28, 2013		Increase/ (Decrease)	Percentage Change
Direct/Distribution	$472,711	84.9%	$438,819	84.8%	$33,892	7.7%
OEM	84,053	15.1	78,610	15.2	5,443	6.9
Total Product Revenue	$556,764	100.0%	$517,429	100.0%	$39,335	7.6%
Revenue generated through our direct/distribution sales channels increased $33.9 million, or 7.7%, to $472.7 million for the year ended January 3, 2015, compared to $438.8 million for the year ended December 28, 2013. During the year ended January 3, 2015, revenues from our OEM channel increased $5.4 million, or 6.9%, to $84.1 million from $78.6 million in the year ended December 28, 2013. The increase in revenue for both our direct/distribution and OEM channels was consistent with our overall product revenue growth of 7.6% for the year ended January 3, 2015.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for fiscal years 2014 and 2013 was as follows (dollars in thousands):

Gross Profit
	Year ended January 3, 2015	Percentage of Net Revenues	Year ended December 28, 2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Product Gross Profit	$360,900	64.8%	$329,011	63.6%	$31,889	9.7%
Royalty Gross Profit	29,879	100.0	29,816	100.0	63	0.2
Total Gross Profit	$390,779	66.6%	$358,827	65.6%	$31,952	8.9%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $7.4 million to $195.9 million in the year ended January 3, 2015 from $188.4 million in the year ended December 28, 2013. Our total gross margin increased to 66.6% for the year ended January 3, 2015 from 65.6% for the year ended December 28, 2013. Excluding royalties, product gross margin increased to 64.8% for the year ended January 3, 2015 from 63.6% for the year ended December 28, 2013. This increase in product gross margin was primarily due to the benefits of our continued cost reduction efforts, and the non-recurrence of an inventory valuation adjustment from the prior year. These items were partially offset by the unfavorable movements in foreign exchange rates that reduced the U.S. Dollar translation of foreign sales denominated in various foreign currencies, primarily during the fourth quarter of fiscal year 2014. We incurred $5.5 million and $5.4 million in Cercacor royalty expenses for the years ended January 3, 2015 and December 28, 2013, respectively, which have been eliminated in our consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 63.8% and 62.6% for the years ended January 3, 2015 and December 28, 2013, respectively.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for fiscal years 2014 and 2013 were as follows (dollars in thousands):

Selling, General and Administrative
Year ended January 3, 2015	Percentage of Net Revenues	Year ended December 28, 2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$241,016	41.1%	$215,469	39.4%	$25,547	11.9%
Selling, general and administrative expenses increased $25.5 million, or 11.9%, to $241.0 million for the year ended January 3, 2015 from $215.5 million for the year ended December 28, 2013. This increase was primarily attributable to higher legal expenses of approximately $10.0 million, increased headcount costs of approximately $7.1 million, of which approximately $2.1 million resulted from the extra week in the current fiscal year (which consisted of 53 weeks versus 52 weeks in the prior fiscal year), higher marketing-related expense of approximately $2.5 million and increased charitable donations to the Masimo Foundation for Ethics, Innovation and Competition in Healthcare of approximately $2.7 million. Approximately $8.8 million and $9.4 million of share-based compensation expense was included in selling, general and administrative expenses for the years ended January 3, 2015 and December 28, 2013, respectively. Also included in total selling, general and administrative expenses are $2.8 million and $2.5 million of direct expenses incurred by Cercacor for the years ended January 3, 2015 and December 28, 2013, respectively.
Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for fiscal years 2014 and 2013 were as follows (dollars in thousands):

Research and Development
Year ended January 3, 2015	Percentage of Net Revenues	Year ended December 28, 2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$56,581	9.6%	$55,631	10.2%	$950	1.7%
Research and development expenses increased $1.0 million, or 1.7%, to $56.6 million for the year ended January 3, 2015 from $55.6 million for the year ended December 28, 2013. This increase was primarily due to higher headcount related costs of approximately $1.8 million, of which approximately $0.6 million resulted from the extra week in the current fiscal year (which consisted of 53 weeks versus 52 weeks in the prior fiscal year), which was partially offset by lower engineering project-related expenses. Included in research and development expenses was approximately $1.8 million and $1.9 million of share-based compensation expense for the years ended January 3, 2015 and December 28, 2013, respectively. Also included in total research and development expenses were $3.1 million and $3.9 million of engineering expenses incurred by Cercacor for the year ended January 3, 2015 and December 28, 2013, respectively.
Litigation Award and Defense Costs. Litigation award and defense costs for fiscal years 2014 and 2013 were as follows (dollars in thousands):

Litigation Award and Defense Costs
Year ended January 3, 2015	Percentage of Net Revenues	Year ended December 28, 2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(10,331)	(1.8)%	$8,010	1.5%	$(18,341)	(229.0)%
Two of our former physician office sales representatives filed employment-related claims against us in 2011 regarding our noninvasive hemoglobin monitoring products. In January 2014, an arbitrator awarded the plaintiffs approximately $5.4 million in damages. As a result of this award, we recorded a charge of $8.0 million in the fiscal quarter ended December 28, 2013, which included $5.4 million in damages and $2.6 million in defense-related costs. We challenged the award in the U.S. District Court for the Central District of California, and in April 2014, the District Court vacated the award. Accordingly, we reversed the previous $8.0 million charge in the fiscal quarter ended March 29, 2014.
In July 2014, an arbitration panel issued a final award of $4.0 million to Cercacor, our VIE, in connection with the breach by a third party of a supply agreement, payment for which was received by Cercacor in August 2014. Cercacor recorded this award in the quarter ended September 27, 2014 as a reduction to operating expenses, net of approximately $1.6 million in related legal costs. The net recovery of $2.4 million was entirely attributable to noncontrolling interests, and therefore, is not included in “net income attributable to Masimo Corporation stockholders” within our results of operations.
Non-operating Expense. Non-operating expense consists primarily of interest income, interest expense and foreign exchange losses. Non-operating expense for fiscal years 2014 and 2013 were as follows (dollars in thousands):

Non-operating expense
Year ended January 3, 2015	Percentage of Net Revenues	Year ended December 28, 2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$1,472	0.3%	$3,991	0.7%	$(2,519)	(63.1)%
Non-operating expense was $1.5 million for the year ended January 3, 2015, as compared to $4.0 million for the year ended December 28, 2013. This net change of $2.5 million was primarily due to the recognition of $1.0 million of net realized and unrealized losses on foreign currency denominated transactions during the year ended January 3, 2015, as compared to $4.0 million during the year ended December 28, 2013. The net realized and unrealized losses recognized during the year ended January 3, 2015 resulted primarily from the strengthening of the U.S. Dollar against the Japanese Yen and the Euro, partially offset by the strengthening of the U.S. Dollar against the Swedish Krona. The net realized and unrealized losses recognized during the year ended December 28, 2013 resulted primarily from the strengthening of the U.S. Dollar against the Japanese Yen, partially offset by the weakening of the U.S. Dollar against the Euro. We also incurred higher interest expense of approximately $0.6 million during the year ended January 3, 2015 related to borrowings under our revolving credit agreement.
Provision for Income Taxes. Our provision for income taxes for fiscal years 2014 and 2013 were as follows (dollars in thousands):

Provision for Income Taxes
Year ended January 3, 2015	Percentage of Net Revenues	Year ended December 28, 2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$27,678	4.7%	$20,005	3.7%	$7,673	38.4%
Our provision for income taxes was $27.7 million for the year ended January 3, 2015 compared to $20.0 million for the year ended December 28, 2013. Our effective tax rate was 27.1% for the year ended January 3, 2015 compared to 26.4% for the year ended December 28, 2013. This increase in our effective tax rate during the year ended January 3, 2015 was primarily due to the realization of a one-time tax rate benefit of 1.4% during the year ended December 28, 2013 related to the American Taxpayer Relief Act of 2012 (Tax Act), which retroactively reinstated the federal research tax credit back to fiscal year 2012. Also contributing to the increased tax rate during the year ended January 3, 2015 was an unfavorable shift in the geographic composition of our pre-tax earnings between higher tax and lower tax jurisdictions during the year ended January 3, 2015. Partially offsetting these increases was the non-recurrence of a $2.0 million tax charge recorded during the year ended December 28, 2013 related to the establishment of a valuation allowance against the net deferred tax assets of Cercacor. This $2.0 million charge was entirely attributable to noncontrolling interests, and therefore, is not included in “Net income attributable to Masimo Corporation stockholders” within our results of operations.
We have made no provision for U.S. income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries as these amounts are intended to be indefinitely reinvested in operations outside the U.S. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to research and development tax credits and a portion of our earnings being generated from countries other than the U.S., where such earnings are generally subject to lower tax rates than the U.S. While we expect our effective tax rate will continue to be lower than the U.S. federal statutory rate, our actual future effective income tax rate will depend on various factors, including changes in tax laws, changes in deferred tax asset valuation allowances, the recognition and derecognition of tax benefits associated with uncertain tax positions and the geographic composition of our pre-tax income. In addition, we believe that the expiration of the federal research and development tax credit as of December 31, 2014 will have a negative impact on our effective tax rate in the future.

Comparison of the Year ended December 28, 2013 to the Year ended December 29, 2012
Revenue. Total revenue increased $54.0 million, or 11.0% to $547.2 million for the year ended December 28, 2013, from $493.2 million for the year ended December 29, 2012. The following chart details the our total product revenues by the geographic area to which the products were shipped for fiscal years 2013 and 2012 (dollars in thousands):

	Year ended December 28, 2013		Year ended December 29, 2012		Increase/ (Decrease)	Percentage Change
North and South America	$378,894	73.2%	$341,672	73.5%	$37,222	10.9%
Europe, Middle East and Africa	83,338	16.1	68,010	14.6	15,328	22.5
Asia and Australia	55,197	10.7	55,246	11.9	(49)	(0.1)
Total Product Revenue	$517,429	100.0%	$464,928	100.0%	$52,501	11.3%
Royalty	29,816		28,305		1,511
Total Revenue	$547,245		$493,233		$54,012
Product revenues increased $52.5 million, or 11.3%, to $517.4 million in the year ended December 28, 2013 from $464.9 million in the year ended December 29, 2012. This increase was primarily due to higher consumable sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 1,205,000 units at December 28, 2013, up from 1,088,000 units at December 29, 2012. Contributing to the increase in our product revenue was our rainbow® technology product revenues, which increased $8.5 million, or 21.3%, to $48.8 million in the year ended December 28, 2013 from $40.3 million in the year ended December 29, 2012. Product revenue related to our acquisition of the Phasein and Masimo Semiconductor businesses approximated $12.8 million and $3.8 million, respectively for the year ended December 28, 2013, compared to $4.4 million and $3.1 million, respectively, for the year ended December 29, 2012. Our royalty revenue increased $1.5 million to $29.8 million in the year ended December 28, 2013, from $28.3 million in the year ended December 29, 2012.
Total product revenues by sales channel for the fiscal year 2013 and 2012 were as follows (dollars in thousands):

	Year ended December 28, 2013		Year ended December 29, 2012		Increase/ (Decrease)	Percentage Change
Direct/Distribution	$438,819	84.8%	$396,218	85.2%	$42,601	10.8%
OEM	78,610	15.2	68,710	14.8	9,900	14.4
Total Product Revenue	$517,429	100.0%	$464,928	100.0%	$52,501	11.3%
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
Gross Profit. Our gross profit for fiscal years 2013 and 2012 was as follows (dollars in thousands):

	Gross Profit
	Year ended December 28, 2013	Percentage of Net Revenues	Year ended December 29, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Product Gross Profit	$329,011	63.6%	$297,946	64.1%	$31,065	10.4%
Royalty Gross Profit	29,816	100.0	28,305	100.0	1,511	5.3
Total Gross Profit	$358,827	65.6%	$326,251	66.1%	$32,576	10.0%
Our cost of goods sold increased $21.4 million to $188.4 million in the year ended December 28, 2013 from $167.0 million in the year ended December 29, 2012. Our total gross margin decreased to 65.6% for the year ended December 28, 2013 from 66.1% for the year ended December 29, 2012. Excluding royalties, product gross margin declined to 63.6% for the year ended December 28, 2013 from 64.1% for the year ended December 29, 2012. This slight decline in product gross margin was primarily due to incremental inventory and asset valuation provisions associated with product and sourcing transitions as well as the negative impact of foreign exchange rates, which were partially offset by other manufacturing cost reductions. We incurred $5.4 million and $5.0 million in Cercacor royalty expenses for the years ended December 28, 2013 and December 29, 2012, respectively, which have been eliminated in our consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 62.6% and 63.0% for the year ended December 28, 2013 and December 29, 2012, respectively.

Selling, General and Administrative. Selling, general and administrative expenses for fiscal years 2013 and 2012 were as follows (dollars in thousands):

Selling, General and Administrative
Year ended December 28, 2013	Percentage of Net Revenues	Year ended December 29, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$215,469	39.4%	$193,948	39.3%	$21,521	11.1%
Selling, general and administrative expenses increased $21.5 million, or 11.1%, to $215.5 million for the year ended December 28, 2013 from $193.9 million for the year ended December 29, 2012. Excluding the new medical device excise tax of $6.3 million, selling, general and administrative expenses increased $15.2 million, or 7.9%, to $209.1 million for the year ended December 28, 2013 from $193.9 million for the year ended December 29, 2012. This increase was primarily due to $8.4 million of additional payroll and related costs associated with higher staffing, a significant portion of which related to the establishment of our new worldwide blood management sales team and approximately $6.0 million in higher legal expenses. Included in total selling, general and administrative expenses is $2.5 million of direct expenses incurred by Cercacor for each of the years ended December 28, 2013 and December 29, 2012.
Research and Development. Research and development expenses for fiscal years 2013 and 2012 were as follows (dollars in thousands):

Research and Development
Year ended December 28, 2013	Percentage of Net Revenues	Year ended December 29, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$55,631	10.2%	$47,077	9.5%	$8,554	18.2%
Research and development expenses increased $8.5 million, or 18.2%, to $55.6 million for the year ended December 28, 2013 from $47.1 million for the year ended December 29, 2012. This increase was primarily due to increased payroll and payroll related costs of $4.1 million associated with increased research and development staffing levels due to investment in research and development efforts. In addition, new project costs and engineering supplies increased $1.2 million as a result of new product development projects and additional clinical trial costs. Included in total research and development expenses are $3.9 million and $3.7 million of engineering expenses incurred by Cercacor for the year ended December 28, 2013 and December 29, 2012, respectively.
Litigation Award and Defense Costs. Litigation award and defense costs for fiscal years 2013 and 2012 were as follows (dollars in thousands):

Litigation Award and Defense Costs
Year ended December 28, 2013	Percentage of Net Revenues	Year ended December 29, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$8,010	1.5%	$—	—%	$8,010	100%
For the year ended December 28, 2013, we recorded a charge of $5.4 million due to damages awarded by an arbitrator on an employment claim filed by certain of our former physician office sales representatives. In addition, we recorded a charge of $2.6 million for defense costs that, as a result of the arbitrator decision, were no longer deemed to be reimbursable by our insurance carrier. We challenged the award in the U.S. District Court for the Central District of California, and in April 2014, the District Court vacated the award. Accordingly, we reversed the previous $8.0 million charge in our fiscal quarter ended March 29, 2014. We did not record any similar charges in the year ended December 29, 2012.
Non-operating Expense. Non-operating expense consists primarily of interest income, interest expense and foreign exchange losses. Non-operating expense for fiscal years 2013 and 2012 were as follows (dollars in thousands):

Non-operating expense
Year ended December 28, 2013	Percentage of Net Revenues	Year ended December 29, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$3,991	0.7%	$1,405	0.3%	$2,586	184.1%
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
Provision for Income Taxes. Our provision for income taxes for fiscal years 2013 and 2012 were as follows (dollars in thousands):

Provision for Income Taxes
Year ended December 28, 2013	Percentage of Net Revenues	Year ended December 29, 2012	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$20,005	3.7%	$21,883	4.4%	$(1,878)	(8.6)%
Our provision for income taxes was $20.0 million for the year ended December 28, 2013 compared to $21.9 million for the year ended December 29, 2012. Our effective tax rate increased slightly to 26.4% for the year ended December 28, 2013, compared to 26.1% for the year ended December 29, 2012. This increase in the effective tax rate was due primarily to a $2.0 million tax charge related to the establishment of a valuation allowance against the net deferred tax assets of Cercacor, which was partially offset by the retroactive reinstatement of the federal research tax credit pursuant to the Tax Act. The Tax Act extended the research tax credit retroactively to 2012 and prospectively through the end of 2013. The effects of the change in the tax law were recognized in the first quarter of fiscal 2013, which is the quarter when the law was enacted, and resulted in a tax rate benefit of approximately 1.4% for the year ended December 28, 2013. The $2.0 million charge for Cercacor’s valuation allowance was entirely attributable to noncontrolling interests, and therefore, was excluded from “Net income attributable to Masimo Corporation stockholders” within our results of operations.
Our effective tax rate was lower than the U.S. federal statutory rate primarily due to research and development tax credits and a portion of our earnings being generated from countries other than the U.S., where such earnings are generally subject to lower tax rates than the U.S. For fiscal years 2013 and 2012, we made no provision for U.S. income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries as these amounts are intended to be indefinitely reinvested in operations outside the U.S.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, funds expected to be generated from operations, and funds available under our revolving credit agreement. As of January 3, 2015, we had approximately $191.2 million in working capital, including approximately $134.5 million in cash and cash equivalents which consisted of approximately $40.5 million of bank time deposits, $1.1 million of money market accounts with major financial institutions and $92.9 million in checking accounts. This compares to approximately $168.0 million in working capital, including approximately $95.5 million in cash and cash equivalents, which consisted of $26.0 million of U.S. Treasury Bills, $1.8 million of money market accounts with major financial institutions and $67.7 million in checking accounts as of December 28, 2013. We carry cash equivalents at cost that approximates fair value. We currently do not maintain an investment portfolio but have the ability to invest in various security holdings, types and maturities that meet credit quality standards in accordance with our investment guidelines.
As of January 3, 2015, we had cash totaling $72.1 million held outside of the U.S., of which approximately $20.6 million was accessible without additional tax cost and approximately $51.5 million was accessible at an incremental estimated tax cost of approximately $15.6 million. In managing our day-to-day liquidity and capital structure, we do not rely on foreign earnings as a source of funds. We currently have sufficient funds on-hand and available under our line of credit to fund our domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
On September 29, 2014, we executed Amendment No. 1 to Credit Agreement (Amendment 1) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender (JPMorgan), and Bank of America, N.A., as a Lender (BofA). Amendment 1 modified our existing credit agreement that was established on April 23, 2014 with JPMorgan (the Credit Agreement and, collectively with Amendment 1, the Amended Credit Agreement). The Amended Credit Agreement increased our borrowing capacity by $125.0 million, bringing our total available borrowing capacity to $250.0 million, with an option, subject to certain conditions, to increase the aggregate borrowing capacity to $350.0 million in the future. All unpaid principal under the Amended Credit Agreement will become due and payable on September 29, 2019. As of January 3, 2015, we had $125.0 million outstanding under the Amended Credit Agreement and were in compliance with all applicable covenants under the Amended Credit Agreement. See Note 11 to our accompanying the consolidated financial statements for additional information.

During fiscal years 2014, 2013 and 2012,we received $30.0 million, $29.7 million and $28.3 million respectively, in cash from Covidien for royalties related to their U.S. sales pursuant to the terms of our amended settlement agreement. Based on the terms of such agreement, as of January 3, 2015, Covidien has the right to stop paying us royalties, subject to certain notice requirements. See “Covidien may seek to avoid paying any royalties to us, which would significantly reduce our royalty revenue and total revenues and adversely affect our business, financial condition and results of operations” under Part I, Item 1A - “Risk Factors”, in this Annual Report on Form 10-K.
Cash Flows

The following table summarizes our cash flows (in thousands):
	Year Ended
	January 3, 2015	December 28, 2013
Net cash provided by (used in):
Operating activities	$95,459	$54,587
Investing activities	(78,414)	(13,286)
Financing activities	26,246	(17,941)
Effect of foreign currency exchange rates on cash	(4,304)	552
Increase in cash and cash equivalents	$38,987	$23,912
Operating Activities. Cash provided by operating activities for the year ended January 3, 2015 was $95.5 million and was driven primarily by net income including noncontrolling interests of $74.4 million; non-cash adjustments for depreciation and amortization and share-based compensation and of $12.8 million, and $11.0 million, respectively. In addition, accrued compensation and accrued liabilities increased by $4.9 million and $1.8 million, respectively, due to an extra week of accrued payroll and higher incentive compensation accruals; accounts receivable decreased by $4.9 million due to timing of collections, and income taxes payable increased by $3.9 million due to the timing of payments. These sources of cash were partially offset by other changes in operating assets and liabilities related to increases in inventories, deferred cost of goods sold and other assets of $13.4 million, $5.9 million and $2.6 million respectively, all generally due to the growth of our business.
Cash provided by operating activities for the year ended December 28, 2013 was $54.6 million and was driven primarily by net income including noncontrolling interests of $55.7 million; non-cash adjustments for share-based compensation and depreciation and amortization of $11.7 million, and $11.4 million, respectively; and changes in operating assets and liabilities related to an increase in accrued liabilities of $6.4 million, primarily due to the accrual of the litigation award and related defense costs, and an increase in accrued compensation of $4.6 million primarily due to higher staffing levels. These sources of cash were partially offset by other changes in operating assets and liabilities related to an increase in accounts receivable of $9.6 million, deferred cost of goods sold of $9.6 million and inventories of $9.5 million, all generally due to the growth of our business, as well as an increase in the non-cash benefit from deferred income taxes of $8.6 million due to timing differences of taxable income.
Investing Activities. Cash used in investing activities for the fiscal year ended January 3, 2015 was $78.4 million, consisting primarily of $75.1 million for purchases of property and equipment, including $63.8 million related to the purchase of and improvements to our new corporate headquarters, and $3.4 million of intangible assets related to capitalized patent and trademark costs. Cash used in investing activities for the fiscal year ended December 28, 2013 was $13.3 million, consisting of $9.4 million for purchases of property and equipment to support our manufacturing operations and $3.9 million for the increase in intangible assets related to capitalized patent and trademark costs.
Financing Activities. Cash provided by financing activities for fiscal year ended January 3, 2015 was $26.2 million, resulting primarily from borrowings under our Amended Credit Agreement totaling $125.0 million which were offset by common stock repurchase transactions totaling $102.5 million. Cash used in financing activities for the fiscal year ended December 28, 2013 was $17.9 million, primarily due to repurchases of common stock totaling $19.8 million.
Capital Resources and Prospective Capital Requirements
As of January 3, 2015, we had an outstanding balance of $125.0 million under our Amended Credit Agreement and had additional available capacity of $125.0 million. We also had an outstanding balance of $0.2 million resulting from capital leases related to office and computer equipment. We had no other debt obligations and were in compliance with all bank covenants as of January 3, 2015.

In February 2013, our Board authorized the repurchase of up to 6.0 million shares of common stock under a new repurchase program that is expected to continue for a period of up to 36 months from the effective date of the program unless it is terminated earlier by our Board. In October 2014, our Board increased the number of shares of our common stock authorized for repurchase by 3.0 million shares, bringing the total number of shares of our common stock authorized for repurchase under such program to 9.0 million. The total remaining shares authorized for repurchase under the stock repurchase program approximated 3.5 million shares as of January 3, 2015.
We expect to fund our future operating, investing and financing activities through our available cash, future cash from operations, funds available under our revolving credit agreement and other potential sources of capital. In addition to funding our working capital requirements, we anticipate our primary use of cash to be the equipment that we provide to hospitals under our long-term sensor purchase agreements. In addition, we anticipate additional capital purchases related to renovating our new corporate headquarters of approximately $30.0 million during fiscal year 2015, as well as other areas of necessary infrastructure growth. We also anticipate that we will continue to repurchase stock under our authorized stock repurchase program subject to the availability of our stock, general market conditions, the trading price of our stock, available capital, alternative uses for capital and our financial performance. Possible additional uses of cash may include the acquisition of technologies or technology companies. The amount and timing of our actual investing activities will vary significantly depending on numerous factors, including the timing and amount of costs related to the renovation of our new corporate headquarters facility and other capital expenditures, costs of product development efforts, our timetable for international sales operations and manufacturing expansion, stock repurchase activity and costs related to our domestic and international regulatory requirements. Despite these investment requirements, we anticipate that our existing cash and cash equivalents and amounts available under the Amended Credit Agreement will be sufficient to meet our working capital requirements, capital expenditures and other operational funding needs for at least the next 12 months.
Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Contractual Obligations and Commercial Commitments
The following table summarizes our outstanding contractual obligations and commercial commitments as of January 3, 2015 and the effect those obligations are expected to have on our cash liquidity and cash flow in future periods (in thousands).The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. As a result, the actual cash outflows in future periods will vary, possibly materially, from those reflected in this table.

	Payments Due By Period
	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years	Total
Operating Leases(1)	$4,990	$6,584	$3,800	$1,033	$16,407
Capital Leases (including interest)(2)	87	155	—	—	242
Line of credit	—	—	125,000	—	125,000
Purchase Commitments(3)	67,085	—	—	—	67,085
Total Contractual Obligations	$72,162	$6,739	$128,800	$1,033	$208,734
 _______________

(1)	Facility, equipment and automobile leases.

(2)	Leased office equipment.

(3)	Certain inventory items under non-cancellable purchase orders.
Other obligations: As of January 3, 2015, our estimated liabilities related to uncertain tax positions, including interest, were $8.0 million. Due to the high degree of uncertainty regarding the timing of potential cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amounts and periods in which these liabilities might be made.

In addition to these contractual obligations, we had the following annual minimum royalty commitments to Cercacor, as of January 3, 2015 (in thousands):

	Payments Due By Period
	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years
Minimum royalty commitment to Cercacor	$5,000	$10,000	$10,000	(1)
 ______________

(1)	Subsequent to 2019, the royalty arrangement requires a $5.0 million minimum annual royalty payment unless the agreement is amended, restated or terminated.
Cercacor is consolidated within our financial statements for all periods presented. Accordingly, all intercompany royalties, option and license fees and other charges between us and Cercacor have been eliminated in the consolidation. For additional discussion of Cercacor, see Note 3 to our accompanying consolidated financial statements.
Critical Accounting Estimates
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses for each reporting period. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, and form the basis for making management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Although we regularly evaluate these estimates and assumptions, changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material. We believe that the critical accounting policies that are the most significant for purposes of fully understanding and evaluating our reported financial results include the following:
Revenue Recognition and Deferred Revenue
We follow the current authoritative guidance for revenue recognition. Based on these requirements, we generally recognize revenue from the sale products or services when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. In the case of the license or sale of software that does not function together with hardware components to provide the essential functionality of the hardware, revenue is recognized pursuant to the software revenue recognition guidance.
We enter into agreements to sell our noninvasive monitoring solutions and services, sometimes as part of multiple deliverable arrangements that include various combinations of products, software and services. While the majority of our sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation and analysis may be required to determine the appropriate accounting, including: (i) how the arrangement consideration should be allocated among the deliverables when multiple deliverables exist, (ii) when to recognize revenue on the deliverables, and (iii) whether undelivered elements are essential to the functionality of the delivered elements. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.
In the case of multiple deliverable arrangements, the authoritative guidance provides a hierarchy to determine the selling price to be used for allocating revenue to each deliverable as follows: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP). VSOE of fair value is defined as the price charged when the same element is sold separately. VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. TPE generally does not exist for the majority of our products. The objective of ESP is to determine the price at which we would transact a sale if the product was sold on a stand-alone basis. In the absence of VSOE and TPE, we determine ESP for our products by considering multiple factors including, but not limited to, features and functionality of the product, geographies, type of customer, contractual prices pursuant to Group Purchasing Organization (GPO), contracts, our pricing and discount practices and market conditions.

A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. Most of our products in a multiple deliverable arrangement qualify as separate units of accounting. In the case of our monitoring equipment containing embedded Masimo SET® or rainbow® SET software, we determined that the hardware and software components function together to deliver the equipment’s essential functionality and, therefore, represent a single deliverable. However, software deliverables, such as rainbow® parameter software, which do not function together with hardware components to provide the equipment’s essential functionality, are accounted for under software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the revenue recognition accounting guidance for arrangements with multiple deliverables.
Our sales under long-term sensor purchase contracts are generally structured such that we agree to provide at no up-front charge certain monitoring equipment, software, installation, training and/or warranty support in exchange for the hospital’s agreement to purchase sensors over the term of the agreement, which generally ranges from three to six years. The sensors are essential to the functionality of the monitoring equipment and, therefore, represent a substantive performance obligation. We do not recognize any revenue when the monitoring and related equipment and software are delivered to the hospitals. We recognize revenue for these delivered elements, on a pro-rata basis when installation and training are complete, as the sensors are delivered under the long-term purchase commitment. The cost of the monitoring equipment initially placed at the hospitals is deferred and amortized to cost of goods sold over the life of the underlying long-term sensor purchase contract.
Many of our distributors purchase sensor products that they then resell to hospitals that are typically fulfilling their purchase obligations to us under the end-user hospitals’ long-term sensor purchase commitments. Upon shipment to these distributors, revenue is deferred until the distributor ships the product to our end-user customers based on an estimate of the inventory held by these distributors at the end of the accounting period.
We also earn revenue from the sale of integrated circuit boards and other products, as well as from rainbow® parameter software licenses, to original equipment manufacturers (OEMs) under various agreements. Revenue from the sale of products to the OEMs is generally recognized at the time of shipment. Revenue related to software licenses to OEMs is generally recognized upon shipment of the OEM’s product to its customers.
We provide certain customers with the ability to purchase sensors under rebate programs. Under these programs, the customer may earn rebates based on their purchasing activity. We estimate and provide allowances for these programs at the time of sale as a reduction to revenue.
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
We develop our inventory reserve based on an evaluation of the expected future use of our inventory on an item by item basis. We apply historical obsolescence rates to estimate the loss on inventory expected to have a recovery value below cost. Our historical obsolescence rates are developed from our company specific experience for major categories of inventory, which are then applied to excess inventory on an item by item basis. We also develop other specific inventory reserves when we become aware of other unique events that result in a known recovery value below cost. For inventory items that have been written down, either due to the inventory reserve analysis or due to a specific event, the reduced value becomes the new cost basis. Our inventory reserve was $9.6 million and $10.0 million at January 3, 2015 and December 28, 2013, respectively. If our estimates for potential inventory losses prove to be too low, then our future earnings will be affected when the related additional inventory losses are recorded.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is used to state trade receivables at a net estimated realizable value. We rely on prior experience to estimate the amount that we expect to collect on the gross receivables outstanding, which cannot be known with exact certainty as of the time of issuance of this report. We maintain a specific allowance for customer accounts that we know may not be collectible due to customer liquidity issues. We also maintain a general allowance for future collection losses that arise from customer accounts that do not indicate an inability, but may be unable, to pay. Although such losses have historically been within our expectations and the allowances we have established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past, especially given the recent deterioration of the credit markets of the worldwide economy. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our receivable collections and additional allowances may be required. Our accounts receivable balance was $71.0 million and $76.8 million, net of allowances for doubtful accounts of $1.9 million and $1.8 million, at January 3, 2015 and December 28, 2013, respectively.
Share-Based Compensation
For stock options granted on or after January 1, 2006, we account for share-based compensation using the prospective method, which requires us to expense the estimated fair value of employee stock options and similar awards based on the fair value of the award on the date of grant. To calculate the fair value of stock options, we use the Black-Scholes option pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them, the estimated volatility of our stock price over the expected term and the number of options that will ultimately be forfeited prior to meeting their vesting requirements. Pursuant to the prospective transition method, stock options granted prior to January 1, 2006 continue to be accounted for under the prior existing guidance for stock issued to employees.
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
Share-based compensation expense was $11.0 million, $11.7 million and $14.1 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively. The fair market value of our stock may also increase the cost of future stock option grants. In general, to the extent that the fair market value of our stock increases, the overall cost of granting these options will also increase. For further details regarding our share-based compensation see Note 14 to our accompanying consolidated financial statements.
Intangible and Other Long-Lived Assets
Intangible assets from acquisitions or licensing agreements, as well as intangible assets related to the costs of registering and maintaining our patents and trademarks, are carried at cost less accumulated amortization and impairment charges, if any. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from one to twelve years. Acquired in-process research and development (IPR&D) is recorded at fair value as an indefinite-lived intangible asset at the acquisition date until the completion or abandonment of the associated research and development efforts or impairment. IPR&D projects relate to in-process projects that have not reached technological feasibility as of the acquisition date and have no alternative future use. Upon completion of development, acquired in-process research and development assets are transferred to finite-lived intangible assets and amortized over their useful lives.
We assess whether our intangible assets and other long-lived assets should be tested for recoverability whenever events or circumstances indicate that their carrying value may not be recoverable. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.
Goodwill
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is not amortized but instead, is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. Our annual impairment test is performed during the fourth fiscal quarter.
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
Accounting for Income Taxes
We account for income taxes using the asset and liability method, under which we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss and tax credit carryforwards. A tax position that meets a more-likely-than-not recognition threshold is recognized in the first reporting period that it becomes more-likely-than-not such tax position will be sustained upon examination. A tax position that meets this more-likely-than-not recognition threshold is recorded at the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Previously recognized income tax positions that fail to meet the recognition threshold in a subsequent period are derecognized in that period. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known. We record potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
As a multinational corporation, we are subject to complex tax laws and regulations in various jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional liabilities or potentially to reverse previously recorded tax liabilities.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded against any deferred tax assets when, in the judgment of management, it is more likely than not that all or part of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including recent financial performance, scheduled reversals of temporary differences, projected future taxable income, availability of taxable income in carryback periods and tax planning strategies.
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
Recent Accounting Pronouncements
For details regarding any recently adopted and recently issued accounting standards, see Note 2 in our accompanying consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks that may arise from adverse changes in market rates and prices, such as interest rates, foreign exchange fluctuations and inflation. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. We do not believe our cash equivalents are subject to significant interest rate risk due to their short terms to maturity. As of January 3, 2015, the carrying value of our cash equivalents approximated fair value. Our risk associated with fluctuation in interest expense is limited to our outstanding capital lease arrangements, which have fixed interest rates, and borrowings under our Amended Credit Line, which have variable interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Therefore, declines in interest rates over time will reduce our interest income and expense while increases in interest rates will increase our interest income and expense. We estimate that a hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase our interest expense by approximately $1.3 million based on our outstanding borrowings under our Amended Credit Line at January 3, 2015.
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
Our primary foreign currency exchange rate exposures are with the Euro, the Japanese Yen, the Swedish Krona, the Canadian Dollar, the British Pound, the Mexico Peso and the Australian Dollar against the U.S. Dollar. Foreign currency exchange rates have experienced significant movements recently, particularly during our most recent fiscal quarter, and such volatility is expected to continue in the future. Specifically, during the fiscal year ended January 3, 2015, we estimate that the strengthening of the U.S. Dollar, relative to the Euro, the Japanese Yen, the Swedish Krona, the Canadian Dollar, the British Pound and the Australian Dollar, negatively impacted our revenues by $4.3 million, of which approximately $3.4 million occurred in the fourth fiscal quarter. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. Therefore, the effect of a 10% change in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become even more significant.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated by the SEC under the Exchange Act. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 3, 2015.
Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 3, 2015. This report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of January 3, 2015, is included herein.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended January 3, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2015 (2015 Proxy Statement) under the headings “Compensation of Executive Officers-Summary Compensation Table”, “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Election of Directors-Information Regarding the Board of Directors and Corporate Governance” and “Information Regarding Executive Officers”.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information contained in the 2015 Proxy Statement under the heading “Compensation of Executive Officers”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information contained in the 2015 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information contained in the 2015 Proxy Statement under the headings “Transactions with Related Persons” and “Election of Directors-Information Regarding the Board of Directors and Corporate Governance”.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained in the 2015 Proxy Statement under the heading “Ratification of Selection of Independent Auditors-Principal Accountant Fees and Services”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The Consolidated Financial Statements of Masimo Corporation and Report of Grant Thornton LLP, Independent Registered Public Accounting Firm, are included in a separate section of this Annual Report on Form 10-K beginning on page F-1.
(a)(2) Financial Statement Schedules
The financial statement schedule is included in a separate section of this Annual Report on Form 10-K beginning on page F-1.
(a)(3) Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)

3.3(11)	Amended and Restated Bylaws (Exhibit 3.2)

4.1(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999 between the Registrant and certain of its stockholders (Exhibit 4.2)

4.3(2)	Rights Agreement, dated November 9, 2007, between the Registrant and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)

4.4(4)#	Masimo Retirement Savings Plan (Exhibit 4.7)

10.1(1)#	Form of Indemnity Agreement between the Registrant and its officers and directors (Exhibit 10.1)

10.2(5)#	Amended and Restated Employment Agreement, dated February 7, 2012, between Joe Kiani and the Registrant) (Exhibit 10.2)

10.3(1)#	Offer Letter, dated February 15, 1996, between Yongsam Lee and the Registrant (Exhibit 10.7)

10.4(6)#	Offer Letter, dated May 21, 2004, between Rick Fishel and the Registrant (Exhibit 10.13)

10.5(1)#	Offer Letter, dated June 9, 2006, between Mark P. de Raad and the Registrant (Exhibit 10.9)

10.6(1)#	Offer Letter, dated March 30, 2007, between Anand Sampath and the Registrant (Exhibit 10.8)

10.7(6)#	Offer Letter, dated July 23, 2008, between Jon Coleman and the Registrant (Exhibit 10.9)

10.8(9)#	Offer Letter, dated December 27, 2007 between Paul Jansen and the Registrant (Exhibit 10.8)

10.9(9)#	Offer Letter, dated March 31, 2010 between Tom McClenahan and the Registrant (Exhibit 10.8)

10.10(10)#	Executive Annual Cash Bonus Award Plan, effective January 1, 2007 (Exhibit 10.2)

10.11*#	Executive Restated Annual Cash Bonus Award Plan, effective March 13, 2014

10.12*#	Executive Multi-Year Cash Bonus Award Plan, effective March 13, 2014

10.13(8)#	CEO and Executive Officer Equity Award Compensation Policy, effective January 4, 2008 (Exhibit 10.53)

10.14(9)#	Amended and Restated 2007 Severance Protection Plan and Summary Plan Description, effective December 31, 2008 (Exhibit 10.13)

10.15(10)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between the Registrant and Mark P. de Raad (Exhibit 10.2)

Exhibit Number	Description of Document

10.16(10)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between the Registrant and Yongsam Lee (Exhibit 10.3)

10.17(6)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between the Registrant and Rick Fishel (Exhibit 10.57)

10.18(9)#	Amended and Restated 2007 Severance Protection Plan Agreement, dated November 12, 2013, by and between the Registrant and Jon Coleman (Exhibit 10.17)

10.19(9)#	Amended and Restated 2007 Severance Protection Plan Agreement, dated December 9, 2013, by and between the Registrant and Anand Sampath (Exhibit 10.18)

10.20(9)#	Amended and Restated 2007 Severance Protection Plan Agreement, dated November 12, 2013, by and between the Registrant and Paul Jansen (Exhibit 10.19)

10.21#*	Amended and Restated 2007 Severance Protection Plan Agreement, dated November 3, 2014, by and between the Registrant and Tom McClenahan

10.22(1)#
Third Amended and Restated 1996 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan of the Registrant, as amended, and forms of agreements related thereto (Exhibit 10.31)

10.23(1)#	2004 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan of the Registrant, as amended, and forms of agreements related thereto (Exhibit 10.32)

10.24(1)#	2007 Stock Incentive Plan of the Registrant, and forms of agreements related thereto (Exhibit 10.33)

10.25(1)+	Purchase Agreement, dated July 26, 2001, between Jabil Circuit, Inc. and the Registrant (Exhibit 10.15)

10.26(1)+	Shelter Labor Services Agreement, dated December 27, 2000, between Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant (Exhibit 10.11)

10.27(11)+
Lease Agreement effective as of September 1, 2007, by and among Industrias Asociadas Maquiladoras, S.A. de C.V., Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant, as guarantor (Exhibit 10.1)

10.28++
First Amendment, Lease Agreement effective as of December 17, 2013, by and among Industrias Asociadas Maquiladoras, S.A. de C.V., Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant, as guarantor

10.29(12)+	Lease Agreement, relating to the premises at 40 Parker, effective as of November 1, 2009, between the Registrant and Northwestern Mutual Life Insurance Company (Exhibit 10.1)

10.30*++	Amendment No. 3 to the November 1, 2009 Lease Agreement, relating to the premises at 40 Parker, between the Registrant and Northwestern Mutual Life Insurance Company

10.31(12)+	Amendment No. 1 to Lease Agreement, relating to the premises at 50 Parker, dated April 30, 2009, between the Registrant and Northwestern Mutual Life Insurance Company (Exhibit 10.3)

10.32*++	Amendment to August 1, 2009 Lease Agreement, related to the premises at 50 Parker, between the Registrant and Northwestern Mutual Life Insurance Company

10.33(12)+	Lease Agreement, relating to the premises at 60 Parker, effective as of August 1, 2009, between the Registrant and Northwestern Mutual Life Insurance Company (Exhibit 10.2)

10.34*++	Second Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC

10.35(1)
Settlement Agreement and Release of Claims, dated January 17, 2006, between Cercacor Laboratories, Inc., Nellcor Puritan Bennett, Inc., Mallinckrodt, Inc., Tyco Healthcare Group LP, Tyco International Ltd., Tyco International (US) Inc. and the Registrant (Exhibit 10.30)

10.36(13)
Second Amendment to the January 17, 2006 Settlement Agreement and Release of Claims, as amended pursuant to the January 24, 2006 Amendment to Settlement Agreement and Release of Claims, dated January 28, 2011, by and among Masimo Corporation, Masimo Laboratories, Inc., Nellcor Puritan Bennett LLC, Mallinckrodt Inc., Tyco Healthcare Group LP and Covidien Inc. (Exhibit 10.1)

10.37(1)+	Amended and Restated Cross-Licensing Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (Exhibit 10.34)

10.38(1)	Services Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (Exhibit 10.35)

10.39(14)	Agreement of Purchase and Sale and Escrow Instructions, dated as of November 1, 2013, by and between the Company and Nikken, Inc. (Exhibit 10.1)

10.40(14)	First Amendment to Purchase and Sale Agreement, made and entered into effective as of January 8, 2014, by and between the Company and Nikken, Inc. (Exhibit 10.2)

10.41(14)	Second Amendment to Purchase and Sale Agreement, made and entered into effective as of January 10, 2014, by and between the Company and Nikken, Inc. (Exhibit 10.3)

10.42(14)	Third Amendment to Purchase and Sale Agreement, made and entered into effective as of March 10, 2014, by and between the Company and Nikken, Inc. (Exhibit 10.4)

10.43(14)	Fourth Amendment to Purchase and Sale Agreement, made and entered into effective as of March 12, 2014, by and between the Company and Nikken, Inc. (Exhibit 10.5)

10.44(14)++	Credit Agreement dated as of April 23, 2014, among Masimo Corporation, the lenders party thereto and JPMorgan Chase Bank, National Association, as administrative agent (Exhibit 10.1)

10.45*++	Amendment No. 1 to Credit Agreement, dated as of September 29, 2014, among Masimo Corporation, and the Lenders party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent

12.1*	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Registrant’s subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 _____________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended January 3, 2015, December 28, 2013, and December 29, 2012, (iii) Consolidated Statements of Equity for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, (iv) Consolidated Statements of Cash Flows for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, and (v) Notes to Consolidated Financial Statements.
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

(14)
Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed on May 1, 2014. The number given in parenthesis indicates the corresponding exhibit number fin such Form 10-Q.

(15)
Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed on August 7, 2014. The number given in parenthesis indicates the corresponding exhibit number fin such Form 10-Q.

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

Date:	February 17, 2015	By:	/s/ JOE KIANI
Joe Kiani Chairman of the Board & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ JOE KIANI	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)	February 17, 2015
Joe Kiani

/s/ MARK P. DE. RAAD	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2015
Mark P. de Raad

/s/ STEVEN BARKER, M.D. PH.D.	Director	February 17, 2015
Steven Barker, M.D., Ph.D.

/s/ ROBERT COLEMAN, PH.D.	Director	February 17, 2015
Robert Coleman, Ph.D.

/s/ SANFORD FITCH	Director	February 17, 2015
Sanford Fitch

/s/ JACK LASERSOHN	Director	February 17, 2015
Jack Lasersohn

/s/ CRAIG REYNOLDS	Director	February 17, 2015
Craig Reynolds

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
MASIMO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Masimo Corporation
We have audited the accompanying consolidated balance sheets of Masimo Corporation (a Delaware Corporation) and subsidiaries (the “Company”) as of January 3, 2015 and December 28, 2013, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended January 3, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Masimo Corporation and subsidiaries as of January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2015 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Irvine, California
February 17, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Masimo Corporation
We have audited the internal control over financial reporting of Masimo Corporation (a Delaware Corporation) and subsidiaries (the “Company”) as of January 3, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 3, 2015 and our report dated February 17, 2015 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Irvine, California
February 17, 2015

MASIMO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	January 3, 2015	December 28, 2013
ASSETS
Current assets
Cash and cash equivalents	$134,453	$95,466
Accounts receivable, net of allowance for doubtful accounts of $1,890 and $1,833 at January 3, 2015 and December 28, 2013, respectively	71,017	76,759
Inventories	69,718	56,813
Prepaid income taxes	417	3,740
Other current assets	21,471	19,384
Deferred income taxes, current	18,065	19,636
Total current assets	315,141	271,798
Deferred cost of goods sold	67,485	61,714
Property and equipment, net	101,952	24,866
Intangible assets, net	27,771	28,104
Goodwill	20,979	22,793
Deferred income taxes, noncurrent	24,193	22,565
Other assets	7,485	6,822
Total assets	$565,006	$438,662
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$38,045	$28,004
Accrued compensation	33,600	29,486
Accrued liabilities	24,541	23,028
Income taxes payable	6,562	2,406
Deferred revenue	21,067	20,755
Current portion of capital lease obligations	79	111
Total current liabilities	123,894	103,790
Deferred revenue	453	566
Long term debt	125,145	225
Other liabilities	7,773	7,680
Total liabilities	257,265	112,261
Commitments and contingencies (Note 15)
Equity
Masimo Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at January 3, 2015 and December 28, 2013; 0 shares issued and outstanding at January 3, 2015 and December 28, 2013	—	—
Common stock, $0.001 par value, 100,000 shares authorized at January 3, 2015 and December 28, 2013; 52,594 and 56,623 shares outstanding at January 3, 2015 and December 28, 2013, respectively	52	57
Treasury stock, 8,611 and 4,156 shares at January 3, 2015 and December 28, 2013, respectively	(185,906)	(83,454)
Additional paid-in capital	288,686	273,129
Accumulated other comprehensive (loss) income	(2,093)	3,995
Retained earnings	205,260	132,742
Total Masimo Corporation stockholders’ equity	305,999	326,469
Noncontrolling interest	1,742	(68)
Total equity	307,741	326,401
Total liabilities and equity	$565,006	$438,662
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share information)

	Year ended January 3, 2015	Year ended December 28, 2013	Year ended December 29, 2012
Revenue:
Product	$556,764	$517,429	$464,928
Royalty	29,879	29,816	28,305
Total revenue	586,643	547,245	493,233
Cost of goods sold	195,864	188,418	166,982
Gross profit	390,779	358,827	326,251
Operating expenses:
Selling, general and administrative	241,016	215,469	193,948
Research and development	56,581	55,631	47,077
Litigation award and defense costs	(10,331)	8,010	—
Total operating expenses	287,266	279,110	241,025
Operating income	103,513	79,717	85,226
Non-operating expense	1,472	3,991	1,405
Income before provision for income taxes	102,041	75,726	83,821
Provision for income taxes	27,678	20,005	21,883
Net income including noncontrolling interest	74,363	55,721	61,938
Net income (loss) attributable to noncontrolling interest	1,845	(2,660)	(334)
Net income attributable to Masimo Corporation stockholders	72,518	58,381	62,272
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,088)	453	2,268
Comprehensive income attributable to Masimo Corporation stockholders	$66,430	$58,834	$64,540

Net income per share attributable to Masimo Corporation stockholders:
Basic	$1.33	$1.03	$1.08
Diluted	$1.30	$1.02	$1.07

Weighted-average shares used in per share calculations:
Basic	54,708	56,690	57,445
Diluted	55,571	57,480	58,374

Cash dividend declared per share	$—	$—	$1.00
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Masimo Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	58,247	$58	2,001	$(37,396)	$243,528	$1,274	$69,364	$2,838	$279,666
Stock options exercised	216	—	—	—	1,642	—	—	—	1,642
Income tax deficit from exercise of stock options	—	—	—	—	(410)	—	—	—	(410)
Compensation related to stock option grants to employees	—	—	—	—	14,022	—	—	75	14,097
Repurchases of common stock	(1,155)	(1)	1,155	(26,268)	1	—	—	—	(26,268)
Dividend declared	—	—	—	—	—	—	(57,275)	—	(57,275)
Issuance of shares in noncontrolling interest entity, net	—	—	—	—	—	—	—	10	10
Net income (loss)	—	—	—	—	—	—	62,272	(334)	61,938
Foreign currency translation adjustment	—	—	—	—	—	2,100	—	—	2,100
Income tax benefit on foreign currency translation	—	—	—	—	—	168	—	—	168
Balance at December 29, 2012	57,308	57	3,156	(63,664)	258,783	3,542	74,361	2,589	275,668
Stock options exercised	315	1	—	—	3,289	—	—	—	3,290
Income tax deficit from exercise of stock options	—	—	—	—	(615)	—	—	—	(615)
Compensation related to stock option grants to employees	—	—	—	—	11,672	—	—	2	11,674
Repurchases of common stock	(1,000)	(1)	1,000	(19,790)	—	—	—	—	(19,791)
Issuance of shares in noncontrolling interest entity, net	—	—	—	—	—	—	—	1	1
Net income (loss)	—	—	—	—	—	—	58,381	(2,660)	55,721
Foreign currency translation adjustment	—	—	—	—	—	453	—	—	453
Balance at December 28, 2013	56,623	57	4,156	(83,454)	273,129	3,995	132,742	(68)	326,401
Stock options exercised	426	—	—	—	4,683	—	—	—	4,683
Income tax deficit from exercise of stock options	—	—	—	—	(132)	—	—	—	(132)
Compensation related to stock option grants to employees	—	—	—	—	11,002	—	—	3	11,005
Repurchases of common stock	(4,455)	(5)	4,455	(102,452)	4	—	—	—	(102,453)
Purchase of treasury shares by noncontrolling interest entity, net	—	—	—	—	—	—	—	(38)	(38)
Net income	—	—	—	—	—	—	72,518	1,845	74,363
Foreign currency translation adjustment	—	—	—	—	—	(6,088)	—	—	(6,088)
Income tax benefit on foreign currency translation	—	—	—	—	—	—	—	—	—
Balance at January 3, 2015	52,594	$52	8,611	$(185,906)	$288,686	$(2,093)	$205,260	$1,742	$307,741
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended January 3, 2015	Year ended December 28, 2013	Year ended December 29, 2012
Cash flows from operating activities:
Net income including noncontrolling interest	$74,363	$55,721	$61,938
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	12,818	11,421	9,369
Share-based compensation	11,005	11,674	14,097
Loss on disposal of property and equipment	368	249	—
Provision for doubtful accounts	583	728	231
Benefit from deferred income taxes	(320)	(8,613)	(6,806)
Income tax benefit from exercise of stock options granted prior to January 1, 2006	264	693	338
Excess tax deficit from share-based compensation arrangements	396	1,308	748
Realized foreign exchange gain on forward contracts	—	—	(586)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	4,862	(9,576)	(10,130)
(Increase) decrease in inventories	(13,434)	(9,453)	539
Increase in deferred cost of goods sold	(5,888)	(9,594)	(409)
Decrease (increase) in prepaid income taxes	3,316	(1,660)	1,255
Increase in other assets	(2,619)	(756)	(2,035)
(Decrease) increase in accounts payable	(1,375)	1,238	(2,037)
Increase in accrued compensation	4,948	4,557	4,827
Increase in accrued liabilities	1,837	6,406	2,939
Increase (decrease) in income taxes payable	3,909	(381)	198
Increase in deferred revenue	199	1,467	2,850
Increase (decrease) in other liabilities	227	(842)	(2,203)
Net cash provided by operating activities	95,459	54,587	75,123
Cash flows from investing activities:
Purchases of property and equipment	(75,061)	(9,360)	(10,517)
Increase in intangible assets	(3,353)	(3,926)	(3,664)
Cash paid for acquisitions, net of cash acquired	—	—	(37,399)
Net cash used in investing activities	(78,414)	(13,286)	(51,580)
Cash flows from financing activities:
Borrowings under revolving line of credit	125,000	—	—
Debt issuance costs	(436)	—	—
Repayments on capital lease obligations	(111)	(132)	(26)
Proceeds from issuance of common stock	4,680	3,289	1,642
Excess tax deficit from share-based compensation arrangements	(396)	(1,308)	(748)
Dividends paid	—	—	(57,275)
Repurchases of common stock	(102,453)	(19,790)	(26,268)
Repurchases of equity by noncontrolling interest, net of equity issued	(38)	—	—
Net proceeds from settlement of forward contracts	—	—	586
Net cash provided by (used in) financing activities	26,246	(17,941)	(82,089)
Effect of foreign currency exchange rates on cash	(4,304)	552	218
Net increase (decrease) in cash and cash equivalents	38,987	23,912	(58,328)
Cash and cash equivalents at beginning of period	95,466	71,554	129,882
Cash and cash equivalents at end of period	$134,453	$95,466	$71,554
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Company
Masimo Corporation (the Company), is a global medical technology company that develops, manufactures and markets a variety of noninvasive monitoring technologies. The Company’s mission is to improve patient outcomes and reduce cost of care by taking noninvasive monitoring to new sites and applications. The Company’s patient monitoring solutions generally incorporate a monitor or circuit board and sensors, proprietary single-patient use, reusable and resposable sensors, software and/or cables. The Company primarily sells its products to hospitals, emergency medical service (EMS) providers, physician offices, veterinarians, long term care facilities and consumers, directly through distributors and through original equipment manufacturer (OEM) partners. The Company considers its pulse oximetry devices (monitor or circuit board), sensors, cables and software to be products as defined in its consolidated statements of comprehensive income.
The Company’s core business is Measure-Through-Motion and Low-Perfusion pulse oximetry, known as Masimo Signal Extraction Technology® (Masimo SET®), which addresses the primary limitations of conventional pulse oximetry. Over the years, the Company’s product offerings have expanded significantly to also include noninvasive blood constituent, brain and breath monitoring, such as rainbow® Pulse CO-Oximetry, brain function electroencephalogram (EEG) monitoring, respiration rate, capnography and anesthetic agent monitoring. The Company also developed the Root® patient monitoring and connectivity platform and the Masimo Patient SafetyNet™ remote patient surveillance monitoring system. These solutions and related products are based upon proprietary Masimo SET® and rainbow® algorithms. These software-based technologies are incorporated into a variety of product platforms depending on customers’ specifications. This technology is supported by a substantial intellectual property portfolio that the Company has built through internal development and, to a lesser extent, acquisitions and license agreements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and include the accounts of the Company, its wholly-owned subsidiaries and variable interest entities (VIEs) in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Periods
The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week fiscal year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 fiscal week quarters and one 14 fiscal week quarter. The Company’s year ended January 3, 2015 was a 53 week fiscal year while the years ended December 28, 2013 and December 29, 2012 were each 52 week fiscal years. All references to years in these notes to consolidated financial statements are fiscal years unless otherwise noted.
Use of Estimates
The Company prepares its financial statements in conformity with GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the determination of accounts receivable allowances, inventory reserves, warranty reserves, rebate accruals, valuation of the Company’s stock options, goodwill valuation, deferred taxes and any associated valuation allowances, distributor channel inventory, royalty revenues, deferred revenue, uncertain income tax positions, litigation costs and related accruals. Actual results could differ from such estimates.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

•
Level 2-Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3-Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this guidance as to specific assets or liabilities. There were no transfers between level 1, level 2 and level 3 inputs during the years ended January 3, 2015 or December 28, 2013. The Company carries cash and cash equivalents at cost which approximates fair value. As of January 3, 2015 and December 28, 2013, the Company did not have any short-term investments.
The following tables represent the Company’s fair value hierarchy for its financial assets (in thousands):

January 3, 2015	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents
Cash	$92,888	$—	$—	$92,888	$92,888
Level 1:
Bank Time Deposits	40,500	—	—	40,500	40,500
U.S. Treasuries	—	—	—	—	—
Money Market Funds	1,065	—	—	1,065	1,065
Subtotal	41,565	—	—	41,565	41,565
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
Total assets measured at fair value	$134,453	$—	$—	$134,453	$134,453

December 28, 2013	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents
Cash	$67,676	$—	$—	$67,676	$67,676
Level 1:
Bank Time Deposits	—	—	—	—	—
U.S. Treasuries	25,997	—	—	25,997	25,997
Money Market Funds	1,793	—	—	1,793	1,793
Subtotal	27,790	—	—	27,790	27,790
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
Total assets measured at fair value	$95,466	$—	$—	$95,466	$95,466
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments that are readily convertible into known amounts of cash to be cash equivalents. As of January 3, 2015, the Company’s cash balance was $92.9 million, comprised of primarily checking accounts. Additionally, the Company had cash equivalents of $41.6 million, which consisted of $40.5 million of bank time deposits and $1.1 million of money market funds. As of December 28, 2013, the Company’s cash balance was $67.7 million, comprised primarily of checking accounts.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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
Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives as follows:

Useful Lives
Building	39 years
Building improvements	7 years
Leasehold improvements	Lesser of useful life or term of lease
Machinery and equipment	5 years
Vehicles	5 years
Tooling	3 years
Computer equipment	2 to 6 years
Furniture and office equipment	2 to 6 years
Demonstration units	3 years
Land is not depreciated and construction in progress is not depreciated until placed in service. Normal repair and maintenance costs are expensed as incurred, whereas significant improvements that materially increase values or extend useful lives are capitalized and depreciated over the remaining estimated useful lives of the related assets. Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss on the sale or retirement is recognized in income.
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012, depreciation and amortization expense of property and equipment was $9.1 million, $8.3 million and $7.3 million, respectively.
Intangible Assets
Intangible assets consist primarily of patents, trademarks, software development costs, customer relationships and acquired technology. Costs related to patents and trademarks, which include legal and application fees, are capitalized and amortized over the estimated useful lives using the straight-line method. Patent and trademark amortization commences once final approval of the patent or trademark has been obtained. Patent costs are amortized over the lesser of 10 years or the patent’s remaining legal life, which assumes renewals, and trademark costs are amortized over 17 years, and their associated amortization cost is included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income. For intangibles purchased in an asset acquisition or business combination, which mainly include patents, trademarks, customer relationships and acquired technology, the useful life is determined in the same manner as noted above. For the years ended January 3, 2015, December 28, 2013 and December 29, 2012, amortization of intangible assets was $3.7 million, $3.1 million and $2.1 million respectively. As of January 3, 2015 and December 28, 2013, the total costs of patents not yet amortizing was $6.4 million and $6.7 million respectively. As of each of January 3, 2015 and December 28,

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

2013, the total costs of trademarks not yet amortizing was $0.8 million and $0.7 million, respectively. For the year ended January 3, 2015, total renewal costs capitalized for patents and trademarks were $0.6 million and $0.5 million, respectively. As of January 3, 2015, the weighted-average number of years until the next renewal is one year for patents and five years for trademarks.
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
In accordance with authoritative accounting guidance, costs related to the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. For the year ended January 3, 2015 the Company capitalized $0.5 million of software development costs. For the year ended December 28, 2013, the Company did not capitalize any software development costs. The capitalized costs are amortized over the estimated life of the products of seven years. The Company amortized $0.2 million for each of the years ended January 3, 2015, December 28, 2013 and December 29, 2012. The Company had unamortized software development costs of $0.6 million and $0.3 million at January 3, 2015 and December 28, 2013, respectively, which is included within intangible assets, net on the consolidated balance sheets.
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
No impairment of goodwill, intangible assets or other long-lived assets was recorded during the years ended January 3, 2015, December 28, 2013 or December 29, 2012.
Income Taxes
The Company accounts for income taxes using the asset and liability method, under which the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss and tax credit carryforwards. Tax positions that meet a more-likely-than-not recognition threshold are recognized in the first reporting period that it becomes more-likely-than-not such tax position will be sustained upon examination. A tax position that meets this more-

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

likely-than-not recognition threshold is recorded at the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Previously recognized income tax positions that fail to meet the recognition threshold in a subsequent period are derecognized in that period. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known. The Company records potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
As a multinational corporation, the Company is subject to complex tax laws and regulations in various jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from the Company’s estimates, which could result in the need to record additional liabilities or potentially to reverse previously recorded tax liabilities.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded against any deferred tax assets when, in the judgment of management, it is more likely than not that all or part of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including recent financial performance, scheduled reversals of temporary differences, projected future taxable income, availability of taxable income in carryback periods and tax planning strategies.
Revenue Recognition and Deferred Revenue
The Company follows the current authoritative guidance for revenue recognition. Based on these requirements, the Company recognizes revenue from the sale of products or services when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. In the case of the license or sale of software that does not function together with hardware components to provide the essential functionality of the hardware, revenue is recognized pursuant to the software revenue recognition guidance.
The Company derives the majority of its revenue from four primary sources: (i) direct sales under long-term sensor purchase agreements with end-user hospitals where Masimo provides up-front monitoring equipment at no up-front charge in exchange for a multi-year sensor purchase commitment, (ii) other direct sales of noninvasive monitoring solutions to end-user hospitals, emergency medical response organizations and other direct customers; (iii) sales of noninvasive monitoring solutions to distributors who then typically resell to end-user hospitals, emergency medical response organizations and other direct customers; (iv) sales of integrated circuit boards to OEM customers who incorporate Masimo’s embedded software technology into their multi-parameter monitoring devices.
The Company enters into agreements to sell its noninvasive monitoring solutions and services, sometimes as part of multiple deliverable arrangements that include various combinations of products and services. While the majority of the Company’s sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation and analysis is sometimes required to determine the appropriate accounting including: (i) how the arrangement consideration should be allocated among the deliverables when multiple deliverables exist, (ii) when to recognize revenue on the deliverables, and (iii) whether undelivered elements are essential to the functionality of the delivered elements. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.
In the case of multiple deliverable arrangements, the authoritative guidance provides a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP). VSOE of fair value is defined as the price charged when the same element is sold separately. VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. TPE generally does not exist for the majority of the Company’s products. The objective of ESP is to determine the price at which the Company would transact a sale if the product was sold on a stand-alone basis. In the absence of VSOE and TPE, the Company determines ESP for its products by considering multiple factors including, but not limited to, features and functionality of the product, geographies, type of customer, contractual prices pursuant to Group Purchasing Organization (GPO) contracts, the Company’s pricing and discount practices, and market conditions.
A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. Most of the Company’s products in a multiple deliverable arrangement qualify as separate units of accounting. In the case of the Company’s monitoring equipment containing embedded Masimo SET® or rainbow® SET

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

software, the Company has determined that the hardware and software components function together to deliver the equipment’s essential functionality and, therefore, represent a single deliverable. However, software deliverables, such as rainbow® parameter software, which do not function together with hardware components to provide the equipment’s essential functionality, are accounted for under software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the revenue recognition accounting guidance for arrangements with multiple deliverables.
Sales under long-term sensor purchase contracts are generally structured such that the Company agrees to provide at no up-front charge certain monitoring equipment, software, installation, training and/or warranty support in exchange for the hospital’s agreement to purchase sensors over the term of the agreement, which generally ranges from three to six years. The sensors are essential to the functionality of the monitoring equipment and, therefore, represent a substantive performance obligation. The Company does not recognize any revenue when the monitoring and related equipment and software are delivered to the hospitals. The Company recognizes revenue for these delivered elements, on a pro-rata basis when installation and training are complete, as the sensors are delivered under the long-term purchase commitment. The cost of the monitoring equipment initially placed at the hospitals is deferred and amortized to cost of goods sold over the life of the underlying long-term sensor purchase contract.
Many of the Company’s distributors purchase sensor products which they then resell to end-user hospitals that are typically fulfilling their purchase obligations to the Company under such end-user hospital’s long-term sensor purchase commitments. Upon shipment to the distributor, revenue is deferred until the distributor ships the product to the Company’s end-user customers based on an estimate of the inventory held by these distributors at the end of the accounting period.
The Company also earns revenue from the sale of integrated circuit boards and other products, as well as from rainbow® parameter software licenses, to OEMs under various agreements. Revenue from the sale of products to the OEMs is generally recognized at the time of shipment. Revenue related to software licenses to OEMs is generally recognized upon shipment of the OEM’s product to its customers, as represented to the Company by the OEM.
The Company also provides certain customers with the ability to purchase sensors under rebate programs. Under these programs, the customers may earn rebates based on their purchasing activity. The Company estimates and provides allowances for these programs at the time of sale as a reduction to revenue.
In general, customers do not have a right of return for credit or refund. However, the Company allows returns under certain circumstances. At the end of each period, the Company estimates and accrues for these returns as a reduction to revenue and accounts receivable. The Company estimates returns based on several factors, including contractual limitations and past returns history.
The majority of the Company’s royalty revenue arises from one agreement (Covidien) and is due and payable quarterly based on U.S. sales of Covidien’s infringing products. An estimate of these royalty revenues is recorded quarterly in the period earned based on the prior quarter’s historical results, adjusted for any new information or trends known to management at the time of estimation. This estimated revenue is adjusted prospectively when the Company receives the Covidien royalty report, approximately 60 days after the end of the previous quarter.
Taxes Collected From Customers and Remitted to Governmental Authorities
Pursuant to authoritative guidance, the Company’s policy is to present revenue net of taxes collected from customers and remitted to governmental authorities.
Share-Based Compensation
The Company expenses the estimated fair value of employee stock options and similar awards based on the fair value of the stock option on the date of grant, in accordance with the current authoritative accounting guidance. In calculating the fair value on the date of grant, the Company uses the Black-Scholes option pricing model which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them, the estimated volatility of the Company’s stock price over the expected term and the number of options that will ultimately be forfeited prior to meeting their vesting requirements. The cost is recognized over the period during which an employee is required to provide services in exchange for the stock option, which is usually the vesting period. The Company has elected to recognize share-based compensation expense on a straight-line basis over the requisite service period for the entire stock option.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Options granted prior to January 1, 2006 were accounted for using the intrinsic value method and using the minimum value method for its pro forma disclosures, unless such options were modified, repurchased or canceled. The cash flows related to the reduction of income taxes paid as a result of the deduction triggered by employee exercise of stock options granted or modified prior to January 1, 2006 continue to be presented within operating cash flows.
Shipping and Handling Costs and Revenue
All shipping and handling costs are expensed as incurred and are recorded as a component of cost of goods sold in the accompanying consolidated statements of comprehensive income. Charges for shipping and handling billed to customers are included as a component of product revenue in accordance with authoritative accounting guidance.
Product Warranty
The Company provides a warranty against defects in material and workmanship for a period ranging from six months to fifteen months, depending on the product type. In the case of long-term sales agreements, the Company typically warranties the products for the term of the agreement, which ranges from three to six years. In traditional sales activities, including direct and OEM sales, the Company establishes an accrual for the estimated costs of warranty at the time of revenue recognition. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of goods sold. Revenue related to any extended warranty is recognized over the life of the contract, while the product warranty costs related to the long-term sales agreements are expensed as incurred.
Changes in the product warranty accrual were as follows (in thousands):

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Warranty accrual, beginning of period	$1,161	$838	$623
Accrued warranties assumed with the acquisition of PHASEIN AB	—	—	170
Accrual for warranties issued	1,144	1,560	639
Changes in pre-existing warranties (including changes in estimates)	138	52	128
Settlements made	(1,027)	(1,289)	(722)
Warranty accrual, end of period	$1,416	$1,161	$838
Advertising Costs
Advertising costs are expensed as incurred. These costs are included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income. Advertising costs for the years ended January 3, 2015, December 28, 2013 and December 29, 2012 were $10.7 million, $9.6 million and $9.6 million, respectively.
Research and Development
Costs related to research and development activities are expensed as incurred. These costs include personnel costs, materials, depreciation and amortization on associated tangible and intangible assets and an allocation of facility costs, all of which are directly related to research and development activities.
Foreign Currency Translation
The Company’s international headquarters is in Switzerland, and its functional currency is the U.S. Dollar. The Company has several foreign sales support subsidiaries that maintain foreign offices, of which the largest are in Japan and Europe. The functional currencies of these subsidiaries are the Japanese Yen and Euro, respectively.
The Company transacts with foreign customers in currencies other than the U.S. Dollar and, in doing so, experiences realized and unrealized foreign currency gains or losses on its foreign denominated receivables. In addition, certain intercompany transactions give rise to realized and unrealized foreign currency gains or losses. Also, any other transactions between the Company or its subsidiaries and a third-party, denominated in a currency different from the functional currency, are foreign currency transactions. Realized and unrealized foreign currency gains or losses are included as a component of non-operating expense within the Company’s consolidated statements of comprehensive income as incurred and are converted to U.S. Dollars at average exchange rates for the respective period. These transaction losses were $1.0 million, $4.0 million and $1.6 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Assets and liabilities of foreign subsidiaries, whose functional currency is not the U.S. Dollar, are translated into U.S. Dollars at the rate of exchange at the balance sheet date. Statement of comprehensive income amounts are translated at the average monthly exchange rates for the respective periods. For these foreign subsidiaries whose functional currency is not the U.S. Dollar, translation gains and losses are included as a component of accumulated other comprehensive income (loss) within Masimo Corporation stockholders’ equity in the accompanying consolidated balance sheets.
Comprehensive Income
Authoritative accounting guidance establishes requirements for reporting and disclosure of comprehensive income and its components. Comprehensive income includes foreign currency translation adjustments and related tax benefits, which have been excluded from net income including noncontrolling interests and reflected in Masimo Corporation stockholders’ equity.
Net Income Per Share
Basic net income per share attributable to Masimo Corporation stockholders for the years ended January 3, 2015, December 28, 2013 and December 29, 2012 is computed by dividing net income attributable to Masimo Corporation stockholders by the weighted-average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation stockholders for the years ended January 3, 2015, December 28, 2013 and December 29, 2012 is computed by dividing the net income attributable to Masimo Corporation stockholders by the weighted-average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the years ended January 3, 2015, December 28, 2013 and December 29, 2012, weighted options to purchase 5.7 million, 7.2 million and 6.4 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the periods presented.
Based on authoritative accounting guidance, the Company reduced its net income including noncontrolling interests by the amount of net (income) loss attributable to noncontrolling interests for the years ended January 3, 2015, December 28, 2013 and December 29, 2012.
The computation of basic and diluted net income per share attributable to Masimo Corporation stockholders is as follows (in thousands, except per share data):

	Years ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net income attributable to stockholders of Masimo Corporation:
Net income including noncontrolling interest	$74,363	$55,721	$61,938
Net income (loss) attributable to the noncontrolling interest	1,845	(2,660)	(334)
Net income attributable to Masimo Corporation stockholders	$72,518	$58,381	$62,272
Basic net income per share attributable to Masimo Corporation stockholders:
Net income attributable to Masimo Corporation stockholders	$72,518	$58,381	$62,272
Weighted-average shares outstanding - basic	54,708	56,690	57,445
Basic net income per share attributable to Masimo Corporation stockholders	$1.33	$1.03	$1.08
Diluted net income per share attributable to Masimo Corporation stockholders:
Weighted-average shares outstanding	54,708	56,690	57,445
Diluted share equivalent: stock options	863	790	929
Weighted-average shares outstanding - diluted	55,571	57,480	58,374
Diluted net income per share attributable to Masimo Corporation stockholders	$1.30	$1.02	$1.07

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Supplemental Cash Flow Information

	Year ended January 3, 2015	Year ended December 28, 2013	Year ended December 29, 2012
Cash paid during the year for:
Interest (net of amounts capitalized)	$469	$28	$44
Income taxes	$19,863	$29,979	$28,691
Noncash investing and financing activities:
Assets acquired under capital leases	$—	$352	$21
Unpaid purchases of property, plant and equipment	$12,155	$507	$776
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customer (ASU 2014-09). The new standard provides a single, principles-based five-step model to be applied to all contracts with customers while enhancing disclosures about revenue, providing additional guidance for transactions that were not previously addressed comprehensively and improving guidance for multiple-element arrangements. ASU 2014-09 is effective for annual and interim fiscal reporting periods beginning after December 15, 2016. Early adoption of this update is not permitted. The Company is currently evaluating the expected impact of this standard on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, or ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update requires companies to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain conditions exist. The Company adopted this update in fiscal year 2013 and such adoption did not have a material impact on the consolidated financial statements.
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
3. Variable Interest Entity (VIE)
The Company follows authoritative guidance for the consolidation of its VIE, which requires an enterprise to determine whether its variable interest gives it a controlling financial interest in a VIE. Determination about whether an enterprise should consolidate a VIE is required to be evaluated continuously as changes to existing relationships or future transactions may result in consolidating or deconsolidating the VIE. Changes in the noncontrolling interest for the consolidated VIE for each period are presented in the accompanying consolidated statements of equity.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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
The Company exclusively licenses from Cercacor the right to make and distribute products in the professional medical caregiver markets, which the Company refers to as the Masimo Market, that utilize rainbow® technology for certain noninvasive measurements, including carbon monoxide, methemoglobin, fractional arterial oxygen saturation and hemoglobin. In December 2013, the Company elected to exercise its option to acquire the licensing rights to five additional parameters. The licensing cost for these additional parameters, which was predetermined in the Cross-Licensing Agreement, was $0.5 million per license. The Company also has the option to obtain exclusive licenses to make and distribute products that utilize rainbow® technology for the monitoring of other non-vital signs measurements, including blood glucose, in product markets where the product is intended to be used by a professional medical caregiver. To date, the Company has developed and commercially released devices that measure carbon monoxide, methemoglobin and hemoglobin using licensed rainbow® technology. The Company also markets certain other rainbow technologies, such as rainbow Acoustic Monitoring™, the rights to which are owned by the Company and for which no licensing fee is paid to Cercacor.
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
The current annual minimum aggregate royalty obligation under the license is $5.0 million. Actual aggregate royalty liabilities to Cercacor under the license were $5.5 million, $5.4 million and $5.0 million for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively. In connection with a change in control of the Company, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for licensed rainbow® measurements payable to Cercacor related to carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and blood glucose will increase to $15.0 million, plus up to $2.0 million for other rainbow® measurements.
In February 2009, in order to accelerate the product development of an improved hemoglobin spot-check measurement device, Pronto-7®, the Company’s board of directors agreed to fund additional engineering expenses of Cercacor. Specifically, these expenses included third-party engineering materials and supplies expense as well as 50% of Cercacor’s total engineering and engineering-related payroll expenses from April 2009 through June 2010, the original anticipated completion date of this product development effort. Since July 2010, Cercacor has continued to assist the Company with product development efforts and charged the Company accordingly. Beginning in 2012, the Company’s board of directors approved an increase in the percentage of Cercacor’s total engineering and engineering-related payroll expenses funded by the Company from 50% to 60%. During the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012, the expenses for these additional services, materials and supplies totaled $3.1 million, $4.1 million and $3.6 million respectively. This arrangement has been discontinued by mutual agreement effective as of January 4, 2015.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The Company has also entered into a Services Agreement with Cercacor effective January 1, 2007, which governs certain general and administrative services the Company provides to Cercacor. Pursuant to the Services Agreement, Cercacor paid the Company $0.2 million, for general and administrative services related to each of the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012.
Pursuant to authoritative accounting guidance, Cercacor is consolidated within the Company’s financial statements for all periods presented. The Company is required to consolidate Cercacor since the Company is currently deemed to be the primary beneficiary of Cercacor’s activities. This determination is based primarily on the facts that the Company is Cercacor’s sole customer and Cercacor is currently financially dependent on the Company for funding. Accordingly, all intercompany royalties, option and license fees and other charges between the Company and Cercacor, as well as all intercompany payables and receivables, have been eliminated in the consolidation. All direct engineering expenses that have been incurred by the Company and charged to Cercacor, or that have been incurred by Cercacor and charged to the Company, have not been eliminated and are included as research and development expense in the Company’s condensed consolidated statements of comprehensive income. Similarly, all direct general and administrative expenses that have been incurred by the Company and charged to Cercacor are included as selling, general and administrative expense in the Company’s condensed consolidated statements of comprehensive income. Assets of Cercacor can only be used to settle obligations of Cercacor and creditors of Cercacor have no recourse to the general credit of the Company.
For the foreseeable future, the Company anticipates that it will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a VIE under such accounting guidance, the Company may discontinue consolidating the entity.
The condensed consolidating balance sheets as of January 3, 2015 and December 28, 2013, and statements of comprehensive income for the years ended January 3, 2015, December 28, 2013 and December 29, 2012 reflecting Masimo Corporation, Cercacor and related eliminations (in thousands) are as follows.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	January 3, 2015				December 28, 2013
Balance Sheets:	Masimo Corp	Cercacor	Cercacor Elim	Total	Masimo Corp	Cercacor	Cercacor Elim	Total
ASSETS
Cash and cash equivalents	$133,509	$944	$—	$134,453	$95,296	$170	$—	$95,466
Accounts receivable, net	71,017			71,017	76,759	—	—	76,759
Inventories	69,718	—	—	69,718	56,813	—	—	56,813
Prepaid income taxes	324	93	—	417	3,732	8	—	3,740
Deferred income taxes, current	18,065	—	—	18,065	19,636	—	—	19,636
Other current assets	21,446	203	(178)	21,471	19,207	177	—	19,384
Deferred cost of goods sold	67,485	—	—	67,485	61,714	—	—	61,714
Property and equipment, net	100,730	1,222	—	101,952	22,931	1,935	—	24,866
Intangible assets, net	29,564	4,738	(6,531)	27,771	30,452	4,683	(7,031)	28,104
Goodwill	20,979	—	—	20,979	22,793	—	—	22,793
Deferred income taxes, noncurrent	24,193		—	24,193	22,565	—	—	22,565
Other assets	7,450	2,021	(1,986)	7,485	6,787	2,021	(1,986)	6,822
Total assets	$564,480	$9,221	$(8,695)	$565,006	$438,685	$8,994	$(9,017)	$438,662
LIABILITIES
Accounts payable	$38,003	$42	$—	$38,045	$27,418	$586	$—	$28,004
Accrued compensation	32,985	615	—	33,600	28,317	1,169	—	29,486
Accrued liabilities	24,492	227	(178)	24,541	22,888	140	—	23,028
Income taxes payable	6,350	212	—	6,562	2,205	201	—	2,406
Deferred revenue	21,067	500	(500)	21,067	20,755	500	(500)	20,755
Current portion of capital lease obligations	79	—	—	79	111	—	—	111
Deferred revenue	453	6,031	(6,031)	453	566	6,531	(6,531)	566
Long term debt	125,145	—	—	125,145	225	—	—	225
Other liabilities	9,634	125	(1,986)	7,773	9,459	207	(1,986)	7,680
EQUITY (DEFICIT)
Common stock	52	11	(11)	52	57	11	(11)	57
Treasury stock	(185,906)	(100)	100	(185,906)	(83,454)		—	(83,454)
Additional paid-in capital	288,686	491	(491)	288,686	273,129	427	(427)	273,129
Accumulated other comprehensive income (loss)	(2,093)	—	—	(2,093)	3,995	—	—	3,995
Retained earnings (deficit)	205,533	1,067	(1,340)	205,260	133,014	(778)	506	132,742
Total Masimo Corporation stockholders’ equity (deficit)	306,272	1,469	(1,742)	305,999	326,741	(340)	68	326,469
Noncontrolling interest	—	—	1,742	1,742	—	—	(68)	(68)
Total equity	306,272	1,469	—	307,741	326,741	(340)	—	326,401
Total liabilities and equity (deficit)	$564,480	$9,221	$(8,695)	$565,006	$438,685	$8,994	$(9,017)	$438,662

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Year ended January 3, 2015				Year ended December 28, 2013				Year ended December 29, 2012
Statements of Comprehensive Income:	Masimo Corp	Cercacor	Cercacor Elim	Total	Masimo Corp	Cercacor	Cercacor Elim	Total	Masimo Corp	Cercacor	Cercacor Elim	Total
Total revenue	$586,643	$5,970	$(5,970)	$586,643	$547,245	$5,732	$(5,732)	$547,245	$493,233	$5,375	$(5,375)	$493,233
Cost of goods sold	201,334	—	(5,470)	195,864	193,775	—	(5,357)	188,418	171,982	—	(5,000)	166,982
Gross profit (loss)	385,309	5,970	(500)	390,779	353,470	5,732	(375)	358,827	321,251	5,375	(375)	326,251
Operating expenses:
Selling, general and administrative	238,674	2,842	(500)	241,016	213,374	2,470	(375)	215,469	191,870	2,453	(375)	193,948
Research and development	53,449	3,132	—	56,581	51,762	3,869	—	55,631	43,412	3,665	—	47,077
Litigation award and defense costs	(8,010)	(2,321)	—	(10,331)	8,010	—	—	8,010	—	—	—	—
Total operating expenses	284,113	3,653	(500)	287,266	273,146	6,339	(375)	279,110	235,282	6,118	(375)	241,025
Operating income	101,196	2,317	—	103,513	80,324	(607)	—	79,717	85,969	(743)	—	85,226
Non-operating expense (income)	1,505	(33)	—	1,472	3,991	—	—	3,991	1,404	1	—	1,405
Income (loss) before provision for income taxes	99,691	2,350	—	102,041	76,333	(607)	—	75,726	84,565	(744)	—	83,821
Provision for (benefit from) income taxes	27,173	505	—	27,678	17,952	2,053	—	20,005	22,293	(410)	—	21,883
Net income (loss) including noncontrolling interests	72,518	1,845	—	74,363	58,381	(2,660)	—	55,721	62,272	(334)	—	61,938
Net income (loss) attributable to noncontrolling interests		—	1,845	1,845	—	—	(2,660)	(2,660)	—	—	(334)	(334)
Net income (loss) attributable to Masimo Corporation stockholders	72,518	1,845	(1,845)	72,518	58,381	(2,660)	2,660	58,381	62,272	(334)	334	62,272
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,088)	—	—	(6,088)	453	—	—	453	2,268	—	—	2,268
Comprehensive income attributable to Masimo Corporation stockholders	$66,430	$1,845	$(1,845)	$66,430	$58,834	$(2,660)	$2,660	$58,834	$64,540	$(334)	$334	$64,540

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

4. Business Combinations
Spire Semiconductor
On March 9, 2012, the Company acquired substantially all of the assets and certain liabilities of Spire Semiconductor, LLC (Spire), a maker of advanced light emitting diode and other advanced component-level technologies, for cash and assumed liabilities of $8.4 million. Masimo Semiconductor, Inc. (Masimo Semiconductor), a wholly-owned subsidiary of Masimo Corporation, operates the business. The acquisition provided the Company with an advanced ability to develop custom components, accelerate development cycles and optimize future product costs. Masimo Semiconductor, based in New Hampshire, specializes in wafer epitaxy, foundry services and device fabrication for biomedical, telecommunications, consumer products and other markets. Masimo Semiconductor’s operating results from March 10, 2012 through January 3, 2015 are included in these consolidated financial statements.
Phasein
On July 27, 2012, the Company acquired PHASEIN AB (Phasein), a developer and manufacturer of ultra-compact mainstream and sidestream capnography and gas monitoring technologies, for cash of $30.5 million. The acquisition of Phasein’s technologies complements the Company’s breakthrough innovations for patient monitoring with a portfolio of products ranging from OEM solutions for external “plug-in-and-measure” capnography and gas analyzers and integrated modules to handheld capnometer devices. With multiple measurements delivered through either mainstream or sidestream options, the Company’s customers can benefit from CO2, N2O, O2 and anesthetic agent monitoring in many hospital environments, such as operating rooms, procedural sedation and intensive care units. Phasein’s operating results from July 27, 2012 through January 3, 2015 are included in these consolidated financial statements.
5. Related Party Transactions
The Company’s Chief Executive Officer is also Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare, (Masimo Foundation), a non-profit organization which was founded during in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. The Company’s Chief Financial Officer is also a Director of the Masimo Foundation. During the fiscal years ended January 3, 2015 and December 28, 2013, the Company contributed $2.8 million and $0.1 million, respectively to the Masimo Foundation. During the fiscal year ended December 29, 2012, the Company made no contributions to the Masimo Foundation.
The Company’s Chief Executive Officer is also Chairman of the Patient Safety Movement Foundation, a non-profit organization which was founded in 2013 to work with hospitals, medical technology companies and patient advocates to unite the healthcare ecosystem and eliminate the more than 200,000 U.S. preventable hospital deaths that occur every year by 2020. The Company’s Chief Financial Officer is also Secretary of the Patient Safety Movement Foundation. During the fiscal years ended January 3, 2015 and December 28, 2013, the Company paid $500,000 and $0, respectively, and Cercacor Laboratories, the Company’s VIE, paid $25,000 and $25,000, respectively, to the Patient Safety Movement Foundation.
The Company’s Chief Executive Officer is also Chairman of the Patient Safety Movement Coalition, a not-for-profit social welfare organization which was founded in 2013 to promote patient safety legislation. The Company’s Chief Financial Officer is also Secretary of the Patient Safety Movement Coalition. During the fiscal year ended January 3, 2015 and December 28, 2013, the Company paid $10,000 and $100,000, respectively, to the Patient Safety Movement Coalition.
6. Inventories
Inventories consist of the following (in thousands):

	January 3, 2015	December 28, 2013
Raw materials	$33,056	$26,758
Work-in-process	6,020	6,310
Finished goods	30,642	23,745
Total	$69,718	$56,813
Finished goods inventory held by distributors was $3.6 million and $3.7 million as of January 3, 2015 and December 28, 2013, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

7. Other Current Assets
Other current assets consist of the following (in thousands):

	January 3, 2015	December 28, 2013
Royalties receivable	$7,200	$7,300
Prepaid expenses	9,816	9,243
Employee loans and advances	385	290
Other current assets	4,070	2,551
Total other current assets	$21,471	$19,384
8. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	January 3, 2015	December 28, 2013
Machinery and equipment	$38,588	$33,315
Building and improvements	30,678	—
Land	22,894	—
Computer equipment	13,035	11,039
Tooling	12,317	11,636
Leasehold improvements	9,912	8,974
Furniture and office equipment	4,864	4,921
Demonstration units	972	956
Vehicles	45	45
Construction-in-progress	25,731	3,395
Total property and equipment	159,036	74,281
Accumulated depreciation and amortization	(57,084)	(49,415)
Total	$101,952	$24,866
Approximately $20.3 million of construction-in-progress is related to purchase and renovation costs incurred in connection with the Company’s new corporate and research and development headquarters in Irvine, California, of which approximately $6.7 million is still recorded in accounts payable. The Company capitalized approximately $0.6 million of interest expense related to the purchase and renovation of this facility during the year ended January 3, 2015
The gross value of furniture and office equipment under capital lease obligations was $0.6 million as of each of January 3, 2015 and December 28, 2013 with accumulated depreciation of $0.4 million and $0.3 million, as of January 3, 2015 and December 28, 2013, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

9. Intangible Assets
Intangible assets, net consist of the following (in thousands):

	January 3, 2015	December 28, 2013
Cost
Patents	$20,459	$18,750
Customer relationships	7,669	7,669
Acquired technology	5,580	5,580
Trademarks	3,562	3,338
Capitalized software development costs	2,066	1,612
Other	1,450	969
Total cost	40,786	37,918
Accumulated amortization
Patents	(6,649)	(5,679)
Customer relationships	(1,853)	(1,086)
Acquired technology	(1,392)	(834)
Trademarks	(866)	(653)
Capitalized software development costs	(1,440)	(1,270)
Other	(815)	(292)
Total accumulated amortization	(13,015)	(9,814)
Net carrying amount	$27,771	$28,104
Estimated amortization expense for each of the next fiscal years is as follows (in thousands):

Fiscal year	Amount
2015	$3,359
2016	3,215
2017	3,042
2018	2,690
2019	2,455
Thereafter	13,010
Total	$27,771
During the year ended December 29, 2012, the Company acquired $14.6 million of intangible assets as part of acquisitions. All of these acquired intangible assets have a 10 year weighted average amortization period.
10. Goodwill
Changes in the goodwill balance were as follows (in thousands):

	January 3, 2015	December 28, 2013
Goodwill, beginning of period	$22,793	$22,824
Foreign currency translation adjustment	(1,814)	(31)
Goodwill, end of period	$20,979	$22,793

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

11. Long Term Debt
Long term debt consists of the following (in thousands):

	January 3, 2015	December 28, 2013
Revolving line of credit	$125,000	$—
Long term portion of capital lease obligations acquisition	145	225
Total long term debt	$125,145	$225
On September 29, 2014, the Company executed Amendment No. 1 to Credit Agreement (Amendment 1) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender (JPMorgan), and Bank of America, N.A., as a Lender (BofA). Amendment 1 modified the credit agreement dated April 23, 2014, by and among the Company, the Lenders from time to time party thereto and JPMorgan (the Credit Agreement and, collectively with Amendment 1, the Amended Credit Agreement). The Amended Credit Agreement increased the Company’s borrowing capacity by $125.0 million, bringing the total available borrowing capacity to $250.0 million with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity to $350.0 million in the future. The Amended Credit Agreement also provides for a sublimit of up to $50.0 million for the issuance of letters of credit and a sublimit of $75.0 million for borrowings in specified foreign currencies. All unpaid principal under the Amended Credit Agreement will become due and payable on September 29, 2019.
Borrowings under the Amended Credit Agreement will be deemed, at the Company’s election, either: (i) an ABR draw, which bears interest at the Alternate Base Rate (as defined below), plus a spread (ABR Spread) based upon a Company leverage ratio, or (ii) a Eurodollar draw, which bears interest at the Adjusted LIBO Rate (as defined below), plus a spread (Eurodollar Spread) based upon a Company leverage ratio. The ABR Spread is 0.125% to 1.0% and the Eurodollar Spread is 1.125% to 2.0%. Subject to certain conditions, the Company may also request swingline loans from time to time (Swingline Loans) that bear interest similar to an ABR Loan.
The Alternate Base Rate is determined by taking the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5%, and (iii) the one-month Adjusted LIBO Rate plus 1.0%. The Adjusted LIBO Rate is equal to LIBOR for the applicable interest period multiplied by the statutory reserve rate for such period.
The Company is obligated under the Amended Credit Agreement to pay a fee ranging from 0.175%to 0.300% per annum, based upon a Company leverage ratio, with respect to any unused portion of the line of credit. This fee and interest on any ABR Loan are due and payable quarterly in arrears. Interest on any Eurodollar Loan is due and payable at the end of the applicable interest period (or at each three month interval in the case of loans with interest periods greater than three months). Interest on any Swingline Loan is due and payable on the date that the Swingline Loan is required to be repaid. The Company may prepay the loans and terminate the commitments in whole at any time, without premium or penalty, subject to reimbursement of certain costs in the case of Eurodollar Loans.
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
As of January 3, 2015, the Amended Credit Agreement had an outstanding Eurodollar draw of $125.0 million at an effective interest rate of 1.4375%, and the Company was in compliance with all of its covenants.
The Company incurred total interest expense of $0.6 million, $0.1 million and $0.1 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively.

12. Other Liabilities, Long-Term
Other long-term liabilities consist of the following (in thousands):

	January 3, 2015	December 28, 2013
Unrecognized tax benefit	$6,812	$5,769
Unfavorable lease liability related to the Spire acquisition	726	1,358
Deferred rent, long-term	230	533
Other	5	20
Total other liabilities, long-term	$7,773	$7,680
The unrecognized tax benefit relates to the Company’s long-term portion of tax liability. Authoritative guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. See Note 17 to these consolidated financial statements for further details.
13. Equity
Series A Junior Participating Preferred Stock and Stockholder Rights Plan
On November 8, 2007, the Company authorized and declared a dividend of one preferred stock purchase right, or a Right, for each outstanding share of its common stock to stockholders of record at the close of business on November 26, 2007, or the Record Date. Each Right entitles the registered holder to purchase from the Company one thousandth of one share of the Company’s Series A junior participating preferred stock, par value $0.001 per share, at a purchase price equal to $136.00 per Right, subject to adjustment. In addition, one Right will be issued with each share of common stock that becomes outstanding after the Record Date, and prior to the earliest of the distribution date, the date the Rights are redeemed, or the Final Expiration Date of November 8, 2017. In connection with the stockholder rights plan described herein, the Company’s board of directors (Board) designated 100,000 shares of preferred stock as Series A junior participating preferred stock, as set forth in the Certificate of Designation of Series A junior participating preferred stock.
Until a Right is exercised, the holder of such Right will have no rights as a stockholder of the Company, beyond those as an existing stockholder, including, without limitation, the right to vote or to receive dividends. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the common stock. The Rights have certain anti-takeover effects. The Rights will cause dilution to a person or group that attempts to acquire the Company in a transaction which the Board does not approve as being in the best interests of the Company and its stockholders.
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
Dividend Payments
In October 2012, the Company declared a special $1.00 per share cash dividend, payable on December 11, 2012, to stockholders of record as of the close of business on November 27, 2012. The total dividend payout was $57.3 million, which was made from retained earnings.
Stock Repurchase Program
In August 2011, the Company’s Board authorized the repurchase of up to 3.0 million shares of common stock under a repurchase program, which terminated pursuant to its terms in April 2012 when all 3.0 million shares had been repurchased.
In February 2013, the Company’s Board authorized the repurchase of up to 6.0 million shares of common stock under a new repurchase program (2013 Repurchase Program) which is expected to continue for a period of up to 36 months from the

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

effective date of the program unless it is terminated earlier by the Company’s Board. In October 2014, the Company’s board of directors increased the number of shares of the Company’s common stock authorized for repurchase by 3.0 million shares, bringing the total number of shares of the Company’s common stock authorized under such repurchase program to 9.0 million.
The 2013 Repurchase Program may be carried out at the direction of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases, block trades, one or more trading plans adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission, and in privately negotiated transactions. Any repurchases will be subject to the availability of stock, general market conditions, the trading price of the stock, available capital, alternative uses for capital and the Company’s financial performance. The Company expects to fund the 2013 Repurchase Program through its available cash, future cash from operations, funds available under its Amended Credit Agreement or other potential sources of capital.
The following table provides the stock repurchase activities during the years ended January 3, 2015, December 28, 2013, December 29, 2012 (in thousands, except per share amounts):

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Shares repurchased	4,455	1,000	1,155
Average cost per share	$23.00	$19.79	$22.74
Value of shares repurchased	$102,453	$19,791	$26,268
14. Share-Based Compensation
On August 7, 2007, in connection with the Company’s initial public offering, the 2007 Stock Incentive Plan (2007 Plan), became effective. Under the 2007 Plan, 3.0 million shares of common stock plus shares available under the prior year equity incentive plans, including shares that become available under the 2007 Plan due to forfeitures at prices not less than the fair market value of the Company’s common stock on the date the option is granted, were initially reserved for future issuance. The options generally vest annually over five years using the straight-line method, unless otherwise provided, and expire ten years from the date of grant. Options forfeited under any Stock Incentive Plan are automatically added to the share reserve of the 2007 Plan. Pursuant to the “evergreen” provision contained in the 2007 Plan, approximately 1.7 million additional shares of common stock were added to the share reserve of the 2007 Plan on each of December 29, 2013, December 30, 2012, January 1, 2012, January 3, 2010 and January 4, 2009, which represented 3% of the Company’s total shares outstanding as of each of the years ended December 28, 2013, December 29, 2012, December 31, 2011, January 2, 2010 and January 3, 2009. No shares were added to the share reserve for the year ended January 1, 2011. The Company may terminate the 2007 Plan at any time. If not terminated sooner, the 2007 Plan will automatically terminate on August 7, 2017.
The number and weighted-average exercise price of options issued and outstanding under all stock option plans are as follows (in thousands, except for exercise price):

	Year ended January 3, 2015		Year ended December 28, 2013		Year ended December 29, 2012
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Options outstanding, beginning of period	8,911	$22.76	8,368	$22.78	8,277	$22.68
Granted	1,887	$24.83	1,653	$21.17	754	$22.17
Canceled	(416)	$24.46	(795)	$24.53	(447)	$27.30
Expired	—	$—	—	$—	—	$—
Exercised	(426)	$10.95	(315)	$10.49	(216)	$7.62
Options outstanding, end of period	9,956	$23.59	8,911	$22.76	8,368	$22.78
Options exercisable, end of period	5,859	$23.63	5,188	$22.69	4,632	$21.29
Options available for grant, end of period	5,759		5,795		4,934
At January 3, 2015, an aggregate of 15.7 million shares of common stock were reserved for future issuance under the plans.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s share-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Year ended January 3, 2015	Year ended December 28, 2013	Year ended December 29, 2012
Risk-free interest rate	1.4% to 1.9%	0.7% to 1.8%	0.7% to 1.3%
Expected term	5.1 years to 5.5 years	5.1 years to 5.5 years	5.5 years
Estimated volatility	31.7% to 36.5%	31.2% to 39.6%	36.6% to 42.6%
Expected dividends	0%	0%	0%
Weighted-average fair value of options granted	$7.85 per share	$7.53 per share	$7.98 per share
Risk-free interest rate. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected term of the Company’s stock options.
Expected term. The expected term represents the average period that the Company’s stock options are expected to be outstanding. The expected term is based on both the Company’s specific historical option exercise experience, as well as expected term information available from a peer group of companies with a similar vesting schedule.
Estimated volatility. The estimated volatility is the amount by which the Company’s share price is expected to fluctuate during a period. The Company’s estimated volatilities for 2014 and 2013 are based on historical and implied volatilities of the Company’s share price over the expected term of the option. The Company’s estimated volatilities for 2012 are based on historical and implied volatilities of the Company’s share price and historical and implied volatilities of a peer group of companies over the expected term of the option.
Expected dividends. The Company’s Board may from time to time declare, and the Company may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law. Any determination to declare and pay dividends will be made by the Company’s Board and will depend upon the Company’s results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by the Company’s Board. In the event a dividend is declared, there is no assurance with respect to the amount, timing or frequency of any such dividends. The dividend declared in 2012 was deemed to be a special dividend and there is no assurance that special dividends will be declared again during the expected term. Based on this uncertainty and unknown frequency, for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, no dividend rate was used in the assumptions to calculate the share-based compensation expense.
Estimated forfeiture rate. The Company is required to develop an estimate of the number of stock options that will be forfeited due to employee turnover. Adjustments in the estimated forfeiture rates can have a significant effect on the Company’s reported share-based compensation, as it recognizes the cumulative effect of the rate adjustments for all expense amortization in the period the estimated forfeiture rates were adjusted. The Company estimates and adjusts forfeiture rates based on a periodic review of recent forfeiture activity and expected future employee turnover. Adjustments in the estimated forfeiture rates could also cause changes in the amount of expense that it recognizes in future periods.
As of January 3, 2015, there was $21.1 million of total unrecognized share-based compensation expense related to unvested options granted or modified on or after January 1, 2006. That expense is expected to be recognized over a weighted-average period of 3.4 years as of January 3, 2015. The Company has elected to recognize share-based compensation expense on a straight-line basis over the requisite service period for the entire award. The total fair value of all options that vested during fiscal years 2014, 2013 and 2012 aggregated $11.2 million, $12.3 million and $14.3 million, respectively.
The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of January 3, 2015 was $37.5 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of January 3, 2015 was $24.6 million. The aggregate intrinsic value of options exercised during 2014, 2013 and 2012 was $6.6 million, $4.2 million and $3.1 million, respectively.
The weighted-average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock, as of January 3, 2015 was 6.2 years. The weighted-average remaining contractual term of

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

options exercisable with an exercise price less than the closing price of the Company’s common stock, as of January 3, 2015 was 4.3 years.
The total income tax benefit recognized in the consolidated statements of comprehensive income for share-based compensation expense was $3.7 million, $3.9 million and $4.9 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively.
The following table presents the total share-based compensation expense that is included in each functional line item of the consolidated statements of comprehensive income (in thousands):

	Year ended January 3, 2015	Year ended December 28, 2013	Year ended December 29, 2012
Cost of goods sold	$436	$354	$480
Selling, general and administrative	8,812	9,407	10,775
Research and development	1,757	1,913	2,842
Total	$11,005	$11,674	$14,097
The schedule below reflects the number and weighted-average exercise price of outstanding and exercisable options segregated by exercise price ranges (in thousands, except remaining contractual life):

	January 3, 2015			December 28, 2013
	Options Outstanding		Options Exercisable	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life	Number of Options	Number of Options	Average Remaining Contractual Life	Number of Options
$2.75 to $4.00	67	0.31	67	279	1.01	279
$4.01 to $12.00	639	1.44	639	696	2.46	696
$12.01 to $16.00	539	2.37	539	549	3.39	549
$16.01 to $23.98	4,256	7.58	1,580	3,635	8.06	986
$23.99 to $28.99	2,426	6.54	1,320	1,708	6.20	1,077
$29.00 to $31.99	1,744	4.46	1,435	1,734	5.37	1,311
$32.00 to $38.30	97	3.87	92	117	5.28	98
$38.31 to $41.51	188	3.40	187	193	4.40	192
Total	9,956	5.94	5,859	8,911	6.12	5,188
15. Commitments and Contingencies
Leases
The Company leases certain facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through December 2020. Some of these leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight line method based on total lease payments. As of January 3, 2015 and December 28, 2013, rent expense accrued in excess of the amount paid aggregated $0.4 million and $0.7 million, respectively, and is classified in other liabilities in the accompanying consolidated balance sheets. The Company also leases automobiles in Europe that are classified as operating leases and expire at various dates through January 2016. The majority of these leases are non-cancelable. The Company also has outstanding capital leases for office equipment that are non-cancelable.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Future minimum lease payments, including interest, under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands):

Fiscal year	Operating Leases	Capital Leases	Total
2015	$4,990	$87	$5,077
2016	4,088	80	4,168
2017	2,496	75	2,571
2018	1,930	—	1,930
2019	1,870	—	1,870
Thereafter	1,033	—	1,033
Total	$16,407	$242	$16,649
Rental expense related to operating leases for the years ended January 3, 2015, December 28, 2013 and December 29, 2012 was $6.1 million, $5.1 million and $4.6 million, respectively. Included in the future capital lease payments as of January 3, 2015 is interest aggregating less than $0.1 million.
Employee Retirement Savings Plan
In 1996, the Company adopted the Masimo Retirement Savings Plan, or the Plan, which is a 401(k) plan covering all of the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the Plan on a discretionary basis. The Company contributed $1.7 million, $1.5 million and $1.4 million to the Plan for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively, all in the form of matching contributions.
Employment and Severance Agreement
As of January 3, 2015, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary with annual increases at the discretion of the compensation committee of the Company’s Board. The employment agreement provides for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement has an initial term of three years, with automatic daily renewal, unless either the Company or the executive notifies the other party of non-renewal of the agreement. Also, under this employment agreement, the key employee may be entitled to receive certain salary, equity, tax, medical and life insurance benefits if he is terminated by the Company, if he terminates his employment for good reason under certain circumstances or if there is a change in control of the Company.
As of January 3, 2015, the Company had severance plan participation agreements with seven of its executive officers. The participation agreements, or Agreements, are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, which became effective on July 19, 2007 and was amended effective December 31, 2008. Under the Agreements, each executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $67.1 million of purchase commitments as of January 3, 2015, which are expected to be fulfilled within one year. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of January 3, 2015, there were approximately $0.4 million of such unsecured bank guarantees outstanding, the liability for which would be triggered if the Company failed to perform under the respective tender agreements.
Concentrations of Risk
The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. As of January 3, 2015, the Company had approximately $92.9 million of bank balances of which $2.6 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries deposit insurance organizations. The Company invests its excess cash deposits in money market accounts with major financial institutions. As of January 3, 2015, the Company had $1.1 million in money market funds and $40.5 million in bank time deposits that were not guaranteed by the U.S. federal government.
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
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with Group Purchasing Organizations, or GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. For the years ended January 3, 2015, December 28, 2013 and December 29, 2012, revenue from the sale of the Company’s pulse oximetry products to customers affiliated with GPOs amounted to $309.9 million, $287.9 million and $253.7 million, respectively.
As of January 3, 2015, three different just-in-time distributors represented 8.8%, 5.7% and 5.0% of the accounts receivable balance, respectively. As of December 28, 2013, two just-in-time distributors represented 9.3% and 8.3% of the accounts receivable balance, respectively.
Litigation
On February 3, 2009, the Company filed a patent infringement suit in the U.S. District Court for the District of Delaware against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH (collectively, Philips) related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. On June 15, 2009, Philips answered the Company’s complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against the Company as well as counterclaims seeking declaratory judgments of invalidity of the patents asserted by the Company against Philips. On July 9, 2009, the Company filed its answer denying Philips’ counterclaims and asserting various defenses. The Company also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against the Company. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. In addition, the Company asserted additional patents in 2012, and the Court ordered that these patents and some of the originally asserted patents be tried in a second phase. On May 23, 2014, Philips filed a motion for leave to amend its answer and counterclaims to allege inequitable conduct. The Court granted Philips’ motion for leave to amend. A jury trial commenced in September 2014, with respect to two of the Company’s patents and one of Philips’ patents. On October 1, 2014, the jury determined that both of the Company’s patents were valid and that the damages amount for Philips’ infringement was $466.8 million. The jury also determined that the Company did not infringe the Philips patent. Philips filed post-trial motions asking the court to overturn the jury verdict on Masimo’s patent, asking the Court to adjust the damages and seeking a new trial. Philips also indicated that it intends to appeal the verdict. The Court held a bench trial on the remaining equitable defenses raised by Philips and is scheduled to hear oral arguments on the post-trial motions in February 2015. The trial schedule for the patents in the second phase has not yet been set. The Company believes that it has good and substantial defenses to the

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

antitrust and patent infringement claims asserted by Philips. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does not prevail.
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
On December 10, 2013, the Company filed a lawsuit against Mindray DS USA, Inc., (Mindray USA), Shenzhen Mindray and Mindray Medical International Ltd. in the Superior Court of New Jersey. The complaint alleges breach of contract and related claims. In January 2014, Mindray USA removed the case to the U.S. District Court for the District of New Jersey. In February 2014, the Company filed a motion to remand the action to the Superior Court of New Jersey. In May 2014, Mindray USA filed an answer and counterclaims in the U.S. District Court asserting patent infringement and federal antitrust counterclaims. On January 7, 2015, the U.S. District Court remanded the action to the Superior Court of New Jersey. On January 22, 2015, Mindray USA filed an answer and counterclaims in the Superior Court of New Jersey asserting patent infringement and federal antitrust counterclaims, and again removed the case to the U.S. District Court for the the District of New Jersey. On January 29, 2015, Mindray USA, Shenzhen Mindray and Mindray Medical International Ltd filed separate motions to dismiss the action, each of which is currently pending before the U.S. District Court. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.
In September 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware by Joseph Ausikaitis naming certain of the Company’s directors and certain executive officers as defendants and the Company as the nominal defendant. The lawsuit alleges claims of breach of fiduciary duty and unjust enrichment in connection with the grant or receipt of stock options under the Company’s 2007 Stock Incentive Plan and related policies. The lawsuit seeks unspecified money damages on the Company’s behalf from the officer and director defendants, various forms of equitable and/or injunctive relief, attorneys’ and other professional fees and costs and various other forms of relief. In November 2012, the defendants filed a motion to dismiss the action, which was denied by the Court in July 2013. On October 14, 2014, the Company filed motions for summary judgment, which are currently pending before the Court. The plaintiff filed a motion for summary judgment on October 15, 2014, which is also currently pending before the Court. Trial is currently scheduled to begin in April 2015. Although the outcome of this case cannot be determined, the Company does not expect it to have a material financial impact on its results of operations.
In April 2011, the Company was informed by the United States Attorney’s Office for the Central District of California, Civil Division, that a qui tam complaint had been filed against the Company in the U.S. District Court for the Central District of

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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
In September 2011, two of the same former sales representatives filed employment-related claims against the Company in arbitration also stemming from their allegations regarding the Company’s noninvasive hemoglobin products. On January 16, 2014, the Company was notified that the arbitrator awarded the plaintiffs approximately $5.4 million in damages, which the Company accrued in fiscal 2013. In addition, the Company’s insurance carrier notified the Company that it believed certain defense costs related to the arbitration may no longer be reimbursable in view of the arbitration decision. As a result, the Company accrued a liability of $2.6 million in fiscal 2013 for the costs estimated to have been paid by the insurance carrier. The Company challenged the arbitration award in the U.S. District Court for the Central District of California, and on April 3, 2014, the District Court vacated the award. Accordingly, the Company reversed the $8.0 million charge in the quarter ended March 29, 2014. The former sales representatives have appealed the District Court’s decision. The Company is unable to predict the final outcome of the qui tam and employment matters, both of which are currently on appeal before the U.S. Court of Appeals for the Ninth Circuit. A reversal of the District Court’s decision in either matter could have a material adverse effect on the Company’s results of operations.
In the third quarter of 2013, the Company was notified that the FDA and the United States Attorney’s Office for the Central District of California, Criminal Division, are investigating the allegations regarding its noninvasive hemoglobin products. In the second quarter of 2014, the Company received grand jury subpoenas requesting documents pertaining to, among other things, the testing, marketing and sales of its Pronto® and Pronto-7® products. The Company and several of its executives, including the Chief Executive Officer, have signed agreements tolling the statute of limitations as to any charges that may be brought for a period of time ending July 3, 2015. The Company is fully cooperating with the investigation but cannot predict its outcome.
On January 2, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California by Physicians Healthsource, Inc. The complaint alleges that the Company sent unsolicited facsimile advertisements in violation of the Junk Fax Protection Act of 2005 and related regulations. The complaint seeks $500 for each alleged violation, treble damages if the court finds the alleged violations to be knowing, plus interest, costs and injunctive relief. On April 14, 2014, the Company filed a motion to stay the case pending a decision on a related petition filed by the Company with the Federal Communications Commission (FCC). On May 22, 2014, the District Court granted the motion and stayed the case pending a ruling by the FCC on the petition. On October 30, 2014, the FCC granted some of the relief and denied some of the relief requested in the petition. Both parties appealed the FCC’s decision on the petition. On November 25, 2014, the District Court granted the parties’ joint request that the stay remain in place pending a decision on the appeal. The Company believes it has good and substantial defenses to the claims, but there is no guarantee that the Company will prevail.
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
16. Segment Information and Enterprise Reporting
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
The following schedule presents an analysis of the Company’s product revenue based upon the geographic area to which the product was shipped (in thousands):

	Year ended January 3, 2015		Year ended December 28, 2013		Year ended December 29, 2012
Geographic Area by Destination
North and South America	$398,066	71.5%	$378,894	73.2%	$341,672	73.5%
Europe, Middle East and Africa	100,747	18.1	83,338	16.1	68,010	14.6
Asia and Australia	57,951	10.4	55,197	10.7	55,246	11.9
Total Product Revenue	$556,764	100.0%	$517,429	100.0%	$464,928	100.0%
United States	$380,232		$361,630		$327,574
The Company possesses licenses from the U.S. Treasury Department’s Office of Foreign Assets Control for conducting business with certain countries identified by the State Department as state sponsors of terrorism. Although the Company does not have any subsidiaries, affiliates, offices, investments or employees in any country identified as a state sponsor of terrorism, the Company has conducted an immaterial amount of business with distributors in Iran, Sudan and Syria relating to the sale of products during the prior two fiscal years. The Company does not believe that these activities are material to its business, financial condition or results of operations.
17. Income Taxes
The components of income before provision for income taxes are as follows (in thousands):

	Year ended January 3, 2015	Year ended December 28, 2013	Year ended December 29, 2012
United States	$69,282	$50,782	$59,216
Foreign	32,759	24,944	24,605
Total	$102,041	$75,726	$83,821
The following table presents the current and deferred provision (benefit) for income taxes (in thousands):

	Year ended January 3, 2015	Year ended December 28, 2013	Year ended December 29, 2012
Current:
Federal	$22,553	$24,488	$26,332
State	2,736	2,426	2,411
Foreign	2,709	1,704	(54)
	27,998	28,618	28,689
Deferred:
Federal	342	(7,281)	(5,546)
State	(811)	(970)	(1,458)
Foreign	149	(362)	198
	(320)	(8,613)	(6,806)
Total	$27,678	$20,005	$21,883
Included in the 2014 and 2013 current tax provisions are net increases of $1.1 million and $0.3 million, respectively, for tax and accrued interest related to uncertain tax positions for each year. Also, included in the 2012 current tax provision is a net decrease of $1.7 million for tax and accrued interest related to uncertain tax positions.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year ended January 3, 2015	Year ended December 28, 2013	Year ended December 29, 2012
Statutory regular federal income tax rate	35.0%	35.0%	35.0%
State provision, net of federal benefit	1.2	1.3	0.7
Nondeductible items	1.3	0.9	1.0
Foreign tax rate differential	(8.2)	(9.8)	(10.1)
Tax credits	(1.5)	(3.5)	(0.5)
Change in federal valuation allowance	(0.1)	3.0	—
Other	(0.6)	(0.5)	—
Total	27.1%	26.4%	26.1%
On December 19, 2014, President Obama signed The Tax Increase Prevention Act of 2014 into law which extended the federal research tax credit (R&D Tax Credit) retroactively from January 1, 2014 through December 31, 2014. On January 2, 2013, President Obama signed The American Taxpayer Relief Act of 2012 into law which reinstated the federal research tax credit (R&D Tax Credit) retroactively from January 1, 2012 through December 31, 2013. As a result of this legislation, the Company recorded additional R&D Tax Credits during fiscal 2013 for amounts generated in fiscal 2012 of approximately $1.0 million.
As a result of Cercacor’s continuing operating losses, Cercacor management determined that there was insufficient positive evidence to support a more likely than not realization of its remaining deferred tax assets. As a result, Cercacor recorded a federal valuation allowance of approximately $2.3 million against its deferred tax assets in fiscal 2013.
The components of the deferred tax assets are as follows (in thousands):

	January 3, 2015	December 28, 2013
Deferred tax assets:
Tax credits	$3,260	$3,203
Deferred revenue	4,943	4,234
Acquired intangibles	437	507
Net operating losses	8	277
Accrued liabilities	14,723	17,036
Share-based compensation	21,594	19,385
Property and equipment	584	670
Other	2,162	2,149
Total	47,711	47,461
Valuation allowance	(3,365)	(3,563)
Total deferred tax assets	44,346	43,898
Deferred tax liabilities:
State taxes and other	(2,088)	(1,697)
Total deferred tax liabilities	(2,088)	(1,697)
Net deferred tax assets	$42,258	$42,201
Current net deferred tax asset	18,065	19,636
Long-term net deferred tax asset	24,193	22,565
Net deferred tax assets	$42,258	$42,201
As of January 3, 2015, the Company has $0.2 million of net operating losses from various states, which will begin to expire in 2028, all of which will be recorded in equity when realized. The Company has state research and development tax credits of $3.5 million that will carry forward indefinitely. Additionally, the Company has $0.5 million of investment tax credit on research and development expenditures from its operations in Canada that will begin to expire in 2029. The Company believes that it is more likely than not that the deferred tax assets related to these carryforwards will be realized. In making this

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

determination, the Company considered all available positive and negative evidence, including scheduled reversals of liabilities, projected future taxable income, tax planning strategies and recent financial performance.
Cercacor, the Company’s VIE, is not included in the Company’s consolidated federal or state income tax returns. At January 3, 2015, Cercacor has federal research and development tax credit carryforwards of $0.5 million that which will begin to expire in 2029 and state research and development tax credit carryforwards of $0.8 million, which will carry forward indefinitely. After considering all positive and negative evidence, including Cercacor’s continuing operating losses, Cercacor management believes that there is insufficient positive evidence to support a more likely than not realization of these carryforwards, as well as the rest of its net deferred tax assets, and therefore, has recorded a full valuation allowance against these carryforwards as well, as the rest of Cercacor’s net deferred tax assets.
As a result of certain business and employment actions undertaken by the Company, income earned in a certain European country is subject to a reduced tax rate through 2018 as the Company has met certain employment thresholds. For the years ended January 3, 2015, December 28, 2013 and December 29, 2012, the estimated income tax benefit related to such business arrangement was $1.6 million, $1.2 million and $1.2 million, respectively, and favorably impacted net income per diluted share by $0.03, $0.02 and $0.02, respectively.
During the years ended January 3, 2015, December 28, 2013 and December 29, 2012, the Company recorded a tax benefit of $0.2 million, $0.7 million, and $0.4 million, respectively, from the exercise of non-qualified stock options and incentive stock options as a reduction of its income tax liability and an increase in equity. The tax benefit results from the difference between the fair value of the Company’s stock on the exercise dates and the exercise price of the option.
As of January 3, 2015, the Company has not provided for deferred income taxes on approximately $86.0 million of cumulative undistributed earnings of certain foreign subsidiaries, because such earnings are intended to be permanently reinvested in those operations. If such earnings were distributed, the Company would accrue estimated additional income tax expense of $26.7 million.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year ended January 3, 2015	Year ended December 28, 2013
Unrecognized tax benefits (gross), beginning of period	$6,630	$6,685
Increase from tax positions in prior period	830	265
Increase from tax positions in current period	958	695
Settlements	—	(443)
Lapse of statute of limitations	(394)	(572)
Unrecognized tax benefits (gross), end of period	$8,024	$6,630
The amount of unrecognized benefits which, if ultimately recognized, could favorably affect the tax rate in a future period was $6.7 million and $5.6 million as of January 3, 2015 and December 28, 2013, respectively. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next 12 months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next 12 months cannot be made at this time.
Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. For the years ended January 3, 2015, December 28, 2013 and December 29, 2012, the Company had accrued $0.9 million, $0.9 million and $0.8 million, respectively, for the payment of interest.
The Company conducts business in multiple jurisdictions, and as a result, one or more of the Company’s subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The Company has concluded on all U.S. federal income tax matters for years through 2010. All material state, local and foreign income tax matters have been concluded for years through 2007.

18. Quarterly Financial Data (unaudited)
The following tables contain selected unaudited consolidated statements of comprehensive income data for each quarter of 2014 and 2013 (in thousands, except per share data):

	Quarters Ended
Fiscal 2014	March 29, 2014	June 28, 2014	September 27, 2014	January 3, 2015
Total revenue	$139,814	$140,923	$144,118	$161,788
Gross profit	92,301	93,095	96,224	109,159
Operating income	30,193	18,405	22,268	32,647
Net income attributable to Masimo Corporation stockholders	22,632	13,802	14,863	21,221
Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.40	$0.25	$0.28	$0.40
Diluted	$0.39	$0.24	$0.27	$0.40

	Quarters Ended
Fiscal 2013	March 30, 2013	June 29, 2013	September 28, 2013	December 28, 2013
Total revenue	$135,942	$137,422	$131,447	$142,435
Gross profit	89,581	91,232	87,479	90,536
Operating income	23,141	23,180	20,743	12,653
Net income attributable to Masimo Corporation stockholders	16,428	17,038	15,602	9,313
Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.29	$0.30	$0.28	$0.16
Diluted	$0.28	$0.30	$0.27	$0.16

Schedule II

MASIMO CORPORATION VALUATION AND QUALIFYING ACCOUNTS Years ended January 3, 2015, December 28, 2013 and December 29, 2012

Description	Balance at beginning of period	Additions charged to expense and other accounts	Amounts charged against reserve	Balance at end of period
Year ended January 3, 2015
Allowance for doubtful accounts........................................	$1,833	$583	$(526)	$1,890
Sales returns, allowance and reserves.................................	$429	$1,832	$(1,789)	$472
Valuation allowance on deferred tax asset..........................	$(3,563)	$—	$198	$(3,365)
Year ended December 28, 2013
Allowance for doubtful accounts........................................	$1,956	$728	$(851)	$1,833
Sales returns, allowance and reserves.................................	$516	$1,881	$(1,968)	$429
Valuation allowance on deferred tax asset..........................	$(2,441)	$(3,163)	$2,041	$(3,563)
Year ended December 29, 2012
Allowance for doubtful accounts........................................	$1,798	$231	$(73)	$1,956
Sales returns, allowance and reserves.................................	$421	$1,967	$(1,872)	$516
Valuation allowance on deferred tax asset..........................	$(400)	$(2,041)	$—	$(2,441)