Form 10-Q
period 2015-04-04
MASIMO CORP
filed 2015-05-06
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number 001-33642
_________________________________________________

MASIMO CORPORATION
(Exact Name of Registrant as Specified in its Charter)
________________________________________________

Delaware	33-0368882
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

52 Discovery Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of April 4, 2015
Common stock, $0.001 par value	52,617,780

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED APRIL 4, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	April 4, 2015	January 3, 2015
ASSETS
Current assets
Cash and cash equivalents	$135,720	$134,453
Accounts receivable, net of allowance for doubtful accounts of $1,940 and $1,890 at April 4, 2015 and January 3, 2015, respectively	68,071	71,017
Inventories	69,572	69,718
Prepaid income taxes	516	417
Other current assets	23,560	21,471
Deferred tax assets	18,067	18,065
Total current assets	315,506	315,141
Deferred cost of goods sold	66,923	67,485
Property and equipment, net	108,665	101,952
Intangible assets, net	27,355	27,771
Goodwill	20,226	20,979
Deferred tax assets	24,153	24,193
Other assets	12,392	7,485
Total assets	$575,220	$565,006
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$27,061	$38,045
Accrued compensation	22,364	33,600
Accrued liabilities	37,615	24,541
Income taxes payable	6,988	6,562
Deferred revenue	23,052	21,067
Current portion of capital lease obligations	84	79
Total current liabilities	117,164	123,894
Deferred revenue	417	453
Long term debt	125,108	125,145
Other liabilities	7,839	7,773
Total liabilities	250,528	257,265
Commitments and contingencies
Equity
Masimo Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at April 4, 2015 and January 3, 2015	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 52,617 and 52,594 shares outstanding at April 4, 2015 and January 3, 2015, respectively	53	52
Treasury stock, 8,861 and 8,611 shares at April 4, 2015 and January 3, 2015, respectively	(194,139)	(185,906)
Additional paid-in capital	296,985	288,686
Accumulated other comprehensive loss	(5,035)	(2,093)
Retained earnings	225,783	205,260
Total Masimo Corporation stockholders’ equity	323,647	305,999
Noncontrolling interest	1,045	1,742
Total equity	324,692	307,741
Total liabilities and equity	$575,220	$565,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	April 4, 2015	March 29, 2014
Revenue:
Product	$147,357	$132,232
Royalty	7,180	7,582
Total revenue	154,537	139,814
Cost of goods sold	51,432	47,513
Gross profit	103,105	92,301
Operating expenses:
Selling, general and administrative	60,799	56,122
Research and development	14,929	13,996
Litigation award and defense costs	—	(8,010)
Total operating expenses	75,728	62,108
Operating income	27,377	30,193
Non-operating income	153	200
Income before provision for income taxes	27,530	30,393
Provision for income taxes	7,708	7,902
Net income including noncontrolling interest	19,822	22,491
Net loss attributable to the noncontrolling interest	701	141
Net income attributable to Masimo Corporation stockholders	20,523	22,632

Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.39	$0.40
Diluted	$0.38	$0.39

Weighted-average shares used in per share calculations:
Basic	52,687	56,705
Diluted	53,964	58,047
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended
	April 4, 2015	March 29, 2014
Net income including noncontrolling interest	$19,822	$22,491
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,942)	19
Total comprehensive income	16,880	22,510
Comprehensive loss attributable to noncontrolling interest	701	141
Comprehensive income attributable to Masimo Corporation stockholders	$17,581	$22,651
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	April 4, 2015	March 29, 2014
Cash flows from operating activities:
Net income including noncontrolling interest	$19,822	$22,491
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	3,777	3,043
Share-based compensation	2,894	2,601
Loss on disposal of property and equipment	—	2
Provision for doubtful accounts	51	232
Provision for deferred income taxes	—	2,926
Income tax benefit from exercise of stock options granted prior to January 1, 2006	455	24
Excess tax deficit (benefit) from share-based compensation arrangements	56	(31)
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,777	2,469
(Increase) decrease in inventories	(88)	1,288
Decrease (increase) in deferred cost of goods sold	444	(2,687)
(Increase) decrease in prepaid income taxes	(104)	2,832
Increase in other assets	(6,700)	(4,217)
(Decrease) increase in accounts payable	(3,053)	5,881
Decrease in accrued compensation	(10,817)	(6,996)
Increase (decrease) in accrued liabilities	7,183	(6,587)
Increase in income taxes payable	411	156
Increase in deferred revenue	1,949	929
Increase (decrease) in other liabilities	67	(130)
Net cash provided by operating activities	19,124	24,226
Cash flows from investing activities:
Purchases of property and equipment	(17,218)	(3,045)
Increase in intangible assets	(679)	(886)
Net cash used in investing activities	(17,897)	(3,931)
Cash flows from financing activities:
Repayments of capital lease obligations	(69)	(77)
Proceeds from issuance of common stock	4,612	1,918
Excess tax (deficit) benefit from share-based compensation arrangements	(56)	31
Repurchases of common stock	(2,154)	—
Issuance (repurchases) of equity by noncontrolling interest, net of equity issued	3	(42)
Net cash provided by financing activities	2,336	1,830
Effect of foreign currency exchange rates on cash	(2,296)	(62)
Net increase in cash and cash equivalents	1,267	22,063
Cash and cash equivalents at beginning of period	134,453	95,466
Cash and cash equivalents at end of period	$135,720	$117,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of the Company
Masimo Corporation (the Company) is a global medical technology company that develops, manufactures and markets a variety of noninvasive patient monitoring technologies. The Company’s mission is to improve patient outcomes and reduce cost of care by taking noninvasive monitoring to new sites and applications. The Company’s patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use, reusable or resposable sensors, software and/or cables. The Company primarily sells its products to hospitals, emergency medical service (EMS) providers, home care providers, physician offices, veterinarians, long term care facilities and consumers, through its direct sales force, distributors and original equipment manufacturer (OEM) partners.
The Company invented Masimo Signal Extraction Technology® (SET®), which provides the capabilities of measure-through-motion and low-perfusion pulse oximetry to address the primary limitations of conventional pulse oximetry. Over the years, the Company’s product offerings have expanded significantly to also include noninvasive optical blood constituent monitoring, optical organ oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring and optical gas monitoring. The Company also developed the Root® patient monitoring and connectivity platform and the Masimo Patient SafetyNet™ remote patient surveillance monitoring system. These solutions and related products are based upon Masimo SET®, rainbow® and other proprietary algorithms. These software-based technologies are incorporated into a variety of product platforms depending on customers’ specifications. This technology is supported by a substantial intellectual property portfolio that the Company has built through internal development and, to a lesser extent, acquisitions and license agreements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The condensed consolidated balance sheet as of January 3, 2015 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (fiscal year 2014), filed with the SEC on February 17, 2015. The results for the three months ended April 4, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending January 2, 2016 (fiscal year 2015) or for any other interim period or for any future year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the variable interest entity (VIE) of which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. In accordance with GAAP, current authoritative guidance is applied when determining whether an entity is subject to consolidation.
Fiscal Periods
The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 fiscal year, a 52 week fiscal year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 fiscal week quarters and one 14 fiscal week quarter. The Company’s last 53 week fiscal year was fiscal year 2014. Fiscal year 2015 is a 52 week fiscal year. All references to years in these notes to condensed consolidated financial statements are fiscal years unless otherwise noted.

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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this guidance as to specific assets or liabilities. There were no transfers between Level 1, Level 2 and Level 3 inputs during the three months ended April 4, 2015. The Company carries cash and cash equivalents at cost, which approximates fair value. As of April 4, 2015 and January 3, 2015, the Company did not have any short-term investments.
The following tables represent the Company’s financial assets (in thousands), measured at fair value on a recurring basis:

April 4, 2015	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents
Cash	$78,308	$—	$—	$78,308	$78,308
Level 1:
Bank Time Deposits	43,500	—	—	43,500	43,500
U.S. Treasuries	—	—	—	—	—
Money Market Funds	13,912	—	—	13,912	13,912
Subtotal	57,412	—	—	57,412	57,412
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
Total assets measured at fair value	$135,720	$—	$—	$135,720	$135,720

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

January 3, 2015	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents
Cash	$92,888	$—	$—	$92,888	$92,888
Level 1:
Bank Time Deposits	40,500	—	—	40,500	40,500
U.S. Treasuries	—	—	—	—	—
Money Market Funds	1,065	—	—	1,065	1,065
Subtotal	41,565	—	—	41,565	41,565
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
Total assets measured at fair value	$134,453	$—	$—	$134,453	$134,453
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
Land is not depreciated and construction-in-progress is not depreciated until placed in service. Normal repair and maintenance costs are expensed as incurred, whereas significant improvements that materially increase values or extend useful lives are capitalized and depreciated over the remaining estimated useful lives of the related assets. Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss on the sale or retirement is recognized in income.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

For the three months ended April 4, 2015 and March 29, 2014, depreciation and amortization expense of property and equipment was $2.7 million and $2.2 million, respectively.
Intangible Assets
Costs to renew intangible assets are capitalized and amortized over the remaining useful life of the intangible asset. Total renewal costs for patents and trademarks were $0.1 million for each of the three months ended April 4, 2015 and March 29, 2014. As of April 4, 2015, the weighted-average number of years until the next renewal was one year for patents and five years for trademarks.
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
No impairment of goodwill, intangible assets or other long-lived assets was recorded during the three months ended April 4, 2015 or March 29, 2014.
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
The Company derives the majority of its revenue from four primary sources: (i) direct sales under long-term sensor purchase agreements with end-user hospitals where the Company provides up-front monitoring equipment at no up-front charge in exchange for a multi-year sensor purchase commitment, (ii) other direct sales of noninvasive monitoring solutions to end-user hospitals, emergency medical response organizations and other direct customers; (iii) sales of noninvasive monitoring solutions

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

to distributors who then typically resell to end-user hospitals, emergency medical response organizations and other direct customers; (iv) sales of integrated circuit boards to original equipment manufacturer (OEM) customers who incorporate the Company’s embedded software technology into their multi-parameter monitoring devices.
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
A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. Most of the Company’s products in a multiple deliverable arrangement qualify as separate units of accounting. In the case of the Company’s monitoring equipment containing embedded Masimo SET® or rainbow® SET software, the Company has determined that the hardware and software components function together to deliver the equipment’s essential functionality and, therefore, represent a single deliverable. However, software deliverables, such as rainbow® parameter software, which do not function together with hardware components to provide the equipment’s essential functionality, are accounted for under software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the revenue recognition accounting guidance for arrangements with multiple deliverables.
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
The Company’s royalty revenue arises from one agreement with Covidien, which was recently acquired by Medtronic plc, and is due and payable quarterly based on U.S. sales of Covidien’s infringing products. An estimate of these royalty revenues is recorded quarterly in the period earned based on the prior quarter’s historical results, adjusted for any new information or trends known to management at the time of estimation. This estimated revenue is adjusted prospectively when the Company receives the Covidien royalty report, approximately 60 days after the end of the previous quarter.
Product Warranty
The Company provides a warranty against defects in material and workmanship for a period ranging from six to fifteen months, depending on the product type. In the case of long-term sales agreements, the Company typically warrants the products for the term of the agreement, which generally ranges from three to six years. In traditional sales activities, including direct and OEM sales, the Company establishes an accrual for the estimated costs of warranty at the time of revenue recognition. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales. In long-term sales agreements, revenue related to extended warranty is recognized over the life of the contract, while the product warranty costs related to the long-term sales agreements are expensed as incurred.
Changes in the product warranty accrual were as follows (in thousands):

	Three Months Ended
	April 4, 2015	March 29, 2014
Warranty accrual, beginning of period	$1,416	$1,161
Accrual for warranties issued	339	278
Changes to pre-existing warranties (including changes in estimates)	(17)	(76)
Settlements made	(258)	(242)
Warranty accrual, end of period	$1,480	$1,121
Comprehensive Income
Authoritative accounting guidance establishes requirements for reporting and disclosure of comprehensive income and its components. Comprehensive income includes foreign currency translation adjustments and any related tax benefits that have been excluded from net income including noncontrolling interest, and reflected in Masimo Corporation stockholders’ equity.
The change in accumulated other comprehensive loss was as follows (in thousands):

Three Months Ended April 4, 2015
Accumulated other comprehensive loss, beginning of period	$(2,093)
Foreign currency translation adjustments	(2,942)
Accumulated other comprehensive loss, end of period	$(5,035)
Net Income Per Share
Basic net income per share attributable to Masimo Corporation for the three months ended April 4, 2015 and March 29, 2014 is computed by dividing net income attributable to Masimo Corporation stockholders by the weighted-average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation stockholders for the three months ended April 4, 2015 and March 29, 2014 is computed by dividing the net income attributable to Masimo Corporation stockholders by the weighted-average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the three months ended April 4, 2015 and March 29, 2014, weighted options to purchase 3.2 million and 2.8 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Based on authoritative

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

accounting guidance, the Company adjusted its net income including noncontrolling interest by the amount of net (income) loss attributable to the noncontrolling interest for the three months ended April 4, 2015 and March 29, 2014, to determine its net income attributable to its stockholders. A reconciliation of basic and diluted net income per share attributable to Masimo Corporation stockholders is as follows (in thousands, except per share amounts):

	Three Months Ended
	April 4, 2015	March 29, 2014
Net income attributable to Masimo Corporation stockholders:
Net income including noncontrolling interest	$19,822	$22,491
Net loss attributable to the noncontrolling interest	701	141
Net income attributable to Masimo Corporation stockholders	$20,523	$22,632
Basic net income per share attributable to Masimo Corporation stockholders:
Net income attributable to Masimo Corporation stockholders	$20,523	$22,632
Weighted-average shares outstanding - basic	52,687	56,705
Basic net income per share attributable to Masimo Corporation stockholders	$0.39	$0.40
Diluted net income per share attributable to Masimo Corporation stockholders:
Weighted-average shares outstanding - basic	52,687	56,705
Diluted share equivalent: stock options	1,277	1,342
Weighted-average shares outstanding - diluted	53,964	58,047
Diluted net income per share attributable to Masimo Corporation stockholders	$0.38	$0.39
Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Three Months Ended
	April 4, 2015	March 29, 2014
Cash paid during the year for:
Interest (net of amounts capitalized)	$413	$15
Income taxes	6,673	1,838
Noncash investing and financing activities:
Assets acquired under capital leases	$36	$—
Unpaid purchases of property, plant and equipment	4,346	302
Unsettled common stock proceeds from option exercises	395	—
Unsettled stock repurchases	6,079	—
Seasonality
The healthcare business in the United States and overseas is typically subject to quarterly fluctuations in hospital and other alternative care admissions. Historically, the Company’s third fiscal quarter revenues have generally experienced a sequential decline from its second fiscal quarter revenues. The Company believes this is primarily due to the summer vacation season during which people tend to avoid elective procedures. Another factor affecting the seasonality of the Company’s revenues is the traditional “flu season” that often increases hospital and acute care facility admissions in the first and fourth calendar quarters. Because the Company’s non-sales variable operating expenses often do not fluctuate in the same manner as its quarterly product sales, its quarterly operating income may fluctuate disproportionately to its quarterly revenue.
Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

carrying amount of the related debt liability instead of being presented as an asset. ASU 2015-03 requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the expected impact of this standard on its consolidated financial statements.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02). The amended standard applies to entities in all industries and eliminates the deferral of certain consolidation standards for entities considered to be investment companies as well as modifies the consolidation analysis performed on certain types of legal entities. ASU 2015-02 is effective for annual and interim fiscal reporting periods beginning after December 15, 2015, and may be applied retrospectively, with early application permitted. The Company is currently evaluating the expected impact of this standard on its consolidated financial statements.
In May 2014, the FASB issued Accounting Standard Update No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customer (ASU 2014-09). The new standard provides a single, principles-based five-step model to be applied to all contracts with customers while enhancing disclosures about revenue, providing additional guidance for transactions that were not previously addressed comprehensively and improving guidance for multiple-element arrangements. ASU 2014-09 is effective for annual and interim fiscal reporting periods beginning after December 15, 2016. In April 2015, the FASB proposed a one-year deferral of the standard’s effective date, while permitting entities to still adopt one year earlier on the original effective date. A final determination will be made after a public comment period. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the expected impact of this standard on its consolidated financial statements.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
The current annual minimum aggregate royalty obligation under the license is $5.0 million. Actual aggregate royalty liabilities to Cercacor under the license were $1.3 million and $1.5 million for the three months ended April 4, 2015 and March 29, 2014, respectively. In connection with a change in control of the Company, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for licensed rainbow® measurements payable to Cercacor related to carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and blood glucose will increase to $15.0 million, plus up to $2.0 million for other rainbow® measurements.
In February 2009, in order to accelerate the product development of an improved hemoglobin spot-check measurement device, Pronto-7®, the Company’s board of directors agreed to fund additional engineering expenses of Cercacor. Specifically, these expenses included third-party engineering materials and supplies expense as well as 50% of Cercacor’s total engineering and engineering-related payroll expenses. Beginning in 2012, the Company’s board of directors approved an increase in the percentage of Cercacor’s total engineering and engineering-related payroll expenses funded by the Company from 50% to 60%. This arrangement was discontinued by mutual agreement effective as of January 4, 2015. For each of the three months ended April 4, 2015 and March 29, 2014, the expenses for these additional services, materials and supplies totaled $0.1 million and $0.9 million, respectively.
Pursuant to authoritative accounting guidance, Cercacor is consolidated within the Company’s financial statements for all periods presented. The Company is required to consolidate Cercacor since the Company is currently deemed to be the primary beneficiary of Cercacor’s activities. This determination is based primarily on the facts that the Company is Cercacor’s sole customer and Cercacor is currently financially dependent on the Company for funding. Accordingly, all intercompany royalties, option and license fees and other charges between the Company and Cercacor, as well as all intercompany payables and receivables, have been eliminated in the consolidation. Also, all direct engineering expenses that have been incurred by the Company and charged to Cercacor, or that have been incurred by Cercacor and charged to the Company, have not been eliminated and are included as research and development expense in the Company’s condensed consolidated statements of comprehensive income. Upon consolidation, $6.4 million and $6.5 million of deferred revenue related to technology licensed to the Company as of April 4, 2015 and January 3, 2015, respectively, were eliminated. In addition, net receivables of $2.0 million due from the Company for both April 4, 2015 and January 3, 2015 were eliminated.
Assets of Cercacor can only be used to settle obligations of Cercacor and creditors of Cercacor have no recourse to the general credit of the Company. The condensed consolidated balance sheets include a noncontrolling interest in Cercacor of $1.0 million and $1.7 million as of April 4, 2015 and January 3, 2015, respectively, which represents the value of common stock, additional paid-in capital and retained earnings of Cercacor that are not available to the Company. In addition, the condensed consolidated balance sheets include, net of intercompany eliminations, total assets of $6.5 million and $7.2 million as of April 4, 2015 and January 3, 2015, respectively, related to Cercacor. Cercacor’s total assets as of April 4, 2015 included $4.8 million for intangible assets and $1.0 million for property and equipment. Cercacor’s total assets as of January 3, 2015 included $4.7 million for intangible assets and $1.2 million for property and equipment. The Company’s condensed consolidated balance sheets include total liabilities related to Cercacor, net of intercompany eliminations, of $1.5 million as of April 4, 2015 and $1.2 million as of January 3, 2015.
For the foreseeable future, the Company anticipates that it will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a VIE under such accounting guidance, the Company may discontinue consolidating the entity.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The changes in noncontrolling interest for Cercacor were as follows (in thousands):

Three Months Ended April 4, 2015
Noncontrolling interest, beginning of period	$1,742
Increase in additional paid-in capital of noncontrolling interest	4
Net loss attributable to noncontrolling interest	701
Noncontrolling interest, end of period	$1,045
4. Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments that are readily convertible into known amounts of cash, to be cash equivalents. As of April 4, 2015, the Company’s cash balance was $78.3 million, which was comprised of checking accounts. Additionally, the Company had cash equivalents of $57.4 million, which consisted of $43.5 million of bank time deposits and $13.9 million of money market funds. As of January 3, 2015, the Company’s cash balance was $92.9 million, comprised of primarily checking accounts. Additionally, the Company had cash equivalents of $41.6 million, consisting of $40.5 million of bank time deposits and $1.1 million of money market funds.
5. Inventories
Inventories consist of the following (in thousands):

	April 4, 2015	January 3, 2015
Raw materials	$37,289	$33,056
Work-in-process	6,839	6,020
Finished goods	25,444	30,642
Total inventories	$69,572	$69,718
6. Other Current Assets
Other current assets consist of the following (in thousands):

	April 4, 2015	January 3, 2015
Royalties receivable	$7,000	$7,200
Prepaid expenses	9,197	9,816
Employee loans and advances	377	385
Other current assets	6,986	4,070
Total other current assets	$23,560	$21,471

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

7. Property and Equipment
Property and equipment, net, consists of the following (in thousands):

	April 4, 2015	January 3, 2015
Machinery and equipment	$39,383	$38,588
Building and improvements	38,027	30,678
Land	22,894	22,894
Computer equipment	13,563	13,035
Tooling	12,603	12,317
Leasehold improvements	9,800	9,912
Furniture and office equipment	6,965	4,864
Demonstration units	948	972
Vehicles	45	45
Construction-in-progress	23,139	25,731
Total property and equipment	167,367	159,036
Accumulated depreciation and amortization	(58,702)	(57,084)
Property and equipment, net	$108,665	$101,952
Approximately $20.2 million of construction-in-progress is related to the purchase and renovation costs incurred in connection with the Company’s new corporate headquarters and research and development facility in Irvine, California, of which approximately $4.1 million is still recorded in accounts payable.
The gross value of furniture and office equipment under capital lease obligations was $0.6 million as of both April 4, 2015 and January 3, 2015, with accumulated depreciation of $0.4 million for each April 4, 2015 and January 3, 2015, respectively.
8. Intangible Assets
Intangible assets, net, consist of the following (in thousands):

	April 4, 2015	January 3, 2015
Cost:
Patents	$20,755	$20,459
Customer relationships	7,669	7,669
Acquired technology	5,580	5,580
Trademarks	3,681	3,562
Capitalized software development costs	2,066	2,066
Other	1,505	1,450
Total cost	$41,256	$40,786
Accumulated amortization:
Patents	(6,988)	(6,649)
Customer relationships	(2,045)	(1,853)
Acquired technology	(1,531)	(1,392)
Trademarks	(924)	(866)
Capitalized software development costs	(1,477)	(1,440)
Other	(936)	(815)
Total accumulated amortization	$(13,901)	$(13,015)
Net carrying amount	$27,355	$27,771
Total amortization expense for the three months ended April 4, 2015 and March 29, 2014 was $1.2 million and $0.8 million, respectively. All of these intangible assets have a 10 year weighted average amortization period. Estimated amortization expense for future fiscal years is as follows (in thousands):

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Fiscal year	Amount
2015 (balance of year)	$3,272
2016	3,081
2017	2,961
2018	2,608
2019	2,341
Thereafter	13,092
Total	$27,355
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	April 4, 2015	January 3, 2015
Accrued customer rebates, fees and reimbursements	$17,720	$11,645
Accrued stock repurchases	6,078	—
Accrued taxes	2,991	4,372
Accrued warranty	1,480	1,416
Accrued other	9,346	7,108
Total accrued liabilities	$37,615	$24,541
10. Long Term Debt
Long term debt consists of the following (in thousands):

	April 4, 2015	January 3, 2015
Revolving line of credit	$125,000	$125,000
Long term portion of capital lease obligations acquisition	108	145
Total long term debt	$125,108	$125,145
In September 2014, the Company executed Amendment No. 1 to Credit Agreement (Amendment 1) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender (JPMorgan), and Bank of America, N.A., as a Lender (BofA). Amendment 1 modified the credit agreement dated April 23, 2014, by and among the Company, the Lenders from time to time party thereto and JPMorgan (the Credit Agreement and collectively with Amendment 1, the Amended Credit Agreement). The Amended Credit Agreement increased the Company’s borrowing capacity by $125.0 million, bringing the total available borrowing capacity to $250.0 million with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity up to $350.0 million in the future. The Amended Credit Agreement also provides for a sublimit of up to $50.0 million for the issuance of letters of credit and a sublimit of $75.0 million for borrowings in specified foreign currencies. All unpaid principal under the Amended Credit Agreement will become due and payable on September 29, 2019.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
As of April 4, 2015, the Amended Credit Agreement had an outstanding Eurodollar draw of $125.0 million at an effective interest rate of 1.4375%, and the Company was in compliance with all of its covenants.
11. Stock Repurchase Program
In February 2013, the Company’s board of directors authorized the repurchase of up to 6.0 million shares of the Company’s common stock under a stock repurchase program. In October 2014, the Company’s board of directors increased the number of shares of the Company’s common stock authorized for repurchase by 3.0 million shares, bringing the total number of shares of the Company’s common stock authorized under such repurchase program from inception to 9.0 million. The stock repurchase program may be carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the three months ended April 4, 2015, approximately 0.3 million shares were repurchased at an average cost of $32.89 per share for a total repurchase cost of $8.2 million, of which approximately $6.1 million is recorded in accrued liabilities as of April 4, 2015. During the three months ended March 29, 2014, no shares were repurchased.
12. Share-Based Compensation
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s stock option plans are as follows (in thousands, except for exercise prices):

	Three Months Ended April 4, 2015
	Shares	Average Exercise Price
Options outstanding, beginning of period	9,956	$23.59
Granted	282	$30.41
Canceled	(52)	$22.46
Exercised	(273)	$18.31
Options outstanding, end of period	9,913	$23.93
Options exercisable, end of period	6,114	$24.07
Options available for grant, end of period	5,528
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s share-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
Risk-free interest rate	1.3% to 1.8%	1.5% to 1.6%
Expected term (in years)	5.5	5.1
Estimated volatility	33.5% to 37.4%	32.5% to 32.8%
Expected dividends	0%	0%
Weighted-average fair value of options granted	$10.35	$8.89

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The total share-based compensation expense for the three months ended April 4, 2015 and March 29, 2014 was $2.9 million and $2.6 million, respectively.
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of April 4, 2015 was $95.7 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of April 4, 2015 was $58.6 million. The aggregate intrinsic value of options exercised during the three months ended April 4, 2015 and March 29, 2014 was $3.3 million and $1.5 million, respectively.
The unrecognized share-based compensation as of April 4, 2015 was $23.1 million related to unvested options granted after January 1, 2006. The weighted-average remaining contractual term of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of April 4, 2015 was 5.9 years. The weighted-average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of April 4, 2015 was 4.3 years.
13. Commitments and Contingencies
Leases
The Company leases its facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through December 2020. Certain facility leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight-line method based on total lease payments. The Company has received leasehold improvement incentives in connection with certain leased facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of April 4, 2015 and January 3, 2015, rent expense accrued in excess of the amount paid aggregated $0.4 million for each period, which is classified as other liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company leases automobiles in Europe that are classified as operating leases and expire at various dates through January 2016. The majority of these leases are non-cancelable. The Company also has outstanding capital leases for office equipment and computer equipment, all of which are non-cancelable.
Future minimum lease payments under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands) (including interest):

	As of April 4, 2015
	Operating Leases	Capital Leases	Total
2015 (balance of year)	$3,838	$16	$3,854
2016	4,253	88	4,341
2017	2,642	82	2,724
2018	2,083	8	2,091
2019	1,908	8	1,916
Thereafter	1,033	3	1,036
Total	$15,757	$205	$15,962
Rental expense related to operating leases was $1.5 million and $1.6 million for the three months ended April 4, 2015 and March 29, 2014, respectively. The Company leases office equipment and computer equipment, which have interest rates ranging from 4.3% to 12.0% per year and mature on various dates from May 2015 through February 2017.
Employee Retirement Savings Plan
The Company maintains a 401(k) plan, the Masimo Retirement Savings Plan (the Plan), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the Plan on a discretionary basis. The Company contributed $0.6 million to the Plan for each of the three months ended April 4, 2015 and March 29, 2014.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Employment and Severance Agreements
As of April 4, 2015, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary with annual increases at the discretion of the Compensation Committee of the Company’s board of directors. The employment agreement provides for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement has an initial term of three years, with automatic daily renewal, unless either the Company or the executive notifies the other party of non-renewal of the agreement. Also, under this employment agreement, the key employee may be entitled to receive certain salary, equity, tax, medical and life insurance benefits if he is terminated by the Company, if he terminates his employment for good reason under certain circumstances or if there is a change in control of the Company.
As of April 4, 2015, the Company had severance plan participation agreements with seven of its executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $71.6 million of purchase commitments as of April 4, 2015, which are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of April 4, 2015, there were approximately $0.4 million of such unsecured bank guarantees outstanding.
The Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies, in certain circumstances, the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of April 4, 2015, the Company has not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash deposits in U.S. Treasury bills and money market accounts with major financial institutions. As of April 4, 2015, the Company had $78.3 million of bank balances, of which $3.2 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations. As of April 4, 2015, the Company had $13.9 million in money market funds and $43.5 million of bank time deposits that are not guaranteed by the U.S. Federal government.
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
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended April 4, 2015 and March 29, 2014, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $86.3 million and $75.2 million, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

As of April 4, 2015, two different just-in-time distributors each represented 11% and 7% of the accounts receivable balance, respectively. As of January 3, 2015, three different just-in-time distributors each represented 9%, 6% and 5% of the accounts receivable balance, respectively.
For the three months ended April 4, 2015, the Company had sales through two just-in-time distributors, which each represented 14% and 13% of the total revenue, respectively. For the three months ended March 29, 2014, the Company had sales through two just-in-time distributors, which each represented 15% and 9% of the total revenue, respectively.
For the three months ended April 4, 2015 and March 29, 2014, the Company recorded $7.2 million and $7.6 million, respectively, in royalty revenues from Covidien pursuant to the original settlement agreement and amendments. In exchange for these royalty payments, the Company has provided Covidien the ability to ship its patent infringing product with a covenant not to sue Covidien as long as Covidien abides by the terms of the agreement. The current royalty rate is 7.75% and the amended agreement can be terminated by Covidien upon 60 days written notice.
Litigation
On February 3, 2009, the Company filed a patent infringement suit in the U.S. District Court for the District of Delaware against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH (collectively, Philips) related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. On June 15, 2009, Philips answered the Company’s complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against the Company as well as counterclaims seeking declaratory judgments of invalidity of the patents asserted by the Company against Philips. On July 9, 2009, the Company filed its answer denying Philips’ counterclaims and asserting various defenses. The Company also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against the Company. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. In addition, the Company asserted additional patents in 2012, and the Court ordered that these patents and some of the originally asserted patents be tried in a second phase. On May 23, 2014, Philips filed a motion for leave to amend its answer and counterclaims to allege inequitable conduct. The Court granted Philips’ motion for leave to amend. A jury trial commenced on September 15, 2014 with respect to two of the Company’s patents and one of Philips’ patents. On October 1, 2014, the jury determined that both of the Company’s patents were valid and that the damages amount for Philips’ infringement was $466.8 million. The jury also determined that the Company did not infringe the Philips patent. Philips has indicated that it intends to file post-trial motions and to appeal the jury verdict. The Court held a bench trial on the remaining equitable defenses raised by Philips and heard oral arguments on the post-trial motions. The trial schedule for the patents in the second phase has not yet been set. The Company believes that it has good and substantial defenses to the antitrust and patent infringement claims asserted by Philips. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
On March 6, 2013, Shenzhen Mindray filed a complaint against the Company under the Anti-Unfair Competition Law of the People’s Republic of China before the Shenzhen Municipal Intermediate People’s Court, alleging violation of PRC competition laws. On March 10, 2014, the Guangdong Higher People’s Court of PRC held that the Shenzhen Court did not have jurisdiction. On December 23, 2014, the Supreme People’s Court of PRC reversed the Guangdong Court’s ruling. Following the Supreme People’s Court’s ruling, the case was remanded to the Shenzhen Court for a ruling on the merits of Shenzhen Mindray’s claims. Shenzhen Mindray also filed a complaint in Shenzhen Intermediate People’s Court against the Company and Shenzhen Comen Medical Instruments on February 6, 2015, alleging infringement of Chinese Patent No. 00808884.5. Additionally, there was a separate lawsuit filed against Masimo Sweden AB on the same day and in the same court alleging infringement of Chinese Patent No. 200710305061.9. The Company believes it has good and substantial defenses to Shenzhen Mindray’s claims, but here is no guarantee the Company will prevail in these suits.
On December 10, 2013, the Company filed suit against Mindray DS USA, Inc., Shenzhen Mindray and Mindray Medical International Ltd. in the Superior Court of New Jersey. The complaint alleges breach of contract and related claims. In January 2014, Mindray USA removed the case to the U.S. District Court for the District of New Jersey. In February 2014, the Company filed a motion to remand the action to the Superior Court of New Jersey. In May 2014, Mindray USA, Inc. filed an answer and counterclaims in the U.S. District Court asserting patent infringement and federal antitrust counterclaims. On January 7, 2015, the U.S. District Court remanded the action to the Superior Court of New Jersey. On January 22, 2015, Mindray USA filed an answer and counterclaims in the Superior Court of New Jersey asserting patent infringement and federal antitrust counterclaims, and again removed the case to the U.S. District Court of the District of New Jersey. On January 29, 2015, Mindray USA, Shenzhen Mindray and Mindray Medical International, Ltd. filed separate motions to dismiss the action, each of which is currently pending before the U.S. District Court. On February 23, 2015, the Company filed a motion to remand the case to the Superior Court of New Jersey, which is currently pending before the U.S. District Court. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.
In September 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware by Joseph Ausikaitis naming certain of the Company’s directors and certain executive officers as defendants and the Company as the nominal defendant. The lawsuit alleges claims of breach of fiduciary duty and unjust enrichment in connection with the grant or receipt of stock options under the Company’s 2007 Stock Incentive Plan and related policies. The lawsuit seeks unspecified money damages on the Company’s behalf from the officer and director defendants, various forms of equitable and/or injunctive relief, attorneys’ and other professional fees and costs and various other forms of relief. In November 2012, the defendants filed a motion to dismiss the action, which was denied by the Court in July 2013. On October 14, 2014, the Company filed motions for summary judgment. On October 15, 2014, the plaintiff filed a motion for summary judgment. On April 10, 2015, the Company entered into a binding Memorandum of Understanding providing for an agreement to settle the lawsuit, subject to Court approval. The settlement was memorialized in a written Stipulation of Settlement, which was presented to the Court for approval, and the Court has vacated all trial and other dates pending a motion for approval of the settlement. Under the terms of the proposed settlement, the Company would not pay or receive any money. Consequently, the Company does not expect this case to have a material impact on its consolidated financial position, results of operations or cash flows.
In April 2011, the Company was informed by the United States Attorney’s Office for the Central District of California, Civil Division, that a qui tam complaint had been filed against the Company in the U.S. District Court for the Central District of California by three of the Company’s former physician office sales representatives. The qui tam complaint alleged, among other things, that the Company’s noninvasive hemoglobin products failed to meet their accuracy specifications, and that the Company misled the U.S. Food and Drug Administration (FDA) and customers regarding the accuracy of the products. In November 2011, the United States declined to intervene in the case, and in October 2013, the District Court granted summary judgment in the Company’s favor. The former sales representatives have appealed the District Court’s decision.
In September 2011, two of the same former sales representatives filed employment-related claims against the Company in arbitration also stemming from their allegations regarding the Company’s noninvasive hemoglobin products. On January 16, 2014, the Company was notified that the arbitrator awarded the plaintiffs approximately $5.4 million in damages, which the

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Company accrued in fiscal 2013. In addition, the Company’s insurance carrier notified the Company that it believed certain defense costs related to the arbitration may no longer be reimbursable in view of the arbitration decision. As a result, the Company accrued a liability of $2.6 million in fiscal 2013 for the costs estimated to have been paid by the insurance carrier. The Company challenged the arbitration award in the U.S. District Court for the Central District of California, and on April 3, 2014, the District Court vacated the award. Accordingly, the Company reversed the $8.0 million charge in the quarter ended March 29, 2014. The former sales representatives have appealed the District Court’s decision. The Company is unable to predict the final outcome of the qui tam and employment matters. A reversal of the District Court’s decision in either matter could have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.
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
On January 2, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California by Physicians Healthsource, Inc. The complaint alleges that the Company sent unsolicited facsimile advertisements in violation of the Junk Fax Protection Act of 2005 and related regulations. The complaint seeks $500 for each alleged violation, treble damages if the District Court finds the alleged violations to be knowing, plus interest, costs and injunctive relief. On April 14, 2014, the Company filed a motion to stay the case pending a decision on a related petition filed by the Company with the Federal Communications Commission (FCC). On May 22, 2014, the District Court granted the motion and stayed the case pending a ruling by the FCC on the petition. On October 30, 2014, the FCC granted some of the relief and denied some of the relief requested in the petition. Both parties appealed the FCC’s decision on the petition. On November 25, 2014, the District Court granted the parties’ joint request that the stay remain in place pending a decision on the appeal. The Company believes it has good and substantial defenses to the claims, but there is no guarantee that the Company will prevail.
On January 31, 2014, an amended putative class action complaint was filed against the Company in the U.S. District Court for the Northern District of Alabama by and on behalf of two participants in the Surfactant, Positive Pressure, and Oxygenation Randomized Trial at the University of Alabama. On April 21, 2014, a further amended complaint was filed adding a third participant. The complaint alleges product liability and negligence claims in connection with pulse oximeters the Company modified and provided at the request of study investigators for use in the trial. A previous version of the complaint also alleged a wrongful death claim, which the Court dismissed on January 22, 2014. The amended complaint seeks unspecified damages, costs, interest, attorney fees and injunctive and other relief. On January 30, 2015, the Company filed a motion for summary judgment, which is currently pending before the Court. The Company believes it has good and substantial defenses to the remaining claims, but there is no guarantee that the Company will prevail.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended
	April 4, 2015		March 29, 2014
Geographic Area by Destination
North and South America	$111,478	75.7%	$92,652	70.1%
Europe, Middle East and Africa	24,061	16.3	27,012	20.4
Asia and Australia	11,818	8.0	12,568	9.5
Total product revenue	$147,357	100.0%	$132,232	100.0%
United States	$107,276		$88,047

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

15. Income Taxes
The Company has provided for income taxes in fiscal 2015 interim periods based on the estimated effective income tax rate for the complete fiscal year. The income tax provision is computed on the estimated pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. Deferred tax assets and liabilities are determined based on the future tax consequences associated with temporary differences between income and expenses reported for accounting and tax purposes. A valuation allowance for deferred tax assets is recorded to the extent that the Company cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.
Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. A valuation allowance has been previously recorded against all of the deferred tax assets of Cercacor. On a quarterly basis, Cercacor’s management reassesses the need for these valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. Cercacor continues to maintain a full valuation allowance as of April 4, 2015 against its net deferred tax assets.
As of April 4, 2015, the liability for income taxes associated with uncertain tax positions was approximately $8.3 million. If fully recognized, approximately $6.9 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
The Company conducts business in multiple jurisdictions and, as a result, one or more of the Company’s subsidiaries files income tax returns in U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters through fiscal year 2010. All material state, local and foreign income tax matters have been concluded through fiscal year 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to our stock repurchase program; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” the negative versions of these terms and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission (SEC) filings, including our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, which we filed with the SEC on February 17, 2015. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.
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
We invented Masimo Signal Extraction Technology® (Masimo SET®) measure-through-motion and low-perfusion pulse oximetry monitoring to address the primary limitations of conventional pulse oximetry. Pulse oximetry is the noninvasive measurement of the oxygen saturation level of arterial blood, which delivers oxygen to the body’s tissues, and pulse rate. Pulse oximetry is one of the most common measurements taken in and out of hospitals around the world. Masimo SET® pulse oximetry is proven by more than 100 independent studies and thousands of clinical evaluations. We believe that Masimo SET® is trusted by clinicians to safely monitor approximately 100 million patients each year. Compared to other pulse oximeters during patient motion and low-perfusion conditions, Masimo SET® provides measurements when other pulse oximeters cannot, significantly reduces false alarms (specificity), and accurately detects true alarms (sensitivity) that can indicate a deteriorating patient condition. The use of Masimo SET® pulse oximetry has also been shown to improve patient outcomes by helping clinicians reduce retinopathy of prematurity (ROP) in neonates, screen newborns for critical congenital heart disease (CCHD), reduce ventilator weaning time and arterial blood gas measurements in the intensive care unit (ICU), and save lives and costs while reducing rapid response activations and ICU transfers on the general floor.
Since introducing Masimo SET®, we have continued to innovate by introducing additional breakthrough noninvasive measurements that go beyond arterial blood oxygen saturation and pulse rate, and which create new market opportunities in both the hospital and non-hospital care settings. Our product offerings have expanded significantly over the years to include noninvasive optical blood constituent monitoring, optical organ oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring and optical gas monitoring. In addition, we have developed the Root® patient monitoring and connectivity platform and Patient SafetyNet™ remote patient surveillance monitoring system.
Our Masimo rainbow® SET® platform leverages our Masimo SET® technology and incorporates licensed rainbow® technology to enable real-time monitoring of additional noninvasive measurements. Our rainbow® SET® platform includes our rainbow® SET® Pulse CO-Oximetry products, which we believe are the first devices cleared by the U.S. Food and Drug Administration (FDA) to noninvasively and continuously monitor multiple blood-based measurements using multiple wavelengths of light, which previously was only possible through intermittent invasive procedures. In addition to monitoring oxygen saturation (SpO2), pulse rate (PR), perfusion index (PI), Pleth Variability Index (PVI®) and Respiration Rate from Pleth (RRp™), Masimo rainbow® SET® Pulse CO-Oximetry has the unique ability to measure and distinguish oxygenated hemoglobins from certain dyshemoglobins, hemoglobins that are incapable of transporting oxygen, and allows for the rapid noninvasive monitoring of hemoglobin (SpHb®), carboxyhemoglobin (SpCO®) and methemoglobin (SpMet®). The Masimo rainbow® SET platform also allows for monitoring of arterial oxygen saturation even under the presence of carboxyhemoglobin and methemoglobin, known as fractional arterial oxygen saturation (SpfO2™). Additionally, the rainbow® SET platform also allows for the calculation of Oxygen Content (SpOC®) and Oxygen Reserve Index (ORI™). Although RRp™, SpfO2™ and ORI™ have received CE Mark, they are not currently available for sale in the U.S.
Our O3™ regional oximetry monitoring, also known as tissue oximetry and cerebral oximetry monitoring, uses near-infrared spectroscopy to provide for continuous measurement of tissue oxygen saturation (rSo2) to help detect regional hypoxemia that pulse oximetry alone can miss. In addition, our Root® patient monitor and O3™ sensors can automate the differential analysis of regional to central oxygen saturation. O3™ monitoring is as simple as applying O3™ regional oximetry sensors to the forehead and connecting our O3™ Masimo Open Connect™ (MOC-9™) module to any Root® monitor through one of its three MOC-9™ ports. O3™ regional oximetry is currently intended for use in subjects larger than 40 kg (approximately 88 lbs) and has received the CE Mark, but is not currently available for sale in the U.S.
Brain function monitoring is most commonly used during surgery to help clinicians avoid over-and under-titration of anesthesia and sedation. Our SedLine® brain function monitoring product measures the brain’s electrical activity by detecting electroencephalogram (EEG) signals. In contrast to whole scalp EEG monitoring, which is used for diagnostic purposes, this form of EEG monitoring is often referred to as processed EEG monitoring, or brain function monitoring. Brain function monitors display the patient’s EEG waveforms, but these are difficult for clinicians to interpret, so the EEG signals are processed and displayed as a single index that gives a continuous, quantitative indication of the patient’s depth of anesthesia and sedation. Our SedLine® brain function monitoring technology can now be delivered through the MOC-9™ connectivity port within our Root® patient monitoring and connectivity platform that integrates our breakthrough rainbow® and SET® measurements with multiple additional parameters, such as SedLine®. In addition, our SedLine® brain function monitoring technology also displays raw EEG waveforms, the Patient State Index (PSI) and the Density Spectral Array view.
Our sound-based monitoring technology, rainbow Acoustic Monitoring™ (RAM™) enables noninvasive monitoring of respiration rate (RRa®). For patients requiring accurate and sensitive respiration rate monitoring, we believe that RRa® has been shown to better detect pauses in breathing than respiration rate measurements from other capnography technologies. The RRa® measurement also provides an important visual indication of breathing through the displayed acoustic waveform. Multiple clinical studies have shown that the noninvasive measurement of RRa® provides as good or better accuracy to monitor respiration rate as end tidal CO2 monitoring, and can reliably detect respiratory pause episodes, defined as a cessation of breathing for 30 seconds or more. When used with other clinical variables, RRa® may help clinicians assess respiratory depression and respiratory distress earlier and more often to help determine treatment options and potentially enable earlier interventions.
Our portfolio of capnography and gas monitoring products include external “plug-in-and-measure” capnography and gas analyzers, integrated modules, and handheld capnograph and capnometer devices. These products have the ability to measure multiple expired gases, such as carbon dioxide (CO2), nitrous oxide (N2O), oxygen (O2) and other anesthetic agents. In the case of capnography, respiration rate is also calculated from the CO2 waveform. These measurements are possible through either mainstream monitoring, which samples gases from a ventilated patient’s breathing circuit, or sidestream monitoring, which samples gases from a breathing circuit in mechanically ventilated patients or through a cannula or mask in spontaneously breathing patients.In addition, our EMMA™ Capnograph with waveform display offers clinicians greater assessment of EtCO2 and respiration rate, as well as assists in recognition of return to spontaneous circulation, for a variety of clinical settings, including emergency medicine and transport, operating rooms (ORs), ICUs, patient rooms and clinics. EMMA™ fits in the palm of the hand, and we believe it is the smallest and most portable capnograph in the world.
Root® is a powerful patient monitoring and connectivity platform that integrates our breakthrough rainbow® and SET® measurements with multiple additional specialty measurements through its MOC-9™ connectivity ports in an integrated, clinician-centric platform. The first three MOC-9™ technologies for Root® were SedLine® brain function monitoring, Phasein™ capnography and O3™ regional oximetry. In addition, Iris™ connectivity in Root® enables 3rd party devices such as intravenous pumps and ventilators to connect through Root® and enables display, notification and documentation to the electronic medical record through our Patient SafetyNet™ solution. In combination with a Radical-7® handheld monitor, Root® will display alarm information simplifying patient care workflows and potentially helping caregivers make quicker patient assessments.
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
In January 2015, we introduced our MightySat™ fingertip pulse oximeter for personal use. MightySat™ provides oxygen saturation and pulse rate measurements and is designed for those who want reliable measurements even under extreme conditions. MightySat™ is available in three versions, each of which provides SpO2, PR, and PI measurements in a compact, battery-powered design with a large color screen that can be rotated for real-time display of the pleth waveform as well as measurements. Optional Bluetooth wireless functionality enables measurement display via a free, downloadable app on iOS and Android mobile devices, as well as the ability to trend and communicate measurements. MightySat™ is also available with optional PVI®, a measure of the dynamic changes in the PI that occur during one or more complete respiratory cycles. MightySat™ is available through online retailers such as Amazon.com. In the U.S., MightySat™ is intended for sports and aviation use only and is not intended for medical use.
Our pulse oximetry technology is generally contained on a circuit board which is placed inside a standalone pulse oximetry monitor, placed inside OEM multiparameter monitors or included as part of an external “Board-in-Cable” solution which is plugged into a port on an OEM or other device. All of these solutions use our proprietary single-patient use sensors, reusable sensors and/or cables. We sell our products to end-users through our direct sales force and certain distributors, as well as our OEM partners, for incorporation into their products. We also sell certain pulse oximetry products in the consumer market for non-medical use.
As of April 4, 2015, we estimate that the worldwide installed base of our pulse oximeters and OEM monitors that incorporate Masimo SET® and rainbow® SET was approximately 1,340,000 units, excluding handheld devices. Our installed base is the primary driver for the recurring sales of our pulse oximeter and Pulse CO-Oximeter sensors, most notably single-patient adhesive sensors.
Since inception, our mission has been to develop noninvasive monitoring solutions that improve patient outcomes and reduce the cost of patient care. We intend to continue to grow our business and improve our market position by pursuing the following strategies:

(1)	continue to expand our market share in pulse oximetry;

(2)	expand the pulse oximetry market to other patient care settings;

(3)	expand the use of rainbow® technology in hospital settings;

(4)	expand the use of rainbow® technology in non-hospital settings, including EMS providers and physician offices;

(5)
utilize our customer base and OEM relationships to market our Masimo rainbow® SET® products incorporating licensed rainbow® technology as well as our other noninvasive specialty monitoring products including capnography, gas, brain function and regional oximetry monitoring; and

(6)	continue to innovate and maintain our technology leadership position.
Our solutions and related products are based upon our Masimo SET®, rainbow® and other proprietary algorithms. This software-based technology is incorporated into a variety of product platforms depending on our customers’ specifications. Our technology is supported by a substantial intellectual property portfolio that we have built through internal development and, to a lesser extent, acquisitions and license agreements. We have exclusively licensed from Cercacor Laboratories, Inc. (Cercacor) the right to OEM selected rainbow® technology and to incorporate selected rainbow® technology into our products intended to be used by professional caregivers, including, but not limited to, hospital caregivers and alternate care facility caregivers.
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

We exclusively license from Cercacor the right to make and distribute products in the professional medical caregiver markets, which we refer to as the Masimo Market, that utilize rainbow® technology for certain non-invasive measurements, including carbon monoxide, methemoglobin, fractional arterial oxygen saturation and hemoglobin. The license is currently subject to certain specific annual minimum aggregate royalty payment obligations in the amount of $5.0 million per year. To date, we have developed and commercially released devices that measure carbon monoxide, methemoglobin and hemoglobin using licensed rainbow® technology. We also have the option to obtain exclusive licenses to make and distribute products that utilize rainbow® technology for the monitoring of other measurements, including blood glucose, in product markets where the product is intended to be used by a professional medical caregiver. For additional discussion of Cercacor, see Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Part I, Item 1. “Business—Cercacor Laboratories, Inc.” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, filed with the SEC on February 17, 2015.
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
Stock Repurchase Program
In February 2013, our board of directors authorized us to repurchase up to 6.0 million shares of our common stock under a repurchase program. In October 2014, our board of directors authorized us to repurchase up to an additional 3.0 million shares under this stock repurchase program. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. For additional information regarding our stock repurchase program, see Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Part I, Item 1.
Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended
	April 4, 2015	% of Revenue	March 29, 2014	% of Revenue
Revenue:
Product	$147,357	95.4%	$132,232	94.6%
Royalty	7,180	4.6	7,582	5.4
Total revenue	154,537	100.0	139,814	100.0
Cost of goods sold	51,432	33.3	47,513	34.0
Gross profit	103,105	66.7	92,301	66.0
Operating expenses:
Selling, general and administrative	60,799	39.3	56,122	40.1
Research and development	14,929	9.7	13,996	10.0
Litigation award and defense costs	—	—	(8,010)	(5.7)
Total operating expenses	75,728	49.0	62,108	44.4
Operating income	27,377	17.7	30,193	21.6
Non-operating income	153	0.1	200	0.1
Income before provision for income taxes	27,530	17.8	30,393	21.7
Provision for income taxes	7,708	5.0	7,902	5.7
Net income including noncontrolling interest	19,822	12.8	22,491	16.1
Net loss attributable to the noncontrolling interest	701	0.5	141	0.1
Net income attributable to Masimo Corporation stockholders	$20,523	13.3%	$22,632	16.2%

Comparison of the Three Months ended April 4, 2015 to the Three Months ended March 29, 2014
Revenue. Total revenue increased $14.7 million, or 10.5%, to $154.5 million for the three months ended April 4, 2015 from $139.8 million for the three months ended March 29, 2014. The following chart details our total product revenues by the geographic area to which the products were shipped for the three months ended April 4, 2015 and March 29, 2014 (dollars in thousands):

	Three Months Ended
	April 4, 2015		March 29, 2014		Increase/ (Decrease)	Percentage Change
North and South America	$111,478	75.7%	$92,652	70.1%	$18,826	20.3%
Europe, Middle East and Africa	24,061	16.3	27,012	20.4	(2,951)	(10.9)
Asia and Australia	11,818	8.0	12,568	9.5	(750)	(6.0)
Total Product Revenue	$147,357	100.0%	$132,232	100.0%	$15,125	11.4%
Royalty	7,180		7,582		(402)
Total Revenue	$154,537		$139,814		$14,723
Product revenues increased $15.1 million, or 11.4%, to $147.4 million for the three months ended April 4, 2015 from $132.2 million for the three months ended March 29, 2014. This increase was primarily due to higher consumable product sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 1,340,000 units at April 4, 2015, up from 1,231,000 units at March 29, 2014. Offsetting this increase was approximately $4.2 million for the impact of unfavorable movements in foreign exchange rates from the prior year period that reduced the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies, primarily in Europe and Asia. Total rainbow® product revenue decreased slightly to $12.2 million for the three months ended April 4, 2015, compared to $12.9 million for the three months ended March 29, 2014. Our royalty revenue decreased to $7.2 million for the three months ended April 4, 2015 from $7.6 million for the three months ended March 29, 2014.
Total product revenues by sales channel for three months ended April 4, 2015 and March 29, 2014 was as follows (dollars in thousands):

	Three Months Ended
	April 4, 2015		March 29, 2014		Increase/ (Decrease)	Percentage Change
Direct/Distribution	$125,055	84.9%	$111,120	84.0%	$13,935	12.5%
OEM	22,302	15.1	21,112	16.0	1,190	5.6
Total Product Revenue	$147,357	100.0%	$132,232	100.0%	$15,125	11.4%
Revenue generated through our direct and distribution sales channels increased $13.9 million, or 12.5%, to $125.1 million for the three months ended April 4, 2015, compared to $111.1 million for the three months ended March 29, 2014. During the three months ended April 4, 2015, revenues from our OEM channel rose by $1.2 million, or 5.6%, to $22.3 million from $21.1 million for the three months ended March 29, 2014.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the three months ended April 4, 2015 and March 29, 2014 was as follows (dollars in thousands):

	Three Months Ended
	April 4, 2015	Percentage of Revenue	March 29, 2014	Percentage of Revenue	Increase/ (Decrease)	Percentage Change
Product Gross Profit	$95,925	65.1%	$84,719	64.1%	$11,206	13.2%
Royalty Gross Profit	7,180	100.0	7,582	100.0	(402)	(5.3)
Total Gross Profit	$103,105	66.7%	$92,301	66.0%	$10,804	11.7%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $3.9 million for the three months ended April 4, 2015 compared to the three months ended March 29, 2014 due primarily to the increase in product revenue. Our total gross margin increased to 66.7% for the three months ended April 4, 2015 from 66.0% for the three months ended March 29, 2014. Excluding royalties, product gross margin increased to 65.1% for the three months ended April 4, 2015 from 64.1% for the three months ended March 29, 2014. This net increase in product margin was primarily due to the benefits from our continued product cost reduction efforts. These cost reduction benefits were partially offset by the unfavorable movements in foreign exchange rates from the prior year period that reduced the U.S. Dollar translation of foreign sales denominated in various foreign currencies. We incurred $1.3 million and $1.5 million in Cercacor royalty expenses for the three months ended April 4, 2015 and March 29, 2014, respectively, which have been eliminated in our condensed consolidated financial statements for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 64.2% for the three months ended April 4, 2015 and 62.9% for the three months ended March 29, 2014.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended April 4, 2015 and March 29, 2014 was as follows (dollars in thousands):

Selling, General and Administrative
Three Months Ended April 4, 2015	Percentage of Net Revenues	Three Months Ended March 29, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$60,799	39.3%	$56,122	40.1%	$4,677	8.3%
Selling, general and administrative expenses increased $4.7 million, or 8.3%, for the three months ended April 4, 2015 compared to the three months ended March 29, 2014. This increase was primarily attributable to higher legal and professional fees of approximately $2.3 million, increased occupancy costs of $1.0 million and higher headcount and headcount related expenses of approximately $0.8 million. Share-based compensation expense of approximately $2.0 million and $2.1 million was included in selling, general and administrative expenses for the three months ended April 4, 2015 and March 29, 2014, respectively. Approximately, $1.8 million and $1.6 million of medical device excise tax was included in selling, general and administrative expenses for the three months ended April 4, 2015 and March 29, 2014, respectively. Also included in total selling, general and administrative expenses were $0.7 million of expenses incurred by Cercacor for each of the three months ended April 4, 2015 and March 29, 2014.
Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended April 4, 2015 and March 29, 2014 was as follows (dollars in thousands):

Research and Development
Three Months Ended April 4, 2015	Percentage of Net Revenues	Three Months Ended March 29, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$14,929	9.7%	$13,996	10.0%	$933	6.7%
Research and development expenses increased slightly by $0.9 million, or 6.7%, for the three months ended April 4, 2015 compared to the three months ended March 29, 2014. This increase was primarily due to higher headcount related costs of approximately $0.9 million. Included in research and development expenses was approximately $0.7 million and $0.4 million of share-based compensation expense for the three months ended April 4, 2015 and March 29, 2014, respectively. Also included in total research and development expenses were $1.4 million and $0.9 million of engineering expenses incurred by Cercacor for the three months ended April 4, 2015 and March 29, 2014, respectively.
Litigation Award and Defense Costs. Litigation award and defense costs for the three months ended April 4, 2015 and March 29, 2014 was as follows (dollars in thousands):

Litigation Award and Defense Costs
Three Months Ended April 4, 2015	Percentage of Net Revenues	Three Months Ended March 29, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$—	—%	$(8,010)	(5.7)%	$8,010	—%
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

Non-operating income. Non-operating income consists primarily of interest income, interest expense and foreign exchange losses. Non-operating income for the three months ended April 4, 2015 and March 29, 2014 was as follows (dollars in thousands):

Non-operating Income
Three Months Ended April 4, 2015	Percentage of Net Revenues	Three Months Ended March 29, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$153	0.1%	$200	0.1%	$(47)	(23.5)%
Non-operating income was $0.2 million for each of the three months ended April 4, 2015 and March 29, 2014. Non-operating income for the three months ended April 4, 2015 related primarily to $0.5 million of interest expense which was offset by $0.6 million of net realized and unrealized gains on foreign currency denominated transactions resulting primarily from the strengthening of the U.S. Dollar against the Swedish Krona which were partially offset by losses due to the strengthening of the U.S. Dollar against the Euro and British Pound. Non-operating income for the three months ended March 29, 2014 related primarily to $0.2 million of net realized and unrealized gains on foreign currency denominated transactions resulting primarily from the weakening of the U.S. Dollar against the Japanese Yen.
Provision for Income Taxes. Our provision for income taxes for the three months ended April 4, 2015 and March 29, 2014 was as follows (dollars in thousands):

Provision for Income Taxes
Three Months Ended April 4, 2015	Percentage of Net Revenues	Three Months Ended March 29, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$7,708	5.0%	$7,902	5.7%	$(194)	(2.5)%
Our provision for income taxes was $7.7 million, or an effective tax rate of 28.0%, for the three months ended April 4, 2015, compared to $7.9 million, or an effective tax rate of 26.0%, for the three months ended March 29, 2014. The higher expected tax rate for the three months ended April 4, 2015 is due to a shift in the expected geographic composition of our pre-tax income for fiscal 2015 to higher taxed jurisdictions due primarily to year over year movements in foreign exchange rates.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, funds expected to be generated from operations and funds available under our revolving credit agreement. At April 4, 2015, we had approximately $198.3 million in working capital and approximately $135.7 million in cash and cash equivalents as compared to approximately $191.2 million in working capital and approximately $134.5 million in cash and cash equivalents at January 3, 2015. We currently do not maintain an investment portfolio but have the ability to invest in various security holdings, types and maturities that meet credit quality standards in accordance with our investment guidelines.
As of April 4, 2015, we had cash totaling $66.3 million held outside of the U.S. of which approximately $10.2 million was accessible without additional tax cost and approximately $56.1 million was accessible at an incremental estimated tax cost of approximately $17.0 million. In managing our day-to-day liquidity and capital structure, we do not rely on foreign earnings as a source of funds. We currently have sufficient funds on-hand and available under our line of credit to fund our domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes with respect to any such repatriation.
In 2014, we executed Amendment No. 1 to Credit Agreement (Amendment 1) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender (JPMorgan), and Bank of America, N.A., as a Lender (BofA). Amendment 1 modifies our existing credit agreement dated April 23, 2014 with JPMorgan (the Credit Agreement and, collectively with Amendment 1, the Amended Credit Agreement). The Amended Credit Agreement increases our current borrowing capacity by $125.0 million, bringing the total available borrowing capacity to $250.0 million, with an option, subject to certain conditions, to increase the aggregate borrowing capacity up to $350.0 million in the future. All unpaid principal under the Amended Credit Agreement will become due and payable on September 29, 2019. See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
During the three months ended April 4, 2015, we received $7.4 million from Covidien for royalties related to their U.S. sales pursuant to the terms of our amended settlement agreement. Based on the terms of such agreement, as of April 4, 2015, Covidien has the right to stop paying us royalties, subject to certain notice requirements. See “Covidien may seek to avoid paying any royalties to us, which would significantly reduce our royalty revenue and total revenues and adversely affect our business, financial condition and results of operations” under Part II, Item 1A - Risk Factors, in this Quarterly Report on Form 10-Q.
Cash Flows

The following table summarizes our cash flows (in thousands):
	Three Months Ended
	April 4, 2015	March 29, 2014
Net cash provided by (used in):
Operating activities	$19,124	$24,226
Investing activities	(17,897)	(3,931)
Financing activities	2,336	1,830
Effect of foreign currency exchange rates on cash	(2,296)	(62)
Increase in cash and cash equivalents	$1,267	$22,063
Operating Activities. Cash provided by operating activities was $19.1 million in the three months ended April 4, 2015 arising primarily from net income of $19.8 million, non-cash activity for depreciation and amortization of $3.8 million and share-based compensation of $2.9 million. In addition, deferred revenue and accrued liabilities increased by $1.9 million and $7.2 million, respectively, all due to the timing of payments; and accounts receivable decreased by $2.8 million due to the timing of collections. These sources of cash were primarily offset by other changes in operating assets and liabilities related to an increase in other assets of $6.7 million due primarily to an increase in prepaid discounts; a decrease in accounts payable of $3.1 million related to the timing of payments; and a decrease in accrued compensation of $10.8 million due to the payment of the fiscal year 2014 annual bonuses.
Cash provided by operating activities was $24.2 million for the three months ended March 29, 2014 arising primarily from net income of $22.5 million, non-cash activity for depreciation and amortization of $3.0 million, share-based compensation of $2.6 million and a provision for deferred taxes of $2.9 million. In addition, accounts payable increased by $5.9 million and prepaid income taxes decreased by $2.8 million, both due to the timing of payments; and accounts receivable decreased by $2.5 million due to the timing of cash receipts from customers. These sources of cash were primarily offset by an decrease in accrued liabilities and accrued compensation of $6.6 million and $7.0 million, respectively, due to the timing of payments.
Investing Activities. Cash used in investing activities for the three months ended April 4, 2015 was $17.9 million, consisting primarily of $17.2 million for purchases of property and equipment and $0.7 million of intangible assets related to capitalized patent and trademark costs. Cash used in investing activities for the three months ended March 29, 2014 was $3.9 million, consisting of $3.0 million for purchases of property and equipment to support our manufacturing operations and $0.9 million for the increase in intangible assets related to capitalized patent and trademark costs.
Financing Activities. Cash provided by financing activities for the three months ended April 4, 2015 was $2.3 million, primarily due to proceeds from the issuance of common stock (upon exercise of options) totaling $4.6 million offset by common stock repurchase transactions that settled during the quarter totaling $2.2 million. Cash used in financing activities for the three months ended March 29, 2014 was $1.8 million, primarily due to proceeds from the issuance of common stock (upon exercise of options) totaling $1.9 million
Capital Resources and Prospective Capital Requirements
As of April 4, 2015, we had an outstanding balance of $125.0 million under our Amended Credit Agreement, and with the execution of Amendment 1 in 2014, we had additional available capacity of $125.0 million under the Amended Credit Agreement. We also had an outstanding balance of $0.2 million resulting from capital leases related to office and computer equipment. We had no other debt obligations and are in compliance with all bank covenants.
In February 2013, our board of directors authorized the repurchase of up to 6.0 million shares of our common stock under a repurchase program. In October 2014, our board of directors authorized us to repurchase up to an additional 3.0 million shares under this stock repurchase program. During the three months ended April 4, 2015, approximately 0.3 million shares were repurchased at an average cost of $32.89 per share. As of April 4, 2015, approximately 3.3 million shares remained authorized for repurchase under the current program. For additional information regarding our stock repurchase program, see Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Part I, Item 1.

We expect to fund our future operating, investing and financing activities through our available cash, future cash from operations, funds available under our Amended Credit Agreement and other potential sources of capital. In addition to funding our normal working capital requirements, we anticipate additional capital purchases related to renovating our new corporate headquarters. We also anticipate that we will continue to repurchase stock under our authorized stock repurchase program subject to the availability of our stock, general market conditions, the trading price of our stock, available capital, alternative uses for capital and our financial performance. Possible additional uses of cash may include the acquisition of technologies or technology companies. The amount and timing of our actual investing activities will vary significantly depending on numerous factors, including the timing and amount of costs related to the renovation of our new corporate headquarters facility and other capital expenditures, costs of product development efforts, stock repurchase activity and costs related to our domestic and international regulatory requirements. Despite these investment requirements, we anticipate that our existing cash and cash equivalents, as well as amounts available under the Amended Credit Agreement, will be sufficient to meet our working capital requirements, capital expenditures and other operational funding needs for at least the next 12 months.
Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we engaged in these relationships. As of April 4, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of net revenues, expenses, assets and liabilities. We regularly evaluate our estimates and assumptions related to our critical accounting policies, including revenue recognition and deferred revenue, inventory and related reserves for excess or obsolete inventory, allowance for doubtful accounts, share-based compensation, goodwill, deferred taxes and related valuation allowances, uncertain tax positions, tax contingencies, litigation costs and loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. Changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact on our condensed consolidated financial statements and future results of operations may be material. For a description of our critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015 filed with the SEC on February 17, 2015. There have been no material changes to any of our critical accounting policies during the three months ended April 4, 2015.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuations in interest expense is limited to interest associated with our outstanding capital lease arrangements, which have fixed interest rates, and any borrowings under our Amended Credit Agreement and any amendments thereto. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at April 4, 2015. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.
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
Our primary foreign currency exchange rate exposures are with the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound, Mexican Peso and Australian Dollar, against the U.S. Dollar. Foreign currency exchange rates have experienced significant movements recently, particularly when compared to the same prior year period, and such volatility may continue in the future. Specifically, during the three months ended April 4, 2015, we estimate that the strengthening of the U.S. Dollar, relative to the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound and Australian Dollar, negatively impacted our revenues by $4.2 million when compared to foreign exchange rates from the prior year period. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of a 10% change in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
There has been no change in our internal control over financial reporting during the quarter ended April 4, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The information set forth in Note 13 to the condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
Before you decide to invest or maintain an interest in our common stock, you should consider carefully the risks described below, which have been updated since the filing of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, filed with the SEC on February 17, 2015, together with the other information contained in this Quarterly Report on Form 10-Q, and any recent Current Reports on Form 8-K. We believe the risks described below are the risks that are material to us as of the date of this Quarterly Report on Form 10-Q. Other risks and uncertainties, including those not presently known to us or that we do not currently consider material, may also impair our business operations. If any of the following risks comes to fruition, our business, financial condition, results of operations and growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment or interest.
Risk factors marked with an asterisk (*) below include a substantive change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, filed with the SEC on February 17, 2015.
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
A number of our competitors have substantially greater capital resources, larger customer bases and larger sales forces, have established stronger reputations with specific customers, and have built relationships with Group Purchasing Organizations (GPOs) that are more effective than ours. Our Masimo SET® platform faces additional competition from companies developing products for use with third-party monitoring systems, as well as from companies that currently market their own pulse oximetry monitors.
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
We are party to a settlement agreement with Covidien, which was recently acquired by Medtronic plc. Under the current settlement agreement, we earn royalties on Covidien’s total U.S. based pulse oximetry sales. For the three months ended April 4, 2015 and March 29, 2014, our royalties from the Covidien settlement agreement totaled approximately $7.2 million and $7.6 million, respectively. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share. As a result, an elimination of royalties that we earn under the settlement agreement in the future would have a significant impact on our revenue, gross margins, operating income and earnings per share.
On January 28, 2011, we entered into a second amendment to the settlement agreement with Covidien. As part of this amendment, which became effective on March 15, 2011, Covidien agreed to pay us a royalty at a rate of 7.75% of its U.S. pulse oximetry revenue, as that term is defined in the January 28, 2011 second amendment. Pursuant to the second amendment, in exchange for this royalty payment, we provided Covidien with a covenant not to sue for its current pulse oximetry products, but not for any other technologies that Covidien may add. As of April 4, 2015, Covidien has the right to stop paying us royalties, subject to certain notice requirements, which, if exercised, would have a material adverse impact on our revenue, gross margins, legal expenses, operating income and earnings per share.
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
These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of such contractual arrangement. For the three months ended April 4, 2015 and March 29, 2014, shipments of our pulse oximetry products to customers that are members of GPOs represented approximately $86.3 million and $75.2 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.

Certain GPOs are creating, coordinating and facilitating regional purchasing coalition (RPC) supply chain networks that include anti-competitive practices such as sole sourcing and bundling. These RPCs circumvent and potentially violate rules of conduct for GPOs and have the effect of reducing product purchasing decisions available to the hospitals that belong to these regional organizations. If the GPOs and RPCs are permitted to continue practices that limit, reduce or eliminate competition, we could lose customers who are no longer able to choose to purchase our products, resulting in lower sales that could adversely affect our business, financial condition and results of operations.
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

We cannot guarantee that governmental or third-party payers will reimburse, or continue to reimburse, a customer for the cost of our products or the procedures in which our products are used. In fact, some payers have indicated that they are not willing to reimburse for certain of our products or for the procedures in which our products are used. For example, some insurance carriers have issued policies denying coverage for transcutaneous hemoglobin measurement on the grounds that the technology is investigational in the outpatient setting. Other payers are continuing to investigate our products to determine if they will provide reimbursement to our customers. While we are working with these payers to obtain reimbursement, we may not be successful. These trends could lead to pressure to reduce prices for our current and future products and could cause a decrease in the size of the market or a potential increase in competition that could have a material adverse effect on our business, financial condition and results of operations.
Our customers may reduce, delay or cancel purchases due to a variety of factors, such as lower hospital census levels or third-party guidelines, or may require that we reduce the price of our products, which could adversely affect our business, financial condition and results of operations.
Our customers are facing growing levels of uncertainties, such as lower overall hospital census for paying patients and the impact of that lower census on hospital budgets. In addition, although not yet fully understood, the impact of the Patient Protection and Affordable Care Act may force hospitals to reevaluate their entire cost structure, including the amount of capital they allocate to medical device technologies and products. Such developments could have a significant negative impact on our OEM customers that, due to their traditionally larger capital equipment sales model, could see declines in purchases from their hospital customers. This, in turn, could reduce our board sales to our OEM customers. In addition, certain of our products, including our rainbow® measurements such as carbon monoxide, methemoglobin and hemoglobin, that are sold with upfront license fees and more complex and expensive sensors could also be impacted by hospital budget reductions.
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
We have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. For the three months ended April 4, 2015 and March 29, 2014, we had sales through two just-in-time distributors, which in total represented approximately 26.7% and 23.7% of our total revenue, respectively. The loss of any large customer or distributor could have a material adverse effect on our business, financial condition and results of operations.
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
In response to these imitation sensors and third-party reprocessors, we offer to our customers our own Masimo reprocessed sensors, which we re-manufacture and test to ensure that they meet the same performance specifications as our new Masimo sensors. In addition, we have incorporated X-Cal™ technology into certain products to ensure our customers get the performance they expect by using genuine Masimo sensors. We believe this technology will help ensure that hospitals, clinicians and, ultimately, their patients, receive true Masimo measurement quality and performance, and will curtail some of the harm to us that results when customers experience performance and other problems with imitation and reprocessed sensors. However, some customers may object to the X-Cal™ technology, potentially resulting in the loss of customers and loss of revenues. In addition, reprocessed sensors sold by Masimo are generally offered at a lower price and, therefore, may reduce certain customer demand for our new sensors. As a result, increased sales of genuine Masimo reprocessed sensors may result in lower revenues, which could negatively impact our business, financial condition and results of operations.
*From time to time, we may carry out strategic initiatives that may not be viewed favorably by our customers, or could negatively impact our business, financial condition and results of operations.
We expect to continue to carry out strategic initiatives and investments that we believe are necessary to grow our revenues and expand our business, both in the United States and abroad. For example, beginning in 2013 and continuing through the three month period ended April 4, 2015, we have made an investment in a new worldwide blood management sales force whose primary focus is to work with hospitals to identify new opportunities for our noninvasive hemoglobin measurement, SpHb®. Although we believe strategic initiatives and investments, including the example cited above, are, and will continue to be, in the long-term best interests of Masimo and our stockholders, there are no assurances that such initiatives and investments will yield favorable results for us. Accordingly, if these initiatives and investments are not viewed favorably by our customers, our business, financial condition and results of operations could be adversely affected.

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
On September 16, 2011, the Leahy-Smith America Invents Act (the Leahy-Smith Act), which includes a number of significant changes to U.S. patent law, was signed into law. The provisions of the Leahy-Smith Act include changes in the way patent applications will be prosecuted, including a transition to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention, and may also affect patent litigation. Under a “first-to-file” system, a third party that files a patent application with the PTO before us could be awarded a patent covering an invention of ours even if we made the invention before it was made by the third-party. The PTO has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act. Many of the substantive changes to patent law associated with the Leahy-Smith Act and, in particular, the “first-to-file” provisions, became effective in March 2013. Additionally, the Leahy-Smith Act introduced procedures that may make it easier for third parties to challenge issued patents, as well as to intervene in the prosecution of patent applications, and, as a result, our issued patents, and those that may be issued or licensed in the future, may expire or be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related technologies. Furthermore, the Leahy-Smith Act contains new statutory provisions that require the PTO to issue new regulations for their implementation, and it may take the courts years to interpret the provisions of the new statute. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on our business, the cost of prosecuting our licensed and future patent applications, our ability to obtain patents based on our licensed and future patent applications and our ability to enforce or defend our licensed or future issued patents. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our pending and future patent applications and the enforcement or defense of our issued and future patents, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, new patents obtained by our competitors could threaten the continued commercialization of our products in the market even after they have already been introduced. Philips Electronics North America Corporation and Shenzhen Mindray Bio-Medical Electronics Co., Ltd. have each filed antitrust and patent infringement counterclaims against us, as further explained in Part II, Item 1 of this Quarterly Report filed on Form 10-Q.
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
In February 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH (collectively, Philips) related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. In each of December 2012 and December 2013, we filed patent infringement and breach of contract suits against Mindray DS USA, Inc., Shenzhen Mindray Bio-Medical Electronics Co, Ltd., and Mindray Medical International Ltd. (collectively, Mindray). These suits are described in Part II, Item 1 of this Quarterly Report on Form 10-Q, and Note 13 to our accompanying condensed consolidated financial statements. Both Philips and Mindray are OEM partners of ours. There is no guarantee that we will prevail in these suits or receive any damages or other relief if we do prevail.

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
Each medical device that we wish to market in the U.S. generally must first receive 510(k) clearance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA) by filing a 510(k) pre-market notification, receive clearance through the de novo review process, or obtain pre-market approval by submitting a pre-market approval (PMA) application. Even if regulatory clearance or approval of a product is granted, the clearance or approval may be subject to limitations on the indicated uses for which the product may be marketed. We cannot guarantee that the FDA will grant 510(k) clearance on a timely basis, if at all, for new products or uses that we propose for Masimo SET® or licensed rainbow® technology. The FDA’s 510(k) clearance process of our products and uses typically takes between four to twelve months, and may take longer. However, over the past two years, we have experienced a significantly longer 510(k) clearance review process. Our more recent experience and interactions with the FDA, along with information we have received from other medical device manufacturers, suggests that, in some cases, the FDA is requiring applicants to provide much more or different information and data for 510(k) clearance than it had previously required; and that the FDA may not rely on approaches that it had previously accepted to support 510(k) clearance, thereby leading to more review cycles or to decisions that may not be substantially the same as previous equivalent decisions. As a result, we have experienced lengthier FDA 510(k) review periods over the past few years, which has delayed the 510(k) clearance process for our products and uses over this period as compared to prior periods.
In connection with our most recent FDA 510(k) filing for certain improvements to our Pronto-7® product, the FDA expressed concerns and requested additional information regarding the methods we used to validate the SpHb® parameter. We responded to the FDA’s request for additional information on March 25, 2014. The FDA responded that the remaining issues would not likely be resolved in the time remaining, so we voluntarily withdrew the application on March 31, 2014. We have since had further discussions with the FDA and believe we have a better understanding of the FDA’s expectations on validation methodologies for future 510(k) filings for SpHb spot-check devices such as Pronto and Pronto-7®. We intend to work with the FDA to address whatever remaining concerns the agency has, but we cannot be sure we will be able to resolve those concerns.
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
We recently launched iSpO2® and MightySat™, which are non-medical use pulse oximeter intended for sports and aviation use. We are marketing these products in accordance with the FDA’s current policy and enforcement discretion, which indicates that pulse oximeters that are not intended for medical purposes can be marketed directly to consumers without first obtaining 510(k) clearance. We cannot assure you that the FDA will not change its policy regarding the regulation of these products. If the FDA changes its policy or concludes that our marketing of these products is not in accordance with its current policy, we may be required to seek 510(k) clearance to market this pulse oximeter. We also may be required to cease marketing and/or recall the product until we obtain a new 510(k) clearance.
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
In 2013, the FDA inspected our facility in Irvine, California and issued an FDA Form 483 listing observations the investigator believed may constitute violations of statutes or regulations administered by the FDA, including observations relating to complaint handling, medical device reporting and corrective and preventative action (CAPA) procedures. In 2014, the FDA also inspected our facility in Mexicali, Mexico and issued a Form 483 listing observations relating to our CAPA procedures, documentation practices associated with our device history records and procedures for employee training. We submitted responses to both Form 483s. In August 2014, we received from the FDA a final inspection report closing out the Mexicali inspection and a warning letter (the Warning Letter) related to the Irvine inspection. We submitted a response (the Response Letter) to the Warning Letter on September 5, 2014 and held a regulatory meeting with the FDA on September 19, 2014. At the meeting, in addition to discussing our Response Letter, the FDA raised issues beyond the scope of the Warning Letter in the areas of Good Manufacturing Practices, quality, bioresearch monitoring and labeling/promotion. We have been in communication with the FDA since the meeting and are working to resolve the issues raised by the FDA. We do not know what further actions, if any, the FDA will take in connection with these issues.
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
Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies or failure to adequately respond to any FDA Form 483 observations any Food and Drug Branch notices of violation or any similar reports could result in, among other things, any of the following items:

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
Modifications to our marketed devices may require new regulatory clearances or premarket approvals, or may require us to cease marketing or to recall the modified devices until clearances or approvals are obtained.
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

Federal and state false claims laws prohibit anyone from presenting, or causing to be presented, claims for payment to third-party payers that are false or fraudulent. For example, the federal Civil False Claims Act imposes liability on any person or entity that, among other things, knowingly and willfully presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program, including Medicaid and Medicare. Some suits filed under the Civil False Claims Act, known as “qui tam” actions, can be brought by a private individual, referred to as a “whistleblower” or “relator,” on behalf of the government, and such individuals may share in any amounts paid by the entity to the government in fines or settlement. Such complaints are filed under seal and remain sealed until the applicable court orders otherwise. In recent years, the number of suits brought by private individuals has increased dramatically. Manufacturers, like us, can be held liable under false claims laws, even if they do not submit claims to the government, if they are found to have caused medical care providers to have submitted claims to the government for payment for a service or the use of a device that is not properly covered for government reimbursement. A number of states also have false claims laws, and some of these laws may apply to claims for items or services reimbursed under Medicaid and/or commercial insurance. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs and imprisonment. In particular, when an entity is determined to have violated the federal Civil False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim.
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
There can be no assurance that we will not be found to be in violation of any of such laws or other similar governmental regulations to which we are directly or indirectly subject and, as a result, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion of our products from reimbursement under Medicare, Medicaid and other federal health care programs, and the curtailment or restructuring of our operations. Any penalties could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against such action, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
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
Changes in the health care industry in the U.S. and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business. In recent years, President Obama signed health care reform legislation into law that required most individuals to have health insurance, established new regulations on health plans, created insurance pooling mechanisms and reduced Medicare spending on services provided by hospitals and other providers. Beginning on January 1, 2013, this legislation also imposed significant new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, as well as related compliance and reporting obligations. We currently estimate our medical device excise tax to be in the range of $6.5 million to $7.5 million for fiscal year 2015.
Moreover, the Physician Payment Sunshine Act (the Sunshine Act), which was enacted by Congress as part of the Patient Protection and Affordable Care Act on March 23, 2010, requires medical device companies to track and publicly report, with limited exceptions, all payments and transfers of value to physicians and teaching hospitals in the U.S. Implementing regulations for these tracking and reporting obligations were finalized in 2013, and companies are now required to track payments made since August 1, 2013. In addition, commencing March 31, 2014, medical device companies are now also required to report payments to the government on an annual basis. If we fail to comply with the data collection and reporting obligations imposed by the Sunshine Act, we may be subject to substantial civil monetary penalties.
In general, an expansion in the government’s role in the U.S. health care industry may lower reimbursements for our products, reduce demand for innovative products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly in a material manner. In addition, as a result of the continued focus on health care reform, there is a risk that Congress may implement changes in laws and regulations governing health care service providers, including measures to control costs or reductions in reimbursement levels. We cannot predict the effect any future legislation or regulation will have on us or what health care initiatives, if any, will be implemented at the state level. Furthermore, many private payers look to Medicare’s coverage and reimbursement policies in setting their coverage policies and reimbursement amounts such that federal reforms could influence the private sector as well. Finally, many states also may attempt to reform their Medicaid programs such that either coverage for certain items or services may be narrowed or reimbursement for them could be reduced. These health care reforms may adversely affect our business.
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
Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that, as of April 4, 2015, a number of our stockholders, including certain of our directors and executive officers, continue to own shares of Cercacor stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.
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
Under the Cross-Licensing Agreement, a change in control includes the resignation or termination of Joe Kiani from his position as Chief Executive Officer of either Masimo or Cercacor. A change in control also includes other customary events, such as the sale or merger of the Company or Cercacor to a non-affiliated third-party or the acquisition of 50% or more of the voting power of the Company or Cercacor by a non-affiliated third-party. In the event we undergo a change in control, we are required to immediately pay a $2.5 million fee to exercise an option to license technology developed by Cercacor for use in blood glucose monitoring. Additionally, our per product royalties payable to Cercacor will become subject to specified minimums, and the minimum aggregate annual royalties for licensed rainbow® measurements payable to Cercacor related to carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and blood glucose will increase to $15.0 million, plus up to $2.0 million for other rainbow® measurements. Also, if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark following a change in control, all rights to the “Masimo” trademark will automatically be assigned to Cercacor. This could delay or discourage transactions involving an actual or potential change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over our then-current trading price. In addition, our requirement to assign all future improvements for non-vital signs to Cercacor could impede a change in control of our company.
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. See “Critical Accounting Policies and Estimates” contained in Part I, Item 2 of this Quarterly Report on Form 10-Q.
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
We derive a portion of our net sales from international operations. In the three months ended April 4, 2015 and March 29, 2014, 27.2% and 33.0%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we could be exposed to potentially significant penalties if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.
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
*Our operations may be adversely impacted by our exposure to risks related to foreign currency exchange rates.
We market our products in certain foreign markets through our subsidiaries and other international distributors. The related sales agreements may provide for payments in a foreign currency. While a majority of our sales are transacted in U.S. Dollars, some of our sales agreements with foreign customers provide for payment in currencies other than the U.S. Dollar. These foreign currency revenues, when converted into U.S. Dollars, can vary depending on average exchange rates during a respective period. Specifically, during the three months ended April 4, 2015, we estimate that the strengthening of the U.S. Dollar, relative to the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound and Australian Dollar, negatively impacted our revenues by $4.2 million when compared to foreign exchange rates from the prior year period. Similarly, certain of our foreign sales support subsidiaries transact business in their respective country’s local currency, which is also their functional currency. As a result, expenses of these foreign subsidiaries when converted into U.S. Dollars can vary depending on average monthly exchange rates during a respective period. We are also exposed to foreign currency gains or losses on outstanding foreign currency denominated receivables and payables. When converted to U.S. Dollars, these receivables and payables can vary depending on the monthly exchange rates at the end of the period. In addition, certain intercompany transactions may give rise to realized and unrealized foreign currency gains or losses based on the currency underlying such intercompany transactions. Accordingly, our operating results are subject to fluctuations in foreign currency exchange rates.
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
In addition, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the Sarbanes-Oxley Act), we are required to evaluate and provide a management report on our systems of internal control over financial reporting, and our independent registered public accounting firm is required to attest to our internal control over financial reporting. During the course of the evaluation of our internal control over financial reporting, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities. In addition, if we fail to maintain the adequacy of our internal controls over financial reporting, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. Any failure to maintain compliance with the requirements of Section 404 could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business, negatively impact the trading price of our stock, and adversely affect investors’ confidence in our company and our ability to access capital markets for financing.
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
For example, the Dodd-Frank Act includes provisions regarding “conflict minerals” (generally tin, tantalum, tungsten and gold)that are mined in the Democratic Republic of Congo and adjoining countries (the DRC region), and similar rules have been proposed in the European Union. Since certain of these conflict minerals are used in the manufacture of our products, the Dodd Frank Act provisions require us to undertake comprehensive due diligence to determine whether conflict minerals used in our products, including any portion of our products manufactured by third parties, financed or benefited armed groups in the DRC region. The rules also require us to file conflict mineral reports with the SEC annually. We have incurred, and expect to continue to incur, additional costs to comply with these rules, including costs related to determining the source of origin of conflict minerals used in our products. Given the complexity of our supply chain, we may face difficulties if our suppliers are unwilling or unable to verify the origin of all conflict minerals used in our products. Furthermore, our ongoing compliance with these rules could affect the pricing, sourcing and availability of minerals used in the manufacture of our products. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are free of conflict minerals. To maintain high standards of corporate governance and public disclosure, we have invested in, and intend to continue to invest in, reasonably necessary resources to comply with such evolving standards. These investments have resulted in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities and may continue to do so in the future.
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
*Our Amended Credit Agreement contains certain covenants and restrictions that may limit our flexibility in operating our business.
Our Amended Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and Lender, and Bank of America, N.A., as a Lender, contains various affirmative covenants and restrictions that limit our ability to engage in specified types of transactions, including:

•	incurring specified types of additional indebtedness (including guarantees or other contingent obligations);

•	paying dividends on, repurchasing, or making distributions in respect of our common stock or making other restricted payments, subject to specified exceptions;

•	making specified investments (including loans and advances);

•	selling or transferring certain assets;

•	creating certain liens;

•	consolidating, merging, selling or otherwise disposing of all or substantially all of our assets; and

•	entering into certain transactions with any of our affiliates.
In addition, under our Amended Credit Agreement, we are required to satisfy and maintain specified financial ratios and other affirmative covenants. Our ability to meet those financial ratios and affirmative covenants could be affected by events beyond our control, and, therefore, we cannot be assured that we be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under the Amended Credit Agreement. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under our Amended Credit Agreement to be immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. As of April 4, 2015, we had $125.0 million outstanding under the Amended Credit Agreement and we were in compliance with all applicable covenants.

Risks Related to Our Stock
*Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From January 4, 2015 to April 4, 2015, our closing stock price ranged from $25.52 to $33.45 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
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
As of April 4, 2015, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 15.9% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
*You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.
As of April 4, 2015, an aggregate of approximately 15.4 million shares of our stock were reserved for future issuance under our three equity incentive plans, approximately 9.9 million of which were subject to options outstanding as of that date at a weighted-average exercise price of $23.93 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.

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
We have registered and expect to continue to register shares reserved under our equity plans pursuant to Registration Statements on Form S-8. All shares issued pursuant to a Registration Statement on Form S-8 can be freely sold in the public market upon issuance, subject to restrictions on our affiliates under Rule 144. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our stock.
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
Our board of directors (Board) may from time to time declare, and we may pay, dividends on our outstanding shares in the manner and upon the terms and conditions provided by law. However, we may elect to retain all future earnings for the operation and expansion of our business, rather than paying cash dividends on our stock. Any payment of cash dividends on our stock will be at the discretion of our Board and will depend upon our results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by our Board. In addition, under certain circumstances, our Amended Credit Agreement may limit or restrict our ability to pay cash dividends. In the event our Board declares any dividends, there is no assurance with respect to the amount, timing or frequency of any such dividends.
In February 2013, our Board authorized a stock repurchase program, whereby we may purchase up to 6.0 million shares of our common stock over a period of up to three years. In October 2014, our Board increased the number of shares authorized for repurchase under the program by 3.0 million shares, bringing the total number of shares authorized for repurchase under the program to 9.0 million shares. As of April 4, 2015, approximately 3.3 million shares remained authorized for repurchase under the program. Any repurchase of our common stock will be at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources, and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. In addition, under certain circumstances, our Amended Credit Agreement may limit or restrict our ability to repurchase our stock. In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our Board may modify or amend our stock repurchase program at any time at its discretion without stockholder approval.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
Stock repurchases during each fiscal month of the quarter ended April 4, 2015 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 4, 2015 to January 31, 2015	—	—	—	3,545,151
February 1, 2015 to February 28, 2015	—	—	—	3,545,151
March 1, 2015 to April 4, 2015 (1)	250,348	$32.89		3,294,803
Total	250,348	$32.89	—	3,294,803
(1) Includes trades representing 184,311 shares that were purchased at a cost of $6.1 million and settled after the end of the quarter.
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

MASIMO CORPORATION

Date: May 6, 2015	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: May 6, 2015	By:	/s/ MARK P. DE RAAD
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)
3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)
3.3	(3)	Amended and Restated Bylaws adopted on October 20, 2011 (Exhibit 3.2)
4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)
4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999, between the Company and certain of its stockholders (Exhibit 4.2)
4.3	(2)	Rights Agreement, dated November 9, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)
4.4#	(4)	Masimo Retirement Savings Plan (Exhibit 4.7)
12.1*		Statement Regarding the Computation of Ratio of Earnings to Fixed Charges
31.1*		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*		Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*		Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of April 4, 2015 and January 3, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 4, 2015 and March 29, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 4, 2015 and March 29, 2014, and (iv) Notes to Condensed Consolidated Financial Statements.
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
*     Filed herewith.