Form 10-Q
period 2015-07-04
MASIMO CORP
filed 2015-08-04
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of July 4, 2015
Common stock, $0.001 par value	50,990,801

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JULY 4, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	July 4, 2015	January 3, 2015
ASSETS
Current assets
Cash and cash equivalents	$119,397	$134,453
Accounts receivable, net of allowance for doubtful accounts of $1,930 and $1,890 at July 4, 2015 and January 3, 2015, respectively	73,865	71,017
Inventories	71,588	69,718
Prepaid income taxes	6,266	417
Other current assets	20,463	21,471
Deferred tax assets	18,060	18,065
Total current assets	309,639	315,141
Deferred cost of goods sold	66,033	67,485
Property and equipment, net	122,723	101,952
Intangible assets, net	28,036	27,771
Goodwill	20,367	20,979
Deferred tax assets	24,150	24,193
Other assets	12,668	7,485
Total assets	$583,616	$565,006
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$32,467	$38,045
Accrued compensation	28,923	33,600
Accrued liabilities	28,180	24,541
Income taxes payable	2,668	6,562
Deferred revenue	21,979	21,067
Current portion of capital lease obligations	80	79
Total current liabilities	114,297	123,894
Deferred revenue	376	453
Long term debt	177,604	125,145
Other liabilities	7,273	7,773
Total liabilities	299,550	257,265
Commitments and contingencies
Equity
Masimo Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at July 4, 2015 and January 3, 2015	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 50,991 and 52,594 shares outstanding at July 4, 2015 and January 3, 2015, respectively	51	52
Treasury stock, 10,987 and 8,611 shares at July 4, 2015 and January 3, 2015, respectively	(267,606)	(185,906)
Additional paid-in capital	310,546	288,686
Accumulated other comprehensive loss	(4,451)	(2,093)
Retained earnings	245,134	205,260
Total Masimo Corporation stockholders’ equity	283,674	305,999
Noncontrolling interest	392	1,742
Total equity	284,066	307,741
Total liabilities and equity	$583,616	$565,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Revenue:
Product	$147,612	$133,493	$294,969	$265,725
Royalty	8,114	7,430	15,294	15,012
Total revenue	155,726	140,923	310,263	280,737
Cost of goods sold	52,825	47,828	104,257	95,341
Gross profit	102,901	93,095	206,006	185,396
Operating expenses:
Selling, general and administrative	61,666	61,347	122,465	117,469
Research and development	13,394	13,343	28,323	27,339
Litigation award and defense costs	—	—	—	(8,010)
Total operating expenses	75,060	74,690	150,788	136,798
Operating income	27,841	18,405	55,218	48,598
Non-operating (expense) income	(1,125)	323	(972)	523
Income before provision for income taxes	26,716	18,728	54,246	49,121
Provision for income taxes	8,020	4,776	15,728	12,678
Net income including noncontrolling interest	18,696	13,952	38,518	36,443
Net loss (income) attributable to the noncontrolling interest	655	(150)	1,356	(9)
Net income attributable to Masimo Corporation stockholders	$19,351	$13,802	$39,874	$36,434

Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.38	$0.25	$0.77	$0.65
Diluted	$0.36	$0.24	$0.74	$0.63

Weighted-average shares used in per share calculations:
Basic	51,300	55,876	51,993	56,290
Diluted	53,675	56,818	53,908	57,403
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income including noncontrolling interest	$18,696	$13,952	$38,518	$36,443
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	584	(1,729)	(2,358)	(1,710)
Total comprehensive income	19,280	12,223	36,160	34,733
Comprehensive loss (income) attributable to noncontrolling interest	655	(150)	1,356	(9)
Comprehensive income attributable to Masimo Corporation stockholders	$19,935	$12,073	$37,516	$34,724
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	July 4, 2015	June 28, 2014
Cash flows from operating activities:
Net income including noncontrolling interest	$38,518	$36,443
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	7,697	6,113
Share-based compensation	5,429	5,208
Provision for doubtful accounts	162	183
Provision for deferred income taxes	—	2,926
Income tax benefit from exercise of stock options granted prior to January 1, 2006	1,607	44
Excess tax (benefit) deficit from share-based compensation arrangements	(95)	15
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,121)	1,233
Increase in inventories	(2,060)	(1,616)
Decrease (increase) in deferred cost of goods sold	1,347	(2,424)
(Increase) decrease in prepaid income taxes	(5,852)	348
Increase in other assets	(4,252)	(2,142)
(Decrease) increase in accounts payable	(7,378)	1,210
Decrease in accrued compensation	(4,271)	(5,731)
Increase (decrease) in accrued liabilities	3,805	(4,365)
Decrease in income taxes payable	(3,754)	(1,605)
Increase in deferred revenue	836	3,339
Decrease in other liabilities	(342)	(354)
Net cash provided by operating activities	28,276	38,825
Cash flows from investing activities:
Purchases of property and equipment, net	(24,665)	(62,093)
Increase in intangible assets	(2,344)	(1,901)
Net cash used in investing activities	(27,009)	(63,994)
Cash flows from financing activities:
Borrowings under line of credit	65,000	75,000
Repayments on line of credit	(12,500)	—
Repayments of capital lease obligations	(77)	(95)
Proceeds from issuance of common stock	15,178	2,209
Payroll tax withholdings on behalf of employees for stock options	(472)	—
Excess tax benefit (deficit) from share-based compensation arrangements	95	(15)
Repurchases of common stock	(81,700)	(49,152)
Issuance (repurchases) of equity by noncontrolling interest, net of equity issued	3	(38)
Net cash (used in) provided by financing activities	(14,473)	27,909
Effect of foreign currency exchange rates on cash	(1,850)	(1,114)
Net increase in cash and cash equivalents	(15,056)	1,626
Cash and cash equivalents at beginning of period	134,453	95,466
Cash and cash equivalents at end of period	$119,397	$97,092
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of the Company
Masimo Corporation (the Company) is a global medical technology company that develops, manufactures and markets a variety of noninvasive patient monitoring technologies. The Company’s mission is to improve patient outcomes and reduce cost of care by taking noninvasive monitoring to new sites and applications. The Company’s patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use, reusable or resposable sensors, software and/or cables. The Company primarily sells its products to hospitals, emergency medical service (EMS) providers, home care providers, physician offices, veterinarians, long term care facilities and consumers through its direct sales force, distributors and original equipment manufacturer (OEM) partners.
The Company invented Masimo Signal Extraction Technology® (SET®), which provides the capabilities of Measure-Through-Motion and Low-Perfusion™ pulse oximetry to address the primary limitations of conventional pulse oximetry. Over the years, the Company’s product offerings have expanded significantly to also include noninvasive optical blood constituent monitoring, optical organ oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring and optical gas monitoring. The Company also developed the Root® patient monitoring and connectivity platform and the Masimo Patient SafetyNet™ remote patient surveillance monitoring system. These solutions and related products are based upon Masimo SET®, rainbow® and other proprietary algorithms. These software-based technologies are incorporated into a variety of product platforms depending on customers’ specifications. This technology is supported by a substantial intellectual property portfolio that the Company has built through internal development and, to a lesser extent, acquisitions and license agreements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The condensed consolidated balance sheet as of January 3, 2015 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (fiscal year 2014), filed with the SEC on February 17, 2015. The results for the three and six months ended July 4, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending January 2, 2016 (fiscal year 2015) or for any other interim period or for any future year.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this guidance as to specific assets or liabilities. There were no transfers between Level 1, Level 2 and Level 3 inputs during the three and six months ended July 4, 2015. The Company carries cash and cash equivalents at cost, which approximates fair value. As of July 4, 2015 and January 3, 2015, the Company did not have any short-term investments.
The following tables represent the Company’s financial assets (in thousands), measured at fair value on a recurring basis:

July 4, 2015	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents
Cash	$80,030	$—	$—	$80,030	$80,030
Level 1:
Bank Time Deposits	32,500	—	—	32,500	32,500
U.S. Treasuries	—	—	—	—	—
Money Market Funds	6,867	—	—	6,867	6,867
Subtotal	39,367	—	—	39,367	39,367
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
Total assets measured at fair value	$119,397	$—	$—	$119,397	$119,397

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

January 3, 2015	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents
Cash	$92,888	$—	$—	$92,888	$92,888
Level 1:
Bank Time Deposits	40,500	—	—	40,500	40,500
U.S. Treasuries	—	—	—	—	—
Money Market Funds	1,065	—	—	1,065	1,065
Subtotal	41,565	—	—	41,565	41,565
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
Total assets measured at fair value	$134,453	$—	$—	$134,453	$134,453
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of trade receivables recorded upon recognition of revenue for product revenues, reduced by reserves for estimated bad debts and returns. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on evaluation of the customer’s financial condition. Collateral is generally not required. The allowance for doubtful accounts is determined based on historical write-off experience, current customer information and other relevant factors, including specific identification of past due accounts, based on the age of the receivable in excess of the contemplated or contractual due date. Accounts are charged off against the allowance when the Company believes they are uncollectible.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using a standard cost method, which approximates FIFO (first in, first out) and includes material, labor and overhead costs. Inventory reserves are recorded for inventory items that have become excess or obsolete or are no longer used in current production and for inventory items that have a market price less than carrying value.
Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives as follows:

Useful Lives
Buildings	39 years
Building and land improvements	7 to 10 years
Leasehold improvements	Lesser of useful life or term of lease
Machinery and equipment	5 years
Vehicles	5 years
Tooling	3 years
Computer equipment	2 to 6 years
Furniture and office equipment	2 to 6 years
Demonstration units	3 years
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

For the six months ended July 4, 2015 and June 28, 2014, depreciation and amortization expense of property and equipment was $8.0 million and $6.2 million, respectively.
Intangible Assets
The Company’s policy is to renew its patents and trademarks. Total renewal costs for patents and trademarks were $0.3 million for both the six months ended July 4, 2015 and June 28, 2014. As of July 4, 2015, the weighted-average number of years until the next renewal was one year for patents and five years for trademarks. Costs to renew patents and trademarks are capitalized and amortized over the remaining useful life of the intangible asset. The Company continually evaluates the amortization period and carrying basis of patents and trademarks to determine whether any events or circumstances warrant a revised estimated useful life or reduction in value. Capitalized application costs are charged to operations when it is determined that the patent or trademark will not be obtained or is abandoned.
Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is not amortized, but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. In assessing goodwill impairment for each of its reporting units, the Company has the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company’s qualitative assessment of the recoverability of goodwill considers various macroeconomic, industry-specific and Company-specific factors, including: (i) severe adverse industry or economic trends; (ii) significant Company-specific actions; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization below its net book value. If, after assessing the totality of events or circumstances, the Company determines it is unlikely that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if the Company concludes otherwise, then the Company is required to perform the first step of the two-step impairment test by comparing the fair value of the reporting unit, determined using future projected discounted operating cash flows, with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, goodwill is considered impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. The Company also has the option to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. The annual impairment test is performed during the fourth fiscal quarter.
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
No impairment of goodwill, intangible assets or other long-lived assets was recorded during the three and six months ended July 4, 2015 or June 28, 2014.
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
The Company derives the majority of its revenue from four primary sources: (i) direct sales under long-term sensor purchase agreements with end-user hospitals where the Company provides up-front monitoring equipment at no up-front charge in exchange for a multi-year sensor purchase commitment, (ii) other direct sales of noninvasive monitoring solutions to end-user hospitals, emergency medical response organizations and other direct customers; (iii) sales of noninvasive monitoring solutions to distributors who then typically resell to end-user hospitals, emergency medical response organizations and other direct customers, many of which have long-term sensor purchase agreements with the Company; (iv) sales of integrated circuit boards

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

and consumables to original equipment manufacturer (OEM) customers who incorporate the Company’s circuit boards and embedded software technology into their multi-parameter monitoring devices and resell the consumables.
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
Sales under long-term sensor purchase contracts are generally structured such that the Company agrees to provide at no up-front charge certain monitoring equipment, software, installation, training and/or warranty support in exchange for the hospital’s agreement to purchase sensors over the term of the agreement, which generally ranges from three to seven years. The sensors are essential to the functionality of the monitoring equipment and, therefore, represent a substantive performance obligation. The Company does not recognize any revenue when the monitoring and related equipment and software are delivered to the hospitals. The Company recognizes revenue for these delivered elements, on a pro-rata basis when installation and training are complete, as the sensors are delivered under the long-term purchase commitment. The cost of the monitoring equipment initially placed at the hospitals is deferred and amortized to cost of goods sold over the life of the underlying long-term sensor purchase contract.
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
Product Warranty
The Company generally provides a warranty against defects in material and workmanship for a period ranging from six to fourteen months, depending on the product type. In the case of long-term sales agreements, the Company typically warrants the products for the term of the agreement, which generally ranges from three to seven years. In traditional sales activities, including direct and OEM sales, the Company establishes an accrual for the estimated costs of warranty at the time of revenue recognition. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales. In long-term sales agreements, revenue related to extended warranty is recognized over the life of the contract, while the product warranty costs related to the long-term sales agreements are expensed as incurred.
Changes in the product warranty accrual were as follows (in thousands):

	Six Months Ended
	July 4, 2015	June 28, 2014
Warranty accrual, beginning of period	$1,416	$1,161
Accrual for warranties issued	585	489
Changes to pre-existing warranties (including changes in estimates)	(134)	(91)
Settlements made	(490)	(446)
Warranty accrual, end of period	$1,377	$1,113
Litigation Costs and Contingencies
The Company records a charge equal to at least the minimum estimated liability for a loss contingency or litigation settlement when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated. The determination of whether a loss contingency or litigation settlement is probable or reasonably possible involves a significant amount of management judgment, as does the estimation of the range of loss given the nature of contingencies. Liabilities related to litigation settlements with multiple elements are recorded based on the fair value of each element. Legal and other litigation related expenses are recognized as the services are provided. The Company records insurance and other indemnity recoveries for litigation expenses when both of the following conditions are met: (i) the recovery is probable, and (ii) collectability is reasonably assured. Insurance recoveries are only recorded to the extent the litigation costs to which they relate have been incurred and recognized in the financial statements.
Comprehensive Income
Authoritative accounting guidance establishes requirements for reporting and disclosure of comprehensive income and its components. Comprehensive income includes foreign currency translation adjustments and any related tax benefits that have been excluded from net income including noncontrolling interest, and reflected in Masimo Corporation stockholders’ equity.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The change in accumulated other comprehensive loss was as follows (in thousands):

Six Months Ended July 4, 2015
Accumulated other comprehensive loss, beginning of period	$(2,093)
Foreign currency translation adjustments	(2,358)
Accumulated other comprehensive loss, end of period	$(4,451)
Net Income Per Share
Basic net income per share attributable to Masimo Corporation for the three and six months ended July 4, 2015 and June 28, 2014 is computed by dividing net income attributable to Masimo Corporation stockholders by the weighted-average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation stockholders for the three and six months ended July 4, 2015 and June 28, 2014 is computed by dividing the net income attributable to Masimo Corporation stockholders by the weighted-average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the three and six months ended July 4, 2015, weighted options to purchase 0.6 million and 1.0 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the three and six months ended June 28, 2014, weighted options to purchase 4.1 million and 3.6 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Based on authoritative accounting guidance, the Company adjusted its net income including noncontrolling interest by the amount of net (income) loss attributable to the noncontrolling interest for the three and six months ended July 4, 2015 and June 28, 2014, to determine its net income attributable to its stockholders. A reconciliation of basic and diluted net income per share attributable to Masimo Corporation stockholders is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income attributable to Masimo Corporation stockholders:
Net income including noncontrolling interest	$18,696	$13,952	$38,518	$36,443
Net loss (income) attributable to the noncontrolling interest	655	(150)	1,356	(9)
Net income attributable to Masimo Corporation stockholders	$19,351	$13,802	$39,874	$36,434
Basic net income per share attributable to Masimo Corporation stockholders:
Net income attributable to Masimo Corporation stockholders	$19,351	$13,802	$39,874	$36,434
Weighted-average shares outstanding - basic	51,300	55,876	51,993	56,290
Basic net income per share attributable to Masimo Corporation stockholders	$0.38	$0.25	$0.77	$0.65
Diluted net income per share attributable to Masimo Corporation stockholders:
Weighted-average shares outstanding - basic	51,300	55,876	51,993	56,290
Diluted share equivalent: stock options	2,375	942	1,915	1,113
Weighted-average shares outstanding - diluted	53,675	56,818	53,908	57,403
Diluted net income per share attributable to Masimo Corporation stockholders	$0.36	$0.24	$0.74	$0.63

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Six Months Ended
	July 4, 2015	June 28, 2014
Cash paid during the year for:
Interest (net of amounts capitalized)	$952	$117
Income taxes	23,523	10,298
Noncash investing and financing activities:
Assets acquired under capital leases	$36	$—
Unpaid purchases of property, plant and equipment	6,251	474
Unsettled common stock proceeds	25	—
Seasonality
The healthcare business in the United States and overseas is subject to quarterly fluctuations in hospital and other alternative care admissions. Historically, the Company has typically experienced higher product revenues during the traditional “flu season” that often increases hospital and acute care facility admissions in the Company’s first and fourth fiscal quarters. At the same time, the Company has often experienced a sequential decline in product revenues in its second and third fiscal quarters primarily due to the summer vacation season during which people tend to avoid and/or delay elective procedures. Because the Company’s non-sales variable operating expenses often do not fluctuate in the same manner as its quarterly product sales, its quarterly operating income may fluctuate disproportionately to its quarterly revenue.
Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). The new standard provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for as an acquisition of a software license. If a cloud computing arrangement does not include a software license, it should be accounted for as a service contract. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015, and may be applied retrospectively, with early application permitted. The Company is currently evaluating this standard but does not expect that its adoption will have a material impact on its consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The new standard requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. ASU 2015-03 requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating this standard but does not expect that its adoption will have a material impact on its consolidated financial statements.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02). The amended standard applies to entities in all industries and eliminates the deferral of certain consolidation standards for entities considered to be investment companies as well as modifies the consolidation analysis performed on certain types of legal entities. ASU 2015-02 is effective for annual and interim fiscal reporting periods beginning after December 15, 2015, and may be applied retrospectively, with early application permitted. The Company is continuing to evaluate the expected impact of this standard on its consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customer (ASU 2014-09). The new standard provides a single, principles-based five-step model to be applied to all contracts with customers while enhancing disclosures about revenue, providing additional guidance for transactions that were not previously addressed comprehensively and improving guidance for multiple-element arrangements. ASU 2014-09 will replace most existing revenue recognition guidance under GAAP when it becomes effective. The standard permits the use of either the

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

retrospective or cumulative effect transition method upon adoption. In July 2015, the FASB approved a one-year deferral of ASU 2014-09, and ASU 2014-09 will now be effective for annual and interim periods beginning on or after December 15, 2017. The Company is continuing to evaluate the expected impact of this standard on its consolidated financial statements.
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
The current annual minimum aggregate royalty obligation under the license is $5.0 million. Actual aggregate royalty liabilities to Cercacor under the license were $1.3 million and $2.6 million for the three and six months ended July 4, 2015, respectively, and $1.7 million and $3.2 million for the three and six months ended June 28, 2014, respectively. In connection with a change in control of the Company, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for licensed rainbow® measurements payable to Cercacor related to carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and blood glucose will increase to $15.0 million, plus up to $2.0 million for other rainbow® measurements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

In February 2009, in order to accelerate the product development of an improved hemoglobin spot-check measurement device, Pronto-7®, the Company’s board of directors agreed to fund additional engineering expenses of Cercacor. Specifically, these expenses included third-party engineering materials and supplies expense as well as 50% of Cercacor’s total engineering and engineering-related payroll expenses. Beginning in 2012, the Company’s board of directors approved an increase in the percentage of Cercacor’s total engineering and engineering-related payroll expenses funded by the Company from 50% to 60%. This arrangement was discontinued by mutual agreement effective as of January 4, 2015. During the three and six months June 28, 2014, the expenses for these additional services, materials and supplies totaled $0.9 million and $1.8 million, respectively.
Pursuant to authoritative accounting guidance, Cercacor is consolidated within the Company’s financial statements for all periods presented. The Company is required to consolidate Cercacor since the Company is currently deemed to be the primary beneficiary of Cercacor’s activities. This determination is based primarily on the facts that the Company is Cercacor’s sole customer and Cercacor is currently financially dependent on the Company for funding. Accordingly, all intercompany royalties, option and license fees and other charges between the Company and Cercacor, as well as all intercompany payables and receivables, have been eliminated in the consolidation. Also, all direct engineering expenses that have been incurred by the Company and charged to Cercacor, or that have been incurred by Cercacor and charged to the Company, have not been eliminated and are included as research and development expense in the Company’s condensed consolidated statements of comprehensive income. Upon consolidation, $6.3 million and $6.5 million of deferred revenue related to technology licensed to the Company as of July 4, 2015 and January 3, 2015, respectively, were eliminated. In addition, net receivables of $1.9 million and $2.0 million due from the Company as of July 4, 2015 and January 3, 2015, respectively, were eliminated.
Assets of Cercacor can only be used to settle obligations of Cercacor and creditors of Cercacor have no recourse to the general credit of the Company. The condensed consolidated balance sheets include a noncontrolling interest in Cercacor of $0.4 million and $1.7 million as of July 4, 2015 and January 3, 2015, respectively, which represents the value of common stock, additional paid-in capital and retained earnings of Cercacor that are not available to the Company. In addition, the condensed consolidated balance sheets include, net of intercompany eliminations, total assets of $6.1 million and $7.2 million as of July 4, 2015 and January 3, 2015, respectively, related to Cercacor. Cercacor’s total assets as of July 4, 2015 included $4.8 million for intangible assets and $0.9 million for property and equipment. Cercacor’s total assets as of January 3, 2015 included $4.7 million for intangible assets and $1.2 million for property and equipment. The Company’s condensed consolidated balance sheets include total liabilities related to Cercacor, net of intercompany eliminations, of $1.6 million as of July 4, 2015 and $1.2 million as of January 3, 2015.
For the foreseeable future, the Company anticipates that it will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a VIE under such accounting guidance, the Company may discontinue consolidating the entity.
The changes in noncontrolling interest for Cercacor were as follows (in thousands):

Six Months Ended July 4, 2015
Noncontrolling interest, beginning of period	$1,742
Increase in additional paid-in capital of noncontrolling interest	6
Net loss attributable to noncontrolling interest	1,356
Noncontrolling interest, end of period	$392
4. Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments that are readily convertible into known amounts of cash, to be cash equivalents. As of July 4, 2015, the Company’s cash balance was $80.0 million, which was primarily comprised of checking accounts. Additionally, the Company had cash equivalents of $39.4 million, which consisted of $32.5 million of bank time deposits and $6.9 million of money market funds. As of January 3, 2015, the Company’s cash balance was $92.9 million, comprised of primarily checking accounts. Additionally, the Company had cash equivalents of $41.6 million, consisting of $40.5 million of bank time deposits and $1.1 million of money market funds.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

5. Inventories
Inventories consist of the following (in thousands):

	July 4, 2015	January 3, 2015
Raw materials	$34,333	$33,056
Work-in-process	5,260	6,020
Finished goods	31,995	30,642
Total inventories	$71,588	$69,718
6. Other Current Assets
Other current assets consist of the following (in thousands):

	July 4, 2015	January 3, 2015
Royalties receivable	$7,000	$7,200
Prepaid expenses	7,912	9,816
Employee loans and advances	324	385
Other current assets	5,227	4,070
Total other current assets	$20,463	$21,471
7. Property and Equipment
Property and equipment, net, consists of the following (in thousands):

	July 4, 2015	January 3, 2015
Machinery and equipment	$41,269	$38,588
Building and improvements	44,469	30,678
Land	23,549	22,894
Computer equipment	14,640	13,035
Tooling	12,991	12,317
Leasehold improvements	7,212	9,912
Furniture and office equipment	7,155	4,864
Demonstration units	980	972
Vehicles	45	45
Construction-in-progress	29,843	25,731
Total cost	182,153	159,036
Accumulated depreciation and amortization	(59,430)	(57,084)
Property and equipment, net	$122,723	$101,952
In June 2015, the Company, through a wholly owned subsidiary, completed the purchase of its previously leased 90,000 square foot manufacturing, office and warehouse facility located in New Hampshire (the Property). The total purchase price of the Property, inclusive of closing costs and amounts allocable to certain intangible assets and the termination of the existing lease, was $8.5 million, of which $6.3 million was recorded to land, building and improvements.
Approximately $27.2 million of construction-in-progress is related to the purchase and renovation costs incurred in connection with the Company’s new corporate headquarters and research and development facility in Irvine, California, of which approximately $6.2 million is still recorded in accounts payable.
The gross value of furniture and office equipment under capital lease obligations was $0.6 million as of both July 4, 2015 and January 3, 2015, with accumulated depreciation of $0.5 million and $0.4 million as of July 4, 2015 and January 3, 2015, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

8. Intangible Assets
Intangible assets, net, consist of the following (in thousands):

	July 4, 2015	January 3, 2015
Patents	$21,081	$20,459
Customer relationships	7,669	7,669
Acquired technology	5,580	5,580
Trademarks	3,772	3,562
Capitalized software development costs	2,332	2,066
Other	2,527	1,450
Total cost	42,961	40,786
Accumulated amortization	(14,925)	(13,015)
Intangible assets, net	$28,036	$27,771
Total amortization expense for the six months ended July 4, 2015 and June 28, 2014 was $2.4 million and $1.7 million, respectively. All of these intangible assets have a 10 year weighted average amortization period. Estimated amortization expense for future fiscal years is as follows (in thousands):

Fiscal year	Amount
2015 (balance of year)	$3,486
2016	3,181
2017	3,051
2018	2,558
2019	2,351
Thereafter	13,409
Total	$28,036
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	July 4, 2015	January 3, 2015
Accrued customer rebates, fees and reimbursements	$17,207	$11,645
Accrued taxes	3,616	4,372
Accrued warranty	1,377	1,416
Accrued other	5,980	7,108
Total accrued liabilities	$28,180	$24,541
10. Long Term Debt
Long term debt consists of the following (in thousands):

	July 4, 2015	January 3, 2015
Revolving line of credit	$177,500	$125,000
Long term portion of capital lease obligations acquisition	104	145
Total long term debt	$177,604	$125,145
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
As of July 4, 2015, the Amended Credit Agreement had outstanding Eurodollar draws totaling $177.5 million at an effective interest rate of 1.4375%, and the Company was in compliance with all of its covenants.
11. Stock Repurchase Program
In February 2013, the Company’s board of directors authorized the repurchase of up to 6.0 million shares of the Company’s common stock under a stock repurchase program. In October 2014, the Company’s board of directors increased the number of shares of the Company’s common stock authorized for repurchase by 3.0 million shares, bringing the total number of shares of the Company’s common stock authorized under such repurchase program from inception to 9.0 million. The stock repurchase program may be carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the three months ended July 4, 2015, approximately 2.1 million shares were repurchased at an average cost of $34.56 per share for a total repurchase cost of $73.4 million. During the six months ended July 4, 2015, approximately 2.4 million shares were repurchased at an average cost of $34.39 per share for a total repurchase cost of $81.6 million. During the three and six months ended June 28, 2014, approximately 2.0 million shares were repurchased at an average cost of $24.27 per share for a total repurchase cost of $49.2 million.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

12. Share-Based Compensation
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s stock option plans are as follows (in thousands, except for exercise prices):

	Six Months Ended July 4, 2015
	Shares	Average Exercise Price
Options outstanding, beginning of period	9,956	$23.59
Granted	726	$34.80
Canceled	(138)	$24.12
Exercised	(786)	$19.34
Options outstanding, end of period	9,758	$24.75
Options exercisable, end of period	5,786	$24.39
Options available for grant, end of period	5,185
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s share-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Risk-free interest rate	1.4% to 1.9%	1.5% to 1.8%	1.3% to 1.9%	1.4% to 1.8%
Expected term (in years)	5.5	5.1	5.5	5.1
Estimated volatility	32.0% to 34.0%	32.2% to 33.1%	32.0% to 37.4%	31.8% to 33.1%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$12.45	$7.6	$11.64	$8.65
The total share-based compensation expense for the three and six months ended July 4, 2015 was $2.5 million and $5.4 million, respectively. The total share-based compensation expense for the three and six months ended June 28, 2014 was $2.6 million and $5.2 million, respectively.
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of July 4, 2015 was $53.7 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of July 4, 2015 was $23.7 million. The aggregate intrinsic value of options exercised during the three and six months ended July 4, 2015 was $8.3 million and $11.6 million, respectively.
The unrecognized share-based compensation expense related to unvested options granted after January 1, 2006 was $25.4 million as of July 4, 2015. The weighted-average remaining contractual term of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of July 4, 2015 was 5.8 years. The weighted-average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of July 4, 2015 was 4.2 years.
13. Commitments and Contingencies
Leases
The Company leases certain facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through December 2020. Certain facility leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight-line method based on total lease payments. The Company has received leasehold improvement incentives in connection with certain leased facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of July 4, 2015 and January 3, 2015, rent expense accrued in excess of the amount paid aggregated

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

$0.4 million for each period, which is classified as other liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company leases automobiles in Europe that are classified as operating leases and expire at various dates through January 2016. The majority of these leases are non-cancellable. The Company also has outstanding capital leases for office equipment and computer equipment, all of which are non-cancellable. Future minimum lease payments under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands) (including interest):

	As of July 4, 2015
	Operating Leases	Capital Leases	Total
2015 (balance of year)	$1,791	$9	$1,800
2016	2,721	88	2,809
2017	2,354	82	2,436
2018	2,084	8	2,092
2019	1,909	8	1,917
Thereafter	1,033	3	1,036
Total	$11,892	$198	$12,090
Rental expense related to operating leases was $1.4 million and $2.9 million for the three and six months ended July 4, 2015, respectively, and $1.5 million and $3.1 million for the three and six months ended June 28, 2014, respectively. The Company leases office equipment and computer equipment, which have interest rates ranging from 4.3% to 5.2% per year and mature on various dates from February 2017 through June 2020.
Employee Retirement Savings Plan
The Company maintains a 401(k) plan, the Masimo Retirement Savings Plan (the Plan), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the Plan on a discretionary basis. The Company contributed $0.6 million and $1.2 million to the Plan for the three and six months ended July 4, 2015, respectively, and $0.6 million and $1.2 million to the Plan for the three and six months ended June 28, 2014, respectively.
Employment and Severance Agreements
As of July 4, 2015, the Company had an employment agreement with one of its key employees that provides for an aggregate annual base salary with annual increases at the discretion of the Compensation Committee of the Company’s board of directors. The employment agreement provides for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement has an initial term of three years, with automatic daily renewal, unless either the Company or the executive notifies the other party of non-renewal of the agreement. Also, under this employment agreement, the key employee may be entitled to receive certain salary, equity, tax, medical and life insurance benefits if he is terminated by the Company, if he terminates his employment for good reason under certain circumstances or if there is a change in control of the Company.
As of July 4, 2015, the Company had severance plan participation agreements with seven of its executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $81.8 million of purchase commitments as of July 4, 2015, which are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items and to achieve better pricing.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of July 4, 2015, there were approximately $0.4 million in unsecured bank guarantees and $1.6 million in standby letters of credit outstanding related to such tenders.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of July 4, 2015, the Company has not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash deposits in U.S. Treasury bills and money market accounts with major financial institutions. As of July 4, 2015, the Company had $80.0 million of bank balances, of which $3.3 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations. As of July 4, 2015, the Company had $6.9 million in money market funds and $32.5 million of bank time deposits that are not guaranteed by the U.S. Federal government.
While the Company and its contract manufacturers rely on sole source suppliers for certain components, steps have been taken to minimize the impact of a shortage or stoppage of shipments, such as maintaining a safety stock of inventory and designing products that could be modified to use different components. However, there can be no assurance that a shortage or stoppage of shipments of the materials or components that the Company purchases will not result in a delay in production or adversely affect the Company’s business.
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three and six months ended July 4, 2015, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $84.5 million and $170.8 million, respectively. During the three and six months ended June 28, 2014, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $78.6 million and $153.8 million, respectively.
As of July 4, 2015, two different just-in-time distributors each represented 11% and 10% of the accounts receivable balance, respectively. As of January 3, 2015, three different just-in-time distributors each represented 9%, 6% and 5% of the accounts receivable balance, respectively.
For the three months ended July 4, 2015, the Company had sales through two just-in-time distributors, which each represented 15% and 12% of total revenue, respectively. For the three months ended June 28, 2014, the Company had sales through two just-in-time distributors, which each represented 14% and 12% of total revenue, respectively.
For the six months ended July 4, 2015, the Company had sales through two just-in-time distributors, which each represented 15% and 12% of the total revenue, respectively. For the six months ended June 28, 2014, the Company also had sales through two just-in-time distributors, which each represented 14% and 11% of the total revenue, respectively. For the three and six months ended July 4, 2015 and July 4, 2015, the just-in-time distributors took and fulfilled orders from the Company’s direct customers, many of whom have signed long-term sensor agreements with the Company.
For the three months ended July 4, 2015 and June 28, 2014, the Company recorded $8.1 million and $7.4 million, respectively, in royalty revenues from Covidien pursuant to the original settlement agreement and amendments. For the six months ended July 4, 2015 and June 28, 2014, the Company recorded $15.3 million and $15.0 million, respectively, in royalty revenues from Covidien pursuant to the original settlement agreement and amendments. In exchange for these royalty payments, the Company has provided Covidien the ability to ship its patent infringing product with a covenant not to sue Covidien as long as Covidien abides by the terms of the agreement. The current royalty rate is 7.75% and the amended agreement can be terminated by Covidien upon 60 days written notice.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Litigation
On February 3, 2009, the Company filed a patent infringement suit in the U.S. District Court for the District of Delaware against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH (collectively, Philips) related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. On June 15, 2009, Philips answered the Company’s complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against the Company, as well as counterclaims seeking declaratory judgments of invalidity of the patents asserted by the Company against Philips. On July 9, 2009, the Company filed its answer denying Philips’ counterclaims and asserting various defenses. The Company also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against the Company. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. In addition, the Company asserted additional patents in 2012, and the Court ordered that these patents and some of the originally asserted patents be tried in a second phase. On May 23, 2014, Philips filed a motion for leave to amend its answer and counterclaims to allege inequitable conduct. The Court granted Philips’ motion for leave to amend. A jury trial commenced on September 15, 2014 with respect to two of the Company’s patents and one of Philips’ patents. On October 1, 2014, the jury determined that both of the Company’s patents were valid and that the damages amount for Philips’ infringement was $466.8 million. The jury also determined that the Company did not infringe the Philips patent. The Court held a bench trial on an inequitable conduct defense raised by Philips and heard oral arguments on the post-trial motions. The Court denied Philips’ post-trial motions and found that Philips failed to prove inequitable conduct. The Court also denied a motion brought by the Company seeking judgment on the pleadings of Philips’ patent misuse defense. Philips has indicated that it intends to appeal the jury verdict. Although specific dates have not been set, the Court has indicated that the trials related to the second phase patents and the Philips’ antitrust counterclaims and patent misuse defense will be scheduled for the fourth quarter of 2016. The Company believes that it has good and substantial defenses to the antitrust and patent infringement claims asserted by Philips. The Company is unable to determine whether any loss will occur or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q. Furthermore, there is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.
On December 21, 2012, the Company filed suit against Mindray DS USA, Inc. and Shenzhen Mindray Bio-Medical Electronics Co, Ltd. (Shenzhen Mindray) in the U.S. District Court for the Central District of California. The complaint alleges patent infringement, breach of contract and other claims. Mindray DS USA, Inc. was dismissed from the case based on venue. On June 3, 2013, Shenzhen Mindray answered the Company’s complaint and filed antitrust and related counterclaims against the Company, as well as counterclaims seeking declaratory judgments of invalidity and non-infringement of the patents asserted by the Company against Shenzhen Mindray. On June 24, 2013, the Company filed its answer denying Shenzhen Mindray’s counterclaims and asserting various defenses. On July 17, 2013, the Court granted Shenzhen Mindray’s motion to dismiss the patent claims without prejudice to allow the Company to amend the complaint to provide additional detail supporting Shenzhen Mindray’s direct and indirect infringement of the Company’s patents. On the same day, the Court denied Shenzhen Mindray’s motion to dismiss the Company’s non-patent claims. On August 5, 2013, the Company filed a first amended complaint. On August 21, 2013, Shenzhen Mindray answered the Company’s complaint and reasserted the counterclaims it asserted on June 3, 2013, as well as two additional counterclaims alleging patent infringement. On September 16, 2013, the Company filed its answer denying Shenzhen Mindray’s counterclaims and asserting various defenses. On October 31, 2013, the Court issued a scheduling order setting a trial date of November 4, 2014. On December 10, 2013, Shenzhen Mindray filed a second amended answer and counterclaims, including a new counterclaim for tortious interference. On January 2, 2014, the Company filed a motion for judgment on the pleadings as to Shenzhen Mindray’s antitrust counterclaims and inequitable conduct counterclaims and defenses. The Court granted judgment on the pleadings with leave to amend. On March 27, 2014, Shenzhen Mindray filed a third amended answer and counterclaims. On April 10, 2014, Shenzhen Mindray filed a fourth amended answer and counterclaims. On May 5, 2014, Shenzhen Mindray filed a partial motion for summary judgment of no patent infringement, which the Court denied on June 19, 2014. On May 19, 2014, Shenzhen Mindray filed a motion for judgment on the pleadings contending that Masimo International SARL (a subsidiary of the Company), not Masimo Corporation, has standing to assert its claims relating to breach of contract. The Company opposed this motion and filed a motion to add Masimo International SARL as a plaintiff. On June 26, 2014, the Court granted the Company’s motion and denied Shenzhen Mindray’s motion. The Court also vacated the case schedule. On July 7, 2014, the Company filed a second amended complaint adding Masimo International SARL as a plaintiff. On August 18, 2014, the Court adopted the Company’s proposed case schedule, setting a new trial date of December 1, 2015. The Company believes that it has good and substantial defenses to the antitrust, patent infringement and other counterclaims asserted by Shenzhen Mindray. The Company is unable to determine whether any loss will occur or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

of this Quarterly Report on Form 10-Q. Furthermore, there is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.
On March 6, 2013, Shenzhen Mindray filed a complaint against the Company under the Anti-Unfair Competition Law of the People’s Republic of China (PRC) before the Shenzhen Municipal Intermediate People’s Court, alleging violation of PRC competition laws. On March 10, 2014, the Guangdong Higher People’s Court of PRC held that the Shenzhen Court did not have jurisdiction. On December 23, 2014, the Supreme People’s Court of PRC reversed the Guangdong Court’s ruling. Following the Supreme People’s Court’s ruling, the case was remanded to the Shenzhen Court for a ruling on the merits of Shenzhen Mindray’s claims. Shenzhen Mindray also filed a complaint in Shenzhen Intermediate People’s Court against the Company and Shenzhen Comen Medical Instruments on February 6, 2015, alleging infringement of Chinese Patent No. 00808884.5. Additionally, a separate lawsuit was filed against Masimo Sweden AB on the same day and in the same court alleging infringement of Chinese Patent No. 200710305061.9. The Company believes that it has good and substantial defenses to Shenzhen Mindray’s claims, but there is no guarantee that the Company will prevail in these suits. The Company is unable to determine whether any loss will occur or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q.
On December 10, 2013, the Company filed suit against Mindray DS USA, Inc., (Mindray USA), Shenzhen Mindray and Mindray Medical International Ltd. in the Superior Court of New Jersey. The complaint alleges breach of contract and related claims. In January 2014, Mindray USA removed the case to the U.S. District Court for the District of New Jersey. In February 2014, the Company filed a motion to remand the action to the Superior Court of New Jersey. In May 2014, Mindray USA filed an answer and counterclaims in the U.S. District Court asserting patent infringement and federal antitrust counterclaims. On January 7, 2015, the U.S. District Court remanded the action to the Superior Court of New Jersey. On January 22, 2015, Mindray USA filed an answer and counterclaims in the Superior Court of New Jersey asserting patent infringement and federal antitrust counterclaims, and again removed the case to the U.S. District Court for the District of New Jersey. On January 29, 2015, Mindray USA, Shenzhen Mindray and Mindray Medical International, Ltd. filed separate motions to dismiss the action, each of which is currently pending before the U.S. District Court. On February 23, 2015, the Company filed a motion to remand the case to the Superior Court of New Jersey, which is currently pending before the U.S. District Court. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.
In September 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the District of Delaware by Joseph Ausikaitis naming certain of the Company’s directors and certain executive officers as defendants and the Company as the nominal defendant. The lawsuit alleged claims of breach of fiduciary duty and unjust enrichment in connection with the grant or receipt of stock options under the Company’s 2007 Stock Incentive Plan and related policies. The lawsuit sought unspecified monetary damages on the Company’s behalf from the officer and director defendants, various forms of equitable and/or injunctive relief, attorneys’ and other professional fees and costs and various other forms of relief. On May 5, 2015, the plaintiff and the defendants entered into a Stipulation and Agreement of Settlement providing for an agreement to settle the lawsuit, which was approved by the Court on June 17, 2015. Pursuant to the Stipulation and Agreement of Settlement, the Company agreed to implement certain corporate governance measures and changes, and to ensure that such measures and changes remain in effect for at least 5 years. The Company is not required to pay, and will not receive, any monetary damages under the settlement.
In April 2011, the Company was informed by the United States Attorney’s Office for the Central District of California, Civil Division, that a qui tam complaint had been filed against the Company in the U.S. District Court for the Central District of California by three of the Company’s former physician office sales representatives. The qui tam complaint alleged, among other things, that the Company’s noninvasive hemoglobin products failed to meet their accuracy specifications, and that the Company misled the U.S. Food and Drug Administration (FDA) and customers regarding the accuracy of the products. In November 2011, the United States declined to intervene in the case, and in October 2013, the District Court granted summary judgment in favor of the Company. The former sales representatives have appealed the District Court’s decision.
In September 2011, two of the same former sales representatives filed employment-related claims against the Company in arbitration also stemming from their allegations regarding the Company’s noninvasive hemoglobin products. On January 16, 2014, the Company was notified that the arbitrator awarded the plaintiffs approximately $5.4 million in damages, which the Company accrued in fiscal 2013. In addition, the Company’s insurance carrier notified the Company that it believed certain defense costs related to the arbitration may no longer be reimbursable in view of the arbitration decision. As a result, the Company accrued a liability of $2.6 million in fiscal 2013 for the costs estimated to have been paid by the insurance carrier. The Company challenged the arbitration award in the U.S. District Court for the Central District of California, and on April 3, 2014, the District Court vacated the award. Accordingly, the Company reversed the $8.0 million charge in the quarter ended March 29, 2014. The former sales representatives have appealed the District Court’s decision. The Company is unable to

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

predict the final outcome of the qui tam and employment matters. A reversal of the District Court’s decision in either matter could have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. The Company is unable to determine whether any loss will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q.
In the third quarter of 2013, the Company was notified that the FDA and the United States Attorney’s Office for the Central District of California, Criminal Division (USAO), were investigating the allegations regarding its noninvasive hemoglobin products. In the second quarter of 2014, the Company received grand jury subpoenas requesting documents pertaining to, among other things, the testing, marketing and sales of its Pronto® and Pronto-7® products. On May 7, 2015, the Company received a letter from the USAO stating that, at this time, the USAO has decided not to initiate any criminal charges against the Company or any of its current or former employees in connection with the investigation. The USAO reserved the right to revisit its decision at any time.
On January 2, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California by Physicians Healthsource, Inc. The complaint alleges that the Company sent unsolicited facsimile advertisements in violation of the Junk Fax Protection Act of 2005 and related regulations. The complaint seeks $500 for each alleged violation, treble damages if the District Court finds the alleged violations to be knowing, plus interest, costs and injunctive relief. On April 14, 2014, the Company filed a motion to stay the case pending a decision on a related petition filed by the Company with the Federal Communications Commission (FCC). On May 22, 2014, the District Court granted the motion and stayed the case pending a ruling by the FCC on the petition. On October 30, 2014, the FCC granted some of the relief and denied some of the relief requested in the petition. Both parties appealed the FCC’s decision on the petition. On November 25, 2014, the District Court granted the parties’ joint request that the stay remain in place pending a decision on the appeal. The Company believes it has good and substantial defenses to the claims, but there is no guarantee that the Company will prevail. The Company is unable to determine whether any loss will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q.
On January 31, 2014, an amended putative class action complaint was filed against the Company in the U.S. District Court for the Northern District of Alabama by and on behalf of two participants in the Surfactant, Positive Pressure, and Oxygenation Randomized Trial at the University of Alabama. On April 21, 2014, a further amended complaint was filed adding a third participant. The complaint alleges product liability and negligence claims in connection with pulse oximeters the Company modified and provided at the request of study investigators for use in the trial. A previous version of the complaint also alleged a wrongful death claim, which the Court dismissed on January 22, 2014. The amended complaint seeks unspecified damages, costs, interest, attorney fees and injunctive and other relief. On January 30, 2015, the Company filed a motion for summary judgment, which is currently pending before the Court. The Company believes it has good and substantial defenses to the remaining claims, but there is no guarantee that the Company will prevail. The Company is unable to determine whether any loss will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 4, 2015		June 28, 2014		July 4, 2015		June 28, 2014
Geographic area by destination
North and South America	$110,526	74.9%	$95,462	71.5%	$222,004	75.3%	$188,115	70.8%
Europe, Middle East and Africa	24,335	16.5	22,717	17.0	48,396	16.4	49,729	18.7
Asia and Australia	12,751	8.6	15,314	11.5	24,569	8.3	27,881	10.5
Total product revenue	$147,612	100.0%	$133,493	100.0%	$294,969	100.0%	$265,725	100.0%
United States	$106,236		$91,589		$213,512		$179,636
The Company’s consolidated long-lived assets and net assets by geographic area are:

	July 4, 2015		January 3, 2015
Long-lived assets by geographic area
United States	$205,490	94.8%	$185,461	94.0%
International	11,302	5.2%	11,748	6.0%
Total	$216,792	100.0%	$197,209	100.0%

	July 4, 2015		January 3, 2015
Net assets by geographic area
United States	$124,886	43.9%	$144,541	47.0%
International	159,564	56.1%	163,197	53.0%
Total	$284,450	100.0%	$307,738	100.0%
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
Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant judgment by the Company’s management. The judgment of the Company’s management regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. A valuation allowance has been previously recorded against all of the deferred tax assets of Cercacor. On a quarterly basis, Cercacor’s management reassesses the need for these valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. Cercacor continues to maintain a full valuation allowance as of July 4, 2015 against its net deferred tax assets.
As of July 4, 2015, the liability for income taxes associated with uncertain tax positions was approximately $8.6 million. If fully recognized, approximately $7.1 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.

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
Executive Overview
We are a global medical technology company that develops, manufactures and markets a variety of noninvasive monitoring technologies. We provide our products directly and through distributors and OEM partners to hospitals, emergency medical service (EMS) providers, home care providers, physician offices, ambulatory surgery centers, long-term care facilities, veterinarians and consumers. Our mission is to improve patient outcomes and reduce the cost of care by taking noninvasive monitoring to new sites and applications. We were incorporated in California in May 1989 and reincorporated in Delaware in May 1996.
We invented Masimo Signal Extraction Technology® (Masimo SET®) Measure-Through-Motion and Low-Perfusion™ pulse oximetry monitoring to address the primary limitations of conventional pulse oximetry. Pulse oximetry is the noninvasive measurement of the oxygen saturation level of arterial blood, which delivers oxygen to the body’s tissues, and pulse rate. Pulse oximetry is one of the most common measurements taken in and out of hospitals around the world. We believe that Masimo SET® is trusted by clinicians to safely monitor approximately 100 million patients each year. Masimo SET® pulse oximetry has been shown by more than 100 independent studies and thousands of clinical evaluations during patient motion and low-perfusion conditions to provide more accurate measurements than other non-Masimo pulse oximeters, as well as significantly reduce false alarms (specificity), and accurately detect true alarms (sensitivity) that can indicate a deteriorating patient condition. The use of Masimo SET® pulse oximetry has also been shown to improve patient outcomes by helping clinicians reduce retinopathy of prematurity in neonates, screen newborns for critical congenital heart disease, reduce ventilator weaning time and arterial blood gas measurements in the intensive care unit (ICU), and save lives and costs while reducing rapid response activations and ICU transfers on the general floor.
Since introducing Masimo SET®, we have continued to innovate by introducing additional breakthrough noninvasive measurements that go beyond arterial blood oxygen saturation and pulse rate, and which create new market opportunities in both the hospital and non-hospital care settings. Our product offerings have expanded significantly over the years to include fluid responsiveness monitoring, noninvasive optical blood constituent monitoring, optical organ oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring and optical gas monitoring. In addition, we have developed the Root® patient monitoring and connectivity platform and Patient SafetyNet™ remote patient surveillance monitoring system.
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
Our O3™ regional oximetry monitoring, also known as tissue oximetry and cerebral oximetry monitoring, uses near-infrared spectroscopy to provide for continuous measurement of tissue oxygen saturation (rSO2) to help detect regional hypoxemia that pulse oximetry alone can miss. In addition, our Root® patient monitor and O3™ sensors can automate the differential analysis of regional to central oxygen saturation. O3™ monitoring involves applying O3™ regional oximetry sensors to the forehead and connecting our O3™ Masimo Open Connect™ (MOC-9™) module to any Root® monitor through one of its three MOC-9™ ports. O3™ regional oximetry is currently intended for use in subjects larger than 40 kg (approximately 88 lbs) and has received the CE Mark, but is not currently available for sale in the U.S.
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
Our sound-based monitoring technology, rainbow Acoustic Monitoring™ (RAM™), enables noninvasive monitoring of respiration rate (RRa®). Compared to traditional capnography which monitors exhaled carbon dioxide (CO2), most often through a nasal cannula, multiple clinical studies have shown that the noninvasive measurement of RRa® provides as good or better accuracy to monitor respiration rate and detect respiratory pause episodes, defined as a cessation of breathing for 30 seconds or more. When used with other clinical variables, RRa® may help clinicians assess respiratory depression and respiratory distress earlier and more often to help determine treatment options and potentially enable earlier interventions.
Our portfolio of capnography and gas monitoring products include external “plug-in-and-measure” capnography and gas analyzers, integrated modules, and handheld capnograph and capnometer devices. These products have the ability to measure multiple expired gases, such as CO2, nitrous oxide (N2O), oxygen (O2) and other anesthetic agents. In the case of capnography, respiration rate is also calculated from the CO2 waveform. These measurements are possible through either mainstream monitoring, which samples gases from a ventilated patient’s breathing circuit, or sidestream monitoring, which samples gases from a breathing circuit in mechanically ventilated patients or through a cannula or mask in spontaneously breathing patients. In addition, our EMMA™ Capnograph with waveform display offers clinicians greater assessment of end-tidal CO2 and respiration rate, as well as assists in recognition of return to spontaneous circulation, for a variety of clinical settings, including emergency medicine and transport, operating rooms (ORs), ICUs, patient rooms and clinics. EMMA™ fits in the palm of the hand, and we believe it is the smallest and most portable capnograph in the world.
Root® is a powerful patient monitoring and connectivity platform that integrates our breakthrough rainbow® and SET® measurements with multiple additional specialty measurements through its MOC-9™ connectivity ports in an integrated, clinician-centric platform. The first three Masimo MOC-9™ technologies for Root® were SedLine® brain function monitoring, Phasein™ capnography and O3™ regional oximetry. In addition, Iris™ connectivity in Root® enables third party devices such as intravenous pumps and ventilators to connect through Root® and enables display, notification and documentation to the electronic medical record through our Patient SafetyNet™ solution. In combination with a Radical-7® handheld monitor, Root® will display alarm information simplifying patient care workflows and potentially helping caregivers make quicker patient assessments. Root® can also be connected with monitoring devices from other medical device companies that develop their own MOC-9™ compatible modules.
Our patient surveillance, remote monitoring and clinician notification solution, Patient SafetyNet™, allows for monitoring of the oxygen saturation, pulse rate, perfusion index, hemoglobin, methemoglobin, and respiration rate of up to 200 patients simultaneously. Patient SafetyNet™ offers a rich user interface with trending, real-time waveform capability at the central station and remote notification via pager or smart phones. Patient SafetyNet™ also features the Adaptive Connectivity Engine™, which enables two-way Health Level-7 (HL7) based connectivity to clinical/hospital information systems. The Adaptive Connectivity Engine™ significantly reduces the time and complexity to integrate and validate custom HL7 implementations, and demonstrates our commitment to innovation that automates patient care with open, scalable, and standards-based connectivity architecture. Halo Index™ can be used with our Patient SafetyNet™ to allow continuous global trending and assessment of multiple physiological measurements of a patient with a single number displayed on the Patient SafetyNet™ screen. Halo Index™ is CE marked, but not currently available for sale in the U.S.
In January 2015, we introduced our MightySat™ fingertip pulse oximeter for personal use. MightySat™ provides oxygen saturation and pulse rate measurements and is designed for those who want accurate measurements even under challenging conditions such as movement and low perfusion. MightySat™ is available in three versions, each of which provides SpO2, PR, and PI measurements in a compact, battery-powered design with a large color screen that can be rotated for real-time display of the pleth waveform as well as measurements. Optional Bluetooth wireless functionality enables measurement display via the free, downloadable Masimo Personal Health app on iOS and Android mobile devices, as well as the ability to trend and communicate measurements and interface with the Apple Health app. MightySat™ is also available with optional PVI®, a measure of the dynamic changes in the PI that occur during one or more complete respiratory cycles. MightySat™ is available through online retailers such as Amazon.com. In the U.S., MightySat™ is intended for sports and aviation use only and is not intended for medical use.
In April 2015, we introduced the Patient SafetyNet Series 5000™ along with Iris™ Connectivity and MyView™ through the Root® patient monitoring and connectivity platform. This series of Patient SafetyNet™ offers a new level of interoperability designed to enhance clinician workflows, and reduce the cost of care, from operating rooms to medical-surgical units. The Patient SafetyNet Series 5000™ with Iris™ enables Root® to intake data from all devices connected to the patient, acting as an in-room patient monitor and connectivity hub. Alarms and alerts for all devices are seamlessly forwarded to the patient’s clinician and all device data are effortlessly documented in the patient’s electronic medical record (EMR). The patient-centric user interface of Patient SafetyNet Series 5000™ displays near real-time data from all devices, providing a single unified dashboard of patient information. Having such a holistic view can enable caregivers to more quickly assess patient status, allowing for faster clinical decisions. To simplify documentation of patient data, Root® enables clinicians to easily verify and send patient vitals, as well as all connected medical device information data to the EMR directly from Root®. Data can also be sent to the EMR periodically. An interface between the Patient SafetyNet Series 5000™ Appliance and the hospital admission, discharge and transfer (ADT) system allows clinicians to receive ADT information on Root® for positive patient identification at the bedside. Clinicians can also manually enter additional data on the Root® device, including temperature, blood pressure, level of consciousness, pain score, and urine output.
MyView™ is a wireless, presence-detection system that enables clinicians to automatically display customized clinical profiles on our devices, such as Root®, Radical-7®, and the Patient SafetyNet View Station. When a clinician approaches the device, a clinician-worn MyView™ badge signals the device to display a preselected set of parameters and waveforms tailored to the individual clinician’s preferences. MyView™ gives clinicians the ability to receive and review medical device information in a manner that is most conducive to optimizing their workflow, while the presence mapping data collected by all the Masimo devices can provide information on how clinicians spend time with their patients. This provides nursing leadership and management with the opportunity to examine analytical data on patient and clinician interactions to optimize workflows across the unit, hospital or hospital system.
In June 2015, we announced the CE Mark and pre-market release of noninvasive blood pressure and temperature capabilities for our Root® connectivity and patient monitoring platform. Root® with noninvasive blood pressure from SunTech Medical® enables clinicians to measure arterial blood pressure for adult, pediatric and neonatal patients, with three distinct measurement modes: spot-check, automatic interval and stat interval. The temperature module from Welch Allyn® can measure the temperature of adult, pediatric and neonatal patients.
Also in June 2015, we announced the CE Mark and full market release of MightySat™ Rx fingertip pulse oximeter for clinical use in CE countries, offering the same performance and features as the previously-released MightySat™ for personal use, including Masimo SET® Measure-Through-Motion and Low-Perfusion™ pulse oximetry technology used in the world’s leading hospitals.
Our pulse oximetry technology is generally contained on a circuit board which is placed inside a standalone pulse oximetry monitor, placed inside OEM multi-parameter monitors or included as part of an external “Board-in-Cable” solution which is plugged into a port on an OEM or other device. All of these solutions use our proprietary single-patient use sensors, reusable sensors and/or cables. We sell our products to end-users through our direct sales force and certain distributors, as well as our OEM partners, for incorporation into their products. We also sell certain pulse oximetry products in the consumer market for non-medical use.

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
Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 4, 2015	% of Revenue	June 28, 2014	% of Revenue	July 4, 2015	% of Revenue	June 28, 2014	% of Revenue
Revenue:
Product	$147,612	94.8%	$133,493	94.7%	$294,969	95.1%	$265,725	94.7%
Royalty	8,114	5.2	7,430	5.3	15,294	4.9	15,012	5.3
Total revenue	155,726	100.0	140,923	100.0	310,263	100.0	280,737	100.0
Cost of goods sold	52,825	33.9	47,828	33.9	104,257	33.6	95,341	34.0
Gross profit	102,901	66.1	93,095	66.1	206,006	66.4	185,396	66.0
Operating expenses:
Selling, general and administrative	61,666	39.6	61,347	43.5	122,465	39.5	117,469	41.8
Research and development	13,394	8.6	13,343	9.5	28,323	9.1	27,339	9.7
Litigation award and defense costs	—	—	—	—	—	—	(8,010)	(2.9)
Total operating expenses	75,060	48.2	74,690	53.0	150,788	48.6	136,798	48.7
Operating income	27,841	17.9	18,405	13.1	55,218	17.8	48,598	17.3
Non-operating (expense) income	(1,125)	(0.7)	323	0.2	(972)	(0.3)	523	0.2
Income before provision for income taxes	26,716	17.2	18,728	13.3	54,246	17.5	49,121	17.5
Provision for income taxes	8,020	5.2	4,776	3.4	15,728	5.1	12,678	4.5
Net income including noncontrolling interest	18,696	12.0	13,952	9.9	38,518	12.4	36,443	13.0
Net loss (income) attributable to the noncontrolling interest	655	0.4	(150)	(0.1)	1,356	0.4	(9)	0.0
Net income attributable to Masimo Corporation stockholders	$19,351	12.4%	$13,802	9.8%	$39,874	12.9%	$36,434	13.0%

Comparison of the Three Months ended July 4, 2015 to the Three Months ended June 28, 2014
Revenue. Total revenue increased $14.8 million, or 10.5%, to $155.7 million for the three months ended July 4, 2015 from $140.9 million for the three months ended June 28, 2014. The following chart details our total product revenues by the geographic area to which the products were shipped for the three months ended July 4, 2015 and June 28, 2014 (dollars in thousands):

	Three Months Ended
	July 4, 2015		June 28, 2014		Increase/ (Decrease)	Percentage Change
North and South America	$110,526	74.9%	$95,462	71.5%	$15,064	15.8%
Europe, Middle East and Africa	24,335	16.5	22,717	17.0	1,618	7.1
Asia and Australia	12,751	8.6	15,314	11.5	(2,563)	(16.7)
Total Product Revenue	$147,612	100.0%	$133,493	100.0%	$14,119	10.6%
Royalty	8,114		7,430		684
Total Revenue	$155,726		$140,923		$14,803
Product revenue increased $14.1 million, or 10.6%, to $147.6 million for the three months ended July 4, 2015 from $133.5 million for the three months ended June 28, 2014. This increase was primarily due to higher consumable product sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 1,362,000 units at July 4, 2015, up from 1,260,000 units at June 28, 2014. Offsetting this increase was approximately $5.5 million from the impact of unfavorable movements in foreign exchange rates from the prior year period that reduced the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies, primarily in Europe and Asia.
Product revenue generated through our direct and distribution sales channels increased $11.8 million, or 10.4%, to $125.1 million for the three months ended July 4, 2015, compared to $113.3 million for the three months ended June 28, 2014. During the three months ended July 4, 2015, revenues from our OEM channel rose by $2.3 million, or 11.5%, to $22.5 million from $20.2 million for the three months ended June 28, 2014. Total rainbow® product revenue increased to $13.5 million for the three months ended July 4, 2015, compared to $11.6 million for the three months ended June 28, 2014.
Royalty revenue increased to $8.1 million for the three months ended July 4, 2015 from $7.4 million for the three months ended June 28, 2014.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the three months ended July 4, 2015 and June 28, 2014 was as follows (dollars in thousands):

	Three Months Ended
	July 4, 2015	Percentage of Revenue	June 28, 2014	Percentage of Revenue	Increase/ (Decrease)	Percentage Change
Product Gross Profit	$94,787	64.2%	$85,665	64.2%	$9,122	10.6%
Royalty Gross Profit	8,114	100.0	7,430	100.0	684	9.2
Total Gross Profit	$102,901	66.1%	$93,095	66.1%	$9,806	10.5%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $5.0 million for the three months ended July 4, 2015 compared to the three months ended June 28, 2014 due primarily to the increase in our product revenues. Our total gross margins approximated 66.1% for each of the three months ended July 4, 2015 and June 28, 2014. Excluding royalties, our product gross margin was also unchanged at 64.2% for each of the three months ended July 4, 2015 and June 28, 2014. During the quarter ended July 4, 2015, the benefits from our continued product cost reduction efforts were entirely offset by the net impact of unfavorable movements in foreign exchange rates from the prior year period. We incurred $1.3 million and $1.7 million in Cercacor royalty expenses for each of the three months ended July 4, 2015 and June 28, 2014 respectively, which have been eliminated in our condensed consolidated financial statements for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 63.3% for the three months ended July 4, 2015 and 62.9% for the three months ended June 28, 2014.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs, medical device taxes and other corporate expenses. Selling, general and administrative expenses for the three months ended July 4, 2015 and June 28, 2014 were as follows (dollars in thousands):

Selling, General and Administrative
Three Months Ended July 4, 2015	Percentage of Net Revenues	Three Months Ended June 28, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$61,666	39.6%	$61,347	43.5%	$319	0.5%
Selling, general and administrative expenses decreased $0.3 million, or 0.5%, for the three months ended July 4, 2015 compared to the three months ended June 28, 2014. This decrease was primarily attributable to approximately $2.0 million in lower charitable donations to the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (the Masimo Foundation), which was offset by higher legal and professional fees of approximately $1.8 million, higher headcount related expenses of approximately $0.2 million and increased occupancy costs of $0.4 million in the current year period. Share-based compensation expense of approximately $2.0 million was included in selling, general and administrative expenses for each of the three months ended July 4, 2015 and June 28, 2014. Approximately $1.8 million and $1.6 million of medical device excise tax was included in selling, general and administrative expenses for the three months ended July 4, 2015 and June 28, 2014, respectively. Also included in total selling, general and administrative expenses were $0.7 million and $0.8 million of expenses incurred by Cercacor for the three months ended July 4, 2015 and June 28, 2014, respectively.
Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended July 4, 2015 and June 28, 2014 were as follows (dollars in thousands):

Research and Development
Three Months Ended July 4, 2015	Percentage of Net Revenues	Three Months Ended June 28, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$13,394	8.6%	$13,343	9.5%	$51	0.4%
Research and development expenses remained substantially unchanged for the three months ended July 4, 2015 compared to the three months ended June 28, 2014. Included in research and development expenses was approximately $0.4 million and $0.5 million of share-based compensation expense for the three months ended July 4, 2015 and June 28, 2014, respectively. Also included in total research and development expenses were $1.4 million and $0.9 million of engineering expenses incurred by Cercacor for the three months ended July 4, 2015 and June 28, 2014, respectively.
Non-operating income. Non-operating income consists primarily of interest income, interest expense and foreign exchange losses. Non-operating income for the three months ended July 4, 2015 and June 28, 2014 was as follows (dollars in thousands):

Non-operating Income (Expense)
Three Months Ended July 4, 2015	Percentage of Net Revenues	Three Months Ended June 28, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(1,125)	(0.7)%	$323	0.2%	$(1,448)	(448.3)%
Non-operating income (expense) decreased by $1.4 million for the three months ended July 4, 2015 compared to the three months ended June 28, 2014. Non-operating expense of $1.1 million for the three months ended July 4, 2015 related primarily to $0.6 million of interest expense and $0.5 million of net realized and unrealized losses on foreign currency denominated transactions resulting primarily from the strengthening of the U.S. Dollar against the Japanese Yen and the weakening of the U.S. Dollar against the Swedish Krona, which were partially offset by gains due to the weakening of the U.S. Dollar against the Euro and British Pound. Non-operating income of $0.3 million for the three months ended June 28, 2014 related primarily to net realized and unrealized gains on foreign currency denominated transactions resulting primarily from the strengthening of the U.S. Dollar against the Swedish Krona, which were partially offset by losses due to the strengthening of the U.S. Dollar against the Euro and Japanese Yen.

Provision for Income Taxes. Our provision for income taxes for the three months ended July 4, 2015 and June 28, 2014 was as follows (dollars in thousands):

Provision for Income Taxes
Three Months Ended July 4, 2015	Percentage of Net Revenues	Three Months Ended June 28, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$8,020	5.2%	$4,776	3.4%	$3,244	67.9%
Our provision for income taxes was $8.0 million, or an effective tax rate of 30.0%, for the three months ended July 4, 2015, compared to $4.8 million, or an effective tax rate of 25.5%, for the three months ended June 28, 2014. The higher expected tax rate for the three months ended July 4, 2015 is due to a shift in the expected geographic composition of our pre-tax income for fiscal 2015 to higher taxed jurisdictions due primarily to higher U.S. revenue and unfavorable year over year movements in foreign exchange rates that generally reduced international revenues that are denominated in foreign currencies.
Comparison of the Six Months ended July 4, 2015 to the Six Months ended June 28, 2014
Revenue. Total revenue increased $29.5 million, or 10.5%, to $310.3 million for the six months ended July 4, 2015 from $280.7 million for the six months ended June 28, 2014. The following chart details our total product revenues by the geographic area to which the products were shipped for the six months ended July 4, 2015 and June 28, 2014 (dollars in thousands):

	Six Months Ended
	July 4, 2015		June 28, 2014		Increase/ (Decrease)	Percentage Change
North and South America	$222,004	75.3%	$188,115	70.8%	$33,889	18.0%
Europe, Middle East and Africa	48,396	16.4	49,729	18.7	(1,333)	(2.7)
Asia and Australia	24,569	8.3	27,881	10.5	(3,312)	(11.9)
Total Product Revenue	$294,969	100.0%	$265,725	100.0%	$29,244	11.0%
Royalty	15,294		15,012		282
Total Revenue	$310,263		$280,737		$29,526
Product revenue increased $29.2 million, or 11.0%, to $295.0 million for the six months ended July 4, 2015 from $265.7 million for the six months ended June 28, 2014. This increase was primarily due to higher consumable product sales resulting from an increase in our installed base of circuit boards and pulse oximeters which we estimate totaled 1,362,000 units at July 4, 2015, up from 1,260,000 units at June 28, 2014. Offsetting this increase was approximately $9.7 million from the impact of unfavorable movements in foreign exchange rates from the prior year period that reduced the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies, primarily in Europe and Asia.
Product revenue generated through our direct and distribution sales channels increased $25.7 million, or 11.5%, to $250.1 million for the six months ended July 4, 2015, compared to $224.4 million for the six months ended June 28, 2014. During the six months ended July 4, 2015, revenues from our OEM channel rose by $3.5 million, or 8.5%, to $44.8 million from $41.3 million for the six months ended June 28, 2014. Total rainbow® product revenue increased to $25.6 million for the six months ended July 4, 2015, compared to $24.4 million for the six months ended June 28, 2014.
Royalty revenue increased to $15.3 million for the six months ended July 4, 2015 from $15.0 million for the six months ended June 28, 2014.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the six months ended July 4, 2015 and June 28, 2014 was as follows (dollars in thousands):

	Six Months Ended
	July 4, 2015	Percentage of Revenue	June 28, 2014	Percentage of Revenue	Increase/ (Decrease)	Percentage Change
Product Gross Profit	$190,712	64.7%	$170,384	64.1%	$20,328	11.9%
Royalty Gross Profit	15,294	100.0	15,012	100.0	282	1.9
Total Gross Profit	$206,006	66.4%	$185,396	66.0%	$20,610	10.5%
Cost of goods sold increased $8.9 million for the six months ended July 4, 2015 compared to the six months ended June 28, 2014 due primarily to the increase in product revenue. Our total gross margin increased to 66.4% for the six months ended July 4, 2015 from 66.0% for the six months ended June 28, 2014. Excluding royalties, product gross margin increased to 64.7%

for the six months ended July 4, 2015 from 64.1% for the six months ended June 28, 2014. This net increase in product margin was primarily due to the benefits from our continued product cost reduction efforts. These cost reduction benefits were partially offset by the net impact of unfavorable movements in foreign exchange rates from the prior year period. We incurred $2.6 million and $3.2 million in Cercacor royalty expenses for the six months ended July 4, 2015 and June 28, 2014, respectively, which have been eliminated in our condensed consolidated financial statements for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 63.7% for the six months ended July 4, 2015 and 62.9% for the six months ended June 28, 2014.
Selling, General and Administrative. Selling, general and administrative expenses for the six months ended July 4, 2015 and June 28, 2014 were as follows (dollars in thousands):

Selling, General and Administrative
Six Months Ended July 4, 2015	Percentage of Net Revenues	Six Months Ended June 28, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$122,465	39.5%	$117,469	41.8%	$4,996	4.3%
Selling, general and administrative expenses increased $5.0 million, or 4.3%, for the six months ended July 4, 2015 compared to the six months ended June 28, 2014. This increase was primarily attributable to higher legal and professional fees of approximately $4.1 million, increased occupancy costs of $1.2 million, higher headcount related expenses of approximately $1.0 million, higher medical device excise taxes of $0.4 million and increased marketing related expenses of $0.2 million, offset by approximately $2.0 million in lower charitable donations to the Masimo Foundation. Share-based compensation expense of approximately $4.1 million was included in selling, general and administrative expenses for each of the six months ended July 4, 2015 and June 28, 2014. Approximately, $3.6 million and $3.2 million of medical device excise tax was included in selling, general and administrative expenses for the six months ended July 4, 2015 and June 28, 2014, respectively. Also included in total selling, general and administrative expenses were $1.4 million and $1.6 million of direct expenses incurred by Cercacor for the six months ended July 4, 2015 and June 28, 2014, respectively.
Research and Development. Research and development expenses for the six months ended July 4, 2015 and June 28, 2014 were as follows (dollars in thousands):

Research and Development
Six Months Ended July 4, 2015	Percentage of Net Revenues	Six Months Ended June 28, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$28,323	9.1%	$27,339	9.7%	$984	3.6%
Research and development expenses increased by $1.0 million, or 3.6%, for the six months ended July 4, 2015 compared to the six months ended June 28, 2014. This increase was primarily due to higher headcount related costs of approximately $1.0 million. Included in research and development expenses was approximately $1.2 million and $0.9 million of share-based compensation expense for the six months ended July 4, 2015 and June 28, 2014, respectively. Also included in total research and development expenses were $2.8 million and $1.8 million of engineering expenses incurred by Cercacor for the six months ended July 4, 2015 and June 28, 2014, respectively.
Litigation Award and Defense Costs. Litigation award and defense costs for the six months ended July 4, 2015 and June 28, 2014 was as follows (dollars in thousands):

Litigation Award and Defense Costs
Six Months Ended July 4, 2015	Percentage of Net Revenues	Six Months Ended June 28, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$—	—%	$(8,010)	(2.9)%	$8,010	—%
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

Non-operating income. Non-operating income consists primarily of interest income, interest expense and foreign exchange losses. Non-operating income for the six months ended July 4, 2015 and June 28, 2014 was as follows (dollars in thousands):

Non-operating Income
Six Months Ended July 4, 2015	Percentage of Net Revenues	Six Months Ended June 28, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(972)	(0.3)%	$523	0.2%	$(1,495)	(285.9)%
Non-operating income decreased by $1.5 million for the six months ended July 4, 2015 compared to the six months ended June 28, 2014. Non-operating expense of $1.0 million for the six months ended July 4, 2015 related primarily to $1.0 million of interest expense. Non-operating income of $0.5 million for the six months ended June 28, 2014 related primarily to net realized and unrealized gains on foreign currency denominated transactions resulting primarily from the strengthening of the U.S. Dollar against the Swedish Krona, which were partially offset by losses due to the strengthening of the U.S. Dollar against the Euro and British Pound.
Provision for Income Taxes. Our provision for income taxes for the six months ended July 4, 2015 and June 28, 2014 was as follows (dollars in thousands):

Provision for Income Taxes
Six Months Ended July 4, 2015	Percentage of Net Revenues	Six Months Ended June 28, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$15,728	5.1%	$12,678	4.5%	$3,050	24.1%
Our provision for income taxes was $15.7 million, or an effective tax rate of 29.0%, for the six months ended July 4, 2015, compared to $12.7 million, or an effective tax rate of 25.8%, for the six months ended June 28, 2014. The higher expected tax rate for the six months ended July 4, 2015 is due to a shift in the expected geographic composition of our pre-tax income for fiscal 2015 to higher taxed jurisdictions due primarily to higher U.S. revenue and year over year movements in foreign exchange rates that generally reduced international revenues that are denominated in foreign currencies.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, funds expected to be generated from operations and funds available under our revolving credit agreement. At July 4, 2015, we had approximately $195.3 million in working capital and approximately $119.4 million in cash and cash equivalents as compared to approximately $191.2 million in working capital and approximately $134.5 million in cash and cash equivalents at January 3, 2015. We currently do not maintain an investment portfolio but have the ability to invest in various security holdings, types and maturities that meet credit quality standards in accordance with our investment guidelines.
As of July 4, 2015, we had cash totaling $66.8 million held outside of the U.S. of which approximately $6.2 million was accessible without additional tax cost and approximately $60.6 million was accessible at an incremental estimated tax cost of approximately $18.4 million. In managing our day-to-day liquidity and capital structure, we do not rely on foreign earnings as a source of funds. We currently have sufficient funds on-hand and available under our line of credit to fund our domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes with respect to any such repatriation.
In 2014, we executed Amendment No. 1 to Credit Agreement (Amendment 1) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender (JPMorgan), and Bank of America, N.A., as a Lender (BofA). Amendment 1 modified our existing credit agreement dated April 23, 2014 with JPMorgan (the Credit Agreement and, collectively with Amendment 1, the Amended Credit Agreement). The Amended Credit Agreement increased our current borrowing capacity to $250.0 million, with an option, subject to certain conditions, to increase the aggregate borrowing capacity up to $350.0 million in the future. All unpaid principal under the Amended Credit Agreement will become due and payable on September 29, 2019. See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
During the three months ended July 4, 2015, we received $8.1 million from Covidien for royalties related to their U.S. sales pursuant to the terms of our amended settlement agreement. Based on the terms of such agreement, as of July 4, 2015, Covidien has the right to stop paying us royalties, subject to certain notice requirements. See “Covidien may seek to avoid paying any royalties to us, which would significantly reduce our royalty revenue and total revenues and adversely affect our business, financial condition and results of operations” under Part II, Item 1A - Risk Factors, in this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows (in thousands):
	Six Months Ended
	July 4, 2015	June 28, 2014
Net cash provided by (used in):
Operating activities	$28,276	$38,825
Investing activities	(27,009)	(63,994)
Financing activities	(14,473)	27,909
Effect of foreign currency exchange rates on cash	(1,850)	(1,114)
Increase in cash and cash equivalents	$(15,056)	$1,626
Operating Activities. Cash provided by operating activities was $28.3 million in the six months ended July 4, 2015 arising primarily from net income of $38.5 million, non-cash activity for depreciation and amortization of $7.7 million and share-based compensation of $5.4 million. In addition, accrued liabilities increased by $3.8 million, primarily due to the timing of payments. These sources of cash were primarily offset by other changes in operating assets and liabilities, including a decrease in accounts payable of $7.4 million, an increase in prepaid income taxes of $5.9 million, a decrease in accrued compensation of $4.3 million and a decrease in income taxes payable of $3.8 million, all due to the timing of related payments; an increase in other assets of $4.3 million due primarily to an increase in prepaid discounts; and an increase in accounts receivable of $3.1 million due to the timing of collections.
Cash provided by operating activities was $38.8 million for the six months ended June 28, 2014 arising primarily from net income of $36.4 million, non-cash activity for depreciation and amortization of $6.1 million, share-based compensation of $5.2 million and a provision for deferred taxes of $2.9 million. In addition, accounts payable increased by $1.2 million and prepaid income taxes decreased by $0.3 million, both due to the timing of payments; and accounts receivable decreased by $1.2 million due to the timing of cash receipts from customers. These sources of cash were primarily offset by a decrease in accrued compensation and accrued liabilities of $5.7 million and $4.4 million, respectively, due to the timing of payments.
Investing Activities. Cash used in investing activities for the six months ended July 4, 2015 was $27.0 million, consisting primarily of $24.7 million for purchases of property and equipment, including $6.3 million related to the purchase of our New Hampshire manufacturing and warehouse facility (New Hampshire Property), and $2.3 million of intangible assets, of which approximately $1.3 million related to capitalized patent and trademark costs and approximately $0.9 million related to intangible assets acquired in connection with the purchase of our New Hampshire Property. Cash used in investing activities for the six months ended June 28, 2014 was $64.0 million, consisting of $62.1 million, including $56.0 million related to the purchase of our new corporate headquarters, and $1.9 million for the increase in intangible assets related to capitalized patent and trademark costs.
Financing Activities. Cash used in financing activities for the six months ended July 4, 2015 was $14.5 million, primarily resulting from common stock repurchase transactions that settled during the quarter totaling $81.7 million, offset by net borrowings under our Amended Credit Agreement of $52.5 million and proceeds from the issuance of common stock (upon exercise of options) totaling $15.2 million. Cash used in financing activities for the six months ended June 28, 2014 was $27.9 million, primarily resulting from borrowings under our line of credit totaling $75.0 million, offset by common stock repurchase transactions totaling $49.2 million.
Capital Resources and Prospective Capital Requirements
As of July 4, 2015, we had $177.5 million in outstanding loan draws and $1.6 million in outstanding letters of credit under our Amended Credit Agreement, leaving available borrowing capacity of $70.9 million. We also had outstanding capital lease obligations of $0.2 million related primarily to office and computer equipment. We had no other debt obligations and are in compliance with all bank covenants.
In February 2013, our board of directors authorized the repurchase of up to 6.0 million shares of our common stock under a repurchase program. In October 2014, our board of directors authorized us to repurchase up to an additional 3.0 million shares under this stock repurchase program. During the three months ended July 4, 2015, approximately 2.1 million shares were repurchased at an average cost of $34.56 per share. As of July 4, 2015, approximately 1.2 million shares remained authorized for repurchase under the current program. For additional information regarding our stock repurchase program, see Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we engaged in these relationships. As of July 4, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of net revenues, expenses, assets and liabilities. We regularly evaluate our estimates and assumptions related to our critical accounting policies, including revenue recognition and deferred revenue, inventory and related reserves for excess or obsolete inventory, allowance for doubtful accounts, share-based compensation, goodwill, deferred taxes and related valuation allowances, uncertain tax positions, tax contingencies, litigation costs and loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. Changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact on our condensed consolidated financial statements and future results of operations may be material. For a description of our critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015 filed with the SEC on February 17, 2015. There have been no material changes to any of our critical accounting policies during the six months ended July 4, 2015.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuations in interest expense is limited to interest associated with our outstanding capital lease arrangements, which have fixed interest rates, and any borrowings under our Amended Credit Agreement and any amendments thereto. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at July 4, 2015. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.
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
Our primary foreign currency exchange rate exposures are with the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound, Mexican Peso and Australian Dollar, against the U.S. Dollar. Foreign currency exchange rates have experienced significant movements recently, particularly when compared to the same prior year period, and such volatility may continue in the future. Specifically, during the three and six months ended July 4, 2015, we estimate that changes in the exchange rates of the U.S. Dollar relative to the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound and Australian Dollar negatively impacted our revenues by $5.5 million and $9.7 million, respectively, when compared to foreign exchange rates from the prior year periods. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of a 10% change in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
There has been no change in our internal control over financial reporting during the quarter ended July 4, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The medical device industry is characterized by rapid product development and technological advances, which places our products at risk of obsolescence. Our long-term success depends upon the development and successful commercialization of new products, new or improved technologies and additional applications for Masimo SET® and licensed rainbow® technology. The research and development process is time-consuming and costly and may not result in products or applications that we can successfully commercialize. In particular, we may not be able to successfully commercialize our products for applications other than arterial blood oxygen saturation and pulse rate monitoring, including respiration rate, hemoglobin, carboxyhemoglobin and methemoglobin monitoring. If we do not successfully adapt our products and applications both within and outside these measurements, we could lose revenue opportunities and customers. Furthermore, one or more of our competitors may develop products that are substantially equivalent to our U.S. Food and Drug Administration (FDA) cleared products, or those of our original equipment manufacturer (OEM) partners, whereby they may use our products or those of our OEM partners as predicate devices to more quickly obtain FDA clearance of their competing products. Competition could result in pressure from our customers to reduce the price of our products and fewer orders for our products, which could, in turn, cause a reduction in our revenues and product gross margins, thereby adversely impacting our business, financial condition and results of operations.
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
We are party to a settlement agreement with Covidien, which was recently acquired by Medtronic plc. Under the current settlement agreement, we earn royalties on Covidien’s total U.S. based pulse oximetry sales. For the six months ended July 4, 2015 and June 28, 2014, our royalties from the Covidien settlement agreement totaled approximately $15.3 million and $15.0 million, respectively. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share. As a result, an elimination of royalties that we earn under the settlement agreement in the future would have a significant impact on our revenue, gross margins, operating income and earnings per share.
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
These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of such contractual arrangement. For the six months ended July 4, 2015 and June 28, 2014, shipments of our pulse oximetry products to customers that are members of GPOs represented approximately $170.8 million and $153.8 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
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
Our customers are facing growing levels of uncertainties, such as lower overall hospital census for paying patients and the impact of that lower census on hospital budgets. In addition, although not yet fully understood, the impact of the Patient Protection and Affordable Care Act may force hospitals to reevaluate their entire cost structure, including the amount of capital they allocate to medical device technologies and products. Such developments could have a significant negative impact on our OEM customers who, due to their traditionally larger capital equipment sales model, could see declines in purchases from their hospital customers. This, in turn, could reduce our board sales to our OEM customers. In addition, certain of our products, including our rainbow® measurements such as carbon monoxide, methemoglobin and hemoglobin, that are sold with upfront license fees and more complex and expensive sensors could also be impacted by hospital budget reductions.
In addition, states and other local regulatory authorities may issue guidelines regarding the appropriate scope and use of our products from time to time. For example, some of our noninvasive monitoring devices may be subject to authorization by individual states as part of the Emergency Medical Services (EMS) scope of practice procedures. Although a lack of inclusion into scope of practice procedures does not prohibit usage, it may limit adoption.
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
We have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. For the six months ended July 4, 2015 and June 28, 2014, we had sales through two just-in-time distributors, which in total represented approximately 27.0% and 25.0%of our total revenue, respectively. The loss of any large customer or distributor could have a material adverse effect on our business, financial condition and results of operations.
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
In response to these imitation sensors and third-party reprocessors, we offer to our customers our own Masimo reprocessed sensors, which we re-manufacture and test to ensure that they meet the same performance specifications as our new Masimo sensors. In addition, we have incorporated X-Cal™ technology into certain products to ensure our customers get the performance they expect by using genuine Masimo sensors. We believe this technology will help ensure that hospitals, clinicians and, ultimately, their patients receive true Masimo measurement quality and performance, and will curtail some of the harm to us that results when customers experience performance and other problems with imitation and reprocessed sensors. However, some customers may object to the X-Cal™ technology, potentially resulting in the loss of customers and revenues. In addition, reprocessed sensors sold by Masimo are generally offered at a lower price and, therefore, may reduce certain customer demand for our new sensors. As a result, increased sales of genuine Masimo reprocessed sensors may result in lower revenues, which could negatively impact our business, financial condition and results of operations.
*From time to time, we may carry out strategic initiatives that may not be viewed favorably by our customers, or could negatively impact our business, financial condition and results of operations.
We expect to continue to carry out strategic initiatives and investments that we believe are necessary to grow our revenues and expand our business, both in the United States and abroad. For example, since 2013, we have made investments in a new worldwide blood management sales force whose primary focus is to work with hospitals to identify new opportunities for our noninvasive hemoglobin measurement, SpHb®. Although we believe strategic initiatives and investments, including our investment in the new worldwide blood management sales force, are, and will continue to be, in the long-term best interests of Masimo and our stockholders, there are no assurances that such initiatives and investments will yield favorable results for us. Accordingly, if these initiatives and investments are not viewed favorably by our customers, our business, financial condition and results of operations could be adversely affected.

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
On September 16, 2011, the Leahy-Smith America Invents Act (the Leahy-Smith Act), which includes a number of significant changes to U.S. patent law, was signed into law. The provisions of the Leahy-Smith Act include changes in the way patent applications will be prosecuted, including a transition to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention, and may also affect patent litigation. Under a “first-to-file” system, a third-party that files a patent application with the PTO before us could be awarded a patent covering an invention of ours even if we made the invention before it was made by the third-party. The PTO has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act. Many of the substantive changes to patent law associated with the Leahy-Smith Act and, in particular, the “first-to-file” provisions, became effective in March 2013. Additionally, the Leahy-Smith Act introduced procedures that may make it easier for third parties to challenge issued patents, as well as to intervene in the prosecution of patent applications, and, as a result, our issued patents, and those that may be issued or licensed in the future, may expire or be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related technologies. Furthermore, the Leahy-Smith Act contains new statutory provisions that require the PTO to issue new regulations for their implementation, and it may take the courts years to interpret the provisions of the new statute. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on our business, the cost of prosecuting our licensed and future patent applications, our ability to obtain patents based on our licensed and future patent applications and our ability to enforce or defend our licensed or future issued patents. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our pending and future patent applications and the enforcement or defense of our issued and future patents, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
*If third parties claim that we infringe their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling certain products.
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
In addition, new patents obtained by our competitors could threaten the continued commercialization of our products in the market even after they have already been introduced. Philips Electronics North America Corporation and Shenzhen Mindray Bio-Medical Electronics Co., Ltd. have each filed antitrust and patent infringement counterclaims against us, as further described in Note 13 to the condensed consolidated financial statements under the caption “Litigation” of this Quarterly Report on Form 10-Q.
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
In February 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH (collectively, Philips) related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. In each of December 2012 and December 2013, we filed patent infringement and breach of contract suits against Mindray DS USA, Inc., Shenzhen Mindray Bio-Medical Electronics Co., Ltd., and Mindray Medical International Ltd. (collectively, Mindray). These suits are described in Note 13 to the condensed consolidated financial statements under the caption “Litigation” of this Quarterly Report on Form 10-Q. Both Philips and Mindray are OEM partners of ours. There is no guarantee that we will prevail in these suits or receive any damages or other relief if we do prevail.

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
Each medical device that we wish to market in the U.S. generally must first receive 510(k) clearance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA) by filing a 510(k) pre-market notification, receiving clearance through the de novo review process, or obtaining pre-market approval by submitting a pre-market approval (PMA) application. Even if regulatory clearance or approval of a product is granted, the clearance or approval may be subject to limitations on the indicated uses for which the product may be marketed. We cannot guarantee that the FDA will grant 510(k) clearance on a timely basis, if at all, for new products or uses that we propose for Masimo SET® or licensed rainbow® technology. The FDA’s 510(k) clearance process of our products and uses typically takes between four to twelve months, and may take longer. However, over the past few years, we have experienced a significantly longer 510(k) clearance review process. Our more recent experience and interactions with the FDA, along with information we have received from other medical device manufacturers, suggests that, in some cases, the FDA is requiring applicants to provide much more or different information and data for 510(k) clearance than it had previously required; and that the FDA may not rely on approaches that it had previously accepted to support 510(k) clearance, thereby leading to more review cycles or to decisions that may not be substantially the same as previous equivalent decisions. As a result, we have experienced lengthier FDA 510(k) review periods over the past few years, which has delayed the 510(k) clearance process for our products and uses over this period as compared to prior periods.
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
We recently launched iSpO2® and MightySat™, which are non-medical use pulse oximeters intended for sports and aviation use. We are marketing these products in accordance with the FDA’s current policy and enforcement discretion, which indicates that pulse oximeters that are not intended for medical purposes can be marketed directly to consumers without first obtaining 510(k) clearance. We cannot assure you that the FDA will not change its policy regarding the regulation of these products. If the FDA changes its policy or concludes that our marketing of these products is not in accordance with its current policy, we may be required to seek 510(k) clearances to market these pulse oximeters. We also may be required to cease marketing and/or recall the products until we obtain a new 510(k) clearance.
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
In 2013, the FDA inspected our facility in Irvine, California and issued an FDA Form 483 listing observations the investigator believed may constitute violations of statutes or regulations administered by the FDA, including observations relating to complaint handling, medical device reporting and corrective and preventative action (CAPA) procedures. In 2014, the FDA also inspected our facility in Mexicali, Mexico and issued a Form 483 listing observations relating to our CAPA procedures, documentation practices associated with our device history records and procedures for employee training. We submitted responses to both Form 483s. In August 2014, we received from the FDA a final inspection report closing out the Mexicali inspection and a warning letter (the Warning Letter) related to the Irvine inspection. We submitted a response (the Response Letter) to the Warning Letter on September 5, 2014 and held a regulatory meeting with the FDA on September 19, 2014. At the meeting, in addition to discussing our Response Letter, the FDA raised issues beyond the scope of the Warning Letter in the areas of Good Manufacturing Practices, quality, bioresearch monitoring and labeling/promotion. We have been in communication with the FDA since the meeting and are working to resolve the issues raised by the FDA. In the meantime, we are currently unable to renew and/or obtain Certificates to Foreign Governments (CFGs), which may prevent us from registering or importing products into certain countries that require CFGs, including Argentina, China and Thailand. We do not know what further actions, if any, the FDA will take in connection with these issues. If we are unable to resolve the issues raised by the FDA, our business, financial condition and results of operations could be adversely affected.
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
Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies or failure to adequately respond to any FDA Form 483 observations, any Food and Drug Branch notices of violation or any similar reports could result in, among other things, any of the following items:

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
We have made modifications to our devices in the past and we may make additional modifications in the future. Any modifications to an FDA-cleared device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly PMA. We may not be able to obtain such clearances or approvals in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would have an adverse effect on our business, financial condition and results of operations. If the FDA disagrees with our conclusion and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices, which could have an adverse effect on our business, financial condition and results of operations.
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
In the third quarter of 2013, we were notified that the FDA and the United States Attorney’s Office for the Central District of California, Criminal Division (USAO), were investigating the allegations regarding our noninvasive hemoglobin products. In the second quarter of 2014, we received grand jury subpoenas requesting documents pertaining to, among other things, the testing, marketing and sales of our Pronto® and Pronto-7® products. On May 7, 2015, we received a letter from the USAO stating that, as of the date of the letter, the USAO had decided not to initiate any criminal charges against the Company or any of its current or former employees in connection with its investigation. The USAO reserved the right to revisit its decision at any time.
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
In addition, the requirements or restrictions imposed on us or our products may change, either as a result of administratively adopted policies or regulations or as a result of the enactment of new laws. Our medical devices and business activities are subject to rigorous regulation by the FDA and other federal, state and international governmental authorities. These authorities and members of Congress have been increasing their scrutiny over the medical device industry. In recent years, the U.S. Congress, Department of Justice, the Office of Inspector General of the Department of Health and Human Services, and the Department of Defense have issued subpoenas and other requests for information to medical device manufacturers, primarily related to financial arrangements with health care providers, regulatory compliance and marketing and product promotional practices. Furthermore, certain state governments have enacted legislation to increase transparency of interactions with health care providers, pursuant to which we are required by law to disclose payments and other transfers for value to health care providers licensed by certain states. We anticipate that the government will continue to scrutinize our industry closely, and any new regulations or statutory provisions could result in delays or increased costs during the periods of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance.
Risks Related to Our Business and Operations
*We may experience conflicts of interest with Cercacor with respect to business opportunities and other matters.
Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that, as of July 4, 2015, a number of our stockholders, including certain of our directors and executive officers, continue to own shares of Cercacor stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.
Due to the interrelated nature of Cercacor with us, conflicts of interest will arise with respect to transactions involving business dealings between us and Cercacor, potential acquisitions of businesses or products and the development and ownership of technologies and products, the sale of products, markets and other matters in which our best interests and the best interests of our stockholders may conflict with the best interests of the stockholders of Cercacor. In addition, we and Cercacor may disagree regarding the interpretation of certain terms in the Cross-Licensing Agreement. We cannot guarantee that any conflict of interest will be resolved in our favor, or that, with respect to our transactions with Cercacor, we will negotiate terms that are as favorable to us as if such transactions were with another third-party.
*We will be required to assign to Cercacor and pay Cercacor for the right to use certain products and technologies we develop that relate to the monitoring of non-vital sign parameters, including improvements to Masimo SET®.
Under the Cross-Licensing Agreement, if we develop certain products or technologies that relate to the noninvasive monitoring of non-vital sign parameters, including improvements to Masimo SET® for the noninvasive monitoring of non-vital sign parameters, we would be required to assign these developments to Cercacor and then license the technology back from Cercacor in consideration for upfront payments and royalty obligations to Cercacor. Therefore, these products and technologies would be deemed to have been developed or improved exclusively by Cercacor. In addition, we will not be reimbursed by Cercacor for our expenses relating to the development or improvement of any such products or technologies, which expenses may be significant. As a result of these terms, we may not generate any revenue from the further development of certain products and technologies for the monitoring of non-vital sign parameters, including improvements to Masimo SET®, which could adversely affect our business, financial condition and results of operations.
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
Currently, we are required to consolidate Cercacor within our financial statements. Accordingly, the royalties that we owe to Cercacor are eliminated in our condensed consolidated financial statements presented within this Quarterly Report on Form 10-Q and our other periodic reports, and the gross profit margins reported in our consolidated financial results do not include the royalty expense that we pay to Cercacor. We are also obligated to include, and have included, Cercacor’s engineering and administrative expenses in our reported engineering and administrative expenses. If our financial statements were not consolidated with Cercacor, our reported cost of goods sold would increase and our reported engineering and administrative expenses would decrease. In the future, depending upon the success of rainbow® products and the royalties earned by Cercacor on those revenues, it is possible that the royalty expense will grow at a rate higher than the growth of engineering and administrative expenses. Should this occur, and if we also were no longer required to consolidate Cercacor’s financial results within our financial statements, our unconsolidated cost of goods sold could grow at a faster rate than our unconsolidated engineering expenses decrease.

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
Cercacor owns all of the proprietary rights to certain rainbow® technology developed with our proprietary Masimo SET® for products intended to be used in the Cercacor Market, and all rights to any non-vital signs measurement for which we do not exercise an option pursuant to the Cross-Licensing Agreement. In addition, Cercacor has the right to terminate the Cross-Licensing Agreement or grant licenses covering rainbow® technology to third parties if we breach certain terms of the agreement, including any failure to meet our minimum royalty payment obligations or failure to use commercially reasonable efforts to develop or market products incorporating licensed rainbow® technology. If we lose our exclusive license to rainbow® technology, we would lose the ability to prevent others from making, using, selling or importing products using rainbow® technology in our market. As a result, we would likely be subject to increased competition within our market, and Cercacor or competitors who obtain a license to rainbow® technology from Cercacor would be able to offer related products.
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
Under the Cross-Licensing Agreement, a change in control includes the resignation or termination of Joe Kiani from his position as Chief Executive Officer of either Masimo or Cercacor. A change in control also includes other customary events, such as the sale or merger of our company or Cercacor to a non-affiliated third-party or the acquisition of 50% or more of the voting power of our company or Cercacor by a non-affiliated third-party. In the event we undergo a change in control, we are required to immediately pay a $2.5 million fee to exercise an option to license technology developed by Cercacor for use in blood glucose monitoring. Additionally, our per product royalties payable to Cercacor will become subject to specified minimums, and the minimum aggregate annual royalties for licensed rainbow® measurements payable to Cercacor related to carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and blood glucose will increase to $15.0 million, plus up to $2.0 million for other rainbow® measurements. Also, if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark following a change in control, all rights to the “Masimo” trademark will automatically be assigned to Cercacor. This could delay or discourage transactions involving an actual or potential change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over our then-current trading price. In addition, our requirement to assign all future improvements for non-vital signs to Cercacor could impede a change in control of our company.
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. See our “Critical Accounting Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, which we filed with the SEC on February 17, 2015.
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
We derive a portion of our net sales from international operations. In the six months ended July 4, 2015 and June 28, 2014, 27.6% and 32.0%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we could be exposed to potentially significant penalties if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.
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
We market our products in certain foreign markets through our subsidiaries and other international distributors. The related sales agreements may provide for payments in a foreign currency. While a majority of our sales are transacted in U.S. Dollars, some of our sales agreements with foreign customers provide for payment in currencies other than the U.S. Dollar. These foreign currency revenues, when converted into U.S. Dollars, can vary depending on average exchange rates during a respective period. Specifically, during the six months ended July 4, 2015, we estimate that the strengthening of the U.S. Dollar, relative to the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound and Australian Dollar, negatively impacted our revenues by $9.7 million when compared to foreign exchange rates from the same prior year period. Similarly, certain of our foreign sales support subsidiaries transact business in their respective country’s local currency, which is also their functional currency. As a result, expenses of these foreign subsidiaries when converted into U.S. Dollars can vary depending on average monthly exchange rates during a respective period. We are also exposed to foreign currency gains or losses on outstanding foreign currency denominated receivables and payables. When converted to U.S. Dollars, these receivables and payables can vary depending on the monthly exchange rates at the end of the period. In addition, certain intercompany transactions may give rise to realized and unrealized foreign currency gains or losses based on the currency underlying such intercompany transactions. Accordingly, our operating results are subject to fluctuations in foreign currency exchange rates.
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
In addition, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the Sarbanes-Oxley Act), we are required to evaluate and provide a management report on our systems of internal control over financial reporting, and our independent registered public accounting firm is required to attest to our internal control over financial reporting. During the course of the evaluation of our internal control over financial reporting, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities. In addition, if we fail to maintain the adequacy of our internal controls over financial reporting, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. Any failure to maintain compliance with the requirements of Section 404 of the Sarbanes-Oxley Act could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business, negatively impact the trading price of our stock, and adversely affect investors’ confidence in our company and our ability to access capital markets for financing.

*Changing laws and increasingly complex corporate governance and public disclosure requirements could have an adverse effect on our business and operating results.
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
For example, the Dodd-Frank Act includes provisions regarding “conflict minerals” (generally tin, tantalum, tungsten and gold)that are mined in the Democratic Republic of Congo and adjoining countries (the DRC region), and similar rules have been proposed in the European Union. Since certain of these conflict minerals are used in the manufacture of our products, the Dodd-Frank Act provisions require us to undertake comprehensive due diligence to determine whether conflict minerals used in our products, including any portion of our products manufactured by third parties, financed or benefited armed groups in the DRC region. The rules also require us to file conflict mineral reports with the SEC annually. We have incurred, and expect to continue to incur, additional costs to comply with these rules, including costs related to determining the source of origin of conflict minerals used in our products. Given the complexity of our supply chain, we may face difficulties if our suppliers are unwilling or unable to verify the origin of all conflict minerals used in our products. Furthermore, our ongoing compliance with these rules could affect the pricing, sourcing and availability of minerals used in the manufacture of our products. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are free of conflict minerals. To maintain high standards of corporate governance and public disclosure, we have invested in, and intend to continue to invest in, reasonably necessary resources to comply with such evolving standards. These investments have resulted in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities and may continue to do so in the future.
In addition, stockholder litigation surrounding executive compensation and disclosure of executive compensation has increased with the passage of the Dodd-Frank Act. Furthermore, in recent years, our stockholders have not approved our advisory vote on named executive officer compensation that is required to be voted on by our shareholders annually pursuant to the Dodd-Frank Act. If we are involved in a lawsuit related to compensation matters or any other matters not covered by our directors’ and officers’ liability insurance, we may incur significant expenses in defending against such lawsuits, or be subject to significant fines or required to take significant remedial actions, each of which could adversely affect our business, financial condition and results of operations.
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
In addition, under our Amended Credit Agreement, we are required to satisfy and maintain specified financial ratios and other affirmative covenants. Our ability to meet those financial ratios and affirmative covenants could be affected by events beyond our control, and, therefore, we cannot be assured that we will be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under the Amended Credit Agreement. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under our Amended Credit Agreement to be immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. As of July 4, 2015, we had $177.5 million outstanding under the Amended Credit Agreement and we were in compliance with all applicable covenants.
Risks Related to Our Stock
*Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From January 4, 2015 to July 4, 2015, our closing stock price ranged from $25.52 to $39.73 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
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
As of July 4, 2015, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 15.2% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
*You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.
As of July 4, 2015, an aggregate of approximately 14.9 million shares of our stock were reserved for future issuance under our three equity incentive plans, approximately 9.8 million of which were subject to options outstanding as of that date at a weighted-average exercise price of $24.75 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.
Future resales of our stock, including those by our insiders and a few investment funds, may cause our stock price to decline.
A significant portion of our outstanding shares are held by our directors, our executive officers and a few investment funds. Resales by these stockholders of a substantial number of such shares, announcements of any proposed resale of substantial amounts of our stock or the perception that substantial resales may be made, could significantly reduce the market price of our stock. Some of our directors and executive officers have entered into Rule 10b5-1 trading plans pursuant to which they have arranged to sell shares of our stock from time to time in the future. Generally, these sales require public filings. Actual or potential sales by these insiders, including those under a pre-arranged Rule 10b5-1 trading plan, could be interpreted by the market as an indication that the insider has lost confidence in our stock and reduce the market price of our stock.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our amended and restated certificate of incorporation authorizes our board of directors to issue up to 5.0 million shares of “blank check” preferred stock. As a result, without further stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third-party to acquire us. In addition, our amended and restated certificate of incorporation provides for a staggered board of directors, whereby directors serve for three year terms, with one-third of the directors coming up for reelection each year. A staggered board will make it more difficult for a third-party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our board of directors.
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
In February 2013, our Board authorized a stock repurchase program, whereby we may purchase up to 6.0 million shares of our common stock over a period of up to three years. In October 2014, our Board increased the number of shares authorized for repurchase under the program by 3.0 million shares, bringing the total number of shares authorized for repurchase under the program to 9.0 million shares. As of July 4, 2015, approximately 1.2 million shares remained authorized for repurchase under the program. Any repurchase of our common stock will be at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources, and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. In addition, under certain circumstances, our Amended Credit Agreement may limit or restrict our ability to repurchase our stock. In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our Board may modify or amend our stock repurchase program at any time at its discretion without stockholder approval.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
Stock repurchases during each fiscal month of the quarter ended July 4, 2015 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 5, 2015 to May 2, 2015	1,027,266	$34.50	1,027,266	2,267,537
May 3, 2015 to May 30, 2015	1,097,310	34.62	1,097,310	1,170,227
May 31, 2015 to July 4, 2015	956	35.00	956	1,169,271
Total	2,125,532	$34.56	2,152,532	1,169,271
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

MASIMO CORPORATION

Date: August 4, 2015	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: August 4, 2015	By:	/s/ MARK P. DE RAAD
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)
3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)
3.3	(3)	Amended and Restated Bylaws adopted on October 20, 2011 (Exhibit 3.2)
4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)
4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999, between the Company and certain of its stockholders (Exhibit 4.2)
4.3	(2)	Rights Agreement, dated November 9, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)
4.4#	(4)	Masimo Retirement Savings Plan (Exhibit 4.7)
12.1*		Statement Regarding the Computation of Ratio of Earnings to Fixed Charges
21.1*		List of Registrant’s subsidiaries
31.1*		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*		Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*		Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 4, 2015 and January 3, 2015, (ii) Condensed Consolidated Statements of Income for the three and six months ended July 4, 2015 and June 28, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 4, 2015 and June 28, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 4, 2015 and June 28, 2014, and (v) Notes to Condensed Consolidated Financial Statements.
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