Form 10-Q
period 2015-10-03
MASIMO CORP
filed 2015-11-06
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of October 3, 2015
Common stock, $0.001 par value	50,287,697

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED OCTOBER 3, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	October 3, 2015	January 3, 2015
ASSETS
Current assets
Cash and cash equivalents	$103,581	$134,453
Accounts receivable, net of allowance for doubtful accounts of $2,180 and $1,890 at October 3, 2015 and January 3, 2015, respectively	75,465	71,017
Inventories	73,311	69,718
Prepaid income taxes	5,420	417
Other current assets	21,710	21,471
Deferred tax assets	18,062	18,065
Total current assets	297,549	315,141
Deferred cost of goods sold	67,891	67,485
Property and equipment, net	128,569	101,952
Intangible assets, net	27,883	27,771
Goodwill	20,452	20,979
Deferred tax assets	24,124	24,193
Other assets	11,318	7,485
Total assets	$577,786	$565,006
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$28,735	$38,045
Accrued compensation	31,734	33,600
Accrued liabilities	24,096	24,541
Income taxes payable	2,481	6,562
Deferred revenue	24,647	21,067
Current portion of capital lease obligations	80	79
Total current liabilities	111,773	123,894
Deferred revenue	337	453
Long term debt	190,100	125,145
Other liabilities	7,342	7,773
Total liabilities	309,552	257,265
Commitments and contingencies
Equity
Masimo Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at October 3, 2015 and January 3, 2015	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 50,287 and 52,594 shares issued and outstanding at October 3, 2015 and January 3, 2015, respectively	50	52
Treasury stock, 12,156 and 8,611 shares at October 3, 2015 and January 3, 2015, respectively	(316,063)	(185,906)
Additional paid-in capital	325,128	288,686
Accumulated other comprehensive loss	(4,339)	(2,093)
Retained earnings	264,459	205,260
Total Masimo Corporation stockholders’ equity	269,235	305,999
Noncontrolling interest	(1,001)	1,742
Total equity	268,234	307,741
Total liabilities and equity	$577,786	$565,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Revenue:
Product	$144,603	$137,142	$439,572	$402,868
Royalty	7,972	6,976	23,266	21,988
Total revenue	152,575	144,118	462,838	424,856
Cost of goods sold	50,343	47,894	154,600	143,236
Gross profit	102,232	96,224	308,238	281,620
Operating expenses:
Selling, general and administrative	59,607	62,064	182,072	179,533
Research and development	14,485	14,213	42,808	41,552
Litigation award and defense costs	—	(2,321)	—	(10,331)
Total operating expenses	74,092	73,956	224,880	210,754
Operating income	28,140	22,268	83,358	70,866
Non-operating expense	(1,050)	(566)	(2,022)	(43)
Income before provision for income taxes	27,090	21,702	81,336	70,823
Provision for income taxes	9,161	5,568	24,889	18,246
Net income including noncontrolling interest	17,929	16,134	56,447	52,577
Net loss (income) attributable to the noncontrolling interest	1,396	(1,271)	2,752	(1,280)
Net income attributable to Masimo Corporation stockholders	$19,325	$14,863	$59,199	$51,297

Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.38	$0.28	$1.15	$0.92
Diluted	$0.36	$0.27	$1.10	$0.91

Weighted-average shares used in per share calculations:
Basic	50,974	53,988	51,653	55,521
Diluted	53,686	54,618	53,946	56,381
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income including noncontrolling interest	$17,929	$16,134	$56,447	$52,577
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	112	(1,701)	(2,246)	(3,411)
Total comprehensive income	18,041	14,433	54,201	49,166
Comprehensive loss (income) attributable to noncontrolling interest	1,396	(1,271)	2,752	(1,280)
Comprehensive income attributable to Masimo Corporation stockholders	$19,437	$13,162	$56,953	$47,886
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	October 3, 2015	September 27, 2014
Cash flows from operating activities:
Net income including noncontrolling interest	$56,447	$52,577
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	11,603	9,481
Share-based compensation	8,132	7,784
Loss on disposal of property and equipment	22	2
Provision for doubtful accounts	506	211
Provision for deferred income taxes	—	2,926
Income tax benefit from exercise of stock options granted prior to January 1, 2006	2,006	49
Excess tax (benefit) deficit from share-based compensation arrangements	(1,837)	74
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,048)	3,198
Increase in inventories	(3,755)	(6,306)
Increase in deferred cost of goods sold	(528)	(3,580)
Increase in prepaid income taxes	(5,003)	(685)
Increase in other assets	(4,140)	(4,793)
Decrease in accounts payable	(4,179)	(1,609)
(Decrease) increase in accrued compensation	(1,436)	1,181
(Decrease) increase in accrued liabilities	(276)	5,446
(Decrease) increase in income tax payable	(2,212)	558
Increase in deferred revenue	3,465	445
Decrease in other liabilities	(272)	(136)
Net cash provided by operating activities	53,495	66,823
Cash flows from investing activities:
Purchases of property and equipment, net	(40,520)	(66,847)
Increase in intangible assets	(3,085)	(2,779)
Net cash used in investing activities	(43,605)	(69,626)
Cash flows from financing activities:
Borrowings under line of credit	107,500	125,000
Repayments on line of credit	(42,500)	—
Debt issuance costs	—	(143)
Repayments of capital lease obligations	(81)	(105)
Proceeds from issuance of common stock	24,942	2,687
Payroll tax withholdings on behalf of employees for stock options	(472)	—
Excess tax benefit (deficit) from share-based compensation arrangements	1,837	(74)
Repurchases of common stock	(130,157)	(98,676)
Issuance (repurchases) of equity by noncontrolling interest, net of equity issued	4	(38)
Net cash (used in) provided by financing activities	(38,927)	28,651
Effect of foreign currency exchange rates on cash	(1,835)	(2,326)
Net (decrease) increase in cash and cash equivalents	(30,872)	23,522
Cash and cash equivalents at beginning of period	134,453	95,466
Cash and cash equivalents at end of period	$103,581	$118,988
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The condensed consolidated balance sheet as of January 3, 2015 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (fiscal year 2014), filed with the SEC on February 17, 2015. The results for the three and nine months ended October 3, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending January 2, 2016 (fiscal year 2015) or for any other interim period or for any future year.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this guidance as to specific assets or liabilities. There were no transfers between Level 1, Level 2 and Level 3 inputs during the three and nine months ended October 3, 2015. The Company carries cash and cash equivalents at cost, which approximates fair value. As of October 3, 2015 and January 3, 2015, the Company did not have any short-term investments.
The following tables represent the Company’s financial assets (in thousands), measured at fair value on a recurring basis:

October 3, 2015	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents
Cash	$84,871	$—	$—	$84,871	$84,871
Level 1:
Bank Time Deposits	17,500	—	—	17,500	17,500
U.S. Treasuries	—	—	—	—	—
Money Market Funds	1,210	—	—	1,210	1,210
Subtotal	18,710	—	—	18,710	18,710
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
Total assets measured at fair value	$103,581	$—	$—	$103,581	$103,581

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

January 3, 2015	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents
Cash	$92,888	$—	$—	$92,888	$92,888
Level 1:
Bank Time Deposits	40,500	—	—	40,500	40,500
U.S. Treasuries	—	—	—	—	—
Money Market Funds	1,065	—	—	1,065	1,065
Subtotal	41,565	—	—	41,565	41,565
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
Total assets measured at fair value	$134,453	$—	$—	$134,453	$134,453
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

For the nine months ended October 3, 2015 and September 27, 2014, depreciation and amortization expense of property and equipment was $8.6 million and $6.8 million, respectively.
Intangible Assets
The Company’s policy is to renew its patents and trademarks. Total renewal costs for patents and trademarks were $0.2 million for both the three months ended October 3, 2015 and September 27, 2014, respectively. Total renewal costs for patents and trademarks were $0.5 million for each of the nine months ended October 3, 2015 and September 27, 2014. As of October 3, 2015, the weighted-average number of years until the next renewal was one year for patents and five years for trademarks. Costs to renew patents and trademarks are capitalized and amortized over the remaining useful life of the intangible asset. The Company continually evaluates the amortization period and carrying basis of patents and trademarks to determine whether any events or circumstances warrant a revised estimated useful life or reduction in value. Capitalized application costs are charged to operations when it is determined that the patent or trademark will not be obtained or is abandoned.
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
No impairment of goodwill, intangible assets or other long-lived assets was recorded during the three and nine months ended October 3, 2015 or September 27, 2014.
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
The Company derives the majority of its revenue from four primary sources: (i) direct sales under long-term sensor purchase agreements with end-user hospitals where the Company provides up-front monitoring equipment at no up-front charge in exchange for a multi-year sensor purchase commitment, (ii) other direct sales of noninvasive monitoring solutions to end-user hospitals, emergency medical response organizations and other direct customers; (iii) sales of noninvasive monitoring solutions to distributors who then typically resell to end-user hospitals, emergency medical response organizations and other direct

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

customers, many of which have long-term sensor purchase agreements with the Company; and (iv) sales of integrated circuit boards and consumables to original equipment manufacturer (OEM) customers who incorporate the Company’s circuit boards and embedded software technology into their multi-parameter monitoring devices and resell the consumables.
The Company enters into agreements to sell its noninvasive monitoring solutions and services, sometimes as part of multiple deliverable arrangements that include various combinations of products and services. While the majority of the Company’s sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation and analysis is sometimes required to determine the appropriate accounting, including: (i) how the arrangement consideration should be allocated among the deliverables when multiple deliverables exist, (ii) when to recognize revenue on the deliverables, and (iii) whether undelivered elements are essential to the functionality of the delivered elements. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.
In the case of multiple deliverable arrangements, the authoritative guidance provides a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP). VSOE is defined as the price charged when the same element is sold separately. VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. TPE generally does not exist for the majority of the Company’s products. The objective of ESP is to determine the price at which the Company would transact a sale if the product was sold on a stand-alone basis. In the absence of VSOE and TPE, the Company determines ESP for its products by considering multiple factors, including but not limited to features and functionality of the product, geographies, type of customer, contractual prices pursuant to Group Purchasing Organization (GPO) contracts, the Company’s pricing and discount practices and market conditions.
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
Sales under long-term sensor purchase contracts are generally structured such that the Company agrees to provide at no up-front charge certain monitoring equipment, software, installation, training and/or warranty support in exchange for the hospital’s agreement to purchase sensors over the term of the agreement, which generally ranges from three to seven years. The sensors are essential to the functionality of the monitoring equipment and, therefore, represent a substantive performance obligation. The Company does not recognize any revenue when the monitoring and related equipment and software are delivered to the hospitals. The Company recognizes revenue for these delivered elements on a pro-rata basis when installation and training are complete, as the sensors are delivered under the long-term purchase commitment. The cost of the monitoring equipment initially placed at the hospitals is deferred and amortized to cost of goods sold over the life of the underlying long-term sensor purchase contract.
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
The Company’s royalty revenue arises from one agreement with Medtronic plc (Medtronic, formerly Covidien), and is due and payable quarterly based on U.S. sales of Medtronic’s infringing products. An estimate of these royalty revenues is recorded quarterly in the period earned based on the prior quarter’s historical results, adjusted for any new information or trends known to management at the time of estimation. This estimated revenue is adjusted prospectively when the Company receives the royalty report from Medtronic, approximately 60 days after the end of the previous quarter.
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
Changes in the product warranty accrual were as follows (in thousands):

	Nine Months Ended
	October 3, 2015	September 27, 2014
Warranty accrual, beginning of period	$1,416	$1,161
Accrual for warranties issued	679	684
Changes to pre-existing warranties (including changes in estimates)	(52)	25
Settlements made	(828)	(812)
Warranty accrual, end of period	$1,215	$1,058
Litigation Costs and Contingencies
The Company records a charge equal to at least the minimum estimated liability for a loss contingency or litigation settlement when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated. The determination of whether a loss contingency or litigation settlement is probable or reasonably possible involves a significant amount of management judgment, as does the estimation of the range of loss given the nature of contingencies. Liabilities related to litigation settlements with multiple elements are recorded based on the fair value of each element. Legal and other litigation related expenses are recognized as the services are provided. The Company records insurance and other indemnity recoveries for litigation expenses when both of the following conditions are met: (a) the recovery is probable, and (b) collectability is reasonably assured. Insurance recoveries are only recorded to the extent the litigation costs to which they relate have been incurred and recognized in the financial statements.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The change in accumulated other comprehensive loss was as follows (in thousands):

Nine Months Ended October 3, 2015
Accumulated other comprehensive loss, beginning of period	$(2,093)
Foreign currency translation adjustments	(2,246)
Accumulated other comprehensive loss, end of period	$(4,339)
Net Income Per Share
Basic net income per share attributable to Masimo Corporation for the three and nine months ended October 3, 2015 and September 27, 2014 is computed by dividing net income attributable to Masimo Corporation stockholders by the weighted-average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation stockholders for the three and nine months ended October 3, 2015 and September 27, 2014 is computed by dividing the net income attributable to Masimo Corporation stockholders by the weighted-average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options. For the three and nine months ended October 3, 2015, weighted options to purchase approximately 0.5 million and 0.6 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the three and nine months ended September 27, 2014, weighted options to purchase approximately 3.1 million and 1.5 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Based on authoritative accounting guidance, the Company adjusted its net income including noncontrolling interest by the amount of net (income) loss attributable to the noncontrolling interest for the three and nine months ended October 3, 2015 and September 27, 2014, to determine its net income attributable to its stockholders. A reconciliation of basic and diluted net income per share attributable to Masimo Corporation stockholders is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income attributable to Masimo Corporation stockholders:
Net income including noncontrolling interest	$17,929	$16,134	$56,447	$52,577
Net loss (income) attributable to the noncontrolling interest	1,396	(1,271)	2,752	(1,280)
Net income attributable to Masimo Corporation stockholders	$19,325	$14,863	$59,199	$51,297
Basic net income per share attributable to Masimo Corporation stockholders:
Net income attributable to Masimo Corporation stockholders	$19,325	$14,863	$59,199	$51,297
Weighted-average shares outstanding - basic	50,974	53,988	51,653	55,521
Basic net income per share attributable to Masimo Corporation stockholders	$0.38	$0.28	$1.15	$0.92
Diluted net income per share attributable to Masimo Corporation stockholders:
Weighted-average shares outstanding - basic	50,974	53,988	51,653	55,521
Diluted share equivalent: stock options	2,712	630	2,293	860
Weighted-average shares outstanding - diluted	53,686	54,618	53,946	56,381
Diluted net income per share attributable to Masimo Corporation stockholders	$0.36	$0.27	$1.10	$0.91

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Nine Months Ended
	October 3, 2015	September 27, 2014
Cash paid during the year for:
Interest (net of amounts capitalized)	$1,548	$222
Income taxes	29,854	15,110
Noncash investing and financing activities:
Assets acquired under capital leases	$36	$—
Unpaid purchases of property, plant and equipment	7,093	3,330
Unsettled common stock proceeds	—	3,196
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
Recently Issued Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-15, Interest - Imputation of Interest (Subtopic 832-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement June 18, 2015 EITF Meeting (ASU 2015-15). ASU 2015-15 clarifies the treatment of debt issuance costs associated with line-of-credit arrangements upon the adoption of ASU 2015-03 (as discussed below). In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 will become effective upon the Company’s adoption of ASU 2015-03.The Company does not expect that its adoption of this standard will have a material impact on its consolidated financial statements.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). The new standard provides guidance that simplifies the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test, where net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. ASU-2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted, and should be applied prospectively. The Company is currently evaluating this standard but does not expect that its adoption will have a material impact on its consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The new standard requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. ASU 2015-03 requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect that its adoption of this standard will have a material impact on its consolidated financial statements.

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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customer (ASU 2014-09). The new standard provides a single, principles-based five-step model to be applied to all contracts with customers while enhancing disclosures about revenue, providing additional guidance for transactions that were not previously addressed comprehensively and improving guidance for multiple-element arrangements. ASU 2014-09 will replace most existing revenue recognition guidance under GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method upon adoption. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which amended ASU 2014-09, providing for a one year deferral period for the implementation of ASU 2014-09. ASU 2014-09 will now be effective for annual and interim periods beginning on or after December 15, 2017. The Company is continuing to evaluate the expected impact of this standard on its consolidated financial statements.
3. Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments that are readily convertible into known amounts of cash, to be cash equivalents. As of October 3, 2015, the Company’s cash balance was $84.9 million, which was primarily comprised of checking accounts. Additionally, the Company had cash equivalents of $18.7 million, which consisted of $17.5 million of bank time deposits and $1.2 million of money market funds. As of January 3, 2015, the Company’s cash balance was $92.9 million, comprised primarily of checking accounts. Additionally, the Company had cash equivalents of $41.6 million, consisting of $40.5 million of bank time deposits and $1.1 million of money market funds.
4. Variable Interest Entity (VIE)
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
The Company exclusively licenses from Cercacor the right to make and distribute products in the professional medical caregiver markets, which the Company refers to as the Masimo Market, that utilize rainbow® technology for certain non-invasive measurements, including carbon monoxide, methemoglobin, fractional arterial oxygen saturation and hemoglobin. The Company also has the option to obtain exclusive licenses to make and distribute products that utilize rainbow® technology for the monitoring of other non-vital signs measurements, including blood glucose, in product markets where the product is intended to be used by a professional medical caregiver. During the year ended December 28, 2013, the Company exercised its right to license from Cercacor five additional non-vital sign measurements for $0.5 million each, or $2.5 million in the

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

aggregate. As the result of new data related to these five additional non-vital sign measurements, the Company and Cercacor terminated these licenses during the three months ended October 3, 2015 and Cercacor agreed to refund the amounts previously paid by the Company for these licenses.
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
The current annual minimum aggregate royalty obligation under the license is $5.0 million. Actual aggregate royalty liabilities to Cercacor under the license were $1.7 million and $4.3 million for the three and nine months ended October 3, 2015, respectively, and $0.9 million and $4.0 million for the three and nine months ended September 27, 2014, respectively. In connection with a change in control of the Company, as defined in the Cross-Licensing Agreement, the minimum aggregate annual royalties for licensed rainbow® measurements payable to Cercacor related to carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and blood glucose will increase to $15.0 million, plus up to $2.0 million for other rainbow® measurements.
In February 2009, in order to accelerate the product development of an improved hemoglobin spot-check measurement device, Pronto-7®, the Company’s board of directors agreed to fund additional engineering expenses of Cercacor. Specifically, these expenses included third-party engineering materials and supplies expense as well as 50% of Cercacor’s total engineering and engineering-related payroll expenses. Beginning in 2012, the Company’s board of directors approved an increase in the percentage of Cercacor’s total engineering and engineering-related payroll expenses funded by the Company from 50% to 60%. This arrangement was discontinued by mutual agreement effective as of January 4, 2015. During the three and nine months ended September 27, 2014, the expenses for these additional services, materials and supplies totaled $0.8 million and $2.6 million, respectively. During the three months ended October 3, 2015, Cercacor completed a review of its fiscal 2014 cross-charges related to Pronto-7®. Based on this review, it was determined that less than 60% of Cercacor’s total engineering and engineering-related payroll expenses were attributable to the development of Pronto-7®, resulting in an overpayment by the Company of approximately $1.6 million. Both parties also reviewed and agreed to equally share approximately $1.4 million of previously incurred engineering-related payroll expenses associated with research for a new LED sensor technology. As a result, the parties mutually agreed that Cercacor would refund $0.9 million to the Company in the quarter ended October 3, 2015.
Effective as of July 6, 2015, the Company and Cercacor entered into a patent transfer and licensing agreement (the Patent Agreement) pursuant to which, among other things, the Company purchased certain patents from Cercacor (the Purchased Patents) for an aggregate purchase price of $2.4 million. Pursuant to the Patent Agreement, the Company granted Cercacor an irrevocable, non-exclusive, worldwide license with respect to the products and services covered by the Purchased Patents.
Pursuant to authoritative accounting guidance, Cercacor is consolidated within the Company’s financial statements for all periods presented. The Company is required to consolidate Cercacor since the Company is currently deemed to be the primary beneficiary of Cercacor’s activities. This determination is based primarily on the facts that the Company is Cercacor’s sole customer and Cercacor is currently financially dependent on the Company for funding. Accordingly, all intercompany royalties, option and license fees and other charges between the Company and Cercacor, as well as all intercompany payables and receivables, have been eliminated in the consolidation. Also, all direct engineering expenses that have been incurred by the Company and charged to Cercacor, or that have been incurred by Cercacor and charged to the Company, have not been eliminated and are included as research and development expense in the Company’s condensed consolidated statements of

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

comprehensive income. Upon consolidation, $3.9 million and $6.5 million of deferred revenue related to technology licensed to the Company as of October 3, 2015 and January 3, 2015, respectively, were eliminated.
Assets of Cercacor can only be used to settle obligations of Cercacor and creditors of Cercacor have no recourse to the general credit of the Company. The condensed consolidated balance sheets include a noncontrolling interest in Cercacor of $1.0 million and $1.7 million as of October 3, 2015 and January 3, 2015, respectively, which represents the value of common stock, additional paid-in capital and retained earnings of Cercacor that are not available to the Company. In addition, the condensed consolidated balance sheets include, net of intercompany eliminations, total assets of $4.0 million and $7.2 million as of October 3, 2015 and January 3, 2015, respectively, related to Cercacor. Cercacor’s total assets as of October 3, 2015 included $2.9 million for intangible assets and $0.8 million for property and equipment. Cercacor’s total assets as of January 3, 2015 included $4.7 million for intangible assets and $1.2 million for property and equipment. The Company’s condensed consolidated balance sheets include total liabilities related to Cercacor, net of intercompany eliminations, of $0.9 million as of October 3, 2015 and $1.2 million as of January 3, 2015.
For the foreseeable future, the Company anticipates that it will continue to consolidate Cercacor pursuant to the current authoritative accounting guidance; however, in the event that Cercacor is no longer considered a VIE under such accounting guidance, the Company may discontinue consolidating the entity.
The changes in noncontrolling interest for Cercacor were as follows (in thousands):

Nine Months Ended October 3, 2015
Noncontrolling interest, beginning of period	$1,742
Increase in additional paid-in capital of noncontrolling interest	9
Net loss attributable to noncontrolling interest	2,752
Noncontrolling interest, end of period	$(1,001)
5. Inventories
Inventories consist of the following (in thousands):

	October 3, 2015	January 3, 2015
Raw materials	$32,831	$33,056
Work-in-process	4,566	6,020
Finished goods	35,914	30,642
Total inventories	$73,311	$69,718
6. Other Current Assets
Other current assets consist of the following (in thousands):

	October 3, 2015	January 3, 2015
Royalties receivable	$7,000	$7,200
Prepaid expenses	10,361	9,816
Employee loans and advances	320	385
Other current assets	4,029	4,070
Total other current assets	$21,710	$21,471

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

7. Property and Equipment
Property and equipment, net, consists of the following (in thousands):

	October 3, 2015	January 3, 2015
Machinery and equipment	$42,305	$38,588
Building and improvements	72,738	30,678
Land	23,737	22,894
Computer equipment	14,829	13,035
Tooling	13,178	12,317
Leasehold improvements	7,711	9,912
Furniture and office equipment	8,713	4,864
Demonstration units	979	972
Vehicles	45	45
Construction-in-progress	6,937	25,731
Total cost	191,172	159,036
Accumulated depreciation and amortization	(62,603)	(57,084)
Property and equipment, net	$128,569	$101,952
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
In September 2015, the Company completed construction on certain renovations to its new corporate headquarters and research and development facility in Irvine, California, resulting in the occupancy of approximately 78,000 additional square feet of office space and the reclassification of approximately $28.3 million from construction-in-progress to building and improvements. Approximately $5.4 million of the remaining construction-in-progress relates to purchase and renovation costs for the corporate headquarters and research and development facility. Approximately $6.9 million of construction costs related to this facility are included in accounts payable as of October 3, 2015.
The gross value of furniture and office equipment under capital lease obligations was $0.6 million as of both October 3, 2015 and January 3, 2015, with accumulated depreciation of $0.5 million and $0.4 million as of October 3, 2015 and January 3, 2015, respectively.
8. Intangible Assets
Intangible assets, net, consist of the following (in thousands):

	October 3, 2015	January 3, 2015
Patents	$21,606	$20,459
Customer relationships	7,669	7,669
Acquired technology	5,580	5,580
Trademarks	3,867	3,562
Capitalized software development costs	2,427	2,066
Other	2,534	1,450
Total cost	43,683	40,786
Accumulated amortization	(15,800)	(13,015)
Intangible assets, net	$27,883	$27,771
Total amortization expense for the three months ended October 3, 2015 and September 27, 2014 was $0.9 million and $1.0 million, respectively. Total amortization expense for the nine months ended October 3, 2015 and September 27, 2014 was $3.3 million and $2.7 million, respectively. All of these intangible assets have a 10 year weighted average amortization period.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Estimated amortization expense for future fiscal years is as follows (in thousands):

Fiscal year	Amount
2015 (balance of year)	$3,596
2016	3,364
2017	3,156
2018	2,592
2019	2,458
Thereafter	12,717
Total	$27,883
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	October 3, 2015	January 3, 2015
Accrued customer rebates, fees and reimbursements	$11,912	$11,645
Accrued taxes	3,648	4,372
Accrued warranty	1,215	1,416
Accrued other	7,321	7,108
Total accrued liabilities	$24,096	$24,541
10. Long Term Debt
Long term debt consists of the following (in thousands):

	October 3, 2015	January 3, 2015
Revolving line of credit	$190,000	$125,000
Long term portion of capital lease obligations acquisition	100	145
Total long term debt	$190,100	$125,145
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
Pursuant to the terms of the Amended Credit Agreement, the Company is subject to certain covenants, including financial covenants related to a leverage ratio and an interest charge coverage ratio, and other customary negative covenants. The Company’s obligations under the Amended Credit Agreement are secured by substantially all of the Company’s personal property, including certain equity interests in U.S. domestic and first-tier foreign subsidiaries.
As of October 3, 2015, the Amended Credit Agreement had outstanding Eurodollar Loan draws totaling $190.0 million at an effective interest rate of 1.50%, and the Company was in compliance with all covenants under the Amended Credit Agreement.
11. Stock Repurchase Programs
In February 2013, the Company’s board of directors authorized the repurchase of up to 6.0 million shares of the Company’s common stock under a stock repurchase program. In October 2014, the Company’s board of directors increased the number of shares of the Company’s common stock authorized for repurchase by 3.0 million shares, bringing the total number of shares of the Company’s common stock authorized under such repurchase program from inception to 9.0 million. The stock repurchase program provided that it may be carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions.
During the three months ended October 3, 2015, approximately 1.2 million shares were repurchased at an average cost of $41.44 per share for a total repurchase cost of $48.5 million. During the nine months ended October 3, 2015, approximately 3.5 million shares were repurchased at an average cost of $36.71 per share for a total repurchase cost of $130.2 million. During the three and nine months ended September 27, 2014, approximately 2.4 million shares were repurchased at an average cost of $21.95 per share for a total repurchase cost of $52.7 million. As of October 3, 2015, all of the authorized 9.0 million shares had been repurchased under this program.
In September 2015, the Board authorized a new stock repurchase program, whereby the Company may purchase up to 5.0 million shares of its common stock over a period of up to three years. As of October 3, 2015, 5.0 million shares remained authorized for repurchase under this program. The stock repurchase program may be carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions.
12. Share-Based Compensation
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s stock option plans are as follows (in thousands, except for exercise prices):

	Nine Months Ended October 3, 2015
	Shares	Average Exercise Price
Options outstanding, beginning of period	9,956	$23.59
Granted	781	$35.28
Canceled	(196)	$24.51
Exercised	(1,252)	$19.92
Options outstanding, end of period	9,289	$25.04
Options exercisable, end of period	5,524	$24.62
Options available for grant, end of period	5,188
As of October 3, 2015, approximately 2.6 million options were outstanding with exercise prices ranging from $15.40 to $38.76 per share that were subject to acceleration of vesting, immediate exercise without payment of the applicable option price and

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

immediate share issuance under the Chief Executive Officer's prior employment agreement if he was terminated by the Company, if he terminated his employment for good reason under certain circumstances or if there was a change in control of the Company. This employment agreement was restated by a new employment agreement, dated November 4, 2015, that eliminated certain of the foregoing provisions. Please see Note 16 below.
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s share-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Risk-free interest rate	1.5% to 1.8%	1.6% to 1.8%	1.3% to 1.9%	1.4% to 1.8%
Expected term (in years)	5.5	5.1	5.5	5.1
Estimated volatility	32.3% to 35.6%	31.7% to 32.1%	32.0% to 37.4%	31.7% to 33.1%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$14.09	$6.79	$11.82	$7.85
The total share-based compensation expense for the three and nine months ended October 3, 2015 was $2.7 million and $8.1 million, respectively. The total share-based compensation expense for the three and nine months ended September 27, 2014 was $2.6 million and $7.8 million, respectively.
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of October 3, 2015 was $52.5 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of October 3, 2015 was $22.5 million. The aggregate intrinsic value of options exercised during the three and nine months ended October 3, 2015 was $10.0 million and $21.6 million, respectively.
The unrecognized share-based compensation expense related to unvested options granted after January 1, 2006 was $23.3 million as of October 3, 2015. The weighted-average remaining contractual term of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of October 3, 2015 was 5.8 years. The weighted-average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of October 3, 2015 was 4.2 years.
13. Commitments and Contingencies
Leases
The Company leases certain facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through December 2020. Certain facility leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight-line method based on total lease payments. The Company has received leasehold improvement incentives in connection with certain leased facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of October 3, 2015 and January 3, 2015, rent expense accrued in excess of the amount paid aggregated $0.2 million and $0.4 million, respectively, which is classified as other liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company leases automobiles in Europe that are classified as operating leases and expire at various dates through October 2019. The majority of these leases are non-cancellable. The Company also has outstanding capital leases for office equipment and computer equipment, all of which are non-cancellable. Future minimum lease payments under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands) (including interest):

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

	As of October 3, 2015
	Operating Leases	Capital Leases	Total
2015 (balance of year)	$1,058	$4	$1,062
2016	3,314	88	3,402
2017	2,930	82	3,012
2018	2,714	8	2,722
2019	2,291	8	2,299
Thereafter	1,033	3	1,036
Total	$13,340	$193	$13,533
Rental expense related to operating leases was $1.2 million and $4.0 million for the three and nine months ended October 3, 2015, respectively, and $1.6 million and $4.8 million for the three and nine months ended September 27, 2014, respectively. The Company leases office equipment and computer equipment, which have interest rates ranging from 4.3% to 5.2% per year and mature on various dates from February 2017 through June 2020.
Employee Retirement Savings Plan
The Company maintains a 401(k) plan, the Masimo Retirement Savings Plan (the Plan), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the Plan on a discretionary basis. The Company contributed $0.6 million and $1.8 million to the Plan for the three and nine months ended October 3, 2015, respectively, and $0.6 million and $1.8 million to the Plan for the three and nine months ended September 27, 2014, respectively.
Employment and Severance Agreements
As of October 3, 2015, the Company had an employment agreement with its Chief Executive Officer (CEO) that provides for an aggregate annual base salary with annual increases at the discretion of the Compensation Committee of the Company’s board of directors. The employment agreement provided for an annual bonus based on the Company’s attainment of certain objectives and goals. The agreement had an initial term of three years, with automatic daily renewal, unless either the Company or the CEO notified the other party of non-renewal of the agreement. Also, under this employment agreement, the CEO was entitled to receive certain salary, equity, tax, medical and life insurance benefits with an estimated value of approximately $80.9 million as of October 3, 2015, as well as reimbursement of certain tax withholdings and excise tax gross-up amounts collectively estimated at approximately $125.0 million as of October 3, 2015, if he was terminated by the Company, if he terminated his employment for good reason under certain circumstances or if there was a change in control of the Company. This employment agreement was restated by a new employment agreement, dated November 4, 2015, that eliminated the foregoing tax withholding reimbursement and excise tax gross-up provisions. Please see Note 16 below.
As of October 3, 2015, the Company had severance plan participation agreements with seven other executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $85.5 million of purchase commitments as of October 3, 2015, which are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items and to achieve better pricing.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of October 3, 2015, the Company had approximately $0.3 million in unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of October 3, 2015, the Company has not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash deposits in U.S. Treasury bills and money market accounts with major financial institutions. As of October 3, 2015, the Company had $84.9 million of bank balances, of which $2.3 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations. As of October 3, 2015, the Company had $1.2 million in money market funds and $17.5 million of bank time deposits that are not guaranteed by the U.S. Federal government.
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
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three and nine months ended October 3, 2015, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $81.0 million and $251.9 million , respectively. During the three and nine months ended September 27, 2014, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $75.2 million and $228.9 million, respectively. As of October 3, 2015, three different just-in-time distributors represented 9%, 8% and 5% of the Company’s accounts receivable balance, respectively. As of January 3, 2015, three different just-in-time distributors represented 9%, 6% and 5% of the Company’s accounts receivable balance, respectively.
For the three months ended October 3, 2015, the Company had sales through two just-in-time distributors, which each represented 15% and 12% of total revenue, respectively. For the three months ended September 27, 2014, the Company had sales through two just-in-time distributors, which each represented 14% and 12% of total revenue, respectively.
For the nine months ended October 3, 2015, the Company had sales through two just-in-time distributors, which each represented 15% and 12% of total revenue, respectively. For the nine months ended September 27, 2014, the Company also had sales through two just-in-time distributors, which each represented 14% and 11% of total revenue, respectively. For the three and nine months ended October 3, 2015, the just-in-time distributors took and fulfilled orders from the Company’s direct customers, many of whom have signed long-term sensor agreements with the Company.
For the three months ended October 3, 2015 and September 27, 2014, the Company recorded $8.0 million and $7.0 million, respectively, in royalty revenues from Medtronic pursuant to the original settlement agreement and amendments. For the nine months ended October 3, 2015 and September 27, 2014, the Company recorded $23.3 million and $22.0 million, respectively, in royalty revenues from Medtronic pursuant to the original settlement agreement and amendments. In exchange for these royalty payments, the Company has provided Medtronic the ability to ship its patent infringing product with a covenant not to sue Medtronic as long as Medtronic abides by the terms of the agreement. The current royalty rate is 7.75% and the amended agreement can be terminated by Medtronic upon 60 days written notice.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Litigation
On February 3, 2009, the Company filed a patent infringement suit in the U.S. District Court for the District of Delaware against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH (collectively, Philips) related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. On June 15, 2009, Philips answered the Company’s complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against the Company, as well as counterclaims seeking declaratory judgments of invalidity of the patents asserted by the Company against Philips. On July 9, 2009, the Company filed its answer denying Philips’ counterclaims and asserting various defenses. The Company also asserted counterclaims against Philips for fraud, intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against the Company. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. In addition, the Company asserted additional patents in 2012, and the Court ordered that these patents and some of the originally asserted patents be tried in a second phase. On May 23, 2014, Philips filed a motion for leave to amend its answer and counterclaims to allege inequitable conduct. The Court granted Philips’ motion for leave to amend. A jury trial commenced on September 15, 2014 with respect to two of the Company’s patents and one of Philips’ patents. On October 1, 2014, the jury determined that both of the Company’s patents were valid and that the damages amount for Philips’ infringement was $466.8 million. The jury also determined that the Company did not infringe the Philips patent. The Court held a bench trial on an inequitable conduct defense raised by Philips and heard oral arguments on the post-trial motions. The Court denied Philips’ post-trial motions and found that Philips failed to prove inequitable conduct. The Court also denied a motion brought by the Company seeking judgment on the pleadings of Philips’ patent misuse defense. Philips has indicated that it intends to appeal the jury verdict. On September 18, 2015, the Court set a schedule for the trial related to the second phase patents and a schedule for the trial related to Philips’ antitrust counterclaims and patent misuse defense, with both trials scheduled to take place in the first quarter of 2017. The Company believes that it has good and substantial defenses to the antitrust and patent infringement claims asserted by Philips. The Company is unable to determine whether any loss will occur or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q. Furthermore, there is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.
On December 21, 2012, the Company filed suit against Mindray DS USA, Inc. and Shenzhen Mindray Bio-Medical Electronics Co, Ltd. (Shenzhen Mindray) in the U.S. District Court for the Central District of California. The complaint alleges patent infringement, breach of contract and other claims. Mindray DS USA, Inc. was dismissed from the case based on venue. On June 3, 2013, Shenzhen Mindray answered the Company’s complaint and filed antitrust and related counterclaims against the Company, as well as counterclaims seeking declaratory judgments of invalidity and non-infringement of the patents asserted by the Company against Shenzhen Mindray. On June 24, 2013, the Company filed its answer denying Shenzhen Mindray’s counterclaims and asserting various defenses. On July 17, 2013, the Court granted Shenzhen Mindray’s motion to dismiss the patent claims without prejudice to allow the Company to amend the complaint to provide additional detail supporting Shenzhen Mindray’s direct and indirect infringement of the Company’s patents. On the same day, the Court denied Shenzhen Mindray’s motion to dismiss the Company’s non-patent claims. On August 5, 2013, the Company filed a first amended complaint. On August 21, 2013, Shenzhen Mindray answered the Company’s complaint and reasserted the counterclaims it asserted on June 3, 2013, as well as two additional counterclaims alleging patent infringement. On September 16, 2013, the Company filed its answer denying Shenzhen Mindray’s counterclaims and asserting various defenses. On October 31, 2013, the Court issued a scheduling order setting a trial date of November 4, 2014. On December 10, 2013, Shenzhen Mindray filed a second amended answer and counterclaims, including a new counterclaim for tortious interference. On January 2, 2014, the Company filed a motion for judgment on the pleadings as to Shenzhen Mindray’s antitrust counterclaims and inequitable conduct counterclaims and defenses. The Court granted judgment on the pleadings with leave to amend. On March 27, 2014, Shenzhen Mindray filed a third amended answer and counterclaims. On April 10, 2014, Shenzhen Mindray filed a fourth amended answer and counterclaims. On May 5, 2014, Shenzhen Mindray filed a partial motion for summary judgment of no patent infringement, which the Court denied on June 19, 2014. On May 19, 2014, Shenzhen Mindray filed a motion for judgment on the pleadings contending that Masimo International SARL (a subsidiary of the Company), not Masimo Corporation, has standing to assert its claims relating to breach of contract. The Company opposed this motion and filed a motion to add Masimo International SARL as a plaintiff. On June 26, 2014, the Court granted the Company’s motion and denied Shenzhen Mindray’s motion. The Court also vacated the case schedule. On July 7, 2014, the Company filed a second amended complaint adding Masimo International SARL as a plaintiff. On August 18, 2014, the Court adopted the Company’s proposed case schedule, setting a new trial date of December 1, 2015. On September 24, 2015, the Court set a trial date of December 8, 2015. The parties are preparing for trial. The Company believes that it has good and substantial defenses to the antitrust, patent infringement and other counterclaims asserted by Shenzhen Mindray. The Company is unable to determine whether any loss will occur or to estimate the range of

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q. Furthermore, there is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.
On March 6, 2013, Shenzhen Mindray filed a complaint against the Company under the Anti-Unfair Competition Law of the People’s Republic of China (PRC) before the Shenzhen Municipal Intermediate People’s Court, alleging violation of PRC competition laws. On March 10, 2014, the Guangdong Higher People’s Court of PRC held that the Shenzhen Court did not have jurisdiction. On December 23, 2014, the Supreme People’s Court of PRC reversed the Guangdong Court’s ruling. Following the Supreme People’s Court’s ruling, the case was remanded to the Shenzhen Court for a ruling on the merits of Shenzhen Mindray’s claims. The Shenzhen Court held a first hearing regarding the case but has not issued any decision. Shenzhen Mindray also filed a complaint in Shenzhen Intermediate People’s Court against the Company and Shenzhen Comen Medical Instruments on February 6, 2015, alleging infringement of Chinese Patent No. 00808884.5. Additionally, a separate lawsuit was filed against Masimo Sweden AB (Masimo Sweden) on the same day and in the same court alleging infringement of Chinese Patent No. 200710305061.9. Masimo Sweden was recently served with the lawsuit. The Company believes that it has good and substantial defenses to Shenzhen Mindray’s claims, but there is no guarantee that the Company will prevail in these suits. The Company is unable to determine whether any loss will occur or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q.
On December 10, 2013, the Company filed suit against Mindray DS USA, Inc. (Mindray USA), Shenzhen Mindray and Mindray Medical International Limited in the Superior Court of New Jersey. The complaint alleges breach of contract and related claims. In January 2014, Mindray USA removed the case to the U.S. District Court for the District of New Jersey. In February 2014, the Company filed a motion to remand the action to the Superior Court of New Jersey. In May 2014, Mindray USA filed an answer and counterclaims in the U.S. District Court asserting patent infringement and federal antitrust counterclaims. On January 7, 2015, the U.S. District Court remanded the action to the Superior Court of New Jersey. On January 22, 2015, Mindray USA filed an answer and counterclaims in the Superior Court of New Jersey asserting patent infringement and federal antitrust counterclaims, and again removed the case to the U.S. District Court for the District of New Jersey. On January 29, 2015, Mindray USA, Shenzhen Mindray and Mindray Medical International, Limited filed separate motions to dismiss the action, each of which is currently pending before the U.S. District Court. On February 23, 2015, the Company filed a motion to remand the case to the Superior Court of New Jersey, which is currently pending before the U.S. District Court. On September 1, 2015, the U.S. District Court granted-in-part the Company’s motion, remanding the Company’s state law claims and Mindray USA’s antitrust counterclaims to the Superior Court of New Jersey. The U.S. District Court also severed the parties’ patent law counterclaims and stayed those claims pending resolution of the action in the Central District of California. Mindray USA appealed the U.S. District Court’s remand order to the Court of Appeals for the Federal Circuit. On October 13, 2015, the Company filed a motion to dismiss Mindray USA’s appeal. The Company’s motion to dismiss and Mindray USA’s appeal remain pending before the Federal Circuit. On September 16, 2015, Shenzhen Mindray again removed the case to the U.S. District Court for the District of New Jersey. There is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
On January 31, 2014, an amended putative class action complaint was filed against the Company in the U.S. District Court for the Northern District of Alabama by and on behalf of two participants in the Surfactant, Positive Pressure, and Oxygenation Randomized Trial at the University of Alabama. On April 21, 2014, a further amended complaint was filed adding a third participant. The complaint alleges product liability and negligence claims in connection with pulse oximeters the Company modified and provided at the request of study investigators for use in the trial. A previous version of the complaint also alleged a wrongful death claim, which the Court dismissed on January 22, 2014. The amended complaint seeks unspecified damages, costs, interest, attorney fees and injunctive and other relief. On January 30, 2015, the Company filed a motion for summary judgment. On August 13, 2015, the Court granted summary judgment in favor of the Company, rejecting the plaintiffs’ claims. The plaintiffs have appealed the Court’s decision. The Company is unable to determine whether any loss will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q.
On October 21, 2015, Medtronic plc (Medtronic) filed three separate inter partes review petitions (the Petitions) with the Patent Trial and Appeal Board (the PTAB) of the U.S. Patent and Trademark Office (PTO), challenging several of the claims of U.S. Patent Nos. 7,496,393 (the ’393 Patent), titled “Signal processing apparatus,” and 8,560,034 (the ’034 Patent), also titled “Signal processing apparatus,” which are owned by the Company. A patentability trial will commence if the PTAB decides to institute the inter partes review proceedings after considering the Petitions and the Company’s preliminary response to the Petitions. Medtronic has the right to stop paying royalties to the Company, subject to certain notice requirements, under the existing settlement agreement and has informed the Company that it will terminate the settlement covenants and stop paying royalties when it feels it has reached an appropriate point in the process. The Company intends to oppose the requests to institute proceedings relating to the Petitions, including on the basis that Medtronic is estopped from challenging the patentability of the ’034 patent, because the claims were previously the subject of an interference proceeding between the

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Company and Medtronic’s subsidiary, Covidien plc, in which the PTO awarded the claimed subject matter to the Company. If the PTAB institutes the proceedings, the Company intends to defend the ’393 Patent and the ’034 Patent. The Company believes it has good and substantial responses to the Petitions, but there is no guarantee that the Company will prevail. The Company is unable to determine whether any loss will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q.
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
The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 3, 2015		September 27, 2014		October 3, 2015		September 27, 2014
Geographic area by destination
North and South America	$105,217	72.8%	$99,563	72.6%	$327,221	74.4%	$287,678	71.4%
Europe, Middle East and Africa	25,729	17.8	23,417	17.1	74,125	16.9	73,146	18.2
Asia and Australia	13,657	9.4	14,162	10.3	38,226	8.7	42,044	10.4
Total product revenue	$144,603	100.0%	$137,142	100.0%	$439,572	100.0%	$402,868	100.0%
United States	$101,471		$95,289		$314,983		$274,924
The Company’s consolidated long-lived assets and net assets by geographic area are:

	October 3, 2015		January 3, 2015
Long-lived assets by geographic area
United States	$212,833	94.9%	$185,461	94.0%
International	11,510	5.1%	11,748	6.0%
Total	$224,343	100.0%	$197,209	100.0%

	October 3, 2015		January 3, 2015
Net assets by geographic area
United States	$118,795	44.3%	$144,541	47.0%
International	149,439	55.7%	163,200	53.0%
Total	$268,234	100.0%	$307,741	100.0%

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
Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant judgment by the Company’s management. The judgment of the Company’s management regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. A valuation allowance has been previously recorded against all of the deferred tax assets of Cercacor. On a quarterly basis, Cercacor’s management reassesses the need for these valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. Cercacor continues to maintain a full valuation allowance as of October 3, 2015 against its net deferred tax assets.
As of October 3, 2015, the liability for income taxes associated with uncertain tax positions was approximately $8.7 million. If fully recognized, approximately $7.1 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
The Company conducts business in multiple jurisdictions and, as a result, one or more of the Company’s subsidiaries files income tax returns in U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters through fiscal year 2011. All material state, local and foreign income tax matters have been concluded through fiscal year 2007.
16. Subsequent Event
On November 4, 2015, the Company entered into an Amended and Restated Employment Agreement with Joe Kiani, Masimo’s Chairman and Chief Executive Officer (Restated Employment Agreement). The Restated Employment Agreement, among other things, eliminates the tax gross-up payments, “single trigger” change in control payments and certain survival provisions, as well as phases out the fixed annual stock option grants guaranteed to Mr. Kiani, under his previous employment agreement. Pursuant to the terms of the Restated Employment Agreement, upon a “Qualifying Termination” (as defined in the Restated Employment Agreement), Mr. Kiani will be entitled to receive a cash severance benefit equal to two times the sum of his then-current base salary and the average annual bonus paid to Mr. Kiani during the immediately preceding three years. In addition, upon a Qualifying Termination prior to 2018, Mr. Kiani will receive 2.7 million shares of common stock (subject to adjustment for recapitalizations, stock splits, stock dividends and the like) related to the vesting of certain restricted share units (RSUs) to be granted to Mr. Kiani in connection with the Restated Employment Agreement, and an additional cash payment of $35.0 million related to a Non-Competition and Confidentiality Agreement between Mr. Kiani and the Company (collectively, the Special Payment). For any Qualifying Termination occurring on or after January 1, 2018, the number of shares to be issued to Mr. Kiani pursuant to the restricted share units and the cash payment will each be reduced by 10% of the original amount each year so that after December 31, 2026, no Special Payment will be due. As of November 4, 2015, the estimated fair value of the Special Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination, including the fair value of the common shares that would be issuable under the RSUs, approximated $146.9 million.

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
We invented Masimo Signal Extraction Technology® (Masimo SET®) Measure-Through-Motion and Low-Perfusion™ pulse oximetry monitoring to address the primary limitations of conventional pulse oximetry. Pulse oximetry is the noninvasive measurement of the oxygen saturation level of arterial blood, which delivers oxygen to the body’s tissues, and pulse rate. Pulse oximetry is one of the most common measurements taken in and out of hospitals around the world. We believe that Masimo SET® is trusted by clinicians to safely monitor approximately 100 million patients each year. Masimo SET® pulse oximetry has been shown by more than 100 independent studies and thousands of clinical evaluations during patient motion and low-perfusion conditions to provide more accurate measurements than other non-Masimo pulse oximeters, as well as to significantly reduce false alarms (specificity), and accurately detect true alarms (sensitivity) that can indicate a deteriorating patient condition. The use of Masimo SET® pulse oximetry has also been shown to improve patient outcomes by helping clinicians reduce retinopathy of prematurity in neonates, screen newborns for critical congenital heart disease, reduce ventilator weaning time and arterial blood gas measurements in the intensive care unit (ICU), and save lives and costs while reducing rapid response activations and ICU transfers on the general floor.
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
Our Masimo rainbow® SET® platform leverages our Masimo SET® technology and incorporates licensed rainbow® technology to enable real-time monitoring of additional noninvasive measurements. Our rainbow® SET® platform includes our rainbow® SET® Pulse CO-Oximetry products, which we believe are the first devices cleared by the U.S. Food and Drug Administration (FDA) to noninvasively and continuously monitor multiple blood-based measurements using multiple wavelengths of light, which previously was only possible through intermittent invasive procedures. In addition to monitoring oxygen saturation (SpO2), pulse rate (PR), perfusion index (PI), Pleth Variability Index (PVI®) and Respiration Rate (RRa™), Masimo rainbow® SET® Pulse CO-Oximetry has the ability to provide noninvasive monitoring of hemoglobin (SpHb®), carboxyhemoglobin

(SpCO®) and methemoglobin (SpMet®), as well as the calculation of Oxygen Content (SpOC®). The Masimo rainbow® SET platform also allows for monitoring of arterial oxygen saturation, even under the presence of carboxyhemoglobin and methemoglobin, known as fractional arterial oxygen saturation (SpfO2™), Respiration Rate from Pleth (RRp™) and Oxygen Reserve Index (ORI™). Although SpfO2™, RRp™ and ORI™ have received the CE Mark, they are not currently available for sale in the U.S.
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
Brain function monitoring is most commonly used during surgery to help clinicians avoid over-and under-titration of anesthesia and sedation. Our SedLine® brain function monitoring product measures the brain’s electrical activity by detecting electroencephalogram (EEG) signals. In contrast to whole scalp EEG monitoring, which is used for diagnostic purposes, this form of EEG monitoring is often referred to as processed EEG monitoring, or brain function monitoring. Brain function monitors display the patient’s EEG waveforms, but these are difficult for clinicians to interpret, so the EEG signals are processed and displayed as a single index that gives a continuous, quantitative indication of the patient’s depth of anesthesia and sedation. Our SedLine® brain function monitoring technology can now be delivered through the MOC-9™ connectivity port within our Root® patient monitoring and connectivity platform that integrates our breakthrough rainbow® and SET® measurements with multiple additional parameters, such as SedLine®. In addition, our SedLine® brain function monitoring technology also displays raw EEG waveforms, the Patient State Index and the Density Spectral Array view.
Our sound-based monitoring technology, rainbow Acoustic Monitoring™ (RAM™), enables noninvasive monitoring of respiration rate (RRa®). Compared to traditional capnography, which monitors exhaled carbon dioxide (CO2), most often through a nasal cannula, multiple clinical studies have shown that the noninvasive measurement of RRa® provides as good or better accuracy to monitor respiration rate and detect respiratory pause episodes, defined as a cessation of breathing for 30 seconds or more. When used with other clinical variables, RRa® may help clinicians assess respiratory depression and respiratory distress earlier and more often to help determine treatment options and potentially enable earlier interventions.
Our portfolio of capnography and gas monitoring products include external “plug-in-and-measure” capnography and gas analyzers, integrated modules and handheld capnograph and capnometer devices. These products have the ability to measure multiple expired gases, such as CO2, nitrous oxide (N2O), oxygen (O2) and other anesthetic agents. In the case of capnography, respiration rate is also calculated from the CO2 waveform. These measurements are possible through either mainstream monitoring, which samples gases from a ventilated patient’s breathing circuit, or sidestream monitoring, which samples gases from a breathing circuit in mechanically ventilated patients or through a cannula or mask in spontaneously breathing patients. In addition, our EMMA™ Capnograph with waveform display offers clinicians greater assessment of end-tidal CO2 and respiration rate, as well as assists in recognition of return to spontaneous circulation, for a variety of clinical settings, including emergency medicine and transport, operating rooms (ORs), ICUs, patient rooms and clinics. EMMA™ fits in the palm of the hand, and we believe it is the smallest and most portable capnograph in the world.
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
Our patient surveillance, remote monitoring and clinician notification solution, Patient SafetyNet™, allows for monitoring of the oxygen saturation, pulse rate, perfusion index, hemoglobin, methemoglobin and respiration rate of up to 200 patients simultaneously. Patient SafetyNet™ offers a rich user interface with trending, real-time waveform capability at the central station and remote notification via pager or smart phones. Patient SafetyNet™ also features the Adaptive Connectivity Engine™, which enables two-way Health Level-7 (HL7) based connectivity to clinical/hospital information systems. The Adaptive Connectivity Engine™ significantly reduces the time and complexity to integrate and validate custom HL7 implementations, and demonstrates our commitment to innovation that automates patient care with open, scalable and standards-based connectivity architecture.
In January 2015, we introduced our MightySat™ fingertip pulse oximeter for personal use. MightySat™ provides oxygen saturation and pulse rate measurements and is designed for those who want accurate measurements even under challenging conditions such as movement and low perfusion. MightySat™ is available in three versions, each of which provides SpO2, PR and PI measurements in a compact, battery-powered design with a large color screen that can be rotated for real-time display of the pleth waveform as well as measurements. Optional Bluetooth wireless functionality enables measurement display via the free, downloadable Masimo Personal Health app on iOS and Android mobile devices, as well as the ability to trend and communicate measurements and interface with the Apple Health app. MightySat™ is also available with optional PVI®, a measure of the dynamic changes in the PI that occur during one or more complete respiratory cycles. MightySat™ is available through online retailers such as Amazon.com. In the U.S., MightySat™ is intended for general health and wellness use and is not intended for medical use. In June 2015, we announced the CE Mark and full market release of the MightySat™ Rx fingertip pulse oximeter for clinical use. In October 2015, we announced FDA 510(k) clearance for MightySat™ Rx.
In April 2015, we introduced the Patient SafetyNet Series 5000™ along with Iris™ Connectivity and MyView™ through the Root® patient monitoring and connectivity platform. This series of Patient SafetyNet™ offers a new level of interoperability designed to enhance clinician workflows, and reduce the cost of care, from operating rooms to medical-surgical units. The Patient SafetyNet Series 5000™ with Iris™ enables Root® to intake data from all devices connected to the patient, acting as an in-room patient monitor and connectivity hub. Alarms and alerts for all devices are seamlessly forwarded to the patient’s clinician and all device data are effortlessly documented in the patient’s electronic medical record (EMR). The patient-centric user interface of Patient SafetyNet Series 5000™ displays near real-time data from all devices, providing a single unified dashboard of patient information. Having such a holistic view can enable caregivers to more quickly assess patient status, allowing for faster clinical decisions. To simplify documentation of patient data, Root® enables clinicians to easily verify and send patient vitals, as well as all connected medical device information data, to the EMR directly from Root®. Data can also be sent to the EMR periodically. An interface between the Patient SafetyNet Series 5000™ Appliance and the hospital admission, discharge and transfer (ADT) system allows clinicians to receive ADT information on Root® for positive patient identification at the bedside. Clinicians can also manually enter additional data on the Root® device, including temperature, blood pressure, level of consciousness, pain score and urine output.
MyView™ is a wireless, presence-detection system that enables clinicians to automatically display customized clinical profiles on our devices, such as Root®, Radical-7® and the Patient SafetyNet View Station. When a clinician approaches the device, a clinician-worn MyView™ badge signals the device to display a preselected set of parameters and waveforms tailored to the individual clinician’s preferences. MyView™ gives clinicians the ability to receive and review medical device information in a manner that is most conducive to optimizing their workflow, while the presence mapping data collected by all the Masimo devices can provide information on how clinicians spend time with their patients. This provides nursing leadership and management with the opportunity to examine analytical data on patient and clinician interactions to optimize workflows across the unit, hospital or hospital system.
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
Our pulse oximetry technology is generally contained on a circuit board that is placed inside a standalone pulse oximetry monitor, placed inside OEM multi-parameter monitors or included as part of an external “Board-in-Cable” solution that is plugged into a port on an OEM or other device. All of these solutions use our proprietary single-patient use sensors, reusable sensors and/or cables. We sell our products to end-users through our direct sales force and certain distributors, as well as our OEM partners, for incorporation into their products. We also sell certain pulse oximetry products in the consumer market for non-medical use.
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
We exclusively license from Cercacor the right to make and distribute products in the professional medical caregiver markets, which we refer to as the Masimo Market, that utilize rainbow® technology for certain non-invasive measurements, including carbon monoxide, methemoglobin, fractional arterial oxygen saturation and hemoglobin. The license is currently subject to certain specific annual minimum aggregate royalty payment obligations in the amount of $5.0 million per year. To date, we have developed and commercially released devices that measure carbon monoxide, methemoglobin and hemoglobin using licensed rainbow® technology. We also have the option to obtain exclusive licenses to make and distribute products that utilize rainbow® technology for the monitoring of other measurements, including blood glucose, in product markets where the product is intended to be used by a professional medical caregiver. For additional discussion of Cercacor, see Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Part I, Item 1. “Business—Cercacor Laboratories, Inc.” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, filed with the SEC on February 17, 2015.
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
Stock Repurchase Programs
In February 2013, our board of directors authorized us to repurchase up to 6.0 million shares of our common stock under a repurchase program. In October 2014, our board of directors authorized us to repurchase up to an additional 3.0 million shares under this stock repurchase program. During the quarter ended October 3, 2015, all remaining available shares under this stock repurchase program were repurchased.
In September 2015, the Board authorized a new stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. As of October 3, 2015, 5.0 million shares remained authorized for repurchase under this program.
Our stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. For additional information regarding our stock repurchase programs, see Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 3, 2015	% of Revenue	September 27, 2014	% of Revenue	October 3, 2015	% of Revenue	September 27, 2014	% of Revenue
Revenue:
Product	$144,603	94.8%	$137,142	95.2%	$439,572	95.0%	$402,868	94.8%
Royalty	7,972	5.2	6,976	4.8	23,266	5.0	21,988	5.2
Total revenue	152,575	100.0	144,118	100.0	462,838	100.0	424,856	100.0
Cost of goods sold	50,343	33.0	47,894	33.2	154,600	33.4	143,236	33.7
Gross profit	102,232	67.0	96,224	66.8	308,238	66.6	281,620	66.3
Operating expenses:
Selling, general and administrative	59,607	39.1	62,064	43.1	182,072	39.3	179,533	42.3
Research and development	14,485	9.5	14,213	9.9	42,808	9.2	41,552	9.8
Litigation award and defense costs	—	—	(2,321)	(1.6)	—	—	(10,331)	(2.4)
Total operating expenses	74,092	48.6	73,956	51.3	224,880	48.6	210,754	49.6
Operating income	28,140	18.4	22,268	15.5	83,358	18.0	70,866	16.7
Non-operating (expense) income	(1,050)	(0.7)	(566)	(0.4)	(2,022)	(0.4)	(43)	—
Income before provision for income taxes	27,090	17.8	21,702	15.1	81,336	17.6	70,823	16.7
Provision for income taxes	9,161	6.0	5,568	3.9	24,889	5.4	18,246	4.3
Net income including noncontrolling interest	17,929	11.8	16,134	11.2	56,447	12.2	52,577	12.4
Net loss (income) attributable to the noncontrolling interest	1,396	0.9	(1,271)	(0.9)	2,752	0.6	(1,280)	(0.3)
Net income attributable to Masimo Corporation stockholders	$19,325	12.7%	$14,863	10.3%	$59,199	12.8%	$51,297	12.1%
Comparison of the Three Months ended October 3, 2015 to the Three Months ended September 27, 2014
Revenue. Total revenue increased $8.5 million, or 5.9%, to $152.6 million for the three months ended October 3, 2015 from $144.1 million for the three months ended September 27, 2014. The following chart details our total product revenues by the geographic area to which the products were shipped for the three months ended October 3, 2015 and September 27, 2014 (dollars in thousands):

	Three Months Ended
	October 3, 2015		September 27, 2014		Increase/ (Decrease)	Percentage Change
North and South America	$105,217	72.8%	$99,563	72.6%	$5,654	5.7%
Europe, Middle East and Africa	25,729	17.8	23,417	17.1	2,312	9.9
Asia and Australia	13,657	9.4	14,162	10.3	(505)	(3.6)
Total Product Revenue	$144,603	100.0%	$137,142	100.0%	$7,461	5.4%
Royalty	7,972		6,976		996
Total Revenue	$152,575		$144,118		$8,457

Product revenue increased $7.5 million, or 5.4%, to $144.6 million for the three months ended October 3, 2015 from $137.1 million for the three months ended September 27, 2014. This increase was primarily due to stronger sales of consumable products, monitors and parameter licenses. This increase in sales was partially offset by the impact of approximately $4.8 million related to unfavorable movements in foreign exchange rates from the prior year period that reduced the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies, primarily in Europe and Asia. We estimate that our installed base of circuit boards and pulse oximeters increased to 1,390,000 units at October 3, 2015 as compared to 1,289,000 units at September 27, 2014.
Product revenue generated through our direct and distribution sales channels increased $4.1 million, or 3.5%, to $120.2 million for the three months ended October 3, 2015, compared to $116.1 million for the three months ended September 27, 2014. During the three months ended October 3, 2015, revenues from our OEM channel increased by $3.4 million, or 16.0%, to $24.4 million from $21.0 million for the three months ended September 27, 2014. Total rainbow® product revenue increased to $17.1 million for the three months ended October 3, 2015, compared to $13.2 million for the three months ended September 27, 2014.
Royalty revenue consists of amounts received from Medtronic plc (Medtronic, formerly Covidien) related to their U.S. sales pursuant to the terms of our amended settlement agreement. Based on the terms of such agreement, Medtronic has the right to stop paying us royalties, subject to certain notice requirements. On October 21, 2015, Medtronic filed three separate inter partes review petitions with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, challenging several of the claims of two U.S. patents titled “Signal processing apparatus” that are owned by us. Medtronic has informed us that it will terminate the covenants they received from us under the settlement agreement and stop paying royalties when it feels it has reached an appropriate point in the process. See Note 13 to the condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 and “Medtronic may seek to avoid paying any royalties to us, which would significantly reduce our royalty revenues and adversely affect our business, financial condition and results of operations” under Part II, Item 1A - Risk Factors, in this Quarterly Report on Form 10-Q for additional information.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the three months ended October 3, 2015 and September 27, 2014 was as follows (dollars in thousands):

	Three Months Ended
	October 3, 2015	Percentage of Revenue	September 27, 2014	Percentage of Revenue	Increase/ (Decrease)	Percentage Change
Product Gross Profit	$94,260	65.2%	$89,248	65.1%	$5,012	5.6%
Royalty Gross Profit	7,972	100.0	6,976	100.0	996	14.3
Total Gross Profit	$102,232	67.0%	$96,224	66.8%	$6,008	6.2%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $2.4 million for the three months ended October 3, 2015 compared to the three months ended September 27, 2014, due primarily to the increase in our product revenues. Our total gross margins increased slightly to 67.0% for the three months ended October 3, 2015 as compared to 66.8% for the three months ended September 27, 2014. Excluding royalties, our product gross margin also slightly increased slightly to 65.2% for the three months ended October 3, 2015 as compared to 65.1% for the three months ended September 27, 2014. This net increase in product gross margin was primarily due to the benefits from our continued product cost reduction efforts, which were partially offset by the net impact of unfavorable movements in foreign exchange rates from the prior year period. We incurred $1.7 million and $0.9 million in Cercacor royalty expenses for the three months ended October 3, 2015 and September 27, 2014, respectively, which have been eliminated in our condensed consolidated financial statements for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 64.0% for the three months ended October 3, 2015 and 64.4% for the three months ended September 27, 2014.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs, medical device taxes and other corporate expenses. Selling, general and administrative expenses for the three months ended October 3, 2015 and September 27, 2014 were as follows (dollars in thousands):

Selling, General and Administrative
Three Months Ended October 3, 2015	Percentage of Net Revenues	Three Months Ended September 27, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$59,607	39.1%	$62,064	43.1%	$(2,457)	(4.0)%

Selling, general and administrative expenses decreased $2.5 million, or 4.0%, for the three months ended October 3, 2015 compared to the three months ended September 27, 2014. This decrease was primarily attributable to lower legal and professional fees of approximately $3.5 million and lower payroll related costs of $0.9 million, which were partially offset by higher charitable donations of approximately $1.6 million, including $0.8 million of donations related to the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (the Masimo Foundation) and $0.6 million to Jordanian hospitals to help improve patient care for Syrian and Iraqi refugees, in the current year period. Share-based compensation expense of approximately $2.0 million and $2.2 million was included in selling, general and administrative expenses for the three months ended October 3, 2015 and September 27, 2014, respectively. Approximately $1.5 million and $1.8 million of medical device excise tax was included in selling, general and administrative expenses for the three months ended October 3, 2015 and September 27, 2014, respectively. Also included in total selling, general and administrative expenses were $0.6 million and $0.7 million of expenses incurred by Cercacor for the three months ended October 3, 2015 and September 27, 2014, respectively.
Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended October 3, 2015 and September 27, 2014 were as follows (dollars in thousands):

Research and Development
Three Months Ended October 3, 2015	Percentage of Net Revenues	Three Months Ended September 27, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$14,485	9.5%	$14,213	9.9%	$272	1.9%
Research and development expenses increased $0.3 million for the three months ended October 3, 2015 compared to the three months ended September 27, 2014, primarily due to higher payroll related costs of $0.3 million. Included in research and development expenses was approximately $0.6 million and $0.3 million of share-based compensation expense for the three months ended October 3, 2015 and September 27, 2014, respectively. Also included in total research and development expenses were $2.4 million and $0.8 million of engineering expenses incurred by Cercacor for the three months ended October 3, 2015 and September 27, 2014, respectively.
Litigation Award and Defense Costs. Litigation award and defense costs for the three months ended October 3, 2015 and September 27, 2014 was as follows (dollars in thousands):

Litigation Award and Defense Costs
Three Months Ended October 3, 2015	Percentage of Net Revenues	Three Months Ended September 27, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$—	—%	$(2,321)	(1.6)%	$2,321	—%
In July 2014, an arbitration panel issued a final award of $4.0 million to Cercacor, our VIE, in connection with the breach by a third party of a supply agreement, payment for which was received by Cercacor in August 2014. Cercacor recorded this award in the quarter ended September 27, 2014 as a reduction to operating expenses, net of approximately $1.6 million in related legal costs. We did not record any similar litigation award during the three months ended October 3, 2015.
Non-operating income. Non-operating income consists primarily of interest income, interest expense and foreign exchange losses. Non-operating income for the three months ended October 3, 2015 and September 27, 2014 was as follows (dollars in thousands):

Non-operating Income (Expense)
Three Months Ended October 3, 2015	Percentage of Net Revenues	Three Months Ended September 27, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(1,050)	(0.7)%	$(566)	(0.4)%	$(484)	85.5%
Non-operating income (expense) increased by $0.5 million for the three months ended October 3, 2015 compared to the three months ended September 27, 2014. Non-operating expense of $1.1 million for the three months ended October 3, 2015 consisted of $0.6 million of interest expense and $0.5 million of net realized and unrealized losses on foreign currency denominated transactions. Non-operating expense of $0.6 million for the three months ended September 27, 2014 consisted of $0.1 million of interest expense and $0.5 million of net realized and unrealized losses on foreign currency denominated transactions.

Provision for Income Taxes. Our provision for income taxes for the three months ended October 3, 2015 and September 27, 2014 was as follows (dollars in thousands):

Provision for Income Taxes
Three Months Ended October 3, 2015	Percentage of Net Revenues	Three Months Ended September 27, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$9,161	6.0%	$5,568	3.9%	$3,593	64.5%
Our provision for income taxes was $9.2 million, or an effective tax rate of 33.8%, for the three months ended October 3, 2015, compared to $5.6 million, or an effective tax rate of 25.7%, for the three months ended September 27, 2014. The higher effective tax rate for the three months ended October 3, 2015 is due to a shift in the expected fiscal 2015 geographic composition of our pre-tax income to higher taxed jurisdictions resulting primarily from increased fiscal 2015 U.S. revenues and unfavorable year over year movements in foreign exchange rates that generally reduced international revenues that are denominated in foreign currencies.
Comparison of the Nine Months ended October 3, 2015 to the Nine Months ended September 27, 2014
Revenue. Total revenue increased $38.0 million, or 8.9%, to $462.8 million for the nine months ended October 3, 2015 from $424.9 million for the nine months ended September 27, 2014. The following chart details our total product revenues by the geographic area to which the products were shipped for the nine months ended October 3, 2015 and September 27, 2014 (dollars in thousands):

	Nine Months Ended
	October 3, 2015		September 27, 2014		Increase/ (Decrease)	Percentage Change
North and South America	$327,221	74.4%	$287,678	71.4%	$39,543	13.7%
Europe, Middle East and Africa	74,125	16.9	73,146	18.2	979	1.3
Asia and Australia	38,226	8.7	42,044	10.4	(3,818)	(9.1)
Total Product Revenue	$439,572	100.0%	$402,868	100.0%	$36,704	9.1%
Royalty	23,266		21,988		1,278
Total Revenue	$462,838		$424,856		$37,982
Product revenue increased $36.7 million, or 9.1%, to $439.6 million for the nine months ended October 3, 2015 from $402.9 million for the nine months ended September 27, 2014. This increase was primarily due to higher consumable product sales. Offsetting this increase in sales was the impact of approximately $14.5 million related to unfavorable movements in foreign exchange rates from the prior year period that reduced the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies, primarily in Europe and Asia. We estimate that our installed base of circuit boards and pulse oximeters increased to1,390,000 units at October 3, 2015 as compared to 1,289,000 units at September 27, 2014.
Product revenue generated through our direct and distribution sales channels increased $29.8 million, or 8.8%, to $370.4 million for the nine months ended October 3, 2015, compared to $340.5 million for the nine months ended September 27, 2014. During the nine months ended October 3, 2015, revenues from our OEM channel increased by $6.9 million, or 11.1%, to $69.2 million from $62.3 million for the nine months ended September 27, 2014. Total rainbow® product revenue increased to $42.7 million for the nine months ended October 3, 2015, compared to $37.6 million for the nine months ended September 27, 2014.
Royalty revenue consists of amounts received from Medtronic related to their U.S. sales pursuant to the terms of our amended settlement agreement. Based on the terms of such agreement, Medtronic has the right to stop paying us royalties, subject to certain notice requirements. On October 21, 2015, Medtronic filed three separate inter partes review petitions with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, challenging several of the claims of two U.S. patents titled “Signal processing apparatus” that are owned by us. Medtronic has informed us that it will terminate the covenants it received from us under the settlement agreement and stop paying royalties when it feels it has reached an appropriate point in the process. See Note 13 to the condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 and “Medtronic may seek to avoid paying any royalties to us, which would significantly reduce our royalty revenues and adversely affect our business, financial condition and results of operations” under Part II, Item 1A - Risk Factors, in this Quarterly Report on Form 10-Q for additional information.

Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the nine months ended October 3, 2015 and September 27, 2014 was as follows (dollars in thousands):

	Nine Months Ended
	October 3, 2015	Percentage of Revenue	September 27, 2014	Percentage of Revenue	Increase/ (Decrease)	Percentage Change
Product Gross Profit	$284,972	64.8%	$259,632	64.4%	$25,340	9.8%
Royalty Gross Profit	23,266	100.0	21,988	100.0	1,278	5.8
Total Gross Profit	$308,238	66.6%	$281,620	66.3%	$26,618	6.2%
Cost of goods sold increased $11.4 million for the nine months ended October 3, 2015 compared to the nine months ended September 27, 2014 due primarily to the increase in product revenue. Our total gross margin increased to 66.6% for the nine months ended October 3, 2015 from 66.3% for the nine months ended September 27, 2014. Excluding royalties, product gross margin increased to 64.8% for the nine months ended October 3, 2015 from 64.4% for the nine months ended September 27, 2014. This net increase in product gross margin was primarily due to the benefits from our continued product cost reduction efforts, which were partially offset by the net impact of unfavorable movements in foreign exchange rates from the prior year period. We incurred $4.3 million and $4.0 million in Cercacor royalty expenses for the nine months ended October 3, 2015 and September 27, 2014, respectively, which have been eliminated in our condensed consolidated financial statements for the periods presented. Had these royalty expenses not been eliminated, our reported product gross profit margin would have been 63.7% for the nine months ended October 3, 2015 and 63.4% for the nine months ended September 27, 2014.
Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended October 3, 2015 and September 27, 2014 were as follows (dollars in thousands):

Selling, General and Administrative
Nine Months Ended October 3, 2015	Percentage of Net Revenues	Nine Months Ended September 27, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$182,072	39.3%	$179,533	42.3%	$2,539	1.4%
Selling, general and administrative expenses increased $2.5 million, or 1.4%, for the nine months ended October 3, 2015 compared to the nine months ended September 27, 2014. This increase was primarily attributable to higher occupancy costs of $1.4 million, higher legal and professional fees of approximately $0.7 million, higher payroll related costs of $0.6 million and higher marketing related expenses of $0.4 million, which were partially offset by approximately $0.8 million in lower charitable donations, including $1.3 million of lower donations to the Masimo Foundation and $0.5 million of lower donations to the Patient Safety Movement Foundation. Share-based compensation expense of approximately $6.1 million and $6.3 million was included in selling, general and administrative expenses for the nine months ended October 3, 2015 and September 27, 2014, respectively. Approximately $5.1 million and $5.0 million of medical device excise tax was included in selling, general and administrative expenses for the nine months ended October 3, 2015 and September 27, 2014, respectively. Also included in total selling, general and administrative expenses were $2.0 million and $2.4 million of direct expenses incurred by Cercacor for the nine months ended October 3, 2015 and September 27, 2014, respectively.
Research and Development. Research and development expenses for the nine months ended October 3, 2015 and September 27, 2014 were as follows (dollars in thousands):

Research and Development
Nine Months Ended October 3, 2015	Percentage of Net Revenues	Nine Months Ended September 27, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$42,808	9.2%	$41,552	9.8%	$1,256	3.0%
Research and development expenses increased by $1.3 million, or 3.0%, for the nine months ended October 3, 2015 compared to the nine months ended September 27, 2014. This increase was primarily due to higher payroll related costs of approximately $1.4 million and higher engineering project and supply costs of $0.3 million, which were partially offset by lower occupancy-related costs of $0.4 million. Included in research and development expenses was approximately $1.8 million and $1.1 million of share-based compensation expense for the nine months ended October 3, 2015 and September 27, 2014, respectively. Also included in total research and development expenses were $5.2 million and $2.6 million of engineering expenses incurred by Cercacor for the nine months ended October 3, 2015 and September 27, 2014, respectively.

Litigation Award and Defense Costs. Litigation award and defense costs for the nine months ended October 3, 2015 and September 27, 2014 were as follows (dollars in thousands):

Litigation Award and Defense Costs
Nine Months Ended October 3, 2015	Percentage of Net Revenues	Nine Months Ended September 27, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$—	—%	$(10,331)	(2.4)%	$10,331	—%
In July 2014, an arbitration panel issued a final award of $4.0 million to Cercacor, our VIE, in connection with the breach by a third party of a supply agreement, payment for which was received by Cercacor in August 2014. Cercacor recorded this award in the quarter ended September 27, 2014 as a reduction to operating expenses, net of approximately $1.6 million in related legal costs. We did not record any similar litigation award during the nine months ended October 3, 2015.
Two of our former physician office sales representatives filed employment-related claims against us in 2011 regarding our noninvasive hemoglobin monitoring products. In January 2014, an arbitrator awarded the plaintiffs approximately $5.4 million in damages. As a result of this award, we recorded a charge of $8.0 million in the fiscal quarter ended December 28, 2013, which included $5.4 million in damages and $2.6 million in defense-related costs. We challenged the award in the U.S. District Court for the Central District of California, and in April 2014, the District Court vacated the award. Accordingly, we reversed the previous $8.0 million charge in the fiscal quarter ended March 29, 2014. We did not record any similar reversal during the nine months ended October 3, 2015.
Non-operating income. Non-operating income consists primarily of interest income, interest expense and foreign exchange losses. Non-operating income for the nine months ended October 3, 2015 and September 27, 2014 was as follows (dollars in thousands):

Non-operating Income
Nine Months Ended October 3, 2015	Percentage of Net Revenues	Nine Months Ended September 27, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(2,022)	(0.4)%	$(43)	—%	$(1,979)	4,602.3%
Non-operating expense increased by approximately $2.0 million for the nine months ended October 3, 2015 as compared to non-operating expense of less than $0.1 million for the nine months ended September 27, 2014. Non-operating expense for the nine months ended October 3, 2015 consisted of $1.6 million of interest expense and $0.4 million of net realized and unrealized losses on foreign currency denominated transactions. Non-operating expense for the nine months ended September 27, 2014 consisted of $0.2 million of interest expense and $0.1 million of net realized and unrealized gains on foreign currency denominated transactions.
Provision for Income Taxes. Our provision for income taxes for the nine months ended October 3, 2015 and September 27, 2014 was as follows (dollars in thousands):

Provision for Income Taxes
Nine Months Ended October 3, 2015	Percentage of Net Revenues	Nine Months Ended September 27, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$24,889	5.4%	$18,246	4.3%	$6,643	36.4%
Our provision for income taxes was $24.9 million, or an effective tax rate of 30.6%, for the nine months ended October 3, 2015, compared to $18.2 million, or an effective tax rate of 25.8%, for the nine months ended September 27, 2014. The higher effective tax rate for the nine months ended October 3, 2015 is due to a shift in the expected fiscal 2015 geographic composition of our pre-tax income to higher taxed jurisdictions resulting primarily from increased fiscal 2015 U.S. revenues and unfavorable year over year movements in foreign exchange rates that generally reduced international revenues that are denominated in foreign currencies.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, funds expected to be generated from operations and funds available under our revolving credit agreement. At October 3, 2015, we had approximately $185.8 million in working capital and approximately $103.6 million in cash and cash equivalents as compared to approximately $191.2 million in working capital and approximately $134.5 million in cash and cash equivalents at January 3, 2015. We currently do not maintain an investment portfolio but have the ability to invest in various security holdings, types and maturities that meet credit quality standards in accordance with our investment guidelines.

As of October 3, 2015, we had cash totaling $71.8 million held outside of the U.S., of which approximately $12.4 million was accessible without additional tax cost and approximately $59.4 million was accessible at an incremental estimated tax cost of approximately $17.9 million. In managing our day-to-day liquidity and capital structure, we do not rely on foreign earnings as a source of funds. We currently have sufficient funds on-hand and available under our line of credit to fund our domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes with respect to any such repatriation.
Our existing credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, and Bank of America, N.A., as a Lender (our Amended Credit Agreement) currently provides aggregate borrowing capacity of up to $250.0 million with an option, subject to certain conditions, to increase the aggregate borrowing capacity up to $350.0 million in the future. All unpaid principal under the Amended Credit Agreement will become due and payable on September 29, 2019. See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
During the three months ended October 3, 2015, we received $8.0 million from Medtronic for royalties related to their U.S. sales pursuant to the terms of our amended settlement agreement. Based on the terms of such agreement, Medtronic has the right to stop paying us royalties, subject to certain notice requirements. On October 21, 2015, Medtronic filed three separate inter partes review petitions with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, challenging several of the claims of two U.S. patents titled “Signal processing apparatus” that are owned by us. Medtronic has informed us that it will terminate the covenants they received from us under the settlement agreement and stop paying royalties when it feels it has reached an appropriate point in the process. See Note 13 to the condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1and “Medtronic may seek to avoid paying any royalties to us, which would significantly reduce our royalty revenues and adversely affect our business, financial condition and results of operations” under Part II, Item 1A - Risk Factors, in this Quarterly Report on Form 10-Q for additional information.
Cash Flows

The following table summarizes our cash flows (in thousands):
	Nine Months Ended
	October 3, 2015	September 27, 2014
Net cash provided by (used in):
Operating activities	$53,495	$66,823
Investing activities	(43,605)	(69,626)
Financing activities	(38,927)	28,651
Effect of foreign currency exchange rates on cash	(1,835)	(2,326)
(Decrease) increase in cash and cash equivalents	$(30,872)	$23,522
Operating Activities. Cash provided by operating activities was $53.5 million in the nine months ended October 3, 2015, arising primarily from net income of $56.4 million, non-cash activity for depreciation and amortization of $11.6 million and share-based compensation of $8.1 million. Other changes in operating assets and liabilities included a decrease in accounts payable of $4.2 million, an increase in prepaid income taxes of $5.0 million, a decrease in accrued compensation of $1.4 million and a decrease in income taxes payable of $2.2 million, all due to the timing of related payments; an increase in other assets of $4.1 million due primarily to an increase in prepaid discounts; and an increase in accounts receivable of $5.0 million due to the timing of collections.
Cash provided by operating activities was $66.8 million for the nine months ended September 27, 2014, arising primarily from net income of $52.6 million, non-cash activity for depreciation and amortization of $9.5 million, share-based compensation of $7.8 million and a provision for deferred taxes of $2.9 million. In addition, accounts payable decreased by $1.6 million and prepaid income taxes increased by $0.7 million, both due to the timing of payments; and accounts receivable decreased by $3.2 million due to the timing of cash receipts from customers. These sources of cash were primarily offset by an increase in accrued compensation and accrued liabilities of $1.2 million and $5.4 million, respectively, due to the timing of payments.
Investing Activities. Cash used in investing activities for the nine months ended October 3, 2015 was $43.6 million, consisting primarily of $40.5 million for purchases of property and equipment, including $6.3 million related to the purchase of our New Hampshire manufacturing and warehouse facility (New Hampshire Property), and $3.1 million of intangible assets, of which approximately $2.2 million related to capitalized patent and trademark costs and approximately $0.9 million related to intangible assets acquired in connection with the purchase of our New Hampshire Property.

Cash used in investing activities for the nine months ended September 27, 2014 was $69.6 million, consisting of $66.8 million, for purchases of property and equipment, including $57.8 million related to the purchase of our new corporate headquarters, and $2.8 million for the increase in intangible assets related to capitalized patent and trademark costs.
Financing Activities. Cash used in financing activities for the nine months ended October 3, 2015 was $38.9 million, primarily resulting from common stock repurchase transactions that settled during the quarter totaling $130.2 million, offset by net borrowings under our Amended Credit Agreement of $65.0 million and proceeds from the issuance of common stock (upon exercise of options) totaling $24.9 million.
Cash provided by financing activities for the nine months ended September 27, 2014 was $28.7 million, primarily resulting from borrowings under our line of credit totaling $125.0 million, offset by common stock repurchase transactions totaling $98.7 million.
Capital Resources and Prospective Capital Requirements
As of October 3, 2015, we had $190.0 million in outstanding loan draws under our Amended Credit Agreement, leaving available borrowing capacity of $60.0 million. We also had outstanding capital lease obligations of $0.2 million related primarily to office and computer equipment. We had no other debt obligations and are in compliance with all bank covenants.
In February 2013, our board of directors (Board) authorized the repurchase of up to 6.0 million shares of our common stock under a repurchase program. In October 2014, the Board authorized us to repurchase up to an additional 3.0 million shares under this stock repurchase program. During the three months ended October 3, 2015, approximately 1.2 million shares were repurchased at an average cost of $41.44 per share. As of October 3, 2015, all of the authorized 9.0 million shares had been repurchased under this stock repurchase program.
In September 2015, our Board authorized a new stock repurchase program for the repurchase of up to 5.0 million shares. As of October 3, 2015, no shares had been repurchased under this program. For additional information regarding our stock repurchase program, see Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we engaged in these relationships. As of October 3, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of net revenues, expenses, assets and liabilities. We regularly evaluate our estimates and assumptions related to our critical accounting policies, including revenue recognition and deferred revenue, inventory and related reserves for excess or obsolete inventory, allowance for doubtful accounts, share-based compensation, goodwill, deferred taxes and related valuation allowances, uncertain tax positions, tax contingencies, litigation costs and loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. Changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact on our condensed consolidated financial statements and future results of operations may be material. For a description of our critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015 filed with the SEC on February 17, 2015. There have been no material changes to any of our critical accounting policies during the nine months ended October 3, 2015.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuations in interest expense is limited to interest associated with our outstanding capital lease arrangements, which have fixed interest rates, and any borrowings under our Amended Credit Agreement and any amendments thereto. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at October 3, 2015. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.
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
Our primary foreign currency exchange rate exposures are with the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound, Mexican Peso and Australian Dollar, against the U.S. Dollar. Foreign currency exchange rates have experienced significant movements recently, particularly when compared to the same prior year period, and such volatility may continue in the future. Specifically, during the three and nine months ended October 3, 2015, we estimate that changes in the exchange rates of the U.S. Dollar relative primarily to the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound and Australian Dollar, negatively impacted our revenues by $4.8 million and $14.5 million, respectively, when compared to foreign exchange rates from the prior year periods. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of a 10% change in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) regulations, rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
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
There has been no change in our internal control over financial reporting during the quarter ended October 3, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
*We face competition from other companies, many of which have substantially greater resources than we do. If we do not successfully develop and commercialize enhanced or new products that remain competitive with products or alternative technologies developed by others, we could lose revenue opportunities and customers, and our ability to grow our business would be impaired, adversely affecting our financial condition and results of operations.
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
*Medtronic may seek to avoid paying any royalties to us, which would significantly reduce our royalty revenues and adversely affect our business, financial condition and results of operations.
Pursuant to our settlement agreement with Medtronic plc (Medtronic, formerly Covidien), we earn royalties on Medtronic’s total U.S. based pulse oximetry sales. For the nine months ended October 3, 2015 and September 27, 2014, our royalties from the Medtronic settlement agreement totaled approximately $23.3 million and $22.0 million, respectively. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share. As a result, an elimination of royalties that we earn under the settlement agreement in the future would have a significant impact on our revenue, gross margins, operating income and earnings per share.
On January 28, 2011, we entered into a second amendment to the settlement agreement, which became effective on March 15, 2011. Pursuant to the second amendment, in exchange for a specified royalty payment, we agreed not to sue Medtronic for its current pulse oximetry products, but not for any other technologies that Medtronic may add. On October 21, 2015, Medtronic plc filed three separate inter partes review petitions with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, challenging several of the claims of two U.S. patents titled “Signal processing apparatus” that are owned by us. Medtronic has the right to stop paying us royalties, subject to certain notice requirements, and has informed us that it will terminate the covenants they received from us under the settlement agreement and stop paying royalties when it feels it has reached an appropriate point in the process. If Medtronic ceases paying royalties to us under the settlement agreement, our revenue, gross margins, operating income and earnings per share would be materially and adversely affected.
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
These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of the GPO for the duration of such contractual arrangement. For the nine months ended October 3, 2015 and September 27, 2014, shipments of our pulse oximetry products to customers that are members of GPOs represented approximately $251.9 million and $228.9 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
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
In addition, states and other local regulatory authorities may issue guidelines regarding the appropriate scope and use of our products from time to time. For example, some of our noninvasive monitoring devices may be subject to authorization by individual states as part of the Emergency Medical Services scope of practice procedures. Although a lack of inclusion into scope of practice procedures does not prohibit usage, it may limit adoption.
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
We have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. For the nine months ended October 3, 2015 and September 27, 2014, we had sales through two just-in-time distributors, which in total represented approximately 26.7% and 25.4%, respectively, of our total revenue. The loss of any large customer or distributor could have a material adverse effect on our business, financial condition and results of operations.
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
We are aware that other organizations are manufacturing and selling imitation Masimo sensors. In addition, we are aware that certain medical device reprocessors have been collecting our used single-patient-use sensors from hospitals and then reprocessing, repackaging and reselling those sensors to hospitals. These imitation and third-party reprocessed sensors are sold at lower prices than new Masimo sensors. Our experience with both these imitation sensors and third-party reprocessed sensors is that they provide inferior performance, increased sensor utilization, reduced comfort and a number of monitoring problems. Notwithstanding these limitations, some of our customers have indicated a willingness to consider purchasing some of their sensor requirements from these imitation manufacturers and third-party reprocessors in an effort to reduce their overall operating costs. These imitation and reprocessed sensors have led and may continue to lead to confusion with our genuine Masimo products; have reduced and may continue to reduce our revenue; and, in some cases, have harmed and may continue to harm our reputation if customers conclude incorrectly that these imitation or reprocessed sensors are original Masimo sensors. In addition, we have expended a significant amount of time and expense investigating issues caused by imitation and reprocessed sensors, troubleshooting problems stemming from such sensors, educating customers about why imitation and reprocessed sensors do not perform to their expectations, enforcing our proprietary rights against the imitation manufacturers and reprocessors, and enforcing our contractual rights under our customer contracts.
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
*From time to time, we may carry out strategic initiatives that may not be viewed favorably by our customers, or that could negatively impact our business, financial condition and results of operations.
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
We believe that the success of our business depends, in significant part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. We were previously involved in significant litigation to protect our patent position and may be required to engage in further litigation. In 2006, we settled a costly, six-year lawsuit against Mallinckrodt, Inc., part of Tyco Healthcare (currently Medtronic), and one of its subsidiaries, Nellcor Puritan Bennett, Inc., in which we claimed infringement of some of our pulse oximetry signal processing patents.
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

On October 21, 2015, Medtronic filed three separate inter partes review petitions (the Petitions) with the Patent Trial and Appeal Board (the PTAB) of the U.S. Patent and Trademark Office (PTO), challenging several of the claims related to certain of our U.S. patents. A patentability trial will commence if the PTAB decides to institute the inter partes review proceedings after considering the Petitions and our preliminary response to the Petitions. If the PTAB institutes the proceedings, we intend to defend the ’393 Patent and the ’034 Patent. The Petitions are described in Note 13 to the condensed consolidated financial statements under the caption “Litigation” of this Quarterly Report on Form 10-Q. There is no guarantee that we will prevail in these proceedings or receive any reimbursement of expenses or other relief if we do prevail.
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
Each medical device that we wish to market in the U.S. generally must first receive 510(k) clearance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA) by filing a 510(k) pre-market notification, receiving clearance through the de novo review process, or obtaining pre-market approval by submitting a pre-market approval (PMA) application. Even if regulatory clearance or approval of a product is granted, the clearance or approval may be subject to limitations on the indicated uses for which the product may be marketed. We cannot guarantee that the FDA will grant 510(k) clearance on a timely basis, if at all, for new products or uses that we propose for Masimo SET® or licensed rainbow® technology. The traditional FDA 510(k) clearance process for our products has generally taken between three to six months. However, over the past few years, we have experienced a significantly longer 510(k) clearance review process. Our more recent experience and interactions with the FDA, along with information we have received from other medical device manufacturers, suggests that, in some cases, the FDA is requiring applicants to provide much more or different information and data for 510(k) clearance than it had previously required; and that the FDA may not rely on approaches that it had previously accepted to support 510(k) clearance, thereby leading to more review cycles or to decisions that may not be substantially the same as previous equivalent decisions. As a result, we have experienced lengthier FDA 510(k) review periods over the past few years, which has delayed the 510(k) clearance process for our products over this period as compared to prior periods.
In connection with a recent FDA 510(k) filing for certain improvements to our Pronto-7® product, the FDA expressed concerns and requested additional information regarding the methods we used to validate the SpHb® parameter. We responded to the FDA’s request for additional information on March 25, 2014. The FDA responded that the remaining issues would not likely be resolved in the time remaining, so we voluntarily withdrew the application on March 31, 2014. We have since had further discussions with the FDA and believe we have a better understanding of the FDA’s expectations on validation methodologies for future 510(k) filings for SpHb spot-check devices such as Pronto and Pronto-7®. We intend to work with the FDA to address whatever remaining concerns the agency has, but we cannot be sure we will be able to resolve those concerns.
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
We recently launched our iSpO2® and MightySat™ pulse oximeters, which are not intended for medical use. We are marketing these products in accordance with the FDA’s current policy and enforcement discretion, which indicates that pulse oximeters that are not intended for medical purposes can be marketed directly to consumers without first obtaining 510(k) clearance. In addition, some of our products may also be exempted from the 510(k) process in accordance with specific FDA guidance and policies, such as the FDA guidance related to mobile medical applications. We cannot assure you that the FDA will not change its policy regarding the regulation of these products. If the FDA changes its policy or concludes that our marketing of these products is not in accordance with its current policy, we may be required to seek 510(k) clearances to market these devices.

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
In 2013, the FDA inspected our facility in Irvine, California and issued an FDA Form 483 listing observations the investigator believed may constitute violations of statutes or regulations administered by the FDA, including observations relating to complaint handling, medical device reporting and corrective and preventative action (CAPA) procedures. In 2014, the FDA also inspected our facility in Mexicali, Mexico and issued a Form 483 listing observations relating to our CAPA procedures, documentation practices associated with our device history records and procedures for employee training. We submitted responses to both Form 483s. In August 2014, we received from the FDA a final inspection report closing out the Mexicali inspection and a warning letter (the Warning Letter) related to the Irvine inspection. We submitted a response (the Response Letter) to the Warning Letter on September 5, 2014 and held a regulatory meeting with the FDA on September 19, 2014. At the meeting, in addition to discussing our Response Letter, the FDA raised issues beyond the scope of the Warning Letter in the areas of Good Manufacturing Practices, quality, bioresearch monitoring and labeling/promotion. We have been in communication with the FDA since the meeting and are working to resolve the issues raised by the FDA. In the meantime, we are currently unable to obtain and/or renew Certificates to Foreign Governments (CFGs) that have recently expired for our products, which may prevent us from registering or importing products into certain countries that require CFGs, including Argentina, China and Thailand. We do not know what further actions, if any, the FDA will take in connection with these issues. If we are unable to resolve the issues raised by the FDA, our business, financial condition and results of operations could be adversely affected.
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
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of medical devices. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations will be changed, and what the impact of such changes, if any, may be. However, any future regulatory changes could make it more difficult for us to maintain or attain approval to develop and commercialize our products and technologies.
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

Since our inception, we have initiated fourteen field actions related to our products, none of which were material to our operating results. All field actions involving “reportable events” were reported to the FDA and other foreign regulatory agencies within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these or any future voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
In the third quarter of 2013, we were notified that the FDA and the United States Attorney’s Office for the Central District of California, Criminal Division (USAO), were investigating the allegations regarding our noninvasive hemoglobin products. In the second quarter of 2014, we received grand jury subpoenas requesting documents pertaining to, among other things, the testing, marketing and sales of our Pronto® and Pronto-7® products. On May 7, 2015, we received a letter from the USAO stating that, as of the date of the letter, the USAO had decided not to initiate any criminal charges against us or any of our current or former employees in connection with its investigation. The USAO reserved the right to revisit its decision at any time.
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
Changes in the health care industry in the U.S. and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business. In 2010, President Obama signed health care reform legislation into law that required most individuals to have health insurance, established new regulations on health plans, created insurance pooling mechanisms and reduced Medicare spending on services provided by hospitals and other providers. Beginning on January 1, 2013, this legislation also imposed significant new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, as well as related compliance and reporting obligations. We currently estimate our medical device excise tax will be in the range of $6.5 million to $7.5 million for fiscal year 2015.
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
Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that, as of October 3, 2015, a number of our stockholders, including certain of our directors and executive officers, continue to own shares of Cercacor stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.
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
*We are required to pay royalties to Cercacor for all products sold that contain certain rainbow® technologies, including certain annual minimum royalty payments, and this may impact our reported gross margins if we discontinue consolidating Cercacor within our financial statements.
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
Currently, we are required to consolidate Cercacor within our financial statements. Accordingly, the royalties that we owe to Cercacor are eliminated in our condensed consolidated financial statements presented within this Quarterly Report on Form 10-Q and our other periodic reports, and the gross profit margins reported in our consolidated financial results do not include the royalty expense that we pay to Cercacor. We are also obligated to include, and have included, Cercacor’s engineering and administrative expenses in our reported engineering and administrative expenses. If our financial statements were not consolidated with Cercacor, our reported cost of goods sold would increase and our reported engineering and administrative expenses would decrease. In the future, depending upon the success of rainbow® products and the royalties earned by Cercacor on those revenues, it is possible that the royalty expense will grow at a rate higher than the growth of engineering and administrative expenses. Should this occur, and if we also were no longer required to consolidate Cercacor’s financial results within our financial statements, our unconsolidated cost of goods sold could grow at a faster rate than that at which our unconsolidated engineering expenses decrease.
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. See “Critical Accounting Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, which we filed with the SEC on February 17, 2015.
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
We derive a portion of our net sales from international operations. In the nine months ended October 3, 2015 and September 27, 2014, 28.3% and 31.8%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we could be exposed to potentially significant penalties if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.
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
We market our products in certain foreign markets through our subsidiaries and other international distributors. The related sales agreements may provide for payments in a foreign currency. While a majority of our sales are transacted in U.S. Dollars, some of our sales agreements with foreign customers provide for payment in currencies other than the U.S. Dollar. These foreign currency revenues, when converted into U.S. Dollars, can vary depending on average exchange rates during a respective period. Specifically, during the nine months ended October 3, 2015, we estimate that the strengthening of the U.S. Dollar, relative to the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound and Australian Dollar, negatively impacted our revenues by $14.5 million when compared to foreign exchange rates from the same prior year period. Similarly, certain of our foreign sales support subsidiaries transact business in their respective country’s local currency, which is also their functional currency. As a result, expenses of these foreign subsidiaries when converted into U.S. Dollars can vary depending on average monthly exchange rates during a respective period. We are also exposed to foreign currency gains or losses on outstanding foreign currency denominated receivables and payables. When converted to U.S. Dollars, these receivables and payables can vary depending on the monthly exchange rates at the end of the period. In addition, certain intercompany transactions may give rise to realized and unrealized foreign currency gains or losses based on the currency underlying such intercompany transactions. Accordingly, our operating results are subject to fluctuations in foreign currency exchange rates.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the California Transparency in Supply Chains Act, the UK Modern Slavery Act and new regulations issued by the SEC and The NASDAQ Stock Market LLC, have and will create additional compliance requirements for companies such as ours. To maintain high standards of corporate governance and public disclosure, we have invested in, and intend to continue to invest in, reasonably necessary resources to comply with evolving standards.
For example, the Dodd-Frank Act includes provisions regarding “conflict minerals” (generally tin, tantalum, tungsten and gold) that are mined in the Democratic Republic of Congo and adjoining countries (the DRC region), and similar rules have been proposed in the European Union. Since certain of these conflict minerals are used in the manufacture of our products, the Dodd-Frank Act provisions require us to undertake comprehensive due diligence to determine whether conflict minerals used in our products, including any portion of our products manufactured by third parties, financed or benefited armed groups in the DRC region. The rules also require us to file conflict mineral reports with the SEC annually. We have incurred, and expect to continue to incur, additional costs to comply with these rules, including costs related to determining the source of origin of conflict minerals used in our products. Given the complexity of our supply chain, we may face difficulties if our suppliers are unwilling or unable to verify the origin of all conflict minerals used in our products. Furthermore, our ongoing compliance with these rules could affect the pricing, sourcing and availability of minerals used in the manufacture of our products. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are free of conflict minerals. To maintain high standards of corporate governance and public disclosure, we have invested in, and intend to continue to invest in, reasonably necessary resources to comply with such evolving standards. These investments have resulted in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities and may continue to do so in the future.
In addition, stockholder litigation surrounding executive compensation and disclosure of executive compensation has increased with the passage of the Dodd-Frank Act. Furthermore, in recent years, our stockholders have not approved our advisory vote on named executive officer compensation that is required to be voted on by our stockholders annually pursuant to the Dodd-Frank Act. If we are involved in a lawsuit related to compensation matters or any other matters not covered by our directors’ and officers’ liability insurance, we may incur significant expenses in defending against such lawsuits, or be subject to significant fines or required to take significant remedial actions, each of which could adversely affect our business, financial condition and results of operations.
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
Products that we sell in Europe are subject to regulation in the EU markets under the Restriction of the Use of Hazardous Substances Directive (RoHS). RoHS prohibits companies from selling products that contain certain hazardous materials, including lead, mercury, cadmium, chromium, polybrominated biphenyls and polybrominated diphenyl ethers, in EU member states. In addition, the EU’s Registration, Evaluation, Authorization, and Restriction of Chemicals Directive also restricts substances of very high concern in products. Complying with this regulation may result in significant product transition costs, including potential risk to the carrying value of the related inventory, or delays in sales of our products in the EU.
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
In addition, under our Amended Credit Agreement, we are required to satisfy and maintain specified financial ratios and other affirmative covenants. Our ability to meet those financial ratios and affirmative covenants could be affected by events beyond our control, and, therefore, we cannot be assured that we will be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under the Amended Credit Agreement. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under our Amended Credit Agreement to be immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. As of October 3, 2015, we had $190.0 million outstanding under the Amended Credit Agreement and we were in compliance with all applicable covenants.
Risks Related to Our Stock
*Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From January 4, 2015 to October 3, 2015, our closing stock price ranged from $25.52 to $43.61 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
In addition to the other risk factors previously discussed above, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:

•	actual or anticipated fluctuations in our operating results or future prospects;

•	our announcements or our competitors’ announcements of new products;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in our growth rates or our competitors’ growth rates;

•	developments regarding our patents or proprietary rights or those of our competitors;

•	ongoing legal proceedings;

•	our inability to raise additional capital as needed;

•	concerns or allegations as to the safety or efficacy of our products;

•	changes in financial markets or general economic conditions, including the effects of recession or slow economic growth in the U.S. and abroad;

•	sales of stock by us or members of our management team, our board of directors (Board) or certain institutional stockholders; and

•	changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally.
*Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.
As of October 3, 2015, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 15.3% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and Board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
*You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options or the grant of future equity awards by us.
As of October 3, 2015, an aggregate of approximately 14.5 million shares of our stock were reserved for future issuance under our three equity incentive plans, approximately 9.3 million of which were subject to options outstanding as of that date at a weighted-average exercise price of $25.04 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution. We rely on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our amended and restated certificate of incorporation authorizes our Board to issue up to 5.0 million shares of “blank check” preferred stock. As a result, without further stockholder approval, our Board has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third-party to acquire us. In addition, our amended and restated certificate of incorporation provides for a staggered board of directors, whereby directors serve for three year terms, with one-third of the directors coming up for reelection each year. A staggered Board will make it more difficult for a third-party to obtain control of our Board through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our Board.
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
In addition, we have adopted a stockholder rights plan. Under our stockholder rights plan, if any person becomes the beneficial owner of 15% or more of the outstanding shares of our stock, subject to a number of exceptions set forth in the plan, all of our stockholders other than the acquiring person will receive a right to purchase shares of our stock at a price of $136.00 per share. Our stockholder rights plan could discourage a takeover attempt and make an unsolicited takeover of our company more difficult. As a result, without the approval of our Board, you may not have the opportunity to sell your shares to a potential acquirer of us at a premium over prevailing market prices. This could reduce the market price of our stock.

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
Our Board may from time to time declare, and we may pay, dividends on our outstanding shares in the manner and upon the terms and conditions provided by law. However, we may elect to retain all future earnings for the operation and expansion of our business, rather than paying cash dividends on our stock. Any payment of cash dividends on our stock will be at the discretion of our Board and will depend upon our results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by our Board. In addition, under certain circumstances, our Amended Credit Agreement may limit or restrict our ability to pay cash dividends. In the event our Board declares any dividends, there is no assurance with respect to the amount, timing or frequency of any such dividends.
In February 2013, our Board authorized a stock repurchase program, whereby we may purchase up to 6.0 million shares of our common stock over a period of up to three years. In October 2014, our Board increased the number of shares authorized for repurchase under the program by 3.0 million shares, bringing the total number of shares authorized for repurchase under the program to 9.0 million shares. As of October 3, 2015, all of the authorized 9.0 million shares had been repurchased under this stock repurchase program.
In September 2015, our Board authorized a new stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. As of October 3, 2015, 5.0 million shares remained authorized for repurchase under this program. Any repurchase of our common stock will be at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources, and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. In addition, under certain circumstances, our Amended Credit Agreement may limit or restrict our ability to repurchase our stock. In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our Board may modify or amend our stock repurchase program at any time at its discretion without stockholder approval.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
Stock repurchases during each fiscal month of the quarter ended October 3, 2015 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1), (2)
July 5, 2015 to August 1, 2015	—	$—	—	1,169,271
August 2, 2015 to August 29, 2015	96,715	40.03	—	1,072,556
August 30, 2015 to October 3, 2015	1,072,556	41.57	—	5,000,000
Total	1,169,271	$41.44	—	5,000,000

(1)
In February 2013, our board of directors authorized the repurchase of up to 6.0 million shares of our common stock under a stock repurchase program. In October 2014, our board of directors increased the number of shares of our common stock authorized for repurchase by 3.0 million shares, bringing the total number of shares of our common stock authorized under such repurchase program from inception to 9.0 million. The stock repurchase program provided that it would be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the quarter ended October 3, 2015, we purchased an aggregate of 1,169,271 shares under the stock repurchase program. As of October 3, 2015, all of the authorized 9.0 million shares had been repurchased under the stock repurchase program.

(2)
In September 2015, our board of directors authorized a new stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. As of October 3, 2015, all of the 5.0 million shares remained authorized for repurchase under this program.

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

MASIMO CORPORATION

Date: November 5, 2015	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: November 5, 2015	By:	/s/ MARK P. DE RAAD
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)
3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock (Exhibit 3.1)
3.3	(3)	Amended and Restated Bylaws adopted on October 20, 2011 (Exhibit 3.2)
4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)
4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999, between the Company and certain of its stockholders (Exhibit 4.2)
4.3	(2)	Rights Agreement, dated November 9, 2007, between the Company and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)
4.4#	(4)	Masimo Retirement Savings Plan (Exhibit 4.7)
10.1#	(5)	Amended and Restated Employment Agreement, dated November 4, 2015, by and between Masimo Corporation and Joe Kiani. (Exhibit 10.1)
10.2#	(5)	Restricted Share Unit Award Agreement, dated November 4, 2015, by and between Masimo Corporation and Joe Kiani. (Exhibit 10.2)
10.3#	(5)	Equity-Holder Non-Competition and Confidentiality Agreement, dated November 4, 2015, by and between Masimo Corporation and Joe Kiani. (Exhibit 10.3)
12.1*		Statement Regarding the Computation of Ratio of Earnings to Fixed Charges
31.1*		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*		Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*		Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of October 3, 2015 and January 3, 2015, (ii) Condensed Consolidated Statements of Income for the three and nine months ended October 3, 2015 and September 27, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 3, 2015 and September 27, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 3, 2015 and September 27, 2014, and (v) Notes to Condensed Consolidated Financial Statements.
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

(5)
Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on November 5, 2015. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

#	Indicates management or compensatory plan.

*	Filed herewith.