Form 10-Q
period 2016-04-02
MASIMO CORP
filed 2016-05-04
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of April 2, 2016
Common stock, $0.001 par value	48,985,489

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED APRIL 2, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	April 2, 2016	January 2, 2016
ASSETS
Current assets
Cash and cash equivalents	$139,901	$132,317
Accounts receivable, net of allowance for doubtful accounts of $2,017 and $1,967 at April 2, 2016 and January 2, 2016, respectively	93,284	80,960
Inventories	62,505	62,038
Prepaid income taxes	2,006	2,404
Other current assets	19,763	21,423
Total current assets	317,459	299,142
Deferred cost of goods sold	70,014	71,718
Property and equipment, net	133,262	132,466
Intangible assets, net	28,826	27,556
Goodwill	20,694	20,394
Deferred tax assets	41,683	44,320
Other assets	9,324	6,139
Total assets	$621,262	$601,735
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$25,310	$25,865
Accrued compensation	25,284	38,415
Accrued liabilities	35,144	44,222
Income taxes payable	7,129	2,777
Deferred revenue	26,747	21,280
Current portion of capital lease obligations	76	74
Total current liabilities	119,690	132,633
Deferred revenue	258	298
Long term debt	225,003	185,071
Other liabilities	8,328	8,021
Total liabilities	353,279	326,023
Commitments and contingencies
Equity
Masimo Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at April 2, 2016 and January 2, 2016	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 48,985 and 49,881 shares issued and outstanding at April 2, 2016 and January 2, 2016, respectively	49	50
Treasury stock, 13,855 and 12,759 shares at April 2, 2016 and January 2, 2016, respectively	(383,757)	(340,873)
Additional paid-in capital	338,893	332,417
Accumulated other comprehensive loss	(3,340)	(4,739)
Retained earnings	316,138	288,560
Total Masimo Corporation stockholders’ equity	267,983	275,415
Noncontrolling interest	—	297
Total equity	267,983	275,712
Total liabilities and equity	$621,262	$601,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	April 2, 2016	April 4, 2015
Revenue:
Product	$163,290	$147,357
Royalty	7,877	7,180
Total revenue	171,167	154,537
Cost of goods sold	56,954	51,432
Gross profit	114,213	103,105
Operating expenses:
Selling, general and administrative	62,511	60,799
Research and development	14,365	14,929
Total operating expenses	76,876	75,728
Operating income	37,337	27,377
Non-operating income	498	153
Income before provision for income taxes	37,835	27,530
Provision for income taxes	10,258	7,708
Net income including noncontrolling interest	27,577	19,822
Net loss attributable to the noncontrolling interest	—	701
Net income attributable to Masimo Corporation stockholders	$27,577	$20,523

Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.56	$0.39
Diluted	$0.53	$0.38

Weighted-average shares used in per share calculations:
Basic	49,424	52,687
Diluted	51,949	53,964
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net income including noncontrolling interest	$27,577	$19,822
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	1,399	(2,942)
Total comprehensive income	28,976	16,880
Comprehensive loss attributable to noncontrolling interest	—	701
Comprehensive income attributable to Masimo Corporation stockholders	$28,976	$17,581
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	April 2, 2016	April 4, 2015
Cash flows from operating activities:
Net income including noncontrolling interest	$27,577	$19,822
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	4,051	3,777
Stock-based compensation	3,027	2,894
Loss on disposal of property, equipment and intangibles	152	58
Gain on deconsolidation of variable interest entity	(273)	—
Provision for doubtful accounts	127	51
Provision for deferred income taxes	2,697	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12,266)	2,777
Increase in inventories	(326)	(88)
Decrease in deferred cost of goods sold	1,799	208
Decrease (increase) in prepaid income taxes	353	(104)
Increase in other assets	(621)	(6,464)
Increase (decrease) in accounts payable	198	(3,053)
Decrease in accounts payable to related party	(1,130)	—
Decrease in accrued compensation	(12,634)	(10,817)
(Decrease) increase in accrued liabilities	(4,220)	7,183
Increase in income tax payable	4,513	866
Increase in deferred revenue	5,427	1,949
Increase in other liabilities	352	67
Net cash provided by operating activities	18,803	19,126
Cash flows from investing activities:
Purchases of property and equipment, net	(5,346)	(17,218)
Increase in intangible assets	(751)	(737)
Reduction in cash resulting from deconsolidation of variable interest entity	(763)	—
Net cash used in investing activities	(6,860)	(17,955)
Cash flows from financing activities:
Borrowings under line of credit	45,000	(69)
Repayments on line of credit	(5,000)	—
Repayments of capital lease obligations	(67)	—
Proceeds from issuance of common stock	2,552	4,612
Repurchases of common stock	(47,699)	(2,154)
Issuance of equity by noncontrolling interest, net of equity issued	—	3
Net cash (used in) provided by financing activities	(5,214)	2,392
Effect of foreign currency exchange rates on cash	855	(2,296)
Net (decrease) increase in cash and cash equivalents	7,584	1,267
Cash and cash equivalents at beginning of period	132,317	134,453
Cash and cash equivalents at end of period	$139,901	$135,720
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of the Company
Masimo Corporation (the Company) is a global medical technology company that develops, manufactures and markets a variety of noninvasive patient monitoring technologies. The Company’s mission is to improve patient outcomes and reduce cost of care by taking noninvasive monitoring to new sites and applications. The Company’s patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use, reusable or resposable sensors, software and/or cables. The Company primarily sells its products to hospitals, emergency medical service providers, home care providers, physician offices, veterinarians, long term care facilities and consumers through its direct sales force, distributors and original equipment manufacturer (OEM) partners.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The condensed consolidated balance sheet as of January 2, 2016 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (fiscal year 2015), filed with the SEC on February 24, 2016. The results for the three months ended April 2, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016 (fiscal year 2016) or for any other interim period or for any future year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and through January 2, 2016, Cercaccor Laboratories, Inc. (Cercacor), the variable interest entity (VIE) of which the Company was the primary beneficiary. Effective January 3, 2016, the Company discontinued consolidating Cercacor within its consolidated financial statements based on its determination that the Company was no longer the primary beneficiary of Cercacor. All intercompany balances and transactions have been eliminated in consolidation. In accordance with GAAP, current authoritative guidance is applied when determining whether an entity is subject to consolidation.
Fiscal Periods
The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 fiscal year, a 52 week fiscal year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 fiscal week quarters and one 14 fiscal week quarter. The Company’s last 53 week fiscal year was fiscal year 2014. Fiscal year 2016 is a 52 week fiscal year. All references to years in these notes to condensed consolidated financial statements are fiscal years unless otherwise noted.

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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by-contract basis. There were no transfers between Level 1, Level 2 and Level 3 inputs during the three months ended April 2, 2016. The Company carries cash and cash equivalents at cost, which approximates fair value. As of April 2, 2016 and January 2, 2016, the Company did not have any short-term investments.
The following tables represent the Company’s financial assets (in thousands), measured at fair value on a recurring basis:

April 2, 2016	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents
Cash	$89,700	$—	$—	$89,700	$89,700
Level 1:
Bank Time Deposits	50,000	—	—	50,000	50,000
Money Market Funds	201	—	—	201	201
Subtotal	50,201	—	—	50,201	50,201
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
Total assets measured at fair value	$139,901	$—	$—	$139,901	$139,901

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

January 2, 2016	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents
Cash	$57,168	$—	$—	$57,168	$57,168
Level 1:
Bank Time Deposits	55,000	—	—	55,000	55,000
Money Market Funds	20,149	—	—	20,149	20,149
Subtotal	75,149	—	—	75,149	75,149
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
Total assets measured at fair value	$132,317	$—	$—	$132,317	$132,317
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using a standard cost method, which approximates FIFO (first in, first out) and includes material, labor and overhead costs. Inventory reserves are recorded for inventory items that have become excess or obsolete or are no longer used in current production and for inventory items that have a market price less than carrying value in inventory.
Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives as follows:

Useful Lives
Buildings	39 years
Building improvements	7 to 15 years
Leasehold improvements	Lesser of useful life or term of lease
Machinery and equipment	5 to 7 years
Vehicles	5 years
Tooling	3 years
Computer equipment	2 to 6 years
Furniture and office equipment	2 to 6 years
Demonstration units	3 years

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
For the three months ended April 2, 2016 and April 4, 2015, depreciation and amortization expense of property and equipment was $3.3 million and $2.7 million, respectively.
Intangible Assets
The Company’s policy is to renew its patents and trademarks. Total renewal costs for patents and trademarks were $0.2 million and $0.1 million for the three months ended April 2, 2016 and April 4, 2015, respectively. As of April 2, 2016, the weighted-average number of years until the next renewal was one year for patents and five years for trademarks. Costs to renew patents and trademarks are capitalized and amortized over the remaining useful life of the intangible asset. The Company continually evaluates the amortization period and carrying basis of patents and trademarks to determine whether any events or circumstances warrant a revised estimated useful life or reduction in value. Capitalized application costs are charged to operations when it is determined that the patent or trademark will not be obtained or is abandoned.
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
No impairment of goodwill, intangible assets or other long-lived assets was recorded during the three months ended April 2, 2016 and April 4, 2015.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The Company derives the majority of its revenue from four primary sources: (i) direct sales under long-term sensor purchase agreements with end-user hospitals where the Company provides certain monitoring-related equipment, software, installation, training and/or warranty support at no up-front charge in exchange for a multi-year sensor purchase commitment, (ii) other direct sales of noninvasive monitoring solutions to end-user hospitals, emergency medical response organizations and other direct customers; (iii) sales of noninvasive monitoring solutions to distributors who then typically resell to end-user hospitals, emergency medical response organizations and other direct customers, many of which have long-term sensor purchase agreements with the Company; and (iv) sales of integrated circuit boards to OEM customers who incorporate the Company’s embedded software technology into their multi-parameter monitoring devices.
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
Sales under long-term sensor purchase contracts are generally structured such that the Company agrees to provide at no up-front charge certain monitoring-related equipment, software, installation, training and/or warranty support in exchange for the hospital’s agreement to purchase sensors over the term of the agreement, which generally ranges from three to six years. The sensors are essential to the functionality of the monitoring equipment and, therefore, represent a substantive performance obligation. The Company generally does not recognize any revenue when the monitoring-related equipment and software are delivered to the hospitals, but rather recognizes revenue for these delivered elements on a pro-rata basis as the sensors are delivered under the long-term purchase commitment, when installation and training are complete. Accordingly, the cost of the monitoring-related equipment initially placed at the hospitals is deferred and amortized to cost of goods sold over the life of the underlying long-term sensor purchase contract. Some of the Company’s long-term sensor contracts also contain provisions for certain payments to be made directly to the end-user hospital customer at the inception of the arrangement. These payments are generally treated as prepaid discounts that are deferred and amortized on a straight-line basis as contra-revenue over the life of the underlying long-term sensor purchase contract. Many of the Company’s distributors purchase sensor products which they then resell to end-user hospitals that are typically fulfilling their purchase obligations to the Company under such end-user hospital’s long-term sensor purchase commitments. Upon shipment to the distributor, revenue is deferred until the distributor ships the product to the Company’s end-user customers based on an estimate of the inventory held by these distributors at the end of the accounting period.

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
Product Warranty
The Company generally provides a warranty against defects in material and workmanship for a period ranging from six to forty-eight months, depending on the product type. In the case of long-term sales agreements, the Company typically warrants the products for the term of the agreement, which generally ranges from three to six years. In traditional sales activities, including direct and OEM sales, the Company establishes an accrual for the estimated costs of warranty at the time of revenue recognition. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales. In long-term sales agreements, revenue related to extended warranty is recognized over the life of the contract, while the product warranty costs related to the long-term sales agreements are expensed as incurred.
Changes in the product warranty accrual were as follows (in thousands):

	Three Months Ended
	April 2, 2016	April 4, 2015
Warranty accrual, beginning of period	$1,222	$1,416
Accrual for warranties issued	405	339
Changes to pre-existing warranties (including changes in estimates)	(50)	(17)
Settlements made	(290)	(258)
Warranty accrual, end of period	$1,287	$1,480
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
The change in accumulated other comprehensive loss was as follows (in thousands):

Three Months Ended April 2, 2016
Accumulated other comprehensive loss, beginning of period	$(4,739)
Foreign currency translation adjustments	1,399
Accumulated other comprehensive loss, end of period	$(3,340)
Net Income Per Share
Basic net income per share attributable to Masimo Corporation for the three months ended April 2, 2016 and April 4, 2015 is computed by dividing net income attributable to Masimo Corporation stockholders by the weighted-average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation stockholders for the three months ended April 2, 2016 and April 4, 2015 is computed by dividing the net income attributable to Masimo Corporation stockholders by the weighted-average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of restricted share units (RSUs). For the three months ended April 2, 2016 and April 4, 2015, 1.5 million and 3.2 million, respectively, weighted options to purchase shares of common stock were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the three months ended April 2, 2016, certain RSUs were considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events have not occurred and are not considered probable of occurring as of April 2, 2016, 2.7 million weighted average shares related to such RSUs have been excluded from the calculation of potential shares. Based on authoritative accounting guidance, the Company adjusted its net income including noncontrolling interest by the amount of net (income) loss attributable to the noncontrolling interest for the three months ended April 4, 2015 to determine its net income attributable to its stockholders. Since the Company discontinued consolidating Cercacor effective January 3, 2016, a similar adjustment was not required for the three months ended April 2, 2016.
A reconciliation of basic and diluted net income per share attributable to Masimo Corporation stockholders is as follows (in thousands, except per share amounts):

	Three Months Ended
	April 2, 2016	April 4, 2015
Net income attributable to Masimo Corporation stockholders:
Net income including noncontrolling interest	$27,577	$19,822
Net loss attributable to the noncontrolling interest	—	701
Net income attributable to Masimo Corporation stockholders	$27,577	$20,523
Basic net income per share attributable to Masimo Corporation stockholders:
Net income attributable to Masimo Corporation stockholders	$27,577	$20,523
Weighted-average shares outstanding - basic	49,424	52,687
Basic net income per share attributable to Masimo Corporation stockholders	$0.56	$0.39
Diluted net income per share attributable to Masimo Corporation stockholders:
Weighted-average shares outstanding - basic	49,424	52,687
Diluted share equivalent: stock options and RSUs	2,525	1,277
Weighted-average shares outstanding - diluted	51,949	53,964
Diluted net income per share attributable to Masimo Corporation stockholders	$0.53	$0.38

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Three Months Ended
	April 2, 2016	April 4, 2015
Cash paid during the year for:
Interest (net of amounts capitalized)	$1,335	$413
Income taxes	2,303	6,673
Noncash investing and financing activities:
Assets acquired under capital leases	$—	$36
Unpaid purchases of property, plant and equipment	3,600	4,346
Unsettled common stock proceeds from option exercises	896	395
Unsettled stock repurchases	—	6,079
Seasonality
The healthcare business in the United States and overseas is subject to quarterly fluctuations in hospital and other alternative care admissions. Historically, the Company has typically experienced higher product revenues during the traditional “flu season” that often increases hospital and acute care facility admissions in the Company’s first and fourth fiscal quarters. At the same time, the Company has often experienced a sequential decline in product revenues in its second and third fiscal quarters primarily due to the summer vacation season during which the flu season has moderated and people tend to avoid and/or delay elective procedures. Because the Company’s non-sales variable operating expenses often do not fluctuate in the same manner as its quarterly product sales, its quarterly operating income may fluctuate disproportionately to its quarterly revenue.
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The new standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on stock-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of stock-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company early adopted this standard during the three months ended April 2, 2016 resulting in a $1.0 million reduction to the Company’s income tax provision for such period.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02). The amended standard applies to entities in all industries and eliminates the deferral of certain consolidation standards for entities considered to be investment companies, as well as modifies the consolidation analysis performed on certain types of legal entities. ASU 2015-02 is effective for annual and interim fiscal reporting periods beginning after December 15, 2015, and may be applied retrospectively, with early application permitted. The Company adopted this standard during the first quarter of the fiscal year ending December 31, 2016, and its adoption did not have a material impact on the Company’s consolidated financial statements by increasing assets and liabilities.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842): (ASU 2016-02). The new standard requires lessees to recognize most leases on their balance sheets but continue to recognize lease expenses in their income statement in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expense related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. ASU 2016-02 is effective for annual and interim fiscal reporting periods beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the expected impact of this standard on its consolidated financial statements, but anticipates that the required recognition of a lease

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

liability and related right-of-use asset will likely increase both the assets and liabilities recognized and reported on its balance sheet.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (ASU 2014-09). The new standard provides a single, principles-based five-step model to be applied to all contracts with customers while enhancing disclosures about revenue, providing additional guidance for transactions that were not previously addressed comprehensively and improving guidance for multiple-element arrangements. ASU 2014-09 will replace most existing revenue recognition guidance under GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method upon adoption. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which amended ASU 2014-09, providing for a one year deferral period for the implementation of ASU 2014-09. ASU 2014-09 will now be effective for annual and interim periods beginning on or after December 15, 2017. The Company is continuing to evaluate the expected impact of this standard on its consolidated financial statements but anticipates, among other things, that the adoption of such standard will result in the acceleration of certain revenue from product sales to distributors that is currently deferred under the “sell-through” method, as well as the deferral of certain contract-related costs that are currently expensed when incurred.
3. Variable Interest Entity (VIE)
The Company follows authoritative guidance for the consolidation of a VIE, which requires an enterprise to determine whether its variable interest gives it a controlling financial interest in a VIE. Determination about whether an enterprise should consolidate a VIE is required to be evaluated continuously as changes to existing relationships or future transactions may result in consolidating or deconsolidating the VIE.
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
As a result of recent changes in the capital structure of Cercacor, as well as certain of its contractual relationships with the Company, the Company completed a re-evaluation of the authoritative consolidation guidance during the three months ended April 2, 2016 and determined that although Cercacor remains a VIE, the Company is no longer its primary beneficiary as it can no longer be deemed to have the power to direct the activities of Cercacor that most significantly impact Cercacor’s economic performance and can no longer be deemed to have an obligation to absorb Cercacor’s losses pursuant to the Company’s on-going contractual relationships with Cercacor. Based on such determination, the Company has discontinued consolidating Cercacor within its consolidated financial statements effective as of January 3, 2016. However, Cercacor will continue to be a related party following its deconsolidation. The Company recognized a gain of $0.3 million upon such deconsolidation, which has been reported within non-operating income in the condensed consolidated statement of operations. See Note 4 to these condensed consolidated financial statements for a description of the Company’s continuing business relationships with Cercacor.
Cercacor continues to be included within the Company’s condensed consolidated financial statements for all periods prior to January 3, 2016. Accordingly, for periods prior to January 3, 2016, all intercompany royalties, option and license fees and other charges between the Company and Cercacor, as well as all intercompany payables and receivables, have been eliminated in consolidation. However, for periods prior to January 3, 2016, all direct operating expenses that were incurred by the Company and charged to Cercacor, or that were incurred by Cercacor and charged to the Company, have not been eliminated and are included within operating expenses in the Company’s condensed consolidated statements of operations. The consolidating statement of operations for the three months ended April 4, 2015, which reflect the Company, Cercacor and related eliminations (in thousands), is included below:

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

	Three Months Ended
	April 4, 2015
Consolidating Statement of Operations:	Masimo Corp	Percentage of Revenue	Cercacor	Cercacor Elim	Total	Percentage of Revenue
Revenue:
Product	$147,357	95.4%	$—	$—	$147,357	95.4%
Royalty	7,180	4.6	1,375	(1,375)	7,180	4.6
Total revenue	154,537	100.0	1,375	(1,375)	154,537	100.0
Cost of goods sold	52,682	34.1	—	(1,250)	51,432	33.3
Gross profit	101,855	65.9	1,375	(125)	103,105	66.7
Operating expenses:
Selling, general and administrative	60,276	39.0	648	(125)	60,799	39.3
Research and development	13,501	8.7	1,428	—	14,929	9.7
Total operating expenses	73,777	47.7	2,076	(125)	75,728	49.0
Operating income (loss)	28,078	18.2	(701)	—	27,377	17.7
Non-operating income	153	0.1	—	—	153	0.1
Income (loss) before provision for income taxes	28,231	18.3	(701)	—	27,530	17.8
Provision for income taxes	7,708	5.0	—	—	7,708	5.0
Net income (loss) including noncontrolling interest	20,523	13.3	(701)	—	19,822	12.8
Net loss attributable to the noncontrolling interest	—	—	—	701	701	0.5
Net income (loss) attributable to Masimo Corporation stockholders	$20,523	13.3%	$(701)	$701	$20,523	13.3%

4. Related Party Transactions
The Company’s Chairman and Chief Executive Officer is also the Chairman and Chief Executive Officer of Cercacor. The Company is a party to the following agreements with Cercacor:

•
Cross-Licensing Agreement - The Company is party to a Cross Licensing Agreement with Cercacor, (the Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Actual aggregate royalty liabilities to Cercacor under the license were $1.5 million and $1.3 million for the three months ended April 2, 2016 and April 4, 2015, respectively, the latter of which was eliminated in consolidation. Pursuant to the terms of the Cross Licensing Agreement, the Company also had sales of certain integrated circuit boards to Cercacor of less than $0.1 million for the three months ended April 2, 2016. There were no similar sales during the three months ended April 4, 2015.

•
Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were less than $0.1 million for each of the three months ended April 2, 2016 and April 4, 2015.

•
Consulting Services Agreement - The Company is also a party to a consulting services agreement (Consulting Agreement) with Cercacor that governs certain engineering consulting and clinical studies support services that Cercacor may provide to the Company from time-to-time. Expenses incurred by the Company related to this Consulting Agreement were less than $0.1 million for the three months ended April 2, 2016 and approximately $0.1 million for the three months ended April 4, 2015.

Net amounts due from (due to) Cercacor at April 2, 2016 and January 2, 2016 were approximately $0.1 million and $(1.1) million, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The Company’s Chief Executive Officer is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. The Company’s Chief Financial Officer is also a Director of the Masimo Foundation.
The Company’s Chief Executive Officer is the Chairman of both the Patient Safety Movement Foundation (PSMF), a non-profit organization that was founded in 2013 to work with hospitals, medical technology companies and patient advocates to unite the healthcare ecosystem and eliminate the more than 200,000 U.S. preventable hospital deaths that occur every year by 2020, and the Patient Safety Movement Coalition (PSMC), a not-for-profit social welfare organization that was founded in 2013 to promote patient safety legislation. The Company’s Chief Financial Officer serves as the Treasurer and Secretary of PSMF, as well as the Secretary of PSMC.
The Company’s Chief Executive Officer serves on the board of directors of Atheer Labs, which is working with the Company on the development of next generation Root® applications, as well as on the boards of directors of Children’s Hospital of Orange County and CHOC Children’s at Mission Hospital, two non-profit hospitals devoted exclusively to caring for children, both of which are also customers of the Company.
5. Inventories
Inventories consist of the following (in thousands):

	April 2, 2016	January 2, 2016
Raw materials	$29,128	$25,781
Work-in-process	4,617	4,337
Finished goods	28,760	31,920
Total inventories	$62,505	$62,038
6. Other Current Assets
Other current assets consist of the following (in thousands):

	April 2, 2016	January 2, 2016
Prepaid expenses	$8,764	$9,930
Royalties receivable	7,200	7,200
Employee loans and advances	330	320
Due from related party	47	—
Other current assets	3,422	3,973
Total other current assets	$19,763	$21,423

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

7. Property and Equipment
Property and equipment, net, consists of the following (in thousands):

	April 2, 2016	January 2, 2016
Building and building improvements	$85,296	$78,877
Machinery and equipment	42,361	42,460
Land	23,737	23,738
Computer equipment	14,608	15,023
Tooling	12,893	13,079
Leasehold improvements	7,299	7,734
Furniture and office equipment	8,939	8,885
Demonstration units	984	973
Vehicles	45	45
Construction-in-progress	1,903	7,124
Total property and equipment	198,065	197,938
Accumulated depreciation and amortization	(64,803)	(65,472)
Property and equipment, net	$133,262	$132,466
During the quarter ended April 2, 2016, the Company completed construction on certain additional renovations to its new corporate headquarters and research and development facility in Irvine, California, resulting in the reclassification of approximately $6.2 million from construction-in-progress to building and improvements. Approximately $0.3 million of the remaining construction-in-progress relates to purchase and renovation costs for the corporate headquarters and research and development facility. Approximately $3.7 million of construction costs related to this facility are included in accounts payable as of April 2, 2016.
The gross value of furniture and office equipment under capital lease obligations was $0.4 million as of both April 2, 2016 and January 2, 2016, with accumulated depreciation of $0.3 million as of both April 2, 2016 and January 2, 2016.
8. Intangible Assets
Intangible assets, net, consist of the following (in thousands):

	April 2, 2016	January 2, 2016
Patents	$18,633	$21,619
Customer relationships	7,669	7,669
Licenses(1)	7,500	—
Acquired technology	5,580	5,580
Trademarks	3,704	3,944
Capitalized software development costs	2,539	2,539
Other	2,535	2,541
Total intangible assets	48,160	43,892
Accumulated amortization	(19,334)	(16,336)
Intangible assets, net	$28,826	$27,556

(1)
As a result of the deconsolidation of our prior VIE, Cercacor, $7.5 million of licenses that were previously eliminated in consolidation are now included as part of the Company’s intangible assets at April 2, 2016.

Total amortization expense for the three months ended April 2, 2016 and April 4, 2015 was $0.9 million and $1.2 million, respectively. All of these intangible assets have a 10 year weighted average amortization period.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Estimated amortization expense for future fiscal years is as follows (in thousands):

Fiscal year	Amount
2016 (balance of year)	$4,125
2017	3,865
2018	3,656
2019	3,272
2020	3,019
Thereafter	10,889
Total	$28,826
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	April 2, 2016	January 2, 2016
Accrued customer rebates, fees and reimbursements	$13,424	$11,857
Accrued arbitration award	5,391	5,391
Accrued legal fees	4,885	5,785
Accrued taxes	3,022	5,263
Accrued warranty	1,287	1,222
Accrued donations	532	5,612
Accrued stock repurchases	—	4,815
Accrued other	6,603	4,277
Total accrued liabilities	$35,144	$44,222
10. Long Term Debt
Long term debt consists of the following (in thousands):

	April 2, 2016	January 2, 2016
Revolving line of credit	$225,000	$185,000
Long term portion of capital lease obligations acquisition	3	71
Total long term debt	$225,003	$185,071
In January 2016, the Company entered into an Amended and Restated Credit Agreement (Restated Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, Bank of America, N.A., as Syndication Agent and a Lender, Citibank, N.A., as Documentation Agent and a Lender, and various other Lenders (collectively, the Lenders). The Restated Credit Facility amends and restates the previous credit agreement and provides for up to $450.0 million in borrowings in multiple currencies, with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity to up to $550.0 million in the future. The Restated Credit Facility also provides for a sublimit of up to $50.0 million for the issuance of letters of credit and a sublimit of $125.0 million in specified foreign currencies. All unpaid principal under the Restated Credit Facility will become due and payable on January 8, 2021.
Borrowings under the Restated Credit Facility will be deemed, at the Company’s election, either: (i) an Alternate Base Rate (ABR) Loan, which bears interest at the ABR plus a spread (ABR Spread) based upon a Company leverage ratio, or (ii) a Eurodollar Loan, which bears interest at the Adjusted LIBO Rate (as defined below) plus a spread (Eurodollar Spread) based upon a Company leverage ratio. The ABR Spread is 0.125% to 1.00% and the Eurodollar Spread is 1.125% to 2.0%. Subject to certain conditions, the Company may also request swingline loans from time to time (Swingline Loans) that bear interest similar to an ABR Loan.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
Pursuant to the terms of the Restated Credit Facility, the Company is subject to certain covenants, including financial covenants related to a leverage ratio and an interest charge coverage ratio, and other customary negative covenants. The Company’s obligations under the Restated Credit Facility are secured by substantially all of the Company’s personal property, including certain equity interests in U.S. domestic and first-tier foreign subsidiaries.
As of April 2, 2016, the Restated Credit Facility had outstanding Eurodollar Loan draws totaling $225.0 million at an effective interest rate of 1.7181%, and the Company was in compliance with all covenants under the Restated Credit Facility.
11. Other Liabilities, Long-Term
Other long-term liabilities consist of the following (in thousands):

	April 2, 2016	January 2, 2016
Unrecognized tax benefit	$7,741	$7,747
Deferred tax liability, long-term	193	194
Other	394	80
Total other liabilities, long-term	$8,328	$8,021
The unrecognized tax benefit relates to the Company’s long-term portion of tax liability. Authoritative guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. See Note 15 to these condensed consolidated financial statements for further details.
12. Equity
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Stock Repurchase Programs
In September 2015, the Board authorized a stock repurchase program, whereby the Company may purchase up to 5.0 million shares of its common stock over a period of up to three years (2015 Repurchase Program). The 2015 Repurchase Program may be carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. The total remaining shares authorized for repurchase under the 2015 Repurchase Program approximated 3.3 million shares as of April 2, 2016. The Company expects to fund the 2015 Repurchase Program through its available cash, future cash from operations, funds available under the Restated Credit Facility or other potential sources of capital.
The following table provides a summary of the Company’s stock repurchase activities during the three months ended April 2, 2016 and April 4, 2015 (in thousands, except per share amounts):

	Three Months Ended
	April 2, 2016	April 4, 2015
Shares repurchased	1,096	250
Average cost per share	$39.13	$32.89
Value of shares repurchased	$42,884	$8,233
13. Stock-Based Compensation
Stock-Based Award Activity
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s stock option plans are as follows (in thousands, except for exercise prices):

	Three Months Ended April 2, 2016
	Shares	Average Exercise Price
Options outstanding, beginning of period	9,202	$25.46
Granted	1,101	37.87
Canceled	(32)	24.72
Exercised	(199)	17.29
Options outstanding, end of period	10,072	$26.98
Options exercisable, end of period	5,870	$25.10
The number of RSUs issued and outstanding under all of the Company’s stock option plans are as follows (in thousands, except for grant date fair value amounts):

Three Months Ended April 2, 2016
	Units	Weighted Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,703	$41.45
Granted	—	—
Canceled	—	—
Expired	—	—
Vested	—	—
RSUs outstanding, end of period	2,703	$41.45
Approximately 2.7 million of the total RSUs outstanding were awarded to the Company’s Chairman and Chief Executive Officer in connection with the previous amendment and restatement of his employment agreement (see “Employment and Severance Agreements” in Note 14 to these condensed consolidated financial statements for further details).

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

At April 2, 2016, an aggregate of 17.2 million shares of common stock were reserved for future issuance under the 2007 Plan and prior equity incentive plans, of which 4.4 million shares were available for future grant under the 2007 Plan.
Valuation of Stock-Based Award Activity
The fair value of each RSU award is determined based on the closing price of the Company’s common stock on the grant date.
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended
	April 2, 2016	April 4, 2015
Risk-free interest rate	1.3% to 1.9%	1.3% to 1.8%
Expected term (in years)	5.7	5.5
Estimated volatility	34.6% to 35.7%	33.5% to 37.4%
Expected dividends	0%	0%
Weighted-average fair value of options granted	$13.13	$10.35
The total stock-based compensation expense for the three months ended April 2, 2016 and April 4, 2015 was $3.0 million and $2.9 million, respectively.
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of April 2, 2016 was $156.1 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of April 2, 2016 was $101.9 million. The aggregate intrinsic value of options exercised during the three months ended April 2, 2016 was $4.4 million.
The unrecognized stock-based compensation expense related to unvested options granted after January 1, 2006 was $32.3 million as of April 2, 2016. The weighted-average remaining contractual term of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of April 2, 2016 was 3.5 years. The weighted-average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of April 2, 2016 was 4.0 years.
14. Commitments and Contingencies
Leases
The Company leases certain facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through May 2026. Certain facility leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight-line method based on total lease payments. The Company has received leasehold improvement incentives in connection with certain leased facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of each of April 2, 2016 and January 2, 2016, rent expense accrued in excess of the amount paid aggregated $0.2 million, which is classified as other liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company leases automobiles in the U.S. and Europe that are classified as operating leases and expire at various dates through March 2020. The majority of these leases are non-cancellable. The Company also has outstanding capital leases for office equipment and computer equipment, all of which are non-cancellable.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Future minimum lease payments under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands) (including interest):

	As of April 2, 2016
	Operating Leases	Capital Leases	Total
2016 (balance of year)	$3,374	$7	$3,381
2017	4,393	75	4,468
2018	4,486	—	4,486
2019	3,726	—	3,726
2020	2,036	—	2,036
Thereafter	58,105	—	58,105
Total	$76,120	$82	$76,202
In January 2016, the Company entered into the Third Amendment to Lease with The Irvine Company LLC (Third Amendment) relating to the rental of space in a building located in Irvine, California. Pursuant to the terms of the Third Amendment, the Company’s current lease of certain premises will be terminated in exchange for the Company’s leasing of approximately 70,700 square feet of space in another building in Irvine, California, located near the Company’s new corporate headquarters (New Premises). The Third Amendment also extends the term of the original lease to the end of the month in which the ten-year anniversary of the date of commencement (Commencement Date) of the lease for the New Premises occurs. The Commencement Date will occur following the completion of certain improvements to the New Premises, which the Company currently expects to be no later than November 2016.
Rental expense related to operating leases was $1.2 million and $1.5 million for the three months ended April 2, 2016 and April 4, 2015, respectively. Included in the future capital lease payments as of April 2, 2016 is interest aggregating less than $0.1 million.
Employee Retirement Savings Plan
The Company maintains a 401(k) plan, the Masimo Retirement Savings Plan (the Plan), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the Plan on a discretionary basis. For each of the three month periods ended April 2, 2016 and April 4, 2015, the Company contributed $0.5 million to the Plan.
Employment and Severance Agreements
On November 4, 2015, the Company entered into an Amended and Restated Employment Agreement with Joe Kiani, the Company’s Chairman and Chief Executive Officer (the Restated Employment Agreement). The Restated Employment Agreement, among other things, eliminates the tax gross-up payments, “single trigger” change in control payments and certain survival provisions, as well as phases out the fixed annual stock option grants guaranteed to Mr. Kiani under his previous employment agreement. Pursuant to the terms of the Restated Employment Agreement, upon a “Qualifying Termination” (as defined in the Restated Employment Agreement, including a change in control), Mr. Kiani will be entitled to receive a cash severance benefit equal to two times the sum of his then-current base salary and the average annual bonus paid to Mr. Kiani during the immediately preceding three years. In addition, upon a Qualifying Termination prior to 2018, Mr. Kiani will receive 2.7 million shares of common stock (subject to adjustment for recapitalizations, stock splits, stock dividends and the like) upon the vesting of certain RSUs granted to Mr. Kiani in connection with the Restated Employment Agreement, and an additional cash payment of $35.0 million related to a Non-Competition and Confidentiality Agreement between Mr. Kiani and the Company (collectively, the Special Payment). For any Qualifying Termination occurring on or after January 1, 2018, the number of shares to be issued to Mr. Kiani pursuant to the RSUs and the cash payment will each be reduced by 10% of the original amount each year so that after December 31, 2026, no Special Payment will be due to Mr. Kiani upon a Qualifying Termination. As of April 2, 2016, the expense related to the Special Payment that would be recognized in the Company’s condensed consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement approximated $149.7 million.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

As of April 2, 2016, the Company had severance plan participation agreements with seven other executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $54.1 million of purchase commitments as of April 2, 2016, which are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of April 2, 2016, the Company had approximately $0.5 million in unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of April 2, 2016, the Company has not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash deposits in time deposits and money market accounts with major financial institutions. As of April 2, 2016, the Company had $89.7 million of bank balances, of which $3.0 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations. As of April 2, 2016, the Company had $0.2 million in money market funds and $50.0 million of bank time deposits that are not guaranteed by the U.S. Federal government.
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
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended April 2, 2016 and April 4, 2015, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $91.9 million and $86.3 million, respectively.
For the three months ended April 2, 2016, the Company had sales through two just-in-time distributors, which represented 16.0% and 11.2% of total revenue, respectively. For the three months ended April 4, 2015, the Company had sales through the same two just-in-time distributors, which represented 14.0% and 13.0% of total revenue, respectively. As of April 2, 2016, three just-in-time distributors represented 7.8%, 7.9% and 6.2% of the Company’s accounts receivable balance, respectively. As of January 2, 2016, two of the same just-in-time distributors represented 5.5% and 5.3% of the Company’s accounts receivable balance, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

For the three months ended April 2, 2016 and April 4, 2015, the Company recorded $7.9 million and $7.2 million, respectively, in royalty revenues from Medtronic pursuant to the original settlement agreement and amendments. In exchange for these royalty payments, the Company has provided Medtronic the ability to ship its patent infringing product with a covenant not to sue Medtronic as long as Medtronic abides by the terms of the agreement. The current royalty rate is 7.75% and the amended agreement can be terminated by Medtronic upon 60 days written notice.
Litigation
On February 3, 2009, the Company filed a patent infringement suit in the U.S. District Court for the District of Delaware against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH (collectively, Philips) related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. On June 15, 2009, Philips answered the Company’s complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against the Company, as well as counterclaims seeking declaratory judgments of invalidity of the patents asserted by the Company against Philips. On July 9, 2009, the Company filed its answer denying Philips’ counterclaims and asserting various defenses. The Company also asserted counterclaims against Philips for fraud and intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against the Company. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. In addition, the Company asserted additional patents in 2012, and the Court ordered that these patents and some of the originally asserted patents be tried in a second phase. On May 23, 2014, Philips filed a motion for leave to amend its answer and counterclaims to allege inequitable conduct. The Court granted Philips’ motion for leave to amend. A jury trial commenced on September 15, 2014 with respect to two of the Company’s patents and one of Philips’ patents. On October 1, 2014, the jury determined that both of the Company’s patents were valid and that the damages amount for Philips’ infringement was $466.8 million. The jury also determined that the Company did not infringe the Philips patent. Philips has indicated that it intends to appeal the damages award once a final judgment has been rendered in the case. On September 18, 2015, the Court set a schedule for the trials related to Masimo’s second phase patents against Philips and Philips’ antitrust counterclaims and patent misuse defense, with both trials scheduled to take place in the first quarter of 2017. On November 16, 2015, the Company asserted three antitrust claims against Philips. On December 9, 2015, the Court dismissed with prejudice Philips’ sole remaining patent infringement claim against the Company. On January 4, 2016, the Court granted Philips’ motion to strike the Company’s antitrust counterclaims, ruling that the Company must bring these claims in a separate litigation. On March 4, 2016, the Company filed an additional case against Philips alleging antitrust violations and patent infringement in the District of Delaware. The Company believes that it has good and substantial defenses to the remaining antitrust claims asserted by Philips. The Company is unable to determine whether any loss will occur or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q. Furthermore, there is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.
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
In September 2011, two of the same former sales representatives filed employment-related claims against the Company in arbitration also stemming from their allegations regarding the Company’s noninvasive hemoglobin products. On January 16, 2014, the Company was notified that the arbitrator awarded the plaintiffs approximately $5.4 million in damages (the Arbitration Award). The Company challenged the Arbitration Award in the U.S. District Court for the Central District of California, and on April 3, 2014, the District Court vacated the award. The former sales representatives appealed the District Court’s decision, and the appeal argument was held in the Ninth Circuit Court of Appeals on February 1, 2016. On February 19, 2016, the Ninth Circuit Court of Appeals reversed the decision of the District Court vacating the award, and remanded the case to the District Court with instructions to confirm the Arbitration Award. On March 23, 2016, the District Court entered final judgment confirming the Arbitration Award, and on April 8, 2016 the Company remitted $6.2 million to the plaintiffs in full payment of the Arbitration Award and related interest. On April 22, 2016, the Company filed a notice of appeal.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
On October 21, 2015, Medtronic plc (Medtronic) filed three separate inter partes review petitions (IPR Petitions) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (PTO), challenging several of the claims of the Company’s U.S. Patent Nos. 7,496,393 (the ‘393 Patent), titled “Signal processing apparatus”, which expires in September 2016, and 8,560,034 (the ‘034 Patent), also titled “Signal processing apparatus”, which expires in October 2018. On April 27, 2016, the PTAB denied Medtronic’s IPR Petitions with respect to the ‘034 Patent. On April 28, 2016, the PTAB granted Medtronic’s IPR Petition for review of certain claims of the ’393 Patent, and denied Medtronic’s IPR Petition for review of other claims of the ’393 Patent. The Company intends to defend the claims of the ’393 Patent for which review was granted. Although the Company believes it has good and substantial positions for the patentability review and trial of ‘393 Patent, there is no guarantee that the Company will prevail.
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
15. Segment Information and Enterprise Reporting
The Company’s chief decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region, for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single reporting segment, specifically noninvasive patient monitoring solutions and related products. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income including noncontrolling interest. In addition, the Company’s assets are primarily located in the U.S. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues and long lived assets.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended
	April 2, 2016		April 4, 2015
Geographic area by destination
United States	$113,505	69.5%	$107,276	72.8%
Europe, Middle East and Africa	31,970	19.6	24,061	16.3
Asia and Australia	13,582	8.3	11,818	8.0
North and South America (excluding the United States)	4,233	2.6	4,202	2.9
Total product revenue	$163,290	100.0%	$147,357	100.0%
The Company’s consolidated long-lived assets and net assets by geographic area are:

	Three Months Ended
	April 2, 2016		January 2, 2016
Long-lived assets by geographic area
United States	$206,385	96.6%	$203,553	96.8%
International	7,338	3.4	6,770	3.2
Total	$213,723	100.0%	$210,323	100.0%
16. Income Taxes
The Company has provided for income taxes in fiscal 2016 interim periods based on the estimated effective income tax rate for the complete fiscal year. The income tax provision is computed on the estimated pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. Deferred tax assets and liabilities are determined based on the future tax consequences associated with temporary differences between income and expenses reported for accounting and tax purposes. A valuation allowance for deferred tax assets is recorded to the extent that the Company cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.
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
As of April 2, 2016, the liability for income taxes associated with uncertain tax positions was approximately $8.7 million. If fully recognized, approximately $7.3 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
The Company conducts business in multiple jurisdictions and, as a result, one or more of the Company’s subsidiaries files income tax returns in U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters through fiscal year 2011. The Company’s 2012 income tax return is currently under examination by the U.S. Internal Revenue Service. All material state, local and foreign income tax matters have been concluded through fiscal year 2008. The Company does not believe that the results of any tax authority examination would have a significant impact on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to our stock repurchase program; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” the negative versions of these terms and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission (SEC) filings, including our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, which we filed with the SEC on February 24, 2016. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.
Executive Overview
We are a global medical technology company that develops, manufactures and markets a variety of noninvasive monitoring technologies. We provide our products directly and through distributors and original equipment manufacturers (OEM) partners to hospitals, emergency medical service providers, physician offices, veterinarians, long-term care facilities and consumers. Our mission is to improve patient outcomes and reduce the cost of care by taking noninvasive monitoring to new sites and applications™. We were incorporated in California in May 1989 and reincorporated in Delaware in May 1996.
Our core business is Measure-through-Motion and Low-Perfusion™ pulse oximetry monitoring, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry. Our product offerings have expanded significantly over the years to also include monitoring blood constituents with an optical signature, optical organ oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring, exhaled gas monitoring, patient monitoring with connectivity platforms, bedside and portable patient monitors and wearable wireless patent monitors. We have also developed a remote patient surveillance monitoring system, which currently allows up to 200 patients to be monitored simultaneously and remotely through a PC-based viewing station or by care providers through their pagers, voice-over-IP phones or smartphones.
Masimo SET® was designed to overcome the primary limitations of conventional pulse oximetry by maintaining accuracy in the presence of motion artifact, low perfusion and weak signal-to-noise situations. Pulse oximetry is the noninvasive measurement of the oxygen saturation level of arterial blood, which delivers oxygen to the body’s tissues, and pulse rate. Pulse oximetry is one of the most common measurements taken inside and outside of hospitals around the world. We believe that Masimo SET® is trusted by clinicians to safely monitor approximately 100 million patients each year. Masimo SET® pulse oximetry has been shown by more than 100 independent studies and thousands of clinical evaluations during patient motion and low-perfusion conditions to provide more accurate measurements than other non-Masimo pulse oximeters, as well as to significantly reduce false alarms (specificity) and accurately detect true alarms (sensitivity) that can indicate a deteriorating patient condition. The use of Masimo SET® pulse oximetry has also been shown to improve patient outcomes by helping clinicians reduce retinopathy of prematurity in neonates, screen newborns for critical congenital heart disease, reduce ventilator weaning time and arterial blood gas measurements in the intensive care unit (ICU), and save lives and costs while reducing rapid response activations and ICU transfers on the general floor.
Our rainbow SET™ platform leverages Masimo SET® technology and incorporates licensed rainbow® technology to enable real-time monitoring of additional noninvasive measurements. Our rainbow SET™ platform includes our rainbow SET™ Pulse CO-Oximetry products, which we believe are the first devices cleared by the U.S. Food and Drug Administration (FDA) to noninvasively and continuously monitor multiple blood-based measurements using multiple wavelengths of light, which previously was only possible through intermittent invasive procedures. In addition to monitoring oxygen saturation (SpO2), pulse rate (PR), perfusion index (PI), Pleth Variability Index (PVI®) and Respiration Rate (RRa™), rainbow SET™ Pulse CO-Oximetry has the ability to provide noninvasive monitoring of total hemoglobin (SpHb®), carboxyhemoglobin (SpCO®) and methemoglobin (SpMet®), as well as the calculation of Oxygen Content (SpOC™). The rainbow SET™ platform also allows for monitoring of arterial oxygen saturation, even under the presence of carboxyhemoglobin and methemoglobin, known as fractional arterial oxygen saturation (SpfO2™), Respiration Rate from the Pleth (RRp™) and Oxygen Reserve Index™ (ORI™). Although SpfO2™, RRp™ and ORI™ have received the CE Mark, they are not currently available for sale in the U.S.
Following the introduction of our rainbow SET™ platform, we have continued to expand our technology offerings by introducing additional noninvasive measurements and technologies to create new market opportunities in both the hospital and non-hospital care settings. These offerings include:

•
SedLine® - Brain function monitoring is most commonly used during surgery to help clinicians monitor sedation under anesthesia. SedLine® brain function monitoring technology measures the brain’s electrical activity by detecting electroencephalogram (EEG) signals. Brain function monitors display the patient’s EEG waveforms, but these are difficult for clinicians to interpret, so the EEG signals are processed and displayed as a single number called Patient State Index (PSI), which gives a continuous indication of the patient’s depth of sedation. Our SedLine® brain function monitoring technology can now be delivered through the Masimo Open Connect™ (MOC-9™) connectivity port within our Root® patient monitoring and connectivity platform, which integrates our rainbow® and SET® measurements with multiple additional parameters, such as SedLine®. In addition, our SedLine® brain function monitoring technology also displays raw EEG waveforms, the PSI trend and the Density Spectral Array view to allow clinicians to compare EEG power in both sides of the brain over time to facilitate the detection of asymmetrical activity.

•
Capnography and Gas Monitoring - Our portfolio of capnography and gas monitoring products include external “plug-in-and-measure” capnography and gas analyzers, integrated modules and handheld capnograph and capnometer devices. These products have the ability to measure multiple expired gases, such as carbon dioxide (CO2), nitrous oxide (N2O), oxygen (O2) and other anesthetic agents. In the case of capnography, respiration rate is also calculated from the CO2 waveform. These measurements are possible through either mainstream monitoring, which samples gases from a ventilated patient’s breathing circuit, or sidestream monitoring, which samples gases from a breathing circuit in mechanically ventilated patients or through a cannula or mask in spontaneously breathing patients.

•
O3™ - Regional oximetry monitoring, also known as tissue oximetry and cerebral oximetry monitoring, uses near-infrared spectroscopy to provide for continuous measurement of tissue oxygen saturation (rSO2) to help detect regional hypoxemia that pulse oximetry alone can miss. In addition, our Root® patient monitor and O3™ sensors can automate the differential analysis of regional to central oxygen saturation. O3™ monitoring involves applying O3™ regional oximetry sensors to the forehead and connecting our O3™ Masimo Open Connect™ (MOC-9™) module to any Root® monitor through one of its three MOC-9™ ports. O3™ regional oximetry is currently intended for use in subjects larger than 40 kg (approximately 88 lbs) and has received the CE Mark, but is not currently available for sale in the U.S.

•
rainbow Acoustic Monitoring® (RAM™) - Our sound-based monitoring technology enables noninvasive monitoring of respiration rate (RRa®). Compared to traditional capnography, which monitors exhaled carbon dioxide (CO2), most often through a nasal cannula, multiple clinical studies have shown that the noninvasive measurement of RRa® provides as good or better accuracy to monitor respiration rate and detect respiratory pause episodes, defined as a cessation of breathing for 30 seconds or more. When used with other clinical variables, RRa® may help clinicians assess respiratory depression and respiratory distress earlier and more often to help determine treatment options and potentially enable earlier interventions.

•
Root® - This powerful patient monitoring and connectivity platform integrates our breakthrough rainbow® and SET® measurements with multiple additional specialty measurements through its MOC-9™ connectivity ports in an integrated, clinician-centric platform. The first three Masimo MOC-9™ technologies for Root® were SedLine® brain function monitoring, Phasein™ capnography and O3™ regional oximetry. In addition, Iris™ connectivity in Root® enables third party devices such as intravenous pumps and ventilators to connect through Root® and enables display, notification and documentation to the electronic medical record (EMR) through our Patient SafetyNet™ solution. In combination with a Radical-7® handheld monitor, Root® will display alarm information, thereby simplifying patient care workflows and potentially helping caregivers make quicker patient assessments. Root® can also be connected with monitoring devices from other medical device companies that develop their own MOC-9™ compatible modules. For example, our Root® connectivity and patient monitoring platform with noninvasive blood pressure from SunTech Medical® enables clinicians to measure arterial blood pressure for adult, pediatric and neonatal patients with three distinct measurement modes: spot-check, automatic interval and stat interval. The temperature module from Welch Allyn® can measure the temperature of adult, pediatric and neonatal patients.

In March 2016, we announced Iris Gateway™, a server-based software solution for integrating medical device data. The Iris™ ports on our Root® patient monitor allow other medical devices (such as infusion pumps, ventilators, patient monitors and “smart” beds) to connect to Iris Gateway™ via Root®. Iris™ Gateway can provide a timely and cost-effective solution for the integration of medical device data by connecting to existing medical devices and performing the required translations to move the data from the devices into EMRs. Iris Gateway™ can be deployed on a remote server farm or as a server appliance in the hospital.

•
Patient SafetyNet™ - Our patient surveillance, remote monitoring and clinician notification solution allows for monitoring of the oxygen saturation, pulse rate, perfusion index, hemoglobin, methemoglobin and respiration rate of up to 200 patients simultaneously. Patient SafetyNet™ offers a rich user interface with trending, real-time waveform capability at the central station and remote notification via pager or smart phone. Patient SafetyNet™ also features the Adaptive Connectivity Engine™, which enables two-way, Health Level 7 (HL7) based connectivity to clinical/hospital information systems. The Adaptive Connectivity Engine™ significantly reduces the time and complexity to integrate and validate custom HL7 implementations and demonstrates our commitment to innovation that automates patient care with open, scalable and standards-based connectivity architecture.

The Patient SafetyNet Series 5000™, together with Iris™ Connectivity and MyView™ through the Root® patient monitoring and connectivity platform, offers a new level of interoperability designed to enhance clinician workflows and reduce the cost of care, from operating rooms to medical-surgical units. Patient SafetyNet Series™ 5000™ with Iris™ enables Root®  to accept data from all devices connected to the patient, thereby acting as an in-room patient monitor and connectivity hub. Alarms and alerts for all devices are seamlessly forwarded to the patient’s clinician and all device data are effortlessly documented in the patient’s EMR. The patient-centric user interface of the Patient SafetyNet™ Series 5000™ displays near real-time data from all devices, providing a single unified dashboard of patient information. To simplify documentation of patient data, Root® enables clinicians to easily verify and send patient vitals, as well as all connected medical device information data, to the EMR directly from Root®. Data can also be sent to the EMR periodically. An interface between the Patient SafetyNet Series 5000™ and the hospital admission, discharge and transfer (ADT) system allows clinicians to receive ADT information on Root® for positive patient identification at the bedside. Clinicians can also manually enter additional data on the Root® device, including temperature, blood pressure, level of consciousness, pain score and urine output.
In March 2016, we introduced SafetyNet Surveillance™, a software option for our Patient SafetyNet™ solution that provides real-time video images of a patient’s room, including the patient with connected monitoring devices, adding existing communication technology to central monitoring. Two-way audio is available to allow the caregiver to listen to and communicate with the patient. The system utilizes the existing hospital information technology network and can provide viewing of images in the same care area.

•
MightySat™ - Our fingertip pulse oximeter provides oxygen saturation and pulse rate measurements and is designed for those who want accurate measurements even under challenging conditions such as movement and low perfusion. MightySat™ provides SpO2, PR, RRp™, PVI® and PI measurements in a compact, battery-powered design with a large color screen that can be rotated for real-time display of the pleth waveform as well as measurements. Its Bluetooth® wireless functionality enables measurement display via the free, downloadable Masimo Personal Health app on iOS and Android mobile devices, as well as the ability to trend and communicate measurements and interface with the Apple Health app. MightySat™ is also available with optional PVI®, a measure of the dynamic changes in the perfusion index that occur during one or more complete respiratory cycles. MightySat™ is available through online retailers such as Amazon.com. In the U.S., MightySat™ is intended for general health and wellness use and is not intended for medical use. However, MightySat™ Rx, the medical version of the product with optional Bluetooth®, received 510(k) clearance in late 2015. MightySat™ Rx with the RRp™ measurement is not currently available for sale in the U.S.

•
MyView™ - This wireless, presence-detection system enables clinicians to automatically display customized clinical profiles on our devices, such as Root®, Radical-7® and the Patient SafetyNet™ View Station. When a clinician approaches the device, a clinician-worn MyView™ badge signals the device to display a preselected set of parameters and waveforms tailored to the individual clinician’s preferences. MyView™ gives clinicians the ability to receive and review medical device information in a manner that is most conducive to optimizing their workflow, while the presence mapping data collected by all the Masimo devices can provide information on how clinicians spend time with their patients. This provides nursing leadership and management with the opportunity to examine analytical data on patient and clinician interactions to optimize workflows across the unit, hospital or hospital system.

Since inception, our mission has been to develop noninvasive monitoring solutions that improve patient outcomes and reduce the cost of patient care®. We intend to continue to grow our business and improve our market position by pursuing the following strategies:

(1)	continue to expand our market share in pulse oximetry;

(2)	expand the pulse oximetry market to other patient care settings;

(3)	expand the use of rainbow® technology in hospital settings;

(4)	expand the use of rainbow® technology in non-hospital settings;

(5)	expand the use of Root® in hospital settings;

(6)
utilize our customer base and OEM relationships to market our rainbow SET™ products incorporating our licensed rainbow® technology, as well as our other non-invasive specialty products including O3™, SedLine® and capnography monitoring; and

(7)	continue to innovate and maintain our technology leadership position.
Our solutions and related products are based upon our Masimo SET®, rainbow® and other proprietary algorithms. This software-based technology is incorporated into a variety of product platforms depending on our customers’ specifications. Our technology is supported by a substantial intellectual property portfolio that we have built through internal development and, to a lesser extent, acquisitions and license agreements. In addition, we have exclusively licensed certain rainbow® technology from Cercacor Laboratories, Inc. (Cercacor) and have the right to incorporate such rainbow® technology into products that are intended for use by professional caregivers, including, but not limited to, hospital caregivers and alternate care facility caregivers.
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
As a result of recent changes in the capital structure of Cercacor, as well as certain of its contractual relationships with us, we completed a re-evaluation of the authoritative consolidation guidance during the three months ended April 2, 2016 and determined that although Cercacor remains a VIE, we are no longer its primary beneficiary. Based on such determination, we have discontinued consolidating Cercacor within our consolidated financial statements effective as of January 3, 2016. However, Cercacor continues to be consolidated within our condensed consolidated financial information for all periods prior to January 3, 2016. See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Stock Repurchase Program
In September 2015, our board of directors (Board) authorized a stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. As of April 2, 2016, approximately 3.3 million shares remained authorized for repurchase under this program.
Our stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. For additional information regarding our current stock repurchase program, see Note 12 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended
	April 2, 2016	Percentage of Revenue	April 4, 2015	Percentage of Revenue
Revenue:
Product	$163,290	95.4%	$147,357	95.4%
Royalty	7,877	4.6	7,180	4.6
Total revenue	171,167	100.0	154,537	100.0
Cost of goods sold	56,954	33.3	51,432	33.3
Gross profit	114,213	66.7	103,105	66.7
Operating expenses:
Selling, general and administrative	62,511	36.5	60,799	39.3
Research and development	14,365	8.4	14,929	9.7
Total operating expenses	76,876	44.9	75,728	49.0
Operating income	37,337	21.8	27,377	17.7
Non-operating income	498	0.3	153	0.1
Income before provision for income taxes	37,835	22.1	27,530	17.8
Provision for income taxes	10,258	6.0	7,708	5.0
Net income including noncontrolling interest	27,577	16.1	19,822	12.8
Net loss attributable to the noncontrolling interest(1)	—	—	701	0.5
Net income attributable to Masimo Corporation stockholders	$27,577	16.1%	$20,523	13.3%

(1)
Effective January 3, 2016, we determined that we are no longer the primary beneficiary of Cercacor, and, therefore, we discontinued consolidating Cercacor in our consolidated financial information. Pursuant to authoritative accounting guidance, all periods prior to January 3, 2016 continue to include Cercacor in our consolidated financial information. See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Comparison of the Three Months ended April 2, 2016 to the Three Months ended April 4, 2015
Revenue. Total revenue increased $16.6 million, or 10.8%, to $171.2 million for the three months ended April 2, 2016 from $154.5 million for the three months ended April 4, 2015. The following chart details our total product revenues by the geographic area to which the products were shipped for each of the three month periods ended April 2, 2016 and April 4, 2015 (dollars in thousands):

	Three Months Ended
	April 2, 2016		April 4, 2015		Increase/ (Decrease)	Percentage Change

United States	$113,505	69.5%	$107,276	72.8%	6,229	5.8%
Europe, Middle East and Africa	31,970	19.6	24,061	16.3	7,909	32.9
Asia and Australia	13,582	8.3	11,818	8.0	1,764	14.9
North and South America (excluding United States)	4,233	2.6	4,202	2.9	31	0.7
Total Product Revenue	$163,290	100.0%	$147,357	100.0%	$15,933	10.8%
Royalty	7,877		7,180		697
Total Revenue	$171,167		$154,537		$16,630

Product revenue increased $15.9 million, or 10.8%, to $163.3 million for the three months ended April 2, 2016 from $147.4 million for the three months ended April 4, 2015. This increase was primarily due to higher sales of consumable products. This increase in product revenue was partially offset by the impact of approximately $1.4 million related to unfavorable movements in foreign exchange rates from the prior year period that reduced the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies, primarily in Europe. We estimate that our installed base of circuit boards and pulse oximeters increased to 1,438,000 units at April 2, 2016 as compared to 1,340,000 units at April 4, 2015.
Product revenue generated through our direct and distribution sales channels increased $15.9 million, or 12.7%, to $140.9 million for the three months ended April 2, 2016, compared to $125.1 million for the three months ended April 4, 2015. Revenues from our OEM channel were unchanged at $22.3 million for the three months ended April 2, 2016 as compared to the three months ended April 4, 2015. Total rainbow® product revenue increased by $4.8 million, or 39.2%, to $16.9 million for the three months ended April 2, 2016, compared to $12.2 million for the three months ended April 4, 2015.
Royalty revenue consists of amounts received from Medtronic plc (Medtronic, formerly Covidien) related to its U.S. sales pursuant to the terms of our amended settlement agreement. Based on the terms of such agreement, Medtronic has the right to stop paying us royalties, subject to certain notice requirements. In addition, on October 21, 2015, Medtronic filed three separate inter partes review petitions (IPR Petitions) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office, challenging several of the claims of two U.S. patents titled “Signal processing apparatus” that are owned by us. On April 27, 2016, the PTAB denied the IPR Petitions with respect to one patent. On April 28, 2016, the PTAB granted the IPR Petition for review of certain claims of the other patent while denying the IPR Petition for review of other claims with respect to such patent. We intend to defend the claims of the patent for which review was granted. See Note 14 to the condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 and “Medtronic may seek to avoid paying any royalties to us, which would significantly reduce our royalty revenues and adversely affect our business, financial condition and results of operations” under Part II, Item 1A - Risk Factors, in this Quarterly Report on Form 10-Q for additional information.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the three months ended April 2, 2016 and April 4, 2015 was as follows (dollars in thousands):

	Three Months Ended
	April 2, 2016	Gross Profit Percentage	April 4, 2015	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product Gross Profit	$106,336	65.1%	$95,925	65.1%	$10,411	10.9%
Royalty Gross Profit	7,877	100.0	7,180	100.0	697	9.7
Total Gross Profit	$114,213	66.7%	$103,105	66.7%	$11,108	10.8%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $5.5 million for the three months ended April 2, 2016, compared to the three months ended April 4, 2015, primarily due to the increase in our product revenues and the impact of approximately $1.5 million of Cercacor royalty expense that is no longer eliminated in consolidation. Product gross margins were unchanged at 65.1% for the three months ended April 2, 2016 as compared to the three months ended April 4, 2015, primarily due to the impact of the non-elimination of such Cercacor royalty expense for the three months ended April 2, 2016. We incurred $1.3 million in Cercacor royalty expenses for the three months ended April 4, 2015 that was eliminated in our condensed consolidated financial statements for such period. Had such royalty expenses not been eliminated in consolidation, product gross profit margin would have been 64.2% for the three months ended April 4, 2015, compared to our reported product gross profit margin of 65.1% for the three months ended April 2, 2016. This increase in product gross margin resulted primarily from our continued cost reduction efforts, as well as from differences in our product sales mix. See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of Cercacor.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs, medical device taxes and other corporate expenses. Selling, general and administrative expenses for the three months ended April 2, 2016 and April 4, 2015 were as follows (dollars in thousands):

Selling, General and Administrative
Three Months Ended April 2, 2016	Percentage of Net Revenues	Three Months Ended April 4, 2015	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$62,511	36.5%	$60,799	39.3%	$1,712	2.8%
Selling, general and administrative expenses increased $1.7 million, or 2.8%, for the three months ended April 2, 2016 compared to the three months ended April 4, 2015. This increase was primarily attributable to higher payroll related costs of approximately $3.1 million, higher marketing related fees of approximately $1.5 million and higher travel related costs of approximately $0.7 million, which were partially offset by a decrease of approximately $1.8 million in medical device excise tax as a result of the two year moratorium signed into law on December 18, 2015 under the Consolidated Appropriations Act, and lower legal and professional fees of approximately $1.0 million. Also offsetting these increases was the current period deconsolidation of Cercacor, which resulted in the exclusion of approximately $0.6 million of Cercacor’s selling, general and administration expenses from our consolidated results of operations for the three months ended April 2, 2016, as compared to the inclusion of approximately $0.7 million of Cercacor’s selling, general and administration expenses in our consolidated results of operations for the three months ended April 4, 2015. (See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of Cercacor.) Stock-based compensation expense of approximately $2.2 million and $2.0 million was included in selling, general and administrative expenses for the three months ended April 2, 2016 and April 4, 2015, respectively.
Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended April 2, 2016 and April 4, 2015 were as follows (dollars in thousands):

Research and Development
Three Months Ended April 2, 2016	Percentage of Net Revenues	Three Months Ended April 4, 2015	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$14,365	8.4%	$14,929	9.7%	$(564)	(3.8)%
Research and development expenses decreased $0.6 million for the three months ended April 2, 2016 compared to the three months ended April 4, 2015, primarily due to the current period deconsolidation of Cercacor, which resulted in the exclusion of approximately $1.3 million of Cercacor’s research and development expenses from our consolidated results of operations for the three months ended April 2, 2016, as compared to the inclusion of approximately $1.4 million of Cercacor’s research and development expenses in our consolidated results of operations for the three months ended April 4, 2015. (See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of Cercacor.) Also contributing to the decrease in research and development expenses were lower project related supply costs of approximately $0.9 million during the three months ended April 2, 2016. Offsetting these decreases during the three months ended April 2, 2016 were higher payroll related costs of $0.9 million and higher occupancy related costs of $0.5 million. Included in research and development expenses was approximately $0.7 million of stock-based compensation expense for each of the three month periods ended April 2, 2016 and April 4, 2015.
Non-operating income. Non-operating income consists primarily of interest income, interest expense and foreign exchange losses. Non-operating income for the three months ended April 2, 2016 and April 4, 2015 was as follows (dollars in thousands):

Non-operating Income (Expense)
Three Months Ended April 2, 2016	Percentage of Net Revenues	Three Months Ended April 4, 2015	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$498	0.3%	$153	0.1%	$345	225.5%
Non-operating income increased by $0.3 million for the three months ended April 2, 2016 compared to the three months ended April 4, 2015. Non-operating income for the three months ended April 2, 2016 consisted of $0.7 million of interest expense offset by $0.9 million of net realized and unrealized gains on foreign currency denominated transactions resulting primarily from the weakening of the U.S. Dollar against the Japanese Yen, Euro and Canadian Dollar, which were negatively impacted by losses due to the weakening of the U.S. Dollar against the Swedish Krona, and a $0.3 million gain resulting from our deconsolidation of Cercacor. See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the deconsolidation of Cercacor.

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
Provision for Income Taxes. Our provision for income taxes for the three months ended April 2, 2016 and April 4, 2015 was as follows (dollars in thousands):

Provision for Income Taxes
Three Months Ended April 2, 2016	Percentage of Net Revenues	Three Months Ended April 4, 2015	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$10,258	6.0%	$7,708	5.0%	$2,550	33.1%
Our provision for income taxes was $10.3 million, or an effective tax rate of 27.1%, for the three months ended April 2, 2016, compared to $7.7 million, or an effective tax rate of 28.0%, for the three months ended April 4, 2015. The lower effective tax rate for the three months ended April 2, 2016 is primarily due to a discrete tax benefit of $1.0 million during the three months ended April 2, 2016 related to excess tax benefits realized for stock-based compensation, pursuant to our adoption of Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). No similar tax benefit was recognized in our provision for income taxes during the three months ended April 4, 2015. (See Note 2 to the condensed consolidated financial statements under the caption “Recently Adopted Accounting Pronouncements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our adoption of ASU 2016-09.) Partially offsetting this tax benefit was an increase on our effective tax rate resulting from differences in our expected fiscal 2016 geographic composition of our pre-tax income as compared to our expected fiscal 2015 geographic composition as of April 4, 2015.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, funds expected to be generated from operations and funds available under our revolving credit agreement. At April 2, 2016, we had approximately $197.8 million in working capital and approximately $139.9 million in cash and cash equivalents as compared to approximately $166.5 million in working capital and approximately $132.3 million in cash and cash equivalents at January 2, 2016. We carry cash equivalents at cost that approximates fair value. We currently do not maintain an investment portfolio but have the ability to invest in various security holdings, types and maturities that meet credit quality standards in accordance with our investment guidelines.
As of April 2, 2016, we had cash totaling $81.2 million held outside of the U.S., of which approximately $13.6 million was accessible without additional tax cost and approximately $67.5 million was accessible at an incremental estimated tax cost of approximately $20.4 million. In managing our day-to-day liquidity and capital structure, we do not rely on foreign earnings as a source of funds. We currently have sufficient funds on-hand and available under our line of credit to fund our domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes with respect to any such repatriation.
On January 8, 2016, we entered into an Amended and Restated Credit Agreement (Restated Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, Bank of America, N.A., as Syndication Agent and a Lender, Citibank, N.A., as Documentation Agent and a Lender, and various other Lenders (collectively, the Lenders). The Restated Credit Facility amends and restates the Amended Credit Agreement and provides for up to $450.0 million in borrowings in multiple currencies, with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity to up to $550.0 million in the future. The Restated Credit Facility also provides for a sublimit of up to $50.0 million for the issuance of letters of credit and a sublimit of $125.0 million in specified foreign currencies. All unpaid principal under the Restated Credit Facility will become due and payable on January 8, 2021. See Note 10 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the three months ended April 2, 2016, we received $7.9 million from Medtronic for royalties related to its U.S. sales pursuant to the terms of our amended settlement agreement. Based on the terms of such agreement, Medtronic has the right to stop paying us royalties, subject to certain notice requirements. In addition, on October 21, 2015, Medtronic filed three separate inter partes review petitions (IPR Petitions) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office, challenging several of the claims of two U.S. patents titled “Signal processing apparatus” that are owned by us. On April 27, 2016, the PTAB denied the IPR Petitions with respect to one patent. On April 28, 2016, the PTAB granted the IPR Petition for review of certain claims of the other patent while denying the IPR Petition for review of other claims with respect to such patent. We intend to defend the claims of the patent for which review was granted. See Note 14 to the condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 and “Medtronic may seek to avoid paying any royalties to us, which would significantly reduce our royalty revenues and adversely affect our business, financial condition and results of operations” under Part II, Item 1A - Risk Factors, in this Quarterly Report on Form 10-Q for additional information.
Cash Flows
The following table summarizes our cash flows (in thousands):

	Three Months Ended
	April 2, 2016	April 4, 2015
Net cash provided by (used in):
Operating activities	$18,803	$19,126
Investing activities	(6,860)	(17,955)
Financing activities	(5,214)	2,392
Effect of foreign currency exchange rates on cash	855	(2,296)
(Decrease) increase in cash and cash equivalents	$7,584	$1,267
Operating Activities. Cash provided by operating activities was $18.8 million in the three months ended April 2, 2016, arising primarily from net income of $27.6 million, non-cash activity for depreciation and amortization of $4.1 million, stock-based compensation of $3.0 million and deferred income taxes of $2.7 million. In addition, deferred revenue and income taxes payable increased by $5.4 million and $4.5 million, respectively. These sources of cash were primarily offset by other changes in operating assets and liabilities related to a decrease in accrued compensation of $12.6 million and a decrease in accrued liabilities of $4.2 million, both due to the timing of related payments, and an increase in accounts receivable of $12.3 million due to the timing of collections.
Cash provided by operating activities was $19.1 million for the three months ended April 4, 2015, arising primarily from net income of $19.8 million, non-cash activity for depreciation and amortization of $3.8 million and stock-based compensation of $2.9 million. In addition, deferred revenue and accrued liabilities increased by $1.9 million and $7.2 million, respectively, and accounts receivable decreased by $2.8 million due to the timing of collections. These sources of cash were primarily offset by other changes in operating assets and liabilities related to an increase in other assets of $6.4 million primarily due to an increase in prepaid discounts, a decrease in accounts payable of $3.1 million related to the timing of payments and a decrease in accrued compensation of $10.8 million due to the payment of fiscal year 2014 annual bonuses.
Investing Activities. Cash used in investing activities for the three months ended April 2, 2016 was $6.9 million, consisting primarily of $5.3 million for purchases of property and equipment, $0.8 million of intangible assets related to capitalized patent and trademark costs and $0.8 million related to the deconsolidation of Cercacor. See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of Cercacor.
Cash used in investing activities for the three months ended April 4, 2015 was $18.0 million, consisting of $17.2 million for purchases of property and equipment and $0.7 million for the increase in intangible assets related to capitalized patent and trademark costs.
Financing Activities. Cash used in financing activities for the three months ended April 2, 2016 was $5.2 million, primarily resulting from common stock repurchase transactions during the quarter totaling $47.7 million, offset by net borrowings under our Restated Credit Facility of $40.0 million and proceeds from the issuance of common stock (upon exercise of options) totaling $2.6 million.
Cash provided by financing activities for the three months ended April 4, 2015 was $2.4 million, primarily due to proceeds from the issuance of common stock (upon exercise of options) totaling $4.6 million, offset by common stock repurchase transactions that settled during the quarter totaling $2.2 million.
Capital Resources and Prospective Capital Requirements
As of April 2, 2016, we had $225.0 million in outstanding loan draws under our Restated Credit Facility, leaving available borrowing capacity of $225.0 million. We also had outstanding capital lease obligations of $0.1 million related primarily to office and computer equipment. We had no other debt obligations and are in compliance with all bank covenants.

In September 2015, the Board authorized a stock repurchase program for the repurchase of up to 5.0 million shares of our common stock over a period of up to three years. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions.  As of April 2, 2016, approximately 3.3 million shares remain authorized for repurchase under this stock repurchase program. For additional information regarding our stock repurchase program, see Note 12 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We expect to fund our future operating, investing and financing activities through our available cash, future cash from operations, funds available under our Restated Credit Facility and other potential sources of capital. In addition to funding our normal working capital requirements, we anticipate additional capital purchases related to renovating our new corporate headquarters. We also anticipate that we will continue to repurchase stock under our authorized stock repurchase program subject to the availability of our stock, general market conditions, the trading price of our stock, available capital, alternative uses for capital and our financial performance. Possible additional uses of cash may include the acquisition of technologies or technology companies. The amount and timing of our actual investing activities will vary significantly depending on numerous factors, including the timing and amount of costs related to the renovation of our new corporate headquarters facility and other capital expenditures, costs of product development efforts, stock repurchase activity and costs related to our domestic and international regulatory requirements. Despite these investment requirements, we anticipate that our existing cash and cash equivalents, as well as amounts available under the Restated Credit Facility, will be sufficient to meet our working capital requirements, capital expenditures and other operational funding needs for at least the next 12 months.
Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we engaged in these relationships. As of April 2, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of net revenues, expenses, assets and liabilities. We regularly evaluate our estimates and assumptions related to our critical accounting policies, including revenue recognition and deferred revenue, inventory and related reserves for excess or obsolete inventory, allowance for doubtful accounts, stock-based compensation, goodwill, deferred taxes and related valuation allowances, uncertain tax positions, tax contingencies, litigation costs and loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. Changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact on our condensed consolidated financial statements and future results of operations may be material. For a description of our critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the SEC on February 24, 2016. There have been no material changes to any of our critical accounting policies during the three months ended April 2, 2016.
Recent Accounting Pronouncements
See Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recently issued or adopted accounting standards.
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

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuations in interest expense is limited to interest associated with our outstanding capital lease arrangements, which have fixed interest rates, and any borrowings under our Restated Credit Facility and any amendments thereto. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at April 2, 2016. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.
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
Our primary foreign currency exchange rate exposures are with the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound, Mexican Peso and Australian Dollar, against the U.S. Dollar. Foreign currency exchange rates have experienced significant movements recently, particularly when compared to the same prior year period, and such volatility may continue in the future. Specifically, during the three months ended April 2, 2016, we estimate that changes in the exchange rates of the U.S. Dollar relative primarily to the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound and Australian Dollar, negatively impacted our revenues by $1.4 million when compared to foreign exchange rates from the prior year period. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of a 10% change in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
There has been no change in our internal control over financial reporting during the quarter ended April 2, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 14 to the condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
Before you decide to invest or maintain an interest in our common stock, you should consider carefully the risks described below, which have been updated since the filing of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the Securities and Exchange Commission (SEC) on February 24, 2016, together with the other information contained in this Quarterly Report on Form 10-Q, and any recent Current Reports on Form 8-K. We believe the risks described below are the risks that are material to us as of the date of this Quarterly Report on Form 10-Q. Other risks and uncertainties, including those not presently known to us or that we do not currently consider material, may also impair our business operations. If any of the following risks comes to fruition, our business, financial condition, results of operations and growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment or interest.
Risk factors marked with an asterisk (*) below include a substantive change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the SEC on February 24, 2016.
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
Non-vital signs measurements consist of body fluid constituents other than vital signs measurements, including, but not limited to, carbon monoxide, methemoglobin, blood glucose, hemoglobin and bilirubin. Under the Cross-Licensing Agreement, we are only permitted to sell devices utilizing Masimo SET® for the monitoring of non-vital signs parameters in markets where the product is intended to be used by a professional medical caregiver, including, but not limited to, hospital caregivers and alternate care facility caregivers, rather than by a patient or pharmacist, which we refer to as the Masimo Market. Accordingly, our ability to commercialize new products, new or improved technologies and additional applications for Masimo SET® is limited. In particular, our inability to expand beyond the Masimo Market may limit our ability to maintain or increase our revenue and impair our growth.
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
Pursuant to our settlement agreement with Medtronic plc (Medtronic, formerly Covidien Ltd.), we earn royalties on Medtronic’s total U.S. based pulse oximetry sales. For the three months ended April 2, 2016 and April 4, 2015, our royalties from the Medtronic settlement agreement totaled approximately $7.9 million and $7.2 million, respectively. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share.
On January 28, 2011, we entered into a second amendment to the settlement agreement, which became effective on March 15, 2011. Pursuant to the second amendment, in exchange for a specified royalty payment, we agreed not to sue Medtronic for its current pulse oximetry products, but not for any other technologies that Medtronic may add. On October 21, 2015, Medtronic filed three separate inter partes (IPR) review petitions (the IPR Petitions) with the Patent Trial and Appeal Board (the PTAB) of the U.S. Patent and Trademark Office (PTO), challenging several of the claims of our U.S. Patent Nos. 7,496,393 (the ‘393 Patent), titled “Signal processing apparatus”, which expires in September 2016, and 8,560,034 (the ‘034 Patent), also titled “Signal processing apparatus”, which expires in October 2018. On April 27, 2016, the PTAB denied Medtronic’s IPR Petitions with respect to the ‘034 Patent. On April 28, 2016, the PTAB granted Medtronic’s IPR Petition for review of certain claims of the ’393 Patent, and denied Medtronic’s IPR Petition for review of other claims of the ’393 Patent. We intend to defend the claims of the ’393 Patent for which review was granted. (See Note 14 to our accompanying consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the IPR Petitions.) Although we believe that we have good and substantial positions for the patentability review and trial of ‘393 Patent, there is no guarantee that we will prevail. Furthermore, Medtronic has the right to stop paying royalties to us, subject to certain notice requirements, under our existing settlement agreement with them. If Medtronic ceases paying royalties to us under the settlement agreement, our revenue, gross margins, operating income and earnings per share would be materially and adversely affected.
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

These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. For the three months ended April 2, 2016 and April 4, 2015, shipments of our pulse oximetry products to customers that are members of GPOs represented approximately $91.9 million and $86.3 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
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
Our customers are facing growing levels of uncertainties, including variations in overall hospital census for paying patients and the impact of such census variations on hospital budgets. In addition, although not yet fully understood, the impact of the Patient Protection and Affordable Care Act may force hospitals to reevaluate their entire cost structure, including the amount of capital they allocate to medical device technologies and products. Such developments could have a significant negative impact on our OEM customers who, due to their traditionally larger capital equipment sales model, could see declines in purchases from their hospital customers. This, in turn, could reduce our board sales to our OEM customers. In addition, certain of our products, including our rainbow® measurements such as carbon monoxide, methemoglobin and hemoglobin, that are sold with upfront license fees and more complex and expensive sensors could also be impacted by hospital budget reductions.

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
We have a concentration of OEM, distribution and direct customers. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results. Also, we cannot provide any assurance that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. For the three months ended April 2, 2016 and April 4, 2015, we had sales through two just-in-time distributors, which in total represented approximately 27.2% and 26.7% of our total revenue, respectively. Some of our just-in-time distributors have been demanding higher fees, which we may be forced to pay in order to continue to offer products to our customers or which may force us to distribute our products directly to our customers. The loss of any large customer or distributor, or an increase in distributor fees, could have a material adverse effect on our business, financial condition and results of operations.
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
We expect to continue to carry out strategic initiatives and investments that we believe are necessary to grow our revenues and expand our business, both in the U.S. and abroad. For example, since 2013, we have made investments in additional sales force resources whose primary focus is to work with hospitals to identify new opportunities for certain noninvasive measurement technologies. Although we believe strategic initiatives and investments, including our investment in the new worldwide blood management sales force, are, and will continue to be, in the long-term best interests of Masimo and our stockholders, there are no assurances that such initiatives and investments will yield favorable results for us. Accordingly, if these initiatives and investments are not viewed favorably by our customers, our business, financial condition and results of operations could be adversely affected.
Risks Related to Our Intellectual Property
*If the patents we own or license, or our other intellectual property rights, do not adequately protect our technologies, we may lose market share to our competitors and be unable to operate our business profitably.
Our success depends significantly on our ability to protect our rights to the technologies used in our products, including Masimo SET® and licensed rainbow® technology. We rely on patent protection, trade secrets and a combination of copyright and trademark laws, as well as nondisclosure, confidentiality and other contractual arrangements, to protect our technology and rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. In addition, we cannot be assured that any of our pending patent applications will result in the issuance of a patent to us. The PTO may deny or require a significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO.
As part of the Leahy-Smith America Invents Act (the Leahy-Smith Act), which was enacted in 2011, the PTO has introduced procedures that provide additional administrative pathways for third parties to challenge issued patents. IPR is one of these procedures. The number of IPR challenges filed is increasing, and in many cases, the PTO is canceling or significantly narrowing issued patent claims. Accordingly, even if a patent is granted by the PTO, there is a risk that it may not withstand an IPR challenge. IPR challenges could increase the uncertainties and costs associated with the maintenance, enforcement and defense of our issued and future patents and could have a material adverse effect on our business, financial condition and results of operations. In addition, recent case law has increased uncertainty regarding the availability of patent protection for certain technologies and the costs associated with obtaining patent protection for those technologies.
On October 21, 2015, Medtronic filed three separate IPR Petitions with the PTAB challenging several of the claims of our ‘393 Patent, which expires in September 2016, and our ‘034 Patent, which expires in October 2018. On April 27, 2016, the PTAB denied Medtronic’s IPR Petitions with respect to the ‘034 Patent. On April 28, 2016, the PTAB granted Medtronic’s IPR Petition for review of certain claims of the ’393 Patent, and denied Medtronic’s IPR Petition for review of other claims of the ’393 Patent. We intend to defend the claims of the ’393 Patent for which review was granted. (See Note 14 to our accompanying consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the IPR Petitions.) Although we believe that we have good and substantial positions for the patentability review and trial of ‘393 Patent, there is no guarantee that we will prevail.
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
In February 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH (collectively, Philips) related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. This suit is described in Note 14 to our accompanying consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Philips is an OEM partner of ours. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.
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
Each medical device that we wish to market in the U.S. generally must first undergo premarket review by the FDA and receive clearance or approval pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA) by receiving clearance of a 510(k) pre-market notification, receiving clearance through the de novo review process, or obtaining approval of a pre-market approval (PMA) application. Even if regulatory clearance or approval of a product is granted, the FDA may clear or approve our products only for limited indications for use, which would limit our ability to market the product to only such indications for use. We cannot guarantee that the FDA will grant 510(k) clearance on a timely basis, if at all, for new products or uses that we propose for Masimo SET® or licensed rainbow® technology. The traditional FDA 510(k) clearance process for our products has generally taken between three to six months. However, our more recent experience and interactions with the FDA, along with information we have received from other medical device manufacturers, suggests that, in some cases, the FDA is requiring applicants to provide much more or different information and data for 510(k) clearance than it had previously required; and that the FDA may not rely on approaches that it had previously accepted to support 510(k) clearance, thereby leading to more review cycles or to decisions by the FDA that our products are not substantially equivalent or require greater amounts of information to demonstrate substantial equivalence. As a result, we have experienced lengthier FDA 510(k) review periods over the past few years, which have delayed the 510(k) clearance process for our products during this period as compared to prior periods.
In connection with an FDA 510(k) filing for certain improvements to our Pronto-7® product, the FDA expressed concerns and requested additional information regarding the methods we used to validate the SpHb® parameter. We responded to the FDA’s request for additional information on March 25, 2014. The FDA responded that the remaining issues would not likely be resolved in the time remaining, so we voluntarily withdrew the application on March 31, 2014. We have since had further submissions and meetings with the FDA and believe we have a better understanding of the FDA’s expectations on validation methodologies for future 510(k) filings for SpHb spot-check devices such as Pronto® and Pronto-7®. We intend to work with the FDA to address their remaining concerns, but we cannot be sure we will be able to resolve all such concerns.
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
In 2013, the FDA inspected our facility in Irvine, California and issued an FDA Form 483 listing observations the investigator believed may constitute violations of statutes or regulations administered by the FDA, including observations relating to complaint handling, medical device reporting and corrective and preventative action (CAPA) procedures. In 2014, the FDA also inspected our facility in Mexicali, Mexico and issued a Form 483 listing observations relating to our CAPA procedures, documentation practices associated with our device history records and procedures for employee training. We submitted responses to both Form 483s. In August 2014, we received from the FDA a final inspection report closing out the Mexicali inspection and a warning letter (the Warning Letter) related to the Irvine inspection. We submitted a response (the Response Letter) to the Warning Letter on September 5, 2014 and attended a regulatory meeting with the FDA on September 19, 2014. At the meeting, in addition to discussing our Response Letter, the FDA raised issues beyond the scope of the Warning Letter in the areas of Good Manufacturing Practices, quality, bioresearch monitoring and labeling/promotion. We have been in communication with the FDA since the meeting and are working to resolve the issues raised by the FDA. Although the FDA has yet to close out the Warning Letter, the FDA resumed issuing certificates to foreign governments (CFGs) for products manufactured in our Irvine, California facility in January 2016, which allows us to continue to register and import products into certain countries that require CFGs. We do not know what further actions, if any, the FDA will take in connection with these issues. If we are unable to resolve the issues raised by the FDA, our business, financial condition and results of operations could be adversely affected.
In December 2014, the California Department of Public Health, Food and Drug Branch (Food and Drug Branch) conducted an inspection of our facility in Irvine, California, and issued a Notice of Violation listing observations relating to complaint handling and CAPA procedures that the investigator believed may constitute violations of California statutes or regulations. We responded to the Notice of Violation in January 2015 and have completed various actions to address and resolve the issues raised by the Food and Drug Branch. The Food and Drug Branch did not respond to our communications from January 2015. We do not know what further actions, if any, the Food and Drug Branch will take in connection with these issues.
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
We have made modifications to our devices in the past and we may make additional modifications in the future. Any modifications to an FDA-cleared device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a de novo review or PMA. We may not be able to obtain such clearances or approvals in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would have an adverse effect on our business, financial condition and results of operations. The standards for determining which modifications require a new 510(k) clearance are ambiguous, and the FDA may disagree with our conclusions. For those modifications that we conclude do not require a new 510(k), if the FDA disagrees with our conclusion and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices, which could have an adverse effect on our business, financial condition and results of operations.
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
Changes in the health care industry in the U.S. and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business. In 2010, President Obama signed health care reform legislation into law that required most individuals to have health insurance, established new regulations on health plans, created insurance pooling mechanisms and reduced Medicare spending on services provided by hospitals and other providers. Beginning on January 1, 2013, this legislation also imposed significant new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, as well as related compliance and reporting obligations. Although President Obama signed into law a bill that included a two-year suspension of the medical device tax beginning January 1, 2016, such tax may be reimposed on medical device makers beginning on January 1, 2018 if such suspension is not extended or the medical device tax is not permanently repealed.
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
Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that, as of April 2, 2016, a number of our stockholders, including certain of our directors and executive officers, continue to own shares of Cercacor stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.
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
Under the Cross-Licensing Agreement, a change in control includes the resignation or termination of Joe Kiani from his position as Chief Executive Officer of either Masimo or Cercacor. A change in control also includes other customary events, such as the sale or merger of Masimo or Cercacor to a non-affiliated third-party or the acquisition of 50% or more of the voting power of Masimo or Cercacor by a non-affiliated third-party. In the event we undergo a change in control, we are required to immediately pay a $2.5 million fee to exercise an option to license technology developed by Cercacor for use in blood glucose monitoring. Additionally, our per product royalties payable to Cercacor will become subject to specified minimums, and the minimum aggregate annual royalties for licensed rainbow® measurements payable to Cercacor related to carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and blood glucose will increase to $15.0 million, plus up to $2.0 million for other rainbow® measurements. Also, if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark following a change in control, all rights to the “Masimo” trademark will automatically be assigned to Cercacor. This could delay or discourage transactions involving an actual or potential change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over our then-current trading price. In addition, our requirement to assign all future improvements for non-vital signs to Cercacor could impede a change in control of our company.
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. See “Critical Accounting Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, which we filed with the SEC on February 24, 2016.
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
We derive a portion of our net sales from international operations. For the three months ended April 2, 2016 and April 4, 2015, approximately 30.5% and 27.2%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipping of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we could be exposed to potentially significant penalties if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.
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
We market our products in certain foreign markets through our subsidiaries and other international distributors. The related sales agreements may provide for payments in a foreign currency. While a majority of our sales are transacted in U.S. Dollars, some of our sales agreements with foreign customers provide for payment in currencies other than the U.S. Dollar. These foreign currency revenues, when converted into U.S. Dollars, can vary depending on average exchange rates during a respective period. Specifically, during the three months ended April 2, 2016, we estimate that the strengthening of the U.S. Dollar, relative to the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound and Australian Dollar, negatively impacted our foreign currency revenues by $1.4 million. Similarly, certain of our foreign sales support subsidiaries transact business in their respective country’s local currency, which is also their functional currency. As a result, expenses of these foreign subsidiaries when converted into U.S. Dollars can vary depending on average monthly exchange rates during a respective period. We are also exposed to foreign currency gains or losses on outstanding foreign currency denominated receivables and payables. When converted to U.S. Dollars, these receivables and payables can vary depending on the monthly exchange rates at the end of the period. In addition, certain intercompany transactions may give rise to realized and unrealized foreign currency gains or losses based on the currency underlying such intercompany transactions. Accordingly, our operating results are subject to fluctuations in foreign currency exchange rates.
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
The manufacture and sale of products using Masimo SET® and licensed rainbow® technology expose us to product liability claims and product recalls, including, but not limited to, those that may arise from unauthorized off-label use, which is use of a device in a manner outside the indications for use cleared by the FDA, malfunctions, design flaws or manufacturing defects related to our products or the use of our products with incompatible components or systems. For example, on April 21, 2014, an amended putative class action complaint was filed against us alleging product liability and negligence claims in connection with pulse oximeters that we modified and provided at the request of the study investigators for use in a randomized trial at the University of Alabama. On August 13, 2015, the Court granted summary judgment in favor of Masimo, rejecting the plaintiffs’ claims. The plaintiffs have appealed the Court’s decision. While we believe we have good and substantial defenses to the claims, there is no guarantee that we will ultimately prevail. In addition, we cannot be certain that our product liability insurance will be sufficient to cover any or all damages or claims asserted in this case or any other product liability claims that may be brought against us in the future. Furthermore, we may not be able to obtain or maintain insurance in the future at satisfactory rates or in adequate amounts to protect us against any product liability claims. Any losses that we may suffer from product liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our technology and products, together with the corresponding diversion of the attention of our key employees, may subject us to significant damages and could adversely affect our business, financial condition and results of operations.
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
*Our Amended and Restated Credit Agreement contains certain covenants and restrictions that may limit our flexibility in operating our business.
Our Amended and Restated Credit Agreement dated January 8, 2016 (Restated Credit Facility), with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, Bank of America, N.A., as Syndication Agent and a Lender, Citibank, N.A., as Documentation Agent and a Lender, and various other Lenders (collectively, the Lenders), contains various affirmative covenants and restrictions that limit our ability to engage in specified types of transactions, including:

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
In addition, under our Restated Credit Facility, we are required to satisfy and maintain specified financial ratios and other affirmative covenants. Our ability to meet those financial ratios and affirmative covenants could be affected by events beyond our control and, therefore, we cannot be assured that we will be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under the Restated Credit Facility. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under our Restated Credit Facility immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. As of April 2, 2016, we had $225.0 million outstanding under the Restated Credit Facility and were in compliance with all applicable covenants.
Risks Related to Our Stock
*Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From January 4, 2016 to April 2, 2016, our closing stock price ranged from $35.12 to $42.47 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
In addition to the other risk factors previously discussed above, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:

•	actual or anticipated fluctuations in our operating results or future prospects;

•	our announcements or our competitors’ announcements of new products;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by us or our competitors, such as acquisitions or restructuring;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in our growth rates or our competitors’ growth rates;

•	developments regarding our patents or proprietary rights or those of our competitors;

•	ongoing legal proceedings;

•	our inability to raise additional capital as needed;

•	concerns or allegations as to the safety or efficacy of our products;

•	changes in financial markets or general economic conditions, including the effects of recession or slow economic growth in the U.S. and abroad;

•	sales of stock by us or members of our management team, our board of directors (Board) or certain institutional stockholders; and

•	changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally.
*Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.
As of April 2, 2016, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 16.0% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and Board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

*You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options, vesting of outstanding restricted stock units (RSUs) or the grant of future equity awards by us.
As of April 2, 2016, approximately 17.2 million shares of our common stock were reserved for future issuance under our two equity incentive plans, approximately 10.1 million of which were subject to options outstanding as of that date at a weighted-average exercise price of $26.98 per share and approximately 2.7 million of which were subject to outstanding RSUs. To the extent outstanding options are exercised or outstanding RSUs vest, our existing stockholders may incur dilution. We rely on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.
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
Our Board may from time to time declare, and we may pay, dividends on our outstanding shares in the manner and upon the terms and conditions provided by law. However, we may elect to retain all future earnings for the operation and expansion of our business, rather than paying cash dividends on our stock. Any payment of cash dividends on our stock will be at the discretion of our Board and will depend upon our results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by our Board. In addition, under certain circumstances, our Restated Credit Facility may limit or restrict our ability to pay cash dividends. In the event our Board declares any dividends, there is no assurance with respect to the amount, timing or frequency of any such dividends.

In September 2015, our Board authorized a stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. As of April 2, 2016, approximately 3.3 million shares remained available for repurchase under this program. Any repurchase of our common stock will be at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. In addition, under certain circumstances, our Restated Credit Facility may limit or restrict our ability to repurchase our stock. In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our Board may modify or amend our stock repurchase program at any time at its discretion without stockholder approval.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
Stock repurchases during each fiscal month of the quarter ended April 2, 2016 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 3, 2016 to January 30, 2016	397,042	$38.65	397,042	4,000,000
January 31, 2016 to February 27, 2016	—	—	—	4,000,000
February 28, 2016 to April 2, 2016	698,785	39.41	698,785	3,301,215
Total	1,095,827	$39.13	1,095,827	3,301,215

(1)
In September 2015, our board of directors authorized a stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. The stock repurchase program, which was announced by the Company in a press release dated November 5, 2015, may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. As of April 2, 2016, 3.3 million shares remained authorized for repurchase under this program.

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

MASIMO CORPORATION

Date: May 4, 2016	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: May 4, 2016	By:	/s/ MARK P. DE RAAD
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)
3.2	(2)	Amended and Restated Bylaws adopted on October 20, 2011 (Exhibit 3.2)
4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)
4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999, between Masimo Corporation and certain of its stockholders (Exhibit 4.2)
4.3#	(3)	Masimo Retirement Savings Plan (Exhibit 4.7)
10.1	(4)	Amended and Restated Credit Agreement, dated as of January 8, 2016, among Masimo Corporation, and the Lenders Party hereto and JP Morgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.43)
10.2	(4)	Third Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between Masimo Corporation and Irvine Company, LLC (Exhibit 10.48)
10.3	(5)	Amendment No. 1 to Rights Agreement, dated February 12, 2016, between Masimo Corporation and Computershare Trust Company, N.A., as Rights Agent (Exhibit 4.1)
12.1*		Statement Regarding the Computation of Ratio of Earnings to Fixed Charges
31.1*		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*		Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*		Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of April 2, 2016 and January 2, 2016, (ii) Condensed Consolidated Statements of Income for the three months ended April 2, 2016 and April 4, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 2, 2016 and April 4, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2016 and April 4, 2015, and (v) Notes to Condensed Consolidated Financial Statements.
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

(4)
Incorporated by reference to the exhibit to the Company’s Annual Report on Form 10-K filed on February 24, 2016. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.

(5)
Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on February 17, 2016. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

#	Indicates management or compensatory plan.

*	Filed herewith.