Form 10-Q
period 2016-07-02
MASIMO CORP
filed 2016-08-03
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of July 2, 2016
Common stock, $0.001 par value	49,351,459

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JULY 2, 2016

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	July 2, 2016	January 2, 2016
ASSETS
Current assets
Cash and cash equivalents	$116,055	$132,317
Accounts receivable, net of allowance for doubtful accounts of $1,718 and $1,967 at July 2, 2016 and January 2, 2016, respectively.	84,805	80,960
Inventories	62,312	62,038
Prepaid income taxes	9,803	2,404
Other current assets	22,995	21,423
Total current assets	295,970	299,142
Deferred cost of goods sold	73,362	71,718
Property and equipment, net	133,037	132,466
Intangible assets, net	28,264	27,556
Goodwill	20,384	20,394
Deferred tax assets	39,410	44,320
Other non-current assets	12,256	6,139
Total assets	$602,683	$601,735
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$30,710	$25,865
Accrued compensation	33,956	38,415
Accrued liabilities	26,781	44,222
Income taxes payable	2,304	2,777
Deferred revenue	26,622	21,280
Current portion of capital lease obligations	75	74
Total current liabilities	120,448	132,633
Deferred revenue	219	298
Long term debt	175,001	185,071
Other non-current liabilities	11,866	8,021
Total liabilities	307,534	326,023
Commitments and contingencies
Equity
Masimo Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at July 2, 2016 and January 2, 2016	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 49,351 and 49,881 shares issued and outstanding at July 2, 2016 and January 2, 2016	49	50
Treasury stock 14,255 and 12,759 at July 2, 2016 and January 2, 2016	(404,276)	(340,873)
Additional paid-in capital	357,766	332,417
Accumulated other comprehensive loss	(4,549)	(4,739)
Retained earnings	346,159	288,560
Total Masimo Corporation stockholders’ equity	295,149	275,415
Noncontrolling interest	—	297
Total equity	295,149	275,712
Total liabilities and equity	$602,683	$601,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenue:
Product	$164,607	$147,612	$327,897	$294,969
Royalty	8,029	8,114	15,906	15,294
Total revenue	172,636	155,726	343,803	310,263
Cost of goods sold	57,501	52,825	114,455	104,257
Gross profit	115,135	102,901	229,348	206,006
Operating expenses:
Selling, general and administrative	63,888	61,666	126,399	122,465
Research and development	14,818	13,394	29,183	28,323
Total operating expenses	78,706	75,060	155,582	150,788
Operating income	36,429	27,841	73,766	55,218
Non-operating income (expense)	471	(1,125)	969	(972)
Income before provision for income taxes	36,900	26,716	74,735	54,246
Provision for income taxes	6,877	8,020	17,135	15,728
Net income including noncontrolling interest	30,023	18,696	57,600	38,518
Net loss attributable to the noncontrolling interest	—	655	—	1,356
Net income attributable to Masimo Corporation stockholders	$30,023	$19,351	$57,600	$39,874

Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.61	$0.38	$1.17	$0.77
Diluted	$0.57	$0.36	$1.10	$0.74

Weighted-average shares used in per share calculations:
Basic	49,256	51,300	49,340	51,993
Diluted	52,703	53,675	52,404	53,908
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income including noncontrolling interest	$30,023	$18,696	$57,600	$38,518
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,209)	584	190	(2,358)
Total comprehensive income	28,814	19,280	57,790	36,160
Comprehensive loss attributable to noncontrolling interest	—	655	—	1,356
Comprehensive income attributable to Masimo Corporation stockholders	$28,814	$19,935	$57,790	$37,516
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	July 2, 2016	July 4, 2015
Cash flows from operating activities:
Net income including noncontrolling interest	$57,600	$38,518
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	8,132	7,697
Stock-based compensation	6,204	5,429
Loss on disposal of property, equipment and intangibles	401	252
Gain on deconsolidation of variable interest entity	(273)	—
Provision for doubtful accounts	(51)	162
Provision for deferred income taxes	5,001	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,739)	(3,121)
Increase in inventories	(297)	(2,060)
(Increase) decrease in deferred cost of goods sold	(1,566)	1,987
Increase in prepaid income taxes	(7,462)	(5,852)
Increase in other assets	(6,596)	(4,892)
Increase (decrease) in accounts payable	8,084	(7,378)
Decrease in accounts payable to related party	(1,092)	—
Decrease in accrued compensation	(3,937)	(4,271)
(Decrease) increase in accrued liabilities	(12,534)	3,805
Decrease in income tax payable	(322)	(2,147)
Increase in deferred revenue	5,263	836
Increase (decrease) in other liabilities	3,875	(342)
Net cash provided by operating activities	56,691	28,623
Cash flows from investing activities:
Purchases of property and equipment, net	(10,734)	(24,672)
Increase in intangible assets	(1,349)	(2,589)
Reduction in cash resulting from deconsolidation of variable interest entity	(763)	—
Net cash used in investing activities	(12,846)	(27,261)
Cash flows from financing activities:
Borrowings under line of credit	45,000	65,000
Repayments on line of credit	(55,000)	(12,500)
Debt issuance costs	(621)	—
Repayments of capital lease obligations	(69)	(77)
Proceeds from issuance of common stock	18,997	15,178
Payroll tax withholdings on behalf of employees for stock options	—	(472)
Repurchases of common stock	(68,218)	(81,700)
Issuance of equity by noncontrolling interest, net of equity issued	—	3
Net cash used in financing activities	(59,911)	(14,568)
Effect of foreign currency exchange rates on cash	(196)	(1,850)
Net decrease in cash and cash equivalents	(16,262)	(15,056)
Cash and cash equivalents at beginning of period	132,317	134,453
Cash and cash equivalents at end of period	$116,055	$119,397
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
The Company invented Masimo Signal Extraction Technology® (SET®), which provides the capabilities of Measure-through Motion and Low Perfusion™ pulse oximetry to address the primary limitations of conventional pulse oximetry. Over the years, the Company’s product offerings have expanded significantly to also include noninvasive optical blood constituent monitoring, optical organ oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring and optical gas monitoring. The Company also developed the Root® patient monitoring and connectivity platform and the Masimo Patient SafetyNet™ remote patient surveillance monitoring system. These solutions and related products are based upon Masimo SET®, rainbow® and other proprietary algorithms. These software-based technologies are incorporated into a variety of product platforms depending on customers’ specifications. This technology is supported by a substantial intellectual property portfolio that the Company has built through internal development and, to a lesser extent, acquisitions and license agreements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The condensed consolidated balance sheet as of January 2, 2016 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (fiscal year 2015), filed with the SEC on February 24, 2016. The results for the six months ended July 2, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016 (fiscal year 2016) or for any other interim period or for any future year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and through January 2, 2016, Cercacor Laboratories, Inc. (Cercacor), the variable interest entity (VIE) of which the Company was the primary beneficiary. Effective January 3, 2016, the Company discontinued consolidating Cercacor within its consolidated financial statements based on its determination that the Company was no longer the primary beneficiary of Cercacor. All intercompany balances and transactions have been eliminated in consolidation. In accordance with GAAP, current authoritative guidance is applied when determining whether an entity is subject to consolidation.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by-contract basis. There were no transfers between Level 1, Level 2 and Level 3 inputs during the six months ended July 2, 2016. The Company carries cash and cash equivalents at cost, which approximates fair value. As of July 2, 2016 and January 2, 2016, the Company did not have any short-term investments.
The following tables represent the Company’s financial assets (in thousands), measured at fair value on a recurring basis:

July 2, 2016	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents
Cash	$61,055	$—	$—	$61,055	$61,055
Level 1:
Bank Time Deposits	55,000	—	—	55,000	55,000
Money Market Funds	—	—	—	—	—
Subtotal	55,000	—	—	55,000	55,000
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
Total assets measured at fair value	$116,055	$—	$—	$116,055	$116,055

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

January 2, 2016	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents
Cash	$57,168	$—	$—	$57,168	$57,168
Level 1:
Bank Time Deposits	55,000	—	—	55,000	55,000
Money Market Funds	20,149	—	—	20,149	20,149
Subtotal	75,149	—	—	75,149	75,149
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
Total assets measured at fair value	$132,317	$—	$—	$132,317	$132,317
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
Intangible Assets
The Company’s policy is to renew its patents and trademarks. Total renewal costs for patents and trademarks were $0.3 million for each of the six months ended July 2, 2016 and July 4, 2015. As of July 2, 2016, the weighted-average number of years until the next renewal was one year for patents and five years for trademarks. Costs to renew patents and trademarks are capitalized and amortized over the remaining useful life of the intangible asset. The Company continually evaluates the amortization period and carrying basis of patents and trademarks to determine whether any events or circumstances warrant a revised estimated useful life or reduction in value. Capitalized application costs are charged to operations when it is determined that the patent or trademark will not be obtained or is abandoned.
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
No impairment of goodwill, intangible assets or other long-lived assets was recorded during the three and six months ended July 2, 2016 and July 4, 2015.
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
Sales under long-term sensor purchase contracts are generally structured such that the Company agrees to provide at no up-front charge certain monitoring-related equipment, software, installation, training and/or warranty support in exchange for the hospital’s agreement to purchase sensors over the term of the agreement, which generally ranges from three to six years. The sensors are essential to the functionality of the monitoring equipment and, therefore, represent a substantive performance obligation. The Company generally does not recognize any revenue when the monitoring-related equipment and software are delivered to the hospitals, but rather recognizes revenue for these delivered elements on a pro-rata basis as the sensors are delivered under the long-term purchase commitment, when installation and training are complete. Accordingly, the cost of the monitoring-related equipment initially placed at the hospitals is deferred and amortized to cost of goods sold over the life of the underlying long-term sensor purchase contract. Some of the Company’s long-term sensor contracts also contain provisions for certain cash payments to be made directly to the end-user hospital customer at the inception of the arrangement. These cash payments are generally treated as prepaid discounts that are deferred and amortized on a straight-line basis as contra-revenue over the life of the underlying long-term sensor purchase contract. Many of the Company’s distributors purchase sensor products which they then resell to end-user hospitals that are typically fulfilling their purchase obligations to the Company under such end-user hospital’s long-term sensor purchase commitments. Upon shipment to the distributor, revenue is deferred until the distributor ships the product to the Company’s end-user customers based on an estimate of the inventory held by these distributors at the end of the accounting period.

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
The Company’s royalty revenue arises from one agreement with Medtronic plc (Medtronic, formerly Covidien Ltd.), and is due and payable quarterly based on U.S. sales of Medtronic’s infringing products. An estimate of these royalty revenues is recorded quarterly in the period earned based on the prior quarter’s historical results, adjusted for any new information or trends known to management at the time of estimation. This estimated revenue is adjusted prospectively when the Company receives the royalty report from Medtronic, approximately 60 days after the end of the previous quarter.
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
Changes in the product warranty accrual were as follows (in thousands):

	Six Months Ended
	July 2, 2016	July 4, 2015
Warranty accrual, beginning of period	$1,222	$1,416
Accrual for warranties issued	521	585
Changes to pre-existing warranties (including changes in estimates)	(40)	(134)
Settlements made	(488)	(490)
Warranty accrual, end of period	$1,215	$1,377
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
The change in accumulated other comprehensive loss was as follows (in thousands):

Six Months Ended July 2, 2016
Accumulated other comprehensive loss, beginning of period	$(4,739)
Foreign currency translation adjustments	190
Accumulated other comprehensive loss, end of period	$(4,549)
Net Income Per Share
Basic net income per share attributable to Masimo Corporation for the three and six months ended July 2, 2016 and July 4, 2015 is computed by dividing net income attributable to Masimo Corporation stockholders by the weighted-average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation stockholders for the three and six months ended July 2, 2016 and July 4, 2015 is computed by dividing the net income attributable to Masimo Corporation stockholders by the weighted-average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of restricted share units (RSUs). For the three and six months ended July 2, 2016, 1.6 million and 1.4 million, respectively, weighted options to purchase shares of common stock were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the three and six months ended July 4, 2015, 0.6 million and 1.0 million, respectively, weighted options to purchase shares of common stock were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the three and six months ended July 2, 2016, certain RSUs were considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of July 2, 2016, 2.7 million weighted average shares related to such RSUs have been excluded from the calculation of potential shares. Based on authoritative accounting guidance, the Company adjusted its net income including noncontrolling interest by the amount of net (income) loss attributable to the noncontrolling interest for the three and six months ended July 4, 2015 to determine its net income attributable to its stockholders. Since the Company discontinued consolidating Cercacor effective January 3, 2016, a similar adjustment was not required for the three and six months ended July 2, 2016.
A reconciliation of basic and diluted net income per share attributable to Masimo Corporation stockholders is as follows (in thousands, except per share amounts):

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income attributable to Masimo Corporation stockholders:
Net income including noncontrolling interest	$30,023	$18,696	$57,600	$38,518
Net loss attributable to the noncontrolling interest	—	655	—	1,356
Net income attributable to Masimo Corporation stockholders	$30,023	$19,351	$57,600	$39,874
Basic net income per share attributable to Masimo Corporation stockholders:
Net income attributable to Masimo Corporation stockholders	$30,023	$19,351	$57,600	$39,874
Weighted-average shares outstanding - basic	49,256	51,300	49,340	51,993
Basic net income per share attributable to Masimo Corporation stockholders	$0.61	$0.38	$1.17	$0.77
Diluted net income per share attributable to Masimo Corporation stockholders:
Weighted-average shares outstanding - basic	49,256	51,300	49,340	51,993
Diluted share equivalent: stock options and RSUs	3,447	2,375	3,064	1,915
Weighted-average shares outstanding - diluted	52,703	53,675	52,404	53,908
Diluted net income per share attributable to Masimo Corporation stockholders	$0.57	$0.36	$1.10	$0.74
Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Six Months Ended
	July 2, 2016	July 4, 2015
Cash paid during the year for:
Interest (net of amounts capitalized)	$2,603	$952
Income taxes	19,292	23,523
Noncash investing and financing activities:
Assets acquired under capital leases	$—	$36
Unpaid purchases of property, plant and equipment	1,168	6,251
Unsettled common stock proceeds from option exercises	187	25
Unsettled stock repurchases	—	—
Seasonality
The healthcare business in the United States and overseas is subject to quarterly fluctuations in hospital and other alternative care admissions. Historically, the Company has typically experienced higher product revenues during the traditional “flu season” that often increases hospital and acute care facility admissions in the Company’s first and fourth fiscal quarters. At the same time, the Company has frequently experienced a sequential decline in product revenues in its second and/or third fiscal quarters, primarily due to the summer vacation season during which the flu season has moderated and people tend to avoid and/or delay elective procedures. Because the Company’s non-sales variable operating expenses often do not fluctuate in the same manner as its quarterly product sales, its quarterly operating income may fluctuate disproportionately to its quarterly revenue.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The new standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on stock-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of stock-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company early adopted this standard during the three months ended April 2, 2016. The early adoption of this standard resulted in a $5.1 million reduction to the Company’s income tax provision for the six months ended July 2, 2016.
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
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The new standard requires entities to use a current expected credit loss (CECL) model which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect. The entity’s estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for annual and interim fiscal reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the expected impact of this standard but does not expect it to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842): (ASU 2016-02). The new standard requires lessees to recognize most leases on their balance sheets but continue to recognize lease expenses in their income statement in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expense related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. ASU 2016-02 is effective for annual and interim fiscal reporting periods beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the expected impact of this standard on its consolidated financial statements, but anticipates that the required recognition of a lease liability and related right-of-use asset will likely increase both the assets and liabilities recognized and reported on its balance sheet.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (ASU 2014-09). The new standard provides a single, principles-based five-step model to be applied to all contracts with customers while enhancing disclosures about revenue, providing additional guidance for transactions that were not previously addressed comprehensively and improving guidance for multiple-element arrangements. ASU 2014-09 will replace most existing revenue recognition guidance under GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method upon adoption. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14), which amended ASU 2014-09, providing for a one year deferral period for the implementation of ASU 2014-09. ASU 2014-09 will now be effective for annual and interim periods beginning on or after December 15, 2017. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations under FASB ASC Topic 606 (ASU 2016-08), which provides guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing (ASU 2016-10) which amended ASU 2014-09 by providing clarity in identifying performance obligations and licensing implementation guidance.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients (ASU 2016-12), which further amended ASU 2016-09 by providing additional clarity in recognizing revenue from contracts that have been modified prior to the transition period to the new standard, as well as providing additional disclosure requirements for businesses and other organizations that make the transition to the new standard by adjusting amounts from prior reporting periods via retrospective application. The Company is continuing to evaluate the expected impact of this standard on its consolidated financial statements but anticipates, among other things, that the adoption of such standard will result in the acceleration of certain revenue from product sales to distributors that is currently deferred under the “sell-through” method, as well as the deferral of certain contract-related costs that are currently expensed when incurred.
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
As a result of recent changes in the capital structure of Cercacor, as well as certain of its contractual relationships with the Company, the Company completed a re-evaluation of the authoritative consolidation guidance during the first quarter of 2016 and determined that although Cercacor remains a VIE, the Company is no longer its primary beneficiary as it can no longer be deemed to have the power to direct the activities of Cercacor that most significantly impact Cercacor’s economic performance and can no longer be deemed to have an obligation to absorb Cercacor’s losses pursuant to the Company’s on-going contractual relationships with Cercacor. Based on such determination, the Company discontinued consolidating Cercacor within its consolidated financial statements effective as of January 3, 2016. However, Cercacor continues to be a related party following its deconsolidation. The Company recognized a gain of $0.3 million upon such deconsolidation, which has been reported within non-operating income in the condensed consolidated statement of operations. See Note 4 to these condensed consolidated financial statements for a description of the Company’s continuing business relationships with Cercacor.
Cercacor continues to be included within the Company’s condensed consolidated financial statements for all periods prior to January 3, 2016. Accordingly, for periods prior to January 3, 2016, all intercompany royalties, option and license fees and other charges between the Company and Cercacor, as well as all intercompany payables and receivables, have been eliminated in consolidation. However, for periods prior to January 3, 2016, all direct operating expenses that were incurred by the Company and charged to Cercacor, or that were incurred by Cercacor and charged to the Company, have not been eliminated and are included within operating expenses in the Company’s condensed consolidated statements of operations. The consolidating statement of operations for the three and six months ended July 4, 2015, which reflect the Company, Cercacor and related eliminations (in thousands), is included below:

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

	Three Months Ended						Six Months Ended
	July 4, 2015						July 4, 2015
Consolidating Statement of Operations:	Masimo Corp	Percentage of Revenue	Cercacor	Cercacor Elim	Total	Percentage of Revenue	Masimo Corp	Percentage of Revenue	Cercacor	Cercacor Elim	Total	Percentage of Revenue
Revenue:
Product	$147,612	94.8%	$—	$—	$147,612	94.8%	$294,969	95.1%	$—	$—	$294,969	95.1%
Royalty	8,114	5.2	1,470	(1,470)	8,114	5.2	15,294	4.9	2,845	(2,845)	15,294	4.9
Total revenue	155,726	1.0	1,470	(1,470)	155,726	1.0	310,263	100.0	2,845	(2,845)	310,263	100.0
Cost of goods sold	54,170	34.8	—	(1,345)	52,825	33.9	106,852	34.4	—	(2,595)	104,257	33.6
Gross profit	101,556	65.2	1,470	(125)	102,901	66.1	203,411	65.6	2,845	(250)	206,006	66.4
Operating expenses:
Selling, general and administrative	61,077	39.2	714	(125)	61,666	39.6	121,353	39.1	1,362	(250)	122,465	39.5
Research and development	11,983	7.7	1,411	—	13,394	8.6	25,484	8.2	2,839	—	28,323	9.1
Total operating expenses	73,060	43.6	2,125	(125)	75,060	48.2	146,837	47.3	4,201	(250)	150,788	48.6
Operating income (loss)	28,496	(76.6)	(655)	—	27,841	17.9	56,574	18.2	(1,356)	—	55,218	17.8
Non-operating expense	(1,125)	(0.1)	—	—	(1,125)	(0.7)	(972)	(0.3)	—	—	(972)	(0.3)
Income (loss) before provision for income taxes	27,371	(76.5)	(655)	—	26,716	17.2	55,602	17.9	(1,356)	—	54,246	17.5
Provision for income taxes	8,020	3.6	—	—	8,020	5.2	15,728	5.1	—	—	15,728	5.1
Net income (loss) including noncontrolling interest	19,351	(80.1)	(655)	—	18,696	12.0	39,874	12.9	(1,356)	—	38,518	12.4
Net loss attributable to the noncontrolling interest	—	—	—	655	655	0.4	—	—	—	1,356	1,356	0.4
Net income (loss) attributable to Masimo Corporation stockholders	$19,351	(80.1)%	$(655)	$655	$19,351	12.4%	$39,874	12.9%	$(1,356)	$1,356	$39,874	12.9%

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

4. Related Party Transactions
The Company’s Chairman and Chief Executive Officer (CEO) is also the Chairman and CEO of Cercacor. The Company is a party to the following agreements with Cercacor:

•
Cross-Licensing Agreement - The Company is party to a cross-licensing agreement with Cercacor (the Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Actual aggregate royalty liabilities to Cercacor under the license were $1.6 million and $3.2 million for the three and six months ended July 2, 2016, respectively. Actual aggregate royalty liabilities to Cercacor under the license were $1.3 million and $2.6 million for the three and six months ended July 4, 2015, respectively, which were eliminated in consolidation. The Company had no sales to Cercacor for the three months ended July 2, 2016, and less than $0.1 million for the six months ended July 2, 2016 under the Cross-Licensing Agreement. There were no similar sales during the three and six months ended July 4, 2015.

•
Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were less than $0.1 million for each of the three and six months ended July 2, 2016 and July 4, 2015.

•
Consulting Services Agreement - The Company is also a party to a consulting services agreement (Consulting Agreement) with Cercacor that governs certain engineering consulting and clinical studies support services that Cercacor may provide to the Company from time-to-time. Expenses incurred by the Company related to this Consulting Agreement were less than $0.1 million for the three and six months ended July 2, 2016 and approximately $0.1 million and $0.2 million for the three and six months ended July 4, 2015, respectively.

•
Sublease Agreement - In March 2016, the Company entered into a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California (Cercacor Sublease). The Cercacor Sublease began on May 1, 2016 and expires on November 30, 2019. The Company recognized less than $0.1 million in sublease income for both the three and six months ended July 2, 2016.

Net amounts due to Cercacor at July 2, 2016 and January 2, 2016 were less than approximately $0.1 million and $1.1 million, respectively.
The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. The Company’s Chief Financial Officer (CFO) is also a Director of the Masimo Foundation.
The Company’s CEO is the Chairman of both the Patient Safety Movement Foundation (PSMF), a non-profit organization that was founded in 2013 to work with hospitals, medical technology companies and patient advocates to unite the healthcare ecosystem and eliminate the more than 200,000 U.S. preventable hospital deaths that occur every year by 2020, and the Patient Safety Movement Coalition (PSMC), a not-for-profit social welfare organization that was founded in 2013 to promote patient safety legislation. The Company’s CFO serves as the Treasurer and Secretary of PSMF, as well as the Secretary of PSMC.
The Company’s CEO also serves on the board of directors of Atheer Labs, which is working with the Company on the development of next generation Root® applications, and the board of directors of Children’s Hospital of Orange County and CHOC Children’s at Mission Hospital, two non-profit hospitals devoted exclusively to caring for children, both of which are also customers of the Company.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

5. Inventories
Inventories consist of the following (in thousands):

	July 2, 2016	January 2, 2016
Raw materials	$29,836	$25,781
Work-in-process	5,489	4,337
Finished goods	26,987	31,920
Total inventories	$62,312	$62,038
6. Other Current Assets
Other current assets consist of the following (in thousands):

	July 2, 2016	January 2, 2016
Prepaid expenses	$13,170	$9,930
Royalties receivable	7,500	7,200
Employee loans and advances	308	320
Due from related party	9	—
Other current assets	2,008	3,973
Total other current assets	$22,995	$21,423
7. Property and Equipment
Property and equipment, net, consists of the following (in thousands):

	July 2, 2016	January 2, 2016
Building and building improvements	$85,546	$78,877
Machinery and equipment	43,106	42,460
Land	23,738	23,738
Computer equipment	15,202	15,023
Tooling	13,113	13,079
Furniture and office equipment	9,336	8,885
Leasehold improvements	7,777	7,734
Demonstration units	978	973
Vehicles	45	45
Construction-in-progress	2,186	7,124
Total property and equipment	201,027	197,938
Accumulated depreciation and amortization	(67,990)	(65,472)
Property and equipment, net	$133,037	$132,466
During the six months ended July 2, 2016, the Company completed construction on its initial renovations to its new corporate headquarters and research and development facility in Irvine, California, resulting in the reclassification of approximately $6.2 million from construction-in-progress to building and improvements. Approximately $1.2 million of construction costs related to this facility are included in accounts payable as of July 2, 2016.
The gross value of furniture and office equipment under capital lease obligations was $0.4 million as of both July 2, 2016 and January 2, 2016, with accumulated depreciation of $0.3 million as of both July 2, 2016 and January 2, 2016.
For the six months ended July 2, 2016 and July 4, 2015, depreciation expense of property and equipment was $6.3 million and $5.6 million, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

8. Intangible Assets
Intangible assets, net, consist of the following (in thousands):

	July 2, 2016	January 2, 2016
Patents	$18,931	$21,619
Customer relationships	7,669	7,669
Licenses(1)	7,500	—
Acquired technology	5,580	5,580
Trademarks	3,681	3,944
Capitalized software development costs	2,539	2,539
Other	2,529	2,541
Total intangible assets	48,429	43,892
Accumulated amortization	(20,165)	(16,336)
Intangible assets, net	$28,264	$27,556

(1)
As a result of the deconsolidation of the Company’s prior VIE, Cercacor, $7.5 million of licenses that were previously eliminated in consolidation are now included as part of the Company’s intangible assets at July 2, 2016.

Total amortization expense for the six months ended July 2, 2016 and July 4, 2015 was $1.8 million and $2.4 million, respectively. All of these intangible assets have a 10 year weighted average amortization period.

Estimated amortization expense for future fiscal years is as follows (in thousands):

Fiscal year	Amount
2016 (balance of year)	$4,099
2017	3,791
2018	3,554
2019	3,156
2020	2,849
Thereafter	10,815
Total	$28,264
9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	July 2, 2016	January 2, 2016
Accrued customer rebates, fees and reimbursements	$14,484	$11,857
Accrued taxes	3,618	5,263
Accrued legal fees	2,620	5,785
Accrued warranty	1,215	1,222
Accrued donations	107	5,612
Accrued stock repurchases	—	4,815
Accrued arbitration award	—	5,391
Accrued other	4,737	4,277
Total accrued liabilities	$26,781	$44,222

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

10. Long Term Debt
Long term debt consists of the following (in thousands):

	July 2, 2016	January 2, 2016
Revolving line of credit	$175,000	$185,000
Long term portion of capital lease obligations acquisition	1	71
Total long term debt	$175,001	$185,071
In January 2016, the Company entered into an Amended and Restated Credit Agreement (Restated Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, Bank of America, N.A., as Syndication Agent and a Lender, Citibank, N.A., as Documentation Agent and a Lender, and various other Lenders (collectively, the Lenders). The Restated Credit Facility amends and restates the Company’s prior credit agreement dated April 23, 2014, as amended (the Amended Credit Agreement), and provides for up to $450.0 million in borrowings in multiple currencies, with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity to up to $550.0 million in the future. The Restated Credit Facility also provides for a sublimit of up to $50.0 million for the issuance of letters of credit and a sublimit of $125.0 million in specified foreign currencies. All unpaid principal under the Restated Credit Facility will become due and payable on January 8, 2021.
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
As of July 2, 2016, the Restated Credit Facility had outstanding Eurodollar Loan draws totaling $175.0 million at an effective interest rate of 1.75% and outstanding standby letters of credit totaling $0.3 million. The Company was in compliance with all covenants under the Restated Credit Facility as of July 2, 2016.
The Company incurred interest expense related to the Restated Credit Facility of $1.2 million for the six months ended July 2, 2016. The Company incurred interest expense related to the Amended Credit Agreement of $2.1 million for the six months ended July 4, 2015.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

11. Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	July 2, 2016	January 2, 2016
Unrecognized tax benefit	$8,008	$7,747
Deposits, long-term	3,215	—
Deferred rent, long-term	419	76
Deferred tax liability, long-term	194	194
Other	30	4
Total other liabilities, long-term	$11,866	$8,021
Unrecognized tax benefit relates to the Company’s long-term portion of tax liability associated with uncertain tax positions. Authoritative guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. See Note 16 to these condensed consolidated financial statements for further details.
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
Stock Repurchase Programs
In September 2015, the Board authorized a stock repurchase program, whereby the Company may purchase up to 5.0 million shares of its common stock over a period of up to three years (2015 Repurchase Program). The 2015 Repurchase Program may be carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. The total remaining shares authorized for repurchase under the 2015 Repurchase Program approximated 2.9 million shares as of July 2, 2016. The Company expects to fund the 2015 Repurchase Program through its available cash, future cash from operations, funds available under the Restated Credit Facility or other potential sources of capital.
The following table provides a summary of the Company’s stock repurchase activities during the three and six months ended July 2, 2016 and July 4, 2015 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Shares repurchased	400	2,126	1,496	2,376
Average cost per share	$51.30	$34.56	$42.39	$34.39
Value of shares repurchased	$20,519	$73,467	$63,403	$81,628

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

13. Stock-Based Compensation
Stock-Based Award Activity
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s stock option plans are as follows (in thousands, except for exercise prices):

	Six Months Ended July 2, 2016
	Shares	Average Exercise Price
Options outstanding, beginning of period	9,202	$25.46
Granted	1,189	38.33
Canceled	(120)	28.61
Exercised	(965)	19.83
Options outstanding, end of period	9,306	$27.64
Options exercisable, end of period	5,358	$25.87
The number of RSUs issued and outstanding under all of the Company’s stock option plans are as follows (in thousands, except for grant date fair value amounts):

	Six Months Ended July 2, 2016
	Units	Weighted Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,703	$41.45
Granted	6	43.09
Canceled	—	—
Expired	—	—
Vested	—	—
RSUs outstanding, end of period	2,709	$41.45

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Approximately 2.7 million of the total RSUs outstanding were awarded to the Company’s Chairman and Chief Executive Officer in connection with the previous amendment and restatement of his employment agreement (see “Employment and Severance Agreements” in Note 14 to these condensed consolidated financial statements for further details).
At July 2, 2016, an aggregate of 16.4 million shares of common stock were reserved for future issuance under the Company’s 2007 Stock Incentive Plan (the 2007 Plan) and prior equity incentive plans, of which 4.4 million shares were available for future grant under the 2007 Plan.
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
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Risk-free interest rate	1.1% to 1.5%	1.4% to 1.9%	1.1% to 1.9%	1.3% to 1.9%
Expected term (in years)	5.7	5.5	5.7	5.5
Estimated volatility	31.7% to 32.8%	32.0% to 34.0%	31.7% to 35.7%	32.0% to 37.4%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$14.70	$12.45	$13.24	$11.64
The total stock-based compensation expense for the six months ended July 2, 2016 and July 4, 2015 was $6.2 million and $5.4 million, respectively.
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of July 2, 2016 was $142.5 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of July 2, 2016 was $231.0 million. The aggregate intrinsic value of options exercised during the three and six months ended July 2, 2016 was $20.8 million and $25.3 million, respectively.
The unrecognized stock-based compensation expense related to unvested options granted after January 1, 2006 was $30.2 million as of July 2, 2016. The weighted-average remaining contractual term of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of July 2, 2016 was 3.5 years. The weighted-average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of July 2, 2016 was 4.1 years.
14. Commitments and Contingencies
Leases
The Company leases certain facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through May 2026. Certain facility leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight-line method based on total lease payments. The Company has received leasehold improvement incentives in connection with certain leased facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of each of July 2, 2016 and January 2, 2016, rent expense accrued in excess of the amount paid aggregated $0.5 million and $0.2 million, respectively, which is classified within liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company leases automobiles in the U.S. and Europe that are classified as operating leases and expire at various dates through June 2020. The majority of these leases are non-cancellable. The Company also has outstanding capital leases for office equipment and computer equipment, all of which are non-cancellable.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Future minimum lease payments, including interest, under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands):

	As of July 2, 2016
	Operating Leases	Capital Leases	Total
2016 (balance of year)	$2,721	$5	$2,726
2017	5,282	75	5,357
2018	4,885	—	4,885
2019	4,011	—	4,011
2020	2,119	—	2,119
Thereafter	5,811	—	5,811
Total	$24,829	$80	$24,909
In January 2016, the Company entered into the Third Amendment to Lease with The Irvine Company LLC (Third Amendment) relating to the rental of space in a building located in Irvine, California pursuant to a Single-Tenant Lease originally dated June 22, 2012. Pursuant to the terms of the Third Amendment, the Company’s current lease of certain premises was set to terminate in exchange for the Company’s leasing of approximately 70,700 square feet of space in another building in Irvine, California, located near the Company’s new corporate headquarters (New Premises). The Third Amendment also extended the term of the original lease to the end of the month in which the ten-year anniversary of the date of commencement (Commencement Date) of the lease for the New Premises occurs. The Commencement Date will occur following the completion of certain improvements to the New Premises, which the Company currently expects to be no later than November 2016.
In July 2016, the Company entered into a Single-Tenant Lease with The Irvine Company LLC (New Lease), relating to the rental of space in a building located in Irvine, California that was to have been terminated by the Third Amendment. The date of commencement of the New Lease will be December 2016, and the New Lease will continue in effect for a period of ten years, until November 2026.
Rental expense related to operating leases was $1.2 million and $2.3 million for the three and six months ended July 2, 2016, respectively, and $1.4 million and $2.9 million for the three and six months ended July 4, 2015, respectively. Included in the future capital lease payments as of July 2, 2016 is interest aggregating less than $0.1 million.
Employee Retirement Savings Plan
The Company maintains a 401(k) plan, the Masimo Retirement Savings Plan (the Plan), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the Plan on a discretionary basis. The Company contributed $0.5 million and $1.1 million to the Plan for the three and six months ended July 2, 2016, respectively, and $0.5 million and $1.0 million to the Plan for the three and six months ended July 4, 2015 respectively.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

For any Qualifying Termination occurring on or after January 1, 2018, the number of shares to be issued to Mr. Kiani pursuant to the RSUs and the cash payment will each be reduced by 10% of the original amount each year so that after December 31, 2026, no Special Payment will be due to Mr. Kiani upon a Qualifying Termination. As of July 2, 2016, the expense related to the Special Payment that would be recognized in the Company’s condensed consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement approximated $176.7 million.
As of July 2, 2016, the Company had severance plan participation agreements with seven other executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $56.6 million of purchase commitments as of July 2, 2016, which are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of July 2, 2016, the Company had approximately $0.5 million in unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of July 2, 2016, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash deposits in time deposits and money market accounts with major financial institutions. As of July 2, 2016, the Company had $61.1 million of bank balances, of which $2.7 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations. As of July 2, 2016, the Company had $55.0 million of bank time deposits that are not guaranteed by the U.S. Federal government.
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
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three and six months ended July 2, 2016, revenue from the sale of the Company’s products to U.S. hospitals that are member of GPOs amounted to $93.3 million and $185.3 million, respectively, and for the three and six months ended July 4, 2015, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $84.5 million and $170.8 million, respectively.
For the three months ended July 2, 2016, the Company had sales through two just-in-time distributors that represented 14.8% and 12.7% of total revenue, respectively. For the three months ended July 4, 2015, the Company had sales through the same two just-in-time distributors that represented 15.4% and 11.9% of total revenue, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

For the six months ended July 2, 2016, the Company had sales through the same two just-in-time distributors that represented 15.4% and 11.9% of total revenue, respectively. For the six months ended July 4, 2015, the Company had sales through the same two just-in-time distributors that represented 14.7% and 12.3% of total revenue, respectively.
As of July 2, 2016, two of the same just-in-time distributors represented 7.6% and 9.0% of the Company’s accounts receivable balance, respectively. As of January 2, 2016, one of these just-in-time distributors represented 5.3% of the Company’s accounts receivable balance, and one customer represented 5.5% of the Company’s accounts receivable balance.
For the six months ended July 2, 2016 and July 4, 2015, the Company recorded $15.9 million and $15.3 million, respectively, in royalty revenues from Medtronic pursuant to the original settlement agreement and amendments. In exchange for these royalty payments, the Company has provided Medtronic the ability to ship its patent infringing product with a covenant not to sue Medtronic as long as Medtronic abides by the terms of the agreement. The current royalty rate is 7.75% and the amended agreement can be terminated by Medtronic upon 60 days written notice.
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
On May 23, 2014, Philips filed a motion for leave to amend its answer and counterclaims to allege inequitable conduct. The Court granted Philips’ motion for leave to amend. A jury trial commenced on September 15, 2014 with respect to two of the Company’s patents and one of Philips’ patents. On October 1, 2014, the jury determined that both of the Company’s patents were valid and that the damages amount for Philips’ infringement was $466.8 million. The jury also determined that the Company did not infringe the Philips patent. Philips has indicated that it intends to appeal the damages award once a final judgment has been rendered in the case. On September 18, 2015, the Court set a schedule for the trials related to Masimo’s second phase patents against Philips and Philips’ antitrust counterclaims and patent misuse defense, with both trials scheduled to take place in the first quarter of 2017. On November 16, 2015, the Company asserted three antitrust claims against Philips. On December 9, 2015, the Court dismissed with prejudice Philips’ sole remaining patent infringement claim against the Company. On January 4, 2016, the Court granted Philips’ motion to strike the Company’s antitrust counterclaims, ruling that the Company must bring these claims in a separate litigation. On March 4, 2016, the Company filed an additional case against Philips alleging antitrust violations and patent infringement in the District of Delaware. On May 31, 2016, Philips filed a motion to dismiss the Company’s antitrust claims, which is pending before the Court. On June 27, 2016, Philips filed a motion for summary judgment, and a motion to exclude certain testimony by the Company’s experts with respect to the Company’s second phase patent infringement claims, both of which are pending before the Court. The Company believes that it has good and substantial defenses to the remaining antitrust claims asserted by Philips. The Company is unable to determine whether any loss will occur or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q. Furthermore, there is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.
In April 2011, the Company was informed by the United States Attorney’s Office for the Central District of California, Civil Division, that a qui tam complaint had been filed against the Company in the U.S. District Court for the Central District of California by three of the Company’s former physician office sales representatives. The qui tam complaint alleged, among other things, that the Company’s noninvasive hemoglobin products failed to meet their accuracy specifications, and that the Company misled the U.S. Food and Drug Administration and customers regarding the accuracy of the products. In November 2011, the United States declined to intervene in the case, and in October 2013, the District Court granted summary judgment in favor of the Company. The former sales representatives appealed the District Court’s decision and an argument on the appeal was held in the Ninth Circuit Court of Appeals on February 1, 2016. On February 19, 2016, the Ninth Circuit Court of Appeals affirmed the summary judgment of the District Court.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

In September 2011, two of the same former sales representatives filed employment-related claims against the Company in arbitration also stemming from their allegations regarding the Company’s noninvasive hemoglobin products. On January 16, 2014, the Company was notified that the arbitrator awarded the plaintiffs approximately $5.4 million in damages (the Arbitration Award). The Company challenged the Arbitration Award in the U.S. District Court for the Central District of California, and on April 3, 2014, the District Court vacated the award. The former sales representatives appealed the District Court’s decision, and the appeal argument was held in the Ninth Circuit Court of Appeals on February 1, 2016. On February 19, 2016, the Ninth Circuit Court of Appeals reversed the decision of the District Court vacating the award, and remanded the case to the District Court with instructions to confirm the Arbitration Award. On March 23, 2016, the District Court entered final judgment confirming the Arbitration Award, and on April 8, 2016 the Company remitted $6.2 million to the plaintiffs in full payment of the Arbitration Award and related interest. On May 18, 2016, the Company filed a petition for a writ of certiorari with the United States Supreme Court seeking reversal of the decision of the Ninth Circuit Court of Appeals. The former sales representatives’ response to the petition is due August 11, 2016.
On July 20, 2016, the Company was notified that its insurance carrier was seeking reimbursement of certain defense costs previously advanced by the carrier in light of the decision by the Ninth Circuit Court of Appeals reinstating the Arbitration Award. The Company believes it has good and substantial grounds to dispute the coverage determination of the insurance carrier, but there is no guarantee that the Company will prevail. The Company has not recorded a charge related to this insurance coverage dispute and is unable to determine whether any loss will ultimately occur. However, the Company estimates that the potential incremental loss related to this insurance coverage dispute would approximate $2.6 million plus potential interest at the rate of 10% per annum from the date such payments were advanced by the insurance carrier.
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
On October 21, 2015, Medtronic plc (Medtronic) filed three separate inter partes review petitions (IPR Petitions) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (PTO), challenging several of the claims of the Company’s U.S. Patent Nos. 7,496,393 (the ‘393 Patent), titled “Signal processing apparatus”, which expires in September 2016, and 8,560,034 (the ‘034 Patent), also titled “Signal processing apparatus”, which expires in October 2018. On April 27, 2016, the PTAB denied Medtronic’s IPR Petitions with respect to the ‘034 Patent. On April 28, 2016, the PTAB granted Medtronic’s IPR Petition for review of certain claims of the ‘393 Patent, and denied Medtronic’s IPR Petition for review of other claims of the ‘393 Patent. The Company is defending the claims of the ‘393 Patent for which review was granted. Although the Company believes it has good and substantial positions for the patentability review and trial of the ‘393 Patent, there is no guarantee that the Company will prevail.

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
15. Segment Information and Enterprise Reporting
The Company’s chief decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region, for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single reporting segment, specifically noninvasive patient monitoring solutions and related products. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income including noncontrolling interest. In addition, the Company’s assets are primarily located in the U.S. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues and long-lived assets.
The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 2, 2016		July 4, 2015		July 2, 2016		July 4, 2015
Geographic area by destination:
United States	$117,045	71.1%	$106,236	72.0%	$230,549	70.3%	$213,512	72.4%
Europe, Middle East and Africa	25,988	15.8	24,335	16.5	57,958	17.7	48,396	16.4
Asia and Australia	16,602	10.1	12,751	8.6	30,184	9.2	24,569	8.3
North and South America (excluding United States)	4,972	3.0	4,290	2.9	9,206	2.8	8,492	2.9
Total product revenue	$164,607	100.0%	$147,612	100.0%	$327,897	100.0%	$294,969	100.0%
The Company’s consolidated long-lived assets and net assets by geographic area are (in thousands, except percentages):

	July 2, 2016		January 2, 2016
Long-lived assets by geographic area:
United States	$211,136	96.5%	$203,553	96.8%
International	7,666	3.5	6,770	3.2
Total	$218,802	100.0%	$210,323	100.0%

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
As of July 2, 2016, the liability for income taxes associated with uncertain tax positions was approximately $8.9 million. If fully recognized, approximately $7.6 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
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
A non-GAAP financial measure for “Adjusted Product Gross Profit” is contained herein as a supplement to the corresponding financial measure prepared in accordance with U.S. generally accepted accounting principles (GAAP). Management has provided this information to assist investors in gaining a better understanding of the effects of the deconsolidation of Masimo’s variable interest entity, Cercacor, and the impact on period-to-period operating results. Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, or as superior to, the measure of financial performance prepared in accordance with GAAP.
Executive Overview
We are a global medical technology company that develops, manufactures and markets a variety of noninvasive monitoring technologies. We provide our products directly and through distributors and original equipment manufacturer (OEM) partners to hospitals, emergency medical service providers, physician offices, veterinarians, long-term care facilities and consumers. Our mission is to improve patient outcomes and reduce the cost of care by taking noninvasive monitoring to new sites and applications™. We were incorporated in California in May 1989 and reincorporated in Delaware in May 1996.
Our core business is Measure-through Motion and Low Perfusion™ pulse oximetry monitoring, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry. Our product offerings have expanded significantly over the years to also include monitoring blood constituents with an optical signature, optical organ oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring, exhaled gas monitoring, patient monitoring with connectivity platforms, bedside and portable patient monitors and wearable wireless patent monitors. We have also developed a remote patient surveillance monitoring system, which currently allows up to 200 patients to be monitored simultaneously and remotely through a PC-based viewing station or by care providers through their pagers, voice-over-IP phones or smartphones.
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

Our rainbow SET™ platform leverages Masimo SET® technology and incorporates licensed rainbow® technology to enable real-time monitoring of additional noninvasive measurements. Our rainbow SET™ platform includes our rainbow® Pulse CO-Oximetry products, which we believe are the first devices cleared by the U.S. Food and Drug Administration (FDA) to noninvasively and continuously monitor multiple blood-based measurements using multiple wavelengths of light, which previously was only possible through intermittent invasive procedures. In addition to monitoring oxygen saturation (SpO2), pulse rate (PR), perfusion index (PI), Pleth Variability Index (PVI®) and Respiration Rate (RRa™), rainbow SET™ Pulse CO-Oximetry has the ability to provide noninvasive monitoring of total hemoglobin (SpHb®), carboxyhemoglobin (SpCO®) and methemoglobin (SpMet®), as well as the calculation of Oxygen Content (SpOC™). The rainbow SET™ platform also allows for monitoring of arterial oxygen saturation, even under the presence of carboxyhemoglobin and methemoglobin, known as fractional arterial oxygen saturation (SpfO2™), Respiration Rate from the Pleth (RRp™) and Oxygen Reserve Index™ (ORI™). Although SpfO2™, RRp™ and ORI™ have received the CE Mark, they are not currently available for sale in the U.S.
In June 2016, we announced the full market release outside of the U.S. of our next generation SpHb® spot check technology for use with our Pronto® Pulse CO-Oximeter®, substantially improving the clinical accuracy of SpHb®, reducing the time required to display SpHb® results and making SpHb® less susceptible to motion artifact, although it is still not measure through motion. Pronto® features rainbow SET™ technology for noninvasive spot checking of SpHb®, SpO2, PR and PI. In addition, we released the rainbow® DCI®-mini reusable sensor to accompany the Pronto®. The DCI®-mini is a universal sensor usable on patients who weigh more than 3 kg. Pronto® with next generation SpHb® spot-check and the DCI®-mini reusable sensor are not currently available for sale in the United States.
In June 2016, we also announced FDA 510(k) clearance for Radius-7®, the only wearable, tetherless, noninvasive rainbow® monitor. With this clearance, Radius-7®, which connects to our Root® patient monitoring and connectivity platform, now enables noninvasive measurement and monitoring of SpHb® for the first time in a wearable device within the U.S.
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

In May 2016, we announced the CE Mark and scheduled full market release of our next generation SedLine® Brain Function Monitoring technology. Our next generation SedLine® enhances how the PSI responds in challenging situations, addressing many of the concerns raised with quantitative EEG while bolstering brain function monitoring support of anesthetic management.

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

•
O3™ - Regional oximetry monitoring, also known as tissue oximetry and cerebral oximetry monitoring, uses near-infrared spectroscopy to provide for continuous measurement of tissue oxygen saturation (rSO2) to help detect regional hypoxemia that pulse oximetry alone can miss. In addition, our Root® patient monitor and O3™ sensors can automate the differential analysis of regional to central oxygen saturation. O3™ monitoring involves applying O3™ regional oximetry sensors to the forehead and connecting our O3™ Masimo Open Connect™ (MOC-9™) module to any Root® monitor through one of its three MOC-9™ ports. O3™ regional oximetry is currently intended for use in subjects larger than 40 kg (approximately 88 lbs). O3™ regional oximetry has received the CE Mark and, in June 2016, received FDA 510(k) clearance.

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

•
Root® - This powerful patient monitoring and connectivity platform integrates our breakthrough rainbow® and SET® measurements with multiple additional specialty measurements through its MOC-9™ connectivity ports in an integrated, clinician-centric platform. The first three Masimo MOC-9™ technologies for Root® were SedLine® brain function monitoring, Phasein™ capnography and O3™ regional oximetry. In March 2016, we announced Iris Gateway™, a server-based software solution for integrating medical device data. The Iris™ ports on our Root® patient monitor allow other medical devices (such as infusion pumps, ventilators, patient monitors and “smart” beds) to connect to Iris Gateway™ via Root®. Iris™ Gateway can provide a timely and cost-effective solution for the integration of medical device data by connecting to existing medical devices and performing the required translations to move the data from the devices into EMRs. Iris Gateway™ can be deployed on a remote server farm or as a server appliance in the hospital. Root® is also available with noninvasive blood pressure from SunTech Medical®, which enables clinicians to measure arterial blood pressure for adult, pediatric and neonatal patients with three distinct measurement modes: spot-check, automatic interval and stat interval. The temperature module from Welch Allyn® can measure the temperature of adult, pediatric and neonatal patients.

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
As a result of recent changes in the capital structure of Cercacor, as well as certain of its contractual relationships with us, we completed a re-evaluation of the authoritative consolidation guidance during the three months ended April 2, 2016 and determined that although Cercacor remains a VIE, we are no longer its primary beneficiary. Based on such determination, we discontinued consolidating Cercacor within our consolidated financial statements effective as of January 3, 2016. However, Cercacor continues to be consolidated within our condensed consolidated financial information for all periods prior to January 3, 2016. See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Stock Repurchase Program
In September 2015, our board of directors (Board) authorized a stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. As of July 2, 2016, approximately 2.9 million shares remained authorized for repurchase under this program.
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
Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 2, 2016	Percentage of Revenue	July 4, 2015	Percentage of Revenue	July 2, 2016	Percentage of Revenue	July 4, 2015	Percentage of Revenue
Revenue:
Product	$164,607	95.3%	$147,612	94.8%	$327,897	95.4%	$294,969	95.1%
Royalty	8,029	4.7	8,114	5.2	15,906	4.6	15,294	4.9
Total revenue	172,636	100.0	155,726	100.0	343,803	100.0	310,263	100.0
Cost of goods sold	57,501	33.3	52,825	33.9	114,455	33.3	104,257	33.6
Gross profit	115,135	66.7	102,901	66.1	229,348	66.7	206,006	66.4
Operating expenses:
Selling, general and administrative	63,888	37.0	61,666	39.6	126,399	36.8	122,465	39.5
Research and development	14,818	8.6	13,394	8.6	29,183	8.5	28,323	9.1
Total operating expenses	78,706	45.6	75,060	48.2	155,582	45.3	150,788	48.6
Operating income	36,429	21.1	27,841	17.9	73,766	21.5	55,218	17.8
Non-operating income (expense)	471	0.3	(1,125)	(0.7)	969	0.3	(972)	(0.3)
Income before provision for income taxes	36,900	21.4	26,716	17.2	74,735	21.7	54,246	17.5
Provision for income taxes	6,877	4.0	8,020	5.2	17,135	5.0	15,728	5.1
Net income including noncontrolling interest	30,023	17.4	18,696	12.0	57,600	16.8	38,518	12.4
Net loss attributable to the noncontrolling interest(1)	—	—	655	0.4	—	—	1,356	0.4
Net income attributable to Masimo Corporation stockholders	$30,023	17.4%	$19,351	12.4%	$57,600	16.8%	$39,874	12.9%
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

Comparison of the Three Months ended July 2, 2016 to the Three Months ended July 4, 2015
Revenue. Total revenue increased $16.9 million, or 10.9%, to $172.6 million for the three months ended July 2, 2016 from $155.7 million for the three months ended July 4, 2015. The following chart details our total product revenues by the geographic area to which the products were shipped for each of the three month periods ended July 2, 2016 and July 4, 2015 (dollars in thousands):

	Three Months Ended
	July 2, 2016		July 4, 2015		Increase/ (Decrease)	Percentage Change

United States	$117,045	71.1%	$106,236	72.0%	$10,809	10.2%
Europe, Middle East and Africa	25,988	15.8	24,335	16.5	1,653	6.8
Asia and Australia	16,602	10.1	12,751	8.6	3,851	30.2
North and South America (excluding United States)	4,972	3.0	4,290	2.9	682	15.9
Total product revenue	$164,607	100.0%	$147,612	100.0%	$16,995	11.5%
Royalty	8,029		8,114		(85)
Total Revenue	$172,636		$155,726		$16,910	10.9%
Product revenue increased $17.0 million or 11.5%, to $164.6 million for the three months ended July 2, 2016 from $147.6 million for the three months ended July 4, 2015. This increase was primarily due to higher sales of consumable products, as well as the impact of approximately $0.6 million related to favorable movements in foreign exchange rates from the prior year period that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. We estimate that our installed base of circuit boards and pulse oximeters increased to approximately 1,459,000 units at July 2, 2016 as compared to 1,362,000 units at July 4, 2015.
Product revenue generated through our direct and distribution sales channels increased $15.9 million, or 12.7%, to $140.9 million for the three months ended July 2, 2016, compared to $125.1 million for the three months ended July 4, 2015. Revenues from our OEM channel increased $1.1 million, or 5.1%, to $23.7 million for the three months ended July 2, 2016 as compared to $22.5 million for the three months ended July 4, 2015. Total rainbow® product revenue increased by $1.4 million, or 10.6%, to $14.9 million for the three months ended July 2, 2016, compared to $13.5 million for the three months ended July 4, 2015.
Royalty revenue consists of amounts received from Medtronic plc (Medtronic, formerly Covidien Ltd.) related to its U.S. sales pursuant to the terms of our amended settlement agreement. Based on the terms of such agreement, Medtronic has the right to stop paying us royalties, subject to certain notice requirements. In addition, on October 21, 2015, Medtronic filed three separate inter partes review petitions (IPR Petitions) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office, challenging several of the claims of two U.S. patents titled “Signal processing apparatus” that are owned by us. On April 27, 2016, the PTAB denied the IPR Petitions with respect to one patent. On April 28, 2016, the PTAB granted the IPR Petition for review of certain claims of the other patent while denying the IPR Petition for review of other claims of such patent. We are defending the claims of the patent for which review was granted. See Note 14 to the condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 and “Medtronic may seek to avoid paying any royalties to us, which would significantly reduce our royalty revenues and adversely affect our business, financial condition and results of operations” under Part II, Item 1A - Risk Factors, in this Quarterly Report on Form 10-Q for additional information.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the three months ended July 2, 2016 and July 4, 2015 was as follows (dollars in thousands):

	Three Months Ended
	July 2, 2016	Gross Profit Percentage	July 4, 2015	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product Gross Profit	$107,106	65.1%	$94,787	64.2%	$12,319	13.0%
Royalty Gross Profit	8,029	100.0	8,114	100.0	(85)	(1.0)
Total Gross Profit	$115,135	66.7%	$102,901	66.1%	$12,234	11.9%

Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $4.7 million for the three months ended July 2, 2016, compared to the three months ended July 4, 2015, primarily due to the increase in our product revenues and the impact of approximately $1.7 million of Cercacor royalty expense that is no longer eliminated in consolidation. Notwithstanding the impact of the non-elimination of the Cercacor royalty expense, our product gross margins still increased to 65.1% for the three months ended July 2, 2016 as compared to 64.2% for the three months ended July 4, 2015 primarily due to a more favorable product mix, as well as benefits from our continued cost reduction efforts. We incurred $1.3 million in Cercacor royalty expense for the three months ended July 4, 2015 that was eliminated in our condensed consolidated financial statements for such period. Had such royalty expense not been eliminated in consolidation, the adjusted product gross profit margin would have been 63.3% for the three months ended July 4, 2015, compared to our reported product gross profit margin of 65.1% for the three months ended July 2, 2016. See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of Cercacor. A reconciliation of GAAP product gross profit to adjusted product gross profit is as follows:

	Three Months Ended
	July 2, 2016	Gross Profit Percentage	July 4, 2015	Gross Profit Percentage
Product Gross Profit (GAAP)	$107,106	65.1%	$94,787	64.2%
Less: Cercacor Royalty Eliminated in Consolidation	—	—	1,345	0.9
Adjusted Product Gross Profit (Non-GAAP)	$107,106	65.1%	$93,442	63.3%
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs, medical device taxes and other corporate expenses. Selling, general and administrative expenses for the three months ended July 2, 2016 and July 4, 2015 were as follows (dollars in thousands):

Selling, General and Administrative
Three Months Ended July 2, 2016	Percentage of Net Revenues	Three Months Ended July 4, 2015	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$63,888	37.0%	$61,666	39.6%	$2,222	3.6%
Selling, general and administrative expenses increased $2.2 million, or 3.6%, for the three months ended July 2, 2016 compared to the three months ended July 4, 2015. This increase was primarily attributable to higher payroll related costs of approximately $4.6 million, which were partially offset by a decrease of approximately $1.8 million in medical device excise tax as a result of the two year moratorium signed into law on December 18, 2015 under the Consolidated Appropriations Act, and lower legal and professional fees of approximately $0.7 million. In addition, approximately $0.7 million of selling, general and administrative expenses related to Cercacor were included in our consolidated results of operations for the three months ended July 4, 2015, as compared to $0 for the three months ended July 2, 2016 due to the deconsolidation of Cercacor as of January 3, 2016. (See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of Cercacor.) Stock-based compensation expense of approximately $2.5 million and $2.0 million was included in selling, general and administrative expenses for the three months ended July 2, 2016 and July 4, 2015, respectively.
Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended July 2, 2016 and July 4, 2015 were as follows (dollars in thousands):

Research and Development
Three Months Ended July 2, 2016	Percentage of Net Revenues	Three Months Ended July 4, 2015	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$14,818	8.6%	$13,394	8.6%	$1,424	10.6%

Research and development expenses increased $1.4 million for the three months ended July 2, 2016 compared to the three months ended July 4, 2015, primarily due to higher payroll related costs of approximately $2.0 million and higher occupancy related costs of $0.4 million. Offsetting these higher expenses were approximately $1.4 million of research and development expenses related to Cercacor that were included in our consolidated results of operations for the three months ended July 4, 2015 as compared to $0 for the three months ended July 2, 2016 due to the deconsolidation of Cercacor as of January 3, 2016. (See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of Cercacor.) Included in research and development expenses was approximately $0.6 million and $0.4 million of stock-based compensation expense for the three month periods ended July 2, 2016 and July 4, 2015, respectively.
Non-operating income. Non-operating income consists primarily of interest income, interest expense and foreign exchange losses. Non-operating income for the three months ended July 2, 2016 and July 4, 2015 was as follows (dollars in thousands):

Non-operating Income (Expense)
Three Months Ended July 2, 2016	Percentage of Net Revenues	Three Months Ended July 4, 2015	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$471	0.3%	$(1,125)	(0.7)%	$1,596	(141.9)%
Non-operating income increased by $1.6 million for the three months ended July 2, 2016 compared to the three months ended July 4, 2015. Non-operating income for the three months ended July 2, 2016 consisted of approximately $1.1 million of interest expense offset by approximately $1.5 million of net realized and unrealized gains on foreign currency denominated transactions resulting primarily from the weakening of the U.S. Dollar against the Japanese Yen and the strengthening of the U.S. Dollar against the Swedish Krona, which were partially offset by losses due to the strengthening of the U.S. Dollar against the British Pound and Euro.
Non-operating expense of $1.1 million for the three months ended July 4, 2015 related primarily to $0.6 million of interest expense and $0.5 million of net realized and unrealized losses on foreign currency denominated transactions resulting primarily from the strengthening of the U.S. Dollar against the Japanese Yen and the weakening of the U.S Dollar against the Swedish Krona, which were partially offset by gains due to the strengthening of the U.S. Dollar against the Euro and British Pound.
Provision for Income Taxes. Our provision for income taxes for the three months ended July 2, 2016 and July 4, 2015 was as follows (dollars in thousands):

Provision for Income Taxes
Three Months Ended July 2, 2016	Percentage of Net Revenues	Three Months Ended July 4, 2015	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$6,877	4.0%	$8,020	5.2%	$(1,143)	(14.3)%
Our provision for income taxes was $6.9 million, or an effective tax rate of 18.6%, for the three months ended July 2, 2016, compared to $8.0 million, or an effective tax rate of 30.0%, for the three months ended July 4, 2015. The lower effective tax rate for the three months ended July 2, 2016 is primarily due to a discrete tax benefit of $4.1 million during the three months ended July 2, 2016 related to excess tax benefits realized for stock-based compensation, pursuant to our early adoption of Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). No similar tax benefit was recognized in our provision for income taxes during the three months ended July 4, 2015. (See Note 2 to the condensed consolidated financial statements under the caption “Recently Adopted Accounting Pronouncements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our adoption of ASU 2016-09.)

Comparison of the Six Months ended July 2, 2016 to the Six Months ended July 4, 2015
Revenue. Total revenue increased $33.5 million, or 10.8%, to $343.8 million for the six months ended July 2, 2016 from $310.3 million for the six months ended July 4, 2015. The following chart details our total product revenues by the geographic area to which the products were shipped for the six months ended July 2, 2016 and July 4, 2015 (dollars in thousands):

	Six Months Ended
	July 2, 2016		July 4, 2015		Increase/ (Decrease)	Percentage Change

United States	$230,549	70.3%	$213,512	72.4%	$17,037	8.0%
Europe, Middle East and Africa	57,958	17.7	48,396	16.4	9,562	19.8
Asia and Australia	30,184	9.2	24,569	8.3	5,615	22.9
North and South America (excluding United States)	9,206	2.8	8,492	2.9	714	8.4
Total product revenue	$327,897	100.0%	$294,969	100.0%	$32,928	11.2%
Royalty	15,906		15,294		612
Total Revenue	$343,803		$310,263		$33,540	10.8%
Product revenue increased $32.9 million, or 11.2%, to $327.9 million for the six months ended July 2, 2016 from $295.0 million for the six months ended July 4, 2015. This increase was primarily due to higher sales of consumable products. This increase in product revenue was partially offset by the impact of approximately $0.8 million related to unfavorable movements in foreign exchange rates from the prior year period that reduced the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies, primarily in Europe. We estimate that our installed base of circuit boards and pulse oximeters increased to 1,459,000 units at July 2, 2016 as compared to 1,362,000 units at July 4, 2015.
Product revenue generated through our direct and distribution sales channels increased $31.7 million, or 12.7%, to $281.9 million for the six months ended July 2, 2016, compared to $250.1 million for the six months ended July 4, 2015. Revenues from our OEM channel increased $1.2 million, or 2.6%, to $46.0 million for the six months ended July 2, 2016, compared to $44.8 million for the six months ended July 4, 2015. Total rainbow® product revenue increased by $6.2 million, or 24.2%, to $31.9 million for the six months ended July 2, 2016, compared to $25.6 million for the six months ended July 4, 2015.
Royalty revenue consists of amounts received from Medtronic related to its U.S. sales pursuant to the terms of our amended settlement agreement. On October 21, 2015, Medtronic filed three separate inter partes review petitions (IPR Petitions) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office, challenging several of the claims of two U.S. patents titled “Signal processing apparatus” that are owned by us. On April 27, 2016, the PTAB denied the IPR Petitions with respect to one patent. On April 28, 2016, the PTAB granted the IPR Petition for review of certain claims of the other patent while denying the IPR Petition for review of other claims of such patent. We are defending the claims of the patent for which review was granted. See Note 14 to the condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 and “Medtronic may seek to avoid paying any royalties to us, which would significantly reduce our royalty revenues and adversely affect our business, financial condition and results of operations” under Part II, Item 1A - Risk Factors, in this Quarterly Report on Form 10-Q for additional information.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the six months ended July 2, 2016 and July 4, 2015 was as follows (dollars in thousands):

	Six Months Ended
	July 2, 2016	Gross Profit Percentage	July 4, 2015	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product Gross Profit	$213,442	65.1%	$190,712	64.7%	$22,730	11.9%
Royalty Gross Profit	15,906	100.0	15,294	100.0	612	4.0
Total Gross Profit	$229,348	66.7%	$206,006	66.1%	$23,342	11.3%
Cost of goods sold increased $10.2 million for the six months ended July 2, 2016, compared to the six months ended July 4, 2015, primarily due to the increase in our product revenues and the impact of approximately $3.3 million of Cercacor royalty expense that is no longer eliminated in consolidation. Notwithstanding the impact of the non-elimination of the Cercacor royalty expense, our product gross margins still increased to 65.1% for the six months ended July 2, 2016 as compared to 64.7% for the six months ended July 4, 2015, primarily due to slightly favorable product mix and our continued cost reduction efforts.

We incurred $2.6 million in Cercacor royalty expense for the six months ended July 4, 2015 that was eliminated in our condensed consolidated financial statements for such period. Had such royalty expense not been eliminated in consolidation, product gross profit margin would have been 63.8% for the six months ended July 4, 2015, compared to our reported product gross profit margin of 65.1% for the six months ended July 2, 2016. See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of Cercacor. A reconciliation of GAAP product gross profit to adjusted product gross profit is as follows:

	Six Months Ended
	July 2, 2016	Gross Profit Percentage	July 4, 2015	Gross Profit Percentage
Product Gross Profit (GAAP)	$213,442	65.1%	$190,712	64.7%
Eliminated Cercacor Royalty	—	—	2,595	0.9
Adjusted Product Gross Profit (Non-GAAP)	$213,442	65.1%	$188,117	63.8%
Selling, General and Administrative. Selling, general and administrative expenses for the six months ended July 2, 2016 and July 4, 2015 were as follows (dollars in thousands):

Selling, General and Administrative
Six Months Ended July 2, 2016	Percentage of Net Revenues	Six Months Ended July 4, 2015	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$126,399	36.8%	$122,465	39.5%	$3,934	3.2%
Selling, general and administrative expenses increased $3.9 million, or 3.2%, for the six months ended July 2, 2016 compared to the six months ended July 4, 2015. This increase was primarily attributable to higher payroll related costs of approximately $7.7 million, higher marketing related fees of approximately $2.0 million and higher travel related costs of approximately $1.1 million, which were partially offset by a decrease of approximately $3.6 million in medical device excise tax as a result of the two year moratorium signed into law on December 18, 2015 under the Consolidated Appropriations Act, and lower legal and professional fees of approximately $1.8 million. In addition, approximately $1.4 million of selling, general and administrative expenses related to Cercacor were included in our consolidated results of operations for the six months ended July 4, 2015, as compared to $0 for the six months ended July 2, 2016 due to the deconsolidation of Cercacor as of January 3, 2016. (See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of Cercacor.) Stock-based compensation expense of approximately $4.8 million and $4.1 million was included in selling, general and administrative expenses for the six months ended July 2, 2016 and July 4, 2015, respectively.
Research and Development. Research and development expenses for the six months ended July 2, 2016 and July 4, 2015 were as follows (dollars in thousands):

Research and Development
Six Months Ended July 2, 2016	Percentage of Net Revenues	Six Months Ended July 4, 2015	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$29,183	8.5%	$28,323	9.1%	$860	3.0%
Research and development expenses increased $0.9 million for the six months ended July 2, 2016 compared to the six months ended July 4, 2015, primarily due to higher payroll related costs of approximately $2.9 million and higher occupancy related costs of $0.9 million, which were partially offset by lower project related expenses of $0.7 million. In addition, approximately $2.8 million of research and development expenses related to Cercacor were included in our consolidated results of operations for the six months ended July 4, 2015, as compared to $0 for the six months ended July 2, 2016 due to the deconsolidation of Cercacor as of January 3, 2016. (See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of Cercacor.)

Non-operating income. Non-operating income for the six months ended July 2, 2016 and July 4, 2015 was as follows (dollars in thousands):

Non-operating Income (Expense)
Six Months Ended July 2, 2016	Percentage of Net Revenues	Six Months Ended July 4, 2015	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$969	0.3%	$(972)	(0.3)%	$1,941	(199.7)%
Non-operating income increased by $1.9 million for the six months ended July 2, 2016 compared to the six months ended July 4, 2015. Non-operating income for the six months ended July 2, 2016 consisted of $1.8 million of interest expense offset by $2.3 million of net realized and unrealized gains on foreign currency denominated transactions resulting primarily from the weakening of the U.S. Dollar against the Japanese Yen, which was partially offset by losses due to the strengthening of the U.S. Dollar against the British Pound, and a $0.3 million gain resulting from our deconsolidation of Cercacor. See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the deconsolidation of Cercacor.
Non-operating income for the six months ended July 4, 2015 related primarily to $1.0 million of interest expense.
Provision for Income Taxes. Our provision for income taxes for the six months ended July 2, 2016 and July 4, 2015 was as follows (dollars in thousands):

Provision for Income Taxes
Six Months Ended July 2, 2016	Percentage of Net Revenues	Six Months Ended July 4, 2015	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$17,135	5.0%	$15,728	5.1%	$1,407	8.9%
Our provision for income taxes was $17.1 million, or an effective tax rate of 22.9%, for the six months ended July 2, 2016, compared to $15.7 million, or an effective tax rate of 29.0%, for the six months ended July 4, 2015. The lower effective tax rate for the six months ended July 2, 2016 is primarily due to a discrete tax benefit of $5.1 million during the six months ended July 2, 2016 related to excess tax benefits realized for stock-based compensation, pursuant to our early adoption of ASU 2016-09. No similar tax benefit was recognized in our provision for income taxes during the six months ended July 4, 2015. (See Note 2 to the condensed consolidated financial statements under the caption “Recently Adopted Accounting Pronouncements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our adoption of ASU 2016-09.)
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, funds expected to be generated from operations and funds available under our revolving credit agreement. At July 2, 2016, we had approximately $175.5 million in working capital and approximately $116.1 million in cash and cash equivalents as compared to approximately $166.5 million in working capital and approximately $132.3 million in cash and cash equivalents at January 2, 2016. We carry cash equivalents at cost that approximates fair value. We currently do not maintain an investment portfolio but have the ability to invest in various security holdings, types and maturities that meet credit quality standards in accordance with our investment guidelines.
As of July 2, 2016, we had cash totaling $88.8 million held outside of the U.S., of which approximately $11.3 million was accessible without additional tax cost and approximately $77.5 million was accessible at an incremental estimated tax cost of approximately $23.5 million. In managing our day-to-day liquidity and capital structure, we do not rely on foreign earnings as a source of funds. We currently have sufficient funds on-hand and available under our line of credit to fund our domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes with respect to any such repatriation.
In January 2016, we entered into an Amended and Restated Credit Agreement (Restated Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, Bank of America, N.A., as Syndication Agent and a Lender, Citibank, N.A., as Documentation Agent and a Lender, and various other Lenders (collectively, the Lenders). The Restated Credit Facility amended and restated the Company’s prior credit agreement dated April 23, 2014, as amended (the Amended Credit Agreement) and provides for up to $450.0 million in borrowings in multiple currencies, with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity to up to $550.0 million in the future.

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
During the six months ended July 2, 2016, we received $15.6 million from Medtronic for royalties related to its U.S. sales pursuant to the terms of our amended settlement agreement. Based on the terms of such agreement, Medtronic has the right to stop paying us royalties, subject to certain notice requirements. In addition, on October 21, 2015, Medtronic filed three separate inter partes review petitions (IPR Petitions) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office, challenging several of the claims of two U.S. patents titled “Signal processing apparatus” that are owned by us. On April 27, 2016, the PTAB denied the IPR Petitions with respect to one patent. On April 28, 2016, the PTAB granted the IPR Petition for review of certain claims of the other patent while denying the IPR Petition for review of other claims of such patent. We are defending the claims of the patent for which review was granted.
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
Cash Flows
The following table summarizes our cash flows (in thousands):

	Six Months Ended
	July 2, 2016	July 4, 2015
Net cash provided by (used in):
Operating activities	$56,691	$28,623
Investing activities	(12,846)	(27,261)
Financing activities	(59,911)	(14,568)
Effect of foreign currency exchange rates on cash	(196)	(1,850)
(Decrease) increase in cash and cash equivalents	$(16,262)	$(15,056)
Operating Activities. Cash provided by operating activities was $56.7 million in the six months ended July 2, 2016, arising primarily from net income of $57.6 million. Non-cash activity included depreciation and amortization of $8.1 million, stock-based compensation of $6.2 million and deferred income taxes of $5.0 million. In addition, accounts payable, deferred revenue and other liabilities increased by $8.1 million, $5.3 million and $3.9 million, respectively, during the six months ended July 2, 2016. These sources of cash were primarily offset by other changes in operating assets and liabilities, including a decrease in accrued liabilities of $12.5 million and accrued compensation of $3.9 million, as well as an increase in prepaid income taxes of $7.5 million, all due to the timing of related payments; an increase in other assets of $6.6 million; and an increase in accounts receivable of $3.7 million due to the timing of collections.
Cash provided by operating activities was $28.6 million for the six months ended July 4, 2015, arising primarily from net income of $38.5 million. Non-cash activity included depreciation and amortization of $7.7 million and stock-based compensation of $5.4 million. In addition, accrued liabilities increased by $3.8 million, primarily due to the timing of related payments. These sources of cash were primarily offset by other changes in operating assets and liabilities, including a decrease in accounts payable of $7.4 million, an increase in prepaid income taxes of $5.9 million, a decrease in accrued compensation of $4.3 million and a decrease in income taxes payable of $2.1 million, all due to the timing of payments; and an increase in other assets of $4.9 million due primarily to an increase in prepaid discounts; an increase in accounts receivable of $3.1 million due to the timing of collections.
Investing Activities. Cash used in investing activities for the six months ended July 2, 2016 was $12.8 million, consisting primarily of $10.7 million for purchases of property and equipment, $1.3 million of intangible assets related to capitalized patent and trademark costs and $0.8 million related to the deconsolidation of Cercacor. See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of Cercacor.

Cash used in investing activities for the six months ended July 4, 2015 was $27.3 million, consisting of $24.7 million for purchases of property and equipment, including $6.3 million related to the purchase of our New Hampshire manufacturing and warehouse facility (New Hampshire Property), and $2.6 million for purchases of intangible assets, of which approximately $1.3 million related to capitalized patent and trademark costs and approximately $0.9 million related to intangible assets acquired in connection with the purchase of our New Hampshire Property.
Financing Activities. Cash used in financing activities for the six months ended July 2, 2016 was $59.9 million, primarily driven by common stock repurchase transactions during the six month period totaling $68.2 million and net repayments under our Restated Credit Facility of $10.0 million, offset by proceeds from the issuance of common stock (upon exercise of options) totaling $19.0 million.
Cash used in financing activities for the six months ended July 4, 2015 was $14.6 million, primarily driven by common stock repurchase transactions that settled during the period totaling $81.7 million, offset by net borrowings under our Amended Credit Agreement of $52.5 million and proceeds from the issuance of common stock (upon exercise of options) totaling $15.2 million.
Capital Resources and Prospective Capital Requirements
As of July 2, 2016, we had $175.3 million in outstanding loan draws and letters of credit under our Restated Credit Facility, leaving available borrowing capacity of $274.7 million. We also had outstanding capital lease obligations of $0.1 million related primarily to office and computer equipment. We had no other debt obligations and were in compliance with all bank covenants.
In September 2015, the Board authorized a stock repurchase program for the repurchase of up to 5.0 million shares of our common stock over a period of up to three years. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions.  As of July 2, 2016, approximately 2.9 million shares remained authorized for repurchase under this stock repurchase program. For additional information regarding our stock repurchase program, see Note 12 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we engaged in these relationships. As of July 2, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of net revenues, expenses, assets and liabilities. We regularly evaluate our estimates and assumptions related to our critical accounting policies, including revenue recognition and deferred revenue, inventory and related reserves for excess or obsolete inventory, allowance for doubtful accounts, stock-based compensation, goodwill, deferred taxes and related valuation allowances, uncertain tax positions, tax contingencies, litigation costs and loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. Changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact on our condensed consolidated financial statements and future results of operations may be material. For a description of our critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the SEC on February 24, 2016. There have been no material changes to any of our critical accounting policies during the six months ended July 2, 2016.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuations in interest expense is limited to interest associated with our outstanding capital lease arrangements, which have fixed interest rates, and any borrowings under our Restated Credit Facility and any amendments thereto. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at July 2, 2016. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.
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
Our primary foreign currency exchange rate exposures are with the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound, Mexican Peso and Australian Dollar, against the U.S. Dollar. Foreign currency exchange rates have experienced significant movements recently, particularly when compared to the same prior year period, and such volatility may continue in the future. Specifically, during the six months ended July 2, 2016, we estimate that changes in the exchange rates of the U.S. Dollar relative primarily to the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound and Australian Dollar, negatively impacted our revenues by $0.8 million when compared to foreign exchange rates from the prior year period. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of a 10% change in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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

Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) regulations, rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
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
There has been no change in our internal control over financial reporting during the quarter ended July 2, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Revenues
*We currently derive the majority of our revenue from our Masimo SET® platform, Masimo rainbow SET™ platform and related products. If this technology and the related products do not continue to achieve market acceptance, our business, financial condition and results of operations would be adversely affected.
We are highly dependent upon the continued success and market acceptance of our proprietary Masimo SET® technology that serves as the basis of our primary product offerings. Continued market acceptance of products incorporating Masimo SET® will depend upon us continuing to provide evidence to the medical community that our products are cost-effective and offer significantly improved performance compared to conventional pulse oximeters. Health care providers that currently have significant investments in competitive pulse oximetry products may be reluctant to purchase our products. If hospitals and other health care providers do not believe our Masimo SET® platform is cost-effective, safe or more accurate or reliable than competitive pulse oximetry products, they may not buy our products in sufficient quantities to enable us to generate revenue growth from the sale of these products. In addition, allegations regarding the safety and effectiveness of our products, whether or not substantiated, may impair or impede the acceptance of our products. If we are unable to achieve additional market acceptance of our core technology or products incorporating Masimo SET®, we will not generate significant revenue growth from the sale of our products, which would adversely affect our business, financial condition and results of operations.
*Some of our products, including those based on licensed rainbow® technology, are in development or have been recently introduced into the market and may not achieve market acceptance, which could limit our growth and adversely affect our business, financial condition and results of operations.
Products that we have introduced into the market in recent years, including, but not limited to, those based on rainbow® technology, a technology that we license, may not be accepted in the market. In general, our recent noninvasive measurement technologies are considered disruptive. These recent technologies have performance levels that we believe are acceptable for many clinical environments but may be insufficient in others. In addition, these technologies may perform better in some patients and settings than others. Over time, we hope to continue to improve the performance of these technologies and educate the clinical community on how to properly evaluate them. If we are successful in these endeavors, we expect these technologies will become more useful in more environments and will become more widely adopted. While this is the adoption pattern experienced historically with other new noninvasive measurements, such as regional oximetry, we are unable to guarantee that such adoption pattern will apply to our recent and future technologies.
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

Rapid product development and technological advances within the medical device industry place our products at risk of obsolescence. Our long-term success depends upon the development and successful commercialization of new products, new or improved technologies and additional applications for Masimo SET® and licensed rainbow® technology. The research and development process is time-consuming and costly and may not result in products or applications that we can successfully commercialize. In particular, we may not be able to successfully commercialize our products for applications other than arterial blood oxygen saturation and pulse rate monitoring, such as for respiration rate, hemoglobin, carboxyhemoglobin and methemoglobin monitoring.
If we do not successfully adapt our products and applications both within and outside these measurements, we could lose revenue opportunities and customers. Furthermore, one or more of our competitors may develop products that are substantially equivalent to our U.S. Food and Drug Administration (FDA) cleared products, or those of our original equipment manufacturer (OEM) partners, in which case a competitor of ours may use our products or those of our OEM partners as predicate devices to more quickly obtain FDA clearance of their competing products. Competition could result in pressure from our customers to reduce the price of our products and in fewer orders for our products, which could, in turn, cause a reduction in our revenues and product gross margins, thereby adversely impacting our business, financial condition and results of operations.
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
Pursuant to our settlement agreement with Medtronic plc (Medtronic, formerly Covidien Ltd.), we earn royalties on Medtronic’s total U.S. based pulse oximetry sales. For the six months ended July 2, 2016 and July 4, 2015, our royalties from the Medtronic settlement agreement totaled approximately $15.9 million and $15.3 million, respectively. Because these royalty payments do not carry any significant cost, they result in significant improvements to our reported gross profit, operating income levels and earnings per share.
In January 2011, we entered into a second amendment to the settlement agreement, which became effective in March 2011. Pursuant to the second amendment, in exchange for a specified royalty payment, we agreed not to sue Medtronic for its current pulse oximetry products, but not for any other technologies that Medtronic may add. In October 2015, Medtronic filed three separate inter partes (IPR) review petitions (the IPR Petitions) with the Patent Trial and Appeal Board (the PTAB) of the U.S. Patent and Trademark Office (PTO), challenging several of the claims of our U.S. Patent Nos. 7,496,393 (the ‘393 Patent), titled “Signal processing apparatus”, which expires in September 2016, and 8,560,034 (the ‘034 Patent), also titled “Signal processing apparatus”, which expires in October 2018. In April 2016, the PTAB denied Medtronic’s IPR Petitions with respect to the ‘034 Patent, granted Medtronic’s IPR Petition for review of certain claims of the ‘393 Patent, and denied Medtronic’s IPR Petition for review of other claims of the ‘393 Patent. We are defending the claims of the ‘393 Patent for which review was granted. (See Note 14 to our accompanying consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the IPR Petitions.) Although we believe that we have good and substantial positions for the patentability review and trial of the ‘393 Patent, there is no guarantee that we will prevail. Furthermore, Medtronic has the right to stop paying royalties to us, subject to certain notice requirements, under our existing settlement agreement with them. If Medtronic ceases paying royalties to us under the settlement agreement, our revenue, gross margins, operating income and earnings per share would be materially and adversely affected.

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
These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. For the six months ended July 2, 2016 and July 4, 2015, shipments of our pulse oximetry products to customers that are members of GPOs represented approximately $185.3 million and $170.8 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
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

We cannot guarantee that governmental or third-party payers will reimburse, or continue to reimburse, a customer for the cost of our products or the procedures in which our products are used. In fact, some payers have indicated that they are not willing to reimburse for certain of our products or for certain of the procedures in which our products are used. For example, some insurance carriers have issued policies denying coverage for transcutaneous hemoglobin measurement on the grounds that the technology is investigational in the outpatient setting. Other payers are continuing to investigate our products to determine if they will provide reimbursement to our customers. While we are working with these payers to obtain reimbursement, we may not be successful. These trends could lead to pressure to reduce prices for our current and future products and could cause a decrease in the size of the market or a potential increase in competition that could have a material adverse effect on our business, financial condition and results of operations.
*Our customers may reduce, delay or cancel purchases due to a variety of factors, such as lower hospital census levels or third-party guidelines, or may require that we reduce the price of our products, which could adversely affect our business, financial condition and results of operations.
Our customers are facing growing levels of uncertainties, including variations in overall hospital census for paying patients and the impact of such census variations on hospital budgets. As a result, many hospitals are reevaluating their entire cost structure, including the amount of capital they allocate to medical device technologies and products. Such developments could have a significant negative impact on our OEM customers who, due to their traditionally larger capital equipment sales model, could see declines in purchases from their hospital customers. This, in turn, could reduce our board sales to our OEM customers.

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
We have a concentration of OEM, distribution and direct customers. We cannot provide any assurance that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results. For the six months ended July 2, 2016 and July 4, 2015, we had sales through two just-in-time distributors, which in total represented approximately 27.5% and 27.0% of our total revenue, respectively. Some of our just-in-time distributors have been demanding higher fees, which we may be forced to pay in order to continue to offer products to our customers or which may force us to distribute our products directly to our customers. The loss of any large customer or distributor, or an increase in distributor fees, could have a material adverse effect on our business, financial condition and results of operations.
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
We are aware that other organizations are manufacturing and selling imitation Masimo sensors. In addition, we are aware that certain medical device reprocessors have been collecting our used single-patient-use sensors from hospitals and then reprocessing, repackaging and reselling those sensors to hospitals. These imitation and third-party reprocessed sensors are sold at lower prices than new Masimo sensors. Our experience with both these imitation sensors and third-party reprocessed sensors is that they provide inferior performance, increased sensor consumption, reduced comfort and a number of monitoring problems. Notwithstanding these limitations, some of our customers have indicated a willingness to consider purchasing some of their sensor requirements from these imitation manufacturers and third-party reprocessors in an effort to reduce their sensor costs. These imitation and reprocessed sensors have led and may continue to lead to confusion with our genuine Masimo products; have reduced and may continue to reduce our revenue; and, in some cases, have harmed and may continue to harm our reputation if customers conclude incorrectly that these imitation or reprocessed sensors are original Masimo sensors. In addition, we have expended a significant amount of time and expense investigating issues caused by imitation and reprocessed sensors, troubleshooting problems stemming from such sensors, educating customers about why imitation and reprocessed sensors do not perform to their expectations, enforcing our proprietary rights against the imitation manufacturers and reprocessors, and enforcing our contractual rights under our customer contracts.
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
We expect to continue to carry out strategic initiatives and investments that we believe are necessary to grow our revenues and expand our business, both in the U.S. and abroad. For example, since 2013, we have made investments in additional sales force resources whose primary focus is to work with hospitals to identify new opportunities for certain noninvasive measurement technologies. Although we believe strategic initiatives and investments, including our investment in our worldwide blood management sales force, are, and will continue to be, in the long-term best interests of Masimo and our stockholders, there are no assurances that such initiatives and investments will yield favorable results for us.
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
In October 2015, Medtronic filed three separate IPR Petitions with the PTAB challenging several of the claims of our ‘393 Patent, which expires in September 2016, and our ‘034 Patent, which expires in October 2018. In April 2016, the PTAB denied Medtronic’s IPR Petitions with respect to the ‘034 Patent, granted Medtronic’s IPR Petition for review of certain claims of the ‘393 Patent, and denied Medtronic’s IPR Petition for review of other claims of the ‘393 Patent. We are defending the claims of the ‘393 Patent for which review was granted. (See Note 14 to our accompanying consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the IPR Petitions.) Although we believe that we have good and substantial positions for the patentability review and trial of the ‘393 Patent, there is no guarantee that we will prevail.
Some of our patents related to our Masimo SET® algorithm technology began to expire in March 2011. Additionally, upon the expiration of other issued or licensed patents, we may lose some of our rights to exclude competitors from making, using, selling or importing products using the technology based on the expired patents. While we seek to offset potential losses relating to important expiring patents by securing additional patents on commercially desirable improvements, there can be no assurance that we will be successful in securing such additional patents, or that such additional patents will adequately offset the effect of expiring patents. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts and the PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we might obtain in the future. Additionally, there is no assurance that competitors will not be able to design around our patents.

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
In February 2009, we filed a patent infringement suit against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH (collectively, Philips) related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. In March 2016, we filed a second patent infringement suit against Philips related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. We also asserted various antitrust claims against Philips Electronics North America Corporation. These suits and Philips’ counterclaims are described in Note 14 to our accompanying consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Philips is an OEM partner of ours. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail.
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
Each medical device that we wish to market in the U.S. generally must first undergo premarket review by the FDA and receive clearance or approval pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA) by receiving clearance of a 510(k) pre-market notification, receiving clearance through the de novo review process, or obtaining approval of a pre-market approval (PMA) application. Even if regulatory clearance or approval of a product is granted, the FDA may clear or approve our products only for limited indications for use, which would limit our ability to market the product to only such indications for use. We cannot guarantee that the FDA will grant 510(k) clearance on a timely basis, if at all, for new products or uses that we propose for Masimo SET® or licensed rainbow® technology. The traditional FDA 510(k) clearance process for our products has generally taken between three to six months. However, our more recent experience and interactions with the FDA, along with information we have received from other medical device manufacturers, suggests that, in some cases, the FDA is requiring applicants to provide additional or different information and data for 510(k) clearance than it had previously required; and that the FDA may not rely on approaches that it had previously accepted to support 510(k) clearance, thereby leading to more review cycles or to decisions by the FDA that our products are not substantially equivalent or require greater amounts of information to demonstrate substantial equivalence. As a result, we have experienced lengthier FDA 510(k) review periods over the past few years, which have delayed the 510(k) clearance process for our products.
In connection with an FDA 510(k) filing for certain improvements to our Pronto-7® product, the FDA expressed concerns and requested additional information regarding the methods we used to validate the SpHb® parameter. We responded to the FDA’s request for additional information in March 2014. The FDA responded that the remaining issues would not likely be resolved in the time remaining, so we voluntarily withdrew the application. We have since had further submissions and meetings with the FDA and believe we have a better understanding of the FDA’s expectations on validation methodologies for future 510(k) filings for SpHb spot-check devices such as Pronto® and Pronto-7®.
Even though 510(k) clearances have been obtained, if safety or effectiveness problems are identified with our pulse oximeters incorporating Masimo SET® and licensed rainbow® technology, patient monitor devices, sensors, cables and other products, we may need to initiate a recall of such devices. Furthermore, our new products or significantly modified marketed products could be denied 510(k) clearance and be required to undergo the more burdensome PMA or de novo review processes. The process of obtaining clearance of a de novo request or approval of a PMA is much more costly, lengthy and uncertain than the process for obtaining 510(k) clearance. Clearance of a de novo request generally takes six months to one year from the time of submission of the de novo request, although it can take longer. Approval of a PMA generally takes one to three years from the time of submission of the PMA, but may be longer.
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
In 2013, the FDA inspected our facility in Irvine, California and issued an FDA Form 483 listing observations the investigator believed may constitute violations of statutes or regulations administered by the FDA, including observations relating to complaint handling, medical device reporting and corrective and preventative action (CAPA) procedures. In 2014, the FDA also inspected our facility in Mexicali, Mexico and issued a Form 483 listing observations relating to our CAPA procedures, documentation practices associated with our device history records and procedures for employee training. We submitted responses to both Form 483s. In August 2014, we received from the FDA a final inspection report closing out the Mexicali inspection and a warning letter (the Warning Letter) related to the Irvine inspection. We submitted a response (the Response Letter) to the Warning Letter and attended a regulatory meeting with the FDA in September 2014. At the meeting, in addition to discussing our Response Letter, the FDA raised issues beyond the scope of the Warning Letter in the areas of Good Manufacturing Practices, quality, bioresearch monitoring and labeling/promotion. We have been in communication with the FDA since the meeting and are working to resolve the issues raised by the FDA. Although the FDA has yet to close out the Warning Letter, the FDA resumed issuing certificates to foreign governments (CFGs) for products manufactured in our Irvine, California facility in January 2016, which allows us to continue to register and import products into certain countries that require CFGs. We do not know what further actions, if any, the FDA will take in connection with these issues. If we are unable to resolve the issues raised by the FDA, our business, financial condition and results of operations could be adversely affected.
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

*Failure to obtain regulatory authorizations in foreign jurisdictions may prevent us from marketing our products abroad.
We currently market and intend to continue to market our products internationally. Outside of the U.S., we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The regulatory registration/licensing process varies among international jurisdictions, may require additional product testing, and may differ from that required for obtaining FDA clearance. FDA clearance does not ensure new product registration/licensing by foreign regulatory authorities and we may be unable to obtain foreign regulatory registration/licensing on a timely basis, if at all. In addition, clearance by one foreign regulatory authority does not ensure clearance by any other foreign regulatory authority or by the FDA. If we fail to receive necessary approvals to commercialize our products in foreign jurisdictions on a timely basis, or at all, our business, financial condition and results of operations could be adversely affected.
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
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of medical devices. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or whether FDA regulations, guidance or interpretations will be changed, and what the impact of such changes, if any, may be. However, any future regulatory changes could make it more difficult for us to maintain or attain approval to develop and commercialize our products and technologies.
*If our products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions, including recall of our products.
Under the FDA medical device reporting regulations, we are required to report to the FDA any incident in which a product of ours may have caused or contributed to a death or serious injury or in which a product of ours malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. In addition, all manufacturers placing medical devices in the European Union (EU) are legally required to report any serious or potentially serious incidents involving devices produced or sold by the manufacturer to the relevant authority in those jurisdictions where any such incident occurred.
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
We may initiate certain field actions, such as a correction or removal of our products in the future. A correction is a repair, modification, adjustment, relabeling, destruction or inspection of a device, without its physical removal from its point of use to some other location. A removal is the physical removal of a device from its point of use to some other location for repair, modification, adjustment, relabeling, destruction or inspection. If a correction or removal is initiated to reduce a health risk posed by our device, or to remedy a violation of the FDCA caused by the device that may present a risk to health, the correction or removal must be reported to the FDA. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations.

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
*Promotion of our products using claims that are off-label, unsubstantiated, false or misleading could subject us to substantial penalties.
Obtaining 510(k) clearance permits us to promote our products for the uses cleared by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products off-label because the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. While we may request additional cleared indications for our current products, the FDA may deny those requests, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any cleared product as a condition of clearance. If the FDA determines that we or our OEM partners have promoted our products for off-label use or have made false or misleading or inadequately substantiated promotional claims, it could request that we or our OEM partners modify those promotional materials or take regulatory or enforcement actions, including the issuance of an untitled letter, warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities may take action if they consider our promotional or training materials to constitute promotion of an uncleared or unapproved use. Although, depending on the facts and circumstances, such promotion might be protected speech under the First Amendment to the U.S. Constitution, we cannot be sure that government authorities or a court would accept such an argument. If not successfully defended, enforcement actions related to off-label promotion, could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In any such event, in addition to potential extensive fines and penalties, our reputation could be damaged and adoption of our products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could conclude that we have engaged in off-label promotion.
In addition to promoting our products in a manner consistent with our clearances, we must have adequate substantiation for the claims we make for our products. If any of our claims are determined to be either false, misleading or deceptive, our products could be considered to be misbranded under the FDCA or to violate the Federal Trade Commission Act.
*We may be subject to or otherwise affected by federal and state health care laws, including fraud and abuse laws and health information privacy and security laws, and could face substantial penalties if we are unable to fully comply with these laws.
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
In April 2011, we were informed by the U.S. Attorney’s Office for the Central District of California, Civil Division, that a qui tam complaint had been filed against us in the U.S. District Court for the Central District of California by three of our former physician office sales representatives. The qui tam complaint alleged, among other things, that our noninvasive hemoglobin products failed to meet their accuracy specifications and that we misled the FDA and customers regarding the accuracy of the products. In November 2011, the U.S. declined to intervene in the case, and in October 2013, the District Court granted summary judgment in our favor. The former sales representatives appealed the District Court’s decision and an argument on the appeal was held in the Ninth Circuit Court of Appeals in February 2016 resulting in the Ninth Circuit Court of Appeals’ affirmation of the District Court’s summary judgment.
In the third quarter of 2013, we were notified that the FDA and the U.S. Attorney’s Office for the Central District of California, Criminal Division (USAO) were investigating the allegations regarding our noninvasive hemoglobin products. In the second quarter of 2014, we received grand jury subpoenas requesting documents pertaining to, among other things, the testing, marketing and sales of our Pronto® and Pronto-7® products. In May 2015, we received a letter from the USAO stating that, as of the date of the letter, the USAO had decided not to initiate any criminal charges against us or any of our current or former employees in connection with its investigation. The USAO reserved the right to revisit its decision at any time.
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
Changes in the health care industry in the U.S. and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business. In 2010, President Obama signed health care reform legislation into law that required most individuals to have health insurance, established new regulations on health plans, created insurance pooling mechanisms and reduced Medicare spending on services provided by hospitals and other providers. Beginning in January 2013, this legislation also imposed significant new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, as well as related compliance and reporting obligations. Although President Obama signed into law a bill that included a two-year suspension of the medical device tax beginning in January 2016, such tax may be reimposed on medical device makers beginning in January 2018 if such suspension is not extended or the medical device tax is not permanently repealed.
Moreover, the Physician Payment Sunshine Act (the Sunshine Act), which was enacted by Congress as part of the Patient Protection and Affordable Care Act in March 2010, requires medical device companies to track and publicly report, with limited exceptions, all payments and transfers of value to physicians and teaching hospitals in the U.S. Implementing regulations for these tracking and reporting obligations were finalized in 2013, and companies are now required to track payments made since August 2013. If we fail to comply with the data collection and reporting obligations imposed by the Sunshine Act, we may be subject to substantial civil monetary penalties.
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
Consistent with or in addition to Congressional or state reforms, CMS, the federal agency that administers the Medicare and Medicaid programs, could change its current policies that affect coverage and reimbursement for our products. For example, in 2007, CMS determined that certain uses of pulse oximetry monitoring are eligible for separate Medicare payment in the hospital outpatient setting when no separately payable hospital outpatient services are reported on the same date of service. However, CMS re-examines the reimbursement rates for hospital inpatient and outpatient and physician office settings each year and could either increase or decrease the reimbursement rate for procedures utilizing our products. We are unable to predict when legislation or regulation that affects our business may be proposed or enacted in the future or what effect any such legislation or regulation would have on our business. Any such legislation, regulation or policies that affect the coverage and reimbursement of our current or future products, or the procedures utilizing our current or future products, could cause our sales to decrease and our revenue to decline.
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
Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that, as of July 2, 2016, a number of our stockholders, including certain of our directors and executive officers, continue to own shares of Cercacor stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.
Due to the interrelated nature of Cercacor with us, conflicts of interest will arise with respect to transactions involving business dealings between us and Cercacor, potential acquisitions of businesses or products, the development and ownership of technologies and products, the sale of products, markets and other matters in which our best interests and the best interests of our stockholders may conflict with the best interests of the stockholders of Cercacor. In addition, we and Cercacor may disagree regarding the interpretation of certain terms in the Cross-Licensing Agreement. We cannot guarantee that any conflict of interest will be resolved in our favor, or that, with respect to our transactions with Cercacor, we will negotiate terms that are as favorable to us as if such transactions were with another third-party.
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
We are highly dependent on our senior management, especially Joe Kiani, our Chief Executive Officer, and other key officers. We are also heavily dependent on our engineers and field sales team, including sales representatives and clinical specialists. Our success will depend on our ability to retain our current management, engineers and field sales team and, in order to manage current operations and growth effectively, to attract and retain qualified personnel in the future, including scientists, clinicians, engineers and other highly skilled personnel. As competition for senior management, engineers and field sales personnel is intense, we may not be able to retain our personnel. In addition, some of our key personnel may hold stock options with an exercise price that is greater than our recent closing prices, which may minimize the retention value of these options. The loss of the services of members of our key personnel, or the inability to attract and retain qualified personnel in the future, could prevent the implementation and completion of our objectives, including the development and introduction of our products. In general, our key personnel may terminate their employment at any time and for any reason without notice.
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
We derive a portion of our net sales from international operations. For the six months ended July 2, 2016 and July 4, 2015, approximately 28.4% and 27.6%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we could be exposed to potentially significant penalties if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.
On June 23, 2016, the United Kingdom (UK) held a referendum pursuant to which voters elected to leave the EU, commonly referred to as Brexit. As a result of UK voters’ election to leave the EU, the British government is expected to begin negotiating the terms of the UK’s future relationship with the EU. Although the long-term effects of Brexit will depend on any agreements the UK makes to retain access to the EU markets, Brexit has created additional uncertainties that may ultimately result in new regulatory costs and challenges for medical device companies and increased restrictions on imports and exports throughout Europe, which could adversely affect our ability to conduct and expand our operations in Europe and which may have an adverse effect on our business, financial condition and results of operations. In addition, Brexit may also increase the possibility that other countries may decide to leave the EU in the future.
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
We market our products in certain foreign markets through our subsidiaries and other international distributors. As a result, events that result in global economic uncertainty could also adversely affect our results of operations. For example, the announcement of Brexit caused significant volatility in global economic markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. Dollar relative to certain other foreign currencies in which we conduct business, which may expose us to gains and losses on foreign currency transactions and a potential devaluation of the local currencies of our customers relative to the U.S. Dollar. While a majority of our sales are transacted in U.S. Dollars, some of our sales agreements with foreign customers provide for payment in currencies other than the U.S. Dollar. These foreign currency revenues, when converted into U.S. Dollars, can vary depending on average exchange rates during a respective period. Specifically, during the six months ended July 2, 2016, our foreign currency revenue was negatively impacted by $0.8 million, as compared to foreign exchange rates from the six months ended July 4, 2015, which resulted from unfavorable movements in foreign exchange rates that reduced the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies, primarily in Europe. Similarly, certain of our foreign sales support subsidiaries transact business in their respective country’s local currency, which is also their functional currency. As a result, expenses of these foreign subsidiaries when converted into U.S. Dollars can vary depending on average monthly exchange rates during a respective period. We are also exposed to foreign currency gains or losses on outstanding foreign currency denominated receivables and payables. When converted to U.S. Dollars, these receivables and payables can vary depending on the monthly exchange rates at the end of the period. In addition, certain intercompany transactions may give rise to realized and unrealized foreign currency gains or losses based on the currency underlying such intercompany transactions. Accordingly, our operating results are subject to fluctuations in foreign currency exchange rates.
The balance sheets of our foreign subsidiaries whose functional currency is not the U.S. Dollar are translated into U.S. Dollars at the rate of exchange at the balance sheet date and the statements of operations and cash flows are translated into U.S. Dollars using the average monthly exchange rate during the period. Any foreign currency exchange gain or loss as a result of translating the balance sheets of our foreign subsidiaries whose functional currency is not the U.S. Dollar is included in equity as a component of accumulated other comprehensive income (loss).
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
We rely on our manufacturing facilities in Mexicali, Mexico; Irvine, California; Hudson, New Hampshire; and Danderyd, Sweden. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair. Our facilities may be affected by natural or man-made disasters. Earthquakes are of particular significance since some of our facilities are located in an earthquake-prone area. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist or terrorist organizations, epidemics, communication failures, fire, floods and similar events. In the event that one of our facilities is affected by a natural or man-made disaster, we would be forced to rely on third-party manufacturers if we could not shift production to our other manufacturing facilities. Furthermore, our insurance for damage to our property and the disruption of our business from casualties may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If we are forced to seek alternative facilities, or if we voluntarily expand one or more of our manufacturing operations to new locations, we may incur additional transition costs and we may experience a disruption in the supply of our products until the new facilities are available and operating.
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
*Our suppliers may not supply us with a sufficient amount of materials and components or materials and components of adequate quality.
We depend on certain sole or limited source suppliers for key materials and components of our noninvasive patient monitoring solutions, and if we are unable to obtain these components on a timely basis, we will not be able to deliver our noninvasive patient monitoring solutions to customers. Also, we cannot guarantee that any of the materials or components that we purchase, if available at all, will be of adequate quality. From time to time, there are industry-wide shortages of several electronic components that we use in our noninvasive blood constituent patient monitoring solutions. We may experience delays in production of our products if we fail to identify alternate vendors for materials and components, if any parts supply is interrupted or reduced or if there is a significant increase in production costs, each of which could adversely affect our business, financial condition and results of operations.
If we fail to comply with the reporting obligations of the Securities Exchange Act of 1934, as amended, and Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or if we fail to maintain adequate internal control over financial reporting, our business, results of operations and financial condition and investors’ confidence in us could be materially and adversely affected.
As a public company, we are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, as amended, including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner and meet our reporting obligations in their entirety could subject us to penalties under federal securities laws and regulations of The NASDAQ Stock Market LLC, expose us to lawsuits and restrict our ability to access financing on favorable terms, or at all.
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
For example, the Dodd-Frank Act includes provisions regarding “conflict minerals” (generally tin, tantalum, tungsten and gold) that are mined in the Democratic Republic of Congo and adjoining countries (the DRC region), and in June 2016, the EU adopted its own regulation on conflict minerals that covers the sourcing of conflict minerals from anywhere in the world. The provisions of the Dodd-Frank Act require us to undertake comprehensive due diligence to determine whether conflict minerals used in our products, including any portion of our products manufactured by third parties, financed or benefited armed groups in the DRC region. The rules also require us to file conflict mineral reports with the SEC annually. We have incurred, and expect to continue to incur, additional costs to comply with these rules, including costs related to determining the source of origin of conflict minerals used in our products. Given the complexity of our supply chain, we may face difficulties if our suppliers are unwilling or unable to verify the origin of all conflict minerals used in our products. Furthermore, our ongoing compliance with these rules could affect the pricing, sourcing and availability of minerals used in the manufacture of our products. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are free of conflict minerals. To maintain high standards of corporate governance and public disclosure, we have invested in, and intend to continue to invest in, reasonably necessary resources to comply with such evolving standards. These investments have resulted in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities and may continue to do so in the future.
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
The manufacture and sale of products using Masimo SET® and licensed rainbow® technology expose us to product liability claims and product recalls, including, but not limited to, those that may arise from unauthorized off-label use, which is use of a device in a manner outside the indications for use cleared by the FDA, malfunctions, design flaws or manufacturing defects related to our products or the use of our products with incompatible components or systems. For example, in April 2014, an amended putative class action complaint was filed against us alleging product liability and negligence claims in connection with pulse oximeters that we modified and provided at the request of the study investigators for use in a randomized trial at the University of Alabama. In August 2015, the Court granted summary judgment in favor of Masimo, rejecting the plaintiffs’ claims. The plaintiffs have appealed the Court’s decision. While we believe we have good and substantial defenses to the claims, there is no guarantee that we will ultimately prevail. In addition, we cannot be certain that our product liability insurance will be sufficient to cover any or all damages or claims asserted in this case or any other product liability claims that may be brought against us in the future. Furthermore, we may not be able to obtain or maintain insurance in the future at satisfactory rates or in adequate amounts to protect us against any product liability claims. Any losses that we may suffer from product liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our technology and products, together with the corresponding diversion of the attention of our key employees, may subject us to significant damages and could adversely affect our business, financial condition and results of operations.
*We may incur environmental and personal injury liabilities related to certain hazardous materials used in our operations.
Our manufacturing processes involve the use, generation and disposal of certain hazardous materials and wastes, including silicone adhesives, solder and solder paste, sealants, epoxies and various solvents such as methyl ethyl ketone, acetone and isopropyl alcohol. As a result, we are subject to stringent federal, state and local laws relating to the protection of the environment, including those governing the use, handling and disposal of hazardous materials and wastes. For example, products that we sell in Europe are subject to regulation in the EU markets under the Restriction of the Use of Hazardous Substances Directive (RoHS). RoHS prohibits companies from selling products that contain certain hazardous materials, including lead, mercury, cadmium, chromium, polybrominated biphenyls and polybrominated diphenyl ethers, in EU member states. In addition, the EU’s Registration, Evaluation, Authorization, and Restriction of Chemicals Directive also restricts substances of very high concern in products. Compliance with such regulations may be costly and, therefore, we may be forced to incur significant costs to comply with environmental regulations.
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
Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cybersecurity attacks pose a risk to the security of Masimo’s and our customers’, partners’, suppliers’ and third-party service providers’ products, systems and networks, and the confidentiality, availability and integrity of any underlying information and data. Our ability to effectively manage and maintain our internal business information, and to ship products to customers and invoice them on a timely basis, depends significantly on our enterprise resource planning system and other information systems. Portions of our information technology systems may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. In addition, interfaces between our products and our customers’ computer network could provide additional opportunities for cybersecurity attacks on us and our customers. The techniques used to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of confidential or otherwise protected information and corruption of data. As a result, there can be no assurance that our protective measures will prevent or detect security breaches that could have a significant impact on our business, reputation, financial condition and results of operations. The failure of these systems to operate or integrate effectively with other internal, customer, supplier or third-party service provider systems and to protect the underlying information technology system and data integrity, including from cyber-attacks, intrusions or other breaches or unauthorized access of these systems, or any failure by us to remediate any such attacks or breaches, may also result in damage to our reputation or competitiveness, delays in product fulfillment and reduced efficiency of our operations, and could require significant capital investments to remediate any such failure, problem or breach, all of which could adversely affect our business, financial condition and results of operations.
*Our operating results may be adversely affected by unfavorable economic and market conditions.
Many of the countries in which we operate, including the U.S. and several of the members of the EU, have experienced and continue to experience uncertain economic conditions resulting from global as well as local factors, such as Brexit. Our business or financial results may be adversely impacted by these uncertain economic conditions, including: adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; inflation; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. In addition, we cannot predict how future economic conditions will affect our critical customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our results of operations or financial condition.
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

In addition, under our Restated Credit Facility, we are required to satisfy and maintain specified financial ratios and other affirmative covenants. Our ability to meet those financial ratios and affirmative covenants could be affected by events beyond our control and, therefore, we cannot be assured that we will be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under the Restated Credit Facility. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the Restated Credit Facility immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. As of July 2, 2016, we had $175.0 million outstanding under the Restated Credit Facility and were in compliance with all applicable covenants.
Risks Related to Our Stock
*Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From January 4, 2016 to July 2, 2016, our closing stock price ranged from $35.12 to $52.52 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
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
As of July 2, 2016, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 14.7% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and Board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

*You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options, vesting of outstanding restricted stock units (RSUs) or the grant of future equity awards by us.
As of July 2, 2016, approximately 16.4 million shares of our common stock were reserved for future issuance under our two equity incentive plans, approximately 9.3 million of which were subject to options outstanding as of that date at a weighted-average exercise price of $27.64 per share and approximately 2.7 million of which were subject to outstanding RSUs. To the extent outstanding options are exercised or outstanding RSUs vest, our existing stockholders may incur dilution. We rely on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.
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

In September 2015, our Board authorized a stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. As of July 2, 2016, approximately 2.9 million shares remained available for repurchase under this program. Any repurchase of our common stock will be at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. In addition, under certain circumstances, our Restated Credit Facility may limit or restrict our ability to repurchase our stock. In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our Board may modify or amend our stock repurchase program at any time at its discretion without stockholder approval.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
Stock repurchases during each fiscal month of the quarter ended July 2, 2016 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 3, 2016 to April 30, 2016	—	$—	—	3,301,215
May 1, 2016 to May 28, 2016	—	—	—	3,301,215
May 29, 2016 to July 2, 2016	400,000	51.30	400,000	2,901,215
Total	400,000	$51.30	400,000	2,901,215

(1)
In September 2015, our board of directors authorized a stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. The stock repurchase program, which was announced by the Company in a press release dated November 5, 2015, may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. As of July 2, 2016, 2.9 million shares remained authorized for repurchase under this program.

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

MASIMO CORPORATION

Date: August 3, 2016	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: August 3, 2016	By:	/s/ MARK P. DE RAAD
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)
3.2	(2)	Amended and Restated Bylaws adopted on October 20, 2011 (Exhibit 3.2)
4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)
4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999, between Masimo Corporation and certain of its stockholders (Exhibit 4.2)
4.3#	(3)	Masimo Retirement Savings Plan (Exhibit 4.7)
10.1*		Single-Tenant Lease, relating to the premises at 9600 Jeronimo, dated as of July 13, 2016, by and between Masimo Corporation and The Irvine Company LLC
12.1*		Statement Regarding the Computation of Ratio of Earnings to Fixed Charges
31.1*		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*		Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*		Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 2, 2016 and January 2, 2016, (ii) Condensed Consolidated Statements of Income for the six months ended July 2, 2016 and July 4, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the six months ended July 2, 2016 and July 4, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2016 and July 4, 2015, and (v) Notes to Condensed Consolidated Financial Statements.
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