Form 10-Q
period 2016-10-01
MASIMO CORP
filed 2016-11-02
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of October 1, 2016
Common stock, $0.001 par value	49,677,592

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED OCTOBER 1, 2016

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	October 1, 2016	January 2, 2016
ASSETS
Current assets
Cash and cash equivalents	$125,988	$132,317
Accounts receivable, net of allowance for doubtful accounts of $1,794 and $1,967 at October 1, 2016 and January 2, 2016, respectively.	94,374	80,960
Inventories	67,047	62,038
Other current assets	37,213	23,827
Total current assets	324,622	299,142
Deferred cost of goods sold	83,066	71,718
Property and equipment, net	133,150	132,466
Intangible assets, net	29,816	27,556
Goodwill	20,252	20,394
Deferred tax assets	39,403	44,320
Other non-current assets	9,144	6,139
Total assets	$639,453	$601,735
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$32,232	$25,865
Accrued compensation	37,099	38,415
Accrued and other current liabilities	42,867	47,073
Deferred revenue	32,137	21,280
Total current liabilities	144,335	132,633
Long term debt	152,500	185,071
Other non-current liabilities	9,431	8,319
Total liabilities	306,266	326,023
Commitments and contingencies
Equity
Masimo Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at October 1, 2016 and January 2, 2016	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 49,677 and 49,881 shares issued and outstanding at October 1, 2016 and January 2, 2016, respectively	50	50
Treasury stock, 14,255 and 12,759 shares at October 1, 2016 and January 2, 2016, respectively	(404,276)	(340,873)
Additional paid-in capital	368,501	332,417
Accumulated other comprehensive loss	(5,019)	(4,739)
Retained earnings	373,931	288,560
Total Masimo Corporation stockholders’ equity	333,187	275,415
Noncontrolling interest	—	297
Total equity	333,187	275,712
Total liabilities and equity	$639,453	$601,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenue:
Product	$160,286	$144,603	$488,183	$439,572
Royalty	7,335	7,972	23,241	23,266
Total revenue	167,621	152,575	511,424	462,838
Cost of goods sold	57,499	50,343	171,954	154,600
Gross profit	110,122	102,232	339,470	308,238
Operating expenses:
Selling, general and administrative	57,845	59,607	184,244	182,072
Research and development	15,673	14,485	44,856	42,808
Total operating expenses	73,518	74,092	229,100	224,880
Operating income	36,604	28,140	110,370	83,358
Non-operating income (expense)	(546)	(1,050)	423	(2,022)
Income before provision for income taxes	36,058	27,090	110,793	81,336
Provision for income taxes	8,285	9,161	25,420	24,889
Net income including noncontrolling interest	27,773	17,929	85,373	56,447
Net loss attributable to the noncontrolling interest	—	1,396	—	2,752
Net income attributable to Masimo Corporation stockholders	$27,773	$19,325	$85,373	$59,199

Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.56	$0.38	$1.73	$1.15
Diluted	$0.52	$0.36	$1.62	$1.10

Weighted-average shares used in per share calculations:
Basic	49,477	50,974	49,386	51,653
Diluted	53,565	53,686	52,837	53,946
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income including noncontrolling interest	$27,773	$17,929	$85,373	$56,447
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(470)	112	(280)	(2,246)
Total comprehensive income	27,303	18,041	85,093	54,201
Comprehensive loss attributable to noncontrolling interest	—	1,396	—	2,752
Comprehensive income attributable to Masimo Corporation stockholders	$27,303	$19,437	$85,093	$56,953
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	October 1, 2016	October 3, 2015
Cash flows from operating activities:
Net income including noncontrolling interest	$85,373	$56,447
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	12,355	11,603
Stock-based compensation	9,693	8,132
Loss on disposal of property, equipment and intangibles	478	423
Gain on deconsolidation of variable interest entity	(273)	—
Provision for doubtful accounts	127	506
Provision for deferred income taxes	5,002	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(13,525)	(5,048)
Increase in inventories	(5,092)	(3,755)
Increase in other current assets	(12,911)	(5,003)
Increase in deferred cost of goods sold	(11,278)	(1,007)
Increase in other non-current assets	(2,317)	(3,661)
Increase (decrease) in accounts payable	9,232	(4,179)
Decrease in accounts payable to related party	(1,092)	—
Decrease in accrued compensation	(810)	(1,436)
Increase (decrease) in accrued liabilities	862	(482)
Increase in deferred revenue	10,857	3,465
Increase (decrease) in other non-current liabilities	1,149	(272)
Net cash provided by operating activities	87,830	55,733
Cash flows from investing activities:
Purchases of property and equipment, net	(13,697)	(40,520)
Increase in intangible assets	(3,969)	(3,486)
Reduction in cash resulting from deconsolidation of variable interest entity	(763)	—
Net cash used in investing activities	(18,429)	(44,006)
Cash flows from financing activities:
Borrowings under line of credit	45,000	107,500
Repayments on line of credit	(77,500)	(42,500)
Debt issuance costs	(621)	—
Repayments of capital lease obligations	(72)	(81)
Proceeds from issuance of common stock	26,063	24,942
Payroll tax withholdings on behalf of employees for stock options	—	(472)
Repurchases of common stock	(68,218)	(130,157)
Issuance of equity by noncontrolling interest, net of equity issued	—	4
Net cash used in financing activities	(75,348)	(40,764)
Effect of foreign currency exchange rates on cash	(382)	(1,835)
Net decrease in cash and cash equivalents	(6,329)	(30,872)
Cash and cash equivalents at beginning of period	132,317	134,453
Cash and cash equivalents at end of period	$125,988	$103,581
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The condensed consolidated balance sheet as of January 2, 2016 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (fiscal year 2015), filed with the SEC on February 24, 2016. The results for the nine months ended October 1, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016 (fiscal year 2016) or for any other interim period or for any future year.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by-contract basis. There were no transfers between Level 1, Level 2 and Level 3 inputs during the nine months ended October 1, 2016. The Company carries cash and cash equivalents at cost, which approximates fair value. As of October 1, 2016 and January 2, 2016, the Company did not have any short-term investments.
The following tables represent the Company’s financial assets (in thousands), measured at fair value on a recurring basis:

October 1, 2016	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents
Cash	$62,488	$—	$—	$62,488	$62,488
Level 1:
Bank Time Deposits	62,500	—	—	62,500	62,500
Money Market Funds	1,000	—	—	1,000	1,000
Subtotal	63,500	—	—	63,500	63,500
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
Total assets measured at fair value	$125,988	$—	$—	$125,988	$125,988

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

January 2, 2016	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents
Cash	$57,168	$—	$—	$57,168	$57,168
Level 1:
Bank Time Deposits	55,000	—	—	55,000	55,000
Money Market Funds	20,149	—	—	20,149	20,149
Subtotal	75,149	—	—	75,149	75,149
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
Total assets measured at fair value	$132,317	$—	$—	$132,317	$132,317
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using a standard cost method, which approximates the first in, first out method, and includes material, labor and overhead costs. Inventory reserves are recorded for inventory items that have become excess or obsolete or are no longer used in current production and for inventory items that have a market price less than carrying value in inventory.
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
Intangible Assets
The Company’s policy is to renew its patents and trademarks. Total renewal costs for patents and trademarks were $0.5 million and $0.4 million for the nine months ended October 1, 2016 and October 3, 2015, respectively. As of October 1, 2016, the weighted-average number of years until the next renewal was one year for patents and six years for trademarks. Costs to renew patents and trademarks are capitalized and amortized over the remaining useful life of the intangible asset. The Company continually evaluates the amortization period and carrying basis of patents and trademarks to determine whether any events or circumstances warrant a revised estimated useful life or reduction in value. Capitalized application costs are charged to operations when it is determined that the patent or trademark will not be obtained or is abandoned.
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
No impairment of goodwill, intangible assets or other long-lived assets was recorded during the three and nine months ended October 1, 2016 and October 3, 2015.
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
Changes in the product warranty accrual were as follows (in thousands):

	Nine Months Ended
	October 1, 2016	October 3, 2015
Warranty accrual, beginning of period	$1,222	$1,416
Accrual for warranties issued	722	679
Changes to pre-existing warranties (including changes in estimates)	99	(52)
Settlements made	(751)	(828)
Warranty accrual, end of period	$1,292	$1,215
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
The change in accumulated other comprehensive loss was as follows (in thousands):

Nine Months Ended October 1, 2016
Accumulated other comprehensive loss, beginning of period	$(4,739)
Foreign currency translation adjustments	(280)
Accumulated other comprehensive loss, end of period	$(5,019)
Net Income Per Share
Basic net income per share attributable to Masimo Corporation for the three and nine months ended October 1, 2016 and October 3, 2015 is computed by dividing net income attributable to Masimo Corporation stockholders by the weighted-average number of shares outstanding during each period. The diluted net income per share attributable to Masimo Corporation stockholders for the three and nine months ended October 1, 2016 and October 3, 2015 is computed by dividing the net income attributable to Masimo Corporation stockholders by the weighted-average number of shares and potential shares outstanding during each period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of restricted share units (RSUs). For the three and nine months ended October 1, 2016, 0.1 million and 1.4 million, respectively, weighted options to purchase shares of common stock were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the three and nine months ended October 3, 2015, 0.5 million and 0.6 million, respectively, weighted options to purchase shares of common stock were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the three and nine months ended October 1, 2016, certain RSUs were considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of October 1, 2016, 2.7 million weighted average shares related to such RSUs have been excluded from the calculation of potential shares. Based on authoritative accounting guidance, the Company adjusted its net income including noncontrolling interest by the amount of net (income) loss attributable to the noncontrolling interest for the three and nine months ended October 3, 2015 to determine its net income attributable to its stockholders. Since the Company discontinued consolidating Cercacor effective January 3, 2016, a similar adjustment was not required for the three and nine months ended October 1, 2016.
A reconciliation of basic and diluted net income per share attributable to Masimo Corporation stockholders is as follows (in thousands, except per share amounts):

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income attributable to Masimo Corporation stockholders:
Net income including noncontrolling interest	$27,773	$17,929	$85,373	$56,447
Net loss attributable to the noncontrolling interest	—	1,396	—	2,752
Net income attributable to Masimo Corporation stockholders	$27,773	$19,325	$85,373	$59,199
Basic net income per share attributable to Masimo Corporation stockholders:
Net income attributable to Masimo Corporation stockholders	$27,773	$19,325	$85,373	$59,199
Weighted-average shares outstanding - basic	49,477	50,974	49,386	51,653
Basic net income per share attributable to Masimo Corporation stockholders	$0.56	$0.38	$1.73	$1.15
Diluted net income per share attributable to Masimo Corporation stockholders:
Weighted-average shares outstanding - basic	49,477	50,974	49,386	51,653
Diluted share equivalent: stock options and RSUs	4,088	2,712	3,451	2,293
Weighted-average shares outstanding - diluted	53,565	53,686	52,837	53,946
Diluted net income per share attributable to Masimo Corporation stockholders	$0.52	$0.36	$1.62	$1.10
Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Nine Months Ended
	October 1, 2016	October 3, 2015
Cash paid during the year for:
Interest (net of amounts capitalized)	$2,603	$1,548
Income taxes	25,753	29,854
Noncash investing and financing activities:
Unpaid purchases of property, plant and equipment	$1,232	$7,093
Unsettled common stock proceeds from option exercises	476	—
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The new standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on stock-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of stock-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard during the first quarter of the fiscal year ending December 31, 2016. The early adoption of this standard resulted in a $7.7 million reduction to the Company’s income tax provision for the nine months ended October 1, 2016.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02). The amended standard applies to entities in all industries and eliminates the deferral of certain consolidation standards for entities considered to be investment companies, as well as modifies the consolidation analysis performed on certain types of legal entities. ASU 2015-02 is effective for annual and interim fiscal reporting periods beginning after December 15, 2015, and may be applied retrospectively, with early adoption permitted. The Company adopted this standard during the first quarter of the fiscal year ending December 31, 2016, and its adoption did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In August 2016, the FASB issued Accounting Standards Update No. 2016-15,  Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The new standard amended the existing accounting standards for the Statement of Cash Flows and provides guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim fiscal reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the expected impact of this standard but does not expect it to have a material impact on its consolidated financial statements.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The new standard requires entities to use a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect. The entity’s estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for annual and interim fiscal reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the expected impact of this standard but does not expect it to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842): (ASU 2016-02). The new standard requires lessees to recognize most leases on their balance sheets but continue to recognize lease expenses in their income statement in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expense related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. ASU 2016-02 is effective for annual and interim fiscal reporting periods beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the expected impact of this standard on its consolidated financial statements, but anticipates that, among other things, the required recognition of a lease liability and related right-of-use asset will significantly increase both the assets and liabilities recognized and reported on its balance sheet.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The standard permits the use of either the retrospective or cumulative effect transition method upon adoption. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14), which amended ASU 2014-09, providing for a one year deferral period for the implementation of ASU 2014-09. ASU 2014-09 will now be effective for annual and interim periods beginning on or after December 15, 2017. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations under FASB ASC Topic 606 (ASU 2016-08), which provides guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing (ASU 2016-10), which amended ASU 2014-09 by providing clarity in identifying performance obligations and licensing implementation guidance.
In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients (ASU 2016-12), which further amended ASU 2016-09 by providing additional clarity in recognizing revenue from contracts that have been modified prior to the transition period to the new standard, as well as providing additional disclosure requirements for businesses and other organizations that make the transition to the new standard by adjusting amounts from prior reporting periods via retrospective application. The Company is continuing to evaluate the expected impact of this standard on its consolidated financial statements but anticipates, among other things, that the adoption of such standard will result in the acceleration of certain revenue from product sales to distributors that is currently deferred under the “sell-through” method, as well as the capitalization and deferral of certain contract-related costs that are currently expensed when incurred.
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
Cercacor
Cercacor is an independent entity spun off from the Company to its stockholders in 1998. Joe Kiani, the Company’s Chairman and Chief Executive Officer (CEO), is also the Chairman and CEO of Cercacor. The Company is a party to a Cross-Licensing Agreement with Cercacor, which was most recently amended and restated effective January 1, 2007 (the Cross-Licensing Agreement), that governs each party’s rights to certain intellectual property held by the two companies. In addition, the Company entered into a Services Agreement with Cercacor effective January 1, 2007, which governs the general and administrative services the Company provides to Cercacor.
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
The consolidating statement of operations for the three and nine months ended October 3, 2015, which reflect the Company, Cercacor and related eliminations (in thousands), is included below:

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

	Three Months Ended						Nine Months Ended
	October 3, 2015						October 3, 2015
Consolidating Statement of Operations:	Masimo Corp	Percentage of Revenue	Cercacor	Cercacor Elim	Total	Percentage of Revenue	Masimo Corp	Percentage of Revenue	Cercacor	Cercacor Elim	Total	Percentage of Revenue
Revenue:
Product	$144,603	94.8%	$—	$—	$144,603	94.8%	$439,572	95.0%	$—	$—	$439,572	95.0%
Royalty	7,972	5.2	1,628	(1,628)	7,972	5.2	23,266	5.0	4,473	(4,473)	23,266	5.0
Total revenue	152,575	100.0	1,628	(1,628)	152,575	100.0	462,838	100.0	4,473	(4,473)	462,838	100.0
Cost of goods sold	52,065	34.1	—	(1,722)	50,343	33.0	158,917	34.3	—	(4,317)	154,600	33.4
Gross profit	100,510	65.9	1,628	94	102,232	67.0	303,921	65.7	4,473	(156)	308,238	66.6
Operating expenses:
Selling, general and administrative	58,911	38.6	602	94	59,607	39.1	180,264	38.9	1,964	(156)	182,072	39.3
Research and development	12,103	7.9	2,382	—	14,485	9.5	37,587	8.1	5,221	—	42,808	9.2
Total operating expenses	71,014	46.5	2,984	94	74,092	48.6	217,851	47.1	7,185	(156)	224,880	48.6
Operating income (loss)	29,496	19.3	(1,356)	—	28,140	18.4	86,070	18.6	(2,712)	—	83,358	18.0
Non-operating expense	(1,050)	(0.7)	574	(574)	(1,050)	(0.7)	(2,022)	(0.4)	574	(574)	(2,022)	(0.4)
Income (loss) before provision for income taxes	28,446	18.6	(782)	(574)	27,090	17.8	84,048	18.2	(2,138)	(574)	81,336	17.6
Provision for income taxes	9,121	5.9	40	—	9,161	6.0	24,849	5.4	40	—	24,889	5.4
Net income (loss) including noncontrolling interest	19,325	12.7	(822)	(574)	17,929	11.8	59,199	12.8	(2,178)	(574)	56,447	12.2
Net loss attributable to the noncontrolling interest		—	—	1,396	1,396	0.9	—	—	—	2,752	2,752	0.6
Net income (loss) attributable to Masimo Corporation stockholders	$19,325	12.7%	$(822)	$822	$19,325	12.7%	$59,199	12.8%	$(2,178)	$2,178	$59,199	12.8%

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

4. Related Party Transactions
The Company’s Chairman and CEO is also the Chairman and CEO of Cercacor. The Company is a party to the following agreements with Cercacor:

•
Cross-Licensing Agreement - The Company and Cercacor are parties to the Cross-Licensing Agreement, which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Actual aggregate royalty liabilities to Cercacor under the license were $1.6 million and $4.7 million for the three and nine months ended October 1, 2016, respectively. Actual aggregate royalty liabilities to Cercacor under the license were $1.7 million and $4.3 million for the three and nine months ended October 3, 2015, respectively, which were eliminated in consolidation. The Company had no sales to Cercacor for the three months ended October 1, 2016, and less than $0.1 million for the nine months ended October 1, 2016 under the Cross-Licensing Agreement. There were no similar sales during the three and nine months ended October 3, 2015.

•
Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were less than $0.1 million for each of the three and nine months ended October 1, 2016 and October 3, 2015.

•
Consulting Services Agreement - The Company is also a party to a consulting services agreement (Consulting Agreement) with Cercacor that governs certain engineering consulting and clinical studies support services that Cercacor may provide to the Company from time-to-time. Expenses incurred by the Company related to this Consulting Agreement were less than $0.1 million for the three and nine months ended October 1, 2016 and approximately $0.1 million and $0.3 million for the three and nine months ended October 3, 2015, respectively.

•
Sublease Agreement - In March 2016, the Company entered into a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California (Cercacor Sublease). The Cercacor Sublease began on May 1, 2016 and expires on November 30, 2019. The Company recognized $0.1 million and $0.2 million in sublease income for the three and nine months ended October 1, 2016, respectively.

Net amounts due to Cercacor at October 1, 2016 and January 2, 2016 were less than approximately $0.1 million and $1.1 million, respectively.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

5. Inventories
Inventories consist of the following (in thousands):

	October 1, 2016	January 2, 2016
Raw materials	$31,469	$25,781
Work-in-process	6,174	4,337
Finished goods	29,404	31,920
Total inventories	$67,047	$62,038
6. Other Current Assets
Other current assets consist of the following (in thousands):

	October 1, 2016	January 2, 2016
Prepaid expenses	$13,023	$9,930
Prepaid income taxes	7,996	2,404
Royalties receivable	7,500	7,200
Employee loans and advances	301	320
Due from related party	29	—
Other current assets	8,364	3,973
Total other current assets	$37,213	$23,827
7. Property and Equipment
Property and equipment, net, consists of the following (in thousands):

	October 1, 2016	January 2, 2016
Building and building improvements	$85,564	$78,877
Machinery and equipment	43,184	42,460
Land	23,762	23,738
Computer equipment	15,002	15,023
Tooling	13,234	13,079
Furniture and office equipment	9,502	8,885
Leasehold improvements	8,162	7,734
Demonstration units	979	973
Vehicles	45	45
Construction-in-progress	3,938	7,124
Total property and equipment	203,372	197,938
Accumulated depreciation and amortization	(70,222)	(65,472)
Property and equipment, net	$133,150	$132,466
During the nine months ended October 1, 2016, the Company completed construction on its initial renovations to its new corporate headquarters and research and development facility in Irvine, California, resulting in the reclassification of approximately $3.4 million from construction-in-progress to building and improvements. Approximately $1.2 million of construction costs related to this facility are included in accounts payable as of October 1, 2016.
The gross value of furniture and office equipment under capital lease obligations was $0.4 million as of both October 1, 2016 and January 2, 2016, with accumulated depreciation of $0.3 million as of both October 1, 2016 and January 2, 2016.
For the nine months ended October 1, 2016 and October 3, 2015, depreciation expense of property and equipment was $9.5 million and $8.6 million, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

8. Intangible Assets
Intangible assets, net, consist of the following (in thousands):

	October 1, 2016	January 2, 2016
Patents	$19,449	$21,619
Customer relationships	7,669	7,669
Licenses(1)	7,500	—
Acquired technology	5,580	5,580
Trademarks	3,733	3,944
Capitalized software development costs	2,539	2,539
Other	4,444	2,541
Total intangible assets	50,914	43,892
Accumulated amortization	(21,098)	(16,336)
Intangible assets, net	$29,816	$27,556

(1)
As a result of the deconsolidation of the Company’s prior VIE, Cercacor, $7.5 million of licenses that were previously eliminated in consolidation are now included as part of the Company’s intangible assets at October 1, 2016.

Total amortization expense for the nine months ended October 1, 2016 and October 3, 2015 was $2.8 million and $3.3 million, respectively. All of these intangible assets have a 10 year weighted average amortization period.

Estimated amortization expense for future fiscal years is as follows (in thousands):

Fiscal year	Amount
2016 (balance of year)	$4,424
2017	4,096
2018	3,842
2019	3,479
2020	3,123
Thereafter	10,852
Total	$29,816
9. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	October 1, 2016	January 2, 2016
Accrued customer rebates, fees and reimbursements	$25,066	$11,857
Accrued taxes	4,661	5,263
Accrued legal fees	2,186	5,785
Income taxes payable	1,941	2,777
Accrued warranty	1,292	1,222
Accrued donations	557	5,612
Accrued stock repurchases	—	4,815
Accrued arbitration award	—	5,391
Other	7,164	4,351
Total accrued and other current liabilities	$42,867	$47,073

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

10. Long Term Debt
Long term debt consists of the following (in thousands):

	October 1, 2016	January 2, 2016
Revolving line of credit	$152,500	$185,000
Long term portion of capital lease obligations acquisition	—	71
Total long term debt	$152,500	$185,071
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
As of October 1, 2016, the Restated Credit Facility had outstanding Eurodollar Loan draws totaling $152.5 million at an effective interest rate of 1.8125% and outstanding standby letters of credit totaling $0.3 million. The Company was in compliance with all covenants under the Restated Credit Facility as of October 1, 2016.
The Company incurred interest expense related to the Restated Credit Facility of $3.0 million for the nine months ended October 1, 2016. The Company incurred interest expense related to the Amended Credit Agreement of $1.9 million for the nine months ended October 3, 2015.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

11. Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	October 1, 2016	January 2, 2016
Unrecognized tax benefit	$8,374	$7,747
Deferred revenue, long-term	375	298
Deferred tax liability, long-term	194	194
Other	488	80
Total other non-current liabilities	$9,431	$8,319
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
Stock Repurchase Programs
In September 2015, the Board authorized a stock repurchase program, whereby the Company may purchase up to 5.0 million shares of its common stock over a period of up to three years (2015 Repurchase Program). The 2015 Repurchase Program may be carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. The total remaining shares authorized for repurchase under the 2015 Repurchase Program approximated 2.9 million shares as of October 1, 2016. The Company expects to fund the 2015 Repurchase Program through its available cash, future cash from operations, funds available under the Restated Credit Facility or other potential sources of capital.
The following table provides a summary of the Company’s stock repurchase activities during the three and nine months ended October 1, 2016 and October 3, 2015 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Shares repurchased	—	1,169	1,496	3,545
Average cost per share	$—	$41.44	$42.39	$36.71
Value of shares repurchased	$—	$48,458	$63,403	$130,157

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

13. Stock-Based Compensation
Stock-Based Award Activity
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s stock option plans are as follows (in thousands, except for exercise prices):

	Nine Months Ended October 1, 2016
	Shares	Average Exercise Price
Options outstanding, beginning of period	9,202	$25.46
Granted	1,257	39.34
Canceled	(141)	29.32
Exercised	(1,292)	20.43
Options outstanding, end of period	9,026	$28.05
Options exercisable, end of period	5,222	$26.01
The number of RSUs issued and outstanding under all of the Company’s stock option plans are as follows (in thousands, except for grant date fair value amounts):

	Nine Months Ended October 1, 2016
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
At October 1, 2016, an aggregate of 16.1 million shares of common stock were reserved for future issuance under the Company’s 2007 Stock Incentive Plan (the 2007 Plan) and prior equity incentive plans, of which 4.3 million shares were available for future grant under the 2007 Plan.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Risk-free interest rate	1.0% to 1.3%	1.5% to 1.8%	1.0% to 1.9%	1.3% to 1.9%
Expected term (in years)	5.7	5.5	5.7	5.5
Estimated volatility	30.3% to 31.9%	32.3% to 35.6%	30.3% to 35.7%	32.0% to 37.4%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$17.99	$14.09	$13.42	$11.82
The total stock-based compensation expense for the three and nine months ended October 1, 2016 was $3.5 million and $9.7 million, respectively. The total stock-based compensation expense for the three and nine months ended October 3, 2015 was $2.7 million and $8.1 million, respectively.
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of October 1, 2016 was $283.8 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of October 1, 2016 was $174.8 million. The aggregate intrinsic value of options exercised during the three and nine months ended October 1, 2016 was $11.8 million and $37.1 million, respectively.
The unrecognized stock-based compensation expense related to unvested options and RSUs granted after January 1, 2006 was $28.9 million and $0.2 million as of October 1, 2016, respectively. The weighted-average remaining contractual term of options and RSUs outstanding with an exercise price less than the closing price of the Company’s common stock as of October 1, 2016 was 3.5 years and less than 1.0 year, respectively. The weighted-average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock as of October 1, 2016 was 3.9 years. No RSUs were exercisable as of October 1, 2016.
14. Commitments and Contingencies
Leases
The Company leases certain facilities in North and South America, Europe, the Middle East and Asia under operating lease agreements expiring at various dates through May 2026. Certain facility leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight-line method based on total lease payments. The Company has received leasehold improvement incentives in connection with certain leased facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of each of October 1, 2016 and January 2, 2016, rent expense accrued in excess of the amount paid aggregated $0.6 million and $0.2 million, respectively, which is classified within other current and non-current liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company leases automobiles in the U.S. and Europe that are classified as operating leases and expire at various dates through September 2020. The majority of these leases are non-cancellable. The Company also has outstanding capital leases for office equipment and computer equipment, all of which are non-cancellable.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Future minimum lease payments, including interest, under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands):

	As of October 1, 2016
	Operating Leases	Capital Leases	Total
2016 (balance of year)	$1,501	$11	$1,512
2017	5,819	100	5,919
2018	5,696	14	5,710
2019	4,641	8	4,649
2020	2,607	4	2,611
Thereafter	5,885	—	5,885
Total	$26,149	$137	$26,286
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
Rental expense related to operating leases was $1.5 million and $4.5 million for the three and nine months ended October 1, 2016, respectively, and $1.2 million and $4.1 million for the three and nine months ended October 3, 2015, respectively. Included in the future capital lease payments as of October 1, 2016 is interest aggregating less than $0.1 million.
Employee Retirement Savings Plan
The Company sponsors a qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $0.5 million and $1.6 million to the MRSP for the three and nine months ended October 1, 2016, respectively, and $0.4 million and $1.4 million to the MRSP for the three and nine months ended October 3, 2015 respectively.
In addition, the Company also sponsors various defined contribution plans in certain locations outside of the United States (Subsidiary Plans). For the three and nine months ended October 1, 2016, the Company contributed $0.1 million and $0.2 million, respectively, to the Subsidiary Plans. For the three and nine months ended October 3, 2015, the Company contributed $0.1 million and $0.2 million, respectively, to the Subsidiary Plans.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
For any Qualifying Termination occurring on or after January 1, 2018, the number of shares to be issued to Mr. Kiani pursuant to the RSUs and the cash payment will each be reduced by 10% of the original amount each year (beginning on January 1, 2018) so that after December 31, 2027, no Special Payment will be due to Mr. Kiani upon a Qualifying Termination. As of October 1, 2016, the expense related to the Special Payment that would be recognized in the Company’s condensed consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement was approximately $195.6 million.
As of October 1, 2016, the Company had severance plan participation agreements with seven other executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $42.8 million of purchase commitments as of October 1, 2016, which are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of October 1, 2016, the Company had approximately $0.5 million in unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of October 1, 2016, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash deposits in time deposits and money market accounts with major financial institutions. As of October 1, 2016, the Company had $125.0 million of bank balances, of which $2.1 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations. As of October 1, 2016, the Company had $62.5 million of bank time deposits that are not guaranteed by the U.S. Federal government.
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
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three and nine months ended October 1, 2016, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $94.5 million and $279.8 million, respectively, and for the three and nine months ended October 3, 2015, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $81.0 million and $251.9 million, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

For the three months ended October 1, 2016, the Company had sales through two just-in-time distributors that represented 14.0% and 13.2% of total revenue, respectively. For the three months ended October 3, 2015, the Company had sales through the same two just-in-time distributors that represented 14.5% and 11.6% of total revenue, respectively.
For the nine months ended October 1, 2016, the Company had sales through the same two just-in-time distributors that represented 15.0% and 12.4% of total revenue, respectively. For the nine months ended October 3, 2015, the Company had sales through the same two just-in-time distributors that represented 14.6% and 12.0% of total revenue, respectively.
As of October 1, 2016, one just-in-time distributor represented 11.5% of the Company’s accounts receivable balance. As of January 2, 2016, two just-in-time distributors represented 5.5% and 5.3% of the Company’s accounts receivable balance, respectively.
For the nine months ended October 1, 2016 and October 3, 2015, the Company recorded $23.2 million and $23.3 million, respectively, in royalty revenues from Medtronic. In exchange for these royalty payments, the Company has provided Medtronic the ability to ship its patent infringing product with a covenant not to sue Medtronic as long as Medtronic abides by the terms of the Settlement Agreement (as defined below).
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
On May 23, 2014, Philips filed a motion for leave to amend its answer and counterclaims to allege inequitable conduct. The Court granted Philips’ motion for leave to amend. A jury trial commenced on September 15, 2014 with respect to two of the Company’s patents and one of Philips’ patents. On October 1, 2014, the jury determined that both of the Company’s patents were valid and that the damages amount for Philips’ infringement was $466.8 million. The jury also determined that the Company did not infringe the Philips patent. Philips has indicated that it intends to appeal the damages award once a final judgment has been rendered in the case. On September 18, 2015, the Court set a schedule for the trials related to the Company’s second phase patents against Philips and Philips’ antitrust counterclaims and patent misuse defense, with both trials scheduled to take place in the first quarter of 2017. On November 16, 2015, the Company asserted three antitrust claims against Philips. On December 9, 2015, the Court dismissed with prejudice Philips’ sole remaining patent infringement claim against the Company. On January 4, 2016, the Court granted Philips’ motion to strike the Company’s antitrust counterclaims, ruling that the Company must bring these claims in a separate litigation. On March 4, 2016, the Company filed an additional case against Philips alleging antitrust violations and patent infringement in the District of Delaware. On May 31, 2016, Philips filed a motion to dismiss the Company’s antitrust claims, which is pending before the Court. On June 27, 2016, Philips filed a motion for summary judgment, and a motion to exclude certain testimony by the Company’s experts with respect to the Company’s second phase patent infringement claims, both of which are pending before the Court. On September 12, 2016, Philips filed a motion seeking a bench trial on its antitrust counterclaims and patent-misuse defense, which is pending before the Court. On October 19, 2016, the Company filed a motion for summary judgment with respect to Philips’ antitrust counterclaims and patent-misuse defense, which is pending before the Court. On October 19, 2016, Philips filed a motion to exclude certain testimony by the Company’s experts with respect to Philips’ antitrust counterclaims and patent-misuse defense, which is pending before the Court. On October 31, 2016, the Court denied all of Philips’ motions for summary judgment of no literal infringement with respect to the Company’s second phase patent infringement claims, and denied in part and granted in part Philips’ motions asserting noninfringement under the doctrine of equivalents. The Court also denied Philips’ motion for summary judgment of no willful infringement of one of the Company’s second phase patents, and granted one such motion as to another such patent. The Court denied Philips’ motion asserting the Company is not entitled to lost profits and denied Philips’ motion asserting that it had a noninfringing alternative to the Company’s second phase patents.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The Court also granted the Company’s motion for summary judgment that certain Philips products infringe one of the Company’s second phase patents and held that the Company is entitled to lost profits as to certain second phase patents. The Court also denied various other motions asserting that the Company’s second phase patents are invalid, and granted in part and denied in part various motions regarding the availability of certain lost profits and the admissibility of certain expert testimony. The Company believes that it has good and substantial defenses to the remaining antitrust claims asserted by Philips. The Company is unable to determine whether any loss will occur or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q. Furthermore, there is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.
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
In September 2011, two of the same former sales representatives filed employment-related claims against the Company in arbitration also stemming from their allegations regarding the Company’s noninvasive hemoglobin products. On January 16, 2014, the Company was notified that the arbitrator awarded the plaintiffs approximately $5.4 million in damages (the Arbitration Award). The Company challenged the Arbitration Award in the U.S. District Court for the Central District of California, and on April 3, 2014, the District Court vacated the award. The former sales representatives appealed the District Court’s decision, and the appeal argument was held in the Ninth Circuit Court of Appeals on February 1, 2016. On February 19, 2016, the Ninth Circuit Court of Appeals reversed the decision of the District Court vacating the award, and remanded the case to the District Court with instructions to confirm the Arbitration Award. On March 23, 2016, the District Court entered final judgment confirming the Arbitration Award, and on April 8, 2016 the Company remitted $6.2 million to the plaintiffs in full payment of the Arbitration Award and related interest. On May 18, 2016, the Company filed a petition for a writ of certiorari with the United States Supreme Court seeking reversal of the decision of the Ninth Circuit Court of Appeals. On October 3, 2016, the Supreme Court denied such petition.
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
On January 2, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California by Physicians Healthsource, Inc. The complaint alleges that the Company sent unsolicited facsimile advertisements in violation of the Junk Fax Protection Act of 2005 and related regulations. The complaint seeks $500 for each alleged violation, treble damages if the District Court finds the alleged violations to be knowing, plus interest, costs and injunctive relief. On April 14, 2014, the Company filed a motion to stay the case pending a decision on a related petition filed by the Company with the Federal Communications Commission (FCC). On May 22, 2014, the District Court granted the motion and stayed the case pending a ruling by the FCC on the petition. On October 30, 2014, the FCC granted some of the relief and denied some of the relief requested in the Company’s petition. Both parties appealed the FCC’s decision on the petition. On November 25, 2014, the District Court granted the parties’ joint request that the stay remain in place pending a decision on the appeal. The appellate hearing in the D.C. Circuit Court of Appeals is currently scheduled for November 7, 2016. The Company believes it has good and substantial defenses to the claims, but there is no guarantee that the Company will prevail. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
On August 13, 2015, the U.S. District Court for the Northern District of Alabama granted summary judgment in favor of the Company on all claims. The plaintiffs have appealed the U.S. District Court for the Northern District of Alabama’s decision. Oral arguments before the Eleventh Circuit Court of Appeals are currently scheduled for December 13, 2016. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q.
On October 21, 2015, Medtronic filed three separate inter partes review petitions (IPR Petitions) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (PTO), challenging several of the claims of the Company’s U.S. Patent Nos. 7,496,393 (the ‘393 Patent), titled “Signal processing apparatus”, which expires in September 2016, and 8,560,034 (the ‘034 Patent), also titled “Signal processing apparatus”, which expires in October 2018. On April 27, 2016, the PTAB denied Medtronic’s IPR Petitions with respect to the ‘034 Patent. On April 28, 2016, the PTAB granted Medtronic’s IPR Petition for review of certain claims of the ‘393 Patent, and denied Medtronic’s IPR Petition for review of other claims of the ‘393 Patent. On September 1, 2016, the Company entered into the Third Amendment to the Settlement Agreement and Release of Claims (Settlement Agreement) with Cercacor Laboratories, Inc., Medtronic, Covidien LP, Nellcor Puritan Bennett LLC and Covidien Holding Inc. (collectively, Medtronic Parties), pursuant to which the Company and the Medtronic Parties agreed not to assert, prior to December 31, 2019: (1) that any of the intellectual property rights of another party are invalid, unpatentable or unenforceable, or (2) any claim of patent infringement against another party based on products of such party that were commercially available as of September 1, 2016. The Company and the Medtronic Parties also agreed to jointly request termination of the IPR petition for review of the claims of the ‘393 Patent, and such IPR petition was dismissed by the PTO on September 23, 2016. Furthermore, the Medtronic Parties agreed to continue paying the Company royalties through October 6, 2018, after which no more royalties will be due under the Settlement Agreement.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 1, 2016		October 3, 2015		October 1, 2016		October 3, 2015
Geographic area by destination:
United States	$114,563	71.5%	$101,471	70.2%	$345,113	70.7%	$314,983	71.7%
Europe, Middle East and Africa	23,929	14.9	25,729	17.8	81,887	16.8	74,125	16.9
Asia and Australia	16,630	10.4	13,657	9.4	46,815	9.6	38,226	8.7
North and South America (excluding United States)	5,164	3.2	3,746	2.6	14,368	2.9	12,238	2.7
Total product revenue	$160,286	100.0%	$144,603	100.0%	$488,183	100.0%	$439,572	100.0%
The Company’s consolidated long-lived assets and net assets by geographic area are (in thousands, except percentages):

	October 1, 2016		January 2, 2016
Long-lived assets by geographic area:
United States	$221,676	96.4%	$203,553	96.8%
International	8,189	3.6	6,770	3.2
Total	$229,865	100.0%	$210,323	100.0%
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
As of October 1, 2016, the liability for income taxes associated with uncertain tax positions was approximately $9.4 million. If fully recognized, approximately $8.0 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
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
Executive Overview
We are a global medical technology company that develops, manufactures and markets a variety of noninvasive monitoring technologies. We provide our products directly and through distributors and original equipment manufacturer (OEM) partners to hospitals, emergency medical service providers, physician offices, veterinarians, long-term care facilities and consumers. Our mission is to improve patient outcomes and reduce the cost of care by taking noninvasive monitoring to new sites and applications®. We were incorporated in California in May 1989 and reincorporated in Delaware in May 1996.
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
Masimo SET® was designed to overcome the primary limitations of conventional pulse oximetry by maintaining accuracy in the presence of motion artifact, low perfusion and weak signal-to-noise situations. Pulse oximetry is the noninvasive measurement of the oxygen saturation level of arterial blood, which delivers oxygen to the body’s tissues, and pulse rate. Pulse oximetry is one of the most common measurements taken inside and outside of hospitals around the world. We believe that Masimo SET® is trusted by clinicians to safely monitor approximately 100 million patients each year. Masimo SET® pulse oximetry has been shown by more than 100 independent studies and thousands of clinical evaluations during patient motion and low-perfusion conditions to provide more accurate measurements than other non-Masimo pulse oximeters, as well as to significantly reduce false alarms (specificity) and accurately detect true alarms (sensitivity) that can indicate a deteriorating patient condition. The use of Masimo SET® pulse oximetry has also been shown to improve patient outcomes by helping clinicians reduce retinopathy of prematurity in neonates, screen newborns for critical congenital heart disease, reduce ventilator weaning time and arterial blood gas measurements in the intensive care unit (ICU), and save lives and costs while reducing rapid response activations and ICU transfers within medical-surgical units.

Our rainbow SET™ platform leverages Masimo SET® technology and incorporates licensed rainbow® technology to provide additional continuous noninvasive measurements. Our rainbow SET™ platform includes our rainbow® Pulse CO-Oximetry products, which we believe are the first devices cleared by the U.S. Food and Drug Administration (FDA) to noninvasively and continuously monitor multiple blood-based measurements using multiple wavelengths of light, which previously was only possible through intermittent invasive procedures. In addition to monitoring oxygen saturation (SpO2), pulse rate (PR), perfusion index (PI), Pleth Variability Index (PVI®) and Respiration Rate (RRa®), rainbow SET™ Pulse CO-Oximetry has the ability to provide noninvasive monitoring of total hemoglobin (SpHb®), carboxyhemoglobin (SpCO®) and methemoglobin (SpMet®), as well as the calculation of Oxygen Content (SpOC™). The rainbow SET™ platform also allows for monitoring of arterial oxygen saturation, even under the presence of carboxyhemoglobin and methemoglobin, known as fractional arterial oxygen saturation (SpfO2™), Respiration Rate from the Pleth (RRp™) and Oxygen Reserve Index™ (ORi™). Although SpfO2™, RRp™ and ORi™ have received the CE Mark, they are not currently available for sale in the U.S.
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

•
O3™ - Regional oximetry monitoring, also known as tissue oximetry and cerebral oximetry monitoring, uses near-infrared spectroscopy to provide continuous measurement of tissue oxygen saturation (rSO2) to help detect regional hypoxemia that pulse oximetry alone can miss. In addition, our Root® patient monitor and O3™ sensors can automate the differential analysis of regional to central oxygen saturation. O3™ monitoring involves applying O3™ regional oximetry sensors to the forehead and connecting our O3™ MOC-9™ module to any Root® monitor through one of its three MOC-9™ ports. O3™ regional oximetry has received the CE Mark and FDA 510(k) clearance for use in subjects larger than 40 kg (approximately 88 lbs). In August 2016, O3™ regional oximetry with the O3™ pediatric sensor received the CE Mark for use in pediatric patients weighing less than 40kg (approximately 88lbs).

•
rainbow Acoustic Monitoring® (RAM™) - Our sound-based monitoring technology enables noninvasive monitoring of respiration rate (RRa®). Compared to traditional capnography, which monitors exhaled CO2, most often through a nasal cannula, multiple clinical studies have shown that the noninvasive measurement of RRa® provides as good or better accuracy to monitor respiration rate and detect respiratory pause episodes, defined as a cessation of breathing for 30 seconds or more. When used with other clinical variables, RRa® may help clinicians assess respiratory depression and respiratory distress earlier and more often to help determine treatment options and potentially enable earlier interventions.

In August 2016, we announced the CE Mark of RAS-45, a single-use adult and pediatric acoustic respiration sensor for RAM™ when monitoring RRa®. RAS-45 was designed to facilitate placement on and improve attachment to the neck, but with a smaller flexible profile and transparent adhesive. RAS-45 maintains the same performance parameters, range, and accuracy specifications as RAS-125c and is used with patients who weigh more than 10 kg.

•
Root® - This powerful patient monitoring and connectivity platform integrates our breakthrough rainbow® and SET® measurements with multiple additional specialty measurements through its MOC-9™ connectivity ports in an integrated, clinician-centric platform. The first three Masimo MOC-9™ technologies for Root® were SedLine® brain function monitoring, capnography and O3™ regional oximetry. In March 2016, we announced Iris Gateway™, a server-based software solution for integrating medical device data. The Iris™ ports on our Root® patient monitor allow other medical devices (such as infusion pumps, ventilators, patient monitors and “smart” beds) to connect to Iris Gateway™ via Root®. Iris™ Gateway can provide a timely and cost-effective solution for the integration of medical device data by connecting to existing medical devices and performing the required translations to move the data from the devices into electronic medical records (EMRs). Iris Gateway™ can be deployed on a remote server farm or as a server appliance in the hospital. Root® is also available with noninvasive blood pressure from SunTech Medical®, which enables clinicians to measure arterial blood pressure for adult, pediatric and neonatal patients with three distinct measurement modes: spot-check, automatic interval and stat interval. The temperature module from Welch Allyn® can measure the temperature of adult, pediatric and neonatal patients.

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
In March 2016, we introduced Patient SafetyNet Surveillance™, a software option for our Patient SafetyNet™ solution that provides real-time video images of a patient’s room, including the patient with connected monitoring devices, adding existing communication technology to central monitoring. Two-way audio is available to allow the caregiver to listen to and communicate with the patient. The system utilizes the existing hospital information technology network and can provide viewing of images in the same care area.

•
MightySat™ - Our fingertip pulse oximeter provides oxygen saturation and pulse rate measurements and is designed for those who want accurate measurements even under challenging conditions such as movement and low perfusion. MightySat™ provides SpO2, PR, RRp™, PVI® and PI measurements in a compact, battery-powered design with a large color screen that can be rotated for real-time display of the pleth waveform as well as measurements. Its Bluetooth® wireless functionality enables measurement display via the free, downloadable Masimo Personal Health app on iOS and Android mobile devices, as well as the ability to trend and communicate measurements and interface with the Apple Health app. MightySat™ is also available with optional PVI®, a measure of the dynamic changes in the perfusion index that occur during one or more complete respiratory cycles. MightySat™ is available through online retailers such as Amazon.com and in over 100 Apple stores. In the U.S., MightySat™ is intended for general health and wellness use and is not intended for medical use. However, MightySat™ Rx, the medical version of the product with optional Bluetooth®, received 510(k) clearance in late 2015. MightySat™ Rx with the RRp™ measurement is not currently available for sale in the U.S.

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

Since inception, our mission has been to develop noninvasive monitoring solutions that improve patient outcomes and reduce the cost of care. We intend to continue to grow our business and improve our market position by pursuing the following strategies:

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

Stock Repurchase Program
In September 2015, our board of directors (Board) authorized a stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. As of October 1, 2016, approximately 2.9 million shares remained authorized for repurchase under this program.
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
Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 1, 2016	Percentage of Revenue	October 3, 2015	Percentage of Revenue	October 1, 2016	Percentage of Revenue	October 3, 2015	Percentage of Revenue
Revenue:
Product	$160,286	95.6%	$144,603	94.8%	$488,183	95.5%	$439,572	95.0%
Royalty	7,335	4.4	7,972	5.2	23,241	4.5	23,266	5.0
Total revenue	167,621	100.0	152,575	100.0	511,424	100.0	462,838	100.0
Cost of goods sold	57,499	34.3	50,343	33.0	171,954	33.6	154,600	33.4
Gross profit	110,122	65.7	102,232	67.0	339,470	66.4	308,238	66.6
Operating expenses:
Selling, general and administrative	57,845	34.5	59,607	39.1	184,244	36.0	182,072	39.3
Research and development	15,673	9.4	14,485	9.5	44,856	8.8	42,808	9.2
Total operating expenses	73,518	43.9	74,092	48.6	229,100	44.8	224,880	48.6
Operating income	36,604	21.8	28,140	18.4	110,370	21.6	83,358	18.0
Non-operating income (expense)	(546)	(0.3)	(1,050)	(0.7)	423	0.1	(2,022)	(0.4)
Income before provision for income taxes	36,058	21.5	27,090	17.8	110,793	21.7	81,336	17.6
Provision for income taxes	8,285	4.9	9,161	6.0	25,420	5.0	24,889	5.4
Net income including noncontrolling interest	27,773	16.6	17,929	11.8	85,373	16.7	56,447	12.2
Net loss attributable to the noncontrolling interest(1)	—	—	1,396	0.9	—	—	2,752	0.6
Net income attributable to Masimo Corporation stockholders	$27,773	16.6%	$19,325	12.7%	$85,373	16.7%	$59,199	12.8%

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

Comparison of the Three Months ended October 1, 2016 to the Three Months ended October 3, 2015
Revenue. Total revenue increased $15.0 million, or 9.9%, to $167.6 million for the three months ended October 1, 2016 from $152.6 million for the three months ended October 3, 2015. The following table details our total product revenues by the geographic area to which the products were shipped for each of the three month periods ended October 1, 2016 and October 3, 2015 (dollars in thousands):

	Three Months Ended
	October 1, 2016		October 3, 2015		Increase/ (Decrease)	Percentage Change

United States	$114,563	71.5%	$101,471	70.2%	$13,092	12.9%
Europe, Middle East and Africa	23,929	14.9	25,729	17.8	(1,800)	(7.0)
Asia and Australia	16,630	10.4	13,657	9.4	2,973	21.8
North and South America (excluding United States)	5,164	3.2	3,746	2.6	1,418	37.9
Total product revenue	$160,286	100.0%	$144,603	100.0%	$15,683	10.8%
Royalty	7,335		7,972		(637)
Total Revenue	$167,621		$152,575		$15,046	9.9%
Product revenue increased $15.7 million or 10.8%, to $160.3 million for the three months ended October 1, 2016 from $144.6 million for the three months ended October 3, 2015. This increase was primarily due to higher sales of consumable and parameter products. We estimate that our installed base of circuit boards and pulse oximeters increased to approximately 1,482,000 units at October 1, 2016 as compared to 1,390,000 units at October 3, 2015.
Product revenue generated through our direct and distribution sales channels increased $17.2 million, or 14.3%, to $137.4 million for the three months ended October 1, 2016, compared to $120.2 million for the three months ended October 3, 2015. Revenues from our OEM channel decreased $1.5 million, or 6.1%, to $22.9 million for the three months ended October 1, 2016 as compared to $24.4 million for the three months ended October 3, 2015. Total rainbow® product revenue increased by $0.9 million, or 5.0%, to $18.0 million for the three months ended October 1, 2016, compared to $17.1 million for the three months ended October 3, 2015.
Royalty revenue consists of amounts received from Medtronic plc (Medtronic, formerly Covidien Ltd.) related to its U.S. sales.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the three months ended October 1, 2016 and October 3, 2015 was as follows (dollars in thousands):

	Three Months Ended
	October 1, 2016	Gross Profit Percentage	October 3, 2015	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product Gross Profit	$102,787	64.1%	$94,260	65.2%	$8,527	9.0%
Royalty Gross Profit	7,335	100.0	7,972	100.0	(637)	(8.0)
Total Gross Profit	$110,122	65.7%	$102,232	67.0%	$7,890	7.7%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $7.2 million for the three months ended October 1, 2016 compared to the three months ended October 3, 2015, primarily due to the increase in our product revenues, the impact of approximately $2.0 million of incremental product placement costs related to a new hospital contract and the impact of approximately $1.6 million of Cercacor royalty expense that is no longer eliminated in consolidation. Product gross margins decreased to 64.1% for the three months ended October 1, 2016 as compared to 65.2% for the three months ended October 3, 2015, primarily due to these incremental product placement costs and the non-elimination of the Cercacor royalty costs, which were partially offset by other customer/product mix favorability, as well as favorable movements in the Mexican Peso versus the U.S. Dollar and continued cost reduction efforts that decreased our cost of goods sold during the three months ended October 1, 2016. We incurred $1.7 million in Cercacor royalty expense during the three months ended October 3, 2015 that was eliminated in our condensed consolidated financial statements for such period. Had such royalty expense not been eliminated in consolidation, the adjusted product gross profit margin would have been 64.0% for the three months ended October 3, 2015, compared to our reported product gross profit margin of 64.1% for the three months ended October 1, 2016.

See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of Cercacor. A reconciliation of GAAP product gross profit to adjusted product gross profit is as follows (dollars in thousands):

	Three Months Ended
	October 1, 2016	Gross Profit Percentage	October 3, 2015	Gross Profit Percentage
Product Gross Profit (GAAP)	$102,787	64.1%	$94,260	65.2%
Less: Cercacor Royalty Eliminated in Consolidation	—	—	1,721	1.2
Adjusted Product Gross Profit (Non-GAAP)	$102,787	64.1%	$92,539	64.0%
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs, medical device taxes and other corporate expenses. Selling, general and administrative expenses for the three months ended October 1, 2016 and October 3, 2015 were as follows (dollars in thousands):

Selling, General and Administrative
Three Months Ended October 1, 2016	Percentage of Net Revenues	Three Months Ended October 3, 2015	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$57,845	34.5%	$59,607	39.1%	$(1,762)	(3.0)%
Selling, general and administrative expenses decreased $1.8 million, or 3.0%, for the three months ended October 1, 2016 compared to the three months ended October 3, 2015. This decrease was primarily attributable to lower legal and professional fees of approximately $2.5 million, primarily as the result of a $3.0 million insurance recovery related to a dispute over reimbursable defense costs from prior periods, and lower medical device excise taxes of approximately $1.5 million as the result of a two year moratorium signed into law on December 18, 2015 under the Consolidated Appropriations Act, offset by an increase in payroll-related costs of approximately $2.3 million. In addition, approximately $0.6 million of selling, general and administrative expenses related to Cercacor were included in our consolidated results of operations for the three months ended October 3, 2015, as compared to $0 for the three months ended October 1, 2016 due to the deconsolidation of Cercacor as of January 3, 2016. (See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of Cercacor.) Stock-based compensation expense of approximately $2.5 million and $2.0 million was included in selling, general and administrative expenses for the three months ended October 1, 2016 and October 3, 2015, respectively.
Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended October 1, 2016 and October 3, 2015 were as follows (dollars in thousands):

Research and Development
Three Months Ended October 1, 2016	Percentage of Net Revenues	Three Months Ended October 3, 2015	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$15,673	9.4%	$14,485	9.5%	$1,188	8.2%
Research and development expenses increased $1.2 million, or 8.2%, for the three months ended October 1, 2016 compared to the three months ended October 3, 2015, primarily due to higher payroll-related costs of approximately $1.4 million, higher occupancy related costs of $0.6 million and the non-recurrence of a prior year refund approximating $0.9 million related to the true-up of certain cross-charges from Cercacor related to our Pronto-7® product. Offsetting these higher expenses were approximately $2.4 million of research and development expenses related to Cercacor that were included in our consolidated results of operations for the three months ended October 3, 2015 as compared to $0 for the three months ended October 1, 2016 due to the deconsolidation of Cercacor as of January 3, 2016. (See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of Cercacor.) Included in research and development expenses was approximately $0.8 million and $0.6 million of stock-based compensation expense for the three month periods ended October 1, 2016 and October 3, 2015, respectively.

Non-operating income. Non-operating income consists primarily of interest income, interest expense and foreign exchange losses. Non-operating income for the three months ended October 1, 2016 and October 3, 2015 was as follows (dollars in thousands):

Non-operating Expense
Three Months Ended October 1, 2016	Percentage of Net Revenues	Three Months Ended October 3, 2015	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(546)	(0.3)%	$(1,050)	(0.7)%	$504	(48.0)%
Non-operating expense decreased by $0.5 million for the three months ended October 1, 2016 compared to the three months ended October 3, 2015. Non-operating income for the three months ended October 1, 2016 consisted of approximately $0.9 million of interest expense offset by approximately $0.3 million of net realized and unrealized gains on foreign currency denominated transactions resulting primarily from the weakening of the U.S. Dollar against the Japanese Yen and the strengthening of the U.S. Dollar against the Swedish Krona.
Non-operating expense of $1.1 million for the three months ended October 3, 2015 related primarily to $0.6 million of interest expense and $0.5 million of net realized and unrealized losses on foreign currency denominated transactions resulting primarily from the strengthening of the U.S. Dollar against the Turkish Lira and the weakening of the U.S. Dollar against the Swedish Krona, which were partially offset by gains due to the weakening of the U.S. Dollar against the Japanese Yen.
Provision for Income Taxes. Our provision for income taxes for the three months ended October 1, 2016 and October 3, 2015 was as follows (dollars in thousands):

Provision for Income Taxes
Three Months Ended October 1, 2016	Percentage of Net Revenues	Three Months Ended October 3, 2015	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$8,285	4.9%	$9,161	6.0%	$(876)	(9.6)%
Our provision for income taxes was $8.3 million, or an effective tax rate of 23.0%, for the three months ended October 1, 2016, compared to $9.2 million, or an effective tax rate of 33.8%, for the three months ended October 3, 2015. The lower effective tax rate for the three months ended October 1, 2016 is primarily due to a discrete tax benefit of $2.6 million during the three months ended October 1, 2016 related to excess tax benefits realized for stock-based compensation, pursuant to our early adoption of Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). No similar tax benefit was recognized in our provision for income taxes during the three months ended October 3, 2015. (See Note 2 to the condensed consolidated financial statements under the caption “Recently Adopted Accounting Pronouncements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our adoption of ASU 2016-09.)
Comparison of the Nine Months ended October 1, 2016 to the Nine Months ended October 3, 2015
Revenue. Total revenue increased $48.6 million, or 10.5%, to $511.4 million for the nine months ended October 1, 2016 from $462.8 million for the nine months ended October 3, 2015. The following table details our total product revenues by the geographic area to which the products were shipped for the nine months ended October 1, 2016 and October 3, 2015 (dollars in thousands):

	Nine Months Ended
	October 1, 2016		October 3, 2015		Increase/ (Decrease)	Percentage Change

United States	$345,113	70.7%	$314,983	71.7%	$30,130	9.6%
Europe, Middle East and Africa	81,887	16.8	74,125	16.9	7,762	10.5
Asia and Australia	46,815	9.6	38,226	8.7	8,589	22.5
North and South America (excluding United States)	14,368	2.9	12,238	2.7	2,130	17.4
Total product revenue	$488,183	100.0%	$439,572	100.0%	$48,611	11.1%
Royalty	23,241		23,266		(25)
Total Revenue	$511,424		$462,838		$48,586	10.5%

Product revenue increased $48.6 million, or 11.1%, to $488.2 million for the nine months ended October 1, 2016 from $439.6 million for the nine months ended October 3, 2015. This increase was primarily due to higher sales of consumable products. We estimate that our installed base of circuit boards and pulse oximeters increased to 1,482,000 units at October 1, 2016 as compared to 1,390,000 units at October 3, 2015.
Product revenue generated through our direct and distribution sales channels increased $48.9 million, or 13.2%, to $419.3 million for the nine months ended October 1, 2016, compared to $370.4 million for the nine months ended October 3, 2015. Revenues from our OEM channel were consistent at $68.9 million for the nine months ended October 1, 2016, compared to $69.2 million for the nine months ended October 3, 2015. Total rainbow® product revenue increased by $7.1 million, or 16.6%, to $49.8 million for the nine months ended October 1, 2016, compared to $42.7 million for the nine months ended October 3, 2015.
Royalty revenue consists of amounts received from Medtronic related to its U.S. sales.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the nine months ended October 1, 2016 and October 3, 2015 was as follows (dollars in thousands):

	Nine Months Ended
	October 1, 2016	Gross Profit Percentage	October 3, 2015	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product Gross Profit	$316,229	64.8%	$284,972	64.8%	$31,257	11.0%
Royalty Gross Profit	23,241	100.0	23,266	100.0	(25)	(0.1)
Total Gross Profit	$339,470	66.4%	$308,238	66.6%	$31,232	10.1%
Cost of goods sold increased $17.4 million for the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015, primarily due to the increase in our product revenues, the impact of approximately $4.7 million of Cercacor royalty expense that is no longer eliminated in consolidation and the impact of approximately $2.0 million of incremental product placement costs related to a new hospital contract during the current year. Notwithstanding the impact of the non-elimination of the Cercacor royalty expense and these incremental product placement costs, our product gross margins remained unchanged at 64.8% for the nine months ended October 1, 2016 and October 3, 2015, primarily due to other customer/product mix favorability, as well as approximately $2.0 million related to favorable movements in the Mexican Peso versus the U.S. Dollar and continued cost reduction efforts that decreased our cost of goods sold during the nine months ended October 1, 2016. We incurred $4.3 million in Cercacor royalty expense during the nine months ended October 3, 2015 that was eliminated in our condensed consolidated financial statements for such period. Had such royalty expense not been eliminated in consolidation, product gross profit margin would have been 63.8% for the nine months ended October 3, 2015, compared to our reported product gross profit margin of 64.8% for the nine months ended October 1, 2016. See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of Cercacor. A reconciliation of GAAP product gross profit to adjusted product gross profit is as follows (dollars in thousands):

	Nine Months Ended
	October 1, 2016	Gross Profit Percentage	October 3, 2015	Gross Profit Percentage
Product Gross Profit (GAAP)	$316,229	64.8%	$284,972	64.8%
Eliminated Cercacor Royalty	—	—	4,317	1.0
Adjusted Product Gross Profit (Non-GAAP)	$316,229	64.8%	$280,655	63.8%
Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended October 1, 2016 and October 3, 2015 were as follows (dollars in thousands):

Selling, General and Administrative
Nine Months Ended October 1, 2016	Percentage of Net Revenues	Nine Months Ended October 3, 2015	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$184,244	36.0%	$182,072	39.3%	$2,172	1.2%

Selling, general and administrative expenses increased $2.2 million, or 1.2%, for the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015. This increase was primarily attributable to higher payroll-related costs of approximately $10.0 million and higher marketing related fees of approximately $3.1 million, which were partially offset by decreases of approximately $5.1 million in medical device excise taxes as the result of a two year moratorium signed into law on December 18, 2015 under the Consolidated Appropriations Act and $4.4 million in legal and professional fees, primarily as the result of a $3.0 million insurance recovery related to a dispute over reimbursable defense costs from prior periods. In addition, approximately $2.0 million of selling, general and administrative expenses related to Cercacor were included in our consolidated results of operations for the nine months ended October 3, 2015, as compared to $0 for the nine months ended October 1, 2016 due to the deconsolidation of Cercacor as of January 3, 2016. (See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of Cercacor.) Stock-based compensation expense of approximately $7.3 million and $6.1 million was included in selling, general and administrative expenses for the nine months ended October 1, 2016 and October 3, 2015, respectively.
Research and Development. Research and development expenses for the nine months ended October 1, 2016 and October 3, 2015 were as follows (dollars in thousands):

Research and Development
Nine Months Ended October 1, 2016	Percentage of Net Revenues	Nine Months Ended October 3, 2015	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$44,856	8.8%	$42,808	9.2%	$2,048	4.8%
Research and development expenses increased $2.0 million, or 4.8%, for the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015, primarily due to higher payroll related costs of approximately $4.3 million, higher occupancy costs of $1.5 million and the non-recurrence of a prior year refund approximating $0.9 million related to the true-up of certain cross-charges from Cercacor related to our Pronto-7® product. In addition, approximately $5.2 million of research and development expenses related to Cercacor were included in our consolidated results of operations for the nine months ended October 3, 2015, as compared to $0 for the nine months ended October 1, 2016 due to the deconsolidation of Cercacor as of January 3, 2016. (See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of Cercacor.)
Non-operating income. Non-operating income for the nine months ended October 1, 2016 and October 3, 2015 was as follows (dollars in thousands):

Non-operating Income (Expense)
Nine Months Ended October 1, 2016	Percentage of Net Revenues	Nine Months Ended October 3, 2015	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$423	0.1%	$(2,022)	(0.4)%	$2,445	(120.9)%
Non-operating income increased by $2.4 million for the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015. Non-operating income for the nine months ended October 1, 2016 consisted of $2.7 million of interest expense offset by $2.6 million of net realized and unrealized gains on foreign currency denominated transactions, resulting primarily from the weakening of the U.S. Dollar against the Japanese Yen and a $0.3 million gain resulting from our deconsolidation of Cercacor. See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the deconsolidation of Cercacor.
Non-operating expense for the nine months ended October 3, 2015 related primarily to $1.6 million of interest expense and $0.4 million of net realized and unrealized losses on foreign currency denominated transactions resulting primarily from the strengthening of the U.S. Dollar against the Euro, Australian Dollar and Turkish Lira, which were partially offset by the strengthening of the U.S. Dollar against the Swedish Krona.
Provision for Income Taxes. Our provision for income taxes for the nine months ended October 1, 2016 and October 3, 2015 was as follows (dollars in thousands):

Provision for Income Taxes
Nine Months Ended October 1, 2016	Percentage of Net Revenues	Nine Months Ended October 3, 2015	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$25,420	5.0%	$24,889	5.4%	$531	2.1%

Our provision for income taxes was $25.4 million, or an effective tax rate of 22.9%, for the nine months ended October 1, 2016, compared to $24.9 million, or an effective tax rate of 30.6%, for the nine months ended October 3, 2015. The lower effective tax rate for the nine months ended October 1, 2016 is primarily due to a discrete tax benefit of $7.7 million during the nine months ended October 1, 2016 related to excess tax benefits realized for stock-based compensation, pursuant to our early adoption of ASU 2016-09. No similar tax benefit was recognized in our provision for income taxes during the nine months ended October 3, 2015. (See Note 2 to the condensed consolidated financial statements under the caption “Recently Adopted Accounting Pronouncements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our adoption of ASU 2016-09.)
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, funds expected to be generated from operations and funds available under our revolving credit agreement. At October 1, 2016, we had approximately $180.3 million in working capital and approximately $126.0 million in cash and cash equivalents as compared to approximately $166.5 million in working capital and approximately $132.3 million in cash and cash equivalents at January 2, 2016. We carry cash equivalents at cost that approximates fair value. We currently do not maintain an investment portfolio but have the ability to invest in various security holdings, types and maturities that meet credit quality standards in accordance with our investment guidelines.
As of October 1, 2016, we had cash totaling $95.1 million held outside of the U.S., of which approximately $12.9 million was accessible without additional tax cost and approximately $82.2 million was accessible at an incremental estimated tax cost of approximately $24.9 million. In managing our day-to-day liquidity and capital structure, we do not rely on foreign earnings as a source of funds. We currently have sufficient funds on-hand and available under our line of credit to fund our domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes with respect to any such repatriation.
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
Cash Flows
The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	October 1, 2016	October 3, 2015
Net cash provided by (used in):
Operating activities	$87,830	$55,733
Investing activities	(18,429)	(44,006)
Financing activities	(75,348)	(40,764)
Effect of foreign currency exchange rates on cash	(382)	(1,835)
(Decrease) increase in cash and cash equivalents	$(6,329)	$(30,872)

Operating Activities. Cash provided by operating activities was $87.8 million in the nine months ended October 1, 2016, arising primarily from net income of $85.4 million. Non-cash activity included depreciation and amortization of $12.4 million, stock-based compensation of $9.7 million and deferred income taxes of $5.0 million. In addition, deferred revenue and accounts payable increased by $10.9 million and $9.2 million, respectively, during the nine months ended October 1, 2016. These sources of cash were primarily offset by other changes in operating assets and liabilities, including an increase in accounts receivable of $13.5 million due to the timing of collections, an increase in deferred cost of goods sold of $11.3 million, an increase in inventory of $5.1 million and increases in prepaid income taxes, other current assets and prepaid expenses $5.6 million, $4.4 million and $2.9 million, respectively, all due to the timing of related payments.
Cash provided by operating activities was $55.7 million for the nine months ended October 3, 2015, arising primarily from net income of $56.4 million. Non-cash activity included depreciation and amortization of $11.6 million and stock-based compensation of $8.1 million. In addition, deferred revenue increased by $3.5 million. These sources of cash were primarily offset by other changes in operating assets and liabilities, including an increase in accounts receivable of $5.0 million due to the timing of collections, an increase in prepaid income taxes of $5.0 million and a decrease in accounts payable of $4.2 million, both due to the timing of payments; an increase in inventory of $3.8 million and an increase in other non-current assets of $3.7 million.
Investing Activities. Cash used in investing activities for the nine months ended October 1, 2016 was $18.4 million, consisting primarily of $13.7 million for purchases of property and equipment, $4.0 million of intangible assets related to capitalized patent and trademark costs and $0.8 million related to the deconsolidation of Cercacor. See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of Cercacor.
Cash used in investing activities for the nine months ended October 3, 2015 was $44.0 million, consisting of $40.5 million for purchases of property and equipment, including $6.3 million related to the purchase of our New Hampshire manufacturing and warehouse facility (New Hampshire Property), and $3.5 million for purchases of intangible assets, of which approximately $2.6 million related to capitalized patent and trademark costs and approximately $0.9 million related to intangible assets acquired in connection with the purchase of our New Hampshire Property.
Financing Activities. Cash used in financing activities for the nine months ended October 1, 2016 was $75.3 million, primarily driven by common stock repurchase transactions during the nine month period totaling $68.2 million and net repayments under our Restated Credit Facility of $32.5 million, offset by proceeds from the issuance of common stock (upon exercise of options) totaling $26.1 million.
Cash used in financing activities for the nine months ended October 3, 2015 was $40.8 million, primarily driven by common stock repurchase transactions that settled during the period totaling $130.2 million, offset by net borrowings under our Amended Credit Agreement of $65.0 million and proceeds from the issuance of common stock (upon exercise of options) totaling $24.9 million.
Capital Resources and Prospective Capital Requirements
As of October 1, 2016, we had $152.5 million in outstanding loan draws and $0.3 million in outstanding letters of credit under our Restated Credit Facility, leaving available borrowing capacity of $297.2 million. We also had outstanding capital lease obligations of $0.1 million related primarily to office and computer equipment. We had no other debt obligations and were in compliance with all bank covenants.
In September 2015, the Board authorized a stock repurchase program for the repurchase of up to 5.0 million shares of our common stock over a period of up to three years. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions.  As of October 1, 2016, approximately 2.9 million shares remained authorized for repurchase under this stock repurchase program. For additional information regarding our stock repurchase program, see Note 12 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we engaged in these relationships. As of October 1, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of net revenues, expenses, assets and liabilities. We regularly evaluate our estimates and assumptions related to our critical accounting policies, including revenue recognition and deferred revenue, inventory and related reserves for excess or obsolete inventory, allowance for doubtful accounts, stock-based compensation, goodwill, deferred taxes and related valuation allowances, uncertain tax positions, tax contingencies, litigation costs and loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. Changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact on our condensed consolidated financial statements and future results of operations may be material. For a description of our critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the SEC on February 24, 2016. There have been no material changes to any of our critical accounting policies during the nine months ended October 1, 2016.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuations in interest expense is limited to interest associated with our outstanding capital lease arrangements, which have fixed interest rates, and any borrowings under our Restated Credit Facility and any amendments thereto. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at October 1, 2016. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.

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
Our primary foreign currency exchange rate exposures are with the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound, Mexican Peso and Australian Dollar, against the U.S. Dollar. Foreign currency exchange rates have experienced significant movements recently, particularly when compared to the same prior year period, and such volatility may continue in the future. Specifically, during the three months ended October 1, 2016, we estimate that changes in the exchange rates of the U.S. Dollar relative primarily to the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound and Australian Dollar, favorably impacted our revenues by $0.7 million when compared to foreign exchange rates from the prior year period. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of a 10% change in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
There has been no change in our internal control over financial reporting during the quarter ended October 1, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The medical device industry is intensely competitive and is significantly affected by new product introductions and other market activities of industry participants. A number of our competitors have substantially greater capital resources, larger customer bases, larger sales forces and greater geographic presence, have established stronger reputations with specific customers, and have built relationships with Group Purchasing Organizations (GPOs) that may be more effective than ours. Our Masimo SET® platform faces additional competition from companies developing products for use with third-party monitoring systems, as well as from companies that currently market their own pulse oximetry monitors.

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
*We depend on our domestic and international OEM partners for a portion of our revenue. If they do not devote sufficient resources to the promotion of products that use Masimo SET® and licensed rainbow® technology, our business would be harmed.
We are, and will continue to be, dependent upon our domestic and international OEM partners for a portion of our revenue through their marketing, selling and distribution of certain of their products that incorporate Masimo SET® and licensed rainbow® technology. Although we expect that our OEM partners will accept and actively market, sell and distribute products that incorporate licensed rainbow® technology, they may not elect, and have no contractual obligation, to do so. Because products that incorporate our technologies may represent a relatively small percentage of business for some of our OEM partners, they may have less incentive to promote these products over other products that do not incorporate these technologies. In addition, some of our OEM partners offer products that compete with ours and also may be involved in intellectual property disputes with us. Therefore, we cannot guarantee that our OEM partners, or any company that may acquire any of our OEM partners, will vigorously promote products incorporating Masimo SET® and licensed rainbow® technology. The failure of our OEM partners to successfully market, sell or distribute products incorporating these technologies, the termination of OEM agreements, the loss of OEM partners or the inability to enter into future OEM partnership agreements would have a material adverse effect on our business, financial condition and results of operations.
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
These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. For the nine months ended October 1, 2016 and October 3, 2015, shipments of our pulse oximetry products to customers that are members of GPOs represented approximately $279.8 million and $251.9 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
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
We have a concentration of OEM, distribution and direct customers. We cannot provide any assurance that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results. For the nine months ended October 1, 2016 and October 3, 2015, we had sales through two just-in-time distributors, which in total represented approximately 27.4% and 26.7% of our total revenue, respectively.

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
We expect to continue to carry out strategic initiatives and investments that we believe are necessary to grow our revenues and expand our business, both in the U.S. and abroad. For example, since 2013, we have made incremental investments in additional sales force resources whose primary focus is to work with hospitals to identify new opportunities for certain noninvasive measurement technologies. We also intend to continue to invest in international expansion programs designed to increase our worldwide presence and take advantage of market expansion opportunities around the world. Although we believe these initiatives and investments continue to be in the long-term best interests of Masimo and our stockholders, there are no assurances that such initiatives and investments will yield favorable results for us.
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
In October 2015, Medtronic filed three separate IPR Petitions with the PTAB challenging several of the claims of our ‘393 Patent, which expires in September 2016, and our ‘034 Patent, which expires in October 2018. In April 2016, the PTAB denied Medtronic’s IPR Petitions with respect to the ‘034 Patent, granted Medtronic’s IPR Petition for review of certain claims of the ‘393 Patent, and denied Medtronic’s IPR Petition for review of other claims of the ‘393 Patent. On September 1, 2016, we entered into a third amendment to the amended settlement agreement with Medtronic, pursuant to which, among other things, Medtronic agreed to jointly request termination of the IPR Petition for review of the claims of the’393 Patent. See Note 14 to our accompanying consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
To support our product applications to the FDA, we frequently are required to conduct clinical testing of our products. Such clinical testing must be conducted in compliance with the requirements of the FDA pertaining to human research. Among other requirements, we must obtain informed consent from human subjects and approval by institutional review boards before such studies may begin. We must also comply with other FDA requirements such as monitoring, recordkeeping, and certain reporting. In addition, depending on the risk posed by a study, we may be required to obtain the FDA’s approval of the study under an Investigational Device Exemption (IDE). Compliance with these requirements can require significant time and resources and if the FDA determines that we have not complied with such requirements, it may refuse to consider the data to support our applications or initiate enforcement actions.
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
In 2013, the FDA inspected our facility in Irvine, California and issued an FDA Form 483 listing observations the investigator believed may constitute violations of statutes or regulations administered by the FDA, including observations relating to complaint handling, medical device reporting and corrective and preventative action (CAPA) procedures. In 2014, the FDA also inspected our facility in Mexicali, Mexico and issued a Form 483 listing observations relating to our CAPA procedures, documentation practices associated with our device history records and procedures for employee training. We submitted responses to both Form 483s. In August 2014, we received from the FDA a final inspection report closing out the Mexicali inspection and a warning letter (the Warning Letter) related to the Irvine inspection. We submitted a response (the Response Letter) to the Warning Letter and attended a regulatory meeting with the FDA in September 2014. At the meeting, in addition to discussing our Response Letter, the FDA raised issues beyond the scope of the Warning Letter in the areas of Good Manufacturing Practices, quality, bioresearch monitoring and labeling/promotion. We have been in communication with the FDA since the meeting and are working to resolve the issues raised by the FDA. Although the FDA has yet to close out the Warning Letter, the FDA issued certificates to foreign governments (CFGs) for products manufactured in our Irvine, California facility in January 2016, which allows us to continue to register and import products into certain countries that require CFGs. We do not know what further actions, if any, the FDA will take in connection with these issues. If we are unable to resolve the issues raised by the FDA, our business, financial condition and results of operations could be adversely affected.
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
In addition to promoting our products in a manner consistent with our clearances, we must have adequate substantiation for the claims we make for our products. If any of our claims are determined to be false, misleading or deceptive, our products could be considered to be misbranded under the FDCA or to violate the Federal Trade Commission Act.
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
Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that, as of October 1, 2016, a number of our stockholders, including certain of our directors and executive officers, continue to own shares of Cercacor stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.
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
We derive a portion of our net sales from international operations. For the nine months ended October 1, 2016 and October 3, 2015, approximately 29.3% and 28.3%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we could be exposed to potentially significant penalties if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.

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
We market our products in certain foreign markets through our subsidiaries and other international distributors. As a result, events that result in global economic uncertainty could significantly affect our results of operations in the form of gains and losses on foreign currency transactions and potential devaluation of the local currencies of our customers relative to the U.S. Dollar. For example, the announcement of Brexit caused significant volatility in global economic markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. Dollar relative to certain other foreign currencies in which we conduct business. While a majority of our sales are transacted in U.S. Dollars, some of our sales agreements with foreign customers provide for payment in currencies other than the U.S. Dollar. These foreign currency revenues, when converted into U.S. Dollars, can vary depending on average exchange rates during a respective period. Similarly, certain of our foreign sales support subsidiaries transact business in their respective country’s local currency, which is also their functional currency. In addition, certain production costs related to our manufacturing operations in Mexico are denominated in Mexican Pesos. As a result, expenses of these foreign subsidiaries and certain production costs, when converted into U.S. Dollars, can vary depending on average monthly exchange rates during a respective period.

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
We depend on certain sole or limited source suppliers for key materials and components of our noninvasive patient monitoring solutions, and if we are unable to obtain these materials and components on a timely basis, we will not be able to deliver our noninvasive patient monitoring solutions to customers. Also, we cannot guarantee that any of the materials or components that we purchase, if available at all, will be of adequate quality and at acceptable price levels. From time to time, there are industry-wide shortages of several electronic components that we use in our noninvasive blood constituent patient monitoring solutions. We may also experience price increases for materials or components, with no guarantee that such increases can be passed along to our customers.

We may experience delays in production of our products if we fail to identify alternate vendors for materials and components, if any parts supply is interrupted or reduced or if there is a significant increase in production costs, each of which could adversely affect our business, financial condition and results of operations. In addition, we rely on third party manufacturers to supply some of our products and components, including digital signal processor chips and analog to digital converter chips. Manufacturing problems may occur with these and other outside sources, as a supplier may fail to develop and supply products and components to us on a timely basis, or may supply us with products and components that do not meet our quality, quantity and cost requirements. If any of these problems occur, we may be unable to obtain substitute sources for these products and components on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time.
*If we fail to comply with the reporting obligations of the Securities Exchange Act of 1934, as amended, and Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or if we fail to maintain adequate internal control over financial reporting, our business, results of operations and financial condition and investors’ confidence in us could be materially and adversely affected.
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
In addition, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the Sarbanes-Oxley Act), we are required to evaluate and provide a management report on our systems of internal control over financial reporting, and our independent registered public accounting firm is required to attest to our internal control over financial reporting. During the course of the evaluation of our internal control over financial reporting, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities. In addition, if we fail to maintain the adequacy of our internal controls over financial reporting, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. Any failure to maintain compliance with the requirements of Section 404 of the Sarbanes-Oxley Act or any material weakness in our internal control environment could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business, negatively impact the trading price of our stock, and adversely affect investors’ confidence in our company and our ability to access capital markets for financing.
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
*Future acquisitions of businesses could negatively affect our business, financial condition and results of operations if we fail to integrate the acquired businesses successfully into our existing operations or if we discover previously undisclosed liabilities.
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
In addition, under our Restated Credit Facility, we are required to satisfy and maintain specified financial ratios and other affirmative covenants. Our ability to meet those financial ratios and affirmative covenants could be affected by events beyond our control and, therefore, we cannot be assured that we will be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under the Restated Credit Facility. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the Restated Credit Facility immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. As of October 1, 2016, we had $152.5 million outstanding under the Restated Credit Facility and were in compliance with all applicable covenants.
Risks Related to Our Stock
*Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From January 4, 2016 to October 1, 2016, our closing stock price ranged from $35.12 to $60.32 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
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
As of October 1, 2016, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 14.6% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and Board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
*You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options, vesting of outstanding restricted stock units (RSUs) or the grant of future equity awards by us.
As of October 1, 2016, approximately 16.1 million shares of our common stock were reserved for future issuance under our two equity incentive plans, approximately 9.0 million of which were subject to options outstanding as of that date at a weighted-average exercise price of $28.05 per share and approximately 2.7 million of which were subject to outstanding RSUs. Over the past 12 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs vest, our existing stockholders may incur dilution. We rely on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.
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
In September 2015, our Board authorized a stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. As of October 1, 2016, approximately 2.9 million shares remained available for repurchase under this program. Any repurchase of our common stock will be at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. In addition, under certain circumstances, our Restated Credit Facility may limit or restrict our ability to repurchase our stock. In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our Board may modify or amend our stock repurchase program at any time at its discretion without stockholder approval.
Item 5. Other Information
On October 27, 2016, our Board determined that our 2017 Annual Meeting of Stockholders (2017 Annual Meeting) will be held on June 1, 2017. Because the 2017 Annual Meeting will be held more than 30 days after the anniversary of the date of our 2016 Annual Meeting of Stockholders, we are notifying stockholders when stockholder proposals are due for the 2017 Annual Meeting. To be considered for inclusion in proxy materials for the 2017 Annual Meeting, a stockholder proposal must be submitted in writing to our Corporate Secretary at 52 Discovery, Irvine, California 92618, no later than December 30, 2016. If a stockholder wishes to submit a proposal that is not to be included in the proxy materials for the 2017 Annual Meeting, the proposal must be submitted in writing to the same address no later than March 3, 2017. Please review our Bylaws, which contain additional requirements regarding advance notice of stockholder proposals. Stockholders may view our Bylaws by visiting the SEC’s internet website at www.sec.gov.
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

MASIMO CORPORATION

Date: November 2, 2016	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: November 2, 2016	By:	/s/ MARK P. DE RAAD
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)
3.2	(2)	Amended and Restated Bylaws adopted on October 20, 2011 (Exhibit 3.2)
4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)
4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999, between Masimo Corporation and certain of its stockholders (Exhibit 4.2)
4.3#	(3)	Masimo Retirement Savings Plan (Exhibit 4.7)
10.1	(4)	Single Tenant Lease, relating to the premises at 9600 Jeronimo, dated as of July 13, 2016, by and between Masimo Corporation and The Irvine Company LLC (Exhibit 10.1)
10.2	(5)
Third Amendment to Settlement Agreement and Release of Claims, dated as of September 1, 2016, by and among Masimo Corporation and Cercacor Laboratories, Inc., and Medtronic Plc., Covidien LP, Nellcor Puritan Bennett LLC and Covidien Holdings Inc. (Exhibit 10.1)

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of October 1, 2016 and January 2, 2016, (ii) Condensed Consolidated Statements of Income for the nine months ended October 1, 2016 and October 3, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the nine months ended October 1, 2016 and October 3, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2016 and October 3, 2015, and (v) Notes to Condensed Consolidated Financial Statements.
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

(4)
Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2016. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q

(5)
Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on September 2, 2016. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

#	Indicates management or compensatory plan.

*	Filed herewith.