Form 10-K
period 2016-12-31
MASIMO CORP
filed 2017-02-15
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 2, 2016 the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market, was approximately $1,592.8 million. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. At January 31, 2017, the registrant had 50,419,060 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the registrant’s proxy statement for the registrant’s 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

MASIMO CORPORATION
FISCAL YEAR 2016 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” but appear throughout this Annual Report on Form 10-K. Examples of forward-looking statements include, but are not limited to, any projection or expectation of earnings, revenue or other financial items; the plans, strategies and objectives of management for future operations; factors that may affect our operating results, including accounting and tax estimates; our success in pending litigation; new products or services; the demand for our products; our ability to consummate acquisitions and successfully integrate them into our operations; future capital expenditures; effects of current or future economic conditions or performance; industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “opportunity,” “plan,” “potential,” “predicts,” “seek,” “should,” “will,” or “would,” and similar expressions and variations or negatives of these words. These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which is subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause our actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed under Item 1A—“Risk Factors” in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.
A non-GAAP financial measure for “Adjusted Product Gross Profit” is contained herein as a supplement to product gross profit, the corresponding financial measure prepared in accordance with U.S. generally accepted accounting principles (GAAP). Management has provided this information to assist investors in gaining a better understanding of the effects of the deconsolidation of Masimo’s variable interest entity, Cercacor, effective as of January 3, 2016, and the impact on period-to-period operating results. Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, or as superior to, product gross profit prepared in accordance with GAAP. A reconciliation of GAAP product gross profit to adjusted product gross profit is also contained herein.
PART I

ITEM 1.	BUSINESS
Overview
We are a global medical technology company that develops, manufactures and markets a variety of noninvasive monitoring technologies. We provide our products directly and through distributors and original equipment manufacturers (OEM) partners to hospitals, emergency medical service (EMS) providers, long-term care facilities, physician offices, veterinarians and consumers. Our mission is to improve patient outcomes and reduce the cost of care by taking noninvasive monitoring to new sites and applications™. We were incorporated in California in May 1989 and reincorporated in Delaware in May 1996.
Our core business is Measure-through Motion and Low Perfusion™ pulse oximetry monitoring, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry. Our product offerings have expanded significantly over the years to also include noninvasive monitoring of blood constituents with an optical signature, optical organ oximetry monitoring, electrical, brain function monitoring, acoustic respiration monitoring and exhaled gas monitoring. In addition, we have developed the Root® patient monitoring and connectivity platform, the Radical-7® bedside and portable patient monitor and the Radius-7® wearable wireless patient monitor. We have also developed the Patient SafetyNet1 remote patient surveillance monitoring system, which currently allows up to 200 patients to be monitored and viewed simultaneously and remotely through a PC-based monitor or by care providers through their pagers, voice-over-IP phones or smartphones.
Our solutions and related products are based upon our proprietary Masimo SET® and rainbow® algorithms. These technologies are incorporated into a variety of product platforms depending on our customers’ specifications. In addition, we provide our technologies to OEMs in a form factor that is easy to integrate into their patient monitors, defibrillators, infant incubators and other devices.
____________________________
1     The use of the trademark Patient SafetyNet is under license from the University HealthSystem Consortium.

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
Conventional Pulse Oximetry
Pulse oximetry enables the noninvasive measurement of the oxygen saturation level of arterial blood, which delivers oxygen to the body’s tissues. Pulse oximetry also measures pulse rate, which, when measured by electrocardiogram (ECG), is called heart rate. Pulse oximeters use sensors attached to an extremity, typically the fingertip or certain core body sites. These sensors contain two light emitting diodes that transmit red and infrared light from one side of the extremity through the tissue to a photodetector on the other side of the extremity. The photodetector in the sensor measures the amount of red and infrared light absorbed by the tissue. A microprocessor then analyzes the changes in light absorption to provide a continuous, real-time measurement of the amount of oxygen in the patient’s arterial blood. Pulse oximeters typically give audio and visual alerts, or alarms, when the patient’s arterial blood oxygen saturation level or pulse rate falls outside of a user-designated range. As a result, clinicians have the opportunity to assess patients who may need immediate treatment to prevent the serious clinical consequences of hypoxemia, or low oxygen saturation levels, and hyperoxemia, or high oxygen levels.
As one of the most common measurements taken in and out of hospitals around the world, pulse oximetry has gained widespread clinical acceptance as a standard patient vital sign measurement because it can give clinicians a warning of low arterial blood oxygen saturation levels, known as hypoxemia. Monitoring of oxygen saturation is critical because hypoxemia can lead to a lack of oxygen in the body’s tissues, which can result in organ damage or death. Pulse oximeters are used primarily in critical care settings, including surgery, recovery rooms, intensive care units (ICUs), emergency departments, general care floors and alternative care settings, such as long-term care facilities, and for home monitoring of patients with chronic conditions.
Clinicians also use pulse oximeters to monitor oxygen saturation in premature babies to ensure that the saturation levels are targeted appropriately. In premature babies, oxygen saturation levels above clinically accepted limits may lead to a condition known as Retinopathy of Prematurity (ROP), which could lead to permanent eye damage or blindness if left untreated. By ensuring that oxygen saturation levels in babies remain within clinically accepted limits, clinicians believe they can lower the incidence of ROP.
Conventional pulse oximetry has limitations that can reduce its effectiveness and the quality of patient care. In particular, when using conventional pulse oximetry, oxygen saturation measurements can be distorted by motion artifact, or patient movement, and low perfusion, or low arterial blood flow at the measurement site. Motion artifact can cause conventional pulse oximeters to inaccurately measure the arterial blood oxygen saturation level, due mainly to the effect of movement induced pulsations of venous blood, which is at a lower oxygen saturation. Low perfusion can also cause conventional pulse oximeters to report inaccurate measurements or, in some cases, no measurement at all. Additionally, conventional pulse oximeters cannot distinguish oxygenated hemoglobin, or the component of red blood cells carrying oxygen, from dysfunctional hemoglobins, which are hemoglobins bound to with carbon monoxide (carboxyhemoglobin) or to nitric oxide (methemoglobin) in the blood, thereby reducing the oxygen carrying capacity of the blood. Furthermore, conventional pulse oximetry readings can also be impacted by bright light and electrical interference from the presence of electrical surgical equipment.
Independent research has shown that over 70% of the alarms outside the operating room are false when using conventional pulse oximetry. In addition, conventional pulse oximeters can fail to give accurate measurements in the operating room due to weak physiological signals or low perfusion. Manufacturers of conventional pulse oximeters have attempted to address some of these limitations with varying degrees of success. Some competing devices have attempted to minimize the observed effects of motion artifact by repeating the last measurement before motion artifact is detected, until a new, clean signal is detected and a new measurement can be displayed, known as freezing values. Other competing devices increase the averaging time during motion, known as long averaging, in an attempt to reduce the observed effect of motion on their measurements. Still other competing devices extend the audible alarm notification delay, which reduces the awareness of inaccurate measurements. These competing solutions, commonly referred to as “motion tolerant” or “alarm management” techniques, mask the limitations of conventional pulse oximetry. Several published studies have demonstrated that these also contribute to increased occurrences of undetected true alarms, or events where hypoxemia occurs, but is not detected by the pulse oximeter.
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
The performance of Masimo SET® pulse oximetry has been evaluated in more than 100 independent studies and thousands of clinical evaluations. We believe that Masimo SET® is trusted by clinicians to safely monitor in excess of approximately 100 million patients each year and has been chosen as the primary, if not the only, pulse oximeter technology used by seventeen of the twenty hospitals on the U.S. News & World Report Best Hospitals Honor Roll for the 2016-2017 year. Compared to conventional pulse oximeters, during patient motion and low perfusion, Masimo SET® provides measurements when other pulse oximeters cannot, dramatically reduces false alarms (improved specificity), and accurately detects true alarms (improved sensitivity) that can indicate a hypoxic event in a patient. Clinical studies have shown that the use of Masimo SET® pulse oximetry in conjunction with modified clinical protocols has helped clinicians reduce retinopathy of prematurity in neonates and improve screening for newborns with critical congenital heart disease (CCHD). Clinical studies have also shown a reduction in rapid response activations and ICU transfers when Masimo SET® is used to monitor patients continuously in medical-surgical units. Additionally, researchers have studied and found reduced ventilator weaning time and arterial blood gas measurements in the ICU.
Our pulse oximetry technology is contained on a circuit board which is placed inside a standalone pulse oximetry monitor, placed inside OEM multiparameter monitors, or included as part of an external “Board-in-Cable” solution that is plugged into a port on an OEM or other device. All of these solutions use our proprietary single-patient-use or reusable sensors and cables. We sell our products to end users through our direct sales force and certain distributors, as well as to our OEM partners, for incorporation into their products. In 2013, we also began selling our pulse oximetry products in the consumer market. As of December 31, 2016, we estimate that the worldwide installed base of our pulse oximeters and OEM monitors that incorporate Masimo SET® and rainbow SET™ was more than 1,504,000 units, excluding handheld devices. Our installed base is the primary driver for the recurring sales of our pulse oximeter and Pulse CO-Oximeter® sensors, most notably, single-patient adhesive sensors.
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
Masimo rainbow SET™ Platform
Since introducing Masimo SET®, we have continued to innovate by introducing noninvasive measurements that go beyond arterial blood oxygen saturation and pulse rate. In 2005, we introduced the Masimo rainbow SET™ platform, leveraging our Masimo SET® technology and incorporating licensed rainbow® technology to enable real-time monitoring of additional noninvasive measurements. Our rainbow SET™ platform includes our rainbow SET™ Pulse CO-Oximetry products, which we believe are the first devices cleared by the FDA to noninvasively and continuously monitor additional hemoglobin species using multiple wavelengths of light, which was previously possible only through intermittent invasive procedures. In addition to monitoring oxygen saturation (SpO2), pulse rate (PR), perfusion index (Pi), Pleth Variability Index (PVi®) and Respiration Rate

from the Pleth (RRp™), rainbow® Pulse CO-Oximetry has the unique ability to measure and distinguish oxygenated hemoglobins from the dysfunctional hemoglobins that are incapable of transporting oxygen, carboxyhemoglobin saturation (SpCO®) and methemoglobin saturation (SpMet®), which allows for the noninvasive and continuous monitoring of total hemoglobin concentration (SpHb®). The Masimo rainbow SET™ platform also allows for monitoring of arterial oxygen saturation, even under the presence of carboxyhemoglobin and methemoglobin, known as fractional arterial oxygen saturation (SpfO2™) on certain sensors. Additionally, the rainbow SET™ platform also allows for the calculation of Oxygen Content (SpOC™) and Oxygen Reserve Index™ (ORi™). Although RRp™, SpfO2™ and ORi™ have received CE Mark, they are not currently available for sale in the U.S.
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
Products with our MX circuit board contain our Masimo SET® pulse oximetry technology as well as circuitry to support rainbow® measurements. At the time of purchase, or at any time in the future, our customers and our OEMs’ customers have the option of purchasing additional rainbow® software measurements, which will allow the customer to expand their patient monitoring systems to monitor incremental measurements with a cost-effective solution. To date, over thirty-four companies have released rainbow SET™ equipped products or announced rainbow® integration plans.
SpHb®
Hemoglobin is the oxygen-carrying component of red blood cells (RBCs). Hemoglobin measurement is one of the most frequent invasive laboratory measurements in the world, and is often measured as part of a complete blood count (CBC), which measures multiple other blood components. A low hemoglobin status is a condition called anemia. As a chronic disorder, anemia can be treated by iron supplements, diet changes or drugs that increase the production of RBCs. As an acute disorder, anemia due to bleeding requires either stoppage of the bleeding or a blood transfusion in order to sustain organ function and life.
SpHb® is available as a continuous monitor or a spot-check measurement. Continuous SpHb® monitoring provides real-time visibility into hemoglobin levels and the changes, or lack of changes, in hemoglobin levels, which can otherwise only be measured through intermittent, invasive blood testing. SpHb® monitoring is not intended to be used as the sole basis for making diagnosis or treatment decisions, but continuous SpHb® monitoring, may help clinicians trend hemoglobin in real time between invasive blood samples.
SpOC™
SpOC™ provides a more complete picture of a patient’s oxygenation status by combining noninvasive measurements of both hemoglobin and oxygen saturation levels into a single calculation.
SpCO®
Carbon monoxide (CO) is a colorless, odorless and tasteless gas that is undetectable by humans and is often unknowingly inhaled from combustion fumes, or during fires by victims and first responders. CO poisoning is the leading cause of accidental poisoning death in the U.S., responsible for up to 50,000 emergency department visits and 500 unintentional deaths annually. CO, when bound to hemoglobin cells, prevents the hemoglobin cells from carrying oxygen, and elevated levels may cause severe neurological damage, permanent heart damage or death. Screening for elevated CO levels in the emergency department is critical as symptoms of CO poisoning in patients may be misdiagnosed because such symptoms are similar to the flu.
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
We believe that the greatest opportunity for SpCO® monitoring is in the EMS, fire and hospital emergency department settings, since elevated SpCO® levels may help indicate a need for invasive testing in patients with headaches. While SpCO® is not intended to replace invasive carboxyhemoglobin tests, when used with other clinical variables, SpCO® may help clinicians identify elevated CO levels and help determine additional test and treatment options. Over the past few years, multiple leading emergency first responder associations, including the National Association of Emergency Medical Technicians, the National Association of EMS Educators, the International Association of Fire Fighters and the International Association of Fire Chiefs, have been educating their members on the benefits of noninvasive CO measurement when exposure is suspected or when an individual presents symptoms that could indicate elevated CO levels. In 2015, the National Fire Protection Association (NFPA), one of the world’s authoritative sources on fire prevention and public safety, released updated Fire Rehabilitation Standard 1584, Standard on the Rehabilitation Process for Members During Emergency Operations and Training Exercises, requiring firefighters exposed to smoke at incident scenes and during training to be assessed for elevated CO levels.
SpMet®
Methemoglobin in the blood leads to a dangerous condition known as methemoglobinemia, which occurs as a reaction to some common drugs used in hospitals and outpatient procedures. Methemoglobinemia reduces the amount of oxygen bound to hemoglobin for delivery to tissues and forces normal hemoglobin to bind more tightly to oxygen, releasing less oxygen to the tissues. Methemoglobinemia may go unrecognized or diagnosed late, increasing risk to the patient. Commonly prescribed drugs can introduce methemoglobin into the blood and cause methemoglobinemia. Some of the 30 drugs that are known to cause methemoglobinemia are benzocaine, a local anesthetic, which is routinely used in procedures ranging from endoscopy to surgery; inhaled nitric oxide, routinely used in the Neonatal Intensive Care Unit; nitroglycerin, used to treat cardiac patients, and dapsone, used to treat infections for immune-deficient patients, such as HIV patients. Warnings, cautions and alerts regarding the clinical significance and prevalence of methemoglobinemia have been generated by the FDA, the Veterans Administration, the Institute for Safe Medication Practices and the National Academy of Clinical Biochemistry. The American Academy of Pediatrics recommends monitoring methemoglobin levels in infants who receive nitric oxide therapy.
While SpMet® is not intended to replace invasive methemoglobin tests, when used with other clinical variables, SpMet® may help clinicians identify elevated methemoglobin levels and help determine additional test and treatment options.
PVi®
Pleth Variability Index (PVi®) is a measure of the dynamic changes in the Pi that occur during the respiratory cycle. The calculation is accomplished by measuring changes in Pi over a time interval where one or more complete respiratory cycles have occurred. PVi® is displayed as a percentage. The lower the number, the less variability there is in the Pi over a respiratory cycle. PVi® may show changes that reflect physiologic factors such as vascular tone, circulating blood volume and intrathoracic pressure excursions. When used with other clinical variables, PVi® may help clinicians assess fluid responsiveness in surgical and intensive care patients who are mechanically ventilated, and help determine other treatment options.
RRp™
Respiration rate is defined as the number of breaths per minute. Changes in respiration rate provide an early warning sign of deterioration in patient condition. A low respiration rate is indicative of respiratory depression and high respiration rate is indicative of patient distress. Current methods to monitor respiration rate include end tidal CO2 monitoring, which requires a nasal cannula to be inserted in the patient’s nose and therefore has low patient compliance, and impedance monitoring, which is considered unreliable. RRp™ allows clinicians to noninvasively and continuously measure and monitor respiration rate using a standard Masimo SET® pulse oximetry or rainbow® Pulse CO-Oximeter® sensor. The RRp™ measurement is determined by the variations in the plethysmograph waveform due to respiration, although the measurement is not possible in all patients or conditions and may not immediately indicate changes in respiration rate. RRp™ has received CE Mark, but is not currently available for sale in the U.S. for medical use. RRp™ is available in the U.S. as part of our MightySat™ fingertip pulse oximeter for use by consumers for general health and wellness purposes.
RRa®
Our sound-based monitoring technology, rainbow Acoustic Monitoring® (RAM™), enables RRa® and provides continuous and noninvasive monitoring of respiration rate. For patients requiring accurate and sensitive respiration rate monitoring, we believe that RRa® better detects pauses in breathing than respiration rate measurements from other capnography technologies. The RRa® measurement also provides an important visual indication of breathing through the displayed acoustic waveform. Multiple clinical studies have shown that the noninvasive measurement of RRa® provides as good or better respiration rate monitoring accuracy as end tidal CO2 monitoring, and can reliably detect respiratory pause episodes, defined as a cessation of breathing for 30 seconds or more. When used with other clinical variables, RRa® may help clinicians assess respiratory depression and respiratory distress earlier and more often to help determine treatment options and potentially enable earlier interventions.

SpfO2™
Prior to our debut of SpfO2™ in October 2012, pulse oximeters could only measure and display functional oxygen saturation (SpO2). Therefore, when patients had elevated carboxyhemoglobin and/or elevated methemoglobin (negative reaction to more than 30 common drugs used in hospitals, like caines, nitrates and dapsone), the displayed functional oxygen saturation overestimated the actual oxygen saturation value. SpfO2™, or fractional oxygen saturation, allows more precise arterial oxygenation assessment in patients with elevated dyshemoglobins, common throughout the hospital and pre-hospital setting, compared to functional oxygen saturation, and may also allow earlier interventions and more timely therapeutic decisions. SpfO2™ has received CE Mark, but is not currently available for sale in the U.S.
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
SedLine® Brain Function Monitoring
Brain function monitoring is most commonly used during surgery to help clinicians avoid over-titration and under-titration of anesthesia and sedation. SedLine® brain function monitoring technology measures the brain’s electrical activity by detecting EEG signals. In contrast to whole-scalp EEG monitoring, which is used for diagnostic purposes, this form of EEG monitoring is often referred to as processed EEG monitoring, or brain function monitoring. Brain function monitors display the patient’s EEG waveforms, but these may be difficult for clinicians to interpret, so the EEG signals are processed and displayed as a single number called Patient State Index (PSi) that gives a continuous, quantitative indication of the patient’s depth of anesthesia and sedation. Our SedLine® brain function monitoring technology can now be delivered through the Masimo Open Connect™ (MOC-9™) connectivity port within our Root® patient monitoring and connectivity platform that integrates our rainbow® and SET® measurements with multiple additional parameters, such as SedLine®. In addition, our SedLine® brain function monitoring technology also displays raw EEG waveforms, the PSi trend and the Density Spectral Array view to allow clinicians to compare EEG power in both sides of the brain over time to facilitate the detection of asymmetrical activity and agent-specific effects on the EEG signal.
NomoLine™ Capnography and Gas Monitoring
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
O3®
O3® regional oximetry, also known as tissue oximetry and cerebral oximetry, uses near-infrared spectroscopy (NIRS) to provide continuous measurement of tissue oxygen saturation (rSO2) to help detect regional hypoxemia that pulse oximetry alone can miss. In addition, our Root® monitor and O3® sensors can automate the differential analysis of regional to central oxygen saturation. O3® monitoring is as simple as applying O3® regional oximetry sensors to the forehead and connecting the O3® MOC-9™ module to any Root® monitor through one of its three MOC-9™ ports. O3® regional oximetry is currently intended for use with adults weighing 40 kg. (88 lbs.) or greater and has received CE Mark and FDA 510(k) clearance.

Patient SafetyNet
Our patient surveillance, remote monitoring and clinician notification solution, Patient SafetyNet, allows for monitoring of the oxygen saturation, pulse rate, perfusion index, hemoglobin, methemoglobin, and respiration rate of up to 200 patients simultaneously from a single server. Patient SafetyNet offers a rich user interface with trending, real-time waveform capability at the central station and remote notification via pager or smart phones. Patient SafetyNet also features the Adaptive Connectivity Engine™, which enables two-way, HL7 based connectivity to clinical/hospital information systems. The Adaptive Connectivity Engine™ significantly reduces the time and complexity to integrate and validate custom HL7 implementations, and demonstrates our commitment to innovation that automates patient care with open, scalable, and standards-based connectivity architecture.
The Patient SafetyNet Series 5000™ along with Iris® Connectivity and MyView™ through the Root® patient monitoring and connectivity platform offers a new level of interoperability designed to enhance clinician workflows, and reduce the cost of care, from operating rooms to medical-surgical units. Patient SafetyNet Series 5000™ with Iris® enables Root®  to intake data from all devices connected to the patient, thereby acting as an in-room patient monitor and connectivity hub. Alarms and alerts for all devices are seamlessly forwarded to the patient’s clinician and all device data are effortlessly documented in the patient’s electronic medical record (EMR). The patient-centric user interface of the Patient SafetyNet Series 5000™ displays near real-time data from all devices, providing a single unified dashboard of patient information. To simplify documentation of patient data, Root® enables clinicians to easily verify and send patient vitals, as well as all connected medical device information data, to the EMR directly from Root®. An interface between the Patient SafetyNet Series 5000™ and the hospital admission, discharge and transfer (ADT) system allows clinicians to receive ADT information on Root® for positive patient identification at the bedside. Clinicians can also manually enter additional data on the Root® device, including temperature, blood pressure, level of consciousness, pain score and urine output.
In an article published in 2010 by Dartmouth-Hitchcock Medical Center, clinicians using Masimo SET® and Patient SafetyNet identified patient distress earlier, which decreased rapid response team activations, ICU transfers and ICU days. Hospitals and other care centers may determine that they can reduce their costs by moving less critically ill patients from the ICU to the general care areas where these patients can be continuously and accurately monitored in a more cost-effective manner. We believe that the advanced performance of the Masimo SET® platform coupled with reliable, cost-effective and easy-to-use wireless remote monitoring will allow hospitals to create continuous surveillance solutions on general care floors where patients are at risk of avoidable adverse events and where direct patient observation by skilled clinicians is cost prohibitive.
MyView™
MyView™ is a wireless, presence-detection system that enables clinicians to automatically display customized clinical profiles on Masimo devices, such as Root®, Radical-7® and the Patient SafetyNet View Station. When a clinician approaches the device, a clinician-worn MyView™ badge signals the device to display a preselected set of parameters and waveforms tailored to the individual clinician’s preferences.
Third-Party Device Connectivity
Despite medical technology advances, the lack of device communication and integration creates risks to patient safety in hospitals around the world. Without device interoperability, critical patient information can go unnoticed, leaving clinicians unaware and patients at risk. Existing approaches for device interoperability require separate hardware, software and/or network infrastructure, which can clutter the patient room, increase complexity, burden IT management and increase costs. To address these challenges, we introduced Iris® connectivity in our Root® patient monitoring and connectivity platform. Iris® connectivity enables multiple standalone third-party devices such as intravenous pumps, ventilators, hospital beds and other patient monitors to connect through Root®, enabling display, notification and documentation to the EMR through Masimo Patient SafetyNet.
Masimo’s addition of Iris® connectivity in Root® and Patient SafetyNet provides multiple advantages to hospitals, including the following:

•
Allows standalone device information to be remotely viewed with Patient SafetyNet, transmitted through notification systems or sent to electronic health record systems to facilitate better patient care and meaningful use.

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

Our Strategy
Since inception, our mission has been to develop noninvasive monitoring solutions that improve patient outcomes and reduce the cost of patient care. We intend to continue to grow our business and improve our market position by pursuing the following strategies:

•
Continue to Expand our Market Share in Pulse Oximetry. We grew our product revenue to $663.8 million in 2016 from $517.4 million in 2013, representing a three-year compound annual growth rate of 8.7%. This growth can be attributed to continued expansion of our core SET® Pulse Oximeter customer base, higher revenues from rainbow® Pulse CO-Oximetry, NomoLine™ capnography and other new technologies, and our expanding list of OEM partners. We supplement our direct sales to hospitals and other low acuity healthcare facilities through various U.S. and international distributors. Combined sales through our direct and distributor sales channels increased to $574.8 million, or 86.2% of product revenue in 2016, from $438.8 million, or 84.8% of product revenue, in 2013. As hospitals, physicians and providers are rewarded by payers based on the quality and value of the services (as opposed to the volume of fee-for-service transactions), we expect to see hospitals gravitate towards technologies like Masimo SET® that have a proven track record of improving patient care.

•
Expand the Pulse Oximetry Market to Other Patient Care Settings. Many patients die due to opioid overdose in post-surgical wards. We believe the ability to continuously and accurately monitor patients outside of critical care settings, including the general, medical and surgical floors of the hospital, are currently unmet medical needs and have the potential to significantly improve patient care and increase the size of the pulse oximetry market. In addition, we believe the ability of Masimo SET® to accurately monitor and address the limitations of conventional pulse oximetry has enabled, and will continue to enable, us to expand into non-critical care settings, and therefore, significantly expand the market for our products. To further support our expansion into the general care areas, we market Patient SafetyNet, which enables continuous monitoring of up to 200 patients’ oxygen saturation, pulse rate and with rainbow SET™, noninvasive hemoglobin and respiration rate. We believe that Patient SafetyNet, when combined with Masimo SET® pulse oximetry and RAM™ or capnography, offers a clinically proven cost-effective approach to continuous post-operative monitoring.

•
Expand the Use of rainbow® Technology in Hospital Settings. We believe the noninvasive measurement of rainbow® Pulse CO-Oximetry (SpHb®, SpCO®, SpMet®, PVi®, SpfO2™, SPOC™ and ORi™), rainbow Acoustic Monitoring® (RRa®), and the Halo Index™, as well as future measurements, will provide an excellent opportunity to help our customers improve patient care while reducing their overall cost of care.

•
Expand the Use of rainbow® Technology in Non-Hospital Settings. We believe the noninvasive measurement of hemoglobin creates a significant opportunity in markets such as the physician office, emergency departments and blood donation centers and the noninvasive measurement of carboxyhemoglobin creates a significant opportunity in the fire/alternate care market.

•
Expand the Use of Root® in Hospital Settings. We believe Root® represents a powerful new paradigm in patient monitoring because it enhances our rainbow® and SET® measurements with multiple specialty parameters (SedLine® brain function monitoring, O3® regional oximetry, capnography and gas monitoring) and open-architecture Iris® connectivity in an integrated, clinician-centric hub. Our Iris® integration platform for Root® provides a conduit to the patient’s EMR for a range of clinical devices that may otherwise be unable to communicate their information. Iris® offers clinical utility and flexibility by collecting device information from all sources and making it available to clinicians in one networked place, akin to an airplane cockpit. Complementary innovations like the Radius-7® wearable, wireless monitor foster an environment of safety without sacrificing patient mobility or comfort. Patients on medical-surgical units can be monitored around the clock, and visit the common areas and labs, all while being continuously monitored. Root® is acuity-adaptable, very well equipped with connectivity capabilities and very competitively priced.

•
Utilize our Customer Base and OEM Relationships to Market our Masimo rainbow SET™, O3®, SedLine® and Capnography Products Incorporating Licensed rainbow® Technology. We are currently selling our rainbow SET™ products through our direct sales force and distributors. We include our MX circuit boards in our pulse oximeters and sell them to our OEM partners, equipped with circuitry to support rainbow® Pulse CO-Oximetry measurements that can be activated at time of sale or through a subsequent software upgrade. We believe that, over time, the clinical need for these measurements along with our installed customer base will help drive the adoption of our rainbow® Pulse CO-Oximetry products.

•
Continue to Innovate and Maintain Our Technology Leadership Position. We invented and pioneered the first pulse oximeter to accurately measure arterial blood oxygen saturation level and pulse rate in the presence of motion artifact and low perfusion. In addition, we launched our rainbow SET™ platform that enabled what we believe is the first noninvasive monitoring of carboxyhemoglobin, methemoglobin and hemoglobin, as well as PVi®, all of which were previously only available with invasive and/or complicated testing. With our introduction of RRa® with rainbow Acoustic Monitoring® technology, we believe we have launched the first platform to enable noninvasive and continuous respiration monitoring through an easy-to-use single-patient adhesive acoustic sensor. More recently, we introduced ORi™, which we believe may provide advance warning of an impending hypoxic state, or an indication of an unintended hyperoxic state.

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
The following chart summarizes our principal product components and principal markets and methods of distribution:

Patient Monitoring Solutions:

Description:	Use:	Distribution Channel:
Circuit Boards and Modules (e.g., MX-3 (shown below), MX-5, MS-2011, MS-2013 (shown below), MS-2040 (shown below), uSpO2®, SedLine®, ISA and IRMA)
	• Signal processing apparatus for all Masimo technology platforms • Mainstream and sidestream capnography and gas monitors	• Incorporated and sold to OEM partners who incorporate our circuit boards into their patient monitoring systems

Description:	Use:	Distribution Channel:
Monitors and Devices (e.g., Radical-7®(shown below), Pronto®, Rad-57®, Root®, Radius-7®, EMMA™ and Rad-97™ (shown below))

Masimo®
5:43 PM
ADULT
rainbow
APOD
100
10
98
88
SpO2
100
50
74
200
50
PR
20
0
15
RRa
30
10
13.4
SpHb
08/21
01:45 pm
02:00 pm
02:15 pm
1:00 hr
1.0
SpMet
20
PVi
1
SpCO
4.1
Pi
18
SpOC
Rad-97
rainbow
Masimo SET®

• Bedside, handheld and wireless monitoring devices that incorporate Masimo SET® with and without licensed Masimo rainbow SET™ technology

• Compact and self-contained capnometer which monitors CO2 concentration
• Sold directly to end-users and through distributors and in some cases to our OEM partners who sell to end-users

Patient Monitoring and Connectivity Platform (e.g., Root®, and Radius-7®(shown below),)

• Displays measurements from Masimo’s Radical-7® (connected) or Radius-7® (patient-worn)

• Provides additional specialty measurements from Masimo or third-party-developed apps through Masimo Open Connect (MOC)

• Ability to connect third-party devices such as IV pumps, ventilators, beds and other patient monitors to the electronic health record
• Sold directly to end-users and through distributors
®

Description:	Use:	Distribution Channel:
Sensors (e.g., SET®, rainbow® Pulse CO-Oximetry, rainbow Acoustic™ Sensors™, SedLine® with Next Generation, TFA-1™ and O3® Pediatric (last three shown below))
	• Extensive line of both single-patient, reusable and rainbow ReSposable® sensors • Patient cables, as well as adapter cables that enable the use of our sensors on certain competitive monitors	• Sold directly to end-users and through distributors and to OEM partners who sell to end-users

Line Filters and Mainstream Adapters (e.g., gas disposables and capnography. (EMMA™ Capnometer shown below.)
	• Line of disposables to measure mainstream and sidestream capnography and gas parameters	• Sold directly to end-users and through distributors and to OEM partners who sell to end-users

Remote Alarm and Monitoring Solutions (e.g., Patient SafetyNet)
	• Network-linked, wired or wireless, multiple patient floor monitoring solutions • Standalone wireless alarm notification solutions	• Sold directly to end-users

Description:	Use:	Distribution Channel:
Proprietary Measurements (e.g., SpHb®, SpCO®, SpMet®, PVi®, RRa®, ORi™, 3D Alarms® and Adaptive Threshold Alarm)
	• Rainbow® measurements and other proprietary features sold to installed monitors	• Sold directly to end-users and through OEM partners who sell to end-users

Connectivity (e.g., Patient SafetyNet and Root® with NIBPT (shown below)

Masimo
ADULT
7:30 PM
rainbow
APOD
88
97
SpO2
50
74
PR
140
6
15
RRa
24
7
7.0
SpHb
17
1.0 SpMet
30 PVi
1 SpCO
4.0 Pi
9 SpOC
Temperature
ORAL
104
99
94
99.1
101
94
°F
NIBP
ADULT
175
110
45
122
79
220
75
SYS
110
35
DIA
100 MAP
74 PR
01:00
01:30
02:00
02:30:13 AM
08/21/2014
2:00 h
Root
Masimo
Radical-7
rainbow
MasimoSET
Masimo
Manufacturer: SunTech Medical
www.SunTechMed.com

	• Software and hardware enabling third-party devices to connect through Patient SafetyNet to clinicians and for documentation to the electronic health record	• Sold directly to end-users
Consumer Monitoring Solutions:

Devices (e.g. MightySat™ Rx with RRp™)
	• Pulse oximeter cable and sensor for use with an iPhone, iPad, iPod touch and select Android smart phones	• Sold directly to consumers through consumer retailers

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
Masimo rainbow SET™ MX Circuit Boards. Our next-generation circuit board is the foundation for our Masimo rainbow® Pulse CO-Oximetry and rainbow Acoustic Monitoring® platform, utilizing certain technology that is licensed from Cercacor. The MX circuit boards offer full functionality of our rainbow® technology for noninvasive measurements for total hemoglobin (SpHb®), oxygen content (SpOC™), carboxyhemoglobin (SpCO®), methemoglobin (SpMet®) and acoustic respiration rate (RRa®), in addition to providing Measure-through Motion and Low Perfusion™ oxygen saturation (SpO2), pulse rate (PR) and Pi measurement capabilities of Masimo SET® pulse oximetry. Customers can choose to buy additional measurements beyond arterial blood oxygen saturation levels and pulse rate at the time of sale or at any time in the future through a field-installed software upgrade.
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
uSpO2® Cable/Board. Our SET® technology-in-a-cable contains the low power (MS-2040) technology in a reduced size, allowing it to be embedded into patient cables as part of the sensor connector. This allows for the ability to interface the uSpO2® cable/board to monitoring devices externally via an existing communications port in instances where internal integration of a traditional Masimo SET® technology board is not feasible. The uSpO2® cable/board provides full Masimo SET® Measure-through Motion and Low Perfusion™ pulse oximetry found in our other products, with a typical power consumption of less than 45 milliwatts.
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

•
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

Root®. Root® is a powerful patient monitoring and connectivity platform that integrates our rainbow® and SET® measurements with multiple additional specialty measurements through Masimo Open Connect™ (MOC-9™) in an integrated, clinician-centric platform. The first three MOC-9™ technologies for Root® were Masimo-developed applications - SedLine® brain function monitoring, capnography and O3® regional oximetry. Additional MOC-9™ functionality is expected in the future through third-party development. In contrast to traditional OEM integrations, Masimo’s MOC-9™ program allows third party developers to create their own external module or app, obtain the necessary regulatory approvals, and then gain access to the hospital or alternative care marketplace via the Root® platform by either selling their MOC-9™ module or app directly to the hospital or alternative care provider. MOC-9™ partner companies will then pay Masimo a royalty on the sales of their module or app. Masimo believes that the combination of the Root® platform and the MOC-9™ measurement can help new and established medical technology companies do what the smart phone did for software developers; namely, integrate their solution on a highly featured, low priced, widely-available platform.
Iris® connectivity in the Root® device enables third party devices such as intravenous pumps and ventilators to connect through Root®, which enables display notification and documentation to the EMR through the Masimo Patient SafetyNet application.

In June 2015, we announced the release of Root® with noninvasive blood pressure and temperature capabilities. Root® with noninvasive blood pressure from SunTech Medical® enables clinicians to measure arterial blood pressure for adult, pediatric and neonatal patients, with three distinct measurement modes: spot-check, automatic interval and stat interval. The temperature module from Welch Allyn® is designed to measure the temperature of adult, pediatric and neonatal patients. This product has received both CE Mark and FDA 510(k) clearance.
Our Root® platform with capnography, SedLine® brain function monitoring, wireless communication and Iris® connectivity for third-party medical devices has received FDA clearance. O3® regional oximetry has received CE Mark and FDA 510(k) clearance.
Radius-7®. Radius-7® for the Root® patient monitoring and connectivity platform is the first and only wearable, wireless monitor with our rainbow SET™ technology, enabling early identification of clinical deterioration while offering patients continuous monitoring with freedom of movement. With rainbow SET™ noninvasive measurements, Radius-7® with Root® can alert clinicians at the bedside or remotely, through Masimo Patient SafetyNet, of critical changes in a patient’s oxygen saturation and pulse rate, even during states of motion and low perfusion, as well as respiration through RRa®. Radius-7® with Root® has received both CE Mark and FDA 510(k) clearance.
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
Rad-97™. The Rad-97™ is a versatile standalone monitor that features a 1080p HD color display with user-friendly multi-touch navigation, and features Measure-through Motion and Low Perfusion™ pulse oximetry, pulse rate, and perfusion index. Additional monitoring solutions such as the rainbow SET™ measurements total hemoglobin, methemoglobin, acoustic respiration rate, carboxyhemoglobin, and oxygen content can be added on. The Rad-97™ is the smallest Masimo bedside device currently capable of monitoring the full rainbow SET™ platform. Rad-97™ has received CE Mark.
MightySat™ Rx. The MightySat™ Rx is a fingertip pulse oximeter that incorporates Masimo SET® Measure-through Motion and Low Perfusion™ technology. The MightySat™ Rx has received CE Mark and FDA 510(k) clearance.
SedLine® MOC-9™ Module. The SedLine® monitor measures brain function on a continuous basis. The SedLine® MOC-9™ module for Root® is an EEG-based brain function monitor that provides information about a patient’s response to anesthesia.
O3® MOC-9™ Module. The O3® MOC-9™ module for Root® uses near-infrared spectroscopy (NIRS) to detect regional hypoxemia by continuously measuring tissue oxygen saturation (rSO2), automating the differential analysis of regional to central oxygen saturation.
NomoLine™ Capnography and Gas Monitoring. Our gas analyzers, IRMA and ISA, and emergency capnometer (EMMA™), enable our customers to benefit from CO2, N2O, O2 and anesthetic agent monitoring in many hospital environments.
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
Blue Sensors®. We believe our Blue Sensors® are the first FDA-cleared sensors to accurately monitor arterial blood oxygen saturation levels in cyanotic infants and children with abnormally low oxygen saturation levels.
E1® Ear Sensor. We believe that our E1® Ear Sensor was the first ever, single-patient-use ear sensor that is placed securely in the ear conchae, so clinicians can combine Masimo SET® performance and central monitoring to provide quick access and responsive assessment of oxygenation. The E1® Ear Sensor is designed for field emergency medical services utilization.
TFA-1™ Adhesive Forehead Sensor. We believe our TFA-1™ forehead sensor can combine Masimo SET® performance and central monitoring to provide quick access and responsive assessment of oxygenation, for hospitals desiring forehead monitoring with a disposable sensor. Our TFA-1™ forehead sensor has received FDA 510(k) clearance.
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
The rainbow® DCI-mini® is the first noninvasive hemoglobin (SpHb®) spot-check sensor for infants and small children (weight 3 to 30 kg). Paired with our handheld Pronto® device, the rainbow® DCI-mini® sensors are designed to help clinicians quickly and easily spot-check hemoglobin levels in infants and small children, which may facilitate the identification of anemia. The rainbow® DCI-mini® has received CE Mark in Japan, but is not currently available for sale in the U.S. or Europe.
rainbow Acoustic™ Sensors. We believe we were the first to market a continuous respiration rate monitoring technology based on an acoustic sensor placed on the patient’s neck. Our rainbow Acoustic™ sensors detect the sounds associated with breathing and convert the sounds into continuous respiration rate using proprietary signal processing that is based on Masimo SET®.
In August 2016, we announced the RAS-45 a single-use adult and pediatric acoustic respiration sensor for rainbow Acoustic Monitoring® (RAM™) of respiration rate (RRa®). RAS-45 is designed to facilitate placement on and improve attachment to the neck operates with Masimo MX circuit boards to measure RRa and display the acoustic respiration wave form. RAS-45 can be used with patients who weigh more than 10kg. RAS-45 has received CE Mark.
SedLine® Sensor. Used with the SedLine® MOC-9™ module for the Root® patient monitor, the SedLine® sensor is a disposable sensor that collects EEG data for our SedLine® monitor.
rainbow® Universal ReSposable SuperSensor™. This sensor, which is not currently available for sale in the U.S., is the first noninvasive sensor to provide simultaneous monitoring of SpHb®, SpCO®, SpMet®, SpfO2™, SpOC™, Pi, PVi® and Measure-through Motion and Low Perfusion™ arterial blood oxygen saturation (SpO2) and pulse rate (PR).

O3® Sensor. Used with the O3® MOC-9™ module for the Root® patient monitor, each O3® sensor contains four light-emitting diodes and two detectors to continuously measure rSO2.
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
Remote Alarm and Monitoring Solutions
Masimo Patient SafetyNet. Patient SafetyNet is a remote monitoring and clinician notification system. It instantly routes bedside-generated alarms through a server to a qualified clinician’s handheld paging device in real-time. Each system can support up to 200 bedside monitors and can either be integrated into a hospital’s existing IT infrastructure or operate as a stand-alone wireless network.
Proprietary Measurements
All of our monitors shipped since January 2006, including Radical-7® and certain future OEM products, which incorporate the MX board will allow purchases of software for rainbow® measurements, as well as other future measurements or features that can be field-installed. Our current rainbow® measurements include ORi™, Pi, PR, PVi®, RRp™, SpHb®, SpO2, SpCO®, SpMet®, SpOC™ and SpfO2™, as well as rainbow Acoustic Monitoring®, RRa®
Currently, clinicians monitor multiple clinical measurements on each patient and respond independently to each of the measurements. Halo Index™ is a dynamic indicator that facilitates continuous global trending and assessment of multiple physiological measurements into a simple and comprehensive assessment within a single index to quantify changes in patient status, which is displayed on the Patient SafetyNet remote monitoring and notification system. Halo Index™ has received CE Mark, but is not currently available for sale in the U.S. In the future, subject to receipt of regulatory clearance, we expect Halo Index™ will also be available as part of our standalone devices and OEM boards. As more clinical evidence is collected on Halo Index™, its clinical utility in a variety of care areas and patient types will become more specific.
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
X-Cal®
Sensor and cable failures can prevent pulse oximeters from providing the patient safety advantages that continuous pulse oximetry monitoring is intended to provide. Our X-Cal® technology enhances patient safety and improves clinician efficiency by preserving system quality, performance and reliability and reducing the chances of bad or inferior sensors and cables being used on patients. X-Cal® technology enhances the benefits of Masimo’s pulse oximetry by incorporating the means to track the expected monitoring life of the pulse oximetry sensors and cables and provides appropriate user messaging on the host monitor.
X-Cal® addresses three common problems experienced by clinicians using an integrated Masimo system, including:

•
Patient safety may be compromised by using imitation Masimo sensors and cables because they are not produced with comparable components, do not provide proper shielding from ambient interferences, create electrostatic noise caused by motion, do not have our quality and performance controls, and are not tested or warranted to work within a Masimo system;

•
We design our sensors and cables to last well beyond their warranty period and customer feedback indicates our sensors and cables last significantly longer than competing products, but cable and sensor reliability may still be compromised when used beyond the life they were designed for, affecting patient care and causing clinicians and biomedical engineers to spend time troubleshooting intermittent cable and sensor issues; and

•
We believe that third-party reprocessed pulse oximetry sensors introduce challenges in the clinical environment due to potential quality issues. In fact, we believe that most third-party reprocessed sensors do not indicate that they are capable of performing in Measure-through Motion and Low Perfusion™ conditions or neonatal applications, key performance requirements available with Masimo SET® sensors. Also, to the best of our knowledge, no third-party company has attempted to reprocess rainbow SET™ sensors.

Connectivity
Iris® connectivity in Root® enables third-party devices such as intravenous pumps and ventilators to connect through Root® enabling display, notification and documentation to the EMR through Masimo Patient SafetyNet.
Consumer Products
Our MightySat™ fingertip pulse oximeter for personal use provides accurate oxygen saturation and pulse rate measurements and is designed for those who want accurate measurements even under extreme conditions. In addition to standard SpO2, PR and Pi measurements, MightySat™ is also available with respiration rate (RRp™) and PVi®, a measure of the dynamic changes in the Pi that occur during one or more complete respiratory cycles. Changes in PVi® may indicate changes in hydration, breathing effort, perfusion, or other factors. MightySat™ provides measurements in a compact, battery-powered design with a large color screen that can be rotated for real-time display of the pleth waveform as well as measurements. Bluetooth wireless functionality enables measurement display via a free, downloadable Masimo Personal Health app on iOS and Android mobile devices, as well as the ability to trend and communicate measurements, including the Apple Health Kit. MightySat™ is available through consumer retailers and is intended for general health and wellness use only. MightySat™ is not intended for medical use.
Cercacor Laboratories, Inc.
Cercacor is an independent entity spun-off from us to our stockholders in 1998. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor. . We are a party to a cross-licensing agreement with Cercacor, which was amended and restated effective January 1, 2007 (the Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies.
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
______________

(1)
Vital Signs measurements include, but are not limited to, SpO2, peripheral venous oxygen saturation, mixed venous oxygen saturation, fetal oximetry, sudden infant death syndrome, ECG, blood pressure (noninvasive blood pressure, invasive blood pressure and continuous noninvasive blood pressure), temperature, respiration rate, CO2, pulse rate, cardiac output, EEG, perfusion index, depth of anesthesia, cerebral oximetry, tissue oximetry and/or EMG, and associated features derived from these measurements, such as 3D alarms®, PVi® and other features.

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
Our license to rainbow® technology for these measurements in these markets is exclusive on the condition that we continue to pay Cercacor royalties on our products incorporating rainbow® technology, subject to certain minimum aggregate royalty thresholds, and that we use commercially reasonable efforts to develop or market products incorporating the licensed rainbow® technology. The royalty is up to 10% of the rainbow® royalty base, which includes handhelds, tabletop and multiparameter devices. Handheld products incorporating rainbow® technology carry a 10% royalty rate. For other products, only the proportional amount attributable to that portion of our devices used to monitor non-vital signs measurements, rather than to monitoring vital signs measurements, and sensors and accessories for measuring only non-vital sign parameters are included in the 10% rainbow® royalty base. For multiparameter devices, the rainbow® royalty base includes the percentage of the revenue based on the number of rainbow®-enabled measurements. For hospital contracts where we place equipment and enter into a sensor contract, we pay a royalty to Cercacor on the total sensor contract revenue based on the ratio of rainbow® enabled devices to total devices. During the year ended December 31, 2016 and going forward, we are subject to certain specific annual minimum aggregate royalty payment obligations of $5.0 million per year.
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
Other Agreements with Cercacor. We have also entered into various other agreements with Cercacor, including an Administrative Services Agreement, a Consulting Services Agreement and a Sublease Agreement. See Note 4 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on these agreements and other transactions with Cercacor.

As a result of recent changes in the capital structure of Cercacor, as well as certain of its contractual relationships with us, we completed a re-evaluation of the authoritative consolidation guidance during the year ended December 31, 2016 and determined that, although Cercacor remains a variable interest entity, we are no longer its primary beneficiary. Based on such determination, we discontinued consolidating Cercacor within our consolidated financial statements effective as of January 3, 2016. However, Cercacor continues to be consolidated within our consolidated financial information for all periods prior to January 3, 2016. See Note 3 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information.
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
U.S. Food and Drug Administration (FDA) Premarket Clearance and Approval Requirements
The FDA, along with other federal, state and local authorities, regulates our products and product-related activities. Pursuant to the U.S. Food, Drug, and Cosmetic Act (FDCA) and the regulations promulgated under that Act, the FDA regulates the design, development, clinical trials, testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices. We endeavor to ensure that our products and procedures remain in compliance with all applicable FDA regulations, but the regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that these changes might have on our business, financial condition and results of operations. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive from the FDA either 510(k) clearance, by filing a 510(k) premarket notification or premarket application (PMA) approval, after submitting a PMA. Alternatively, the device may be cleared through the de novo classification process by the FDA.
The FDA’s 510(k) clearance process usually takes from four to nine months, but it can take longer. The process of obtaining PMA approval or de novo classification is much more costly, lengthy and uncertain than the process of obtaining 510(k) clearance. We cannot be sure that 510(k) clearance, PMA approval or de novo classification will be obtained for any product we propose to market on a timely basis or at all. In addition, if the FDA discovers that an applicant has submitted false or misleading information, the FDA may refuse to review submissions until certain requirements are met pursuant to its Application Integrity Policy.
Although an applicant may initially choose whether to submit a 510(k) notification for clearance, a PMA for approval or a de novo request for classification, the FDA decides which pathway is appropriate based upon statutory criteria. These criteria include the level of risk that the agency perceives is associated with the device and a determination of whether the product is substantially equivalent to another legally marketed predicate device. Devices deemed to pose relatively less risk are placed in either Class I or II. In general, manufacturers are required to submit a premarket notification requesting 510(k) clearance for Class II devices unless an exemption applies.
Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to the FDA’s general regulatory controls (General Controls) for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulations (QSRs) facility registration and product listing, reporting of adverse medical events and malfunctions, and appropriate, truthful and non-misleading labeling, advertising and promotional materials. While most Class I devices are exempt from the 510(k) premarket notification process, some Class I devices also require 510(k) clearance by the FDA.
Class II devices are subject to the FDA’s General Controls, the FDA’s QSR, including the Design Control regulations, and any other special controls deemed necessary by the FDA to provide reasonable assurance of the safety and effectiveness of the device. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure. The majority of our current regulated devices are classified as Class II devices while only a few are classified as Class I devices.
Class III devices are those deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or those devices deemed not substantially equivalent to a legally marketed predicate device. Due to the risk level associated with Class III devices, the FDA has determined that general and special controls alone are insufficient to assure the safety and effectiveness of the device. These Class III devices must be approved through the PMA approval process during which the manufacturer must provide reasonable assurance of safety and effectiveness for the intended use(s) of the device to the FDA’s satisfaction. A PMA application must be supported by valid scientific evidence, including extensive preclinical

(including bench tests and laboratory and animal studies) and clinical studies as well as information about the device and its components regarding, among other things, device design, manufacturing and labeling. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. As part of the PMA application review, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the FDA’s QSRs. If the FDA approves the PMA, it may place restrictions on the device or the labeling or require additional clinical studies, monitoring or other post-market requirements. If the FDA’s evaluation of the PMA application or the manufacturing facility is not favorable, the FDA may deny approval of the PMA application or issue a “not approvable” letter. The FDA may also require additional clinical trials, which can delay the PMA approval process by several years or otherwise make obtaining PMA approval infeasible. None of our products are currently approved under the PMA process.
To obtain 510(k) clearance, a company must submit a premarket notification demonstrating substantial equivalence between the proposed device and a legally marketed “predicate” device, which is defined as a legally marketed device, that (i) was legally marketed prior to May 28, 1976, for which the FDA has not yet called for submission of a PMA application; (ii) has been reclassified from Class III to Class II or Class I; (iii) has been cleared through the 510(k) premarket notification process; or (iv) has been previously determined to be exempt from the 510(k) process.. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, requires a new 510(k) clearance or could require a PMA approval or de novo classification. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review this decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, PMA approval or de novo classification, the agency may retroactively require the manufacturer to seek 510(k) clearance, PMA approval or de novo classification. The FDA can also require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance, PMA approval or de novo classification is obtained.
A clinical trial may be required in support of a 510(k) submission and generally is required for a PMA application or de novo classification request. These trials generally require an Investigational Device Exemption (IDE) application approved in advance by the FDA for a specified number of patients, unless the proposed study is deemed to be exempt from the IDE requirements. In addition, if the study meets the requirements for a non-significant risk study, it may be eligible for compliance with “abbreviated” IDE requirements, which include a subset of the requirements applicable to significant risk medical devices studies. If a complete IDE is required, the IDE application must be supported by appropriate data, such as animal and laboratory testing results, protocols for the proposed investigation and other information demonstrating that the device is appropriate for use with humans in a clinical study. Clinical trials may begin if the IDE application is approved by the FDA and the appropriate institutional review boards (IRBs) at the clinical trial sites. Submission of an IDE application does not give assurance that the FDA will issue the IDE. If the IDE application is approved, there can be no assurance the FDA will determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects. The trial must also comply with the FDA’s regulations, including the requirement that informed consent be obtained from each subject, and with clinical trial reporting regulations that require us to submit information on certain clinical trials to a database maintained by the National Institutes of Health. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the U.S.
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
We market our MightySat™ fingertip pulse oximeter for general health and wellness use. We are marketing this product in accordance with the FDA’s current policy and enforcement discretion which indicates that pulse oximeters that are not intended for medical purposes can be marketed directly to consumers without first obtaining 510(k) clearance. We cannot assure you that the FDA will not change its policy regarding the regulation of these products. If the FDA changes its policy, we may be required to seek 510(k) clearance to market this pulse oximeter. We also may be required to cease marketing and/or recall the product until we obtain a new 510(k) clearance.
The regulatory regime is subject to change by Congress or the FDA. For example, in December 2016, Congress enacted the 21st Century Cures Act (Cures Act), which contained several provisions related to the review and approval of new medical technologies. Along with other changes, the Cures Act established a statutory program for “breakthrough” devices, defined as devices intended to treat or diagnose a life-threatening or irreversibly debilitating disease and which represents a breakthrough technology, has no approved/cleared alternatives, offers significant advantages over approved/cleared alternatives, or the availability of the device is in the best interest of patients. The FDA will apply additional resources to help speed the approval or clearance of devices that are designated as breakthrough devices. The Cures Act also included provisions related to the “least burdensome” principle and expanded the number of patients that could be treated using a device approved under a Humanitarian Device Exemption, among other provisions.
User Fees
Pursuant to the Medical Device User Fee and Modernization Act of 2002 (MDUFMA), the Medical Device User Fee Amendments of 2012 (MDUFA III) and provisions of the Food and Drug Administration Safety and Innovation Act (FDASIA), unless a specific exemption applies, both 510(k) submissions and PMA applications are subject to user fees. The PMA user fees are significantly higher. The current medical device user fee act expires later this year, and a new medical device user fee act is expected to be enacted in its place.
Pervasive and Continuing FDA Regulation
After a device is placed on the market, it continues to be subject to the FDA’s regulatory authority. The FDA regulatory requirements include:

•	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

•	unique device identification (UDI) registration, which identifies medical devices through their distribution and use;

•
QSRs and current good manufacturing practices, which requires manufacturers, including third-party manufacturers, to follow stringent design control, testing, change control, documentation and other quality assurance procedures during all aspects of the development and manufacturing process, including requirements for packaging, labeling and record keeping, complaint handling, corrective and preventive actions and internal auditing;

•	labeling control and advertising regulations, including FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses or indications;

•	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change or modification in intended use of one of our cleared devices;

•	approval of product modifications that affect the safety or effectiveness of one of our future approved devices;

•
medical device reporting (MDR) regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or if their device has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

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
We must also register with the FDA as a medical device manufacturer, list all products placed in commercial distribution and obtain all necessary state permits, licenses or other authorizations to operate our business. As a manufacturer, we are subject to announced and unannounced inspections by the FDA to determine our compliance with the FDA’s QSR and other regulations. Our OEM partners also are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements.
If the FDA finds that we or one of our OEM partners have failed to comply with the FDA’s QSR, the agency can institute a wide variety of enforcement and other regulatory actions, including:

•	an FDA Form 483, which is issued by the FDA at the conclusion of an inspection when an investigator has observed any conditions that may constitute potential violations of the FDCA and related Acts;

•	a public warning letter that notifies a company of potential violations of the FDCA;

•	fines and monetary civil penalties against us and/or OEM partners;

•	delays in clearing or approving, or refusal to clear or approve, our products;

•	withdrawal or suspension of clearances and/or approvals of our products or those of our third-party suppliers by the FDA or other regulatory bodies;

•	product recall;

•	product detention or seizure;

•	interruption of production;

•	refusal to provide Certificates to Foreign Governments (CFGs), which may be necessary to permit the export of devices from the U.S. to other countries;

•	operating restrictions;

•	injunctions of future violations (including those agreed to in a consent decree); and

•	criminal prosecution.
The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us.
Advertising and Promotion
Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission (FTC) and by federal and state regulatory and enforcement authorities, including the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, and various state attorneys general. Although physicians are permitted to use their medical judgment to use medical devices for indications other than those cleared or approved by the FDA, we may not promote our products for such “off-label” uses and can only market our products for cleared or approved uses.
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
Import and Export Requirements
To import a device, the importer must file an entry notice and bond with the United States Bureau of Customs and Border Protection (CBP). All devices are subject to FDA examination before release from CBP. Any article that appears to be in violation of the FDCA may be refused admission and a notice of detention and hearing may be issued. If the FDA ultimately refuses admission, the CBP may issue a notice for redelivery and, if a company fails to redeliver the goods or otherwise satisfy CBP and the FDA with respect to their disposition, may assess liquidated damages for up to three times the value of the lot. The CBP also imposes its own regulatory requirements on the import of our products, including inspection and possible sanctions for noncompliance.
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
In particular, marketing of medical devices in the European Union (EU) is subject to compliance with the Medical Devices Directive 93/92/EEC (MDD). A medical device may be placed on the market within the EU only if it conforms to certain “essential requirements” and bears the CE Mark. The most fundamental and essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the essential performance(s) intended by the manufacturer and be designed, manufactured and packaged in a suitable manner.
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
The Physician Payment Sunshine Act (Sunshine Act), which was enacted by Congress as part of the Affordable Care Act (ACA) in 2010, requires medical device companies to track and publicly report, with limited exceptions, all payments and transfers of value to physicians and teaching hospitals in the U.S. Implementing regulations for these tracking and reporting obligations were finalized in 2013, and companies are now required to track payments made and to report such payments to the government by March 31 of each year. In addition, in December 2005, the International Electrotechnical Commission published a revised version of its standard for medical electrical equipment, IEC, 60601-1:2005 (3rd edition). In this publication, standards are listed as general requirements concerning basic safety and the essential performance of equipment. These new standards were required to be in place by June 1, 2012 in Europe and by December 31, 2013 in the U.S. for new submissions. Failure to adhere to this regulation will prevent us from using our equipment in our clinical trials.
In addition, the International Electrotechnical Commission published a revised version of its standard for medical electrical equipment, IEC 60601-1:2005 (3rd edition) lists general requirements concerning basic safety and the essential performance of equipment and forms a minimum regulatory requirement for our products across jurisdictions. For example, compliance with this and related standards is considered as part of the conformity assessment procedure for our products in the EU. Failure to adhere to this standard will prevent us from placing our equipment on the market or using it in our clinical trials in many jurisdictions around the world.
Medical Device Tax
In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation. Among other initiatives, commencing January 1, 2013, these laws imposed significant new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, with certain exemptions. For the year ended January 2, 2016, we recorded $6.9 million in medical device taxes that were included in selling, general and administrative expenses. In December 2015, the U.S. Congress adopted and President Obama signed into law a bill that includes a two-year suspension of the medical device tax. Accordingly, the excise tax does not apply to the sale of taxable medical devices during the period of January 1, 2016 through December 31, 2017. However, such tax may be reimposed on medical device makers beginning on January 1, 2018 if such suspension is not extended or the medical device tax is not permanently repealed.
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
Health Care Fraud and Abuse
In the U.S., there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business. For example, the Federal Anti-Kickback Statute (42 U.S.C. § 1320a-7b(b)) prohibits anyone from, among other things, knowingly and willfully offering, paying, soliciting or receiving any bribe, kickback or other remuneration intended to induce the referral of patients for, or the purchase, order or recommendation of, health care products and services reimbursed by a federal health care program, including Medicare and Medicaid. Recognizing that the federal anti-kickback law is broad and potentially applicable to many commonplace arrangements, Congress and the Office of Inspector General within the Department of Health and Human Services (OIG) have created statutory “exceptions” and regulatory “safe harbors”. Exceptions and safe harbors exist for a number of arrangements relevant to our business, including, among other things, payments to bona fide employees, certain discount and rebate arrangements, and certain payment arrangements involving GPOs. Although an arrangement that fits into one or more of these exceptions or safe harbors is immune from prosecution, arrangements that do not fit squarely within an exception or safe harbor do not necessarily violate the law, but the OIG or other government enforcement authorities may examine the practice to determine whether it involves the sorts of abuses that the statute was designed to combat. Violations of this federal law can result in significant penalties, including imprisonment, monetary fines and assessments, and exclusion from Medicare, Medicaid and other federal health care programs. Exclusion of a manufacturer, like us, would preclude any federal health care program from paying for its products. In addition to the federal anti-kickback law, many states have their own laws that are analogous to the federal anti-kickback law, but may apply regardless of whether any federal or state health care program business is involved. Federal and state anti-kickback laws may affect our sales, marketing and promotional activities, educational programs, pricing and discount practices and policies, and relationships with health care providers by limiting the kinds of arrangements we may have with hospitals, alternate care market providers, GPOs, physicians, payers and others in a position to purchase or recommend our products.
Federal and state false claims laws prohibit anyone from presenting, or causing to be presented, claims for payment to third-party payers that are false or fraudulent. For example, the Federal Civil False Claims Act (31 U.S.C. § 3729 et seq.) imposes liability on any person or entity who, among other things, knowingly and willfully presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program, including Medicaid and Medicare. Some suits filed under the False Claims Act, known as “qui tam” actions, can be brought by a “whistleblower” or “relator” on behalf of the government and such individuals may share in any amounts paid by the entity to the government in fines or settlement. Manufacturers, like us, can be held liable under false claims laws, even if they do not submit claims to the government, where they are found to have caused submission of false claims by, among other things, providing incorrect coding or billing advice about their products to customers that file claims, or by engaging in kickback arrangements or off-label promotion with customers that file claims. A number of states also have false claims laws, and some of these laws may apply to claims for items or services reimbursed under Medicaid and/or commercial insurance. Sanctions under these federal and state fraud and abuse laws may include civil monetary penalties and criminal fines, exclusion from government health care programs and imprisonment.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) created new federal crimes, including health care fraud and false statements related to health care matters. The health care fraud statute prohibits, among other things, knowingly and willfully executing a scheme to defraud any health care benefit program, including those offered by private payers. The false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. A violation of either statute is a felony and may result in fines, imprisonment and other significant penalties.
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
Privacy and Security of Health Information
Numerous federal, state and international laws and regulations, including HIPAA, govern the collection, use and disclosure of patient-identifiable or protected health information (PHI). HIPAA applies to covered entities, which include most healthcare facilities that purchase and use our products, and their business associates. The HIPAA Privacy Rule restricts the use and disclosure of PHI, and requires covered entities and their business associates to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes detailed requirements for safeguarding PHI transmitted or stored electronically. Although we are not a covered entity, we are sometimes deemed to be a business associate of covered entities due to activities that we perform for or on behalf of covered entities, such as training customers on the use of our products or investigating product performance. As business associates, we are subject to many of the requirements of HIPAA and could be directly subject to HIPAA civil and criminal enforcement and the associated penalties for violation of the Privacy, Security and Breach Notification Rules.
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
Numerous other federal and state laws protect the confidentiality of PHI, including state medical privacy laws and federal and state consumer protection laws. These various laws in many cases are not preempted by the HIPAA rules and may be subject to varying interpretations by the courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. Other countries also have, or are developing, laws governing the collection, use and transmission of health information, and these laws could create liability for us or increase our cost of doing business.
Third-Party Reimbursement
Health care providers, including hospitals, that purchase our products generally rely on third-party payers, including the Medicare and Medicaid programs and private payers, including indemnity insurers and managed care plans, to cover and reimburse all or part of the cost of the products and the procedures in which they are used. As a result, demand for our products is dependent in part on the coverage and reimbursement policies of these payers. No uniform coverage or reimbursement policy for medical technology exists among all third-party payers, and coverage and reimbursement can differ significantly from payer to payer.
Centers for Medicare and Medicaid Services (CMS), the federal agency responsible for administering the Medicare program, along with its contractors, establish coverage and reimbursement policies for the Medicare program. Because a large percentage of our products are used in the treatment of elderly or disabled individuals who are Medicare beneficiaries, Medicare’s coverage and reimbursement policies are particularly significant to our business. In addition, private payers often follow the coverage and reimbursement policies of Medicare.

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
Our success with rainbow SET™ technologies in U.S. settings of care with reimbursable monitoring procedures, such as hospital emergency departments, hospital procedure labs, and the physician office may largely depend on the ability of providers to receive reimbursement for such procedures. While private insurance payers generally follow Medicare coding and payment, we cannot be certain of this and, in many cases, cannot control the coverage or payment rates that private insurance payers put in place. In addition, the ACA, as well as the enactment of other legislation or regulations, could affect future payment for services involving the use of our products.
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
The primary focus of our sales representatives is to facilitate the conversion of competitor accounts to our Masimo SET® and rainbow SET™ pulse oximetry products, to expand the use of Masimo SET® and Patient SafetyNet on the general floor and to create and expand the use of rainbow® measurements in both critical care and non-critical care areas. In addition to sales representatives, we employ clinical specialists to work with our sales representatives to educate end-users on the benefits of Masimo SET® and assist with the introduction and implementation of our technology and products to their sites. Our sales and marketing strategy for pulse oximetry has been and will continue to be focused on building end-user awareness of the clinical and cost-saving benefits of our Masimo SET® platform. More recently, we have expanded this communication and educational role to include our Masimo rainbow® Pulse CO-Oximetry and rainbow Acoustic Monitoring® products, including hemoglobin, carboxyhemoglobin, methemoglobin, PVi®, acoustic respiration rate and Halo Index™.
For the year ended December 31, 2016, two just-in-time distributors, Owens & Minor and Cardinal Health, represented approximately 14.0% and 12.8%, respectively, of our total revenue. These were the only two customers that represented 10% or more of our revenue for the year ended December 31, 2016. Importantly, these two distributors take and fulfill orders from our direct customers, many of which have signed long-term sensor purchase agreements with us. As a result, in the event a specific just-in-time distributor is unable to fulfill these orders, the orders would be redirected to other distributors or fulfilled directly by us.

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
In order to facilitate our U.S. direct sales to hospitals, we have signed contracts with what we believe to be the five largest national GPOs in the U.S., based on the total volume of negotiated purchases. In return for the GPOs putting our products on contract, we have agreed to pay the GPOs a percentage of our revenue from their member hospitals. In 2016 and 2015, revenue from the sale of our pulse oximetry products to hospitals that are associated with GPOs amounted to $375.0 million and $337.4 million, respectively.
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
We have developed a patent portfolio internally, and, to a lesser extent, through acquisitions and licensing, that covers many aspects of our product offerings. As of December 31, 2016, we had 598 issued patents and 315 pending applications in the U.S., Europe, Japan, Australia, Canada and other countries throughout the world. Our issued U.S. patents have expiration dates (not including any patent term extensions) from 2018 to 2036. Additionally, as of December 31, 2016, we owned 68 U.S. registered trademarks and 234 foreign registered trademarks, as well as trade names that we use in conjunction with the sale of our products. Our trademarks are perpetually renewable.
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
Our total research and development expenditures for fiscal year 2016 were $59.4 million. In fiscal year 2015, our total research and development expenditures were $56.6 million, which included $6.3 million related to expenses incurred by Cercacor. We expect our research and development expenses to increase moderately in fiscal year 2017 and beyond as we expand our research and development staff, enhance our existing products and technologies and develop new products for market introduction.

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
Employees
As of December 31, 2016, we had approximately 1,243 full-time employees and approximately 3,050 dedicated contract employees worldwide.
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
Risks Related to Our Revenues
We currently derive the majority of our revenue from our Masimo SET® platform, Masimo rainbow SET™ platform and related products. If this technology and the related products do not continue to achieve market acceptance, our business, financial condition and results of operations would be adversely affected.
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
These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. For the years ended December 31, 2016, January 2, 2016 and January 3, 2015, shipments of our pulse oximetry products to customers that are members of GPOs represented approximately $375.0 million, $337.4 million and $309.9 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
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
We have a concentration of OEM, distribution and direct customers. We cannot provide any assurance that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results. For the years ended December 31, 2016, January 2, 2016 and January 3, 2015, we had sales through two just-in-time distributors, which in total represented approximately 26.8%, 26.3% and 25.1% of our total revenue, respectively.
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
In response to these imitation sensors and third-party reprocessors, we offer to our customers our own Masimo reprocessed sensors, which we re-manufacture and test to ensure that they meet the same performance specifications as our new Masimo sensors. In addition, we have incorporated X-Cal® technology into certain products to ensure our customers get the performance they expect by using genuine Masimo sensors and that such sensors do not continue to be used beyond their useful life. We believe this technology will help ensure that hospitals, clinicians and, ultimately, their patients receive true Masimo measurement quality and performance, and will curtail some of the harm to us that results when customers experience performance and other problems with imitation and reprocessed sensors. However, some customers may object to the X-Cal® technology, potentially resulting in the loss of customers and revenues. In addition, reprocessed sensors sold by us are generally offered at a lower price and, therefore, may reduce certain customer demand for our new sensors. As a result, increased sales of genuine Masimo reprocessed sensors may result in lower revenues, which could negatively impact our business, financial condition and results of operations.
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
Our success depends significantly on our ability to protect our rights to the technologies used in our products, including Masimo SET® and licensed rainbow® technology. We rely on patent protection, trade secrets and a combination of copyright and trademark laws, as well as nondisclosure, confidentiality and other contractual arrangements, to protect our technology and rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. In addition, we cannot be assured that any of our pending patent applications will result in the issuance of a patent to us. The PTO may deny or require a significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or may not be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO.
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
In November 2016, we entered into a Settlement Agreement with Koninklijke Philips N.V., with respect to certain patent infringement and antitrust claims, as well as other contractual disputes, which is described in Note 15 to our accompanying consolidated financial statements under the caption “Litigation” included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
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
Each medical device that we wish to market in the U.S. generally must first undergo premarket review by the FDA and receive clearance or approval pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA) by receiving clearance of a 510(k) premarket notification, receiving clearance through the de novo review process, or obtaining approval of a premarket approval (PMA) application. Even if regulatory clearance or approval of a product is granted, the FDA may clear or approve our products only for limited indications for use, which would limit our ability to market the product to only such indications for use. We cannot guarantee that the FDA will grant 510(k) clearance on a timely basis, if at all, for new products or uses that we propose for Masimo SET® or licensed rainbow® technology. The traditional FDA 510(k) clearance process for our products has generally taken between three to six months. However, our more recent experience and interactions with the FDA, along with information we have received from other medical device manufacturers, suggests that, in some cases, the FDA is requiring applicants to provide additional or different information and data for 510(k) clearance than it had previously required; and that the FDA may not rely on approaches that it had previously accepted to support 510(k) clearance, thereby leading to more review cycles or to decisions by the FDA that our products are not substantially equivalent or require greater amounts of information to demonstrate substantial equivalence. As a result, we have experienced lengthier FDA 510(k) review periods over the past few years, which have delayed the 510(k) clearance process for our products.
To support our product applications to the FDA, we frequently are required to conduct clinical testing of our products. Such clinical testing must be conducted in compliance with the requirements of the FDA pertaining to human research. Among other requirements, we must obtain informed consent from human subjects and approval by institutional review boards before such studies may begin. We must also comply with other FDA requirements such as monitoring, recordkeeping, and reporting, including the submission of information regarding certain clinical trials to a database maintained by the National Institutes of Health. In addition, depending on the risk posed by a study, we may be required to obtain the FDA’s approval of the study under an Investigational Device Exemption (IDE). Compliance with these requirements can require significant time and resources and if the FDA determines that we have not complied with such requirements, it may refuse to consider the data to support our applications or initiate enforcement actions.
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
We sell consumer versions of our iSpO2® and MightySat™ pulse oximeters that are not intended for medical use. We are marketing these products in accordance with the FDA’s current policy for products that are intended for wellness or fitness uses. Some of our products may also be exempted from the 510(k) process in accordance with specific FDA guidance and policies, such as the FDA guidance related to mobile medical applications. In addition, some of our products may not be subject to regulation under Section 520(o) of the FDCA, which was enacted as part of the 21st Century Cures Act (Cures Act) in

December 2016 and excludes certain software functions from the statutory definition of a device. We cannot assure you that the FDA will not change its policy regarding the regulation of these products. If the FDA changes its policy or concludes that our marketing of these products is not in accordance with its current policy and/or Section 520(o) of the FDCA, we may be required to seek clearance or approval of these devices through the 510(k), de novo or PMA processes.
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

Failure to obtain regulatory authorizations in foreign jurisdictions may prevent us from marketing our products abroad.
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
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of medical devices. For example, in December 2016, Congress enacted the Cures Act, which contained several provisions related to the review and approval of new medical technologies. Along with other changes, the Cures Act established a statutory program for “breakthrough” devices, defined as a device intended to treat or diagnose a life-threatening or irreversibly debilitating disease or condition and (1) that represents a breakthrough technology, (2) that has no approved/cleared alternatives, (3) that offers significant advantages over approved/cleared alternatives or (4) the availability of the device is in the best interest of patients. The FDA will apply additional resources to help speed the approval or clearance of devices that are designated as breakthrough devices. The Cures Act also included provisions related to the “least burdensome” principle with respect to demonstrating substantial equivalence or reasonable assurance of safety and effectiveness and expanded the number of patients that could be treated by a device approved under a Humanitarian Device Exemption, among other provisions. In addition, the FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. It is impossible to predict whether additional legislative changes will be enacted or whether FDA regulations, guidance or interpretations will be changed, and what the impact of such changes, if any, may be. However, any future regulatory changes could make it more difficult for us to maintain or attain approval to develop and commercialize our products and technologies.
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
Obtaining 510(k) clearance permits us to promote our products for the uses cleared by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products off-label because the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. While we may request additional cleared indications for our current products, the FDA may deny those requests, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any cleared product as a condition of clearance. If the FDA determines that we or our OEM partners have promoted our products for off-label use or have made false or misleading or inadequately substantiated promotional claims, it could request that we or our OEM partners modify those promotional materials or take regulatory or enforcement actions, including the issuance of an untitled letter, warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities may take action if they consider our promotional or training materials to constitute promotion of an uncleared or unapproved use. Although, depending on the facts and circumstances, such promotion might be protected speech under the First Amendment to the U.S. Constitution, we cannot be sure that government authorities or a court would accept such an argument. If not successfully defended, enforcement actions related to off-label promotion could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In any such event, in addition to potential extensive fines and penalties, our reputation could be damaged and adoption of our products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could conclude that we have engaged in off-label promotion.
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
Moreover, the Physician Payment Sunshine Act (the Sunshine Act), which was enacted by Congress as part of the Patient Protection and Affordable Care Act (the Affordable Care Act) in March 2010, requires medical device companies to track and publicly report, with limited exceptions, all payments and transfers of value to physicians and teaching hospitals in the U.S. Implementing regulations for these tracking and reporting obligations were finalized in 2013, and companies are now required to track payments made since August 2013. If we fail to comply with the data collection and reporting obligations imposed by the Sunshine Act, we may be subject to substantial civil monetary penalties.
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
In addition, the requirements or restrictions imposed on us or our products may change, either as a result of administratively adopted policies or regulations or as a result of the enactment of new laws. Moreover, there have been recent public announcements by members of the U.S. Congress, President Trump and his administration regarding their plans to repeal and replace the Affordable Care Act and Medicare. Although we cannot predict the ultimate content or timing of any healthcare reform legislation, potential changes resulting from any amendment, repeal or replacement of these programs, including any reduction in the future availability of healthcare insurance benefits, could adversely affect our business and future results of operations.

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
Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that, as of December 31, 2016, a number of our stockholders, including certain of our directors and executive officers, continue to own shares of Cercacor stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.
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
We may experience significant fluctuations in our quarterly and annual results in the future, we may not maintain our current levels of profitability, and changes to existing accounting pronouncements or taxation rules may affect how we conduct our business and our results of operations.
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

In addition, a change in accounting pronouncements or taxation rules or practices, or the interpretation of them by the SEC or other regulatory bodies, could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Moreover, there have been recent public announcements by members of the U.S. Congress, President Trump and his administration regarding their plans to make substantial changes in the taxation of U.S. companies and their foreign operations, including the possible implementation of a border tax, tariff or increase in custom duties on products manufactured outside of and imported into the U.S., as well as the renegotiation of U.S. trade agreements. Certain of our manufacturing facilities are located in Mexico and Sweden, and the importation of a border tax, tariff or higher customs duties on our products imported into the U.S., or any potential corresponding actions by other countries in which we do business, could negatively impact our financial performance. Furthermore, changes to existing rules, the adoption of new rules, changes in tax laws, changes in trade policies or the expiration of existing favorable tax holidays may adversely affect our reported financial results or the way we conduct our business.
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
Our 2007 Stock Incentive Plan will terminate in August 2017 and the failure to obtain necessary stockholder approval of a new equity plan could adversely affect our recruitment and retention of management and other key personnel. If we lose the services of our key personnel, or if we are unable to attract and retain other key personnel, we may not be able to manage our operations or meet our growth objectives.
In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package that includes equity-based compensation. Our performance and success depends on attracting, motivating and retaining executive talent, key engineers, sales representatives, clinical specialists and other key personnel. Competition for qualified personnel in our industry is significant. As competition for senior management, engineers and field sales personnel intensifies, we may not be able to retain our personnel without certain equity-based incentive compensation plans. Our sole equity incentive plan, the 2007 Stock Incentive Plan (the 2007 Plan), will terminate in August 2017, at which time we will no longer be able to issue any new equity awards pursuant to the 2007 Plan. Under the rules of The NASDAQ Stock Market LLC, any new equity incentive plan must be approved by our stockholders. We currently expect our Board of Directors (Board) to adopt a new equity incentive plan to be submitted for approval by our stockholders at our 2017 annual meeting of stockholders. There can be no assurance that our stockholders will approve a new equity plan adopted by our Board, and our recruitment and retention efforts may be adversely affected by our inability to compete for qualified candidates in a highly competitive market, and we may experience difficulty in implementing our business strategy.
In addition, we are highly dependent on our senior management, especially Joe Kiani, our Chief Executive Officer, and other key officers. We are also heavily dependent on our engineers and field sales team, including sales representatives and clinical specialists. Additionally, some of our key personnel may hold stock options with an exercise price that is greater than our recent closing prices, which may minimize the retention value of these options. The loss of the services of members of our key personnel or the inability to attract and retain qualified personnel in the future could prevent the implementation and completion of our objectives, including the development and introduction of our products. In general, our key personnel may terminate their employment at any time and for any reason without notice, unless the individual is a participant in our 2007 Severance Protection Plan, in which case the individual has agreed to provide us with six months notice if such individual decides to voluntarily resign.
The risks inherent in operating internationally and the risks of selling and shipping our products and purchasing our components and products internationally may adversely impact our business, financial condition and results of operations.

We derive a portion of our net sales from international operations. For the years ended December 31, 2016, January 2, 2016 and January 3, 2015, approximately 29.7%, 29.7% and 31.7%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we could be exposed to potentially significant penalties if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.
On June 23, 2016, the United Kingdom (UK) held a referendum pursuant to which voters elected to leave the EU, commonly referred to as Brexit. As a result of UK voters’ election to leave the EU, the British government is expected to begin negotiating the terms of the UK’s future relationship with the EU. Although the long-term effects of Brexit will depend on any agreements the UK makes to retain access to the EU markets, Brexit has created additional uncertainties that may ultimately result in new regulatory costs and challenges for medical device companies and increased restrictions on imports and exports throughout Europe, which could adversely affect our ability to conduct and expand our operations in Europe and which may have an adverse effect on our business, financial condition and results of operations. Additionally, Brexit may increase the possibility that other countries may decide to leave the EU in the future.
In addition, our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include, but are not limited to:

•	the imposition of additional U.S. and foreign governmental controls or regulations;

•	the imposition of costly and lengthy new export licensing requirements;

•	a shortage of high-quality sales people and distributors;

•	the loss of any key personnel that possess proprietary knowledge, or who are otherwise important to our success in certain international markets;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of new trade restrictions;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;

•	pricing pressure that we may experience internationally;

•	changes in foreign currency exchange rates;

•	laws and business practices favoring local companies;

•	political instability and actual or anticipated military or political conflicts;

•	financial and civil unrest worldwide;

•	outbreaks of illnesses, pandemics or other local or global health issues such as the Zika virus;

•	longer payment cycles; and

•	difficulties in enforcing or defending intellectual property rights.
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
Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could result in increased regulation, cost of compliance and limitations on data collection, use, disclosure and transfer. For example, in October 2015, the Court of Justice of the EU ruled that the US-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States, was invalid. In July 2016, a new data transfer framework referred to as the EU-U.S. Privacy Shield was adopted, which may provide a new mechanism for companies to transfer EU personal data to the U.S. While we have adopted the EU-U.S. Privacy Shield framework for the transfer of personal data from the EU to the U.S., our means for transferring personal data from the EU may not be adopted by all of our customers and suppliers and may be subject to legal challenge or risk of enforcement actions by data protection authorities. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could subject us to cash and non-cash penalties, disrupt our operations, involve significant management distraction and result in a material adverse effect on our business, financial condition and results of operations.
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
We rely on our manufacturing facilities in Mexicali and San Luis Ray, Mexico; Irvine, California; Hudson, New Hampshire; and Danderyd, Sweden. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair. Our facilities may be affected by natural or man-made disasters. Earthquakes are of particular significance since some of our facilities are located in an earthquake-prone area. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist or terrorist organizations, epidemics, communication failures, fire, floods and similar events. In the event that one of our facilities is affected by a natural or man-made disaster, we would be forced to rely on third-party manufacturers if we could not shift production to our other manufacturing facilities. Furthermore, our insurance for damage to our property and the disruption of our business from casualties may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If we are forced to seek alternative facilities, or if we voluntarily expand one or more of our manufacturing operations to new locations, we may incur additional transition costs and we may experience a disruption in the supply of our products until the new facilities are available and operating.

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
The manufacture and sale of products using Masimo SET® and licensed rainbow® technology expose us to product liability claims and product recalls, including, but not limited to, those that may arise from unauthorized off-label use, which is use of a device in a manner outside the indications for use cleared by the FDA, malfunctions, design flaws or manufacturing defects related to our products or the use of our products with incompatible components or systems. For example, in April 2014, an amended putative class action complaint was filed against us alleging product liability and negligence claims in connection with pulse oximeters that we modified and provided at the request of the study investigators for use in a randomized trial at the University of Alabama. In August 2015, the Court granted summary judgment in favor of Masimo, rejecting the plaintiffs’ claims. The plaintiffs have appealed the Court’s decision. The appellate hearing before the Eleventh Circuit Court of Appeals was held on December 13, 2016, and the parties are awaiting a decision. While we believe we have good and substantial defenses to the claims, there is no guarantee that we will ultimately prevail. In addition, we cannot be certain that our product liability insurance will be sufficient to cover any or all damages or claims asserted in this case or any other product liability claims that may be brought against us in the future. Furthermore, we may not be able to obtain or maintain insurance in the future at satisfactory rates or in adequate amounts to protect us against any product liability claims. Any losses that we may suffer from product liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our technology and products, together with the corresponding diversion of the attention of our key employees, may subject us to significant damages and could adversely affect our business, financial condition and results of operations.
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
Our Amended and Restated Credit Agreement, dated January 8, 2016 (Restated Credit Facility), with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, Bank of America, N.A., as Syndication Agent and a Lender, Citibank, N.A., as Documentation Agent and a Lender, and various other Lenders (collectively, the Lenders), contains various affirmative covenants and restrictions that limit our ability to engage in specified types of transactions, including:

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
In addition, under our Restated Credit Facility, we are required to satisfy and maintain specified financial ratios and other affirmative covenants. Our ability to meet those financial ratios and affirmative covenants could be affected by events beyond our control and, therefore, we cannot be assured that we will be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under the Restated Credit Facility. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the Restated Credit Facility immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. As of December 31, 2016, we had no amounts outstanding under the Restated Credit Facility and were in compliance with all applicable covenants.
Risks Related to Our Stock
Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From January 4, 2016 to December 31, 2016, our closing stock price ranged from $35.12 to $67.85 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

In addition to the other risk factors previously discussed above, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:

•	actual or anticipated fluctuations in our operating results or future prospects;

•	our announcements or our competitors’ announcements of new products;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in our growth rates or our competitors’ growth rates;

•	developments regarding our patents or proprietary rights or those of our competitors;

•	ongoing legal proceedings;

•	our inability to raise additional capital as needed;

•	concerns or allegations as to the safety or efficacy of our products;

•	changes in financial markets or general economic conditions, including the effects of recession or slow economic growth in the U.S. and abroad;

•	sales of stock by us or members of our management team, our Board or certain institutional stockholders; and

•	changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally.
Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.
As of December 31, 2016, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 14.9% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and Board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options, vesting of outstanding restricted stock units (RSUs) or the grant of future equity awards by us.
As of December 31, 2016, approximately 16.1 million shares of our common stock were reserved for future issuance under our two equity incentive plans, approximately 8.5 million of which were subject to options outstanding as of that date at a weighted-average exercise price of $28.56 per share and approximately 2.7 million of which were subject to outstanding RSUs. Over the past 12 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs vest, our existing stockholders may incur dilution. We rely on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.
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
In September 2015, our Board authorized a stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. As of December 31, 2016, approximately 2.9 million shares remained available for repurchase under this program. Any repurchase of our common stock will be at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. In addition, under certain circumstances, our Restated Credit Facility may limit or restrict our ability to repurchase our stock. In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our Board may modify or amend our stock repurchase program at any time at its discretion without stockholder approval.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We own an approximately 213,400 square foot property located in Irvine, California that houses our corporate headquarters and U.S. research and development activities. We also own an approximately 90,000 square foot facility in Hudson, New Hampshire, which is used to manufacture advanced light emitting diodes and other advanced component-level technologies, as well as warehousing and administrative operations.
We continue to lease and occupy various buildings in Irvine, California approximating a total of 173,400 square feet for product manufacturing, warehousing, distribution and sales support operations. These leases expire from November 2019 through November 2026. We also operate approximately 159,000 square feet of space in Mexicali and San Luis Ray, Mexico, for the manufacture of our products under a shelter labor agreement with Industrial Vallera de Mexicali, S.A. de C.V. (IVEMSA). IVEMSA leases these manufacturing facilities directly from the owners of the properties under separate agreements. These leases expire from July 2017 to December 2020.
Our international headquarters are located in approximately 10,000 square feet of leased office space in Neuchatel, Switzerland. This office space is focused on operations that include sales, marketing, customer service and other administrative functions. In addition, we currently lease approximately 18,200 square feet of space in Montreal, Canada, which we use primarily for research, development, sales and marketing activities. We also lease approximately 16,400 square feet in Danderyd, Sweden, primarily for manufacturing, research, development and administrative functions related to our capnography and gas monitoring products. Our operations in Tokyo, Japan, are located in approximately 10,000 square feet of leased space that we use for sales, marketing, customer service, administrative and warehousing operations. We also maintain a number of small sales offices throughout Europe, Asia, India, the Middle East, Australia and Latin America. We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.

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

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
Fiscal:
First Quarter	$42.47	35.12	$33.45	$25.52
Second Quarter	$52.52	$41.61	$39.73	$33.76
Third Quarter	$60.32	$51.5	$43.61	$37.61
Fourth Quarter	$67.85	$54.35	$43.12	$38.12
The above quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.
As of February 9, 2017, the closing price of our stock on the NASDAQ Global Select Market was $76.64 per share, and the number of stockholders of record was 30. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our stock is held of record through brokerage firms in “street name.”
Stock Performance Graph
The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following stock performance graph compares total stockholder returns for Masimo Corporation from December 31, 2011 through December 31, 2016 against the NASDAQ Market Composite Index and NASDAQ Medical Equipment Index, assuming a $100 investment made on December 31, 2011. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Masimo Corporation, the NASDAQ Market Composite Index, and
the NASDAQ Medical Equipment Index

$400
$300
$200
$100
$0
12/31/11
12/29/12
12/28/13
01/03/15
01/02/16
12/31/2016
Masimo Corporation
NASDAQ Composite
NASDAQ Medical Equipment

*$100 invested on 12/31/11 in stock or 01/01/11 in index, including reinvestment of dividends. Indexes calculated on month-end basis.
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
In September 2015, our Board authorized a new stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the year ended December 31, 2016, we repurchased approximately 1.5 million shares under this stock repurchase program at an average cost of $42.39 per share, totaling approximately $63.4 million. The total remaining shares authorized for repurchase under this stock repurchase program approximated 2.9 million shares as of December 31, 2016.

Any repurchases will be subject to the availability of stock, general market conditions, the trading price of the stock, available capital, alternative uses for capital and our financial performance. We paid for prior repurchases of stock with available cash and cash equivalents as well as borrowings under our revolving credit agreement.
The following table provides the stock repurchase activities for the three months ended December 31, 2016 and January 2, 2016; and for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 (in thousands, except per share amounts):

	Three Months Ended		Twelve Months Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016	January 3, 2015
Shares repurchased(1)	—	603	1,496	4,148	4,455
Average cost per share	$—	$41.15	$42.39	$37.36	$23.00
Value of shares repurchased(1)	$—	$24,810	$63,402	$154,967	$102,453
________________

(1)	Amounts in thousands.

ITEM 6.	SELECTED FINANCIAL DATA
The following tables reflect selected financial data derived from our consolidated financial statements for each of the last five years. The consolidated statement of operations data for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 and the consolidated balance sheet data as of December 31, 2016 and January 2, 2016 were derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 28, 2013 and December 31, 2012, and the consolidated balance sheet data as of January 3, 2015, December 28, 2013 and December 31, 2012 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results. The selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31, 2016	Year ended January 2, 2016	Year ended January 3, 2015	Year ended December 28, 2013	Year ended December 29, 2012
	(dollars in thousands)
Statement of Operations(1):
Revenue:
Product	$663,846	$599,334	$556,764	$517,429	$464,928
Royalty	30,779	30,777	29,879	29,816	28,305
Total revenue	694,625	630,111	586,643	547,245	493,233
Cost of goods sold	230,826	220,128	195,864	188,418	166,982
Gross profit	463,799	409,983	390,779	358,827	326,251
Operating expenses:
Selling, general and administrative	253,667	252,725	241,016	215,469	193,948
Research and development	59,362	56,617	56,581	55,631	47,077
Litigation settlement, award and/or defense costs	(270,000)	(19,609)	(10,331)	8,010	—
Total operating expenses	43,029	289,733	287,266	279,110	241,025
Operating income	420,770	120,250	103,513	79,717	85,226
Non-operating expense	2,429	3,905	1,472	3,991	1,405
Income before provision for income taxes	418,341	116,345	102,041	75,726	83,821
Provision for income taxes	117,675	34,845	27,678	20,005	21,883
Net income including noncontrolling interests	300,666	81,500	74,363	55,721	61,938
Net income (loss) attributable to noncontrolling interests	—	(1,800)	1,845	(2,660)	(334)
Net income attributable to Masimo Corporation stockholders	$300,666	$83,300	$72,518	$58,381	$62,272

Net income per common share attributable to Masimo Corporation stockholders(2):
Basic	$6.07	$1.62	$1.33	$1.03	$1.08
Diluted	$5.65	$1.55	$1.30	$1.02	$1.07
Weighted-average number of common shares:
Basic	49,530	51,311	54,708	56,690	57,445
Diluted	53,195	53,707	55,571	57,480	58,374
________________

(1)
Pursuant to authoritative accounting guidance, our variable interest entity, Cercacor, was consolidated within our financial statements for all periods prior to January 3, 2016. Accordingly, all intercompany royalties, option and licensing fees, and other charges between us and Cercacor have been eliminated in the consolidation. For additional discussion of accounting for Cercacor, see Note 3 to our accompanying consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

(2)
See Note 2 to our accompanying consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for a description of the method used to compute basic and diluted net income per common share.

	December 31, 2016	January 2, 2016	January 3, 2015	December 28, 2013	December 31, 2012
	(in thousands, except dividends declared per common share)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$305,970	$132,317	$134,453	$95,466	$71,554
Working capital	286,861	166,509	173,182	168,008	129,808
Total assets	820,525	601,735	565,006	438,662	374,661
Total debt	71	185,145	125,224	336	115
Total equity	560,236	275,712	307,741	326,401	275,668
Dividends declared per common share(1)	$—	$—	$—	$—	$1.00

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
Executive Overview
We are a global medical technology company that develops, manufactures and markets a variety of noninvasive monitoring technologies. Our mission is to improve patient outcomes and reduce cost of care by taking noninvasive monitoring to new sites and applications™. We invented Masimo SET®, which provides the capabilities of Measure-through Motion and Low Perfusion™ pulse oximetry to address the primary limitations of conventional pulse oximetry. Pulse oximetry is the noninvasive measurement of the oxygen saturation level of arterial blood, or the blood that delivers oxygen to the body’s tissues, and pulse rate. Pulse oximetry is one of the most common measurements made in and out of hospitals around the world. Masimo SET® has been validated in over 100 independent clinical studies and is the only pulse oximetry technology we are aware of that has been proven to help clinicians detect critical congenital heart disease in newborns, reduce retinopathy of prematurity in neonates, and decrease intensive care unit transfers and rapid response activations on the general floor.
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
Our products consist of a monitor or circuit board, and a “Board-in-Cable” solution, for use with our proprietary single-patient-use and reusable sensors and cables. We sell our products to end-users through our direct sales force and certain distributors, and also sell some of our products to our OEM partners, for incorporation into their equipment. As of December 31, 2016 we estimate that the worldwide installed base of our pulse oximeters and OEM monitors that incorporate Masimo SET® and rainbow SET™ was more than 1,504,000 units. Our installed base is the primary driver for the recurring sales of our sensors, most notably single-patient adhesive sensors.
We offer Masimo SET® and rainbow SET™ through our OEMs and our own end-user products, including the Radical-7®, Rad-57®, Pronto®, Rad-8®, Rad-5®, Rad-5v® and Rad-97™. Our solutions and related products are based upon our proprietary Masimo SET® and rainbow® algorithms. This software-based technology is incorporated into a variety of product platforms depending on our customers’ specifications. Our technology is supported by a substantial intellectual property portfolio that we have built through internal development and, to a lesser extent, acquisitions and license agreements. As of December 31, 2016, we had 913 issued and pending patents worldwide. We have exclusively licensed from our development partner, Cercacor, the right to OEM rainbow® technology and the right to incorporate rainbow® technology into our products intended to be used by professional caregivers, including, but not limited to, hospital caregivers and alternate care facility caregivers.

Settlement Agreement with Koninklijke Philips N.V. (Philips N.V.)
On November 5, 2016, we entered into a settlement agreement with Philips N.V. (the Philips Settlement Agreement), pursuant to which Philips N.V. agreed to pay us $300 million, and Philips N.V. and its affiliates (collectively, the Philips Group) and us (collectively, the Parties) agreed to dismiss, with prejudice, all pending legal and contractual disputes between the Parties and agreed not to sue each other for patent infringement for certain of each other’s products. In addition, the Parties agreed to work together to integrate our technologies into additional Philips Group products, and to jointly develop certain other products. Each of the Parties has additional obligations to the other in the event that such party does not meet certain objectives under the settlement agreement. The Philips Settlement Agreement also contains rainbow® parameter pricing and related terms. The Parties further agreed to undertake a joint marketing program to promote rainbow® adoption with Philips Group products. See Note 15 to our accompanying consolidated financial statements under the caption “Litigation” included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on the Philips legal disputes and the Philips Settlement Agreement.
Stock Repurchase Programs
In February 2013, our Board authorized the repurchase of up to 6.0 million shares of common stock under a stock repurchase program (2013 Plan). In October 2014, our Board increased the number of shares of our common stock authorized for repurchase under the 2013 Plan by 3.0 million shares, bringing the total number of shares of our common stock authorized for repurchase under the 2013 Plan to 9.0 million. The 2013 Plan terminated pursuant to its terms in September 2015 when all of the authorized 9.0 million shares had been repurchased.
In September 2015, our Board authorized a new stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. The total remaining shares authorized for repurchase under this stock repurchase program approximated 2.9 million shares as of December 31, 2016.
For further details regarding our stock repurchase program, please see Note 13 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
Cercacor
Cercacor is an independent entity spun off from Masimo to our stockholders in 1998. We are a party to a cross-licensing agreement with Cercacor, which was amended and restated effective January 1, 2007 (Cross-Licensing Agreement), that governs each party’s rights to certain intellectual property held by the two companies. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor. We have also entered into various other agreements with Cercacor, including an Administrative Services Agreement, a Consulting Services Agreement and a Sublease Agreement. See Note 4 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on these agreements and other transactions with Cercacor.
As a result of recent changes in the capital structure of Cercacor, as well as certain of its contractual relationships with us, we completed a re-evaluation of the authoritative consolidation guidance during the first quarter of 2016 and determined that although Cercacor remains a variable interest entity (VIE), we are no longer its primary beneficiary as we can no longer be deemed to have the power to direct the activities of Cercacor that most significantly impact Cercacor’s economic performance and can no longer be deemed to have an obligation to absorb Cercacor’s losses pursuant to our on-going contractual relationships with Cercacor. Based on such determination, we discontinued consolidating Cercacor within our consolidated financial statements effective as of January 3, 2016. However, Cercacor continues to be a related party following its deconsolidation. We recognized a gain of $0.3 million upon such deconsolidation, which has been reported within non-operating income in the consolidated statement of operations. See Note 3 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on the deconsolidation of Cercacor.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as U.S. Dollar amounts and as a percentage of revenue.

	Year ended December 31, 2016		Year ended January 2, 2016		Year ended January 3, 2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenue:
Product	$663,846	95.6%	$599,334	95.1%	$556,764	94.9%
Royalty	30,779	4.4	30,777	4.9	29,879	5.1
Total revenue	694,625	100.0	630,111	100.0	586,643	100.0
Cost of goods sold	230,826	33.2	220,128	34.9	195,864	33.4
Gross profit	463,799	66.8	409,983	65.1	390,779	66.6
Operating expenses:
Selling, general and administrative	253,667	36.5	252,725	40.1	241,016	41.1
Research and development	59,362	8.5	56,617	9.0	56,581	9.5
Litigation settlement, award and/or defense costs	(270,000)	(38.9)	(19,609)	(3.1)	(10,331)	(1.8)
Total operating expenses	43,029	6.2	289,733	46.0	287,266	49.0
Operating income	420,770	60.6	120,250	19.1	103,513	17.6
Non-operating expense	2,429	0.3	3,905	0.6	1,472	0.3
Income before provision for income taxes	418,341	60.2	116,345	18.5	102,041	17.5
Provision for income taxes	117,675	16.9	34,845	5.5	27,678	4.7
Net income including noncontrolling interests	300,666	43.3	81,500	13.0	74,363	12.7
Net income (loss) attributable to noncontrolling interests	—	—	(1,800)	(0.3)	1,845	0.3
Net income attributable to Masimo Corporation stockholders	$300,666	43.3%	$83,300	13.3%	$72,518	12.4%
Comparison of the Year ended December 31, 2016 to the Year ended January 2, 2016
Revenue. Total revenue increased $64.5 million, or 10.2%, to $694.6 million for the year ended December 31, 2016, from $630.1 million for the year ended January 2, 2016. The following table details our total product revenues by the geographic area to which the products were shipped for fiscal years 2016 and 2015 (dollars in thousands):

	Year ended December 31, 2016		Year ended January 2, 2016		Increase/ (Decrease)	Percentage Change
United States	$465,588	70.1%	$421,628	70.3%	$43,960	10.4%
Europe, Middle East and Africa	112,273	16.9	105,323	17.6	6,950	6.6
Asia and Australia	65,955	10.0	55,675	9.3	10,280	18.5
North and South America (excluding United States)	20,030	3.0	16,708	2.8	3,322	19.9
Total Product Revenue	$663,846	100.0%	$599,334	100.0%	$64,512	55.4%
Royalty	30,779		30,777		2.0
Total Revenue	$694,625		$630,111		$64,514
Product revenues increased $64.5 million, or 10.8%, to $663.8 million for the year ended December 31, 2016 from $599.3 million for the year ended January 2, 2016. This increase was primarily due to higher sales of our consumable and reusable sensor products resulting from an increase in our installed base of circuit boards and pulse oximeters, as well as increased sales of rainbow® parameters and higher direct and distribution sales of capital equipment. Total rainbow® product revenue rose $4.9 million, or 7.8%, to $66.7 million for the year ended December 31, 2016 from $61.8 million for the year ended January 2, 2016. During the year ended December 31, 2016, the impact of movements in foreign exchange rates from the prior year period on the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies, primarily in Europe, Asia and

Canada, increased product revenues by approximately $0.4 million. As of December 31, 2016, we estimate that our installed base of circuit boards and pulse oximeters totaled more than 1,504,000 units, up from 1,414,000 units at January 2, 2016.
Product revenue generated through our direct and distribution sales channels increased $63.8 million, or 12.5%, to $572.0 million for the year ended December 31, 2016, compared to $508.2 million for the year ended January 2, 2016. Revenues from our OEM channel increased 0.7 million, or 0.8%, to $91.8 million for the year ended December 31, 2016 as compared to $91.1 million for the year ended January 2, 2016.
Royalty revenue remained consistent with the prior year period and is primarily comprised of amounts received from Medtronic plc (Medtronic) pursuant to the terms of our amended settlement agreement. Pursuant to the terms of the Third Amendment to Settlement Agreement and Release of Claims effective September 2016, Medtronic agreed to continue paying royalties through October 6, 2018, after which no more royalties will be due.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for fiscal years 2016 and 2015 was as follows (dollars in thousands):

	Gross Profit
	Year ended December 31, 2016	Percentage of Net Revenues	Year ended January 2, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Product Gross Profit	$433,020	65.2%	$379,206	63.3%	$53,814	14.2%
Royalty Gross Profit	30,779	100.0	30,777	100.0	2	—
Total Gross Profit	$463,799	66.8%	$409,983	65.1%	$53,816	13.1%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $10.7 million to $230.8 million for the year ended December 31, 2016, from $220.1 million for the year ended January 2, 2016, primarily due to the increase in product revenues and the impact of approximately $6.4 million of Cercacor royalty expenses that are no longer eliminated in consolidation. These increases were partially offset by the non-recurrence of approximately $9.7 million of inventory valuation adjustments related to certain product end-of-life decisions in the year ended January 2, 2016 and approximately $2.8 million in lower cost of goods sold resulting from favorable foreign exchange movements, primarily in the Mexican Peso. Our total gross margin increased to 66.8% for the year ended December 31, 2016 from 65.1% for the year ended January 2, 2016. This increase in product gross margin was primarily due to customer/product mix favorability, our continued cost reduction efforts, the non-recurrence of the prior year inventory valuation adjustments and favorable movements in foreign exchange rates, which were partially offset by the non-elimination of the Cercacor royalty costs. We incurred $6.7 million in Cercacor royalty expense for the year ended January 2, 2016 that was eliminated in our consolidated financial statements for such period. Had such royalty expense not been eliminated in consolidation, the adjusted product gross profit margin would have been 62.2% for the year ended January 2, 2016, compared to our reported product gross profit margin of 65.2% for the year ended December 31, 2016. (See Note 3 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information related to the deconsolidation of Cercacor.) A reconciliation of GAAP product gross profit to adjusted product gross profit is as follows (dollars in thousands):

	Year ended December 31, 2016	Gross Profit Percentage	Year ended January 2, 2016	Gross Profit Percentage
Product Gross Profit (GAAP)	$433,020	65.2%	$379,206	63.3%
Less: Cercacor Royalty Expense Eliminated in Consolidation	—	—	6,660	1.1
Adjusted Product Gross Profit (Non-GAAP)	$433,020	65.2%	$372,546	62.2%
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for fiscal years 2016 and 2015 were as follows (dollars in thousands):

Selling, General and Administrative
Year ended December 31, 2016	Percentage of Net Revenues	Year ended January 2, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$253,667	36.5%	$252,725	40.1%	$942	0.4%

Selling, general and administrative expenses increased $0.9 million, or 0.4%, to $253.7 million for the year ended December 31, 2016 from $252.7 million for the year ended January 2, 2016. This net increase was due primarily to increases in payroll-related costs of approximately $12.6 million, group purchasing organization (GPO) and distribution administration fees of $2.8 million, travel and entertainment costs of $2.6 million and advertising and trade show expenses of $1.5 million. These increases were partially offset by a decrease in legal fees of approximately $9.7 million, of which $3.0 million resulted from an insurance recovery related to a dispute over reimbursable defense costs from prior periods, and lower medical device excise taxes of approximately $6.9 million as the result of the two year moratorium signed into law on December 18, 2015 under the Consolidated Appropriations Act. Also offsetting these higher expenses were approximately $2.1 million of selling, general and administrative expenses related to Cercacor that were included in our consolidated results of operations for the year ended January 2, 2016, as compared to $0 for the year ended December 31, 2016 due to the deconsolidation of Cercacor as of January 3, 2016. (See Note 3 of our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information related to the deconsolidation of Cercacor.) Approximately $9.4 million and $8.1 million of share-based compensation expense was included in selling, general and administrative expenses for the years ended December 31, 2016 and January 2, 2016, respectively.
Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for fiscal years 2016 and 2015 were as follows (dollars in thousands):

Research and Development
Year ended December 31, 2016	Percentage of Net Revenues	Year ended January 2, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$59,362	8.5%	$56,617	9.0%	$2,745	4.8%
Research and development expenses increased $2.7 million, or 4.8%, to $59.4 million for the year ended December 31, 2016 from $56.6 million for the year ended January 2, 2016. This net increase was due primarily to increases in payroll-related costs of approximately $5.2 million, occupancy-related costs of $1.7 million, engineering project-related costs and professional fees of $0.9 million and the non-recurrence of approximately $0.9 million of cost reimbursements from Cercacor in the year ended January 2, 2016. Offsetting these higher expenses were approximately $6.3 million of research and development expenses related to Cercacor that were included in our consolidated results of operations for the year ended January 2, 2016, as compared to $0 for the year ended December 31, 2016 due to the deconsolidation of Cercacor as of January 3, 2016. (See Note 3 of our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information related to the deconsolidation of Cercacor.) Included in research and development expenses was approximately $2.7 million and $2.3 million of share-based compensation expense for the years ended December 31, 2016 and January 2, 2016, respectively.
Litigation Settlement, Award and/or Defense Costs. Litigation settlement, award and/or defense costs for fiscal years 2016 and 2015 were as follows (dollars in thousands):

Litigation Settlement, Award and/or Defense Costs
Year ended December 31, 2016	Percentage of Net Revenues	Year ended January 2, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(270,000)	(38.9)%	$(19,609)	(3.1)%	$(250,391)	1,276.9%
On November 5, 2016, we entered into a settlement agreement (the Philips Settlement Agreement) with Koninklijke Philips N.V. (Philips N.V.), which among other things, settled all of the claims, legal proceedings and contractual disputes between us, Philips and its affiliates. Pursuant to the Philips Settlement Agreement, Philips N.V. paid us $300 million, $30 million of which related to certain future performance obligations by us and, therefore, has been deferred to future periods in accordance with authoritative accounting guidance. See Note 15 to our accompanying consolidated financial statements under the caption “Litigation” included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on the Philips legal disputes and the Philips Settlement Agreement.
On November 16, 2015, we entered into a Settlement and Covenant Not to Sue Agreement (the Mindray Settlement Agreement) with Shenzhen Mindray Biomedical Electronics Co., Ltd. and certain of its affiliates (collectively, Mindray). The Mindray Settlement Agreement settled each of the claims and legal proceedings between us and Mindray. Pursuant to the Mindray Settlement Agreement, Mindray paid us an aggregate of $25.0 million.

Two of our former physician office sales representatives filed employment-related claims against us in 2011 regarding our noninvasive hemoglobin monitoring products. In January 2014, an arbitrator awarded the former sales representatives approximately $5.4 million in damages (the Arbitration Award). As a result, we recorded a charge of $8.0 million in the fiscal quarter ended December 28, 2013, which included the Arbitration Award and approximately $2.6 million in defense-related costs that had previously been reimbursed by insurance. We challenged the Arbitration Award in the U.S. District Court for the Central District of California, and in April 2014, the District Court vacated the Arbitration Award. Accordingly, we reversed the previous $8.0 million charge in the fiscal quarter ended March 29, 2014. The former sales representatives appealed the U.S. District Court’s ruling, and the appeal argument was held in the Ninth Circuit Court of Appeals on February 1, 2016. On February 19, 2016, the Ninth Circuit Court of Appeals reversed the decision of the District Court vacating the award, and remanded the case to the District Court with instructions to confirm the Arbitration Award. As a result, we reinstated the $5.4 million charge for the Arbitration Award that was previously reversed, plus approximately $0.7 million of estimated non-operating interest expense, as of January 2, 2016. As of December 31, 2016, we have not reinstated the $2.6 million charge for defense-related costs previously reimbursed by the insurance company based upon our assessment of this matter.
Non-operating Expense. Non-operating expense consists primarily of interest income, interest expense and foreign exchange losses. Non-operating expense for fiscal years 2016 and 2015 was as follows (dollars in thousands):

Non-operating expense
Year ended December 31, 2016	Percentage of Net Revenues	Year ended January 2, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$2,429	0.3%	$3,905	0.6%	$(1,476)	(37.8)%
Non-operating expense was $2.4 million for the year ended December 31, 2016, as compared to $3.9 million for the year ended January 2, 2016. This net decrease of approximately $1.5 million was primarily due to higher interest income of $0.4 million and a $0.3 million gain resulting from our deconsolidation of Cercacor. (See Note 3 of our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information related to the deconsolidation of Cercacor.) In addition, we recognized approximately $0.1 million of net realized and unrealized gains on foreign currency denominated transactions during the year ended December 31, 2016, as compared to $0.5 million of net realized and unrealized losses on foreign currency denominated transactions during the year ended January 2, 2016. Offsetting these increases was approximately $0.2 million of higher interest expense during the year ended December 31, 2016, resulting from increased borrowings under our revolving credit agreement.
Provision for Income Taxes. Our provision for income taxes for fiscal years 2016 and 2015 was as follows (dollars in thousands):

Provision for Income Taxes
Year ended December 31, 2016	Percentage of Net Revenues	Year ended January 2, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$117,675	16.9%	$34,845	5.5%	$82,830	237.7%
Our provision for income taxes was $117.7 million for the year ended December 31, 2016 compared to $34.8 million for the year ended January 2, 2016. Our effective tax rate was 28.1% for the year ended December 31, 2016 compared to 30.0% for the year ended January 2, 2016. This decrease in our effective tax rate was primarily due to a tax benefit of $13.0 million during the year ended December 31, 2016 related to excess tax benefits realized for stock-based compensation pursuant to our early adoption of Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. No similar tax benefit was recognized in our provision for income taxes for the year ended January 2, 2016.
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

	Year ended January 2, 2016		Year ended January 3, 2015		Increase/ (Decrease)	Percentage Change
United States	$421,628	70.3%	$380,232	68.3%	$41,396	10.9%
Europe, Middle East and Africa	105,323	17.6	100,747	18.1	4,576	4.5
Asia and Australia	55,675	9.3	57,951	10.4	(2,276)	(3.9)
North and South America (excluding United States)	16,708	2.8	17,834	3.2	(1,126)	10.1
Total Product Revenue	$599,334	100.0%	$556,764	100.0%	$42,570	21.6%
Royalty	30,777		29,879		898
Total Revenue	$630,111		$586,643		$43,468
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
Product revenue generated through our direct and distribution sales channels increased $35.5 million, or 7.5%, to $508.2 million for the year ended January 2, 2016, compared to $472.7 million for the year ended January 3, 2015. Revenues from our OEM channel increased $7.0 million, or 8.4%, to $91.1 million for the year ended January 2, 2016 as compared to $84.1 million for the year ended January 3, 2015. The increase in revenue for both our direct and distribution and OEM channels was consistent with our overall product revenue growth of 7.6% for the year ended January 2, 2016.
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

We incurred $6.7 million and $5.5 million in Cercacor royalty expenses for the years ended January 2, 2016 and January 3, 2015, respectively, which have been eliminated in our consolidated financial results for the periods presented. Had these royalty expenses not been eliminated, our adjusted product gross profit margin would have been 62.2% and 63.8% for the years ended January 2, 2016 and January 3, 2015, respectively. A reconciliation of GAAP product gross profit to adjusted product gross profit is as follows (dollars in thousands):

	Year ended January 2, 2016	Gross Profit Percentage	January 3, 2015	Gross Profit Percentage
Product Gross Profit (GAAP)	$379,206	63.3%	$360,900	64.8%
Less: Cercacor Royalty Expense Eliminated in Consolidation	6,660	1.1	5,400	0.9
Adjusted Product Gross Profit (Non-GAAP)	$372,546	62.2%	$355,430	63.9%
Selling, General and Administrative. Selling, general and administrative expenses for fiscal years 2015 and 2014 were as follows (dollars in thousands):

Selling, General and Administrative
Year ended January 2, 2016	Percentage of Net Revenues	Year ended January 3, 2015	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$252,725	40.1%	$241,016	41.1%	$11,709	4.9%
Selling, general and administrative expenses increased $11.7 million, or 4.9%, to $252.7 million for the year ended January 2, 2016 from $241.0 million for the year ended January 3, 2015, net of an estimated $7.3 million resulting from favorable movements in foreign exchange rates that reduced the U.S. Dollar translation of expenses denominated in various foreign currencies during fiscal 2015. This overall net increase in selling, general and administrative expenses was primarily attributable to approximately $4.1 million of higher charitable donations, including $3.5 million of additional donations to the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (the Masimo Foundation), $2.1 million of higher GPO fees and third party commissions, $1.8 million of higher occupancy-related costs, $1.7 million of higher legal and professional fees and $1.1 million of higher payroll and employee-related costs in the year ended January 2, 2016. Approximately $8.1 million and $8.8 million of share-based compensation expense was included in selling, general and administrative expenses for the years ended January 2, 2016 and January 3, 2015, respectively. Also included in selling, general and administrative expenses were approximately $6.9 million and $6.6 million of medical device excise tax for the years ended January 2, 2016 and January 3, 2015, respectively, which was suspended for two years beginning January 1, 2016. Total direct selling, general and administrative expenses incurred by Cercacor were $2.3 million and $2.8 million for the years ended January 2, 2016 and January 3, 2015, respectively.
Research and Development. Research and development expenses for fiscal years 2015 and 2014 were as follows (dollars in thousands):

Research and Development
Year ended January 2, 2016	Percentage of Net Revenues	Year ended January 3, 2015	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$56,617	9.0%	$56,581	9.5%	$36	0.1%
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
Litigation Settlement, Award and/or Defense Costs. Litigation settlement, award and/or defense costs for fiscal years 2015 and 2014 were as follows (dollars in thousands):

Litigation Settlement, Award and/or Defense Costs
Year ended January 2, 2016	Percentage of Net Revenues	Year ended January 3, 2015	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(19,609)	(3.1)%	$(10,331)	(1.8)%	$(9,278)	89.8%

On November 16, 2015, we entered into the Mindray Settlement Agreement with Mindray. The Mindray Settlement Agreement settled each of the claims and legal proceedings between us and Mindray. Pursuant to the Mindray Settlement Agreement, Mindray paid us an aggregate of $25.0 million.
Two of our former physician office sales representatives filed employment-related claims against us in 2011 regarding our noninvasive hemoglobin monitoring products. In January 2014, an arbitrator awarded the former sales representatives the Arbitration Award. As a result, we recorded a charge of $8.0 million in the fiscal quarter ended December 28, 2013, which included the Arbitration Award and approximately $2.6 million in defense-related costs that had previously been reimbursed by insurance. We challenged the Arbitration Award in the U.S. District Court for the Central District of California, and in April 2014, the District Court vacated the Arbitration Award. Accordingly, we reversed the previous $8.0 million charge in the fiscal quarter ended March 29, 2014. The former sales representatives appealed the U.S. District Court’s ruling, and the appeal argument was held in the Ninth Circuit Court of Appeals on February 1, 2016. On February 19, 2016, the Ninth Circuit Court of Appeals reversed the decision of the District Court vacating the award, and remanded the case to the District Court with instructions to confirm the Arbitration Award. As a result, we reinstated the $5.4 million charge for the Arbitration Award that was previously reversed, plus approximately $0.7 million of estimated non-operating interest expense, as of January 2, 2016. However, we did not reinstate the $2.6 million charge for defense-related costs previously reimbursed by the insurance company based upon our assessment of this matter.
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

Liquidity
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, funds expected to be generated from operations, and funds available under our revolving credit agreement. As of December 31, 2016, we had approximately $286.9 million in working capital, including approximately $306.0 million in cash and cash equivalents, which consisted of approximately $173.5 million in checking accounts, $77.5 million of bank time deposits and $55.0 million in a bank certificate of deposit. This compares to approximately $166.5 million in working capital as of January 2, 2016, including approximately $132.3 million in cash and cash equivalents, which consisted of approximately $55.0 million of bank time deposits, $20.1 million of money market accounts with major financial institutions and $57.2 million in checking accounts. We carry cash equivalents at cost that approximates fair value. We currently do not maintain an investment portfolio but have the ability to invest in various security holdings, types and maturities that meet credit quality standards in accordance with our investment guidelines.
As of December 31, 2016, we had cash totaling $93.0 million held outside of the U.S., of which approximately $6.0 million was accessible without additional tax cost and approximately $87.0 million was accessible at an incremental estimated tax cost of approximately $26.3 million. In managing our day-to-day liquidity and capital structure, we do not rely on foreign earnings as a source of funds. We currently have sufficient funds on-hand and available under our line of credit to fund our domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
During fiscal years 2016, 2015 and 2014, we received $30.5 million, $30.8 million, and $30.0 million, respectively, in cash from Medtronic for royalties related to their U.S. sales pursuant to the terms of our amended settlement agreement. Pursuant to the terms of the Third Amendment to Settlement Agreement and Release of Claims effective September 2016, Medtronic agreed to continue paying royalties to us through October 6, 2018, after which no more royalties will be due.
Cash Flows

The following table summarizes our cash flows (in thousands):
	Year Ended
	December 31, 2016	January 2, 2016
Net cash provided by (used in):
Operating activities	$416,842	$117,212
Investing activities	(25,114)	(54,594)
Financing activities	(216,624)	(62,073)
Effect of foreign currency exchange rates on cash	(1,451)	(2,681)
(Decrease) increase in cash and cash equivalents	$173,653	$(2,136)
Operating Activities. Cash provided by operating activities for the year ended December 31, 2016 was $416.8 million and was driven primarily by net income of $300.7 million and non-cash adjustments for depreciation and amortization, share-based compensation and deferred income taxes of $16.8 million, $12.5 million and $5.4 million, respectively. In addition, during the year ended December 31, 2016, income taxes payable and deferred revenue increased by $73.8 million and $41.9 million, respectively, primarily related to the impact of the Philips Settlement Agreement, and accounts payable, other liabilities and accrued compensation increased by $7.8 million, $6.6 million and $5.7 million, respectively, due to the timing of cash payments. These sources of cash were partially offset by other changes in operating assets and liabilities related to an increase in accounts receivable of $21.2 million due to the timing of collections; an increase in inventories and deferred cost of goods sold of $10.8 million and $8.3 million, respectively, primarily due to the growth in our business; a decrease in accrued liabilities of $7.6 million due to the timing of payments and an increase in other assets of $7.3 million, primarily related to the prepayment of certain expenses.
Cash provided by operating activities for the year ended January 2, 2016 was $117.2 million and was driven primarily by net income, including noncontrolling interests of $81.5 million and non-cash adjustments for depreciation and amortization and share-based compensation of $15.7 million and $10.8 million, respectively. In addition, during the year ended January 2, 2016, accrued liabilities increased by $19.9 million due to the timing of payments and the accrual of the Arbitration Award, inventories decreased by $7.5 million and accrued compensation increased by $5.3 million. These sources of cash were partially offset by other changes in operating assets and liabilities related to an increase in accounts receivable of $9.9 million due to the timing of collections, a decrease in other liabilities of $4.6 million, a decrease in accounts payable of $4.3 million due to the timing of payments and an increase in other assets of $3.0 million.

Investing Activities. Cash used in investing activities for the fiscal year ended December 31, 2016 was $25.1 million, consisting primarily of $19.7 million for purchases of property and equipment, $4.6 million for intangible assets related to capitalized patent and trademark costs and $0.8 million related to the deconsolidation of Cercacor. See Note 3 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information related to the deconsolidation of Cercacor.
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
Financing Activities. Cash used in financing activities for the fiscal year ended December 31, 2016 was $216.6 million, resulting primarily from net repayments under our amended and restated credit agreement dated January 8, 2016 of $185.0 million and common stock repurchase transactions that settled during the year totaling $68.2 million, which were offset by proceeds from the issuance of common stock (upon exercise of options) totaling $37.3 million.
Cash provided by financing activities for the fiscal year ended January 2, 2016 was $62.1 million, resulting primarily from net borrowings under our credit agreement dated April 23, 2014 (as amended) of $60.0 million which were offset by common stock repurchase transactions totaling $150.2 million.
Capital Resources and Prospective Capital Requirements
As of December 31, 2016, we had outstanding loan draws of $0.0 million and outstanding letters of credit of $0.3 million under our Restated Credit Facility (as described below), leaving available borrowing capacity of $249.7 million. We also had outstanding capital leases related to office equipment of less than $0.1 million. We had no other debt obligations and were in compliance with all bank covenants as of December 31, 2016.
In January 2016, we entered into an Amended and Restated Credit Agreement (Restated Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, Bank of America, N.A., as Syndication Agent and a Lender, Citibank, N.A., as Documentation Agent and a Lender, and various other Lenders (collectively, the Lenders). The Restated Credit Facility amended and restated our prior credit agreement dated April 23, 2014, as amended, and initially provided for up to $450.0 million in borrowings in multiple currencies, with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity to up to $550.0 million in the future. In December 2016, subsequent to our receipt of the payment pursuant to the Philips Settlement Agreement, we re-evaluated our expected credit requirements and reduced our aggregate borrowing capacity under the Restated Credit Facility to $250.0 million, with the option, subject to certain conditions, for us to increase the aggregate borrowing capacity to up to $350.0 million in the future. The Restated Credit Facility provides for a sublimit of up to $50.0 million for the issuance of letters of credit and a sublimit of $125.0 million in specified foreign currencies. All unpaid principal under the Restated Credit Facility will become due and payable on January 8, 2021. See Note 11 in our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information.
In September 2015, our Board authorized a new stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. The total remaining shares authorized for repurchase under this stock repurchase program approximated 2.9 million shares as of December 31, 2016.
We expect to fund our future operating, investing and financing activities through our available cash, future cash from operations, funds available under our Restated Credit Facility and other potential sources of capital. In addition to funding our working capital requirements, we anticipate our primary use of cash to be the equipment that we provide to hospitals under our long-term sensor purchase agreements. In addition, we anticipate additional capital expenditures during fiscal 2017 of approximately $17.0 million, primarily related to investments in infrastructure growth. Possible additional uses of cash may include the repurchase of stock under our authorized stock repurchase program, as well as the acquisition of technologies or technology companies. However, any repurchases of stock will be subject to numerous factors, including the availability of our stock, general market conditions, the trading price of our stock, available capital, alternative uses for capital and our financial performance. In addition, the amount and timing of our actual investing activities will vary significantly depending on numerous factors, including the timing and amount of capital expenditures, costs of product development efforts, our timetable for international sales operations and manufacturing expansion, stock repurchase activity and costs related to our domestic and international regulatory requirements. Despite these investment requirements, we anticipate that our existing cash and cash equivalents and amounts available under our Restated Credit Facility will be sufficient to meet our working capital requirements, capital expenditures and other operational funding needs for at least the next 12 months.

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
Contractual Obligations and Commercial Commitments
The following table summarizes our outstanding contractual obligations and commercial commitments as of December 31, 2016 and the effect those obligations are expected to have on our cash liquidity and cash flow in future periods (in thousands). The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. As a result, the actual cash outflows in future periods will vary, possibly materially, from those reflected in this table.

	Payments Due By Period
	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years	Total
Operating leases(1)	$5,829	$10,129	$3,989	$7,630	$27,577
Capital leases (including interest)(2)	75	—	—	—	75
Line of credit	—	—	—	—	—
Purchase commitments(3)	76,800	—	—	—	76,800
Total contractual obligations	$82,704	$10,129	$3,989	$7,630	$104,452
 _______________

(1)	Facility, equipment and automobile leases.

(2)	Leased office equipment.

(3)	Certain inventory items under non-cancellable purchase orders.
Other obligations: As of December 31, 2016, our estimated liabilities related to uncertain tax positions, including interest, were $13.4 million. Due to the high degree of uncertainty regarding the timing of potential cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amounts and periods in which these liabilities might be made.
In addition to these contractual obligations, we had the following annual minimum royalty commitments to Cercacor, as of December 31, 2016 (in thousands):

	Payments Due By Period
	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years
Minimum royalty commitment to Cercacor(1)	$5,000	$10,000	$10,000	(1)
 ______________

(1)	Subsequent to 2019, the royalty arrangement requires a $5.0 million minimum annual royalty payment unless the agreement is amended, restated or terminated.
See Notes 3 and 4 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information related to Cercacor.
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

A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. Most of our products in a multiple deliverable arrangement qualify as separate units of accounting. In the case of our monitoring equipment containing embedded Masimo SET® or rainbow SET™ software and our Patient SafetyNet remote monitoring and clinician notification solution, we determined that the hardware and software components function together to deliver the equipment’s essential functionality and, therefore, represent a single deliverable. However, software deliverables, such as rainbow® parameter software, which do not function together with hardware components to provide the equipment’s essential functionality, are accounted for under software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the revenue recognition accounting guidance for arrangements with multiple deliverables.
Our sales under long-term sensor purchase contracts are generally structured such that we agree to provide at no up-front charge certain monitoring equipment, software, installation, training and/or warranty support in exchange for the hospital’s agreement to purchase sensors over the term of the agreement, which generally ranges from three to six years. These contracts generally do not provide for any payments that are not dependent upon our future delivery of sensors, which are essential to the functionality of the monitoring equipment and, therefore, represent a substantive performance obligation. As a result, we generally do not recognize any revenue when the monitoring and related equipment and software are delivered to the hospitals. We recognize revenue for these delivered elements, on a pro-rata basis when installation and training are complete, as the sensors are delivered under the long-term purchase commitment. The cost of the monitoring equipment initially placed at the hospitals is deferred and amortized to cost of goods sold over the life of the underlying long-term sensor purchase contract. In cases where such contracts do provide for guaranteed payments that are unrelated to the future delivery of sensors, we recognize the net present value of such payments as revenue from the monitoring and related equipment and expense such equipment to cost of goods sold as the equipment is delivered and when installation and training are complete. Some of our long-term sensor contracts also contain provisions for certain payments to be made directly to the end-user hospital customer at the inception of the arrangement. These payments are generally treated as prepaid discounts which are deferred and amortized on a straight-line basis as contra-revenue over the life of the underlying long-term sensor purchase contract.
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
We develop our inventory reserve based on an evaluation of the expected future use of our inventory on an item by item basis. We apply historical obsolescence rates to estimate the loss on inventory expected to have a recovery value below cost. Our historical obsolescence rates are developed from our company specific experience for major categories of inventory, which are then applied to excess inventory on an item by item basis. We also develop other specific inventory reserves when we become aware of other unique events that result in a known recovery value below cost. For inventory items that have been written down, either due to the inventory reserve analysis or due to a specific event, the reduced value becomes the new cost basis. Our inventory reserve was $9.4 million and $16.8 million at December 31, 2016 and January 2, 2016, respectively. The significant decrease in our inventory reserve during fiscal year 2016 resulted primarily from scrapping obsolete inventory that was previously reserved during the fourth quarter of fiscal year 2015. If our estimates for potential inventory losses prove to be too low, our future earnings will be affected when any related additional inventory losses are recorded.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is used to state trade receivables at a net estimated realizable value. We rely on prior experience to estimate the amount that we expect to collect on the gross receivables outstanding, which cannot be known with exact certainty as of the time of issuance of this report. We maintain a specific allowance for customer accounts that we know may not be collectible due to customer liquidity issues. We also maintain a general allowance for future collection losses that arise from customer accounts that do not indicate an inability, but may be unable, to pay. Although such losses have historically been within our expectations and the allowances we have established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past, especially given the recent deterioration of the credit markets of the worldwide economy. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our receivable collections and additional allowances may be required. Our accounts receivable balance was $101.7 million and $81.0 million, net of allowances for doubtful accounts of $1.7 million and $2.0 million at December 31, 2016 and January 2, 2016, respectively.
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
Share-based compensation expense was $12.5 million, $10.8 million and $11.0 million for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. The fair market value of our stock may also increase the cost of future stock option grants. In general, to the extent that the fair market value of our stock increases, the overall cost of granting these options will also increase. For further details regarding our share-based compensation see Note 14 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
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
As a multinational corporation, we are subject to complex tax laws and regulations in various jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Although we have concluded all U.S. federal income tax matters for years through 2011 and all material state, local and foreign income tax matters for years through 2009, our 2012 U.S. federal income tax return is currently under examination by the Internal Revenue Service. Given the foregoing, our actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional liabilities or potentially to reverse previously recorded tax liabilities.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. We do not believe our cash equivalents are subject to significant interest rate risk due to their short terms to maturity. As of December 31, 2016, the carrying value of our cash equivalents approximated fair value. Our risk associated with fluctuation in interest expense is limited to our outstanding capital lease arrangements, which have fixed interest rates, and borrowings under our Restated Credit Facility, which have variable interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Therefore, declines in interest rates over time will reduce our interest income and expense while increases in interest rates will increase our interest income and expense. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase our annual borrowing cost and interest expense approximately $0.1 million for each $1.0 million in outstanding borrowings. At December 31, 2016, we had no outstanding borrowings under our Restated Credit Facility.

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
Our primary foreign currency exchange rate exposures are with the Euro, the Japanese Yen, the Swedish Krona, the Canadian Dollar, the British Pound, the Mexico Peso and the Australian Dollar against the U.S. Dollar. Foreign currency exchange rates have experienced significant movements recently, particularly over the last twenty-four months, and such volatility is expected to continue in the future. Specifically, during the fiscal years ended December 31, 2016 and January 2, 2016, we estimate that fluctuations in the exchange rates between the U.S. Dollar and other foreign currencies, including the Euro, the Japanese Yen, the Swedish Krona, the Canadian Dollar, the British Pound and the Australian Dollar, favorably impacted our revenues by $0.4 million and negatively impacted our revenues by $18.6 million, respectively. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. Therefore, the effect of a 10% change in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become even more significant.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated by the SEC under the Exchange Act. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016. Their attestation report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016, is included in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
On October 27, 2016, our Board determined that our 2017 Annual Meeting of Stockholders (2017 Annual Meeting) will be held on June 1, 2017. Because the 2017 Annual Meeting will be held more than 30 days after the anniversary of the date of our 2016 Annual Meeting of Stockholders, we are notifying stockholders when stockholder proposals are due for the 2017 Annual Meeting. If a stockholder wishes to submit a proposal that is not to be included in the proxy materials for the 2017 Annual Meeting, the proposal must be submitted in writing to our Corporate Secretary at 52 Discovery, Irvine, California 92618 no later than March 3, 2017. Please review our Bylaws, which contain additional requirements regarding advance notice of stockholder proposals. Stockholders may view our Bylaws by visiting the SEC’s internet website at www.sec.gov.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2017 (2017 Proxy Statement) under the headings “Executive Officers”, “Board of Directors”, “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information contained in the 2017 Proxy Statement under the heading “Executive Compensation”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information contained in the 2017 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information contained in the 2017 Proxy Statement under the headings “Corporate Governance and Board Matters” and “Transactions with Related Persons, Promoters and Certain Control Persons”.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained in the 2017 Proxy Statement under the heading “Audit Related Matters-Principal Accountant Fees and Services”.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The Consolidated Financial Statements of Masimo Corporation and Report of Grant Thornton LLP, Independent Registered Public Accounting Firm, are included in a separate section of this Annual Report on Form 10-K beginning on page F-1.
(a)(2) Financial Statement Schedules
The financial statement schedule is included in a separate section of this Annual Report on Form 10-K beginning on page F-1.
(a)(3) Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2(2)	Amended and Restated Bylaws (Exhibit 3.2)

4.1(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999 between the Registrant and certain of its stockholders (Exhibit 4.2)

4.3(4)#	Masimo Retirement Savings Plan (Exhibit 4.7)

10.1(1)#	Form of Indemnity Agreement between the Registrant and its officers and directors (Exhibit 10.1)

10.2(5)#	Amended and Restated Employment Agreement, dated November 4, 2015, between Joe Kiani and the Registrant (Exhibit 10.1)

10.3(1)#	Offer Letter, dated February 15, 1996, between Yongsam Lee and the Registrant (Exhibit 10.7)

10.4(6)#	Offer Letter, dated May 21, 2004, between Rick Fishel and the Registrant (Exhibit 10.13)

10.5(1)#	Offer Letter, dated June 9, 2006, between Mark P. de Raad and the Registrant (Exhibit 10.9)

10.6(1)#	Offer Letter, dated March 30, 2007, between Anand Sampath and the Registrant (Exhibit 10.8)

10.7(6)#	Offer Letter, dated July 23, 2008, between Jon Coleman and the Registrant (Exhibit 10.9)

10.8(12)#	Offer Letter, dated December 27, 2007 between Paul Jansen and the Registrant (Exhibit 10.8)

10.9(12)#	Offer Letter, dated March 31, 2011 between Tom McClenahan and the Registrant (Exhibit 10.8)

10.10(3)#	Executive Restated Annual Cash Bonus Award Plan, effective March 13, 2014 (Exhibit 10.11)

10.11(3)#	Executive Multi-Year Cash Bonus Award Plan, effective March 13, 2014 (Exhibit 10.12)

10.12(7)#	CEO and Executive Officer Equity Award Compensation Policy (Exhibit 10.1)

10.13(5)#	Restricted Share Unit Award Agreement, dated November 4, 2015, by and between Joe Kiani and the Registrant (Exhibit 10.2)

10.14(5)#	Equity-Holder Non-Competition and Confidentiality Agreement, dated November 4, 2015, by and between Joe Kiani and the Registrant (Exhibit 10.3)

10.15(8)#	Amended and Restated 2007 Severance Protection Plan and Summary Plan Description, effective December 31, 2008 (Exhibit 10.11)

10.16(14)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between the Registrant and Mark P. de Raad (Exhibit 10.2)

10.17(14)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between the Registrant and Yongsam Lee (Exhibit 10.3)

10.18(6)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between the Registrant and Rick Fishel (Exhibit 10.57)

Exhibit Number	Description of Document

10.19(12)#	Amended and Restated 2007 Severance Protection Plan Agreement, dated November 12, 2013, by and between the Registrant and Jon Coleman (Exhibit 10.17)

10.20(12)#	Amended and Restated 2007 Severance Protection Plan Agreement, dated December 9, 2013, by and between the Registrant and Anand Sampath (Exhibit 10.18)

10.21(12)#	Amended and Restated 2007 Severance Protection Plan Agreement, dated November 12, 2013, by and between the Registrant and Paul Jansen (Exhibit 10.19)

10.22(3)#	Amended and Restated 2007 Severance Protection Plan Agreement, dated November 3, 2014, by and between the Registrant and Tom McClenahan (Exhibit 10.21)

10.23(1)#	2004 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan of the Registrant, as amended, and forms of agreements related thereto (Exhibit 10.32)

10.24(1)#	2007 Stock Incentive Plan of the Registrant, and forms of agreements related thereto (Exhibit 10.33)

10.25(6)+	Manufacturing and Purchase Agreement, dated October 2, 2008, by and between Analog Devices, Inc. and the Registrant (Exhibit 10.21)

10.26(1)+	Purchase Agreement, dated July 26, 2001, between Jabil Circuit, Inc. and the Registrant (Exhibit 10.15)

10.27(1)+	Shelter Labor Services Agreement, dated December 27, 2000, between Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant (Exhibit 10.11)

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

10.30(10)+	Lease Agreement, relating to the premises at 40 Parker, effective as of November 1, 2009, between the Registrant and Northwestern Mutual Life Insurance Company (Exhibit 10.1)

10.31(15)	Amendment No. 1 to the November 1, 2009 Lease Agreement, relating to the premises at 40 Parker, between the Registrant and Northwestern Mutual Life Insurance Company

10.32(15)	Amendment No. 2 to the November 1, 2009 Lease Agreement, relating to the premises at 40 Parker, between the Registrant and Northwestern Mutual Life Insurance Company

10.33(3)	Amendment No. 3 to the November 1, 2009 Lease Agreement, relating to the premises at 40 Parker, between the Registrant and Northwestern Mutual Life Insurance Company (Exhibit 10.30)

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

10.36(1)	Amended and Restated Cross-Licensing Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (Exhibit 10.34)

10.37(1)	Services Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (Exhibit 10.35)

10.38(13)	Agreement of Purchase and Sale and Escrow Instructions, dated as of November 1, 2013, by and between the Company and Nikken, Inc. (Exhibit 10.1)

10.39(13)	First Amendment to Purchase and Sale Agreement, made and entered into effective as of January 8, 2014, by and between the Company and Nikken, Inc. (Exhibit 10.2)

10.40(13)	Second Amendment to Purchase and Sale Agreement, made and entered into effective as of January 10, 2014, by and between the Company and Nikken, Inc. (Exhibit 10.3)

Exhibit Number	Description of Document

10.41(13)	Third Amendment to Purchase and Sale Agreement, made and entered into effective as of March 10, 2014, by and between the Company and Nikken, Inc. (Exhibit 10.4)

10.42(13)	Fourth Amendment to Purchase and Sale Agreement, made and entered into effective as of March 12, 2014, by and between the Company and Nikken, Inc. (Exhibit 10.5)

10.43(15)	Amended and Restated Credit Agreement, dated as of January 8, 2016, among Masimo Corporation, and the Lenders Party hereto and JP Morgan Chase Bank, N.A., as Administrative Agent

10.44(15)+
Settlement and Covenant Not to Sue Agreement, entered into as of the Effective Date of November 16, 2015, between Masimo Corporation, Masimo Technologies SARL, and Masimo International SARL and Mindray Medical International, Limited, Shenzhen Mindray Biomedical Electronics Co., Ltd and Mindray DS USA, Inc.

10.45(15)	Lease Agreement, dated July 15, 2012, related to the premises at 9600 Jeronimo, between the Registrant and The Irvine Company, LLC

10.46(15)	First Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC

10.47(3)	Second Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC (Exhibit 10.34)

10.48(15)	Third Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC

10.49(16)	Single-Tenant Lease, relating to the premises at 9600 Jeronimo, dated as of July 13, 2016, by and between Masimo Corporation and The Irvine Company LLC

10.50(17)†
Third Amendment to Settlement Agreement and Release of Claims, dated as of September 1, 2016, by and among Masimo Corporation and Cercacor Laboratories, Inc., and Medtronic Plc., Covidien LP, Nellcor Puritan Bennett LLC and Covidien Holdings Inc. (Exhibit 10.1)

10.51(18)†	Settlement Agreement, dated November 5, 2016, by and between Masimo Corporation, Masimo International Technologies SARL and Masimo International SARL and Koninklijke Philips N.V. (Exhibit 10.1)

12.1*	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Registrant’s Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
 _____________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and January 2, 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, (iii) Consolidated Statements of

Comprehensive Income for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, (iv) Consolidated Statements of Equity for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, and (vi) Notes to Consolidated Financial Statements.
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

(8)
Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K, filed on February 15, 2013. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.

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

(15)
Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K, filed on February 24, 2016. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(16)
Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed on August 3, 2016. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(17)
Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed on September 2, 2016. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(18)
Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed on November 7, 2016. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

+	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 15, 2017	By:	/s/ JOE KIANI
Joe Kiani Chairman of the Board & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ JOE KIANI	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)	February 15, 2017
Joe Kiani

/s/ MARK P. DE RAAD	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	February 15, 2017
Mark P. de Raad

/s/ DAVID J. VAN RAMSHORST	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 15, 2017
David J. Van Ramshorst

/s/ STEVEN J. BARKER, M.D. PH.D.	Director	February 15, 2017
Steven J. Barker, M.D., Ph.D.

/s/ SANFORD FITCH	Director	February 15, 2017
Sanford Fitch

/s/ THOMAS HARKIN	Director	February 15, 2017
Thomas Harkin

/s/ ADAM MIKKELSON	Director	February 15, 2017
Adam Mikkelson

/s/ CRAIG REYNOLDS	Director	February 15, 2017
Craig Reynolds

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
MASIMO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Masimo Corporation
We have audited the accompanying consolidated balance sheets of Masimo Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Masimo Corporation and subsidiaries as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements under “Recently Adopted Accounting Pronouncements”, effective January 3, 2016, the Company adopted the provisions of Accounting Standards Update (ASU) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting related to the accounting for stock-based compensation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2017 expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
Irvine, California
February 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Masimo Corporation
We have audited the internal control over financial reporting of Masimo Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016 and our report dated February 15, 2017 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Irvine, California
February 15, 2017

MASIMO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2016	January 2, 2016
ASSETS
Current assets
Cash and cash equivalents	$305,970	$132,317
Accounts receivable, net of allowance for doubtful accounts of $1,698 and $1,967 at December 31, 2016 and January 2, 2016, respectively	101,720	80,960
Inventories	72,542	62,038
Prepaid income taxes	981	2,404
Other current assets	26,014	21,423
Total current assets	507,227	299,142
Deferred cost of goods sold	79,948	66,844
Property and equipment, net	135,996	132,466
Intangible assets, net	29,376	27,556
Goodwill	19,780	20,394
Deferred income taxes	38,975	44,320
Other assets	9,223	11,013
Total assets	$820,525	$601,735
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$31,125	$25,865
Accrued compensation	43,180	38,415
Accrued liabilities	31,476	44,222
Income taxes payable	76,316	2,777
Deferred revenue	38,198	21,280
Current portion of capital lease obligations	71	74
Total current liabilities	220,366	132,633
Deferred revenue	25,336	298
Long-term debt	—	185,071
Other liabilities	14,587	8,021
Total liabilities	260,289	326,023
Commitments and contingencies (Notes 4 and 15)
Equity
Masimo Corporation stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at December 31, 2016 and January 2, 2016; 0 shares issued and outstanding at December 31, 2016 and January 2, 2016	—	—
Common stock, $0.001 par value, 100,000 shares authorized at December 31, 2016 and January 2, 2016; 50,188 and 49,881 shares issued and outstanding at December 31, 2016 and January 2, 2016, respectively	50	50
Treasury stock, 14,255 and 12,759 shares at December 31, 2016 and January 2, 2016, respectively	(404,276)	(340,873)
Additional paid-in capital	382,263	332,417
Accumulated other comprehensive (loss) income	(7,027)	(4,739)
Retained earnings	589,226	288,560
Total Masimo Corporation stockholders’ equity	560,236	275,415
Noncontrolling interest	—	297
Total equity	560,236	275,712
Total liabilities and equity	$820,525	$601,735
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Year ended December 31, 2016	Year ended January 2, 2016	Year ended January 3, 2015
Revenue:
Product	$663,846	$599,334	$556,764
Royalty	30,779	30,777	29,879
Total revenue	694,625	630,111	586,643
Cost of goods sold	230,826	220,128	195,864
Gross profit	463,799	409,983	390,779
Operating expenses:
Selling, general and administrative	253,667	252,725	241,016
Research and development	59,362	56,617	56,581
Litigation settlement, award and/or defense costs	(270,000)	(19,609)	(10,331)
Total operating expenses	43,029	289,733	287,266
Operating income	420,770	120,250	103,513
Non-operating expense	2,429	3,905	1,472
Income before provision for income taxes	418,341	116,345	102,041
Provision for income taxes	117,675	34,845	27,678
Net income including noncontrolling interest	300,666	81,500	74,363
Net (loss) income attributable to noncontrolling interest	—	(1,800)	1,845
Net income attributable to Masimo Corporation stockholders	$300,666	$83,300	$72,518

Net income per share attributable to Masimo Corporation stockholders:
Basic	$6.07	$1.62	$1.33
Diluted	$5.65	$1.55	$1.30

Weighted-average shares used in per share calculations:
Basic	49,530	51,311	54,708
Diluted	53,195	53,707	55,571
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31, 2016	Year ended January 2, 2016	Year ended January 3, 2015
Net income including noncontrolling interest	$300,666	$81,500	$74,363
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2,288)	(2,646)	(6,088)
Total comprehensive income	298,378	78,854	68,275
Comprehensive (loss) income attributable to noncontrolling interest	—	(1,800)	1,845
Comprehensive income attributable to Masimo Corporation stockholders	$298,378	$80,654	$66,430
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

	Masimo Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 28, 2013	56,623	$57	4,156	$(83,454)	$273,129	$3,995	$132,742	$(68)	$326,401
Stock options exercised	426	—	—	—	4,683	—	—	—	4,683
Income tax deficit from exercise of stock options	—	—	—	—	(132)	—	—	—	(132)
Compensation related to stock option grants to employees	—	—	—	—	11,002	—	—	3	11,005
Repurchases of common stock	(4,455)	(5)	4,455	(102,452)	4	—	—	—	(102,453)
Purchase of treasury shares by noncontrolling interest entity, net	—	—	—	—	—	—	—	(38)	(38)
Net income	—	—	—	—	—	—	72,518	1,845	74,363
Foreign currency translation adjustment	—	—	—	—	—	(6,088)	—	—	(6,088)
Income tax benefit on foreign currency translation	—	—	—	—	—	—	—	—	—
Balances at January 3, 2015	52,594	$52	8,611	$(185,906)	$288,686	$(2,093)	$205,260	$1,742	$307,741
Stock options exercised	1,435	2	—	—	28,324	—	—	—	28,326
Payroll tax withholding on behalf of employees for stock options	—	—	—	—	(472)	—	—	—	(472)
Income tax benefit from exercise of stock options	—	—	—	—	5,058	—	—	—	5,058
Compensation related to stock option grants to employees	—	—	—	—	10,817	—	—	8	10,825
Repurchases of common stock	(4,148)	(4)	4,148	(154,967)	4	—	—	—	(154,967)
Issuance of shares in noncontrolling interest entity, net	—	—	—	—	—	—	—	347	347
Net income (loss)	—	—	—	—	—	—	83,300	(1,800)	81,500
Foreign currency translation adjustment	—	—	—	—	—	(2,646)	—	—	(2,646)
Balance at January 2, 2016	49,881	$50	12,759	$(340,873)	$332,417	$(4,739)	$288,560	$297	$275,712
Stock options exercised	1,799	—	—	—	37,342	—	—	—	37,342
Restricted stock units vested	4	—	—	—	—	—	—	—	—
Compensation related to stock option grants to employees	—	—	—	—	12,503	—	—	—	12,503
Repurchases of common stock	(1,496)	—	1,496	(63,403)	1	—	—	—	(63,402)
Gain on deconsolidation of variable interest entity	—	—	—	—	—	—	—	(297)	(297)
Net income	—	—	—	—	—	—	300,666		300,666
Foreign currency translation adjustment	—	—	—	—	—	(2,288)	—	—	(2,288)
Balance at December 31, 2016	50,188	$50	14,255	$(404,276)	$382,263	$(7,027)	$589,226	$—	$560,236
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31, 2016	Year ended January 2, 2016	Year ended January 3, 2015
Cash flows from operating activities:
Net income including noncontrolling interest	$300,666	$81,500	$74,363
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	16,817	15,684	12,818
Share-based compensation	12,503	10,825	11,005
Loss on disposal of property, equipment and intangibles	658	608	918
Provision for doubtful accounts	259	342	583
Gain on deconsolidation of variable interest entity	(273)	—	—
Benefit from deferred income taxes	5,405	(1,974)	(320)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(21,243)	(9,900)	4,862
(Increase) decrease in inventories	(10,831)	7,505	(13,434)
Increase in deferred cost of goods sold	(8,251)	(78)	(6,683)
Decrease (increase) in prepaid income taxes	1,355	(1,992)	3,316
Increase in other assets	(7,314)	(3,012)	(1,824)
Increase (decrease) in accounts payable	7,816	(4,319)	(1,375)
Decrease in accounts payable to related party	(1,092)	—	—
Increase in accrued compensation	5,675	5,334	4,948
(Decrease) increase in accrued liabilities	(7,605)	19,902	1,837
Increase in income taxes payable	73,755	1,316	4,173
Increase in deferred revenue	41,900	58	199
Increase (decrease) in other liabilities	6,642	(4,587)	227
Net cash provided by operating activities	416,842	117,212	95,613
Cash flows from investing activities:
Purchases of property and equipment	(19,707)	(50,393)	(75,061)
Increase in intangible assets	(4,644)	(4,201)	(3,903)
Reduction in cash resulting from deconsolidation of variable interest entity	(763)	—	—
Net cash used in investing activities	(25,114)	(54,594)	(78,964)
Cash flows from financing activities:
Borrowings under revolving line of credit	45,000	130,000	125,000
Repayments under revolving line of credit	(230,000)	(70,000)	—
Debt issuance costs	(621)	—	(436)
Repayments on capital lease obligations	(75)	(80)	(111)
Proceeds from issuance of common stock	37,290	28,285	4,680
Payroll tax withholdings on behalf of employee for stock options	—	(472)	—
Repurchases of common stock	(68,218)	(150,152)	(102,453)
Net equity issuances (repurchases) by noncontrolling interest	—	346	(38)
Net cash (used in) provided by financing activities	(216,624)	(62,073)	26,642
Effect of foreign currency exchange rates on cash	(1,451)	(2,681)	(4,304)
Net increase (decrease) in cash and cash equivalents	173,653	(2,136)	38,987
Cash and cash equivalents at beginning of period	132,317	134,453	95,466
Cash and cash equivalents at end of period	$305,970	$132,317	$134,453
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Company
Masimo Corporation (the Company), is a global medical technology company that develops, manufactures and markets a variety of noninvasive monitoring technologies. The Company’s mission is to improve patient outcomes and reduce cost of care by taking noninvasive monitoring to new sites and applications. The Company’s patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use, reusable or resposable sensors, software and/or cables. The Company primarily sells its products to hospitals, emergency medical service (EMS) providers, home care providers, physician offices, veterinarians, long-term care facilities and consumers through its direct sales force, distributors and original equipment manufacturer (OEM) partners.
The Company invented Masimo Signal Extraction Technology® (SET®), which provides the capabilities of Measure-through Motion and Low Perfusion™ pulse oximetry to address the primary limitations of conventional pulse oximetry. Over the years, the Company’s product offerings have expanded significantly to also include noninvasive optical blood constituent monitoring, optical organ oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring and optical gas monitoring. The Company also developed the Root® patient monitoring and connectivity platform and the Masimo Patient SafetyNet remote patient surveillance monitoring system. These solutions and related products are based upon Masimo SET®, rainbow® and other proprietary algorithms. These software-based technologies are incorporated into a variety of product platforms depending on customers’ specifications. This technology is supported by a substantial intellectual property portfolio that the Company has built through internal development and, to a lesser extent, acquisitions and license agreements.
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
Fiscal Periods
The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week fiscal year includes four quarters of 13 weeks while a 53 week fiscal year includes three quarters of 13 weeks and one quarter of 14 weeks. The Company’s last 53 week fiscal year was fiscal year 2014. Fiscal years 2015 and 2016 were 52 week fiscal years. All references to years in these notes to consolidated financial statements are fiscal years unless otherwise noted.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this guidance as to specific assets or liabilities. There were no transfers between level 1, level 2 and level 3 inputs during the years ended December 31, 2016 or January 2, 2016. The Company carries cash and cash equivalents at cost which approximates fair value. As of December 31, 2016 and January 2, 2016, the Company did not have any short-term investments.
The following tables represent the Company’s fair value hierarchy for its financial assets (in thousands):

December 31, 2016	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents
Cash	$305,970	$—	$—	$305,970	$305,970
Level 1:
None	—	—	—	—	—
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
Total assets measured at fair value	$305,970	$—	$—	$305,970	$305,970

January 2, 2016	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents
Cash	$112,168	$—	$—	$112,168	$112,168
Level 1:
Money market funds	20,149	—	—	20,149	20,149
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
Total assets measured at fair value	$132,317	$—	$—	$132,317	$132,317
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
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015, depreciation and amortization expense of property and equipment was $13.0 million, $11.8 million and $9.2 million, respectively.
Intangible Assets
Intangible assets consist primarily of patents, trademarks, software development costs, customer relationships and acquired technology. Costs related to patents and trademarks, which include legal and application fees, are capitalized and amortized over the estimated useful lives using the straight-line method. Patent and trademark amortization commences once final approval of the patent or trademark has been obtained. Patent costs are amortized over the lesser of 10 years or the patent’s remaining legal life, which assumes renewals, and trademark costs are amortized over 17 years, and their associated amortization cost is included in selling, general and administrative expense in the accompanying consolidated statements of operations. For intangibles purchased in an asset acquisition or business combination, which mainly include patents, trademarks, customer relationships and acquired technology, the useful life is determined in the same manner as noted above. For the years ended December 31, 2016, January 2, 2016 and January 3, 2015, amortization of intangible assets was $3.8 million, $4.2 million and $3.4 million, respectively. As of December 31, 2016 and January 2, 2016, the total costs of patents not yet amortizing was $5.0 million and $5.4 million, respectively. As of December 31, 2016 and January 2, 2016, the total costs of trademarks not yet amortizing was $0.6 million and $0.9 million, respectively. For the years ended December 31, 2016 and January 2, 2016, total renewal costs capitalized for patents and trademarks was $0.6 million and $0.7 million, respectively. As of December 31, 2016, the weighted-average number of years until the next renewal was one year for patents and six years for trademarks.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

In accordance with authoritative accounting guidance, costs related to the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. For the year ended December 31, 2016, the Company did not capitalize any software development costs. For each of the years ended January 2, 2016 and January 3, 2015, the Company capitalized $0.5 million of software development costs. The capitalized costs are amortized over the estimated life of the products, which is generally seven years. For the year ended December 31, 2016, the Company amortized $0.1 million of capitalized costs. For each of the years ended January 2, 2016 and January 3, 2015, the Company amortized $0.2 million of capitalized costs. The Company had unamortized software development costs of $0.8 million and $0.9 million at December 31, 2016 and January 2, 2016, respectively, which is included within intangible assets, net, on the consolidated balance sheets.
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
No impairment of goodwill, intangible assets or other long-lived assets was recorded during the years ended December 31, 2016, January 2, 2016 or January 3, 2015.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The revenue for these multiple-element arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the revenue recognition accounting guidance for arrangements with multiple deliverables.
Sales under long-term sensor purchase contracts are generally structured such that the Company agrees to provide at no up-front charge certain monitoring-related equipment, software, installation, training and/or warranty support in exchange for the hospital’s agreement to purchase sensors over the term of the agreement, which generally ranges from three to six years. These contracts generally do not provide for any payments that are not dependent upon the Company’s future delivery of sensors, which are essential to the functionality of the monitoring equipment and, therefore, represent a substantive performance obligation. As a result, the Company generally does not recognize any revenue when the monitoring and related equipment and software are delivered to the hospitals, but rather recognizes revenue for these delivered elements on a pro-rata basis as the sensors are delivered under the long-term purchase commitment, when installation and training are complete. Accordingly, the cost of the monitoring and related equipment initially placed at the hospitals is deferred and amortized to cost of goods sold over the life of the underlying long-term sensor purchase contract. In cases where such contracts do provide for guaranteed payments that are unrelated to the future delivery of sensors, the Company recognizes the net present value of such payments as revenue from the monitoring and related equipment and expenses the cost of such equipment to cost of goods sold, as the equipment is delivered and when installation and training are complete. Some of the Company’s long-term sensor contracts also contain provisions for certain payments to be made directly to the end-user hospital customer at the inception of the arrangement. These payments are generally treated as prepaid discounts which are deferred and amortized on a straight-line basis as contra-revenue over the life of the underlying long-term sensor purchase contract.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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
Product Warranty
The Company provides a warranty against defects in material and workmanship for a period ranging from six months to forty-eight months, depending on the product type. In the case of long-term sales agreements, the Company typically warranties the products for the term of the agreement, which ranges from three to six years. In traditional sales activities, including direct and OEM sales, the Company establishes an accrual for the estimated costs of warranty at the time of revenue recognition. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of goods sold. Revenue related to any extended warranty is recognized over the life of the contract, while the product warranty costs related to the long-term sales agreements are expensed as incurred.
Changes in the product warranty accrual were as follows (in thousands):

	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Warranty accrual, beginning of period	$1,222	$1,416	$1,161
Accrual for warranties issued (including specific accrual)	871	800	1,144
Changes in pre-existing warranties (including changes in estimates)	110	61	138
Settlements made	(1,293)	(1,055)	(1,027)
Warranty accrual, end of period	$910	$1,222	$1,416
Advertising Costs
Advertising costs are expensed as incurred. These costs are included in selling, general and administrative expense in the accompanying consolidated statements of operations. Advertising costs for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 were $11.0 million, $10.7 million and $10.7 million, respectively.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

On November 5, 2016, the Company entered into a settlement agreement (Philips Settlement Agreement) with Koninklijke Philips N.V. (Philips N.V.), which, among other things, settled all of the claims, legal proceedings and contractual disputes between the Company, Philips N.V. and its affiliates. Pursuant to the Philips Settlement Agreement, Philips N.V. paid us $300 million, $30 million of which related to certain future performance obligations by the Company and, therefore, has been deferred to future periods in accordance with authoritative accounting guidance. See Note 15 - Commitments and Contingencies under the caption “Litigation” for additional information on this matter.
Foreign Currency Translation
The Company’s international headquarters is in Switzerland, and its functional currency is the U.S. Dollar. The Company has several foreign sales support subsidiaries that maintain foreign offices, of which the largest are in Japan and Europe. The functional currencies of these subsidiaries are the Japanese Yen and Euro, respectively.
The Company transacts with foreign customers in currencies other than the U.S. Dollar and, in doing so, experiences realized and unrealized foreign currency gains or losses on its foreign denominated receivables. In addition, certain intercompany transactions give rise to realized and unrealized foreign currency gains or losses. Also, any other transactions between the Company or its subsidiaries and a third-party, denominated in a currency different from the functional currency, are foreign currency transactions. Realized and unrealized foreign currency gains or losses are included as a component of non-operating expense within the Company’s consolidated statements of operations as incurred and are converted to U.S. Dollars at average exchange rates for the respective period. These transaction losses were $0.1 million, $0.5 million and $1.0 million for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.
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
Net Income Per Share
Basic net income per share attributable to Masimo Corporation stockholders is computed by dividing net income attributable to Masimo Corporation stockholders by the weighted-average number of shares outstanding during each reporting period. Diluted net income per share attributable to Masimo Corporation stockholders is computed by dividing the net income attributable to Masimo Corporation stockholders by the weighted-average number of shares and potential shares outstanding during each reporting period, if the effect of potential shares is dilutive. Potential shares include the incremental shares of stock issuable upon the assumed exercise of stock options and the expected vesting of stock awards as calculated under the treasury stock method. For the years ended December 31, 2016, January 2, 2016 and January 3, 2015, weighted options to purchase 0.2 million, 0.7 million and 5.7 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive. For the year ended December 31, 2016, certain restricted stock units (RSUs) are considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. These events have not occurred and are not considered probable of occurring as of December 31, 2016. Therefore, 2.7 million of weighted average shares have been excluded from the calculation of potential shares. For additional information with respect to these RSUs, please see “Employment and Severance Agreements” in Note 15 to these consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The computation of basic and diluted net income per share attributable to Masimo Corporation stockholders is as follows (in thousands, except per share data):

	Year ended
	December 31, 2016	January 2, 2016	January 3, 2015
Net income attributable to stockholders of Masimo Corporation:
Net income including noncontrolling interest	$300,666	$81,500	$74,363
Net income (loss) attributable to the noncontrolling interest	—	(1,800)	1,845
Net income attributable to Masimo Corporation stockholders	$300,666	$83,300	$72,518
Basic net income per share attributable to Masimo Corporation stockholders:
Net income attributable to Masimo Corporation stockholders	$300,666	$83,300	$72,518
Weighted-average shares outstanding - basic	49,530	51,311	54,708
Basic net income per share attributable to Masimo Corporation stockholders	$6.07	$1.62	$1.33
Diluted net income per share attributable to Masimo Corporation stockholders:
Weighted-average shares outstanding	49,530	51,311	54,708
Diluted share equivalents: stock options and RSUs	3,665	2,396	863
Weighted-average shares outstanding - diluted	53,195	53,707	55,571
Diluted net income per share attributable to Masimo Corporation stockholders	$5.65	$1.55	$1.30
Supplemental Cash Flow Information (in thousands)

	Year ended
	December 31, 2016	January 2, 2016	January 3, 2015
Cash paid during the year for:
Interest (net of amounts capitalized)	$4,052	$2,293	$469
Income taxes	31,230	36,194	19,863
Noncash investing and financing activities:
Unpaid purchases of property, plant and equipment	2,009	4,371	12,155
Unsettled common stock proceeds	165	—	—
Unsettled common stock repurchases	—	4,815	—
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
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The new standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on stock-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of stock-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard during the first quarter of the fiscal year ended December 31, 2016.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The early adoption of this standard resulted in a $13.0 million reduction to the Company’s income tax provision and a related increase to basic and diluted net income per share attributable to Masimo Corporation stockholders of $0.26 and $0.24, respectively, for the year ended December 31, 2016.
In connection with such adoption, the Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. In addition, the Company elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented, which resulted in an increase to both net cash provided by operating activities and net cash used in financing activities of $3.0 million for the year ended January 2, 2016 and a decrease to net cash provided by operating activities and an increase to net cash provided by financing activities of $0.4 million for the year ended January 3, 2015.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17). The new standard requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. The Company early adopted this standard retrospectively during the fourth quarter of the fiscal year ended January 2, 2016 and such adoption did not have a material impact on the Company’s consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02). The amended standard applies to entities in all industries and eliminates the deferral of certain consolidation standards for entities considered to be investment companies, as well as modifies the consolidation analysis performed on certain types of legal entities. ASU 2015-02 is effective for annual and interim fiscal reporting periods beginning after December 15, 2015, and may be applied retrospectively, with early adoption permitted. The Company adopted this standard during the first quarter of the fiscal year ended December 31, 2016, and its adoption did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Pending Adoption
In December 2016, FASB issued ASU No. 2016-19, Technical Corrections and Improvements (ASU 2016-19). The new standard is intended to provide clarity to the Accounting Standards Codification or correct unintended application of the guidance that is not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. ASU 2016-19 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017 with respect to the amendments that require transition guidance, and early adoption is permitted. All other amendments were effective on issuance. The Company is currently evaluating the expected impact of the amendments that require transition guidance, but does not expect these to have a material impact on its consolidated financial statements upon adoption.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). The new standard is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory (ASU 2016-16). The new standard eliminates the exception that allowed the income tax consequences of an intra-entity transfer of assets other than inventory to be deferred the until the transferred asset was sold to a third party or otherwise recovered through use, and now requires recognition of such income tax consequences an the time the non-inventory asset is transferred. ASU 2016-16 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The new standard amended the existing accounting standards for the Statement of Cash Flows and provides guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim fiscal reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The new standard requires entities to use a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect. The entity’s estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for annual and interim fiscal reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): (ASU 2016-02). The new standard requires lessees to recognize most leases on their balance sheets but continue to recognize lease expenses in their income statement in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expense related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. ASU 2016-02 is effective for annual and interim fiscal reporting periods beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the expected impact of this standard on its consolidated financial statements, but anticipates that, among other things, the required recognition of a lease liability and related right-of-use asset will significantly increase both the assets and liabilities recognized and reported on its balance sheet. The Company currently expects to complete its assessment of the full financial impact of the new lease accounting guidance during the next eighteen months and has not yet finalized any decision related to the timing of adoption for this guidance.
In May 2014, the FASB issued ASU No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (ASU 2014-09). The new standard provides a single, principles-based five-step model to be applied to all contracts with customers while enhancing disclosures about revenue, providing additional guidance for transactions that were not previously addressed comprehensively and improving guidance for multiple-element arrangements. ASU 2014-09 will replace most existing revenue recognition guidance under GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method upon adoption. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14), which amended ASU 2014-09, providing for a one year deferral period for the implementation of ASU 2014-09. ASU 2014-09 will now be effective for annual and interim periods beginning on or after December 15, 2017. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations under FASB ASC Topic 606 (ASU 2016-08), which provides guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing (ASU 2016-10), which amended ASU 2014-09 by providing clarity in identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients (ASU 2016-12), which further amended ASU 2014-09 by providing additional clarity in recognizing revenue from contracts that have been modified prior to the transition period to the new standard, as well as providing additional disclosure requirements for businesses and other organizations that make the transition to the new standard by adjusting amounts from prior reporting periods via retrospective application. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (ASU 2016-20). ASU 2016-20 affects narrow aspects of Topic 606, including contract modifications, contract costs, and the balance sheet classification of items as contract assets versus receivables. The Company is continuing to evaluate the expected impact of the new revenue guidance contained in Topic 606 on its consolidated financial statements and anticipates, among other things, that the adoption of such standard will result in the acceleration of certain revenue from product sales to distributors that is currently deferred under the “sell-through” method, as well as the capitalization and deferral of certain contract-related costs that are currently expensed when incurred. The Company currently expects to complete its assessment of the full financial impact of the new revenue recognition guidance, including the method of adoption, during the next nine months and to adopt the guidance when it becomes effective for the Company on December 31, 2017 (fiscal year 2018).
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Cercacor Laboratories, Inc. (Cercacor)
Cercacor is an independent entity spun off from the Company to its stockholders in 1998. Joe Kiani, the Company’s Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor. The Company is a party to a Cross-Licensing Agreement with Cercacor, which was most recently amended and restated effective January 1, 2007 (the Cross-Licensing Agreement), that governs each party’s rights to certain intellectual property held by the two companies. In addition, the Company has also entered into an administrative services agreement with Cercacor that governs certain general and administrative services the Company provides to Cercacor; a consulting services agreement with Cercacor that governs certain engineering consulting and clinical studies support services that Cercacor may provide to the Company from time-to-time and a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California. See Note 4 to these consolidated financial statements for additional information on these agreements and other transactions with Cercacor.
As a result of recent changes in the capital structure of Cercacor, as well as certain of its contractual relationships with the Company, the Company completed a re-evaluation of the authoritative consolidation guidance during the first quarter of 2016 and determined that although Cercacor remains a VIE, the Company is no longer its primary beneficiary as it can no longer be deemed to have the power to direct the activities of Cercacor that most significantly impact Cercacor’s economic performance and can no longer be deemed to have an obligation to absorb Cercacor’s losses pursuant to the Company’s on-going contractual relationships with Cercacor. Based on such determination, the Company discontinued consolidating Cercacor within its consolidated financial statements effective as of January 3, 2016. However, Cercacor continues to be a related party following its deconsolidation. The Company recognized a gain of $0.3 million upon such deconsolidation, which has been reported within non-operating income in the consolidated statement of operations.
Cercacor continues to be included within these consolidated financial statements for all periods prior to January 3, 2016. Accordingly, for periods prior to January 3, 2016, all intercompany royalties, option and license fees and other charges between the Company and Cercacor, as well as all intercompany payables and receivables, have been eliminated in consolidation. However, for periods prior to January 3, 2016, all direct operating expenses that were incurred by the Company and charged to Cercacor, or that were incurred by Cercacor and charged to the Company, have not been eliminated and are included within operating expenses in the Company’s consolidated statements of operations. The consolidating balance sheet as of January 2, 2016, and statements of operations for the years ended January 2, 2016 and January 3, 2015 reflecting the Company, Cercacor and related eliminations (in thousands) are as follows.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	January 2, 2016
Consolidating Balance Sheet:	Masimo Corp	Cercacor	Cercacor Elim	Total
ASSETS
Cash and cash equivalents	$131,554	$763	$—	$132,317
Accounts receivable, net	80,937	23	—	80,960
Inventories	62,038	—	—	62,038
Prepaid income taxes	2,342	62	—	2,404
Other current assets	21,230	1,277	(1,084)	21,423
Deferred cost of goods sold	66,844	—	—	66,844
Property and equipment, net	131,877	589	—	132,466
Intangible assets, net	29,045	2,858	(4,347)	27,556
Goodwill	20,394	—	—	20,394
Deferred income taxes	44,320	—	—	44,320
Other assets	11,013	—	—	11,013
Total assets	$601,594	$5,572	$(5,431)	$601,735
LIABILITIES
Accounts payable	$25,798	$67	$—	$25,865
Accrued compensation	37,715	700	—	38,415
Accrued liabilities	45,142	164	(1,084)	44,222
Income taxes payable	2,565	212	—	2,777
Deferred revenue	21,280	376	(376)	21,280
Current portion of capital lease obligations	74	—	—	74
Deferred revenue	298	3,406	(3,406)	298
Long-term debt	185,071	—	—	185,071
Other liabilities	7,964	57	—	8,021
EQUITY
Common stock	50	14	(14)	50
Treasury stock	(340,873)	(100)	100	(340,873)
Additional paid-in capital	332,417	842	(842)	332,417
Accumulated other comprehensive loss	(4,739)	—	—	(4,739)
Retained earnings (deficit)	288,832	(166)	(106)	288,560
Total Masimo Corporation stockholders’ equity	275,687	590	(862)	275,415
Noncontrolling interest	—	—	297	297
Total equity	275,687	590	(565)	275,712
Total liabilities and equity	$601,594	$5,572	$(5,431)	$601,735

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Year ended January 2, 2016				Year ended January 3, 2015
Consolidating Statements of Operations:	Masimo Corp	Cercacor	Cercacor Elim	Total	Masimo Corp	Cercacor	Cercacor Elim	Total
Total revenue	$630,111	$6,910	$(6,910)	$630,111	$586,643	$5,970	$(5,970)	$586,643
Cost of goods sold	226,788	—	(6,660)	220,128	201,334	—	(5,470)	195,864
Gross profit	403,323	6,910	(250)	409,983	385,309	5,970	(500)	390,779
Operating expenses:
Selling, general and administrative	250,627	2,348	(250)	252,725	238,674	2,842	(500)	241,016
Research and development	50,292	6,325	—	56,617	53,449	3,132	—	56,581
Litigation settlement, award and/or defense costs	(19,609)	—	—	(19,609)	(8,010)	(2,321)	—	(10,331)
Total operating expenses	281,310	8,673	(250)	289,733	284,113	3,653	(500)	287,266
Operating income (loss)	122,013	(1,763)	—	120,250	101,196	2,317	—	103,513
Non-operating expense (income)	3,910	(571)	566	3,905	1,505	(33)	—	1,472
Income (loss) before provision for income taxes	118,103	(1,192)	(566)	116,345	99,691	2,350	—	102,041
Provision for income taxes	34,803	42	—	34,845	27,173	505	—	27,678
Net income (loss) including noncontrolling interests	83,300	(1,234)	(566)	81,500	72,518	1,845	—	74,363
Net (loss) income attributable to noncontrolling interests	—	—	(1,800)	(1,800)	—	—	1,845	1,845
Net income (loss) attributable to Masimo Corporation stockholders	$83,300	$(1,234)	$1,234	$83,300	$72,518	$1,845	$(1,845)	$72,518

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

4. Related Party Transactions
The Company’s Chairman and CEO is also the Chairman and CEO of Cercacor. The Company is a party to the following agreements and transactions with Cercacor:

•
Cross-Licensing Agreement - The Company and Cercacor are parties to the Cross-Licensing Agreement, which governs each party’s rights to certain intellectual property held by the parties. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Actual aggregate royalties accrued for Cercacor under the license were $6.4 million, $6.7 million and $5.5 million for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. All amounts prior to the deconsolidation of Cercacor on January 3, 2016 were eliminated in consolidation. The Company had less than $0.1 million in sales to Cercacor for the year ended December 31, 2016 and no sales to Cercacor for the years ended January 2, 2016 and January 3, 2015.

•
Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.2 million for each of the years ended December 31, 2016, January 2, 2016 and January 3, 2015.

•
Cercacor’s Expenses related to Pronto-7®. In February 2009, in order to accelerate the development of the technology and product development supporting the Company’s Pronto-7® device, Cercacor agreed to re-direct a substantial amount of its engineering development activities to focus on this project and the Company agreed to fund such expenses. Accordingly, from April 2009 through June 2010, the Company agreed to reimburse Cercacor for all third-party engineering materials and supplies expenses related to Pronto-7® development and 50% of Cercacor’s total engineering and engineering-related payroll expenses. Subsequent to July 2010, Cercacor continued to assist the Company with other product development efforts and charged the Company accordingly. Beginning in 2012, due to a revised estimate of the support required to complete the Company’s various Pronto-7® related projects, the Company’s board of directors approved an increase in the percentage of Cercacor’s total engineering and engineering related payroll expenses funded by the Company from 50% to 60%. For the year ended January 3, 2015, the total funding for these additional Cercacor expenses was $3.1 million. This arrangement was discontinued by mutual agreement effective as of January 4, 2015.

During the year ended January 2, 2016, Cercacor completed a review of its fiscal 2014 cross-charges related to Pronto-7®. Based on this review, it was determined that less than 60% of Cercacor’s total engineering and engineering-related payroll expenses were attributable to the development of Pronto-7®, resulting in an overpayment by the Company to Cercacor of approximately $1.6 million for fiscal 2014. In addition, the Company and Cercacor agreed to equally share approximately $1.4 million of previously incurred engineering-related payroll expenses associated with research for a new LED sensor technology for the Company and, as a result, the Company and Cercacor mutually agreed that Cercacor would refund $0.9 million to the Company.

•
Consulting Services Agreement - The Company is also a party to a consulting services agreement (Consulting Agreement) with Cercacor that governs certain engineering consulting and clinical studies support services that Cercacor may provide to the Company from time-to-time. Expenses incurred by the Company related to this Consulting Agreement were approximately $0.0 million and $0.3 million for the years ended December 31, 2016 and January 2, 2016, respectively.

•
Patent Transfer and Licensing Agreement. The Company entered into a patent transfer and licensing agreement with Cercacor (the Patent Agreement) effective July 2015, pursuant to which, among other things, it purchased certain patents from Cercacor (the Purchased Patents) for an aggregate purchase price of $2.4 million. Pursuant to the Patent Agreement, the Company granted Cercacor an irrevocable, non-exclusive, worldwide license with respect to the products and services covered by the Purchased Patents.

•
Sublease Agreement - In March 2016, the Company entered into a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California (Cercacor Sublease). The Cercacor Sublease began on May 1, 2016 and expires on November 30, 2019. The Company recognized $0.3 million of sublease income for the year ended December 31, 2016.

Net amounts due from Cercacor were less than $0.1 million and approximately $1.1 million as of December 31, 2016 and January 2, 2016, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The Company’s Chief Executive Officer is also the Chairman and one of his family members is a Director of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization which was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. The Company’s Chief Financial Officer is also a Director of the Masimo Foundation. During the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, the Company contributed approximately $5.0 million, $6.3 million and $2.8 million, respectively, to the Masimo Foundation. A portion of the Company’s contributions to the Masimo Foundation were, in turn, contributed by the Masimo Foundation to the Patient Safety Movement Foundation.
The Company’s Chief Executive Officer is also the Chairman of the Patient Safety Movement Foundation, a non-profit organization which was founded in 2013 to work with hospitals, medical technology companies and patient advocates to unite the healthcare ecosystem and eliminate the more than 200,000 U.S. preventable hospital deaths that occur every year by 2020. The Company’s Chief Financial Officer is also the Treasurer and Secretary of the Patient Safety Movement Foundation. During the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, the Company contributed approximately $200,271, $220 and $500,000, respectively, and Cercacor contributed approximately $25,000, $25,000 and $25,000, respectively, to the Patient Safety Movement Foundation.
The Company’s Chief Executive Officer is also the Chairman of the Patient Safety Movement Coalition, a not-for-profit social welfare organization which was founded in 2013 to promote patient safety legislation. The Company’s Chief Financial Officer is also the Secretary of the Patient Safety Movement Coalition. During the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, the Company contributed approximately $20,000, $10,000 and $10,000, respectively, to the Patient Safety Movement Coalition.
The Company’s Chief Executive Officer is a member of the board of directors for Atheer Labs (Atheer), which is working with the Company on the development of next generation Root® applications. During the fiscal years ended, December 31, 2016, January 2, 2016 and January 3, 2015, the Company incurred approximately $255,000, $200,000 and $0, respectively, in license fees and other expenses owed to Atheer.
The Company’s Chief Executive Officer is a member of the board of directors of Children’s Hospital of Orange County and CHOC Children’s at Mission Hospital (collectively, CHOC), two non-profit hospitals that are devoted exclusively to caring for children. During the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, the Company contributed approximately $11,500, $1,500 and $26,500, respectively, to CHOC and its affiliates.
5. Inventories
Inventories consist of the following (in thousands):

	December 31, 2016	January 2, 2016
Raw materials	$32,647	$25,781
Work-in-process	7,701	4,337
Finished goods	32,194	31,920
Total	$72,542	$62,038
Finished goods inventory held by distributors was $4.9 million and $2.9 million as of December 31, 2016 and January 2, 2016, respectively.
6. Other Current Assets
Other current assets consist of the following (in thousands):

	December 31, 2016	January 2, 2016
Prepaid expenses	$13,051	$9,930
Royalties receivable	7,500	7,200
Employee loans and advances	305	320
Due from related party	24	—
Other current assets	5,134	3,973
Total other current assets	$26,014	$21,423

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

7. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	December 31, 2016	January 2, 2016
Building and building improvements	$85,966	$78,877
Machinery and equipment	41,683	42,460
Land	23,762	23,738
Computer equipment	13,549	15,023
Tooling	12,895	13,079
Furniture and office equipment	9,669	8,885
Leasehold improvements	8,289	7,734
Demonstration units	448	973
Vehicles	45	45
Construction-in-progress	7,923	7,124
Total property and equipment	204,229	197,938
Accumulated depreciation and amortization	(68,233)	(65,472)
Total property and equipment, net	$135,996	$132,466
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
During the year ended December 31, 2016, the Company completed construction of its initial renovations to its new corporate headquarters and research and development facility in Irvine, California, resulting in the reclassification of approximately $6.4 million from construction-in-progress to building and improvements. As of January 2, 2016, approximately $4.0 million of construction-in-progress related to the initial purchase and subsequent renovation costs for this facility and approximately $4.2 million of construction costs were included in accounts payable. The Company capitalized less than $0.1 million and $0.4 million of interest expense related to the purchase and renovation of this facility during the years ended December 31, 2016 and January 2, 2016, respectively.
The gross value of furniture and office equipment under capital lease obligations was $0.4 million and $0.4 million as of December 31, 2016 and January 2, 2016, respectively, with accumulated depreciation of $0.4 million and $0.3 million as of December 31, 2016 and January 2, 2016, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

8. Intangible Assets
Intangible assets, net consist of the following (in thousands):

	December 31, 2016	January 2, 2016
Cost
Patents	$19,950	$21,619
Customer relationships	7,669	7,669
Licenses	7,500	—
Acquired technology	5,580	5,580
Trademarks	3,777	3,944
Capitalized software development costs	2,539	2,539
Other	3,674	2,541
Total cost	50,689	43,892
Accumulated amortization
Patents	(7,427)	(7,743)
Customer relationships	(3,387)	(2,620)
Acquired technology	(2,508)	(1,950)
Trademarks	(1,331)	(1,106)
Capitalized software development costs	(1,766)	(1,647)
Other	(4,894)	(1,270)
Total accumulated amortization	(21,313)	(16,336)
Net carrying amount	$29,376	$27,556
Estimated amortization expense for each of the next fiscal years is as follows (in thousands):

Fiscal year	Amount
2017	$4,232
2018	3,925
2019	3,685
2020	3,329
2021	2,813
Thereafter	11,392
Total	$29,376
9. Goodwill
Changes in the goodwill balance were as follows (in thousands):

	December 31, 2016	January 2, 2016
Goodwill, beginning of period	$20,394	$20,979
Foreign currency translation adjustment	(614)	(585)
Goodwill, end of period	$19,780	$20,394

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

10. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31, 2016	January 2, 2016
Accrued customer rebates, fees and reimbursements	$21,103	$11,857
Accrued taxes	5,135	5,263
Accrued legal fees	1,362	5,785
Accrued warranty	910	1,222
Accrued donations	503	5,612
Accrued arbitration award	—	5,391
Accrued stock repurchases	—	4,815
Accrued other	2,463	4,277
Total accrued liabilities	$31,476	$44,222
11. Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31, 2016	January 2, 2016
Revolving line of credit	$—	$185,000
Long-term portion of capital lease obligations acquisition	—	71
Total long-term debt	$—	$185,071
The Company incurred total interest expense of $3.3 million, $3.5 million and $0.6 million for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively, the majority of which was related to its revolving line of credit.
Revolving Line of Credit
In January 2016, the Company entered into an Amended and Restated Credit Agreement (Restated Credit Facility) with JPMorgan, as Administrative Agent and a Lender, BofA, as Syndication Agent and a Lender, Citibank, N.A., as Documentation Agent and a Lender, and various other Lenders (collectively, the Lenders). The Restated Credit Facility amended and restated the prior credit agreement dated April 23, 2014 (as amended in September 2014, the Amended Credit Agreement), and provided for up to $450.0 million in borrowings in multiple currencies, with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity to up to $550.0 million in the future. Effective December 19, 2016, the Company decreased the total available borrowing capacity under the Restated Credit Facility from $450.0 million to $250.0 million.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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
As of December 31, 2016, the Restated Credit Facility had no outstanding draws and had outstanding standby letters of credit totaling $0.3 million. The Company was in compliance with all covenants under the Restated Credit Facility as of December 31, 2016.
12. Other Liabilities, Long-Term
Other long-term liabilities consist of the following (in thousands):

	December 31, 2016	January 2, 2016
Unrecognized tax benefit	$13,442	$7,747
Deferred rent, long-term	558	76
Deferred tax liability, long-term	340	194
Other	247	4
Total other liabilities, long-term	$14,587	$8,021
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
Stock Repurchase Programs
In February 2013, the Board authorized the repurchase of up to 6.0 million shares of common stock under a stock repurchase program (2013 Repurchase Program). In October 2014, the Board increased the number of shares of the Company’s common stock authorized for repurchase by 3.0 million shares, bringing the total number of shares of the Company’s common stock authorized under such repurchase program to 9.0 million. The 2013 Repurchase Program plan terminated pursuant to its terms in September 2015 when all of the authorized 9.0 million shares had been repurchased.
In September 2015, the Board authorized a new stock repurchase program, whereby the Company may purchase up to 5.0 million shares of its common stock over a period of up to three years (2015 Repurchase Program). The 2015 Repurchase Program may be carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades or privately negotiated transactions. The total remaining shares authorized for repurchase under the 2015 Repurchase Program approximated 2.9 million shares as of December 31, 2016. The Company expects to fund any additional repurchases under the 2015 Repurchase Program through its available cash, future cash from operations, funds available under its Restated Credit Facility or other potential sources of capital.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table provides a summary of the Company’s stock repurchase activities during the years ended December 31, 2016, January 2, 2016 and January 3, 2015 (in thousands, except per share amounts):

	Years Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Shares repurchased	1,496	4,148	4,455
Average cost per share	$42.39	$37.36	$23.00
Value of shares repurchased	$63,402	$154,967	$102,453
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
Beginning in 2015, equity awards granted to employees include a mix of stock options and RSUs. With the exception of the RSUs granted to the Company’s Chairman and Chief Executive Officer in connection with the amendment and restatement of his employment agreement (see “Employment and Severance Agreements” in Note 15 to these consolidated financial statements for further details), the RSUs generally vest one year from date of grant. The number of shares issued on each date that an RSU vests is net of any shares withheld to satisfy the minimum statutory tax withholdings that are paid in cash by the Company to the appropriate taxing authorities.
Stock-Based Award Activity
A summary of stock option activity, as well as the number and weighted-average exercise price of stock options issued and outstanding under all stock plans, is presented below (in thousands, except for exercise price):

	Year ended December 31, 2016		Year ended January 2, 2016		Year ended January 3, 2015
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Options outstanding, beginning of period	9,202	$25.46	9,956	$23.59	8,911	$22.76
Granted	1,290	39.94	914	36.18	1,887	24.83
Canceled	(172)	29.13	(218)	24.33	(416)	24.46
Expired	—	—	—	—	—	—
Exercised	(1,799)	20.76	(1,450)	19.54	(426)	10.95
Options outstanding, end of period	8,521	$28.56	9,202	25.46	9,956	$23.59
Options exercisable, end of period	4,988	$26.33	5,609	$24.72	5,859	$23.63

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The number and weighted-average exercise price of outstanding and exercisable stock options segregated by exercise price ranges (in thousands, except range of exercise prices and remaining contractual life) were as follows:

	Year ended December 31, 2016			Year ended January 2, 2016
	Options Outstanding		Options Exercisable	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life	Number of Options	Number of Options	Average Remaining Contractual Life	Number of Options
$8.00 to $20.00	565	5.34	296	1,367	3.79	947
$20.01 to $30.00	4,297	5.31	2,940	5,196	6.17	3,006
$30.01 to $40.00	3,233	5.89	1,591	2,349	5.00	1,534
$40.01 to $50.00	311	6.14	161	290	6.81	122
$50.01 to $60.00	91	9.65	—	—		—
$60.01 to $70.00	24	9.90	—	—		—
Total	8,521	5.62	4,988	9,202	5.53	5,609
As of December 31, 2016 and January 2, 2016, the weighted-average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock was 5.6 years and 5.5 years, respectively. As of December 31, 2016 and January 2, 2016, the weighted-average remaining contractual term of options exercisable with an exercise price less than the closing price of the Company’s common stock was 3.9 years and 4 years, respectively.
A summary of unvested RSU award activity is presented below (in thousands) except for per share amounts:

	Year ended December 31, 2016		Year ended January 2, 2016		Year ended January 3, 2015
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,703	$41.45	—	$—	—	$—
Granted	6	43.09	2,703	41.45	—	—
Canceled	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Vested	(3)	41.45	—	—	—	—
RSUs outstanding, end of period	2,706	$41.45	2,703	$41.45	—	$—
Approximately 2.7 million of the total RSUs granted during the year ended January 2, 2016 were awarded to the Company’s Chairman and Chief Executive Officer in connection with the amendment and restatement of his employment agreement (see “Employment and Severance Agreements” in Note 15 to these consolidated financial statements for further details).
At December 31, 2016, an aggregate of 15.6 million shares of common stock were reserved for future issuance under the 2007 Plan and prior equity incentive plans of which 4.0 million shares were available for future grant under the 2007 Plan.
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
The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of stock options granted at the date of grant were as follows:

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Year ended December 31, 2016	Year ended January 2, 2016	Year ended January 3, 2015
Risk-free interest rate	1.0% to 2.1%	1.3% to 1.9%	1.4% to 1.9%
Expected term	5.5 years to 5.7 years	5.5 years to 5.7 years	5.1 years to 5.5 years
Estimated volatility	29.8% to 35.7%	32.0% to 37.4%	31.7% to 36.5%
Expected dividends	0%	0%	0%
Weighted-average fair value of options granted	$13.64 per share	$12.20 per share	$7.85 per share
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
Expected dividends. The Board may from time to time declare, and the Company may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law. Any determination to declare and pay dividends will be made by the Board and will depend upon the Company’s results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by the Board. In the event a dividend is declared, there is no assurance with respect to the amount, timing or frequency of any such dividends. The dividend declared in 2012 was deemed to be a special dividend and there is no assurance that special dividends will be declared again during the expected term. Based on this uncertainty and unknown frequency, for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, no dividend rate was used in the assumptions to calculate the share-based compensation expense.
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
As of December 31, 2016, there was $27.1 million of total unrecognized share-based compensation expense related to unvested options granted or modified on or after January 1, 2006. That expense is expected to be recognized over a weighted-average period of 3.4 years as of December 31, 2016. The Company has elected to recognize share-based compensation expense on a straight-line basis over the requisite service period for the entire award. The total fair value of all options that vested during fiscal years 2016, 2015 and 2014 aggregated $10.6 million, $10.4 million and $11.2 million, respectively. As of December 31, 2016, there was $0.1 million of total unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted average period of less than 1 year, excluding any contingent compensation expense related to certain RSUs that were granted to the Company’s Chairman and Chief Executive Officer in connection with the amendment and restatement of his employment agreement (see “Employment and Severance Agreements” in Note 15 to these consolidated financial statements for further details).
The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of December 31, 2016 was $330.9 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of December 31, 2016 was $204.9 million. The aggregate intrinsic value of options exercised during the years ended December 31, 2016, January 2, 2016 and January 3, 2015 was $57.0 million, $26.4 million and $6.6 million, respectively.
The total income tax benefit recognized in the consolidated statements of operations for share-based compensation expense was $16.2 million, $3.7 million and $3.7 million for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. During the year ended December 31, 2016, the Company early adopted ASU 2016-09, which resulted in changes to the recognition of excess tax benefits for share-based compensation. Please see Note 2 - Summary of Significant Accounting

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Policies under the subheading “Recently Adopted Accounting Pronouncements” for additional information on the impact of such adoption.
The following table presents the total share-based compensation expense that is included in each functional line item of the consolidated statements of operations (in thousands):

	Year ended December 31, 2016	Year ended January 2, 2016	Year ended January 3, 2015
Cost of goods sold	$355	$348	$436
Selling, general and administrative	9,443	8,139	8,812
Research and development	2,705	2,338	1,757
Total	$12,503	$10,825	$11,005
15. Commitments and Contingencies
Leases
The Company leases certain facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through December 2026. Some of these leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight line method based on total lease payments. As of December 31, 2016 and January 2, 2016, rent expense accrued in excess of the amount paid aggregated $0.7 million and $0.2 million, respectively, and is classified in other liabilities in the accompanying consolidated balance sheets. The Company also leases automobiles in the U.S. and Europe that are classified as operating leases and expire at various dates through December 2026. The majority of these leases are non-cancellable. The Company also has outstanding capital leases for office equipment that are non-cancellable.
Future minimum lease payments, including interest, under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands):

Fiscal year	Operating Leases	Capital Leases	Total
2017	$5,829	$75	$5,904
2018	5,486	—	5,486
2019	4,643	—	4,643
2020	2,598	—	2,598
2021	1,391	—	1,391
Thereafter	7,630	—	7,630
Total	$27,577	$75	$27,652
On January 26, 2016, the Company entered into the Third Amendment to Lease with The Irvine Company LLC (Third Amendment) relating to the rental of space in a building located in Irvine, California. Pursuant to the terms of the Third Amendment, the Company’s current lease of certain premises will be terminated in exchange for the Company’s leasing of approximately 70,700 square feet of space in another building in Irvine, California, located near the Company’s new corporate headquarters (New Premises). The Third Amendment also extends the term of the original lease to the end of the month in which the ten-year anniversary of the date of commencement (Commencement Date) of the lease for the New Premises occurs. The Commencement Date for the New Premises was November 1, 2016.
On July 13, 2016, the Company entered into a Single-Tenant Lease with The Irvine Company LLC extending the rental of approximately 32,518 square feet of space in a building that was expected to be vacated in connection with the Third Amendment described above. The New Lease commenced December 1, 2016 and will continue in effect for a period of ten years until November 30, 2026. The Prior Lease terminated immediately prior to commencement of the New Lease.
Rental expense related to operating leases for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 was $5.3 million, $5.2 million and $6.1 million, respectively. Included in the future capital lease payments as of December 31, 2016 is interest aggregating less than $0.1 million.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Employee Retirement Savings Plan
In 1996, the Company adopted the Masimo Retirement Savings Plan (the Plan), which is a 401(k) plan covering all of the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the Plan on a discretionary basis. The Company contributed $1.9 million, $1.8 million and $1.7 million to the Plan for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively, all in the form of matching contributions.
In addition, the Company also sponsors various defined contribution plans in certain locations outside of the United States (Subsidiary Plans). For the years ended December 31, 2016, January 2, 2016 and January 3, 2015, the Company contributed $0.3 million, $0.3 million and $0.2 million, respectively, to the Subsidiary Plans.
Employment and Severance Agreements
On November 4, 2015, the Company entered into an Amended and Restated Employment Agreement with Joe Kiani, the Company’s Chairman and Chief Executive Officer (the Restated Employment Agreement). The Restated Employment Agreement, among other things, eliminates the tax gross-up payments, “single trigger” change in control payments and certain survival provisions, as well as phases out the fixed annual stock option grants guaranteed to Mr. Kiani under his previous employment agreement. Pursuant to the terms of the Restated Employment Agreement, upon a “Qualifying Termination” (as defined in the Restated Employment Agreement including a change in control), Mr. Kiani will be entitled to receive a cash severance benefit equal to two times the sum of his then-current base salary and the average annual bonus paid to Mr. Kiani during the immediately preceding three years. In addition, upon a Qualifying Termination prior to 2018, Mr. Kiani will receive 2.7 million shares of common stock (subject to adjustment for recapitalizations, stock splits, stock dividends and the like) upon the vesting of certain RSUs granted to Mr. Kiani in connection with the Restated Employment Agreement, and an additional cash payment of $35.0 million related to a Non-Competition and Confidentiality Agreement between Mr. Kiani and the Company (collectively, the Special Payment). For any Qualifying Termination occurring on or after January 1, 2018, the number of shares to be issued to Mr. Kiani pursuant to the RSUs and the cash payment will each be reduced by 10% of the original amount each year so that after December 31, 2026, no Special Payment will be due to Mr. Kiani upon a Qualifying Termination. As of December 31, 2016, the expense related to the Special Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement approximated $146.9 million.
As of December 31, 2016, the Company had severance plan participation agreements with seven of its executive officers. The participation agreements (Participation Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, which became effective on July 19, 2007 and was amended effective December 31, 2008. Under the Participation Agreements, each executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or terminates his employment for good reason under certain circumstances. The executive officers are also required to provide the Company with six months advance notice of their resignation under certain circumstances.
Cercacor Cross-Licensing Agreement Change in Control Provisions
The Company’s Cross-Licensing Agreement with Cercacor contains certain provisions that will go into effect upon a change in control (as defined in the Cross-Licensing Agreement) of the Company or Cercacor. Upon a change in control of the Company or Cercacor: (i) all rights to the “Masimo” trademark will be assigned to Cercacor if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark; (ii) the option to license technology developed by Cercacor for use in blood glucose monitoring will be deemed automatically exercised and a $2.5 million license fee for this technology will become immediately payable to Cercacor; and (iii) the minimum aggregate annual royalties payable to Cercacor for carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and/or glucose measurements will increase to $15.0 million per year until the exclusivity period of the agreement ends, plus up to $2.0 million for each additional vital sign measurement with no maximum ceiling for non-vital sign measurements.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $76.8 million of purchase commitments as of December 31, 2016, which are expected to be fulfilled within one year. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of December 31, 2016, there were approximately $0.5 million of such bank guarantees outstanding, the majority of which relates to performance obligations with respect to certain government tenders.
Concentrations of Risk
The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. As of December 31, 2016, the Company had approximately $306.0 million of cash and cash equivalents, of which $2.9 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries deposit insurance organizations. The Company invests its excess cash deposits in certificates of deposit, money market and time deposit accounts with major financial institutions.
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
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. For the years ended December 31, 2016, January 2, 2016 and January 3, 2015, revenue from the sale of the Company’s pulse oximetry products to customers affiliated with GPOs amounted to $375.0 million, $337.4 million and $309.9 million, respectively.
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015, the Company had sales through two just-in-time distributors, which in total represented approximately 14.0% and 12.8%, 14.6% and 11.7%, and 14.0% and 11.1% of total revenue, respectively. As of December 31, 2016, these two just-in-time distributors represented 7.5% and 5.6% of the accounts receivable balance, respectively, with another customer who represented 13.6% of the accounts receivable balance. As of January 2, 2016, two different just-in-time distributors represented 5.5% and 5.3% of the accounts receivable balance, respectively, and another customer represented 10.5% of the accounts receivable balance.
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015, the Company recorded $30.8 million, $30.8 million and $29.9 million, respectively, in royalty revenues from Medtronic pursuant to a settlement agreement and amendments. The current royalty rate is 7.75% and pursuant to the terms of the Third Amendment to Settlement Agreement and Release of Claims effective September 2016, Medtronic agreed to continue paying royalties through October 6, 2018, after which no more royalties will be due.
Litigation
On February 3, 2009, the Company filed a patent infringement suit in the U.S. District Court for the District of Delaware against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH (collectively, Philips) related to Philips’ FAST pulse oximetry technology and certain of Philips’ patient monitors. On June 15, 2009, Philips answered the Company’s complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against the Company, as well as counterclaims seeking declaratory judgments of invalidity of the patents asserted by the Company against Philips. On July 9, 2009, the Company filed its answer denying Philips’ counterclaims and asserting various defenses. The Company also asserted counterclaims against Philips for fraud and intentional interference with prospective economic advantage and for declaratory judgments of noninfringement and invalidity with respect to the patents asserted by Philips against the Company. Philips later added a claim for infringement of one additional patent. Subsequently, the Court bifurcated Philips’ antitrust claims and its patent misuse defense, as well as stayed the discovery phase on those claims pending trial in the patent case. In addition, the Company asserted additional patents in 2012, and the Court ordered that these patents and some of the originally asserted patents be tried in a second phase. On May 23, 2014, Philips filed a motion for leave to amend its answer and counterclaims to allege inequitable conduct. The Court granted Philips’ motion for leave to amend. A jury trial commenced on September 15, 2014 with respect to two of the Company’s patents and one of Philips’ patents. On October 1, 2014, the jury determined that both of the Company’s patents were valid and that the damages amount for Philips’ infringement was $466.8 million. The jury also determined that the Company did not infringe the Philips patent. Philips indicated that it intended to appeal the damages award once a final judgment was rendered in the case.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

On September 18, 2015, the Court set a schedule for the trials related to the Company’s second phase patents against Philips and Philips’ antitrust counterclaims and patent misuse defense, with both trials scheduled to take place in the first quarter of 2017. On November 16, 2015, the Company asserted three antitrust claims against Philips. On December 9, 2015, the Court dismissed with prejudice Philips’ sole remaining patent infringement claim against the Company. On January 4, 2016, the Court granted Philips’ motion to strike the Company’s antitrust counterclaims, ruling that the Company must bring these claims in a separate litigation. On March 4, 2016, the Company filed an additional suit against Philips alleging antitrust violations and patent infringement in the District of Delaware.
On November 5, 2016, the Company entered into the Philips Settlement Agreement, pursuant to which Philips N.V. agreed to pay the Company $300 million. Philips N.V. and its affiliates (collectively, the Philips Group) and the Company (collectively with the Philips Group, the Parties) agreed to dismiss with prejudice all pending legal disputes between the Parties, including the patent infringement and antitrust lawsuits described above, as well as other contractual disputes, and agreed not to sue each other for patent infringement for certain of each other’s products. In addition, the Parties agreed to work together to integrate the Company’s technologies into additional Philips Group products, and to jointly develop certain other products. Each of the Parties has additional obligations to the other in the event that such party does not meet certain objectives under the settlement agreement. The settlement agreement also contains rainbow® parameter pricing and related terms. The Parties further agreed to undertake a joint marketing program to promote rainbow® adoption with Philips Group products.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

On November 25, 2014, the District Court granted the parties’ joint request that the stay remain in place pending a decision on the appeal. The appellate hearing in the D.C. Circuit Court of Appeals was held on November 8, 2016, and the parties are awaiting a decision. The Company believes it has good and substantial defenses to the claims, but there is no guarantee that the Company will prevail. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying consolidated financial statements.
On January 31, 2014, an amended putative class action complaint was filed against the Company in the U.S. District Court for the Northern District of Alabama by and on behalf of two participants in the Surfactant, Positive Pressure, and Oxygenation Randomized Trial at the University of Alabama. On April 21, 2014, a further amended complaint was filed adding a third participant. The complaint alleges product liability and negligence claims in connection with pulse oximeters the Company modified and provided at the request of study investigators for use in the trial. On August 13, 2015, the U.S. District Court for the Northern District of Alabama granted summary judgment in favor of the Company on all claims. The plaintiffs have appealed the U.S. District Court for the Northern District of Alabama’s decision. The appellate hearing before the Eleventh Circuit Court of Appeals was held on December 13, 2016, and the parties are awaiting a decision. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying consolidated financial statements.
On October 21, 2015, Medtronic filed three separate inter partes review petitions (IPR Petitions) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (PTO), challenging several of the claims of the Company’s U.S. Patent Nos. 7,496,393 (the ‘393 Patent), titled “Signal processing apparatus”, which expired in September 2016, and 8,560,034 (the ‘034 Patent), also titled “Signal processing apparatus”, which expires in October 2018. On April 27, 2016, the PTAB denied Medtronic’s IPR Petitions with respect to the ‘034 Patent. On April 28, 2016, the PTAB granted Medtronic’s IPR Petition for review of certain claims of the ‘393 Patent, and denied Medtronic’s IPR Petition for review of other claims of the ‘393 Patent. On September 1, 2016, the Company entered into the Third Amendment to the Settlement Agreement and Release of Claims (Settlement Agreement) with Cercacor and Medtronic, Covidien LP, Nellcor Puritan Bennett LLC and Covidien Holding Inc. (collectively, Medtronic Parties), pursuant to which the Company, Cercacor and the Medtronic Parties agreed not to assert, prior to December 31, 2019: (1) that any of the intellectual property rights of another party are invalid, unpatentable or unenforceable, or (2) any claim of patent infringement against another party based on products of such party that were commercially available as of September 1, 2016. The Company and the Medtronic Parties also agreed to jointly request termination of the IPR petition for review of the claims of the ‘393 Patent, and such IPR petition was dismissed by the PTO on September 23, 2016. Furthermore, the Medtronic Parties agreed to continue paying the Company royalties through October 6, 2018, after which no more royalties will be due under the Settlement Agreement.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following schedule presents an analysis of the Company’s product revenue based upon the geographic area to which the product was shipped (in thousands):

	Year ended December 31, 2016		Year ended January 2, 2016		Year ended January 3, 2015
Geographic area by destination
United States	$465,588	70.1%	$421,628	70.3%	$380,232	68.3%
Europe, Middle East and Africa	112,273	16.9	105,323	17.6	100,747	18.1
Asia and Australia	65,955	10.0	55,675	9.3	57,951	10.4
North and South America (excluding United States)	20,030	3.0	$16,708	2.8	$17,834	3.2
Total Product Revenue	$663,846	100%	$599,334	100%	$556,764	100.0%
The Company’s consolidated long-lived assets (total non-current assets excluding deferred taxes, goodwill and intangible assets) by geographic area are:

	Year ended December 31, 2016		Year ended January 2, 2016		Year ended January 3, 2015
Long-lived assets by geographic area
United States	$216,784	96.3%	$203,553	96.8%	$170,117	96.2%
International	8,383	3.7%	6,770	3.2	6,805	3.8
Total	$225,167	100.0%	$210,323	100.0%	$176,922	100.0%
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
17. Income Taxes
The components of income before provision for income taxes are as follows (in thousands):

	Year ended December 31, 2016	Year ended January 2, 2016	Year ended January 3, 2015
United States	$320,702	$87,762	$69,282
Foreign	97,639	28,583	32,759
Total	$418,341	$116,345	$102,041

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table presents the current and deferred provision (benefit) for income taxes (in thousands):

	Year ended December 31, 2016	Year ended January 2, 2016	Year ended January 3, 2015
Current:
Federal	$99,533	$31,983	$22,553
State	6,922	2,388	2,736
Foreign	5,815	2,448	2,709
	112,270	36,819	27,998
Deferred:
Federal	2,982	(900)	342
State	2,331	(1,206)	(811)
Foreign	92	132	149
	5,405	(1,974)	(320)
Total	$117,675	$34,845	$27,678
Included in the fiscal 2016, 2015 and 2014 current tax provisions are net increases of $6.1 million, $0.6 million and $1.1 million, respectively, for tax and accrued interest related to uncertain tax positions for each fiscal year.
The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31, 2016	Year ended January 2, 2016	Year ended January 3, 2015
Statutory regular federal income tax rate	35.0%	35.0%	35.0%
State provision, net of federal benefit	1.4	0.7	1.2
Nondeductible items	0.8	1.7	1.3
Foreign income taxed at different rates	(5.6)	(6.3)	(8.2)
Tax credits	(0.5)	(1.7)	(1.5)
Change in federal valuation allowance	—	0.4	(0.1)
Excess stock based compensation	(3.0)	—	—
Other	—	0.2	(0.6)
Total	28.1%	30.0%	27.1%

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The components of the deferred tax assets are as follows (in thousands):

	December 31, 2016	January 2, 2016
Deferred tax assets:
Tax credits	$802	$4,683
Deferred revenue	5,393	3,994
Accrued liabilities	16,244	20,817
Share-based compensation	18,680	20,688
Other	1,902	2,416
Total	43,021	52,598
Valuation allowance	—	(4,196)
Total deferred tax assets	43,021	48,402
Deferred tax liabilities:
Property and equipment	(2,691)	—
State taxes and other	(1,695)	(4,276)
Total deferred tax liabilities	(4,386)	(4,276)
Net deferred tax assets	$38,635	$44,126
As of December 31, 2016, the Company has $0.1 million of net operating losses from various states, which will begin to expire in 2028, all of which will be recorded in equity when realized. The Company has state research and development tax credits of $2.6 million that will carry forward indefinitely. Additionally, the Company has $0.4 million of investment tax credit on research and development expenditures from its operations in Canada that will begin to expire in 2031. The Company believes that it is more likely than not that the deferred tax assets related to these carryforwards will be realized. In making this determination, the Company considered all available positive and negative evidence, including scheduled reversals of liabilities, projected future taxable income, tax planning strategies and recent financial performance.
As a result of certain business and employment actions undertaken by the Company, income earned in a certain European country is subject to a reduced tax rate through 2018 as the Company has met certain employment thresholds. For the years ended December 31, 2016, January 2, 2016 and January 3, 2015, the estimated income tax benefit related to such business arrangement was $4.6 million, $1.3 million and $1.6 million, respectively, and favorably impacted net income per diluted share by $0.09, $0.02 and $0.03, respectively.
As of December 31, 2016, the Company has not provided for deferred income taxes on approximately $198.2 million of cumulative undistributed earnings of certain foreign subsidiaries, because such earnings are intended to be permanently reinvested in those operations. If such earnings were distributed, the Company would accrue estimated additional income tax expense of $62.5 million.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year ended December 31, 2016	Year ended January 2, 2016
Unrecognized tax benefits (gross), beginning of period	$8,875	$8,024
Amounts related to Cercacor from prior year	(277)	—
Increase from tax positions in prior period	143	131
Increase from tax positions in current period	6,437	1,616
Settlements	(296)	—
Lapse of statute of limitations	(388)	(896)
Unrecognized tax benefits (gross), end of period	$14,494	$8,875
The amount of unrecognized benefits which, if ultimately recognized, could favorably affect the tax rate in a future period was $13.1 million and $7.2 million as of December 31, 2016 and January 2, 2016, respectively. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next 12 months due to the expiration of statutes of limitation and audit settlements.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next 12 months cannot be made at this time. For the years ended December 31, 2016, January 2, 2016 and January 3, 2015, the Company accrued $0.1 million, $0.2 million and less than $0.1 million, respectively, for interest and penalties related to unrecognized tax benefits as part of income tax expense. Total accrued interest and penalties related to unrecognized tax benefits as of December 31, 2016 and January 2, 2016 were $1.2 million and $1.1 million, respectively.
The Company conducts business in multiple jurisdictions, and as a result, one or more of the Company’s subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2011. The Company’s 2012 income tax return is currently under examination by the U.S. Internal Revenue Service. All material state, local and foreign income tax matters have been concluded for years through 2009. The Company does not believe that the results of any tax authority examination would have a significant impact on its financial statements.
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
The following tables contain selected unaudited consolidated statements of operations data for each quarter of 2016 and 2015 (in thousands, except per share data):

	Quarters Ended
Fiscal 2016	April 2, 2016	July 2, 2016	October 1, 2016	December 31, 2016
Total revenue	$171,167	$172,636	$167,621	$183,201
Gross profit	114,213	115,135	110,122	124,329
Operating income	37,337	36,429	36,604	310,400	(1)
Net income attributable to Masimo Corporation stockholders	27,577	30,023	27,773	215,293	(2)
Net income per share attributable to Masimo Corporation stockholders:
Basic (3)	$0.56	$0.61	$0.56	$4.31
Diluted (3)	$0.53	$0.57	$0.52	$3.97
(1) On November 5, 2016, the Company entered into the Philips Settlement Agreement, pursuant to which Philips N.V. agreed to pay the Company $300 million. Per the terms of the agreement, $270 million of this settlement is included within Operating income for the quarter ended December 31, 2016. See Note 2 - Summary of Significant Accounting Policies under the subheading “Litigation Costs and Contingencies” and Note 15 - Commitments and Contingencies under the subheading “Litigation” for additional information on the Phillips Settlement Agreement.

(2)               The Company early adopted Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) during the quarter ended April 2, 2016. The early adoption of ASU 2016-09 increased net income for the quarters ended April 2, 2016, July 2, 2016, October 1, 2016 and December 31, 2016 by $1.0 million, $4.1 million, $2.6 million and $5.2 million, respectively.

(3) Due to the significant impact of the Philips Settlement Agreement on the fourth quarter results, the sum of the basic and diluted earnings per share numbers for each quarter will not equal the basic and diluted earnings per share number for the entire year.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Quarters Ended
Fiscal 2015	April 4, 2015	July 4, 2015	October 3, 2015	January 2, 2016
Total revenue	$154,537	$155,726	$152,575	$167,273
Gross profit	103,105	102,901	102,232	101,745
Operating income	27,377	27,841	28,140	36,892	(2)
Net income attributable to Masimo Corporation stockholders	20,523	19,351	19,325	24,101
Net income per share attributable to Masimo Corporation stockholders:
Basic	$0.39	$0.38	$0.38	$0.48
Diluted	$0.38	$0.36	$0.36	$0.46
(2) On November 16, 2015, we entered into a Settlement Agreement with Shenzhen Mindray Biomedical Electronics Co., Ltd. and certain of its affiliates (collectively, Mindray), pursuant to which Mindray agreed to pay the Company $25 million, which has been included within Operating income for the quarter ended January 2, 2016.

Schedule II

MASIMO CORPORATION VALUATION AND QUALIFYING ACCOUNTS Years ended December 31, 2016, January 2, 2016 and January 3, 2015 (in thousands)

Description	Balance at beginning of period	Additions charged to expense and other accounts	Amounts charged against reserve	Balance at end of period
Year ended December 31, 2016
Allowance for doubtful accounts	$1,967	$259	$(528)	$1,698
Sales returns, allowance and reserves	710	2,320	(2,425)	605
Valuation allowance on deferred tax asset	4,196	—	(4,196)	—
Year ended January 2, 2016
Allowance for doubtful accounts	1,890	342	(265)	1,967
Sales returns, allowance and reserves	472	2,621	(2,383)	710
Valuation allowance on deferred tax asset	3,365	831	—	4,196
Year ended January 3, 2015
Allowance for doubtful accounts	1,833	583	(526)	1,890
Sales returns, allowance and reserves	429	1,832	(1,789)	472
Valuation allowance on deferred tax asset	3,563	—	(198)	3,365