Form 10-Q
period 2017-04-01
MASIMO CORP
filed 2017-05-04
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of April 1, 2017
Common stock, $0.001 par value	51,143,638

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED APRIL 1, 2017

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	April 1, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$343,825	$305,970
Accounts receivable, net of allowance for doubtful accounts of $1,652 and $1,698 at April 1, 2017 and December 31, 2016, respectively.	104,365	101,667
Inventories	80,262	72,542
Other current assets	27,816	27,048
Total current assets	556,268	507,227
Deferred cost of goods sold	88,139	79,948
Property and equipment, net	136,155	135,996
Intangible assets, net	28,791	29,376
Goodwill	19,895	19,780
Deferred tax assets	39,002	38,975
Other non-current assets	9,416	9,223
Total assets	$877,666	$820,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$35,027	$34,334
Accrued compensation	24,201	43,180
Accrued and other current liabilities	102,694	104,654
Deferred revenue	40,761	38,198
Total current liabilities	202,683	220,366
Deferred revenue	25,306	25,336
Other non-current liabilities	15,723	14,587
Total liabilities	243,712	260,289
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at April 1, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 51,144 and 50,188 shares issued and outstanding at April 1, 2017 and December 31, 2016, respectively	51	50
Treasury stock, 14,255 and 14,255 shares at April 1, 2017 and December 31, 2016, respectively	(404,276)	(404,276)
Additional paid-in capital	410,081	382,263
Accumulated other comprehensive loss	(6,461)	(7,027)
Retained earnings	634,559	589,226
Total stockholders’ equity	633,954	560,236
Total liabilities and stockholders’ equity	$877,666	$820,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	April 1, 2017	April 2, 2016
Revenue:
Product	$178,097	$163,290
Royalty	8,205	7,877
Total revenue	186,302	171,167
Cost of goods sold	62,168	56,954
Gross profit	124,134	114,213
Operating expenses:
Selling, general and administrative	65,572	62,511
Research and development	15,367	14,365
Total operating expenses	80,939	76,876
Operating income	43,195	37,337
Non-operating income	874	498
Income before provision for income taxes	44,069	37,835
(Benefit) provision for income taxes	(1,265)	10,258
Net income	$45,334	$27,577

Net income per share:
Basic	$0.90	$0.56
Diluted	$0.82	$0.53

Weighted-average shares used in per share calculations:
Basic	50,652	49,424
Diluted	55,529	51,949
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net income	$45,334	$27,577
Other comprehensive income, net of tax:
Foreign currency translation adjustments	566	1,399
Comprehensive income	$45,900	$28,976
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	April 1, 2017	April 2, 2016
Cash flows from operating activities:
Net income	$45,334	$27,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,736	4,051
Stock-based compensation	2,889	3,027
Loss on disposal of property, equipment and intangibles	144	152
Gain on deconsolidation of variable interest entity	—	(273)
Provision for doubtful accounts	60	127
Provision for deferred income taxes	—	2,697
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,687)	(12,266)
Increase in inventories	(7,655)	(326)
(Increase) decrease in other current assets	(3,106)	307
(Increase) decrease in deferred cost of goods sold	(8,158)	1,799
Increase in other non-current assets	(188)	(621)
Increase in accounts payable	1,470	339
Decrease in accrued compensation	(19,088)	(12,634)
Decrease in accrued liabilities	(1,960)	(932)
Increase in deferred revenue	2,563	5,427
Increase in other non-current liabilities	1,094	352
Net cash provided by operating activities	15,448	18,803
Cash flows from investing activities:
Purchases of property and equipment, net	(4,394)	(5,346)
Increase in intangible assets	(833)	(751)
Reduction in cash resulting from deconsolidation of variable interest entity	—	(763)
Net cash used in investing activities	(5,227)	(6,860)
Cash flows from financing activities:
Borrowings under line of credit	—	45,000
Repayments on line of credit	—	(5,000)
Repayments of capital lease obligations	(69)	(67)
Proceeds from issuance of common stock	27,290	2,552
Repurchases of common stock	—	(47,699)
Net cash provided by (used in) financing activities	27,221	(5,214)
Effect of foreign currency exchange rates on cash	413	855
Net increase in cash and cash equivalents	37,855	7,584
Cash and cash equivalents at beginning of period	305,970	132,317
Cash and cash equivalents at end of period	$343,825	$139,901
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of the Company
Masimo Corporation (the Company) is a global medical technology company that develops, manufactures and markets a variety of noninvasive patient monitoring technologies. The Company’s mission is to improve patient outcomes and reduce cost of care by taking noninvasive monitoring to new sites and applications®. The Company’s patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software and/or cables. The Company primarily sells its products to hospitals, emergency medical service providers, home care providers, physician offices, veterinarians, long term care facilities and consumers through its direct sales force, distributors and original equipment manufacturer (OEM) partners.
The Company invented Masimo Signal Extraction Technology® (SET®), which provides the capabilities of Measure-through Motion and Low Perfusion™ pulse oximetry to address the primary limitations of conventional pulse oximetry. Over the years, the Company’s product offerings have expanded significantly to also include noninvasive optical blood constituent monitoring, optical organ oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring and optical gas monitoring. The Company also developed the Root® patient monitoring and connectivity platform and the Masimo Patient SafetyNet1 remote patient surveillance monitoring system. These solutions and related products are based upon Masimo SET®, rainbow® and other proprietary algorithms. These software-based technologies are incorporated into a variety of product platforms depending on customers’ specifications. In addition, these technologies are supported by a substantial intellectual property portfolio that the Company has built through internal development, acquisitions and license agreements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (fiscal year 2016), filed with the SEC on February 15, 2017. The results for the three months ended April 1, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 30, 2017 (fiscal year 2017) or for any other interim period or for any future year.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In accordance with GAAP, current authoritative guidance is applied when determining whether an entity is subject to consolidation.
Fiscal Periods
The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week fiscal year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 fiscal week quarters and one 14 fiscal week quarter. The Company’s last 53 week fiscal year was fiscal year 2014. Fiscal year 2017 is a 52 week fiscal year. All references to years in these notes to condensed consolidated financial statements are fiscal years unless otherwise noted.

1     The use of the trademark Patient SafetyNet is under license from the University HealthSystem Consortium.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Use of Estimates
The Company prepares its financial statements in conformity with GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at thedates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the determination of accounts receivable allowances, inventory reserves, warranty reserves, rebate accruals, valuation of the Company’s stock options, goodwill valuation, deferred taxes and any associated valuation allowances, distributor channel inventory, royalty revenues, deferred revenue, uncertain income tax positions, litigation costs and related accruals. Actual results could differ from such estimates.
Reclassifications
Certain amounts in the accompanying condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by-contract basis. There were no transfers between Level 1, Level 2 and Level 3 inputs during the three months ended April 1, 2017. The Company carries cash and cash equivalents at cost, which approximates fair value. As of April 1, 2017 and December 31, 2016, the Company did not have any short-term investments.
The following tables represent the Company’s financial assets (in thousands), measured at fair value on a recurring basis:

April 1, 2017	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents
Cash	$343,825	$—	$—	$343,825	$343,825
Level 1:
None	—	—	—	—	—
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
Total assets measured at fair value	$343,825	$—	$—	$343,825	$343,825

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

December 31, 2016	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents
Cash	$305,970	$—	$—	$305,970	$305,970
Level 1:
None	—	—	—	—	—
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
Total assets measured at fair value	$305,970	$—	$—	$305,970	$305,970
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

depreciable assets, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss on the sale or retirement is recognized in income.
Intangible Assets
The Company’s policy is to renew its patents and trademarks. Total renewal costs for patents and trademarks were $0.2 million for each of the three months ended April 1, 2017 and April 2, 2016. As of April 1, 2017, the weighted-average number of years until the next renewal was one year for patents and six years for trademarks. Costs to renew patents and trademarks are capitalized and amortized over the remaining useful life of the intangible asset. The Company continually evaluates the amortization period and carrying basis of patents and trademarks to determine whether any events or circumstances warrant a revised estimated useful life or reduction in value. Capitalized application costs are charged to operations when it is determined that the patent or trademark will not be obtained or is abandoned.
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
No impairment of goodwill, intangible assets or other long-lived assets was recorded during the three months ended April 1, 2017 and April 2, 2016.
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
In the case of multiple deliverable arrangements, the authoritative guidance provides a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence (VSOE) of selling price, (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP). VSOE of selling price is defined as the price charged when the same element is sold separately. VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. TPE generally does not exist for the majority of the Company’s products. The objective of ESP is to determine the price at which the Company would transact a sale if the product was sold on a stand-alone basis. In the absence of VSOE and TPE, the Company determines ESP for its products by considering multiple factors including, but not limited to, features and functionality of the product, geographies, type of customer, contractual prices pursuant to Group Purchasing Organization (GPO) contracts, the Company’s pricing and discount practices, and market conditions.
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
The majority of the Company’s royalty arises from one agreement with Medtronic plc (Medtronic, formerly Covidien Ltd.) and is due and payable quarterly based on U.S. sales of certain Medtronic products. An estimate of these royalty revenues is recorded quarterly in the period earned based on the prior quarter’s historical results, adjusted for any new information or trends known to management at the time of estimation. This estimated revenue is adjusted prospectively when the Company receives the Medtronic royalty report, approximately sixty days after the end of the previous quarter. From time-to-time, the Company also recognizes revenue from non-recurring engineering services for certain OEM customers.
Product Warranty
The Company generally provides a warranty against defects in material and workmanship for a period ranging from six to forty-eight months, depending on the product type. In the case of long-term sales agreements, the Company typically warrants the products for the term of the agreement, which generally ranges from three to six years. In traditional sales activities, including direct and OEM sales, the Company establishes an accrued liability for the estimated warranty costs at the time of revenue recognition, with a corresponding provision to cost of sales. Customers may also purchase extended warranty coverage separately or as part of a long-term sensor purchase agreement. Revenue related to extended warranty coverage is recognized over the extended life of the contract and the related extended warranty costs are expensed as incurred.
Changes in the product warranty accrual were as follows (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Warranty accrual, beginning of period	$910	$1,222
Accrual for warranties issued	334	405
Changes to pre-existing warranties (including changes in estimates)	61	(50)
Settlements made	(320)	(290)
Warranty accrual, end of period	$985	$1,287
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Comprehensive Income
Authoritative accounting guidance establishes requirements for reporting and disclosure of comprehensive income and its components. Comprehensive income includes foreign currency translation adjustments and any related tax benefits that have been excluded from net income and reflected in stockholders’ equity.
The change in accumulated other comprehensive loss was as follows (in thousands):

Three Months Ended April 1, 2017
Accumulated other comprehensive loss, beginning of period	$(7,027)
Foreign currency translation adjustments	566
Accumulated other comprehensive loss, end of period	$(6,461)
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of restricted share units (RSUs). For the three months ended April 1, 2017 and April 2, 2016, weighted options to purchase less than 0.1 million and 1.5 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For each of the three months ended April 1, 2017 and April 2, 2016, certain RSUs were considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of April 1, 2017 and April 2, 2016, 2.7 million weighted average shares related to such RSUs have been excluded from the calculation of potential shares.
A reconciliation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2017	April 2, 2016
Net income	$45,334	$27,577
Basic net income per share:
Weighted-average shares outstanding - basic	50,652	49,424
Net income per basic share	$0.90	$0.56
Diluted net income per share:
Weighted-average shares outstanding - basic	50,652	49,424
Diluted share equivalent: stock options and RSUs	4,877	2,525
Weighted-average shares outstanding - diluted	55,529	51,949
Net income per diluted share	$0.82	$0.53

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Cash paid during the year for:
Interest (net of amounts capitalized)	$213	$1,335
Income taxes	3,157	2,303
Noncash investing and financing activities:
Unpaid purchases of property, plant and equipment	$1,203	$3,600
Unsettled common stock proceeds from option exercises	2,560	896
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
Recently Issued Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04, Intangibles – Goodwill and Other (ASU 2017-04). The new standard is intended to eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, a goodwill impairment charge will be based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 is effective for annual and interim fiscal reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (ASU 2017-01). The new standard is intended to clarify the definition of a business and requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the set of transferred assets and activities is not considered to be a business under ASU 2017-01. ASU 2017-01 also requires a business to include at least one substantive process and narrows the definition of business outputs. The new standard will be effective on January 1, 2018, and early adoption is permitted with prospective application to any business development transaction. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
In December 2016, the FASB issued ASU No. 2016-19, Technical Corrections and Improvements (ASU 2016-19). The new standard is intended to provide clarity to the Accounting Standards Codification (ASC) or correct unintended application of the guidance that is not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. ASU 2016-19 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017 with respect to the amendments that require transition guidance, and early adoption is permitted. All other amendments were effective on issuance. The Company is currently evaluating the expected impact of the amendments that require transition guidance, but does not expect these to have a material impact on its consolidated financial statements upon adoption.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory (ASU 2016-16). The new standard eliminates the exception that allowed the income tax consequences of an intra-entity transfer of assets other than inventory to be deferred until the transferred asset was sold to a third party or otherwise recovered through use, and now requires recognition of such income tax consequences at the time the non-inventory asset is transferred. ASU 2016-16 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): (ASU 2016-02). The new standard requires lessees to recognize most leases on their balance sheets but continue to recognize lease expenses in their income statement in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expense related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. ASU 2016-02 is effective for annual and interim fiscal reporting periods beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the expected impact of this standard on its consolidated financial statements, but anticipates that, among other things, the required recognition of a lease liability and related right-of-use asset will significantly increase both the assets and liabilities recognized and reported on its balance sheet. In addition, the Company anticipates that the classification of certain leases for which the Company is the lessor may change under the new guidance, resulting in the immediate expensing of certain costs that are currently deferred and expensed over the life of the lease. The Company currently expects to complete its assessment of the full financial impact of the new lease accounting guidance during the next fifteen months and has not yet finalized any decision related to the timing of adoption for this guidance.
In May 2014, the FASB issued ASU No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (ASU 2014-09). The new standard provides a single, principles-based five-step model to be applied to all contracts with customers while enhancing disclosures about revenue, providing additional guidance for transactions that were not previously addressed comprehensively and improving guidance for multiple-element arrangements. ASU 2014-09 will replace most existing revenue recognition guidance under GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method upon adoption. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14), which amended ASU 2014-09, providing for a one year deferral period for the implementation of ASU 2014-09. ASU 2014-09 will now be effective for annual and interim periods beginning on or after December 15, 2017. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations under FASB ASC Topic 606 (ASU 2016-08), which provides guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing (ASU 2016-10), which amended ASU 2014-09 by providing clarity in identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients (ASU 2016-12), which further amended ASU 2014-09 by providing additional clarity in recognizing revenue from contracts that have been modified prior to the transition period to the new standard, as well as providing

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

additional disclosure requirements for businesses and other organizations that make the transition to the new standard by adjusting amounts from prior reporting periods via retrospective application. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (ASU 2016-20). ASU 2016-20 affects narrow aspects of ASC Topic 606, including contract modifications, contract costs, and the balance sheet classification of items as contract assets versus receivables. The Company is continuing to evaluate the expected impact of the new revenue guidance contained in ASC Topic 606 on its consolidated financial statements and anticipates, among other things, that the adoption of such standard will result in the acceleration of certain revenue from product sales to distributors that is currently deferred under the “sell-through” method, as well as the capitalization and deferral of certain contract-related costs that are currently expensed when incurred. The Company currently expects to complete its assessment of the full financial impact of the new revenue recognition guidance, including the method of adoption, during the next six months and to adopt the guidance when it becomes effective for the Company on December 31, 2017 (fiscal year 2018).
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
Cercacor is an independent entity that was spun off from the Company to its stockholders in 1998. Joe Kiani, the Company’s Chairman and Chief Executive Officer (CEO), is also the Chairman and CEO of Cercacor. The Company is a party to a Cross-Licensing Agreement with Cercacor, which was most recently amended and restated effective January 1, 2007 (the Cross-Licensing Agreement), that governs each party’s rights to certain intellectual property held by the two companies. The Company is also a party to various other agreements with Cercacor.
As a result of changes in the capital structure of Cercacor, as well as certain of its contractual relationships with the Company, the Company completed a re-evaluation of the authoritative consolidation guidance during the first quarter of 2016 and determined that although Cercacor remained a VIE, the Company was no longer its primary beneficiary as it could no longer be deemed to have the power to direct the activities of Cercacor that most significantly impact Cercacor’s economic performance and had no obligation to absorb Cercacor’s losses pursuant to the Company’s on-going contractual relationships with Cercacor. Based on such determination, the Company discontinued consolidating Cercacor within its consolidated financial statements effective as of January 3, 2016. However, Cercacor continues to be a related party following its deconsolidation. The Company recognized a gain of $0.3 million upon such deconsolidation, which has been reported within non-operating income in the accompanying condensed consolidated statement of operations. See Note 4 to these condensed consolidated financial statements for a description of the Company’s continuing business relationships with Cercacor.
4. Related Party Transactions
The Company’s Chairman and CEO is also the Chairman and CEO of Cercacor. The Company is a party to the following agreements with Cercacor:

•
Cross-Licensing Agreement - The Company and Cercacor are parties to the Cross-Licensing Agreement, which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Actual aggregate royalty liabilities to Cercacor under the license were $1.6 million and $1.5 million for the three months ended April 1, 2017 and April 2, 2016, respectively.

•
Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were less than $0.1 million for each of the three months ended April 1, 2017 and April 2, 2016.

•
Sublease Agreement - In March 2016, the Company entered into a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California (Cercacor Sublease). The Cercacor Sublease began on May 1, 2016 and expires on November 30, 2019. The Company recognized $0.1 million in sublease income for the three months ended April 1, 2017 and no sublease income for the three months ended April 2, 2016.

Net amounts due to Cercacor at each of April 1, 2017 and December 31, 2016 were $0.3 million and $0.4 million, respectively.

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
5. Inventories
Inventories consist of the following (in thousands):

	April 1, 2017	December 31, 2016
Raw materials	$42,132	$32,647
Work-in-process	7,319	7,701
Finished goods	30,811	32,194
Total inventories	$80,262	$72,542
6. Other Current Assets
Other current assets consist of the following (in thousands):

	April 1, 2017	December 31, 2016
Prepaid expenses	$13,361	$13,051
Royalties receivable	7,800	7,500
Prepaid income taxes	1,187	981
Employee loans and advances	324	305
Due from related party	28	77
Other current assets	5,116	5,134
Total other current assets	$27,816	$27,048

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

7. Property and Equipment
Property and equipment, net, consists of the following (in thousands):

	April 1, 2017	December 31, 2016
Building and building improvements	$85,992	$85,966
Machinery and equipment	42,246	41,683
Land	23,762	23,762
Computer equipment	14,001	13,549
Tooling	13,099	12,895
Furniture and office equipment	10,472	9,669
Leasehold improvements	12,931	8,289
Demonstration units	450	448
Vehicles	45	45
Construction-in-progress	4,829	7,923
Total property and equipment	207,827	204,229
Accumulated depreciation and amortization	(71,672)	(68,233)
Property and equipment, net	$136,155	$135,996
For the three months ended April 1, 2017 and April 2, 2016, depreciation expense of property and equipment was $3.5 million and $3.1 million, respectively.
8. Intangible Assets
Intangible assets, net, consist of the following (in thousands):

	April 1, 2017	December 31, 2016
Patents	$19,942	$19,950
Customer relationships	7,669	7,669
Licenses	7,500	7,500
Acquired technology	5,580	5,580
Trademarks	3,881	3,777
Capitalized software development costs	2,539	2,539
Other	3,674	3,674
Total intangible assets	50,785	50,689
Accumulated amortization	(21,994)	(21,313)
Intangible assets, net	$28,791	$29,376
Total amortization expense for the three months ended April 1, 2017 and April 2, 2016 was $1.2 million and $0.9 million, respectively. All of these intangible assets have a 10 year weighted average amortization period.

Estimated amortization expense for future fiscal years is as follows (in thousands):

Fiscal year	Amount
2017 (balance of year)	$5,236
2018	4,575
2019	3,557
2020	3,217
2021	2,541
Thereafter	9,665
Total	$28,791

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

9. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	April 1, 2017	December 31, 2016
Income taxes payable	$71,491	$76,316
Contract related payables	13,410	10,673
Accrued taxes	5,801	5,135
Accrued customer rebates, fees and reimbursements	4,205	3,893
Accrued legal fees	2,129	1,362
Accrued warranty	986	910
Accrued donations	517	503
Related party payable	332	525
Other	3,823	5,337
Total accrued and other current liabilities	$102,694	$104,654
10. Restated Credit Facility
In January 2016, the Company entered into an Amended and Restated Credit Agreement (Restated Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, Bank of America, N.A., as Syndication Agent and a Lender, Citibank, N.A., as Documentation Agent and a Lender, and various other Lenders (collectively, the Lenders).
The Restated Credit Facility amended and restated the Company’s prior credit agreement dated April 23, 2014, as amended (the Amended Credit Agreement), and provided for up to $450.0 million in borrowings in multiple currencies, with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity to up to $550.0 million in the future. Effective December 19, 2016, the Company decreased the total available borrowing capacity under the Restated Credit Facility from $450.0 million to $250.0 million. All unpaid principal under the Restated Credit Facility will become due and payable on January 8, 2021.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

As of April 1, 2017, the Restated Credit Facility had no outstanding draws and outstanding standby letters of credit totaling $0.3 million. The Company incurred interest expense related to the Restated Credit Facility of $0.2 million and $1.0 million for the three months ended April 1, 2017 and April 2, 2016, respectively. The Company was in compliance with all covenants under the Restated Credit Facility as of April 1, 2017.
11. Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	April 1, 2017	December 31, 2016
Unrecognized tax benefit	$13,827	$13,442
Deferred rent, long-term	1,309	558
Deferred tax liability, long-term	339	340
Other	248	247
Total other non-current liabilities	$15,723	$14,587
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
12. Stock Repurchase Program
In September 2015, the Board authorized a stock repurchase program, whereby the Company may purchase up to 5.0 million shares of its common stock over a period of up to three years (2015 Repurchase Program). The 2015 Repurchase Program may be carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. The total remaining shares authorized for repurchase under the 2015 Repurchase Program approximated 2.9 million shares as of April 1, 2017. The Company expects to fund the 2015 Repurchase Program through its available cash, future cash from operations, funds available under the Restated Credit Facility or other potential sources of capital.
13. Stock-Based Compensation
Stock-Based Award Activity
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s stock option plans are as follows (in thousands, except for exercise prices):

	Three Months Ended April 1, 2017
	Shares	Average Exercise Price
Options outstanding, beginning of period	8,521	$28.56
Granted	53	80.03
Canceled	(47)	31.11
Exercised	(955)	26.09
Options outstanding, end of period	7,572	$29.22
Options exercisable, end of period	4,615	$26.83

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The number of RSUs issued and outstanding under all of the Company’s stock option plans are as follows (in thousands, except for grant date fair value amounts):

Three Months Ended April 1, 2017
	Units	Weighted Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,706	$41.45
Granted	—	—
Canceled	—	—
Expired	—	—
Vested	—	—
RSUs outstanding, end of period	2,706	$41.45
At April 1, 2017, an aggregate of 16.1 million shares of common stock were reserved for future issuance under the Company’s 2007 Stock Incentive Plan (the 2007 Plan) and prior equity incentive plans, of which 5.8 million shares were available for future grant under the 2007 Plan.
Valuation of Stock-Based Award Activity
The fair value of each RSU award is determined based on the closing price of the Company’s common stock on the grant date.
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans.
The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
Risk-free interest rate	1.9% to 2.2%	1.3% to 1.9%
Expected term (in years)	5.5	5.7
Estimated volatility	29.7% to 30.1%	34.6% to 35.7%
Expected dividends	0%	0%
Weighted-average fair value of options granted	$25.25	$13.13
The total stock-based compensation expense for the three months ended April 1, 2017 and April 2, 2016 was $2.9 million and $3.0 million respectively.
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of April 1, 2017 was $484.9 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of April 1, 2017 was $306.6 million. The aggregate intrinsic value of options exercised during the three months ended April 1, 2017 was $54.6 million The unrecognized stock-based compensation expense related to unvested options and RSUs was $25.1 million and less than $0.1 million as of April 1, 2017, respectively. The weighted-average remaining contractual term of options with an exercise price less than the closing price of the Company’s common stock as of April 1, 2017 and RSUs outstanding was 5.7 years and less than 0.5 year, respectively. The weighted-average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock as of April 1, 2017 was 4.2 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

14. Commitments and Contingencies
Leases
The Company leases certain facilities in North and South America, Europe, the Middle East and Asia under operating lease agreements expiring at various dates through December 2026. Certain facility leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight-line method based on total lease payments. The Company has received leasehold improvement incentives in connection with certain leased facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of each of April 1, 2017 and December 31, 2016, accrued rent expense in excess of the amount paid aggregated $1.4 million and $0.7 million, respectively, which is classified within other current and non-current liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company leases automobiles in the U.S. and Europe that are classified as operating leases and expire at various dates through November 2020. The majority of these leases are non-cancellable. The Company also has outstanding capital leases for office equipment and computer equipment, all of which are non-cancellable.
Future minimum lease payments, including interest, under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands):

	As of April 1, 2017
	Operating Leases	Capital Leases	Total
2017 (balance of year)	$4,485	$3	$4,488
2018	5,587	—	5,587
2019	4,992	—	4,992
2020	3,029	—	3,029
2021	2,527	—	2,527
Thereafter	7,169	—	7,169
Total	$27,789	$3	$27,792
Rental expense related to operating leases was $1.7 million and $1.4 million for the three months ended April 1, 2017 and April 2, 2016, respectively. Included in the future capital lease payments as of April 1, 2017 is interest aggregating less than $0.1 million.
Employee Retirement Savings Plan
The Company sponsors a qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $0.6 million and $0.5 million to the MRSP for the three months ended April 1, 2017 and April 2, 2016, respectively.
In addition, the Company also sponsors various defined contribution plans in certain locations outside of the United States (Subsidiary Plans). For both the three months ended April 1, 2017 and April 2, 2016, the Company contributed $0.1 million to the Subsidiary Plans.
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
For any Qualifying Termination occurring on or after January 1, 2018, the number of shares to be issued to Mr. Kiani pursuant to the RSUs and the cash payment will each be reduced by 10% of the original amount each year (beginning on January 1, 2018) so that after January 1, 2027, no Special Payment will be due to Mr. Kiani upon a Qualifying Termination. As of April 1, 2017, the expense related to the Special Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement was approximately $146.9 million.
As of April 1, 2017, the Company had severance plan participation agreements with seven other executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $74.0 million of purchase commitments as of April 1, 2017, which are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of April 1, 2017, the Company had approximately $0.2 million in unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of April 1, 2017, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash deposits in time deposits and money market accounts with major financial institutions. As of April 1, 2017, the Company had $343.8 million of bank balances, of which $3.5 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
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
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended April 1, 2017 and April 2, 2016, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $99.7 million and $91.9 million, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

For the three months ended April 1, 2017, the Company had sales through two just-in-time distributors that represented 13.8% and 12.1% of total revenue, respectively. For the three months ended April 2, 2016, the Company had sales through the same two just-in-time distributors that represented 16.0% and 11.2% of total revenue, respectively.
As of April 1, 2017, two just-in-time distributors represented 8.0% and 10.7% of the Company’s accounts receivable balance. As of December 31, 2016, two just-in-time distributors represented 7.5% and 5.6% of the Company’s accounts receivable balance, respectively.
For the three months ended April 1, 2017 and April 2, 2016, the Company recorded $8.2 million and $7.9 million, respectively, in royalty revenues from Medtronic. In exchange for these royalty payments, the Company has provided Medtronic the ability to ship its patent infringing product with a covenant not to sue Medtronic as long as Medtronic abides by the terms of the settlement agreement between the companies.
Litigation
On July 20, 2016, the Company was notified that its insurance carrier was seeking reimbursement of certain defense costs previously advanced by the carrier in connection with an employment related arbitration claim. The Company believes it has good and substantial grounds to dispute the coverage determination of the insurance carrier, but there is no guarantee that the Company will prevail. The Company has not recorded a charge related to this insurance coverage dispute and is unable to determine whether any loss will ultimately occur. However, the Company estimates that the potential incremental loss related to this insurance coverage dispute would approximate $2.6 million plus potential interest at the rate of 10% per annum from the date such payments were advanced by the insurance carrier.
On January 2, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California by Physicians Healthsource, Inc. (PHI). The complaint alleges that the Company sent unsolicited facsimile advertisements in violation of the Junk Fax Protection Act of 2005 and related regulations. The complaint seeks $500 for each alleged violation, treble damages if the District Court finds the alleged violations to be knowing, plus interest, costs and injunctive relief. On April 14, 2014, the Company filed a motion to stay the case pending a decision on a related petition filed by the Company with the Federal Communications Commission (FCC). On May 22, 2014, the District Court granted the motion and stayed the case pending a ruling by the FCC on the petition. On October 30, 2014, the FCC granted some of the relief and denied some of the relief requested in the Company’s petition. Both parties appealed the FCC’s decision on the petition. On November 25, 2014, the District Court granted the parties’ joint request that the stay remain in place pending a decision on the appeal. On March 31, 2017, the D.C. Circuit Court of Appeals vacated and remanded the FCC’s decision, holding that the applicable FCC rule was unlawful to the extent it requires opt-out notices on solicited faxes. The stay of the District Court litigation has not yet been lifted. On April 28, 2017, PHI filed a petition seeking rehearing by the D.C. Circuit Court of Appeals. The Company believes it has good and substantial defenses to the claims in the District Court litigation, but there is no guarantee that the Company will prevail. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying condensed consolidated financial statements.
On January 31, 2014, an amended putative class action complaint was filed against the Company in the U.S. District Court for the Northern District of Alabama by and on behalf of two participants in the Surfactant, Positive Pressure, and Oxygenation Randomized Trial at the University of Alabama. On April 21, 2014, a further amended complaint was filed adding a third participant. The complaint alleges product liability and negligence claims in connection with pulse oximeters the Company modified and provided at the request of study investigators for use in the trial. On August 13, 2015, the U.S. District Court for the Northern District of Alabama granted summary judgment in favor of the Company on all claims. The plaintiffs have appealed the U.S. District Court for the Northern District of Alabama’s decision. The appellate hearing before the Eleventh Circuit Court of Appeals was held on December 13, 2016, and the parties are awaiting a decision. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying consolidated financial statements. From time to time, the Company may be involved in other litigation and investigations relating to claims and matters arising out of its operations in the normal course of business. The Company believes that it currently is not a party to any other legal proceedings which, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial position, results of operations or cash flows.

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
The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended
	April 1, 2017		April 2, 2016
Geographic area by destination:
United States	$124,683	70.0%	$113,505	69.5%
Europe, Middle East and Africa	30,502	17.1	31,970	19.6
Asia and Australia	16,735	9.4	13,582	8.3
North and South America (excluding United States)	6,177	3.5	4,233	2.6
Total product revenue	$178,097	100.0%	$163,290	100.0%
The Company’s consolidated long-lived assets (total non-current assets excluding deferred taxes, goodwill and intangible assets) by geographic area are (in thousands, except percentages):

	April 1, 2017		December 31, 2016
Long-lived assets by geographic area:
United States	$224,601	96.1%	$216,784	96.3%
International	9,109	3.9	8,383	3.7
Total	$233,710	100.0%	$225,167	100.0%
16. Income Taxes
The Company has provided for income taxes in fiscal 2017 interim periods based on the estimated effective income tax rate for the complete fiscal year and adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The income tax provision is computed on the estimated pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended April 1, 2017 and April 2, 2016, the Company recorded discrete tax benefits of approximately $15.1 million and $1.0 million, respectively, related to excess tax benefits realized from stock-based compensation.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

As of April 1, 2017, the liability for income taxes associated with uncertain tax positions was approximately $14.9 million. If fully recognized, approximately $13.4 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
The Company conducts business in multiple jurisdictions and, as a result, one or more of the Company’s subsidiaries files income tax returns in U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters through fiscal year 2011. The Company’s 2012 income tax return is currently under examination by the U.S. Internal Revenue Service. All material state, local and foreign income tax matters have been concluded through fiscal year 2009. The Company does not believe that the results of any tax authority examination would have a significant impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to our stock repurchase program; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” the negative versions of these terms and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission (SEC) filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we filed with the SEC on February 15, 2017. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.
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
Our core business is Measure-through Motion and Low Perfusion™ pulse oximetry monitoring, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry. Our product offerings have expanded significantly over the years to also include monitoring blood constituents with an optical signature, optical organ oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring, exhaled gas monitoring, patient monitoring with connectivity platforms, bedside and portable patient monitors and wearable wireless patient monitors. We have also developed a remote patient surveillance monitoring system, Patient SafetyNet, which currently allows up to 200 patients to be monitored simultaneously and remotely through a PC-based viewing station or by care providers through their pagers, voice-over-IP phones or smartphones.
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
In March 2017, we announced the CE Mark of our noninvasive blood pressure (NIBP) measurements for the Rad-97™ Pulse Co-Oximeter® and connectivity hub. Rad-97™ with NIBP enables clinicians to measure arterial blood pressure for adult, pediatric and neonatal patients, with three measurement modes: spot-check, automatic interval (which measures blood pressure routinely, at a desired interval) and stat interval (which continually measures blood pressure for a desired duration). An integrated port allows clinicians to connect a blood pressure cuff inflation hose directly to Rad-97™, and is compatible with both disposable and reusable cuffs, for a variety of patient types, designed for reliability and patient comfort.
Following the introduction of our rainbow SET™ platform, we have continued to expand our technology offerings by introducing additional noninvasive measurements and technologies to create new market opportunities in both the hospital and non-hospital care settings. These offerings include:

•
SedLine® - Brain function monitoring is most commonly used during surgery to help clinicians monitor sedation under anesthesia. SedLine® brain function monitoring technology measures the brain’s electrical activity by detecting electroencephalogram (EEG) signals. In contrast to whole-scalp EEG monitoring, which is used for diagnostic purposes, this form of EEG monitoring is often referred to as processed EEG monitoring or brain function monitoring. Brain function monitors display the patient’s EEG waveforms, but these are difficult for clinicians to interpret, so the EEG signals are processed and displayed as a single number called Patient State Index (PSi), which gives a continuous indication of the patient’s depth of sedation. Our SedLine® brain function monitoring technology can now be delivered through the Masimo Open Connect™ (MOC-9™) connectivity port within our Root® patient monitoring and connectivity platform, which integrates our rainbow® and SET® measurements with multiple additional parameters, such as SedLine®. In addition, our SedLine® brain function monitoring technology also displays raw EEG waveforms, the PSI trend and the Density Spectral Array view to allow clinicians to compare EEG power in both sides of the brain over time to facilitate the detection of asymmetrical activity and agent-specific effects on the EEG signal. In 2016, we introduced Next Generation SedLine®, which improved the sensitivity and specificity of PSi significantly, especially in patients with low EEG signals (such as geriatric patients) and patients experiencing electromyogram (EMG) artifact (electrical activity due to muscle movement). Next Generation SedLine® has received CE Mark but is not currently available for sale in the U.S.

•
NomoLine™ Capnography and Gas Monitoring - We offer a portfolio of sidestream and mainstream capnography products, as well as gas monitoring products,which include external “plug-in-and-measure” capnography and gas analyzers, integrated modules and handheld capnograph and capnometer devices. The gas monitoring products have the ability to measure multiple expired gases, such as carbon dioxide (CO2), nitrous oxide (N2O), oxygen (O2) and other anesthetic agents. In the case of capnography, respiration rate is also calculated from the CO2 waveform. These measurements are possible through either mainstream monitoring, which samples gases from a ventilated patient’s breathing circuit, or sidestream monitoring, which samples gases from a breathing circuit in mechanically ventilated patients or through a cannula or mask in spontaneously breathing patients.

•
O3® - Organ oximetry, also known as regional oximetry, tissue oximetry and cerebral oximetry monitoring, uses near-infrared spectroscopy (NIRS) to provide continuous measurement of tissue oxygen saturation (rSO2) to help detect regional hypoxemia that pulse oximetry alone can miss under certain conditions. In addition, our Root® monitor and O3®sensors can automate the differential analysis of regional to central oxygen saturation derived from our SET® pulse oximeters. O3® monitoring involves applying O3® regional oximetry sensors to the forehead and connecting our O3® MOC-9™ module to any Root® monitor through one of its three MOC-9™ ports. O3® regional oximetry has received the CE Mark and FDA 510(k) clearance for use in subjects larger than 40 kg (approximately 88 lbs). In 2016, O3® regional oximetry with the O3® pediatric sensor received the CE Mark for use in pediatric patients weighing less than 40kg (approximately 88lbs).

•
rainbow Acoustic Monitoring® (RAM™) - Our acoustic-based monitoring technology enables noninvasive monitoring of respiration rate (RRa®). Compared to traditional capnography, which monitors exhaled CO2, most often through a nasal cannula, multiple clinical studies have shown that the noninvasive measurement of RRa® provides as good or better accuracy to monitor respiration rate and detect respiratory pause episodes, defined as a cessation of breathing for 30 seconds or more. Yet, due to its ease of use and wear, RAM™ is better tolerated by patients than capnography. When used with other clinical variables, RRa® may help clinicians assess respiratory depression and respiratory distress earlier and more often to help determine treatment options and potentially enable earlier interventions.

•
Root® - Our Root® patient monitoring and connectivity platform integrates our breakthrough rainbow® and SET® measurements with multiple additional specialty measurements through its MOC-9™ connectivity ports in an integrated, clinician-centric platform. The first three Masimo MOC-9™ technologies for Root® were SedLine® brain function monitoring, NomoLine™ capnography and gas monitoring, and O3® organ oximetry. In 2016, we announced Iris Gateway™, a server-based software solution for integrating medical device data. The Iris® ports on our Root® patient monitor allow other medical devices (such as infusion pumps, ventilators, patient monitors and “smart” beds) to connect to Iris Gateway™ via Root®. Iris™ Gateway can provide a timely and cost-effective solution for the integration of medical device data by connecting to existing medical devices and performing the required translations to move the data from the devices into electronic medical records (EMRs). Iris Gateway™ can be deployed on the Cloud (a remote server farm) or as a server appliance in the hospital.

In February 2017, we introduced a limited market release of the Early Warning Score (EWS) for Root®. EWS aggregates information from multiple vital signs and clinical observations to generate a score that represents the potential degree of patient deterioration. There are several EWS protocols, such as Pediatric Early Warning Score (PEWS), Modified Early Warning Score (MEWS) and National Early Warning Score (NEWS). These various scores require vital signs contributors such as oxygen saturation, pulse rate, respiration rate, body temperature and systolic blood pressure along with contributors input by clinicians, such as level of consciousness, use of supplemental oxygen and urine output. The weighting and number of contributors differ depending upon which EWS protocol is used. Root® can be customized for various predefined EWS protocols, or hospitals can configure their own set of required contributors, and their relative weights, to create an EWS unique to their care environment.

•
Patient SafetyNet - Our patient surveillance, remote monitoring and clinician notification solution allows for monitoring of the oxygen saturation, pulse rate, perfusion index, hemoglobin, methemoglobin and respiration rate of up to 200 patients simultaneously from a single server. Patient SafetyNet offers a rich user interface with trending, real-time waveform capability at the central station and remote notification via pager or smart phone. Patient SafetyNet also features the Adaptive Connectivity Engine™, which enables two-way, Health Level 7 (HL7) based connectivity to clinical/hospital information systems. The Adaptive Connectivity Engine™ significantly reduces the time and complexity to integrate and validate custom HL7 implementations and demonstrates our commitment to innovation that automates patient care with open, scalable and standards-based connectivity architecture.

The Patient SafetyNet Series 5000, together with Iris® Connectivity, Kite® and MyView™ through the Root® patient monitoring and connectivity platform, offers a new level of interoperability designed to enhance clinician workflows, and reduce the cost of care, from operating rooms to medical-surgical units. Patient SafetyNet Series 5000 with Iris® enables Root® to intake data from all devices connected to the patient, thereby acting as an in-room patient monitor and connectivity hub. Alarms and alerts for all devices are seamlessly forwarded to the patient’s clinician and all device data are effortlessly documented in the patient’s electronic medical record (EMR). The patient-centric user interface of the Patient SafetyNet Series 5000 displays near real-time data from all devices with Kite®, providing a single unified dashboard of patient information.

•
MyView™ - MyView™ is a wireless, presence-detection system enables clinicians to automatically display customized clinical profiles on our devices, such as Root®, Radical-7® and the Patient SafetyNet View Station. When a clinician approaches the device, a clinician-worn MyView™ badge signals the device to display a preselected set of parameters and waveforms tailored to the individual clinician’s preferences. MyView™ gives clinicians the ability to receive and review medical device information in a manner that is most conducive to optimizing their workflow, while the presence mapping data collected by all the Masimo devices can provide information on how clinicians spend time with their patients. This provides nursing leadership and management with the opportunity to examine analytical data on patient and clinician interactions to optimize workflows across the unit, hospital or hospital system.

•
Patient SafetyNet Surveillance - Patient SafetyNet Surveillance is a software option for our Patient SafetyNet solution that provides real-time video images of a patient’s room, including the patient with connected monitoring devices, adding existing communication technology to central monitoring. Two-way audio is available to allow the caregiver to listen to and communicate with the patient. The system utilizes the existing hospital information technology network and can provide viewing of images in the same care area.

•
MightySat™ - Our fingertip pulse oximeter provides oxygen saturation and pulse rate measurements and is designed for those who want accurate measurements even under challenging conditions such as movement and low perfusion. MightySat™ provides SpO2, PR, RRp™, PVI® and PI measurements in a compact, battery-powered design with an organic light-emitting diode color screen that can be rotated for real-time display of the pleth waveform as well as measurements. Its Bluetooth® wireless functionality enables measurement display via the free, downloadable Masimo Personal Health app on iOS and Android mobile devices, as well as the ability to trend and communicate measurements and interface with the

Apple Health app. MightySat™ is also available with optional PVI®, a measure of the dynamic changes in the perfusion index that occur during one or more complete respiratory cycles. MightySat™ is available through online retailers such as Amazon.com and in over 100 Apple stores. In the U.S., MightySat™ is intended for general health and wellness use and is not intended for medical use. However, MightySat™ Rx, the medical version of the product with optional Bluetooth®, received 510(k) clearance in late 2015. In February 2017, MightySat™ Rx with the RRp™ measurement received CE Mark, but is not currently available for sale in the U.S.
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

(6)
utilize our customer base and OEM relationships to market our rainbow SET™ products incorporating our licensed rainbow® technology, as well as our other non-invasive specialty products including O3®, SedLine® and NomoLine® monitoring; and

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
Cercacor Laboratories, Inc.
Cercacor Laboratories, Inc. (Cercacor) is an independent entity spun off from us to our stockholders in 1998. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor. We are a party to a cross-licensing agreement with Cercacor, which was amended and restated effective January 1, 2007 (the Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. See Notes 3 and 4 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to Cercacor.
Stock Repurchase Program
In September 2015, our board of directors (Board) authorized a stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. As of April 1, 2017, approximately 2.9 million shares remained authorized for repurchase under this program.
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

Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended
	April 1, 2017	Percentage of Revenue	April 2, 2016	Percentage of Revenue
Revenue:
Product	$178,097	95.6%	$163,290	95.4%
Royalty	8,205	4.4	7,877	4.6
Total revenue	186,302	100.0	171,167	100.0
Cost of goods sold	62,168	33.4	56,954	33.3
Gross profit	124,134	66.6	114,213	66.7
Operating expenses:
Selling, general and administrative	65,572	35.2	62,511	36.5
Research and development	15,367	8.2	14,365	8.4
Total operating expenses	80,939	43.4	76,876	44.9
Operating income	43,195	23.2	37,337	21.8
Non-operating income (expense)	874	0.5	498	0.3
Income before provision for income taxes	44,069	23.7	37,835	22.1
(Benefit) provision for income taxes	(1,265)	(0.7)	10,258	6.0
Net income	$45,334	24.3%	$27,577	16.1%
Comparison of the Three Months ended April 1, 2017 to the Three Months ended April 2, 2016
Revenue. Total revenue increased $15.1 million, or 8.8%, to $186.3 million for the three months ended April 1, 2017 from $171.2 million for the three months ended April 2, 2016. The following table details our total product revenues by the geographic area to which the products were shipped for each of the three month periods ended April 1, 2017 and April 2, 2016 (dollars in thousands):

	Three Months Ended
	April 1, 2017		April 2, 2016		Increase/ (Decrease)	Percentage Change
United States	$124,683	70.0%	$113,505	69.5%	$11,178	9.8%
Europe, Middle East and Africa	30,502	17.1	31,970	19.6	(1,468)	(4.6)
Asia and Australia	16,735	9.4	13,582	8.3	3,153	23.2
North and South America (excluding United States)	6,177	3.5	4,233	2.6	1,944	45.9
Total product revenue	$178,097	100.0%	$163,290	100.0%	$14,807	9.1%
Royalty	8,205		7,877		328
Total Revenue	$186,302		$171,167		$15,135	8.8%
Product revenue increased $14.8 million or 9.1%, to $178.1 million for the three months ended April 1, 2017 from $163.3 million for the three months ended April 2, 2016. This increase was primarily due to higher sales of consumables and monitors. This increase in product revenue was partially offset by the impact of approximately $0.7 million related to unfavorable movements in foreign exchange rates from the prior year period that reduced the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies, primarily in Europe. We estimate that our installed base of circuit boards and pulse oximeters increased to approximately 1,525,000 units at April 1, 2017 as compared to 1,438,000 units at April 2, 2016.

Product revenue generated through our direct and distribution sales channels increased $14.0 million, or 9.9%, to $154.9 million for the three months ended April 1, 2017, compared to $140.9 million for the three months ended April 2, 2016. Revenues from our OEM channel increased $0.8 million, or 3.7%, to $23.2 million for the three months ended April 1, 2017 as compared to $22.3 million for the three months ended April 2, 2016. Total rainbow® product revenue decreased by $3.0 million, or 17.7%, to $13.9 million for the three months ended April 1, 2017, compared to $16.9 million for the three months ended April 2, 2016, primarily due to a $4.1 million decline in rainbow orders from a large international customer from the prior year period.
Royalty primarily consists of royalties received from Medtronic plc (Medtronic, formerly Covidien Ltd.) related to its U.S. sales pursuant to the terms of our settlement agreement.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the three months ended April 1, 2017 and April 2, 2016 was as follows (dollars in thousands):

	Three Months Ended
	April 1, 2017	Gross Profit Percentage	April 2, 2016	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product gross profit	$115,929	65.1%	$106,336	65.1%	$9,593	9.0%
Royalty gross profit	8,205	100.0	7,877	100.0	328	4.2
Total gross profit	$124,134	66.6%	$114,213	66.7%	$9,921	8.7%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $5.2 million for the three months ended April 1, 2017 compared to the three months ended April 2, 2016, primarily due to the increase in our product revenues and the mix of products sold. Product gross margins of 65.1% for the three months ended April 1, 2017 were consistent with product gross margins for the three months ended April 2, 2016.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended April 1, 2017 and April 2, 2016 were as follows (dollars in thousands):

Selling, General and Administrative
Three Months Ended April 1, 2017	Percentage of Net Revenues	Three Months Ended April 2, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$65,572	35.2%	$62,511	36.5%	$3,061	4.9%
Selling, general and administrative expenses increased $3.1 million, or 4.9%, for the three months ended April 1, 2017 compared to the three months ended April 2, 2016. This increase was primarily attributable to higher payroll and employee-related expenses of approximately $3.5 million, higher occupancy costs of approximately $0.6 million and higher marketing-related expenses of $0.5 million, which were partially offset by approximately $2.0 million of lower legal fees. Stock-based compensation expense of approximately $2.1 million and $2.2 million was included in selling, general and administrative expenses for the three months ended April 1, 2017 and April 2, 2016, respectively.
Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended April 1, 2017 and April 2, 2016 were as follows (dollars in thousands):

Research and Development
Three Months Ended April 1, 2017	Percentage of Net Revenues	Three Months Ended April 2, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$15,367	8.2%	$14,365	8.4%	$1,002	7.0%

Research and development expenses increased $1.0 million, or 7.0%, for the three months ended April 1, 2017 compared to the three months ended April 2, 2016, primarily due to higher project expenses and payroll-related costs of approximately $0.6 million and $0.4 million, respectively. Included in research and development expenses was approximately $0.7 million of stock-based compensation expense for each of the three month periods ended April 1, 2017 and April 2, 2016.
Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange losses. Non-operating income for the three months ended April 1, 2017 and April 2, 2016 was as follows (dollars in thousands):

Non-operating Income
Three Months Ended April 1, 2017	Percentage of Net Revenues	Three Months Ended April 2, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$874	0.5%	$498	0.3%	$376	75.5%
Non-operating income increased by $0.4 million for the three months ended April 1, 2017 compared to the three months ended April 2, 2016. Non-operating income for the three months ended April 1, 2017 consisted of approximately $0.6 million of net realized and unrealized gains on foreign currency denominated transactions and approximately $0.3 million in net interest income. Non-operating income for the three months ended April 2, 2016 related primarily to interest expense of approximately $0.7 million of net interest expense, which was offset by approximately $0.9 million of net realized and unrealized gains on foreign currency denominated transactions and a $0.3 million gain resulting from our deconsolidation of Cercacor. See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the deconsolidation of Cercacor.
(Benefit) Provision for Income Taxes. Our provision for income taxes for the three months ended April 1, 2017 and April 2, 2016 was as follows (dollars in thousands):

(Benefit) Provision for Income Taxes
Three Months Ended April 1, 2017	Percentage of Net Revenues	Three Months Ended April 2, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(1,265)	(0.7)%	$10,258	6.0%	$(11,523)	(112.3)%
For the three months ended April 1, 2017, we recorded a benefit for income taxes of approximately $1.3 million, or an effective tax benefit rate of 2.9%, as compared to a provision for income taxes of approximately $10.3 million, or an effective tax rate of 27.1%, for the three months ended April 2, 2016. The benefit for income taxes for the three months ended April 1, 2017 resulted primarily from a discrete tax benefit of approximately $15.1 million related to excess tax benefits realized from stock-based compensation pursuant to Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which substantially exceeded the discrete tax benefit of approximately $1.0 million recorded for such excess tax benefits during the three months ended April 2, 2016. Partially offsetting this discrete tax benefit was an increase in our effective tax rate resulting from differences in our expected fiscal 2017 geographic composition of our pre-tax income compared to our expected fiscal 2016 geographic composition as of April 2, 2016.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, funds expected to be generated from operations and funds available under our revolving credit agreement. At April 1, 2017, we had approximately $353.6 million in working capital and approximately $343.8 million in cash and cash equivalents as compared to approximately $286.9 million in working capital and approximately $306.0 million in cash and cash equivalents at December 31, 2016. We carry cash equivalents at cost that approximates fair value. We currently do not maintain an investment portfolio but have the ability to invest in various security holdings, types and maturities that meet credit quality standards in accordance with our investment guidelines.
As of April 1, 2017, we had cash totaling $170.6 million held outside of the U.S., of which approximately $18.1 million was accessible without additional tax cost and approximately $152.5 million was accessible at an incremental estimated tax cost of approximately $46.1 million. In managing our day-to-day liquidity and capital structure, we do not rely on foreign earnings as a source of funds. We currently have sufficient funds on-hand and available under our line of credit to fund our domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes with respect to any such repatriation.

Our Amended and Restated Credit Agreement (Restated Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, Bank of America, N.A., as Syndication Agent and a Lender, Citibank, N.A., as Documentation Agent and a Lender, and various other Lenders (collectively, the Lenders) provides for up to $250.0 million in borrowings in multiple currencies, with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity to up to $550.0 million in the future. The Restated Credit Facility also provides for a sublimit of up to $50.0 million for the issuance of letters of credit and a sublimit of $125.0 million in specified foreign currencies. All unpaid principal under the Restated Credit Facility will become due and payable on January 8, 2021. See Note 10 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Cash Flows
The following table summarizes our cash flows (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Net cash provided by (used in):
Operating activities	$15,448	$18,803
Investing activities	(5,227)	(6,860)
Financing activities	27,221	(5,214)
Effect of foreign currency exchange rates on cash	413	855
(Decrease) increase in cash and cash equivalents	$37,855	$7,584
Operating Activities. Cash provided by operating activities was approximately $15.4 million for the three months ended April 1, 2017, arising primarily from net income of $45.3 million. Non-cash activity included depreciation and amortization of $4.7 million and stock-based compensation of $2.9 million. In addition, during the three months ended April 1, 2017, accounts payable and contract related payables increased by $1.5 million and $2.7 million, respectively, both due to the timing of payments, and deferred revenue increased by $2.6 million. These sources of cash were primarily offset by other changes in operating assets and liabilities, including a decrease in accrued compensation and income taxes payable of $19.1 million and $4.8 million, respectively, due to the timing of related payments, and increases in deferred cost of goods sold of $8.2 million and inventory of $7.7 million.
Cash provided by operating activities was approximately $18.8 million for the three months ended April 2, 2016, arising primarily from net income of $27.6 million. Non-cash activity included depreciation and amortization of $4.1 million, stock-based compensation of $3.0 million and an increase in deferred income taxes of $2.7 million. In addition, deferred revenue increased by $5.4 million. These sources of cash were primarily offset by other changes in operating assets and liabilities related to a decrease in accrued compensation of $12.6 million due to the timing of related payments, and an increase in accounts receivable of $12.3 million due to the timing of collections.
Investing Activities. Cash used in investing activities for the three months ended April 1, 2017 was $5.2 million, consisting primarily of $4.4 million for purchases of property and equipment. Cash used in investing activities for the three months ended April 2, 2016 was $6.9 million, consisting of $5.3 million for purchases of property and equipment, $0.8 million of intangible assets related to capitalized patent and trademark costs and $0.8 million related to the deconsolidation of Cercacor. See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of Cercacor.
Financing Activities. Cash provided by financing activities for the three months ended April 1, 2017 was $27.2 million, primarily driven by proceeds from the issuance of common stock (upon exercise of options) totaling $27.3 million. Cash used in financing activities for the three months ended April 2, 2016 was $5.2 million, primarily resulting from common stock repurchase transactions during the quarter totaling $47.7 million, offset by net borrowings under our Restated Credit Facility of $40.0 million and proceeds from the issuance of common stock (upon exercise of options) totaling $2.6 million.
Capital Resources and Prospective Capital Requirements
As of April 1, 2017, we did not have any outstanding loan draws and $0.3 million in outstanding letters of credit under our Restated Credit Facility, leaving available borrowing capacity of $249.7 million. We also had outstanding capital lease obligations of $0.1 million related primarily to office and computer equipment. We had no other debt obligations and were in compliance with all bank covenants.

In September 2015, the Board authorized a stock repurchase program for the repurchase of up to 5.0 million shares of our common stock over a period of up to three years. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions.  As of April 1, 2017, approximately 2.9 million shares remained authorized for repurchase under this stock repurchase program. For additional information regarding our stock repurchase program, see Note 12 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we engaged in these relationships. As of April 1, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of net revenues, expenses, assets and liabilities. We regularly evaluate our estimates and assumptions related to our critical accounting policies, including revenue recognition and deferred revenue, inventory and related reserves for excess or obsolete inventory, allowance for doubtful accounts, stock-based compensation, goodwill, deferred taxes and related valuation allowances, uncertain tax positions, tax contingencies, litigation costs and loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. Changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact on our condensed consolidated financial statements and future results of operations may be material. For a description of our critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 15, 2017. There have been no material changes to any of our critical accounting policies during the three months ended April 1, 2017.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuations in interest expense is limited to interest associated with our outstanding capital lease arrangements, which have fixed interest rates, and any borrowings under our Restated Credit Facility and any amendments thereto. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at April 1, 2017. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.
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
Our primary foreign currency exchange rate exposures are with the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound, Mexican Peso and Australian Dollar, against the U.S. Dollar. Foreign currency exchange rates have experienced significant movements recently, particularly when compared to the same prior year period, and such volatility may continue in the future. Specifically, during the three months ended April 1, 2017, we estimate that changes in the exchange rates of the U.S. Dollar, relative primarily to the Euro and British Pound, unfavorably impacted our revenues by $0.7 million when compared to foreign exchange rates from the prior year period. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of a 10% change in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
There has been no change in our internal control over financial reporting during the quarter ended April 1, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 14 to the condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
Before you decide to invest or maintain an interest in our common stock, you should consider carefully the risks described below, which have been updated since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (SEC) on February 15, 2017, together with the other information contained in this Quarterly Report on Form 10-Q, and any recent Current Reports on Form 8-K. We believe the risks described below are the risks that are material to us as of the date of this Quarterly Report on Form 10-Q. Other risks and uncertainties, including those not presently known to us or that we do not currently consider material, may also impair our business operations. If any of the following risks comes to fruition, our business, financial condition, results of operations and growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment or interest.
Risk factors marked with an asterisk (*) below include a substantive change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 15, 2017.
Risks Related to Our Revenues
We currently derive the majority of our revenue from our Masimo SET® platform, Masimo rainbow SET™ platform and related products. If these technologies and related products do not continue to achieve market acceptance, our business, financial condition and results of operations would be adversely affected.
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

*Some of our products are in development or have been recently introduced into the market and may not achieve market acceptance, which could limit our growth and adversely affect our business, financial condition and results of operations.
Products that we have introduced into the market in recent years may not be accepted in the market. In general, our recent noninvasive measurement technologies are considered disruptive. These recent technologies have performance levels that we believe are acceptable for many clinical environments but may be insufficient in others. In addition, these technologies may perform better in some patients and settings than others. Over time, we hope to continue to improve the performance of these technologies and educate the clinical community on how to properly evaluate them. If we are successful in these endeavors, we expect these technologies will become more useful in more environments and will become more widely adopted. While this is the adoption pattern experienced historically with other new noninvasive measurements, such as regional oximetry, we are unable to guarantee that such adoption pattern will apply to our recent and future technologies.
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
*Our ability to commercialize new products, new or improved technologies and additional applications for Masimo SET® and our licensed rainbow® technology is limited to certain markets by our Cross-Licensing Agreement with Cercacor Laboratories, Inc. (Cercacor), which may impair our growth and adversely affect our business, financial condition and results of operations.
We are party to a cross-licensing agreement with Cercacor, which has been amended several times, most recently in an Amended and Restated Cross-Licensing Agreement, effective January 1, 2007 (the Cross-Licensing Agreement). Under the Cross-Licensing Agreement, we granted Cercacor:

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
The medical device industry is intensely competitive and is significantly affected by new product introductions and other market activities of industry participants. A number of our competitors have substantially greater capital resources, larger product portfolios, larger customer bases, larger sales forces and greater geographic presence, have established stronger reputations with specific customers, and have built relationships with Group Purchasing Organizations (GPOs) that may be more effective than ours. Our Masimo SET® platform faces additional competition from companies developing products for use with third-party monitoring systems, as well as from companies that currently market their own pulse oximetry monitors. In addition, competitors with larger product portfolios than ours may offer increased discounts to hospitals that purchase their requirements for a variety of different products from the competitor, including products that we do not offer.
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
These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. For the three months ended April 1, 2017 and April 2, 2016, shipments of our pulse oximetry products to customers that are members of GPOs represented approximately $99.7 million and $91.9 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
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
*Inadequate levels of coverage or reimbursement from governmental or other third-party payers for our products, or for procedures using our products, may cause our revenue to decline.
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
We do not control payor decision-making with respect to coverage and payment levels for our products. Additionally, we expect many payors to continue to explore cost-containment strategies (e.g., comparative and cost-effectiveness analyses, so-called ”pay-for-performance” programs implemented by various public government health care programs and private third-party payors, and expansion of payment bundling initiatives, and other such methods that shift medical cost risk to providers) that may potentially impact coverage and/or payment levels for our current products or products we develop in the future.
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
We have a concentration of OEM, distribution and direct customers. We cannot provide any assurance that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results. For the three months ended April 1, 2017 and April 2, 2016, we had sales through two just-in-time distributors, which in total represented approximately 25.9% and 27.2% of our total revenue, respectively.
Our sales could also be negatively affected by any rebates, discounts or fees that are required by, or offered to, GPOs and customers, including wholesalers or distributors. Additionally, some of our just-in-time distributors have been demanding higher fees, which we may be forced to pay in order to continue to offer products to our customers or which may force us to distribute our products directly to our customers. The loss of any large customer or distributor, or an increase in distributor fees, could have a material adverse effect on our business, financial condition and results of operations.
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
We believe that the success of our business depends, in significant part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. We were previously involved in significant litigation to protect our patent positions related to some of our pulse oximetry signal processing patents that resulted in various settlements in 2006, 2015 and 2016, and may be required to engage in litigation to protect our intellectual property in the future. Our ongoing and future litigation could result in significant additional costs and further divert the attention of our management and key personnel from our business operations and the implementation of our business strategy and may not be adequate to protect our intellectual property rights.
Risks Related to Our Regulatory Environment
*Our failure to obtain and maintain FDA clearances or approvals on a timely basis, or at all, would prevent us from commercializing our current or upgraded products in the U.S., which could severely harm our business.
Each medical device that we wish to market in the U.S. generally must first undergo premarket review by the FDA and receive clearance or approval pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA) by receiving clearance of a 510(k) premarket notification, receiving clearance through the de novo review process, or obtaining approval of a premarket approval (PMA) application. Even if regulatory clearance or approval of a product is granted, the FDA may clear or approve our products only for limited indications for use, which would limit our ability to market the product to only such indications for use. We cannot guarantee that the FDA will grant 510(k) clearance on a timely basis, if at all, for new products or uses that we propose for Masimo SET® or licensed rainbow® technology. The traditional FDA 510(k) clearance process for our products has generally taken between three to six months. However, our more recent experience and interactions with the FDA, along with information we have received from other medical device manufacturers, suggests that, in some cases, the FDA is requiring applicants to provide additional or different information and data for 510(k) clearance than it had previously required; and that the FDA may not rely on approaches that it had previously accepted to support 510(k) clearance. These changes could lead to more review cycles or to decisions by the FDA that our products are not substantially equivalent or require greater amounts of information to demonstrate substantial equivalence. As a result, we have experienced lengthier FDA 510(k) review periods over the past few years, which have delayed the 510(k) clearance process for our products.
To support our product applications to the FDA, we frequently are required to conduct clinical testing of our products. Such clinical testing must be conducted in compliance with FDA requirements pertaining to human research. Among other requirements, we must obtain informed consent from human subjects and approval by institutional review boards before such studies may begin. We must also comply with other FDA requirements such as monitoring, record-keeping, reporting and the submission of information regarding certain clinical trials to a database maintained by the National Institutes of Health. In addition, depending on the risk posed by a study, we may be required to obtain the FDA’s approval of the study under an Investigational Device Exemption (IDE). Compliance with these requirements can require significant time and resources and if the FDA determines that we have not complied with such requirements, it may refuse to consider the data to support our applications or initiate enforcement actions.
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

In 2013, the FDA inspected our facility in Irvine, California and issued an FDA Form 483 listing observations the investigator believed may constitute violations of statutes or regulations administered by the FDA, including observations relating to complaint handling, medical device reporting and corrective and preventative action (CAPA) procedures. In 2014, the FDA also inspected our facility in Mexicali, Mexico and issued a Form 483 listing observations relating to our CAPA procedures, documentation practices associated with our device history records and procedures for employee training. We submitted responses to both Form 483s. In August 2014, we received from the FDA a final inspection report closing out the Mexicali inspection and a warning letter (the Warning Letter) related to the Irvine inspection. We submitted a response (the Response Letter) to the Warning Letter and attended a regulatory meeting with the FDA in September 2014. At the meeting, in addition to discussing our Response Letter, the FDA raised issues beyond the scope of the Warning Letter in the areas of Good Manufacturing Practices, quality, bioresearch monitoring and labeling/promotion. Although the FDA has yet to close out the Warning Letter, in January 2016, the FDA issued certificates to foreign governments (CFGs) for products manufactured in our Irvine, California facility, which allows us to continue to register and import products into certain countries that require CFGs. We do not know what further actions, if any, the FDA will take in connection with these issues. If we are unable to resolve the issues raised by the FDA, our business, financial condition and results of operations could be adversely affected.

In addition to the FDA, from time to time we are subject to inspections by the California Food and Drug Branch, international regulatory authorities, and other similar governmental agencies. The standards used by these regulatory authorities are complex and may differ from those used by the FDA.
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
The FDA and similar foreign governmental authorities have the authority to require the recall of our commercialized products in the event of material deficiencies or defects in, for example, design, labeling or manufacture. In the case of the FDA, the authority to require a recall generally must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found or they become aware of a safety issue involving a marketed product. A government-mandated or voluntary recall by us or by one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues.
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
Obtaining 510(k) clearance permits us to promote our products for the uses cleared by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products off-label because the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. While we may request additional cleared indications for our current products, the FDA may deny those requests, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any cleared product as a condition of clearance. If the FDA determines that we or our OEM partners have promoted our products for off-label use or have made false or misleading or inadequately substantiated promotional claims, it could request that we or our OEM partners modify those promotional materials or take regulatory or enforcement actions, including the issuance of an untitled letter, warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities may take action if they consider our promotional or training materials, or other communications, to constitute promotion of an uncleared or unapproved use. Although, depending on the facts and circumstances, such promotion might be protected speech under the First Amendment to the U.S. Constitution, we cannot be sure that government authorities or a court would accept such an argument. If not successfully defended, enforcement actions related to off-label promotion could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In any such event, in addition to potential extensive fines and penalties, our reputation could be damaged and adoption of our products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could conclude that we have engaged in off-label promotion.
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
In addition, the requirements or restrictions imposed on us or our products may change, either as a result of administratively adopted policies or regulations or as a result of the enactment of new laws. Moreover, there have been recent U.S. Congressional actions to repeal and replace the Affordable Care Act and Medicare, and future actions are expected. Even if the Affordable Care Act is not amended or repealed, proposed changes impacting implementation or existing provisions of the Affordable Care Act could materially and adversely affect our financial position or operations. Although we cannot predict the ultimate content or timing of any healthcare reform legislation, potential changes resulting from any amendment, repeal or replacement of these programs, including any reduction in the future availability of healthcare insurance benefits or reimbursement rates, could adversely affect our business and future results of operations.
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
Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that, as of April 1, 2017, a number of our stockholders, including certain of our directors and executive officers, continue to own shares of Cercacor stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.
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
*We may experience significant fluctuations in our quarterly and annual results in the future, we may not maintain our current levels of profitability, and changes to existing accounting pronouncements or taxation rules may affect how we conduct our business and our results of operations.
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
*Our results of operations could be harmed if we fail to effectively manage our growth or, alternatively, our spending during economic downturns.
Our ability to offer our products and implement our business plan in evolving markets successfully requires an effective planning and management process. We must effectively manage our spending and operations to ensure our competitive position during economic downturns, and must preserve our future opportunities when the economy improves. A failure to manage our spending and operations effectively could disrupt our business and harm our operating results. A growth in sales, combined with the challenges of managing geographically dispersed operations, can place a significant strain on our management systems and resources, and growth in future operations could continue to place such a strain. The failure to manage our growth effectively could disrupt our business and harm our operating results.
*Our results of operations could vary as a result of the methods, estimates and judgments that we use in applying our accounting policies.
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. See “Critical Accounting Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we filed with the SEC on February 15, 2017.
*Our 2007 Stock Incentive Plan will terminate in August 2017 and the failure to obtain necessary stockholder approval of a new equity plan could adversely affect our recruitment and retention of management and other key personnel. If we lose the services of our key personnel, or if we are unable to attract and retain other key personnel, we may not be able to manage our operations or meet our growth objectives.
In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package that includes equity-based compensation. Our performance and success depends on attracting, motivating and retaining executive talent, key engineers, sales representatives, clinical specialists and other key personnel. Competition for qualified personnel in our industry is significant. As competition for senior management, engineers and field sales personnel intensifies, we may not be able to retain our personnel without certain equity-based incentive compensation plans. Our sole equity incentive plan, the 2007 Stock Incentive Plan (the 2007 Plan), will terminate in August 2017, at which time we will no longer be able to issue any new equity awards pursuant to the 2007 Plan. Under the rules of The NASDAQ Stock Market LLC, any new equity incentive plan must be approved by our stockholders. Our Board of Directors (Board) has adopted a new equity incentive plan which has been submitted to our stockholders for approval at our 2017 annual meeting of stockholders. There can be no assurance that our stockholders will approve the new equity plan adopted by our Board, and our recruitment and retention efforts may be adversely affected by our inability to compete for qualified candidates in a highly competitive market, and we may experience difficulty in implementing our business strategy.
In addition, we are highly dependent on our senior management, especially Joe Kiani, our Chief Executive Officer, and other key officers. We are also heavily dependent on our engineers and field sales team, including sales representatives and clinical specialists. Additionally, from time to time, some of our key personnel may hold stock options with an exercise price that is greater than our recent closing prices, which may minimize the retention value of these options. The loss of the services of members of our key personnel or the inability to attract and retain qualified personnel in the future could prevent the implementation and completion of our objectives, including the development and introduction of our products. In general, our key personnel may terminate their employment at any time and for any reason without notice, unless the individual is a participant in our 2007 Severance Protection Plan, in which case the individual has agreed to provide us with six months notice if such individual decides to voluntarily resign.

*Changes to government immigration regulations may materially affect our workforce and limit our supply of qualified professionals, or increase our cost of securing workers.
We recruit professionals on a global basis and must comply with the immigration laws in the countries in which we operate, including the U.S. Some of our employees are working under Masimo-sponsored temporary work visas, including H1-B visas. The H-1B visa classification enables U.S. employers to hire certain qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as engineering. Statutory law limits the number of new H1-B temporary work permit petitions that may be approved in a fiscal year, and if we are unable to obtain H1-B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected.
The subject of H1-B visas has recently become a topic of political discussion, and there are indications that the H1-B visa program may be significantly overhauled. If a new or revised visa program is implemented, there could be elements of any new or revised visa program that may impact our ability to recruit, hire and retain qualified skilled personnel, which could adversely impact our business, operating results and financial condition.
*The risks inherent in operating internationally and the risks of selling and shipping our products and purchasing our components and products internationally may adversely impact our business, financial condition and results of operations.
We derive a portion of our net sales from international operations. For the three months ended April 1, 2017 and April 2, 2016, approximately 30.0% and 30.5%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we could be exposed to potentially significant penalties if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.
In June 2016, the United Kingdom (UK) held a referendum pursuant to which voters elected to leave the EU, commonly referred to as Brexit. As a result of UK voters’ election to leave the EU, the British government is expected to begin negotiating the terms of the UK’s future relationship with the EU. Although the long-term effects of Brexit will depend on any agreements the UK makes to retain access to the EU markets, Brexit has created additional uncertainties that may ultimately result in new regulatory costs and challenges for medical device companies and increased restrictions on imports and exports throughout Europe, which could adversely affect our ability to conduct and expand our operations in Europe and which may have an adverse effect on our business, financial condition and results of operations. Additionally, Brexit may increase the possibility that other countries may decide to leave the EU in the future.
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
Additionally, the laws and regulations regarding product liability are constantly evolving, both through the passage of new legislation at the state and federal levels and through new interpretations of existing legislation. For example, in February 2017, the Washington Supreme Court determined that, under the Washington Product Liability Act, medical device manufacturers have a duty to warn hospitals of any potential risks posed by their products. As the legal and regulatory landscape surrounding product liability change, we may become exposed to greater liability than currently anticipated.
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
We have acquired six businesses since our inception and we may acquire additional businesses in the future, which may be larger in magnitude than our previous acquisitions. Successful acquisitions depend upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. Even if we complete acquisitions, we may experience:

•	payment of above-market prices for acquisitions and incurring higher than anticipated acquisition costs;

•
a need to issue shares of common stock as part of the acquisition price or a need to issue stock options or other equity to newly-hired employees of target companies, resulting in dilution of ownership to our existing stockholders;

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
In addition, an acquisition could materially impair our operating results by causing us to incur debt or requiring us to amortize acquisition expenses and acquired assets. We may also discover deficiencies in internal controls, data adequacy and integrity, product quality, regulatory compliance and product liabilities that we did not uncover prior to our acquisition of such businesses, which could result in us becoming subject to penalties or other liabilities. If we do not achieve the anticipated benefits of an acquisition as rapidly as expected, or at all, investors or analysts may not perceive the same benefits of the acquisition as we do. If these risks materialize, our stock price could be materially adversely affected. Any difficulties in the integration of acquired businesses or unexpected penalties or liabilities in connection with such businesses could have a material adverse effect on our business, financial condition and results of operations.

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
In addition, under our Restated Credit Facility, we are required to satisfy and maintain specified financial ratios and other affirmative covenants. Our ability to meet those financial ratios and affirmative covenants could be affected by events beyond our control and, therefore, we cannot be assured that we will be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under the Restated Credit Facility. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the Restated Credit Facility immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. As of April 1, 2017, we had no amounts outstanding under the Restated Credit Facility and were in compliance with all applicable covenants.
Risks Related to Our Stock
*Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From January 3, 2017 to April 1, 2017, our closing stock price ranged from $67.40 to $96.47 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
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
As of April 1, 2017, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 13.0% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and Board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
*You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options, vesting of outstanding restricted stock units (RSUs) or the grant of future equity awards by us.
As of April 1, 2017, approximately 16.1 million shares of our common stock were reserved for future issuance under our two equity incentive plans, approximately 7.6 million of which were subject to options outstanding as of that date at a weighted-average exercise price of $29.22 per share and approximately 2.7 million of which were subject to outstanding RSUs. Over the past 12 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs vest, our existing stockholders may incur dilution. We rely on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.
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
In September 2015, our Board authorized a stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. As of April 1, 2017, approximately 2.9 million shares remained available for repurchase under this program. Any repurchase of our common stock will be at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. In addition, under certain circumstances, our Restated Credit Facility may limit or restrict our ability to repurchase our stock. In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our Board may modify or amend our stock repurchase program at any time at its discretion without stockholder approval.
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

MASIMO CORPORATION

Date: May 3, 2017	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: May 3, 2017	By:	/s/ MARK P. DE RAAD
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.1)
3.2	(2)	Amended and Restated Bylaws adopted on October 20, 2011 (Exhibit 3.2)
4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)
4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999, between Masimo Corporation and certain of its stockholders (Exhibit 4.2)
4.3#	(3)	Masimo Retirement Savings Plan (Exhibit 4.7)
12.1*		Statement Regarding the Computation of Ratio of Earnings to Fixed Charges
31.1*		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*		Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*		Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of April 1, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three months ended April 1, 2017 and April 2, 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 1, 2017 and April 2, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2017 and April 2, 2016, and (v) Notes to Condensed Consolidated Financial Statements.
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