Form 10-Q
period 2017-07-01
MASIMO CORP
filed 2017-08-02
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of July 1, 2017
Common stock, $0.001 par value	51,940,147

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JULY 1, 2017

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	July 1, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$331,448	$305,970
Accounts receivable, net of allowance for doubtful accounts of $1,460 and $1,698 at July 1, 2017 and December 31, 2016, respectively.	104,159	101,667
Inventories	88,458	72,542
Other current assets	41,929	27,048
Total current assets	565,994	507,227
Deferred cost of goods sold	93,936	79,948
Property and equipment, net	137,723	135,996
Intangible assets, net	28,099	29,376
Goodwill	20,388	19,780
Deferred tax assets	39,012	38,975
Other non-current assets	10,516	9,223
Total assets	$895,668	$820,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$38,270	$34,334
Accrued compensation	31,871	43,180
Accrued and other current liabilities	36,677	104,654
Deferred revenue	38,526	38,198
Total current liabilities	145,344	220,366
Deferred revenue	24,652	25,336
Other non-current liabilities	16,268	14,587
Total liabilities	186,264	260,289
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at July 1, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 51,940 and 50,188 shares issued and outstanding at July 1, 2017 and December 31, 2016, respectively	52	50
Treasury stock, 14,255 shares at July 1, 2017 and December 31, 2016	(404,276)	(404,276)
Additional paid-in capital	436,549	382,263
Accumulated other comprehensive loss	(4,161)	(7,027)
Retained earnings	681,240	589,226
Total stockholders’ equity	709,404	560,236
Total liabilities and stockholders’ equity	$895,668	$820,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenue:
Product	$182,802	$164,607	$360,899	$327,897
Royalty and other revenue	10,131	8,029	18,336	15,906
Total revenue	192,933	172,636	379,235	343,803
Cost of goods sold	64,496	57,501	126,664	114,455
Gross profit	128,437	115,135	252,571	229,348
Operating expenses:
Selling, general and administrative	66,377	63,888	131,949	126,399
Research and development	15,192	14,818	30,559	29,183
Total operating expenses	81,569	78,706	162,508	155,582
Operating income	46,868	36,429	90,063	73,766
Non-operating income	158	471	1,032	969
Income before provision for income taxes	47,026	36,900	91,095	74,735
Provision (benefit) for income taxes	346	6,877	(919)	17,135
Net income	$46,680	$30,023	$92,014	$57,600

Net income per share:
Basic	$0.90	$0.61	$1.80	$1.17
Diluted	$0.83	$0.57	$1.65	$1.10

Weighted-average shares used in per share calculations:
Basic	51,677	49,256	51,164	49,340
Diluted	56,173	52,703	55,867	52,404
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$46,680	$30,023	$92,014	$57,600
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,300	(1,209)	2,866	190
Comprehensive income	$48,980	$28,814	$94,880	$57,790
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	July 1, 2017	July 2, 2016
Cash flows from operating activities:
Net income	$92,014	$57,600
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,462	8,132
Stock-based compensation	6,142	6,204
Loss on disposal of property, equipment and intangibles	365	401
Gain on deconsolidation of variable interest entity	—	(273)
Provision for doubtful accounts	(193)	(51)
Provision for deferred income taxes	—	5,001
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,094)	(3,739)
Increase in inventories	(15,554)	(297)
Increase in other current assets	(14,694)	(7,462)
Increase in deferred cost of goods sold	(13,700)	(1,566)
Increase in other non-current assets	(1,288)	(6,596)
Increase in accounts payable	3,139	7,943
Decrease in accrued compensation	(11,679)	(3,937)
Decrease in accrued liabilities	(67,641)	(13,807)
Increase in deferred revenue	327	5,263
Increase in other non-current liabilities	985	3,875
Net cash (used in) provided by operating activities	(14,409)	56,691
Cash flows from investing activities:
Purchases of property and equipment, net	(8,512)	(10,734)
Increase in intangible assets	(1,574)	(1,349)
Reduction in cash resulting from deconsolidation of variable interest entity	—	(763)
Net cash used in investing activities	(10,086)	(12,846)
Cash flows from financing activities:
Borrowings under line of credit	—	45,000
Repayments on line of credit	—	(55,000)
Debt issuance costs	—	(621)
Repayments of capital lease obligations	(70)	(69)
Proceeds from issuance of common stock	48,218	18,997
Repurchases of common stock	—	(68,218)
Net cash provided by (used in) financing activities	48,148	(59,911)
Effect of foreign currency exchange rates on cash	1,825	(196)
Net increase in cash and cash equivalents	25,478	(16,262)
Cash and cash equivalents at beginning of period	305,970	132,317
Cash and cash equivalents at end of period	$331,448	$116,055
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (fiscal year 2016), filed with the SEC on February 15, 2017. The results for the six months ended July 1, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 30, 2017 (fiscal year 2017) or for any other interim period or for any future year.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by-contract basis. There were no transfers between Level 1, Level 2 and Level 3 inputs during the six months ended July 1, 2017. The Company carries cash and cash equivalents at cost, which approximates fair value. As of July 1, 2017 and December 31, 2016, the Company did not have any short-term investments or other financial assets that were required to be measured under the fair value hierarchy.
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
Intangible Assets
The Company’s policy is to renew its patents and trademarks. Total renewal costs for patents and trademarks for the six months ended July 1, 2017 and July 2, 2016 were $0.1 million and $0.3 million, respectively. As of July 1, 2017, the weighted-average number of years until the next renewal was one year for patents and six years for trademarks. Costs to renew patents and trademarks are capitalized and amortized over the remaining useful life of the intangible asset. The Company continually evaluates the amortization period and carrying basis of patents and trademarks to determine whether any events or circumstances warrant a revised estimated useful life or reduction in value. Capitalized application costs are charged to operations when it is determined that the patent or trademark will not be obtained or is abandoned.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
No impairment of goodwill, intangible assets or other long-lived assets was recorded during the three and six months ended July 1, 2017 and July 2, 2016.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
The majority of the Company’s royalty and other revenue arises from an agreement with Medtronic plc (Medtronic, formerly Covidien Ltd.) that provides for quarterly royalty payments to the Company based upon U.S. sales of certain Medtronic products. An estimate of these royalty revenues is recorded quarterly in the period earned based on the prior quarter’s historical results, adjusted for any new information or trends known to management at the time of estimation. This estimated revenue is adjusted prospectively when the Company receives the Medtronic royalty report, approximately sixty days after the end of the previous quarter. From time-to-time, the Company also recognizes revenue upon the achievement of pre-agreed milestones related to non-recurring engineering (NRE) services provided for certain OEM customers. Costs incurred by the Company related to these NRE services are generally deferred until such time that the milestones are achieved and the associated revenue is recognized.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Changes in the product warranty accrual were as follows (in thousands):

	Six Months Ended
	July 1, 2017	July 2, 2016
Warranty accrual, beginning of period	$910	$1,222
Accrual for warranties issued	606	521
Changes to pre-existing warranties (including changes in estimates)	(5)	(40)
Settlements made	(485)	(488)
Warranty accrual, end of period	$1,026	$1,215
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
The change in accumulated other comprehensive loss was as follows (in thousands):

Six Months Ended July 1, 2017
Accumulated other comprehensive loss, beginning of period	$(7,027)
Foreign currency translation adjustments	2,866
Accumulated other comprehensive loss, end of period	$(4,161)
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance share units (PSUs). For both the three and six months ended July 1, 2017, weighted options to purchase 0.1 million shares of common stock were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the three and six months ended July 2, 2016, weighted options to purchase less than 1.6 million and 1.4 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the three and six months ended July 1, 2017 and July 2, 2016, certain RSUs were considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of July 1, 2017 and July 2, 2016, 2.7 million weighted average shares related to such RSUs have been excluded from the calculation of potential shares.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

A reconciliation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$46,680	$30,023	$92,014	$57,600
Basic net income per share:
Weighted-average shares outstanding - basic	51,677	49,256	51,164	49,340
Net income per basic share	$0.90	$0.61	$1.80	$1.17
Diluted net income per share:
Weighted-average shares outstanding - basic	51,677	49,256	51,164	49,340
Diluted share equivalent: stock options and RSUs	4,496	3,447	4,703	3,064
Weighted-average shares outstanding - diluted	56,173	52,703	55,867	52,404
Net income per diluted share	$0.83	$0.57	$1.65	$1.10
Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Six Months Ended
	July 1, 2017	July 2, 2016
Cash paid during the year for:
Interest (net of amounts capitalized)	$321	$2,603
Income taxes	81,662	19,292
Noncash investing and financing activities:
Unpaid purchases of property, plant and equipment	$2,113	$1,168
Unsettled common stock proceeds from option exercises	237	187
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
Recently Issued Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, Compensation – Stock Compensation (Topic718) : Scope of Modification Accounting (ASU 2017-09). The new standard is intended to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Accounting Standards Codification (ASC) Topic 718 to a change to the terms or conditions of a share-based payment award. The amendments in this new standard provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply “modification accounting” to such changes. ASU 2017-09 will become effective for all entities for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (ASU 2017-04). The new standard is intended to eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, a goodwill impairment charge will be based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 is effective for annual and interim fiscal reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). The new standard requires lessees to recognize most leases on their balance sheets but continue to recognize lease expenses in their income statement in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expense related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. ASU 2016-02 is effective for annual and interim fiscal reporting periods beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the expected impact of this standard on its consolidated financial statements, but anticipates that, among other things, the required recognition of a lease liability and related right-of-use asset will significantly increase both the assets and liabilities recognized and reported on its balance sheet.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

In addition, the Company anticipates that the classification of certain leases for which the Company is the lessor may change under the new guidance, resulting in the immediate expensing of certain costs that are currently deferred and expensed over the life of the lease. The Company currently expects to complete its assessment of the full financial impact of the new lease accounting guidance during the next six to twelve months and has not yet finalized any decision related to the timing of adoption for this guidance.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, (ASU 2016-01). The new standard requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value in net income and (ii) changes in fair value due to instrument-specific credit risk be recognized separately in other comprehensive income when the fair value option has been elected for financial liabilities. ASU 2016-01 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017. The Company is currently evaluating the expected impact of this standard but does not expect it to have a material impact on its consolidated financial statements upon adoption.
In May 2014, the FASB issued ASU No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (ASU 2014-09). The new standard provides a single, principles-based five-step model to be applied to all contracts with customers while enhancing disclosures about revenue, providing additional guidance for transactions that were not previously addressed comprehensively and improving guidance for multiple-element arrangements. ASU 2014-09 will replace most existing revenue recognition guidance under GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method upon adoption. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which amended ASU 2014-09, providing for a one year deferral period for the implementation of ASU 2014-09. ASU 2014-09 will now be effective for annual and interim periods beginning on or after December 15, 2017. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations under FASB ASC Topic 606, which provides guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, which amended ASU 2014-09 by providing clarity in identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients, which further amended ASU 2014-09 by providing additional clarity in recognizing revenue from contracts that have been modified prior to the transition period to the new standard, as well as providing additional disclosure requirements for businesses and other organizations that make the transition to the new standard by adjusting amounts from prior reporting periods via retrospective application. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (ASU 2016-20). ASU 2016-20 affects narrow aspects of ASC Topic 606, including contract modifications, contract costs, and the balance sheet classification of items as contract assets versus receivables. The Company is continuing to evaluate the expected impact of the new revenue guidance contained in ASC Topic 606 on its consolidated financial statements and anticipates, among other things, that the adoption of such standard will result in the acceleration of certain revenue from product sales to distributors that is currently deferred under the “sell-through” method, as well as the capitalization and deferral of certain contract-related costs that are currently expensed when incurred. The Company currently expects to complete its assessment of the full financial impact of the new revenue recognition guidance, including the method of adoption, during the next three to five months and to adopt the guidance when it becomes effective for the Company on December 31, 2017 (fiscal year 2018).
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
4. Related Party Transactions
The Company’s Chairman and CEO is also the Chairman and CEO of Cercacor. The Company is a party to the following agreements with Cercacor:

•
Cross-Licensing Agreement - The Company and Cercacor are parties to the Cross-Licensing Agreement, which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Actual aggregate royalty liabilities to Cercacor under the license were $1.9 million and $1.6 million for the three months ended July 1, 2017 and July 2, 2016, respectively. Actual aggregate royalty liabilities to Cercacor under the license were $3.5 million and $3.1 million for the six months ended July 1, 2017 and July 2, 2016, respectively.

•
Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were less than $0.1 million for each of the three and six months ended July 1, 2017 and July 2, 2016.

•
Sublease Agreement - In March 2016, the Company entered into a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California (Cercacor Sublease). The Cercacor Sublease began on May 1, 2016 and expires on November 30, 2019. The Company recognized less than $0.1 million and $0.2 million in sublease income for the three and six months ended July 1, 2017, respectively. The Company recognized less than $0.1 million in sublease income for each of the three and six months ended July 2, 2016.

Net amounts due to Cercacor at each of July 1, 2017 and December 31, 2016 were $0.6 million and $0.4 million, respectively.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

5. Inventories
Inventories consist of the following (in thousands):

	July 1, 2017	December 31, 2016
Raw materials	$42,562	$32,647
Work-in-process	6,755	7,701
Finished goods	39,141	32,194
Total inventories	$88,458	$72,542
6. Other Current Assets
Other current assets consist of the following (in thousands):

	July 1, 2017	December 31, 2016
Prepaid income taxes	$16,493	$981
Prepaid expenses	12,941	13,051
Royalties receivable	8,000	7,500
Employee loans and advances	325	305
Due from related party	21	77
Other current assets	4,149	5,134
Total other current assets	$41,929	$27,048
7. Property and Equipment
Property and equipment, net, consists of the following (in thousands):

	July 1, 2017	December 31, 2016
Building and building improvements	$86,015	$85,966
Machinery and equipment	43,737	41,683
Land	23,762	23,762
Leasehold improvements	14,908	8,289
Computer equipment	14,199	13,549
Tooling	13,485	12,895
Furniture and office equipment	10,719	9,669
Demonstration units	467	448
Vehicles	45	45
Construction-in-progress	5,654	7,923
Total property and equipment	212,991	204,229
Accumulated depreciation and amortization	(75,268)	(68,233)
Property and equipment, net	$137,723	$135,996
For the six months ended July 1, 2017 and July 2, 2016, depreciation expense of property and equipment was $7.0 million and $6.3 million, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

8. Intangible Assets
Intangible assets, net, consist of the following (in thousands):

	July 1, 2017	December 31, 2016
Patents	$20,275	$19,950
Customer relationships	7,669	7,669
Licenses	7,500	7,500
Acquired technology	5,580	5,580
Trademarks	3,916	3,777
Capitalized software development costs	2,539	2,539
Other	3,680	3,674
Total intangible assets	51,159	50,689
Accumulated amortization	(23,060)	(21,313)
Intangible assets, net	$28,099	$29,376
Total amortization expense for the six months ended July 1, 2017 and July 2, 2016 was $2.5 million and $1.8 million, respectively. All of these intangible assets have a 10 year weighted average amortization period.

Estimated amortization expense for future fiscal years is as follows (in thousands):

Fiscal year	Amount
2017 (balance of year)	$5,244
2018	4,656
2019	3,574
2020	3,259
2021	2,482
Thereafter	8,884
Total	$28,099
9. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	July 1, 2017	December 31, 2016
Contract related payables	$14,522	$10,673
Income taxes payable	4,848	76,316
Accrued customer rebates, fees and reimbursements	4,225	3,893
Accrued taxes	4,205	5,135
Accrued legal fees	1,510	1,362
Accrued warranty	1,026	910
Related party payable	670	525
Accrued donations	493	503
Other	5,178	5,337
Total accrued and other current liabilities	$36,677	$104,654

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

10. Restated Credit Facility
In January 2016, the Company entered into an Amended and Restated Credit Agreement (Restated Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, Bank of America, N.A., as Syndication Agent and a Lender, Citibank, N.A., as Documentation Agent and a Lender, and various other Lenders (collectively, the Lenders). The Restated Credit Facility currently provides for up to $250.0 million in borrowings in multiple currencies, with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity to up to $350.0 million in the future. All unpaid principal under the Restated Credit Facility will become due and payable on January 8, 2021.
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
As of July 1, 2017, the Restated Credit Facility had no outstanding draws and outstanding standby letters of credit totaling $0.3 million. The Company incurred interest expense related to the Restated Credit Facility of $0.3 million and $1.2 million for the six months ended July 1, 2017 and July 2, 2016, respectively. The Company was in compliance with all covenants under the Restated Credit Facility as of July 1, 2017.
11. Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	July 1, 2017	December 31, 2016
Unrecognized tax benefit	$14,308	$13,442
Deferred rent, long-term	1,328	558
Deferred tax liability, long-term	339	340
Other	293	247
Total other non-current liabilities	$16,268	$14,587
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

12. Stock Repurchase Program
In September 2015, the Company’s Board of Directors (Board) authorized a stock repurchase program, whereby the Company may purchase up to 5.0 million shares of its common stock over a period of up to three years (2015 Repurchase Program). The 2015 Repurchase Program may be carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. The total remaining shares authorized for repurchase under the 2015 Repurchase Program approximated 2.9 million shares as of July 1, 2017. The Company expects to fund the 2015 Repurchase Program through its available cash, future cash from operations, funds available under the Restated Credit Facility or other potential sources of capital.
13. Stock-Based Compensation
The total stock-based compensation expense for the six months ended July 1, 2017 and July 2, 2016 was $6.1 million and $6.2 million, respectively. As of July 1, 2017, an aggregate of 14.5 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 4.6 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
Equity Incentive Plans
2017 Equity Incentive Plan
On June 1, 2017, the Company’s stockholders ratified and approved the 2017 Equity Plan. The 2017 Equity Plan permits the grant of stock options, restricted stock, restricted stock units (RSUs), stock appreciation rights, performance share units (PSUs), performance shares, performance bonus awards and other stock or cash awards to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. The aggregate number of shares that may be awarded under the 2017 Equity Plan is 5.0 million shares.
The 2017 Equity Plan provides that equity awards issued under the 2017 Equity Plan must generally vest over a period of not less than one year following the date of grant. The exercise price per share of each option granted under the 2017 Equity Plan may not be less than the fair market value of a share of the Company’s common stock on the date of grant, which is generally equal to the closing price of the Company’s common stock on the NASDAQ Global Select Market on the grant date.
2007 Stock Incentive Plan
Effective June 1, 2017, upon the approval and ratification of the 2017 Equity Plan, the Company’s 2007 Stock Incentive Plan (2007 Equity Plan) terminated, provided that awards outstanding under the 2007 Equity Plan will continue to be governed by the terms of that plan. In addition, upon the effectiveness of the 2017 Equity Plan, an aggregate of 5.0 million shares of the Company’s common stock registered under prior registration statements for issuance pursuant to the 2007 Equity Plan were deregistered and concurrently registered under the 2017 Equity Plan.
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for exercise prices):

	Six Months Ended July 1, 2017
	Shares	Average Exercise Price
Options outstanding, beginning of period	8,521	$28.56
Granted	281	88.64
Canceled	(109)	32.03
Exercised	(1,745)	27.58
Options outstanding, end of period	6,948	$31.19
Options exercisable, end of period	4,082	$26.42

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Total stock option expense for the three and six months ended July 1, 2017 was $2.5 million and $5.5 million, respectively. As of July 1, 2017, the Company had $28.7 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted average period of approximately 3.4 years. The weighted-average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock as of July 1, 2017 was 5.9 years. The weighted-average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock as of July 1, 2017 was 4.5 years.
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for grant date fair value amounts):

	Six Months Ended July 1, 2017
	Units	Weighted Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,706	$41.45
Granted	33	86.42
Canceled	(25)	85.79
Expired	—	—
Vested	(6)	43.09
RSUs outstanding, end of period	2,708	$41.59
Total RSU expense for the three and six months ended July 1, 2017 was $0.1 million and $0.2 million, respectively. As of July 1, 2017, the Company had $0.6 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 0.9 years.
On July 27, 2017, in connection with the First Amendment to November 4, 2015 Amended and Restated Employment Agreement (First Amendment), the Company and Mr. Kiani agreed to, among other things modify certain vesting provisions related to the previous award of 2.7 million RSUs to the Company’s Chairman and Chief Executive Officer (see “Employment and Severance Agreements” in Note 14 to these condensed consolidated financial statements for further details).
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows (in thousands, except for grant date fair value amounts):

Six Months Ended July 1, 2017
	Units	Weighted Average Grant Date Fair Value
PSUs outstanding, beginning of period	—	$—
Granted	240	90.87
Canceled	—	—
Expired	—	—
Vested	—	—
PSUs outstanding, end of period	240	$90.87
During the second quarter of 2017, the Company awarded 240,000 PSUs that will vest in part over time based on the achievement of certain 2017 performance criteria approved by the Board. If earned, 20% of the PSUs granted will vest upon achievement of the performance criteria and the remaining award will vest in equal installments at the beginning of each of the following four years after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 100% of the target amount; therefore, the maximum number of shares that can be issued under these awards is 240,000. Total PSU expense for both the three and six months ended July 1, 2017 was $0.6 million. As of July 1, 2017, the Company had $13.9 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 2.6 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Valuation of Stock-Based Award Activity
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Risk-free interest rate	1.8% to 2.0%	1.1% to 1.5%	1.8% to 2.2%	1.1% to 1.9%
Expected term (in years)	5.5	5.7	5.5	5.7
Estimated volatility	29.8% to 30.3%	31.7% to 32.8%	29.7% to 30.3%	31.7% to 35.7%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$28.58	$14.7	$27.82	$13.24
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of July 1, 2017 was $417.0 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of July 1, 2017 was $264.4 million. The aggregate intrinsic value of options exercised during the six months ended July 1, 2017 was $108.6 million.
The fair value of each RSU and PSU award is determined based on the closing price of the Company’s common stock on the grant date, or the modification date, if any.
14. Commitments and Contingencies
Leases
The Company leases certain facilities in North and South America, Europe, the Middle East and Asia-Pacific regions under operating lease agreements expiring at various dates through November 2026. Certain facility leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight-line method based on total lease payments. The Company has received leasehold improvement incentives in connection with certain leased facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of each of July 1, 2017 and December 31, 2016, accrued rent expense in excess of the amount paid aggregated $1.4 million and $0.7 million, respectively, which is classified within other current and non-current liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company leases automobiles in the U.S. and Europe that are classified as operating leases and expire at various dates through November 2020. The majority of these leases are non-cancellable. The Company also has outstanding capital leases for office equipment and computer equipment, all of which are non-cancellable.
Future minimum lease payments, including interest, under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands):

	As of July 1, 2017
	Operating Leases	Capital Leases	Total
2017 (balance of year)	$3,130	$2	$3,132
2018	6,017	—	6,017
2019	5,260	—	5,260
2020	3,057	—	3,057
2021	2,526	—	2,526
Thereafter	7,169	—	7,169
Total	$27,159	$2	$27,161

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Rental expense related to operating leases was $1.6 million and $3.2 million for the three and six months ended July 1, 2017, respectively, and $1.6 million and $3.1 million for the three and six months ended July 2, 2016, respectively. Included in the future capital lease payments as of July 1, 2017 is interest aggregating less than $0.1 million.
Employee Retirement Savings Plan
The Company sponsors a qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $0.6 million and $1.2 million to the MRSP for the three and six months ended July 1, 2017, respectively, and $0.5 million and $1.1 million to the MRSP for the three and six months ended July 2, 2016, respectively.
In addition, the Company also sponsors various defined contribution plans in certain locations outside of the United States (Subsidiary Plans). For the three and six months ended July 1, 2017, the Company contributed $0.1 million and $0.2 million, respectively. For the three and six months ended July 2, 2016, the Company contributed $0.1 million and $0.2 million to the Subsidiary Plans, respectively.
Employment and Severance Agreements
On July 27, 2017, the Company entered into the First Amendment with Joe Kiani, the Company’s Chairman and Chief Executive Officer, which amended that certain Amended and Restated Employment Agreement entered into between the Company and Mr. Kiani on November 4, 2015 (together with the First Amendment, the Amended Employment Agreement). The First Amendment, among other things, eliminates Mr. Kiani’s eligibility for an automatic annual bonus equal to 100% of his base salary, imposes an annual cap on any annual bonus awarded by the Compensation Committee at 200% of his base salary, eliminates his guaranteed grant of 300,000 stock options in fiscal year 2017, modifies certain definitions and conditions related to Mr. Kiani’s ability to terminate his employment with the Company for “Good Reason”, and eliminates the annual 10% reduction of both: (1) the 2.7 million shares subject to the RSU award previously granted to Mr. Kiani (Award Shares) that will vest in certain circumstances, and (2) the $35.0 million cash payment (Cash Payment) that Mr. Kiani will be entitled to receive in certain circumstances.
Pursuant to the terms of the Amended Employment Agreement, upon a “Qualifying Termination” (as defined in the Amended Employment Agreement), Mr. Kiani will be entitled to receive a cash severance benefit equal to two times the sum of his then-current base salary and the average annual bonus paid to Mr. Kiani during the immediately preceding three years, the full amount of the Award Shares and the full amount of the Cash Payment. In addition, in the event of a “Change in Control” (as defined in the Amended Employment Agreement) prior to a Qualifying Termination, on each of the one year and two year anniversaries of the Change in Control, 50% of the Cash Payment and 50% of the Award Shares will vest, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date; however, in the event of a Qualifying Termination or a termination of Mr. Kiani’s employment due to death or disability prior to either of such anniversaries, any unvested amount of the Cash Payment and all of the unvested Award Shares shall vest and be paid in full. Additionally, in the event of a Change in Control prior to a Qualifying Termination, Mr. Kiani’s stock options and any other equity awards will vest in accordance with their terms, but in no event later than in two equal installments on each of the one year and two year anniversaries of the Change in Control, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date. As of July 1, 2017, the expense related to the Award Shares that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement was approximately $257.9 million.
As of July 1, 2017, the Company had severance plan participation agreements with six executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $77.9 million of purchase commitments as of July 1, 2017, which are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of July 1, 2017, the Company had approximately $0.3 million in unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of July 1, 2017, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash in time deposits with major financial institutions. As of July 1, 2017, the Company had $331.4 million of bank balances, of which $3.1 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
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
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three and six months ended July 1, 2017, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $105.6 million and $205.3 million, respectively, and for the three and six months ended July 2, 2016, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $93.3 million and $185.3 million, respectively.
For the three months ended July 1, 2017, the Company had sales through two just-in-time distributors that represented 13.3% and 11.3% of total revenue, respectively. For the three months ended July 2, 2016, the Company had sales through the same two just-in-time distributors that represented 14.8% and 12.7% of total revenue, respectively. For the six months ended July 1, 2017, the Company had sales through two just-in-time distributors that represented 13.7% and 11.7% of total revenue, respectively. For the six months ended July 2, 2016, the Company had sales through the same two just-in-time distributors that represented 15.4% and 11.9% of total revenue, respectively.
As of July 1, 2017, two just-in-time distributors represented 8.3% and 5.0% of the Company’s accounts receivable balance. As of December 31, 2016, two different just-in-time distributors represented 7.5% and 5.6% of the Company’s accounts receivable balance, respectively.
For the six months ended July 1, 2017 and July 2, 2016, the Company recorded $18.3 million and $15.9 million, respectively, in royalty revenues from Medtronic. In exchange for these royalty payments, the Company has provided Medtronic the ability to ship its patent infringing product with a covenant not to sue Medtronic as long as Medtronic abides by the terms of the settlement agreement between the companies.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Litigation
On July 26, 2017, a patent infringement complaint was filed against the Company in the U.S. District Court for the District of Delaware by Silkeen, LLC. The complaint alleges that the Company’s pulse oximetry products infringe certain claims of U.S. Patent No. 7,944,469 titled “System and Method for Using Self-Learning Rules to Enable Adaptive Security Monitoring.”
The Company believes it has good and substantial defenses to the claims, but there is no guarantee the Company will prevail. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying condensed consolidated financial statements. The Company’s policy is and has been not to settle patent infringement claims where it does not believe there is infringement of a valid patent, even if the cost of litigation would exceed the cost of settlement.
On January 2, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California by Physicians Healthsource, Inc. (PHI). The complaint alleges that the Company sent unsolicited facsimile advertisements in violation of the Junk Fax Protection Act of 2005 and related regulations. The complaint seeks $500 for each alleged violation, treble damages if the District Court finds the alleged violations to be knowing, plus interest, costs and injunctive relief. On April 14, 2014, the Company filed a motion to stay the case pending a decision on a related petition filed by the Company with the Federal Communications Commission (FCC). On May 22, 2014, the District Court granted the motion and stayed the case pending a ruling by the FCC on the petition. On October 30, 2014, the FCC granted some of the relief and denied some of the relief requested in the Company’s petition. Both parties appealed the FCC’s decision on the petition. On November 25, 2014, the District Court granted the parties’ joint request that the stay remain in place pending a decision on the appeal. On March 31, 2017, the D.C. Circuit Court of Appeals vacated and remanded the FCC’s decision, holding that the applicable FCC rule was unlawful to the extent it requires opt-out notices on solicited faxes. The stay of the District Court litigation has not yet been lifted. On April 28, 2017, PHI filed a petition seeking rehearing by the D.C. Circuit Court of Appeals. The D.C. Circuit Court of Appeals denied the requested rehearing on June 6, 2017. The plaintiffs have stated that they intend to file a petition to the United States Supreme Court seeking review of the D.C. Circuit Court of Appeals’ opinion. The Company believes it has good and substantial defenses to the claims in the District Court litigation, but there is no guarantee that the Company will prevail. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying condensed consolidated financial statements.
On January 31, 2014, an amended putative class action complaint was filed against the Company in the U.S. District Court for the Northern District of Alabama by and on behalf of two participants in the Surfactant, Positive Pressure, and Oxygenation Randomized Trial at the University of Alabama. On April 21, 2014, a further amended complaint was filed adding a third participant. The complaint alleges product liability and negligence claims in connection with pulse oximeters the Company modified and provided at the request of study investigators for use in the trial. On August 13, 2015, the U.S. District Court for the Northern District of Alabama granted summary judgment in favor of the Company on all claims. The plaintiffs have appealed the U.S. District Court for the Northern District of Alabama’s decision. The appellate hearing before the Eleventh Circuit Court of Appeals was held on December 13, 2016, and the parties are awaiting a decision. On July 7, 2017, the Eleventh Circuit Court of Appeals (Eleventh Circuit) issued a Certification to the Supreme Court of Alabama seeking guidance on a legal question. In that Certification, the Eleventh Circuit stated that the plaintiffs failed to establish that participation in the clinical study caused any injuries, and that the negligence, negligence per se, breach of fiduciary duty and products liability claims, which includes the claims currently alleged against the Company, were properly dismissed. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying consolidated financial statements.
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
The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 1, 2017		July 2, 2016		July 1, 2017		July 2, 2016
Geographic area by destination:
United States	$126,455	69.2%	$117,045	71.1%	$251,137	69.6%	$230,549	70.3%
Europe, Middle East and Africa	33,693	18.4	25,988	15.8	64,195	17.8	57,958	17.7
Asia and Australia	16,988	9.3	16,602	10.1	33,724	9.3	30,184	9.2
North and South America (excluding United States)	5,666	3.1	4,972	3.0	11,843	3.3	9,206	2.8
Total product revenue	$182,802	100.0%	$164,607	100.0%	$360,899	100.0%	$327,897	100.0%
The Company’s consolidated long-lived assets (total non-current assets excluding deferred taxes, goodwill and intangible assets) by geographic area are (in thousands, except percentages):

	July 1, 2017		December 31, 2016
Long-lived assets by geographic area:
United States	$232,208	95.9%	$216,784	96.3%
International	9,967	4.1	8,383	3.7
Total	$242,175	100.0%	$225,167	100.0%
16. Income Taxes
The Company has provided for income taxes in fiscal 2017 interim periods based on the estimated effective income tax rate for the complete fiscal year and adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The income tax provision is computed on the estimated pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the six months ended July 1, 2017 and July 2, 2016, the Company recorded discrete tax benefits of approximately $30.2 million and $5.1 million, respectively, related to excess tax benefits realized from stock-based compensation.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

As of July 1, 2017, the liability for income taxes associated with uncertain tax positions was approximately $15.3 million. If fully recognized, approximately $13.8 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
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
Executive Overview
We are a global medical technology company that develops, manufactures and markets a variety of noninvasive monitoring technologies. We provide our products directly and through distributors and original equipment manufacturer (OEM) partners to hospitals, emergency medical service providers, physician offices, veterinarians, long-term care facilities and consumers. Our mission is to improve patient outcomes and reduce the cost of care. We were incorporated in California in May 1989 and reincorporated in Delaware in May 1996.
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
Our rainbow SET™ platform leverages Masimo SET® technology and incorporates licensed rainbow® technology to provide additional continuous noninvasive measurements. Our rainbow SET™ platform includes our rainbow® Pulse CO-Oximetry products, which we believe are the first devices cleared by the U.S. Food and Drug Administration (FDA) to noninvasively and continuously monitor multiple blood-based measurements using multiple wavelengths of light, which previously was only possible through intermittent invasive procedures. In addition to monitoring oxygen saturation (SpO2), pulse rate (PR), perfusion index (Pi), Pleth Variability Index (PVi®) and Respiration Rate (RRa®), rainbow SET™ Pulse CO-Oximetry has the ability to provide noninvasive monitoring of total hemoglobin (SpHb®), carboxyhemoglobin (SpCO®) and methemoglobin

(SpMet®), as well as the calculation of Oxygen Content (SpOC™). The rainbow SET™ platform also allows for monitoring of arterial oxygen saturation, even under the presence of carboxyhemoglobin and methemoglobin, known as fractional arterial oxygen saturation (SpfO2™), Respiration Rate from the Pleth (RRp®),Oxygen Reserve Index™ (ORi™) and Rainbow Pleth Variability Index (RPVi™). Although SpfO2™, RRp®, RPVi™ and ORi™ have received the CE Mark, they are not currently available for sale in the U.S.
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
In May 2017, we announced the introduction of Rad-G™, a combined pulse oximeter designed primarily for use in pneumonia screening and spot-checking of oxygen saturation (SpO2) in low-resource settings. The Rad-G™ is a low-cost, rugged, handheld pulse oximetry device with a rechargeable battery and LCD display. It uses Measure-through Motion and Low Perfusion™ SET® pulse oximetry technology to measure SpO2, RRp®, PR and Pi. The Rad-G™ is not currently available for sale in the U.S.
In June 2017, we announced the limited market release of the Spot-Check Rad-67™ Handheld Pulse CO-Oximeter®. Rad-67™ offers Measure-through Motion and Low Perfusion™ SET® pulse oximetry and upgradeable rainbow® noninvasive monitoring technology in a compact, portable spot-check device. With the universal reusable rainbow® DCI®-mini sensor, Rad-67™ features Next Generation SpHb® technology. The Rad-67™ has received the CE Mark, but is not currently available for sale in the U.S.
Following the introduction of our rainbow SET™ platform, we have continued to expand our technology offerings by introducing additional noninvasive measurements and technologies to create new market opportunities in both the hospital and non-hospital care settings. These offerings include:

•
SedLine® - Brain function monitoring is most commonly used during surgery to help clinicians monitor sedation under anesthesia. SedLine® brain function monitoring technology measures the brain’s electrical activity by detecting electroencephalogram (EEG) signals. In contrast to whole-scalp EEG monitoring, which is used for diagnostic purposes, this form of EEG monitoring is often referred to as processed EEG monitoring or brain function monitoring. Brain function monitors display the patient’s EEG waveforms, but these are difficult for clinicians to interpret, so the EEG signals are processed and displayed as a single number called Patient State Index (PSi), which is related to the effects of anesthetic agents. Our SedLine® brain function monitoring technology can now be delivered through the Masimo Open Connect® (MOC®) connectivity port, MOC-9®, within our Root® patient monitoring and connectivity platform, which integrates our rainbow® and SET® measurements with multiple additional parameters, such as SedLine®. In addition, our SedLine® brain function monitoring technology also displays raw EEG waveforms, the PSI trend and the Density Spectral Array view to allow clinicians to compare EEG power in both sides of the brain over time to facilitate the detection of asymmetrical activity and agent-specific effects on the EEG signal. In 2016, we introduced Next Generation SedLine®, which improved PSi in the presence of EMG (electrical activity due to muscle movement) artifact and in patients with low power EEG signals (such as geriatric patients). Next Generation SedLine® has received CE Mark but is not currently available for sale in the U.S.

•
NomoLine™ Capnography and Gas Monitoring - We offer a portfolio of sidestream and mainstream capnography products, as well as gas monitoring products, which include external “plug-in-and-measure” capnography and gas analyzers, integrated modules and handheld capnograph and capnometer devices. The gas monitoring products have the ability to measure multiple expired gases, such as carbon dioxide (CO2), nitrous oxide (N2O), oxygen (O2) and other anesthetic agents. In the case of capnography, respiration rate is also calculated from the CO2 waveform. These measurements are possible through either mainstream monitoring, which samples gases from a ventilated patient’s breathing circuit, or sidestream monitoring, which samples gases from a breathing circuit in mechanically ventilated patients or through a cannula or mask in spontaneously breathing patients.

•
O3® - Organ oximetry, also known as regional oximetry, tissue oximetry and cerebral oximetry monitoring, uses near-infrared spectroscopy (NIRS) to provide continuous measurement of tissue oxygen saturation (rSO2) to help detect regional hypoxemia that pulse oximetry alone can miss under certain conditions. In addition, our Root® monitor and O3®sensors can automate the differential analysis of regional to central oxygen saturation derived from our SET® pulse oximeters. O3® monitoring involves applying O3® regional oximetry sensors to the forehead and connecting our O3® MOC-9® module to any Root® monitor through one of its three MOC-9® ports. O3® regional oximetry has received the CE Mark and FDA 510(k) clearance for use in subjects larger than 40 kg (approximately 88 lbs). In 2016, O3® regional oximetry with the O3® pediatric sensor received the CE Mark for use in pediatric patients weighing less than 40kg (approximately 88lbs).

In May 2017, O3® regional oximetry with the O3® pediatric sensor received FDA 510(k) clearance for use in pediatric patients weighing less than 40kg (approximately 88lbs).

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

•
Root® - Our Root® patient monitoring and connectivity platform integrates our breakthrough rainbow® and SET® measurements with multiple additional specialty measurements through its MOC-9® connectivity ports in an integrated, clinician-centric platform. The first three Masimo MOC-9® technologies for Root® were SedLine® brain function monitoring, NomoLine™ capnography and gas monitoring, and O3® organ oximetry. In June 2017, we announced our first MOC® partnership, which enables third parties to utilize Root’s® open architecture and built-in connectivity to independently develop, obtain regulatory approvals, and commercialize their own external MOC-9® module or our Open Connect Control (MOC-C™) App for Root® using our MOC® software development kit (SDK). While we support the development efforts of our MOC® partners as needed, and help increase awareness of the availability of MOC-9® modules and MOC-C™ Apps, our MOC® partners use their existing distribution channels to sell their MOC-9® module or MOC-C™ App to customers.

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

•
MightySat™ and MightySat Rx™ - Our fingertip pulse oximeters leverage Masimo SET® and are designed for those who want accurate measurements, even under challenging conditions such as movement and low perfusion. MightySat™ is intended for personal use and provides SpO2, PR, RRp®, PVi® and Pi measurements in a compact, battery-powered design with an organic light-emitting diode color screen that can be rotated for real-time display of the pleth waveform as well as measurements. Its Bluetooth® wireless functionality enables measurement display via the free, downloadable Masimo Personal Health app on iOS and Android mobile devices, as well as the ability to trend and communicate measurements and interface with the Apple Health app. MightySat™ is available through online retailers such as Amazon.com and in select Apple stores. In the U.S., MightySat™ is intended for general health and wellness use and is not intended for medical use. However, MightySat Rx™, the medical version of the product with optional Bluetooth® is intended for professional use. MightySat Rx™ received 510(k) clearance in late 2015. In February 2017, MightySat™ Rx with the RRp® measurement received CE Mark, but is not currently available for sale in the U.S.

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
Stock Repurchase Program
In September 2015, our board of directors (Board) authorized a stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. As of July 1, 2017, approximately 2.9 million shares remained authorized for repurchase under this program.
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

Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 1, 2017	Percentage of Revenue	July 2, 2016	Percentage of Revenue	July 1, 2017	Percentage of Revenue	July 2, 2016	Percentage of Revenue
Revenue:
Product	$182,802	94.7%	$164,607	95.3%	$360,899	95.2%	$327,897	95.4%
Royalty and other revenue	10,131	5.3	8,029	4.7	18,336	4.8	15,906	4.6
Total revenue	192,933	100.0	172,636	100.0	379,235	100.0	343,803	100.0
Cost of goods sold	64,496	33.4	57,501	33.3	126,664	33.4	114,455	33.3
Gross profit	128,437	66.6	115,135	66.7	252,571	66.6	229,348	66.7
Operating expenses:
Selling, general and administrative	66,377	34.4	63,888	37.0	131,949	34.8	126,399	36.8
Research and development	15,192	7.9	14,818	8.6	30,559	8.1	29,183	8.5
Total operating expenses	81,569	42.3	78,706	45.6	162,508	42.9	155,582	45.3
Operating income	46,868	24.3	36,429	21.1	90,063	23.7	73,766	21.5
Non-operating income	158	0.1	471	0.3	1,032	0.3	969	0.3
Income before provision for income taxes	47,026	24.4	36,900	21.4	91,095	24.0	74,735	21.7
Provision (benefit) for income taxes	346	0.2	6,877	4.0	(919)	(0.2)	17,135	5.0
Net income	$46,680	24.2%	$30,023	17.4%	$92,014	24.3%	$57,600	16.8%
Comparison of the Three Months ended July 1, 2017 to the Three Months ended July 2, 2016
Revenue. Total revenue increased $20.3 million, or 11.8%, to $192.9 million for the three months ended July 1, 2017 from $172.6 million for the three months ended July 2, 2016. The following table details our total product revenues by the geographic area to which the products were shipped for each of the three months ended July 1, 2017 and July 2, 2016 (dollars in thousands):

	Three Months Ended
	July 1, 2017		July 2, 2016		Increase/ (Decrease)	Percentage Change
United States	$126,455	69.2%	$117,045	71.1%	$9,410	8.0%
Europe, Middle East and Africa	33,693	18.4	25,988	15.8	7,705	29.6
Asia and Australia	16,988	9.3	16,602	10.1	386	2.3
North and South America (excluding United States)	5,666	3.1	4,972	3.0	694	14.0
Total product revenue	$182,802	100.0%	$164,607	100.0%	$18,195	11.1%
Royalty and other revenue	10,131		8,029		2,102	26.2
Total revenue	$192,933		$172,636		$20,297	11.8%
Product revenue increased $18.2 million, or 11.1%, to $182.8 million for the three months ended July 1, 2017 from $164.6 million for the three months ended July 2, 2016. This increase was primarily due to higher sales of consumables and monitors, which was partially offset by the impact of approximately $1.3 million of unfavorable foreign exchange rate movements from the prior year period that reduced the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies, primarily in Europe and Asia. We estimate that our installed base of circuit boards and pulse oximeters increased to approximately 1,545,000 units at July 1, 2017 as compared to 1,459,000 units at July 2, 2016.

Product revenue generated through our direct and distribution sales channels increased $19.5 million, or 13.8%, to $160.4 million for the three months ended July 1, 2017, compared to $140.9 million for the three months ended July 2, 2016. Revenues from our OEM channel decreased $1.3 million, or 5.4%, to $22.4 million for the three months ended July 1, 2017 as compared to $23.7 million for the three months ended July 2, 2016. Total rainbow® product revenue increased by $2.2 million, or 14.6%, to $17.1 million for the three months ended July 1, 2017, compared to $14.9 million for the three months ended July 2, 2016, primarily due to an increase in rainbow® orders from a large international customer.
Royalty and other revenue consists primarily of royalties received from Medtronic plc (Medtronic, formerly Covidien Ltd.) related to its U.S. sales pursuant to the terms of our settlement agreement, and revenue from non-recurring engineering (NRE) services for certain OEM customers.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the three months ended July 1, 2017 and July 2, 2016 was as follows (dollars in thousands):

	Three Months Ended
	July 1, 2017	Gross Profit Percentage	July 2, 2016	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product gross profit	$118,372	64.8%	$107,106	65.1%	$11,266	10.5%
Royalty and other revenue gross profit	10,065	99.4	8,029	100.0	2,036	25.4
Total gross profit	$128,437	66.6%	$115,135	66.7%	$13,302	11.6%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $7.0 million for the three months ended July 1, 2017 compared to the three months ended July 2, 2016, primarily due to higher product revenue and slightly higher production costs associated with the expansion of our manufacturing capacity. Product gross margins declined slightly to 64.8% for the three months ended July 1, 2017 compared to 65.1% for the three months ended July 2, 2016, primarily due to unfavorable production variances associated with the expansion of our manufacturing capacity.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended July 1, 2017 and July 2, 2016 were as follows (dollars in thousands):

Selling, General and Administrative
Three Months Ended July 1, 2017	Percentage of Net Revenues	Three Months Ended July 2, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$66,377	34.4%	$63,888	37.0%	$2,489	3.9%
Selling, general and administrative expenses increased $2.5 million, or 3.9%, for the three months ended July 1, 2017 compared to the three months ended July 2, 2016. This increase was primarily attributable to higher marketing-related expenses of approximately $2.3 million, higher payroll and employee-related costs of approximately $1.0 million, higher professional services fees of approximately $0.6 million and higher occupancy costs of approximately $0.6 million, which were partially offset by approximately $2.0 million of lower legal fees. Stock-based compensation expense of approximately $2.6 million and $2.5 million was included in selling, general and administrative expenses for the three months ended July 1, 2017 and July 2, 2016, respectively.
Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended July 1, 2017 and July 2, 2016 were as follows (dollars in thousands):

Research and Development
Three Months Ended July 1, 2017	Percentage of Net Revenues	Three Months Ended July 2, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$15,192	7.9%	$14,818	8.6%	$374	2.5%
Research and development expenses increased $0.4 million, or 2.5%, for the three months ended July 1, 2017 compared to the three months ended July 2, 2016, primarily due to higher payroll-related costs of approximately $1.7 million, higher engineering project expenses of approximately $0.4 million and higher professional fees of approximately $0.2 million, which were offset by capitalized costs related customer NRE services of approximately $2.0 million. Included in research and development expenses was approximately $0.6 million of stock-based compensation expense for each of the three months ended July 1, 2017 and July 2, 2016.
Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange losses. Non-operating income for the three months ended July 1, 2017 and July 2, 2016 was as follows (dollars in thousands):

Non-operating Income
Three Months Ended July 1, 2017	Percentage of Net Revenues	Three Months Ended July 2, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$158	0.1%	$471	0.3%	$(313)	(66.5)%
Non-operating income decreased by $0.3 million for the three months ended July 1, 2017 compared to the three months ended July 2, 2016. Non-operating income for the three months ended July 1, 2017 consisted of approximately $0.3 million of net realized and unrealized gains on foreign currency denominated transactions and approximately $0.7 million in net interest income. Non-operating income for the three months ended July 2, 2016 consisted of approximately $1.1 million of interest expense, which was offset by approximately $1.5 million of net realized and unrealized gains on foreign currency denominated transactions.
Provision for Income Taxes. Our provision for income taxes for the three months ended July 1, 2017 and July 2, 2016 was as follows (dollars in thousands)

Provision for Income Taxes
Three Months Ended July 1, 2017	Percentage of Net Revenues	Three Months Ended July 2, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$346	0.2%	$6,877	4.0%	$(6,531)	(95.0)%
For the three months ended July 1, 2017, we recorded a provision for income taxes of approximately $0.3 million, or an effective tax rate of 0.7%, as compared to a provision for income taxes of approximately $6.9 million, or an effective tax rate of 18.6%, for the three months ended July 2, 2016. The decrease in the provision for income taxes for the three months ended July 1, 2017 resulted primarily from a discrete tax benefit of approximately $15.1 million related to excess tax benefits realized from stock-based compensation pursuant to Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which substantially exceeded the discrete tax benefit of approximately $4.1 million recorded for such excess tax benefits during the three months ended July 2, 2016. Partially offsetting this discrete tax benefit was an increase in our effective tax rate resulting from differences in our expected fiscal 2017 geographic composition of our pre-tax income compared to our expected fiscal 2016 geographic composition as of July 2, 2016.
Comparison of the Six Months ended July 1, 2017 to the Six Months ended July 2, 2016
Revenue. Total revenue increased $35.4 million, or 10.3%, to $379.2 million for the six months ended July 1, 2017 from $343.8 million for the six months ended July 2, 2016. The following table details our total product revenues by the geographic area to which the products were shipped for each of the six months ended July 1, 2017 and July 2, 2016 (dollars in thousands):

	Six Months Ended
	July 1, 2017		July 2, 2016		Increase/ (Decrease)	Percentage Change
United States	$251,137	69.6%	$230,549	70.3%	$20,588	8.9%
Europe, Middle East and Africa	64,195	17.8	57,958	17.7	6,237	10.8
Asia and Australia	33,724	9.3	30,184	9.2	3,540	11.7
North and South America (excluding United States)	11,843	3.3	9,206	2.8	2,637	28.6
Total product revenue	$360,899	100.0%	$327,897	100.0%	$33,002	10.1%
Royalty and other revenue	18,336		15,906		2,430	26.2
Total revenue	$379,235		$343,803		$35,432	10.3%

Product revenue increased $33.0 million or 10.1%, to $360.9 million for the six months ended July 1, 2017 from $327.9 million for the six months ended July 2, 2016. This increase was primarily due to higher sales of consumables and monitors, which was partially offset by the impact of approximately $2.0 million in unfavorable foreign exchange rate movements from the prior year period that reduced the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies, primarily in Europe and Asia. We estimate that our installed base of circuit boards and pulse oximeters increased to approximately 1,545,000 units at July 1, 2017 as compared to 1,459,000 units at July 2, 2016.
Product revenue generated through our direct and distribution sales channels increased $33.5 million, or 11.9%, to $315.3 million for the six months ended July 1, 2017, compared to $281.9 million for the six months ended July 2, 2016. Revenues from our OEM channel decreased $0.5 million, or 1.0%, to $45.6 million for the six months ended July 1, 2017 as compared to $46.0 million for the six months ended July 2, 2016. Total rainbow® product revenue decreased by $0.9 million, or 2.6%, to $31.0 million for the six months ended July 1, 2017, compared to $31.9 million for the six months ended July 2, 2016.
Royalty and other revenue primarily consists of royalties received from Medtronic plc (Medtronic, formerly Covidien Ltd.) related to its U.S. sales pursuant to the terms of our settlement agreement and revenue from NRE services for certain OEM customers.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the six months ended July 1, 2017 and July 2, 2016 was as follows (dollars in thousands):

	Six Months Ended
	July 1, 2017	Gross Profit Percentage	July 2, 2016	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product gross profit	$234,301	64.9%	$213,442	65.1%	$20,859	9.8%
Royalty and other revenue gross profit	18,270	99.6	15,906	100.0	2,364	14.9
Total gross profit	$252,571	66.6%	$229,348	66.7%	$23,223	10.1%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $12.2 million for the six months ended July 1, 2017 compared to the six months ended July 2, 2016, primarily due to higher product revenue and slightly higher production costs associated with the expansion of our manufacturing capacity. Product gross margins decreased slightly to 64.9% for the six months ended July 1, 2017 compared to 65.1% for the six months ended July 2, 2016, primarily due to unfavorable production variances related to our ramp up of additional manufacturing capacity.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the six months ended July 1, 2017 and July 2, 2016 were as follows (dollars in thousands):

Selling, General and Administrative
Six Months Ended July 1, 2017	Percentage of Net Revenues	Six Months Ended July 2, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$131,949	34.8%	$126,399	36.8%	$5,550	4.4%
Selling, general and administrative expenses increased $5.6 million, or 4.4%, for the six months ended July 1, 2017 compared to the six months ended July 2, 2016. This increase was primarily attributable to higher payroll and employee-related expenses of approximately $5.0 million, higher marketing-related costs of approximately $2.8 million and higher occupancy costs of approximately $1.2 million, which were partially offset by approximately $4.0 million of lower legal fees. Stock-based compensation expense of approximately $4.6 million and $4.8 million was included in selling, general and administrative expenses for the six months ended July 1, 2017 and July 2, 2016, respectively.
Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the six months ended July 1, 2017 and July 2, 2016 were as follows (dollars in thousands):

Research and Development
Six Months Ended July 1, 2017	Percentage of Net Revenues	Six Months Ended July 2, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$30,559	8.1%	$29,183	8.5%	$1,376	4.7%
Research and development expenses increased $1.4 million, or 4.7%, for the six months ended July 1, 2017 compared to the six months ended July 2, 2016, primarily due to higher payroll-related costs of approximately $2.4 million and higher engineering project costs of approximately $0.5 million, which were partially offset by capitalized costs related to customer NRE services of approximately $2.0 million. Included in research and development expenses was approximately $1.3 million of stock-based compensation expense for each of the six months ended July 1, 2017 and July 2, 2016.
Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange losses. Non-operating income for the six months ended July 1, 2017 and July 2, 2016 was as follows (dollars in thousands):

Non-operating Income
Six Months Ended July 1, 2017	Percentage of Net Revenues	Six Months Ended July 2, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$1,032	0.3%	$969	0.3%	$63	6.5%
Non-operating income increased by $0.1 million for the six months ended July 1, 2017 compared to the six months ended July 2, 2016. Non-operating income for the six months ended July 1, 2017 consisted of approximately $0.1 million of net realized and unrealized gains on foreign currency denominated transactions and approximately $1.2 million in net interest income. Non-operating income for the six months ended July 2, 2016 consisted of $1.8 million of interest expense offset by $2.3 million of net realized and unrealized gains on foreign currency denominated transactions and a $0.3 million gain resulting from our deconsolidation of Cercacor.
(Benefit) Provision for Income Taxes. Our provision for income taxes for the six months ended July 1, 2017 and July 2, 2016 was as follows (dollars in thousands):

(Benefit) Provision for Income Taxes
Six Months Ended July 1, 2017	Percentage of Net Revenues	Six Months Ended July 2, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(919)	(0.2)%	$17,135	5.0%	$(18,054)	(105.4)%
For the six months ended July 1, 2017, we recorded a benefit for income taxes of approximately $0.9 million, or an effective tax benefit rate of 1.0%, as compared to a provision for income taxes of approximately $17.1 million, or an effective tax rate of 22.9%, for the six months ended July 2, 2016. The benefit for income taxes for the six months ended July 1, 2017 resulted primarily from a discrete tax benefit of approximately $30.2 million related to excess tax benefits realized from stock-based compensation pursuant to ASU 2016-09, which substantially exceeded the discrete tax benefit of approximately $5.1 million recorded for such excess tax benefits during the six months ended July 2, 2016. Partially offsetting this discrete tax benefit was an increase in our effective tax rate resulting from differences in our expected fiscal 2017 geographic composition of our pre-tax income compared to our expected fiscal 2016 geographic composition as of July 2, 2016.

Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, funds expected to be generated from operations and funds available under our revolving credit agreement. At July 1, 2017, we had approximately $420.7 million in working capital and approximately $331.4 million in cash and cash equivalents as compared to approximately $286.9 million in working capital and approximately $306.0 million in cash and cash equivalents at December 31, 2016. We carry cash equivalents at cost that approximates fair value. We currently do not maintain an investment portfolio but have the ability to invest in various security holdings, types and maturities that meet credit quality standards in accordance with our investment guidelines.
As of July 1, 2017, we had cash totaling $169.3 million held outside of the U.S., of which approximately $17.7 million was accessible without additional tax cost and approximately $151.6 million was accessible at an incremental estimated tax cost of approximately $45.9 million. In managing our day-to-day liquidity and capital structure, we do not rely on foreign earnings as a source of funds. We currently have sufficient funds on-hand and available under our line of credit to fund our domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes with respect to any such repatriation.
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
Cash Flows
The following table summarizes our cash flows (in thousands):

	Six Months Ended
	July 1, 2017	July 2, 2016
Net cash (used in) provided by:
Operating activities	$(14,409)	$56,691
Investing activities	(10,086)	(12,846)
Financing activities	48,148	(59,911)
Effect of foreign currency exchange rates on cash	1,825	(196)
Increase (decrease) in cash and cash equivalents	$25,478	$(16,262)
Operating Activities. Cash used in operating activities was approximately $14.4 million for the six months ended July 1, 2017. Net income from operations was $92.0 million, which was offset by non-cash activity including depreciation and amortization of $9.5 million and stock-based compensation of $6.1 million. In addition, during the six months ended July 1, 2017, accounts payable increased by $3.1 million due to the timing of payments. These sources of cash were offset by other changes in operating assets and liabilities, including a decrease in accrued liabilities of $67.6 million, primarily related to tax payments for the year ended December 31, 2016, an increases in inventories and deferred cost of goods sold of $15.6 million and $13.7 million, respectively, an increase in other current assets of $14.7 million, primarily related to estimated tax payments for the current fiscal year, a decrease in accrued compensation of $11.7 million, primarily due to the timing of payments, and an increase in accounts receivable of $2.1 million, primarily due to the timing of cash receipts.
Cash provided by operating activities was approximately $56.7 million for the six months ended July 2, 2016, arising primarily from net income of $57.6 million. Non-cash activity included depreciation and amortization of $8.1 million, stock-based compensation of $6.2 million and deferred income taxes of $5.0 million. In addition, accounts payable, deferred revenue and other liabilities increased by $7.9 million, $5.3 million and $3.9 million, respectively, during the six months ended July 2, 2016. These sources of cash were primarily offset by other changes in operating assets and liabilities including a decrease in accrued liabilities of $13.8 million and accrued compensation of $3.9 million, as well as an increase in other current assets of $7.5 million, all due to the timing of related payments; an increase in other assets of $6.6 million; and an increase in accounts receivable of $3.7 million due to the timing of collections.

Investing Activities. Cash used in investing activities for the six months ended July 1, 2017 was $10.1 million, consisting of $8.5 million for purchases of property and equipment and $1.6 million of intangible assets related primarily to capitalized patent and trademark costs. Cash used in investing activities for the six months ended July 2, 2016 was $12.8 million, consisting of $10.7 million for purchases of property and equipment, $1.3 million of intangible assets related to capitalized patent and trademark costs and $0.8 million related to the deconsolidation of Cercacor. See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of Cercacor.
Financing Activities. Cash provided by financing activities for the six months ended July 1, 2017 was $48.1 million, primarily driven by proceeds from the exercise of employee options totaling $48.2 million. Cash used in financing activities for the six months ended July 2, 2016 was $59.9 million, primarily driven by common stock repurchase transactions during the six month period totaling $68.2 million and repayments under our Restated Credit Facility of $10.0 million, offset by proceeds from the exercise of employee stock options totaling $19.0 million.
Capital Resources and Prospective Capital Requirements
As of July 1, 2017, we did not have any outstanding loan draws and had $0.3 million in outstanding letters of credit under our Restated Credit Facility, leaving available borrowing capacity of $249.7 million. We also had outstanding capital lease obligations of less than $0.1 million related primarily to office and computer equipment. We had no other debt obligations and were in compliance with all bank covenants.
In September 2015, the Board authorized a stock repurchase program for the repurchase of up to 5.0 million shares of our common stock over a period of up to three years. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions.  As of July 1, 2017, approximately 2.9 million shares remained authorized for repurchase under this stock repurchase program. For additional information regarding our stock repurchase program, see Note 12 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we engaged in these relationships. As of July 1, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of net revenues, expenses, assets and liabilities. We regularly evaluate our estimates and assumptions related to our critical accounting policies, including revenue recognition and deferred revenue, inventory and related reserves for excess or obsolete inventory, allowance for doubtful accounts, stock-based compensation, goodwill, deferred taxes and related valuation allowances, uncertain tax positions, tax contingencies, litigation costs and loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. Changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact on our condensed consolidated financial statements and future results of operations may be material. For a description of our critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 15, 2017. There have been no material changes to any of our critical accounting policies during the six months ended July 1, 2017.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuations in interest expense is limited to interest associated with our outstanding capital lease arrangements, which have fixed interest rates, and any borrowings under our Restated Credit Facility and any amendments thereto. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at July 1, 2017. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.
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
Our primary foreign currency exchange rate exposures are with the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound, Mexican Peso and Australian Dollar, against the U.S. Dollar. Foreign currency exchange rates have experienced significant movements recently, particularly when compared to the same prior year period, and such volatility may continue in the future. Specifically, during the three and six months ended July 1, 2017, we estimate that changes in the exchange rates of the U.S. Dollar, relative primarily to the Euro and British Pound, unfavorably impacted our revenues by $1.3 million and $2.0 million, respectively, when compared to foreign exchange rates from the prior year period. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of July 1, 2017 would have resulted in an estimated reduction of $8.3 million in reported pre-tax income for the six months ended July 1, 2017. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
There has been no change in our internal control over financial reporting during the quarter ended July 1, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. For the six months ended July 1, 2017 and July 2, 2016, shipments of our pulse oximetry products to customers that are members of GPOs represented approximately $205.3 million and $185.3 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
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
We have a concentration of OEM, distribution and direct customers. We cannot provide any assurance that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results. For the six months ended July 1, 2017 and July 2, 2016, we had sales through two just-in-time distributors, which in total represented approximately 25.4% and 27.3% of our total revenue, respectively.
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
In 2013, the FDA inspected our facility in Irvine, California and issued an FDA Form 483 listing observations the investigator believed may constitute violations of statutes or regulations administered by the FDA, including observations relating to complaint handling, medical device reporting and corrective and preventative action (CAPA) procedures. We submitted responses to the Form 483. In August 2014, we received a warning letter (the Warning Letter) related to the Irvine inspection. We submitted a response (the Response Letter) to the Warning Letter and attended a regulatory meeting with the FDA in September 2014. At the meeting, in addition to discussing our Response Letter, the FDA raised issues beyond the scope of the Warning Letter in the areas of Good Manufacturing Practices, quality, bioresearch monitoring and labeling/promotion. In January 2016, the FDA issued certificates to foreign governments (CFGs) for products manufactured in our Irvine, California facility, which allows us to continue to register and import products into certain countries that require CFGs. In early May 2017, the FDA inspected the Irvine facility and evaluated our corrective actions in response to the Warning Letter. At the close of that inspection, the FDA did not issue a Form 483. On May 26, 2017, we received a letter from the FDA indicating that, based on the FDA’s evaluation, it appeared that we had addressed the violations contained in the Warning Letter. The letter indicated that future FDA inspections and regulatory activities will further assess the adequacy and sustainability of the corrections.

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
We may initiate certain field actions, such as a correction or removal of our products in the future. A correction is a repair, modification, adjustment, relabeling, destruction or inspection of a device, without its physical removal from its point of use to some other location. A removal is the physical removal of a device from its point of use to some other location for repair, modification, adjustment, relabeling, destruction or inspection. If a correction or removal is initiated to reduce a health risk posed by our device, or to remedy a violation of the FDCA caused by the device that may present a risk to health, the correction or removal must be reported to the FDA. If the FDA subsequently determines that a report was required for a correction or removal of our products that we did not believe required a report, we could be subject to enforcement actions. Any recalls of our products or enforcement actions would divert managerial and financial resources and could have an adverse effect on our financial condition and results of operations.
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
Obtaining 510(k) clearance permits us to promote our products for the uses cleared by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products off-label because the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. While we may request additional cleared indications for our current products, the FDA may deny those requests, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any cleared product as a condition of clearance. If the FDA determines that we or our OEM partners have promoted our products for off-label use or have made false or misleading or inadequately substantiated promotional claims, it could request that we or our OEM partners modify those promotional materials or take regulatory or enforcement actions, including the issuance of an untitled letter, warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities may take action if they consider our promotional or training materials, or other communications, to constitute promotion of an uncleared or unapproved use. Although, depending on the facts and circumstances, such promotion might be protected speech under the First Amendment to the U.S. Constitution, we cannot be sure that government authorities or a court would accept such an argument. If not successfully defended, enforcement actions related to off-label promotion could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In any such event, in addition to potential extensive fines and penalties, our reputation could be damaged and adoption of our products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the regulatory standards regarding off-label promotion are ambiguous, and the FDA or another regulatory agency could conclude that we have engaged in off-label promotion.
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
Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that, as of July 1, 2017, a number of our stockholders, including certain of our directors and executive officers, continue to own shares of Cercacor stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.
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
We derive a portion of our net sales from international operations. For the six months ended July 1, 2017 and July 2, 2016, approximately 30.4% and 28.4%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we could be exposed to potentially significant penalties if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.
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
*We currently manufacture our products at several locations and any disruption to or expansion of our manufacturing operations could adversely affect our business, financial condition and results of operations.
We rely on our manufacturing facilities in Mexicali and San Luis Rio Colorado, Mexico; Irvine, California; Hudson, New Hampshire; and Danderyd, Sweden. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair. Our facilities may be affected by natural or man-made disasters. Earthquakes are of particular significance since some of our facilities are located in an earthquake-prone area. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist or terrorist organizations, epidemics, communication failures, fire, floods and similar events. In the event that one of our facilities is affected by a natural or man-made disaster, we would be forced to rely on third-party manufacturers if we could not shift production to our other manufacturing facilities. Furthermore, our insurance for damage to our property and the disruption of our business from casualties may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If we are forced to seek alternative facilities, or if we voluntarily expand one or more of our manufacturing operations to new locations, we may incur additional transition costs and we may experience a disruption in the supply of our products until the new facilities are available and operating.
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
The manufacture and sale of products using Masimo SET® and licensed rainbow® technology expose us to product liability claims and product recalls, including, but not limited to, those that may arise from unauthorized off-label use, which is use of a device in a manner outside the indications for use cleared by the FDA, malfunctions, design flaws or manufacturing defects related to our products or the use of our products with incompatible components or systems. For example, in April 2014, an amended putative class action complaint was filed against us alleging product liability and negligence claims in connection with pulse oximeters that we modified and provided at the request of the study investigators for use in a randomized trial at the University of Alabama. In August 2015, the Court granted summary judgment in favor of Masimo, rejecting the plaintiffs’ claims. The plaintiffs have appealed the Court’s decision. The appellate hearing before the Eleventh Circuit Court of Appeals was held on December 13, 2016. On July 7, 2017, the Eleventh Circuit Court of Appeals (Eleventh Circuit) issued a Certification to the Supreme Court of Alabama seeking guidance on a legal question. In that Certification, the Eleventh Circuit stated that the plaintiffs failed to establish that participation in the clinical study caused any injuries, and that the negligence, negligence per se, breach of fiduciary duty, and products liability claims, which includes the claims currently alleged against us, were properly dismissed. While we believe we have good and substantial defenses to the claims, there is no guarantee that we will ultimately prevail. In addition, we cannot be certain that our product liability insurance will be sufficient to cover any or all damages or claims asserted in this case or any other product liability claims that may be brought against us in the future. Furthermore, we may not be able to obtain or maintain insurance in the future at satisfactory rates or in adequate amounts to protect us against any product liability claims.
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
We have acquired six businesses since our inception and we may acquire additional businesses in the future, which may be larger in magnitude than our previous acquisitions. Successful acquisitions depend upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. Future acquisitions may require equity financing, either of which could be dilutive to our existing stockholders and our earnings per share, or debt financing, which Even if we complete acquisitions, we may experience:

•	payment of above-market prices for acquisitions and incurring higher than anticipated acquisition costs;

•
a need to issue shares of common stock as part of the acquisition price or a need to issue stock options or other equity to newly-hired employees of target companies, resulting in dilution of ownership to our existing stockholders;

•	reduced profitability as future acquisitions may not result in accretive contributions to the business over either the short-term or the long-term;

•	difficulties in integrating any acquired companies, personnel, products and other assets into our existing business;

•	delays in realizing the benefits of the acquired company, products or other assets;

•	regulatory challenges;

•	cybersecurity and compliance related issues;

•	diversion of our management’s time and attention from other business concerns;

•	limited or no direct prior experience in new markets or countries we may enter;

•	unanticipated issues dealing with unfamiliar suppliers, service providers or other collaborators of the acquired company;

•	higher costs of integration than we anticipated;

•	write-downs or impairments of goodwill or other intangible assets associated with the acquired company;

•	difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions;

•	negative impacts on our relationships with our employees, clients or collaborators;

•	litigation or other claims in connection with the acquisition; and

•	changes in the overall financial model as certain acquired companies may have a different revenue, gross profit margin or operating expense profile.
Further, our ability to benefit from future acquisitions depends on our ability to successfully conduct due diligence, negotiate acceptable acquisition terms, evaluate prospective acquisitions and bring acquired technologies and/or products to market at acceptable margins and operating expense levels. Our failure in any of these tasks could result in unforeseen liabilities associated with an acquired company, acquiring a company on unfavorable terms or selecting and eventually acquiring a suboptimal acquisition target. We may also discover deficiencies in internal controls, data adequacy and integrity, product quality, regulatory compliance and product liabilities that we did not uncover prior to our acquisition of such businesses, which could result in us becoming subject to penalties or other liabilities. If we do not achieve the anticipated benefits of an acquisition as rapidly as expected, or at all, investors or analysts may not perceive the same benefits of the acquisition as we do. If these risks materialize, our stock price could be materially adversely affected. Any difficulties in the integration of acquired businesses or unexpected penalties or liabilities in connection with such businesses could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, under our Restated Credit Facility, we are required to satisfy and maintain specified financial ratios and other affirmative covenants. Our ability to meet those financial ratios and affirmative covenants could be affected by events beyond our control and, therefore, we cannot be assured that we will be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under the Restated Credit Facility. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the Restated Credit Facility immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. As of July 1, 2017, we had no amounts outstanding under the Restated Credit Facility and were in compliance with all applicable covenants.
Risks Related to Our Stock
*Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From January 3, 2017 to July 1, 2017, our closing stock price ranged from $67.40 to $104.46 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
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
As of July 1, 2017, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 12.2% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and Board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
*You could experience substantial dilution of your investment as a result of subsequent exercises of our outstanding options, vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs), or the grant of future equity awards by us.
As of July 1, 2017, approximately 14.5 million shares of our common stock were reserved for future issuance under our equity incentive plans, of which approximately 6.9 million shares were subject to options outstanding at such date at a weighted-

average exercise price of $31.19 per share, approximately 2.7 million shares were subject to outstanding RSUs, approximately 0.2 million shares were subject to outstanding PSUs and approximately 4.6 million shares were available for future grant under our 2017 Equity Incentive Plan. Over the past 12 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution. We rely on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.
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
In September 2015, our Board authorized a stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. As of July 1, 2017, approximately 2.9 million shares remained available for repurchase under this program. Any repurchase of our common stock will be at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. In addition, under certain circumstances, our Restated Credit Facility may limit or restrict our ability to repurchase our stock. In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our Board may modify or amend our stock repurchase program at any time at its discretion without stockholder approval.
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

MASIMO CORPORATION

Date: August 2, 2017	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: August 2, 2017	By:	/s/ MARK P. DE RAAD
Mark P. de Raad
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.1)
3.2	(2)	Amended and Restated Bylaws adopted on October 20, 2011 (Exhibit 3.2)
4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)
4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999, between Masimo Corporation and certain of its stockholders (Exhibit 4.2)
4.3#	(3)	Masimo Retirement Savings Plan (Exhibit 4.7)
10.1#	(4)	Masimo Corporation 2017 Equity Incentive Plan
10.2#	(5)	Masimo Corporation Executive Bonus Incentive Plan
10.3	(6)	First Amendment to November 4, 2015 Amended and Restated Employment Agreement, dated July 27, 2017, by and between Masimo Corporation and Joe Kiani.
12.1*		Statement Regarding the Computation of Ratio of Earnings to Fixed Charges
31.1*		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*		Certification of Mark P. de Raad, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*		Certification of Joe Kiani, Chief Executive Officer, and Mark P. de Raad, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 1, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the six months ended July 1, 2017 and July 2, 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the six months ended July 1, 2017 and July 2, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2017 and July 2, 2016, and (v) Notes to Condensed Consolidated Financial Statements.
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

(4)	Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33642) filed on April 12, 2017.

(5)	Incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33642) filed on April 12, 2017.

(6)
Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on August 2, 2017. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

#	Indicates management or compensatory plan.

*	Filed herewith.