Form 10-Q
period 2017-09-30
MASIMO CORP
filed 2017-10-31
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of September 30, 2017
Common stock, $0.001 par value	51,671,144

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$289,944	$305,970
Accounts receivable, net of allowance for doubtful accounts of $1,413 and $1,698 at September 30, 2017 and December 31, 2016, respectively.	110,614	101,667
Inventories	99,078	72,542
Other current assets	46,844	27,048
Total current assets	546,480	507,227
Deferred cost of goods sold	96,464	79,948
Property and equipment, net	164,579	135,996
Intangible assets, net	27,489	29,376
Goodwill	20,676	19,780
Deferred tax assets	39,029	38,975
Other non-current assets	11,354	9,223
Total assets	$906,071	$820,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$40,251	$34,334
Accrued compensation	34,660	43,180
Accrued and other current liabilities	40,189	104,654
Deferred revenue	57,369	38,198
Total current liabilities	172,469	220,366
Deferred revenue	261	25,336
Other non-current liabilities	16,059	14,587
Total liabilities	188,789	260,289
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 51,671 and 50,188 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	52	50
Treasury stock, 14,788 and 14,255 shares at September 30, 2017 and December 31, 2016, respectively	(449,537)	(404,276)
Additional paid-in capital	449,050	382,263
Accumulated other comprehensive loss	(2,757)	(7,027)
Retained earnings	720,474	589,226
Total stockholders’ equity	717,282	560,236
Total liabilities and stockholders’ equity	$906,071	$820,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenue:
Product	$181,271	$160,286	$542,170	$488,183
Royalty and other revenue	12,421	7,335	30,757	23,241
Total revenue	193,692	167,621	572,927	511,424
Cost of goods sold	65,027	57,499	191,692	171,954
Gross profit	128,665	110,122	381,235	339,470
Operating expenses:
Selling, general and administrative	65,390	57,845	197,339	184,244
Research and development	15,300	15,673	45,859	44,856
Total operating expenses	80,690	73,518	243,198	229,100
Operating income	47,975	36,604	138,037	110,370
Non-operating income (expense)	287	(546)	1,319	423
Income before provision for income taxes	48,262	36,058	139,356	110,793
Provision for income taxes	9,027	8,285	8,108	25,420
Net income	$39,235	$27,773	$131,248	$85,373

Net income per share:
Basic	$0.75	$0.56	$2.55	$1.73
Diluted	$0.70	$0.52	$2.35	$1.62

Weighted-average shares used in per share calculations:
Basic	52,079	49,477	51,469	49,386
Diluted	56,163	53,565	55,967	52,837
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$39,235	$27,773	$131,248	$85,373
Other comprehensive income, net of tax:
Unrealized gains (losses) from foreign currency translation adjustments	1,405	(470)	4,270	(280)
Comprehensive income	$40,640	$27,303	$135,518	$85,093
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30, 2017	October 1, 2016
Cash flows from operating activities:
Net income	$131,248	$85,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,384	12,355
Stock-based compensation	11,192	9,693
Loss on disposal of property, equipment and intangibles	420	478
Gain on deconsolidation of variable interest entity	—	(273)
Provision for deferred income taxes	—	5,002
Changes in operating assets and liabilities:
Increase in accounts receivable	(17,277)	(13,398)
Increase in inventories	(25,998)	(5,092)
Increase in other current assets	(11,099)	(12,911)
Increase in deferred cost of goods sold	(16,166)	(11,278)
Increase in other non-current assets	(964)	(2,117)
Increase in accounts payable	3,748	9,386
Decrease in accrued compensation	(9,094)	(810)
Decrease in accrued liabilities	(66,918)	(384)
(Decrease) increase in deferred revenue	(5,905)	10,934
Increase in other non-current liabilities	1,456	1,072
Net cash provided by operating activities	9,027	88,030
Cash flows from investing activities:
Purchases of property and equipment, net	(37,830)	(13,697)
Increase in intangible assets	(2,220)	(3,969)
Acquisition of long-term investments	(1,145)	(200)
Reduction in cash resulting from deconsolidation of variable interest entity	—	(763)
Net cash used in investing activities	(41,195)	(18,629)
Cash flows from financing activities:
Borrowings under line of credit	—	45,000
Repayments on line of credit	—	(77,500)
Debt issuance costs	—	(621)
Repayments of capital lease obligations	(71)	(72)
Proceeds from issuance of common stock	55,709	26,063
Repurchases of common stock	(42,608)	(68,218)
Net cash provided by (used in) financing activities	13,030	(75,348)
Effect of foreign currency exchange rates on cash	3,112	(382)
Net decrease in cash and cash equivalents	(16,026)	(6,329)
Cash and cash equivalents at beginning of period	305,970	132,317
Cash and cash equivalents at end of period	$289,944	$125,988
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (fiscal year 2016), filed with the SEC on February 15, 2017. The results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 30, 2017 (fiscal year 2017) or for any other interim period or for any future year.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by-contract basis. There were no transfers between Level 1, Level 2 and Level 3 inputs during the nine months ended September 30, 2017. The Company carries cash and cash equivalents at cost, which approximates fair value. As of September 30, 2017 and December 31, 2016, the Company did not have any short-term investments or other financial assets that were required to be measured under the fair value hierarchy.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives as follows:

Useful Lives
Aircraft and components	10 to 20 years
Buildings	39 years
Building improvements	7 to 15 years
Computer equipment	2 to 6 years
Demonstration units	3 years
Furniture and office equipment	2 to 6 years
Leasehold improvements	Lesser of useful life or term of lease
Machinery and equipment	5 to 7 years
Tooling	3 years
Vehicles	5 years
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
Intangible Assets
The Company’s policy is to renew its patents and trademarks. Total renewal costs for patents and trademarks for the nine months ended September 30, 2017 and October 1, 2016 were $0.5 million and $0.4 million, respectively. As of September 30, 2017, the weighted-average number of years until the next renewal was one year for patents and six years for trademarks. Costs to renew patents and trademarks are capitalized and amortized over the remaining useful life of the intangible asset. The Company continually evaluates the amortization period and carrying basis of patents and trademarks to determine whether any events or circumstances warrant a revised estimated useful life or reduction in value. Capitalized application costs are charged to operations when it is determined that the patent or trademark will not be obtained or is abandoned.
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
No impairment of goodwill, intangible assets or other long-lived assets was recorded during the three and nine months ended September 30, 2017 and October 1, 2016.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Changes in the product warranty accrual were as follows (in thousands):

	Nine Months Ended
	September 30, 2017	October 1, 2016
Warranty accrual, beginning of period	$910	$1,222
Accrual for warranties issued	712	722
Changes to pre-existing warranties (including changes in estimates)	(116)	99
Settlements made	(486)	(751)
Warranty accrual, end of period	$1,020	$1,292
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
The change in accumulated other comprehensive loss was as follows (in thousands):

Nine Months Ended September 30, 2017
Accumulated other comprehensive loss, beginning of period	$(7,027)
Unrealized gains from foreign currency translation	4,270
Accumulated other comprehensive loss, end of period	$(2,757)
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance share units (PSUs). For the three and nine months ended September 30, 2017, weighted options to purchase 0.6 million and 0.2 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the three and nine months ended October 1, 2016, weighted options to purchase less than 0.1 million and 1.4 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the three and nine months ended September 30, 2017 and October 1, 2016, certain RSUs were considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of September 30, 2017 and October 1, 2016, 2.7 million weighted average shares related to such RSUs have been excluded from the calculation of potential shares.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

A reconciliation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$39,235	$27,773	$131,248	$85,373
Basic net income per share:
Weighted-average shares outstanding - basic	52,079	49,477	51,469	49,386
Net income per basic share	$0.75	$0.56	$2.55	$1.73
Diluted net income per share:
Weighted-average shares outstanding - basic	52,079	49,477	51,469	49,386
Diluted share equivalent: stock options and RSUs	4,084	4,088	4,498	3,451
Weighted-average shares outstanding - diluted	56,163	53,565	55,967	52,837
Net income per diluted share	$0.70	$0.52	$2.35	$1.62
Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Nine Months Ended
	September 30, 2017	October 1, 2016
Cash paid during the year for:
Interest (net of amounts capitalized)	$432	$2,603
Income taxes	86,759	25,753
Noncash investing and financing activities:
Unpaid purchases of property, plant and equipment	$3,349	$1,232
Unsettled common stock proceeds from option exercises	113	476
Unsettled stock repurchases	2,653	—
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
Recently Issued Accounting Pronouncements
In September 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The new standard, among other things, provides additional implementation guidance with respect to Accounting Standards Codification (ASC) Topic 606 and ASC Topic 842. ASU 2017-13 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard, but does not expect it to have a material impact on its implementation strategies or its consolidated financial statements upon adoption.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic718): Scope of Modification Accounting (ASU 2017-09). The new standard is intended to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in ASC Topic 718 to a change to the terms or conditions of a share-based payment award. The amendments in this new standard provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply “modification accounting” to such changes. ASU 2017-09 will become effective for all entities for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). The new standard requires lessees to recognize most leases on their balance sheets but continue to recognize lease expenses in their income statement in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expense related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. ASU 2016-02 is effective for annual and interim fiscal reporting periods beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the expected impact of this standard on its consolidated financial statements, but anticipates that, among other things, the required recognition of a lease liability and related right-of-use asset will significantly increase both the assets and liabilities recognized and reported on its balance sheet. In addition, the Company anticipates that the classification of certain leases for which the Company is the lessor may change under the new guidance, resulting in the immediate expensing of certain costs that are currently deferred and expensed over the life of the lease. The Company currently expects to complete its assessment of the full financial impact of the new lease accounting guidance during the next fifteen months.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (ASU 2014-09). The new standard provides a single, principles-based five-step model to be applied to all contracts with customers while enhancing disclosures about revenue, providing additional guidance for transactions that were not previously addressed comprehensively and improving guidance for multiple-element arrangements. ASU 2014-09 will replace most existing revenue recognition guidance under GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method upon adoption. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which amended ASU 2014-09, providing for a one year deferral period for the implementation of ASU 2014-09. ASU 2014-09 will now be effective for annual and interim periods beginning on or after December 15, 2017. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations under FASB ASC Topic 606, which provides guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, which amended ASU 2014-09 by providing clarity in identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients, which further amended ASU 2014-09 by providing additional clarity in recognizing revenue from contracts that have been modified prior to the transition period to the new standard, as well as providing additional disclosure requirements for businesses and other organizations that make the transition to the new standard by adjusting amounts from prior reporting periods via retrospective application. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (ASU 2016-20). ASU 2016-20 affects narrow aspects of ASC Topic 606, including contract modifications, contract costs, and the balance sheet classification of items as contract assets versus receivables. The Company is continuing to evaluate the expected impact of the new revenue guidance contained in ASC Topic 606 on its consolidated financial statements and anticipates, among other things, that the adoption of such standard will result in the acceleration of certain revenue from product sales to distributors that is currently deferred under the “sell-through” method, as well as the capitalization and deferral of certain contract-related costs that are currently expensed when incurred. The Company is also further evaluating the impact of the new revenue guidance on associated processes, systems and internal controls over financial reporting. The Company currently expects to complete its assessment of the impact of the new revenue recognition guidance, including the method of adoption, during the next three months and to adopt the guidance when it becomes effective for the Company on December 31, 2017 (fiscal year 2018).

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
4. Related Party Transactions
The Company’s Chairman and CEO is also the Chairman and CEO of Cercacor. The Company is a party to the following agreements with Cercacor:

•
Cross-Licensing Agreement - The Company and Cercacor are parties to the Cross-Licensing Agreement, which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Actual aggregate royalty liabilities to Cercacor under the license were $2.1 million and $1.6 million for the three months ended September 30, 2017 and October 1, 2016, respectively. Actual aggregate royalty liabilities to Cercacor under the license were $5.6 million and $4.7 million for the nine months ended September 30, 2017 and October 1, 2016, respectively.

•
Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2017 and October 1, 2016, respectively.

•
Sublease Agreement - In March 2016, the Company entered into a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California (Cercacor Sublease). The Cercacor Sublease began on May 1, 2016 and expires on November 30, 2019. The Company recognized less than $0.1 million and $0.3 million in sublease income for the three and nine months ended September 30, 2017, respectively. The Company recognized $0.1 million and $0.2 million in sublease income for the three and nine months ended October 1, 2016, respectively.

Net amounts due to Cercacor at each of September 30, 2017 and December 31, 2016 were $1.0 million and $0.4 million, respectively.
The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. The Company’s former Chief Financial Officer (CFO) is also a Director of the Masimo Foundation.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The Company’s CEO is the Chairman of both the Patient Safety Movement Foundation (PSMF), a non-profit organization that was founded in 2013 to work with hospitals, medical technology companies and patient advocates to unite the healthcare ecosystem and eliminate the more than 200,000 U.S. preventable hospital deaths that occur every year by 2020, and the Patient Safety Movement Coalition (PSMC), a not-for-profit social welfare organization that was founded in 2013 to promote patient safety legislation. The Company’s former CFO serves as the Treasurer and Secretary of PSMF, as well as the Secretary of PSMC.
The Company’s CEO also serves on the board of directors of Atheer Labs, which is working with the Company on the development of next generation Root® applications, and the board of directors of Children’s Hospital of Orange County and CHOC Children’s at Mission Hospital, two non-profit hospitals devoted exclusively to caring for children, both of which are also customers of the Company.
In August 2017, the Company entered into an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the CEO for lease on a time sharing basis. The Company charges the CEO for personal use based on agreed upon reimbursement rates. For each of the three and nine months ended September 30, 2017, the Company charged the CEO less than $0.1 million related to such reimbursements.
5. Inventories
Inventories consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$42,023	$32,647
Work-in-process	8,217	7,701
Finished goods	48,838	32,194
Total inventories	$99,078	$72,542
6. Other Current Assets
Other current assets consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Prepaid expenses	$15,113	$13,051
Prepaid income taxes	9,622	981
Due from foreign agent	8,571	—
Royalties receivable	7,800	7,500
Employee loans and advances	338	305
Due from related party	23	77
Other current assets	5,377	5,134
Total other current assets	$46,844	$27,048
The Company is currently evaluating the collectability of certain amounts that have been paid by a foreign government customer to the Company’s appointed foreign agent in connection with a foreign government tender, but which have not been timely remitted by such agent to the Company in accordance with the agency agreement. The Company is actively working with such agent to arrange for payment, possibly under an extended payment plan, as well as exploring other potential remedies for recovery of this receivable. As of September 30, 2017, the net amount due the Company from such agent was approximately $8.6 million. The Company is currently unable to determine whether any loss will ultimately occur in connection with the resolution of this matter and has not accrued any loss in the accompanying condensed consolidated financial statements based on its current expectations regarding the collectability of the receivable.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

7. Property and Equipment
Property and equipment, net, consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Building and building improvements	$86,023	$85,966
Machinery and equipment	45,718	41,683
Aircraft and vehicles	25,329	45
Land	23,762	23,762
Leasehold improvements	15,015	8,289
Computer equipment	14,440	13,549
Tooling	13,667	12,895
Furniture and office equipment	10,821	9,669
Demonstration units	489	448
Construction-in-progress	8,434	7,923
Total property and equipment	243,698	204,229
Accumulated depreciation and amortization	(79,119)	(68,233)
Property and equipment, net	$164,579	$135,996
In August 2017, the Company completed its purchase of a corporate aircraft for $25.3 million. For the nine months ended September 30, 2017 and October 1, 2016, depreciation expense of property and equipment was $10.8 million and $9.5 million, respectively.
8. Intangible Assets
Intangible assets, net, consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Patents	$20,715	$19,950
Customer relationships	7,669	7,669
Licenses	7,500	7,500
Acquired technology	5,580	5,580
Trademarks	3,990	3,777
Capitalized software development costs	2,606	2,539
Other	3,681	3,674
Total intangible assets	51,741	50,689
Accumulated amortization	(24,252)	(21,313)
Intangible assets, net	$27,489	$29,376
Total amortization expense for the nine months ended September 30, 2017 and October 1, 2016 was $3.7 million and $2.8 million, respectively. All of these intangible assets have a 10 year weighted average amortization period.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Estimated amortization expense for future fiscal years is as follows (in thousands):

Fiscal year	Amount
2017 (balance of year)	$5,343
2018	4,769
2019	3,710
2020	3,362
2021	2,330
Thereafter	7,975
Total	$27,489
9. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Contract related payables	$14,365	$10,673
Income taxes payable	5,179	76,316
Accrued taxes	4,990	5,135
Accrued customer rebates, fees and reimbursements	4,101	3,893
Accrued stock repurchases	2,653	—
Accrued legal fees	1,263	1,362
Accrued warranty	1,220	910
Related party payable	1,028	525
Accrued donations	634	503
Other	4,756	5,337
Total accrued and other current liabilities	$40,189	$104,654
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
As of September 30, 2017, the Restated Credit Facility had no outstanding draws and outstanding standby letters of credit totaling $0.3 million. The Company incurred interest expense related to the Restated Credit Facility of $0.5 million and $3.0 million for the nine months ended September 30, 2017 and October 1, 2016, respectively. The Company was in compliance with all covenants under the Restated Credit Facility as of September 30, 2017.
11. Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Unrecognized tax benefit	$14,078	$13,442
Deferred rent, long-term	1,350	558
Deferred tax liability, long-term	339	340
Other	292	247
Total other non-current liabilities	$16,059	$14,587
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
12. Stock Repurchase Program
In September 2015, the Company’s Board of Directors (Board) authorized a stock repurchase program, whereby the Company may purchase up to 5.0 million shares of its common stock over a period of up to three years (2015 Repurchase Program). The 2015 Repurchase Program may be carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. The total remaining shares authorized for repurchase under the 2015 Repurchase Program approximated 2.4 million shares as of September 30, 2017. The Company expects to fund the 2015 Repurchase Program through its available cash, future cash from operations, funds available under the Restated Credit Facility or other potential sources of capital.
The following table provides a summary of the Company’s stock repurchase activities during the three and nine months ended September 30, 2017 and October 1, 2016 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Shares repurchased	533	—	533	1,496
Average cost per share	$84.86	$—	$84.86	$42.39
Value of shares repurchased	$45,261	$—	$45,261	$63,403

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

13. Stock-Based Compensation
The total stock-based compensation expense for the nine months ended September 30, 2017 and October 1, 2016 was $11.2 million and $9.7 million, respectively. As of September 30, 2017, an aggregate of 14.1 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 4.0 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for exercise prices):

	Nine Months Ended September 30, 2017
	Shares	Average Exercise Price
Options outstanding, beginning of period	8,521	$28.56
Granted	847	86.80
Canceled	(220)	36.49
Exercised	(2,009)	27.66
Options outstanding, end of period	7,139	$35.48
Options exercisable, end of period	3,991	$26.26
Total stock option expense for the three and nine months ended September 30, 2017 was $2.9 million and $8.2 million, respectively. As of September 30, 2017, the Company had $35.7 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted average period of approximately 3.7 years. The weighted-average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock as of September 30, 2017 was 6.0 years. The weighted-average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock as of September 30, 2017 was 4.3 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for grant date fair value amounts):

	Nine Months Ended September 30, 2017
	Units	Weighted Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,706	$41.45
Granted	33	86.42
Canceled	(25)	85.79
Expired	—	—
Vested	(6)	43.09
RSUs outstanding, end of period	2,708	$41.59
Total RSU expense for the three and nine months ended September 30, 2017 was $0.2 million and $0.3 million, respectively. As of September 30, 2017, the Company had $0.5 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 0.7 years.
In July 2017, in connection with the First Amendment to November 4, 2015 Amended and Restated Employment Agreement (First Amendment), the Company and Mr. Kiani agreed to, among other things modify certain vesting provisions related to the previous award of 2.7 million RSUs to the Company’s Chairman and Chief Executive Officer (see “Employment and Severance Agreements” in Note 14 to these condensed consolidated financial statements for further details).
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows (in thousands, except for grant date fair value amounts):

	Nine Months Ended September 30, 2017
	Units	Weighted Average Grant Date Fair Value
PSUs outstanding, beginning of period	—	$—
Granted	248	90.71
Canceled	(15)	90.87
Expired	—	—
Vested	—	—
PSUs outstanding, end of period	233	$90.70
During the nine months ended September 30, 2017, the Company awarded 233,000 PSUs that will vest in part over time based on the achievement of certain 2017 performance criteria approved by the Board. If earned, 20% of the PSUs granted will vest upon achievement of the performance criteria and the remaining award will vest in equal installments at the beginning of each of the following four years after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 100% of the target amount; therefore, the maximum number of shares that can be issued under these awards is 233,000. Total PSU expense for the three and nine months ended September 30, 2017 was $2.0 million and $2.6 million, respectively. As of September 30, 2017, the Company had $11.4 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 2.5 years.
Valuation of Stock-Based Award Activity
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Risk-free interest rate	1.7% to 2.0%	1.0% to 1.3%	1.7% to 2.2%	1.0% to 1.9%
Expected term (in years)	5.5	5.7	5.5	5.7
Estimated volatility	30.3% to 32.1%	30.3% to 31.9%	29.7% to 32.1%	30.3% to 35.7%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$27.70	$17.99	$27.74	$13.42
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of September 30, 2017 was $365.9 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of September 30, 2017 was $240.7 million. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2017 was $17.4 million.
The fair value of each RSU and PSU award is determined based on the closing price of the Company’s common stock on the grant date, or the modification date, if any.
14. Commitments and Contingencies
Leases
The Company leases certain facilities in North and South America, Europe, the Middle East and Asia-Pacific regions under operating lease agreements expiring at various dates through November 2026. Certain facility leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight-line method based on total lease payments. The Company has received leasehold improvement incentives in connection with certain leased facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of each of September 30, 2017 and December 31, 2016, accrued rent expense in excess of the amount paid aggregated $1.5 million and $0.7 million, respectively, which is classified within other current and non-current liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company leases automobiles in the U.S. and Europe that are classified as operating leases and expire at various dates through November 2020. The majority of these leases are non-cancellable. The Company also has outstanding capital leases for office equipment and computer equipment, all of which are non-cancellable.
Future minimum lease payments, including interest, under operating and capital leases for each of the following fiscal years ending on or about December 31 are (in thousands):

	As of September 30, 2017
	Operating Leases	Capital Leases(1)	Total
2017 (balance of year)	$1,641	$—	$1,641
2018	6,347	—	6,347
2019	5,363	—	5,363
2020	3,165	—	3,165
2021	2,615	—	2,615
Thereafter	7,284	—	7,284
Total	$26,415	$—	$26,415
______________________

(1)	As of September 30, 2017, the Company had an outstanding capital lease of less than $0.1 million, which is not reflected in the above table due to rounding.
Rental expense related to operating leases was $1.7 million and $5.0 million for the three and nine months ended September 30, 2017, respectively, and $1.6 million and $4.5 million for the three and nine months ended October 1, 2016, respectively. Included in the future capital lease payments as of September 30, 2017 is interest aggregating less than $0.1 million.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Employee Retirement Savings Plan
The Company sponsors a qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $0.6 million and $1.8 million to the MRSP for the three and nine months ended September 30, 2017, respectively, and $0.5 million and $1.6 million to the MRSP for the three and nine months ended October 1, 2016, respectively.
In addition, the Company also sponsors various defined contribution plans in certain locations outside of the United States (Subsidiary Plans). For the three and nine months ended September 30, 2017, the Company contributed $0.1 million and $0.2 million, respectively. For the three and nine months ended October 1, 2016, the Company contributed $0.1 million and $0.2 million to the Subsidiary Plans, respectively.
Employment and Severance Agreements
In July 2017, the Company entered into the First Amendment with Joe Kiani, the Company’s Chairman and Chief Executive Officer, which amended that certain Amended and Restated Employment Agreement entered into between the Company and Mr. Kiani on November 4, 2015 (together with the First Amendment, the Amended Employment Agreement). The First Amendment, among other things, eliminates Mr. Kiani’s eligibility for an automatic annual bonus equal to 100% of his base salary, imposes an annual cap on any annual bonus awarded by the Compensation Committee at 200% of his base salary, eliminates his guaranteed grant of 300,000 stock options in fiscal year 2017, modifies certain definitions and conditions related to Mr. Kiani’s ability to terminate his employment with the Company for “Good Reason”, and eliminates the annual 10% reduction of both: (1) the 2.7 million shares subject to the RSU award previously granted to Mr. Kiani (Award Shares) that will vest in certain circumstances, and (2) the $35.0 million cash payment (Cash Payment) that Mr. Kiani will be entitled to receive in certain circumstances.
Pursuant to the terms of the Amended Employment Agreement, upon a “Qualifying Termination” (as defined in the Amended Employment Agreement), Mr. Kiani will be entitled to receive a cash severance benefit equal to two times the sum of his then-current base salary and the average annual bonus paid to Mr. Kiani during the immediately preceding three years, the full amount of the Award Shares and the full amount of the Cash Payment. In addition, in the event of a “Change in Control” (as defined in the Amended Employment Agreement) prior to a Qualifying Termination, on each of the one year and two year anniversaries of the Change in Control, 50% of the Cash Payment and 50% of the Award Shares will vest, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date; however, in the event of a Qualifying Termination or a termination of Mr. Kiani’s employment due to death or disability prior to either of such anniversaries, any unvested amount of the Cash Payment and all of the unvested Award Shares shall vest and be paid in full. Additionally, in the event of a Change in Control prior to a Qualifying Termination, Mr. Kiani’s stock options and any other equity awards will vest in accordance with their terms, but in no event later than in two equal installments on each of the one year and two year anniversaries of the Change in Control, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date. As of September 30, 2017, the expense related to the Award Shares that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement was approximately $233.7 million.
As of September 30, 2017, the Company had severance plan participation agreements with six executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $81.6 million of purchase commitments as of September 30, 2017, which are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items and to achieve better pricing.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of September 30, 2017, the Company had approximately $0.3 million in unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of September 30, 2017, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash in time deposits with major financial institutions. As of September 30, 2017, the Company had $277.6 million of bank balances, of which $3.9 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
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
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three and nine months ended September 30, 2017, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $102.7 million and $308.0 million, respectively, and for the three and nine months ended October 1, 2016, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $94.5 million and $279.8 million, respectively.
For the three months ended September 30, 2017, the Company had sales through two just-in-time distributors that represented 12.3% and 10.9% of total revenue, respectively. For the three months ended October 1, 2016, the Company had sales through the same two just-in-time distributors that represented 14.0% and 13.2% of total revenue, respectively. For the nine months ended September 30, 2017, the Company had sales through two just-in-time distributors that represented 13.2% and 11.4% of total revenue, respectively. For the nine months ended October 1, 2016, the Company had sales through the same two just-in-time distributors that represented 15.0% and 12.4% of total revenue, respectively.
As of September 30, 2017, two just-in-time distributors represented 7.3% and 5.1% of the Company’s accounts receivable balance, respectively. As of December 31, 2016, two different just-in-time distributors represented 7.5% and 5.6% of the Company’s accounts receivable balance, respectively.
For the nine months ended September 30, 2017 and October 1, 2016, the Company recorded $25.7 million and $23.2 million, respectively, in royalty revenues from Medtronic. In exchange for these royalty payments, the Company has provided Medtronic the ability to ship its patent infringing product with a covenant not to sue Medtronic as long as Medtronic abides by the terms of the settlement agreement between the companies.
Litigation
On July 26, 2017, a patent infringement complaint was filed against the Company in the U.S. District Court for the District of Delaware by Silkeen, LLC (Silkeen). The complaint alleges that the Company’s pulse oximetry products infringe certain claims of U.S. Patent No. 7,944,469 titled “System and Method for Using Self-Learning Rules to Enable Adaptive Security Monitoring.” The Company’s policy is and has been not to settle patent infringement claims where it does not believe there is infringement of a valid patent, even if the cost of litigation would exceed the cost of settlement. On October 18, 2017, Silkeen dismissed the case against the Company with prejudice.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

On January 2, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California by Physicians Healthsource, Inc. (PHI). The complaint alleges that the Company sent unsolicited facsimile advertisements in violation of the Junk Fax Protection Act of 2005 and related regulations. The complaint seeks $500 for each alleged violation, treble damages if the District Court finds the alleged violations to be knowing, plus interest, costs and injunctive relief. On April 14, 2014, the Company filed a motion to stay the case pending a decision on a related petition filed by the Company with the Federal Communications Commission (FCC). On May 22, 2014, the District Court granted the motion and stayed the case pending a ruling by the FCC on the petition. On October 30, 2014, the FCC granted some of the relief and denied some of the relief requested in the Company’s petition. Both parties appealed the FCC’s decision on the petition. On November 25, 2014, the District Court granted the parties’ joint request that the stay remain in place pending a decision on the appeal. On March 31, 2017, the D.C. Circuit Court of Appeals vacated and remanded the FCC’s decision, holding that the applicable FCC rule was unlawful to the extent it requires opt-out notices on solicited faxes. On April 28, 2017, PHI filed a petition seeking rehearing by the D.C. Circuit Court of Appeals. The D.C. Circuit Court of Appeals denied the requested rehearing on June 6, 2017. The plaintiffs filed a petition for a writ of certiorari with the United States Supreme Court on September 5, 2017 seeking review of the D.C. Circuit Court of Appeals’ opinion. The Supreme Court has not yet ruled on the petition, and the stay of the District Court litigation has not yet been lifted. The Company believes it has good and substantial defenses to the claims in the District Court litigation, but there is no guarantee that the Company will prevail. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying condensed consolidated financial statements.
On January 31, 2014, an amended putative class action complaint was filed against the Company in the U.S. District Court for the Northern District of Alabama by and on behalf of two participants in the Surfactant, Positive Pressure, and Oxygenation Randomized Trial at the University of Alabama. On April 21, 2014, a further amended complaint was filed adding a third participant. The complaint alleges product liability and negligence claims in connection with pulse oximeters the Company modified and provided at the request of study investigators for use in the trial. On August 13, 2015, the U.S. District Court for the Northern District of Alabama granted summary judgment in favor of the Company on all claims. The plaintiffs have appealed the U.S. District Court for the Northern District of Alabama’s decision. The appellate hearing before the Eleventh Circuit Court of Appeals was held on December 13, 2016, and the parties are awaiting a decision. On July 7, 2017, the Eleventh Circuit Court of Appeals (Eleventh Circuit) issued a Certification to the Supreme Court of Alabama seeking guidance on a legal question. In that Certification, the Eleventh Circuit stated that the plaintiffs failed to establish that participation in the clinical study caused any injuries, and that the negligence, negligence per se, breach of fiduciary duty and products liability claims, which includes the claims currently alleged against the Company, were properly dismissed. On September 7, 2017, the Supreme Court of Alabama issued an order declining to answer the legal question posted by the Eleventh Court. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying consolidated financial statements.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30, 2017		October 1, 2016		September 30, 2017		October 1, 2016
Geographic area by destination:
United States	$119,266	65.8%	$114,563	71.5%	$370,403	68.3%	$345,113	70.7%
Europe, Middle East and Africa	38,127	21.0	23,929	14.9	102,322	18.9	81,887	16.8
Asia and Australia	18,078	10.0	16,630	10.4	51,801	9.6	46,815	9.6
North and South America (excluding United States)	5,800	3.2	5,164	3.2	17,644	3.2	14,368	2.9
Total product revenue	$181,271	100.0%	$160,286	100.0%	$542,170	100.0%	$488,183	100.0%
The Company’s consolidated long-lived assets (total non-current assets excluding deferred taxes, goodwill and intangible assets) by geographic area are (in thousands, except percentages):

	September 30, 2017		December 31, 2016
Long-lived assets by geographic area:
United States	$262,249	96.3%	$216,784	96.3%
International	10,148	3.7	8,383	3.7
Total	$272,397	100.0%	$225,167	100.0%
16. Income Taxes
The Company has provided for income taxes in fiscal 2017 interim periods based on the estimated effective income tax rate for the complete fiscal year and adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The income tax provision is computed on the estimated pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the nine months ended September 30, 2017 and October 1, 2016, the Company recorded discrete tax benefits of approximately $35.1 million and $7.7 million, respectively, related to excess tax benefits realized from stock-based compensation.
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
As of September 30, 2017, the liability for income taxes associated with uncertain tax positions was approximately $15.2 million. If fully recognized, approximately $13.5 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
The Company conducts business in multiple jurisdictions and, as a result, one or more of the Company’s subsidiaries files income tax returns in U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters through fiscal year 2012. All material state, local and foreign income tax matters have been concluded through fiscal year 2009. The Company does not believe that the results of any tax authority examination would have a significant impact on its consolidated financial statements.

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
Our core business is Measure-through Motion and Low Perfusion™ pulse oximetry monitoring, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry. Our product offerings have expanded significantly over the years to also include monitoring blood constituents with an optical signature, optical organ oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring, exhaled gas monitoring, patient monitoring with connectivity platforms, bedside and portable patient monitors and wearable wireless patient monitors. We have also developed a remote patient surveillance monitoring system, Patient SafetyNet, which currently allows up to 200 patients per server to be monitored simultaneously and remotely through a PC-based viewing station or by care providers through their pagers, voice-over-IP phones or smartphones.
Masimo SET® was designed to overcome the primary limitations of conventional pulse oximetry by maintaining accuracy in the presence of motion artifact, low perfusion and weak signal-to-noise situations. Pulse oximetry is the noninvasive measurement of the oxygen saturation level of arterial blood, which delivers oxygen to the body’s tissues, and pulse rate. Pulse oximetry is one of the most common measurements taken inside and outside of hospitals around the world. We believe that Masimo SET® is trusted by clinicians to safely monitor approximately 100 million patients each year. Masimo SET® pulse oximetry has been shown by more than 100 independent studies and thousands of clinical evaluations during patient motion and low-perfusion conditions to provide more accurate measurements than other non-Masimo pulse oximeters, as well as to significantly reduce false alarms (specificity) and accurately detect true alarms (sensitivity) that can indicate a deteriorating patient condition. The use of Masimo SET® pulse oximetry has also been shown to improve patient outcomes by helping clinicians reduce retinopathy of prematurity in neonates, screen newborns for critical congenital heart disease, reduce ventilator weaning time and arterial blood gas measurements in the intensive care unit (ICU), manage fluid therapy, reduce length of stay and complications, and save lives and costs while reducing rapid response activations and ICU transfers within medical-surgical units.
Our rainbow SET™ platform leverages Masimo SET® technology and incorporates licensed rainbow® technology to provide additional continuous noninvasive measurements. Our rainbow SET™ platform includes our rainbow® Pulse CO-Oximetry products, which we believe are the first devices cleared by the U.S. Food and Drug Administration (FDA) to noninvasively and continuously monitor multiple blood-based measurements using multiple wavelengths of light, which previously was only possible through intermittent invasive procedures. In addition to monitoring oxygen saturation (SpO2), pulse rate (PR), perfusion index (Pi), Pleth Variability Index (PVi®) and Respiration Rate (RRa®), rainbow SET™ Pulse CO-Oximetry has the ability to provide noninvasive monitoring of total hemoglobin (SpHb®), carboxyhemoglobin (SpCO®) and methemoglobin

(SpMet®), as well as the calculation of Oxygen Content (SpOC™). The rainbow SET™ platform also allows for monitoring of arterial oxygen saturation, even under the presence of carboxyhemoglobin and methemoglobin, known as fractional arterial oxygen saturation (SpfO2™), Respiration Rate from the Pleth (RRp®), Oxygen Reserve Index™ (ORi™) and Rainbow Pleth Variability Index (RPVi™). Although SpfO2™, RRp®, RPVi™ and ORi™ have received the CE Mark, they are not currently available for sale in the U.S.
In March 2017, we announced the CE Mark of our noninvasive blood pressure (NIBP) measurements for the Rad-97™ Pulse Co-Oximeter® and connectivity hub. In September 2017, we announced FDA 510(k) clearance and full market release of the Rad-97™ Pulse CO-Oximeter®, including configurations with integrated NomoLine™ capnography and NIBP measurement from SunTech Medical. Rad-97™ with NIBP enables clinicians to measure arterial blood pressure for adult, pediatric and neonatal patients, with three measurement modes: spot-check, automatic interval (which measures blood pressure routinely, at a desired interval) and stat interval (which continually measures blood pressure for a desired duration). An integrated port allows clinicians to connect a blood pressure cuff inflation hose directly to Rad-97™, and is compatible with both disposable and reusable cuffs, for a variety of patient types, designed for reliability and patient comfort. In May 2017, we announced the introduction of Rad-G™, a combined pulse oximeter designed primarily for use in pneumonia screening and spot-checking of oxygen saturation (SpO2) in low-resource settings. The Rad-G™ is a low-cost, rugged, handheld pulse oximetry device with a rechargeable battery and LCD display. It uses Measure-through Motion and Low Perfusion™ SET® pulse oximetry technology to measure SpO2, RRp®, PR and Pi. The Rad-G™ is not currently available for sale in the U.S.
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

•
Patient SafetyNet - Our patient surveillance, remote monitoring and clinician notification solution allows for monitoring of the oxygen saturation, pulse rate, perfusion index, hemoglobin, methemoglobin and respiration rate of up to 200 patients simultaneously from a single server. Patient SafetyNet offers a rich user interface with trending, real-time waveform capability at the central station and remote notification via pager or smart phone. Patient SafetyNet also features the Adaptive Connectivity Engine™(ACE), which enables two-way, Health Level 7 (HL7) based connectivity to clinical/hospital information systems. The ACE significantly reduces the time and complexity to integrate and validate custom HL7 implementations and demonstrates our commitment to innovation that automates patient care with open, scalable and standards-based connectivity architecture.

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
Stock Repurchase Program
In September 2015, our board of directors (Board) authorized a stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. As of September 30, 2017, approximately 2.4 million shares remained authorized for repurchase under this program.
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

Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30, 2017	Percentage of Revenue	October 1, 2016	Percentage of Revenue	September 30, 2017	Percentage of Revenue	October 1, 2016	Percentage of Revenue
Revenue:
Product	$181,271	93.6%	$160,286	95.6%	$542,170	94.6%	$488,183	95.5%
Royalty and other revenue	12,421	6.4	7,335	4.4	30,757	5.4	23,241	4.5
Total revenue	193,692	100.0	167,621	100.0	572,927	100.0	511,424	100.0
Cost of goods sold	65,027	33.6	57,499	34.3	191,692	33.5	171,954	33.6
Gross profit	128,665	66.4	110,122	65.7	381,235	66.5	339,470	66.4
Operating expenses:
Selling, general and administrative	65,390	33.8	57,845	34.5	197,339	34.4	184,244	36.0
Research and development	15,300	7.9	15,673	9.4	45,859	8.0	44,856	8.8
Total operating expenses	80,690	41.7	73,518	43.9	243,198	42.4	229,100	44.8
Operating income	47,975	24.8	36,604	21.8	138,037	24.1	110,370	21.6
Non-operating income (expense)	287	0.1	(546)	(0.3)	1,319	0.2	423	0.1
Income before provision for income taxes	48,262	24.9	36,058	21.5	139,356	24.3	110,793	21.7
Provision for income taxes	9,027	4.7	8,285	4.9	8,108	1.4	25,420	5.0
Net income	$39,235	20.3%	$27,773	16.6%	$131,248	22.9%	$85,373	16.7%
Comparison of the Three Months ended September 30, 2017 to the Three Months ended October 1, 2016
Revenue. Total revenue increased $26.1 million, or 15.6%, to $193.7 million for the three months ended September 30, 2017 from $167.6 million for the three months ended October 1, 2016. The following table details our total product revenues by the geographic area to which the products were shipped for each of the three months ended September 30, 2017 and October 1, 2016 (dollars in thousands):

	Three Months Ended
	September 30, 2017		October 1, 2016		Increase/ (Decrease)	Percentage Change
United States	$119,266	65.8%	$114,563	71.5%	$4,703	4.1%
Europe, Middle East and Africa	38,127	21.0	23,929	14.9	14,198	59.3
Asia and Australia	18,078	10.0	16,630	10.4	1,448	8.7
North and South America (excluding United States)	5,800	3.2	5,164	3.2	636	12.3
Total product revenue	$181,271	100.0%	$160,286	100.0%	$20,985	13.1%
Royalty and other revenue	12,421		7,335		5,086	69.3
Total revenue	$193,692		$167,621		$26,071	15.6%
Product revenue increased $21.0 million, or 13.1%, to $181.3 million for the three months ended September 30, 2017 from $160.3 million for the three months ended October 1, 2016. This increase was primarily due to higher sales of consumables. We estimate that our installed base of circuit boards and pulse oximeters increased to approximately 1,566,000 units at September 30, 2017 as compared to 1,482,000 units at October 1, 2016.

Product revenue generated through our direct and distribution sales channels increased $21.7 million, or 15.8%, to $159.1 million for the three months ended September 30, 2017, compared to $137.4 million for the three months ended October 1, 2016. Revenues from our OEM channel decreased $0.7 million, or 3.0%, to $22.2 million for the three months ended September 30, 2017 as compared to $22.9 million for the three months ended October 1, 2016. Total rainbow® product revenue increased by $3.6 million, or 19.9%, to $21.5 million for the three months ended September 30, 2017, compared to $18.0 million for the three months ended October 1, 2016, primarily due to an increase in rainbow® orders from a large international customer.
Royalty and other revenue consists primarily of royalties received from Medtronic plc (Medtronic, formerly Covidien Ltd.) related to its U.S. sales pursuant to the terms of our settlement agreement, and revenue from non-recurring engineering (NRE) services for certain OEM customers. The $5.1 million increase in royalty and other revenue for the three months ended September 30, 2017 compared to the three months ended October 1, 2016 primarily related to revenue from NRE services.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the three months ended September 30, 2017 and October 1, 2016 was as follows (dollars in thousands):

	Three Months Ended
	September 30, 2017	Gross Profit Percentage	October 1, 2016	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product gross profit	$116,890	64.5%	$102,787	64.1%	$14,103	13.7%
Royalty and other revenue gross profit	11,775	94.8	7,335	100.0	4,440	60.5
Total gross profit	$128,665	66.4%	$110,122	65.7%	$18,543	16.8%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $7.5 million for the three months ended September 30, 2017 compared to the three months ended October 1, 2016, primarily due to increased product revenue and higher production costs associated with the expansion of our manufacturing capacity. Product gross margins increased slightly to 64.5% for the three months ended September 30, 2017 compared to 64.1% for the three months ended October 1, 2016, primarily due to favorable product mix. Royalty and other revenue gross profit increased by $4.4 million for the three months ended September 30, 2017 compared to the three months ended October 1, 2016, primarily due to NRE services.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended September 30, 2017 and October 1, 2016 were as follows (dollars in thousands):

Selling, General and Administrative
Three Months Ended September 30, 2017	Percentage of Net Revenues	Three Months Ended October 1, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$65,390	33.8%	$57,845	34.5%	$7,545	13.0%
Selling, general and administrative expenses increased $7.5 million, or 13.0%, for the three months ended September 30, 2017 compared to the three months ended October 1, 2016. This increase was primarily attributable to higher payroll and employee-related expenses of approximately $4.7 million, higher selling and marketing related costs of approximately $1.9 million and higher occupancy costs of approximately $1.0 million Stock-based compensation expense of approximately $4.0 million and $2.5 million was included in selling, general and administrative expenses for the three months ended September 30, 2017 and October 1, 2016, respectively.
Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended September 30, 2017 and October 1, 2016 were as follows (dollars in thousands):

Research and Development
Three Months Ended September 30, 2017	Percentage of Net Revenues	Three Months Ended October 1, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$15,300	7.9%	$15,673	9.4%	$(373)	(2.4)%
Research and development expenses decreased $0.4 million, or 2.4%, for the three months ended September 30, 2017 compared to the three months ended October 1, 2016, primarily due to capitalized costs related to customer NRE services of approximately $1.0 million and lower project expenses of approximately $0.3 million, which were offset by higher payroll expenses of approximately $1.0 million. Included in research and development expenses was approximately $0.9 million and $0.8 million of stock-based compensation expense for the three months ended September 30, 2017 and October 1, 2016, respectively.
Non-operating Income (Expense). Non-operating income consists primarily of interest income, interest expense and foreign exchange losses. Non-operating income for the three months ended September 30, 2017 and October 1, 2016 was as follows (dollars in thousands):

Non-operating Income (Expense)
Three Months Ended September 30, 2017	Percentage of Net Revenues	Three Months Ended October 1, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$287	0.1%	$(546)	(0.3)%	$833	(152.6)%
Non-operating income increased by $0.8 million for the three months ended September 30, 2017 compared to the three months ended October 1, 2016. Non-operating income for the three months ended September 30, 2017 consisted of approximately $0.7 million in net interest income, which was offset by approximately $0.4 million of net realized and unrealized losses on foreign currency denominated transactions. Non-operating income (expense) for the three months ended October 1, 2016 consisted of approximately $0.9 million of interest expense, which was offset by approximately $0.3 million of net realized and unrealized gains on foreign currency denominated transactions.
Provision for Income Taxes. Our provision for income taxes for the three months ended September 30, 2017 and October 1, 2016 was as follows (dollars in thousands)

Provision for Income Taxes
Three Months Ended September 30, 2017	Percentage of Net Revenues	Three Months Ended October 1, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$9,027	4.7%	$8,285	4.9%	$742	9.0%
For the three months ended September 30, 2017, we recorded a provision for income taxes of approximately $9.0 million, or an effective tax rate of 18.7%, as compared to a provision for income taxes of approximately $8.3 million, or an effective tax rate of 23.0%, for the three months ended October 1, 2016. The decrease in the effective tax rate for the three months ended September 30, 2017 resulted primarily from a discrete tax benefit of approximately $4.9 million related to excess tax benefits realized from stock-based compensation pursuant to Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which substantially exceeded the discrete tax benefit of approximately$2.6 million recorded for such excess tax benefits during the three months ended October 1, 2016.
Comparison of the Nine Months ended September 30, 2017 to the Nine Months ended October 1, 2016
Revenue. Total revenue increased $61.5 million, or 12.0%, to $572.9 million for the nine months ended September 30, 2017 from $511.4 million for the nine months ended October 1, 2016. The following table details our total product revenues by the geographic area to which the products were shipped for each of the nine months ended September 30, 2017 and October 1, 2016 (dollars in thousands):

	Nine Months Ended
	September 30, 2017		October 1, 2016		Increase/ (Decrease)	Percentage Change
United States	$370,403	68.3%	$345,113	70.7%	$25,290	7.3%
Europe, Middle East and Africa	102,322	18.9	81,887	16.8	20,435	25.0
Asia and Australia	51,801	9.6	46,815	9.6	4,986	10.7
North and South America (excluding United States)	17,644	3.2	14,368	2.9	3,276	22.8
Total product revenue	$542,170	100.0%	$488,183	100.0%	$53,987	11.1%
Royalty and other revenue	30,757		23,241		7,516	69.3
Total revenue	$572,927		$511,424		$61,503	12.0%
Product revenue increased $54.0 million or 11.1%, to $542.2 million for the nine months ended September 30, 2017 from $488.2 million for the nine months ended October 1, 2016. This increase was primarily due to higher sales of consumables, monitors and semiconductors, which was partially offset by the impact of approximately $1.7 million in unfavorable foreign exchange rate movements from the prior year period that reduced the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies, primarily the British Pound and Japanese Yen. We estimate that our installed base of circuit boards and pulse oximeters increased to approximately 1,566,000 units at September 30, 2017 as compared to 1,482,000 units at October 1, 2016.
Product revenue generated through our direct and distribution sales channels increased $55.1 million, or 13.1%, to $474.4 million for the nine months ended September 30, 2017, compared to $419.3 million for the nine months ended October 1, 2016. Revenues from our OEM channel decreased $1.1 million, or 1.7%, to $67.8 million for the nine months ended September 30, 2017 as compared to $68.9 million for the nine months ended October 1, 2016. Total rainbow® product revenue increased by $2.8 million, or 5.5%, to $52.6 million for the nine months ended September 30, 2017, compared to $49.8 million for the nine months ended October 1, 2016.
Royalty and other revenue increased by $7.5 million for the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016, primarily due to higher revenue from NRE services.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the nine months ended September 30, 2017 and October 1, 2016 was as follows (dollars in thousands):

	Nine Months Ended
	September 30, 2017	Gross Profit Percentage	October 1, 2016	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product gross profit	$351,190	64.8%	$316,229	64.8%	$34,961	11.1%
Royalty and other revenue gross profit	30,045	97.7	23,241	100.0	6,804	29.3
Total gross profit	$381,235	66.5%	$339,470	66.4%	$41,765	12.3%
Cost of goods sold increased $19.7 million for the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016, primarily due to higher product revenue and higher production costs associated with the expansion of our manufacturing capacity. Product gross margins remained unchanged at 64.8% for the nine months ended September 30, 2017 and October 1, 2016. Royalty and other revenue gross profit increased by $6.8 million for the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016, primarily due to NRE services.
Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2017 and October 1, 2016 were as follows (dollars in thousands):

Selling, General and Administrative
Nine Months Ended September 30, 2017	Percentage of Net Revenues	Nine Months Ended October 1, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$197,339	34.4%	$184,244	36.0%	$13,095	7.1%
Selling, general and administrative expenses increased $13.1 million, or 7.1%, for the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016. This increase was primarily attributable to higher payroll and employee-related expenses of approximately $10.3 million, higher marketing-related costs of approximately $4.6 million and higher occupancy costs of approximately $2.4 million, which were partially offset by approximately $4.0 million of lower legal fees. Stock-based compensation expense of approximately $8.7 million and $7.3 million was included in selling, general and administrative expenses for the nine months ended September 30, 2017 and October 1, 2016, respectively.
Research and Development. Research and development expenses for the nine months ended September 30, 2017 and October 1, 2016 were as follows (dollars in thousands):

Research and Development
Nine Months Ended September 30, 2017	Percentage of Net Revenues	Nine Months Ended October 1, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$45,859	8.0%	$44,856	8.8%	$1,003	2.2%
Research and development expenses increased $1.0 million, or 2.2%, for the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016, primarily due to higher payroll-related costs of approximately $3.0 million, higher project related costs of $0.3 million, higher outside services costs of approximately $0.2 million and higher occupancy costs of $0.2 million, which were partially offset by capitalized costs related to customer NRE services of approximately $2.9 million. Included in research and development expenses was approximately $2.3 million and $2.1 million of stock-based compensation expense for the nine months ended September 30, 2017 and October 1, 2016, respectively.
Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange losses. Non-operating income for the nine months ended September 30, 2017 and October 1, 2016 was as follows (dollars in thousands):

Non-operating Income
Nine Months Ended September 30, 2017	Percentage of Net Revenues	Nine Months Ended October 1, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$1,319	0.2%	$423	0.1%	$896	211.8%
Non-operating income increased by $0.9 million for the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016. Non-operating income for the nine months ended September 30, 2017 consisted of approximately $1.6 million in net interest income, which was partially offset by approximately $0.2 million of net realized and unrealized gains on foreign currency denominated transactions. Non-operating income for the nine months ended October 1, 2016 consisted of approximately $2.6 million of net realized and unrealized gains on foreign currency denominated transactions and an approximate $0.3 million gain resulting from our deconsolidation of Cercacor, which was partially offset by $2.7 million of interest expense.
Provision for Income Taxes. Our provision for income taxes for the nine months ended September 30, 2017 and October 1, 2016 was as follows (dollars in thousands):

Provision for Income Taxes
Nine Months Ended September 30, 2017	Percentage of Net Revenues	Nine Months Ended October 1, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$8,108	1.4%	$25,420	5.0%	$(17,312)	(68.1)%
For the nine months ended September 30, 2017, we recorded a provision for income taxes of approximately $8.1 million, or an effective tax benefit rate of 5.8%, as compared to a provision for income taxes of approximately $25.4 million, or an effective tax rate of 22.9%, for the nine months ended October 1, 2016. The decrease in the tax rate for the nine months ended September 30, 2017 resulted primarily from a discrete tax benefit of approximately $35.1 million related to excess tax benefits realized from stock-based compensation pursuant to ASU 2016-09, which substantially exceeded the discrete tax provision of approximately $7.7 million recorded for such excess tax benefits during the nine months ended October 1, 2016. Partially offsetting this discrete tax benefit was an increase in our effective tax rate resulting from differences in our expected fiscal 2017 geographic composition of our pre-tax income compared to our expected fiscal 2016 geographic composition as of October 1, 2016.

Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, funds expected to be generated from operations and funds available under our revolving credit agreement. At September 30, 2017, we had approximately $374.0 million in working capital and approximately $289.9 million in cash and cash equivalents as compared to approximately $286.9 million in working capital and approximately $306.0 million in cash and cash equivalents at December 31, 2016. We carry cash equivalents at cost that approximates fair value. We currently do not maintain an investment portfolio but have the ability to invest in various security holdings, types and maturities that meet credit quality standards in accordance with our investment guidelines.
As of September 30, 2017, we had cash totaling $170.8 million held outside of the U.S., of which approximately $18.3 million was accessible without additional tax cost and approximately $152.5 million was accessible at an incremental estimated tax cost of approximately $47.4 million. In managing our day-to-day liquidity and capital structure, we do not rely on foreign earnings as a source of funds. We currently have sufficient funds on-hand and available under our line of credit to fund our domestic operations and do not anticipate the need to repatriate funds associated with our permanently reinvested foreign earnings. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes with respect to any such repatriation.
We are currently evaluating the collectability of certain amounts that have been paid to our appointed foreign agent in connection with a foreign government tender that have not been timely remitted by such agent to us. As of September 30, 2017, the net amount due to us from such agent was approximately $8.6 million. See Note 6 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
Cash Flows
The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30, 2017	October 1, 2016
Net cash (used in) provided by:
Operating activities	$9,027	$88,030
Investing activities	(41,195)	(18,629)
Financing activities	13,030	(75,348)
Effect of foreign currency exchange rates on cash	3,112	(382)
Increase (decrease) in cash and cash equivalents	$(16,026)	$(6,329)
Operating Activities. Cash provided by operating activities was approximately $9.0 million for the nine months ended September 30, 2017. Net income from operations was $131.2 million, which was offset by non-cash activity including depreciation and amortization of $14.4 million and stock-based compensation of $11.2 million. These sources of cash were offset by other changes in operating assets and liabilities, including a decrease in accrued liabilities of $66.9 million, primarily related to tax payments for the year ended December 31, 2016; a decrease in deferred revenue of $5.9 million, primarily due to decreased channel inventory; increases in inventories and deferred cost of goods sold of $26.0 million and $16.2 million, respectively; an increase in accounts receivable of $17.3 million, primarily due to the timing of cash receipts; an increase in other current assets of $11.1 million, primarily related to estimated tax payments for the current fiscal year; a decrease in accrued compensation of $9.1 million, primarily due to the timing of payments and an increase in accounts payable of $3.7 million, primarily due to the timing of payments.

Cash provided by operating activities was approximately $88.0 million for the nine months ended October 1, 2016, arising primarily from net income of $85.4 million. Non-cash activity included depreciation and amortization of $12.4 million, stock-based compensation of $9.7 million and deferred income taxes of $5.0 million. In addition, deferred revenue decreased by $10.9 million and accounts payable increased by $9.4 million during the nine months ended October 1, 2016. These sources of cash were primarily offset by other changes in operating assets and liabilities, including an increase in accounts receivable of $13.4 million due to the timing of collections, an increase in deferred cost of goods sold of $11.3 million, an increase in inventory of $5.1 million and increases in prepaid income taxes, other current assets and prepaid expenses of $5.6 million, $4.4 million and $2.9 million, respectively, all due to the timing of related payments.
Investing Activities. Cash used in investing activities for the nine months ended September 30, 2017 was $41.2 million, consisting of $37.8 million for purchases of property and equipment, of which approximately $25.3 million related to the purchase of a corporate aircraft; capitalized intangible asset costs of $2.2 million related primarily to patent and trademark costs and an increase in long-term investments of $1.1 million. Cash used in investing activities for the nine months ended October 1, 2016 was $18.6 million, consisting of $13.7 million for purchases of property and equipment, capitalized intangible asset costs of $4.0 million related to patent and trademark costs and $0.8 million related to the deconsolidation of Cercacor. See Note 3 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the deconsolidation of Cercacor.
Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2017 was $13.0 million, primarily driven by proceeds from the exercise of employee options totaling $55.7 million, offset by common stock repurchase transactions of $42.6 million. Cash used in financing activities for the nine months ended October 1, 2016 was $75.3 million, primarily driven by common stock repurchase transactions during the nine month period totaling $68.2 million and net repayments under our Restated Credit Facility of $32.5 million, offset by proceeds from the issuance of common stock (upon exercise of options) totaling $26.1 million.
Capital Resources and Prospective Capital Requirements
As of September 30, 2017, we did not have any outstanding loan draws and had $0.3 million in outstanding letters of credit under our Restated Credit Facility, leaving available borrowing capacity of $249.7 million. We also had outstanding capital lease obligations of less than $0.1 million related primarily to office and computer equipment. We had no other debt obligations and were in compliance with all bank covenants.
In September 2015, the Board authorized a stock repurchase program for the repurchase of up to 5.0 million shares of our common stock over a period of up to three years. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions.  As of September 30, 2017, approximately 2.4 million shares remained authorized for repurchase under this stock repurchase program. For additional information regarding our stock repurchase program, see Note 12 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The amount and timing of our actual operating, investing and financing activities will vary significantly depending on numerous factors, including changes in working capital, the level of our capital expenditures, costs of product development efforts, stock repurchase activity and costs related to our domestic and international regulatory requirements. However, we anticipate that our existing cash and cash equivalents, as well as amounts available under the Restated Credit Facility, will be sufficient to meet our working capital requirements, capital expenditures and other operational funding needs for at least the next 12 months.

Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we engaged in these relationships. As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of net revenues, expenses, assets and liabilities. We regularly evaluate our estimates and assumptions related to our critical accounting policies, including revenue recognition and deferred revenue, inventory and related reserves for excess or obsolete inventory, allowance for doubtful accounts, stock-based compensation, goodwill, deferred taxes and related valuation allowances, uncertain tax positions, tax contingencies, litigation costs and loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. Changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact on our condensed consolidated financial statements and future results of operations may be material. For a description of our critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 15, 2017. There have been no material changes to any of our critical accounting policies during the nine months ended September 30, 2017.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our outstanding debt instruments. Our risk associated with fluctuations in interest expense is currently limited to interest associated with our outstanding capital lease arrangements, which have fixed interest rates, and any borrowings under our Restated Credit Facility and any amendments thereto. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest-sensitive financial instruments at September 30, 2017. Declines in interest rates over time will, however, reduce our interest income and expense while increases in interest rates will increase our interest income and expense.
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
Our primary foreign currency exchange rate exposures are with the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound, Mexican Peso and Australian Dollar, against the U.S. Dollar. Foreign currency exchange rates have experienced significant movements in recent years, and such volatility may continue in the future. During the three and nine months ended September 30, 2017, we estimate that changes in the exchange rates of the U.S. Dollar, relative primarily to the Euro and British Pound, unfavorably impacted our revenues by $0.2 million and $1.7 million, respectively, when compared to foreign exchange rates from the prior year period. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of September 30, 2017 would have resulted in an estimated reduction of $10.6 million in reported pre-tax income for the nine months ended September 30, 2017. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are party to a cross-licensing agreement with Cercacor, which has been amended several times, most recently in an Amended and Restated Cross-Licensing Agreement, effective January 1, 2007 (the Cross-Licensing Agreement). Under the Cross-Licensing Agreement, we granted Cercacor:

•
an exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® technology owned by us, including all improvements on this technology, for the monitoring of non-vital signs parameters and to develop and sell devices incorporating Masimo SET® for monitoring non-vital signs parameters in any product market in which a product is intended to be used by a patient or pharmacist rather than by a professional medical caregiver, which we refer to as the Cercacor Market; and

•	a non-exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® technology owned by us for measurement of vital signs in the Cercacor Market.
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
These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. For the nine months ended September 30, 2017 and October 1, 2016, shipments of our pulse oximetry products to customers that are members of GPOs represented approximately $308.0 million and $279.8 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
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
We have a concentration of OEM, distribution and direct customers. We cannot provide any assurance that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results. For the nine months ended September 30, 2017 and October 1, 2016, we had sales through two just-in-time distributors, which in total represented approximately 24.6% and 27.4% of our total revenue, respectively.

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
To support our product applications to the FDA, we frequently are required to conduct clinical testing of our products. Such clinical testing must be conducted in compliance with FDA requirements pertaining to human research. Among other requirements, we must obtain informed consent from human subjects and approval by institutional review boards before such studies may begin. We must also comply with other FDA requirements such as monitoring, record-keeping, reporting and the submission of information regarding certain clinical trials to a public database maintained by the National Institutes of Health. In addition, depending on the risk posed by a study, we may be required to obtain the FDA’s approval of the study under an Investigational Device Exemption (IDE). Compliance with these requirements can require significant time and resources and if the FDA determines that we have not complied with such requirements, it may refuse to consider the data to support our applications or initiate enforcement actions.
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
We sell consumer versions of our iSpO2® and MightySat™ pulse oximeters that are not intended for medical use. We are marketing these products in accordance with the FDA’s current policy for products that are intended for wellness or fitness uses. Some of our products or product features may also be exempted from the 510(k) process and/or other regulatory requirements in accordance with specific FDA guidance and policies, such as the FDA guidance related to mobile medical applications. In addition, some of our products or product features may not be subject to regulation under Section 520(o) of the FDCA, which was enacted as part of the 21st Century Cures Act (Cures Act) in December 2016 and excludes certain software functions from the statutory definition of a device. We cannot assure you that the FDA will not change its policy regarding the regulation of these products. If the FDA changes its policy or concludes that our marketing of these products is not in accordance with its current policy and/or Section 520(o) of the FDCA, we may be required to seek clearance or approval of these devices through the 510(k), de novo or PMA processes.
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

In January 2016, the FDA issued certificates to foreign governments (CFGs) for products manufactured in our Irvine, California facility, which allows us to continue to register and import products into certain countries that require CFGs. In May 2017, the FDA inspected the Irvine facility and evaluated our corrective actions in response to the Warning Letter. At the close of that inspection, the FDA did not issue a Form 483 and later issued a letter indicating that, based on the FDA’s evaluation, it appeared that we had addressed the violations contained in the Warning Letter. The letter indicated that future FDA inspections and regulatory activities will further assess the adequacy and sustainability of the corrections.
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

*Federal regulatory reforms may make it difficult to maintain or attain approval to develop and commercialize our products and technologies.
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
In August 2017, Congress enacted the FDA Reauthorization Act of 2017 (FDARA). FDARA reauthorized the FDA to collect device user fees, including a new user fee for de novo classification requests, and contained substantive amendments to the device provisions of the FDCA. Among other changes, FDARA required that the FDA update and revise its processes for scheduling inspections of device establishments, communicating about those inspections with manufacturers and providing feedback on the manufacturer’s responses to Form 483s. The statute also required that the FDA study the impact of device servicing, including third party servicers, and creates a new process for device sponsors to request classification of accessory devices as part of the PMA application for the parent device or to request a separate classification of accessory devices.
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
A number of states also have false claims laws, and some of these laws may apply to claims for items or services reimbursed under Medicaid and/or commercial insurance. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs and imprisonment. In particular, when an entity is determined to have violated the federal Civil False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $10,975 to $21,916 (adjusted for inflation) for each separate false claim.
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
Changes in the health care industry in the U.S. and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business. In 2010, President Obama signed health care reform legislation into law that required most individuals to have health insurance, established new regulations on health plans, created insurance pooling mechanisms and reduced Medicare spending on services provided by hospitals and other providers. Beginning in January 2013, this legislation also imposed significant new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, as well as related compliance and reporting obligations. Although President Obama signed into law a bill that included a two-year suspension of the medical device tax beginning in January 2016, such tax will be reimposed on medical device makers beginning in January 2018 if such suspension is not extended or the medical device tax is not permanently repealed.
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
Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that, as of September 30, 2017, a number of our stockholders, including certain of our directors and executive officers, continue to own shares of Cercacor stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.
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
In addition, a change in accounting pronouncements or taxation rules or practices, or the interpretation of them by the SEC or other regulatory bodies, could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Moreover, there have been recent public announcements by members of the U.S. Congress, President Trump and his administration regarding their plans to make substantial changes in the taxation of U.S. companies and their foreign operations, including the possible implementation of a border tax, tariff or increase in custom duties on products manufactured outside of and imported into the U.S., as well as the renegotiation of U.S. trade agreements. Certain of our manufacturing facilities are located in Mexico and Sweden, and the imposition of a border tax, tariff or higher customs duties on our products imported into the U.S., or any potential corresponding actions by other countries in which we do business, could negatively impact our financial performance. Furthermore, changes to existing rules, the adoption of new rules, changes in tax laws, changes in trade policies or the expiration of existing favorable tax holidays may adversely affect our reported financial results or the way we conduct our business.
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
We are highly dependent on our senior management, especially Joe Kiani, our Chief Executive Officer, and other key officers. We are also heavily dependent on our engineers and field sales team, including sales representatives and clinical specialists. Additionally, from time to time, some of our key personnel may hold stock options with an exercise price that is greater than our recent closing prices, which may minimize the retention value of these options. The loss of the services of members of our key personnel or the inability to attract and retain qualified personnel in the future could prevent the implementation and completion of our objectives, including the development and introduction of our products. In general, our key personnel may terminate their employment at any time and for any reason without notice, unless the individual is a participant in our 2007 Severance Protection Plan, in which case the individual has agreed to provide us with six months’ notice if such individual decides to voluntarily resign.

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
We derive a portion of our net sales from international operations. For the nine months ended September 30, 2017 and October 1, 2016, approximately 31.7% and 29.3%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we could be exposed to potentially significant penalties if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.
We are currently evaluating the collectability of certain amounts that have been paid by a foreign government customer to our appointed foreign agent in connection with a foreign government tender, but which have not been timely remitted to us by such agent in accordance with the agency agreement. We are actively working with such agent to arrange for payment, possibly under an extended payment plan, as well as exploring other potential remedies for recovery of this receivable. As of September 30, 2017, the net amount due to us from such agent was approximately $8.6 million. Any failure to collect any amounts from this foreign agent or any other foreign agent could adversely impact our business, operating results and financial condition.
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
In addition, our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include, but are not limited to:

•	the imposition of additional U.S. and foreign governmental controls or regulations;

•	the imposition of costly and lengthy new export licensing requirements;

•	a shortage of high-quality sales people and distributors;

•	the loss of any key personnel that possess proprietary knowledge, or who are otherwise important to our success in certain international markets;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of new trade restrictions;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	the inability to collect amounts paid by foreign government customers to our appointed foreign agents;

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;

•	pricing pressure that we may experience internationally;

•	changes in foreign currency exchange rates;

•	laws and business practices favoring local companies;

•	political instability and actual or anticipated military or political conflicts;

•	financial and civil unrest worldwide;

•	outbreaks of illnesses, pandemics or other local or global health issues such as the Zika virus;

•	longer payment cycles, increased credit risk and different collection remedies with respect to receivables; and

•	difficulties in enforcing or defending intellectual property rights.
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
Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could result in increased regulation, cost of compliance and limitations on data collection, use, disclosure and transfer. For example, in October 2015, the Court of Justice of the EU ruled that the US-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States, was invalid. In July 2016, a new data transfer framework referred to as the EU-U.S. Privacy Shield was adopted, which may provide a new mechanism for companies to transfer EU personal data to the U.S. While we have adopted the EU-U.S. Privacy Shield framework for the transfer of personal data from the EU to the U.S., our means for transferring personal data from the EU may not be adopted by all of our customers and suppliers and may be subject to legal challenge or risk of enforcement actions by data protection authorities. In addition, in April 2016, the EU approved a new data protection regulation, known as the General Data Protection Regulation (GDPR), which will become effective in May 2018. The GDPR will include new operational requirements for companies that receive or process personal data of EU residents, as well as significant penalties for non-compliance. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could subject us to cash and non-cash penalties, disrupt our operations, involve significant management distraction and result in a material adverse effect on our business, financial condition and results of operations.
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

In addition, under our Restated Credit Facility, we are required to satisfy and maintain specified financial ratios and other affirmative covenants. Our ability to meet those financial ratios and affirmative covenants could be affected by events beyond our control and, therefore, we cannot be assured that we will be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under the Restated Credit Facility. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the Restated Credit Facility immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. As of September 30, 2017, we had no amounts outstanding under the Restated Credit Facility and were in compliance with all applicable covenants.
Risks Related to Our Stock
*Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From January 3, 2017 to September 30, 2017, our closing stock price ranged from $67.40 to $104.46 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
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
As of September 30, 2017, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 12.0% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and Board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

*Our investors could experience substantial dilution of their investments as a result of subsequent exercises of our outstanding options, vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs), or the grant of future equity awards by us.
As of September 30, 2017, approximately 14.1 million shares of our common stock were reserved for future issuance under our equity incentive plans, of which approximately 7.1 million shares were subject to options outstanding at such date at a weighted-average exercise price of $35.48 per share, approximately 2.7 million shares were subject to outstanding RSUs, approximately 0.2 million shares were subject to outstanding PSUs and approximately 4.0 million shares were available for future grant under our 2017 Equity Incentive Plan. Over the past 12 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution. We rely on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.
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
In September 2015, our Board authorized a stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. As of September 30, 2017, approximately 2.4 million shares remained available for repurchase under this program. Any repurchase of our common stock will be at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. In addition, under certain circumstances, our Restated Credit Facility may limit or restrict our ability to repurchase our stock. In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our Board may modify or amend our stock repurchase program at any time at its discretion without stockholder approval.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
Stock repurchases during each fiscal month of the quarter ended September 30, 2017 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 2, 2017 to July 29, 2017	—	$—	—	2,901,215
July 30, 2017 to August 26, 2017	—	—	—	2,901,215
August 27, 2017 to September 30, 2017	533,335	84.86	533,335	2,367,880
Total	533,335	$84.86	533,335	2,367,880

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

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.1)
3.2	(2)	Amended and Restated Bylaws adopted on October 20, 2011 (Exhibit 3.2)
4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)
4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999, between Masimo Corporation and certain of its stockholders (Exhibit 4.2)
4.3#	(3)	Masimo Retirement Savings Plan (Exhibit 4.7)
10.1#	(4)	First Amendment to November 4, 2015 Amended and Restated Employment Agreement, dated July 27, 2017, by and between Masimo Corporation and Joe Kiani.
10.2#	(5)	Offer Letter, dated September 22, 2017, between the Company and Micah Young
12.1*		Statement Regarding the Computation of Ratio of Earnings to Fixed Charges
31.1*		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*		Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*		Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the nine months ended September 30, 2017 and October 1, 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2017 and October 1, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and October 1, 2016, and (v) Notes to Condensed Consolidated Financial Statements.
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

(5)
Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on September 25, 2017. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

#	Indicates management or compensatory plan.

*	Filed herewith.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASIMO CORPORATION

Date: October 31, 2017	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: October 31, 2017	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer