Form 10-K
period 2017-12-30
MASIMO CORP
filed 2018-02-28
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017
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

Large accelerated filer	☒	Accelerated filer	☐	Non accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market, was approximately $3,844.0 million. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. At January 26, 2018, the registrant had 51,636,352 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the registrant’s proxy statement for the registrant’s 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

MASIMO CORPORATION
FISCAL YEAR 2017 FORM 10-K ANNUAL REPORT

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
Our core business is Measure-through Motion and Low Perfusion® pulse oximetry monitoring, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry. Our product offerings have expanded significantly over the years to also include noninvasive monitoring of blood constituents with an optical signature, optical organ oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring and exhaled gas monitoring. In addition, we have developed the Root™ patient monitoring and connectivity platform, the Radical-7® and Rad-97™ bedside and portable patient monitors and the Radius-7® wearable wireless patient monitor. We have also developed the Patient SafetyNet1 supplemental remote patient surveillance and monitoring system, which currently allows up to 200 patients to be monitored and viewed simultaneously and remotely through a PC-based monitor or by care providers through their pagers, voice-over-IP phones or smartphones.
Our solutions and related products are based upon our proprietary Masimo SET® and rainbow® algorithms. These technologies are incorporated into a variety of product platforms designed to meet our customers’ needs. In addition, we provide our technologies to OEMs in a form factor that is easy to integrate into their patient monitors, defibrillators, infant incubators and other devices.
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
Conventional Pulse Oximetry
Pulse oximetry enables the noninvasive measurement of the oxygen saturation level of arterial blood (SpO2), which delivers oxygen to the body’s tissues. Pulse oximetry also measures pulse rate (PR), which, when measured by electrocardiogram (ECG), is called heart rate. Pulse oximeters use sensors attached to an extremity, typically the fingertip or certain core body sites. These sensors contain two light-emitting diodes that transmit red and infrared light from one side of the extremity through the tissue to a photodetector on the other side of the extremity. The photodetector in the sensor measures the amount of red and infrared light absorbed by the tissue. A microprocessor then analyzes the changes in light absorption to provide a continuous, real-time measurement of the amount of oxygen in the patient’s arterial blood. Pulse oximeters typically give audio and visual alerts, or alarms, when the patient’s arterial blood oxygen saturation level or pulse rate falls outside of a user-designated range. As a result, clinicians have the opportunity to assess patients who may need immediate treatment to prevent the serious clinical consequences of hypoxemia, or low arterial blood oxygen saturation levels, and hyperoxemia, or high arterial blood oxygen levels.
As one of the most common technologies used in and out of hospitals around the world, pulse oximetry has gained widespread clinical acceptance as a standard patient vital sign measurement because it can give clinicians a warning of possible hypoxemia or hyperoxemia. SpO2 monitoring of oxygen saturation is critical because hypoxemia can lead to a lack of oxygen in the body’s tissues, which can be toxic and result in organ damage or death. Pulse oximeters are used in a variety of critical care settings, including surgery, recovery rooms, intensive care units (ICUs), emergency departments and general care floors, as well as alternative care settings, such as long-term care facilities, physician offices and the home monitoring of patients with chronic conditions.
Clinicians also use pulse oximeters to monitor oxygen saturation in premature babies to ensure that appropriate oxygen saturation levels are maintained. In premature babies, oxygen saturation levels above clinically acceptable limits may lead to a condition known as retinopathy of prematurity (ROP), which, if left untreated, can lead to permanent eye damage or blindness. By ensuring that oxygen saturation levels in babies remain within clinically acceptable limits, clinicians believe they can lower the incidence of ROP.
Conventional pulse oximetry has limitations that can reduce its effectiveness and the quality of patient care. In particular, when using conventional pulse oximetry, oxygen saturation measurements can be distorted by motion artifact, or patient movement, and low perfusion, or low arterial blood flow at the measurement site. Motion artifact can cause conventional pulse oximeters to inaccurately measure the arterial blood oxygen saturation level, due mainly to the effect of movement-induced pulsations of venous blood, which is at a lower oxygen saturation than arterial blood. Low perfusion can also cause conventional pulse oximeters to report inaccurate measurements or, in some cases, no measurement at all. In addition, conventional pulse oximeters cannot distinguish oxygenated hemoglobin from dyshemoglobin, including the most prevalent forms of dyshemoglobin, carboxyhemoglobin and methemoglobin. As a result, conventional pulse oximeters may report falsely high oxygen levels when these dyshemoglobins are present in the blood. Furthermore, conventional pulse oximetry readings can also be impacted by bright light and electrical interference caused by the presence of electrical surgical equipment.
Independent research has shown that over 70% of oxygen saturation alarms outside the operating room are false when conventional pulse oximetry is used. In the operating room, conventional pulse oximeters can fail to give accurate measurements due to weak physiological signals or low perfusion. Manufacturers of pulse oximeters have attempted to address some of these limitations with varying degrees of success. Some competing devices have attempted to minimize the observed effects of motion artifact by repeating/freezing the last measurement before motion artifact was detected until a new, clean signal is detected and a new measurement can be displayed. Other competing devices increase the averaging time during motion, known as long averaging, in an attempt to reduce the observed effect of motion on their measurements. Still other competing devices extend the audible alarm notification delay, which reduces awareness of inaccurate measurements. These competing “motion tolerant” or “alarm management” techniques mask the limitations of conventional pulse oximetry. Several published studies have demonstrated that these also contribute to increased occurrences of undetected true alarms, or events where hypoxemia occurs but is not detected by the pulse oximeter.
Lastly, because conventional pulse oximetry cannot consistently measure SpO2 and pulse rate in the presence of motion artifact or low perfusion, its use is limited in lower acuity settings in the hospital, such as in general care areas, where a hospital’s staff-to-patient ratio is significantly lower and the staff have less tolerance for false alarms. In addition, two-wavelength pulse oximeters cannot distinguish oxygenated hemoglobin from dyshemoglobin, including the most prevalent forms of carboxyhemoglobin and methemoglobin. As a result of these dyshemoglobins, pulse oximeters will report falsely high oxygen levels when they are present in the blood.
Masimo SET® Pulse Oximetry
Masimo SET® was designed to overcome the primary limitations of conventional pulse oximetry by maintaining accuracy in the presence of motion artifact, low perfusion and weak signal-to-noise situations. Our Masimo SET® platform, which became available to U.S. hospitals in 1998, is the basis of our pulse oximetry products, and we believe represented the first significant technological advancement in pulse oximetry since its introduction in the early 1980s. Masimo SET® utilizes five signal processing algorithms, four of which are proprietary, in parallel to deliver high sensitivity and specificity in the measurement of arterial blood oxygen saturation levels. Sensitivity is the ability to detect true alarms and specificity is the ability to avoid false alarms. One of our proprietary processing algorithms, Discrete Saturation Transform®, separates the signal from noise in real time through the use of adaptive filtering and an iterative sampling technique that tests each possible saturation value for validity. Masimo SET® signal processing can therefore identify the venous blood and other “noise”, isolate them and extract the arterial signal.
The performance of Masimo SET® pulse oximetry has been evaluated in more than 100 independent studies and thousands of clinical evaluations. We believe that Masimo SET® is trusted by clinicians to safely monitor in excess of approximately 100 million patients each year and has been chosen as the primary, if not the only, pulse oximeter technology used by seventeen of the twenty hospitals that are listed on the 2017-2018 U.S. News & World Report Best Hospitals Honor Roll. Compared to conventional pulse oximeters, during patient motion and low perfusion, Masimo SET® provides measurements when other pulse oximeters cannot, significantly reduces false alarms (improved specificity), and accurately detects true alarms (improved sensitivity). Clinical studies have shown that the use of Masimo SET® pulse oximetry, in conjunction with modified clinical protocols, has helped clinicians reduce ROP in neonates and improve screening for newborns with critical congenital heart disease (CCHD). Clinical studies have also shown a reduction in rapid response activations and ICU transfers when Masimo SET® is used to continuously monitor patients on general wards. Additionally, researchers have found that the use of Masimo SET® is associated with reduced ventilator weaning time and arterial blood gas measurements in the ICU.
Our pulse oximetry technology is contained on a circuit board which can be placed inside a standalone pulse oximetry monitor, placed inside OEM multiparameter monitors, or included as part of an external “Board-in-Cable” solution that is plugged into a port on an OEM or other device. All of these solutions use our proprietary single-patient-use or reusable sensors and cables. We sell our products to end users through our direct sales force and through certain distributors, as well as to our OEM partners, for incorporation into their products. In 2013, we also began selling our pulse oximetry products in the consumer market. As of December 30, 2017, we estimate that the worldwide installed base of our pulse oximeters and OEM monitors that incorporate Masimo SET® and rainbow SET™ was more than 1,591,000 units, excluding handheld devices. Our installed base is the primary driver for the recurring sales of our pulse oximeter and Pulse CO-Oximeter® sensors, most notably, single-patient adhesive sensors.
To complement our Masimo SET® platform, we have developed a wide range of proprietary single-patient-use (disposable) and multi-patient-use (reusable) sensors, cables and other accessories designed specifically to work with Masimo SET® software and hardware. Our single-patient-use sensors offer several advantages over reusable sensors, including improved performance, cleanliness, increased comfort and greater reliability. In addition, our neonatal adhesive sensors have been designed to exhibit greater durability compared to competitive sensors. Although our technology platforms operate solely with our proprietary sensor lines, our sensors have the capability to work with certain competitive pulse oximetry monitors through the use of adapter cables.
Adhesive sensors are single-patient-use items, but the U.S. Food and Drug Administration (FDA) allows third parties to reprocess pulse oximetry sensors. In response to some hospitals’ requests to implement environmentally friendly or “green” products, we offer sensor reprocessing as well as sensor recycling programs.
Masimo rainbow SET™ Platform
Since introducing Masimo SET®, we have continued to innovate by introducing noninvasive measurements that go beyond arterial blood oxygen saturation and pulse rate. In 2005, we introduced the Masimo rainbow SET™ platform, leveraging our Masimo SET® technology and incorporating licensed rainbow® technology to enable real-time monitoring of additional noninvasive measurements. Our rainbow SET™ platform includes our rainbow SET™ Pulse CO-Oximetry products, which we believe are the first devices cleared by the FDA to noninvasively and continuously monitor additional hemoglobin species that were previously only measurable using intermittent invasive procedures using multiple wavelengths of light. In addition to SpO2, PR, perfusion index (Pi), Pleth Variability Index (PVi®) and respiration rate from the pleth (RRp®), rainbow® Pulse CO-Oximetry has the unique ability to measure and distinguish oxygenated hemoglobins from the dysfunctional hemoglobins that are incapable of transporting oxygen, carboxyhemoglobin (SpCO®) and methemoglobin (SpMet®). Besides the ability to measure SpCO® and SpMet®, the Masimo rainbow SET™ platform also allows for the noninvasive and continuous monitoring of total hemoglobin concentration (SpHb®) as well as the monitoring of arterial oxygen saturation, in the presence of carboxyhemoglobin and methemoglobin, known as fractional arterial oxygen saturation (SpfO2™). Additionally, the rainbow SET™ platform also allows for the calculation of Oxygen Content (SpOC™) and Oxygen Reserve Index™ (ORi™). RRp®, SpfO2™ and ORi™ have received CE Marking, but are not currently available for sale in the U.S.
We believe that Masimo rainbow® Pulse CO-Oximetry products will become widely adopted for the noninvasive monitoring of these measurements. We also believe that the addition of acoustic respiration rate (RRa®), using our rainbow Acoustic Monitoring® technology, will strengthen the clinical demand for noninvasive and continuous monitoring using our rainbow® platform, especially in the growing general floor market.
Products with our MX circuit board contain our Masimo SET® pulse oximetry technology as well as circuitry to support rainbow® measurements. At the time of purchase, or at any time in the future, our customers and our OEMs’ customers have the option of purchasing additional rainbow® software measurements, which allow the customer to incrementally expand their patient monitoring systems with a cost-effective solution. To date, over thirty-seven companies have released rainbow SET™ equipped products or announced rainbow® integration plans.
Measurements
SpHb®
Hemoglobin is the oxygen-carrying component of red blood cells (RBCs). Hemoglobin measurement is one of the most frequent invasive laboratory measurements in the world, and is often measured as part of a complete blood count (CBC), which measures multiple other blood components. A low hemoglobin status is a condition called anemia. As a chronic disorder, anemia can be treated by iron supplements, diet changes or drugs that increase the production of RBCs. As an acute disorder resulting from bleeding, anemia requires either stoppage of the bleeding or a blood transfusion in order to sustain organ function and life.
SpHb® is available as a continuous or a spot-check measurement. Continuous SpHb® monitoring provides real-time visibility into hemoglobin levels and the changes, or lack of changes, in hemoglobin levels, which can otherwise only be measured through intermittent, invasive blood testing. SpHb® monitoring is not intended to be used as the sole basis for making diagnosis or treatment decisions, but continuous SpHb® monitoring may help clinicians to trend hemoglobin in real time between invasive blood samples.
SpOC™
The oxygen content of blood is a function of both oxygen saturation and hemoglobin levels. SpOC™ provides a more complete picture of a patient’s oxygenation status by combining noninvasive and continuous measurements of both hemoglobin and oxygen saturation levels into a single calculation.
SpCO®
Carbon monoxide (CO) is a colorless, odorless and tasteless gas that is undetectable by humans and is often unknowingly inhaled from combustion fumes, or during fires by victims and first responders. CO poisoning is the leading cause of accidental poisoning death in the U.S. and is responsible for up to 50,000 emergency department visits and 500 unintentional deaths annually. CO, when bound to hemoglobin cells, prevents those cells from carrying oxygen. Elevated CO levels may cause severe neurological damage, permanent heart damage or death. Screening for elevated CO levels in the emergency department is critical, as symptoms of CO poisoning in patients may be misdiagnosed because such symptoms are similar to the flu.
CO levels in the blood can be measured using a laboratory CO-Oximeter, which requires a patient or a patient’s blood sample to be transported to a hospital with laboratory CO-Oximetry capability. Additional delays occur if a patient needs hyperbaric oxygen therapy, which often requires transfer to yet another medical center with hyperbaric capability. Outside the hospital, laboratory measurements of carboxyhemoglobin are not considered feasible. Historically, this meant that CO levels in the blood could not be assessed in environments in which such assessment would be very useful, such as in the home or as part of the medical evaluation of first responders potentially exposed to CO at the scene of a fire.
We believe that the greatest opportunity for SpCO® monitoring is in the EMS, fire and hospital emergency department settings, since elevated SpCO® levels may help indicate a need for invasive testing in patients with headaches or other non-specific symptoms of CO poisoning. While SpCO® is not intended to replace invasive carboxyhemoglobin tests, when used with other clinical variables, SpCO® may help clinicians identify elevated CO levels and help determine additional test and treatment options. Over the past few years, multiple leading emergency first responder associations, including the National Association of Emergency Medical Technicians, the National Association of EMS Educators, the International Association of Fire Fighters and

the International Association of Fire Chiefs, have educated their members on the benefits of noninvasive CO measurement when exposure is suspected or when an individual presents symptoms that could indicate elevated CO levels. In 2015, the National Fire Protection Association (NFPA), one of the world’s authoritative sources on fire prevention and public safety, released updated Fire Rehabilitation Standard 1584, Standard on the Rehabilitation Process for Members During Emergency Operations and Training Exercises, requiring firefighters exposed to smoke at incident scenes and during training to be assessed for elevated CO levels.
SpMet®
Methemoglobin in the blood leads to a dangerous condition known as methemoglobinemia, which occurs as a reaction to some common drugs used in hospitals and outpatient procedures. Methemoglobinemia reduces the amount of oxygen bound to hemoglobin for delivery to tissues and forces normal hemoglobin to bind more tightly to oxygen, releasing less oxygen to the tissues. Methemoglobinemia may go unrecognized or be subject to delayed diagnosis, increasing risk to the patient. Commonly prescribed drugs can introduce methemoglobin into the blood and cause methemoglobinemia. Some of the 30 drugs that are known to cause methemoglobinemia are benzocaine, a local anesthetic routinely used in procedures ranging from endoscopy to surgery; inhaled nitric oxide, routinely used in the Neonatal Intensive Care Unit; nitroglycerin, used to treat cardiac patients, and dapsone, used to treat infections for immune-deficient patients such as HIV patients. Warnings, cautions and alerts regarding the clinical significance and prevalence of methemoglobinemia have been generated by the FDA, the Veterans Administration, the Institute for Safe Medication Practices and the National Academy of Clinical Biochemistry. The American Academy of Pediatrics recommends monitoring methemoglobin levels in infants who receive nitric oxide therapy. While SpMet® is not intended to replace invasive methemoglobin tests, when used with other clinical variables, SpMet® may help clinicians identify elevated methemoglobin levels and help determine additional test and treatment options.
PVi®
Pleth Variability Index (PVi®) is a measure of the dynamic changes in the perfusion index (Pi) that occur during the respiratory cycle. The calculation is accomplished by measuring changes in Pi over a time interval where one or more complete respiratory cycles have occurred. PVi® is displayed as a percentage. The lower the number, the less variability there is in Pi over a respiratory cycle. PVi® may show changes that reflect physiologic factors such as vascular tone, circulating blood volume and intrathoracic pressure excursions. When used with other clinical variables, PVi® may help clinicians assess fluid responsiveness in surgical and intensive care patients who are mechanically ventilated, and help determine other treatment options.
RPVi™
Rainbow® Pleth Variability Index (RPVi™) is a multi-wavelength version of PVi® that is designed to provide enhanced specificity to changes in fluid volume compared to PVi®. Similar to PVi®, RPVi™ is displayed as a percentage and is calculated by measuring changes in Pi over a time interval where one or more complete respiratory cycles have occurred. The lower the number, the less variability there is in Pi over a respiratory cycle, which indicates more fluid in the body. RPVi™ has received the CE Mark, but is not currently available for sale in the U.S.
RRp®
Respiration rate is defined as the number of breaths per minute. Changes in respiration rate provide an early warning sign of deterioration in patient condition. A low respiration rate is indicative of respiratory depression and high respiration rate is indicative of patient distress. Current methods of monitoring respiration rate include end tidal carbon dioxide (EtCO2) monitoring, which requires a nasal cannula be inserted in the patient’s nose or a mask to be worn, and therefore has low patient compliance; and impedance monitoring, which is considered unreliable and requires the placement of ECG electrodes on the chest. RRp® allows clinicians to noninvasively and continuously measure and monitor respiration rate using a standard Masimo SET® pulse oximetry sensor or rainbow® Pulse CO-Oximetry sensor. RRp® is determined by the variations in the plethysmograph waveform due to respiration, although the measurement is not possible in all patients or conditions and may not immediately indicate changes in respiration rate. RRp® has received the CE Mark, but is not currently available for sale in the U.S. for medical use. However, RRp® is available in the U.S. as part of our MightySat™ fingertip pulse oximeter for use by consumers for general health and wellness purposes.
RRa®
Our sound-based monitoring technology, rainbow Acoustic Monitoring® (RAM®), enables RRa® and provides continuous and noninvasive monitoring of respiration rate. For patients requiring accurate and sensitive respiration rate monitoring, we believe that RRa® better detects pauses in breathing than respiration rate measurements from other technologies such as EtCO2 monitoring and RRp®. RRa® also provides an important visual indication of breathing through a displayed acoustic waveform. Multiple clinical studies have shown that the noninvasive measurement of acoustic respiration rate provides as good or better respiration rate monitoring accuracy as EtCO2 monitoring, and can reliably detect episodes of respiratory pause, defined as the cessation of breathing for 30 seconds or more. When used with other clinical variables, RRa® may help clinicians assess respiratory depression and respiratory distress earlier and more often to help determine treatment options and potentially enable earlier interventions.
SpfO2™
Prior to our debut of SpfO2™, pulse oximeters could only measure and display functional SpO2 oxygen saturation. Therefore, when patients had elevated carboxyhemoglobin and/or elevated methemoglobin, the displayed functional SpO2 oxygen saturation overestimated the actual oxygen saturation value. SpfO2™, or fractional oxygen saturation, allows more precise arterial oxygenation assessment in patients with elevated dyshemoglobins, common throughout the hospital and pre-hospital setting, compared to functional oxygen saturation, and may also allow earlier interventions and more timely therapeutic decisions. SpfO2™ has received CE Mark, but is not currently available for sale in the U.S.
ORi™
Oxygen Reserve Index™ (ORi™) provides real-time visibility to oxygenation status in moderate hyperoxic range, which we define as a patient’s oxygen “reserve”. ORi™ can be trended and has optional alarms to notify clinicians of changes in a patient’s oxygen reserve. When this technology is used with SpO2 monitoring, ORi™ may extend the continuous and noninvasive visibility of a patient’s oxygen status into ranges previously unmonitored in this fashion. ORi™ may also be of value in patients receiving supplemental oxygen, such as those in surgery, under conscious sedation or in the ICU, as ORi™ is represented as an “index” parameter with a unit-less scale between 0.00 and 1.00. Furthermore, ORi™ may provide an advance warning of an impending hypoxic state, or an indication of an unintended hyperoxic state, when evaluated in conjunction with the partial pressure of oxygen (PaO2). In this way, ORi™ may assist in determining the need for proactive interventions to avoid hypoxia or unintended hyperoxia. ORi™ has received the CE Mark, but is not currently available for sale in the U.S.
Other Noninvasive Measurements and Technologies
Following the introduction of our rainbow SET™ platform, we have continued to expand our technology offerings by introducing additional noninvasive measurements and technologies to create new market opportunities in both hospital and non-hospital care settings.
SedLine® Brain Function Monitoring
Brain function monitoring is most commonly used during surgery to help clinicians avoid over-titration and under-titration of anesthesia and sedation. SedLine® brain function monitoring technology measures the brain’s electrical activity by detecting EEG signals. In contrast to whole-scalp EEG monitoring, which is used for diagnostic purposes, this form of EEG monitoring is often referred to as processed EEG monitoring or brain function monitoring. Brain function monitors display the patient’s EEG waveforms, but these may be difficult for clinicians to interpret. With SedLine® technology, EEG signals are processed and displayed as a single number called the Patient State Index (PSi), which gives a continuous quantitative indication of the patient’s depth of anesthesia and sedation. SedLine® brain function monitoring technology also displays raw EEG waveforms, the PSi trend and a Density Spectral Array view, which allows clinicians to compare EEG power in both sides of the brain over time to facilitate the detection of asymmetrical activity and agent-specific effects on the EEG signal.
SedLine® brain function monitoring technology is available on Root™ through the use of a Masimo Open Connect® (MOC-9®) connectivity port. The Root™ patient monitoring and connectivity platform integrates rainbow® and SET® measurements with measurement technologies, such as SedLine®.
NomoLine™ Capnography and Gas Monitoring
We offer a portfolio of capnography and gas monitoring products ranging from external “plug-in-and-measure” capnography and gas analyzers, integrated modules, handheld capnograph and capnometer devices, and capnography sampling lines. These products have the ability to measure multiple expired gases, such as carbon dioxide (CO2), nitrous oxide (N2O), oxygen (O2) and other anesthetic agents. In addition, respiration rate is calculated from the CO2 waveform. These measurements are possible through either mainstream monitoring, which samples gases from a ventilated patient’s breathing circuit, or sidestream monitoring, which samples gases from a breathing circuit in mechanically ventilated patients or through a cannula or mask in spontaneously breathing patients. These capnography and gas measurements are standard-of-care in many hospital environments, such as operating rooms and ICUs, during procedural sedation.
In November 2017, we released the full family of NomoLine™ capnography sampling lines to the U.S. market. NomoLine™ sampling lines are available in more than 40 configurations of airway adapter sets and cannulas for use in a variety of clinical scenarios on both intubated and non-intubated adult, pediatric, infant and neonatal patients, in both low and high humidity configurations. NomoLine™ capnography sampling lines are compatible with both Masimo and many third-party OEM monitors facilitating easy to use sidestream capnography and gas monitoring. NomoLine™ capnography sampling lines have received FDA 510(k) clearance.

O3® Regional Oximetry
O3® regional oximetry, also known as tissue or cerebral oximetry, uses near-infrared spectroscopy (NIRS) to provide continuous measurement of tissue oxygen saturation (rSO2) to help detect regional hypoxemia, or oxygen deficits in specific tissues such as the brain, that pulse oximetry alone cannot detect under certain conditions. In addition, O3® sensors, in conjunction with our Root™ monitor, can automate the differential analysis of regional to central oxygen saturation derived from SET® pulse oximeters. O3® monitoring involves applying O3® regional oximetry sensors to the forehead and connecting the O3® MOC-9® module to a Root™ monitor through one of its three MOC-9® ports. O3® regional oximetry has received CE Mark and FDA 510(k) clearance for use in adult and pediatric patients.
Patient SafetyNet
Patient SafetyNet, our patient surveillance, remote monitoring and clinician notification solution, works in concert with our bedside and ambulatory monitoring devices to facilitate the supplemental monitoring of the oxygen saturation, pulse rate, perfusion index, hemoglobin, methemoglobin, and respiration rate of up to 200 patients simultaneously from a single server. Patient SafetyNet offers an intuitive and powerful user interface with trending, real-time waveform capability at a central station, as well as remote clinician notification via pager, Voice-over-IP phone or smart-phones. Patient SafetyNet also features an Adaptive Connectivity Engine™ (ACE) that enables two-way, HL-7 based connectivity to clinical/hospital information systems. The ACE significantly reduces the time and complexity to integrate and validate custom HL-7 implementations, and demonstrates our commitment to innovation that automates patient care with open, scalable, and standards-based connectivity architecture.
Patient SafetyNet Series 5000™, along with Iris® Connectivity, Iris Gateway™, Kite® and MyView™ through the Root™ patient monitoring and connectivity platform, offers a new level of interoperability designed to enhance clinician workflows and reduce the cost of care in a variety of hospital settings, including operating rooms and the general care floors. Patient SafetyNet Series 5000™ with Iris® enables Root™ to assimilate data from all devices connected to the patient, thereby acting as a comprehensive in-room patient monitor and connectivity hub. Alarms and alerts for all devices are seamlessly forwarded to the patient’s clinician and device data can be transferred to the patient’s electronic medical record (EMR). The patient-centric user interface of the Patient SafetyNet Series 5000™ displays near real-time data from all devices with Kite®, providing a single unified dashboard of patient information. To simplify documentation of patient data, Root™ enables clinicians to easily verify and send patient vitals and Early Warning Scores (EWS), as well as all connected medical device information data, to the EMR directly from Root™. An interface between the Patient SafetyNet Series 5000™ and the hospital admission, discharge and transfer (ADT) system allows clinicians to receive ADT information on Root™ for positive patient identification at the bedside. Clinicians can also manually enter additional data on the Root™ device, including temperature, blood pressure, level of consciousness, pain score and urine output.
In an article published in 2010 by Dartmouth-Hitchcock Medical Center, clinicians using Masimo SET® and Patient SafetyNet identified patient distress earlier, which decreased rapid response team activations, ICU transfers and ICU days. Hospitals and other care centers may determine that they can reduce their costs by moving less critically ill patients from the ICU to the general care floors where they can be continuously and accurately monitored in a more cost-effective manner. We believe that the advanced performance of the Masimo SET® platform coupled with reliable, cost-effective and easy-to-use wireless remote monitoring will allow hospitals to create continuous surveillance solutions on general care floors where patients are at risk of avoidable adverse events and where direct patient observation by skilled clinicians is considered cost prohibitive.
MyView™
MyView™ is a wireless, presence-detection system that enables the display of customized clinical profiles on Masimo devices, such as Root™, Radical-7® and the Patient SafetyNet View Station. When a clinician approaches the device, a clinician-worn MyView™ badge signals the device to display a preselected set of parameters and waveforms tailored to the individual clinician’s preferences. MyView™ gives clinicians the ability to receive and review medical device information in a manner that is most conducive to optimizing their workflow, while the presence mapping data collected by all the Masimo devices can provide insight into how clinicians spend time with patients. This provides nursing leadership and management the opportunity to examine analytical data on patient-clinician interactions and optimize workflows across the unit, hospital and hospital system.
Patient SafetyNet Surveillance
Patient SafetyNet Surveillance is a software option that provides real-time video images of a patient’s room, including the patient and connected monitoring devices, adding existing communication technology to central monitoring. Two-way audio is available to allow the caregiver to listen to and communicate with the patient. The system utilizes the existing hospital information technology network, precluding the installation of additional infrastructure.

Trace™
Trace™ is a patient data visualization and reporting software designed for Masimo Root™ and Radical-7® monitors. Trace™ is the first data visualization and reporting software compatible with the full capabilities of the Masimo Root™ Patient Monitoring and Connectivity Platform, including Radical-7® and Radius-7® Pulse CO-Oximeters®, Root™ with integrated noninvasive blood pressure and temperature, and connected MOC-9® modules such as SedLine® brain function monitoring, NomoLine™ capnography and O3® regional oximetry.
Third-Party Device Connectivity
Despite medical technology advances, the lack of device communication and integration creates risks to patient safety in hospitals around the world. Without device interoperability, critical patient information can go unnoticed, leaving clinicians unaware and patients at risk. Existing approaches for device interoperability require separate hardware, software and/or network infrastructure, which can clutter the patient room, increase complexity, burden IT management and increase costs. To address these challenges, we introduced Iris® connectivity in our Root™ patient monitoring and connectivity platform. Iris® connectivity enables multiple standalone third-party devices such as intravenous pumps (IV), ventilators, hospital beds and other patient monitors to connect through Root™, enabling display, notification and documentation to the EMR through Masimo Patient SafetyNet.
The addition of Iris® connectivity to Root™ and Patient SafetyNet provides multiple advantages to hospitals, such as allowing standalone device information to be remotely viewed at a Patient SafetyNet view station, transmitted through notification systems to clinicians regardless of location or sent to electronic health record systems. This may enhance patient assessment, clinical workflows and decision support. In addition, bringing data from disparate devices together facilitates more integrated patient care, and provides a flexible and cost-effective platform, avoiding installation of separate costly interoperative systems and potentially reducing costs by leveraging existing network infrastructure.
Our Strategy
Our mission is to develop technologies that improve patient outcomes and reduce the cost of patient care. We intend to continue to grow our business and improve our market position by pursuing the following strategies:

•
Continue to Expand our Market Share in Pulse Oximetry. We grew our product revenue to $741.3 million in 2017 from $556.8 million in 2014, representing a three-year compound annual growth rate of 10.0%. This growth can be attributed to continued expansion of our core SET® pulse oximeter customer base, higher revenues from rainbow® Pulse CO-Oximetry, NomoLine™ capnography and other new technologies, and our expanding list of OEM partners. We supplement our direct sales to hospitals and other low-acuity healthcare facilities through various U.S. and international distributors. Combined sales through our direct and distributor sales channels increased to $647.8 million, or 87.4% of product revenue in 2017, from $472.7 million, or 84.9% of product revenue, in 2014. As the healthcare industry shifts toward hospitals, physicians and providers being rewarded by payers based on the quality and value of the services (as opposed to the volume of fee-for-service transactions), we expect to see more hospitals gravitate towards technologies like Masimo SET® that have a proven track record of improving patient care.

•
Expand the Pulse Oximetry Market to Other Patient Care Settings. Many patients die due to unintended opioid overdoses after surgery while on general care floors. We believe the ability to continuously and accurately monitor patients outside of critical care settings, including the general, medical and surgical floors of the hospital, is currently an unmet medical need that has the potential to significantly improve patient care and increase the size of the pulse oximetry market. In addition, we believe the ability of Masimo SET® to accurately monitor and address the limitations of conventional pulse oximetry has enabled us, and will continue to enable us, to expand into non-critical care settings, and therefore, significantly expand the market for our products. To further support our expansion into the general care areas, we market Patient SafetyNet, which enables continuous monitoring of up to 200 patients’ oxygen saturation, pulse rate and with rainbow SET™, noninvasive hemoglobin and respiration rate. We believe that Patient SafetyNet, when combined with Masimo SET® pulse oximetry and RAM® or capnography, offers a clinically proven and cost-effective approach to continuous post-operative monitoring.

•
Expand the Use of rainbow® Technology in Hospital Settings. We believe the noninvasive measurement of rainbow® Pulse CO-Oximetry (SpHb®, SpCO®, SpMet®, PVi®, SpfO2™, SPOC™ and ORi™), rainbow Acoustic Monitoring® (RRa®), and the Halo Index™, as well as future measurements, provide an excellent opportunity to help our customers improve patient care while reducing their overall cost of care.

•
Expand the Use of rainbow® Technology in Non-Hospital Settings. We believe the noninvasive measurement of hemoglobin, SpHb®, creates a significant opportunity in markets such as the physician office, emergency departments and blood donation centers; and the noninvasive measurement of carboxyhemoglobin, SpCO®, creates a significant opportunity in the fire/alternate care market.

•
Expand the Use of Root™ in Hospital Settings. We believe Root™ represents a powerful new paradigm in patient monitoring because it enhances our rainbow® and SET® measurements with multiple specialty parameters, including SedLine® brain function monitoring, O3® regional oximetry, and NomoLine™ capnography and gas monitoring, and enables open-architecture connectivity in an integrated, clinician-centric hub. Our Iris® integration platform for Root™ provides a conduit to the patient’s EMR for a range of clinical devices that may otherwise remain disconnected, and therefore, unable to communicate their information. Iris® offers clinical utility and flexibility by collecting device information from multiple sources and making it available to clinicians in one networked place, akin to an airplane cockpit. Complementary innovations like the Radius-7® wearable, wireless monitor foster an environment of safety without sacrificing patient mobility or comfort. Radius-7® provides patients in medical-surgical units with mobility, allowing them to visit common areas and labs, all while being continuously monitored around the clock. Root™ is acuity-adaptable, meaning it can be configured for any care area, and is competitively priced.

•
Utilize our Customer Base and OEM Relationships to Market Masimo rainbow SET™, O3®, SedLine® and Capnography Products Incorporating Licensed rainbow® Technology. We currently sell rainbow SET™ products through our direct sales force and distributors. We include our MX circuit boards in our pulse oximeters and also sell them to our OEM partners. Our MX circuit boards are equipped with circuitry to support rainbow® Pulse CO-Oximetry measurements that can be activated at time of sale or through a subsequent software upgrade. We believe that, over time, the clinical need for these measurements, along with our installed customer base, will help drive the adoption of our rainbow® Pulse CO-Oximetry products.

•
Continue to Innovate and Maintain Our Technology Leadership Position. We invented and pioneered the first pulse oximeter to accurately measure arterial blood oxygen saturation level and pulse rate in the presence of motion artifact and low perfusion. In addition, we launched our rainbow SET™ platform that enabled what we believe is the first noninvasive monitoring of carboxyhemoglobin, methemoglobin and hemoglobin, as well as PVi®, all of which were previously only available with invasive and/or complicated testing. Furthermore, we believe that our introduction of RRa® with rainbow Acoustic Monitoring® technology represented the first platform to enable noninvasive and continuous respiration monitoring through an easy-to-use single-patient adhesive acoustic sensor. Finally, we believe that our recent introduction of ORi™ may provide advance warning of an impending hypoxic state, or an indication of an unintended hyperoxic state.

We plan to continue to innovate and develop new technologies and products, internally and through our collaboration with Cercacor, from whom we currently license certain rainbow® technologies.
Our future growth strategy is also closely tied to our focus on international expansion opportunities. Since 2007, we have continued to expand our sales and marketing presence in Europe, Asia, Asia Pacific, Middle East, Canada and Latin America. We have accomplished this by both additional staffing and adding or expanding sales offices in many of these territories. By centralizing a portion of our international operations, including sales management, marketing, customer support, planning, logistics and administrative functions, in Neuchâtel, Switzerland, we believe we have developed a more efficient and scalable international organization that is capable of being even more responsive to the business needs of our international customers under this centralized management structure.
Operating Segment and Geographic Information
We operate in one business segment, using one measurement of profitability to manage our business. Sales and other financial information by geographic area is provided in Note 18 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
Our Products and Markets
We develop, manufacture and market patient monitoring technologies that incorporate a monitor or circuit board and sensors, including proprietary single-patient-use, reusable and rainbow ReSposable® sensors and patient cables. In addition, we offer remote alarm/monitoring solutions, software and connectivity solutions.

The following chart summarizes our principal product components and principal markets and methods of distribution:

Patient Monitoring Solutions:

Description:	Use:	Distribution Channel:
Circuit Boards and Modules (e.g., MX-3 (shown below), MX-5(shown below), MS-2011, MS-2013, MS-2040, uSpO2®, SedLine®, ISA™ and IRMA™)
	• Signal processing apparatus for all Masimo technology platforms • Mainstream and sidestream capnography and gas monitoring	• Incorporated and sold to OEM partners who incorporate our circuit boards into their patient monitoring systems

Monitors and Devices (e.g., Radical-7®, Rad-97™ (both shown below), Rad-67™, Rad-87®, Rad-57®, Pronto-7®, Root™, Rad-8®, Rad-5® and Radius-7®)

rainbow
Rad-97
ADULT
5:43 PM
APOD
97
SpO2 %
74
PR bpm
13.4
SpHb g/dL
1.0
20
4.0
Capnography
38
0
15
RR
rpm
Masimo

	• Bedside, handheld and wireless monitoring devices that incorporate Masimo SET® with and without licensed Masimo rainbow SET™ technology, noninvasive blood pressure and capnography.	• Sold directly to end-users and through distributors and in some cases to our OEM partners who sell to end-users

Masimo
rainbow
98
SpO2
74
PR bpm
7.0
SpHb
Capnography
Rad-97
NIBP
ADULT
140/83
102
MAP mmHg
74
PR bpm
98
%SpO2
74
PR bpm
15
RRa rpm
13.4
SpHb g/DL
1.0
%SpMet
20
PVi
1
%SpCO
4.1
Pi
18
SpOC ml/dl
12:30 PM

Description:	Use:	Distribution Channel:
Patient Monitoring and Connectivity Platform (e.g., Root™, Radius-7® and Root™ with NIBP)(shown below))

• Displays measurements from Masimo’s Radical-7® (connected or hand carried) or Radius-7® (patient-worn)

• Provides additional specialty measurements from Masimo or third-party-developed applications through Masimo Open Connect® (MOC-9®)

• Integrates noninvasive blood pressure (NIBP) and temperature

• Connects third-party devices such as IV pumps, ventilators, beds and other patient monitors to automate data transfer to the EMR

• Sold directly to end-users and through distributors

Sensors (e.g., SET®, rainbow® Pulse CO-Oximetry, rainbow Acoustic Monitoring® Sensors, RD SedLine®, TFA-1™, O3® Pediatric, RD rainbow Lite SET™, rainbow® DCI®-Mini (last four shown below))
	• Extensive line of both single-patient, reusable and rainbow® sensors • Patient cables, as well as adapter cables that enable the use of our sensors on certain competitors’ monitors	• Sold directly to end-users and through distributors and to OEM partners who sell to end-users

Description:	Use:	Distribution Channel:
Line Filters and Mainstream Adapters for Capnography and Gas Monitoring. (e.g., Nomoline™ Cannula with EMMA® Capnograph with disposable adapter (shown below))
	• Line of disposables to measure gas parameters using mainstream and sidestream capnography	• Sold directly to end-users and through distributors and to OEM partners who sell to end-users

Remote Alarm and Supplemental Monitoring Solutions (e.g., Patient SafetyNet)
	• Network-linked, wired or wireless, multiple patient floor monitoring solutions • Standalone wireless alarm notification solutions	• Sold directly to end-users

Proprietary Measurements (e.g., SpHb®, SpCO®, SpMet®, PVi®, RRa®, ORi™, 3D Alarms® and Adaptive Threshold Alarm)
	• rainbow® measurements and other proprietary features	• Sold directly to end-users and through OEM partners who sell to new and existing end-users

Description:	Use:	Distribution Channel:
Connectivity (e.g., Iris® Connectivity (Shown below))
	• Software and hardware enabling third-party devices to connect through Patient SafetyNet and to document data in the EMR	• Sold directly to end-users

Consumer Monitoring Solutions:

Devices (e.g. iSpO2®, MightySat™ with PVi® and RRp®(shown below))
	• Fingertip pulse oximeter, or pulse oximeter cable and sensor for use with an iPhone, iPad, iPod touch and select Android smart phones	• Sold directly to consumers and through consumer retailers

Circuit Boards
Masimo SET® MS Circuit Boards. Our Masimo SET® MS circuit boards perform all signal processing and other pulse oximetry functions incorporating the Masimo SET® platform. Our MS circuit boards are included in our proprietary monitors or sold to our OEM partners for incorporation into their monitors. Once incorporated into a pulse oximeter, the MS circuit boards perform all data acquisition processing and report the pulse oximetry measurements to the host monitor. The circuit boards and related software interface directly with our proprietary sensors to calculate SpO2, PR and Pi. Our latest generation boards include the MS-2003, MS-2011, MS-2013 and MS-2040, with a typical power consumption of less than 45 milliwatts.
Masimo rainbow SET™ MX Circuit Boards. Our next-generation circuit board is the foundation for our Masimo rainbow® Pulse CO-Oximetry and rainbow Acoustic Monitoring® platform, utilizing certain technology that is licensed from Cercacor. The MX circuit boards offer full the functionality of our rainbow® technology, which includes noninvasive measurements for SpHb®, SpOC™, SpCO®, SpMet®, PVi® and RRa®, in addition to providing Measure-through Motion and Low Perfusion® SET® pulse oximetry measurements SpO2, PR and Pi measurement capabilities of Masimo SET® pulse oximetry. Customers can choose to purchase additional measurements beyond SpO2, PR and Pi at the time of sale or at any time in the future through a field-installed software upgrade.
Our MX-5 OEM circuit board deploys a technology platform that utilizes approximately half the power of previously available rainbow® circuit boards to deliver rainbow® Pulse CO-Oximetry noninvasive measurement performance. In addition to its lower power demands, the MX-5 adds dynamic power utilization to scale the MX-5’s power draw based upon the combination of parameters being monitored to permit even longer battery run-times.
uSpO2® Cable/Board. Our SET® technology-in-a-cable contains the low power (MS-2040) technology in a reduced size, allowing it to be embedded into patient cables as part of the sensor connector. This allows the uSpO2® cable/board to interface with monitoring devices externally via an existing communications port in instances where internal integration of a traditional Masimo SET® technology board is not feasible. The uSpO2® cable/board provides the same Masimo SET® Measure-through Motion and Low Perfusion® pulse oximetry found in our other products, with a typical power consumption of less than 45 milliwatts.
Monitors / Devices
Root™. Root™ is a powerful patient monitoring and connectivity platform that integrates our rainbow® and SET® measurements with multiple additional specialty measurements through MOC-9® open architecture technology in an integrated, clinician-centric platform. The first MOC-9® technologies developed by Masimo were SedLine® brain function monitoring, NomoLine™ capnography and gas monitoring and O3® regional oximetry. Root™ with Nomoline™ capnography, SedLine® brain function monitoring, wireless communication and Iris® connectivity for third-party medical devices has received FDA 510(k) clearance. O3® regional oximetry has received CE Mark and FDA 510(k) clearance.
In June 2017, we announced our first MOC-9® partnership, which enables third parties to utilize Root™’s open architecture and built-in connectivity to independently develop, obtain regulatory approvals, and commercialize their own external MOC-9® module. Alternatively, third parties can develop Masimo Open Connect Control (MOC-C™) applications for Root™ using the MOC-9® software development kit (SDK). While we support the development efforts of our MOC® partners as needed, and help increase awareness of the availability of non-Masimo MOC-9® modules and MOC-C™ applications, our MOC-9® partners use their existing distribution channels to sell their MOC-9® modules or MOC-C™ applications to customers.
In February 2017, we introduced a limited market release of the EWS for Root™. EWS aggregates information from multiple vital signs and clinical observations to generate a score that represents the potential degree of patient deterioration. There are several EWS protocols, such as the Pediatric Early Warning Score (PEWS), Modified Early Warning Score (MEWS) and National Early Warning Score (NEWS). These various scores require vital signs contributors such as oxygen saturation, pulse rate, respiration rate, body temperature and systolic blood pressure along with contributors input by clinicians, such as level of consciousness, use of supplemental oxygen and urine output. The weighting and number of contributors differ depending upon which EWS protocol is used. Root™ can be customized for various predefined EWS protocols, or hospitals can configure their own set of required contributors, and their relative weights, to create an EWS unique to their care environment.
Radical-7®. The Radical-7® Pulse CO-Oximeter® is a wireless touchscreen device that incorporates our MX circuit board to allow upgradable rainbow SET™ measurements and offers three-in-one capability. The Radical-7® can be used as:

•	a standalone device for bedside monitoring;

•	a detachable, battery-operated handheld unit for easy portable monitoring;

•	an integrated device as part of the Root™ patient monitoring and connectivity platform; and

•
a monitor interface via SatShare®, a proprietary technology allowing our products to work with certain competitor products, to upgrade existing conventional multiparameter patient monitors to Masimo SET® while displaying rainbow® measurements on the Radical-7® itself.

With its wide-ranging flexibility, Radical-7® can continuously monitor a patient from the ambulance, to the emergency room, to the operating room, to the general floor and beyond, until the patient is discharged. Radical-7® delivers the accuracy and reliability of Masimo rainbow SET™ with multi-functionality, ease of use and the availability of measurement upgrades for existing monitors.
Radius-7®. Radius-7® for the Root™ patient monitoring and connectivity platform is the first and only wearable, wireless monitor with rainbow SET™ technology, enabling continuous monitoring and early identification of clinical deterioration while still allowing patients the freedom of movement. With Bluetooth® and Wi-Fi wireless connectivity, Radius-7® with Root™ can alert clinicians at the bedside or remotely, through Masimo Patient SafetyNet, of critical changes in a patient’s SpO2 and PR, even during states of motion and low perfusion, as well as RRa® and additional rainbow SET™ measurements. Radius-7® with Root™ has received both CE Mark and FDA 510(k) clearance.
Rad-97™. Rad-97™ is a versatile standalone Pulse CO-Oximeter® that features a 1080p HD color display with user-friendly multi-touch navigation and Measure-through Motion and Low Perfusion® SET® that can be used to measure SpO2, PR, PVi® and Pi. Rainbow SET™ measurements such as SpHb®, SpOC™, SpCO®, SpMet® and RRa® can also be enabled. Rad-97™ is the smallest Masimo bedside device currently capable of monitoring the full rainbow SET™ platform. Rad-97™ has received CE Mark. In September 2017, we announced FDA 510(k) clearance and full market release of Rad-97™, including an additional Rad-97™ configuration with integrated NomoLine™ capnography. Rad-97™ has also received FDA 501(k) clearance for home use, bringing hospital-grade technology to the home in a single integrated device that is a monitoring, connectivity and telecommunications hub. An optional integrated camera allows remote clinicians to interact with patients at home over live audio and video. With its built-in enterprise Wi-Fi capability, Rad-97™ has the ability to connect wirelessly from the home to supplemental patient monitoring systems, including Patient SafetyNet, facilitating automatic data transfer to hospital EMR systems.
Rad-97™ NIBP. Rad-97™ NIBP includes an integrated port that allows clinicians to connect a blood pressure cuff inflation hose directly to the device. Designed for reliability and patient comfort, Rad-97™ NIBP is compatible with both disposable and reusable cuffs for a variety of patient types. Rad-97™ NIBP enables clinicians to measure arterial blood pressure for adult, pediatric and neonatal patients, with three measurement modes: spot-check, automatic interval (which measures blood pressure routinely, at a desired interval) and stat interval (which continually measures blood pressure for a desired duration). In March 2017, we announced the CE Mark of the Rad-97™ NIBP. In September 2017, we announced FDA 510(k) clearance and full market release of Rad-97™ NIBP.
Rad-67™. Rad-67™, our handheld Pulse CO-Oximeter®, is a compact, portable spot-check device that offers Measure-through Motion and Low Perfusion® SET® pulse oximetry and upgradeable rainbow® noninvasive monitoring technology. With the universal reusable rainbow® DCI®-mini sensor, Rad-67™ features Next Generation SpHb® technology. In June 2017, Masimo announced the limited market release of the Rad-67™. The Rad-67™ with next generation SpHb® technology has received the CE Mark, but are not currently available for sale in the U.S.
Rad-57®. Rad-57® is a fully featured handheld Pulse CO-Oximeter® that provides continuous, noninvasive measurement of SpO2, PR, PVi® and Pi with the ability to upgrade to SpHb®, SpCO®, SpMet® and SpOC. Its rugged and lightweight design makes it applicable for use in hospital and field settings, specifically for fire departments and emergency medical service units.
Rad-8®. Rad-8® is a bedside pulse oximeter featuring Masimo SET® (without the ability to update to rainbow® technology) in a low cost design and with a streamlined feature set.
Rad-5®/Rad-5v®. Rad-5® and Rad-5v® were Masimo’s first dedicated lightweight, user-configurable, handheld pulse oximeters to provide Masimo SET® SpO2, PR and Pi measurement (without the ability to upgrade to rainbow® technology).
Rad-G™. Rad-G™ is a low-cost, rugged, handheld pulse oximetry device with a rechargeable battery and LCD display. It uses Measure-through Motion and Low Perfusion® SET® pulse oximetry technology to measure SpO2, PR, Pi and RRp®. Rad-G™ was designed primarily for use in pneumonia screening and spot-checking of SpO2 in low-resource settings. Rad-G™ is not currently available for sale in the U.S.
Pronto®. Pronto® is a handheld noninvasive multiparameter testing device that uses Masimo rainbow SET™ technology to provide spot-check measurement of SpO2, PR, Pi and SpHb® in both hospitals (i.e., emergency departments) and remote settings such as physician offices.

SatShare®. Our SatShare® technology enables a conventional monitor to receive continuous measurement updates using Masimo SET® through a simple cable connection from the back of Radical-7® to the sensor input port on the conventional monitor. No software upgrades or new modules are necessary for the upgrade, which can be completed in minutes. SatShare® allows hospitals to standardize the technology and sensors used throughout the hospital while allowing them to gain the more accurate monitoring capabilities using Masimo SET®, as well as other additional functionality, in a cost-effective manner. SatShare® technology has facilitated many hospital-wide conversions of previously installed competitor monitors to Masimo SET®. In addition, Masimo rainbow SET™ measurements such as SpHb® are available to clinicians on the Radical-7® itself while the device is being used in SatShare® mode.
MightySat™ Rx. MightySat™ Rx is a fingertip pulse oximeter that incorporates Masimo SET® Measure-through Motion and Low Perfusion® technology, which measures and displays SpO2, PR and Pi with the option to add PVi® and RRp®. The MightySat™ Rx (without RRp®) has received CE Mark and FDA 510(k) clearance. In February 2017, we announced the CE Mark of the RRp® measurement on the MightySat™ Rx fingertip pulse oximeter.
iSpO2 Rx™. The iSpO2® Rx™ pulse oximeter combines a fingertip sensor, cable and pulse oximeter in a lightweight, portable device that connects directly to a smart device for displaying measurements. iSpO2 Rx™ uses SET® Measure-through Motion and Low Perfusion® technology to measure SpO2, PR and Pi. The Masimo Professional Health app, available for both iOS® and Android devices, allows clinicians to track, trend and download patient data. iSpO2 Rx™ has received the CE Mark, but is not currently available for sale in the U.S.
SedLine® MOC-9® Module. Our SedLine® MOC-9® module for Root™ is an EEG-based continuous brain function monitor that provides information about a patient’s response to anesthesia. Our Next Generation SedLine®, enhances PSi to make it less susceptible to EMG interference and to improve performance in low-power EEG cases.
O3® MOC-9® Module. Our O3® MOC-9® module for Root™ uses near-infrared spectroscopy (NIRS) to detect regional hypoxemia by continuously measuring tissue oxygen saturation (rSO2), automating the differential analysis of regional to central oxygen saturation.
NomoLine™ Capnography and Gas Monitoring. Our gas analyzers, IRMA™ and ISA™, are available through Root™ MOC-9® modules via OEM integration or through an emergency capnometer (EMMA®). These analyzers enable our customers to benefit from CO2, N2O, O2 and anesthetic agent monitoring in many hospital environments.
uSpO2® Cable/Board. Our SET® technology-in-a-cable contains our low power (MS-2040) technology in a reduced size, allowing it to be embedded into patient cables as part of the sensor connector.
Sensors
Sensors and Cables. We have developed one of the broadest lines of single-patient-use (disposable), reusable and rainbow® sensors and cables. In total, we have over 100 different types of sensors designed to meet virtually every clinical need. Masimo SET® sensors are uniquely designed to reduce interference from physiological and non-physiological noise. Our proprietary technology platforms operate only with our proprietary sensor lines. However, through the use of adapter cables, our sensors can be connected to certain competitor pulse oximetry monitors. We sell our sensors and cables to end-users directly or through our distributors and OEM partners.
Our single-patient-use sensors offer several advantages over reusable sensors, including improved performance, cleanliness, increased comfort and greater reliability. Our reusable sensors are primarily used for short-term, spot-check monitoring.
RD-SET™, RD rainbow SET™, and RD rainbow Lite SET™. Our RD family of sensors is designed to maximize patient comfort, optimize clinician workflow and reduce material waste. RD sensors are lightweight with no moving parts and a flat, soft cable with smooth edges. RD sensors are available in fold-over and wrap-around styles for a variety of patient types and clinical scenarios.
SofTouch™ Sensors. SofTouch™ sensors are designed with less or no adhesive for patients with compromised skin conditions. SofTouch™ sensors are available as single-patient sensors for newborns and multi-site reusable sensors for pediatrics and adults.
Trauma and Newborn Sensors. We have developed two specialty sensor lines, for trauma and resuscitation situations, as well as for newborns. These sensors contain an identifier that automatically sets the pulse oximeter to its maximum sensitivity and fastest settings, and allow for quick application, even in wet and slippery environments. Additionally, we introduced low-profile sensors LNCS® and M-LNCS® Neo, NeoPt and Inf sensors to monitor oxygen saturation in newborns. These sensors are smaller and thinner, making them significantly more comfortable for patients and easier for clinicians to apply.

Blue® Sensors. We believe our Blue® Sensors are the first FDA-cleared sensors to accurately monitor arterial blood oxygen saturation levels in cyanotic infants and children with abnormally low oxygen saturation levels.
E1® Ear Sensor. We believe that our E1® Ear Sensor is the first single-patient-use ear sensor that can be placed securely in the ear conchae, allowing clinicians to combine Masimo SET® performance and central monitoring to provide quick access and responsive assessment of oxygenation. The E1® Ear Sensor is designed for field emergency medical services utilization.
TFA-1™ Adhesive Forehead Sensor. We designed our TFA-1™ forehead sensor for hospitals desiring forehead monitoring using a disposable sensor. TFA-1™ combines Masimo SET® performance with quick access and responsive oxygenation assessment, and has received FDA 510(k) clearance.
rainbow® Sensors. We developed these proprietary, multi-wavelength sensors for use with our rainbow® Pulse CO-Oximetry products. In contrast to traditional sensors that only have the capability to monitor SpO2, and PR, our rainbow® sensors can also monitor SpCO®, SpMet® and SpHb®. Our licensed rainbow SET™ sensors are the only sensors that are compatible with our licensed rainbow SET™ products. Rainbow® sensors are available in single-patient-use, and reusable spot-check sensor types.
The rainbow® DCI®-mini is the first noninvasive hemoglobin spot-check sensor for infants and small children (weight 3 to 30 kg). Paired with our handheld Pronto® or Rad-67™ devices, the rainbow® DCI®-mini sensors are designed to help clinicians quickly and easily spot-check hemoglobin levels in infants and small children, which may facilitate the identification of anemia. When paired with Rad-67™, the rainbow® DCI®-mini enables Next Generation SpHb® measurements. The rainbow® DCI®-mini has received CE Mark in Japan, but is not currently available for sale in the U.S. or Europe.
In 2017, we introduced the rainbow® Super DCI®-mini sensor, allowing, for the first time, the ability to measure SpHb®, SpCO®, SpMet® and SpO2 on the same noninvasive reusable sensor.
rainbow Acoustic™ Sensors. We believe we were the first to market a continuous respiration rate monitoring technology based on an acoustic sensor placed on the patient’s neck. Our rainbow Acoustic™ sensors detect the sounds associated with breathing and convert the sounds into continuous respiration rate using proprietary signal processing that is based on Masimo SET®. RAS-45, our single-use adult and pediatric acoustic respiration sensor for RAM®, is designed to facilitate placement on and improve attachment to the neck. RAS-45 operates with Masimo MX circuit boards to measure RRa® and display an acoustic respiration wave form. Like the RAS-125c sensor, RAS-45 operates with Masimo MX technology boards to measure RRa®, display the acoustic respiration wave form and optionally allow clinicians to listen to the sound of breathing. Both sensors are for adult and pediatric patients who weigh more than 10 kg. RAS-45 has received CE Mark.
SedLine® Sensor. Used with the SedLine® MOC-9® module for the Root™ patient monitoring and connectivity platform, the SedLine® sensor is a disposable sensor that collects EEG data for our SedLine® monitor. In 2017, we introduced RD SedLine® sensors, which feature a repositioned, color-coded sensor-cable connection that lies comfortably on the patient’s head and soft foam pads to reduce discomfort upon application to the patient.
O3® Sensors. Used with the O3® MOC-9® module for the Root™ patient monitor, each O3® sensor contains four light-emitting diodes and two detectors to continuously measure rSO2. In May 2017, we announced FDA 510(k) clearance for our pediatric application of O3® regional oximetry with the O3® pediatric sensor, making O3® regional oximetry monitoring available in the U.S. for both adult patients and pediatric patients weighing more than 5 kg (11 lbs) and less than 40 kg (88 lbs).
Reprocessed Sensors. We offer customers the option of using Masimo reprocessed sensors, the only sensor reprocessing solution that maintains new Masimo sensor performance specifications.
Remote Alarm and Monitoring Solutions
Masimo Patient SafetyNet. Patient SafetyNet is a supplemental remote monitoring and clinician notification system that routes bedside-generated alarms through a server to a qualified clinician’s handheld paging device in real-time. Each system can support up to 200 bedside monitors and can either be integrated into a hospital’s existing IT infrastructure or operate as a stand-alone wireless network.
Proprietary Measurements and Features
All of our monitors shipped since January 2006, including Radical-7® and certain future OEM products, that incorporate the MX circuit board will allow purchases of software for rainbow® measurements, as well as other future measurements. Our current rainbow® measurements include SpHb®, SpCO®, SpMet®, SpOC™ ORi™, Pi, PR, PVi®, RPVi™, RRp® and SpfO2™, as well as rainbow Acoustic Monitoring®, RRa®.

Halo Index™. Currently, clinicians monitor multiple clinical parameters on each patient and interpret each measurement independently. Halo Index™ is a dynamic indicator that facilitates continuous global trending and assessment of multiple physiological measurements within a single index to quantify changes in patient status that can be displayed on the Patient SafetyNet view stations. Halo Index™ has received CE Mark, but is not currently available for sale in the U.S. In the future, subject to receipt of regulatory clearance, we expect Halo Index™ will also be available as part of our standalone devices and OEM boards. As more clinical evidence is collected on Halo Index™, its clinical utility in a variety of care areas and patient types will become more specific.
Eve™, our newborn screening software application for our Radical-7® Pulse CO-Oximeter®, is designed to help clinicians more effectively and efficiently screen newborns for critical congenital heart disease (CCHD). In the Radical-7® Pulse CO-Oximeter®, Eve™ automates the screening steps with animated instruction, including sensor application, measurement selection and screening result determination. Eve™ is intended to provide consistent application of the screening protocol to reduce method-and operator-induced variability and improve efficiency by automating the data capture and comparison between readings. Eve™ has received CE Mark, but is currently not available for sale in the U.S.
X-Cal®
Sensor and cable failures can prevent pulse oximeters from providing the patient safety advantages that continuous pulse oximetry monitoring is intended to provide. Our X-Cal® technology enhances patient safety and improves clinician efficiency by preserving system quality, performance and reliability and reducing the chances of bad or inferior sensors and cables being used on patients. X-Cal® technology enhances the benefits of Masimo’s pulse oximetry by incorporating the means to track the expected monitoring life of our sensors and cables and provides appropriate user messaging on the host monitor.
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

•
We design our sensors and cables to last well beyond their warranty period and customer feedback indicates our sensors and cables last significantly longer than competing products, but cable and sensor reliability may still be compromised when used beyond their intended life, affecting patient care and causing clinicians and biomedical engineers to spend time troubleshooting intermittent cable and sensor issues; and

•
We believe that third-party reprocessed pulse oximetry sensors introduce challenges in the clinical environment due to potential quality issues. In fact, we believe that most third-party reprocessed sensors do not indicate that they are capable of performing in the same conditions as Masimo Measure-through Motion and Low Perfusion® sensors or in neonatal applications, key performance requirements available with Masimo SET® sensors. To the best of our knowledge, no third-party company has attempted to reprocess rainbow SET™ sensors.

Connectivity
Iris® connectivity on Root™ allows third-party devices, such as intravenous pumps and ventilators, to connect to Root™ enabling display of measurements and notification on the Root™ monitor, with the ability to document results in the EMR through Masimo Patient SafetyNet.
Iris Gateway™ bridges the gap between device data generated at the patient bedside and documentation in patient data management systems by automatically transferring data from medical devices to EMRs, improving productivity and reducing the likelihood of transcription errors.
Kite® provides a supplemental display of data from a Masimo device on a compatible smart television and allows clinicians to configure the display differently than that of the connected Masimo device. Kite® integrates into existing hospital infrastructures where a supplementary display may be beneficial, such as the operating room.
Data Analysis & Reporting
Trace™ is the first data visualization and reporting software compatible with the full capabilities of the Root™ patient monitoring and connectivity platform, including Radical-7® and Radius-7® Pulse CO-Oximeters®, Root™ with integrated noninvasive blood pressure and temperature, and connected MOC-9® modules such as SedLine® brain function monitoring, ISA™ and ISA™ OR+ capnography, and O3® regional oximetry. Trace™ can create insightful, easy-to-read patient reports that include parameter trends, histograms, event annotations, and key statistics. Trace™ can communicate with Masimo devices via high-speed wired or wireless connections, with the ability to transfer up to 96 hours of patient data.

Consumer Products
MightySat™, our fingertip pulse oximeter for personal use provides SpO2, PR and Pi measurements for health and wellness applications. MightySat™, which is also available with RRp® and PVi®, provides measurements in a compact, battery-powered design with a large color screen that can be rotated for real-time display of the measurements. Bluetooth® wireless functionality enables measurement display via a free, downloadable Masimo Personal Health application on iOS® and Android mobile devices, as well as the ability to trend and communicate measurements, including the Apple Health Kit. MightySat™ is available through consumer retailers and directly from Masimo, and is intended for general health and wellness use only. MightySat™ is not intended for medical use.
iSpO2® is a personal use pulse oximeter that combines a fingertip sensor, cable and pulse oximeter in a lightweight, portable device that connects directly to a smart device for displaying measurements. iSpO2® uses SET® Measure-through Motion and Low Perfusion® technology to measure SpO2, PR and Pi. The Masimo Personal Health app, available for both iOS® and Android devices, allows users to track, trend and download their data, as well as share it with the Apple Health app. iSpO2® is available through consumer retailers and directly from Masimo and is intended for general health and wellness use only. iSpO2® is not intended for medical use.
Cercacor Laboratories, Inc.
Cercacor Laboratories, Inc. (“Cercacor”) is an independent entity spun-off from us to our stockholders in 1998. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor. We are a party to a cross-licensing agreement with Cercacor, which was amended and restated effective January 1, 2007 (the Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies.
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
Our license to use rainbow® technology for these measurements in these markets is exclusive on the condition that we continue to pay Cercacor royalties on our products incorporating rainbow® technology, subject to certain minimum aggregate royalty thresholds, and that we use commercially reasonable efforts to develop or market products incorporating the licensed rainbow® technology. The royalty is up to 10% of the rainbow® royalty base, which includes handhelds, tabletop and multiparameter devices. Handheld products incorporating rainbow® technology carry a 10% royalty rate. For other products, only the proportional amount attributable to that portion of our devices used to monitor non-vital signs measurements, rather than to monitor vital signs measurements, and sensors and accessories for measuring only non-vital sign parameters are included in the 10% rainbow® royalty base. For multiparameter devices, the rainbow® royalty base includes the percentage of the revenue based on the number of rainbow®-enabled measurements. For hospital contracts where we place equipment and enter into a sensor contract, we pay a royalty to Cercacor on the total sensor contract revenue based on the ratio of rainbow®-enabled devices to total devices. During the year ended December 30, 2017 and going forward, we are subject to certain specific annual minimum aggregate royalty payment obligations of $5.0 million per year.
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
U.S. Food and Drug Administration (FDA) Premarket Clearance and Approval Requirements
The FDA, along with other federal, state and local authorities, regulates our products and product-related activities. Pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA) and the regulations promulgated under that Act, the FDA regulates the design, development, clinical trials, testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices. We endeavor to ensure that our products and procedures remain in compliance with all applicable FDA regulations, but the regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that these changes might have on our business, financial condition and results of operations. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive from the FDA either 510(k) clearance, by filing a 510(k) premarket notification, or premarket application (PMA) approval, after submitting a PMA. Alternatively, the device may be cleared through the de novo classification process by the FDA.
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
Although an applicant may initially choose whether to submit a 510(k) notification for clearance, a PMA for approval or a de novo request for classification, the FDA decides which pathway is appropriate based upon the classification of the device. Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to the FDA’s general regulatory controls (General Controls) for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation (QSR), facility registration and product listing, reporting of adverse medical events and malfunctions, reporting of corrections and removals, and appropriate, truthful and non-misleading labeling, advertising and promotional materials. Only specified Class I devices, including devices with software, are subject to the design controls requirements of the QSR; other Class I devices are exempt from design control requirements. Some Class I devices are also exempt from many of the manufacturing practice requirements of the QSR by regulation. While most Class I devices are exempt from the 510(k) premarket notification process, some Class I devices also require 510(k) clearance by the FDA.
Class II devices are subject to the FDA’s General Controls, including the Design Control requirements of the QSR, and any other special controls deemed necessary by the FDA to provide reasonable assurance of the safety and effectiveness of the device. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure, although some Class II devices are exempt from the premarket notification requirement. The majority of our current regulated devices are classified as Class II devices while only a few are classified as Class I devices.
To obtain 510(k) clearance, a company must submit a premarket notification demonstrating substantial equivalence between the proposed device and a legally marketed “predicate” device, which is defined as a legally marketed device, that (i) was legally marketed prior to May 28, 1976, for which the FDA has not yet called for submission of a PMA application; (ii) has been reclassified from Class III to Class II or Class I; (iii) has been cleared through the 510(k) premarket notification process; or (iv) has been previously determined to be exempt from the 510(k) process. Substantial equivalence means that the proposed device has the same intended use and the same technological characteristics as the predicate device, or, if the new device has different technological characteristics, that the device is as safe and effective as the predicate device and does not raise different questions of safety and effectiveness. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, requires a new 510(k) clearance or, if the modified device is not substantially equivalent, could require a PMA approval or de novo classification. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review this decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, PMA approval or de novo classification, the agency may retroactively require the manufacturer to seek 510(k) clearance, PMA approval or de novo classification. The FDA can also require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance, PMA approval or de novo classification is obtained.
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
A clinical trial may be required in support of a 510(k) submission and generally is required for a PMA application or de novo classification request. Clinical trials involving a “significant risk” device require an Investigational Device Exemption (IDE) application approved in advance by the FDA for a specified number of patients, unless the proposed study is deemed to be exempt from the IDE requirements. If the study meets the requirements for a non-significant risk study, it may be eligible for compliance with “abbreviated” IDE requirements, which include a subset of the requirements applicable to significant risk medical devices studies. If a complete IDE is required, the IDE application must be supported by appropriate data, such as animal and laboratory testing results, protocols for the proposed investigation and other information demonstrating that the device is appropriate for use with humans in a clinical study. Clinical trials may begin if the IDE application is approved by the FDA and the appropriate institutional review boards (IRBs) at the clinical trial sites. Submission of an IDE application does not give assurance that the FDA will issue the IDE. If the IDE application is approved, there can be no assurance the FDA will determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects. Both significant risk and non-significant risk trials must also comply with the FDA’s regulations, including the requirement that informed consent be obtained from each subject, and with clinical trial reporting regulations that require us to submit information on certain clinical trials to a database maintained by the National Institutes of Health. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the U.S.
We believe that our OEM partners may be required to obtain 510(k) premarket clearance from the FDA for certain of their products that incorporate Masimo SET® technology, Masimo rainbow SET™ technology, Masimo Board-in-Cable technology or Masimo sensors. In order to facilitate receipt of 510(k) clearance by our OEM partners for their products that incorporate Masimo SET® or Masimo rainbow SET™ boards and sensors, we grant our OEM partners a right to cross-reference the 510(k) submission files from our cleared Masimo SET® circuit boards, sensors, cables and notification systems.
We market our iSpO2® pulse oximeter and MightySat™ fingertip pulse oximeter for general health and wellness use. We are marketing these products in accordance with the FDA’s current policy and enforcement discretion which indicates that pulse oximeters that are not intended for medical purposes can be marketed directly to consumers without first obtaining 510(k) clearance. We cannot assure you that the FDA will not change its policy regarding the regulation of these products. If the FDA changes its policy, we may be required to seek 510(k) clearance to market these pulse oximeters. We also may be required to cease marketing and/or recall the products until we obtain new 510(k) clearances.
The regulatory regime is subject to change by Congress or the FDA. For example, in December 2016, Congress enacted the 21st Century Cures Act (Cures Act), which contained several provisions related to the review and approval of new medical technologies. Along with other changes, the Cures Act established a statutory program for “breakthrough” devices, defined as devices intended to treat or diagnose a life-threatening or irreversibly debilitating disease that represents a breakthrough technology, devices that have no approved/cleared alternatives, devices that offer significant advantages over approved/cleared alternatives, or devices where the availability of such device is in the best interest of patients. The FDA will apply additional resources to help speed the approval or clearance of devices that are designated as breakthrough devices. The Cures Act also included provisions related to the “least burdensome” principle and expanded the number of patients that could be treated using a device approved under a Humanitarian Device Exemption, among other provisions.
User Fees
Unless a specific exemption or waiver applies, 510(k) submissions, de novo classification requests, and PMA applications are subject to user fees. The PMA and de novo classification user fees are significantly higher than the user fees for 510(k) notifications. The FDA was recently reauthorized to assess medical device user fees through fiscal year 2022 pursuant to the FDA Reauthorization Act of 2017.
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

•
for 510(k)-cleared devices, clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change or modification in intended use of one of our cleared devices;

•	for any future PMA approved products, approval of product modifications that affect the safety or effectiveness of the device;

•
medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury, or if their device has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

•	for any future PMA approved products, post-approval restrictions or conditions, including post-approval study commitments;

•	post-market surveillance requirements, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

•
the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of its conditions of approval, governing laws and/or regulations;

•	regulations pertaining to voluntary recalls; and

•	notices of corrections or removals.
We must register with the FDA as a medical device manufacturer, list all products placed in commercial distribution and obtain all necessary state permits, licenses or other authorizations to operate our business. As a manufacturer, we are subject to announced and unannounced inspections by the FDA to determine our compliance with the FDA’s QSR and other regulations. Our OEM partners also are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements.
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

Manufacturers must demonstrate that their devices conform to the relevant essential requirements through a conformity assessment procedure. The nature of the assessment depends upon the classification of the device. The classification rules are mainly based on three criteria: the length of time the device is in contact with the body, the degree of invasiveness and the extent to which the device affects the anatomy. Conformity assessment procedures for all but the lowest risk classification of device involve a notified body. Notified bodies are often private entities and are authorized or licensed to perform such assessments by government authorities. Manufacturers usually have some flexibility to select a notified body for the conformity assessment procedures for a particular class of device and to reflect their circumstances, e.g., the likelihood that the manufacturer will make frequent modifications to its products. Conformity assessment procedures require an assessment of available clinical evidence, literature data for the product and post-market experience in respect of similar products already marketed. Notified bodies also may review the manufacturer’s quality systems. If satisfied that the product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity and application of the CE Mark. Application of the CE Mark allows the general commercializing of a product in the EU. The product can also be subjected to local registration requirements depending on the country. We maintain CE Marking on all of our products that require such markings as well as local registrations as required.
In May 2017, the EU adopted a new Medical Devices Regulation (EU) 2017/745 (MDR), which will repeal and replace the MDD with effect from May 26, 2020. The MDR clearly envisages, among other things, stricter controls of medical devices, including strengthening of the conformity assessment procedures, increased expectations with respect to clinical data for devices and pre-market regulatory review of high-risk devices. The MDR also envisages greater control over notified bodies and their standards, increased transparency, more robust device vigilance requirements and clarification of the rules for clinical investigations. Under transitional provisions, medical devices with notified body certificates issued under the MDD prior to May 26, 2020 may continue to be placed on the market for the remaining validity of the certificate, until May 27, 2024 at the latest. After the expiry of any applicable transitional period, only devices that have been CE marked under the MDR may be placed on the market in the EU.
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
Medical Device Tax
In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation. Among other initiatives, commencing January 1, 2013, these laws imposed significant new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, with certain exemptions. For the year ended January 2, 2016, we recorded $6.9 million in medical device taxes that were included in selling, general and administrative expenses. In December 2015, the medical device tax was temporarily suspended for two years beginning January 1, 2016 and ending December 31, 2017. On January 22, 2018, an additional two-year temporary suspension of the medical device tax was enacted beginning January 1, 2018 and ending December 31, 2019. Such tax may be reimposed on medical device makers beginning on January 1, 2020 if such suspension is not re-extended or the medical device tax is not permanently repealed.
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
Privacy and Security of Health and Other Personal Information
Numerous federal, state and international laws and regulations, including HIPAA and General Data Protection Regulation (GDPR), govern the collection, use and disclosure of patient-identifiable, protected health and other personal information (PHI). In the U.S., HIPAA applies to covered entities, which include most healthcare facilities that purchase and use our products, and their business associates. The HIPAA Privacy Rule restricts the use and disclosure of PHI, and requires covered entities and their business associates to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes detailed requirements for safeguarding PHI transmitted or stored electronically. Although we are not a covered entity, we are sometimes deemed to be a business associate of covered entities due to activities that we perform for or on behalf of covered entities, such as training customers on the use of our products or investigating product performance. As business associates, we are subject to many of the requirements of HIPAA and could be directly subject to HIPAA civil and criminal enforcement and the associated penalties for violation of the Privacy, Security and Breach Notification Rules.
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
Centers for Medicare and Medicaid Services (CMS) is the federal agency responsible for administering the Medicare program. Along with its contractors, CMS establishes the coverage and reimbursement policies for the Medicare program. Because a large percentage of our products are used in the treatment of elderly or disabled individuals who are Medicare beneficiaries, Medicare’s coverage and reimbursement policies are particularly significant to our business. In addition, private payers often follow the coverage and reimbursement policies of Medicare.
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
Competition
The medical device industry is highly competitive and many of our competitors have substantially greater financial, technical, marketing and other resources than we do. While we regard any company that sells pulse oximeters as a potential customer, we also recognize that the companies selling pulse oximeters on an OEM basis and/or pulse oximetry sensors are also potential competitors. Our primary competitor, Medtronic plc (Medtronic, formerly Covidien Ltd.), currently holds a substantial share of the pulse oximetry market. Medtronic sells its own brand of Nellcor pulse oximeters to end-users, sells pulse oximetry modules to other monitoring companies on an OEM basis, and licenses to certain OEMs the right to make their pulse oximetry platforms compatible with their sensors. We also face substantial competition from larger medical device companies, including companies that develop products that compete with our proprietary Masimo SET® and our OEM partners. We believe that a number of companies have announced products that claim to offer motion-tolerant accuracy. Pursuant to the terms of the Third Amendment to Settlement Agreement and Release of Claims effective September 2016, Medtronic will discontinue paying royalties to us after October 6, 2018. In addition, some of our patents have expired and other will expire over time in accordance with the laws of the jurisdiction in which they were issued.
We believe that the principal competitive factors in the market for pulse oximetry products include:

•	accurate monitoring during both patient motion and low perfusion;

•	ability to introduce other clinically beneficial measurements related to oxygenation and respiration, such as noninvasive and continuous oxygen reserve index and hemoglobin;

•	competitive pricing, including bundling practices;

•	brand recognition and perception of innovation abilities;

•	sales and marketing capability;

•	access to hospitals which are members of GPOs;

•	access to integrated delivery networks;

•	access to OEM partners; and

•	patent protection.
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
Sales and Marketing
We have sales and marketing employees in the U.S. and abroad. We expect to moderately increase our worldwide sales and sales support organizations as we continue to expand our presence throughout both the U.S. and the world, including Europe, the Middle East, Asia, Latin America, Canada and Australia. We currently sell all of our medical products both directly to hospitals and the alternate care market via our sales force and certain distributors. We sell our non-medical/consumer products through e-commerce Internet sites such as www.masimopersonalhealth.com and www.amazon.com.
The primary focus of our sales representatives is to facilitate the conversion of competitor accounts to our Masimo SET® pulse oximetry and rainbow SET™ Pulse CO-Oximetry® products, to expand the use of Masimo SET® and Patient SafetyNet on the general floor and to create and expand the use of rainbow® measurements in both critical care and non-critical care areas. In addition to sales representatives, we employ clinical specialists to work with our sales representatives to educate end-users on the benefits of Masimo SET® and assist with the introduction and implementation of our technology and products to their sites. Our sales and marketing strategy for pulse oximetry has been and will continue to be focused on building end-user awareness of the clinical and cost-saving benefits of our Masimo SET® platform. More recently, we have expanded this communication and educational role to include our Masimo rainbow® Pulse CO-Oximetry and rainbow Acoustic Monitoring® products, including hemoglobin, carboxyhemoglobin, methemoglobin, PVi®, acoustic respiration rate and Halo Index™.
For the year ended December 30, 2017, two just-in-time distributors, Owens & Minor and Cardinal Health, represented approximately 11.2% and 12.7%, respectively, of our total revenue. These were the only two customers that represented 10% or more of our revenue for the year ended December 30, 2017. Importantly, these two distributors take and fulfill orders from our direct customers, many of which have signed long-term sensor purchase agreements with us. As a result, in the event a specific just-in-time distributor is unable to fulfill these orders, the orders would be redirected to other distributors or fulfilled directly by us.
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
In order to facilitate our U.S. direct sales to hospitals, we have signed contracts with what we believe to be the five largest national GPOs in the U.S., based on the total volume of negotiated purchases. In return for the GPOs putting our products on contract, we have agreed to pay the GPOs a percentage of our revenue from their member hospitals. In 2017 and 2016, revenue from the sale of our pulse oximetry products to hospitals that are associated with GPOs amounted to $417.2 million and $375.0 million, respectively.
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
We have developed a patent portfolio internally, and, to a lesser extent, through acquisitions and licensing, that covers many aspects of our product offerings. As of December 30, 2017, we had 640 issued patents and 333 pending applications in the U.S., Europe, Japan, Australia, Canada and other countries throughout the world. Our patents expire in accordance with the laws of the particular jurisdciation in which they were issued, which sometimes change. Additionally, as of December 30, 2017, we owned 77 U.S. registered trademarks and 241 foreign registered trademarks, as well as trade names that we use in conjunction with the sale of our products. Our trademarks are perpetually renewable.
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
There are risks related to our intellectual property rights. For further detail on these risks, see “Risks Related to Our Intellectual Property” under Item 1A—“Risk Factors” in this Annual Report on Form 10-K.
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
Our total research and development expenditures for fiscal years 2017 and 2016 were $62.0 million and $59.4 million, respectively. We expect our research and development expenses to increase moderately in fiscal year 2018 and beyond as we expand our research and development staff, enhance our existing products and technologies and develop new products for market introduction.
Manufacturing
Our strategy is to manufacture products in-house when it is efficient and cost-effective for us to do so. We currently manufacture our bedside and handheld pulse oximeters, our full line of disposable and reusable sensors and most of our patient cables in-house or through captive contract maquiladora operations. We maintain an approximate 70,700 square foot manufacturing facility in Irvine, California, and two separate manufacturing facilities in Mexicali and San Luis Rio Colorado,

Mexico that have combined square footage of approximately 159,000 square feet, all three of which are International Organization for Standardization (ISO) 13485:2012 certified. We also maintain an approximate 90,000 square foot facility in Hudson, New Hampshire, a portion of which is used to manufacture advanced light emitting diodes and other advanced component-level technologies. In addition, we maintain an ISO 13485:2012 certified facility approximating 16,400 square feet in Danderyd, Sweden, a portion of which is used to manufacture ultra-compact mainstream and sidestream capnography and gas monitoring technologies. We will continue to utilize third-party contract manufacturers for products and subassemblies that can be more efficiently manufactured by these parties, such as our circuit boards. We monitor our third-party manufacturers and perform inspections and product tests at various steps in the manufacturing cycle to ensure compliance with our specifications. We also do full functional testing of our circuit boards.
For raw materials, we and our contract manufacturers rely on sole source suppliers for some components, including digital signal processor chips and analog-to-digital converter chips. We and our contract manufacturers have taken steps to minimize the impact of a shortage or stoppage of shipments of digital signal processor chips or analog to digital converter chips, including maintaining a safety stock of inventory and designing software that may be easily ported to another digital signal processor chip. We believe that our sources of supply for components and raw materials are adequate. In the event of a delay or disruption in the supply of sole source components, we believe that we and our contract manufacturers will be able to locate additional sources of these sole source components on commercially reasonable terms and without experiencing material disruption in our business or operations.
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
Employees
As of December 30, 2017, we had approximately 1,400 full-time employees and approximately 3,200 dedicated contract personnel worldwide.
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
Some of our products are in development or have been recently introduced into the market and may not achieve market acceptance, which could limit our growth and adversely affect our business, financial condition and results of operations.
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
These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. For the years ended December 30, 2017, December 31, 2016 and January 2, 2016, shipments of our pulse oximetry products to customers that are members of GPOs represented approximately $417.2 million, $375.0 million and $337.4 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
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
We have a concentration of OEM, distribution and direct customers. We cannot provide any assurance that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results. For the years ended December 30, 2017, December 31, 2016 and January 2, 2016, we had sales through two just-in-time distributors, which in total represented approximately 23.9%, 26.8% and 26.3% of our total revenue, respectively.
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
Our royalty and other revenue currently consists primarily of royalties received from Medtronic plc (Medtronic, formerly Covidien Ltd.) related to its U.S. sales pursuant to the terms of our settlement agreement, and revenue from non-recurring engineering (NRE) services for a certain OEM customer. Pursuant to the terms of the Third Amendment to Settlement Agreement and Release of Claims effective September 2016, Medtronic agreed to continue paying royalties through October 6, 2018, after which no more royalties will be due. In addition, we expect to complete the remaining contracted NRE services for our OEM customer next year. We currently do not expect to replace this royalty and NRE services revenue with revenue from other sources, and such loss of revenue will have an adverse effect on our future results of operations.
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

We believe that other organizations are manufacturing and selling imitation Masimo sensors. In addition, certain medical device reprocessors have been collecting our used single-patient-use sensors from hospitals and then reprocessing, repackaging and reselling those sensors to hospitals. These imitation and third-party reprocessed sensors are sold at lower prices than new Masimo sensors. Our experience with both these imitation sensors and third-party reprocessed sensors is that they provide inferior performance, increased sensor consumption, reduced comfort and a number of monitoring problems. Notwithstanding these limitations, some of our customers have indicated a willingness to purchase some of their sensor requirements from these imitation manufacturers and third-party reprocessors in an effort to reduce their sensor costs. These imitation and reprocessed sensors have led and may continue to lead to confusion with our genuine Masimo products; have reduced and may continue to reduce our revenue; and, in some cases, have harmed and may continue to harm our reputation if customers conclude incorrectly that these imitation or reprocessed sensors are original Masimo sensors.
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
We expect to continue to carry out strategic initiatives and investments that we believe are necessary to grow our revenues and expand our business, both in the U.S. and abroad. For example, we have continued to make incremental investments in additional sales force resources and invest in international expansion programs designed to increase our worldwide presence and take advantage of market expansion opportunities around the world. Although we believe these initiatives and investments continue to be in the long-term best interests of Masimo and our stockholders, there are no assurances that such initiatives and investments will yield favorable results for us. Accordingly, if these initiatives and investments are not viewed favorably by our customers, our business, financial condition and results of operations could be adversely affected.
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
As part of the Leahy-Smith America Invents Act (the Leahy-Smith Act), which was enacted in 2011, the PTO has introduced new post-grant review procedures that provide additional administrative pathways for third parties to challenge issued patents. Inter-Partes Review (IPR) is one of these procedures. In many IPR challenges, the PTO is canceling or significantly narrowing issued patent claims. Accordingly, even if a patent is granted by the PTO, there is a risk that it may not withstand an IPR challenge. IPR challenges could increase the uncertainties and costs associated with the maintenance, enforcement and defense of our issued and future patents and could have a material adverse effect on our business, financial condition and results of operations. In addition, recent case law has increased uncertainty regarding the availability of patent protection for certain technologies and the costs associated with obtaining patent protection for those technologies.
Our patents related to Masimo SET® algorithm technology began to expire in 2011. Certain other patents related to our ProCal sensor technology began to expire in 2015. Additionally, upon the expiration of other issued or licensed patents, we may lose some of our rights to exclude competitors from making, using, selling or importing products using the technology based on the expired patents. While we seek to secure additional patents on commercially desirable improvements, there can be no assurance that we will be successful in securing such additional patents, or that such additional patents will adequately protect our innovations or offset the effect of expiring patents. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations.
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
Searching for existing intellectual property rights may not reveal important intellectual property and our competitors may also have filed for patent protection, which may not be publicly-available information, or claimed trademark rights that have not been revealed through our searches. In addition, some of our employees were previously employed at other medical device companies. We may be subject to claims that our employees have disclosed, or that we have used, trade secrets or other proprietary information of our employees’ former employers. Our efforts to identify and avoid infringing on third parties’ intellectual property rights may not always be successful. Any claims of patent or other intellectual property infringement against us, even those without merit, could:

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
We believe competitors may currently be violating and may in the future violate our intellectual property rights. As a result, we may initiate litigation to protect and enforce our intellectual property rights, which may result in substantial expense and may divert management’s attention from implementing our business strategy.
We believe that the success of our business depends, in part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. We were previously involved in significant litigation to protect our patent positions related to some of our pulse oximetry signal processing patents that resulted in various settlements, most recently in 2016, and may be required to engage in additional litigation to protect our intellectual property in the future. Our ongoing and future litigation could result in significant additional costs and further divert the attention of our management and key personnel from our business operations and the implementation of our business strategy and may not be adequate to protect our intellectual property rights.
Risks Related to Our Regulatory Environment
Our failure to obtain and maintain FDA clearances or approvals on a timely basis, or at all, would prevent us from commercializing our current or upgraded products in the U.S., which could severely harm our business.
Each medical device that we wish to market in the U.S. generally must first undergo premarket review by the FDA and receive clearance or approval pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA) by receiving clearance of a 510(k) premarket notification, receiving clearance through the de novo review process, or obtaining approval of a premarket approval (PMA) application. Even if regulatory clearance or approval of a product is granted, the FDA may clear or approve our products only for limited indications for use, limiting our ability to market the product for only the FDA approved or cleared indications for use. The FDA may not grant 510(k) clearance on a timely basis, if at all, for new products or uses that we propose for Masimo SET® or licensed rainbow® technology. The traditional FDA 510(k) clearance process for our products has generally taken between three to six months. However, our more recent experience and interactions with the FDA, along with information we have received from other medical device manufacturers, suggests that, in some cases, the FDA is requiring applicants to provide additional or different information and data for 510(k) clearance than it had previously required; and that the FDA may not rely on approaches that it had previously accepted to support 510(k) clearance.
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
We sell consumer versions of our iSpO2® and MightySat™ pulse oximeters that are not intended for medical use. We believe we are marketing these products in accordance with legal requirements that apply to products that are intended for general wellness or fitness uses. Some of our products or product features may also be exempted from the 510(k) process and/or other regulatory requirements in accordance with specific FDA guidance and policies, such as the FDA guidance related to mobile medical applications. In addition, some of our products or product features may not be subject to device regulation under Section 520(o) of the FDCA, which was enacted as part of the 21st Century Cures Act (Cures Act) in December 2016 and excludes certain software functions from the statutory definition of a device. Laws affecting our products may change or the FDA may change its enforcement policy regarding the regulation of these products. If the FDA changes its policy or concludes that our marketing of these products is not in accordance with its current policy and/or Section 520(o) of the FDCA, we may be required to seek clearance or approval of these devices through the 510(k), de novo or PMA processes.
The failure of our OEM partners to obtain required FDA clearances or approvals for products that incorporate our technologies could have a negative impact on our revenue.
Our OEM partners are required to obtain their own FDA clearances for products incorporating Masimo SET® and licensed rainbow® technology to market these products in the U.S. The FDA clearances we have obtained may not make it easier for our OEM partners to obtain clearances of products incorporating these technologies, or the FDA may not grant clearances on a timely basis, if at all, for any future product incorporating Masimo SET® and licensed rainbow® technology that our OEM partners propose to market.
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
We currently market and intend to continue to market our products internationally. Outside of the U.S., we can generally market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The regulatory registration/licensing process varies among international jurisdictions, may require additional product testing, and may differ from that required for obtaining FDA clearance. FDA clearance does not ensure new product registration/licensing by foreign regulatory authorities and we may be unable to obtain foreign regulatory registration/licensing on a timely basis, if at all. In addition, clearance by one foreign regulatory authority does not ensure clearance by any other foreign regulatory authority or by the FDA. If we fail to receive necessary approvals to commercialize our products in foreign jurisdictions on a timely basis, or at all, our business, financial condition and results of operations could be adversely affected.
Modifications to our marketed devices may require new regulatory clearances or premarket approvals, or may require us to cease marketing or to recall the modified devices until clearances or approvals are obtained.
We have made modifications to our devices in the past and we may make additional modifications in the future. Any modifications to an FDA-cleared device that could significantly affect its safety or effectiveness or that could constitute a major change in its intended use would require a new 510(k) clearance or possibly a de novo review or PMA. We may not be able to obtain such clearances or approvals in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would have an adverse effect on our business, financial condition and results of operations. The standards for determining which modifications require a new 510(k) clearance are ambiguous, and the FDA may disagree with our conclusions. For those modifications that we conclude do not require a new 510(k), if the FDA disagrees with our conclusion and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices, which could have an adverse effect on our business, financial condition and results of operations.
Federal regulatory reforms may impact our ability to develop and commercialize our products and technologies.
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
From time to time, we have initiated various field actions related to our products as required by applicable law and regulations, including device corrections and removals, none of which were material to our operating results. These field actions were reported to the FDA and other foreign regulatory agencies, when required, within the appropriate regulatory timeframes. Because of our dependence upon patient and physician perceptions, any negative publicity associated with these or any future voluntary recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Promotion of our products using claims that are off-label, unsubstantiated, false or misleading could subject us to substantial penalties.
Obtaining 510(k) clearance permits us to promote our products for the uses cleared by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products off-label because the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. While we may request additional cleared indications for our current products, the FDA may deny those requests, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any cleared product as a condition of clearance. If the FDA determines that our products were promoted for off-label use or that false, misleading or inadequately substantiated promotional claims have been made by us or our OEM partners, it could request that we or our OEM partners modify those promotional materials or take regulatory or enforcement actions, including the issuance of an untitled letter, warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities may take action if they consider our promotional or training materials, or other communications, to constitute promotion of an uncleared or unapproved use. Although, depending on the facts and circumstances, such promotion might be protected speech under the First Amendment to the U.S. Constitution, we cannot be sure that government authorities or a court would find us in violation of the law. If not successfully defended, enforcement actions related to off-label promotion could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In any such event, in addition to potential extensive fines and penalties, our reputation could be damaged and adoption of our products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the regulatory standards regarding off-label promotion are ambiguous, and the FDA or another regulatory agency could conclude that we have engaged in off-label promotion.
In addition to promoting our products in a manner consistent with our clearances, we must have adequate substantiation for the claims we make for our products. If any of our claims are determined to be false, misleading or deceptive, our products could be considered to be misbranded under the FDCA or to violate the Federal Trade Commission Act. We could also face lawsuits from our competitors under the Lanham Act alleging that our marketing materials are false or misleading.
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
A number of states also have false claims laws, and some of these laws may apply to claims for items or services reimbursed under Medicaid and/or commercial insurance. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs and imprisonment. In particular, when an entity is determined to have violated the federal Civil False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $10,957 to $21,916 (adjusted for inflation) for each separate false claim.
We have certain arrangements with hospitals that may be affected by health care fraud and abuse laws. For instance, under our standard customer arrangements, we provide hospitals with pulse oximetry monitoring devices at no up-front charge as part of their agreement to purchase future pulse oximetry sensor requirements from us. In addition, we occasionally provide our customers with rebates in connection with their annual purchases. While we believe that these arrangements are structured such that we are currently in compliance with applicable federal and state health care laws, one or more of these arrangements may not meet the federal Anti-Kickback Statute’s safe harbor requirements, which may result in increased scrutiny by government authorities that are responsible for enforcing these laws.
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
If we are found to have violated any of such laws or other similar governmental regulations to which we are directly or indirectly subject and, as a result, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion of our products from reimbursement under Medicare, Medicaid and other federal health care programs, and the curtailment or restructuring of our operations. Any penalties could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against such action, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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
Our noninvasive measurement technologies are new and not yet widely understood or accepted. These new technologies may become the subject of various legal and other proceedings. We may incur significant costs in explaining and defending our new products and technologies in these proceedings, often to non-technical audiences. As these new products are introduced into the market and become more widely adopted, we may discover flaws or errors, which could result in product recalls, fines or harm our reputation, each of which could adversely affect our business, financial condition and results of operations. In addition, the outcomes of these proceedings are unpredictable and may result in significant liabilities, regardless of the merits of the claims made in the proceedings.
Legislative and regulatory changes in the health care industry could have a negative impact on our financial performance. Furthermore, our business, financial condition, results of operations and cash flows could be significantly and adversely affected by health care reform legislation in the U.S. or if reform programs are adopted in our key international markets.
Changes in the health care industry in the U.S. and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business. In 2010, President Obama signed health care reform legislation into law that required most individuals to have health insurance, established new regulations on health plans, created insurance pooling mechanisms and reduced Medicare spending on services provided by hospitals and other providers. Beginning in January 2013, this legislation also imposed significant new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, as well as related compliance and reporting obligations. In December 2015, the medical device tax was temporarily suspended for two years beginning January 1, 2016 and ending December 31, 2017. On January 22, 2018, an additional two-year temporary suspension of the medical device tax was enacted beginning January 1, 2018 and ending December 31, 2019. Such tax may be reimposed on medical device makers beginning on January 1, 2020 if such suspension is not re-extended or the medical device tax is not permanently repealed.
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
In addition, the requirements or restrictions imposed on us or our products may change, either as a result of administratively adopted policies or regulations or as a result of the enactment of new laws. Moreover, there have been recent U.S. Congressional actions to repeal and replace the Affordable Care Act and Medicare, and future actions are expected. Even if the Affordable Care Act is not amended or repealed in its entirety, proposed changes impacting implementation or existing provisions of the Affordable Care Act could materially and adversely affect our financial position or operations. For example, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 (2017 Tax Act) was signed into law. The 2017 Tax Act, among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage, effective January 1, 2019. The repeal of the individual mandate, as well as similar laws or changes in other jurisdictions, may decrease the number of people who are insured, which could decrease overall demand for our products and adversely affect our business and future results of operations.
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
Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that, as of December 30, 2017, a number of our stockholders, including certain of our directors and executive officers, continue to own shares of Cercacor stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.
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
Our operating results have fluctuated in the past and are likely to fluctuate in the future. We may experience fluctuations in our quarterly results of operations as a result of:

•	predatory pricing and bundling practices by our competitors targeted to dissuade customers from using our technology;

•	delays or interruptions in manufacturing and shipping of our products;

•	varying demand for and market acceptance of our technologies and products;

•	delayed acceptance of our new products, negatively impacting the carrying value of our inventory;

•	design, technology or other market changes that could negatively impact the carrying value of our inventory;

•	the effect of competing technological and market developments resulting in lower selling prices or significant promotional costs;

•	changes in the timing of product orders and the volume of sales to our OEM partners;

•	actions taken by GPOs;

•	delays in hospital conversions to our products and declines in hospital patient census;

•	our legal expenses, particularly those related to litigation matters;

•	changes in our product or customer mix;

•	movements in foreign currency exchange rates;

•	market seasonality of our sales due to quarterly fluctuations in hospital and other alternative care admissions;

•	our ability to renew existing long-term sensor contract commitments;

•	changes in the total dollar amount of annual contract renewal activities;

•	changes in the mix and, therefore, the related costs of products that we supply at no upfront costs to our customers as part of their long-term sensor commitments;

•	changes in hospital and other alternative care admission levels;

•	our inability to efficiently scale operations and establish processes to accommodate business growth;

•	unanticipated delays or problems in the introduction of new products, including delays in obtaining clearance or approval from the FDA;

•	high levels of returns and repairs; and

•	changes in reimbursement rates for SpHb®, SpCO® and SpMet® parameters.
In addition, a change in accounting pronouncements or taxation rules or practices, or the interpretation of them by the SEC or other regulatory bodies, could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Specifically, on December 22, 2017, the 2017 Tax Act was signed into law. The 2017 Tax Act, which took effect on January 1, 2018, includes a number of changes to existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%, a one-time transition tax on the “deemed repatriation” of cumulative undistributed foreign earnings as of December 31, 2017 and changes in the prospective taxation of the foreign operations of U.S. multinational companies. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will be able to issue administrative guidance on the changes made in the 2017 Tax Act. Accordingly, given the complexity and lack of specificity related to certain provisions of the 2017 Tax Act, we made certain estimates and assumptions in connection with the calculation of our provision for income taxes for the year ended December 30, 2017 and recorded a discrete tax charge of approximately $37.0 million. In addition, as a result of this change in U.S. tax policy, we recorded a related discrete tax charge of $6.5 million as a result of our decision to repatriate up to $180.0 million of accumulated undistributed earnings from our foreign subsidiaries. We continue to evaluate the impact of the 2017 Tax Act on our business, financial condition and results of operations. See Note 16 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information related to the impact of the 2017 Tax Act on our tax provision and tax rate.
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
Our results of operations could be harmed if we fail to effectively manage our growth or, alternatively, our spending during economic downturns.
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
We are involved, and may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition and results of operations.
We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. These potential claims may include but are not limited to personal injury and class action lawsuits, intellectual property claims and regulatory investigations relating to the advertising and promotional claims about our products and employee claims against us based on, among other things, discrimination, harassment or wrongful termination. Any one of these claims, even those without merit, may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. Any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.
Changes to government immigration regulations may materially affect our workforce and limit our supply of qualified professionals, or increase our cost of securing workers.
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

We derive a portion of our net sales from international operations. For the years ended December 30, 2017, December 31, 2016 and January 2, 2016, approximately 31.6%, 29.9% and 29.7%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we could be exposed to potentially significant penalties if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.
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
For example, during the year ended December 30, 2017, we recorded a net charge of approximately $10.5 million related to arbitration proceedings that we initiated against a former foreign agent that we had appointed to enable us to participate in a foreign government tender. Although the foreign government customer remitted payments for the products supplied by us to our foreign agent, such agent did not remit such funds to us in accordance with the agency agreement. (See Note 17 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on this matter.)
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
We are also subject to certain other laws and regulations affecting our international operations, including laws and regulations such as the North American Free Trade Agreement, or NAFTA, which, among other things, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. There have been recent public statements by members of the U.S. Congress, President Trump and his administration regarding their plans to make substantial changes to U.S. trade policy, including renegotiating NAFTA and imposing border taxes on imports to the U.S. Depending on the types of changes, demand for our foreign manufacturing facilities could be reduced and operating costs in our U.S. manufacturing facilities could be increased, which could negatively impact our business, operating results and financial condition. Moreover, any retaliatory actions by other countries where we operate or currently manufacture products in response to any changes in U.S. trade policy could also negatively impact our business, operating results and financial condition.
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
We currently manufacture our products at several locations and any disruption to, expansion of, or changes in trade programs related to our manufacturing operations could adversely affect our business, financial condition and results of operations.
We rely on manufacturing facilities in Mexicali and San Luis Rio Colorado, Mexico; Irvine, California; Hudson, New Hampshire; and Danderyd, Sweden. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair. Our facilities may be affected by natural or man-made disasters. Earthquakes are of particular significance since some of our facilities are located in an earthquake-prone area. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist or terrorist organizations, epidemics, communication failures, fire, floods and similar events. In the event that one of our facilities is affected by a natural or man-made disaster, we would be forced to rely on third-party manufacturers if we could not shift production to our other manufacturing facilities. Furthermore, our insurance for damage to our property and the disruption of our business from casualties may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If the lease for any of our leased facilities is terminated, we are unable to renew any of our leases or we are otherwise forced to seek alternative facilities, or if we voluntarily expand one or more of our manufacturing operations to new locations, we may incur additional transition costs and we may experience a disruption in the supply of our products until the new facilities are available and operating. Additionally, we have occasionally experienced seasonality among our manufacturing workforce, and if we continue to experience such seasonality or other workforce shortages or otherwise have issues retaining employees at such manufacturing facilities, we may not be able to meet our customers’ demands.
Our two manufacturing facilities in Mexico are authorized to operate under the Mexican Maquiladora or IMMEX program. The IMMEX program allows us to import certain items from the U.S. into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated timeframe. Maquiladora status, which is renewed periodically, is subject to various restrictions and requirements, including compliance with the terms of the IMMEX program and other local regulations, which have become stricter in recent years. Failure to comply with the IMMEX program regulations could adversely affect our business, operating results and financial condition because we could, for example, be required to pay tax on material imported into Mexico. In addition, if the Mexican government adopts changes to the IMMEX program or if our Mexican facilities cease to qualify for Maquiladora status, our business, financial condition and results of operations could be adversely affected as our manufacturing costs in Mexico would increase.
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
Any disruption or delay at such manufacturing facilities, any expansion of our operations to additional locations, or any changes in market conditions could create operational hurdles and have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, depending on changes in product demand. Furthermore, if we are unable to meet the demand of our customers, our customers may cancel orders or purchase products from our competitors, which could adversely affect our business, financial condition and results of operations. Conversely, if product demand decreases, we may be unable to timely adjust our manufacturing cost structure, resulting in excess capacity, which would lower gross product margins. Similarly, if we are unable to forecast demand accurately, we could be required to record charges related to excess or obsolete inventory, which would also lower our gross margin.
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
Our products are predominantly used in patient care and expose us to product liability claims and product recalls, including, but not limited to, those that may arise from unauthorized off-label use, which is use of a device in a manner outside the indications for use cleared by the FDA, malfunctions, design flaws or manufacturing defects related to our products or the use of our products with incompatible components or systems. For example, in April 2014, an amended putative class action complaint was filed against us alleging product liability and negligence claims in connection with pulse oximeters that we modified and provided at the request of the study investigators for use in a randomized trial at the University of Alabama. In August 2015, the Court granted summary judgment in favor of Masimo, rejecting the plaintiffs’ claims. The plaintiffs have appealed the Court’s decision. The appellate hearing before the Eleventh Circuit Court of Appeals was held on December 13, 2016. On July 7, 2017, the Eleventh Circuit Court of Appeals (Eleventh Circuit) issued a Certification to the Supreme Court of Alabama seeking guidance on a legal question. In that Certification, the Eleventh Circuit stated that the plaintiffs failed to establish that participation in the clinical study caused any injuries, and that the negligence, negligence per se, breach of fiduciary duty, and products liability claims, which includes the claims currently alleged against us, were properly dismissed. While we believe we have good and substantial defenses to the claims, there is no guarantee that we will ultimately prevail. In addition, we cannot be certain that our product liability insurance will be sufficient to cover any or all damages or claims asserted in this case or any other product liability claims that may be brought against us in the future. Furthermore, we may not be able to obtain or maintain insurance in the future at satisfactory rates or in adequate amounts to protect us against any product liability claims.
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
Certain manufacturing processes for our products may involve the use, generation and disposal of certain hazardous materials and wastes, including silicone adhesives, solder and solder paste, sealants, epoxies and various solvents such as methyl ethyl ketone, acetone and isopropyl alcohol. As a result, we are subject to stringent federal, state and local laws relating to the protection of the environment, including those governing the use, handling and disposal of hazardous materials and wastes. For example, products that we sell in Europe are subject to regulation in the EU markets under the Restriction of the Use of Hazardous Substances Directive (RoHS). RoHS prohibits companies from selling products that contain certain hazardous materials, including lead, mercury, cadmium, chromium, polybrominated biphenyls and polybrominated diphenyl ethers, in EU member states. In addition, the EU’s Registration, Evaluation, Authorization, and Restriction of Chemicals Directive also restricts substances of very high concern in products. Compliance with such regulations may be costly and, therefore, we may be forced to incur significant costs to comply with environmental regulations.
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
Many of the countries in which we operate, including the U.S. and several of the members of the EU, have experienced and continue to experience uncertain economic conditions resulting from global as well as local factors, such as Brexit. In addition, continuing strength and growth in the U.S. economy is raising the probability of inflationary pressures and future interest rate hikes that have not been experienced in the U.S. for more than a decade. Our business or financial results may be adversely impacted by these uncertain economic conditions, including: adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; inflation; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions.
In addition, we cannot predict how future economic conditions will affect our critical customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our results of operations or financial condition.
We may experience conflicts of interest with respect our Chief Executive Officer’s role in the Patient Safety Movement Foundation.
Joe Kiani, our Chairman and Chief Executive Officer, founded the Patient Safety Movement Foundation in 2013 with the aim of eliminating the third leading cause of death in the U.S., preventable deaths due to medical errors. While reception to his work in this area has been high and great progress is being made, conflicts of interest issues may arise between our business and customers and the objectives of the Patient Safety Movement Foundation. For example, one of the objectives of the Patient Safety Movement Foundation is to request that hospitals implement Actionable Patient Safety Solutions to overcome some of the leading patient safety challenges that hospitals currently face. Some hospitals and other healthcare providers may disagree with the Patient Safety Movement Foundation’s recommendations or may determine that these steps and other actions encouraged by the Patient Safety Movement Foundation may not be practicable or may be too costly or burdensome to implement. Although Mr. Kiani’s role in the Patient Safety Movement Foundation is separate from his role as our President and Chief Executive Officer, hospitals and healthcare providers that do not agree with the actions or recommendations of the Patient Safety Movement Foundation may nonetheless disfavor Masimo products, which could adversely affect our business, financial condition and results of operations.
Risks Related to Our Stock
Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. During the year ended December 30, 2017, our closing stock price ranged from $67.40 to $104.46 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
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
As of December 30, 2017, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 11.9% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and Board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
Our investors could experience substantial dilution of their investments as a result of subsequent exercises of our outstanding options, vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs), or the grant of future equity awards by us.
As of December 30, 2017, approximately 13.8 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 7.0 million shares were subject to options outstanding at such date at a weighted-average exercise price of $36.26 per share, approximately 2.7 million shares were subject to outstanding RSUs, approximately 0.2 million shares were subject to outstanding PSUs and approximately 3.9 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 12 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution. We rely on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.
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
In September 2015, our Board authorized a stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. As of December 30, 2017, approximately 2.1 million shares remained available for repurchase under this program. Any repurchase of our common stock will be at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our Board may modify or amend our stock repurchase program at any time at its discretion without stockholder approval.

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
We continue to lease and occupy various buildings in Irvine, California approximating a total of 173,400 square feet for product manufacturing, warehousing, distribution and sales support operations. These leases expire from November 2019 through

November 2026. We also operate two separate facilities in Mexicali and San Luis Rio Colorado, Mexico with combined square footage of approximately 159,000 square feet, which are used to manufacture our products under a shelter labor agreement with Industrial Vallera de Mexicali, S.A. de C.V. (IVEMSA). IVEMSA leases these manufacturing facilities directly from the owners of the properties under separate agreements. These leases expire in December 2020.
Our international headquarters are located in approximately 13,500 square feet of leased office space in Neuchâtel, Switzerland. This office space is focused on operations that include sales, marketing, customer service and other administrative functions. In addition, we currently lease approximately 23,000 square feet of space in Montreal, Canada, which we use primarily for research, development, sales and marketing activities. We also lease approximately 16,400 square feet in Danderyd, Sweden, primarily for manufacturing, research, development and administrative functions related to our capnography and gas monitoring products. Our operations in Tokyo, Japan, are located in approximately 14,600 square feet of leased space that we use for sales, marketing, customer service, administrative and warehousing operations. We also maintain a number of small sales offices throughout Europe, Asia, India, the Middle East, Australia and Latin America. We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.

ITEM 3.	LEGAL PROCEEDINGS
The information set forth in Note 17 to our accompanying consolidated financial statements under the caption “Litigation” included in Part IV, Item 15(a) of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our stock is traded on the NASDAQ Global Select Market under the symbol “MASI”. The following table sets forth the high and low closing sales price of our stock for the periods indicated.

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
Fiscal:
First Quarter	$96.47	$67.40	$42.47	$35.12
Second Quarter	$104.46	$83.67	$52.52	$41.61
Third Quarter	$98.77	$81.79	$60.32	$51.50
Fourth Quarter	$90.09	$84.49	$67.85	$54.35
The above quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.
As of February 12, 2018, the closing price of our stock on the NASDAQ Global Select Market was $84.86 per share, and the number of stockholders of record was 27. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our stock is held of record through brokerage firms in “street name.”
Stock Performance Graph
The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following stock performance graph compares total stockholder returns for Masimo Corporation from December 29, 2012 through December 30, 2017 against the NASDAQ Market Composite Index and NASDAQ Medical Equipment Index, assuming a $100 investment made on December 29, 2012. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Masimo Corporation, the NASDAQ Market Composite Index, and
the NASDAQ Medical Equipment Index

$400
$300
$200
$100
$0
12/29/12
12/28/13
01/03/15
01/02/16
12/31/16
12/30/2017
Masimo Corporation
NASDAQ Composite
NASDAQ Medical Equipment

*$100 invested on 12/29/12 in stock or 01/01/11 in index, including reinvestment of dividends. Indexes calculated on month-end basis.
Dividend Policy
Future determination as to the payment of cash (or stock) dividends will be at the discretion of our board of directors (Board) and will depend upon our results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by our Board.
Stock Repurchase Program
In September 2015, our Board authorized a stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the year ended December 30, 2017, we repurchased approximately 0.8 million shares under this stock repurchase program at an average cost of $84.90 per share, totaling approximately $68.3 million. The total remaining shares authorized for repurchase under this stock repurchase program approximated 2.1 million shares as of December 30, 2017.
Any repurchases will be subject to the availability of stock, general market conditions, the trading price of the stock, available capital, alternative uses for capital and our financial performance. We paid for prior repurchases of stock with available cash and cash equivalents as well as borrowings under our revolving credit agreement.

The following table provides the stock repurchase activities for the three months ended December 30, 2017 and December 31, 2016; and for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 (in thousands, except per share amounts):

	Three Months Ended		Twelve Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016	January 2, 2016
Shares repurchased	271	—	804	1,496	4,148
Average cost per share	$84.98	$—	$84.90	$42.39	$37.36
Value of shares repurchased	$22,999	$—	$68,260	$63,403	$154,967

The following table provides the stock repurchase activities for each fiscal month during the three months ended December 30, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2017 to October 28, 2017	78	$84.98	78	2,290
October 29, 2017 to November 25, 2017	70	84.94	70	2,220
November 26, 2017 to December 30, 2017	123	85.00	123	2,097
Total	271	$84.98	271	2,097
________________

(1)	Amounts in thousands.

(2)	Price shown includes commissions and any other costs incurred to purchase the shares.

(3)	In September 2015, our Board authorized a stock repurchase program whereby we may purchase up to 5.0 million shares of our common stock over a period of three years.

ITEM 6.	SELECTED FINANCIAL DATA
The following tables reflect selected financial data derived from our consolidated financial statements for each of the last five years. The consolidated statement of operations data for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 and the consolidated balance sheet data as of December 30, 2017 and December 31, 2016 were derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended January 3, 2015 and December 28, 2013, and the consolidated balance sheet data as of January 2, 2016, January 3, 2015 and December 28, 2013 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results. The selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year ended December 30, 2017	Year ended December 31, 2016	Year ended January 2, 2016	Year ended January 3, 2015	Year ended December 28, 2013
	(in thousands, except per share amounts)
Statement of Operations(1):
Revenue:
Product	$741,324	$663,846	$599,334	$556,764	$517,429
Royalty and other revenue	56,784	30,779	30,777	29,879	29,816
Total revenue	798,108	694,625	630,111	586,643	547,245
Cost of goods sold	263,008	230,826	220,128	195,864	188,418
Gross profit	535,100	463,799	409,983	390,779	358,827
Operating expenses:
Selling, general and administrative	275,786	253,667	252,725	241,016	215,469
Research and development	61,953	59,362	56,617	56,581	55,631
Litigation settlement, award and/or defense costs	—	(270,000)	(19,609)	(10,331)	8,010
Total operating expenses	337,739	43,029	289,733	287,266	279,110
Operating income	197,361	420,770	120,250	103,513	79,717
Non-operating (income) expense	(2,013)	2,429	3,905	1,472	3,991
Income before provision for income taxes	199,374	418,341	116,345	102,041	75,726
Provision for income taxes	67,758	117,675	34,845	27,678	20,005
Net income including noncontrolling interests	131,616	300,666	81,500	74,363	55,721
Net income (loss) attributable to noncontrolling interests	—	—	(1,800)	1,845	(2,660)
Net income attributable to Masimo Corporation stockholders	$131,616	$300,666	$83,300	$72,518	$58,381

Net income per common share attributable to Masimo Corporation stockholders(2):
Basic	$2.55	$6.07	$1.62	$1.33	$1.03
Diluted	$2.36	$5.65	$1.55	$1.30	$1.02
Weighted-average number of common shares:
Basic	51,516	49,530	51,311	54,708	56,690
Diluted	55,874	53,195	53,707	55,571	57,480
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

	December 30, 2017	December 31, 2016	January 2, 2016	January 3, 2015	December 28, 2013
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$315,302	$305,970	$132,317	$134,453	$95,466
Working capital	412,552	286,861	166,509	173,182	168,008
Total assets	910,235	820,525	601,735	565,006	438,662
Total debt	—	71	185,145	125,224	336
Total equity	706,911	560,236	275,712	307,741	326,401

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Overview
We are a global medical technology company that develops, manufactures and markets a variety of noninvasive monitoring technologies. Our mission is to improve patient outcomes and reduce cost of care by taking noninvasive monitoring to new sites and applications™. We invented Masimo SET®, which provides the capabilities of Measure-through Motion and Low Perfusion® pulse oximetry to address the primary limitations of conventional pulse oximetry. Pulse oximetry is the noninvasive measurement of the oxygen saturation level of arterial blood, or the blood that delivers oxygen to the body’s tissues, and pulse rate. Pulse oximetry is one of the most common measurements made in and out of hospitals around the world. Masimo SET® has been validated in over 100 independent clinical studies and is the only pulse oximetry technology we are aware of that has been proven to help clinicians detect critical congenital heart disease in newborns, reduce retinopathy of prematurity in neonates, and decrease intensive care unit transfers and rapid response activations on the general floor.
After introducing Masimo SET®, we have continued to innovate by introducing noninvasive measurements beyond arterial blood oxygen saturation level and pulse rate, which create new market opportunities in both the hospital and non-hospital care settings. We believe our Masimo rainbow SET™ platform, which utilizes Masimo SET® and both licensed and proprietary rainbow® technologies, includes the first devices cleared by the U.S. Food and Drug Administration (FDA) to noninvasively and continuously monitor multiple measurements that previously required invasive or complicated procedures. SpCO®, our noninvasive carboxyhemoglobin parameter, allows measurement of carbon monoxide levels in the blood. Carbon monoxide is the most common cause of poisoning in the world. SpMet®, our noninvasive methemoglobin sensor, allows for the measurement of methemoglobin levels in the blood. Methemoglobin in the blood leads to a dangerous condition known as methemoglobinemia, which occurs as a reaction to some common drugs used in hospitals and outpatient procedures. Our PVi® parameter measures dynamic changes in perfusion index (Pi) during the respiratory cycle and can assist clinicians with fluid administration. RPVi™ is a multi-wavelength version of PVi® that is designed to provide enhanced specificity to changes in fluid volume compared to PVi®. Our noninvasive hemoglobin sensor, SpHb®, monitors hemoglobin, the oxygen-carrying component of red blood cells. Hemoglobin measurement is one of the most frequent invasive laboratory measurements in the world, often measured as part of a complete blood count. A low hemoglobin status is called anemia, which is generally caused by bleeding or the inability of the body to produce red blood cells. RRa® allows for the continuous and noninvasive monitoring of respiration rate, via rainbow Acoustic Monitoring®. Respiration rate is the number of breaths per minute. A low respiration rate is indicative of respiratory depression and a high respiration rate is indicative of patient distress. Traditional methods used to measure respiration rate are often considered inaccurate or are not tolerated well by patients. RRp® allows clinicians to noninvasively and continuously measure and monitor respiration rate using a standard Masimo SET® pulse oximetry or rainbow® Pulse CO-Oximeter® sensor. The RRp® measurement is determined by the variations in the plethysmograph waveform due to respiration. SpfO2™, or fractional oxygen saturation, allows more precise arterial oxygenation assessment in patients with elevated dyshemoglobins, common throughout the hospital and pre-hospital setting, compared to functional oxygen saturation, and may also allow earlier interventions and more timely therapeutic decisions. ORi™ provides real-time visibility to oxygenation status in moderate hyperoxic range, which we define as a patient’s oxygen “reserve”. ORi™ can be trended and has optional alarms to notify clinicians of changes in a patient’s oxygen reserve.
Our products consist of a monitor or circuit board, and a “Board-in-Cable” solution, for use with our proprietary single-patient-use and reusable sensors and cables. We sell our products to end-users through our direct sales force and certain distributors, and also sell some of our products to our OEM partners, for incorporation into their equipment. As of December 30, 2017, we estimate that the worldwide installed base of our pulse oximeters and OEM monitors that incorporate Masimo SET® and rainbow SET™ was more than 1,591,000 units. Our installed base is the primary driver for the recurring sales of our sensors, most notably single-patient adhesive sensors.
We offer Masimo SET® and rainbow SET™ through our OEMs and our own end-user products, including the Radical-7®, Rad-97™, Rad-97™ NIBP, Rad-67™, Rad-57®, Pronto®, Rad-8®, Rad-5®, Rad-5v®, Rad-G™ and Radius-7®. Our solutions and related products are based upon our proprietary Masimo SET® and rainbow® algorithms. This software-based technology is incorporated into a variety of product platforms depending on our customers’ specifications. Our technology is supported by a substantial intellectual property portfolio that we have built through internal development and, to a lesser extent, acquisitions and license agreements. As of December 30, 2017, we had 973 issued and pending patents worldwide. We have exclusively licensed from our development partner, Cercacor, the right to OEM certain rainbow® technologies and the right to incorporate such technologies into our products intended to be used by professional caregivers, including, but not limited to, hospital caregivers and alternate care facility caregivers.
Settlement Agreement with Koninklijke Philips N.V. (Philips N.V.)
In November 2016, we entered into a settlement agreement with Philips N.V. (the Philips Settlement Agreement), pursuant to which Philips N.V. agreed to pay us $300 million, and Philips N.V. and its affiliates (collectively, the Philips Group) and us (collectively, the Parties) agreed to dismiss, with prejudice, all pending legal and contractual disputes between the Parties and agreed not to sue each other for patent infringement for certain of each other’s products. In addition, the Parties agreed to work together to integrate our technologies into additional Philips Group products, and to jointly develop certain other products. Each of the Parties has additional obligations to the other in the event that such party does not meet certain objectives under the settlement agreement. The Philips Settlement Agreement also contains rainbow® parameter pricing and related terms. The Parties further agreed to undertake a joint marketing program to promote rainbow® adoption with Philips Group products. See Note 17 to our accompanying consolidated financial statements under the caption “Litigation” included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on the Philips legal disputes and the Philips Settlement Agreement.
Tax Cuts and Jobs Act of 2017 (2017 Tax Act)
On December 22, 2017, the 2017 Tax Act was signed into law, and became effective January 1, 2018. The 2017 Tax Act includes a number of changes to existing U.S. federal tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%, a one-time transition tax on the “deemed repatriation” of cumulative undistributed foreign earnings as of December 31, 2017 and changes in the prospective taxation of the foreign operations of U.S. multinational companies. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will be able to issue administrative guidance on the changes made in the 2017 Tax Act. Accordingly, given the complexity and lack of specificity related to certain provisions of the 2017 Tax Act, we made certain estimates and assumptions in connection with the calculation of our provision for income taxes for the year ended December 30, 2017 and recorded a discrete tax charge of approximately $37.0 million. In addition, as a result of this change in U.S. tax policy, we recorded a related discrete tax charge of $6.5 million as a result of our decision to repatriate up to $180.0 million of accumulated undistributed earnings from our foreign subsidiaries. We continue to evaluate the impact of the 2017 Tax Act on our business, financial condition and results of operations. See Note 16 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information related to the impact of the 2017 Tax Act on our tax provision and tax rate.
Stock Repurchase Programs
In September 2015, we completed the repurchase of the remaining authorized shares under our previous stock repurchase program that had originally been authorized by our Board in February 2013. Our Board also approved a new stock repurchase program in September 2015, authorizing the repurchase of up to 5.0 million shares of our common stock over a period of up to three years (2015 Stock Repurchase Program). The 2015 Stock Repurchase Program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. The total remaining shares authorized for repurchase under the 2015 Stock Repurchase Program approximated 2.1 million shares as of December 30, 2017. For further details regarding the 2015 Stock Repurchase Program, please see Note 14 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
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
As a result of recent changes in the capital structure of Cercacor, as well as certain of its contractual relationships with us, we completed a re-evaluation of the authoritative consolidation guidance during the first quarter of 2016 and determined that although Cercacor remains a variable interest entity (VIE), we are no longer its primary beneficiary as we can no longer be deemed to have the power to direct the activities of Cercacor that most significantly impact Cercacor’s economic performance and can no longer be deemed to have an obligation to absorb Cercacor’s losses pursuant to our on-going contractual relationships with Cercacor. Based on such determination, we discontinued consolidating Cercacor within our consolidated financial statements effective as of January 3, 2016. However, Cercacor continues to be a related party following its deconsolidation. We recognized a gain of $0.3 million upon such deconsolidation, which has been reported within non-operating income in the consolidated statement of operations for the year ended December 31, 2016. See Note 3 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on the deconsolidation of Cercacor.
Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as U.S. Dollar amounts and as a percentage of revenue.

	Year ended December 30, 2017		Year ended December 31, 2016		Year ended January 2, 2016
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenue:
Product	$741,324	92.9%	$663,846	95.6%	$599,334	95.1%
Royalty and other revenue	56,784	7.1	30,779	4.4	30,777	4.9
Total revenue	798,108	100.0	694,625	100.0	630,111	100.0
Cost of goods sold	263,008	33.0	230,826	33.2	220,128	34.9
Gross profit	535,100	67.0	463,799	66.8	409,983	65.1
Operating expenses:
Selling, general and administrative	275,786	34.6	253,667	36.5	252,725	40.1
Research and development	61,953	7.8	59,362	8.6	56,617	9.0
Litigation settlement, award and/or defense costs	—	—	(270,000)	(38.9)	(19,609)	(3.1)
Total operating expenses	337,739	42.3	43,029	6.2	289,733	46.0
Operating income	197,361	24.7	420,770	60.6	120,250	19.1
Non-operating (income) expense	(2,013)	(0.4)	2,429	0.4	3,905	0.6
Income before provision for income taxes	199,374	25.0	418,341	60.2	116,345	18.5
Provision for income taxes	67,758	8.5	117,675	16.9	34,845	5.5
Net income including noncontrolling interests	131,616	16.5	300,666	43.3	81,500	13.0
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(1,800)	(0.3)
Net income attributable to Masimo Corporation stockholders	$131,616	16.5%	$300,666	43.3%	$83,300	13.3%
Comparison of the Year ended December 30, 2017 to the Year ended December 31, 2016
Revenue. Total revenue increased $103.5 million, or 14.9%, to $798.1 million for the year ended December 30, 2017, from $694.6 million for the year ended December 31, 2016. The following table details our total product revenues by the geographic area to which the products were shipped for fiscal years 2017 and 2016 (dollars in thousands):

	Year ended December 30, 2017		Year ended December 31, 2016		Increase/ (Decrease)	Percentage Change
United States	$506,815	68.4%	$465,588	70.1%	$41,227	8.9%
Europe, Middle East and Africa	138,075	18.6	112,273	16.9	25,802	23.0
Asia and Australia	72,449	9.8	65,955	10.0	6,494	9.8
North and South America (excluding United States)	23,985	3.2	20,030	3.0	3,955	19.7
Total product revenue	$741,324	100.0%	$663,846	100.0%	$77,478	11.7%
Royalty and other revenue	56,784		30,779		26,005	84.5%
Total revenue	$798,108		$694,625		$103,483
Product revenues increased $77.5 million, or 11.7%, to $741.3 million for the year ended December 30, 2017 from $663.8 million for the year ended December 31, 2016. This increase was primarily due to higher sales of our consumable and reusable sensor products resulting from an increase in our installed base of circuit boards and pulse oximeters, as well as higher sales of rainbow® products and monitoring equipment. Total rainbow® product revenue rose $9.9 million, or 14.9%, to $76.6 million for the year ended December 30, 2017 from $66.7 million for the year ended December 31, 2016. During the year ended December 30, 2017, the movement in foreign exchange rates from the prior year period on the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies did not have a significant impact on product revenue. As of December 30, 2017, we estimate that our installed base of circuit boards and pulse oximeters totaled more than 1,591,000 units, up from 1,504,000 units at December 31, 2016.
Product revenue generated through our direct and distribution sales channels increased $75.7 million, or 13.2%, to $647.8 million for the year ended December 30, 2017, compared to $572.0 million for the year ended December 31, 2016. Revenues from our OEM channel increased $1.7 million, or 1.9%, to $93.6 million for the year ended December 30, 2017 as compared to $91.8 million for the year ended December 31, 2016.
Royalty and other revenue consists primarily of royalties received from Medtronic plc (Medtronic, formerly Covidien Ltd.) related to its U.S. sales pursuant to the terms of settlement agreement, and revenue from non-recurring engineering (NRE) services for a certain OEM customer. For the year ended December 30, 2017, royalty and other revenue increased 84.5%, or $26.0 million to $56.8 million from $30.8 million for the year ended December 31, 2016, primarily due to approximately $24.0 million of revenue from NRE services. We expect to complete the remaining NRE milestones under our existing OEM arrangement during the next fiscal year. In addition, pursuant to the terms of the Third Amendment to Settlement Agreement and Release of Claims effective September 2016, Medtronic agreed to continue paying royalties through October 6, 2018, after which no more royalties will be due.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for fiscal years 2017 and 2016 was as follows (dollars in thousands):

	Gross Profit
	Year ended December 30, 2017	Percentage of Net Revenues	Year ended December 31, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Product gross profit	$481,197	64.9%	$433,020	65.2%	$48,177	11.1%
Royalty and other revenue gross profit	53,903	94.9	30,779	100.0	23,124	75.1
Total gross profit	$535,100	67.0%	$463,799	66.8%	$71,301	15.4%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products and the rendering of NRE services. Cost of goods sold increased $32.2 million to $263.0 million for the year ended December 30, 2017, from $230.8 million for the year ended December 31, 2016, primarily due to increased product revenue, higher production costs associated with the expansion of our manufacturing capacity and increased inventory valuation reserves associated with certain product transitions. Product gross margins decreased slightly to 64.9% for the year ended December 30, 2017 from 65.2% for the year ended December 31, 2016. This decrease in product gross margin was primarily due to differences in customer and product mix, unfavorable production variances associated with the expansion of our manufacturing capacity and increased inventory valuation reserves associated with certain product transitions. Royalty and other revenue gross profit increased by $23.1 million for the year ended December 30, 2017 compared to the year ended December 31, 2016, primarily due to NRE services.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for fiscal years 2017 and 2016 were as follows (dollars in thousands):

Selling, General and Administrative
Year ended December 30, 2017	Percentage of Net Revenues	Year ended December 31, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$275,786	34.6%	$253,667	36.5%	$22,119	8.7%
Selling, general and administrative expenses increased $22.1 million, or 8.7%, to $275.8 million for the year ended December 30, 2017 from $253.7 million for the year ended December 31, 2016. This net increase was primarily attributable to higher payroll and employee-related expenses of approximately $14.3 million, higher advertising, digital marketing and trade show expenses of $3.5 million and higher occupancy costs of approximately $3.1 million. In addition, we also recorded a net charge of approximately $10.5 million related to arbitration proceedings that we initiated during the year against a former appointed foreign agent seeking to collect amounts that were paid by a foreign government customer to such agent in connection with a foreign government tender, but which had not been remitted to us in accordance with the agency agreement. (See Note 17 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on this matter.) These increases were partially offset by a decrease in donations of approximately $5.3 million and lower legal and professional fees of approximately $4.7 million.
Approximately $13.3 million and $9.4 million of stock-based compensation expense was included in selling, general and administrative expenses for the years ended December 30, 2017 and December 31, 2016, respectively. The increase in stock-based compensation expense during the year ended December 30, 2017 was due to both the composition of the equity awards granted and a significant increase in the fair market value of our stock from the prior year that increased the value of the equity awards granted during the year. See Note 15 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on our stock-based compensation programs.
Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for fiscal years 2017 and 2016 were as follows (dollars in thousands):

Research and Development
Year ended December 30, 2017	Percentage of Net Revenues	Year ended December 31, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$61,953	7.8%	$59,362	8.6%	$2,591	4.4%
Research and development expenses increased $2.6 million, or 4.4%, to $62.0 million for the year ended December 30, 2017 from $59.4 million for the year ended December 31, 2016. This net increase was due primarily to increases in payroll-related costs of approximately $4.9 million and occupancy-related costs of approximately $0.9 million, which were offset by approximately $3.6 million of costs related to NRE services, $2.9 million of which was reclassified to cost of goods sold and $0.7 million of which was capitalized to deferred cost of sales.
Included in research and development expenses was approximately $3.6 million and $2.7 million of stock-based compensation expense for the years ended December 30, 2017 and December 31, 2016, respectively. The increase in stock-based compensation expense during the year ended December 30, 2017 was primarily due to the increase in the fair market value of our stock from the prior year that increased the value of the equity awards granted during the year. See Note 15 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on our stock-based compensation programs.
Litigation Settlement, Award and/or Defense Costs. Litigation settlement, award and/or defense costs for fiscal years 2017 and 2016 were as follows (dollars in thousands):

Litigation Settlement, Award and/or Defense Costs
Year ended December 30, 2017	Percentage of Net Revenues	Year ended December 31, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$—	—%	$(270,000)	(38.9)%	$270,000	(100.0)%

On November 5, 2016, we entered into a settlement agreement (the Philips Settlement Agreement) with Koninklijke Philips N.V. (Philips N.V.), which among other things, settled all of the claims, legal proceedings and contractual disputes between us, Philips and its affiliates. Pursuant to the Philips Settlement Agreement, Philips N.V. paid us $300 million, $30 million of which related to certain future performance obligations by us and, therefore, was deferred to future periods in accordance with authoritative accounting guidance. See Note 17 to our accompanying consolidated financial statements under the caption “Litigation” included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on the Philips legal disputes and the Philips Settlement Agreement.
Non-operating (Income) Expense. Non-operating (income) expense consists primarily of interest income, interest expense and foreign exchange losses. Non-operating expense for fiscal years 2017 and 2016 was as follows (dollars in thousands):

Non-operating (income) expense
Year ended December 30, 2017	Percentage of Net Revenues	Year ended December 31, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(2,013)	(0.4)%	$2,429	0.4%	$(4,442)	(182.9)%
Non-operating income was $2.0 million for the year ended December 30, 2017, as compared to $2.4 million of non-operating expense for the year ended December 31, 2016. This net increase of approximately $4.4 million was primarily due to increased interest income of $2.5 million and lower interest expense of approximately $2.6 million, both of which resulted primarily from the cash received pursuant to the Phillips Settlement Agreement in the fourth quarter of 2016. In addition, we recognized approximately $0.3 million of net realized and unrealized losses on foreign currency denominated transactions during the year ended December 30, 2017, as compared to $0.1 million of net realized and unrealized gains on foreign currency denominated transactions during the year ended December 31, 2016.
Provision for Income Taxes. Our provision for income taxes for fiscal years 2017 and 2016 was as follows (dollars in thousands):

Provision for Income Taxes
Year ended December 30, 2017	Percentage of Net Revenues	Year ended December 31, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$67,758	8.5%	$117,675	16.9%	$(49,917)	(42.4)%
Our provision for income taxes was $67.8 million for the year ended December 30, 2017 compared to $117.7 million for the year ended December 31, 2016. Our effective tax rate was 34.0% for the year ended December 30, 2017 compared to 28.1% for the year ended December 31, 2016. This increase in our effective tax rate was primarily due to discrete charges during the year ended December 30, 2017 of approximately $43.5 million, including $37.0 million related to the direct impact of the 2017 Tax Act and $6.5 million resulting from our decision to repatriate up to $180.0 million of accumulated undistributed earnings from our foreign subsidiaries as a result of the changes in U.S. tax policy under the 2017 Tax Act. An unfavorable mix in the geographic composition of our pre-tax earnings between higher tax and lower tax jurisdictions also contributed to the increase in our effective tax rate. These increases to our effective tax rate were partially offset by incremental excess tax benefits realized for stock-based compensation of approximately $39.2 million for the year ended December 30, 2017 as compared to $13.0 million for the year ended December 31, 2016.
Given the complexity and lack of specificity related to certain provisions of the 2017 Tax Act, we made certain estimates and assumptions in connection with the calculation of our provision for income taxes for the year ended December 30, 2017. We continue to evaluate the impact of the 2017 Tax Act on our operations but expect that certain provisions of the 2017 Tax Act will result in an effective U.S. tax rate greater than the statutory 21% federal tax rate. See Note 16 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information related to the impact of the 2017 Tax Act on our tax provision and tax rate.
We have made no provision for U.S. income taxes or foreign withholding taxes on approximately $37.4 million in accumulated earnings from our foreign subsidiaries as we expect that such amounts will continue to be indefinitely reinvested in operations outside the U.S. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to a portion of our earnings being generated from countries other than the U.S., where such earnings are generally subject to lower tax rates than the U.S., excess tax benefits from U.S. stock-based compensation and research and development tax credits. While we expect our worldwide consolidated effective tax rate will continue to be lower than the U.S. federal statutory rate, our actual future effective income tax rate will depend on various factors, including the geographic composition of our pre-tax income, the amount of excess tax benefits realized from U.S. stock-based compensation, the amount of our research and development tax credits, the deductibility of executive compensation, changes in tax laws, changes in deferred tax asset valuation allowances and the recognition and derecognition of tax benefits associated with uncertain tax positions.

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

	Year ended December 31, 2016		Year ended January 2, 2016		Increase/ (Decrease)	Percentage Change
United States	$465,588	70.1%	$421,628	70.3%	$43,960	10.4%
Europe, Middle East and Africa	112,273	16.9	105,323	17.6	6,950	6.6
Asia and Australia	65,955	10.0	55,675	9.3	10,280	18.5
North and South America (excluding United States)	20,030	3.0	16,708	2.8	3,322	19.9
Total product revenue	$663,846	100.0%	$599,334	100.0%	$64,512	10.8%
Royalty and other revenue	30,779		30,777		2
Total revenue	$694,625		$630,111		$64,514
Product revenues increased $64.5 million, or 10.8%, to $663.8 million for the year ended December 31, 2016 from $599.3 million for the year ended January 2, 2016. This increase was primarily due to higher sales of our consumable and reusable sensor products resulting from an increase in our installed base of circuit boards and pulse oximeters, as well as increased sales of rainbow® products and monitoring equipment. Total rainbow® product revenue rose $4.9 million, or 7.8%, to $66.7 million for the year ended December 31, 2016 from $61.8 million for the year ended January 2, 2016. During the year ended December 31, 2016, the impact of movements in foreign exchange rates from the prior year period on the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies did not have a significant impact on product revenue. As of December 31, 2016, we estimate that our installed base of circuit boards and pulse oximeters totaled more than 1,504,000 units, up from 1,414,000 units at January 2, 2016. Product revenue generated through our direct and distribution sales channels increased $63.8 million, or 12.5%, to $572.0 million for the year ended December 31, 2016, compared to $508.2 million for the year ended January 2, 2016. Revenues from our OEM channel increased 0.7 million, or 0.8%, to $91.8 million for the year ended December 31, 2016 as compared to $91.1 million for the year ended January 2, 2016.
Royalty and other revenue remained consistent with the prior year period and was primarily comprised of amounts received from Medtronic pursuant to the terms of our amended settlement agreement.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for fiscal years 2016 and 2015 was as follows (dollars in thousands):

	Gross Profit
	Year ended December 31, 2016	Percentage of Net Revenues	Year ended January 2, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Product gross profit	$433,020	65.2%	$379,206	63.3%	$53,814	14.2%
Royalty and other revenue gross profit	30,779	100.0	30,777	100.0	2	—
Total gross profit	$463,799	66.8%	$409,983	65.1%	$53,816	13.1%
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

	Year ended December 31, 2016	Gross Profit Percentage	Year ended January 2, 2016	Gross Profit Percentage
Product gross profit (GAAP)	$433,020	65.2%	$379,206	63.3%
Less: Cercacor royalty expense eliminated in consolidation	—	—	6,660	1.0
Adjusted product gross profit (Non-GAAP)	$433,020	65.2%	$372,546	62.2%
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
Approximately $9.4 million and $8.1 million of stock-based compensation expense was included in selling, general and administrative expenses for the years ended December 31, 2016 and January 2, 2016, respectively. See Note 15 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on our stock-based compensation programs.
Research and Development. Research and development expenses for fiscal years 2016 and 2015 were as follows (dollars in thousands):

Research and Development
Year ended December 31, 2016	Percentage of Net Revenues	Year ended January 2, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$59,362	8.6%	$56,617	9.0%	$2,745	4.8%
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
Included in research and development expenses was approximately $2.7 million and $2.3 million of stock-based compensation expense for the years ended December 31, 2016 and January 2, 2016, respectively. See Note 15 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on our stock-based compensation programs.

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
On November 5, 2016, we entered into a settlement agreement (the Philips Settlement Agreement) with Koninklijke Philips N.V. (Philips N.V.), which among other things, settled all of the claims, legal proceedings and contractual disputes between us, Philips and its affiliates. Pursuant to the Philips Settlement Agreement, Philips N.V. paid us $300 million, $30 million of which related to certain future performance obligations by us and, therefore, was deferred to future periods in accordance with authoritative accounting guidance. See Note 17 to our accompanying consolidated financial statements under the caption “Litigation” included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on the Philips legal disputes and the Philips Settlement Agreement. On November 16, 2015, we entered into a Settlement and Covenant Not to Sue Agreement (the Mindray Settlement Agreement) with Shenzhen Mindray Biomedical Electronics Co., Ltd. and certain of its affiliates (collectively, Mindray). The Mindray Settlement Agreement settled each of the claims and legal proceedings between us and Mindray. Pursuant to the Mindray Settlement Agreement, Mindray paid us an aggregate of $25.0 million.
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
Non-operating Expense. Non-operating expense consists primarily of interest income, interest expense and foreign exchange losses. Non-operating expense for fiscal years 2016 and 2015 was as follows (dollars in thousands):

Non-operating expense
Year ended December 31, 2016	Percentage of Net Revenues	Year ended January 2, 2016	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$2,429	0.4%	$3,905	0.6%	$(1,476)	(37.8)%
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
Liquidity
Our principal sources of liquidity consist of our existing cash and cash equivalent balances and funds expected to be generated from operations. As of December 30, 2017, we had approximately $412.6 million in working capital and approximately $315.3 million in cash and cash equivalents as compared to approximately $286.9 million in working capital and approximately $306.0 million in cash and cash equivalents at December 31, 2016. We carry cash equivalents at cost that approximates fair value. We currently do not maintain a significant investment portfolio but have the ability to invest in various security holdings, types and maturities that meet credit quality standards in accordance with our investment guidelines.
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. However, during the year ended December 30, 2017, as a result of changes in U.S. tax policy under the 2017 Tax Act, we decided to repatriate up to $180.0 million from our foreign subsidiaries in the future. Accumulated foreign earnings in excess of this amount continue to be considered as permanently reinvested. As of December 30, 2017, we had cash totaling $152.7 million held outside of the U.S., all of which was accessible without additional tax cost. We currently have sufficient domestic funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our domestic operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
During fiscal years 2017, 2016 and 2015, we received $32.9 million, $30.5 million, and $30.8 million, respectively, in cash from Medtronic for royalties related to their U.S. sales pursuant to the terms of our amended settlement agreement. Pursuant to the terms of the Third Amendment to Settlement Agreement and Release of Claims effective September 2016, Medtronic agreed to continue paying royalties to us through October 6, 2018, after which no more royalties will be due.
Cash Flows

The following table summarizes our cash flows (in thousands):
	Year Ended
	December 30, 2017	December 31, 2016
Net cash provided by (used in):
Operating activities	$56,062	$419,125
Investing activities	(47,908)	(25,314)
Financing activities	(4,138)	(216,624)
Effect of foreign currency exchange rates on cash	3,269	(1,451)
Increase in cash and cash equivalents, and restricted cash	$7,285	$175,736
Operating Activities. Cash provided by operating activities for the year ended December 30, 2017 was $56.1 million and was driven primarily by net income of $131.6 million and non-cash adjustments for deferred income taxes, depreciation and amortization,stock-based compensation and a provision related to a former appointed foreign agent of $24.0 million, $20.1 million, $17.2 million and $10.5 million, respectively. In addition, during the year ended December 30, 2017, other liabilities increased by $28.0 million, primarily due to income taxes payable after 2018 under the 2017 Tax Act. These sources of cash were partially offset by other changes in operating assets and liabilities related to increases in inventories, deferred cost of goods sold and other assets of $22.9 million, $19.4 million and $11.0 million, respectively, primarily due to the growth in our business; an increase in accounts receivable of $19.8 million, due to the timing of collections; and decreases in income taxes payable and deferred revenue of $72.1 million, and $27.4 million, respectively, due to the timing of payments.
Cash provided by operating activities for the year ended December 31, 2016 was $419.1 million and was driven primarily by net income of $300.7 million and non-cash adjustments for depreciation and amortization, stock-based compensation and deferred income taxes of $16.8 million, $12.5 million and $5.4 million, respectively. In addition, during the year ended December 31, 2016, income taxes payable and deferred revenue increased by $73.8 million and $42.0 million, respectively, primarily related to the impact of the Philips Settlement Agreement, and accounts payable, other liabilities and accrued compensation increased by $11.0 million, $6.6 million and $5.7 million, respectively, due to the timing of cash payments. These sources of cash were partially offset by other changes in operating assets and liabilities related to an increase in accounts receivable of $21.2 million due to the timing of collections; an increase in inventories and deferred cost of goods sold of $10.8 million and $8.3 million, respectively, primarily due to the growth in our business; a decrease in accrued liabilities of $11.9 million due to the timing of payments and an increase in other assets of $1.6 million, primarily related to the prepayment of certain expenses.
Investing Activities. Cash used in investing activities for the fiscal year ended December 30, 2017 was $47.9 million, consisting primarily of $43.7 million for purchases of property and equipment and $3.1 million for intangible assets related to capitalized patent and trademark costs.
Cash used in investing activities for the fiscal year ended December 31, 2016 was $25.3 million, consisting primarily of $19.7 million for purchases of property and equipment, $4.6 million for intangible assets related to capitalized patent and trademark costs and $0.8 million related to the deconsolidation of Cercacor. See Note 3 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information related to the deconsolidation of Cercacor.
Financing Activities. Cash used in financing activities for the fiscal year ended December 30, 2017 was $4.1 million, resulting primarily from common stock repurchase transactions that settled during the year totaling $66.3 million, which were offset by proceeds from the issuance of common stock (upon exercise of options) totaling $62.2 million.
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
Capital Resources and Prospective Capital Requirements
As of December 30, 2017, we did not have any outstanding loan draws or letters of credit under our Amended and Restated Credit Agreement (Restated Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, Bank of America, N.A., as Syndication Agent and a Lender, Citibank, N.A., as Documentation Agent and a Lender, and various other Lenders (collectively, the Lenders), leaving available borrowing capacity of $250.0 million. We had no outstanding capital leases or other debt obligations and were in compliance with all bank covenants as of December 30, 2017. Given our current cash position and decision to repatriate up to $180.0 million from our foreign subsidiaries in the future, we terminated our Restated Credit Facility in February 2018.
In September 2015, our Board authorized a new stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. The total remaining shares authorized for repurchase under this stock repurchase program approximated 2.1 million shares as of December 30, 2017.
We expect to fund our future operating, investing and financing activities through our available cash, future cash from operations and other potential sources of capital. In addition to funding our working capital requirements, we anticipate additional capital expenditures during fiscal year 2018 of approximately $25.0 million, primarily related to investments in infrastructure growth. Possible additional uses of cash may include the acquisition of technologies or technology companies, as well as repurchases of stock under our authorized stock repurchase program. However, any repurchases of stock will be subject to numerous factors, including the availability of our stock, general market conditions, the trading price of our stock, available capital, alternative uses for capital and our financial performance. In addition, the amount and timing of our actual investing activities will vary significantly depending on numerous factors, including the timing and amount of capital expenditures, costs of product development efforts, our timetable for international sales operations and manufacturing expansion, stock repurchase activity and costs related to our domestic and international regulatory requirements. Despite these investment requirements, we anticipate that our existing cash and cash equivalents will be sufficient to meet our working capital requirements, capital expenditures and other operational funding needs for at least the next 12 months.
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
Contractual Obligations and Commercial Commitments
The following table summarizes our outstanding contractual obligations and commercial commitments as of December 30, 2017 and the effect those obligations are expected to have on our cash liquidity and cash flow in future periods (in thousands). The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. As a result, the actual cash outflows in future periods will vary, possibly materially, from those reflected in this table.

	Payments Due By Period
	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years	Total
Operating leases(1)	$6,748	$8,677	$4,413	$5,467	$25,305
Purchase commitments(2)	74,070	—	—	—	74,070
Total contractual obligations	$80,818	$8,677	$4,413	$5,467	$99,375
 _______________

(1)	Facility, equipment and automobile leases.

(2)	Certain inventory items under non-cancellable purchase orders.
Other obligations: As of December 30, 2017, our estimated liabilities related to uncertain tax positions, including interest, were $14.3 million. Due to the high degree of uncertainty regarding the timing of potential cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amounts and periods in which these liabilities might be made.
In addition to these contractual obligations, we had the following annual minimum royalty commitments to Cercacor, as of December 30, 2017 (in thousands):

	Payments Due By Period
	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years
Minimum royalty commitment to Cercacor(1)	$5,000	$10,000	$10,000	(1)
 ______________

(1)	Subsequent to 2022, the royalty arrangement requires a $5.0 million minimum annual royalty payment unless the agreement is amended, restated or terminated.
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
Revenue Recognition and Deferred Revenue
We follow the current authoritative guidance for revenue recognition under Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (ASC 605). Pursuant to ASC 605, we generally recognize revenue from the sale of products or services when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. In the case of the license or sale of software that does not function together with hardware components to provide the essential functionality of the hardware, revenue is recognized pursuant to the software revenue recognition guidance.

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
The majority of our royalty revenue arises from one agreement and is due and payable quarterly in arrears. An estimate of these royalty revenues is recorded quarterly in the period earned based on the prior quarters’ historical results, adjusted for any new information or trends known to management at the time of estimation. This estimated revenue is adjusted prospectively when we receive the royalty report, approximately sixty days after the end of the previous quarter. We also recognize revenue upon the achievement of pre-agreed milestones related to NRE services provided for a certain OEM customer. Costs incurred by us related to these NRE services are generally deferred until such time that the milestones are achieved and the associated revenue is recognized.
Effective next year, a new accounting standard, ASC Topic 606, Revenue from Contracts with Customers (ASC 606), will replace ASC 605 and become the new authoritative guidance for revenue recognition. Please see Note 2 of our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information related to our adoption of ASC 606 next year.
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
We develop our inventory reserve based on an evaluation of the expected future use of our inventory on an item by item basis. We apply historical obsolescence rates to estimate the loss on inventory expected to have a recovery value below cost. Our historical obsolescence rates are developed from our company specific experience for major categories of inventory, which are then applied to excess inventory on an item by item basis. We also develop other specific inventory reserves when we become aware of other unique events that result in a known recovery value below cost. For inventory items that have been written down, either due to the inventory reserve analysis or due to a specific event, the reduced value becomes the new cost basis. Our inventory reserve was $12.7 million and $9.4 million at December 30, 2017 and December 31, 2016, respectively. The increase in our inventory reserve during fiscal year 2017 resulted primarily from additional inventory valuation reserves that were recorded in the fourth quarter of fiscal year 2017 in connection with certain product transitions. If our estimates for potential inventory losses prove to be too low, our future earnings will be affected when any related additional inventory losses are recorded.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is used to state trade receivables at a net estimated realizable value. We rely on prior experience to estimate the amount that we expect to collect on the gross receivables outstanding, which cannot be known with exact certainty as of the time of issuance of this report. We maintain a specific allowance for customer accounts that we know may not be collectible due to customer liquidity issues. We also maintain a general allowance for future collection losses that arise from customer accounts that do not indicate an inability, but may be unable, to pay. Although such losses have historically been within our expectations and the allowances we have established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past. Therefore, a significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our receivable collections and additional allowances may be required. Our accounts receivable balance was $121.3 million and $101.7 million, net of allowances for doubtful accounts of $2.1 million and $1.7 million at December 30, 2017 and December 31, 2016, respectively.
Stock-Based Compensation
Our stock-based compensation awards are currently comprised of stock options, restricted stock units (RSUs) and performance share units (PSUs), all of which are equity-classified awards. For equity-classified awards granted on or after January 1, 2006, we estimate the fair value of the award on the date of grant and expense stock-based compensation over the requisite service period. In the case of PSUs, the amount of expense recognized is also dependent upon the expected achievement level for the specified performance criteria. The fair value of RSU and PSU awards is the closing price of our common stock on the grant date. To calculate the fair value of stock option awards, we use the Black-Scholes option pricing model, which, in addition to the closing price of our stock on the grant date and the option strike price, requires the input of subjective assumptions. These assumptions include the estimated length of time employees will retain their stock options before exercising them (the expected term), the estimated volatility of our stock price over the expected term and the dividend yield on our common stock. We estimate expected term based on both our specific historical option exercise experience, as well as expected term information available from a peer group of companies with similar vesting schedules. The estimated volatility is based on both the historical and implied volatilities of our share price.

We also apply an estimate of the number of stock-based awards that will be forfeited due to employee turnover. Adjustments in the estimated forfeiture rates can have a significant effect on our reported stock-based compensation, as we recognize the cumulative effect of the rate adjustments for all expense amortization in the period the estimated forfeiture rates were adjusted. We estimate and adjust forfeiture rates based on a periodic review of recent forfeiture activity and expected future employee turnover. Adjustments in the estimated forfeiture rates could also cause changes in the amount of expense that we recognize in future periods.
Stock-based compensation expense was $17.2 million, $12.5 million and $10.9 million for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. Changes in the types and quantity of equity awards, as well as the fair market value of our stock may impact the cost of future stock option grants. In general, and as reflected in our stock-based compensation expense for the year ended December 30, 2017, to the extent that the fair market value of our stock increases, the overall cost of granting these options will also increase. For further details regarding our stock-based compensation see Note 15 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
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
In assessing goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of such reporting unit is less than its carrying amount. Our qualitative assessment of the recoverability of goodwill considers various macro-economic, industry-specific and company-specific factors. These factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below its net book value. If, after assessing the totality of events or circumstances, we determine it is unlikely that the fair value of such reporting unit is less than its carrying amount, then a quantitative analysis is unnecessary. However, if we conclude otherwise, or if we elect to bypass the qualitative analysis, then we are required to perform a quantitative analysis that compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, a goodwill impairment loss is recognized for the lesser of: (a) the amount that the carrying amount of a reporting unit exceeds its fair value; or (b) the amount of the goodwill allocated to that reporting unit.
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
As a multinational corporation, we are subject to complex tax laws and regulations in various jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. We have concluded all U.S. federal income tax matters for years through 2013 and all material state, local and foreign income tax matters for years through 2010. Given the foregoing, our actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional liabilities or potentially to reverse previously recorded tax liabilities.
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
During the year ended December 30, 2017, we recorded a discrete charge of approximately $37.0 million related to changes in U.S. federal tax rules and tax rates pursuant to the 2017 Tax Act that was signed into law on December 22, 2017. In addition, as a result of the change in U.S. tax policy under the 2017 Tax Act, we recorded an additional discrete tax charge of $6.5 million related to our decision to repatriate up to $180.0 million of accumulated earnings from our foreign subsidiaries. Given the complexity and lack of specificity related to certain provisions of the 2017 Tax Act, we made certain estimates and assumptions in connection with the calculation of these tax charges and continue to evaluate the impact of the 2017 Tax Act on our business, financial condition and results of operations. See Note 16 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information related to the impact of the 2017 Tax Act on our tax provision and tax rate.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. We do not believe our cash equivalents are subject to significant interest rate risk due to their short terms to maturity. As of December 30, 2017, the carrying value of our cash equivalents approximated fair value. We currently do not have any significant risks associated with interest rates fluctuations related to interest expense. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Therefore, declines in interest rates over time will reduce our interest income while increases in interest rates will increase our interest income. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments and interest income approximately $0.1 million for each $1.0 million in interest-bearing investments.
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
Our primary foreign currency exchange rate exposures are with the Euro, the Japanese Yen, the Swedish Krona, the Canadian Dollar, the British Pound, the Mexico Peso and the Australian Dollar against the U.S. Dollar. Foreign currency exchange rates have experienced significant movements recently, particularly over the last twenty-four months, and such volatility is expected to continue in the future. Specifically, during the fiscal years ended December 30, 2017 and December 31, 2016, we estimate that fluctuations in the exchange rates between the U.S. Dollar and other foreign currencies, including the Japanese Yen, the Swedish Krona, and the Australian Dollar, favorably impacted our revenues by $0.3 million and $0.4 million, respectively. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of December 30, 2017 would have resulted in an estimated reduction of $11.9 million in reported pre-tax income for the year ended December 30, 2017. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated by the SEC under the Exchange Act. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2017.
Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 30, 2017. Their attestation report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 30, 2017, is included in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the quarter ended December 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We expect that our existing internal controls will be modified and augmented, as necessary, to consider the new revenue recognition and related disclosure requirements related to our adoption of ASC 606 effective as of December 31, 2017, but we do not expect that such changes will materially effect our existing internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2018 (2018 Proxy Statement) under the headings “Executive Officers”, “Board of Directors”, “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information contained in the 2018 Proxy Statement under the heading “Executive Compensation”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information contained in the 2018 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information contained in the 2018 Proxy Statement under the headings “Corporate Governance and Board Matters” and “Transactions with Related Persons, Promoters and Certain Control Persons”.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained in the 2018 Proxy Statement under the heading “Audit Related Matters-Principal Accountant Fees and Services”.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The Consolidated Financial Statements of Masimo Corporation and Report of Grant Thornton LLP, Independent Registered Public Accounting Firm, are included in a separate section of this Annual Report on Form 10-K beginning on page F-1.
(a)(2) Financial Statement Schedules
The financial statement schedule is included in a separate section of this Annual Report on Form 10-K beginning on page F-1.

(a)(3) Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.1)

3.2(2)	Amended and Restated Bylaws (Exhibit 3.2)

4.1(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999 between the Registrant and certain of its stockholders (Exhibit 4.2)

4.3(4)#	Masimo Retirement Savings Plan (Exhibit 4.7)

10.1(1)#	Form of Indemnity Agreement between the Registrant and its officers and directors (Exhibit 10.1)

10.2(5)#	Amended and Restated Employment Agreement, dated November 4, 2015, between Joe Kiani and the Registrant (Exhibit 10.1)

10.3(17)	First Amendment to November 4, 2015 Amended and Restated Employment Agreement, dated July 27, 2017, by and between Masimo Corporation and Joe Kiani (Exhibit 10.1)

10.4(1)#	Offer Letter, dated February 15, 1996, between Yongsam Lee and the Registrant (Exhibit 10.7)

10.5(1)#	Offer Letter, dated March 30, 2007, between Anand Sampath and the Registrant (Exhibit 10.8)

10.6(6)#	Offer Letter, dated July 23, 2008, between Jon Coleman and the Registrant (Exhibit 10.9)

10.7(10)#	Offer Letter, dated March 31, 2011 between Tom McClenahan and the Registrant (Exhibit 10.8)

10.8(18)#	Offer Letter, dated September 22, 2017, between the Company and Micah Young (Exhibit 10.1)

10.9(5)#	Restricted Share Unit Award Agreement, dated November 4, 2015, by and between Joe Kiani and the Registrant (Exhibit 10.2)

10.10(5)#	Equity-Holder Non-Competition and Confidentiality Agreement, dated November 4, 2015, by and between Joe Kiani and the Registrant (Exhibit 10.3)

10.11(7)#	Amended and Restated 2007 Severance Protection Plan and Summary Plan Description, effective December 31, 2008 (Exhibit 10.11)

10.12(12)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between the Registrant and Yongsam Lee (Exhibit 10.3)

10.13(10)#	Amended and Restated 2007 Severance Protection Plan Agreement, dated November 12, 2013, by and between the Registrant and Jon Coleman (Exhibit 10.17)

10.14(10)#	Amended and Restated 2007 Severance Protection Plan Agreement, dated December 9, 2013, by and between the Registrant and Anand Sampath (Exhibit 10.18)

10.15(3)#	Amended and Restated 2007 Severance Protection Plan Agreement, dated November 3, 2014, by and between the Registrant and Tom McClenahan (Exhibit 10.21)

10.16#*	Amended and Restated 2007 Severance Protection Plan, Limited Participation Agreement, dated December 12, 2017, by and between the Registrant and Micah Young (Exhibit 10.16)

10.17(1)#	2004 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan of the Registrant, as amended, and forms of agreements related thereto (Exhibit 10.32)

Exhibit Number	Description of Document

10.18(1)#	2007 Stock Incentive Plan of the Registrant, and forms of agreements related thereto (Exhibit 10.33)

10.19(19)#	Masimo Corporation 2017 Equity Incentive Plan

10.20(20)#	Masimo Corporation Executive Bonus Incentive Plan

10.21(6)+	Manufacturing and Purchase Agreement, dated October 2, 2008, by and between Analog Devices, Inc.and the Registrant (Exhibit 10.21)

10.22(1)+	Purchase Agreement, dated July 26, 2001, between Jabil Circuit, Inc. and the Registrant (Exhibit 10.15)

10.23(1)+	Shelter Labor Services Agreement, dated December 27, 2000, between Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant (Exhibit 10.11)

10.24(8)+
Lease Agreement effective as of September 1, 2007, by and among Industrias Asociadas Maquiladoras, S.A. de C.V., Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant, as guarantor (Exhibit 10.1)

10.25(10)+
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

10.28(1)	Amended and Restated Cross-Licensing Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (Exhibit 10.34)

10.29(1)	Services Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (Exhibit 10.35)

10.30(11)	Agreement of Purchase and Sale and Escrow Instructions, dated as of November 1, 2013, by and between the Company and Nikken, Inc. (Exhibit 10.1)

10.31(11)	First Amendment to Purchase and Sale Agreement, made and entered into effective as of January 8, 2014, by and between the Company and Nikken, Inc. (Exhibit 10.2)

10.32(11)	Second Amendment to Purchase and Sale Agreement, made and entered into effective as of January 10, 2014, by and between the Company and Nikken, Inc. (Exhibit 10.3)

10.33(11)	Third Amendment to Purchase and Sale Agreement, made and entered into effective as of March 10, 2014, by and between the Company and Nikken, Inc. (Exhibit 10.4)

10.34(11)	Fourth Amendment to Purchase and Sale Agreement, made and entered into effective as of March 12, 2014, by and between the Company and Nikken, Inc. (Exhibit 10.5)

10.35(13)	Amended and Restated Credit Agreement, dated as of January 8, 2016, among Masimo Corporation, and the Lenders Party hereto and JP Morgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.43)

10.36(13)+
Settlement and Covenant Not to Sue Agreement, entered into as of the Effective Date of November 16, 2015, between Masimo Corporation, Masimo Technologies SARL, and Masimo International SARL and Mindray Medical International, Limited, Shenzhen Mindray Biomedical Electronics Co., Ltd and Mindray DS USA, Inc. (Exhibit 10.44)

10.37(13)	Lease Agreement, dated July 15, 2012, related to the premises at 9600 Jeronimo, between the Registrant and The Irvine Company, LLC (Exhibit 10.45)

10.38(13)	First Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC (Exhibit 10.46)

10.39(3)	Second Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC (Exhibit 10.34)

Exhibit Number	Description of Document

10.40(13)	Third Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC (Exhibit 10.48)

10.41(14)	Single-Tenant Lease, relating to the premises at 9600 Jeronimo, dated as of July 13, 2016, by and between Masimo Corporation and The Irvine Company LLC (Exhibit 10.1)

10.42(15)
Third Amendment to Settlement Agreement and Release of Claims, dated as of September 1, 2016, by and among Masimo Corporation and Cercacor Laboratories, Inc., and Medtronic Plc., Covidien LP, Nellcor Puritan Bennett LLC and Covidien Holdings Inc. (Exhibit 10.1)

10.43(16)+	Settlement Agreement, dated November 5, 2016, by and between Masimo Corporation, Masimo International Technologies SARL and Masimo International SARL and Koninklijke Philips N.V. (Exhibit 10.1)

12.1*	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Registrant’s Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
 _____________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, (iv) Consolidated Statements of Equity for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, (v) Consolidated Statements of Cash Flows for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, and (vi) Notes to Consolidated Financial Statements.
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

(13)
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

(15)
Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 8-K, filed on September 2, 2016. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(16)
Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed on November 7, 2016. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(17)
Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2017. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(18)
Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on September 25, 2017. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

(19)	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-33642) filed on April 12, 2017.

(20)	Incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-33642) filed on April 12, 2017.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

+	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 28, 2018	By:	/s/ JOE KIANI
Joe Kiani Chairman of the Board & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ JOE KIANI	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)	February 28, 2018
Joe Kiani

/s/ MICAH YOUNG	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	February 28, 2018
Micah Young

/s/ DAVID J. VAN RAMSHORST	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
David J. Van Ramshorst

/s/ STEVEN J. BARKER, M.D. PH.D.	Director	February 28, 2018
Steven J. Barker, M.D., Ph.D.

/s/ SANFORD FITCH	Director	February 28, 2018
Sanford Fitch

/s/ THOMAS HARKIN	Director	February 28, 2018
Thomas Harkin

/s/ ADAM MIKKELSON	Director	February 28, 2018
Adam Mikkelson

/s/ CRAIG REYNOLDS	Director	February 28, 2018
Craig Reynolds

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
MASIMO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Masimo Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Masimo Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 30, 2017, and the related notes and schedule listed in the index appearing under Item 15(a) (2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2018 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2006.
Newport Beach, California
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Masimo Corporation

Opinion on internal controls over financial reporting
We have audited the internal control over financial reporting of Masimo Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 30, 2017, and our report dated February 28, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal controls over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP
Newport Beach, California
February 28, 2018

MASIMO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$315,302	$305,970
Trade accounts receivable, net of allowance for doubtful accounts of $2,116 and $1,698 at December 30, 2017 and December 31, 2016, respectively	121,309	101,667
Inventories	95,944	72,542
Prepaid income taxes	3,494	981
Other current assets	28,070	26,067
Total current assets	564,119	507,227
Deferred cost of goods sold	99,600	79,948
Property and equipment, net	164,096	135,996
Intangible assets, net	27,123	29,376
Goodwill	20,617	19,780
Deferred income taxes	23,898	38,975
Other assets	10,782	9,223
Total assets	$910,235	$820,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$33,779	$34,335
Accrued compensation	39,515	43,180
Accrued and other liabilities	38,052	28,266
Income taxes payable	4,292	76,316
Deferred revenue	35,929	38,198
Current portion of capital lease obligations	—	71
Total current liabilities	151,567	220,366
Deferred revenue	237	25,336
Other liabilities	51,520	14,587
Total liabilities	203,324	260,289
Commitments and contingencies (Notes 4 and 17)
Stockholders' Equity
Preferred stock, $0.001 par value; 5,000 shares authorized at December 30, 2017 and December 31, 2016; 0 shares issued and outstanding at December 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 100,000 shares authorized at December 30, 2017 and December 31, 2016; 51,636 and 50,188 shares issued and outstanding at December 30, 2017 and December 31, 2016, respectively	52	50
Treasury stock, 15,059 and 14,255 shares at December 30, 2017 and December 31, 2016, respectively	(472,536)	(404,276)
Additional paid-in capital	461,494	382,263
Accumulated other comprehensive loss	(2,941)	(7,027)
Retained earnings	720,842	589,226
Total stockholders’ equity	706,911	560,236
Total liabilities and stockholders' equity	$910,235	$820,525
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Year ended December 30, 2017	Year ended December 31, 2016	Year ended January 2, 2016
Revenue:
Product	$741,324	$663,846	$599,334
Royalty and other revenue	56,784	30,779	30,777
Total revenue	798,108	694,625	630,111
Cost of goods sold	263,008	230,826	220,128
Gross profit	535,100	463,799	409,983
Operating expenses:
Selling, general and administrative	275,786	253,667	252,725
Research and development	61,953	59,362	56,617
Litigation settlement, award and/or defense costs	—	(270,000)	(19,609)
Total operating expenses	337,739	43,029	289,733
Operating income	197,361	420,770	120,250
Non-operating (income) expense	(2,013)	2,429	3,905
Income before provision for income taxes	199,374	418,341	116,345
Provision for income taxes	67,758	117,675	34,845
Net income including noncontrolling interests	131,616	300,666	81,500
Net income (loss) attributable to noncontrolling interests	—	—	(1,800)
Net income attributable to Masimo Corporation stockholders	$131,616	$300,666	$83,300

Net income per share attributable to Masimo Corporation stockholders:
Basic	$2.55	$6.07	$1.62
Diluted	$2.36	$5.65	$1.55

Weighted-average shares used in per share calculations:
Basic	51,516	49,530	51,311
Diluted	55,874	53,195	53,707
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 30, 2017	Year ended December 31, 2016	Year ended January 2, 2016
Net income including noncontrolling interest	$131,616	$300,666	$81,500
Other comprehensive gain (loss), net of tax:
Foreign currency translation gains (losses)	4,201	(2,288)	(2,646)
Unrealized loss on marketable securities	(115)	—	—
Total comprehensive income	135,702	298,378	78,854
Comprehensive loss attributable to noncontrolling interest	—	—	(1,800)
Comprehensive income attributable to Masimo Corporation stockholders	$135,702	$298,378	$80,654
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

	Masimo Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balances at January 3, 2015	52,594	$52	8,611	$(185,906)	$288,686	$(2,093)	$205,260	$1,742	$307,741
Stock options exercised	1,435	2	—	—	28,324	—	—	—	28,326
Payroll tax withholding on behalf of employees for stock options	—	—	—	—	(472)	—	—	—	(472)
Income tax benefit from exercise of stock options	—	—	—	—	5,058	—	—	—	5,058
Stock-based compensation	—	—	—	—	10,817	—	—	8	10,825
Repurchases of common stock	(4,148)	(4)	4,148	(154,967)	4	—	—	—	(154,967)
Issuance of shares in noncontrolling interest entity, net	—	—	—	—	—	—	—	347	347
Net income (loss)	—	—	—	—	—	—	83,300	(1,800)	81,500
Foreign currency translation adjustment	—	—	—	—	—	(2,646)	—	—	(2,646)
Balance at January 2, 2016	49,881	$50	12,759	$(340,873)	$332,417	$(4,739)	$288,560	$297	$275,712
Stock options exercised	1,799	—	—	—	37,342	—	—	—	37,342
Restricted stock units vested	4	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,503	—	—	—	12,503
Repurchases of common stock	(1,496)	—	1,496	(63,403)	1	—	—	—	(63,402)
Gain on deconsolidation of variable interest entity	—	—	—	—	—	—	—	(297)	(297)
Net income	—	—	—	—	—	—	300,666	—	300,666
Foreign currency translation adjustment	—	—	—	—	—	(2,288)	—	—	(2,288)
Balance at December 31, 2016	50,188	$50	14,255	$(404,276)	$382,263	$(7,027)	$589,226	$—	$560,236
Stock options exercised	2,246	2	—	—	62,044	—	—	—	62,046
Restricted stock units vested	6	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	17,187	—	—	—	17,187
Repurchases of common stock	(804)	—	804	(68,260)	—	—	—	—	(68,260)
Net income	—	—	—	—	—	—	131,616	—	131,616
Foreign currency translation adjustment	—	—	—	—	—	4,201	—	—	4,201
Unrealized loss on marketable securities	—	—	—	—	—	(115)	—	—	(115)
Balance at December 30, 2017	51,636	$52	15,059	$(472,536)	$461,494	$(2,941)	$720,842	—	$706,911
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 30, 2017	Year ended December 31, 2016	Year ended January 2, 2016
Cash flows from operating activities:
Net income including noncontrolling interest	$131,616	$300,666	$81,500
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	20,061	16,817	15,684
Stock-based compensation	17,187	12,503	10,825
Loss on disposal of property, equipment and intangibles	522	658	608
Provision for doubtful accounts	251	259	342
Provision for amount due from former foreign agent	10,477	—	—
Gain on deconsolidation of variable interest entity	—	(273)	—
Benefit from deferred income taxes	24,023	5,405	(1,974)
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(19,772)	(21,243)	(9,900)
Increase in inventories	(22,923)	(10,831)	7,505
Increase in deferred cost of goods sold	(19,438)	(8,251)	(78)
Increase in prepaid expenses	(3,855)	(3,422)	(135)
(Increase) decrease in prepaid income taxes	(2,498)	1,355	(1,992)
Increase in other assets	(10,952)	(1,609)	(2,883)
(Decrease) increase in accounts payable	(4,057)	11,048	(3,619)
(Decrease) increase in accrued compensation	(4,292)	5,675	5,334
Increase (decrease) in accrued and other current liabilities	11,156	(11,929)	19,202
(Decrease) increase in income taxes payable	(72,087)	73,755	1,316
(Decrease) increase in deferred revenue	(27,370)	41,977	58
Increase in other liabilities	28,013	6,565	(4,587)
Net cash provided by operating activities	56,062	419,125	117,206
Cash flows from investing activities:
Purchases of property and equipment	(43,684)	(19,707)	(50,393)
Increase in intangible assets	(3,079)	(4,644)	(4,201)
Acquisition of long-term equity investments	(1,145)	(200)	—
Reduction in cash resulting from deconsolidation of variable interest entity	—	(763)	—
Net cash used in investing activities	(47,908)	(25,314)	(54,594)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	45,000	130,000
Repayments under revolving line of credit	—	(230,000)	(70,000)
Debt issuance costs	—	(621)	—
Repayments on capital lease obligations	(71)	(75)	(80)
Proceeds from issuance of common stock	62,205	37,290	28,285
Payroll tax withholdings on behalf of employee for stock options	—	—	(472)
Repurchases of common stock	(66,272)	(68,218)	(150,152)
Net equity issuances (repurchases) by noncontrolling interest	—	—	346
Net cash used in financing activities	(4,138)	(216,624)	(62,073)
Effect of foreign currency exchange rates on cash	3,269	(1,451)	(2,681)
Net increase in cash, cash equivalents and restricted cash	7,285	175,736	(2,142)
Cash, cash equivalents and restricted cash at beginning of period	308,198	132,462	134,604
Cash, cash equivalents and restricted cash at end of period	$315,483	$308,198	$132,462
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company
Masimo Corporation (the Company), is a global medical technology company that develops, manufactures and markets a variety of noninvasive monitoring technologies. The Company’s mission is to improve patient outcomes and reduce the cost of care. The Company’s patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient-use, reusable or resposable sensors, software and/or cables. The Company primarily sells its products to hospitals, emergency medical service (EMS) providers, home care providers, physician offices, veterinarians, long-term care facilities and consumers through its direct sales force, distributors and original equipment manufacturer (OEM) partners.
The Company invented Masimo Signal Extraction Technology® (SET®), which provides the capabilities of Measure-through Motion and Low Perfusion® pulse oximetry to address the primary limitations of conventional pulse oximetry. Over the years, the Company’s product offerings have expanded significantly to also include rainbow® Pulse CO-Oximetry, with its ability to measure and monitor carboxyhemoglobin (SpCO®), methemoglobin (SpMet®), total hemoglobin concentration (SpHb®), fractional arterial oxygen saturation (SpfO2™), Oxygen Content (SpOC™), Pleth Variability Index (PVi®), rainbow® Pleth Variability Index (RPVi™), respiration rate from the pleth (RRp® and Oxygen Reserve Index (ORi™); acoustic respiration monitoring (RRa®), electrical brain function monitoring (SedLine®), and optical gas monitoring. The Company also developed the Root™ patient monitoring and connectivity platform and the Masimo Patient SafetyNet remote patient surveillance monitoring system. These solutions and related products are based upon Masimo SET®, rainbow® and other proprietary algorithms. These software-based technologies are incorporated into a variety of product platforms depending on customers’ specifications. This technology is supported by a substantial intellectual property portfolio that the Company has built through internal development and, to a lesser extent, acquisitions and license agreements.
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
Fiscal Periods
The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week fiscal year includes four quarters of 13 weeks while a 53 week fiscal year includes three quarters of 13 weeks and one quarter of 14 weeks. The Company’s last 53 week fiscal year was fiscal year 2014. Fiscal years 2015, 2016 and 2017 were 52 week fiscal years. All references to years in these notes to consolidated financial statements are fiscal years unless otherwise noted.
Use of Estimates
The Company prepares its financial statements in conformity with GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the determination of accounts receivable allowances, inventory reserves, warranty reserves, rebate accruals, valuation of the Company’s stock awards, goodwill valuation, deferred taxes and any associated valuation allowances, tax impact of the distributor channel inventory, royalty revenues, deferred revenue, uncertain income tax positions, litigation costs and loss contingency accruals. In addition, for the year ended December 30, 2017, certain estimates were made in calculating the provision for income taxes related to the impact of the Tax Cuts and Jobs Act of 2017 (2017 Tax Act) that was signed into law on December 22, 2017. Actual results could differ from the Company’s estimates.
Reclassifications
Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to current period presentation.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect the fair value option under this guidance as to specific assets or liabilities. There were no transfers between level 1, level 2 and level 3 inputs during the years ended December 30, 2017 or December 31, 2016. The Company carries cash and cash equivalents at cost which approximates fair value. As of December 30, 2017 and December 31, 2016, the Company had an insignificant amount of other financial assets that were required to be measured under the fair value hierarchy, the measurement of which were based on level 1 and level 2 inputs.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016, depreciation and amortization expense of property and equipment was $15.2 million, $13.0 million and $11.8 million, respectively.
Intangible Assets
Intangible assets consist primarily of patents, trademarks, software development costs, customer relationships and acquired technology. Costs related to patents and trademarks, which include legal and application fees, are capitalized and amortized over the estimated useful lives using the straight-line method. Patent and trademark amortization commences once final approval of the patent or trademark has been obtained. Patent costs are amortized over the lesser of 10 years or the patent’s remaining legal life, which assumes renewals, and trademark costs are amortized over 17 years, and their associated amortization cost is included in selling, general and administrative expense in the accompanying consolidated statements of operations. For intangibles purchased in an asset acquisition or business combination, which mainly include patents, trademarks, customer relationships and acquired technology, the useful life is determined in the same manner as noted above. For the years ended December 30, 2017, December 31, 2016 and January 2, 2016, amortization of intangible assets was $4.9 million, $3.8 million and $4.2 million, respectively. As of December 30, 2017 and December 31, 2016, the total costs of patents not yet amortizing was $4.3 million and $5.0 million, respectively. As of each of December 30, 2017 and December 31, 2016, the total costs of trademarks not yet amortizing was $0.6 million. For the years ended December 30, 2017 and December 31, 2016, total renewal costs capitalized for patents and trademarks was $0.2 million and $0.6 million, respectively. As of December 30, 2017, the weighted-average number of years until the next renewal was one year for patents and six years for trademarks.
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
In accordance with authoritative accounting guidance, costs related to the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. For the years ended December 30, 2017 and December 31, 2016, the Company did not capitalize any software development costs. For the year ended January 2, 2016, the Company capitalized $0.5 million of software development costs. The capitalized costs are amortized over the estimated life of the products, which is generally seven years. For the years ended December 30, 2017, December 31, 2016 and January 2, 2016, the Company amortized $1.9 million, 0.1 million and $0.2 million of capitalized costs, respectively. The Company had unamortized software development costs of $0.8 million and $0.7 million at December 30, 2017 and December 31, 2016, respectively, which is included within intangible assets, net, on the consolidated balance sheets.
Impairment of Goodwill and Intangible assets
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is not amortized, but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. In assessing goodwill impairment for each of its reporting units, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company’s qualitative assessment of the recoverability of goodwill considers various macroeconomic, industry-specific and company-specific factors, including: (i) severe adverse industry or economic trends; (ii) significant company-specific actions; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization below its net book value. If, after assessing the totality of events or circumstances, the Company determines it is unlikely that the fair value of a reporting unit is less than its carrying amount, then a quantitative analysis is unnecessary. However, if the Company concludes otherwise, or if the Company elects to bypass the qualitative analysis, then the Company must perform a quantitative analysis that compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, a goodwill impairment loss is recognized for the lesser of: (a)

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

the amount that the carrying amount of a reporting unit exceeds its fair value; or (b) the amount of the goodwill allocated to that reporting unit. The Company performs its annual impairment test during the fourth fiscal quarter.
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
During the year ended December 30, 2017, the Company recorded an impairment charge of approximately $0.4 million related to certain software licenses that had not been placed in service. No impairment of goodwill, intangible assets or other long-lived assets was recorded during the years ended December 31, 2016 or January 2, 2016.
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
The 2017 Tax Act included a number of changes to existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%, a one-time transition tax on the “deemed repatriation” of cumulative undistributed foreign earnings as of December 31, 2017 and changes in the prospective taxation of the foreign operations of U.S. multinational companies. See Note 16 - Income Taxes for additional information related to the impact of the 2017 Tax Act on our tax provision, taxes payable and deferred taxes for the year ended December 30, 2017.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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
The majority of the Company’s royalty revenue arises from one agreement with Medtronic plc (Medtronic, formerly Covidien Ltd.) and is due and payable quarterly based on U.S. sales of certain Medtronic products. An estimate of these royalty revenues is recorded quarterly in the period earned based on the prior quarter’s historical results, adjusted for any new information or trends known to management at the time of estimation. This estimated revenue is adjusted prospectively when the Company receives the Medtronic royalty report, approximately sixty days after the end of the previous quarter. The Company also recognizes revenue upon the achievement of pre-agreed milestones related to non-recurring engineering (NRE) services provided for a certain OEM customer. Costs incurred by the Company related to these NRE services are generally deferred until such time that the milestones are achieved and the associated revenue is recognized.
Taxes Collected From Customers and Remitted to Governmental Authorities
Pursuant to authoritative guidance, the Company’s policy is to present revenue net of taxes collected from customers and remitted to governmental authorities.
Stock-based Compensation
The Company’s stock-based compensation awards are currently comprised of stock options, restricted stock units (RSUs) and performance share units (PSUs), all of which are equity-classified awards. For equity-classified awards granted on or after January 1, 2006, the Company estimates the fair value of the award on the date of grant and expenses stock-based compensation over the requisite service period. In the case of PSUs, the amount of expense recognized is also dependent upon the expected achievement level for the specified performance criteria. The fair value of RSU and PSU awards is the closing price of the Company’s common stock on the grant date. The fair value of stock option awards is calculated using the Black-Scholes option pricing model, which, in addition to taking into account the closing price of the Company’s common stock on the grant date and the option exercise price, requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them, the estimated volatility of the Company’s stock price over the expected term and the number of options that will ultimately be forfeited prior to meeting their vesting requirements. The Company has elected to recognize stock-based compensation expense related to stock options on a straight-line basis over the requisite service period.
Shipping and Handling Costs and Revenue
All shipping and handling costs are expensed as incurred and are recorded as a component of cost of goods sold in the accompanying consolidated statements of operations. Charges for shipping and handling billed to customers are included as a component of product revenue in accordance with authoritative accounting guidance.
Product Warranty
The Company provides a warranty against defects in material and workmanship for a period ranging from six months to forty-eight months, depending on the product type. In the case of long-term sales agreements, the Company typically warranties the products for the term of the agreement, which ranges from three to six years. In traditional sales activities, including direct and OEM sales, the Company establishes an accrual for the estimated costs of warranty at the time of revenue recognition. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of goods sold. Revenue related to extended warranty coverage is recognized over the life of the contract and the related extended warranty costs are expensed as incurred.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Changes in the product warranty accrual were as follows (in thousands):

	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Warranty accrual, beginning of period	$910	$1,222	$1,416
Accrual for warranties issued (including specific accrual)	1,061	871	800
Changes in pre-existing warranties (including changes in estimates)	332	110	61
Settlements made	(1,154)	(1,293)	(1,055)
Warranty accrual, end of period	$1,149	$910	$1,222
Advertising Costs
Advertising costs are expensed as incurred. These costs are included in selling, general and administrative expense in the accompanying consolidated statements of operations. Advertising costs for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 were $12.8 million, $11.0 million and $10.7 million, respectively.
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
On November 5, 2016, the Company entered into a settlement agreement (Philips Settlement Agreement) with Koninklijke Philips N.V. (Philips N.V.), which, among other things, settled all of the claims, legal proceedings and contractual disputes between the Company, Philips N.V. and its affiliates. Pursuant to the Philips Settlement Agreement, Philips N.V. paid us $300 million, $30 million of which related to certain future performance obligations by the Company and, therefore, was deferred to future periods in accordance with authoritative accounting guidance. See Note 17 - Commitments and Contingencies under the caption “Litigation” for additional information on this matter.
Foreign Currency Translation
The Company’s international headquarters is in Switzerland, and its functional currency is the U.S. Dollar. The Company has several foreign sales support subsidiaries that maintain foreign offices, of which the largest are in Japan and Europe. The functional currencies of these subsidiaries are the Japanese Yen and Euro, respectively.
The Company transacts with foreign customers in currencies other than the U.S. Dollar and, in doing so, experiences realized and unrealized foreign currency gains or losses on its foreign denominated receivables. In addition, certain intercompany transactions give rise to realized and unrealized foreign currency gains or losses. Also, any other transactions between the Company or its subsidiaries and a third-party, denominated in a currency different from the functional currency, are foreign currency transactions. Realized and unrealized foreign currency gains or losses are included as a component of non-operating (income) expense within the Company’s consolidated statements of operations as incurred and are converted to U.S. Dollars at average exchange rates for the respective period. These transactions resulted in losses of $0.3 million for the year ended December 30, 2017, gains of approximately $0.1 million for the year ended December 31, 2016 and losses of approximately $0.5 million for the year ended January 2, 2016.

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
Net Income Per Share
Basic net income per share attributable to Masimo Corporation stockholders is computed by dividing net income attributable to Masimo Corporation stockholders by the weighted-average number of shares outstanding during each reporting period. Diluted net income per share attributable to Masimo Corporation stockholders is computed by dividing the net income attributable to Masimo Corporation stockholders by the weighted-average number of shares and potential shares outstanding during each reporting period, if the effect of potential shares is dilutive. Potential shares include the incremental shares of stock issuable upon the assumed exercise of stock options and the expected vesting of stock awards as calculated under the treasury stock method. For the years ended December 30, 2017, December 31, 2016 and January 2, 2016, weighted options to purchase 0.4 million, 0.2 million and 0.7 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive. For the year ended December 30, 2017, certain restricted stock units (RSUs) are considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. These events have not occurred and are not considered probable of occurring as of December 30, 2017. Therefore, 2.7 million of weighted average shares have been excluded from the calculation of potential shares. For additional information with respect to these RSUs, please see “Employment and Severance Agreements” in Note 17 to these consolidated financial statements.
The computation of basic and diluted net income per share attributable to Masimo Corporation stockholders is as follows (in thousands, except per share data):

	Year ended
	December 30, 2017	December 31, 2016	January 2, 2016
Net income attributable to stockholders of Masimo Corporation:
Net income including noncontrolling interest	$131,616	$300,666	$81,500
Net income (loss) attributable to noncontrolling interest	—	—	(1,800)
Net income attributable to Masimo Corporation stockholders	$131,616	$300,666	$83,300
Basic net income per share attributable to Masimo Corporation stockholders:
Net income attributable to Masimo Corporation stockholders	$131,616	$300,666	$83,300
Weighted-average shares outstanding - basic	51,516	49,530	51,311
Basic net income per share attributable to Masimo Corporation stockholders	$2.55	$6.07	$1.62
Diluted net income per share attributable to Masimo Corporation stockholders:
Weighted-average shares outstanding	51,516	49,530	51,311
Diluted share equivalents: stock options and RSUs	4,358	3,665	2,396
Weighted-average shares outstanding - diluted	55,874	53,195	53,707
Diluted net income per share attributable to Masimo Corporation stockholders	$2.36	$5.65	$1.55

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Supplemental Cash Flow Information (in thousands)

	Year ended
	December 30, 2017	December 31, 2016	January 2, 2016
Cash paid during the year for:
Interest (net of amounts capitalized)	$551	$4,052	$2,293
Income taxes	91,061	31,230	36,194

Noncash investing and financing activities:
Unpaid purchases of property, plant and equipment	1,559	2,009	4,371
Unsettled common stock proceeds	161	165	—
Unsettled common stock repurchases	1,988	—	4,815

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$315,302	$305,970	$132,317
Restricted cash	181	2,228	145
Total cash, cash equivalents and restricted cash shown in the statement of cash flow	$315,483	$308,198	$132,462
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
Recently Adopted Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). The new standard is intended to reduce diversity in practice by reducing the complexity of modification accounting. The new standard clarifies that modification accounting should be applied if the award’s fair value, vesting conditions or classification as an equity or liability instrument has been changed. The amendments from this new standard are to be applied prospectively to an award modified on or after the adoption date. ASU 2017-09 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted this standard during the fourth quarter of the fiscal year ended December 30, 2017 and such adoption did not have any impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). The new standard eliminates the requirement to calculate the implied fair value of the goodwill to measure a goodwill impairment charge which is Step 2 in the current goodwill impairment test. Instead, the entity should recognize an impairment charge by which the carrying amount exceeds the reporting unit’s fair value not exceeding the total amount of goodwill allocated to that reporting unit. In addition, the entity should consider the income tax impact when measuring the goodwill impairment loss. ASU 2017-04 is effective for annual and interim fiscal reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company adopted this standard during the fourth quarter of the fiscal year ended December 30, 2017 and such adoption did not have any impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). The new standard clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted this standard during the fourth quarter of the fiscal year ended December 30, 2017 and such adoption did not have any impact on the Company’s consolidated financial statements.
In December 2016, the FASB issued ASU No. 2016-19, Technical Corrections and Improvements (ASU 2016-19). The new standard is intended to provide clarity to the ASC or correct unintended application of the guidance that is not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. ASU 2016-19 is

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

effective for annual and interim fiscal reporting periods beginning after December 15, 2017 with respect to the amendments that require transition guidance, and early adoption is permitted. All other amendments were effective on issuance. The Company adopted this standard during the fourth quarter of the fiscal year ended December 30, 2017 and such adoption did not have a material impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). The new standard is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted this standard during the fourth quarter of the fiscal year ended December 30, 2017 and such adoption did not have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The new standard amended the existing accounting standards for the Statement of Cash Flows and provides guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim fiscal reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company adopted this standard during the fourth quarter of the fiscal year ended December 30, 2017 and such adoption did not have any impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The new standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on stock-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of stock-based awards. The Company adopted this standard during the first quarter of the fiscal year ended December 31, 2016.
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
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02). The amended standard applies to entities in all industries and eliminates the deferral of certain consolidation standards for entities considered to be investment companies, as well as modifies the consolidation analysis performed on certain types of legal entities. ASU 2015-02 is effective for annual and interim fiscal reporting periods beginning after December 15, 2015, and may be applied retrospectively, with early adoption permitted. The Company adopted this standard during the first quarter of the fiscal year ended December 31, 2016, and its adoption did not have any impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Pending Adoption
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory (ASU 2016-16). The new standard eliminates the exception that allowed the income tax consequences of an intra-entity transfer of assets other than inventory to be deferred until the transferred asset was sold to a third party or otherwise recovered through use, and now requires recognition of such income tax consequences and the time the non-inventory asset is transferred. ASU 2016-16 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): (ASU 2016-02). The new standard requires lessees to recognize most leases on their balance sheets but continue to recognize lease expenses in their statement of operations in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expense related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. ASU 2016-02 is effective for annual and interim fiscal reporting periods beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the expected impact of Topic 842 on its consolidated financial statements, but anticipates that, among other things, the required recognition of a lease liability and related right-of-use asset will significantly increase both the assets and liabilities recognized and reported on its balance sheet. In addition, the Company expects that certain leases that are currently treated as “operating leases” will be treated as “sale type” leases under the new standard, resulting in the acceleration of revenue and costs for certain contracts, and the acceleration of certain costs without any related revenue acceleration for other contracts. The Company currently expects to complete its assessment of the full financial impact of the new lease accounting guidance during the next nine-to-twelve months and adopt the standard effective as of December 30, 2018.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). This new standard requires that all equity instruments other than those accounted for under the equity method and those that result in consolidation of the investee and certain other investments are measured at fair value through earnings. Also, when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. ASU 2016-01 is effective for annual fiscal reporting periods beginning after December 15, 2017, and early adoption is permitted for certain provisions. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
In May 2014, the FASB issued ASU No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (ASU 2014-09). The new standard provides a single, principles-based five-step model to be applied to all contracts with customers while enhancing disclosures about revenue, providing additional guidance for transactions that were not previously addressed comprehensively and improving guidance for multiple-element arrangements. ASU 2014-09 will replace most existing revenue recognition guidance under GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method upon adoption. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14), which amended ASU 2014-09, providing for a one year deferral period for the implementation of ASU 2014-09. ASU 2014-09 will now be effective for annual and interim periods beginning on or after December 15, 2017. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations under FASB ASC Topic 606 (ASU 2016-08), which provides guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing (ASU 2016-10), which amended ASU 2014-09 by providing clarity in identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients (ASU 2016-12), which further amended ASU 2014-09 by providing additional clarity in recognizing revenue from contracts that have been modified prior to the transition period to the new standard, as well as providing additional disclosure requirements for businesses and other organizations that make the transition to the new standard by adjusting amounts from prior reporting periods via retrospective application. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (ASU 2016-20). ASU 2016-20 affects narrow aspects of Topic 606, including contract modifications, contract costs, and the balance sheet classification of items as contract assets versus receivables. The Company is continuing to evaluate the expected impact of the new revenue guidance contained in Topic 606 on its consolidated financial statements. Although Topic 606 will not change the total revenue or operating earnings recognized over the life of the Company’s contracts, it will impact the timing for recognition of certain contract revenues and costs. Specifically, the Company expects that the adoption of Topic 606 will, among other things, result in the following: (a) the acceleration of certain revenue from product sales to distributors that is currently deferred under the “sell-through” method; (b) the acceleration of revenue related to certain software/parameter sales; (c) the acceleration of costs related to certain contracts where the future consideration will now be treated as an optional purchase; and (d) the capitalization and amortization of certain contract-related costs that are currently expensed when incurred. Topic 606 also includes expanded disclosure requirements, including the disaggregation of revenue, significant judgments made with regard to revenue recognition, information about remaining performance obligations and contract costs, among other disclosures. The Company’s ability to adopt the new revenue standard retrospectively is dependent upon the completion of the analysis of all of the information necessary to restate prior period financial statements and disclosures. Accordingly, the Company is continuing to evaluate its adoption method for this new standard. The Company anticipates that its internal control framework will not

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

materially change upon adoption of the new standard, but certain existing internal controls will be modified and augmented, as necessary, to consider the Company’s new revenue recognition policy and required disclosures effective as of December 31, 2017. As the Company implements this new standard, it will continue to develop additional internal controls to ensure that it adequately evaluates its contracts under the five-step model and accurately reports its current and any required prior-period operating results, as well as all required disclosures. When adopted, the Company expects to recognize a cumulative increase to retained earnings of between $15.0 million to $20.0 million as of December 30, 2017.
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
As a result of changes in the capital structure of Cercacor, as well as certain of its contractual relationships with the Company, the Company completed a re-evaluation of the authoritative consolidation guidance during the first quarter of 2016 and determined that although Cercacor remains a VIE, the Company is no longer its primary beneficiary as it can no longer be deemed to have the power to direct the activities of Cercacor that most significantly impact Cercacor’s economic performance and can no longer be deemed to have an obligation to absorb Cercacor’s losses pursuant to the Company’s on-going contractual relationships with Cercacor. Based on such determination, the Company discontinued consolidating Cercacor within its consolidated financial statements effective as of January 3, 2016. However, Cercacor continues to be a related party following its deconsolidation. The Company recognized a gain of $0.3 million upon such deconsolidation, which was reported within non-operating income in the consolidated statement of operations.
Cercacor continues to be included within these consolidated financial statements for the period ended January 2, 2016. Accordingly, for such period, all intercompany royalties, option and license fees and other charges between the Company and Cercacor, as well as all intercompany payables and receivables, have been eliminated in consolidation. However, all direct operating expenses that were incurred by the Company and charged to Cercacor, or that were incurred by Cercacor and charged to the Company, have not been eliminated and are included within operating expenses in the Company’s consolidated statements of operations for such period. The consolidating statement of operations for the year ended January 2, 2016 reflecting the Company, Cercacor and related eliminations (in thousands) are as follows:

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Year ended January 2, 2016
Consolidating Statements of Operations:	Masimo Corp	Cercacor	Cercacor Elim	Total
Total revenue	$630,111	$6,910	$(6,910)	$630,111
Cost of goods sold	226,788	—	(6,660)	220,128
Gross profit	403,323	6,910	(250)	409,983
Operating expenses:
Selling, general and administrative	250,627	2,348	(250)	252,725
Research and development	50,292	6,325	—	56,617
Litigation settlement, award and/or defense costs	(19,609)	—	—	(19,609)
Total operating expenses	281,310	8,673	(250)	289,733
Operating income (loss)	122,013	(1,763)	—	120,250
Non-operating expense (income)	3,910	(571)	566	3,905
Income (loss) before provision for income taxes	118,103	(1,192)	(566)	116,345
Provision for income taxes	34,803	42	—	34,845
Net income (loss) including noncontrolling interests	83,300	(1,234)	(566)	81,500
Net income (loss) attributable to noncontrolling interests	—	—	(1,800)	(1,800)
Net income (loss) attributable to Masimo Corporation stockholders	$83,300	$(1,234)	$1,234	$83,300

4. Related Party Transactions
In August 2017, the Company entered into an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the CEO for lease on a time sharing basis. The Company charges the CEO for personal use based on agreed upon reimbursement rates. For the year ended December 30, 2017, the Company charged the CEO less than $20,000 related to such reimbursements.
The Company’s Chairman and CEO is also the Chairman and CEO of Cercacor. The Company is a party to the following agreements and transactions with Cercacor:

•
Cross-Licensing Agreement - The Company and Cercacor are parties to the Cross-Licensing Agreement, which governs each party’s rights to certain intellectual property held by the parties. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Actual aggregate royalties accrued for Cercacor under the license were $8.0 million, $6.4 million and $6.7 million for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. All amounts prior to the deconsolidation of Cercacor on January 3, 2016 were eliminated in consolidation. The Company had less than $0.1 million in sales to Cercacor for each of the years ended December 30, 2017 and December 31, 2016 and no sales to Cercacor for the year ended January 2, 2016.

•
Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.2 million for each of the years ended December 30, 2017, December 31, 2016 and January 2, 2016.

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

•
Sublease Agreement - In March 2016, the Company entered into a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California (Cercacor Sublease). The Cercacor Sublease began on May 1, 2016 and expires on November 30, 2019. The Company

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

recognized $0.4 million and $0.3 million of sublease income for the years ended December 30, 2017 and December 31, 2016, respectively.
Net amounts due from Cercacor were approximately $1.5 million and $0.5 million as of December 30, 2017 and December 31, 2016, respectively.
The Company’s Chief Executive Officer is also the Chairman and one of his family members is a Director of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization which was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. In addition, the Company’s Executive Vice President (EVP) and General Counsel is a Director and also serves as the Secretary and Treasurer of the Masimo Foundation. For the fiscal year ended December 30, 2017, the Company made no contributions to the Masimo Foundation. During the fiscal years ended December 31, 2016 and January 2, 2016, the Company contributed approximately $5.0 million and $6.3 million, respectively, to the Masimo Foundation. A portion of the Company’s contributions to the Masimo Foundation were, in turn, contributed by the Masimo Foundation to the Patient Safety Movement Foundation.
The Company’s Chief Executive Officer is also the Chairman of the Patient Safety Movement Foundation, a non-profit organization which was founded in 2013 to work with hospitals, medical technology companies and patient advocates to unite the healthcare ecosystem and eliminate the more than 200,000 U.S. preventable hospital deaths that occur every year by 2020. The Company’s EVP and General Counsel and the Company’s EVP, Chief Financial Officer serve as the Secretary and the Treasurer, respectively, of the Patient Safety Movement Foundation. During the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, the Company contributed approximately $0, $200,271 and $220, respectively.
The Company’s Chief Executive Officer is also the Chairman of the Patient Safety Movement Coalition, a not-for-profit social welfare organization which was founded in 2013 to promote patient safety legislation. The Company’s EVP and General Counsel and the Company’s EVP, Chief Financial Officer serve as the Secretary and the Treasurer, respectively, of the Patient Safety Movement Coalition. During the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, the Company contributed approximately $1,300, $20,000 and $10,000, respectively, to the Patient Safety Movement Coalition.
The Company’s Chief Executive Officer is a member of the board of directors for Atheer Labs (Atheer), which is working with the Company on the development of next generation Root™ applications. For the fiscal year ended December 30, 2017, the Company incurred no license fees or expenses payable to Atheer. During the fiscal years ended December 31, 2016 and January 2, 2016, the Company incurred approximately $255,000 and $200,000, respectively, in license fees and other expenses payable to Atheer.
The Company’s Chief Executive Officer is a member of the board of directors of Children’s Hospital of Orange County and CHOC Children’s at Mission Hospital (collectively, CHOC), two non-profit hospitals that are devoted exclusively to caring for children. During the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, the Company contributed approximately $15,000, $11,500 and $1,500, respectively, to CHOC and its affiliates.
5. Inventories
Inventories consist of the following (in thousands):

	December 30, 2017	December 31, 2016
Raw materials	$31,200	$32,647
Work-in-process	8,619	7,701
Finished goods	56,125	32,194
Total	$95,944	$72,542
Finished goods inventory held by distributors was $3.7 million and $4.9 million as of December 30, 2017 and December 31, 2016, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

6. Other Current Assets
Other current assets consist of the following (in thousands):

	December 30, 2017	December 31, 2016
Prepaid expenses	$17,073	$13,051
Royalties receivable	7,400	7,500
Employee loans and advances	364	305
Due from related party	39	77
Restricted cash(1)	33	2,081
Other current assets	3,161	3,053
Total other current assets	$28,070	$26,067
________
(1) Restricted cash is comprised of funds received from the Bill and Melinda Gates Foundation. As the Company incurs costs associated with research and development related to this project, on a quarterly basis, the Company reclasses amounts from the grant to offset costs incurred.
During the fourth quarter of fiscal year 2017, the Company recorded a net charge of approximately $10.5 million related to arbitration proceedings that it initiated against a foreign appointed agent seeking to collect amounts that were paid by a foreign government customer to such agent in connection with a foreign government tender, but which have not been remitted to the Company in accordance with the agency agreement. The receivable from the agent had been previously been reclassified into Other Current Assets from Accounts Receivable during the third quarter of fiscal year 2017 when the Company became aware of the customer payments to the agent. (See “Litigation” under Note 17 for additional information on this matter.)
7. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	December 30, 2017	December 31, 2016
Building and building improvements	$87,999	$85,966
Machinery and equipment	47,556	41,683
Aircraft and vehicles	25,329	45
Land	23,762	23,762
Computer equipment	15,789	13,549
Tooling	13,754	12,895
Leasehold improvements	15,326	8,289
Furniture and office equipment	9,967	9,669
Demonstration units	486	448
Construction-in-progress (CIP)	6,365	7,923
Total property and equipment	246,333	204,229
Accumulated depreciation and amortization	(82,237)	(68,233)
Total property and equipment, net	$164,096	$135,996
In August 2017, the Company completed its purchase of a corporate aircraft for $25.3 million.
The balance in CIP at December 30, 2017 relates primarily to capitalized costs related to the implementation of a new enterprise resource planning (ERP) software system and manufacturing equipment, the underlying assets for which have not been completed or placed into service. The balance in CIP at December 31, 2016 related primarily to capitalized costs related to leasehold improvements, furniture and equipment for a new manufacturing facility in Irvine, California, as well as other manufacturing equipment, the majority of which was placed into service during the year ended December 30, 2017.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

8. Intangible Assets
Intangible assets, net consist of the following (in thousands):

	December 30, 2017	December 31, 2016
Cost
Patents	$20,623	$19,950
Customer relationships	7,669	7,669
Licenses	7,500	7,500
Acquired technology	5,580	5,580
Trademarks	4,036	3,777
Capitalized software development costs	2,699	2,539
Other	3,691	3,674
Total cost	51,798	50,689
Accumulated amortization
Patents	(8,473)	(7,427)
Customer relationships	(4,154)	(3,387)
Licenses	(4,831)	(4,245)
Acquired technology	(3,066)	(2,508)
Trademarks	(1,611)	(1,331)
Capitalized software development costs	(1,864)	(1,766)
Other	(676)	(649)
Total accumulated amortization	(24,675)	(21,313)
Net carrying amount	$27,123	$29,376
Estimated amortization expense for each of the next fiscal years is as follows (in thousands):

Fiscal year	Amount
2017	$5,420
2018	4,958
2019	3,817
2020	3,435
2021	1,768
Thereafter	7,725
Total	$27,123
9. Goodwill
Changes in the goodwill balance were as follows (in thousands):

	December 30, 2017	December 31, 2016
Goodwill, beginning of period	$19,780	$20,394
Foreign currency translation adjustment	837	(614)
Goodwill, end of period	$20,617	$19,780

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

10. Other Assets, Long-Term
Other assets, long-term consist of the following (in thousands):

	December 30, 2017	December 31, 2016
Prepaid rebates	$6,114	$5,933
Prepaid deposits	3,286	2,943
Long term investments	1,234	200
Restricted cash(1)	148	147
Total other assets, long-term	$10,782	$9,223
_______
(1) Restricted cash long term is related to funds received as part of a multi-year grant. See Note 6 to these consolidated financial statements for additional details.
11. Accrued and Other Liabilities
Accrued liabilities consist of the following (in thousands):

	December 30, 2017	December 31, 2016
Accrued customer rebates, fees and reimbursements	$16,896	$10,673
Accrued taxes	6,711	5,135
Contract related payable	3,683	3,893
Accrued stock repurchases	1,988	—
Related party payable	1,529	525
Accrued warranty	1,149	910
Accrued legal fees	975	1,362
Accrued other	5,121	5,768
Total accrued liabilities	$38,052	$28,266
12. Restated Credit Facility
In January 2016, the Company entered into an Amended and Restated Credit Agreement (Restated Credit Facility) with JPMorgan, as Administrative Agent and a Lender, BofA, as Syndication Agent and a Lender, Citibank, N.A., as Documentation Agent and a Lender, and various other Lenders (collectively, the Lenders). The Restated Credit Facility amended and restated the prior credit agreement dated April 23, 2014 (as amended in September 2014, the Amended Credit Agreement), and currently provides for borrowings up to $250.0 million in multiple currencies, with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity to up to $350.0 million in the future. All unpaid principal under the Restated Credit Facility will become due and payable on January 8, 2021.
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
As of December 30, 2017, the Restated Credit Facility had no outstanding draws or letters of credit. The Company incurred total interest expense of $0.7 million, $3.5 million and $2.7 million for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively, the majority of which was related to its revolving line of credit. The Company was in compliance with all covenants under the Restated Credit Facility as of December 30, 2017.
On February 15, 2018, the Company terminated the Restated Credit Facility.
13. Other Liabilities, Long-Term
Other long-term liabilities consist of the following (in thousands):

	December 30, 2017	December 31, 2016
Income tax payable, long-term	$25,734	$—
Unrecognized tax benefit	14,348	13,442
Deferred tax liability, long-term	9,880	340
Deferred rent, long-term	1,266	558
Other	292	247
Total other liabilities, long-term	$51,520	$14,587
Unrecognized tax benefit relates to the Company’s long-term portion of tax liability associated with uncertain tax positions. Authoritative guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. See Note 16 to these consolidated financial statements for further details.
14. Stock Repurchase Program
In September 2015, the Company’s Board of Directors (Board) authorized a stock repurchase program, whereby the Company may purchase up to 5.0 million shares of its common stock over a period of up to three years (2015 Repurchase Program). The 2015 Repurchase Program may be carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades or privately negotiated transactions. The total remaining shares authorized for repurchase under the 2015 Repurchase Program approximated 2.1 million shares as of December 30, 2017. The Company expects to fund the 2015 Repurchase Program through its available cash, future cash from operations, funds available under its Restated Credit Facility or other potential sources of capital.
The following table provides a summary of the Company’s stock repurchase activities during the years ended December 30, 2017, December 31, 2016 and January 2, 2016 (in thousands, except per share amounts):

	Years Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Shares repurchased	804	1,496	4,148
Average cost per share	$84.90	$42.39	$37.36
Value of shares repurchased	$68,260	$63,403	$154,967

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

15. Stock-Based Compensation
Equity Incentive Plans
2017 Equity Incentive Plan
On June 1, 2017, the Company’s stockholders ratified and approved the 2017 Equity Incentive Plan (2017 Equity Plan). The 2017 Equity Plan permits the grant of stock options, restricted stock, restricted stock units (RSUs), stock appreciation rights, performance share units (PSUs), performance shares, performance bonus awards and other stock or cash awards to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. The aggregate number of shares that may be awarded under the 2017 Equity Plan is 5.0 million shares.
The 2017 Equity Plan provides that equity awards issued under the 2017 Equity Plan must generally vest over a period of not less than one year following the date of grant and generally expire within ten years from date of grant. The exercise price per share of each option granted under the 2017 Equity Plan may not be less than the fair market value of a share of the Company’s common stock on the date of grant, which is generally equal to the closing price of the Company’s common stock on the NASDAQ Global Select Market on the grant date.
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
At December 30, 2017, an aggregate of 13.8 million shares of common stock were reserved for issuance under the 2017 Equity Plans, of which 3.9 million shares were available for future awards under the 2017 Equity Plan.
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of stock options issued and outstanding under all stock plans, is presented below (in thousands, except for exercise price):

	Year ended December 30, 2017		Year ended December 31, 2016		Year ended January 2, 2016
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Options outstanding, beginning of period	8,521	$28.56	9,202	$25.46	9,956	$23.59
Granted	928	86.69	1,290	39.94	914	36.18
Canceled	(250)	38.59	(172)	29.13	(218)	24.33
Expired	—	—	—	—	—	—
Exercised	(2,246)	27.63	(1,799)	20.76	(1,450)	19.54
Options outstanding, end of period	6,953	$36.26	8,521	$28.56	9,202	$25.46
Options exercisable, end of period	3,812	$26.28	4,988	$26.33	5,609	$24.72
Total stock option expense for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 was $12.0 million, $12.2 million and $10.8 million, respectively. As of December 30, 2017 and December 31, 2016, the Company had $39.7 million and $27.1 million of unrecognized compensation cost related to outstanding options expected to be recognized over a weighted-average period of approximately 3.7 years and 3.4 years, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The number and weighted-average exercise price of outstanding and exercisable stock options segregated by exercise price ranges (in thousands, except range of exercise prices and remaining contractual life) were as follows:

	Year ended December 30, 2017			Year ended December 31, 2016
	Options Outstanding		Options Exercisable	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life	Number of Options	Number of Options	Average Remaining Contractual Life	Number of Options
$8.00 to $25.00	2,555	4.62	1,999	3,432	5.28	2,301
$25.01 to $40.00	3,224	5.80	1,712	4,664	5.65	2,526
$40.01 to $55.00	199	7.12	86	341	6.44	161
$55.01 to $70.00	94	8.80	15	84	9.76	—
$70.01 to $85.00	74	9.68	—	—	0	—
$85.01 to $105.00	807	9.57	—	—	0	—
Total	6,953	5.92	3,812	8,521	5.57	4,988
As of December 30, 2017 and December 31, 2016, the weighted-average remaining contractual term of options outstanding was 5.9 years and 5.6 years, respectively. As of December 30, 2017 and December 31, 2016, the weighted-average remaining contractual term of options exercisable with an exercise price less than the closing price of the Company’s common stock was 4.3 years and 3.9 years, respectively.
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for grant date fair value amounts):

	Year ended December 30, 2017		Year ended December 31, 2016		Year ended January 2, 2016
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,706	$95.40	2,703	$41.45	—	$—
Granted	33	86.42	6	43.09	2,703	41.45
Canceled	(25)	85.79	—	—	—	—
Expired	—	—	—	—	—	—
Vested	(6)	43.09	(3)	41.45	—	—
RSUs outstanding, end of period	2,708	$95.51	2,706	$41.45	2,703	$41.45
Total RSU expense for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 was $0.5 million and $0.3 million and less than $0.1 million, respectively. As of December 30, 2017 and December 31, 2016, the Company had $0.3 million and $0.1 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 0.4 years and 0.3 years, respectively, excluding any contingent compensation expense related to certain RSUs that were granted to the Company’s Chairman and Chief Executive Officer in connection with the amendment and restatement of his employment agreement. In July 2017, in connection with the First Amendment to Mr. Kiani’s November 4, 2015 Amended and Restated Employment Agreement (First Amendment), the Company and Mr. Kiani agreed to, among other things, modify certain vesting provisions related to the previous award of 2.7 million RSUs to the Company’s Chairman and Chief Executive Officer (see “Employment and Severance Agreements” in Note 17 to these condensed consolidated financial statements for further details).

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows (in thousands, except for grant date fair value amounts):

	Year ended December 30, 2017		Year ended December 31, 2016		Year ended January 2, 2016
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
PSUs outstanding, beginning of period	—	$—	—	$—	—	$—
Granted	248	90.71	—	—	—	—
Canceled	(15)	90.87	—	—	—
Expired	—	—	—	—	—	—
Vested	—	—	—	—	—	—
PSUs outstanding, end of period	233	$90.70	—	$—	—	$—
During the year ended December 30, 2017, the Company awarded PSUs that will vest in part over time based on the achievement of certain 2017 performance criteria approved by the Board. If earned, 20% of the PSUs granted will vest upon achievement of the performance criteria and the remaining award will vest in four equal installments at the beginning of each of the following four years after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 100% of the target amount. The total PSU expense for the year ended December 30, 2017 was $4.7 million. As of December 30, 2017, the Company had $9.3 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 2.5 years.
Valuation of Stock-Based Award Activity
The fair value of each RSU award is determined based on the closing price of the Company’s common stock on the grant date.
The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of stock options granted at the date of grant were as follows:

	Year ended December 30, 2017	Year ended December 31, 2016	Year ended January 2, 2016
Risk-free interest rate	1.7% to 2.2%	1.0% to 2.1%	1.3% to 1.9%
Expected term	5.5 years to 5.6 years	5.5 years to 5.7 years	5.5 years to 5.7 years
Estimated volatility	29.7% to 32.1%	29.8% to 35.7%	32.0% to 37.4%
Expected dividends	0%	0%	0%
Weighted-average fair value of options granted	$27.81 per share	$13.64 per share	$12.20 per share
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
Estimated volatility. The estimated volatility is the amount by which the Company’s share price is expected to fluctuate during a period. The Company’s estimated volatilities for 2017, 2016 and 2015 are based on historical and implied volatilities of the Company’s share price over the expected term of the option.
Expected dividends. The Board may from time to time declare, and the Company may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law. Any determination to declare and pay dividends will be made by the Board and will depend upon the Company’s results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by the Board. In the event a dividend is declared,

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

there is no assurance with respect to the amount, timing or frequency of any such dividends. The dividend declared in 2012 was deemed to be a special dividend and there is no assurance that special dividends will be declared again during the expected term. Based on this uncertainty and unknown frequency, for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, no dividend rate was used in the assumptions to calculate the stock-based compensation expense.
Estimated forfeiture rate. The Company is required to develop an estimate of the number of stock options and RSUs that will be forfeited due to employee turnover. Adjustments in the estimated forfeiture rates can have a significant effect on the Company’s reported stock-based compensation, as it recognizes the cumulative effect of the rate adjustments for all expense amortization in the period the estimated forfeiture rates were adjusted. The Company estimates and adjusts forfeiture rates based on a periodic review of recent forfeiture activity and expected future employee turnover. Adjustments in the estimated forfeiture rates could also cause changes in the amount of expense that it recognizes in future periods.
The Company has elected to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. The total fair value of all options that vested during fiscal years 2017, 2016 and 2015 was $27.8 million, $10.6 million and $10.4 million, respectively.
The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of December 30, 2017 was $339.7 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of December 30, 2017 was $223.1 million. The aggregate intrinsic value of options exercised during the years ended December 30, 2017, December 31, 2016 and January 2, 2016 was $140.3 million, $57.0 million and $26.4 million, respectively.
The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation expense was $39.2 million, $16.2 million and $3.7 million for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. During the year ended December 30, 2017, the Company early adopted ASU 2016-09, which resulted in changes to the recognition of excess tax benefits for stock-based compensation. Please see Note 2 - Summary of Significant Accounting Policies under the subheading “Recently Adopted Accounting Pronouncements” for additional information on the impact of such adoption.
The following table presents the total stock-based compensation expense that is included in each functional line item of the consolidated statements of operations (in thousands):

	Year ended December 30, 2017	Year ended December 31, 2016	Year ended January 2, 2016
Cost of goods sold	$351	$355	$348
Selling, general and administrative	13,272	9,443	8,139
Research and development	3,564	2,705	2,338
Total	$17,187	$12,503	$10,825
The increase in total stock-based compensation expense during the year ended December 30, 2017 was due to both the composition of the equity awards granted and a significant increase in the fair market value of the Company’s stock from the prior year, which increased the value of the equity awards granted during such year.
16. Income Taxes
The components of income before provision for income taxes are as follows (in thousands):

	Year ended December 30, 2017	Year ended December 31, 2016	Year ended January 2, 2016
United States	$171,564	$320,702	$87,762
Foreign	27,810	97,639	28,583
Total	$199,374	$418,341	$116,345

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table presents the current and deferred provision (benefit) for income taxes (in thousands):

	Year ended December 30, 2017	Year ended December 31, 2016	Year ended January 2, 2016
Current:
Federal	$38,777	$99,533	$31,983
State	1,940	6,922	2,388
Foreign	3,018	5,815	2,448
	43,735	112,270	36,819
Deferred:
Federal	27,002	2,982	(900)
State	(3,001)	2,331	(1,206)
Foreign	22	92	132
	24,023	5,405	(1,974)
Total	$67,758	$117,675	$34,845
Included in the fiscal year 2017, 2016 and 2015 current tax provisions are net increases of $1.6 million, $6.1 million and $0.6 million, respectively, for tax and accrued interest related to uncertain tax positions for each fiscal year.
The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year ended December 30, 2017	Year ended December 31, 2016	Year ended January 2, 2016
Statutory regular federal income tax rate	35.0%	35.0%	35.0%
State provision, net of federal benefit	(0.3)	1.4	0.7
Nondeductible items	1.8	0.8	1.7
Foreign income taxed at different rates	(3.4)	(5.6)	(6.3)
Tax credits	(2.0)	(0.5)	(1.7)
Change in federal valuation allowance	—	—	0.4
Impact of 2017 Tax Act	18.5	—	—
Withholding taxes on undistributed foreign earnings	3.3	—	—
Excess stock based compensation	(18.9)	(3.0)	—
Other	—	—	0.2
Total	34.0%	28.1%	30.0%
The 2017 Tax Act significantly changed the U.S. corporate income tax system. The changes included, among other things, a one-time transition tax on the “deemed repatriation” of cumulative undistributed foreign earnings as of December 31, 2017, and a permanent reduction of the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Under GAAP, the effect of a change in tax rate or tax law is accounted for in the period of enactment and deferred assets and liabilities are measured at the enacted tax rate.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act and provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. The Company has calculated its best estimate of the tax impact related to the 2017 Tax Act and recorded a provisional expense of $43.5 million, of which $9.0 million relates to the re-measurement of deferred taxes due to the reduction in the federal corporate tax rate, $28.0 million relates to the transition tax on the deemed repatriation of foreign earnings, and $6.5 million relates to estimated foreign withholding taxes, net of estimated foreign tax credit benefit, and state income taxes related to the Company’s decision to repatriate up to $180.0 million of accumulated undistributed foreign earnings to the U.S. in the future.
As of December 30, 2017, the Company had approximately $217.4 million of cumulative undistributed earnings subject to the transition tax. The Company has recorded provisional foreign withholding and state taxes, net of estimated foreign tax credits,

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

of $6.5 million with respect to $180.0 million of cumulative undistributed earnings that the Company has tentatively decided are no longer permanently reinvested. The Company currently considers the remaining undistributed earnings of $37.4 million to continue to be indefinitely reinvested and has not recorded any incremental foreign withholding or state taxes related to such amount. If the Company decided to distribute such permanently reinvested earnings, the Company would accrue estimated additional income tax expense of up to $1.9 million.
In accordance with SAB 118, the ultimate impact of the 2017 Tax Act may differ, possibly materially, due to, among other things, refinement of the underlying calculation or earnings and profits, changes in underlying interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and other actions the Company may take as a result of the 2017 Tax Act. In addition, and in light of the 2017 Tax Act, the Company is still evaluating its indefinite reinvestment assertion with respect to its cumulative undistributed earnings and considers its current conclusion related thereto to be incomplete in accordance with SAB 118. The Company expects to complete its accounting for the implementation of the 2017 Tax Act no later than the time that the 2017 U.S. corporate income tax return is filed in 2018. Any subsequent adjustments to the amounts that have been provisionally accrued will be recorded to tax expense during the quarter within the measurement period when the analysis is completed.
The components of the deferred tax assets are as follows (in thousands):

	December 30, 2017	December 31, 2016
Deferred tax assets:
Tax credits	$6,414	$802
Deferred revenue	3,831	5,393
Accrued liabilities	9,414	16,244
Stock-based compensation	8,601	18,680
Other	237	1,902
Total	28,497	43,021
Valuation allowance	—	—
Total deferred tax assets	28,497	43,021

Deferred tax liabilities:
Property and equipment	(2,988)	(2,691)
State taxes and other	(1,990)	(1,695)
Withholding taxes on undistributed foreign earnings	(9,500)	—
Total deferred tax liabilities	(14,478)	(4,386)
Net deferred tax assets	$14,019	$38,635
As of December 30, 2017, the Company has $3.6 million of net operating losses from various states, which will begin to expire in 2023. The Company also has state research and development tax credits of $6.3 million that will carry forward indefinitely and $0.4 million of Canadian investment tax credits on research and development expenditures that will begin to expire in 2031. The Company believes that it is more likely than not that the deferred tax assets related to these carryforwards will be realized. In making this determination, the Company considered all available positive and negative evidence, including scheduled reversals of liabilities, projected future taxable income, tax planning strategies and recent financial performance.
As a result of certain business and employment actions undertaken by the Company, income earned in a certain European country is subject to a reduced tax rate through 2018 as the Company has met certain employment thresholds. For the years ended December 30, 2017, December 31, 2016 and January 2, 2016, the estimated income tax benefit related to such business arrangement was $1.0 million, $4.6 million and $1.3 million, respectively, and favorably impacted net income per diluted share by $0.02, $0.09 and $0.02, respectively.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Year ended December 30, 2017	Year ended December 31, 2016
Unrecognized tax benefits (gross), beginning of period	$14,494	$8,875
Amounts related to Cercacor from prior year	—	(277)
Increase from tax positions in prior period	498	143
Increase from tax positions in current period	2,142	6,437
Settlements	—	(296)
Lapse of statute of limitations	(977)	(388)
Unrecognized tax benefits (gross), end of period	$16,157	$14,494
The amount of unrecognized benefits which, if ultimately recognized, could favorably affect the tax rate in a future period was $14.5 million and $13.1 million as of December 30, 2017 and December 31, 2016, respectively. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next 12 months due to the expiration of statutes of limitation and audit settlements.
However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next 12 months cannot be made at this time. For the years ended December 30, 2017, December 31, 2016 and January 2, 2016, the Company accrued $0.3 million, $0.1 million and $0.2 million, respectively, for interest and penalties related to unrecognized tax benefits as part of income tax expense. Total accrued interest and penalties related to unrecognized tax benefits as of December 30, 2017 and December 31, 2016 were $1.6 million and $1.2 million, respectively.
The Company conducts business in multiple jurisdictions, and as a result, one or more of the Company’s subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2013. All material state, local and foreign income tax matters have been concluded for years through 2010. The Company does not believe that the results of any tax authority examination would have a significant impact on its financial statements.
17. Commitments and Contingencies
Leases
The Company leases certain facilities in North America, Europe and Asia under operating lease agreements expiring at various dates through November 2026. Some of these leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight line method based on total lease payments. As of December 30, 2017 and December 31, 2016, rent expense accrued in excess of the amount paid aggregated $1.5 million and $0.7 million, respectively, and is classified in accrued and other liabilities in the accompanying consolidated balance sheets. The Company also leases automobiles in the U.S. and Europe that are classified as operating leases and expire at various dates through November 2020. The majority of these leases are non-cancellable. As of December 30, 2017, the Company had no outstanding capital leases.
Future minimum lease payments, including interest, under operating leases for each of the following fiscal years ending on or about December 31 are (in thousands):

Fiscal year	Total Operating Leases
2018	$6,748
2019	5,493
2020	3,184
2021	2,597
2022	1,816
Thereafter	5,467
Total	$25,305
On January 26, 2016, the Company entered into the Third Amendment to Lease with The Irvine Company LLC (Third Amendment) relating to the rental of space in a building located in Irvine, California. Pursuant to the terms of the Third Amendment, the Company’s current lease of certain premises will be terminated in exchange for the Company’s leasing of

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

approximately 70,700 square feet of space in another building in Irvine, California, located near the Company’s new corporate headquarters (New Premises). The Third Amendment also extends the term of the original lease to the end of the month in which the 10-year anniversary of the date of commencement (Commencement Date) of the lease for the New Premises occurs. The Commencement Date for the New Premises was November 1, 2016.
On July 13, 2016, the Company entered into a Single-Tenant Lease with The Irvine Company LLC extending the rental of approximately 32,518 square feet of space in a building that was expected to be vacated in connection with the Third Amendment described above. The New Lease commenced December 1, 2016 and will continue in effect for a period of 10 years until November 30, 2026. The Prior Lease terminated immediately prior to commencement of the New Lease.
Rental expense related to operating leases for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 was $6.7 million, $5.3 million and $5.2 million, respectively.
Employee Retirement Savings Plan
In 1996, the Company adopted the Masimo Retirement Savings Plan (the Plan), which is a 401(k) plan covering all of the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the Plan on a discretionary basis. The Company contributed $2.2 million, $1.9 million and $1.8 million to the Plan for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively, all in the form of matching contributions.
In addition, the Company also sponsors various defined contribution plans in certain locations outside of the United States (Subsidiary Plans). For each of the years ended December 30, 2017, December 31, 2016 and January 2, 2016, the Company contributed $0.3 million to the Subsidiary Plans.
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
Pursuant to the terms of the Amended Employment Agreement, upon a “Qualifying Termination” (as defined in the Amended Employment Agreement), Mr. Kiani will be entitled to receive a cash severance benefit equal to two times the sum of his then-current base salary and the average annual bonus paid to Mr. Kiani during the immediately preceding three years, the full amount of the Award Shares and the full amount of the Cash Payment. In addition, in the event of a “Change in Control” (as defined in the Amended Employment Agreement) prior to a Qualifying Termination, on each of the one year and two year anniversaries of the Change in Control, 50% of the Cash Payment and 50% of the Award Shares will vest, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date; however, in the event of a Qualifying Termination or a termination of Mr. Kiani’s employment due to death or disability prior to either of such anniversaries, any unvested amount of the Cash Payment and all of the unvested Award Shares shall vest and be paid in full. Additionally, in the event of a Change in Control prior to a Qualifying Termination, Mr. Kiani’s stock options and any other equity awards will vest in accordance with their terms, but in no event later than in two equal installments on each of the one year and two year anniversaries of the Change in Control, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date. As of December 30, 2017, the expense related to the Award Shares and the Cash Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement was approximately $292.9 million.
As of December 30, 2017, the Company had severance plan participation agreements with five of its executive officers. The participation agreements (Participation Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, which became effective on July 19, 2007 and was amended effective December 31, 2008. Under the Participation Agreements, each executive officer may be entitled to receive certain salary, equity, medical and life insurance

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

benefits if he is terminated by the Company without cause or terminates his employment for good reason under certain circumstances. The executive officers are also required to provide the Company with six months advance notice of their resignation under certain circumstances.
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
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $74.1 million of purchase commitments as of December 30, 2017, which are expected to be fulfilled within one year. These purchase commitments were made for certain inventory items to secure better pricing and to ensure the Company will have raw materials when necessary.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of December 30, 2017, there were approximately $0.3 million of such bank guarantees outstanding, the majority of which relates to performance obligations with respect to certain government tenders.
Concentrations of Risk
The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. As of December 30, 2017, the Company had approximately $315.2 million of cash and cash equivalents, of which $3.3 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries deposit insurance organizations. The Company invests its excess cash deposits in certificates of deposit, money market and time deposit accounts with major financial institutions.
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
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. For the years ended December 30, 2017, December 31, 2016 and January 2, 2016, revenue from the sale of the Company’s pulse oximetry products to customers affiliated with GPOs amounted to $417.2 million, $375.0 million and $337.4 million, respectively.
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016, the Company had sales through two just-in-time distributors, which in total represented approximately 12.7% and 11.2%, 14.0% and 12.8%, and 14.6% and 11.7% of total revenue, respectively. As of December 30, 2017, these two just-in-time distributors represented 6.5% and 4.7% of the accounts receivable balance. As of December 31, 2016, the same two just-in-time distributors represented 5.6% and 7.5% of the accounts receivable balance, respectively, and another customer represented 13.6% of the accounts receivable balance.
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016, the Company recorded $32.8 million, $30.8 million and $30.8 million, respectively, in royalty revenues from Medtronic pursuant to a settlement agreement and amendments. The current royalty rate is 7.75%. Pursuant to the terms of the Third Amendment to Settlement Agreement and Release of Claims effective September 2016, Medtronic will discontinue paying royalties to the Company after October 6, 2018.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Litigation
During the third quarter of fiscal year 2017, the Company became aware that certain amounts had been paid by a foreign government customer to the Company’s former appointed foreign agent in connection with a foreign government tender, but had not been remitted by such agent to the Company in accordance with the agency agreement. On December 28, 2017, the Company initiated arbitration proceedings against this foreign agent after unsuccessful attempts to recover such remittances. As a result, the Company recorded a net charge of approximately $10.5 million during the fourth quarter of fiscal year 2017 in connection with this dispute. Although the Company intends to vigorously pursue full recovery of the amounts owed by the foreign agent through these arbitration proceedings, as well as explore other avenues for recovery, there is no guarantee that the Company will be successful in these efforts.
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
On January 24, 2018, the Company was notified that its former insurance carrier was seeking reimbursement of certain defense costs previously advanced by such insurance carrier in connection with an employment-related arbitration award. The Company had previously disputed the insurance carrier’s claim for reimbursement in a letter dated December 14, 2016, and had not received any response from the insurance carrier. The insurance carrier is seeking approximately $2.6 million plus interest at a rate of 10% per year from January 15, 2014. The Company believes it has good and substantial grounds to dispute the insurance carrier’s reimbursement claim, but there is no guarantee that the Company will prevail. The Company has not recorded a charge related to this dispute and is unable to determine whether any loss will ultimately occur.
On February 3, 2009, the Company filed a patent infringement suit in the U.S. District Court for the District of Delaware against Philips Electronics North America Corporation and Philips Medizin Systeme Böblingen GmbH (collectively, Philips). On June 15, 2009, Philips answered the Company’s complaint and Philips Electronics North America Corporation filed antitrust and patent infringement counterclaims against the Company, as well as counterclaims seeking declaratory judgments of invalidity of the patents asserted by the Company against Philips. On November 5, 2016, the Company entered into the Philips Settlement Agreement, pursuant to which Philips N.V. agreed to pay the Company $300 million. Philips N.V. and its affiliates (collectively, the Philips Group) and the Company (collectively with the Philips Group, the Parties) agreed to dismiss with prejudice all pending legal disputes between the Parties, including the patent infringement and antitrust lawsuits described above, as well as other contractual disputes, and agreed not to sue each other for patent infringement for certain of each other’s products. In addition, the Parties agreed to work together to integrate the Company’s technologies into additional Philips Group products, and to jointly develop certain other products. Each of the Parties has additional obligations to the other in the event that such party does not meet certain objectives under the settlement agreement. The settlement agreement also contains rainbow® parameter pricing and related terms. The Parties further agreed to undertake a joint marketing program to promote rainbow® adoption with Philips Group products.
On January 2, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California by Physicians Healthsource, Inc. (PHI). The complaint alleges that the Company sent unsolicited facsimile advertisements in violation of the Junk Fax Protection Act of 2005 and related regulations. The complaint seeks $500 for each alleged violation, treble damages if the District Court finds the alleged violations to be knowing, plus interest, costs and injunctive relief. On April 14, 2014, the Company filed a motion to stay the case pending a decision on a related petition filed by the Company with the Federal Communications Commission (FCC). On May 22, 2014, the District Court granted the motion and stayed the case pending a ruling by the FCC on the petition. On October 30, 2014, the FCC granted some of the relief and denied some of the relief requested in the Company’s petition. Both parties appealed the FCC’s decision on the petition. On November 25, 2014, the District Court granted the parties’ joint request that the stay remain in place pending a decision on the appeal. On March 31, 2017, the D.C. Circuit Court of Appeals vacated and remanded the FCC’s decision, holding that the applicable FCC rule was unlawful to the extent it requires opt-out notices on solicited faxes. On April 28, 2017, PHI filed a petition seeking rehearing by the D.C. Circuit Court of Appeals. The D.C. Circuit Court of Appeals denied the requested rehearing on June 6, 2017. The plaintiffs filed a petition for a writ of certiorari with the United States Supreme Court on September 5, 2017 seeking review of the D.C. Circuit Court of Appeals’ opinion. The Company and the FCC filed oppositions to this petition on January 16, 2018. On February 20, 2018, the Supreme Court denied certiorari; however, the District Court has not yet lifted the stay. The Company believes it has good and substantial defenses to the claims in the District Court litigation, but there is no guarantee that the Company will prevail. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

accompanying condensed consolidated financial statements.
On January 31, 2014, an amended putative class action complaint was filed against the Company in the U.S. District Court for the Northern District of Alabama by and on behalf of two participants in the Surfactant, Positive Pressure, and Oxygenation Randomized Trial at the University of Alabama. On April 21, 2014, a further amended complaint was filed adding a third participant. The complaint alleges product liability and negligence claims in connection with pulse oximeters the Company modified and provided at the request of study investigators for use in the trial. On August 13, 2015, the U.S. District Court for the Northern District of Alabama granted summary judgment in favor of the Company on all claims. The plaintiffs have appealed the U.S. District Court for the Northern District of Alabama’s decision. The appellate hearing before the Eleventh Circuit Court of Appeals was held on December 13, 2016, and the parties are awaiting a decision. On July 7, 2017, the Eleventh Circuit Court of Appeals (Eleventh Circuit) issued a Certification to the Supreme Court of Alabama seeking guidance on a legal question. In that Certification, the Eleventh Circuit stated that the plaintiffs failed to establish that participation in the clinical study caused any injuries, and that the negligence, negligence per se, breach of fiduciary duty and products liability claims, which includes the claims currently alleged against the Company, were properly dismissed. On September 7, 2017, the Supreme Court of Alabama issued an order declining to answer the legal question posed by the Eleventh Court. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying consolidated financial statements.
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
18. Segment Information and Enterprise Reporting
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
The following schedule presents an analysis of the Company’s product revenue based upon the geographic area to which the product was shipped (in thousands):

	Year ended December 30, 2017		Year ended December 31, 2016		Year ended January 2, 2016
Geographic area by destination
United States	$506,815	68.4%	$465,588	70.1%	$421,628	70.3%
Europe, Middle East and Africa	138,075	18.6	112,273	16.9	105,323	17.6
Asia and Australia	72,449	9.8	65,955	10.0	55,675	9.3
North and South America (excluding United States)	23,985	3.2	20,030	3.0	16,708	2.8
Total Product Revenue	$741,324	100%	$663,846	100%	$599,334	100.0%
The Company’s consolidated long-lived assets (total non-current assets excluding deferred taxes, goodwill and intangible assets) by geographic area are:

	Year ended December 30, 2017		Year ended December 31, 2016		Year ended January 2, 2016
Long-lived assets by geographic area
United States	$263,860	96.1%	$216,784	96.3%	$203,553	96.8%
International	10,618	3.9	8,383	3.7	6,770	3.2
Total	$274,478	100.0%	$225,167	100.0%	$210,323	100.0%

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The Company possesses licenses from the U.S. Treasury Department’s Office of Foreign Assets Control for conducting business with certain countries identified by the State Department as state sponsors of terrorism. Although the Company does not have any subsidiaries, affiliates, offices, investments or employees in any country identified as a state sponsor of terrorism, the Company has conducted an immaterial amount of business with distributors in Iran during the three fiscal years presented. The Company has not sold products to distributors in Sudan and Syria since fiscal years 2012 and 2011. The Company does not believe that these activities are material to its business, financial condition or results of operations.
19. Quarterly Financial Data (unaudited)
The healthcare business in the United States and overseas is typically subject to quarterly fluctuations in hospital and other alternative care admissions. Although this did not occur during fiscal year 2017, the Company’s third fiscal quarter revenues have historically experienced a sequential decline from its second fiscal quarter revenues. The Company believes this is primarily due to the summer vacation season during which people tend to avoid elective procedures. Another factor affecting the seasonality of the Company’s quarterly revenues is the traditional “flu season” that often increases hospital and acute care facility admissions in the first and fourth calendar quarters. Because the Company’s non-sales variable operating expenses often do not fluctuate in the same manner as its quarterly product sales, this may cause fluctuations in the Company’s quarterly operating income that are disproportionate to fluctuations in its quarterly revenue.
The following tables contain selected unaudited consolidated statements of operations data for each quarter of 2017 and 2016 (in thousands, except per share data):

	Quarters Ended
Fiscal 2017	April 1, 2017	July 1, 2017	September 30, 2017	December 30, 2017
Total revenue	$186,302	$192,933	$193,692	$225,181
Gross profit	124,134	128,437	128,665	153,864
Operating income	43,195	46,868	47,975	59,323
Net income	45,334	46,680	39,235	367
Net income per share
Basic (1)	$0.90	$0.90	$0.75	$0.01
Diluted	$0.82	$0.83	$0.70	$0.01

	Quarters Ended
Fiscal 2016	April 2, 2016	July 2, 2016	October 1, 2016	January 2, 2016
Total revenue	$171,167	$172,636	$167,621	$183,201
Gross profit	114,213	115,135	110,122	124,329
Operating income	37,337	36,429	36,604	310,400	(2)
Net income	27,577	30,023	27,773	215,293	(3)
Net income per share
Basic (1)	$0.56	$0.61	$0.56	$4.31
Diluted (1)	$0.53	$0.57	$0.52	$3.97
(1) The sum of the basic earnings per share numbers for each quarter do not equal the basic earnings per share number for the entire year due to quarterly rounding.
(2) On November 5, 2016, the Company entered into the Philips Settlement Agreement, pursuant to which Philips N.V. agreed to pay the Company $300 million. Per the terms of the agreement, $270 million of this settlement is included within Operating income for the quarter ended December 31, 2016. See Note 2 - Summary of Significant Accounting Policies under the subheading “Litigation Costs and Contingencies” and Note 17 - Commitments and Contingencies under the subheading “Litigation” for additional information on the Phillips Settlement Agreement.

(3) Due to the significant impact of the Philips Settlement Agreement on the fourth quarter results, the sum of the basic and diluted earnings per share numbers for each quarter will not equal the basic and diluted earnings per share number for the entire year.

Schedule II

MASIMO CORPORATION VALUATION AND QUALIFYING ACCOUNTS Years ended December 30, 2017, December 31, 2016 and January 2, 2016 (in thousands)

Description	Balance at beginning of period	Additions charged to expense and other accounts	Amounts charged against reserve	Balance at end of period
Year ended December 30, 2017
Allowance for doubtful accounts	$1,698	$251	$167	$2,116
Sales returns, allowance and reserves	605	1,593	(1,827)	371
Valuation allowance on deferred tax asset	—	—	—	—
Year ended December 31, 2016
Allowance for doubtful accounts	1,967	259	(528)	1,698
Sales returns, allowance and reserves	710	2,320	(2,425)	605
Valuation allowance on deferred tax asset	4,196	—	(4,196)	—
Year ended January 2, 2016
Allowance for doubtful accounts	1,890	342	(265)	1,967
Sales returns, allowance and reserves	472	2,621	(2,383)	710
Valuation allowance on deferred tax asset	3,365	831	—	4,196