Form 10-Q
period 2018-03-31
MASIMO CORP
filed 2018-05-07
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of March 31, 2018
Common stock, $0.001 par value	51,783,786

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	March 31, 2018	December 30, 2017 As Adjusted
ASSETS
Current assets
Cash and cash equivalents	$369,498	$315,302
Accounts receivable, net of allowance for doubtful accounts of $1,717 and $2,116 at March 31, 2018 and December 30, 2017, respectively.	101,093	118,532
Inventories	91,062	92,259
Other current assets	34,663	33,601
Total current assets	596,316	559,694
Deferred costs and other contract assets	114,958	109,256
Property and equipment, net	164,236	164,096
Intangible assets, net	29,453	27,123
Goodwill	20,477	20,617
Deferred tax assets	20,026	19,981
Other non-current assets	4,093	4,668
Total assets	$949,559	$905,435
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$36,893	$33,780
Accrued compensation	28,704	39,515
Accrued and other current liabilities	30,824	24,254
Deferred revenue and other contract-related liabilities, current	34,509	32,105
Total current liabilities	130,930	129,654
Other non-current liabilities	52,118	51,757
Total liabilities	183,048	181,411
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at March 31, 2018 and December 30, 2017	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 51,784 and 51,636 shares issued and outstanding at March 31, 2018 and December 30, 2017, respectively	52	52
Treasury stock, 15,255 and 15,059 shares at March 31, 2018 and December 30, 2017, respectively	(489,027)	(472,536)
Additional paid-in capital	475,538	461,494
Accumulated other comprehensive loss	(3,211)	(2,941)
Retained earnings	783,159	737,955
Total stockholders’ equity	766,511	724,024
Total liabilities and stockholders’ equity	$949,559	$905,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31, 2018	April 1, 2017 As Adjusted
Revenue:
Product	$204,389	$182,466
Royalty and other revenue	8,564	14,177
Total revenue	212,953	196,643
Cost of goods sold	69,292	64,229
Gross profit	143,661	132,414
Operating expenses:
Selling, general and administrative	71,175	66,087
Research and development	18,601	14,176
Total operating expenses	89,776	80,263
Operating income	53,885	52,151
Non-operating income	1,647	874
Income before provision for income taxes	55,532	53,025
Provision for income taxes	9,902	1,492
Net income	$45,630	$51,533

Net income per share:
Basic	$0.88	$1.02
Diluted	$0.82	$0.93

Weighted-average shares used in per share calculations:
Basic	51,709	50,652
Diluted	55,496	55,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017 As Adjusted
Net income	$45,630	$51,533
Other comprehensive income, net of tax:
Unrealized gains (losses) from foreign currency translation adjustments	(270)	566
Comprehensive income	$45,360	$52,099
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017 As Adjusted
Cash flows from operating activities:
Net income	$45,630	$51,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,241	4,736
Stock-based compensation	5,332	2,889
Loss on disposal of property, equipment and intangibles	429	144
Provision for doubtful accounts	(394)	60
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	17,776	(2,687)
Decrease (increase) in inventories	1,139	(7,381)
Increase in other current assets	(204)	(3,125)
Increase in deferred costs and other contract assets	(5,706)	(7,643)
Decrease in other non-current assets	644	878
Increase in accounts payable	2,363	1,470
Decrease in accrued compensation	(11,074)	(19,088)
Increase (decrease) in accrued liabilities	2,193	(94)
Increase (decrease) in income tax payable	6,318	(4,845)
Increase (decrease) in deferred revenue and other contract-related liabilities	2,381	(4,043)
(Decrease) increase in other non-current liabilities	(73)	1,094
Net cash provided by operating activities	71,995	13,898
Cash flows from investing activities:
Purchases of property and equipment, net	(3,788)	(4,394)
Increase in intangible assets	(3,583)	(833)
Net cash used in investing activities	(7,371)	(5,227)
Cash flows from financing activities:
Repayments of capital lease obligations	—	(69)
Proceeds from issuance of common stock	8,415	27,290
Payroll tax withholdings on behalf of employees for vested equity awards	(168)	—
Repurchases of common stock	(18,479)	—
Net cash provided by (used in) financing activities	(10,232)	27,221
Effect of foreign currency exchange rates on cash	(225)	414
Net increase in cash, cash equivalents, and restricted cash	54,167	36,306
Cash, cash equivalents and restricted cash at beginning of period	315,483	308,198
Cash, cash equivalents and restricted cash at end of period	$369,650	$344,504
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
The Company invented Masimo Signal Extraction Technology® (SET®), which provides the capabilities of Measure-through Motion and Low Perfusion™ pulse oximetry to address the primary limitations of conventional pulse oximetry. Over the years, the Company’s product offerings have expanded significantly to also include rainbow® Pulse CO-Oximetry, with its ability to measure and monitor carboxyhemoglobin (SpCO®), methemoglobin (SpMet®), total hemoglobin concentration (SpHb®), fractional arterial oxygen saturation (SpfO2™), Oxygen Content (SpOC™), Pleth Variability Index (PVi®), rainbow® Pleth Variability Index (RPVi™), respiration rate from the pleth (RRp®) and Oxygen Reserve Index (ORi™); acoustic respiration monitoring (RRa®), electrical brain function monitoring (SedLine®), and optical gas monitoring. The Company also developed the Root™ patient monitoring and connectivity platform, the Radical-7® and Rad-97™ bedside and portable patient monitors, the Radius-7® wearable wireless patient monitor and the Masimo Patient SafetyNet1 remote patient surveillance monitoring system. These solutions and related products are based upon Masimo SET®, rainbow® and other proprietary algorithms. These software-based technologies are incorporated into a variety of product platforms depending on customers’ specifications. This technology is supported by a substantial intellectual property portfolio that the Company has built through internal development and, to a lesser extent, acquisitions and license agreements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of December 30, 2017 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (fiscal year 2017), filed with the SEC on February 28, 2018. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 29, 2018 (fiscal year 2018) or for any other interim period or for any future year.
As further discussed below in this Note 2 to these condensed consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (ASU 2014-09) effective December 31, 2017. All prior period amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with the new standard, as indicated by the "as adjusted" notation.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In accordance with GAAP, current authoritative guidance is applied when determining whether an entity is subject to consolidation.

___________________________________________
1     The use of the trademark Patient SafetyNet is under license from the University HealthSystem Consortium.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Fiscal Periods
The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week fiscal year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 fiscal week quarters and one 14 fiscal week quarter. The Company’s last 53 week fiscal year was fiscal year 2014. Fiscal year 2018 is a 52 week fiscal year. All references to years in these notes to condensed consolidated financial statements are fiscal years unless otherwise noted.
Use of Estimates
The Company prepares its financial statements in conformity with GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the determination of accounts receivable allowances, inventory reserves, warranty reserves, rebate accruals, valuation of the Company’s stock options, goodwill valuation, deferred taxes and any associated valuation allowances, royalty revenues, deferred revenue, deferred costs, uncertain income tax positions, litigation costs and related accruals. Actual results could differ from such estimates.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by-contract basis. There were no transfers between Level 1, Level 2 and Level 3 inputs during the three months ended March 31, 2018. The Company carries cash and cash equivalents at cost, which approximates fair value. As of March 31, 2018 and December 30, 2017, the Company had an insignificant amount of other financial assets that were required to be measured under the fair value hierarchy, the measurement of which were based on level 1 and level 2 inputs.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments that are readily convertible into known amounts of cash, to be cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of trade receivables recorded upon recognition of revenue for product revenues, reduced by reserves for estimated bad debts and returns. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on an evaluation of the customer’s financial condition. Collateral is generally not required. The allowance for doubtful accounts is determined based on historical write-off experience, current customer information and other relevant factors, including specific identification of past due accounts, based on the age of the receivable in excess of the contemplated or contractual due date. Accounts are charged off against the allowance when the Company believes they are uncollectible.

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
Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives as follows:

Useful Lives
Aircraft and components	10 to 20 years
Buildings	39 years
Building improvements	7 to 15 years
Computer equipment	2 to 6 years
Demonstration units	3 years
Furniture and office equipment	2 to 6 years
Leasehold improvements	Lesser of useful life or term of lease
Machinery and equipment	5 to 10 years
Tooling	3 years
Vehicles	5 years
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
Intangible Assets
The Company’s policy is to renew its patents and trademarks. Total renewal costs for patents and trademarks for the three months ended March 31, 2018 and April 1, 2017 were $0.1 million and $0.2 million, respectively. As of March 31, 2018, the weighted-average number of years until the next renewal was one year for patents and six years for trademarks. Costs to renew patents and trademarks are capitalized and amortized over the remaining useful life of the intangible asset. The Company continually evaluates the amortization period and carrying basis of patents and trademarks to determine whether any events or circumstances warrant a revised estimated useful life or reduction in value. Capitalized application costs are charged to operations when it is determined that the patent or trademark will not be obtained or is abandoned.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
No impairment of goodwill, intangible assets or other long-lived assets was recorded during each of the three months ended March 31, 2018 and April 1, 2017.
Revenue Recognition and Deferred Revenue
Effective December 31, 2017, the Company adopted ASU 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers. Accounting Standards Codification (ASC) Topic 606 (ASC 606) provides a single, principles-based five-step model to be applied to all contracts with customers. ASC 606 generally provides for the recognition of revenue in an amount that reflects the consideration to which the Company expects to be entitled, net of allowances for estimated returns, discounts or sales incentives, as well as taxes collected from customers that are remitted to government authorities, when control over the promised goods or services are transferred to the customer.
The Company derives the majority of its product revenue from four primary sources: (i) direct sales under long-term sensor purchase agreements (LT Sensor Contracts) with end-user hospitals where the Company provides up-front monitoring equipment at no up-front charge in exchange for a multi-year sensor purchase commitment, (ii) other direct sales of noninvasive monitoring solutions to end-user hospitals, emergency medical response organizations and other direct customers; (iii) sales of noninvasive monitoring solutions to distributors who then typically resell to end-user hospitals, emergency medical response organizations and other customers; and (iv) sales of integrated circuit boards to OEM customers who incorporate the Company’s embedded software technology into their multiparameter monitoring devices. Subject to customer credit considerations, the majority of such sales are made on open account using industry standard payment terms based on the geography within which the specific customer is located.
The Company enters into agreements to sell its monitoring solutions and services, sometimes as a part of arrangements with multiple performance obligations that include various combinations of product sales, equipment leases and services. In the case of contracts with multiple performance obligations, the authoritative guidance provides that the total consideration be allocated to each performance obligation on the basis of relative standalone selling prices. When a standalone selling price is not readily observable, the Company estimates the standalone selling price by considering multiple factors including, but not limited to, features and functionality of the product, geographies, type of customer, contractual prices pursuant to Group Purchasing Organization (GPO) contracts, the Company’s pricing and discount practices, and other market conditions.
While the majority of the Company’s revenue contracts and transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation, judgment and analysis is required to determine the appropriate accounting, including: (i) the amount of the total consideration, including variable consideration, (ii) how the arrangement consideration should be allocated to each performance obligation when multiple performance obligations exist, including the determination of standalone selling price, (iii) when to recognize revenue on the performance obligations, and (iv) whether uncompleted performance obligations are essential to the functionality of the completed performance obligations. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.
Sales under LT Sensor Contracts are generally structured such that the Company agrees to provide at no up-front charge certain monitoring-related equipment, software, installation, training and/or warranty support in exchange for the hospital’s agreement to purchase sensors over the term of the agreement, which generally ranges from three to six years. The Company generally recognizes revenue for performance obligations related to software parameters under LT Sensor Contracts with fixed annual commitments at the time such software is delivered to the customer. Revenue allocable to performance obligations related to sensor sales and monitoring-related equipment leased under LT Sensor Contracts is generally recognized as the sensors are delivered to the customer over the life of the contract.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Revenue from direct sales of products to the Company’s end-user hospitals, emergency medical response organizations and other direct customers, as well as to its distributors, is generally recognized upon shipment or delivery to the customer based on the terms of the contract or underlying purchase order.
The Company also earns revenue from the sale of integrated circuit boards and other products, as well as from software parameter licenses, to OEMs under various agreements. Revenue from the sale of products to the OEMs is generally recognized at the time of shipment. Revenue related to software licenses to OEMs is generally recognized upon shipment of the OEM’s product to its customers, as represented to the Company by the OEM.
The Company provides certain customers with various sales incentives that may take the form of discounts or rebates. The Company estimates and provides allowances for these programs as a reduction to revenue at the time of sale. In general, customers do not have a right of return for credit or refund. However, the Company allows returns under certain circumstances. At the end of each period, the Company estimates and accrues for these returns as a reduction to revenue. The Company estimates the revenue constraints related to these forms of variable consideration based on various factors, including expected purchasing volumes, prior sales and returns history, and specific contractual terms and limitations.
The majority of the Company’s royalty and other revenue arise from an agreement with Medtronic plc (Medtronic, formerly Covidien Ltd.) that provides for quarterly royalty payments to the Company based upon U.S. sales of certain Medtronic products. An estimate of these royalty revenues is recorded quarterly in the period earned based on historical results, adjusted for any new information or trends known to management at the time of estimation. This estimated revenue is adjusted prospectively when the Company receives the Medtronic royalty report, approximately sixty days after the end of the previous quarter. For the three months ended March 31, 2018 and April 1, 2017, the Company recognized royalty revenue pursuant to this agreement of approximately $8.1 million and $8.2 million, respectively.
From time-to-time, the Company also recognizes revenue related to non-recurring engineering (NRE) services provided to certain OEM customers. NRE revenue is generally recognized on a proportionate basis as the costs of performing such services are incurred by the Company.
Shipping and Handling Costs and Fees
All shipping and handling costs are expensed as incurred and are recorded as a component of cost of goods sold in the accompanying consolidated statements of operations. Charges for shipping and handling billed to customers are included as a component of product revenue in accordance with authoritative accounting guidance.
Taxes Collected From Customers and Remitted to Governmental Authorities
Pursuant to authoritative guidance, the Company’s policy is to present revenue net of taxes collected from customers and remitted to governmental authorities.
Deferred Costs and Other Contract Assets
The costs of monitoring-related equipment leased to hospitals under LT Sensor Contracts are generally deferred and amortized to cost of goods sold over the life of the underlying contracts. Some of the Company’s LT Sensor Contracts also contain provisions for certain payments to be made directly to the end-user hospital customer at the inception of the arrangement. These contractual incentive payments are generally deferred and amortized on a straight-line basis as contra-revenue over the life of the underlying LT Sensor Contract.
The Company records an unbilled contract receivable related to software delivered under LT Sensor Contracts with fixed annual commitments until such amounts are billed to the customer, which generally occurs at the time of delivery of the sensors over the term of the LT Sensor Contract.
The incremental costs of obtaining a contract with a customer are capitalized and deferred if the Company expects such costs to be recoverable over the life of the contract and the contract term is greater than one year. Such deferred costs generally relate to certain incentive sales commissions earned by the Company’s internal sales team in connection with the execution of LT Sensor Contracts and are amortized to expense over the expected term of the underlying contract.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Product Warranty
The Company generally provides a warranty against defects in material and workmanship for a period ranging from six to forty-eight months, depending on the product type. In traditional sales activities, including direct and OEM sales, the Company establishes an accrued liability for the estimated warranty costs at the time of revenue recognition, with a corresponding provision to cost of sales. Customers may also purchase extended warranty coverage separately or as part of a long-term sensor purchase agreement. Revenue related to extended warranty coverage is recognized over the extended life of the contract, which is reasonably expected to be the period over which such services will be provided. The related extended warranty costs are expensed as incurred.
Changes in the product warranty accrual were as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Warranty accrual, beginning of period	$1,149	$910
Accrual for warranties issued	430	334
Changes to pre-existing warranties (including changes in estimates)	(278)	61
Settlements made	(161)	(320)
Warranty accrual, end of period	$1,140	$985
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
The change in accumulated other comprehensive loss was as follows (in thousands):

Three Months Ended March 31, 2018
Accumulated other comprehensive loss, beginning of period	$(2,941)
Unrealized gains from foreign currency translation	(270)
Accumulated other comprehensive loss, end of period	$(3,211)
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance share units (PSUs). For the three months ended March 31, 2018 and April 1, 2017, weighted options to purchase 0.9 million and 0.1 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For each of the three months ended March 31, 2018 and April 1, 2017, certain RSUs were considered contingently issuable

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of March 31, 2018 and April 1, 2017, 2.7 million weighted average shares related to such RSUs have been excluded from the calculation of potential shares.
A reconciliation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2018	April 1, 2017 As Adjusted
Net income	$45,630	$51,533
Basic net income per share:
Weighted-average shares outstanding - basic	51,709	50,652
Net income per basic share	$0.88	$1.02
Diluted net income per share:
Weighted-average shares outstanding - basic	51,709	50,652
Diluted share equivalent: stock options and RSUs	3,787	4,877
Weighted-average shares outstanding - diluted	55,496	55,529
Net income per diluted share	$0.82	$0.93
Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Cash paid during the year for:
Interest	$169	$213
Income taxes	1,023	3,157

Noncash investing and financing activities:
Unpaid purchases of property, plant and equipment	$1,492	$1,203
Unsettled common stock proceeds from option exercises	794	2,560

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$369,498	$343,825
Restricted cash	152	679
Total cash, cash equivalents and restricted cash shown in the statement of cash flow	$369,650	$344,504
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Recently Adopted Accounting Pronouncements
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory (ASU 2016-16). The new standard eliminates the exception that allowed the income tax consequences of an intra-entity transfer of assets other than inventory to be deferred until the transferred asset was sold to a third party or otherwise recovered through use, and now requires recognition of such income tax consequences at the time the non-inventory asset is transferred. ASU 2016-16 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017. The standard required companies to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. Accordingly, we recorded a $0.4 million decrease to opening retained earnings and a corresponding increase to deferred tax assets of $0.1 million, and a decrease to prepaid taxes of $0.5 million during the three months ended March 31, 2018.
Effective December 31, 2017, the Company adopted ASU 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers. ASC 606 provides a single, principles-based five-step model to be applied to all contracts with customers, and generally provides for the recognition of revenue in an amount that reflects the considerations to which the Company expects to be entitled when control over the promised goods or services are transferred to the customer. ASC 606 also enhances disclosures about revenue, provides additional guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. In addition, ASC 606 includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer.
The Company adopted ASC 606 utilizing the full retrospective method of transition, which requires the Company to restate certain previously reported results, including the impact on the provision for income taxes. Adoption of the new standard resulted in changes to the Company’s accounting policies for revenue recognition and related cost of goods sold, as well as the capitalization and deferral of certain commission expenses, and a cumulative increase to retained earnings of approximately $23.9 million and $17.1 million as of December 31, 2016 and December 30, 2017, respectively. The areas impacted by ASC 606 include: (i) the acceleration of certain revenue from product sales to distributors that was previously deferred under the “sell-through” method; (ii) the acceleration of revenue related to certain software/parameter sales; (iii) the aggregation of all contract modifications occurring prior to the beginning of the earliest period presented; (iv) the acceleration of costs related to equipment for which control transfers up-front under certain contracts, the future consideration for which will now be treated as an optional purchase; (v) the capitalization and amortization of certain contract-related costs that were previously expensed when incurred; and (vi) the corresponding income tax effects related to these adjustments.
The Company applied the new standard using certain practical expedients, including: (i) excluding disclosures of transaction prices allocated to remaining performance obligations when the Company expects to recognize such revenue for all periods prior to the date of initial application of ASC 606; (ii) not adjusting the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company’s transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less; (iii) expensing costs as incurred for costs to obtain a contract when the amortization period would have been one year or less; (iv) not recasting revenue for contracts that begin and end in the same fiscal year; and (v) not assessing whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.
Pursuant to the full retrospective method of adoption under ASC 606, the Company has adjusted certain amounts previously reported in its unaudited condensed consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The reconciliations below reflect the adoption of ASC 606, the adoption of ASU 2016-16 and certain other immaterial reclassifications (in thousands, except per share amounts):

Condensed Consolidated Balance Sheet:	December 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Accounts receivable	$121,309	$(2,777)	$118,532
Inventories	95,944	(3,685)	92,259
Other current assets	31,563	2,038	33,601
Deferred costs and other contract assets	99,600	9,656	109,256
Deferred tax assets	23,898	(3,917)	19,981
Other non-current assets	10,782	(6,114)	4,668
Accrued and other liabilities	42,344	(18,090)	24,254
Deferred revenue and other contract liabilities, current	35,929	(3,824)	32,105
Retained earnings	720,842	17,113	737,955

Condensed Consolidated Statement of Operations:	April 1, 2017
	As Previously Reported	Adjustments	As Adjusted
Product revenue	$178,097	$4,369	$182,466
Royalty and other revenue	8,205	5,972	14,177
Cost of goods sold	62,168	2,061	64,229
Selling, general and administrative	65,572	515	66,087
Provision (benefit) for income taxes	(1,265)	2,757	1,492
Net income	45,334	6,199	51,533

Net income per share:
Basic	$0.90	$0.12	$1.02
Diluted	$0.82	$0.11	$0.93

Condensed Consolidated Statements of Cash Flows:	April 1, 2017
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net income	$45,334	$6,199	$51,533
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in inventories	(7,655)	274	(7,381)
Decrease in other current assets	(3,106)	(19)	(3,125)
Decrease in deferred costs and other contract assets	(8,158)	515	(7,643)
Increase (decrease) in other non-current assets	(188)	1,066	878
Decrease in accrued liabilities	(1,960)	1,866	(94)
Decrease in income taxes payable	—	(4,845)	(4,845)
(Decrease) increase in deferred revenue and other contract liabilities	2,563	(6,606)	(4,043)
Increase in other non-current liabilities	1,094	—	1,094

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, (ASU 2016-01). The new standard requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value in net income, and (ii) changes in fair value due to instrument-specific credit risk be recognized separately in other comprehensive income when the fair value option has been elected for financial liabilities. ASU 2016-01 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017. The Company adopted this standard during the three months ended March 31, 2018 and such adoption did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (ASU 2018-05). ASU 2018-05 amends certain SEC material in ASC Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act of 2017. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The new standard, allows a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the Reconciliation Act) that are stranded in accumulated other comprehensive income. The new standard also requires certain disclosures about stranded tax effects. The new standard, however, does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. ASU 2018-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. ASU 2018-02 must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Reconciliation Act is recognized. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). The new standard requires lessees to recognize most leases on their balance sheets but continue to recognize lease expenses in their income statement in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expense related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. ASU 2016-02 is effective for annual and interim fiscal reporting periods beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the expected impact of this standard on its consolidated financial statements, but anticipates that, among other things, the required recognition of a lease liability and related right-of-use asset will significantly increase both the assets and liabilities recognized and reported on its balance sheet. In addition, the Company anticipates that the classification of certain leases for which the Company is the lessor may change under the new guidance, resulting in the immediate expensing of certain costs that are currently deferred and expensed over the life of the lease. The Company currently expects to complete its assessment of the full financial impact of the new lease accounting guidance during the next twelve months.

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
Cercacor is an independent entity that was spun off from the Company to its stockholders in 1998. Joe Kiani, the Company’s Chairman and Chief Executive Officer (CEO), is also the Chairman and CEO of Cercacor. The Company is a party to a Cross-Licensing Agreement with Cercacor, which was most recently amended and restated effective January 1, 2007 (the Cross-Licensing Agreement), that governs each party’s rights to certain intellectual property held by the two companies. The Company is also a party to certain other agreements with Cercacor. See Note 4 to these condensed consolidated financial statements for a description of the Company’s various business relationships with Cercacor.
Based on authoritative consolidation guidance, the Company has determined that it is not the primary beneficiary of Cercacor as it does not have the power to direct the activities of Cercacor that most significantly impact Cercacor’s economic performance and has no obligation to absorb Cercacor’s losses.
4. Related Party Transactions
The Company’s Chairman and CEO is also the Chairman and CEO of Cercacor. The Company is a party to the following agreements with Cercacor:

•
Cross-Licensing Agreement - The Company and Cercacor are parties to the Cross-Licensing Agreement, which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities to Cercacor arising under the Cross-Licensing Agreement were $2.5 million and $1.6 million for the three months ended March 31, 2018 and April 1, 2017, respectively.

•
Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were less than $0.1 million and $0.1 million for the three months ended March 31, 2018 and April 1, 2017, respectively.

•
Sublease Agreement - In March 2016, the Company entered into a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California (Cercacor Sublease). The Cercacor Sublease began on May 1, 2016 and expires on November 30, 2019. The Company recognized less than $0.1 million and $0.1 million in sublease income for the three months ended March 31, 2018 and April 1, 2017, respectively.

Net amounts due to Cercacor at each of March 31, 2018 and December 30, 2017 were $2.6 million and $1.5 million, respectively.
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
The Company’s CEO is the Chairman of both the Patient Safety Movement Foundation (PSMF), a non-profit organization that was founded in 2013 to work with hospitals, medical technology companies and patient advocates to unite the healthcare ecosystem and eliminate the more than 200,000 U.S. preventable hospital deaths that occur every year by 2020, and the Patient Safety Movement Coalition (PSMC), a not-for-profit social welfare organization that was founded in 2013 to promote patient safety legislation. The Company’s EVP and General Counsel and the Company’s EVP, Chief Financial Officer serve as the Secretary and the Treasurer, respectively, of both PSMF and PSMC.
The Company’s CEO also serves on the board of directors of Atheer Labs, which is working with the Company on the development of next generation Root™ applications. Further, he serves on the boards of directors of Children’s Hospital of Orange County and CHOC Children’s at Mission Hospital, two non-profit hospitals devoted exclusively to caring for children, both of which are also customers of the Company.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

In August 2017, the Company entered into an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the CEO for lease on a time sharing basis. The Company charges the CEO for personal use based on agreed upon reimbursement rates. For the three months ended March 31, 2018, the Company charged the CEO less than $0.1 million related to such reimbursements.
5. Inventories
Inventories consist of the following (in thousands):

	March 31, 2018	December 30, 2017 As Adjusted
Raw materials	$32,315	$31,200
Work-in-process	7,435	8,619
Finished goods	51,312	52,440
Total inventories	$91,062	$92,259
6. Other Current Assets
Other current assets consist of the following (in thousands):

	March 31, 2018	December 30, 2017 As Adjusted
Prepaid expenses	$18,363	$17,073
Royalties receivable	7,500	7,400
Customer note receivables	3,375	2,777
Prepaid income taxes	620	3,493
Employee loans and advances	361	364
Due from related party	21	39
Restricted cash	—	33
Other current assets	4,423	2,422
Total other current assets	$34,663	$33,601
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following (in thousands):

	March 31, 2018	December 30, 2017
Deferred cost of goods sold	$99,857	$93,261
Prepaid contract incentives	6,033	6,115
Deferred commissions	5,207	5,613
Unbilled contract receivables	3,861	4,267
Deferred costs and other contract assets	$114,958	$109,256
For the each of the three months ended March 31, 2018 and April 1, 2017, $0.4 million of prepaid contract incentives and $0.6 million of deferred commissions was amortized as a reduction to revenue and to selling, general and administrative expenses, respectively. For the three months ended March 31, 2018 and April 1, 2017, $7.3 million and $7.9 million, respectively, of deferred costs of goods sold was amortized to cost of goods sold.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

8. Property and Equipment
Property and equipment, net, consists of the following (in thousands):

	March 31, 2018	December 30, 2017
Building and building improvements	$88,215	$87,999
Machinery and equipment	49,842	47,556
Aircraft and vehicles	25,329	25,329
Land	23,762	23,762
Computer equipment	15,785	15,789
Leasehold improvements	15,649	15,326
Tooling	13,818	13,754
Furniture and office equipment	10,328	9,967
Demonstration units	491	486
Construction-in-progress (CIP)	6,994	6,365
Total property and equipment	250,213	246,333
Accumulated depreciation and amortization	(85,977)	(82,237)
Property and equipment, net	$164,236	$164,096
For the three months ended March 31, 2018 and April 1, 2017, depreciation expense of property and equipment was $4.0 million and $3.5 million, respectively.
The balances in CIP at March 31, 2018 and December 30, 2017 relate primarily to capitalized costs associated with the implementation of a new enterprise resource planning software system and manufacturing equipment, the underlying assets for which have not been completed or placed into service.
9. Intangible Assets
Intangible assets, net, consist of the following (in thousands):

	March 31, 2018	December 30, 2017
Patents	$21,558	$20,623
Licenses-related party	8,000	7,500
Customer relationships	7,669	7,669
Acquired technology	5,580	5,580
Trademarks	4,112	4,036
Capitalized software development costs	2,868	2,699
Other	5,466	3,691
Total intangible assets	55,253	51,798
Accumulated amortization	(25,800)	(24,675)
Intangible assets, net	$29,453	$27,123
Total amortization expense for the three months ended March 31, 2018 and April 1, 2017 was $1.1 million and $1.1 million, respectively. All of these intangible assets have a 10 year weighted average amortization period.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Estimated amortization expense for future fiscal years is as follows (in thousands):

Fiscal year	Amount
2018 (balance of year)	$5,091
2019	3,748
2020	3,598
2021	3,345
2022	2,173
Thereafter	11,498
Total	$29,453
10. Other Non-Current Assets
Other assets, long-term consist of the following (in thousands):

	March 31, 2018	December 30, 2017
Prepaid deposits	$2,670	$3,286
Long term investments	1,271	1,234
Restricted cash(1)	152	148
Total other assets, long-term	$4,093	$4,668
______________
(1) Restricted cash long term is generally related to collateral for certain lease deposits or other bank guarantees.
11. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2018	December 30, 2017 As Adjusted
Income taxes payable	$10,632	$4,292
Accrued indirect taxes payable	7,465	6,711
Accrued GPO fees	3,064	2,351
Related party payable	2,129	1,528
Accrued legal fees	1,546	975
Accrued warranty	1,140	1,149
Accrued donations	346	548
Accrued stock repurchases	—	1,988
Other	4,502	4,712
Total accrued and other current liabilities	$30,824	$24,254

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

12. Deferred Revenue and Other Contract-Related Liabilities
Deferred revenue and other contract-related liabilities consist of the following (in thousands):

	March 31, 2018	December 30, 2017
Accrued customer reimbursements	$17,648	$16,896
Deferred revenue	12,385	11,589
Accrued rebates and incentives	4,407	3,598
Other contract-related liabilities	281	259
Total deferred revenue and other contract-related liabilities	34,721	32,342
Less: Non-current portion of deferred revenue	(212)	(237)
Deferred revenue and other contract-related liabilities - current	$34,509	$32,105
Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize the revenue. These amounts primarily relate to undelivered equipment, sensors and services under long-term sensor purchase agreements, extended warranty agreements and NRE service agreements. Changes in deferred revenue for the three months ended March 31, 2018 were as follows:

Three Months Ended March 31, 2018
Deferred revenue, beginning of the period	$11,589
Revenue deferred during the period	2,873
Recognition of revenue deferred in prior periods	(2,077)
Deferred revenue, end of the period	$12,385
Expected revenue from remaining contractual performance obligations (Unrecognized Contract Revenue) includes deferred revenue, as well as other amounts that will be invoiced and recognized as revenue in future periods, when the Company completes its performance obligations. While Unrecognized Contract Revenue is similar in concept to backlog, Unrecognized Contract Revenue excludes revenue allocable to monitoring-related equipment that is effectively leased to hospitals under LT Sensor Contracts and other contractual obligations for which neither party has performed. The following table summarizes the Company’s estimated Unrecognized Contract Revenue as of March 31, 2018 and the future periods within which the Company expects to recognize such revenue. The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially, from those reflected in this table.

	Expected Future Revenue By Period (in thousands)
	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years	Total
Unrecognized Contract Revenue	$179,650	$241,482	$92,674	$15,412	$529,218
13. Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	March 31, 2018	December 30, 2017
Income tax payable, long-term	$25,734	$25,734
Unrecognized tax benefits	14,715	14,348
Deferred tax liabilities, long-term	10,012	9,880
Deferred rent, long-term	1,267	1,266
Deferred revenue, long-term	212	237
Other	178	292
Total other non-current liabilities	$52,118	$51,757

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Unrecognized tax benefit relates to the Company’s long-term portion of tax liability associated with uncertain tax positions. Authoritative guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. See Note 18 to these condensed consolidated financial statements for further details.
14. Stock Repurchase Program
In September 2015, the Company’s Board of Directors (Board) authorized a stock repurchase program, whereby the Company can purchase up to 5.0 million shares of its common stock over a period of up to three years (2015 Repurchase Program). The 2015 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. The total remaining shares authorized for repurchase under the 2015 Repurchase Program approximated 1.9 million shares as of March 31, 2018. The Company expects to fund the 2015 Repurchase Program through its available cash, cash expected to be generated from future operations and other potential sources of capital.
The following table provides a summary of the Company’s stock repurchase activities during the three months ended March 31, 2018 and April 1, 2017 (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2018	April 1, 2017
Shares repurchased	198	—
Average cost per share	$84.14	$—
Value of shares repurchased	$16,490	$—
15. Stock-Based Compensation
Total stock-based compensation expense for the three months ended March 31, 2018 and April 1, 2017 was $5.3 million and $2.9 million, respectively. As of March 31, 2018, an aggregate of 13.4 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 3.6 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
Equity Incentive Plans
2017 Equity Incentive Plan
On June 1, 2017, the Company’s stockholders ratified and approved the 2017 Equity Plan. The 2017 Equity Plan permits the grant of stock options, restricted stock, RSUs, stock appreciation rights, PSUs, performance shares, performance bonus awards and other stock or cash awards to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. The aggregate number of shares that may be awarded under the 2017 Equity Plan is 5.0 million shares.
The 2017 Equity Plan provides that at least 95% of the equity awards issued under the 2017 Equity Plan must vest over a period of not less than one year following the date of grant. The exercise price per share of each option granted under the 2017 Equity Plan may not be less than the fair market value of a share of the Company’s common stock on the date of grant, which is generally equal to the closing price of the Company’s common stock on the Nasdaq Global Select Market on the grant date.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for exercise prices):

	Three Months Ended March 31, 2018
	Shares	Average Exercise Price
Options outstanding, beginning of period	6,953	$36.26
Granted	270	86.93
Canceled	(83)	47.36
Exercised	(314)	28.24
Options outstanding, end of period	6,826	$38.50
Options exercisable, end of period	4,003	$26.79
Total stock option expense for the three months ended March 31, 2018 and April 1, 2017 was $3.4 million and $2.8 million, respectively. As of March 31, 2018, the Company had $42.8 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted average period of approximately 3.8 years. The weighted-average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock as of March 31, 2018 was 5.9 years. The weighted-average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock as of March 31, 2018, was 4.4 years.
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for grant date fair value amounts):

Three Months Ended March 31, 2018
	Units	Weighted Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,708	$95.51
Granted	—	—
Canceled	—	—
Expired	—	—
Vested	—	—
RSUs outstanding, end of period	2,708	$95.51
Total RSU expense for the three months ended March 31, 2018 and April 1, 2017 was $0.2 million and $0.1 million, respectively. As of March 31, 2018, the Company had $0.1 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 0.2 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows (in thousands, except for grant date fair value amounts):

	Three Months Ended March 31, 2018
	Units	Weighted Average Grant Date Fair Value
PSUs outstanding, beginning of period	233	$90.70
Granted	197	86.95
Canceled	(86)	90.71
Expired	—	—
Vested	(31)	90.70
PSUs outstanding, end of period	313	$88.34
During the three months ended March 31, 2018, the Company awarded 197,000 PSUs that will vest three years from the award date, based on the achievement of certain 2020 performance criteria approved by the Board. If earned, the PSUs granted will vest upon achievement of the performance criteria after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 197,000 PSUs or 394,000 shares. Based on management’s estimate of the number of units expected to vest, total PSU expense for the three months ended March 31, 2018 was $1.7 million. There were no PSUs outstanding as of April 1, 2017. As of March 31, 2018, the Company had $32.3 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 2.8 years.
Valuation of Stock-Based Award Activity
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Risk-free interest rate	2.3% to 2.7%	1.9% to 2.2%
Expected term (in years)	5.6	5.5
Estimated volatility	29.3% to 29.7%	29.7% to 30.1%
Expected dividends	0%	0%
Weighted-average fair value of options granted	$28.53	$25.25
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of March 31, 2018 was $338.5 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of March 31, 2018 was $244.9 million. The aggregate intrinsic value of options exercised during the three months ended March 31, 2018 was $19.1 million.
The fair value of each RSU and PSU award is determined based on the closing price of the Company’s common stock on the grant date, or the modification date, if any.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

16. Commitments and Contingencies
Leases
The Company leases certain facilities in North and South America, Europe, the Middle East and Asia-Pacific regions under operating lease agreements expiring at various dates through November 2026. Certain facility leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight-line method based on total lease payments. The Company has received leasehold improvement incentives in connection with certain leased facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of each of March 31, 2018 and December 30, 2017, accrued rent expense in excess of the amount paid aggregated $1.5 million, which is classified within other current and non-current liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company leases automobiles in the U.S. and Europe that are classified as operating leases and expire at various dates through November 2020. The majority of these leases are non-cancellable. The Company also has outstanding capital leases for office equipment and computer equipment, all of which are non-cancellable.
As of March 31, 2018, estimated future minimum lease payments, including interest, for each of the following fiscal years are as follows (in thousands):

Total Operating Leases
2018 (balance of year)	$5,380
2019	5,926
2020	3,573
2021	2,216
2022	1,819
Thereafter	5,469
Total	$24,383
For the three months ended March 31, 2018 and April 1, 2017, rental expense related to operating leases was $1.8 million and $1.6 million, respectively.
Employee Retirement Savings Plan
The Company sponsors a qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. For the three months ended March 31, 2018 and April 1, 2017, the Company contributed $0.7 million and $0.6 million, respectively, to the MRSP.
In addition, the Company also sponsors various defined contribution plans in certain locations outside of the United States (Subsidiary Plans). For each of the three months ended March 31, 2018 and April 1, 2017, the Company contributed $0.1 million to the Subsidiary Plans.
Employment and Severance Agreements
In July 2017, the Company entered into the First Amendment to the certain Amended and Restated Employment Agreement entered into between the Company and Mr. Kiani on November 4, 2015 (as amended, the Amended Employment Agreement). Pursuant to the terms of the Amended Employment Agreement, upon a “Qualifying Termination” (as defined in the Amended Employment Agreement), Mr. Kiani will be entitled to receive a cash severance benefit equal to two times the sum of his then-current base salary and the average annual bonus paid to Mr. Kiani during the immediately preceding three years, the full amount of the Award Shares and the full amount of the Cash Payment. In addition, in the event of a “Change in Control” (as defined in the Amended Employment Agreement) prior to a Qualifying Termination, on each of the first and second anniversaries of the Change in Control, 50% of the Cash Payment and 50% of the Award Shares will vest, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date; however, in the event of a Qualifying Termination or a termination of Mr. Kiani’s employment due to death or disability prior to either of such anniversaries, any unvested amount of the Cash Payment and all of the unvested Award Shares shall vest and be paid in full. Additionally, in the event of a Change in Control prior to a Qualifying Termination, Mr. Kiani’s stock options and any other equity awards will vest in accordance with

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

their terms, but in no event later than in two equal installments on each of the one year and two year anniversaries of the Change in Control, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date. As of March 31, 2018, the expense related to the Award Shares and Cash Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement was approximately $292.9 million.
As of March 31, 2018, the Company had severance plan participation agreements with seven executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $84.4 million of purchase commitments as of March 31, 2018, which are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of March 31, 2018, the Company had approximately $0.5 million in outstanding unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of March 31, 2018, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash in time deposits with major financial institutions. As of March 31, 2018, the Company had $369.5 million of bank balances, of which $3.4 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
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
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended March 31, 2018 and April 1, 2017, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $119.1 million and $99.6 million, respectively.
For the three months ended March 31, 2018, the Company had sales to two just-in-time distributors that represented 13.6% and 10.7% of total revenue, respectively. For the three months ended April 1, 2017, the Company had sales to the same two just-in-time distributors that represented 13.8% and 12.1% of total revenue, respectively.
As of March 31, 2018, one just-in-time distributors represented 6.5% of the Company’s accounts receivable balance, respectively. As of December 30, 2017, one different just-in-time distributors represented 6.5% of the Company’s accounts receivable balance, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

For the three months ended March 31, 2018 and April 1, 2017, the Company recorded $8.1 million and $8.2 million, respectively, in royalty revenues from Medtronic. In exchange for these royalty payments, the Company has provided Medtronic the ability to ship its patent infringing product with a covenant not to sue Medtronic as long as Medtronic abides by the terms of the settlement agreement between the companies.
Litigation
During the third quarter of fiscal year 2017, the Company became aware that certain amounts had been paid by a foreign government customer to the Company’s former appointed foreign agent in connection with a foreign government tender, but had not been remitted by such agent to the Company in accordance with the agency agreement. On December 28, 2017, the Company initiated arbitration proceedings against this foreign agent after unsuccessful attempts to recover such remittances. As a result, the Company recorded a net charge of approximately $10.5 million during the fourth quarter of fiscal year 2017 in connection with this dispute, of which $0.4 million was recovered during the three months ended March 31, 2018. Although the Company intends to vigorously pursue full recovery of the amounts owed by the foreign agent through these arbitration proceedings, as well as explore other avenues for recovery, there is no guarantee that the Company will be successful in these efforts.
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
On January 2, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California by Physicians Healthsource, Inc. (PHI). The complaint alleges that the Company sent unsolicited facsimile advertisements in violation of the Junk Fax Protection Act of 2005 and related regulations. The complaint seeks $500 for each alleged violation, treble damages if the District Court finds the alleged violations to be knowing, plus interest, costs and injunctive relief. On April 14, 2014, the Company filed a motion to stay the case pending a decision on a related petition filed by the Company with the Federal Communications Commission (FCC). On May 22, 2014, the District Court granted the motion and stayed the case pending a ruling by the FCC on the petition. On October 30, 2014, the FCC granted some of the relief and denied some of the relief requested in the Company’s petition. Both parties appealed the FCC’s decision on the petition. On November 25, 2014, the District Court granted the parties’ joint request that the stay remain in place pending a decision on the appeal. On March 31, 2017, the D.C. Circuit Court of Appeals vacated and remanded the FCC’s decision, holding that the applicable FCC rule was unlawful to the extent it requires opt-out notices on solicited faxes. On April 28, 2017, PHI filed a petition seeking rehearing by the D.C. Circuit Court of Appeals. The D.C. Circuit Court of Appeals denied the requested rehearing on June 6, 2017. The plaintiffs filed a petition for a writ of certiorari with the United States Supreme Court on September 5, 2017 seeking review of the D.C. Circuit Court of Appeals’ decision. The Company and the FCC filed oppositions to this petition on January 16, 2018. On February 20, 2018, the Supreme Court denied certiorari. The District Court lifted the stay on April 9, 2018 and set a scheduling conference for May 14, 2018. The Company believes it has good and substantial defenses to the claims in the District Court litigation, but there is no guarantee that the Company will prevail. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying condensed consolidated financial statements.
On January 31, 2014, an amended putative class action complaint was filed against the Company in the U.S. District Court for the Northern District of Alabama by and on behalf of two participants in the Surfactant, Positive Pressure, and Oxygenation Randomized Trial at the University of Alabama. On April 21, 2014, a further amended complaint was filed adding a third participant. The complaint alleges product liability and negligence claims in connection with pulse oximeters the Company modified and provided at the request of study investigators for use in the trial. On August 13, 2015, the U.S. District Court for the Northern District of Alabama granted summary judgment in favor of the Company on all claims. The plaintiffs appealed the U.S. District Court for the Northern District of Alabama’s decision. The appellate hearing before the Eleventh Circuit Court of Appeals was held on December 13, 2016. On March 3, 2018, the Eleventh Circuit Court of Appeals affirmed the decision of the U.S. District Court for the Northern District of Alabama. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying consolidated financial statements.

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
17. Segment Information and Enterprise Reporting
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
The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended
	March 31, 2018		April 1, 2017 As Adjusted
Geographic area by destination:
United States	$141,040	69.0%	$128,789	70.5%
Europe, Middle East and Africa	44,046	21.6	30,790	16.9
Asia and Australia	12,906	6.3	16,583	9.1
North and South America (excluding United States)	6,397	3.1	6,304	3.5
Total product revenue	$204,389	100.0%	$182,466	100.0%
The Company’s consolidated long-lived assets (total non-current assets excluding deferred taxes, goodwill and intangible assets) by geographic area are (in thousands, except percentages):

	March 31, 2018		December 30, 2017 As Adjusted
Long-lived assets by geographic area:
United States	$270,531	95.5%	$265,678	95.6%
International	12,756	4.5	12,342	4.4
Total	$283,287	100.0%	$278,020	100.0%

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

18. Income Taxes
The Company has provided for income taxes in fiscal year 2017 interim periods based on the estimated effective income tax rate for the complete fiscal year and adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended March 31, 2018 and April 1, 2017, the Company recorded discrete tax benefits of approximately $3.1 million and $15.1 million, respectively, related to excess tax benefits realized from stock-based compensation.
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
As of March 31, 2018, the liability for income taxes associated with uncertain tax positions was approximately $16.5 million. If fully recognized, approximately $15.5 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
The Company conducts business in multiple jurisdictions and, as a result, one or more of the Company’s subsidiaries files income tax returns in U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters through fiscal year 2013. All material state, local and foreign income tax matters have been concluded through fiscal year 2010. The Company does not believe that the results of any tax authority examination would have a significant impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to our stock repurchase program; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” the negative versions of these terms and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission (SEC) filings, including our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, which we filed with the SEC on February 28, 2018. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.
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
Our core business is Measure-through Motion and Low Perfusion® pulse oximetry, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry. Our product offerings have expanded significantly over the years to also include noninvasive monitoring of blood constituents with an optical signature, optical regional oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring and exhaled gas monitoring. In addition, we have developed the Root™ patient monitoring and connectivity platform, the Radical-7® and Rad-97™ bedside and portable patient monitors and the Radius-7® wearable wireless patient monitor. We have also developed the Patient SafetyNet supplemental remote patient surveillance and monitoring system, which currently allows up to 200 patients to be monitored and viewed simultaneously and remotely through a PC-based monitor or by care providers through their pagers, voice-over-IP phones or smartphones. For an overview of our product offerings and technologies, please refer to “Business” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the SEC on February 28, 2018.
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
In January 2018, we announced the CE Mark and release of RD rainbow Lite SET™ sensors, which enable the monitoring of ORi™ and RPVi™, an improved PVi® that allows clinicians to assess fluid responsiveness noninvasively and continuously at a fraction of the cost of invasive methods, and at a fraction of the cost of rainbow® sensors. Rainbow Lite™ sensors utilize twice as many wavelengths of light as SET®    sensors, allowing rainbow Lite™ sensors to provide ORi™ and RPVi™ along with Masimo SET® Measure-through Motion and Low Perfusion™ pulse oximetry.

We also announced in January 2018 that the Rad-97™ Pulse CO-Oximeter® had received FDA 510(k) clearance for home use. The Rad-97™ offers Masimo noninvasive and continuous monitoring through Measure-through Motion and Low Perfusion™ SET® pulse oximetry and upgradeable rainbow® technologies in a compact, standalone monitor that combines advanced connectivity and communication capabilities for telehealth, with an interface easily customized for use at home.
Our Next Generation SedLine® brain function monitoring also received FDA 510(k) clearance in January 2018. SedLine® helps clinicians monitor the state of the brain under anesthesia with bilateral acquisition and processing of four leads of electroencephalogram (EEG) signals. Next Generation SedLine® features an enhanced signal processing engine, driving a variety of performance improvements and helping give clinicians a more complete picture of the brain.
In March 2018, we announced the release of Replica™, an application for smart phones and tablets that works in conjunction with Masimo Patient SafetyNet, a supplemental remote monitoring and clinician notification system. Replica™ allows clinicians to view continuous monitoring data for multiple patients, as well as view and respond to alarms and alerts, all from their smart phones, regardless of location.
Also in March 2018, we announced the CE Mark of Eve™, a critical congenital heart disease (CCHD) newborn screening application for the Rad-97™ Pulse CO-Oximeter®. Eve™combines the power of Masimo SET® Measure-through Motion and Low Perfusion™ pulse oximetry with a pre-ductal to post-ductal synchronization algorithm designed to reduce calculation errors.
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
Stock Repurchase Program
In September 2015, our board of directors (Board) authorized a stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. As of March 31, 2018, approximately 1.9 million shares remained authorized for repurchase under this program.
Our stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. For additional information regarding our current stock repurchase program, see Note 14 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations(1)
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended
	March 31, 2018	Percentage of Revenue	April 1, 2017 As Adjusted	Percentage of Revenue
Revenue:
Product	$204,389	96.0%	$182,466	92.8%
Royalty and other revenue	8,564	4.0	14,177	7.2
Total revenue	212,953	100.0	196,643	100.0
Cost of goods sold	69,292	32.5	64,229	32.7
Gross profit	143,661	67.5	132,414	67.3
Operating expenses:
Selling, general and administrative	71,175	33.4	66,087	33.6
Research and development	18,601	8.7	14,176	7.2
Total operating expenses	89,776	42.2	80,263	40.8
Operating income	53,885	25.3	52,151	26.5
Non-operating income	1,647	0.8	874	0.4
Income before provision for income taxes	55,532	26.1	53,025	27.0
Provision for income taxes	9,902	4.6	1,492	0.8
Net income	$45,630	21.4%	$51,533	26.2%
Comparison of the Three Months ended March 31, 2018 to the Three Months ended April 1, 2017(1)
Revenue. Total revenue increased $16.3 million, or 8.3%, to $213.0 million for the three months ended March 31, 2018 from $196.6 million for the three months ended April 1, 2017. The following table details our total product revenues by the geographic area to which the products were shipped for each of the three months ended March 31, 2018 and April 1, 2017 (dollars in thousands):

	Three Months Ended
	March 31, 2018		April 1, 2017 As Adjusted		Increase/ (Decrease)	Percentage Change
United States	$141,040	69.0%	$128,789	70.5%	$12,251	9.5%
Europe, Middle East and Africa	44,046	21.6	30,790	16.9	13,256	43.1
Asia and Australia	12,906	6.3	16,583	9.1	(3,677)	(22.2)
North and South America (excluding United States)	6,397	3.1	6,304	3.5	93	1.5
Total product revenue	$204,389	100.0%	$182,466	100.0%	$21,923	12.0%
Royalty and other revenue	8,564		14,177		(5,613)	(39.6)
Total revenue	$212,953		$196,643		$16,310	8.3%
Product revenue increased $21.9 million, or 12.0%, to $204.4 million for the three months ended March 31, 2018, compared to $182.5 million for the three months ended April 1, 2017. This increase was primarily due to higher sales of consumables, as well as the impact of approximately $3.8 million of favorable foreign exchange rate movements from the prior year period that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies, primarily in Europe. These increases were partially offset by lower sales of monitors and software parameters. During the first quarter of 2018, we shipped approximately 53,600 SET® noninvasive technology boards and monitors.
_______________

(1)
Certain information presented for periods ending prior to December 31, 2017 has been restated to reflect the full retrospective application of the new revenue accounting standard, Accounting Standards Update (ASU) No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (ASU 2014-09). See Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our adoption of this new accounting standard.

Product revenue generated through our direct and distribution sales channels increased $19.6 million, or 12.3%, to $178.9 million for the three months ended March 31, 2018, compared to $159.3 million for the three months ended April 1, 2017. Revenues from our OEM channel increased $2.3 million, or 9.9%, to $25.5 million for the three months ended March 31, 2018 as compared to $23.2 million for the three months ended April 1, 2017.
Royalty and other revenue consists primarily of royalties received from Medtronic plc (Medtronic, formerly Covidien Ltd.) related to its U.S. sales pursuant to the terms of our settlement agreement, and revenue from non-recurring engineering (NRE) services for certain OEM customers. The $5.6 million decrease in royalty and other revenue for the three months ended March 31, 2018 compared to the three months ended April 1, 2017 primarily related to lower NRE service revenue.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the three months ended March 31, 2018 and April 1, 2017 was as follows (dollars in thousands):

	Three Months Ended
	March 31, 2018	Gross Profit Percentage	April 1, 2017 As Adjusted	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product gross profit	$135,271	66.2%	$119,428	65.5%	$15,843	13.3%
Royalty and other revenue gross profit	8,390	98.0	12,986	91.6	(4,596)	(35.4)
Total gross profit	$143,661	67.5%	$132,414	67.3%	$11,247	8.5%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $5.1 million for the three months ended March 31, 2018, compared to the three months ended April 1, 2017, primarily due to increased product revenue and inventory valuation adjustments associated with certain product transitions. Product gross margins increased slightly to 66.2% for the three months ended March 31, 2018 compared to 65.5% for the three months ended April 1, 2017, primarily due to favorable product mix. Royalty and other revenue gross profit decreased by $4.6 million for the three months ended March 31, 2018 compared to the three months ended April 1, 2017, primarily due to lower NRE service revenue.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended March 31, 2018 and April 1, 2017 were as follows (dollars in thousands):

Selling, General and Administrative
Three Months Ended March 31, 2018	Percentage of Net Revenues	Three Months Ended April 1, 2017 As Adjusted	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$71,175	33.4%	$66,087	33.6%	$5,088	7.7%
Selling, general and administrative expenses increased $5.1 million, or 7.7%, for the three months ended March 31, 2018, compared to the three months ended April 1, 2017. This increase was primarily attributable to higher employee payroll and benefit expenses of approximately $5.8 million, higher selling and marketing related costs of approximately $1.2 million and higher occupancy costs of approximately $1.0 million, which were partially offset by lower legal and professional fees of $1.2 million and lower employee travel-related expenses of $1.0 million. Stock-based compensation expense of approximately $4.0 million and $2.1 million was included in selling, general and administrative expenses for the three months ended March 31, 2018 and April 1, 2017, respectively.
Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended March 31, 2018 and April 1, 2017 were as follows (dollars in thousands):

Research and Development
Three Months Ended March 31, 2018	Percentage of Net Revenues	Three Months Ended April 1, 2017 As Adjusted	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$18,601	8.7%	$14,176	7.2%	$4,425	31.2%

Research and development expenses increased $4.4 million, or 31.2%, for the three months ended March 31, 2018, compared to the three months ended April 1, 2017, primarily due to higher employee payroll and benefit expenses of approximately $3.1 million and lower allocations related to NRE service costs of approximately $1.0 million. Included in research and development expenses was approximately $1.2 million and $0.7 million of stock-based compensation expense for the three months ended March 31, 2018 and April 1, 2017, respectively.
Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange losses. Non-operating income for the three months ended March 31, 2018 and April 1, 2017 was as follows (dollars in thousands):

Non-operating Income (Expense)
Three Months Ended March 31, 2018	Percentage of Net Revenues	Three Months Ended April 1, 2017 As Adjusted	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$1,647	0.8%	$874	0.4%	$773	88.4%
Non-operating income increased by $0.8 million for the three months ended March 31, 2018, compared to the three months ended April 1, 2017. Non-operating income for the three months ended March 31, 2018 consisted of approximately $1.1 million of net realized and unrealized gains on foreign currency denominated transactions and approximately $0.5 million of net interest income. Non-operating income for the three months ended April 1, 2017 consisted of approximately $0.6 million of net realized and unrealized gains on foreign currency denominated transactions and approximately $0.3 million in net interest income.
Provision for Income Taxes. Our provision for income taxes for the three months ended March 31, 2018 and April 1, 2017 was as follows (dollars in thousands)

Provision for Income Taxes
Three Months Ended March 31, 2018	Percentage of Net Revenues	Three Months Ended April 1, 2017 As Adjusted	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$9,902	4.6%	$1,492	0.8%	$8,410	563.7%
For the three months ended March 31, 2018, we recorded a provision for income taxes of approximately $9.9 million, or an effective tax rate of 17.8%, as compared to a provision for income taxes of approximately $1.5 million, or an effective tax rate of 2.8%, for the three months ended April 1, 2017. The increase in the effective tax rate for the three months ended March 31, 2018, resulted primarily from a decrease of approximately $12.0 million related to excess tax benefits realized from stock-based compensation pursuant to ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) compared to similar excess tax benefits realized during the three months ended April 1, 2017. This increase was partially offset by the impact of a net decrease in the overall U.S. federal effective tax rate pursuant to various provisions within the Tax Cuts and Jobs Act of 2017.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances and future funds expected to be generated from operations. At March 31, 2018, we had approximately $465.4 million in working capital and approximately $369.5 million in cash and cash equivalents as compared to approximately $430.0 million in working capital, as adjusted, and approximately $315.3 million in cash and cash equivalents at December 30, 2017. We carry cash equivalents at cost that approximates fair value. We currently do not maintain an investment portfolio but have the ability to invest in various security holdings, types and maturities that meet credit quality standards in accordance with our investment guidelines.
As of March 31, 2018, we had cash totaling $177.0 million held outside of the U.S., all of which was accessible without additional tax cost. We currently have sufficient domestic funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our domestic operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

Cash Flows(2)
The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Net cash (used in) provided by:
Operating activities	$71,995	$13,898
Investing activities	(7,371)	(5,227)
Financing activities	(10,232)	27,221
Effect of foreign currency exchange rates on cash	(225)	414
Increase (decrease) in cash, cash equivalents and restricted cash	$54,167	$36,306
Operating Activities. Cash provided by operating activities was approximately $72.0 million for the three months ended March 31, 2018. Net income from operations was $45.6 million, which was offset by non-cash activity, including depreciation and amortization of $5.2 million and stock-based compensation of $5.3 million. Additional sources of cash included an decrease in accounts receivable of $17.8 million, primarily due to the timing of cash receipts; increases in income taxes payable, accounts payable and accrued liabilities of $6.3 million, $2.4 million and $2.2 million, respectively, primarily due to the timing of payments; an increase in deferred revenue and other contract-related liabilities of $2.4 million; and a decrease in inventory of $1.1 million. These sources of cash were offset by other changes in operating assets and liabilities, including a decrease in accrued compensation of $11.1 million, primarily due to the timing of payments and an increase in deferred costs and other contract assets of $5.7 million.
Cash provided by operating activities was approximately $13.9 million for the three months ended April 1, 2017, arising primarily from net income of $51.5 million. Non-cash activity included depreciation and amortization of $4.7 million, stock-based compensation of $2.9 million. These sources of cash were primarily offset by other changes in operating assets and liabilities, including decreases in accrued compensation and income taxes payable of $19.1 million, and $4.8 million, respectively, primarily due to the timing of payments; a decrease in deferred revenue and other contract-related liabilities of $4.0 million; and increases in deferred costs and other contract assets, inventory and other current assets of $7.6 million, $7.4 million and $3.1 million, respectively.
Investing Activities. Cash used in investing activities for the three months ended March 31, 2018 was approximately $7.4 million, consisting of $3.8 million for purchases of property and equipment and capitalized intangible asset costs of $3.6 million, related primarily to patent and trademark costs. Cash used in investing activities for the three months ended April 1, 2017 was approximately $5.2 million, consisting of $4.4 million for purchases of property and equipment and capitalized intangible asset costs of $0.8 million related to patent and trademark costs.
Financing Activities. Cash used by financing activities for the three months ended March 31, 2018 was approximately $10.2 million, driven primarily by settlements of common stock repurchase transactions totaling $18.5 million, which were partially offset by settlement proceeds from the issuance of common stock related to employee equity awards of $8.4 million. Cash provided by financing activities for the three months ended April 1, 2017 was approximately $27.2 million, primarily driven by settlement proceeds from the issuance of common stock related to employee equity awards of approximately $27.3 million.
Capital Resources and Prospective Capital Requirements
In September 2015, the Board authorized a stock repurchase program for the repurchase of up to 5.0 million shares of our common stock over a period of up to three years. The stock repurchase program may be carried out at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions.  As of March 31, 2018, approximately 1.9 million shares remained authorized for repurchase under this stock repurchase program. For additional information regarding our stock repurchase program, see Note 14 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

______________

(2)
Certain information presented for periods ending prior to December 31, 2017 has been restated to reflect the full retrospective application of the new revenue accounting standard, ASU 2014-09. See Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our adoption of this new accounting standard.

We anticipate funding our future operating, investing and financing activities through our available cash, cash expected to be generated from future operations and other potential sources of capital. In addition to funding our working capital requirements, we anticipate additional capital expenditures during fiscal year 2018, primarily related to investments in infrastructure growth. Possible additional uses of cash may include the acquisition of technologies or technology companies, as well as repurchases of stock under our authorized stock repurchase program. However, any repurchases of stock will be subject to numerous factors, including the availability of our stock, general market conditions, the trading price of our stock, available capital, alternative uses for capital and our financial performance. In addition, the amount and timing of our actual investing activities will vary significantly depending on numerous factors, including the timing and amount of capital expenditures, costs of product development efforts, our timetable for international sales operations and manufacturing expansion, stock repurchase activity and costs related to our domestic and international regulatory requirements. Despite these investment requirements, we anticipate that our existing cash and cash equivalents will be sufficient to meet our working capital requirements, capital expenditures and other operational funding needs for at least the next 12 months.
Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we engaged in these relationships. As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
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
Effective December 31, 2017, we adopted ASU 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers. A description of our updated accounting policies pursuant to Accounting Standards Codification (ASC) Topic 606 (ASC 606) is included below:
Revenue Recognition and Deferred Revenue
ASC 606 provides a single, principles-based five-step model to be applied to all contracts with customers, and generally provides for the recognition of revenue in an amount that reflects the consideration to which we expect to be entitled when control over the promised goods or services are transferred to the customer, net of allowances for estimated returns, discounts or sales incentives, as well as taxes collected from customers that are remitted to government authorities.
We derive the majority of our product revenue from four primary sources: (i) direct sales under long-term sensor purchase agreements (LT Sensor Contracts) with end-user hospitals where we provide up-front monitoring equipment at no up-front charge in exchange for a multi-year sensor purchase commitment, (ii) other direct sales of noninvasive monitoring solutions to end-user hospitals, emergency medical response organizations and other direct customers; (iii) sales of noninvasive monitoring solutions to distributors who then typically resell to end-user hospitals, emergency medical response organizations and other customers; and (iv) sales of integrated circuit boards to OEM customers who incorporate the Company’s embedded software technology into their multiparameter monitoring devices. Subject to customer credit considerations, the majority of such sales are made on open account using industry standard payment terms based on the geography within which the specific customer is located.

We enter into agreements to sell our monitoring solutions and services, sometimes as part of arrangements with multiple performance obligations that include various combinations of products and services. In the case of contracts with multiple performance obligations, the authoritative guidance provides that the total consideration be allocated to each performance obligation on the basis of relative standalone selling prices. When a standalone selling price is not readily observable, we estimate the standalone selling price by considering multiple factors including, but not limited to, features and functionality of the product, geographies, type of customer, contractual prices pursuant to Group Purchasing Organization (GPO) contracts, our pricing and discount practices, and other market conditions.
While the majority of our sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation and analysis is required to determine the appropriate accounting, including: (i) the amount of the total consideration, including variable consideration, (ii) how the arrangement consideration should be allocated to each performance obligation when multiple performance obligations exist, including the determination of standalone selling price, (iii) when to recognize revenue on the performance obligations, and (iv) whether uncompleted performance obligations are essential to the functionality of the completed performance obligations. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.
Sales under LT Sensor Contracts are generally structured such that we agree to provide at no up-front charge certain monitoring-related equipment, software, installation, training and/or warranty support in exchange for the hospital’s agreement to purchase sensors over the term of the agreement, which generally ranges from three to six years. Pursuant to the authoritative guidance, we generally recognize revenue related to performance obligations related to software parameters under LT Sensor Contracts with fixed annual commitments at the time such software is delivered to the customer. Revenue allocable to performance obligations related to sensors and monitoring-related equipment under LT Sensor Contracts is generally recognized as the sensors are delivered to the customer over the life of the contract.
Revenue from direct sales of our products to end-user hospitals, emergency medical response organizations and other direct customers, as well as to distributors, is generally recognized either at the time of delivery or at shipment, based upon the terms of the contract or underlying purchase order.
Sales of integrated circuit boards and other products to our OEMs are generally recognized as revenue at the time of shipment. Revenue related to OEM rainbow® parameter software licenses is generally recognized upon shipment of the OEM’s product to its customers, as reported to us by the OEM.
We provide certain customers with various sales incentives that may take the form of discounts or rebates. We estimate and provide allowances for these programs as a reduction to revenue at the time of sale. In general, customers do not have a right of return for credit or refund. However, we allow returns under certain circumstances. At the end of each period, we estimate and accrue for these returns as a reduction to revenue. We estimate the revenue constraints related to these forms of variable consideration based on various factors, including expected purchasing volumes, prior sales and returns history, and specific contractual terms and limitations.
The majority of our royalty revenue arises from one agreement and is due and payable quarterly in arrears. An estimate of these royalty revenues is recorded quarterly in the period earned based on historical results, adjusted for any new information or trends known to management at the time of estimation. This estimated revenue is adjusted prospectively when we receive the royalty report, approximately sixty days after the end of the previous quarter. We also recognize revenue from time-to-time related to NRE services provided to certain OEM customers. NRE revenue is generally recognized on a proportionate basis as the costs of performing such services are incurred by the Company.
Other Critical Accounting Policies
There have been no material changes to any of our other critical accounting policies during the three months ended March 31, 2018. For a description of these critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the SEC on February 28, 2018.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. We do not believe our cash equivalents are subject to significant interest rate risk due to their short terms to maturity. As of March 31, 2018, the carrying value of our cash equivalents approximated fair value. We currently do not have any significant risks associated with interest rates fluctuations related to interest expense. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Therefore, declines in interest rates over time will reduce our interest income while increases in interest rates will increase our interest income. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments and interest by approximately $0.1 million for each $10.0 million in interest-bearing investments.
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
We are also exposed to foreign currency gains or losses on outstanding foreign currency denominated receivables and payables that arise in connection with such revenues and costs for the period of time between when these receivables and payables arise and the time that they are settled in cash. Realized and unrealized foreign currency gains or losses on these transactions are included in our statements of comprehensive income as incurred. Furthermore, other transactions between us or our subsidiaries and a third-party, denominated in a currency different from the functional currency, are foreign currency transactions. Realized and unrealized foreign currency gains or losses on these transactions are included in our statements of comprehensive income as incurred, and are converted to U.S. Dollars at the average exchange rates for a respective period.
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
Our primary foreign currency exchange rate exposures are with the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound and Mexican Peso against the U.S. Dollar. Foreign currency exchange rates have experienced significant movements in recent years, and such volatility may continue in the future. During the three months ended March 31, 2018, we estimate that changes in the exchange rates of the U.S. Dollar, relative primarily to the Euro and British Pound, unfavorably impacted our revenues by $3.8 million when compared to foreign exchange rates from the prior year period. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of March 31, 2018 would have resulted in an estimated reduction of $7.0 million in reported pre-tax income for the three months ended March 31, 2018. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.

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
Our adoption of the new revenue accounting standard pursuant to ASU 2014-09 resulted in certain modifications to various internal controls related to the reporting of revenue, cost of goods sold, deferred revenue and deferred costs during the quarter ended March 31, 2018. Such internal control modifications were not significant. Accordingly, there has been no change in our internal controls over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 16 to the condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors
Before you decide to invest or maintain an interest in our common stock, you should consider carefully the risks described below, which have been updated since the filing of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the Securities and Exchange Commission (SEC) on February 28, 2018, together with the other information contained in this Quarterly Report on Form 10-Q, and any recent Current Reports on Form 8-K. We believe the risks described below are the risks that are material to us as of the date of this Quarterly Report on Form 10-Q. Other risks and uncertainties, including those not presently known to us or that we do not currently consider material, may also impair our business operations. If any of the following risks comes to fruition, our business, financial condition, results of operations and growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment or interest.
Risk factors marked with an asterisk (*) below include a substantive change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the SEC on February 28, 2018.
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
These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. For the three months ended March 31, 2018 and April 1, 2017, shipments of our pulse oximetry products to customers that are members of GPOs represented approximately $119.0 million and $99.7 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
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
We have a concentration of OEM, distribution and direct customers. We cannot provide any assurance that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results. For the three months ended March 31, 2018 and April 1, 2017, we had sales through two just-in-time distributors, which in total represented approximately 24.3% and 25.9% of our total revenue, respectively.
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

The Physician Payment Sunshine Act (the Sunshine Act), which was enacted by Congress as part of the Patient Protection and Affordable Care Act (the Affordable Care Act) in March 2010, requires medical device companies to track and publicly report, with limited exceptions, all payments and transfers of value to physicians and teaching hospitals in the U.S. Implementing regulations for these tracking and reporting obligations were finalized in 2013, and companies have, since August 2013, been required to track payments made. If we fail to comply with the data collection and reporting obligations imposed by the Sunshine Act, we may be subject to substantial civil monetary penalties.
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
Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that, as of March 31, 2018, a number of our stockholders, including certain of our directors and executive officers, continue to own shares of Cercacor stock. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor.
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
In addition, a change in accounting pronouncements or taxation rules or practices, or the interpretation of them by the SEC or other regulatory bodies, could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Specifically, on December 22, 2017, the 2017 Tax Act was signed into law. The 2017 Tax Act, which took effect on January 1, 2018, includes a number of changes to existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%, a one-time transition tax on the “deemed repatriation” of cumulative undistributed foreign earnings as of December 31, 2017 and changes in the prospective taxation of the foreign operations of U.S. multinational companies. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will be able to issue administrative guidance on the changes made in the 2017 Tax Act. Accordingly, given the complexity and lack of specificity related to certain provisions of the 2017 Tax Act, we made certain estimates and assumptions in connection with the calculation of our provision for income taxes for the year ended December 30, 2017. We continue to evaluate the impact of the 2017 Tax Act on our business, financial condition and results of operations. For additional information related to the impact of the 2017 Tax Act on our tax provision and tax rate, please see Note 16 of our consolidated financial statements included in Part IV, Item 15(a) of our Annual Report on Form 10-K, for the fiscal year ended December 30, 2017, filed with the SEC on February 28, 2018.
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. See “Critical Accounting Estimates” contained in Part I, Item 2 of this Quarterly Report on Form 10-Q and Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, which we filed with the SEC on February 28, 2018, for additional information about these methods, estimates and judgments.
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
We derive a portion of our net sales from international operations. For the three months ended March 31, 2018 and April 1, 2017, approximately 31.0% and 29.4%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we could be exposed to potentially significant penalties if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.
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
In addition, our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include, but are not limited to:

•	the imposition of additional U.S. and foreign governmental controls or regulations;

•	the imposition of costly and lengthy new export licensing requirements;

•	a shortage of high-quality sales people and distributors;

•	the loss of any key personnel that possess proprietary knowledge, or who are otherwise important to our success in certain international markets;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of new trade restrictions;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	scrutiny of foreign tax authorities, which could result in significant fines, penalties and additional taxes being imposed on us;

•	pricing pressure that we may experience internationally;

•	changes in foreign currency exchange rates;

•	laws and business practices favoring local companies;

•	political instability and actual or anticipated military or political conflicts;

•	financial and civil unrest worldwide;

•	outbreaks of illnesses, pandemics or other local or global health issues such as the Zika virus;

•	the inability to collect amounts paid by foreign government customers to our appointed foreign agents;

•	longer payment cycles, increased credit risk and different collection remedies with respect to receivables; and

•	difficulties in enforcing or defending intellectual property rights.
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
Our products are predominantly used in patient care and expose us to product liability claims and product recalls, including, but not limited to, those that may arise from unauthorized off-label use, which is use of a device in a manner outside the indications for use cleared by the FDA, malfunctions, design flaws or manufacturing defects related to our products or the use of our products with incompatible components or systems. We cannot be certain that our product liability insurance will be sufficient to cover any or all damages for product liability claims that may be brought against us in the future. Furthermore, we may not be able to obtain or maintain insurance in the future at satisfactory rates or in adequate amounts to protect us against any product liability claims.
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
We have acquired six businesses since our inception and we may acquire additional businesses in the future, which may be larger in magnitude than our previous acquisitions. Successful acquisitions depend upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. Future acquisitions may require equity financing, either of which could be dilutive to our existing stockholders and our earnings per share, or debt financing. Even if we complete acquisitions, we may experience:

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
There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From January 2, 2018 to March 31, 2018, our closing stock price ranged from $82.06 to $95.19 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
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
As of March 31, 2018, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 12.5% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and Board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
*Our investors could experience substantial dilution of their investments as a result of subsequent exercises of our outstanding options, vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs), or the grant of future equity awards by us.

As of March 31, 2018, approximately 13.4 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 6.8 million shares were subject to options outstanding at such date at a weighted-average exercise price of $38.50 per share, approximately 2.7 million shares were subject to outstanding RSUs, approximately 0.3 million shares were subject to outstanding PSUs and approximately 3.6 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 24 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution. We rely on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.
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

In September 2015, our Board authorized a stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years. As of March 31, 2018, approximately 1.9 million shares remained available for repurchase under this program. Any repurchase of our common stock will be at the discretion of a committee comprised of our Chief Executive Officer and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our Board may modify or amend our stock repurchase program at any time at its discretion without stockholder approval.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases and Withholdings of Equity Securities
During the quarter ended March 31, 2018, we effected stock repurchases pursuant to our stock repurchase program. In addition, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of performance share units by withholding a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the tax withholding obligations from the shares of our common stock being issued in connection with such award. Shares repurchased by us or withheld to satisfy tax withholding obligations during each fiscal month of the quarter ended March 31, 2018 were as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
December 31, 2017 to January 25, 2018	2,801		$85.01		2,801	2,094,439
January 26, 2018 to February 25, 2018	193,224		84.11		193,224	1,901,215
February 26, 2018 to March 31, 2018	1,955	(2)	86.08	(2)	—	1,901,215
Total	197,980		$84.14		196,025	1,901,215
______________

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

(2)
Comprised solely of shares of our common stock withheld from employees to satisfy tax withholding obligations. Average price paid price share represents fair market value of our common stock on the date of withholding.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.1)
3.2	(2)	Amended and Restated Bylaws adopted on October 20, 2011 (Exhibit 3.2)
4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)
4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999, between Masimo Corporation and certain of its stockholders (Exhibit 4.2)
4.3#	(3)	Masimo Retirement Savings Plan (Exhibit 4.7)
10.1#*		Offer Letter, dated April 17, 2002, between the Company and Bilal Muhsin
10.2#*		Offer Letter, dated December 15, 2017, between the Company and Tao Levy
10.3#*		2007 Severance Protection Plan Participation Agreement, dated March 26, 2018, by and between the Company and Bilal Muhsin
10.4#*		2007 Severance Protection Plan Participation Agreement, dated March 16, 2018, by and between the Company and Tao Levy
12.1*		Statement Regarding the Computation of Ratio of Earnings to Fixed Charges
31.1*		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*		Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*		Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 30, 2017, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and April 1, 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and April 1, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and April 1, 2017, and (v) Notes to Condensed Consolidated Financial Statements.
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

MASIMO CORPORATION

Date: May 4, 2018	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: May 4, 2018	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer