Form 10-Q
period 2018-06-30
MASIMO CORP
filed 2018-08-01
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of June 30, 2018
Common stock, $0.001 par value	52,170,056

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	June 30, 2018	December 30, 2017 As Adjusted
ASSETS
Current assets
Cash and cash equivalents	$429,647	$315,302
Accounts receivable, net of allowance for doubtful accounts of $1,694 and $2,116 at June 30, 2018 and December 30, 2017, respectively.	98,290	118,532
Inventories	90,848	92,259
Other current assets	35,085	33,601
Total current assets	653,870	559,694
Deferred costs and other contract assets	116,986	109,256
Property and equipment, net	164,027	164,096
Intangible assets, net	27,979	27,123
Goodwill	19,914	20,617
Deferred tax assets	20,259	19,981
Other non-current assets	4,281	4,668
Total assets	$1,007,316	$905,435
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$34,892	$33,780
Accrued compensation	36,670	39,515
Accrued and other current liabilities	22,832	24,254
Deferred revenue and other contract-related liabilities, current	34,990	32,105
Total current liabilities	129,384	129,654
Other non-current liabilities	52,742	51,757
Total liabilities	182,126	181,411
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at June 30, 2018 and December 30, 2017	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 52,170 and 51,636 shares issued and outstanding at June 30, 2018 and December 30, 2017, respectively	52	52
Treasury stock, 15,255 and 15,059 shares at June 30, 2018 and December 30, 2017, respectively	(489,027)	(472,536)
Additional paid-in capital	493,149	461,494
Accumulated other comprehensive loss	(5,997)	(2,941)
Retained earnings	827,013	737,955
Total stockholders’ equity	825,190	724,024
Total liabilities and stockholders’ equity	$1,007,316	$905,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017 As Adjusted	June 30, 2018	July 1, 2017 As Adjusted
Revenue:
Product	$202,004	$179,727	$406,393	$362,193
Royalty and other revenue	9,617	12,579	18,181	26,756
Total revenue	211,621	192,306	424,574	388,949
Cost of goods sold	69,474	65,405	138,766	129,634
Gross profit	142,147	126,901	285,808	259,315
Operating expenses:
Selling, general and administrative	71,418	66,670	142,593	132,756
Research and development	19,117	16,382	37,718	30,559
Total operating expenses	90,535	83,052	180,311	163,315
Operating income	51,612	43,849	105,497	96,000
Non-operating income	1,405	158	3,052	1,032
Income before provision (benefit) for income taxes	53,017	44,007	108,549	97,032
Provision (benefit) for income taxes	9,164	(1,131)	19,066	361
Net income	$43,853	$45,138	$89,483	$96,671

Net income per share:
Basic	$0.84	$0.87	$1.72	$1.89
Diluted	$0.79	$0.80	$1.60	$1.73

Weighted-average shares used in per share calculations:
Basic	51,999	51,677	52,047	51,164
Diluted	55,742	56,173	55,842	55,868
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017 As Adjusted	June 30, 2018	July 1, 2017 As Adjusted
Net income	$43,853	$45,138	$89,483	$96,671
Other comprehensive income, net of tax:
Unrealized gains (losses) from foreign currency translation adjustments	(2,785)	2,300	(3,056)	2,866
Comprehensive income	$41,068	$47,438	$86,427	$99,537
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30, 2018	July 1, 2017 As Adjusted
Cash flows from operating activities:
Net income	$89,483	$96,671
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,794	9,462
Stock-based compensation	12,049	6,142
Loss on disposal of property, equipment and intangibles	632	365
Provision for doubtful accounts	(356)	(193)
Provision for deferred income taxes	(274)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	20,209	(2,094)
Decrease (increase) in inventories	1,075	(15,615)
Increase in other current assets	(1,694)	(14,121)
Increase in deferred costs and other contract assets	(7,809)	(12,871)
Decrease in other non-current assets	430	871
Increase in accounts payable	1,820	3,138
Decrease in accrued compensation	(2,771)	(11,679)
Increase in accrued liabilities	1,776	3,600
Decrease in income tax payable	(895)	(71,496)
Increase (decrease) in deferred revenue and other contract-related liabilities	3,397	(8,424)
Increase in other non-current liabilities	33	985
Net cash provided by (used in) operating activities	127,899	(15,259)
Cash flows from investing activities:
Purchases of property and equipment, net	(9,430)	(8,512)
Increase in intangible assets	(3,643)	(1,574)
Net cash used in investing activities	(13,073)	(10,086)
Cash flows from financing activities:
Repayments of capital lease obligations	—	(70)
Proceeds from issuance of common stock	19,778	48,218
Payroll tax withholdings on behalf of employees for vested equity awards	(168)	—
Repurchases of common stock	(18,478)	—
Net cash provided by financing activities	1,132	48,148
Effect of foreign currency exchange rates on cash	(1,647)	1,825
Net increase in cash, cash equivalents, and restricted cash	114,311	24,628
Cash, cash equivalents and restricted cash at beginning of period	315,483	308,198
Cash, cash equivalents and restricted cash at end of period	$429,794	$332,826
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
The Company invented Masimo Signal Extraction Technology® (SET®), which provides the capabilities of Measure-through Motion and Low Perfusion™ pulse oximetry to address the primary limitations of conventional pulse oximetry. Over the years, the Company’s product offerings have expanded significantly to also include rainbow® Pulse CO-Oximetry, with its ability to measure and monitor carboxyhemoglobin (SpCO®), methemoglobin (SpMet®), total hemoglobin concentration (SpHb®), fractional arterial oxygen saturation (SpfO2™), Oxygen Content (SpOC™), Pleth Variability Index (PVi®), rainbow® Pleth Variability Index (RPVi™), respiration rate from the pleth (RRp®) and Oxygen Reserve Index (ORi™), as well as acoustic respiration monitoring (RRa®), electrical brain function monitoring (SedLine®) and optical gas monitoring. The Company also developed the Root™ patient monitoring and connectivity platform, the Radical-7® and Rad-97™ bedside and portable patient monitors, the Radius-7® wearable wireless patient monitor and the Masimo Patient SafetyNet1 remote patient surveillance monitoring system. These solutions and related products are based upon Masimo SET®, rainbow® and other proprietary algorithms. These software-based technologies are incorporated into a variety of product platforms depending on customers’ specifications. This technology is supported by a substantial intellectual property portfolio that the Company has built through internal development and, to a lesser extent, acquisitions and license agreements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of December 30, 2017 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (fiscal year 2017), filed with the SEC on February 28, 2018. The results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 29, 2018 (fiscal year 2018) or for any other interim period or for any future year.
As further discussed below in this Note 2 to these condensed consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (ASU 2014-09) effective December 31, 2017. All prior period amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with the new standard, as indicated by the “as adjusted” notation.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by-contract basis. There were no transfers between Level 1, Level 2 and Level 3 inputs during the six months ended June 30, 2018. The Company carries cash and cash equivalents at cost, which approximates fair value. As of June 30, 2018 and December 30, 2017, the Company had an insignificant amount of other financial assets that were required to be measured under the fair value hierarchy, the measurement of which were based on level 1 and level 2 inputs.
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
Intangible Assets
The Company’s policy is to renew its patents and trademarks. Total renewal costs for patents and trademarks for the six months ended June 30, 2018 and July 1, 2017 were $0.2 million and $0.3 million, respectively. As of June 30, 2018, the weighted-average number of years until the next renewal was one year for patents and six years for trademarks. Costs to renew patents and trademarks are capitalized and amortized over the remaining useful life of the intangible asset. The Company continually evaluates the amortization period and carrying basis of patents and trademarks to determine whether any events or circumstances warrant a revised estimated useful life or reduction in value. Capitalized application costs are charged to operations when it is determined that the patent or trademark will not be obtained or is abandoned.

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
No impairment of goodwill, intangible assets or other long-lived assets was recorded during each of the three and six months ended June 30, 2018 and July 1, 2017.
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
The Company derives the majority of its product revenue from four primary sources: (i) direct sales under long-term sensor contracts (LT Sensor Contracts) with end-user hospitals where the Company provides up-front monitoring equipment at no up-front charge in exchange for a multi-year sensor purchase commitment, (ii) other direct sales of noninvasive monitoring solutions to end-user hospitals, emergency medical response organizations and other direct customers; (iii) sales of noninvasive monitoring solutions to distributors who then typically resell to end-user hospitals, emergency medical response organizations and other customers; and (iv) sales of integrated circuit boards to OEM customers who incorporate the Company’s embedded software technology into their multiparameter monitoring devices. Subject to customer credit considerations, the majority of such sales are made on open account using industry standard payment terms based on the geography within which the specific customer is located.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
The majority of the Company’s royalty and other revenue arises from an agreement with Medtronic plc (Medtronic, formerly Covidien Ltd.) that provides for quarterly royalty payments to the Company based upon U.S. sales of certain Medtronic products. An estimate of these royalty revenues is recorded quarterly in the period earned based on historical results, adjusted for any new information or trends known to management at the time of estimation. This estimated revenue is adjusted prospectively when the Company receives the Medtronic royalty report, approximately sixty days after the end of the previous quarter. For the three months ended June 30, 2018 and July 1, 2017, the Company recognized royalty revenue pursuant to this agreement of approximately $9.1 million and $9.2 million, respectively. For the six months ended June 30, 2018 and July 1, 2017, the Company recognized royalty revenue pursuant to this agreement of approximately $17.2 million and $17.4 million, respectively.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
Product Warranty
The Company generally provides a warranty against defects in material and workmanship for a period ranging from six to forty-eight months, depending on the product type. In traditional sales activities, including direct and OEM sales, the Company establishes an accrued liability for the estimated warranty costs at the time of revenue recognition, with a corresponding provision to cost of sales. Customers may also purchase extended warranty coverage separately or as part of a LT Sensor Contract. Revenue related to extended warranty coverage is recognized over the extended life of the contract, which is reasonably expected to be the period over which such services will be provided. The related extended warranty costs are expensed as incurred.
Changes in the product warranty accrual were as follows (in thousands):

	Six Months Ended
	June 30, 2018	July 1, 2017
Warranty accrual, beginning of period	$1,149	$910
Accrual for warranties issued	643	606
Changes to pre-existing warranties (including changes in estimates)	551	(5)
Settlements made	(502)	(485)
Warranty accrual, end of period	$1,841	$1,026
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
The change in accumulated other comprehensive loss was as follows (in thousands):

Six Months Ended June 30, 2018
Accumulated other comprehensive loss, beginning of period	$(2,941)
Unrealized gains from foreign currency translation	(3,056)
Accumulated other comprehensive loss, end of period	$(5,997)
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance share units (PSUs). For the three and six months ended June 30, 2018, weighted options to purchase 1.2 million and 1.1 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For each of the three and six months ended July 1, 2017, weighted options to purchase 0.1 million shares of common stock were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For each of the three and six months ended June 30, 2018 and July 1, 2017, certain RSUs were considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of June 30, 2018 and July 1, 2017, 2.7 million weighted average shares related to such RSUs have been excluded from the calculation of potential shares.
A reconciliation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017 As Adjusted	June 30, 2018	July 1, 2017 As Adjusted
Net income	$43,853	$45,138	$89,483	$96,671
Basic net income per share:
Weighted-average shares outstanding - basic	51,999	51,677	52,047	51,164
Net income per basic share	$0.84	$0.87	$1.72	$1.89
Diluted net income per share:
Weighted-average shares outstanding - basic	51,999	51,677	52,047	51,164
Diluted share equivalent: stock options and RSUs	3,743	4,496	3,795	4,704
Weighted-average shares outstanding - diluted	55,742	56,173	55,842	55,868
Net income per diluted share	$0.79	$0.80	$1.60	$1.73

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Six Months Ended
	June 30, 2018	July 1, 2017
Cash paid during the year for:
Interest	$229	$321
Income taxes	21,771	81,662

Noncash investing and financing activities:
Unpaid purchases of property, plant and equipment	$663	$2,113
Unsettled common stock proceeds from option exercises	—	237

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$429,647	$331,448
Restricted cash	147	1,378
Total cash, cash equivalents and restricted cash shown in the statement of cash flow	$429,794	$332,826
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
Recently Adopted Accounting Pronouncements
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (ASU 2018-05). ASU 2018-05 amends certain SEC material in ASC Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act of 2017. The Company early adopted this standard with no material impact on its consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory (ASU 2016-16). The new standard eliminates the exception that allowed the income tax consequences of an intra-entity transfer of assets other than inventory to be deferred until the transferred asset was sold to a third party or otherwise recovered through use, and now requires recognition of such income tax consequences at the time the non-inventory asset is transferred. ASU 2016-16 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017. The standard required companies to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. Accordingly, the Company recorded a $0.4 million decrease to retained earnings and a corresponding increase to deferred tax assets of $0.1 million, and a decrease to prepaid taxes of $0.5 million as of December 31, 2017.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
The reconciliations below reflect the adoption of ASC 606, the adoption of ASU 2016-16 and certain other immaterial reclassifications (in thousands, except per share amounts):

Condensed Consolidated Balance Sheet:	December 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Accounts receivable	$121,309	$(2,777)	$118,532
Inventories	95,944	(3,685)	92,259
Other current assets	31,563	2,038	33,601
Deferred costs and other contract assets	99,600	9,656	109,256
Deferred tax assets	23,898	(3,917)	19,981
Other non-current assets	10,782	(6,114)	4,668
Accrued and other liabilities	42,344	(18,090)	24,254
Deferred revenue and other contract liabilities, current	35,929	(3,824)	32,105
Retained earnings	720,842	17,113	737,955

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Condensed Consolidated Statement of Operations:	Three Months Ended July 1, 2017
	As Previously Reported	Adjustments	As Adjusted
Product revenue	$182,802	$(3,075)	$179,727
Royalty and other revenue	10,131	2,448	12,579
Cost of goods sold	64,496	909	65,405
Selling, general and administrative	66,377	293	66,670
Provision (benefit) for income taxes	346	(1,477)	(1,131)
Net income	46,680	(1,542)	45,138

Net income per share:
Basic	$0.90	$(0.03)	$0.87
Diluted	$0.83	$(0.03)	$0.80

Condensed Consolidated Statement of Operations:	Six Months Ended July 1, 2017
	As Previously Reported	Adjustments	As Adjusted
Product revenue	$360,899	$1,294	$362,193
Royalty and other revenue	18,336	8,420	26,756
Cost of goods sold	126,664	2,970	129,634
Selling, general and administrative	131,949	807	132,756
Provision (benefit) for income taxes	(919)	1,280	361
Net income	92,014	4,657	96,671

Net income per share:
Basic	$1.80	$0.09	$1.89
Diluted	$1.65	$0.08	$1.73

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Condensed Consolidated Statements of Cash Flows:	Six Months Ended July 1, 2017
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net income	$92,014	$4,657	$96,671
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in inventories	(15,554)	(61)	(15,615)
Increase in other current assets	(14,694)	573	(14,121)
Increase in deferred costs and other contract assets	(13,700)	829	(12,871)
(Increase) decrease in other non-current assets	(1,288)	2,159	871
(Decrease) increase in accrued liabilities	(67,641)	71,241	3,600
Decrease in income taxes payable	—	(71,496)	(71,496)
Increase (decrease) in deferred revenue and other contract liabilities	327	(8,751)	(8,424)
Increase in other non-current liabilities	985	—	985
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, (ASU 2016-01). The new standard requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value, and (ii) changes in fair value due to instrument-specific credit risk be recognized separately in other comprehensive income when the fair value option has been elected for financial liabilities. ASU 2016-01 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017. The Company adopted this standard during the six months ended June 30, 2018 and such adoption did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Shares-Based Payment Accounting (ASU 2018-07). The new standard aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees. Under this guidance, the measurement of the equity-classified nonemployee awards will be fixed at the grant date and the term used for measurement can be expected term or the contractual term. ASU 2018-07 is effective for annual and interim fiscal reporting periods beginning after December 15, 2018. The Company is currently evaluating the expected impact of this standard but does not expect it to have a material impact on its consolidated financial statements upon adoption.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The new standard allows a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the Reconciliation Act) that are stranded in accumulated other comprehensive income. The new standard also requires certain disclosures about stranded tax effects. The new standard, however, does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. ASU 2018-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. ASU 2018-02 must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Reconciliation Act is recognized. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The Company is currently evaluating the expected impact of this standard but does not expect it to have a material impact on its consolidated financial statements upon adoption.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). The new standard requires lessees to recognize most leases on their balance sheets but continue to recognize lease expenses in their income statement in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expense related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. ASU 2016-02 is effective for annual and interim fiscal reporting periods beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the expected impact of this standard on its consolidated financial statements, but anticipates that, among other things, the required recognition of a lease liability and related right-of-use asset will significantly increase both the assets and liabilities recognized and reported on its balance sheet. In addition, the Company anticipates that the classification of certain leases for which the Company is the lessor may change under the new guidance, resulting in the acceleration of revenue under certain contracts, as well as the immediate expensing of certain costs that are currently deferred and expensed over the life of the lease. The Company currently expects to complete its assessment of the full financial impact of the new lease accounting guidance during the next six to nine months.
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
4. Related Party Transactions
The Company’s Chairman and CEO is also the Chairman and CEO of Cercacor. The Company is a party to the following agreements with Cercacor:

•
Cross-Licensing Agreement - The Company and Cercacor are parties to the Cross-Licensing Agreement, which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities to Cercacor arising under the Cross-Licensing Agreement were $2.0 million and $1.9 million for the three months ended June 30, 2018 and July 1, 2017, respectively. Aggregate liabilities to Cercacor arising under the Cross-Licensing Agreement were $4.5 million and $3.5 million for the six months ended June 30, 2018 and July 1, 2017, respectively.

•
Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were less than $0.1 million for each of the three and six months ended June 30, 2018 and July 1, 2017.

•
Sublease Agreement - In March 2016, the Company entered into a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California (Cercacor Sublease). The Cercacor Sublease began on May 1, 2016 and expires on November 30, 2019. The Company recognized less than $0.1 million in sublease income for each of the three months ended June 30, 2018 and July 1, 2017. The Company recognized less than $0.2 million in sublease income for each of the six months ended June 30, 2018 and July 1, 2017.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Net amounts due to Cercacor at each of June 30, 2018 and December 30, 2017 were $0.8 million and $1.5 million, respectively.
The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. In addition, the Company’s Executive Vice President (EVP) and General Counsel is a Director and also serves as the Secretary of the Masimo Foundation and the Company’s EVP, Chief Financial Officer (CFO) serves as the Treasurer of the Masimo Foundation. During the three and six months ended June 30, 2018, the Company pledged $1.0 million to the Masimo Foundation.
The Company’s CEO is the Chairman of both the Patient Safety Movement Foundation (PSMF), a non-profit organization that was founded in 2013 to work with hospitals, medical technology companies and patient advocates to unite the healthcare ecosystem and eliminate the more than 200,000 U.S. preventable hospital deaths that occur every year by 2020, and the Patient Safety Movement Coalition (PSMC), a not-for-profit social welfare organization that was founded in 2013 to promote patient safety legislation. The Company’s EVP, CFO serves as the Treasurer of both PSMF and PSMC, and the Company’s EVP and General Counsel serves as the Secretary of PSMC.
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
In August 2017, the Company entered into an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the CEO for lease on a time-sharing basis. The Company charges the CEO for personal use based on agreed upon reimbursement rates. For the three and six months ended June 30, 2018, the Company charged the CEO less than $0.1 million related to such reimbursements.
5. Inventories
Inventories consist of the following (in thousands):

	June 30, 2018	December 30, 2017 As Adjusted
Raw materials	$35,441	$31,200
Work-in-process	7,937	8,619
Finished goods	47,470	52,440
Total inventories	$90,848	$92,259
6. Other Current Assets
Other current assets consist of the following (in thousands):

	June 30, 2018	December 30, 2017 As Adjusted
Prepaid expenses	$10,932	$10,517
Royalties receivable	7,500	7,400
Local tax receivables	6,969	6,556
Prepaid income taxes	4,245	3,493
Customer notes receivable	2,565	2,777
Employee loans and advances	340	364
Restricted cash	—	33
Other current assets	2,534	2,461
Total other current assets	$35,085	$33,601

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following (in thousands):

	June 30, 2018	December 30, 2017 As Adjusted
Deferred cost of goods sold	$102,565	$93,261
Prepaid contract incentives	5,631	6,115
Deferred commissions	5,395	5,613
Unbilled contract receivables	3,395	4,267
Deferred costs and other contract assets	$116,986	$109,256
For the three and six months ended June 30, 2018, $7.2 million and $14.8 million, respectively, of deferred cost of goods sold was amortized to cost of goods sold. For the three and six months ended July 1, 2017, $7.1 million and $13.9 million, respectively, of deferred costs of goods sold was amortized to cost of goods sold.
For the three and six months ended June 30, 2018, $0.4 million and $0.8 million of prepaid contract incentives was amortized as a reduction to revenue and to selling, general and administrative expenses, respectively. For the three and six months ended July 1, 2017, $0.5 million and $0.9 million of prepaid contract incentives was amortized as a reduction to revenue and to selling, general and administrative expenses, respectively.
For the three and six months ended June 30, 2018, $0.5 million and $1.1 million of deferred commissions was amortized as a reduction to revenue and to selling, general and administrative expenses, respectively. For the three and six months ended July 1, 2017, $0.6 million and $1.2 million of deferred commissions was amortized as a reduction to revenue and to selling, general and administrative expenses, respectively.
8. Property and Equipment
Property and equipment, net, consists of the following (in thousands):

	June 30, 2018	December 30, 2017
Building and building improvements	$88,234	$87,999
Machinery and equipment	51,471	47,556
Aircraft and vehicles	25,555	25,329
Land	23,762	23,762
Computer equipment	16,227	15,789
Leasehold improvements	16,141	15,326
Tooling	13,976	13,754
Furniture and office equipment	10,397	9,967
Demonstration units	479	486
Construction-in-progress (CIP)	7,771	6,365
Total property and equipment	254,013	246,333
Accumulated depreciation and amortization	(89,986)	(82,237)
Property and equipment, net	$164,027	$164,096
For the three months ended June 30, 2018 and July 1, 2017, depreciation expense of property and equipment was $4.1 million and $3.5 million, respectively. For the six months ended June 30, 2018 and July 1, 2017, depreciation expense of property and equipment was $8.1 million and $7.0 million, respectively.
The balances in CIP at June 30, 2018 and December 30, 2017 relate primarily to capitalized costs associated with the implementation of a new enterprise resource planning software system and manufacturing equipment, the underlying assets for which have not been completed or placed into service.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

9. Intangible Assets
Intangible assets, net, consist of the following (in thousands):

	June 30, 2018	December 30, 2017
Patents	$19,833	$20,623
Customer relationships	7,669	7,669
Licenses-related party	7,500	7,500
Acquired technology	5,580	5,580
Trademarks	4,168	4,036
Capitalized software development costs	2,998	2,699
Other	5,466	3,691
Total intangible assets	53,214	51,798
Accumulated amortization	(25,235)	(24,675)
Intangible assets, net	$27,979	$27,123
Total amortization expense for the three months ended June 30, 2018 and July 1, 2017 was $1.4 million and $1.0 million, respectively. Total amortization expense for the six months ended June 30, 2018 and July 1, 2017 was $2.5 million and $2.1 million, respectively. All of these intangible assets have a 10 year weighted average amortization period.
Estimated amortization expense for future fiscal years is as follows (in thousands):

Fiscal year	Amount
2018 (balance of year)	$4,288
2019	3,787
2020	3,630
2021	3,395
2022	1,848
Thereafter	11,031
Total	$27,979
10. Other Non-Current Assets
Other assets, long-term consist of the following (in thousands):

	June 30, 2018	December 30, 2017 As Adjusted
Prepaid deposits	$2,619	$3,286
Long term investments	1,515	1,234
Restricted cash(1)	147	148
Total other assets, long-term	$4,281	$4,668
______________
(1) Restricted cash long term is generally related to collateral for certain lease deposits or other bank guarantees.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

11. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2018	December 30, 2017 As Adjusted
Accrued indirect taxes payable	$7,738	$6,711
Accrued expenses	3,752	2,924
Accrued taxes	3,388	5,390
Accrued GPO fees	2,081	2,351
Accrued warranty	1,841	1,149
Related party payables	1,779	1,528
Accrued legal fees	1,158	975
Accrued stock repurchases	—	1,988
Accrued donations	294	548
Other	801	690
Total accrued and other current liabilities	$22,832	$24,254
12. Deferred Revenue and Other Contract-Related Liabilities
Deferred revenue and other contract-related liabilities consist of the following (in thousands):

	June 30, 2018	December 30, 2017 As Adjusted
Accrued customer reimbursements	$18,745	$16,896
Deferred revenue	11,321	11,589
Accrued rebates and incentives	5,190	3,598
Other contract-related liabilities	481	259
Total deferred revenue and other contract-related liabilities	35,737	32,342
Less: Non-current portion of deferred revenue	(747)	(237)
Deferred revenue and other contract-related liabilities - current	$34,990	$32,105
Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize the revenue. These amounts primarily relate to undelivered equipment, sensors and services under LT Sensor Contracts, extended warranty agreements and NRE service agreements. Changes in deferred revenue for the six months ended June 30, 2018 were as follows:

Six Months Ended June 30, 2018
Deferred revenue, beginning of the period	$11,589
Revenue deferred during the period	4,853
Recognition of revenue deferred in prior periods	(5,121)
Deferred revenue, end of the period	$11,321
Expected revenue from remaining contractual performance obligations (Unrecognized Contract Revenue) includes deferred revenue, as well as other amounts that will be invoiced and recognized as revenue in future periods, when the Company completes its performance obligations. While Unrecognized Contract Revenue is similar in concept to backlog, Unrecognized Contract Revenue excludes revenue allocable to monitoring-related equipment that is effectively leased to hospitals under LT Sensor Contracts and other contractual obligations for which neither party has performed. The following table summarizes the Company’s estimated Unrecognized Contract Revenue as of June 30, 2018 and the future periods within which the Company expects to recognize such revenue.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially, from those reflected in this table.

	Expected Future Revenue By Period (in thousands)
	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years	Total
Unrecognized contract revenue	$173,804	$238,604	$92,500	$14,591	$519,499
13. Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	June 30, 2018	December 30, 2017
Income tax payable, long-term	$25,734	$25,734
Unrecognized tax benefits	15,179	14,348
Deferred tax liabilities	9,654	9,880
Deferred rent, long-term	1,251	1,266
Deferred revenue, long-term	747	237
Other	177	292
Total other non-current liabilities	$52,742	$51,757
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
14. Stock Repurchase Program
In September 2015, the Company’s Board of Directors (Board) authorized a stock repurchase program, whereby the Company can purchase up to 5.0 million shares of its common stock over a period of up to three years (2015 Repurchase Program). The total remaining shares authorized for repurchase under the 2015 Repurchase Program approximated 1.9 million shares as of June 30, 2018. The Company expects to fund the 2015 Repurchase Program through its available cash, cash expected to be generated from future operations and other potential sources of capital.
In July 2018, the Board approved a new stock repurchase program, authorizing the Company to purchase up to 5.0 million additional shares of its common stock over a period of up to three years (2018 Repurchase Program). The 2018 Repurchase Program will become effective in September 2018 upon the expiration of the 2015 Repurchase Program.
The Company’s stock repurchase programs can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions.
The following table provides a summary of the Company’s stock repurchase activities during the three and six months ended June 30, 2018 and July 1, 2017 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Shares repurchased	—	—	198	—
Average cost per share	$—	$—	$84.14	$—
Value of shares repurchased	$—	$—	$16,490	$—

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

15. Stock-Based Compensation
Total stock-based compensation expense for the three months ended June 30, 2018 and July 1, 2017 was $6.7 million and $3.3 million, respectively. Total stock-based compensation expense for the six months ended June 30, 2018 and July 1, 2017 was $12.1 million and $6.1 million, respectively. As of June 30, 2018, an aggregate of 12.8 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 3.3 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for exercise prices):

	Six Months Ended June 30, 2018
	Shares	Average Exercise Price
Options outstanding, beginning of period	6,953	$36.26
Granted	356	88.62
Canceled	(132)	49.66
Exercised	(693)	28.54
Options outstanding, end of period	6,484	$39.68
Options exercisable, end of period	3,896	$27.34
Total stock option expense for the three and six months ended June 30, 2018 was $3.4 million and $6.8 million, respectively. Total stock option expense for the three and six months ended July 1, 2017 was $2.5 million and $5.5 million, respectively. As of June 30, 2018, the Company had $41.3 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted average period of approximately 3.7 years. The weighted-average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock as of June 30, 2018 was 5.8 years. The weighted-average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock as of June 30, 2018, was 4.4 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted average grant date fair value amounts):

	Six Months Ended June 30, 2018
	Units	Weighted Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,708	$95.51
Granted	7	99.05
Canceled	—	—
Expired	—	—
Vested	(8)	88.40
RSUs outstanding, end of period	2,707	$95.54
Total RSU expense for the three and six months ended June 30, 2018 was $0.2 million and $0.4 million, respectively. Total RSU expense for the three and six months ended July 1, 2017 was $0.1 million and $0.2 million, respectively. As of June 30, 2018, the Company had $0.6 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 0.9 years.
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted average grant date fair value amounts):

	Six Months Ended June 30, 2018
	Units	Weighted Average Grant Date Fair Value
PSUs outstanding, beginning of period	233	$90.70
Granted	197	86.95
Canceled	(86)	90.71
Expired	—	—
Vested	(31)	90.70
PSUs outstanding, end of period	313	$88.34
During the six months ended June 30, 2018, the Company awarded 197,000 PSUs that will vest three years from the award date, based on the achievement of certain 2020 performance criteria approved by the Board. If earned, the PSUs granted will vest upon achievement of the performance criteria after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 197,000 PSUs or 394,000 shares. Based on management’s estimate of the number of units expected to vest, total PSU expense for the three and six months ended June 30, 2018 was $3.2 million and $4.9 million, respectively. Total PSU expense for each of the three and six months ended July 1, 2017 was $0.6 million. As of June 30, 2018, the Company had $29.2 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 2.6 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Valuation of Stock-Based Award Activity
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Risk-free interest rate	2.6% to 2.9%	1.8% to 2.0%	2.3% to 2.9%	1.8% to 2.2%
Expected term (in years)	5.6	5.5	5.6	5.5
Estimated volatility	27.2% to 29.2%	29.8% to 30.3%	27.2% to 29.7%	29.7% to 30.3%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$30.33	$28.58	$28.96	$27.82
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of June 30, 2018 was $375.9 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of June 30, 2018 was $273.9 million. The aggregate intrinsic value of options exercised during the six months ended June 30, 2018 was $44.4 million.
The fair value of each RSU and PSU award is determined based on the closing price of the Company’s common stock on the grant date, or the modification date, if any.
16. Commitments and Contingencies
Leases
The Company leases certain facilities in North and South America, Europe, the Middle East and Asia-Pacific regions under operating lease agreements expiring at various dates through November 2026. Certain facility leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight-line method based on total lease payments. The Company has received leasehold improvement incentives in connection with certain leased facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of each of June 30, 2018 and December 30, 2017, accrued rent expense in excess of the amount paid aggregated $1.5 million, which is classified within other current and non-current liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company leases automobiles in the U.S. and Europe that are classified as operating leases and expire at various dates through September 2021. The majority of these leases are non-cancellable. The Company also has outstanding capital leases for office equipment and computer equipment, all of which are non-cancellable.
As of June 30, 2018, estimated future minimum lease payments, including interest, for each of the following fiscal years are as follows (in thousands):

Total Operating Leases
2018 (balance of year)	$3,826
2019	6,398
2020	3,964
2021	2,375
2022	1,815
Thereafter	5,466
Total	$23,844

Rental expense related to operating leases was $1.7 million and $3.5 million for the three and six months ended June 30, 2018, respectively, and $1.6 million and $3.2 million for the three and six months ended July 1, 2017, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Employee Retirement Savings Plan
The Company sponsors a qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $0.6 million and $1.3 million to the MRSP for the three and six months ended June 30, 2018, respectively, and $0.6 million and $1.2 million to the MRSP for the three and six months ended July 1, 2017, respectively.
In addition, the Company also sponsors various defined contribution plans in certain locations outside of the United States (Subsidiary Plans). For the three and six months ended June 30, 2018, the Company contributed $0.1 million and $0.2 million to the Subsidiary Plans, respectively. For the three and six months ended July 1, 2017, the Company contributed $0.1 million and $0.2 million to the Subsidiary Plans, respectively.
Employment and Severance Agreements
In July 2017, the Company entered into the First Amendment to the certain Amended and Restated Employment Agreement entered into between the Company and Mr. Kiani on November 4, 2015 (as amended, the Amended Employment Agreement). Pursuant to the terms of the Amended Employment Agreement, upon a “Qualifying Termination” (as defined in the Amended Employment Agreement), Mr. Kiani will be entitled to receive a cash severance benefit equal to two times the sum of his then-current base salary and the average annual bonus paid to Mr. Kiani during the immediately preceding three years, the full amount of the Award Shares and the full amount of the Cash Payment. In addition, in the event of a “Change in Control” (as defined in the Amended Employment Agreement) prior to a Qualifying Termination, on each of the first and second anniversaries of the Change in Control, 50% of the Cash Payment and 50% of the Award Shares will vest, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date; however, in the event of a Qualifying Termination or a termination of Mr. Kiani’s employment due to death or disability prior to either of such anniversaries, any unvested amount of the Cash Payment and all of the unvested Award Shares shall vest and be paid in full. Additionally, in the event of a Change in Control prior to a Qualifying Termination, Mr. Kiani’s stock options and any other equity awards will vest in accordance with their terms, but in no event later than in two equal installments on each of the one year and two year anniversaries of the Change in Control, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date. As of June 30, 2018, the expense related to the Award Shares and Cash Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement was approximately $292.9 million.
As of June 30, 2018, the Company had severance plan participation agreements with eight executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months advance notice of their resignation under certain circumstances.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $75.9 million of purchase commitments as of June 30, 2018, which are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of June 30, 2018, the Company had approximately $1.4 million in outstanding unsecured bank guarantees.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of June 30, 2018, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash in time deposits with major financial institutions. As of June 30, 2018, the Company had $429.6 million of bank balances, of which $2.9 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
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
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three and six months ended June 30, 2018, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $115.9 million and $234.9 million, respectively. During the three and six months ended July 1, 2017, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $105.5 million and $205.1 million, respectively.
For the three months ended June 30, 2018, the Company had sales through two just-in-time distributors that represented 11.3% and 11.1% of total revenue, respectively. For the three months ended July 1, 2017, the Company had sales through the same two just-in-time distributors that represented 13.3% and 11.3% of total revenue, respectively.
For the six months ended June 30, 2018, the Company had sales to two just-in-time distributors that represented 12.5% and 10.9% of total revenue, respectively. For the six months ended July 1, 2017, the Company had sales to the same two just-in-time distributors that represented 13.7% and 11.7% of total revenue, respectively.
As of June 30, 2018, no single customer represented greater than 5.0% of the Company’s accounts receivable balance. As of December 30, 2017, one just-in-time distributor represented 6.5% of the Company’s accounts receivable balance.
For the six months ended June 30, 2018 and July 1, 2017, the Company recorded $17.2 million and $17.4 million, respectively, in royalty revenues from Medtronic. In exchange for these royalty payments, the Company has provided Medtronic the ability to ship its patent infringing product with a covenant not to sue Medtronic as long as Medtronic abides by the terms of the settlement agreement between the companies. Pursuant to the terms of the Third Amendment to Settlement Agreement and Release of Claims effective September 2016, Medtronic agreed to continue paying royalties to the Company through October 6, 2018, after which no more royalties will be due.
Litigation
During the third quarter of fiscal year 2017, the Company became aware that certain amounts had been paid by a foreign government customer to the Company’s former appointed foreign agent in connection with a foreign government tender, but had not been remitted by such agent to the Company in accordance with the agency agreement. On December 28, 2017, the Company initiated arbitration proceedings against this foreign agent after unsuccessful attempts to recover such remittances. As a result, the Company recorded a net charge of approximately $10.5 million during the fourth quarter of fiscal year 2017 in connection with this dispute, of which $0.4 million was recovered during the six months ended June 30, 2018. Although the Company intends to vigorously pursue full recovery of the amounts owed by the foreign agent through these arbitration proceedings, as well as explore other avenues for recovery, there is no guarantee that the Company will be successful in these efforts.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

On January 24, 2018, the Company was notified that its former insurance carrier was seeking reimbursement of certain defense costs previously advanced by such insurance carrier in connection with an employment-related arbitration. The Company had previously disputed the insurance carrier’s claim for reimbursement in a letter dated December 14, 2016, and had not received any response from the insurance carrier. The insurance carrier is seeking approximately $2.6 million plus interest at a rate of 10% per year from January 15, 2014. The Company believes it has good and substantial grounds to dispute the insurance carrier’s reimbursement claim, but there is no guarantee that the Company will prevail. The Company has not recorded a charge related to this dispute and is unable to determine whether any loss will ultimately occur.
On January 2, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California by Physicians Healthsource, Inc. (PHI). The complaint alleges that the Company sent unsolicited facsimile advertisements in violation of the Junk Fax Protection Act of 2005 and related regulations. The complaint seeks $500 for each alleged violation, treble damages if the District Court finds the alleged violations to be knowing, plus interest, costs and injunctive relief. On April 14, 2014, the Company filed a motion to stay the case pending a decision on a related petition filed by the Company with the Federal Communications Commission (FCC). On May 22, 2014, the District Court granted the motion and stayed the case pending a ruling by the FCC on the petition. On October 30, 2014, the FCC granted some of the relief and denied some of the relief requested in the Company’s petition. Both parties appealed the FCC’s decision on the petition. On November 25, 2014, the District Court granted the parties’ joint request that the stay remain in place pending a decision on the appeal. On March 31, 2017, the D.C. Circuit Court of Appeals vacated and remanded the FCC’s decision, holding that the applicable FCC rule was unlawful to the extent it requires opt-out notices on solicited faxes. On April 28, 2017, PHI filed a petition seeking rehearing by the D.C. Circuit Court of Appeals. The D.C. Circuit Court of Appeals denied the requested rehearing on June 6, 2017. The plaintiff filed a petition for a writ of certiorari with the United States Supreme Court on September 5, 2017 seeking review of the D.C. Circuit Court of Appeals’ decision. The Company and the FCC filed oppositions to this petition on January 16, 2018. On February 20, 2018, the Supreme Court denied certiorari. The District Court lifted the stay on April 9, 2018 and set a trial date of November 5, 2019. The Company believes it has good and substantial defenses to the claims in the District Court litigation, but there is no guarantee that the Company will prevail. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying condensed consolidated financial statements.
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
On May 30, 2012, a patent infringement complaint was filed against the Company in the U.S. District Court for the Northern District of California by Dominion Assets LLC (Dominion). The complaint alleged infringement of U.S. Patent No. 5,360,004 titled “Non-invasive determination of analyte concentration using non-continuous radiation” (the ‘004 patent), U.S. Patent No. 5,379,764 titled “Non-invasive determination of analyte concentration in body of mammals” (the ‘764 patent) and U.S. Patent No. 5,460,177 titled “Method for non-invasive measurement of concentration of analytes in blood using continuous spectrum radiation” (the ‘177 patent). On June 27, 2014, the Court dismissed the case for lack of standing. Dominion refiled the case on June 30, 2014, alleging infringement of the ‘764 patent and the ‘177 patent. The Company responded to the complaint on July 24, 2014, and requested declaratory judgment that the asserted patents are invalid, unenforceable, and not infringed. On January 20, 2017, the Court granted summary judgment that the ‘177 patent is invalid. Trial on the ‘764 patent is scheduled to begin on September 24, 2018. The Company believes it has good and substantial defenses to the remaining infringement claim relating to the ‘764 patent, but there is no guarantee that the Company will prevail. The Company’s policy is and has been not to settle patent infringement claims where it does not believe there is infringement of a valid patent, even if the cost of litigation would exceed the cost of settlement. Dominion is seeking approximately $5.7 million in alleged damages relating to the ‘764 patent. The Company is unable to determine whether any loss will ultimately occur; therefore, no amount of loss has been accrued by the Company in the accompanying condensed consolidated financial statements.

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
17. Segment Information and Enterprise Reporting
The Company’s chief decision maker, the CEO, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region, for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single reporting segment, specifically noninvasive patient monitoring solutions and related products. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, the Company’s assets are primarily located in the U.S. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues and long-lived assets.
The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30, 2018		July 1, 2017 As Adjusted		June 30, 2018		July 1, 2017 As Adjusted
Geographic area by destination:
United States	$140,134	69.4%	$123,265	68.6%	$281,175	69.2%	$252,054	69.6%
Europe, Middle East and Africa	34,328	17.0	33,385	18.6	78,374	19.3	64,175	17.7
Asia and Australia	20,497	10.1	17,491	9.7	33,403	8.2	34,074	9.4
North and South America (excluding United States)	7,045	3.5	5,586	3.1	13,441	3.3	11,890	3.3
Total product revenue	$202,004	100.0%	$179,727	100.0%	$406,393	100.0%	$362,193	100.0%
The Company’s consolidated long-lived assets (total non-current assets excluding deferred taxes, goodwill and intangible assets) by geographic area are (in thousands, except percentages):

	June 30, 2018		December 30, 2017 As Adjusted
Long-lived assets by geographic area:
United States	$271,951	95.3%	$265,678	95.6%
International	13,343	4.7	12,342	4.4
Total	$285,294	100.0%	$278,020	100.0%

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

18. Income Taxes
The Company has provided for income taxes in fiscal year 2018 interim periods based on the estimated effective income tax rate for the complete fiscal year and adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the six months ended June 30, 2018 and July 1, 2017, the Company recorded discrete tax benefits of approximately $7.1 million and $30.2 million, respectively, related to excess tax benefits realized from stock-based compensation.
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
As of June 30, 2018, the liability for income taxes associated with uncertain tax positions was approximately $16.8 million. If fully recognized, approximately $15.8 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. The remaining balance relates to timing differences. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to our stock repurchase programs; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” the negative versions of these terms and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission (SEC) filings, including our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, which we filed with the SEC on February 28, 2018. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.
Executive Overview
We are a global medical technology company that develops, manufactures and markets a variety of noninvasive monitoring technologies. Our mission is to improve patient outcomes and reduce the cost of care. We provide our products directly and through distributors and original equipment manufacturers (OEM) partners to hospitals, emergency medical service (EMS) providers, home care providers, long-term care facilities, physician offices, veterinarians and consumers. We were incorporated in California in May 1989 and reincorporated in Delaware in May 1996.
Our core business is Measure-through Motion and Low Perfusion™ pulse oximetry, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry. Our product offerings have expanded significantly over the years to also include noninvasive monitoring of blood constituents with an optical signature, optical regional oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring and exhaled gas monitoring. In addition, we have developed the Root™ patient monitoring and connectivity platform, the Radical-7® and Rad-97™ bedside and portable patient monitors and the Radius-7® wearable wireless patient monitor. We have also developed the Patient SafetyNet supplemental remote patient surveillance and monitoring system, which currently allows up to 200 patients to be monitored and viewed simultaneously and remotely through a PC-based monitor or by care providers through their pagers, voice-over-IP phones or smartphones. For an overview of our product offerings and technologies, please refer to “Business” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the SEC on February 28, 2018.
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
In January 2018, we announced the CE Mark and release of RD rainbow Lite SET® sensors, which enable the monitoring of oxygen reserve index (ORi™) and rainbow® pleth variability index (RPVi™), an improved pleth variability index (PVi®) that allows clinicians to noninvasively and continuously assess fluid responsiveness at a fraction of the cost of invasive methods, and at a fraction of the cost of rainbow® sensors. Rainbow Lite™ sensors utilize twice as many wavelengths of light as SET® sensors, allowing rainbow Lite™ sensors to provide ORi™ and RPVi™ along with Masimo SET® Measure-through Motion and Low Perfusion™ pulse oximetry.

We also announced in January 2018 that the Rad-97™ Pulse CO-Oximeter® had received FDA 510(k) clearance for home use. The Rad-97™ offers noninvasive and continuous monitoring through Measure-through Motion and Low Perfusion™ SET® pulse oximetry, upgradeable rainbow® technologies and integrated noninvasive blood pressure in a compact, standalone monitor that combines advanced connectivity and communication capabilities for telehealth, with an interface easily customized for use at home.
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
We also announced the CE Mark of Eve™, a critical congenital heart disease (CCHD) newborn screening application for the Rad-97™ Pulse CO-Oximeter® in March 2018. Eve™ combines the power of Masimo SET® Measure-through Motion and Low Perfusion™ pulse oximetry with a pre-ductal to post-ductal synchronization algorithm designed to reduce calculation errors.
In April 2018, we announced the release of UniView™, an integrated display of real-time data and alarms from multiple Masimo and third-party devices, designed to reduce clinician cognitive overload, improve patient safety and promote data sharing and team coordination among clinicians.
We also announced the CE Mark of the Rad-97™ Pulse CO-Oximeter® with integrated NomoLine® capnography in April 2018. With this clearance, Rad-97™ is now available both within and outside the United States in three configurations: Rad-97™, Rad-97™ with integrated noninvasive blood pressure and now Rad-97™ with NomoLine® capnography.
In June 2018, we announced the United States release of TIR-1™, a non-contact Bluetooth®-enabled thermometer designed to integrate with the Root™ patient monitoring and connectivity platform. TIR-1™ was developed in conjunction with Thermomedics, a PositiveID Corporation.
Cercacor Laboratories, Inc.
Cercacor Laboratories, Inc. (Cercacor) is an independent entity spun off from us to our stockholders in 1998. Joe Kiani, our Chairman and Chief Executive Officer (CEO), is also the Chairman and CEO of Cercacor. We are a party to a cross-licensing agreement with Cercacor, which was amended and restated effective January 1, 2007 (the Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. See Notes 3 and 4 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to Cercacor.
Stock Repurchase Program
In September 2015, our board of directors (Board) authorized a stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years (2015 Repurchase Program). As of June 30, 2018, approximately 1.9 million shares remained authorized for repurchase under the 2015 Repurchase Program.
In July 2018, our Board approved a new stock repurchase program authorizing usto purchase up to 5.0 million additional shares of our common stock over a period of up to three years (2018 Repurchase Program). The 2018 Repurchase Program will become effective on September 11, 2018, upon the expiration of the 2015 Repurchase Program.
Our stock repurchase programs may be carried out at the discretion of a committee comprised of our CEO and Chief Financial Officer (CFO) through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. For additional information regarding our stock repurchase programs, see Note 14 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations(1)
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30, 2018	Percentage of Revenue	July 1, 2017 As Adjusted	Percentage of Revenue	June 30, 2018	Percentage of Revenue	July 1, 2017 As Adjusted	Percentage of Revenue
Revenue:
Product	$202,004	95.5%	$179,727	93.5%	$406,393	95.7%	$362,193	93.1%
Royalty and other revenue	9,617	4.5	12,579	6.5	18,181	4.3	26,756	6.9
Total revenue	211,621	100.0	192,306	100.0	424,574	100.0	388,949	100.0
Cost of goods sold	69,474	32.8	65,405	34.0	138,766	32.7	129,634	33.3
Gross profit	142,147	67.2	126,901	66.0	285,808	67.3	259,315	66.7
Operating expenses:
Selling, general and administrative	71,418	33.7	66,670	34.7	142,593	33.6	132,756	34.1
Research and development	19,117	9.0	16,382	8.5	37,718	8.9	30,559	7.9
Total operating expenses	90,535	42.8	83,052	43.2	180,311	42.5	163,315	42.0
Operating income	51,612	24.4	43,849	22.8	105,497	24.8	96,000	24.7
Non-operating income	1,405	0.7	158	0.1	3,052	0.7	1,032	0.3
Income before provision (benefit) for income taxes	53,017	25.1	44,007	22.9	108,549	25.6	97,032	24.9
Provision (benefit) for income taxes	9,164	4.3	(1,131)	(0.6)	19,066	4.5	361	0.1
Net income	$43,853	20.7%	$45,138	23.5%	$89,483	21.1%	$96,671	24.9%
Comparison of the Three Months ended June 30, 2018 to the Three Months ended July 1, 2017(1)
Revenue. Total revenue increased $19.3 million, or 10.0%, to $211.6 million for the three months ended June 30, 2018 from $192.3 million for the three months ended July 1, 2017. The following table details our total product revenues by the geographic area to which the products were shipped for each of the three months ended June 30, 2018 and July 1, 2017 (dollars in thousands):

	Three Months Ended
	June 30, 2018		July 1, 2017 As Adjusted		Increase/ (Decrease)	Percentage Change
United States	$140,134	69.4%	$123,265	68.6%	$16,869	13.7%
Europe, Middle East and Africa	34,328	17.0	33,385	18.6	943	2.8
Asia and Australia	20,497	10.1	17,491	9.7	3,006	17.2
North and South America (excluding United States)	7,045	3.5	5,586	3.1	1,459	26.1
Total product revenue	$202,004	100.0%	$179,727	100.0%	$22,277	12.4%
Royalty and other revenue	9,617		12,579		(2,962)	(23.5)
Total revenue	$211,621		$192,306		$19,315	10.0%

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

Product revenue increased $22.3 million, or 12.4%, to $202.0 million for the three months ended June 30, 2018, compared to $179.7 million for the three months ended July 1, 2017. This increase was primarily due to higher sales of consumables, monitors and parameters, as well as the impact of approximately $2.2 million of favorable foreign exchange rate movements from the prior year period that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies, primarily in Europe. During the second quarter of 2018, we shipped approximately 58,700 SET® and rainbow® noninvasive technology boards and monitors, an increase of 8,700 units, or 17.4%, from 50,000 units shipped during the second quarter of 2017.
Product revenue generated through our direct and distribution sales channels increased $15.2 million, or 9.6%, to $172.5 million for the three months ended June 30, 2018, compared to $157.3 million for the three months ended July 1, 2017. Revenues from our OEM channel increased $7.1 million, or 31.7%, to $29.5 million for the three months ended June 30, 2018 as compared to $22.4 million for the three months ended July 1, 2017.
Royalty and other revenue consists primarily of royalties received from Medtronic plc (Medtronic, formerly Covidien Ltd.) related to its U.S. sales pursuant to the terms of our settlement agreement, and revenue from non-recurring engineering (NRE) services for certain OEM customers. For the three months ended June 30, 2018, royalty and other revenue decreased by $3.0 million, which was primarily related to lower NRE service revenue, when compared to the three months ended July 1, 2017. Pursuant to the terms of the Third Amendment to Settlement Agreement and Release of Claims effective September 2016, Medtronic agreed to continue paying royalties through October 6, 2018, after which no more royalties will be due.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the three months ended June 30, 2018 and July 1, 2017 was as follows (dollars in thousands):

	Three Months Ended
	June 30, 2018	Gross Profit Percentage	July 1, 2017 As Adjusted	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product gross profit	$132,732	65.7%	$115,114	64.0%	$17,618	15.3%
Royalty and other revenue gross profit	9,415	97.9	11,787	93.7	(2,372)	(20.1)
Total gross profit	$142,147	67.2%	$126,901	66.0%	$15,246	12.0%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $4.1 million for the three months ended June 30, 2018, compared to the three months ended July 1, 2017, primarily due to increased product revenue. Product gross margins increased to 65.7% for the three months ended June 30, 2018 compared to 64.0% for the three months ended July 1, 2017, primarily due to favorable product mix and improved manufacturing efficiencies. Royalty and other revenue gross profit decreased by $2.4 million for the three months ended June 30, 2018 compared to the three months ended July 1, 2017, primarily due to lower NRE service revenue.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended June 30, 2018 and July 1, 2017 were as follows (dollars in thousands):

Selling, General and Administrative
Three Months Ended June 30, 2018	Percentage of Net Revenues	Three Months Ended July 1, 2017 As Adjusted	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$71,418	33.7%	$66,670	34.7%	$4,748	7.1%
Selling, general and administrative expenses increased $4.7 million, or 7.1%, for the three months ended June 30, 2018, compared to the three months ended July 1, 2017. This increase was primarily attributable to higher payroll and employee-related costs of approximately $6.4 million, which were partially offset by lower legal fees of $1.9 million. Approximately $5.3 million and $2.6 million of stock-based compensation expense was included in selling, general and administrative expenses for the three months ended June 30, 2018 and July 1, 2017, respectively.

Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended June 30, 2018 and July 1, 2017 were as follows (dollars in thousands):

Research and Development
Three Months Ended June 30, 2018	Percentage of Net Revenues	Three Months Ended July 1, 2017 As Adjusted	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$19,117	9.0%	$16,382	8.5%	$2,735	16.7%
Research and development expenses increased $2.7 million, or 16.7%, for the three months ended June 30, 2018, compared to the three months ended July 1, 2017, primarily due to higher payroll and employee-related costs of approximately $1.5 million, lower allocations to cost of goods sold for NRE service costs of approximately $0.6 million and higher occupancy costs of $0.4 million. Included in research and development expenses was approximately $1.4 million and $0.6 million of stock-based compensation expense for the three months ended June 30, 2018 and July 1, 2017, respectively.
Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating income for the three months ended June 30, 2018 and July 1, 2017 was as follows (dollars in thousands):

Non-operating Income
Three Months Ended June 30, 2018	Percentage of Net Revenues	Three Months Ended July 1, 2017 As Adjusted	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$1,405	0.7%	$158	0.1%	$1,247	789.2%
Non-operating income increased by $1.2 million for the three months ended June 30, 2018, compared to the three months ended July 1, 2017. Non-operating income for the three months ended June 30, 2018 consisted of approximately $1.7 million of net interest income, which was offset by approximately $0.6 million of net realized and unrealized losses on foreign currency denominated transactions. Non-operating income for the three months ended July 1, 2017 consisted of approximately $0.3 million of net realized and unrealized losses on foreign currency denominated transactions and approximately $0.5 million in net interest income.
Provision (Benefit) for Income Taxes. Our provision for income taxes for the three months ended June 30, 2018 and July 1, 2017 was as follows (dollars in thousands):

Provision (Benefit) for Income Taxes
Three Months Ended June 30, 2018	Percentage of Net Revenues	Three Months Ended July 1, 2017 As Adjusted	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$9,164	4.3%	$(1,131)	(0.6)%	$10,295	(910.3)%
For the three months ended June 30, 2018, we recorded a provision for income taxes of approximately $9.2 million, or an effective tax rate of 17.3%, as compared to a benefit for income taxes of approximately $1.1 million, or an effective tax benefit rate of 2.6%, for the three months ended July 1, 2017. The increase in the effective tax rate for the three months ended June 30, 2018, resulted primarily from a decrease in the amount of excess tax benefits realized from stock-based compensation pursuant to ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) of approximately $11.2 million compared to the three months ended July 1, 2017. This increase was partially offset by the impact of a net decrease in the overall U.S. federal effective tax rate pursuant to various provisions within the Tax Cuts and Jobs Act of 2017.

Comparison of the Six Months ended June 30, 2018 to the Six Months ended July 1, 2017
Revenue. Total revenue increased $35.6 million, or 9.2%, to $424.6 million for the six months ended June 30, 2018 from $388.9 million for the six months ended July 1, 2017. The following table details our total product revenues by the geographic area to which the products were shipped for each of the six months ended June 30, 2018 and July 1, 2017 (dollars in thousands):

	Six Months Ended
	June 30, 2018		July 1, 2017		Increase/ (Decrease)	Percentage Change
United States	$281,175	69.2%	$252,054	69.6%	$29,121	11.6%
Europe, Middle East and Africa	78,374	19.3	64,175	17.7	14,199	22.1
Asia and Australia	33,403	8.2	34,074	9.4	(671)	(2.0)
North and South America (excluding United States)	13,441	3.3	11,890	3.3	1,551	13.0
Total product revenue	$406,393	100.0%	$362,193	100.0%	$44,200	12.2%
Royalty and other revenue	18,181		26,756		(8,575)	(32.0)
Total revenue	$424,574		$388,949		$35,625	9.2%
Product revenue increased $44.2 million, or 12.2%, to $406.4 million for the six months ended June 30, 2018 from $362.2 million for the six months ended July 1, 2017. This increase was primarily due to higher sales of consumables, as well as the impact of approximately $6.0 million of favorable foreign exchange rate movements from the prior year period that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies, primarily in Europe. During the six months ended June 30, 2018, we shipped approximately 112,300 SET® and rainbow® noninvasive technology boards and monitors, an increase of 14,400 units, or 14.7%, from 97,900 units shipped during the six months ended July 1, 2017.
Product revenue generated through our direct and distribution sales channels increased $34.8 million, or 11.0%, to $351.4 million for the six months ended June 30, 2018, compared to $316.6 million for the six months ended July 1, 2017. Revenues from our OEM channel increased $9.4 million, or 20.6%, to $55.0 million for the six months ended June 30, 2018 as compared to $45.6 million for the six months ended July 1, 2017.
Royalty and other revenue decreased by $8.6 million for the six months ended June 30, 2018 compared to the six months ended July 1, 2017, primarily due to lower NRE service revenue. Pursuant to the terms of the Third Amendment to Settlement Agreement and Release of Claims effective September 2016, Medtronic agreed to continue paying royalties through October 6, 2018, after which no more royalties will be due.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the six months ended June 30, 2018 and July 1, 2017 was as follows (dollars in thousands):

	Six Months Ended
	June 30, 2018	Gross Profit Percentage	July 1, 2017	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product gross profit	$268,003	65.9%	$234,541	64.8%	$33,462	14.3%
Royalty and other revenue gross profit	17,805	97.9	24,774	92.6	(6,969)	(28.1)
Total gross profit	$285,808	67.3%	$259,315	66.7%	$26,493	10.2%
Cost of goods sold increased $9.1 million for the six months ended June 30, 2018 compared to the six months ended July 1, 2017, primarily due to higher product revenue. Product gross margins increased to 65.9% for the six months ended June 30, 2018 compared to 64.8% for the six months ended July 1, 2017, primarily due to favorable product mix and improved manufacturing efficiencies. Royalty and other revenue gross profit decreased by $7.0 million for the six months ended June 30, 2018 compared to the six months ended July 1, 2017, primarily due to lower NRE service revenue.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2018 and July 1, 2017 were as follows (dollars in thousands):

Selling, General and Administrative
Six Months Ended June 30, 2018	Percentage of Net Revenues	Six Months Ended July 1, 2017	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$142,593	33.6%	$132,756	34.1%	$9,837	7.4%
Selling, general and administrative expenses increased $9.8 million, or 7.4%, for the six months ended June 30, 2018 compared to the six months ended July 1, 2017. This increase was primarily attributable to higher payroll and employee-related expenses of approximately $12.2 million and higher occupancy costs of approximately $1.4 million, which were partially offset by approximately $4.0 million of lower legal fees. Stock-based compensation expense of approximately $9.3 million and $4.6 million was included in selling, general and administrative expenses for the six months ended June 30, 2018 and July 1, 2017, respectively.
Research and Development. Research and development expenses for the six months ended June 30, 2018 and July 1, 2017 were as follows (dollars in thousands):

Research and Development
Six Months Ended June 30, 2018	Percentage of Net Revenues	Six Months Ended July 1, 2017	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$37,718	8.9%	$30,559	7.9%	$7,159	23.4%
Research and development expenses increased $7.2 million, or 23.4%, for the six months ended June 30, 2018 compared to the six months ended July 1, 2017, primarily due to higher payroll and employee-related costs of approximately $4.6 million, lower allocations to cost of goods sold for NRE service costs of approximately $1.6 million and higher occupancy costs of $0.7 million. Included in research and development expenses was approximately $2.6 million and $1.3 million of stock-based compensation expense for the six months ended June 30, 2018 and July 1, 2017, respectively.
Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating income for the six months ended June 30, 2018 and July 1, 2017 was as follows (dollars in thousands):

Non-operating Income
Six Months Ended June 30, 2018	Percentage of Net Revenues	Six Months Ended July 1, 2017	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$3,052	0.7%	$1,032	0.3%	$2,020	195.7%
Non-operating income increased by $2.0 million for the six months ended June 30, 2018 compared to the six months ended July 1, 2017. Non-operating income for the six months ended June 30, 2018 consisted of approximately $2.2 million in net interest income, approximately $0.5 million of net realized and unrealized gains on foreign currency denominated transactions and approximately $0.3 million of net unrealized gains on equity-based investments. Non-operating income for the six months ended July 1, 2017 consisted of approximately $0.2 million of net realized and unrealized gains on foreign currency denominated transactions and approximately $0.8 million in net interest income.
Provision for Income Taxes. Our provision for income taxes for the six months ended June 30, 2018 and July 1, 2017 was as follows (dollars in thousands):

Provision for Income Taxes
Six Months Ended June 30, 2018	Percentage of Net Revenues	Six Months Ended July 1, 2017	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$19,066	4.5%	$361	0.1%	$18,705	5,181.4%

For the six months ended June 30, 2018, we recorded a provision for income taxes of approximately $19.1 million, or an effective tax benefit rate of 17.6%, as compared to a provision for income taxes of approximately $0.4 million, or an effective tax rate of 0.4%, for the six months ended July 1, 2017. The increase in the tax rate for the six months ended June 30, 2018 resulted primarily from a decrease in the amount of excess tax benefits realized from stock-based compensation pursuant to ASU 2016-09 of approximately $23.1 million as compared to the six months ended July 1, 2017. This increase was partially offset by the impact of a net decrease in the overall U.S. federal effective tax rate pursuant to various provisions within the Tax Cuts and Jobs Act of 2017.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances and future funds expected to be generated from operations. At June 30, 2018, we had approximately $524.5 million in working capital and approximately $429.6 million in cash and cash equivalents as compared to approximately $430.0 million in working capital, as adjusted, and approximately $315.3 million in cash and cash equivalents at December 30, 2017. We carry cash equivalents at cost that approximates fair value. We currently do not maintain an investment portfolio but have the ability to invest in various security holdings, types and maturities that meet credit quality standards in accordance with our investment guidelines.
As of June 30, 2018, we had cash totaling $189.5 million held outside of the U.S., all of which was accessible without additional tax cost. We currently have sufficient domestic funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our domestic operations.
Cash Flows(2)
The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30, 2018	July 1, 2017 As Adjusted
Net cash provided by (used in):
Operating activities	$127,899	$(15,259)
Investing activities	(13,073)	(10,086)
Financing activities	1,132	48,148
Effect of foreign currency exchange rates on cash	(1,647)	1,825
Increase in cash, cash equivalents and restricted cash	$114,311	$24,628
Operating Activities. Cash provided by operating activities was approximately $127.9 million for the six months ended June 30, 2018. Net income from operations was $89.5 million, which was offset by non-cash activity, including stock-based compensation of $12.0 million and depreciation and amortization of $10.8 million. Additional sources of cash included a decrease in accounts receivable of $20.2 million, primarily due to the timing of cash receipts, and an increase in deferred revenue and other contract-related liabilities of $3.4 million. These sources of cash were offset by other changes in operating assets and liabilities, including an increase in deferred costs and other contract assets of $7.8 million and a decrease in accrued compensation of $2.8 million, primarily due to the timing of payments.
Cash used in operating activities was approximately $15.3 million for the six months ended July 1, 2017, arising primarily from net income of $96.7 million. Non-cash activity included depreciation and amortization of $9.5 million, stock-based compensation of $6.1 million. Additional sources of cash included an increase in accrued liabilities and accounts payable of $3.6 million and $3.1 million, respectively, primarily due to the timing of payments. These sources of cash were primarily offset by other changes in operating assets and liabilities, including decreases in incomes taxes payable and accrued compensation of $71.5 million and $11.7 million, , respectively, primarily due to the timing of payments; a decrease in deferred revenue and other contract-related liabilities of $8.4 million; and increases in inventory, other current assets and deferred costs and other contract assets of $15.6 million, $14.1 million and $12.9 million, respectively.
___________

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

Investing Activities. Cash used in investing activities for the six months ended June 30, 2018 was approximately $13.1 million, consisting of $9.4 million for purchases of property and equipment and capitalized intangible asset costs of $3.6 million, related primarily to patent and trademark costs. Cash used in investing activities for the six months ended July 1, 2017 was approximately $10.1 million, consisting of $8.5 million for purchases of property and equipment and capitalized intangible asset costs of $1.6 million related to patent and trademark costs.
Financing Activities. Cash provided by financing activities for the six months ended June 30, 2018 was approximately $1.1 million, driven primarily by settlement proceeds from the issuance of common stock related to employee equity awards of $19.8 million, which were partially offset by settlements of common stock repurchase transactions totaling $18.5 million. Cash provided by financing activities for the six months ended July 1, 2017 was approximately $48.1 million, primarily driven by settlement proceeds from the issuance of common stock related to employee equity awards of approximately $48.2 million.
Capital Resources and Prospective Capital Requirements
In September 2015, our Board authorized the 2015 Repurchase Program for the repurchase of up to 5.0 million shares of our common stock over a period of up to three years. As of June 30, 2018, approximately 1.9 million shares remained authorized for repurchase under the 2015 Stock Repurchase Program. In July 2018, our Board approved the 2018 Repurchase Program, authorizing the Company to purchase up to 5.0 million additional shares of its common stock over a period of up to three years. The 2018 Repurchase Program will become effective in September 2018 upon the expiration of the 2015 Repurchase Program. For additional information regarding our stock repurchase programs, see Note 14 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we engaged in these relationships. As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
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

Effective December 31, 2017, we adopted ASU 2014-09. A description of our updated accounting policies pursuant to Accounting Standards Codification (ASC) Topic 606 (ASC 606) is included below:
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
We derive the majority of our product revenue from four primary sources: (i) direct sales under long-term sensor contracts (LT Sensor Contracts) with end-user hospitals where we provide up-front monitoring equipment at no up-front charge in exchange for a multi-year sensor purchase commitment, (ii) other direct sales of noninvasive monitoring solutions to end-user hospitals, emergency medical response organizations and other direct customers; (iii) sales of noninvasive monitoring solutions to distributors who then typically resell to end-user hospitals, emergency medical response organizations and other customers; and (iv) sales of integrated circuit boards to OEM customers who incorporate the Company’s embedded software technology into their multiparameter monitoring devices. Subject to customer credit considerations, the majority of such sales are made on open account using industry standard payment terms based on the geography within which the specific customer is located.
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
Other Critical Accounting Policies
There have been no material changes to any of our other critical accounting policies during the six months ended June 30, 2018. For a description of these critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the SEC on February 28, 2018.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. We do not believe our cash equivalents are subject to significant interest rate risk due to their short terms to maturity. As of June 30, 2018, the carrying value of our cash equivalents approximated fair value. We currently do not have any significant risks associated with interest rates fluctuations related to interest expense. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Therefore, declines in interest rates over time will reduce our interest income while increases in interest rates will increase our interest income. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments and interest by approximately $0.1 million for each $10.0 million in interest-bearing investments.
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

Our primary foreign currency exchange rate exposures are with the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound and Mexican Peso against the U.S. Dollar. Foreign currency exchange rates have experienced significant movements in recent years, and such volatility may continue in the future. During the six months ended June 30, 2018, we estimate that changes in the exchange rates of the U.S. Dollar, relative primarily to the Euro and British Pound, favorably impacted our revenues by $6.0 million when compared to foreign exchange rates from the prior year period. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of June 30, 2018 would have resulted in an estimated reduction of $10.2 million in reported pre-tax income for the six months ended June 30, 2018. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) regulations, rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. For the six months ended June 30, 2018 and July 1, 2017, shipments of our pulse oximetry products to customers that are members of GPOs represented approximately $234.9 million and $205.1 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
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
We do not control payor decision-making with respect to coverage and payment levels for our products. Additionally, we expect many payors to continue to explore cost-containment strategies (e.g., comparative and cost-effectiveness analyses, so-called “pay-for-performance” programs implemented by various public government health care programs and private third-party payors, and expansion of payment bundling initiatives, and other such methods that shift medical cost risk to providers) that may potentially impact coverage and/or payment levels for our current products or products we develop in the future.
*Consolidation in the healthcare industry could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, results of operations or financial condition.
Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry to aggregate purchasing power. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and will continue to become more intense. This has resulted in, and will likely continue to result in, greater pricing pressures and the exclusion of certain suppliers from important market segments as GPOs, independent delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions for hospitals. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to impact the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers, which may reduce competition, exert further downward pressure on the prices of our products and adversely impact our business, financial condition and results of operations.
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
We have a concentration of OEM, distribution and direct customers. We cannot provide any assurance that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results. For the six months ended June 30, 2018 and July 1, 2017, we had sales through two just-in-time distributors, which in total represented approximately 23.4% and 25.4% of our total revenue, respectively.
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
Obtaining 510(k) clearance permits us to promote our products for the uses cleared by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products off-label because the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. While we may request additional cleared indications for our current products, the FDA may deny those requests, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any cleared product as a condition of clearance. If the FDA determines that our products were promoted for off-label use or that false, misleading or inadequately substantiated promotional claims have been made by us or our OEM partners, it could request that we or our OEM partners modify those promotional materials or take regulatory or enforcement actions, including the issuance of an untitled letter, warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities may take action if they consider our promotional or training materials, or other communications, to constitute promotion of an uncleared or unapproved use. Although, depending on the facts and circumstances, such promotion might be protected speech under the First Amendment to the U.S. Constitution, we cannot be sure that government authorities or a court would not find us in violation of the law. If not successfully defended, enforcement actions related to off-label promotion could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In any such event, in addition to potential extensive fines and penalties, our reputation could be damaged and adoption of our products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the regulatory standards regarding off-label promotion are ambiguous, and the FDA or another regulatory agency could conclude that we have engaged in off-label promotion.
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

•
the federal False Claims Act and other federal laws which prohibit, among other things, knowingly and willfully presenting, or causing to be presented, claims for payment from Medicare, Medicaid, other government payers or other third-party payers that are false or fraudulent;

•
the provisions of the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which established federal crimes for knowingly and willfully executing a scheme to defraud any health care benefit program or making false statements in connection with the delivery of or payment for health care benefits, items or services; and

•
state laws analogous to each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by governmental programs and non-governmental third-party payers, including commercial insurers.

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
Sanctions under these federal and state fraud and abuse laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs and imprisonment. In particular, when an entity is determined to have violated the federal Civil False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $10,957 to $21,916 (adjusted for inflation) for each separate false claim.
We have certain arrangements with hospitals that may be affected by health care fraud and abuse laws. For instance, under our standard customer arrangements, we provide hospitals with pulse oximetry monitoring devices at no up-front charge as part of their agreement to purchase future pulse oximetry sensors from us. In addition, we occasionally provide our customers with rebates in connection with their annual purchases. While we believe that these arrangements are structured such that we are currently in compliance with applicable federal and state health care laws, one or more of these arrangements may not meet the federal Anti-Kickback Statute’s safe harbor requirements, which may result in increased scrutiny by government authorities that are responsible for enforcing these laws.
The Physician Payment Sunshine Act (the Sunshine Act) requires medical device companies to track and publicly report, with limited exceptions, all payments and transfers of value to physicians and teaching hospitals in the U.S. If we fail to comply with the data collection and reporting obligations imposed by the Sunshine Act, we may be subject to substantial civil monetary penalties.
If we are found to have violated any of such laws or other similar governmental regulations which are directly or indirectly applicable to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion of our products from reimbursement under Medicare, Medicaid and other federal health care programs, and the curtailment or restructuring of our operations. Any penalties could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against such action, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
Further, we are required to comply with certain federal and state laws governing the transmission, security and privacy of individually identifiable PHI that we may obtain or have access to in connection with the manufacture and sale of our products. We may be required to make costly system modifications to comply with the HIPAA privacy and security requirements. In addition, if we do not properly comply with existing or new laws and regulations related to the protection of health information, we could be subject to criminal or civil sanctions, the potential enforcement of which is greater as a result of the Health Information Technology of Economic and Clinical Health Act.
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
In addition, state and federal human subject protection laws apply to our clinical research. These laws could create liability for us if one of our research collaborators fails to obtain appropriate informed consent or otherwise violates laws intended to protect research subjects.
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
Changes in the health care industry in the U.S. and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business. The Patient Protection and Affordable Care Act (the ACA), enacted in 2010, required most individuals to have health insurance, established new regulations on health plans, created insurance pooling mechanisms and reduced Medicare spending on services provided by hospitals and other providers. The ACA also imposed significant new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, as well as related compliance and reporting obligations. This medical device excise tax (MDET) has been temporarily suspended by Congress on a number of occasions, and most recently through December 31, 2019. The MDET may be reimposed on medical device makers beginning on January 1, 2020 if such suspension is not re-extended or the MDET is not permanently repealed.
In general, an expansion in the government’s role in the U.S. health care industry may lower reimbursements for our products, reduce demand for innovative products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly in a material manner. In addition, as a result of the continued focus on health care reform, there is a risk that Congress may implement changes in laws and regulations governing health care service providers, including measures to control costs or reduce reimbursement levels, which could result in pricing pressures, have an adverse effect on the demand for our products and/or negatively impact the prices that the market is willing to accept for our current and future products. Furthermore, many private payers look to Medicare’s coverage and reimbursement policies in setting their coverage policies and reimbursement amounts such that federal reforms could influence the private sector as well. Finally, many states also may attempt to reform their Medicaid programs such that either coverage for certain items or services may be narrowed or reimbursement for them could be reduced. These health care reforms may adversely affect our business. In addition, the requirements or restrictions imposed on us or our products may change, either as a result of administratively adopted policies or regulations or as a result of the enactment of new laws. We cannot predict what health care initiatives, if any, will be implemented at the federal or state levels or the effect any future legislation or regulation will have on us.
There have also been recent U.S. Congressional actions to repeal and replace the ACA, and future actions are expected. Even if the ACA is not amended or repealed in its entirety, proposed changes impacting implementation or existing provisions of the ACA could materially and adversely affect our financial position or operations. For example, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act) was signed into law. The 2017 Tax Act, among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage, effective January 1, 2019. The repeal of the individual mandate, as well as similar laws or changes in other jurisdictions, may decrease the number of people who are insured, which could decrease overall demand for our products and adversely affect our business and future results of operations. Although we cannot predict the ultimate content or timing of any healthcare reform legislation, potential changes resulting from any amendment, repeal or replacement of these programs, including any reduction in the future availability of healthcare insurance benefits, could adversely affect our business and future results of operations.
Consistent with or in addition to Congressional or state reforms, CMS, the federal agency that administers the Medicare and Medicaid programs, could change its current policies that affect coverage and reimbursement for our products. For example, in 2007, CMS determined that certain uses of pulse oximetry monitoring are eligible for separate Medicare payment in the hospital outpatient setting when no separately payable hospital outpatient services are reported on the same date of service. However, CMS re-examines the reimbursement rates for hospital inpatient and outpatient departments and physician office settings each year and could either increase or decrease the reimbursement rate for procedures utilizing our products. We are unable to predict when CMS regulations and policies that affect our business may be proposed or enacted in the future or what effect any such regulation or policy would have on our business. Any such regulations or policies that affect the coverage and reimbursement of our current or future products, or the procedures utilizing our current or future products, could cause our sales to decrease and our revenue to decline.
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

Our medical devices and business activities are subject to rigorous regulation by the FDA and other federal, state and international governmental authorities. These authorities and members of Congress have been increasing their scrutiny over the medical device industry. In recent years, the U.S. Congress, Department of Justice, the Office of Inspector General of the Department of Health and Human Services, and the Department of Defense have issued subpoenas and other requests for information to medical device manufacturers, primarily related to financial arrangements with health care providers, regulatory compliance and marketing and product promotional practices. Furthermore, certain state governments have enacted legislation to increase transparency of interactions with health care providers, pursuant to which we are required by law to disclose payments and other transfers of value to health care providers licensed by certain states. We anticipate that the government will continue to scrutinize our industry closely, and any new regulations or statutory provisions could result in delays or increased costs during the periods of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance.
Risks Related to Our Business and Operations
*We may experience conflicts of interest with Cercacor with respect to business opportunities and other matters.
Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that, as of June 30, 2018, a number of our stockholders, including certain of our directors and executive officers, continue to own shares of Cercacor stock. Joe Kiani, our Chairman and Chief Executive Officer (CEO), is also the Chairman and CEO of Cercacor.
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
Under the Cross-Licensing Agreement, a change in control includes the resignation or termination of Joe Kiani from his position as CEO of either Masimo or Cercacor. A change in control also includes other customary events, such as the sale or merger of Masimo or Cercacor to a non-affiliated third-party or the acquisition of 50% or more of the voting power of Masimo or Cercacor by a non-affiliated third-party. In the event we undergo a change in control, we are required to immediately pay a $2.5 million fee to exercise an option to license technology developed by Cercacor for use in blood glucose monitoring. Additionally, our per product royalties payable to Cercacor will become subject to specified minimums, and the minimum aggregate annual royalties for licensed rainbow® measurements payable to Cercacor related to carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and blood glucose will increase to $15.0 million, plus up to $2.0 million for other rainbow® measurements. Also, if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark following a change in control, all rights to the “Masimo” trademark will automatically be assigned to Cercacor. This could delay or discourage transactions involving an actual or potential change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over our then-current trading price. In addition, our requirement to assign all future improvements for non-vital signs to Cercacor could impede a change in control of our company.
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
Our operating results have fluctuated in the past and are likely to fluctuate in the future. We may experience fluctuations in our quarterly results of operations as a result of:

•	predatory pricing and bundling practices by our competitors targeted to dissuade customers from using our technology;

•	delays, delivery performance issues or interruptions in manufacturing and shipping of our products;

•	varying demand for and market acceptance of our technologies and products;

•	delayed acceptance of our new products, negatively impacting the carrying value of our inventory;

•	design, technology or other market changes that could negatively impact the carrying value of our inventory;

•	the effect of competing technological and market developments resulting in lower selling prices or significant promotional costs;

•	changes in the timing of product orders and the volume of sales to our OEM partners;

•	actions taken by GPOs;

•	delays in hospital conversions to our products and declines in hospital patient census;

•	our legal expenses, particularly those related to litigation matters;

•	changes in our product or customer mix;

•	movements in foreign currency exchange rates;

•	market seasonality of our sales due to quarterly fluctuations in hospital and other alternative care admissions;

•	our ability to renew existing long-term sensor contract commitments;

•	changes in the total dollar amount of annual contract renewal activities;

•	changes in the mix and, therefore, the related costs of products that we supply at no upfront costs to our customers as part of their long-term sensor commitments;

•	changes in hospital and other alternative care admission levels;

•	our inability to efficiently scale operations and establish processes to accommodate business growth;

•	unanticipated delays or problems in the introduction of new products, including delays in obtaining clearance or approval from the FDA;

•	high levels of returns and repairs; and

•	changes in reimbursement rates for SpHb®, SpCO® and SpMet® parameters.
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
We are highly dependent on our senior management, especially Joe Kiani, our CEO, and other key officers. We are also heavily dependent on our engineers and field sales team, including sales representatives and clinical specialists. Additionally, from time to time, some of our key personnel may hold stock options with an exercise price that is greater than our recent closing prices, which may minimize the retention value of these options. The loss of the services of members of our key personnel or the inability to attract and retain qualified personnel in the future could prevent the implementation and completion of our objectives, including the development and introduction of our products. In general, our key personnel may terminate their employment at any time and for any reason without notice, unless the individual is a participant in our 2007 Severance Protection Plan, in which case the individual has agreed to provide us with six months’ notice if such individual decides to voluntarily resign.
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
We derive a portion of our net sales from international operations. For the six months ended June 30, 2018 and July 1, 2017, approximately 30.8% and 30.4%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we could be exposed to potentially significant penalties if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.

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
We are subject to certain other laws and regulations affecting our international operations, including laws and regulations such as the North American Free Trade Agreement (NAFTA), which, among other things, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. The U.S. government has indicated its intent to make substantial changes to U.S. trade policy, including NAFTA, and has recently initiated certain tariffs, and is considering imposing additional tariffs, on certain foreign goods. In response to these actions, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. A trade war, trade barriers or other governmental actions related to tariffs, international trade agreements, import or export restrictions or other trade policies could adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, therefore, to adversely affect our business, financial condition and results of operations.
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

For example, in October 2015, the Court of Justice of the EU ruled that the US-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States, was invalid. In July 2016, a new data transfer framework referred to as the EU-U.S. Privacy Shield was adopted, which may provide a new mechanism for companies to transfer EU personal data to the U.S. While we have adopted the EU-U.S. Privacy Shield framework for the transfer of personal data from the EU to the U.S., our means for transferring personal data from the EU may not be adopted by all of our customers and suppliers and may be subject to legal challenge or risk of enforcement actions by data protection authorities. In addition, in April 2016, the EU approved a new data protection regulation, known as the General Data Protection Regulation (GDPR), which became effective in May 2018. The GDPR includes new operational requirements for companies that receive or process personal data of EU residents, as well as significant penalties for non-compliance. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could subject us to cash and non-cash penalties, disrupt our operations, involve significant management distraction and result in a material adverse effect on our business, financial condition and results of operations.
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
We depend on certain sole or limited source suppliers for key materials and components of our noninvasive patient monitoring solutions, and if we are unable to obtain these materials and components on a timely basis, we will not be able to deliver our noninvasive patient monitoring solutions to customers. Also, we cannot guarantee that any of the materials or components that we purchase, if available at all, will be of adequate quality and at acceptable price levels. From time to time, there are industry-wide shortages of several electronic components that we use in our noninvasive blood constituent patient monitoring solutions. We may also experience price increases for materials or components, with no guarantee that such increases can be passed along to our customers, which could adversely impact our gross margins.
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
In addition, stockholder litigation surrounding executive compensation and disclosure of executive compensation has increased with the passage of the Dodd-Frank Act. Furthermore, our stockholders may not continue to approve our advisory vote on named executive officer compensation that is required to be voted on by our stockholders annually pursuant to the Dodd-Frank Act. If we are involved in a lawsuit related to compensation matters or any other matters not covered by our directors’ and officers’ liability insurance, we may incur significant expenses in defending against such lawsuits, or be subject to significant fines or required to take significant remedial actions, each of which could adversely affect our business, financial condition and results of operations.

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
We may experience conflicts of interest with respect our CEO’s role in the Patient Safety Movement Foundation.
Joe Kiani, our Chairman and CEO, founded the Patient Safety Movement Foundation in 2013 with the aim of eliminating the third leading cause of death in the U.S., preventable deaths due to medical errors. While reception to his work in this area has been high and great progress is being made, conflicts of interest issues may arise between our business and customers and the objectives of the Patient Safety Movement Foundation. For example, one of the objectives of the Patient Safety Movement Foundation is to request that hospitals implement Actionable Patient Safety Solutions to overcome some of the leading patient safety challenges that hospitals currently face. Some hospitals and other healthcare providers may disagree with the Patient Safety Movement Foundation’s recommendations or may determine that these steps and other actions encouraged by the Patient Safety Movement Foundation may not be practicable or may be too costly or burdensome to implement. Although Mr. Kiani’s role in the Patient Safety Movement Foundation is separate from his role as our President and CEO, hospitals and healthcare providers that do not agree with the actions or recommendations of the Patient Safety Movement Foundation may nonetheless disfavor Masimo products, which could adversely affect our business, financial condition and results of operations.
Risks Related to Our Stock
*Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From January 2, 2018 to June 30, 2018, our closing stock price ranged from $82.06 to $102.21 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
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
As of June 30, 2018, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 12.4% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and Board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
*Our investors could experience substantial dilution of their investments as a result of subsequent exercises of our outstanding options, vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs), or the grant of future equity awards by us.
As of June 30, 2018, approximately 12.8 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 6.5 million shares were subject to options outstanding at such date at a weighted-average exercise price of $39.68 per share, approximately 2.7 million shares were subject to outstanding RSUs, approximately 0.3 million shares were subject to outstanding PSUs and approximately 3.3 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 24 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution. We rely on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.
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
In September 2015, our Board authorized a stock repurchase program, whereby we may purchase up to 5.0 million shares of our common stock over a period of up to three years (2015 Repurchase Program). As of June 30, 2018, approximately 1.9 million shares remained available for repurchase under the 2015 Repurchase Program. In July 2018, our Board approved a new stock repurchase program, authorizing us to purchase up to 5.0 million additional shares of our common stock over a period of up to three years (2018 Repurchase Program). The 2018 Repurchase Program will become effective in September 2018 upon the expiration of the 2015 Repurchase Program. Any repurchase of our common stock under either repurchase program will be at the discretion of a committee comprised of our CEO and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our Board may modify or amend the 2015 Repurchase Program or the 2018 Repurchase Program, or adopt a new stock repurchase program, at any time at its discretion without stockholder approval.

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 30, 2017, (ii) Condensed Consolidated Statements of Income for the six months ended June 30, 2018 and July 1, 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2018 and July 1, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and July 1, 2017, and (v) Notes to Condensed Consolidated Financial Statements.
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

MASIMO CORPORATION

Date: August 1, 2018	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: August 1, 2018	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer