Form 10-Q
period 2018-09-29
MASIMO CORP
filed 2018-10-31
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of September 29, 2018
Common stock, $0.001 par value	52,995,786

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 29, 2018

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	September 29, 2018	December 30, 2017 As Adjusted
ASSETS
Current assets
Cash and cash equivalents	$493,488	$315,302
Accounts receivable, net of allowance for doubtful accounts of $1,681 and $2,116 at September 29, 2018 and December 30, 2017, respectively.	101,024	118,532
Inventories	92,952	92,259
Other current assets	48,283	33,601
Total current assets	735,747	559,694
Deferred costs and other contract assets	119,523	109,256
Property and equipment, net	164,605	164,096
Intangible assets, net	28,462	27,123
Goodwill	23,454	20,617
Deferred tax assets	20,209	19,981
Other non-current assets	3,859	4,668
Total assets	$1,095,859	$905,435
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$38,940	$33,780
Accrued compensation	41,293	39,515
Accrued and other current liabilities	27,802	24,254
Deferred revenue and other contract-related liabilities, current	35,592	32,105
Total current liabilities	143,627	129,654
Other non-current liabilities	39,834	51,757
Total liabilities	183,461	181,411
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at September 29, 2018 and December 30, 2017	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 52,996 and 51,636 shares issued and outstanding at September 29, 2018 and December 30, 2017, respectively	53	52
Treasury stock, 15,255 and 15,059 shares at September 29, 2018 and December 30, 2017, respectively	(489,026)	(472,536)
Additional paid-in capital	523,051	461,494
Accumulated other comprehensive loss	(5,818)	(2,941)
Retained earnings	884,138	737,955
Total stockholders’ equity	912,398	724,024
Total liabilities and stockholders’ equity	$1,095,859	$905,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017 As Adjusted	September 29, 2018	September 30, 2017 As Adjusted
Revenue:
Product	$202,068	$179,696	$608,461	$541,889
Royalty and other revenue	8,515	13,664	26,696	40,420
Total revenue	210,583	193,360	635,157	582,309
Cost of goods sold	69,830	69,295	208,596	198,929
Gross profit	140,753	124,065	426,561	383,380
Operating expenses:
Selling, general and administrative	72,670	65,704	215,263	198,460
Research and development	19,442	15,300	57,160	45,859
Total operating expenses	92,112	81,004	272,423	244,319
Operating income	48,641	43,061	154,138	139,061
Non-operating income	1,028	287	4,080	1,319
Income before provision (benefit) for income taxes	49,669	43,348	158,218	140,380
Provision (benefit) for income taxes	(7,457)	7,495	11,609	7,856
Net income	$57,126	$35,853	$146,609	$132,524

Net income per share:
Basic	$1.09	$0.69	$2.78	$2.57
Diluted	$1.02	$0.64	$2.59	$2.37

Weighted-average shares used in per share calculations:
Basic	52,432	52,079	52,726	51,469
Diluted	56,237	56,163	56,555	55,967
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017 As Adjusted	September 29, 2018	September 30, 2017 As Adjusted
Net income	$57,126	$35,853	$146,609	$132,524
Other comprehensive income, net of tax:
Unrealized gains (losses) from foreign currency translation adjustments	179	1,404	(2,877)	4,270
Comprehensive income	$57,305	$37,257	$143,732	$136,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 29, 2018	September 30, 2017 As Adjusted
Cash flows from operating activities:
Net income	$146,609	$132,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,959	14,384
Stock-based compensation	19,695	11,192
Loss on disposal of property, equipment and intangibles	641	420
Benefit from doubtful accounts	(401)	—
Benefit from deferred income taxes	(6,747)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	17,384	(17,277)
Increase in inventories	(1,069)	(26,354)
Increase in other current assets	(15,606)	(9,095)
Increase in deferred costs and other contract assets	(10,400)	(9,175)
Decrease (increase) in other non-current assets	496	(3,525)
Increase in accounts payable	4,090	3,748
Increase (decrease) in accrued compensation	1,919	(9,094)
Increase in accrued liabilities	5,695	393
Increase (decrease) in income tax payable	410	(71,177)
Increase (decrease) in deferred revenue and other contract-related liabilities	3,981	(11,039)
(Decrease) increase in other non-current liabilities	(6,351)	1,456
Net cash provided by operating activities	176,305	7,381
Cash flows from investing activities:
Purchases of property and equipment, net	(12,299)	(37,830)
Increase in intangible assets	(4,718)	(2,220)
Business combination, net of cash acquired, and acquisitions of equity investments	(4,000)	(1,145)
Proceeds from sale of equity investments	453	—
Net cash used in investing activities	(20,564)	(41,195)
Cash flows from financing activities:
Repayments of capital lease obligations	—	(71)
Proceeds from issuance of common stock	42,297	55,709
Payroll tax withholdings on behalf of employees for vested equity awards	(168)	—
Repurchases of common stock	(18,478)	(42,608)
Net cash provided by financing activities	23,651	13,030
Effect of foreign currency exchange rates on cash	(1,230)	3,112
Net increase in cash, cash equivalents, and restricted cash	178,162	(17,672)
Cash, cash equivalents and restricted cash at beginning of period	315,483	308,198
Cash, cash equivalents and restricted cash at end of period	$493,645	$290,526
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of December 30, 2017 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (fiscal year 2017), filed with the SEC on February 28, 2018. The results for the nine months ended September 29, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 29, 2018 (fiscal year 2018) or for any other interim period or for any future year.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by-contract basis. There were no transfers between Level 1, Level 2 and Level 3 inputs during the nine months ended September 29, 2018. The Company carries cash and cash equivalents at cost, which approximates fair value. As of September 29, 2018 and December 30, 2017, the Company had an insignificant amount of other financial assets that were required to be measured under the fair value hierarchy, the measurement of which were based on level 1 and level 2 inputs.
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
Intangible Assets
The Company’s policy is to renew its patents and trademarks. Total renewal costs for patents and trademarks for the nine months ended September 29, 2018 and September 30, 2017 were $0.3 million and $0.4 million, respectively. As of September 29, 2018, the weighted-average number of years until the next renewal was one year for patents and six years for trademarks. Costs to renew patents and trademarks are capitalized and amortized over the remaining useful life of the intangible asset. The Company continually evaluates the amortization period and carrying basis of patents and trademarks to determine whether any events or circumstances warrant a revised estimated useful life or reduction in value. Capitalized application costs are charged to operations when it is determined that the patent or trademark will not be obtained or is abandoned.

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
No impairment of goodwill, intangible assets or other long-lived assets was recorded during each of the three and nine months ended September 29, 2018 and September 30, 2017.
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
The majority of the Company’s royalty and other revenue arises from an agreement with Medtronic plc (Medtronic, formerly Covidien Ltd.) that provides for quarterly royalty payments to the Company based upon U.S. sales of certain Medtronic products. An estimate of these royalty revenues is recorded quarterly in the period earned based on historical results, adjusted for any new information or trends known to management at the time of estimation. This estimated revenue is adjusted prospectively when the Company receives the Medtronic royalty report, approximately sixty days after the end of the previous quarter. For the three months ended September 29, 2018 and September 30, 2017, the Company recognized royalty revenue pursuant to this agreement of approximately $8.1 million and $8.4 million, respectively. For the nine months ended September 29, 2018 and September 30, 2017, the Company recognized royalty revenue pursuant to this agreement of approximately $25.3 million and $25.7 million, respectively.
From time-to-time, the Company also recognizes revenue related to non-recurring engineering (NRE) services provided to certain OEM customers. NRE revenue is generally recognized on a proportionate basis as the costs of performing such services are incurred by the Company.
Shipping and Handling Costs and Fees
All shipping and handling costs are expensed as incurred and are recorded as a component of cost of goods sold in the accompanying consolidated statements of operations. Charges for shipping and handling billed to customers are included as a component of product revenue.
Taxes Collected From Customers and Remitted to Governmental Authorities
The Company’s policy is to present revenue net of taxes collected from customers and remitted to governmental authorities.

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
Changes in the product warranty accrual were as follows (in thousands):

	Nine Months Ended
	September 29, 2018	September 30, 2017
Warranty accrual, beginning of period	$1,149	$910
Accrual for warranties issued	943	712
Changes to pre-existing warranties (including changes in estimates)	779	(116)
Settlements made	(974)	(486)
Warranty accrual, end of period	$1,897	$1,020
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
The change in accumulated other comprehensive loss was as follows (in thousands):

Nine Months Ended September 29, 2018
Accumulated other comprehensive loss, beginning of period	$(2,941)
Unrealized gains from foreign currency translation	(2,877)
Accumulated other comprehensive loss, end of period	$(5,818)
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance share units (PSUs). For the three and nine months ended September 29, 2018, weighted options to purchase 0.6 million and 1.1 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the three and nine months ended September 30, 2017, weighted options to purchase 0.6 million and 0.2 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs are considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of each of September 29, 2018 and September 30, 2017, 2.7 million weighted average shares related to such RSUs have been excluded from the calculation of potential shares for each of the three and nine months ended September 29, 2018 and September 30, 2017.
A reconciliation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017 As Adjusted	September 29, 2018	September 30, 2017 As Adjusted
Net income	$57,126	$35,853	$146,609	$132,524
Basic net income per share:
Weighted-average shares outstanding - basic	52,432	52,079	52,726	51,469
Net income per basic share	$1.09	$0.69	$2.78	$2.57
Diluted net income per share:
Weighted-average shares outstanding - basic	52,432	52,079	52,726	51,469
Diluted share equivalent: stock options and RSUs	3,805	4,084	3,829	4,498
Weighted-average shares outstanding - diluted	56,237	56,163	56,555	55,967
Net income per diluted share	$1.02	$0.64	$2.59	$2.37

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Nine Months Ended
	September 29, 2018	September 30, 2017
Cash paid during the year for:
Interest	$184	$432
Income taxes	29,003	86,759

Noncash investing and financing activities:
Unpaid purchases of property, plant and equipment	$2,023	$3,349
Unsettled common stock proceeds from option exercises	259	113
Unsettled stock repurchases	—	2,653

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$493,488	$289,944
Restricted cash	157	582
Total cash, cash equivalents and restricted cash shown in the statement of cash flow	$493,645	$290,526
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
Recently Adopted Accounting Pronouncements
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Shares-Based Payment Accounting (ASU 2018-07). The new standard aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees. Under this guidance, the measurement of the equity-classified nonemployee awards will be fixed at the grant date and the term used for measurement can be the expected term or the contractual term. ASU 2018-07 is effective for annual and interim fiscal reporting periods beginning after December 15, 2018. The Company early adopted this standard during the three months ended September 29, 2018 and such adoption did not have a material impact on its consolidated financial statements.
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (ASU 2018-05). ASU 2018-05 amends certain material in ASC Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act of 2017. The Company early adopted this standard when it was issued.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Effective December 31, 2017, the Company adopted ASU 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (ASU 2014-09). ASC 606 provides a single, principles-based five-step model to be applied to all contracts with customers, and generally provides for the recognition of revenue in an amount that reflects the considerations to which the Company expects to be entitled when control over the promised goods or services are transferred to the customer. ASC 606 also enhances disclosures about revenue, provides additional guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. In addition, ASC 606 includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer.
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
During the fourth quarter of the fiscal year ended December 30, 2017, the Company early adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). The new standard was intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. The Company has restated interim periods prior to the date of adoption to reflect the adoption of this ASU.
The reconciliations below reflect the adoption of ASC 606, the adoption of ASU 2016-16, the adoption of ASU 2016-18 and certain other immaterial reclassifications (in thousands, except per share amounts):

Condensed Consolidated Balance Sheet:	December 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Accounts receivable	$121,309	$(2,777)	$118,532
Inventories	95,944	(3,685)	92,259
Other current assets	31,563	2,038	33,601
Deferred costs and other contract assets	99,600	9,656	109,256
Deferred tax assets	23,898	(3,917)	19,981
Other non-current assets	10,782	(6,114)	4,668
Accrued and other liabilities	42,344	(18,090)	24,254
Deferred revenue and other contract liabilities, current	35,929	(3,824)	32,105
Retained earnings	720,842	17,113	737,955

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Condensed Consolidated Statement of Operations:	Three Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Product revenue	$181,271	$(1,575)	$179,696
Royalty and other revenue	12,421	1,243	13,664
Cost of goods sold	65,027	4,268	69,295
Selling, general and administrative	65,390	314	65,704
Provision (benefit) for income taxes	9,027	(1,532)	7,495
Net income	39,235	(3,382)	35,853

Net income per share:
Basic	$0.75	$(0.06)	$0.69
Diluted	$0.70	$(0.06)	$0.64

Condensed Consolidated Statement of Operations:	Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Product revenue	$542,170	$(281)	$541,889
Royalty and other revenue	30,757	9,663	40,420
Cost of goods sold	191,692	7,237	198,929
Selling, general and administrative	197,339	1,121	198,460
Provision (benefit) for income taxes	8,108	(252)	7,856
Net income	131,248	1,276	132,524

Net income per share:
Basic	$2.55	$0.02	$2.57
Diluted	$2.35	$0.02	$2.37

Condensed Consolidated Statements of Cash Flows:	Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net income	$131,248	$1,276	$132,524
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in inventories	(25,998)	(356)	(26,354)
Decrease in other current assets	(11,099)	2,004	(9,095)
Decrease in deferred costs and other contract assets	(16,166)	6,991	(9,175)
Increase in other non-current assets	(964)	(2,561)	(3,525)
Increase in accrued liabilities	(66,918)	67,311	393
Decrease in income taxes payable	—	(71,177)	(71,177)
Decrease in deferred revenue and other contract liabilities	(5,905)	(5,134)	(11,039)

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, (ASU 2016-01). The new standard requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value, and (ii) changes in fair value due to instrument-specific credit risk be recognized separately in other comprehensive income when the fair value option has been elected for financial liabilities. ASU 2016-01 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017. The Company adopted this standard during the nine months ended September 29, 2018 and such adoption did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (ASU 2018-09). This new standard amends, clarifies, corrects errors in and makes minor improvements to the ASC. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments of ASU 2018-09 do not require transition guidance and will be effective upon issuance. However, many of the amendments of ASU 2018-09 that contain transition guidance are effective for the Company for annual periods beginning after December 15, 2018. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires lessees to recognize most leases on their balance sheets but continue to recognize lease expenses in their statement of operations in a manner similar to current practice. ASU 2016-02 states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expense related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the statement of operations. ASU 2016-02 is effective for annual and interim fiscal reporting periods beginning after December 15, 2018, and early application is permitted. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (ASU 2018-10). ASU 2018-10 provides clarification on the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2018-10 is effective for annual and interim fiscal reporting periods beginning after December 15, 2018. Also in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (ASU 2018-11). ASU 2018-11 provides a transition option and a practical expedient for lessors to aid in cost reductions and complexity of implementing the new standard. Under the transition option, entities can opt to continue to apply the legacy guidance in ASC Topic 840, Leases (ASC 840), including its disclosure requirements. Entities that elect this option will make only annual disclosures for the comparative periods because ASC 840 does not require interim disclosures.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Entities that elect this transition option still adopt the new leases standard using the modified retrospective transition method required by the standard, but they recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The optional practical expedient allows lessors to elect, by class of underlying asset, to not separate non-lease components from the associated lease components if the non-lease components otherwise would be accounted for in accordance with ASC 606 and both of the following criteria are met: (1) the lease component and the associated non-lease components have the same timing and pattern of transfer and(2) the lease component, if accounted for separately, would be classified as an operating lease. ASU 2018-11 is effective for annual and interim fiscal reporting periods beginning after December 15, 2018. The Company is currently evaluating the expected impact of these standards on its consolidated financial statements, but anticipates that, among other things, the required recognition by a lessee of a lease liability and related right-of-use asset for operating leases will increase both the assets and liabilities recognized and reported on its balance sheet as of the adoption date. In addition, the Company anticipates that the classification of certain leases for which the Company is the lessor will change under the new guidance for most circumstances, resulting in the acceleration of revenue under certain contracts, as well as the immediate expensing of certain costs that are currently deferred and expensed over the life of the lease. The Company currently expects to complete its assessment of the full financial impact of the new lease accounting guidance, as both a lessee and lessor, during the next three to six months.
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
4. Related Party Transactions
The Company’s Chairman and CEO is also the Chairman and CEO of Cercacor. The Company is a party to the following agreements with Cercacor:

•
Cross-Licensing Agreement - The Company and Cercacor are parties to the Cross-Licensing Agreement, which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities to Cercacor arising under the Cross-Licensing Agreement were $3.0 million and $2.1 million for the three months ended September 29, 2018 and September 30, 2017, respectively. Aggregate liabilities to Cercacor arising under the Cross-Licensing Agreement were $7.5 million and $5.6 million for the nine months ended September 29, 2018 and September 30, 2017, respectively.

•
Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were less than $0.1 million for each of the three and nine months ended September 29, 2018 and September 30, 2017.

•
Sublease Agreement - In March 2016, the Company entered into a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California (Cercacor Sublease). The Cercacor Sublease began on May 1, 2016 and expires on November 30, 2019. The Company recognized $0.1 million in sublease income for each of the three months ended September 29, 2018 and September 30, 2017. The Company recognized $0.3 million in sublease income for each of the nine months ended September 29, 2018 and September 30, 2017.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Net amounts due to Cercacor at each of September 29, 2018 and December 30, 2017 were $2.1 million and $1.5 million, respectively.
The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. In addition, the Company’s Executive Vice President (EVP) and General Counsel is a Director and also serves as the Secretary of the Masimo Foundation and the Company’s EVP, Chief Financial Officer (CFO) serves as the Treasurer of the Masimo Foundation. During the three and nine months ended September 29, 2018, the Company pledged $1.0 million to the Masimo Foundation.
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
In August 2017, the Company entered into an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. For the three and nine months ended September 29, 2018, the Company charged the Company’s CEO $0.1 million and $0.2 million, respectively, related to such reimbursements.
5. Inventories
Inventories consist of the following (in thousands):

	September 29, 2018	December 30, 2017 As Adjusted
Raw materials	$34,652	$31,200
Work-in-process	6,827	8,619
Finished goods	51,473	52,440
Total inventories	$92,952	$92,259
6. Other Current Assets
Other current assets consist of the following (in thousands):

	September 29, 2018	December 30, 2017 As Adjusted
Prepaid income taxes	$15,377	$3,493
Prepaid expenses	10,859	10,517
Indirect taxes receivable	7,967	6,556
Royalties receivable	7,250	7,400
Customer notes receivable	2,647	2,777
Employee loans and advances	342	364
Other current assets	3,841	2,494
Total other current assets	$48,283	$33,601

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following (in thousands):

	September 29, 2018	December 30, 2017 As Adjusted
Deferred cost of goods sold	$105,664	$93,261
Prepaid contract incentives	5,485	6,115
Deferred commissions	4,950	5,613
Unbilled contract receivables	3,424	4,267
Deferred costs and other contract assets	$119,523	$109,256
For the three months ended September 29, 2018 and September 30, 2017, $7.4 million and $7.6 million, respectively, of deferred cost of goods sold was amortized to cost of goods sold. For the nine months ended September 29, 2018 and September 30, 2017, $22.2 million and $21.5 million, respectively, of deferred costs of goods sold was amortized to cost of goods sold.
For the three months ended September 29, 2018 and September 30, 2017, $0.5 million and $0.6 million, respectively, of prepaid contract incentives was amortized as a reduction to revenue. For the nine months ended September 29, 2018 and September 30, 2017, $1.3 million and $1.5 million, respectively, of prepaid contract incentives was amortized as a reduction to revenue.
For the three months ended September 29, 2018 and September 30, 2017, $0.5 million and $0.6 million, respectively, of deferred commissions was amortized to selling, general and administrative expenses. For the nine months ended September 29, 2018 and September 30, 2017, $1.6 million and $1.9 million, respectively, of deferred commissions was amortized to selling, general and administrative expenses.
8. Property and Equipment
Property and equipment, net, consists of the following (in thousands):

	September 29, 2018	December 30, 2017
Building and building improvements	$88,403	$87,999
Machinery and equipment	53,160	47,556
Aircraft and vehicles	25,554	25,329
Land	23,762	23,762
Computer equipment	16,426	15,789
Leasehold improvements	16,323	15,326
Tooling	14,124	13,754
Furniture and office equipment	10,371	9,967
Demonstration units	471	486
Construction-in-progress (CIP)	9,698	6,365
Total property and equipment	258,292	246,333
Accumulated depreciation and amortization	(93,687)	(82,237)
Property and equipment, net	$164,605	$164,096
For the three months ended September 29, 2018 and September 30, 2017, depreciation expense of property and equipment was $4.0 million and $3.8 million, respectively. For the nine months ended September 29, 2018 and September 30, 2017, depreciation expense of property and equipment was $12.1 million and $10.8 million, respectively.
The balances in CIP at September 29, 2018 and December 30, 2017 related primarily to capitalized costs associated with the implementation of a new enterprise resource planning software system and manufacturing equipment, the underlying assets for which have not been completed or placed into service.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

9. Intangible Assets
Intangible assets, net, consist of the following (in thousands):

	September 29, 2018	December 30, 2017
Patents	$20,924	$20,623
Customer relationships	7,669	7,669
Licenses-related party	7,500	7,500
Acquired technology	5,580	5,580
Trademarks	4,234	4,036
Capitalized software development costs	3,374	2,699
Other	5,466	3,691
Total intangible assets	54,747	51,798
Accumulated amortization	(26,285)	(24,675)
Intangible assets, net	$28,462	$27,123
Total amortization expense for each of the three months ended September 29, 2018 and September 30, 2017 was $1.1 million. Total amortization expense for the nine months ended September 29, 2018 and September 30, 2017 was $3.5 million and $3.2 million, respectively. All of these intangible assets have a 10 year weighted average amortization period.
Estimated amortization expense for future fiscal years is as follows (in thousands):

Fiscal year	Amount
2018 (balance of year)	$4,411
2019	3,959
2020	3,714
2021	3,333
2022	1,854
Thereafter	11,191
Total	$28,462
10. Goodwill
Changes in goodwill were as follows (in thousands):

Nine Months Ended September 29, 2018
Goodwill, beginning of period	$20,617
Acquisition through business combination	3,490
Foreign currency translation	(653)
Goodwill, ending of period	$23,454
On September 21, 2018, the Company acquired all of the outstanding shares of a private patient monitoring software company for approximately $4.0 million. Based on the Company’s preliminary purchase price allocation, approximately $3.5 million of the purchase price has been assigned to goodwill. All of the assets and liabilities of the acquired company as of September 29, 2018, and its operating results from September 21, 2018 to September 29, 2018, are included in these condensed consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

11. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 29, 2018	December 30, 2017 As Adjusted
Accrued indirect taxes payable	$8,137	$6,711
Accrued expenses	4,727	4,022
Income tax payable	4,686	4,292
Related party payables	3,116	1,528
Accrued legal fees	2,009	975
Accrued warranty	1,897	1,149
Accrued customer rebates, fees and reimbursements	1,888	2,351
Accrued stock repurchases	—	1,988
Other	1,342	1,238
Total accrued and other current liabilities	$27,802	$24,254
12. Deferred Revenue and Other Contract-Related Liabilities
Deferred revenue and other contract-related liabilities consist of the following (in thousands):

	September 29, 2018	December 30, 2017 As Adjusted
Accrued customer reimbursements	$18,969	$16,896
Deferred revenue	11,612	11,589
Accrued rebates and incentives	5,255	3,598
Other contract-related liabilities	481	259
Total deferred revenue and other contract-related liabilities	36,317	32,342
Less: Non-current portion of deferred revenue	(725)	(237)
Deferred revenue and other contract-related liabilities - current	$35,592	$32,105
Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize the revenue. These amounts primarily relate to undelivered equipment, sensors and services under LT Sensor Contracts, extended warranty agreements and NRE service agreements.
Changes in deferred revenue for the nine months ended September 29, 2018 were as follows:

Nine Months Ended September 29, 2018
Deferred revenue, beginning of the period	$11,589
Revenue deferred during the period	7,802
Recognition of revenue deferred in prior periods	(7,779)
Deferred revenue, end of the period	$11,612
Expected revenue from remaining contractual performance obligations (Unrecognized Contract Revenue) includes deferred revenue, as well as other amounts that will be invoiced and recognized as revenue in future periods, when the Company completes its performance obligations. While Unrecognized Contract Revenue is similar in concept to backlog, Unrecognized Contract Revenue excludes revenue allocable to monitoring-related equipment that is effectively leased to hospitals under LT Sensor Contracts and other contractual obligations for which neither party has performed. The following table summarizes the Company’s estimated Unrecognized Contract Revenue as of September 29, 2018 and the future periods within which the Company expects to recognize such revenue.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially, from those reflected in this table.

	Expected Future Revenue By Period (in thousands)
	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years	Total
Unrecognized contract revenue	$198,090	$252,211	$103,468	$20,625	$574,394
13. Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	September 29, 2018	December 30, 2017
Income tax payable, long-term	$23,446	$25,734
Unrecognized tax benefits	10,908	14,348
Deferred tax liabilities	3,430	9,880
Deferred rent, long-term	1,238	1,266
Deferred revenue, long-term	725	237
Other	87	292
Total other non-current liabilities	$39,834	$51,757
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
14. Stock Repurchase Program
In September 2015, the Company’s Board of Directors (Board) authorized a stock repurchase program, whereby the Company could purchase up to 5.0 million shares of its common stock over a period of up to three years (2015 Repurchase Program). A total of 3.1 million shares were purchased by the Company pursuant to the 2015 Repurchase Program prior to its expiration in September 2018.
In July 2018, the Board approved a new stock repurchase program, authorizing the Company to purchase up to 5.0 million additional shares of its common stock over a period of up to three years (2018 Repurchase Program). The 2018 Repurchase Program became effective in September 2018 upon the expiration of the 2015 Repurchase Program. The Company expects to fund the 2018 Repurchase Program through its available cash, cash expected to be generated from future operations and other potential sources of capital. The 2018 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions.
The following table provides a summary of the Company’s stock repurchase activities during the three and nine months ended September 29, 2018 and September 30, 2017 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Shares repurchased	—	533	198	533
Average cost per share	$—	$84.86	$84.14	$84.86
Value of shares repurchased	$—	$45,261	$16,490	$45,261

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

15. Stock-Based Compensation
Total stock-based compensation expense for the three months ended September 29, 2018 and September 30, 2017 was $7.6 million and $5.1 million, respectively. Total stock-based compensation expense for the nine months ended September 29, 2018 and September 30, 2017 was $19.7 million and $11.2 million, respectively. As of September 29, 2018, an aggregate of 12.0 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 3.2 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for exercise prices):

	Nine Months Ended September 29, 2018
	Shares	Average Exercise Price
Options outstanding, beginning of period	6,953	$36.26
Granted	480	96.13
Canceled	(170)	52.96
Exercised	(1,518)	27.68
Options outstanding, end of period	5,745	$43.04
Options exercisable, end of period	3,323	$29.22
Total stock option expense for the three months ended September 29, 2018 and September 30, 2017 was $3.5 million and $2.9 million, respectively. Total stock option expense for the nine months ended September 29, 2018 and September 30, 2017 was $10.3 million and $8.2 million, respectively. As of September 29, 2018, the Company had $41.4 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted average period of approximately 3.6 years. The weighted-average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock as of September 29, 2018 was 6.2 years. The weighted-average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock as of September 29, 2018, was 4.9 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted average grant date fair value amounts):

	Nine Months Ended September 29, 2018
	Units	Weighted Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,708	$95.51
Granted	7	99.05
Canceled	—	—
Expired	—	—
Vested	(8)	88.40
RSUs outstanding, end of period	2,707	$95.54
Total RSU expense for each of the three months ended September 29, 2018 and September 30, 2017 was $0.2 million. Total RSU expense for the nine months ended September 29, 2018 and September 30, 2017 was $0.5 million and $0.3 million, respectively. As of September 29, 2018, the Company had $0.5 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 0.7 years.
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted average grant date fair value amounts):

	Nine Months Ended September 29, 2018
	Units	Weighted Average Grant Date Fair Value
PSUs outstanding, beginning of period	233	$90.70
Granted	197	86.95
Canceled	(86)	90.71
Expired	—	—
Vested	(31)	90.70
PSUs outstanding, end of period	313	$88.34
During the nine months ended September 29, 2018, the Company awarded 197,000 PSUs that will vest three years from the award date, based on the achievement of certain 2020 performance criteria approved by the Board. If earned, the PSUs granted will vest upon achievement of the performance criteria after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 197,000 PSUs or 394,000 shares. Based on management’s estimate of the number of units expected to vest, total PSU expense for the three months ended September 29, 2018 and September 30, 2017 was $4.0 million and $2.0 million, respectively. Total PSU expense for the nine months ended September 29, 2018 and September 30, 2017 was $8.8 million and $2.6 million, respectively. As of September 29, 2018, the Company had $29.5 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 2.3 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Valuation of Stock-Based Award Activity
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Risk-free interest rate	2.7% to 3.0%	1.7% to 2.0%	2.3% to 3.0%	1.7% to 2.2%
Expected term (in years)	5.6	5.5	5.6	5.5
Estimated volatility	26.8% to 32.0%	30.3% to 32.1%	26.8% to 32.0%	29.7% to 32.1%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$37.62	$27.70	$31.21	$27.74
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of September 29, 2018 was $468.2 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of September 29, 2018 was $316.7 million. The aggregate intrinsic value of options exercised during the nine months ended September 29, 2018 was $119.4 million.
The fair value of each RSU and PSU award is determined based on the closing price of the Company’s common stock on the grant date, or the modification date, if any.
16. Commitments and Contingencies
Leases
The Company leases certain facilities in North and South America, Europe, the Middle East and Asia-Pacific regions under operating lease agreements expiring at various dates through November 2026. Certain facility leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight-line method based on total lease payments. The Company has received leasehold improvement incentives in connection with certain leased facilities in the U.S. These leasehold improvement incentives have been recorded as deferred rent and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of each of September 29, 2018 and December 30, 2017, accrued rent expense in excess of the amount paid aggregated $1.5 million, which is classified within other current and non-current liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company leases automobiles in the U.S. and Europe that are classified as operating leases and expire at various dates through September 2021. The majority of these leases are non-cancellable. The Company also has outstanding capital leases for office equipment and computer equipment, all of which are non-cancellable.
As of September 29, 2018, estimated future minimum lease payments, including interest, for each of the following fiscal years are as follows (in thousands):

Total Operating Leases
2018 (balance of year)	$2,040
2019	6,388
2020	3,964
2021	2,126
2022	1,561
Thereafter	5,424
Total	$21,503

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Rental expense related to operating leases was $1.7 million for each of the three months ended September 29, 2018 and September 30, 2017, and $5.2 million and $5.0 million for the nine months ended September 29, 2018 and September 30, 2017, respectively.
Employee Retirement Savings Plan
The Company sponsors a qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $0.5 million and $0.6 million to the MRSP for the three months ended September 29, 2018 and September 30, 2017, respectively, and $1.8 million to the MRSP for each of the nine months ended September 29, 2018 and September 30, 2017.
In addition, the Company also sponsors various defined contribution plans in certain locations outside of the United States (Subsidiary Plans). For each of the three months ended September 29, 2018 and September 30, 2017, the Company contributed $0.1 million to the Subsidiary Plans. For the nine months ended September 29, 2018 and September 30, 2017, the Company contributed $0.3 million and $0.2 million to the Subsidiary Plans, respectively.
Employment and Severance Agreements
In July 2017, the Company entered into the First Amendment to the certain Amended and Restated Employment Agreement entered into between the Company and Mr. Kiani on November 4, 2015 (as amended, the Amended Employment Agreement). Pursuant to the terms of the Amended Employment Agreement, upon a “Qualifying Termination” (as defined in the Amended Employment Agreement), Mr. Kiani will be entitled to receive a cash severance benefit equal to two times the sum of his then-current base salary and the average annual bonus paid to Mr. Kiani during the immediately preceding three years, the full amount of the Award Shares and the full amount of the Cash Payment. In addition, in the event of a “Change in Control” (as defined in the Amended Employment Agreement) prior to a Qualifying Termination, on each of the first and second anniversaries of the Change in Control, 50% of the Cash Payment and 50% of the Award Shares will vest, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date; however, in the event of a Qualifying Termination or a termination of Mr. Kiani’s employment due to death or disability prior to either of such anniversaries, any unvested amount of the Cash Payment and all of the unvested Award Shares shall vest and be paid in full. Additionally, in the event of a Change in Control prior to a Qualifying Termination, Mr. Kiani’s stock options and any other equity awards will vest in accordance with their terms, but in no event later than in two equal installments on each of the one year and two year anniversaries of the Change in Control, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date. As of September 29, 2018, the expense related to the Award Shares and Cash Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement was approximately $292.9 million.
As of September 29, 2018, the Company had severance plan participation agreements with eight executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months’ advance notice of their resignation under certain circumstances.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $80.6 million of purchase commitments as of September 29, 2018, which are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of September 29, 2018, the Company had approximately $1.1 million in outstanding unsecured bank guarantees.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of September 29, 2018, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash in time deposits with major financial institutions. As of September 29, 2018, the Company had $493.5 million of bank balances, of which $3.4 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
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
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three and nine months ended September 29, 2018, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $115.3 million and $350.2 million, respectively. During the three and nine months ended September 30, 2017, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $102.7 million and $308.0 million, respectively.
For the three months ended September 29, 2018, the Company had sales through two just-in-time distributors that represented 12.3% and 9.4% of total revenue, respectively. For the three months ended September 30, 2017, the Company had sales through the same two just-in-time distributors that represented 12.3% and 10.9% of total revenue, respectively.
For the nine months ended September 29, 2018, the Company had sales to two just-in-time distributors that represented 12.4% and 10.4% of total revenue, respectively. For the nine months ended September 30, 2017, the Company had sales to the same two just-in-time distributors that represented 13.2% and 11.4% of total revenue, respectively.
As of September 29, 2018, one just-in-time distributor represented 5.3% of the Company’s accounts receivable balance. As of December 30, 2017, one just-in-time distributor represented 6.5% of the Company’s accounts receivable balance.
For the nine months ended September 29, 2018 and September 30, 2017, the Company recorded $25.3 million and $25.7 million, respectively, in royalty revenues from Medtronic. In exchange for these royalty payments, the Company has provided Medtronic the ability to ship its patent infringing product with a covenant not to sue Medtronic as long as Medtronic abides by the terms of the settlement agreement between the companies. Pursuant to the terms of the Third Amendment to Settlement Agreement and Release of Claims effective September 2016, Medtronic agreed to continue paying royalties to the Company through October 6, 2018, after which no more royalties are due.
Litigation
During the third quarter of fiscal year 2017, the Company became aware that certain amounts had been paid by a foreign government customer to the Company’s former appointed foreign agent in connection with a foreign government tender, but had not been remitted by such agent to the Company in accordance with the agency agreement. On December 28, 2017, the Company initiated arbitration proceedings against this foreign agent after unsuccessful attempts to recover such remittances. As a result, the Company recorded a net charge of approximately $10.5 million during the fourth quarter of fiscal year 2017 in connection with this dispute, of which $0.4 million was recovered during the nine months ended September 29, 2018. The arbitration hearing is scheduled to begin on February 11, 2019. Although the Company intends to vigorously pursue full recovery of the amounts owed by the foreign agent through these arbitration proceedings, as well as explore other avenues for recovery, there is no guarantee that the Company will be successful in these efforts.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

On January 24, 2018, the Company was notified that its former insurance carrier was seeking reimbursement of certain defense costs previously advanced by such insurance carrier in connection with an employment-related arbitration. The Company had previously disputed the insurance carrier’s claim for reimbursement in a letter dated December 14, 2016, and had not received any response from the insurance carrier. Although the insurance carrier is seeking approximately $2.6 million plus interest at a rate of 10% per year from January 15, 2014, the Company believes it has good and substantial grounds to dispute the insurance carrier’s reimbursement claim. Therefore, the Company is currently unable to determine whether any loss will ultimately occur.
On January 2, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California by Physicians Healthsource, Inc. (PHI). The complaint alleges that the Company sent unsolicited facsimile advertisements in violation of the Junk Fax Protection Act of 2005 and related regulations. The complaint seeks $500 for each alleged violation, treble damages if the District Court finds the alleged violations to be knowing, plus interest, costs and injunctive relief. On April 14, 2014, the Company filed a motion to stay the case pending a decision on a related petition filed by the Company with the Federal Communications Commission (FCC). On May 22, 2014, the District Court granted the motion and stayed the case pending a ruling by the FCC on the petition. On October 30, 2014, the FCC granted some of the relief and denied some of the relief requested in the Company’s petition. Both parties appealed the FCC’s decision on the petition. On November 25, 2014, the District Court granted the parties’ joint request that the stay remain in place pending a decision on the appeal. On March 31, 2017, the D.C. Circuit Court of Appeals vacated and remanded the FCC’s decision, holding that the applicable FCC rule was unlawful to the extent it requires opt-out notices on solicited faxes. On April 28, 2017, PHI filed a petition seeking rehearing by the D.C. Circuit Court of Appeals. The D.C. Circuit Court of Appeals denied the requested rehearing on June 6, 2017. The plaintiff filed a petition for a writ of certiorari with the United States Supreme Court on September 5, 2017 seeking review of the D.C. Circuit Court of Appeals’ decision. The Company and the FCC filed oppositions to this petition on January 16, 2018. On February 20, 2018, the Supreme Court denied certiorari. The District Court lifted the stay on April 9, 2018 and set a trial date of November 5, 2019. The deadline for PHI to file its motion for class certification is February 4, 2019. The Company believes it has good and substantial defenses to the claims in the District Court litigation, but there is no guarantee that the Company will prevail. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying condensed consolidated financial statements.
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
On May 30, 2012, a patent infringement complaint was filed against the Company in the U.S. District Court for the Northern District of California by Dominion Assets LLC (Dominion). The complaint alleged infringement of U.S. Patent No. 5,360,004 titled “Non-invasive determination of analyte concentration using non-continuous radiation” (the ‘004 patent), U.S. Patent No. 5,379,764 titled “Non-invasive determination of analyte concentration in body of mammals” (the ‘764 patent) and U.S. Patent No. 5,460,177 titled “Method for non-invasive measurement of concentration of analytes in blood using continuous spectrum radiation” (the ‘177 patent). On June 27, 2014, the Court dismissed the case for lack of standing. Dominion refiled the case on June 30, 2014, alleging infringement of the ‘764 patent and the ‘177 patent. The Company responded to the complaint on July 24, 2014, and requested declaratory judgment that the asserted patents are invalid, unenforceable, and not infringed. On January 20, 2017, the Court granted summary judgment that the ‘177 patent is invalid. On August 13, 2018, the Company and Dominion entered into a settlement agreement that included, among other things, a mutual release of claims and Dominion’s dismissal of the case against the Company without payment by the Company. The case was dismissed with prejudice on August 14, 2018.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

17. Segment Information and Enterprise Reporting
The Company’s chief operating decision maker, the CEO, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region, for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single reporting segment, specifically noninvasive patient monitoring solutions and related products. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, the Company’s assets are primarily located in the U.S. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues and long-lived assets.
The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 29, 2018		September 30, 2017 As Adjusted		September 29, 2018		September 30, 2017 As Adjusted
Geographic area by destination:
United States	$136,895	67.7%	$118,065	65.7%	$418,178	68.7%	$370,119	68.3%
Europe, Middle East and Africa	37,257	18.4	38,300	21.3	115,631	19.0	102,476	18.9
Asia and Australia	21,332	10.6	17,676	9.8	54,627	9.0	51,750	9.6
North and South America (excluding United States)	6,584	3.3	5,655	3.2	20,025	3.3	17,544	3.2
Total product revenue	$202,068	100.0%	$179,696	100.0%	$608,461	100.0%	$541,889	100.0%
The Company’s consolidated long-lived assets (total non-current assets excluding deferred taxes, goodwill and intangible assets) by geographic area are (in thousands, except percentages):

	September 29, 2018		December 30, 2017 As Adjusted
Long-lived assets by geographic area:
United States	$272,998	94.8%	$265,678	95.6%
International	14,989	5.2	12,342	4.4
Total	$287,987	100.0%	$278,020	100.0%

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

18. Income Taxes
The Company has provided for income taxes in fiscal year 2018 interim periods based on the estimated effective income tax rate for the complete fiscal year and adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the nine months ended September 29, 2018 and September 30, 2017, the Company recorded discrete tax benefits of approximately $21.7 million and $35.1 million, respectively, related to excess tax benefits realized from stock-based compensation. In addition, the Company recorded approximately $4.7 million and $0.8 million of discrete tax benefits related to the derecognition of uncertain tax positions due to the expiration of the statutes of limitations for the nine months ended September 29, 2018 and September 30, 2017, respectively.
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
As of September 29, 2018, the liability for income taxes associated with uncertain tax positions was approximately $13.5 million. If fully recognized, approximately $12.5 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
The Company conducts business in multiple jurisdictions and, as a result, one or more of the Company’s subsidiaries files income tax returns in U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters through fiscal year 2014. All material state, local and foreign income tax matters have been concluded through fiscal year 2010. The Company does not believe that the results of any tax authority examination would have a significant impact on its consolidated financial statements.

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
Our core business is Measure-through Motion and Low Perfusion™ pulse oximetry, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry. Our product offerings have expanded significantly over the years to also include noninvasive monitoring of blood constituents with an optical signature, optical regional oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring and exhaled gas monitoring. In addition, we have developed the Root™ patient monitoring and connectivity platform, the Radical-7® and Rad-97™ bedside and portable patient monitors and the Radius-7® wearable wireless patient monitor. We have also developed the Masimo Patient SafetyNet supplemental remote patient surveillance and monitoring system, which currently allows up to 200 patients to be monitored and viewed simultaneously and remotely through a PC-based monitor or by care providers through their pagers, voice-over-IP phones or smartphones. For an overview of our product offerings and technologies, please refer to “Business” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the SEC on February 28, 2018.
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
In January 2018, we announced the CE Mark and release of RD rainbow Lite SET™ sensors, which enable the monitoring of oxygen reserve index (ORi™) and rainbow® pleth variability index (RPVi™), an improved pleth variability index (PVi®) that allows clinicians to noninvasively and continuously assess fluid responsiveness at a fraction of the cost of invasive methods, and at a fraction of the cost of rainbow® sensors. RD rainbow Lite™ sensors utilize twice as many wavelengths of light as SET® sensors, allowing RD rainbow Lite™ sensors to provide ORi™ and RPVi™ along with Masimo SET® Measure-through Motion and Low Perfusion™ pulse oximetry.

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
In June 2018, we announced the United States release of TIR-1™, a non-contact Bluetooth® enabled thermometer designed to integrate with the Root™ patient monitoring and connectivity platform. TIR-1™ was developed in conjunction with Thermomedics, a PositiveID Corporation.
In July 2018, we announced the worldwide release of the Vital Signs Check Application, an integrated patient data collection and workflow application for the Masimo Root™ patient monitoring and connectivity platform. Vital Signs Check, available for new and existing Root™ customers through a software upgrade, augments Root’s™ versatility by helping to automate hospital vital signs testing workflows.
In September 2018, we announced FDA 510(k) clearance of RAS-45, an acoustic respiration sensor for rainbow Acoustic Monitoring® (RAM®), for infant and neonatal patients. RAM® could previously be used to monitor adult and pediatric patients greater than 10 kg using RAS-125c and RAS-45 sensors. With 510(k) clearance of the RAS-45 sensor for infant and neonatal patients, acoustic respiration rate measurement is now, for the first time, possible for patients of all sizes, including neonates, in the United States.
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
Stock Repurchase Program
In July 2018, our Board approved a stock repurchase program authorizing us to purchase up to 5.0 million shares of our common stock over a period of up to three years (2018 Repurchase Program). The 2018 Repurchase Program may be carried out at the discretion of a committee comprised of our CEO and Chief Financial Officer (CFO) through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. For additional information regarding our current and prior stock repurchase programs, see Note 14 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations(1)
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 29, 2018	Percentage of Revenue	September 30, 2017 As Adjusted	Percentage of Revenue	September 29, 2018	Percentage of Revenue	September 30, 2017 As Adjusted	Percentage of Revenue
Revenue:
Product	$202,068	96.0%	$179,696	92.9%	$608,461	95.8%	$541,889	93.1%
Royalty and other revenue	8,515	4.0	13,664	7.1	26,696	4.2	40,420	6.9
Total revenue	210,583	100.0	193,360	100.0	635,157	100.0	582,309	100.0
Cost of goods sold	69,830	33.2	69,295	35.8	208,596	32.8	198,929	34.2
Gross profit	140,753	66.8	124,065	64.2	426,561	67.2	383,380	65.8
Operating expenses:
Selling, general and administrative	72,670	34.5	65,704	34.0	215,263	33.9	198,460	34.1
Research and development	19,442	9.2	15,300	7.9	57,160	9.0	45,859	7.9
Total operating expenses	92,112	43.7	81,004	41.9	272,423	42.9	244,319	42.0
Operating income	48,641	23.1	43,061	22.3	154,138	24.3	139,061	23.9
Non-operating income	1,028	0.5	287	0.1	4,080	0.6	1,319	0.2
Income before provision (benefit) for income taxes	49,669	23.6	43,348	22.4	158,218	24.9	140,380	24.1
Provision (benefit) for income taxes	(7,457)	(3.5)	7,495	3.9	11,609	1.8	7,856	1.3
Net income	$57,126	27.1%	$35,853	18.5%	$146,609	23.1%	$132,524	22.8%
Comparison of the Three Months ended September 29, 2018 to the Three Months ended September 30, 2017(1)
Revenue. Total revenue increased $17.2 million, or 8.9%, to $210.6 million for the three months ended September 29, 2018 from $193.4 million for the three months ended September 30, 2017. The following table details our total product revenues by the geographic area to which the products were shipped for each of the three months ended September 29, 2018 and September 30, 2017 (dollars in thousands):

	Three Months Ended
	September 29, 2018		September 30, 2017 As Adjusted		Increase/ (Decrease)	Percentage Change
United States	$136,895	67.7%	$118,065	65.7%	$18,830	15.9%
Europe, Middle East and Africa	37,257	18.4	38,300	21.3	(1,043)	(2.7)
Asia and Australia	21,332	10.6	17,676	9.8	3,656	20.7
North and South America (excluding United States)	6,584	3.3	5,655	3.2	929	16.4
Total product revenue	$202,068	100.0%	$179,696	100.0%	$22,372	12.4%
Royalty and other revenue	8,515		13,664		(5,149)	(37.7)
Total revenue	$210,583		$193,360		$17,223	8.9%

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

Product revenue increased $22.4 million, or 12.4%, to $202.1 million for the three months ended September 29, 2018, compared to $179.7 million for the three months ended September 30, 2017. This increase was primarily due to higher sales of consumables, monitors and parameters, which was partially offset by the impact of approximately $0.7 million of unfavorable foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies, primarily in Australia, Europe and Canada. During the third quarter of 2018, we shipped approximately 59,100 noninvasive technology boards and monitors, an increase of 8,000 units, or 15.7%, from 51,100 units shipped during the third quarter of 2017.
Product revenue generated through our direct and distribution sales channels increased $16.3 million, or 10.3%, to $173.8 million for the three months ended September 29, 2018, compared to $157.5 million for the three months ended September 30, 2017. Revenues from our OEM channel increased $6.1 million, or 27.5%, to $28.3 million for the three months ended September 29, 2018 as compared to $22.2 million for the three months ended September 30, 2017.
Royalty and other revenue consists primarily of royalties received from Medtronic plc (Medtronic, formerly Covidien Ltd.) related to its U.S. sales pursuant to the terms of our settlement agreement, and revenue from non-recurring engineering (NRE) services for certain OEM customers. For the three months ended September 29, 2018, royalty and other revenue decreased by $5.1 million, which was primarily related to lower NRE service revenue, when compared to the three months ended September 30, 2017. Pursuant to the terms of the Third Amendment to Settlement Agreement and Release of Claims effective September 2016, Medtronic agreed to continue paying royalties through October 6, 2018, after which no more royalties are due.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the three months ended September 29, 2018 and September 30, 2017 was as follows (dollars in thousands):

	Three Months Ended
	September 29, 2018	Gross Profit Percentage	September 30, 2017 As Adjusted	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product gross profit	$132,389	65.5%	$111,375	62.0%	$21,014	18.9%
Royalty and other revenue gross profit	8,364	98.2	12,690	92.9	(4,326)	(34.1)
Total gross profit	$140,753	66.8%	$124,065	64.2%	$16,688	13.5%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $0.5 million for the three months ended September 29, 2018, compared to the three months ended September 30, 2017, primarily due to increased product revenue. Product gross margins increased to 65.5% for the three months ended September 29, 2018 compared to 62.0% for the three months ended September 30, 2017, primarily due to favorable product mix and improved manufacturing efficiencies. Royalty and other revenue gross profit decreased by $4.3 million for the three months ended September 29, 2018 compared to the three months ended September 30, 2017, due to lower NRE service revenue, net of related costs.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended September 29, 2018 and September 30, 2017 were as follows (dollars in thousands):

Selling, General and Administrative
Three Months Ended September 29, 2018	Percentage of Net Revenues	Three Months Ended September 30, 2017 As Adjusted	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$72,670	34.5%	$65,704	34.0%	$6,966	10.6%
Selling, general and administrative expenses increased $7.0 million, or 10.6%, for the three months ended September 29, 2018, compared to the three months ended September 30, 2017. This increase was primarily attributable to higher payroll-related costs of approximately $6.8 million. Approximately $6.0 million and $4.0 million of stock-based compensation expense was included in selling, general and administrative expenses for the three months ended September 29, 2018 and September 30, 2017, respectively.

Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended September 29, 2018 and September 30, 2017 were as follows (dollars in thousands):

Research and Development
Three Months Ended September 29, 2018	Percentage of Net Revenues	Three Months Ended September 30, 2017 As Adjusted	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$19,442	9.2%	$15,300	7.9%	$4,142	27.1%
Research and development expenses increased $4.1 million, or 27.1%, for the three months ended September 29, 2018, compared to the three months ended September 30, 2017, primarily due to higher payroll-related costs of approximately $2.5 million, allocations to cost of goods sold for NRE service costs of approximately $0.8 million and higher engineering project expenses of approximately $0.4 million. Included in research and development expenses was approximately $1.6 million and $0.9 million of stock-based compensation expense for the three months ended September 29, 2018 and September 30, 2017, respectively.
Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating income for the three months ended September 29, 2018 and September 30, 2017 was as follows (dollars in thousands):

Non-operating Income
Three Months Ended September 29, 2018	Percentage of Net Revenues	Three Months Ended September 30, 2017 As Adjusted	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$1,028	0.5%	$287	0.1%	$741	258.2%
Non-operating income increased by $0.7 million for the three months ended September 29, 2018, compared to the three months ended September 30, 2017. Non-operating income for the three months ended September 29, 2018 consisted of approximately $2.3 million in net interest income, which was offset by approximately $1.3 million of net realized and unrealized losses on foreign currency denominated transactions. Non-operating income for the three months ended September 30, 2017 consisted of approximately $0.7 million in net interest income, which was offset by approximately $0.4 million of net realized and unrealized losses on foreign currency denominated transactions.
Provision (Benefit) for Income Taxes. Our provision (benefit) for income taxes for the three months ended September 29, 2018 and September 30, 2017 was as follows (dollars in thousands):

Provision (Benefit) for Income Taxes
Three Months Ended September 29, 2018	Percentage of Net Revenues	Three Months Ended September 30, 2017 As Adjusted	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(7,457)	(3.5)%	$7,495	3.9%	$(14,952)	(199.5)%
For the three months ended September 29, 2018, we recorded a benefit for income taxes of approximately $7.5 million, or an effective tax benefit rate of 15.0%, as compared to a provision for income taxes of approximately $7.5 million, or an effective tax provision rate of 17.3%, for the three months ended September 30, 2017. The decrease in our effective tax rate for the three months ended September 29, 2018 resulted primarily from an increase in the amount of excess tax benefits realized from stock-based compensation pursuant to ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) of approximately $9.7 million compared to the three months ended September 30, 2017. Also contributing to the decrease in our effective tax rate for the three months ended September 29, 2018 was a discrete tax benefit of $4.7 million related to the derecognition of uncertain tax positions due to the expiration of the statutes of limitations, as well as the impact of a net decrease in our overall U.S. federal effective tax rate pursuant to various provisions within the Tax Cuts and Jobs Act of 2017.

Comparison of the Nine Months ended September 29, 2018 to the Nine Months ended September 30, 2017
Revenue. Total revenue increased $52.8 million, or 9.1%, to $635.2 million for the nine months ended September 29, 2018 from $582.3 million for the nine months ended September 30, 2017. The following table details our total product revenues by the geographic area to which the products were shipped for each of the nine months ended September 29, 2018 and September 30, 2017 (dollars in thousands):

	Nine Months Ended
	September 29, 2018		September 30, 2017		Increase/ (Decrease)	Percentage Change
United States	$418,178	68.7%	$370,119	68.3%	$48,059	13.0%
Europe, Middle East and Africa	115,631	19.0	102,476	18.9	13,155	12.8
Asia and Australia	54,627	9.0	51,750	9.6	2,877	5.6
North and South America (excluding United States)	20,025	3.3	17,544	3.2	2,481	14.1
Total product revenue	$608,461	100.0%	$541,889	100.0%	$66,572	12.3%
Royalty and other revenue	26,696		40,420		(13,724)	(34.0)%
Total revenue	$635,157		$582,309		$52,848	9.1%
Product revenue increased $66.6 million, or 12.3%, to $608.5 million for the nine months ended September 29, 2018 from $541.9 million for the nine months ended September 30, 2017. This increase was primarily due to higher sales of consumables, monitors and parameters, as well as the impact of approximately $5.4 million of favorable foreign exchange rate movements from the prior year period that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies, primarily in Europe. During the nine months ended September 29, 2018, we shipped approximately 171,400 noninvasive technology boards and monitors, an increase of 22,400 units, or 15.0%, from 149,000 units shipped during the nine months ended September 30, 2017.
Product revenue generated through our direct and distribution sales channels increased $51.0 million, or 10.8%, to $525.2 million for the nine months ended September 29, 2018, compared to $474.1 million for the nine months ended September 30, 2017. Revenues from our OEM channel increased $15.5 million, or 22.9%, to $83.3 million for the nine months ended September 29, 2018 as compared to $67.8 million for the nine months ended September 30, 2017.
Royalty and other revenue decreased by $13.7 million for the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017, primarily due to lower NRE service revenue and reduced royalty payments. Pursuant to the terms of the Third Amendment to Settlement Agreement and Release of Claims effective September 2016, Medtronic agreed to continue paying royalties through October 6, 2018, after which no more royalties are due.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the nine months ended September 29, 2018 and September 30, 2017 was as follows (dollars in thousands):

	Nine Months Ended
	September 29, 2018	Gross Profit Percentage	September 30, 2017	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product gross profit	$400,392	65.8%	$345,916	63.8%	$54,476	15.7%
Royalty and other revenue gross profit	26,169	98.0	37,464	92.7	(11,295)	(30.1)
Total gross profit	$426,561	67.2%	$383,380	65.8%	$43,181	11.3%
Cost of goods sold increased $9.7 million for the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017, primarily due to higher product revenue. Product gross margins increased to 65.8% for the nine months ended September 29, 2018 compared to 63.8% for the nine months ended September 30, 2017, primarily due to favorable product mix and improved manufacturing efficiencies. Royalty and other revenue gross profit decreased by $11.3 million for the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017, primarily due to lower NRE service revenue, net of related costs.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 29, 2018 and September 30, 2017 were as follows (dollars in thousands):

Selling, General and Administrative
Nine Months Ended September 29, 2018	Percentage of Net Revenues	Nine Months Ended September 30, 2017	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$215,263	33.9%	$198,460	34.1%	$16,803	8.5%
Selling, general and administrative expenses increased $16.8 million, or 8.5%, for the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017. This increase was primarily attributable to higher payroll-related expenses of approximately $19.2 million, which were partially offset by approximately $3.7 million of lower legal fees. Stock-based compensation expense of approximately $15.3 million and $8.7 million was included in selling, general and administrative expenses for the nine months ended September 29, 2018 and September 30, 2017, respectively.
Research and Development. Research and development expenses for the nine months ended September 29, 2018 and September 30, 2017 were as follows (dollars in thousands):

Research and Development
Nine Months Ended September 29, 2018	Percentage of Net Revenues	Nine Months Ended September 30, 2017	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$57,160	9.0%	$45,859	7.9%	$11,301	24.6%
Research and development expenses increased $11.3 million, or 24.6%, for the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017, primarily due to higher payroll-related costs of approximately $7.1 million, higher allocations to cost of goods sold for NRE service costs of approximately $2.4 million, higher occupancy costs of $1.1 million and higher supplies of $0.3 million. Included in research and development expenses was approximately $4.1 million and $2.3 million of stock-based compensation expense for the nine months ended September 29, 2018 and September 30, 2017, respectively.
Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating income for the nine months ended September 29, 2018 and September 30, 2017 was as follows (dollars in thousands):

Non-operating Income
Nine Months Ended September 29, 2018	Percentage of Net Revenues	Nine Months Ended September 30, 2017	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$4,080	0.6%	$1,319	0.2%	$2,761	209.3%
Non-operating income increased by $2.8 million for the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017. Non-operating income for the nine months ended September 29, 2018 consisted of approximately $4.6 million in net interest income, approximately $0.8 million of net realized and unrealized gains on foreign currency denominated transactions and approximately $0.3 million of net unrealized gains on equity-based investments. Non-operating income for the nine months ended September 30, 2017 consisted of approximately $1.6 million in net interest income, which was partially offset by approximately $0.2 million of net realized and unrealized gains on foreign currency denominated transactions.
Provision for Income Taxes. Our provision for income taxes for the nine months ended September 29, 2018 and September 30, 2017 was as follows (dollars in thousands):

Provision for Income Taxes
Nine Months Ended September 29, 2018	Percentage of Net Revenues	Nine Months Ended September 30, 2017	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$11,609	1.8%	$7,856	1.3%	$3,753	47.8%

For the nine months ended September 29, 2018, we recorded a provision for income taxes of approximately $11.6 million, or an effective tax rate of 7.3%, as compared to a provision for income taxes of approximately $7.9 million, or an effective tax rate of 5.6%, for the nine months ended September 30, 2017. The increase in our tax rate for the nine months ended September 29, 2018 resulted primarily from a decrease in the amount of excess tax benefits realized from stock-based compensation pursuant to ASU 2016-09 of approximately $13.4 million as compared to the nine months ended September 30, 2017. This increase was partially offset by a discrete tax benefit of approximately $4.7 million related to the derecognition of uncertain tax positions due to the expiration of the statutes of limitations, as well as the impact of a net decrease in our overall U.S. federal effective tax rate pursuant to various provisions within the Tax Cuts and Jobs Act of 2017.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances and future funds expected to be generated from operations. At September 29, 2018, we had approximately $592.1 million in working capital and approximately $493.5 million in cash and cash equivalents as compared to approximately $430.0 million in working capital, as adjusted, and approximately $315.3 million in cash and cash equivalents at December 30, 2017. We carry cash equivalents at cost that approximates fair value. We currently do not maintain an investment portfolio but have the ability to invest in various security holdings, types and maturities that meet credit quality standards in accordance with our investment guidelines.
As of September 29, 2018, we had cash totaling $72.6 million held outside of the U.S., all of which was accessible without additional tax cost. We currently have sufficient domestic funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our domestic operations.
Cash Flows(2)
The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 29, 2018	September 30, 2017 As Adjusted
Net cash provided by (used in):
Operating activities	$176,305	$7,381
Investing activities	(20,564)	(41.195)
Financing activities	23,651	13,030
Effect of foreign currency exchange rates on cash	(1,230)	3.112
Increase (decrease) in cash, cash equivalents and restricted cash	$178,162	$(17,672)
Operating Activities. Cash provided by operating activities was approximately $176.3 million for the nine months ended September 29, 2018, generated primarily from net income from operations of $146.6 million. Non-cash activity included stock-based compensation of $19.7 million, depreciation and amortization of $16.0 million, and a decrease in deferred taxes of $6.7 million. Additional sources of cash included a decrease in accounts receivable of $17.4 million, primarily due to the timing of cash receipts; increases in accrued liabilities and accounts payable of $5.7 million and $4.1 million, respectively, primarily due to the timing of payments; and an increase in deferred revenue and other contract-related liabilities of $4.0 million. These sources of cash were partially offset by other changes in operating assets and liabilities, including an increase in prepaid income taxes of $11.9 million and a decrease in long-term income taxes payable of $2.3 million, primarily due to the timing of payments, an increase in deferred costs and other contract assets of $10.4 million; an increase in other current assets of $3.7 million; and a decrease in unrecognized tax benefits of $3.4 million.
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

Cash provided by operating activities was approximately $7.4 million for the nine months ended September 30, 2017, arising primarily from net income of $132.5 million. Non-cash activity included depreciation and amortization of $14.4 million and stock-based compensation of $11.2 million. Additional sources of cash included an increase in accounts payable of $3.7 million, primarily due to the timing of payments. These sources of cash were partially offset by other changes in operating assets and liabilities, including decreases in incomes taxes payable and accrued compensation of $71.2 million and $9.1 million, respectively, primarily due to the timing of payments; an increase in accounts receivable of $17.3 million, primarily due to the timing of cash receipts; a decrease in deferred revenue and other contract-related liabilities of $11.0 million; and increases in inventory, deferred costs and other contract assets and and other current assets of $26.4 million $9.2 million and $9.1 million respectively.
Investing Activities. Cash used in investing activities for the nine months ended September 29, 2018 was approximately $20.6 million, consisting of $12.3 million for purchases of property and equipment, $4.0 million for a business combination, net of cash acquired, and capitalized intangible asset costs of $4.7 million, related primarily to patent and trademark costs. Cash used in investing activities for the nine months ended September 30, 2017 was approximately $41.2 million, consisting of $37.8 million for purchases of property and equipment and capitalized intangible asset costs of $2.2 million related to patent and trademark costs.
Financing Activities. Cash provided by financing activities for the nine months ended September 29, 2018 was approximately $23.7 million, driven primarily by proceeds from the issuance of common stock related to employee equity awards of $42.3 million, which were partially offset by settlements of common stock repurchase transactions totaling $18.5 million. Cash provided by financing activities for the nine months ended September 30, 2017 was approximately $13.0 million, primarily driven by proceeds from the issuance of common stock related to employee equity awards of approximately $55.7 million, which were partially offset by settlements of common stock repurchase transactions totaling $42.6 million.
Capital Resources and Prospective Capital Requirements
In September 2015, our Board authorized the 2015 Repurchase Program for the repurchase of up to 5.0 million shares of our common stock over a period of up to three years. A total of 3.1 million shares were purchased by the Company pursuant to the 2015 Repurchase Program prior to its expiration in September 2018. In July 2018, our Board approved the 2018 Repurchase Program, authorizing the Company to purchase up to 5.0 million additional shares of its common stock over a period of up to three years. The 2018 Repurchase Program became effective in September 2018 upon the expiration of the 2015 Repurchase Program. For additional information regarding our stock repurchase programs, see Note 14 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we engaged in these relationships. As of September 29, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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
Other Critical Accounting Policies
There have been no material changes to any of our other critical accounting policies during the nine months ended September 29, 2018. For a description of these critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the SEC on February 28, 2018.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. We do not believe our cash equivalents are subject to significant interest rate risk due to their short terms to maturity. As of September 29, 2018, the carrying value of our cash equivalents approximated fair value. We currently do not have any significant risks associated with interest rates fluctuations related to interest expense. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Therefore, declines in interest rates over time will reduce our interest income while increases in interest rates will increase our interest income. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments and interest by approximately $0.1 million for each $10.0 million in interest-bearing investments.

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
Our primary foreign currency exchange rate exposures are with the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound and Mexican Peso against the U.S. Dollar. Foreign currency exchange rates have experienced significant movements in recent years, and such volatility may continue in the future. During the nine months ended September 29, 2018, we estimate that changes in the exchange rates of the U.S. Dollar, related primarily to the Euro and British Pound, favorably impacted our revenues by $5.4 million when compared to foreign exchange rates from the prior year period. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of September 29, 2018 would have resulted in an estimated reduction of $12.2 million in reported pre-tax income for the nine months ended September 29, 2018. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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

There has been no change in our internal controls over financial reporting during the quarter ended September 29, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The medical device industry is intensely competitive and is significantly affected by new product introductions and other market activities of industry participants. A number of our competitors have substantially greater capital resources, larger product portfolios, larger customer bases, larger sales forces and greater geographic presence, have established stronger reputations with specific customers, and have built relationships with Group Purchasing Organizations (GPOs) that may be more effective than ours. Our Masimo SET® platform faces additional competition from companies developing products for use with third-party monitoring systems, as well as from companies that currently market their own pulse oximetry monitors. In addition, competitors with larger product portfolios than are engaging in bundling practices, whereby they offer increased discounts to hospitals that purchase their requirements for a variety of different products from the competitor, including products that we do not offer.

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
We also believe that some of the world’s largest technology companies that have not historically operated in the healthcare or medical device space, such as Apple, Alphabet, Samsung and others, have developed or are developing products and technologies that may compete with our current or future products and technologies. These companies have substantially greater capital, research and development and sales resources than we have. If we are unable to successfully compete against them, our financial performance could decline.
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
These negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, the GPO’s affiliated hospitals and other members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. For the nine months ended September 29, 2018 and September 30, 2017, shipments of our pulse oximetry products to customers that are members of GPOs represented approximately $350.2 million and $308.0 million, respectively, of our revenue from sales to U.S. hospitals. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.

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

We cannot guarantee that governmental or third-party payers will reimburse, or continue to reimburse, a customer for the cost of our products or the procedures in which our products are used. In fact, some payers have indicated that they are not willing to reimburse for certain of our products or for certain of the procedures in which our products are used. For example, some insurance carriers have issued policies denying coverage for transcutaneous hemoglobin measurement on the grounds that the technology is investigational in the outpatient setting. Other payers are continuing to investigate our products to determine if they will provide reimbursement to our customers. These trends could lead to pressure to reduce prices for our current and future products, cause a decrease in the size of the market or potentially increase competition, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
We have a concentration of OEM, distribution and direct customers. We cannot provide any assurance that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results. For the nine months ended September 29, 2018 and September 30, 2017, we had sales through two just-in-time distributors, which in total represented approximately 22.8% and 24.6% of our total revenue, respectively.
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
Our royalty and other revenue currently consists primarily of royalties received from Medtronic plc (Medtronic, formerly Covidien Ltd.) related to its U.S. sales pursuant to the terms of our settlement agreement, and revenue from non-recurring engineering (NRE) services for a certain OEM customer. Pursuant to the terms of the Third Amendment to Settlement Agreement and Release of Claims effective September 2016, Medtronic agreed to continue paying royalties through October 6, 2018, after which no more royalties are due from Medtronic. In addition, we expect to complete the remaining contracted NRE services for our OEM customer next year. We currently do not expect to replace this royalty and NRE services revenue with revenue from other sources, and such loss of revenue will have an adverse effect on our future results of operations.
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
In addition, third parties may challenge our issued patents through procedures such as Inter-Partes Review (IPR). In many IPR challenges, the PTO cancels or significantly narrows issued patent claims. IPR challenges could increase the uncertainties and costs associated with the maintenance, enforcement and defense of our issued and future patents and could have a material adverse effect on our business, financial condition and results of operations.
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
We believe that the success of our business depends, in part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. We were previously involved in significant litigation to protect our patent positions related to some of our pulse oximetry signal processing patents that resulted in various settlements, most recently in 2016, and in view of some of the new market entrants, may be required to engage in additional litigation to protect our intellectual property in the future. In addition, we believe that an individual who previously held a high level technical position with the Company misappropriated our intellectual property for the benefit of himself and other companies. Our ongoing and future litigation could result in significant additional costs and further divert the attention of our management and key personnel from our business operations and the implementation of our business strategy and may not be successful or adequate to protect our intellectual property rights.
Risks Related to Our Regulatory Environment
*Our failure to obtain and maintain FDA clearances or approvals on a timely basis, or at all, would prevent us from commercializing our current or upgraded products in the U.S., which could severely harm our business.
Unless an exemption applies, each medical device that we wish to market in the U.S. must first undergo premarket review pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA) by receiving clearance of a 510(k) premarket notification, receiving clearance through the de novo review process, or obtaining approval of a premarket approval (PMA) application. Even if regulatory clearance or approval of a product is granted, the FDA may clear or approve our products only for limited indications for use, limiting our ability to market the product for only the FDA approved or cleared indications for use. The FDA may not grant 510(k) clearance on a timely basis, if at all, for new products or uses that we propose for Masimo SET® or licensed rainbow® technology.
The traditional FDA 510(k) clearance process for our products has generally taken between three to six months. However, our more recent experience and interactions with the FDA, along with information we have received from other medical device manufacturers, suggests that, in some cases, the FDA is requiring applicants to provide additional or different information and data for 510(k) clearance than it had previously required, and that the FDA may not rely on approaches that it had previously accepted to support 510(k) clearance.
These changes could lead to more review cycles or to decisions by the FDA that our products are not substantially equivalent or require greater amounts of information to demonstrate substantial equivalence. As a result, we have experienced lengthier FDA 510(k) review periods over the past few years, which have delayed the 510(k) clearance process for our products.
To support our product applications to the FDA, we frequently are required to conduct clinical testing of our products. Such clinical testing must be conducted in compliance with FDA requirements pertaining to human research. Among other requirements, we must obtain informed consent from human subjects and approval by institutional review boards before such studies may begin. We must also comply with other FDA requirements such as monitoring, record-keeping, reporting and the submission of information regarding certain clinical trials to a public database maintained by the National Institutes of Health. In addition, depending on the risk posed by a study, we may be required to obtain the FDA’s approval of the study under an Investigational Device Exemption (IDE). Compliance with these requirements can require significant time and resources, and if the FDA determines that we have not complied with such requirements, it may refuse to consider the data to support our applications or initiate enforcement actions.
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
We sell consumer versions of our iSpO2® and MightySat® pulse oximeters that are not intended for medical use. We believe we are marketing these products in accordance with legal requirements that apply to products that are intended for general wellness or fitness uses. Some of our products or product features may also be exempted from the 510(k) process and/or other regulatory requirements in accordance with specific FDA guidance and policies, such as the FDA guidance related to mobile medical applications.

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
Our products, along with the manufacturing processes, labeling and promotional activities for our products, are subject to continual review and periodic inspections by the FDA and other regulatory bodies. Among other requirements, we and our suppliers are required to comply with the FDA’s Quality System Regulation (QSR), which governs the methods and documentation of the design, control testing, production, component suppliers control, quality assurance, complaint handling, labeling control, packaging, storage and shipping of our products. The FDA enforces the QSR through announced and unannounced inspections. We are also subject to similar state requirements and licenses.
In addition to the FDA, from time to time we are subject to inspections by the California Food and Drug Branch, international regulatory authorities, and other similar governmental agencies. The standards used by these regulatory authorities are complex and may differ from those used by the FDA.
Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies or failure to adequately respond to any FDA Form 483 observations, any Food and Drug Branch notices of violation or any similar reports could result in, among other things, any of the following:

•	warning letters or untitled letters issued by the FDA;

•	fines, civil penalties, in rem forfeiture proceedings, injunctions, consent decrees and criminal prosecution;

•	import alerts;

•	unanticipated expenditures to address or defend such actions;

•	delays in clearing or approving, or refusal to clear or approve, our products;

•	withdrawals or suspensions of clearance or approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies;

•	product recalls or seizures;

•	orders for physician notification or device repair, replacement or refund;

•	interruptions of production or inability to export to certain foreign countries; and

•	operating restrictions.
If any of these items were to occur, it would harm our reputation and adversely affect our business, financial condition and results of operations.
Failure to obtain regulatory authorizations in foreign jurisdictions may prevent us from marketing our products abroad.
We currently market and intend to continue to market our products internationally. Outside of the U.S., we can generally market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The regulatory registration/licensing process varies among international jurisdictions and may require additional or different product testing than required to obtain FDA clearance. FDA clearance does not ensure new product registration/licensing by foreign regulatory authorities, and we may be unable to obtain foreign regulatory registration/licensing on a timely basis, if at all.

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
*Federal regulatory reforms may impact our ability to develop and commercialize our products and technologies.
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of medical devices. For example, in August 2017, Congress enacted the FDA Reauthorization Act of 2017 (FDARA). FDARA reauthorized the FDA to collect device user fees, including a new user fee for de novo classification requests, and contained substantive amendments to the device provisions of the FDCA. Among other changes, FDARA required that the FDA update and revise its processes for scheduling inspections of device establishments, communicating about those inspections with manufacturers and providing feedback on the manufacturer’s responses to Form 483s. The statute also required that the FDA study the impact of device servicing, including third party servicers, and creates a new process for device sponsors to request classification of accessory devices as part of the PMA application for the parent device or to request a separate classification of accessory devices.
In addition, the FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business or products. It is impossible to predict whether additional legislative changes will be enacted or whether FDA regulations, guidance or interpretations will be changed, and what the impact of such changes, if any, may be. However, any future regulatory changes could make it more difficult for us to maintain or attain approval to develop and commercialize our products and technologies.
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
The FDA and similar foreign regulatory authorities have the authority to require the recall of our commercialized products in the event of material deficiencies or defects in, for example, design, labeling or manufacture. The FDA must find that there is a reasonable probability that the device would cause serious adverse health consequences or death in order to require a recall. The standard for recalling deficient products may be different in foreign jurisdictions. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found or they become aware of a safety issue involving a marketed product. A government-mandated or voluntary recall by us or by one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues.
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
Obtaining 510(k) clearance permits us to promote our products for the uses cleared by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products off-label because the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. While we may request additional cleared indications for our current products, the FDA may deny those requests, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any cleared product as a condition of clearance. If the FDA determines that our products were promoted for off-label use or that false, misleading or inadequately substantiated promotional claims have been made by us or our OEM partners, it could request that we or our OEM partners modify those promotional materials or take regulatory or enforcement actions, including the issuance of an untitled letter, warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities may take action if they consider our communications, including promotional or training materials, to constitute promotion of an uncleared or unapproved use. Although, depending on the facts and circumstances, such promotion might be protected speech under the First Amendment to the U.S. Constitution, we cannot be sure that government authorities or a court would not find us in violation of the law. If not successfully defended, enforcement actions related to off-label promotion could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In any such event, our reputation could be damaged, adoption of our products could be impaired and we could be subject to extensive fines and penalties. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the regulatory standards regarding off-label promotion are ambiguous, and the FDA or another regulatory agency could conclude that we have engaged in off-label promotion.
In addition to promoting our products in a manner consistent with our clearances, we must have adequate substantiation for the claims we make for our products. If any of our claims are determined to be false, misleading or deceptive, our products could be considered misbranded under the FDCA or in violation of the Federal Trade Commission Act. We could also face lawsuits from our competitors under the Lanham Act alleging that our marketing materials are false or misleading.
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

Some suits filed under the Civil False Claims Act, known as “qui tam” actions, can be brought by a private individual, referred to as a “whistleblower” or “relator,” on behalf of the government, and such individuals may share in any amounts paid by the entity to the government in fines or settlement. Such complaints are filed under seal and remain sealed until the applicable court orders otherwise. In recent years, the number of suits brought by private individuals has increased dramatically. Manufacturers, like us, can be held liable under false claims laws, even if they do not submit claims to the government, if they are found to have caused medical care providers to have submitted claims to the government for payment for a service or the use of a device that is not properly covered for government reimbursement. A number of states also have false claims laws, which may apply to claims for items or services reimbursed under Medicaid, other state government health care programs, and/or commercial insurance.
Sanctions under these federal and state fraud and abuse laws may include fines, civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs and imprisonment. In particular, when an entity is determined to have violated the federal Civil False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $10,957 to $21,916 (adjusted for inflation) for each separate false claim.
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
Further, we may be required to comply with certain federal and state laws governing the transmission, security and privacy of individually identifiable PHI that we may obtain or have access to in connection with the manufacture and sale of our products. We may be required to make costly system modifications to comply with the HIPAA privacy and security requirements. In addition, if we do not properly comply with applicable laws and regulations related to the protection of health information, we could be subject to criminal or civil sanctions.
Numerous other federal and state laws protect the confidentiality of PHI, including state medical information privacy laws, state social security number protection laws and state and federal consumer protection laws. More protective state privacy and security laws are not preempted by HIPAA, and the interpretation of such laws by various governmental authorities and courts may result in potentially complex compliance issues for us and our customers. In addition, state and federal human subject protection laws apply to our clinical research. These laws could create liability for us if one of our research collaborators fails to obtain appropriate informed consent or otherwise violates laws intended to protect research subjects.
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
Our noninvasive measurement technologies are new and not yet widely understood or accepted. These new technologies may become the subject of various legal and other proceedings. We may incur significant costs in explaining and defending our new products and technologies in these proceedings, often to non-technical audiences. As these new products are introduced into the market and become more widely adopted, we may discover flaws or errors, which could result in product recalls, fines or harm to our reputation, each of which could adversely affect our business, financial condition and results of operations. In addition, the outcomes of these proceedings are unpredictable and may result in significant liabilities, regardless of the merits of the claims made in the proceedings.

*Legislative and regulatory changes in the health care industry could have a negative impact on our financial performance. Furthermore, our business, financial condition, results of operations and cash flows could be significantly and adversely affected by health care reform legislation in the U.S. or if reform programs are adopted in our key international markets.
Changes in the health care industry in the U.S. and elsewhere could adversely affect the demand for our products and the way in which we conduct our business. The Patient Protection and Affordable Care Act (the ACA), enacted in 2010, required most individuals to have health insurance, established new regulations on health plans, created insurance-pooling mechanisms and reduced Medicare spending on services provided by hospitals and other providers. The ACA also imposed significant new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, as well as related compliance and reporting obligations. This medical device excise tax (MDET) has been temporarily suspended by Congress on a number of occasions, and most recently through December 31, 2019. The MDET may be reimposed on medical device makers beginning on January 1, 2020 if such suspension is not re-extended or the MDET is not permanently repealed.
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
There have also been recent U.S. Congressional actions to repeal and replace the ACA, and future actions are possible. Even if the ACA is not amended or repealed in its entirety, proposed changes impacting implementation or existing provisions of the ACA could materially and adversely affect our financial position or operations. For example, the Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act), among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage, effective January 1, 2019. The repeal of the individual mandate, as well as similar laws or changes in other jurisdictions, may decrease the number of people who are insured, which could decrease overall demand for our products and adversely affect our business and future results of operations. Although we cannot predict the ultimate content or timing of any healthcare reform legislation, potential changes resulting from any amendment, repeal or replacement of these programs, including any reduction in the future availability of healthcare insurance benefits, could adversely affect our business and future results of operations.
Consistent with or in addition to Congressional or state reforms, CMS, the federal agency that administers the Medicare program and oversees state government administration of their Medicare programs, could change its current policies that affect coverage and reimbursement for our products. For example, in 2007, CMS determined that certain uses of pulse oximetry monitoring are eligible for separate Medicare payment in the hospital outpatient setting when no separately payable hospital outpatient services are reported on the same date of service. However, CMS re-examines the Medicare reimbursement rates for hospital inpatient and outpatient departments and physician office settings each year and could either increase or decrease the reimbursement rate for procedures utilizing our products. We are unable to predict when CMS regulations and policies that affect our business may be proposed or enacted in the future or what effect any such regulation or policy would have on our business. Any such regulations or policies that affect the coverage and reimbursement of our current or future products, or the procedures utilizing our current or future products, could cause our sales to decrease and our revenue to decline.
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

Our medical devices and business activities are subject to rigorous regulation by the FDA and other federal, state and international governmental authorities. These authorities and members of Congress have been increasing their scrutiny over the medical device industry. In recent years, Congress, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, and the Department of Defense have issued subpoenas and other requests for information to medical device manufacturers, primarily related to financial arrangements with health care providers, regulatory compliance and marketing and product promotional practices. Furthermore, certain state governments have enacted legislation to limit and/or increase transparency of interactions with health care providers, pursuant to which we are required by law to disclose payments and other transfers of value to health care providers licensed by certain states. We anticipate that the government will continue to scrutinize our industry closely, and any new regulations or statutory provisions could result in delays or increased costs during the periods of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance.
Risks Related to Our Business and Operations
*We may experience conflicts of interest with Cercacor with respect to business opportunities and other matters.
Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor and we believe that, as of September 29, 2018, a number of our stockholders, including certain of our directors and executive officers, continue to own shares of Cercacor stock. Joe Kiani, our Chairman and Chief Executive Officer (CEO), is also the Chairman and CEO of Cercacor.
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
In addition, a change in accounting pronouncements or taxation rules or practices, or the interpretation of them by the SEC or other regulatory bodies, could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Specifically, on December 22, 2017, the 2017 Tax Act was signed into law. The 2017 Tax Act, which took effect on January 1, 2018, includes a number of changes to existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%, a one-time transition tax on the “deemed repatriation” of cumulative undistributed foreign earnings as of December 31, 2017 and changes in the prospective taxation of the foreign operations of U.S. multinational companies. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will be able to issue administrative guidance on the changes made in the 2017 Tax Act. Accordingly, given the complexity and lack of specificity related to certain provisions of the 2017 Tax Act, we made certain estimates and assumptions in connection with the calculation of our provision for income taxes for the year ended December 30, 2017. We continue to evaluate the impact of the 2017 Tax Act on our business, financial condition and results of operations. For additional information related to the impact of the 2017 Tax Act on our tax provision and tax rate, please see Note 16 of our consolidated financial statements included in Part IV, Item 15(a) of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the SEC on February 28, 2018.
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
We derive a portion of our net sales from international operations. For the nine months ended September 29, 2018 and September 30, 2017, approximately 31.3% and 31.7%, respectively, of our product revenue was derived from our international operations. In addition, we purchase a portion of our raw materials and components on the international market. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and we could be exposed to potentially significant penalties if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.
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
We have acquired seven businesses since our inception and we may acquire additional businesses in the future, which may be larger in magnitude than our previous acquisitions. Successful acquisitions depend upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. Future acquisitions may require debt or equity financing, which could be dilutive to our existing stockholders or reduce our earnings per share. Even if we complete acquisitions, we may experience:

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
Increased global cybersecurity vulnerabilities, threats, and more sophisticated and targeted cybersecurity attacks pose a risk to the security of Masimo’s and our customers’, partners’, suppliers’ and third-party service providers’ products, systems and networks, and the confidentiality, availability and integrity of any underlying information and data. Our ability to effectively manage and maintain our internal business information, and to ship products to customers and invoice them on a timely basis, depends significantly on our enterprise resource planning system and other information systems. Portions of our information technology systems may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. In addition, interfaces between our products and our customers’ computer network could provide additional opportunities for cybersecurity attacks on us and our customers. The techniques used to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. Cybersecurity attacks in particular are evolving and include, but are not limited to, threats, malicious software, ransom ware, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of confidential or otherwise protected information and corruption of data. As a result, there can be no assurance that our protective measures will prevent or detect security breaches that could have a significant impact on our business, reputation, financial condition and results of operations.

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
There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our stock. From January 2, 2018 to September 29, 2018, our closing stock price ranged from $82.06 to $124.54 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
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
As of September 29, 2018, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 11.2% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock.
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
As of September 29, 2018, approximately 12 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 5.7 million shares were subject to options outstanding at such date at a weighted-average exercise price of $43.04 per share, approximately 2.7 million shares were subject to outstanding RSUs, approximately 0.3 million shares were subject to outstanding PSUs and approximately 3.2 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 24 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution. We rely on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.
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
In July 2018, our Board approved a stock repurchase program, authorizing us to purchase up to 5.0 million additional shares of our common stock over a period of up to three years (2018 Repurchase Program). The 2018 Repurchase Program became effective in September 2018. Any repurchase of our common stock under either repurchase program will be at the discretion of a committee comprised of our CEO and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our Board may modify or amend the 2018 Repurchase Program, or adopt a new stock repurchase program, at any time at its discretion without stockholder approval.

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 29, 2018 and December 30, 2017, (ii) Condensed Consolidated Statements of Income for the nine months ended September 29, 2018 and September 30, 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 29, 2018 and September 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2018 and September 30, 2017, and (v) Notes to Condensed Consolidated Financial Statements.
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

MASIMO CORPORATION

Date: October 31, 2018	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: October 31, 2018	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer