Form 10-K
period 2018-12-29
MASIMO CORP
filed 2019-02-26
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33642
__________________________________________________________

Masimo Corporation
(Exact name of registrant as specified in its charter)
_________________________________________________________

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
_________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Global Select Market, was approximately $4.3 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. At January 25, 2019, the registrant had 53,172,028 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the registrant’s proxy statement for the registrant’s 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

MASIMO CORPORATION
FISCAL YEAR 2018 FORM 10-K ANNUAL REPORT

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
Our core business is Measure-through Motion and Low Perfusion® pulse oximetry monitoring, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry. Our product offerings have expanded significantly over the years to also include noninvasive monitoring of blood constituents with an optical signature, optical organ oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring and exhaled gas monitoring. In addition, we have developed the Root™ patient monitoring and connectivity platform, the Radical-7® and Rad-97™ bedside and portable patient monitors and the Radius-7® wearable wireless patient monitor. We have also developed the Masimo Patient SafetyNet1 supplemental remote patient surveillance and monitoring system, which currently allows up to 200 patients to be monitored and viewed simultaneously and remotely through a PC-based monitor or by care providers through their pagers, voice-over-IP phones or smartphones. As part of our hospital automation product suite, we recently launched UniView™, an integrated display of real-time data and alarms from multiple Masimo and third-party devices, designed to reduce clinician cognitive overload, improve patient safety and promote data sharing and team coordination among multiple clinicians.
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
___________________________
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
Conventional pulse oximetry has limitations that can reduce its effectiveness and the quality of patient care. In particular, when using conventional pulse oximetry, oxygen saturation measurements can be distorted by motion artifact, or patient movement, and low perfusion, or low arterial blood flow at the measurement site. Motion artifact can cause conventional pulse oximeters to inaccurately measure the arterial blood oxygen saturation level, due mainly to the effect of movement-induced pulsations of venous blood, which is at a lower oxygen saturation than arterial blood. Low perfusion can also cause conventional pulse oximeters to report inaccurate measurements or, in some cases, no measurement at all. In addition, conventional pulse oximeters cannot distinguish oxygenated hemoglobin from dyshemoglobin, including the most prevalent forms of dyshemoglobins, carboxyhemoglobin and methemoglobin. As a result, conventional pulse oximeters may report falsely high oxygen levels when these dyshemoglobins are present in the blood. Furthermore, conventional pulse oximetry readings can also be impacted by bright light and electrical interference caused by the presence of electrical surgical equipment.
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
The performance of Masimo SET® pulse oximetry has been evaluated in more than 100 independent studies and thousands of clinical evaluations. We believe that Masimo SET® is trusted by clinicians to safely monitor in excess of approximately 100 million patients each year and has been chosen as the primary pulse oximeter technology used by nine of the top ten hospitals listed on the 2018-2019 U.S. News & World Report Best Hospitals Honor Roll. Compared to conventional pulse oximeters, during patient motion and low perfusion, Masimo SET® provides measurements when other pulse oximeters cannot, significantly reduces false alarms (improved specificity), and accurately detects true alarms (improved sensitivity). Clinical studies have shown that the use of Masimo SET® pulse oximetry, in conjunction with modified clinical protocols, has helped clinicians reduce ROP in neonates and improve screening for newborns with critical congenital heart disease (CCHD). Clinical studies have also shown a reduction in rapid response activations and ICU transfers when Masimo SET® is used to continuously monitor patients on general wards. Additionally, researchers have found that the use of Masimo SET® is associated with reduced ventilator weaning time and arterial blood gas measurements in the ICU.
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
Masimo rainbow SET™ Platform
Since introducing Masimo SET®, we have continued to innovate by introducing noninvasive measurements that go beyond arterial blood oxygen saturation and pulse rate. In 2005, we introduced the Masimo rainbow SET™ platform, leveraging our Masimo SET® technology and incorporating licensed rainbow® technology to enable real-time monitoring of additional noninvasive measurements. Our rainbow SET™ platform includes our rainbow SET™ Pulse CO-Oximetry products, which we believe are the first devices cleared by the FDA to noninvasively and continuously monitor additional hemoglobin species that were previously only measurable using intermittent invasive procedures using multiple wavelengths of light. In addition to SpO2, PR, perfusion index (Pi), Pleth Variability Index (PVi®) and respiration rate from the pleth (RRp®), rainbow® Pulse CO-Oximetry has the unique ability to measure and distinguish oxygenated hemoglobins from the dyshemoglobins that are incapable of transporting oxygen, carboxyhemoglobin (SpCO®) and methemoglobin (SpMet®). Besides the ability to measure SpCO® and SpMet®, the Masimo rainbow SET™ platform also allows for the noninvasive and continuous monitoring of total hemoglobin concentration (SpHb®) as well as the monitoring of arterial oxygen saturation, in the presence of carboxyhemoglobin and methemoglobin, known as fractional arterial oxygen saturation (SpfO2™). Additionally, the rainbow SET™ platform also allows for the calculation of Oxygen Content (SpOC™) and Oxygen Reserve Index™ (ORi™). RRp®, SpfO2™ and ORi™ have received CE Marking, but are not currently available for sale in the U.S.

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

SpMet®
Methemoglobin in the blood leads to a dangerous condition known as methemoglobinemia, which occurs as a reaction to some common drugs used in hospitals and outpatient procedures. Methemoglobinemia reduces the amount of oxygen bound to hemoglobin for delivery to tissues and forces normal hemoglobin to bind more tightly to oxygen, releasing less oxygen to the tissues. Methemoglobinemia may go unrecognized or be subject to delayed diagnosis, increasing risk to the patient. Commonly prescribed drugs can introduce methemoglobin into the blood and cause methemoglobinemia. Some of the 30 drugs that are known to cause methemoglobinemia include benzocaine, a local anesthetic routinely used in procedures ranging from endoscopy to surgery; inhaled nitric oxide, routinely used in the Neonatal Intensive Care Unit; nitroglycerin, used to treat cardiac patients, and dapsone, used to treat infections for immune-deficient patients such as Human Immunodeficiency Virus (HIV) patients. Warnings, cautions and alerts regarding the clinical significance and prevalence of methemoglobinemia have been generated by the FDA, the Veterans Administration, the Institute for Safe Medication Practices and the National Academy of Clinical Biochemistry. The American Academy of Pediatrics recommends monitoring methemoglobin levels in infants who receive nitric oxide therapy. While SpMet® is not intended to replace invasive methemoglobin tests, when used with other clinical variables, SpMet® may help clinicians identify elevated methemoglobin levels and help determine additional test and treatment options.
PVi®
PVi® is a measure of the dynamic changes in the Pi that occur during the respiratory cycle. The calculation is accomplished by measuring changes in Pi over a time interval where one or more complete respiratory cycles have occurred. PVi® is displayed as a percentage. The lower the number, the less variability there is in Pi over a respiratory cycle. PVi® may show changes that reflect physiologic factors such as vascular tone, circulating blood volume and intrathoracic pressure excursions. When used with other clinical variables, PVi® may help clinicians assess fluid responsiveness in surgical and intensive care patients who are mechanically ventilated, and help determine other treatment options.
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
RRp®
Respiration rate is defined as the number of breaths per minute. Changes in respiration rate provide an early warning sign of deterioration in patient condition. A low respiration rate is indicative of respiratory depression and high respiration rate is indicative of patient distress. Current methods of monitoring respiration rate include end tidal carbon dioxide (EtCO2) monitoring, which requires a nasal cannula be inserted in the patient’s nose or a mask to be worn, and therefore has low patient compliance; and impedance monitoring, which is considered unreliable and requires the placement of ECG electrodes on the chest. RRp® allows clinicians to noninvasively and continuously measure and monitor respiration rate using a standard Masimo SET® pulse oximetry sensor or rainbow® Pulse CO-Oximetry sensor. RRp® is determined by the variations in the plethysmograph waveform due to respiration, although the measurement is not possible in all patients or conditions and may not immediately indicate changes in respiration rate. RRp® has received the CE Mark, as well as FDA 510(k) clearance when used in healthcare settings with the MightySat® Rx fingertip SET® pulse oximeter. RRp® is also available in the U.S. for use by consumers for general health and wellness purposes as part of our MightySat® fingertip pulse oximeter.
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
NomoLine® Capnography and Gas Monitoring
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
In November 2017, we released the full family of NomoLine® capnography sampling lines to the U.S. market. NomoLine® sampling lines are available in more than 40 configurations of airway adapter sets and cannulas for use in a variety of clinical scenarios on both intubated and non-intubated adult, pediatric, infant and neonatal patients, in both low and high humidity configurations. NomoLine® capnography sampling lines are compatible with both Masimo and many third-party OEM monitors facilitating easy to use sidestream capnography and gas monitoring. NomoLine® capnography sampling lines have received FDA 510(k) clearance.

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
Patient SafetyNet Series 5000™, along with Iris® Connectivity, Iris Gateway®, Kite®, UniView™ and MyView® through the Root™ patient monitoring and connectivity platform, offers a new level of interoperability designed to enhance clinician workflows and reduce the cost of care in a variety of hospital settings, including operating rooms and the general care floors. Patient SafetyNet Series 5000™ with Iris® enables Root™ to assimilate data from all devices connected to the patient, thereby acting as a comprehensive in-room patient monitor and connectivity hub. Alarms and alerts for all devices are seamlessly forwarded to the patient’s clinician and device data can be transferred to the patient’s electronic medical record (EMR). The patient-centric user interface of the Patient SafetyNet Series 5000™ displays near real-time data from all devices with Kite®, providing a single unified dashboard of patient information. To simplify documentation of patient data, Root™ enables clinicians to easily verify and send patient vitals and Early Warning Scores (EWS), as well as all connected medical device information data, to the EMR directly from Root™. An interface between the Patient SafetyNet Series 5000™ and the hospital admission, discharge and transfer (ADT) system allows clinicians to receive ADT information on Root™ for positive patient identification at the bedside. Clinicians can also manually enter additional data on the Root™ device, including temperature, blood pressure, level of consciousness, pain score and urine output.
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
MyView®
MyView® is a wireless, presence-detection system that enables the display of customized clinical profiles on Masimo devices, such as Root™, Radical-7® and the Patient SafetyNet View Station. When a clinician approaches the device, a clinician-worn MyView® badge signals the device to display a preselected set of parameters and waveforms tailored to the individual clinician’s preferences. MyView® gives clinicians the ability to receive and review medical device information in a manner that is most conducive to optimizing their workflow, while the presence mapping data collected by all the Masimo devices can provide insight into how clinicians spend time with patients. This provides nursing leadership and management the opportunity to examine analytical data on patient-clinician interactions and optimize workflows across the unit, hospital and hospital system.
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

Trace™
Trace™ is a patient data visualization and reporting software designed for Masimo Root™ and Radical-7® monitors. Trace™ is the first data visualization and reporting software compatible with the full capabilities of the Masimo Root™ Patient Monitoring and Connectivity Platform, including Radical-7® and Radius-7® Pulse CO-Oximeters®, Root™ with integrated noninvasive blood pressure and temperature, and connected MOC-9® modules such as SedLine® brain function monitoring, NomoLine® capnography and O3® regional oximetry.
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
The addition of Iris® connectivity to Root™ and Patient SafetyNet provides multiple advantages to hospitals, such as allowing standalone device information to be remotely viewed at a Patient SafetyNet view station, transmitted through notification systems to clinicians regardless of location or sent to electronic health record systems. This may enhance patient assessment, clinical workflows and decision support. In addition, bringing data from disparate devices together facilitates more integrated patient care, and provides a flexible and cost-effective platform, avoiding installation of separate costly systems and potentially reducing costs by leveraging existing network infrastructure.
Our Strategy
Our mission is to develop technologies that improve patient outcomes and reduce the cost of patient care. We intend to continue to grow our business and improve our market position by pursuing the following strategies:

•
Continue to Expand our Market Share in Pulse Oximetry. We grew our product revenue to $829.9 million in 2018 from $599.3 million in 2015, representing a three-year compound annual growth rate of 11.5%. This growth can be attributed to continued expansion of our core SET® pulse oximeter customer base, higher revenues from rainbow® Pulse CO-Oximetry, NomoLine® capnography and other new technologies, and our expanding list of OEM partners. We supplement our direct sales to hospitals and other low-acuity healthcare facilities through various U.S. and international distributors. Combined sales through our direct and distributor sales channels increased to $718.6 million, or 86.6% of product revenue in 2018, from $508.2 million, or 84.8% of product revenue, in 2015. As the healthcare industry shifts toward hospitals, physicians and providers being rewarded by payers based on the quality and value of the services (as opposed to the volume of fee-for-service transactions), we expect to see more hospitals gravitate towards technologies like Masimo SET® that have a proven track record of improving patient care.

•
Expand the Pulse Oximetry Market to Other Patient Care Settings. Many patients die due to unintended opioid overdoses after surgery while on general care floors. We believe the ability to continuously and accurately monitor patients outside of critical care settings, including the general, medical and surgical floors of the hospital, is currently an unmet medical need that has the potential to significantly improve patient care and increase the size of the pulse oximetry market. In addition, we believe the ability of Masimo SET® to accurately monitor and address the limitations of conventional pulse oximetry has enabled us, and will continue to enable us, to expand into non-critical care settings, and therefore, significantly expand the market for our products. To further support our expansion into the general care areas, we market Patient SafetyNet, which enables continuous monitoring of up to 200 patients’ oxygen saturation, pulse rate and with rainbow SET™, noninvasive hemoglobin and respiration rate. We believe that Patient SafetyNet, when combined with Masimo SET® pulse oximetry and RAM® or capnography, offers a clinically proven and cost-effective approach to continuous post-operative monitoring. Outside of the hospital setting, patients could die due to unintentional opioid overdose, even when opioids are being taken for short duration, such as after surgery, and as prescribed by a physician. We believe that in the home setting, accurate monitoring with Masimo SET® may help reduce the risk of opioid overdose by alerting family members and others when opioids have slowed a patient’s breathing and caused a significant drop in oxygen saturation.

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

•
Expand the Use of Root™ in Hospital Settings. We believe Root™ represents a powerful new paradigm in patient monitoring because it enhances our rainbow® and SET® measurements with multiple specialty parameters, including SedLine® brain function monitoring, O3® regional oximetry, and NomoLine® capnography and gas monitoring, and enables open-architecture connectivity in an integrated, clinician-centric hub. Our Iris® integration platform for Root™ provides a conduit to the patient’s EMR for a range of clinical devices that may otherwise remain disconnected, and therefore, unable to communicate their information. Iris® offers clinical utility and flexibility by collecting device information from multiple sources and making it available to clinicians in one networked place, akin to an airplane cockpit. Complementary innovations like the Radius-7® wearable, wireless monitor foster an environment of safety without sacrificing patient mobility or comfort. Radius-7® provides patients in medical-surgical units with mobility, allowing them to visit common areas and labs, all while being continuously monitored around the clock. Root™ is acuity-adaptable, meaning it can be configured for any care area, and is competitively priced.

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
Our Products and Markets
We develop, manufacture and market patient monitoring technologies that incorporate a monitor or circuit board and sensors, including proprietary single-patient-use and reusable sensors and patient cables. In addition, we offer remote alarm/monitoring solutions, software and connectivity solutions.

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
Patient Monitoring and Connectivity Platform (e.g., Root™, Radius-7® and Root™ with NIBP (shown below))

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

• Provides additional specialty measurements from Masimo or third-party-developed applications through Masimo Open Connect® (MOC-9®)

• Integrates noninvasive blood pressure (NIBP) and temperature

• Connects third-party devices such as IV pumps, ventilators, beds and other patient monitors to automate data transfer to the EMR

• Sold directly to end-users and through distributors

Sensors
(e.g., SET®, rainbow® Pulse CO-Oximetry, rainbow Acoustic Monitoring® Sensors, RD SedLine®, TFA-1®, RD rainbow SET™ O3® Pediatric, RD rainbow Lite SET®, rainbow® DCI®-Mini (last four shown below))

RD rainbow SET SpHb SpMet
Inf
RD rainbow SET SpHb SpMet
Neo
RD rainbow SET SpHb SpMet
Masimo
RD rainbow SET
Adt

	• Extensive line of both single-patient, reusable and rainbow® sensors • Patient cables, as well as adapter cables that enable the use of our sensors on certain competitors’ monitors	• Sold directly to end-users and through distributors and to OEM partners who sell to end-users

Description:	Use:	Distribution Channel:
Line Filters and Mainstream Adapters for Capnography and Gas Monitoring. (e.g., NomoLine® Cannula with EMMA® Capnograph with disposable adapter (shown below))
	• Line of disposables to measure gas parameters using mainstream and sidestream capnography	• Sold directly to end-users and through distributors and to OEM partners who sell to end-users

Remote Alarm and Supplemental Monitoring Solutions (e.g., Patient SafetyNet)

Masimo Patient SafetyNet
default domain
Webcam 1, 1 Room: 1 2000000929
ROOT
MONITOR
Discharge
Edit
Assign Pagers
Assign Instruments
Video
%SpO2
BPM
RR
SpHb
%SpCO
%SpMet
PVi
Pi
Suspend
Alarm Limits
Acoustic
Masimo
Radius-7
SpO2
PR
RRa
Root
John Galt

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
Connectivity (e.g., Iris® Connectivity, Connectivity Solutions and UniViewtm (Shown below))
	• Software and hardware enabling third-party devices to connect through Patient SafetyNet and to document data in the EMR	• Sold directly to end-users

ANESTHESIA/ VENT
9 PEEP cmH2O
20 PPEAK cmH2O
13 PMEAN cmH2O
20 PLAT cmH2O
688 Vte ml
500 Ve ml
79 Et 87 Fi
O2 vol %
SedLine
36 PSI
0 EMG %
0 SR
0 ARTF %
16.0 SEFL Hz
10.0 SEFR
O3 Forehead right
67 rSO2 %
75 Δbase %
34 ΔSpO2 %
O3 Forehead left
65 rSO2 %
-- Δbase %
32 ΔSpO2 %
MONITOR
126 NIBP SYS mmHg
98 NIBP DIA mmHg
84 ECG HR bpm %
100.1 Temp °F
4 CVP mmH2O
0 PVC %
0.0 ST aVL
-0.4 ST aVR
Capnography
CO2 mmHg
38 Et mmHg %
5 Fi mmHg %
15 RRa rpm
rainbow
98 SpO2 %
73 PR bpm %
15 RRa rpm
13.4 SpHB
5 PVi %
1.0 SpMet %
1 SpCO
4.0 Pi %
PUMP
SLOT: 01 12.34 INVTB 12.34 INVI 12.34 INRT 12.34 INRMT
SLOT: 02 12.34 INVTB 12.34 INVI 12.34 INRT 12.34 INRMT
SLOT: 03 12.34 INVTB 12.34 INVI 12.34 INRT 12.34 INRMT
SLOT: 04 12.34 INVTB 12.34 INVI 12.34 INRT 12.34 INRMT
Masimo UNIVIEW
OVERVIEW
pHeaton67
ROOM 201
SAMSUNG

Consumer Monitoring Solutions:

Devices (e.g. iSpO2®, MightySat® with PVi® and RRp®(shown below))
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

Monitors / Devices
Root™. Root™ is a powerful patient monitoring and connectivity platform that integrates our rainbow® and SET® measurements with multiple additional specialty measurements through MOC-9® open architecture technology in an integrated, clinician-centric platform. The first MOC-9® technologies developed by Masimo were SedLine® brain function monitoring, NomoLine® capnography and gas monitoring and O3® regional oximetry. Root™ with NomoLine® capnography, SedLine® brain function monitoring, wireless communication and Iris® connectivity for third-party medical devices has received FDA 510(k) clearance. O3® regional oximetry has received CE Mark and FDA 510(k) clearance.
EWS for Root™ aggregates information from multiple vital signs and clinical observations to generate a score that represents the potential degree of patient deterioration. There are several EWS protocols, such as the Pediatric Early Warning Score (PEWS), Modified Early Warning Score (MEWS) and National Early Warning Score (NEWS). These various scores require vital signs contributors such as oxygen saturation, pulse rate, respiration rate, body temperature and systolic blood pressure along with contributors input by clinicians, such as level of consciousness, use of supplemental oxygen and urine output. The weighting and number of contributors differ depending upon which EWS protocol is used. Root™ can be customized for various predefined EWS protocols, or hospitals can configure their own set of required contributors, and their relative weights, to create an EWS unique to their care environment.
Our MOC-9® partnerships enable third parties to utilize Root™’s open architecture and built-in connectivity to independently develop, obtain regulatory approvals, and commercialize their own external MOC-9® module. Alternatively, third parties can develop Masimo Open Connect Control (MOC-C™) applications for Root™ using the MOC-9® software development kit (SDK). While we support the development efforts of our MOC® partners as needed, and help increase awareness of the availability of non-Masimo MOC-9® modules and MOC-C™ applications, our MOC-9® partners use their existing distribution channels to sell their MOC-9® modules or MOC-C™ applications to customers.
In July 2018, we announced the Vital Signs Check application for Root™. Vital Signs Check is an integrated patient data collection and workflow application that augments Root’s™ versatility by helping to streamline hospital vital signs testing and optimize patient data management through automated patient association, centralized data collection, and immediate electronic charting at the bedside.
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
Rad-97™. Rad-97™ is a versatile standalone Pulse CO-Oximeter® that features a 1080p HD color display with user-friendly multi-touch navigation and Measure-through Motion and Low Perfusion® SET® that can be used to measure SpO2, PR, PVi® and Pi. rainbow SET™ measurements such as SpHb®, SpOC™, SpCO®, SpMet® and RRa® can also be enabled. Rad-97™ is the smallest Masimo bedside device currently capable of monitoring the full rainbow SET™ platform. Rad-97™ has received CE Mark. In September 2017, we announced FDA 510(k) clearance and full market release of Rad-97™, including an additional Rad-97™ configuration with integrated NomoLine® capnography. Rad-97™ has also received FDA 501(k) clearance for home use, bringing hospital-grade technology to the home in a single integrated device that is a monitoring, connectivity and telecommunications hub.

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
Rad-67™. Rad-67™, our handheld Pulse CO-Oximeter®, is a compact, portable spot-check device that offers Measure-through Motion and Low Perfusion® SET® pulse oximetry and upgradeable rainbow® noninvasive monitoring technology. With the universal reusable rainbow® DCI®-mini sensor, Rad-67™ features Next Generation SpHb® technology. In June 2017, we announced the limited market release of the Rad-67™. The Rad-67™ with next generation SpHb® technology has received the CE Mark, but is not currently available for sale in the U.S.
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
MightySat® Rx. MightySat® Rx is a fingertip pulse oximeter that incorporates Masimo Measure-through Motion and Low Perfusion® SET® technology, which measures and displays SpO2, PR and Pi with the option to add PVi® and RRp®. The MightySat® Rx (without RRp®) has received CE Mark and FDA 510(k) clearance. In February 2017, we announced the CE Mark of the RRp® measurement on the MightySat® Rx fingertip pulse oximeter.
iSpO2 Rx™. The iSpO2 Rx™ pulse oximeter combines a fingertip sensor, cable and pulse oximeter in a lightweight, portable device that connects directly to a smart device for displaying measurements. iSpO2 Rx™ uses Measure-through Motion and Low Perfusion® SET® technology to measure SpO2, PR and Pi. The Masimo Professional Health app, available for both iOS® and Android devices, allows clinicians to track, trend and download patient data. iSpO2 Rx™ has received the CE Mark, but is not currently available for sale in the U.S.
SedLine® MOC-9® Module. Our SedLine® MOC-9® module for Root™ is an EEG-based continuous brain function monitor that provides information about a patient’s response to anesthesia. Our Next Generation SedLine® enhances PSi to make it less susceptible to EMG interference and to improve performance in low-power EEG cases.

O3® MOC-9® Module. Our O3® MOC-9® module for Root™ uses NIRS to detect regional hypoxemia by continuously measuring tissue oxygen saturation (rSO2), automating the differential analysis of regional to central oxygen saturation.
NomoLine® Capnography and Gas Monitoring. Our gas analyzers, IRMA™ and ISA™, are available through Root™ MOC-9® modules via OEM integration or through an emergency capnometer (EMMA®). These analyzers enable our customers to benefit from CO2, N2O, O2 and anesthetic agent monitoring in many hospital environments.
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
RD SET™, RD rainbow SET™, and RD rainbow Lite SET®. Our RD family of sensors is designed to maximize patient comfort, optimize clinician workflow and reduce material waste. RD sensors are lightweight with no moving parts and a flat, soft cable with smooth edges. RD sensors are available in fold-over and wrap-around styles for a variety of patient types and clinical scenarios.
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
TFA-1® Adhesive Forehead Sensor. We designed our TFA-1® forehead sensor for hospitals desiring forehead monitoring using a disposable sensor. TFA-1® combines Masimo SET® performance with quick access and responsive oxygenation assessment, and has received FDA 510(k) clearance.
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
The rainbow® DCI®-mini is the first noninvasive hemoglobin spot-check sensor for infants and small children (weight 3 to 30 kg). Paired with our handheld Pronto® or Rad-67™ devices, the rainbow® DCI®-mini sensors are designed to help clinicians quickly and easily spot-check hemoglobin levels in infants and small children, which may facilitate the identification of anemia. When paired with Rad-67™, the rainbow® DCI®-mini enables Next Generation SpHb® measurements. The rainbow® DCI®-mini has received CE Mark in Japan and Europe, but is not currently available for sale in the U.S. The rainbow® Super DCI®-mini sensor allows for the ability to measure SpHb®, SpCO®, SpMet® and SpO2 on the same noninvasive reusable sensor. The rainbow® Super DCI®-mini has received CE Mark in Japan and Europe, but is not currently available for sale in the U.S.

rainbow Acoustic® Sensors. We believe we were the first to market a continuous respiration rate monitoring technology based on an acoustic sensor placed on the patient’s neck. Our rainbow Acoustic® sensors detect the sounds associated with breathing and convert the sounds into continuous respiration rate using proprietary signal processing that is based on Masimo SET®. RAS-45, our single-use acoustic respiration sensor for RAM®, is designed to facilitate placement on and improve attachment to the neck. RAS-45 operates with Masimo MX circuit boards to measure RRa® and display an acoustic respiration wave form. Like the RAS-125c sensor, RAS-45 operates with Masimo MX technology boards to measure RRa®, display the acoustic respiration wave form and optionally allow clinicians to listen to the sound of breathing. Both the RAS-45 and RAS-125c are available in CE marked countries and the U.S. for adult and pediatric patients who weigh more than 10 kg. In September 2018, we received FDA 510(k) clearance for the RAS-45 for infant and neonatal patients. With this new clearance, acoustic respiration rate measurement is now available for all patients, including neonates, in the U.S. The RAS-45 for infant and neonatal patients has not received CE mark.
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
Remote Alarm and Monitoring Solutions
Masimo Patient SafetyNet. Patient SafetyNet is a supplemental remote monitoring and clinician notification system that routes bedside-generated alarms through a server to a qualified clinician’s handheld paging device in real-time. Each system can support up to 200 bedside monitors and can either be integrated into a hospital’s existing IT infrastructure or operate as a stand-alone wireless network. In March 2018, we announced Replica™, an application for smart phones and tablets that works in conjunction with Patient SafetyNet™. Replica™ allows clinicians to view continuous monitoring data for multiple patients, as well as view and respond to alarms and alerts, all from their smart phones, regardless of location.
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
Eve™, our newborn screening software application for our Radical-7® Pulse CO-Oximeter®, is designed to help clinicians more effectively and efficiently screen newborns for CCHD. In the Radical-7® Pulse CO-Oximeter®, Eve™ automates the screening steps with animated instruction, including sensor application, measurement selection and screening result determination. Eve™ is intended to provide consistent application of the screening protocol to reduce method-and operator-induced variability and improve efficiency by automating the data capture and comparison between readings. Eve™ has received CE Mark, but is currently not available for sale in the U.S.

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
Iris Gateway® bridges the gap between device data generated at the patient bedside and documentation in patient data management systems by automatically transferring data from medical devices to EMRs, improving productivity and reducing the likelihood of transcription errors.
Kite® provides a supplemental display of data from a Masimo device on a compatible smart television and allows clinicians to configure the display differently than that of the connected Masimo device. Kite® integrates into existing hospital infrastructures where a supplementary display may be beneficial, such as the operating room.
UniView™ provides a supplemental, integrated display of real-time data and alarms from multiple Masimo and third-party devices. UniView™ is designed to reduce clinician cognitive overload and promote data sharing among multiple clinicians, helping them to spot trends and coordinate care.
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
Consumer Products
MightySat®, our fingertip pulse oximeter for personal use provides SpO2, PR and Pi measurements for health and wellness applications. MightySat®, which is also available with RRp® and PVi®, provides measurements in a compact, battery-powered design with a large color screen that can be rotated for real-time display of the measurements. Bluetooth® wireless functionality enables measurement display via a free, downloadable Masimo Personal Health application on iOS® and Android mobile devices, as well as the ability to trend and communicate measurements, including the Apple Health Kit. MightySat® is available through consumer retailers and directly from Masimo, and is intended for general health and wellness use only. MightySat® is not intended for medical use.

iSpO2® is a personal use pulse oximeter that combines a fingertip sensor, cable and pulse oximeter in a lightweight, portable device that connects directly to a smart device for displaying measurements. iSpO2® uses Measure-through Motion and Low Perfusion® SET® technology to measure SpO2, PR and Pi. The Masimo Personal Health app, available for both iOS® and Android devices, allows users to track, trend and download their data, as well as share it with the Apple Health app. iSpO2® is available through consumer retailers and directly from Masimo and is intended for general health and wellness use only. iSpO2® is not intended for medical use.
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
______________

(1)
Vital Signs measurements include, but are not limited to, SpO2, peripheral venous oxygen saturation, mixed venous oxygen saturation, fetal oximetry, sudden infant death syndrome, ECG, blood pressure (noninvasive blood pressure, invasive blood pressure and continuous noninvasive blood pressure), temperature, respiration rate, CO2, pulse rate, cardiac output, EEG, perfusion index, depth of anesthesia, cerebral oximetry, tissue oximetry and/or EMG, and associated features derived from these measurements, such as 3D alarm®, PVi® and other features.

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

Our license to use rainbow® technology for these measurements in these markets is exclusive on the condition that we continue to pay Cercacor royalties on our products incorporating rainbow® technology, subject to certain minimum aggregate royalty thresholds, and that we use commercially reasonable efforts to develop or market products incorporating the licensed rainbow® technology. The royalty is up to 10% of the rainbow® royalty base, which includes handhelds, tabletop and multiparameter devices. Handheld products incorporating rainbow® technology carry a 10% royalty rate. For other products, only the proportional amount attributable to that portion of our devices used to monitor non-vital signs measurements, rather than to monitor vital signs measurements, and sensors and accessories for measuring only non-vital sign parameters are included in the 10% rainbow® royalty base. For multiparameter devices, the rainbow® royalty base includes the percentage of the revenue based on the number of rainbow®-enabled measurements. For hospital contracts where we place equipment and enter into a sensor contract, we pay a royalty to Cercacor on the total sensor contract revenue based on the ratio of rainbow®-enabled devices to total devices. During the year ended December 29, 2018 and going forward, we are subject to certain specific annual minimum aggregate royalty payment obligations of $5.0 million per year.
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
U.S. Food and Drug Administration (FDA) Premarket Clearance and Approval Requirements
The FDA and other federal, state and local authorities regulate our products and product-related activities. Pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA) and the regulations promulgated under that Act, the FDA regulates the design, development, clinical trials, testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices. We endeavor to ensure that our products and procedures remain in compliance with all applicable FDA regulations, but the regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that these changes might have on our business, financial condition and results of operations. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive from the FDA either clearance of a 510(k) premarket notification, or approval of a premarket application (PMA). Alternatively, the device may be cleared by the FDA through the de novo classification process.
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
Although an applicant may initially choose whether to submit a 510(k) notification for clearance, a PMA for approval or a de novo classification request, the FDA decides which pathway is appropriate based upon the classification of the device. Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to the FDA’s general regulatory controls (General Controls) for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation (QSR), facility registration and product listing, reporting of adverse medical events and malfunctions, reporting of corrections and removals, and appropriate, truthful and non-misleading labeling, advertising and promotional materials. Only specified Class I devices, including devices with software, are subject to the design controls requirements of the QSR; other Class I devices are exempt from design control requirements. Some Class I devices are also exempt from many of the good manufacturing practice requirements of the QSR by regulation. While most Class I devices are exempt from the 510(k) premarket notification process, some Class I devices also require 510(k) clearance by the FDA.
Class II devices are subject to the FDA’s General Controls, including the Design Control requirements of the QSR, and other special controls deemed necessary by the FDA to provide reasonable assurance of the safety and effectiveness of the device. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure, although some Class II devices are exempt from the premarket notification requirement. The majority of our current regulated devices are classified as Class II devices, while only a few are classified as Class I devices.
To obtain 510(k) clearance, a company must submit a premarket notification demonstrating substantial equivalence between the proposed device and a legally marketed “predicate” device. A “predicate device” is a legally marketed device that (i) was legally marketed prior to May 28, 1976, for which the FDA has not yet called for submission of a PMA application; (ii) has been reclassified by the FDA from Class III to Class II or Class I; (iii) has been cleared through the 510(k) premarket notification process; or (iv) previously has been determined to be exempt from the 510(k) process. The proposed device is substantially equivalent to the predicate device if the proposed device has the same intended use and the same technological characteristics as the predicate device, or, if the proposed device has different technological characteristics, the proposed device is as safe and effective as the predicate device and does not raise different questions of safety and effectiveness. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, requires a new 510(k) clearance or, if the modified device is not substantially equivalent to the unmodified device, could require a PMA approval or de novo classification. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review this decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, PMA approval or de novo classification, the agency may retroactively require the manufacturer to seek 510(k) clearance, PMA approval or de novo classification. The FDA can also require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance, PMA approval or de novo classification is obtained.

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
A clinical trial may be required in support of a 510(k) submission and generally is required for a PMA application or de novo classification request. Clinical trials involving a “significant risk” device require FDA approval of an Investigational Device Exemption (IDE) application, unless the proposed study is deemed to be exempt from the IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, protocols for the proposed clinical trials and other information demonstrating that the device is appropriate for use with humans in a clinical study. Clinical trials may begin if the IDE application is approved by the FDA and the appropriate institutional review boards (IRBs) at the clinical trial sites. Submission of an IDE application does not give assurance that the FDA will issue the IDE. If the IDE application is approved, there can be no assurance the FDA will determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects. If the study meets the requirements for a non-significant risk study, it may be eligible for compliance with “abbreviated” IDE requirements, which include a subset of the requirements applicable to significant risk medical devices studies. Sponsors of non-significant risk studies must obtain IRB approval but are not required to obtain FDA approval of an IDE application. Sponsors of both significant risk and non-significant risk trials must comply with the FDA’s regulations, including the requirement that informed consent be obtained from each subject, and with clinical trial reporting regulations that require submission of information about certain clinical trials to a public database maintained by the National Institutes of Health. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance, approval or classification of the device.
We believe that our OEM partners may be required to obtain 510(k) clearance from the FDA for certain of their products that incorporate Masimo SET® technology, Masimo rainbow SET™ technology, Masimo Board-in-Cable technology or Masimo sensors. In order to facilitate receipt of 510(k) clearance by our OEM partners for their products that incorporate Masimo SET® or Masimo rainbow SET™ boards and sensors, we grant our OEM partners a right to cross-reference the 510(k) submission files from our cleared Masimo SET® circuit boards, sensors, cables and notification systems.
We market our iSpO2® pulse oximeter and MightySat® fingertip pulse oximeter for general health and wellness use. We are marketing these products in accordance with the FDA’s current policy and enforcement discretion which indicates that pulse oximeters that are not intended for medical purposes can be marketed directly to consumers without first obtaining 510(k) clearance. We cannot assure you that the FDA will not change its policy regarding the regulation of these products. If the FDA changes its policy, we may be required to seek 510(k) clearance to market these pulse oximeters. We also may be required to cease marketing and/or recall the products until we obtain new 510(k) clearances.
The regulatory regime is subject to change by Congress or the FDA. For example, in December 2016, Congress enacted the 21st Century Cures Act (Cures Act), which contained several provisions related to the review and approval of new medical technologies. Along with other changes, the Cures Act established a statutory program for “breakthrough” devices, defined as devices intended to treat or diagnose a life-threatening or irreversibly debilitating disease that represents a breakthrough technology, devices that have no approved/cleared alternatives, devices that offer significant advantages over approved/cleared alternatives, or devices where the availability of such device is in the best interest of patients. The FDA will apply additional resources to help speed the approval or clearance of devices that are designated as breakthrough devices. The Cures Act also included provisions related to the “least burdensome” principle and expanded the number of patients that could be treated using a device approved under a Humanitarian Device Exemption, among other provisions. Furthermore, in August 2017, Congress enacted the FDA Reauthorization Act of 2017 (FDARA).

Although FDARA principally reauthorized the FDA user fee programs, it also included, among other things, provisions that establish processes for the initial classification and reclassification of accessory devices, i.e., devices used with a parent device.
User Fees
Unless a specific exemption or waiver applies, 510(k) submissions, de novo classification requests, and PMA applications are subject to user fees. The PMA and de novo classification user fees are significantly higher than the user fees for 510(k) notifications. The FDA was reauthorized to assess medical device user fees through fiscal year 2022 pursuant to FDARA.
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

•
QSRs and current good manufacturing practices (GMPs), which require manufacturers, including third-party manufacturers, to follow stringent design control, testing, change control, documentation and other quality assurance procedures during all aspects of the development and manufacturing process, including requirements for packaging, labeling and record keeping, complaint handling, corrective and preventive actions and internal auditing;

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
If the FDA finds that we or one of our OEM partners have failed to comply with the FDA’s QSR, the agency can institute a wide variety of enforcement and other regulatory actions, including:

•	an FDA Form 483, which is issued by the FDA at the conclusion of an inspection when an investigator has observed any conditions that may constitute potential violations of the FDCA and related Acts;

•	a public warning letter that notifies a company of potential violations of the FDCA;

•	fines and monetary civil penalties against us and/or OEM partners;

•	delays in clearing or approving, or refusal to clear or approve, our products;

•	withdrawal or suspension of clearances and/or approvals of our products or those of our third-party suppliers by the FDA or other regulatory bodies;

•	product recall;

•	product detention or seizure;

•	interruption of production;

•	refusal to provide Certificates to Foreign Governments (CFGs), which may be necessary to permit the export of devices from the U.S. to other countries;

•	operating restrictions;

•	injunctions (including those agreed to in a consent decree); and

•	criminal prosecution.
The FDA also has the authority to require repair, replacement or refund of the cost of any medical device manufactured or distributed by us.
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
Other companies’ promotional activities for their FDA-regulated products have been the subject of FTC enforcement actions brought under healthcare reimbursement laws and consumer protection statutes. FTC enforcement actions often result in consent decrees that constrain future actions. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims.
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
Medical Device Tax
The Affordable Care Act (ACA) also imposed a significant new tax on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, with certain exemptions (MDET). For the year ended January 2, 2016, we recorded $6.9 million in medical device taxes that were included in selling, general and administrative expenses. The MDET is currently suspended through December 31, 2019. The tax may be reimposed on medical device makers beginning on January 1, 2020 if the suspension is not re-extended or the medical device tax is not permanently repealed.
Conflict Minerals and Supply Chain
We are subject to certain SEC rules adopted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning “conflict minerals” (generally tin, tantalum, tungsten and gold) and similar rules are under consideration by the EU. Certain of these conflict minerals are used in the manufacture of our products. Although the rules are being challenged in court, in their present form they require us to investigate the source of any conflict minerals necessary to the production or functionality of our products. If any such conflict minerals originated in the Democratic Republic of the Congo or adjoining countries (the DRC region), we must undertake comprehensive due diligence to determine whether such minerals financed or benefited armed groups in the DRC region. Since our supply chain is complex, our ongoing compliance with these rules could affect the pricing, sourcing and availability of conflict minerals used in the manufacture of our products.
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
Health Care Fraud and Abuse
In the U.S., there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business. For example, the Federal Anti-Kickback Statute (42 U.S.C. § 1320a-7b(b)) prohibits anyone from, among other things, knowingly and willfully offering, paying, soliciting or receiving any bribe, kickback or other remuneration intended to induce the referral of patients for, or the purchase, order or recommendation of, health care products and services reimbursed by a federal health care program, including Medicare and Medicaid. Recognizing that the federal anti-kickback law is broad and potentially applicable to many commonplace arrangements, Congress and the Office of Inspector General (OIG) within the Department of Health and Human Services have created statutory “exceptions” and regulatory “safe harbors”. Exceptions and safe harbors exist for a number of arrangements relevant to our business, including, among other things, payments to bona fide employees, certain discount and rebate arrangements, and certain payment arrangements involving Group Purchasing Organizations (GPOs). Although an arrangement that fits into one or more of these exceptions or safe harbors is immune from prosecution, arrangements that do not fit squarely within an exception or safe harbor do not necessarily violate the law, but the OIG or other government enforcement authorities may examine the practice to determine whether it involves the sorts of abuses that the statute was designed to combat. Violations of this federal law can result in significant penalties, including imprisonment, monetary fines and assessments, and exclusion from Medicare, Medicaid and other federal health care programs. Exclusion of a manufacturer, like us, would preclude any federal health care program from paying for its products. In addition to the federal anti-kickback law, many states have their own laws that are analogous to the federal anti-kickback law, but may apply regardless of whether any federal or state health care program business is involved. Federal and state anti-kickback laws may affect our sales, marketing and promotional activities, educational programs, pricing and discount practices and policies, and relationships with health care providers by limiting the kinds of arrangements we may have with hospitals, alternate care market providers, GPOs, physicians, payers and others in a position to purchase or recommend our products.
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
The Physician Payment Sunshine Act (Sunshine Act), which was enacted by Congress as part of the ACA, requires medical device companies to track and publicly report, with limited exceptions, all payments and transfers of value to physicians and teaching hospitals in the U.S. Companies are required to track payments made and to report such payments to the government by March 31 of each year. Several states have similar requirements.
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
Privacy and Security of Health and Other Personal Information
Numerous federal, state and international laws and regulations, including HIPAA and General Data Protection Regulation (GDPR), govern the collection, use and disclosure of patient-identifiable, protected health information (PHI) and other personal information. In the U.S., HIPAA applies to covered entities, which include most healthcare facilities that purchase and use our products, and their business associates. The HIPAA Privacy Rule restricts the use and disclosure of PHI, and requires covered entities and their business associates to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes detailed requirements for safeguarding PHI transmitted or stored electronically. Although we are not a covered entity, we are sometimes deemed to be a business associate of covered entities due to activities that we perform for or on behalf of covered entities, such as training customers on the use of our products or investigating product performance. As business associates, we are subject to many of the requirements of HIPAA and could be directly subject to HIPAA civil and criminal enforcement and the associated penalties for violation of the Privacy, Security and Breach Notification Rules.
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
The Centers for Medicare & Medicaid Services (CMS) is the federal agency responsible for administering the Medicare program. Along with its contractors, CMS establishes the coverage and reimbursement policies for the Medicare program. Because a large percentage of our products are used in the treatment of elderly or disabled individuals who are Medicare beneficiaries, Medicare’s coverage and reimbursement policies are particularly significant to our business. In addition, private payers often follow the coverage and reimbursement policies of Medicare.
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
Our success with rainbow SET™ technologies in U.S. settings of care with reimbursable monitoring procedures, such as hospital emergency departments, hospital procedure labs, and the physician office may largely depend on the ability of providers to receive reimbursement for such procedures. While private insurance payers often follow Medicare coverage and payment, we cannot be certain of this and, in many cases, cannot control the coverage or payment rates that private insurance payers put in place. In addition, the potential amendment, repeal or judicial invalidation of the ACA, and/or the enactment of other legislation or regulations, could affect future payment for services involving the use of our products.
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
Other U.S. and Foreign Regulation
We and our OEM partners also must comply with numerous federal, state and local laws, as well as laws in other jurisdictions, relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. We cannot be sure that we will not be required to incur significant costs to comply with these laws and regulations in the future or that these laws or regulations will not hurt our business, financial condition and results of operations. Unanticipated changes in existing regulatory requirements or adoption of new requirements could hurt our business, financial condition and results of operations.
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

Medtronic sells its own brand of Nellcor pulse oximeters to end-users, sells pulse oximetry modules to other monitoring companies on an OEM basis, and licenses to certain OEMs the right to make their pulse oximetry platforms compatible with their sensors. We also face substantial competition from larger medical device companies, including companies that develop products that compete with our proprietary Masimo SET® and our OEM partners. We believe that a number of companies have announced products that claim to offer motion-tolerant accuracy. Pursuant to the terms of the Third Amendment to Settlement Agreement and Release of Claims effective September 2016, Medtronic discontinued paying royalties to us for its sales after October 6, 2018. In addition, some of our patents have expired and other will expire over time in accordance with the laws of the jurisdiction in which they were issued.
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
For the year ended December 29, 2018, two just-in-time distributors, Owens & Minor and Cardinal Health, represented approximately 10.0% and 12.5%, respectively, of our total revenue. These were the only two customers that represented 10% or more of our revenue for the year ended December 29, 2018. Importantly, these two distributors take and fulfill orders from our direct customers, many of which have signed long-term sensor purchase agreements with us. As a result, in the event a specific just-in-time distributor is unable to fulfill these orders, the orders would be redirected to other distributors or fulfilled directly by us.
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
In order to facilitate our U.S. direct sales to hospitals, we have signed contracts with what we believe to be the five largest national GPOs in the U.S., based on the total volume of negotiated purchases. In return for the GPOs putting our products on contract, we have agreed to pay the GPOs a percentage of our revenue from their member hospitals. In 2018 and 2017, revenue from the sale of our pulse oximetry products to hospitals that are associated with GPOs amounted to $470.5 million and $417.0 million, respectively.

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
We have developed a patent portfolio internally, and, to a lesser extent, through acquisitions and licensing, that covers many aspects of our product offerings. As of December 29, 2018, we had 644 issued patents and 353 pending applications in the U.S., Europe, Japan, Australia, Canada and other countries throughout the world. Our patents expire in accordance with the laws of the particular jurisdiction in which they were issued, which sometimes change. Additionally, as of December 29, 2018, we owned 81 U.S. registered trademarks and 248 foreign registered trademarks, as well as trade names that we use in conjunction with the sale of our products. Our trademarks are perpetually renewable.
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
Manufacturing
Our strategy is to manufacture products in-house when it is efficient and cost-effective for us to do so. We currently manufacture our bedside and handheld pulse oximeters, our full line of disposable and reusable sensors and most of our patient cables in-house or through captive contract maquiladora operations. We maintain an approximate 70,700 square foot manufacturing facility in Irvine, California, and two separate manufacturing facilities in Mexicali and San Luis Rio Colorado, Mexico that have combined square footage of approximately 216,900 square feet, all three of which are International Organization for Standardization (ISO) 13485:2016 certified. We also maintain an approximate 86,500 square foot facility in Hudson, New Hampshire, a portion of which is used to manufacture advanced light emitting diodes and other advanced component-level technologies. In addition, we maintain an ISO 13485:2016 certified facility approximating 16,400 square feet in Danderyd, Sweden, a portion of which is used to manufacture ultra-compact mainstream and sidestream capnography and gas monitoring technologies. We will continue to utilize third-party contract manufacturers for products and subassemblies that can be more efficiently manufactured by these parties, such as our circuit boards. We monitor our third-party manufacturers and perform inspections and product tests at various steps in the manufacturing cycle to ensure compliance with our specifications. We also do full functional testing of our circuit boards.

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
Employees
As of December 29, 2018, we had approximately 1,500 full-time employees and approximately 3,000 dedicated contract personnel worldwide.
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
Many of our noninvasive measurement technologies are considered disruptive. These technologies have performance levels that we believe are acceptable for many clinical environments but may be insufficient in others. In addition, these technologies may perform better in some patients and settings than others. Over time, we hope to continue to improve the performance of these technologies and educate the clinical community on how to properly evaluate them. If we are successful in these endeavors, we expect these technologies will become more useful in more environments and will become more widely adopted. We are continuing to invest in sales and marketing resources to achieve market acceptance of these products, but are unable to guarantee that our technologies will achieve general market acceptance.
The degree of market acceptance of these products will depend on a number of factors, including:

•	perceived clinical benefits from our products;

•	perceived cost effectiveness of our products;

•	perceived safety and effectiveness of our products;

•	reimbursement available through government and private health care programs for using some of our products; and

•	introduction and acceptance of competing products or technologies.
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
Since 1998, we have been a party to a cross-licensing agreement with Cercacor, (as amended, the Cross-Licensing Agreement), under which we granted Cercacor:

•
an exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® technology owned by us, including all improvements to this technology, for the monitoring of non-vital signs parameters and to develop and sell devices incorporating Masimo SET® for monitoring non-vital signs parameters in any product market in which a product is intended to be used by a patient or pharmacist rather than by a professional medical caregiver, which we refer to as the Cercacor Market; and

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
The medical device industry is intensely competitive and is significantly affected by new product introductions and other market activities of industry participants. A number of our competitors have substantially greater capital resources, larger product portfolios, larger customer bases, larger sales forces and greater geographic presence, have established stronger reputations with specific customers, and have built relationships with Group Purchasing Organizations and other hospital purchasing groups (collectively, GPOs) that may be more effective than ours. Our Masimo SET® platform faces additional competition from companies developing products for use with third-party monitoring systems, as well as from companies that currently market their own pulse oximetry monitors. In addition, competitors with larger product portfolios than ours are engaging in bundling practices, whereby they offer increased discounts to hospitals that purchase their requirements for a variety of different products from the competitor, including products that we do not offer.
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
If we do not successfully adapt our products and applications both within and outside these measurements, we could lose revenue opportunities and customers. Furthermore, one or more of our competitors may develop products that are substantially equivalent to our U.S. Food and Drug Administration (FDA) cleared products, or those of our original equipment manufacturer (OEM) partners, in which case a competitor of ours may use our products or those of our OEM partners as predicate devices to more quickly obtain FDA clearance of their competing products. Competition could result in pressure from our customers to reduce the price of our products and place fewer orders for our products, which could, in turn, cause a reduction in our revenues and product gross margins, thereby adversely impacting our business, financial condition and results of operations.
Some of the world’s largest technology companies that have not historically operated in the healthcare or medical device space, such as Apple, Alphabet, Samsung and others, have developed or may develop products and technologies that may compete with our current or future products and technologies. These companies have substantially greater capital, research and development, and sales resources than we have. If we are unable to successfully compete against them, our financial performance could decline.
We depend on our domestic and international OEM partners for a portion of our revenue. If they do not devote sufficient resources to the promotion of products that use our technologies, our business would be harmed.
We are, and will continue to be, dependent upon our domestic and international OEM partners for a portion of our revenue through their marketing, selling and distribution of certain of their products that incorporate our technologies. Although we expect that our OEM partners will accept and actively market, sell and distribute products that incorporate our technologies, they may not do so. Because products that incorporate our technologies may represent a relatively small percentage of business for some of our OEM partners, they may have less incentive to promote these products over other products that do not incorporate these technologies.

In addition, some of our OEM partners offer products that compete with ours and also may be involved in intellectual property disputes with us. Therefore, we cannot guarantee that our OEM partners, or any company that may acquire any of our OEM partners, will vigorously promote products incorporating our technologies. The failure of our OEM partners to successfully market, sell or distribute products incorporating our technologies, the termination of OEM agreements, the loss of OEM partners or the inability to enter into future OEM partnership agreements would have a material adverse effect on our business, financial condition and results of operations.
If we fail to maintain or develop relationships with GPOs, sales of our products would decline.
Our ability to sell our products to hospitals depends, in part, on our relationships with GPOs. Many existing and potential customers for our products are members of GPOs. GPOs negotiate pricing arrangements and contracts with medical supply manufacturers and distributors that may include provisions for sole sourcing and bundling, which generally reduce product purchasing decisions available to the hospitals.
These negotiated prices are made available to a GPO’s members. If we are not one of the providers selected by a GPO, the GPO’s members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. Shipments of our pulse oximetry products to customers that are members of GPOs represented more than 80% of our U.S. product sales for the year ended December 29, 2018. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
Inadequate levels of coverage or reimbursement from governmental or other third-party payers for our products, or for procedures using our products, may cause our revenue to decline.
Sales of our products depend in part on the reimbursement and coverage policies of governmental and private health care payers. The lack of adequate coverage and reimbursement for our products or the procedures in which our products are used may deter customers from purchasing our products.
We cannot guarantee that governmental or third-party payers will reimburse a customer for the cost of our products or the procedures in which our products are used. For example, some insurance carriers have issued policies denying coverage for transcutaneous hemoglobin measurement on the grounds that the technology is investigational in the outpatient setting. Other payers are continuing to investigate our products to determine if they will provide reimbursement to our customers. These trends could lead to pressure to reduce prices for our current and future products, cause a decrease in the size of the market or potentially increase competition, any of which could have a material adverse effect on our business, financial condition and results of operations.
We do not control payer decision-making with respect to coverage and payment levels for our products. Additionally, we expect many payers to continue to explore cost-containment strategies (e.g., comparative and cost-effectiveness analyses, so-called “pay-for-performance” programs implemented by various public government health care programs and private third-party payers, and expansion of payment bundling initiatives, and other such methods that shift medical cost risk to providers) that may potentially impact coverage and/or payment levels for our current products or products we develop in the future.
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
Consolidation in the healthcare industry could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, results of operations or financial condition.
Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms initiated by legislators, regulators and third-party payers to curb these costs have resulted in a consolidation trend in the healthcare industry to aggregate purchasing power. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and will continue to become more intense. This has resulted in, and will likely continue to result in, greater pricing pressures and the exclusion of certain suppliers from important market segments as GPOs, independent delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions for hospitals.

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
States and other local regulatory authorities may issue guidelines regarding the appropriate scope and use of our products from time to time. For example, some of our noninvasive monitoring devices may be subject to authorization by individual states as part of the Emergency Medical Services (EMS) scope of practice procedures. A lack of inclusion into scope of practice procedures may limit adoption.
The loss of any large customer or distributor, or any cancellation or delay of a significant purchase by a large customer, could reduce our net sales and harm our operating results.
We have a concentration of OEM, distribution and direct customers. For example, sales to two just-in-time distributors each represented more than 10% of our product sales for the year ended December 29, 2018. We cannot provide any assurance that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results.
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
Our royalty and other revenue has historically consisted primarily of royalties received from Medtronic plc (Medtronic, formerly Covidien Ltd.) related to its U.S. sales, and more recently, revenue from non-recurring engineering (NRE) services for a certain OEM customer. However, Medtronic is not required to pay royalties to us on any sales occurring after October 6, 2018. In addition, we have completed the majority of our contracted NRE services and expect to complete the remaining NRE services next year. We currently do not expect to replace this royalty and NRE services revenue with revenue from other sources, and such loss of revenue will have an adverse effect on our future results of operations.
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
In response to these imitation sensors and third-party reprocessors, we have incorporated X-Cal® technology into certain products to ensure our customers get the performance they expect by using genuine Masimo sensors and that such sensors do not continue to be used beyond their useful life. However, some customers may object to the X-Cal® technology, potentially resulting in the loss of customers and revenues.
We also offer our own Masimo reprocessed sensors, which meet the same performance specifications as our new Masimo sensors, to our customers. Reprocessed sensors sold by us are also offered at a lower price and, therefore, may reduce certain customer demand for our new sensors. As a result, increased sales of our own Masimo reprocessed sensors may result in lower revenues, which could negatively impact our business, financial condition and results of operations.
Risks Related to Our Intellectual Property
If the patents we own or license, or our other intellectual property rights, do not adequately protect our technologies, we may lose market share to our competitors and be unable to operate our business profitably.
Our success depends significantly on our ability to protect our rights to the technologies used in our products. Our utilization of patent protection, trade secrets and a combination of copyright and trademark laws, as well as nondisclosure, confidentiality and other contractual arrangements, to protect our intellectual property afford us only limited protection and may not adequately protect our rights or permit us to gain or maintain any competitive advantage.
Our patents related to Masimo SET® algorithm technology began to expire in 2011. Certain other patents related to our ProCal sensor technology began to expire in 2015. Additionally, upon the expiration of other issued or licensed patents, we may lose some of our rights to exclude competitors from making, using, selling or importing products using the technology based on the expired patents. Furthermore, in recent years, the U.S. Supreme Court has ruled on several patent cases and several laws have been enacted that, in certain situations, potentially narrows the scope of patent protection available and weakens the rights of patent owners. There can be no assurance that we will be successful in securing additional patents on commercially desirable improvements, that such additional patents will adequately protect our innovations or offset the effect of expiring patents, or that competitors will not be able to design around our patents.
In addition, third parties may challenge our issued patents through procedures such as Inter-Partes Review (IPR). In many IPR challenges, the U.S. Patent and Trademark Office (PTO) cancels or significantly narrows issued patent claims. IPR challenges could increase the uncertainties and costs associated with the maintenance, enforcement and defense of our issued and future patents and could have a material adverse effect on our business, financial condition and results of operations.
We also utilize unpatented proprietary technology and know-how and often rely on confidentiality agreements and intellectual property assignment agreements with our employees, OEM partners, independent distributors and consultants to protect such unpatented proprietary technology and know-how. However, such agreements may not be enforceable or may not provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, or in the event that our competitors discover or independently develop similar or identical designs or other proprietary information.
We rely on the use of registered and common law trademarks with respect to the brand names of some of our products. Common law trademarks provide less protection than registered trademarks. Loss of rights in our trademarks could adversely affect our business, financial condition and results of operations.
The laws of foreign countries may not adequately protect our intellectual property rights.
Intellectual property protection laws in foreign countries differ substantially from those in the U.S. If we fail to apply for intellectual property protection in foreign countries, or if we cannot adequately protect our intellectual property rights in these foreign countries, our competitors may be able to compete more effectively against us, which could adversely affect our competitive position, as well as our business, financial condition and results of operations.

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
Searching for existing intellectual property rights may not reveal important intellectual property and our competitors may also have filed for patent protection, which may not be publicly-available information, or claimed trademark rights that have not been revealed through our searches. In addition, some of our employees were previously employed at other medical device companies. We may be subject to claims that our employees have disclosed, or that we have used, trade secrets or other proprietary information of our employees’ former employers. Our efforts to identify and avoid infringing on third parties’ intellectual property rights may not always be successful. Any claims of patent or other intellectual property infringement against us, even those without merit, could:

•	be expensive and time consuming to defend and result in payment of significant damages to third parties;

•	force us to stop making or selling products that incorporate the intellectual property;

•	require us to redesign, reengineer or rebrand our products, product candidates and technologies;

•	require us to enter into royalty agreements that would increase the costs of our products;

•	require us to indemnify third parties pursuant to contracts in which we have agreed to provide indemnification for intellectual property infringement claims;

•	divert the attention of our management and other key employees; and

•	result in our customers or potential customers deferring or limiting their purchase or use of the affected products impacted by the claims until the claims are resolved;
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
We believe that the success of our business depends, in part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. We were previously involved in significant litigation to protect our patent positions related to some of our pulse oximetry signal processing patents that resulted in various settlements, most recently in 2016, and in view of some of the new market entrants, may be required to engage in additional litigation to protect our intellectual property in the future. In addition, we believe that an individual, who previously held a high level technical position with us, misappropriated our intellectual property for the benefit of himself and other companies. Our ongoing and future litigation could result in significant additional costs and further divert the attention of our management and key personnel from our business operations and the implementation of our business strategy and may not be successful or adequate to protect our intellectual property rights.
Risks Related to Our Regulatory Environment
Our failure to obtain and maintain FDA clearances or approvals on a timely basis, or at all, would prevent us from commercializing our current or upgraded products in the U.S., which could severely harm our business.
Unless an exemption applies, each medical device that we wish to market in the U.S. must first undergo premarket review pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA) by receiving clearance of a 510(k) premarket notification, receiving clearance through the de novo review process, or obtaining approval of a premarket approval (PMA) application. Even if regulatory clearance or approval of a product is granted, the FDA may clear or approve our products only for limited indications for use. Additionally, the FDA may not grant 510(k) clearance on a timely basis, if at all, for new products or uses that we propose for Masimo SET® or licensed rainbow® technology.
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

To support our product applications to the FDA, we frequently are required to conduct clinical testing of our products. Such clinical testing must be conducted in compliance with FDA requirements pertaining to human research. Among other requirements, we must obtain informed consent from human subjects and approval by institutional review boards before such studies may begin. We must also comply with other FDA requirements such as monitoring, record-keeping, reporting and the submission of information regarding certain clinical trials to a public database maintained by the National Institutes of Health. In addition, depending on the risk posed by a study, we may be required to obtain the FDA’s approval of the study under an Investigational Device Exemption (IDE). Compliance with these requirements can require significant time and resources. If the FDA determines that we have not complied with such requirements, the FDA may refuse to consider the data to support our applications or may initiate enforcement actions.
Even though 510(k) clearances have been obtained, if safety or effectiveness problems are identified with our pulse oximeters incorporating Masimo SET® and licensed rainbow® technology, patient monitor devices, sensors, cables and other products, we may need to initiate a recall of such devices. Furthermore, our new products or significantly modified marketed products could be denied 510(k) clearance and be required to undergo the more burdensome PMA or de novo review processes. The process of obtaining a de novo classification or PMA approval is much more costly, lengthy and uncertain than the process for obtaining 510(k) clearance. De novo classification generally takes six months to one year from the time of submission of the de novo request, although it can take longer. Approval of a PMA generally takes one to three years from the time of submission of the PMA, but may be longer.
We sell consumer versions of our iSpO2® and MightySat® pulse oximeters that are not intended for medical use. Some of our products or product features may also be exempted from the 510(k) process and/or other regulatory requirements in accordance with specific FDA guidance and policies, such as the FDA guidance related to mobile medical applications. In addition, some of our products or product features may not be subject to device regulation pursuant to Section 520(o) of the FDCA, which excludes certain software functions from the statutory definition of a device. If the FDA changes its policy or concludes that our marketing of these products is not in accordance with its current policy and/or Section 520(o) of the FDCA, we may be required to seek clearance or approval of these devices through the 510(k), de novo or PMA processes.
The failure of our OEM partners to obtain required FDA clearances or approvals for products that incorporate our technologies could have a negative impact on our revenue.
Our OEM partners are required to obtain their own FDA clearances in the U.S. for most products incorporating Masimo technologies. The FDA clearances we have obtained may not make it easier for our OEM partners to obtain clearances of products incorporating these technologies, or the FDA may not grant clearances on a timely basis, if at all, for any future products incorporating Masimo technologies that our OEM partners propose to market.
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
We have made modifications to our devices in the past and we may make additional modifications in the future. Any modifications to an FDA-cleared device that could significantly affect its safety or effectiveness or that could constitute a major change in its intended use would require a new 510(k) clearance or possibly a de novo review or PMA. We may not be able to obtain such clearances or approvals in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would have an adverse effect on our business, financial condition and results of operations. For device modifications that we conclude do not require a new 510(k), we may be required to recall and to stop marketing the modified devices if the FDA disagrees with our conclusion and requires new clearances or approvals for the modifications, which could have an adverse effect on our business, financial condition and results of operations.
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
In addition, the FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business or products. Future regulatory changes could make it more difficult for us to obtain or maintain approval to develop and commercialize our products and technologies.
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
We may initiate certain field actions, such as a correction or removal of our products in the future. Any correction or removal initiated by us to reduce a health risk posed by our device, or to remedy a violation of the FDCA caused by the device that may present a risk to health, must be reported to the FDA. If the FDA subsequently determines that a report was required for a correction or removal of our products that we did not believe required a report, we could be subject to enforcement actions.
Any recalls of our products or enforcement actions would divert managerial and financial resources and could have an adverse effect on our financial condition and results of operations. In addition, given our dependence upon patient and physician perceptions, any negative publicity associated with any recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
Additionally, we must have adequate substantiation for the claims we make for our products. If any of our claims are determined to be false, misleading or deceptive, our products could be considered misbranded under the FDCA or in violation of the Federal Trade Commission Act. We could also face lawsuits from our competitors under the Lanham Act alleging that our marketing materials are false or misleading.
The regulatory environment governing information, cybersecurity and privacy laws is increasingly demanding and continues to evolve.
Personal privacy and data security have become significant issues in the U.S. Europe and in many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future.
Certain U.S. laws govern the transmission, security and privacy of individually identifiable information that we may obtain or have access to in connection with the operation of our business, including the conduct of clinical research trials or other research studies that may provide us with access to sensitive health and other personal information. We may be required to make costly system modifications to comply with these data privacy and security requirements. In addition, if we do not properly comply with applicable laws and regulations related to the protection of this information, we could be subject to criminal or civil sanctions. Internationally, the General Data Protection Regulation (GDPR) has recently taken effect in the European Economic Area (EEA) and many EEA jurisdictions have also adopted their own data privacy and protection laws in addition to the GDPR. Furthermore, other international jurisdictions, including South Korea, China and Australia, have also implemented laws relating to data privacy and protection. Although we believe that we are complying with the GDPR and similar laws, these laws are still relatively new. Therefore, as international data privacy and protection laws continue to evolve, and as new regulations, interpretive guidance and enforcement information becomes available, we may incur incremental costs to modify our business practices to comply with these requirements. In addition, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents.

Violations of these laws, or allegations of such violations, could subject us to cash and non-cash penalties for noncompliance, disrupt our operations, involve significant management distraction and result in a material adverse effect on our business, financial condition and results of operations.
We may be subject to or otherwise affected by federal and state health care laws, including fraud and abuse laws, and could face substantial penalties if we are unable to fully comply with these laws.
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

•
state laws analogous to each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by governmental programs and non-governmental third-party payers, including commercial insurers; and

•
the Physician Payments Sunshine Act (Sunshine Act), which requires medical device companies to track and publicly report, with limited exceptions, all payments and transfers of value to physicians and teaching hospitals in the U.S. If we fail to comply with the data collection and reporting obligations imposed by the Sunshine Act, we may be subject to substantial civil monetary penalties.

If we are found to have violated any such laws or other similar governmental regulations, including their foreign counterparts, that are directly or indirectly applicable to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion of our products from reimbursement under Medicare, Medicaid and other federal health care programs, and the curtailment or restructuring of our operations. Any penalties could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against such action, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
Legislative and regulatory changes in the health care industry could have a negative impact on our financial performance. Furthermore, our business, financial condition, results of operations and cash flows could be significantly and adversely affected by health care reform legislation in the U.S. or in our key international markets.
Changes in the health care industry in the U.S. and abroad could adversely affect the demand for our products and the way in which we conduct our business. For example, the Patient Protection and Affordable Care Act (the ACA), enacted in 2010, required most individuals to have health insurance, established new regulations on health plans, created insurance-pooling mechanisms and reduced Medicare spending on services provided by hospitals and other providers. The ACA also imposed significant new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, as well as related compliance and reporting obligations. This medical device excise tax (MDET) has been temporarily suspended by Congress on a number of occasions, and most recently through December 31, 2019. The MDET may be reimposed on medical device makers beginning on January 1, 2020 if such suspension is not re-extended or the MDET is not permanently repealed.
Additionally, the long-term viability of the ACA, and its impact on our business and results of operations, remains uncertain. There have also been recent U.S. Congressional actions to repeal and replace the ACA, and future actions are expected. For example, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act) was signed into law. The 2017 Tax Act, among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage effective January 1, 2019. Although we cannot predict the ultimate content or timing of any healthcare reform legislation, potential changes resulting from any amendment, repeal or replacement of these programs, including any reduction in the future availability of healthcare insurance benefits, decrease the number of people who are insured, which could adversely affect our business and future results of operations.
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
Prior to our initial public offering in August 2007, our stockholders owned 99% of the outstanding shares of capital stock of Cercacor, and we believe that a number of our stockholders, including certain of our directors and executive officers, continue to own shares of Cercacor stock. Joe Kiani, our Chairman and Chief Executive Officer (CEO), is also the Chairman and CEO of Cercacor.
Due to the interrelated nature of Cercacor with us, conflicts of interest may arise with respect to transactions involving business dealings between us and Cercacor, potential acquisitions of businesses or products, the development and ownership of technologies and products, the sale of products, markets and other matters in which our best interests and the best interests of our stockholders may conflict with the best interests of the stockholders of Cercacor. In addition, we and Cercacor may disagree regarding the interpretation of certain terms in the Cross-Licensing Agreement. We cannot guarantee that any conflict of interest will be resolved in our favor, or that, with respect to our transactions with Cercacor, we will negotiate terms that are as favorable to us as if such transactions were with another third-party.
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
In the event that the Cross-Licensing Agreement is terminated for any reason, or Cercacor grants a license to rainbow® technology to a third-party, our business would be adversely affected.
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
We may experience significant fluctuations in our quarterly and annual results and may not maintain our current levels of profitability in the future.
Our operating results have fluctuated in the past and are likely to fluctuate in the future. Many of the countries in which we operate, including the U.S. and several of the members of the EU, have experienced and continue to experience uncertain economic conditions resulting from global as well as local factors. In addition, continuing strength and growth in the U.S. economy has raised the probability of inflationary pressures and future interest rate hikes that have not been experienced in the U.S. for more than a decade. Our business or financial results may be adversely impacted by these uncertain economic conditions, including: adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; inflation; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions.
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
Future changes in accounting pronouncements and tax laws, or the interpretation thereof, could have a significant impact on our reported results, and may affect our historical reporting of previous transactions.
New accounting pronouncements or taxation rules, and evolving interpretations thereof, have occurred and are likely to occur in the future. For example, in recent years, the Financial Accounting Standards Board (FASB) issued new accounting standards that impact our reporting of revenue and expenses, including Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606) and ASC Topic 842, Leases (ASC 842). Changes made by these new accounting standards not only apply prospectively, but depending on the method of adoption, may also recast previously reported results. In addition, the 2017 Tax Act, which took effect on January 1, 2018, included a number of changes to existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%, a one-time transition tax on the “deemed repatriation” of cumulative undistributed foreign earnings as of December 31, 2017 and changes in the prospective taxation of the foreign operations of U.S. multinational companies. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation or addressed in future tax regulations. We continue to evaluate the impact of ASC 606, ASC 842 and the 2017 Tax Act on our business, financial condition and results of operations. For additional information related to the impact of new accounting pronouncements and the 2017 Tax Act, please see Notes 2 and 18, respectively, to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Our results of operations could vary as a result of the methods, estimates and judgments that we use in applying our accounting policies.
The methods, estimates and judgments that we use in applying our accounting policies are, by their nature, subject to substantial risks, uncertainties and assumptions. Factors may arise over time that lead us to change our methods, estimates and judgments, the impact of which could significantly affect our results of operations. See “Critical Accounting Estimates” contained in Part II, Item 7 of this Annual Report on Form 10-K for additional information about these methods, estimates and judgments.
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
We recruit professionals on a global basis and must comply with the immigration laws in the countries in which we operate, including the U.S. Some of our employees are working under Masimo-sponsored temporary work visas, including H1-B visas. Statutory law limits the number of new H1-B temporary work permit petitions that may be approved in a fiscal year. Furthermore, there is a possibility that the current U.S. immigration visa program may be significantly overhauled. Any resulting changes to this visa program could impact our ability to recruit, hire and retain qualified skilled personnel. If we are unable to obtain work visas in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected.
The risks inherent in operating internationally, including the purchase, sale and shipment of our components and products across international borders, may adversely impact our business, financial condition and results of operations.
We currently derive approximately 30% of our net sales from international operations. In addition, we purchase a portion of our raw materials and components from international sources. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations, including those related to conflict minerals. Compliance with such regulations is costly and we could be exposed to potentially significant penalties if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.

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
In addition, our international operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include, but are not limited to:

•	the imposition of additional U.S. and foreign governmental controls or regulations;

•	the imposition of costly and lengthy new export licensing requirements;

•	a shortage of high-quality sales people and distributors;

•	the loss of any key personnel that possess proprietary knowledge, or who are otherwise important to our success in certain international markets;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of new trade restrictions;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	compliance with foreign tax laws, regulations and requirements;

•	pricing pressure;

•	changes in foreign currency exchange rates;

•	laws and business practices favoring local companies;

•	political instability and actual or anticipated military or political conflicts;

•	financial and civil unrest worldwide;

•	outbreaks of illnesses, pandemics or other local or global health issues;

•	the inability to collect amounts paid by foreign government customers to our appointed foreign agents;

•	longer payment cycles, increased credit risk and different collection remedies with respect to receivables; and

•	difficulties in enforcing or defending intellectual property rights.
The U.S. government has recently initiated substantial changes in U.S. trade policy and U.S. trade agreements, including the initiation of tariffs on certain foreign goods. In response to these tariffs, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. In addition, the U.S. is negotiating or has entered into new trade agreements that could affect adversely us, including the United States-Mexico-Canada Agreement, which if adopted, would replace the North American Free Trade Agreement. A trade war, trade barriers or other governmental actions related to tariffs, international trade agreements, import or export restrictions or other trade policies could adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, therefore, adversely affect our business, financial condition and results of operations.
The U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from promising or making improper payments to non-U.S. officials for the purpose of obtaining an advantage to secure or retain business. Because of the predominance of government-sponsored health care systems around the world, many of our customer relationships outside of the U.S. are with governmental entities and are therefore subject to such anti-bribery laws. We have adopted policies and practices that help us ensure compliance with these anti-bribery laws. However, such policies and practice may require us to invest in additional monitoring resources or forgo certain business opportunities in order to ensure global compliance with these laws.
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

While a majority of our sales are transacted in U.S. Dollars, some of our sales agreements with foreign customers provide for payment in currencies other than the U.S. Dollar. These foreign currency revenues, when converted into U.S. Dollars, can vary depending on average exchange rates during a respective period. Similarly, certain of our foreign subsidiaries transact business in their respective country’s local currency, which is also their functional currency. In addition, certain production costs related to our manufacturing operations in Mexico are denominated in Mexican Pesos. As a result, expenses of these foreign subsidiaries and certain production costs, when converted into U.S. Dollars, can vary depending on average monthly exchange rates during a respective period.
We are also exposed to foreign currency gains or losses on outstanding foreign currency denominated receivables and payables, as well as cash deposits. When converted to U.S. Dollars, these receivables, payables and cash deposits can vary depending on the monthly exchange rates at the end of the period. In addition, certain intercompany transactions may give rise to realized and unrealized foreign currency gains or losses based on the currency underlying such intercompany transactions. Accordingly, our operating results are subject to fluctuations in foreign currency exchange rates.
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
We currently do not hedge our foreign currency exchange rate risk. As a result, changes in foreign exchange rates could have a material adverse effect on our business, financial condition and results of operations. For additional information related to our foreign currency exchange rate risk, please see Quantitative and Qualitative Disclosures about Market Risk in Part II, Item 7(a) of this Annual Report on Form 10-K.
We currently manufacture our products at several locations and any disruption to, expansion of, or changes in trade programs related to our manufacturing operations could adversely affect our business, financial condition and results of operations.
We rely on manufacturing facilities in California, New Hampshire, Mexico and Sweden that may be affected by natural or man-made disasters. Earthquakes are of particular significance since some of our facilities are located in earthquake-prone areas. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist or terrorist organizations, epidemics, communication failures, fire, floods and similar events. Our facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair if significant damage were to result from any of these occurrences.
If one of our manufacturing facilities was affected by a natural or man-made disaster, we would be forced to rely on third-party manufacturers if we could not shift production to our other manufacturing facilities. Furthermore, our insurance for damage to our property and the disruption of our business from casualties may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If the lease for any of our leased facilities is terminated, we are unable to renew any of our leases or we are otherwise forced to seek alternative facilities, or if we voluntarily expand one or more of our manufacturing operations to new locations, we may incur additional transition costs and experience a disruption in the supply of our products until the new facilities are available and operating. Additionally, we have occasionally experienced seasonality among our manufacturing workforce, and if we continue to experience such seasonality or other workforce shortages or otherwise have issues retaining employees at our manufacturing facilities, we may not be able to meet our customers’ demands.
Our manufacturing facilities in Mexico are authorized to operate under the Mexican Maquiladora, or IMMEX program. The IMMEX program allows us to import certain items from the U.S. into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated timeframe. Maquiladora status, which is renewed periodically, is subject to various restrictions and requirements, including compliance with the terms of the IMMEX program and other local regulations. Failure to comply with the IMMEX program regulations, including any changes thereto, could increase our manufacturing costs and adversely affect our business, operating results and financial condition.
If we do not accurately forecast customer demand, we may hold suboptimal inventory levels that could adversely affect our business, financial condition and results of operations.
If we are unable to meet the demand of our customers, our customers may cancel orders or purchase products from our competitors, which could reduce our revenue and gross profit margin. Conversely, if product demand decreases, we may be unable to timely adjust our manufacturing cost structure, resulting in excess capacity, which would lower gross product margins. Similarly, if we are unable to forecast demand accurately, we could be required to record charges related to excess or obsolete inventory, which would also lower our gross margin.

If we are unable to obtain key materials and components from sole or limited source suppliers, we will not be able to deliver our noninvasive patient monitoring solutions to customers.
We depend on certain sole or limited source suppliers for key materials and components, including digital signal processor chips and analog-to-digital converter chips, for our noninvasive patient monitoring solutions. Manufacturing problems may occur related to these and other outside sources if these suppliers fail to develop and ship products and components to us on a timely basis, or provide us with products and components that do not meet our quality standards and required quantities. In addition, from time to time there have been industry-wide shortages of certain components that we use in our noninvasive blood constituent patient monitoring solutions. We may also experience price increases for materials or components, with no guarantee that such increases can be passed along to our customers, which could adversely impact our gross margins.
If any of these problems occur, we may be unable to obtain substitute sources for these products and components on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time.
If we fail to comply with the reporting obligations of the Securities Exchange Act of 1934 and Section 404 of the Sarbanes-Oxley Act of 2002, or if we fail to maintain adequate internal control over financial reporting, our business, results of operations and financial condition and investors’ confidence in us could be adversely affected.
We are required to prepare and disclose certain information under the Securities Exchange Act of 1934 in a timely manner and meet our reporting obligations in their entirety, and our failure to do so could subject us to penalties under federal securities laws and regulations of The Nasdaq Stock Market LLC, expose us to lawsuits and restrict our ability to access financing on favorable terms, or at all.
If we fail to maintain adequate internal controls over financial reporting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, any failure to maintain compliance with the requirements of Section 404 of the Sarbanes-Oxley Act or any material weakness in our internal control environment could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business, negatively impact the trading price of our stock, and adversely affect investors’ confidence in our company and our ability to access capital markets for financing.
Changing laws and increasingly complex corporate governance and public disclosure requirements could have an adverse effect on our business and operating results.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the California Transparency in Supply Chains Act, the UK Modern Slavery Act and new regulations issued by the SEC and The Nasdaq Stock Market LLC, have and will create additional compliance requirements for us. To maintain high standards of corporate governance and public disclosure, we have invested in, and intend to continue to invest in, reasonably necessary resources to comply with evolving standards.
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
Our products are predominantly used in patient care and expose us to product liability claims and product recalls, including, but not limited to, those that may arise from unauthorized off-label use, malfunctions, design flaws or manufacturing defects related to our products or the use of our products with incompatible components or systems. We cannot be certain that our product liability insurance will be sufficient to cover any or all damages for product liability claims that may be brought against us in the future. Furthermore, we may not be able to obtain or maintain insurance in the future at satisfactory rates or in adequate amounts to protect us against any product liability claims.
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
We have acquired several businesses since our inception and we may acquire additional businesses in the future. Future acquisitions may require debt or equity financing, which could be dilutive to our existing stockholders or reduce our earnings per share. Even if we complete acquisitions, there are many factors that could affect whether such acquisition will be beneficial to our business, including, without limitation:

•	payment of above-market prices for acquisitions and higher than anticipated acquisition costs;

•
issuance of common stock as part of the acquisition price or a need to issue stock options or other equity to newly-hired employees of target companies, resulting in dilution of ownership to our existing stockholders;

•	reduced profitability if an acquisition is not accretive to our business over either the short-term or the long-term;

•	difficulties in integrating any acquired companies, personnel, products and other assets into our existing business;

•	delays in realizing the benefits of the acquired company, products or other assets;

•	regulatory challenges;

•	cybersecurity and compliance related issues;

•	diversion of our management’s time and attention from other business concerns;

•	limited or no direct prior experience in new markets or countries we may enter;

•	unanticipated issues dealing with unfamiliar suppliers, service providers or other collaborators of the acquired company;

•	higher costs of integration than we anticipated;

•	write-downs or impairments of goodwill or other intangible assets associated with the acquired company;

•	difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions;

•	negative impacts on our relationships with our employees, clients or collaborators;

•	litigation or other claims in connection with the acquisition; and

•	changes in the overall financial model as certain acquired companies may have a different revenue, gross profit margin or operating expense profile.
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
Certain manufacturing processes for our products may involve the storage, use, generation and disposal of certain hazardous materials and wastes, including silicone adhesives, solder and solder paste, sealants, epoxies and various solvents such as methyl ethyl ketone, acetone and isopropyl alcohol. As a result, we are subject to certain environmental laws, as well as certain other laws and regulations, that restrict the materials that can be used in our products or in our manufacturing processes. For example, products that we sell in Europe are subject to regulation in the EU markets under the Restriction of the Use of Hazardous Substances Directive (RoHS). RoHS prohibits companies from selling products that contain certain hazardous materials in EU member states. In addition, the EU’s Registration, Evaluation, Authorization, and Restriction of Chemicals Directive also restricts substances of very high concern in products. Compliance with such regulations may be costly and, therefore, we may incur significant costs to comply with these laws and regulations.
In addition, new environmental laws may further affect how we manufacture our products, how we use, generate or dispose of hazardous materials and waste, or further affect what materials can be used in our products. Any required changes to our operations may increase our manufacturing costs, detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects.
In connection with our research and manufacturing activities, we use, and our employees may be exposed to, materials that are hazardous to human health, safety or the environment. The risk of accidental injury to our employees or contamination from these materials cannot be eliminated, and we could be held liable for any resulting damages, the related liability for which could exceed our reserves. We do not specifically insure against environmental liabilities. If an enforcement action were to occur, our reputation and our business and financial condition may be harmed, even if we were to prevail or settle the action on terms favorable to us.
We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.
Increased global cybersecurity vulnerabilities, cybersecurity threats, and sophisticated and targeted cybersecurity attacks pose a risk to the security of Masimo’s and our customers’, partners’, suppliers’ and third-party service providers’ products, systems and networks, including the confidentiality, availability and integrity of any underlying information and data. Our ability to effectively manage and maintain our internal business information, and to ship products to customers and invoice them on a timely basis, depends significantly on our enterprise resource planning system and other information systems. Portions of our information technology systems may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. In addition, interfaces between our products and our customers’ computer networks could provide additional opportunities for cybersecurity attacks on us and our customers. The techniques used to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. Cybersecurity attacks in particular are evolving and include, but are not limited to, threats, malicious software, ransom ware, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of confidential or otherwise protected information and corruption of data. As a result, there can be no assurance that our protective measures will prevent or detect security breaches that could have a significant impact on our business, reputation, financial condition and results of operations.
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
From time to time, we may carry out strategic initiatives that could negatively impact our business, financial condition and results of operations.
We expect to continue to carry out strategic initiatives and investments that we believe are necessary to grow our revenues and expand our business, both in the U.S. and abroad. For example, we have continued to invest in international expansion programs designed to increase our worldwide presence and take advantage of market expansion opportunities around the world. Although we believe these initiatives and investments continue to be in the long-term best interests of Masimo and our stockholders, there are no assurances that such initiatives and investments will yield favorable results for us.

Accordingly, if these initiatives and investments are not successful, our business, financial condition and results of operations could be adversely affected.
Our Credit Agreement contains certain covenants and restrictions that may limit our flexibility in operating our business.
Our Credit Agreement dated December 17, 2018 (Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, and Bank of the West, a Lender, contains various affirmative covenants and restrictions that limit our ability to engage in specified types of transactions, including:

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
In addition, under our Credit Facility, we are required to satisfy and maintain specified financial ratios and other affirmative covenants. Our ability to meet those financial ratios and affirmative covenants could be affected by events beyond our control and, therefore, we cannot be assured that we will be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under our Credit Facility. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the Credit Facility immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. As of December 29, 2018, we had no amounts outstanding under the Credit Facility and were in compliance with all applicable covenants. See Note 13 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on our Credit Facility.
We may experience conflicts of interest with respect our CEO’s role in the Patient Safety Movement Foundation.
Joe Kiani, our Chairman and CEO, founded the Patient Safety Movement Foundation in 2012 with the aim of eliminating preventable deaths caused by medical errors. Conflicts of interest issues may arise between our business and customers and the objectives of the Patient Safety Movement Foundation. Recommendations and other actions encouraged by the Patient Safety Movement Foundation may not favor our products. Additionally, some hospitals and other healthcare providers may disagree with the Patient Safety Movement Foundation’s actions or recommendations and disfavor Masimo products because of Mr. Kiani’s role in the Patient Safety Movement Foundation, which could adversely affect our business, financial condition and results of operations. Mr. Kiani’s role in the Patient Safety Movement Foundation and our support of it may also result in the actions of the Patient Safety Movement Foundation being deemed actions of ours. This could result in Masimo being held liable for any acts of the Patient Safety Movement Foundation that would not be in compliance with applicable law if performed by Masimo, which could subject us to fines and other penalties.
Risks Related to Our Stock
Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $82.06 to $125.32 per share from January 2, 2018 to December 29, 2018. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors. In addition to the other risk factors previously discussed in this Annual Report on Form 10-K, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:

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
Therefore, you may not be able to resell your shares at or above the price you paid for them.
Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.
As of December 29, 2018, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 11.3% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock.
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
As of December 29, 2018, approximately 11.9 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 5.7 million shares were subject to options outstanding at such date at a weighted-average exercise price of $43.61 per share, approximately 2.7 million shares were subject to outstanding RSUs, approximately 0.3 million shares were subject to outstanding PSUs and approximately 3.2 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 24 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution. We rely on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.
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
In July 2018, our Board approved a stock repurchase program, authorizing us to purchase up to 5.0 million additional shares of our common stock over a period of up to three years (2018 Repurchase Program). Any repurchase of our common stock under the 2018 Repurchase Program will be at the discretion of a committee comprised of our CEO and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. For additional information related to our 2018 Repurchase Program, please see Note 15, to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
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
None.

ITEM 2.     PROPERTIES
We own approximately 213,400 square feet of property in Irvine, California that houses our corporate headquarters, manufacturing and U.S. research and development activities. We also own approximately 86,500 square feet of property in Hudson, New Hampshire, which is used to manufacture advanced light emitting diodes and other advanced component-level technologies, as well as warehousing and administrative operations.
We continue to lease and occupy various buildings in Irvine, California approximating a total of 176,000 square feet for product manufacturing, warehousing, distribution and sales support operations. These leases expire from November 2019 through November 2026. We also operate two separate facilities in Mexicali and San Luis Rio Colorado, Mexico with combined square footage of approximately 216,900 square feet, which are used to manufacture our products under a shelter labor agreement with Industrial Vallera de Mexicali, S.A. de C.V. (IVEMSA). IVEMSA leases these manufacturing facilities directly from the owners of the properties under separate agreements. These leases expire in June 2021.
Our international headquarters are located in approximately 13,500 square feet of leased office space in Neuchâtel, Switzerland. This office space is focused on operations that include sales, marketing, customer service and other administrative functions. In addition, we currently lease approximately 19,800 square feet of space in Canada, which we use primarily for research, development, sales and marketing activities. We also lease approximately 16,400 square feet in Danderyd, Sweden, primarily for manufacturing, research, development and administrative functions related to our capnography and gas monitoring products. Our operations in various cities within Japan are located in approximately 14,600 square feet of leased space that we use for sales, marketing, customer service, administrative and warehousing operations. We also maintain a number of small sales offices throughout Europe, Asia, India, the Middle East, Australia and Latin America. We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by leasing alternative or additional space.

ITEM 3.	LEGAL PROCEEDINGS
The information set forth in Note 19 to our accompanying consolidated financial statements under the caption “Litigation” included in Part IV, Item 15(a) of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our stock is traded on the Nasdaq Global Select Market under the symbol “MASI”. As of February 12, 2019, the closing price of our stock was $129.74 per share, and the number of stockholders of record was 20. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our stock is held of record through brokerage firms in “street name.”
Stock Performance Graph
The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following stock performance graph compares total stockholder returns for Masimo Corporation from December 29, 2012 through December 29, 2018 against the Nasdaq Market Composite Index and Nasdaq Medical Equipment Index, assuming a $100 investment made on December 28, 2013. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Masimo Corporation, the Nasdaq Market Composite Index, and
the Nasdaq Medical Equipment Index

$400
$300
$200
$100
$0
12/28/13
01/03/15
01/02/16
12/31/16
12/30/2017
12/29/2018
Masimo Corporation
Nasdaq Composite
Nasdaq Medical Equipment

*$100 invested on 12/28/13 in stock or 01/01/11 in index, including reinvestment of dividends. Indexes calculated on month-end basis.
Repurchases and Withholdings of Issuer Securities
In September 2015, our Board of Directors (Board) authorized a stock repurchase program, whereby we could purchase up to 5.0 million shares of our common stock over a period of up to three years (2015 Repurchase Program). A total of 3.1 million shares were purchased by us pursuant to the 2015 Repurchase Program prior to its expiration in September 2018.
In July 2018, the Board approved a new stock repurchase program, authorizing us to purchase up to 5.0 million additional shares of its common stock over a period of up to three years (2018 Repurchase Program). The 2018 Repurchase Program became effective in September 2018 upon the expiration of the 2015 Repurchase Program. We expect to fund the 2018 Repurchase Program through its available cash, cash expected to be generated from future operations and other potential sources of capital. The 2018 Repurchase Program can be carried out at the discretion of a committee comprised of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. Any repurchases under the 2018 Repurchase Plan are subject to the availability of stock, general market conditions, the trading price of the stock, available capital, alternative uses for capital and our financial performance. There were no repurchases of stock under the 2018 Repurchase Program during the three months ended December 29, 2018.

ITEM 6.	SELECTED FINANCIAL DATA
The following tables reflect selected financial data derived from our consolidated financial statements for each of the last five years. The consolidated statement of operations data for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 and the consolidated balance sheet data as of December 29, 2018 and December 30, 2017 were derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended January 2, 2016 and January 3, 2015, and the consolidated balance sheet data as of December 31, 2016, January 2, 2016 and January 3, 2015 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.
Certain information presented as of and for the periods ended December 30, 2017 and December 31, 2016 have been restated to reflect the full retrospective application of the new revenue accounting standard, Accounting Standards Update (ASU) No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (ASU 2014-09). Information presented as of and for the periods ended January 2, 2016 and January 3, 2015 have not been restated and continue to reflect the prior revenue recognition guidance pursuant to ASC Topic 605, Revenue Recognition. See Note 2 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information related to our adoption of this new accounting standard.
The selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year ended December 29, 2018	Year ended December 30, 2017 As Adjusted	Year ended December 31, 2016 As Adjusted	Year ended January 2, 2016	Year ended January 3, 2015
	(in thousands, except per share amounts)
Statement of Operations(1):
Revenue:
Product	$829,874	$738,242	$673,962	$599,334	$556,764
Royalty and other revenue	28,415	52,006	38,936	30,777	29,879
Total revenue	858,289	790,248	712,898	630,111	586,643
Cost of goods sold	283,397	268,216	234,560	220,128	195,864
Gross profit	574,892	522,032	478,338	409,983	390,779
Operating expenses:
Selling, general and administrative	289,456	276,292	254,707	252,725	241,016
Research and development	76,967	61,953	57,686	56,617	56,581
Litigation settlement, award and/or defense costs	425	—	(270,000)	(19,609)	(10,331)
Total operating expenses	366,848	338,245	42,393	289,733	287,266
Operating income	208,044	183,787	435,945	120,250	103,513
Non-operating (income) expense	(5,732)	(2,013)	2,429	3,905	1,472
Income before provision for income taxes	213,776	185,800	433,516	116,345	102,041
Provision for income taxes	20,233	61,011	122,419	34,845	27,678
Net income including noncontrolling interests	193,543	124,789	311,097	81,500	74,363
Net income (loss) attributable to noncontrolling interests	—	—	—	(1,800)	1,845
Net income attributable to Masimo Corporation stockholders	$193,543	$124,789	$311,097	$83,300	$72,518

Net income per common share attributable to Masimo Corporation stockholders(2):
Basic	$3.70	$2.42	$6.28	$1.62	$1.33
Diluted	$3.45	$2.23	$5.85	$1.55	$1.30
Weighted-average number of common shares:
Basic	52,296	51,516	49,530	51,311	54,708
Diluted	56,039	55,874	53,195	53,707	55,571
______________

(1)
Cercacor was consolidated as a variable interest entity within our financial statements for all periods prior to January 3, 2016. Accordingly, all intercompany royalties, option and licensing fees, and other charges between us and Cercacor for such periods have been eliminated in the consolidation. For additional discussion of Cercacor, see Note 3 to our accompanying consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

(2)
See Note 2 to our accompanying consolidated financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for a description of the method used to compute basic and diluted net income per common share.

	December 29, 2018	December 30, 2017 As Adjusted	December 31, 2016 As Adjusted	January 2, 2016	January 3, 2015
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$552,490	$315,302	$305,970	$132,317	$134,453
Working capital	637,490	430,041	289,830	166,509	173,182
Total assets	1,154,818	905,436	814,352	601,735	565,006
Total debt	—	—	71	185,145	125,224
Total equity	969,065	724,025	584,177	275,712	307,741

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
After introducing Masimo SET®, we have continued to innovate by introducing noninvasive measurements beyond arterial blood oxygen saturation level (SpO2) and pulse rate (PR), creating new market opportunities in both the hospital and non-hospital care settings. We believe our Masimo rainbow SET™ platform, which utilizes Masimo SET® and both licensed and proprietary rainbow® technologies, includes the first devices cleared by the U.S. Food and Drug Administration (FDA) to noninvasively and continuously monitor multiple measurements that previously required invasive or complicated procedures. Following the introduction of our rainbow SET™ platform, we introduced additional noninvasive measurements and technologies including SedLine® brain function monitoring, NomoLine® capnography and gas monitoring, and O3® regional oximetry. Our current technology offerings also include Patient SafetyNet, Patient SafetyNet Surveillance, MyView®, Replica™ and Trace™. Please see Part I, Item 1 of this Annual Report on Form 10-K for additional information related to our business, products and technologies.
Adoption of New Revenue Accounting Standard
Effective December 31, 2017, we adopted Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (ASU 2014-09). Our adoption of ASU 2014-09 generally resulted in (a) the acceleration of when we recognize certain revenue, and (b) the deferral of certain incremental costs associated with obtaining a customer contract. As indicated by the notation “as adjusted”, prior period amounts and disclosures set forth in this Annual Report on Form 10-K have been updated to comply with the full retrospective application of Accounting Standards Codification (ASC) Topic 606 (ASC 606). See Note 2 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information related to our adoption of this new accounting standard.
Tax Cuts and Jobs Act of 2017 (2017 Tax Act)
On December 22, 2017, the 2017 Tax Act was signed into law, and became effective January 1, 2018. The 2017 Tax Act included a number of changes to existing U.S. federal tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%, a one-time transition tax on the “deemed repatriation” of cumulative undistributed foreign earnings as of December 31, 2017 and changes in the prospective taxation of the foreign operations of U.S. multinational companies. Given the complexity of the 2017 Tax Act, we made certain estimates and assumptions in connection with the calculation of our provision for income taxes for the year ended December 30, 2017 and recorded a discrete tax charge of approximately $37.0 million. In addition, as a result of this change in U.S. tax policy, we recorded a related discrete tax charge of $6.5 million as a result of our decision to repatriate up to $180.0 million of accumulated undistributed earnings from our foreign subsidiaries. During the year ended December 29, 2018, we recorded an adjustment of approximately $0.9 million in our tax provision to reduce our previous estimated accrual as the result of additional information and guidance that became available with respect to the application of certain provisions of the 2017 Tax Act. See Note 18 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information related to the impact of the 2017 Tax Act on our tax provision and tax rate.

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
Stock Repurchase Programs
In July 2018, our Board approved a stock repurchase program authorizing us to purchase up to 5.0 million shares of our common stock over a period of up to three years (2018 Repurchase Program). The 2018 Repurchase Program may be carried out at the discretion of a committee comprised of our CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. For additional information regarding our current and prior stock repurchase programs, see Part II, Item 5 and Note 15 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
Cercacor
Cercacor is an independent entity spun off from Masimo to our stockholders in 1998. We are a party to a cross-licensing agreement with Cercacor, which was amended and restated effective January 1, 2007 (the Cross-Licensing Agreement), that governs each party’s rights to certain intellectual property held by the two companies. Joe Kiani, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of Cercacor. We have also entered into various other agreements with Cercacor, including an Administrative Services Agreement, a Consulting Services Agreement and a Sublease Agreement. For periods prior to January 3, 2016, Cercacor was consolidated as a variable interest entity within our financial statements. See Note 3 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information related to Cercacor.

Results of Operations(1)
The following table sets forth, for the periods indicated, our results of operations expressed as U.S. Dollar amounts and as a percentage of revenue.

	Year ended December 29, 2018		Year ended December 30, 2017 As Adjusted		Year ended December 31, 2016 As Adjusted
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenue:
Product	$829,874	96.7%	$738,242	93.4%	$673,962	94.5%
Royalty and other revenue	28,415	3.3	52,006	6.6	38,936	5.5
Total revenue	858,289	100.0	790,248	100.0	712,898	100.0
Cost of goods sold	283,397	33.0	268,216	33.9	234,560	32.9
Gross profit	574,892	67.0	522,032	66.1	478,338	67.1
Operating expenses:
Selling, general and administrative	289,456	33.7	276,292	35.0	254,707	35.7
Research and development	76,967	9.0	61,953	7.8	57,686	8.1
Litigation settlement, award and/or defense costs	425	—	—	—	(270,000)	(37.9)
Total operating expenses	366,848	42.7	338,245	42.8	42,393	5.9
Operating income	208,044	24.2	183,787	23.3	435,945	61.2
Non-operating (income) expense	(5,732)	(0.7)	(2,013)	(0.3)	2,429	0.3
Income before provision for income taxes	213,776	24.9	185,800	23.5	433,516	60.8
Provision for income taxes	20,233	2.4	61,011	7.7	122,419	17.2
Net income	$193,543	22.5%	$124,789	15.8%	$311,097	43.6%
Comparison of the Year ended December 29, 2018 to the Year ended December 30, 2017(1)
Revenue. Total revenue increased $68.0 million, or 8.6%, to $858.3 million for the year ended December 29, 2018, from $790.2 million for the year ended December 30, 2017. The following table details our total product revenues by the geographic area to which the products were shipped for fiscal years 2018 and 2017 (dollars in thousands):

	Year ended December 29, 2018		Year ended December 30, 2017 As Adjusted		Increase/ (Decrease)	Percentage Change
United States	$566,816	68.3%	$502,983	68.1%	$63,833	12.7%
Europe, Middle East and Africa	160,910	19.4	138,689	18.8	22,221	16.0
Asia and Australia	75,534	9.1	72,434	9.8	3,100	4.3
North and South America (excluding United States)	26,614	3.2	24,136	3.3	2,478	10.3
Total product revenue	$829,874	100.0%	$738,242	100.0%	$91,632	12.4%
Royalty and other revenue	28,415		52,006		(23,591)	(45.4)%
Total revenue	$858,289		$790,248		$68,041
______________

(1)
Certain information presented for the periods ended December 30, 2017 and December 31, 2016 has been restated to reflect the full retrospective application of ASU 2014-09. See Note 2 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information related to our adoption of this new accounting standard.

Product revenues increased $91.6 million, or 12.4%, to $829.9 million for the year ended December 29, 2018 from $738.2 million for the year ended December 30, 2017. This increase was primarily due to higher sales of our sensor products resulting from an increase in our installed base of circuit boards and monitors, an increase in sales of parameter licenses as well as higher sales of circuit boards, monitoring equipment and parameter licenses. Included in our product revenue growth was approximately $4.0 million of favorable foreign exchange rate movements from the prior year period that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. During the year ended December 29, 2018, we shipped approximately 231,700 noninvasive technology boards and monitors, an increase of approximately 28,700 units, or 14.1%, from approximately 203,000 units shipped during the year ended December 30, 2017.
Product revenue generated through our direct and distribution sales channels increased $73.9 million, or 11.5%, to $718.6 million for the year ended December 29, 2018, compared to $644.7 million for the year ended December 30, 2017. Revenues from our OEM channel increased $17.7 million, or 18.9%, to $111.3 million for the year ended December 29, 2018 as compared to $93.6 million for the year ended December 30, 2017.
Royalty and other revenue consists primarily of royalties received from Medtronic plc (Medtronic, formerly Covidien Ltd.) related to its U.S. sales pursuant to the terms of settlement agreement, and revenue from non-recurring engineering (NRE) services for a certain OEM customer. For the year ended December 29, 2018, royalty and other revenue decreased $23.6 million, or 45.4%, to $28.4 million from $52.0 million for the year ended December 30, 2017, primarily due to the completion of the majority of our contracted NRE services in the prior year. In addition, Medtronic was no longer required to pay royalties to us after October 6, 2018. We currently do not expect to replace this royalty and NRE services revenue with similar revenue from other sources.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for fiscal years 2018 and 2017 was as follows (dollars in thousands):

	Gross Profit
	Year ended December 29, 2018	Percentage of Net Revenues	Year ended December 30, 2017 As Adjusted	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Product gross profit	$547,188	65.9%	$473,647	64.2%	$73,541	15.5%
Royalty and other revenue gross profit	27,704	97.5	48,385	93.0	(20,681)	(42.7)
Total gross profit	$574,892	67.0%	$522,032	66.1%	$52,860	10.1%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products and the rendering of NRE services. Cost of goods sold increased $15.2 million to $283.4 million for the year ended December 29, 2018, from $268.2 million for the year ended December 30, 2017, primarily due to increased product revenue that was partially offset by improved manufacturing efficiencies and product cost reductions. Product gross margins increased to 65.9% for the year ended December 29, 2018 from 64.2% for the year ended December 30, 2017. This increase in product gross margin was primarily due to improved manufacturing efficiencies and product cost reductions. Royalty and other revenue gross profit decreased by $20.7 million for the year ended December 29, 2018 compared to the year ended December 30, 2017, primarily due to lower NRE service revenue in the current year.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for fiscal years 2018 and 2017 were as follows (dollars in thousands):

Selling, General and Administrative
Year ended December 29, 2018	Percentage of Net Revenues	Year ended December 30, 2017 As Adjusted	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$289,456	33.7%	$276,292	35.0%	$13,164	4.8%

Selling, general and administrative expenses increased $13.2 million, or 4.8%, to $289.5 million for the year ended December 29, 2018 from $276.3 million for the year ended December 30, 2017. This net increase was primarily attributable to higher payroll-related costs of approximately $24.8 million, higher GPO fees and third-party commission expenses of approximately $2.8 million and higher charitable donations of approximately $2.6 million. These increased expenses were partially offset by lower legal expenses of approximately $2.7 million and the non-recurrence of a net charge of approximately $10.5 million recorded during the year ended December 30, 2017 related to an arbitration proceeding that we initiated against a former appointed foreign agent, as well as a $2.0 million partial recovery against such charge during the year ended December 29, 2018. See Note 19 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on the status of this arbitration proceeding.
Approximately $21.4 million and $13.3 million of stock-based compensation expense was included in selling, general and administrative expenses for the years ended December 29, 2018 and December 30, 2017, respectively. The increase in stock-based compensation expense during the year ended December 29, 2018 was due to both the composition of the equity awards granted and a significant increase in the fair market value of our stock from the prior year that increased the value of the equity awards granted during the year. See Note 16 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on our stock-based compensation programs.
Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for fiscal years 2018 and 2017 were as follows (dollars in thousands):

Research and Development
Year ended December 29, 2018	Percentage of Net Revenues	Year ended December 30, 2017	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$76,967	9.0%	$61,953	7.8%	$15,014	24.2%
Research and development expenses increased $15.0 million, or 24.2%, to $77.0 million for the year ended December 29, 2018 from $62.0 million for the year ended December 30, 2017. This net increase was due primarily to increases in payroll-related costs of approximately $9.5 million, engineering project costs of approximately $0.8 million and occupancy-related costs of approximately $0.8 million, as well as $2.9 million less in allocations to cost of goods sold due to lower NRE service revenue.
Included in research and development expenses was approximately $5.7 million and $3.6 million of stock-based compensation expense for the years ended December 29, 2018 and December 30, 2017, respectively. The increase in stock-based compensation expense during the year ended December 29, 2018 was primarily due to the increase in the fair market value of our stock from the prior year that increased the value of the equity awards granted during the year. See Note 16 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on our stock-based compensation programs.
Non-operating (Income) Expense. Non-operating (income) expense consists primarily of interest income, interest expense and foreign exchange losses. Non-operating income for fiscal years 2018 and 2017 was as follows (dollars in thousands):

Non-operating (income)
Year ended December 29, 2018	Percentage of Net Revenues	Year ended December 30, 2017	Percentage of Net Revenues	(Increase)/ Decrease	Percentage Change
$(5,732)	(0.7)%	$(2,013)	(0.3)%	$(3,719)	184.7%
Non-operating income was $5.7 million for the year ended December 29, 2018, as compared to $2.0 million of non-operating income for the year ended December 30, 2017. This net increase of approximately $3.7 million was primarily due to approximately $5.2 million in higher interest income. In addition, we recognized approximately $2.0 million of net realized and unrealized losses on foreign currency denominated transactions during the year ended December 29, 2018, as compared to $0.3 million of net realized and unrealized losses on foreign currency denominated transactions during the year ended December 30, 2017.

Provision for Income Taxes. Our provision for income taxes for fiscal years 2018 and 2017 was as follows (dollars in thousands):

Provision for Income Taxes
Year ended December 29, 2018	Percentage of Net Revenues	Year ended December 30, 2017 As Adjusted	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$20,233	2.4%	$61,011	7.7%	$(40,778)	(66.8)%
Our provision for income taxes was $20.2 million for the year ended December 29, 2018 compared to $61.0 million for the year ended December 30, 2017. Our effective tax rate was 9.5% for the year ended December 29, 2018 compared to 32.8% for the year ended December 30, 2017. This decrease in our effective tax rate was primarily due to discrete charges of $43.5 million during the year ended December 30, 2017 for the estimated impact of the 2017 Tax Act and our related decision to repatriate up to $180.0 million of accumulated undistributed foreign earnings. During the year ended December 29, 2018, we recorded a tax benefit of approximately $5.0 million related to the derecognition of uncertain tax positions due to the expiration of the statutes of limitations. Partially offsetting these decreases to our effective tax rate were lower tax benefits for stock-based compensation of approximately $22.0 million for the year ended December 29, 2018 as compared to $39.2 million for the year ended December 30, 2017. See Note 18 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information related to the impact of the 2017 Tax Act on our tax provision and tax rate for the years ended December 29, 2018 and December 30, 2017.
We have made no provision for U.S. income taxes or foreign withholding taxes on approximately $44.8 million in accumulated earnings from our foreign subsidiaries as we expect that such amounts will continue to be indefinitely reinvested in operations outside the U.S. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to a portion of our earnings being generated from countries other than the U.S., where such earnings are generally subject to lower tax rates than the U.S., excess tax benefits from U.S. stock-based compensation and research and development tax credits. While we expect our worldwide consolidated effective tax rate will continue to be lower than the U.S. federal statutory rate, our actual future effective income tax rate will depend on various factors, including the geographic composition of our pre-tax income, the amount of excess tax benefits realized from U.S. stock-based compensation, the amount of our research and development tax credits, the deductibility of executive compensation, changes in tax laws, changes in deferred tax asset valuation allowances and the recognition and derecognition of tax benefits associated with uncertain tax positions.
Comparison of the Year ended December 30, 2017 to the Year ended December 31, 2016(2)
Revenue. Total revenue increased $77.4 million, or 10.9%, to $790.2 million for the year ended December 30, 2017, from $712.9 million for the year ended December 31, 2016.
The following table details our total product revenues by the geographic area to which the products were shipped for fiscal years 2017 and 2016 (dollars in thousands):

	Year ended December 30, 2017 As Adjusted		Year ended December 31, 2016 As Adjusted		Increase/ (Decrease)	Percentage Change
United States	$502,983	68.1%	$475,068	70.5%	$27,915	5.9%
Europe, Middle East and Africa	138,689	18.8	113,015	16.8	25,674	22.7
Asia and Australia	72,434	9.8	66,136	9.8	6,298	9.5
North and South America (excluding United States)	24,136	3.3	19,743	2.9	4,393	22.3
Total product revenue	$738,242	100.0%	$673,962	100.0%	$64,280	9.5%
Royalty and other revenue	52,006		38,936		13,070
Total revenue	$790,248		$712,898		$77,350
_____________

(2)
Certain information presented for the periods ended December 30, 2017 and December 31, 2016 has been restated to reflect the full retrospective application of ASU 2014-09. See Note 2 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information related to our adoption of this new accounting standard.

Product revenues increased $64.3 million, or 9.5%, to $738.2 million for the year ended December 30, 2017 from $674.0 million for the year ended December 31, 2016. This increase was primarily due to higher sales of our sensor products resulting from an increase in our installed base of circuit boards and pulse oximeters, as well as higher sales of monitoring equipment. During the year ended December 30, 2017, the movement in foreign exchange rates from the prior year period on the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies did not have a significant impact on product revenue. During the year ended December 30, 2017, we shipped approximately 203,000 noninvasive technology boards and monitors, an increase of approximately 17,100 units, or 9.2%, from approximately 185,900 units shipped during the year ended December 31, 2016.
Product revenue generated through our direct and distribution sales channels increased $62.5 million, or 10.7%, to $644.7 million for the year ended December 30, 2017, compared to $582.1 million for the year ended December 31, 2016. Revenues from our OEM channel increased $1.7 million, or 1.9%, to $93.6 million for the year ended December 30, 2017 as compared to $91.8 million for the year ended December 31, 2016.
Royalty and other revenue consists primarily of royalties received from Medtronic plc (Medtronic, formerly Covidien Ltd.) related to its U.S. sales pursuant to the terms of settlement agreement, and revenue from non-recurring engineering (NRE) services for a certain OEM customer. For the year ended December 30, 2017, royalty and other revenue increased 33.6%, or $13.1 million to $52.0 million from $38.9 million for the year ended December 31, 2016, primarily due to higher revenue from NRE services.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for fiscal years 2017 and 2016 was as follows (dollars in thousands):

	Gross Profit
	Year ended December 30, 2017 As Adjusted	Percentage of Net Revenues	Year ended December 31, 2016 As Adjusted	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Product gross profit	$473,647	64.2%	$441,078	65.4%	$32,569	7.4%
Royalty and other revenue gross profit	48,385	93.0	37,260	95.7	11,125	29.9
Total gross profit	$522,032	66.1%	$478,338	67.1%	$43,694	9.1%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products and the rendering of NRE services. Cost of goods sold increased $33.7 million to $268.2 million for the year ended December 30, 2017, from $234.6 million for the year ended December 31, 2016, primarily due to increased product revenue, higher production costs associated with the expansion of our manufacturing capacity and increased inventory valuation reserves associated with certain product transitions. Product gross margins decreased to 64.2% for the year ended December 30, 2017 from 65.4% for the year ended December 31, 2016. This decrease in product gross margin was primarily due to differences in customer and product mix, unfavorable production variances associated with the expansion of our manufacturing capacity and increased inventory valuation reserves associated with certain product transitions. Royalty and other revenue gross profit increased by $13.1 million for the year ended December 30, 2017 compared to the year ended December 31, 2016, primarily due to higher NRE service revenue.
Selling, General and Administrative. Selling, general and administrative expenses for fiscal years 2017 and 2016 were as follows (dollars in thousands):

Selling, General and Administrative
Year ended December 30, 2017 As Adjusted	Percentage of Net Revenues	Year ended December 31, 2016 As Adjusted	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$276,292	35.0%	$254,707	35.7%	$21,585	8.5%

Selling, general and administrative expenses increased $21.6 million, or 8.5%, to $276.3 million for the year ended December 30, 2017 from $254.7 million for the year ended December 31, 2016. This net increase was primarily attributable to higher payroll-related expenses of approximately $11.9 million, higher sales and marketing related expenses of approximately $5.3 million and higher occupancy costs of approximately $3.1 million. In addition, we also recorded a net charge of approximately $10.5 million related to arbitration proceedings that we initiated during the year ended December 30, 2017 against a former appointed foreign agent seeking to collect amounts that were paid by a foreign government customer to such agent in connection with a foreign government tender. See Note 19 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on this arbitration proceeding. These increases were partially offset by a decrease in donations of approximately $5.3 million and lower legal and professional fees of approximately $4.7 million.
Approximately $13.3 million and $9.4 million of stock-based compensation expense was included in selling, general and administrative expenses for the years ended December 29, 2018 and December 30, 2017, respectively. The increase in stock-based compensation expense during the year ended December 29, 2018 was due to both the composition of the equity awards granted and a significant increase in the fair market value of our stock from the prior year that increased the value of the equity awards granted during the year. See Note 16 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on our stock-based compensation programs.
Research and Development. Research and development expenses for fiscal years 2017 and 2016 were as follows (dollars in thousands):

Research and Development
Year ended December 30, 2017	Percentage of Net Revenues	Year ended December 31, 2016 As Adjusted	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$61,953	7.8%	$57,686	8.1%	$4,267	7.4%
Research and development expenses increased $4.3 million, or 7.4%, to $62.0 million for the year ended December 30, 2017 from $57.7 million for the year ended December 31, 2016. This net increase was due primarily to increases in payroll-related costs of approximately $4.9 million, which were offset by approximately $1.9 million of higher allocations of costs related to NRE services that were reclassified to cost of goods sold.
Included in research and development expenses was approximately $3.6 million and $2.7 million of stock-based compensation expense for the years ended December 30, 2017 and December 31, 2016, respectively.
Litigation Settlement, Award and/or Defense Costs. Litigation settlement, award and/or defense costs for fiscal years 2017 and 2016 were as follows (dollars in thousands):

Litigation Settlement, Award and/or Defense Costs
Year ended December 30, 2017	Percentage of Net Revenues	Year ended December 31, 2016	Percentage of Net Revenues	(Increase)/ Decrease	Percentage Change
$—	—%	$(270,000)	(37.9)%	$270,000	(100.0)%
On November 5, 2016, we entered into a settlement agreement (the Philips Settlement Agreement) with Philips N.V., which among other things, settled all of the claims, legal proceedings and contractual disputes between us, Philips and its affiliates. Pursuant to the Philips Settlement Agreement, Philips N.V. paid us $300 million, $30 million of which related to certain future performance obligations by us and, therefore, was deferred to future periods. See “Settlement Agreement with Koninklijke Philips N.V. (Philips N.V.)” previously discussed within Part II, Item 7 of this Annual Report on Form 10-K for additional information on the Philips Settlement Agreement.
Non-operating (Income) Expense. Non-operating (income) expense consists primarily of interest income, interest expense and foreign exchange losses. Non-operating (income) expense for fiscal years 2017 and 2016 was as follows (dollars in thousands):

Non-operating (income) expense
Year ended December 30, 2017	Percentage of Net Revenues	Year ended December 31, 2016	Percentage of Net Revenues	(Increase)/ Decrease	Percentage Change
$(2,013)	(0.3)%	$2,429	0.3%	$(4,442)	(182.9)%

Non-operating income was $2.0 million for the year ended December 30, 2017, as compared to $2.4 million of non-operating expense for the year ended December 31, 2016. This net increase of approximately $4.4 million was primarily due to increased interest income of $2.5 million and lower interest expense of approximately $2.6 million, both of which resulted primarily from the cash received pursuant to the Philips Settlement Agreement in the fourth quarter of 2016. In addition, we recognized approximately $0.3 million of net realized and unrealized losses on foreign currency denominated transactions during the year ended December 30, 2017, as compared to $0.1 million of net realized and unrealized gains on foreign currency denominated transactions during the year ended December 31, 2016.
Provision for Income Taxes. Our provision for income taxes for fiscal years 2017 and 2016 was as follows (dollars in thousands):

Provision for Income Taxes
Year ended December 30, 2017 As Adjusted	Percentage of Net Revenues	Year ended December 31, 2016 As Adjusted	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$61,011	7.7%	$122,419	17.2%	$(61,408)	(50.2)%
Our provision for income taxes was $61.0 million for the year ended December 30, 2017 compared to $122.4 million for the year ended December 31, 2016. Our effective tax rate was 32.8% for the year ended December 30, 2017 compared to 28.2% for the year ended December 31, 2016. This increase in our effective tax rate was primarily due to discrete charges during the year ended December 30, 2017of approximately $43.5 million, including $37.0 million related to the direct impact of the 2017 Tax Act and $6.5 million resulting from our decision to repatriate up to $180.0 million of accumulated undistributed earnings from our foreign subsidiaries as a result of the changes in U.S. tax policy under the 2017 Tax Act. An unfavorable mix in the geographic composition of our pre-tax earnings between higher tax and lower tax jurisdictions also contributed to the increase in our effective tax rate. These increases to our effective tax rate were partially offset by incremental excess tax benefits realized for stock-based compensation of approximately $39.2 million for the year ended December 30, 2017 as compared to $13.0 million for the year ended December 31, 2016. See Note 18 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information related to the impact of the 2017 Tax Act on our tax provision and tax rate for the year ended December 30, 2017.
Liquidity
Our principal sources of liquidity consist of our existing cash and cash equivalent balances and funds expected to be generated from operations. As of December 29, 2018, we had approximately $637.5 million in working capital and approximately $552.5 million in cash and cash equivalents as compared to approximately $430.0 million in working capital and approximately $315.3 million in cash and cash equivalents at December 30, 2017. We carry cash equivalents at cost that approximates fair value. We currently do not maintain a significant investment portfolio but have the ability to invest in various security holdings, types and maturities that meet credit quality standards in accordance with our investment guidelines.
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of December 29, 2018, we had cash totaling $78.7 million held outside of the U.S., all of which was accessible without additional tax cost. We currently have sufficient domestic funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our domestic operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
During fiscal years 2018, 2017 and 2016, we received $33.3 million, $32.9 million, and $30.5 million, respectively, in cash from Medtronic for royalties related to their U.S. sales pursuant to the terms of our amended settlement agreement. Pursuant to the terms of the Third Amendment to Settlement Agreement and Release of Claims, Medtronic is no longer required to pay royalties to us on their sales after October 6, 2018. We currently do not expect to replace this royalty income stream.

Cash Flows(3)

The following table summarizes our cash flows (in thousands):
	Year Ended
	December 29, 2018	December 30, 2017 As Adjusted
Net cash provided by (used in):
Operating activities	$239,527	$56,062
Investing activities	(26,152)	(47,908)
Financing activities	25,780	(4,138)
Effect of foreign currency exchange rates on cash	(1,997)	3,269
Increase in cash and cash equivalents, and restricted cash	$237,158	$7,285
Operating Activities. Cash provided by operating activities for the year ended December 29, 2018 was $239.5 million and was driven primarily by net income of $193.5 million. Non-cash activity included stock based compensation of $27.4 million, depreciation and amortization of $21.1 million and a deferred income tax benefit of $8.3 million. Additional sources of cash related to changes in operating assets and liabilities included a decrease in accounts receivable of $10.8 million, primarily due to the timing of collections, and increases in accrued compensation, accounts payable and other current liabilities of $10.2 million, $5.2 million and $3.9 million, respectively, primarily due to the timing of payments. These sources of cash were partially offset by other changes in operating assets and liabilities related to an increase in deferred cost of goods of $17.9 million, primarily due to the growth in our business, and a decrease in other liabilities of $7.6 million, primarily due to the derecognition of uncertain tax positions as a result of the expiration of certain statutes of limitations.
Cash provided by operating activities for the year ended December 30, 2017 was $56.1 million and was driven primarily by net income of $124.8 million and non-cash adjustments for depreciation and amortization, deferred income taxes, stock-based compensation and a provision related to a former appointed foreign agent of $20.1 million, $17.3 million, $17.2 million and $10.5 million, respectively. In addition, during the year ended December 30, 2017, other liabilities increased by $28.0 million, primarily due to income taxes payable after 2018 under the 2017 Tax Act. These sources of cash were partially offset by other changes in operating assets and liabilities related to increases in inventories, deferred cost of goods sold and other assets of $24.0 million, $14.1 million and $10.8 million, respectively, primarily due to the growth in our business; an increase in accounts receivable of $19.8 million, primarily due to the timing of collections; and decreases in income taxes payable and deferred revenue of $72.1 million and $13.3 million, respectively, primarily due to the timing of payments.
Investing Activities. Cash used in investing activities for the fiscal year ended December 29, 2018 was $26.2 million, consisting primarily of $17.1 million for purchases of property and equipment, $5.6 million for intangible assets related to capitalized patent and trademark costs and $3.9 million related to the acquisition of a private patient monitoring software company.
Cash used in investing activities for the fiscal year ended December 30, 2017 was $47.9 million, consisting primarily of $43.7 million for purchases of property and equipment and $3.1 million for intangible assets related to capitalized patent and trademark costs.
Financing Activities. Cash provided by financing activities for the fiscal year ended December 29, 2018 was $25.8 million, resulting primarily proceeds from the issuance of common stock (upon exercise of options) of $44.7 million, which were partially offset by cash paid for common stock repurchase transactions that settled during the year of $18.5 million.
Cash used in financing activities for the fiscal year ended December 30, 2017 was $4.1 million, resulting primarily from common stock repurchase transactions that settled during the year totaling $66.3 million, which were offset by proceeds from the issuance of common stock (upon exercise of options) totaling $62.2 million.
______________

(3)
Certain information presented for periods ending prior to December 31, 2017 has been restated to reflect the full retrospective application of the new revenue accounting standard, ASU 2014-09. See Note 2 to the condensed consolidated financial statements included in Part IV, Item 16 of this Annual Report on Form 10-K

Capital Resources and Prospective Capital Requirements
On December 17, 2018, we entered into a Credit Agreement (Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, and Bank of the West, as a Lender (collectively, the Initial Lenders). The Credit Facility provides for up to $150.0 million of unsecured borrowings, with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity to up to $550.0 million in the future with the Initial Lenders and additional Lenders, as required. The Credit Facility also provides for a sublimit of up to $25.0 million for the issuance of letters of credit and a sublimit of $75.0 million for borrowings in specified foreign currencies. All unpaid principal under the Credit Facility will become due and payable on December 17, 2023. Proceeds from the Credit Facility are expected to be used for general corporate, capital investment and working capital needs. For additional information regarding the Credit Facility, see Note 13 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
In July 2018, our Board approved the 2018 Repurchase Program, authorizing us to purchase up to 5.0 million additional shares of its common stock over a period of up to three years. The 2018 Repurchase Program became effective in September 2018 upon the expiration of our previous repurchase program. For additional information regarding our stock repurchase programs, see Note 15 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
We expect to fund our future operating, investing and financing activities through our available cash, future cash from operations, our Credit Facility and other potential sources of capital. In addition to funding our working capital requirements, we anticipate additional capital expenditures during fiscal year 2019 of approximately $80.0 million, primarily related to investments in infrastructure growth. Possible additional uses of cash may include the acquisition of technologies or technology companies, as well as repurchases of stock under our authorized stock repurchase program. However, any repurchases of stock will be subject to numerous factors, including the availability of our stock, general market conditions, the trading price of our stock, available capital, alternative uses for capital and our financial performance. In addition, the amount and timing of our actual investing activities will vary significantly depending on numerous factors, including the timing and amount of capital expenditures, costs of product development efforts, our timetable for international sales operations and manufacturing expansion, stock repurchase activity and costs related to our domestic and international regulatory requirements. Despite these investment requirements, we anticipate that our existing cash and cash equivalents and amounts available under our new Credit Facility will be sufficient to meet our working capital requirements, capital expenditures and other operational funding needs for at least the next 12 months.
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
Contractual Obligations and Commercial Commitments
The following table summarizes our outstanding contractual obligations and commercial commitments as of December 29, 2018 and the effect those obligations are expected to have on our cash liquidity and cash flow in future periods (in thousands). The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. As a result, the actual cash outflows in future periods will vary, possibly materially, from those reflected in this table.

	Payments Due By Period
	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years		Total
Operating leases(1)	$6,926	$6,806	$3,269	$9,921	(3)	$26,922
Purchase commitments(2)	90,400	—	—	—		90,400
Total contractual obligations	$97,326	$6,806	$3,269	$9,921		$117,322
______________

(1)	Facility, equipment and automobile leases.

(2)	Certain inventory items under non-cancellable purchase orders.

(3)	Includes optional renewal periods for certain leases.
Other obligations: As of December 29, 2018, our estimated liabilities related to uncertain tax positions, including interest, were $11.7 million. Due to the high degree of uncertainty regarding the timing of potential cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amounts and periods in which these liabilities might be made.

In addition to these contractual obligations, we had the following annual minimum royalty commitments to Cercacor, as of December 29, 2018 (in thousands):

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
We believe that the critical accounting policies that are the most significant for purposes of fully understanding and evaluating our reported financial results include the following:
Revenue Recognition, Deferred Revenue and Other Contract Liabilities
Effective December 31, 2017, we adopted ASC 606. ASC 606 provides a single, principles-based five-step model to be applied to all contracts with customers and generally provides for the recognition of revenue in an amount that reflects the consideration to which we expect to be entitled when control over the promised goods or services are transferred to the customer, net of allowances for estimated returns, discounts or sales incentives, as well as taxes collected from customers that are remitted to government authorities.
We derive the majority of our product revenue from four primary sources: (i) direct sales under deferred equipment agreements with end-user hospitals where we provide up-front monitoring equipment at no up-front charge in exchange for a multi-year sensor purchase commitment, (ii) other direct sales of noninvasive monitoring solutions to end-user hospitals, emergency medical response organizations and other direct customers; (iii) sales of noninvasive monitoring solutions to distributors who then typically resell to end-user hospitals, emergency medical response organizations and other customers; and (iv) sales of integrated circuit boards to OEM customers who incorporate our embedded software technology into their multiparameter monitoring devices. Subject to customer credit considerations, the majority of such sales are made on open account using industry standard payment terms based on the geography within which the specific customer is located.
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
Sales under deferred equipment agreements are generally structured such that we agree to provide at no up-front charge certain monitoring-related equipment, software, installation, training and/or warranty support in exchange for the hospital’s agreement to purchase sensors over the term of the agreement, which generally ranges from three to six years. We generally recognize revenue for performance obligations related to licensed software parameters and monitoring equipment that is sold under deferred equipment agreements with fixed annual commitments at the time such software or monitoring equipment is provided to the customer. Revenue allocable to performance obligations related to sensor sales and monitoring-related equipment leased under deferred equipment agreements is generally recognized as the sensors are provided to the customer over the life of the contract.
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
The majority of our royalty revenue arises from one agreement and is due and payable quarterly in arrears. An estimate of these royalty revenues is recorded quarterly in the period earned based on historical results, adjusted for any new information or trends known to management at the time of estimation. This estimated revenue is adjusted prospectively when we receive the royalty report, approximately sixty days after the end of the previous quarter. We also recognize revenue from time-to-time related to NRE services provided to a certain OEM customer. NRE revenue is generally recognized on a proportionate basis as the costs of performing such services are incurred by us.
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

Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is used to state trade receivables at a net estimated realizable value. We rely on prior experience to estimate the amount that we expect to collect on the gross receivables outstanding, which cannot be known with exact certainty as of the time of issuance of this report. We maintain a specific allowance for customer accounts that we know may not be collectible due to customer liquidity issues. We also maintain a general allowance for future collection losses that arise from customer accounts that do not indicate an inability, but may be unable to pay. Although such losses have historically been within our expectations and the allowances we have established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past. Therefore, a significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our receivable collections and additional allowances may be required.
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
Changes in the types and quantity of equity awards, as well as the fair market value of our stock may impact the cost of future stock option grants. In general, to the extent that the fair market value of our stock increases, the overall cost of granting these options will also increase. For further details regarding our stock-based compensation see Note 16 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
Intangible and Other Long-Lived Assets
Intangible assets from acquisitions or licensing agreements, as well as intangible assets related to the costs of registering and maintaining our patents and trademarks, are carried at cost less accumulated amortization and impairment charges, if any. For assets with determinable useful lives, amortization is computed using the straight-line method over the estimated economic lives of the respective intangible assets, ranging from one to seventeen years. Acquired in-process research and development (IPR&D) is recorded at fair value as an indefinite-lived intangible asset at the acquisition date until the completion or abandonment of the associated research and development efforts or impairment. IPR&D projects relate to in-process projects that have not reached technological feasibility as of the acquisition date and have no alternative future use. Upon completion of development, acquired in-process research and development assets are transferred to finite-lived intangible assets and amortized over their useful lives.
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
As a multinational corporation, we are subject to complex tax laws and regulations in various jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. We have concluded all U.S. federal income tax matters for years through 2014 and all material state, local and foreign income tax matters for years through 2011. Given the foregoing, our actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional liabilities or potentially to reverse previously recorded tax liabilities.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. We do not believe our cash equivalents are subject to significant interest rate risk due to their short terms to maturity. As of December 29, 2018, the carrying value of our cash equivalents approximated fair value. We currently do not have any significant risks associated with interest rates fluctuations related to interest expense. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Therefore, declines in interest rates over time will reduce our interest income while increases in interest rates will increase our interest income. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments and interest income approximately $0.1 million for each $10.0 million in interest-bearing investments.
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
We are exposed to foreign currency gains or losses on outstanding foreign currency denominated receivables and payables, as well as our foreign currency denominated cash balances and certain intercompany transactions. Realized and unrealized foreign currency gains or losses on these transactions are included in our statements of operations as incurred. Furthermore, other transactions between us or our subsidiaries and a third-party, denominated in a currency different from the functional currency, are foreign currency transactions.
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
Our primary foreign currency exchange rate exposures are with the Canadian dollar, Euro, Japanese Yen, Swedish Krona, the British Pound, Mexico Peso and Australian Dollar. Foreign currency exchange rates may experience significant volatility from one period to the next. Specifically, during the fiscal year ended December 29, 2018, we estimate that fluctuations in the exchange rates between the U.S. Dollar and other foreign currencies, including the Japanese Yen, the Swedish Krona, and the Australian Dollar, adversely impacted our revenues by $4.0 million. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of December 29, 2018 would have resulted in an estimated reduction of $21.6 million in reported pre-tax income for the year ended December 29, 2018. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2018.
Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 29, 2018. Their attestation report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 29, 2018, is included in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal controls over financial reporting during the quarter ended December 29, 2018 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We expect that our existing internal controls will continue to be modified and augmented, as necessary, to consider the new lease accounting standard and related disclosure requirements related to our adoption of ASC Topic 842, Leases, effective as of December 30, 2018, but we do not expect that such changes will materially affect our existing internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2019 (2019 Proxy Statement) under the headings “Executive Officers”, “Board of Directors”, “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information contained in the 2019 Proxy Statement under the heading “Executive Compensation”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information contained in the 2019 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information contained in the 2019 Proxy Statement under the headings “Corporate Governance and Board Matters” and “Transactions with Related Persons, Promoters and Certain Control Persons”.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained in the 2019 Proxy Statement under the heading “Audit Related Matters-Principal Accountant Fees and Services”.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The Consolidated Financial Statements of Masimo Corporation and Report of Grant Thornton LLP, Independent Registered Public Accounting Firm, are included in a separate section of this Annual Report on Form 10-K beginning on page F-1.
(a)(2) Financial Statement Schedules
The financial statement schedule is included in a separate section of this Annual Report on Form 10-K beginning on page F-1.
(a)(3) Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2(2)	Amended and Restated Bylaws (Exhibit 3.2)

4.1(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999 between the Registrant and certain of its stockholders (Exhibit 4.2)

4.3(4)#	Masimo Retirement Savings Plan (Exhibit 4.7)

10.1(1)#	Form of Indemnity Agreement between the Registrant and its officers and directors (Exhibit 10.1)

10.2(5)#	Amended and Restated Employment Agreement, dated November 4, 2015, between Joe Kiani and the Registrant (Exhibit 10.1)

10.3(17)	First Amendment to November 4, 2015 Amended and Restated Employment Agreement, dated July 27, 2017, by and between Masimo Corporation and Joe Kiani (Exhibit 10.1)

10.4(1)#	Offer Letter, dated February 15, 1996, between Yongsam Lee and the Registrant (Exhibit 10.7)

10.5(1)#	Offer Letter, dated March 30, 2007, between Anand Sampath and the Registrant (Exhibit 10.8)

10.6(6)#	Offer Letter, dated July 23, 2008, between Jon Coleman and the Registrant (Exhibit 10.9)

10.7#*	Offer Letter, dated March 31, 2011 between Tom McClenahan and the Registrant

10.8(18)#	Offer Letter, dated September 22, 2017, between the Company and Micah Young (Exhibit 10.1)

10.9(5)#	Restricted Share Unit Award Agreement, dated November 4, 2015, by and between Joe Kiani and the Registrant (Exhibit 10.2)

10.10(5)#	Equity-Holder Non-Competition and Confidentiality Agreement, dated November 4, 2015, by and between Joe Kiani and the Registrant (Exhibit 10.3)

10.11(7)#	Amended and Restated 2007 Severance Protection Plan and Summary Plan Description, effective December 31, 2008 (Exhibit 10.11)

10.12(12)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between the Registrant and Yongsam Lee (Exhibit 10.3)

10.13#*	Amended and Restated 2007 Severance Protection Plan Agreement, dated November 12, 2013, by and between the Registrant and Jon Coleman (Exhibit 10.17)

10.14#*	Amended and Restated 2007 Severance Protection Plan Agreement, dated December 9, 2013, by and between the Registrant and Anand Sampath

10.15(3)#	Amended and Restated 2007 Severance Protection Plan Agreement, dated November 3, 2014, by and between the Registrant and Tom McClenahan (Exhibit 10.21)

10.16(21)#*	Amended and Restated 2007 Severance Protection Plan, Limited Participation Agreement, dated December 12, 2017, by and between the Registrant and Micah Young (Exhibit 10.16)

Exhibit Number	Description of Document

10.17(1)#	2007 Stock Incentive Plan of the Registrant, and forms of agreements related thereto (Exhibit 10.33)

10.18(19)#	Masimo Corporation 2017 Equity Incentive Plan

10.19(20)#	Masimo Corporation Executive Bonus Incentive Plan

10.20(6)+	Manufacturing and Purchase Agreement, dated October 2, 2008, by and between Analog Devices, Inc.and the Registrant (Exhibit 10.21)

10.21(1)+	Purchase Agreement, dated July 26, 2001, between Jabil Circuit, Inc. and the Registrant (Exhibit 10.15)

10.22(1)+	Shelter Labor Services Agreement, dated December 27, 2000, between Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant (Exhibit 10.11)

10.23(8)+
Lease Agreement effective as of September 1, 2007, by and among Industrias Asociadas Maquiladoras, S.A. de C.V., Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant, as guarantor (Exhibit 10.1)

10.24(10)+
First Amendment, Lease Agreement effective as of December 17, 2013, by and among Industrias Asociadas Maquiladoras, S.A. de C.V., Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant, as guarantor (Exhibit 10.26)

10.25(1)
Settlement Agreement and Release of Claims, dated January 17, 2006, between Cercacor Laboratories, Inc., Nellcor Puritan Bennett, Inc., Mallinckrodt, Inc., Tyco Healthcare Group LP, Tyco International Ltd., Tyco International (US) Inc. and the Registrant (Exhibit 10.30)

10.26(9)
Second Amendment to the January 17, 2006 Settlement Agreement and Release of Claims, as amended pursuant to the January 24, 2006 Amendment to Settlement Agreement and Release of Claims, dated January 28, 2011, by and among Masimo Corporation, Masimo Laboratories, Inc., Nellcor Puritan Bennett LLC, Mallinckrodt Inc., Tyco Healthcare Group LP and Covidien Inc. (Exhibit 10.1)

10.27(1)	Amended and Restated Cross-Licensing Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (Exhibit 10.34)

10.28(1)	Services Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (Exhibit 10.35)

10.29(11)	Agreement of Purchase and Sale and Escrow Instructions, dated as of November 1, 2013, by and between the Company and Nikken, Inc. (Exhibit 10.1)

10.30(11)	First Amendment to Purchase and Sale Agreement, made and entered into effective as of January 8, 2014, by and between the Company and Nikken, Inc. (Exhibit 10.2)

10.31(11)	Second Amendment to Purchase and Sale Agreement, made and entered into effective as of January 10, 2014, by and between the Company and Nikken, Inc. (Exhibit 10.3)

10.32(11)	Third Amendment to Purchase and Sale Agreement, made and entered into effective as of March 10, 2014, by and between the Company and Nikken, Inc. (Exhibit 10.4)

10.33(11)	Fourth Amendment to Purchase and Sale Agreement, made and entered into effective as of March 12, 2014, by and between the Company and Nikken, Inc. (Exhibit 10.5)

10.34(13)+
Settlement and Covenant Not to Sue Agreement, entered into as of the Effective Date of November 16, 2015, between Masimo Corporation, Masimo Technologies SARL, and Masimo International SARL and Mindray Medical International, Limited, Shenzhen Mindray Biomedical Electronics Co., Ltd and Mindray DS USA, Inc. (Exhibit 10.44)

10.35(13)	Lease Agreement, dated July 15, 2012, related to the premises at 9600 Jeronimo, between the Registrant and The Irvine Company, LLC (Exhibit 10.45)

10.36(13)	First Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC (Exhibit 10.46)

10.37(3)	Second Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC (Exhibit 10.34)

Exhibit Number	Description of Document

10.38(13)	Third Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC (Exhibit 10.48)

10.39(14)	Single-Tenant Lease, relating to the premises at 9600 Jeronimo, dated as of July 13, 2016, by and between Masimo Corporation and The Irvine Company LLC (Exhibit 10.1)

10.40(15)
Third Amendment to Settlement Agreement and Release of Claims, dated as of September 1, 2016, by and among Masimo Corporation and Cercacor Laboratories, Inc., and Medtronic Plc., Covidien LP, Nellcor Puritan Bennett LLC and Covidien Holdings Inc. (Exhibit 10.1)

10.41(16)+	Settlement Agreement, dated November 5, 2016, by and between Masimo Corporation, Masimo International Technologies SARL and Masimo International SARL and Koninklijke Philips N.V. (Exhibit 10.1)

10.42*	Credit Agreement dated as of December 17, 2018, among Masimo Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent

10.43(22)#	Offer Letter, dated April 17, 2002, between the Company and Bilal Muhsin (Exhibit 10.1)

10.44(22)#	Offer Letter, dated December 15, 2017, between the Company and Tao Levy (Exhibit 10.2)

10.45(22)#	2007 Severance Protection Plan Participation Agreement, dated March 26, 2018, by and between the Company and Bilal Muhsin (Exhibit 10.3)

10.46(22)#	2007 Severance Protection Plan Participation Agreement, dated March 16, 2018, by and between the Company and Tao Levy (Exhibit 10.4)

21.1*	List of Registrant’s Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
___________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017, (ii) Consolidated Statements of Operations for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, (iv) Consolidated Statements of Equity for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, (v) Consolidated Statements of Cash Flows for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, and (vi) Notes to Consolidated Financial Statements.
___________

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

(21)
Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed February 28, 2018. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.

(22)
Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2018. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

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

Date:	February 26, 2019	By:	/s/ JOE KIANI
Joe Kiani Chairman of the Board & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ JOE KIANI	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)	February 26, 2019
Joe Kiani

/s/ MICAH YOUNG	Executive Vice President, Finance & Chief Financial Officer (Principal Financial Officer)	February 26, 2019
Micah Young

/s/ DAVID J. VAN RAMSHORST	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019
David J. Van Ramshorst

/s/ STEVEN J. BARKER, M.D. PH.D.	Director	February 26, 2019
Steven J. Barker, M.D., Ph.D.

/s/ H MICHAEL COHEN	Director	February 26, 2019
H Michael Cohen

/s/ SANFORD FITCH	Director	February 26, 2019
Sanford Fitch

/s/ THOMAS HARKIN	Director	February 26, 2019
Thomas Harkin

/s/ ADAM MIKKELSON	Director	February 26, 2019
Adam Mikkelson

/s/ CRAIG REYNOLDS	Director	February 26, 2019
Craig Reynolds

/s/ JULIE A. SHIMER, PH.D	Director	February 26, 2019
Julie A. Shimer, Ph.D.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
MASIMO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Masimo Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Masimo Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 29, 2018, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2019 expressed an unqualified opinion.
Change of accounting principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in fiscal year 2018 due to the adoption of the new revenue standard. The Company adopted the new revenue standard using the full retrospective approach.
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
February 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Masimo Corporation

Opinion on internal controls over financial reporting
We have audited the internal control over financial reporting of Masimo Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 29, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 29, 2018, and our report dated February 26, 2019 expressed an unqualified opinion on those financial statements.
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
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP
Newport Beach, California
February 26, 2019

MASIMO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 29, 2018	December 30, 2017 As Adjusted
ASSETS
Current assets
Cash and cash equivalents	$552,490	$315,302
Trade accounts receivable, net of allowance for doubtful accounts of $1,535 and $2,116 at December 29, 2018 and December 30, 2017, respectively	109,629	118,532
Inventories	93,751	92,259
Other current assets	29,227	33,602
Total current assets	785,097	559,695
Deferred costs and other contract assets	127,086	109,256
Property and equipment, net	165,972	164,096
Intangible assets, net	27,924	27,123
Goodwill	23,297	20,617
Deferred tax assets	21,210	19,981
Other assets	4,232	4,668
Total assets	$1,154,818	$905,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$40,388	$33,780
Accrued compensation	49,486	39,515
Deferred revenue and other contract liabilities, current	33,106	32,105
Other current liabilities	24,627	24,254
Total current liabilities	147,607	129,654
Other liabilities	38,146	51,757
Total liabilities	185,753	181,411
Commitments and contingencies (Note 19)
Stockholders’ Equity
Preferred stock, $0.001 par value; 5,000 shares authorized at December 29, 2018 and December 30, 2017; 0 shares issued and outstanding at December 29, 2018 and December 30, 2017	—	—
Common stock, $0.001 par value, 100,000 shares authorized at December 29, 2018 and December 30, 2017; 53,085 and 51,636 shares issued and outstanding at December 29, 2018 and December 30, 2017, respectively	53	52
Treasury stock, 15,255 and 15,059 shares at December 29, 2018 and December 30, 2017, respectively	(489,026)	(472,536)
Additional paid-in capital	533,164	461,494
Accumulated other comprehensive loss	(6,199)	(2,941)
Retained earnings	931,073	737,956
Total stockholders’ equity	969,065	724,025
Total liabilities and stockholders’ equity	$1,154,818	$905,436
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Year ended December 29, 2018	Year ended December 30, 2017 As Adjusted	Year ended December 31, 2016 As Adjusted
Revenue:
Product	$829,874	$738,242	$673,962
Royalty and other revenue	28,415	52,006	38,936
Total revenue	858,289	790,248	712,898
Cost of goods sold	283,397	268,216	234,560
Gross profit	574,892	522,032	478,338
Operating expenses:
Selling, general and administrative	289,456	276,292	254,707
Research and development	76,967	61,953	57,686
Litigation settlement, award and/or defense costs	425	—	(270,000)
Total operating expenses	366,848	338,245	42,393
Operating income	208,044	183,787	435,945
Non-operating (income) expense	(5,732)	(2,013)	2,429
Income before provision for income taxes	213,776	185,800	433,516
Provision for income taxes	20,233	61,011	122,419
Net income	$193,543	$124,789	$311,097

Net income per share:
Basic	$3.70	$2.42	$6.28
Diluted	$3.45	$2.23	$5.85

Weighted-average shares used in per share calculations:
Basic	52,296	51,516	49,530
Diluted	56,039	55,874	53,195
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 29, 2018	Year ended December 30, 2017 As Adjusted	Year ended December 31, 2016 As Adjusted
Net income	$193,543	$124,789	$311,097
Other comprehensive gain (loss), net of tax:
Foreign currency translation gains (losses)	(3,258)	4,201	(2,288)
Unrealized loss on marketable securities	—	(115)	—
Total comprehensive income	$190,285	$128,875	$308,809
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

	Masimo Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 2, 2016	49,881	$50	12,759	$(340,873)	$332,417	$(4,739)	$288,560	$297	$275,712
Adoption of ASU 2014-09	—	—	—	—	—	—	13,510	—	13,510
Balance at January 2, 2016, as adjusted	49,881	50	12,759	(340,873)	332,417	(4,739)	302,070	297	289,222
Stock options exercised	1,799	—	—	—	37,342	—	—	—	37,342
Restricted/Performance stock units vested	4	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,503	—	—	—	12,503
Repurchases of common stock	(1,496)	—	1,496	(63,403)	1	—	—	—	(63,402)
Gain on deconsolidation of variable interest entity	—	—	—	—	—	—	—	(297)	(297)
Net income, as adjusted	—	—	—	—	—	—	311,097	—	311,097
Foreign currency translation adjustment	—	—	—	—	—	(2,288)	—	—	(2,288)
Balance at December 31, 2016, as adjusted	50,188	50	14,255	(404,276)	382,263	(7,027)	613,167	—	584,177
Stock options exercised	2,246	2	—	—	62,044	—	—	—	62,046
Restricted/Performance stock units vested	6	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	17,187	—	—	—	17,187
Repurchases of common stock	(804)	—	804	(68,260)	—	—	—	—	(68,260)
Net income, as adjusted	—	—	—	—	—	—	124,789	—	124,789
Foreign currency translation adjustment	—	—	—	—	—	4,201	—	—	4,201
Unrealized loss on marketable securities	—	—	—	—	—	(115)	—	—	(115)
Balance at December 30, 2017, as adjusted	51,636	52	15,059	(472,536)	461,494	(2,941)	737,956	—	724,025
Stock options exercised	1,608	1	—	—	44,421	—	—	—	44,422
Restricted/Performance stock units vested	39	—	—	—	—	—	—	—	—
Shares paid for tax withholding	(2)	—	—	—	(168)	—	—	—	(168)
Stock-based compensation	—	—	—	—	27,417	—	—	—	27,417
Repurchases of common stock	(196)	—	196	(16,490)	—	—	—	—	(16,490)
Net income	—	—	—	—	—	—	193,543	—	193,543
Adoption of ASU 2016-16	—	—	—	—	—	—	(426)	—	(426)
Foreign currency translation adjustment	—	—	—	—	—	(3,258)	—	—	(3,258)
Balance at December 29, 2018	53,085	$53	15,255	$(489,026)	$533,164	$(6,199)	$931,073	$—	$969,065
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 29, 2018	Year ended December 30, 2017 As Adjusted	Year ended December 31, 2016 As Adjusted
Cash flows from operating activities:
Net income	$193,543	$124,789	$311,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,127	20,061	16,817
Stock-based compensation	27,417	17,187	12,503
Loss on disposal of equipment, intangibles and other assets	949	522	658
Provision for doubtful accounts	(439)	251	259
Provision for amount due from former foreign agent	(2,016)	10,477	—
Gain on deconsolidation of variable interest entity	—	—	(273)
(Benefit) provision from deferred income taxes	(8,274)	17,276	10,149
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	10,826	(19,772)	(21,244)
Increase in inventories	(1,885)	(24,014)	(8,955)
Decrease (increase) in other current assets	3,843	(2,908)	(4,816)
Increase in deferred cost of goods sold	(17,935)	(14,102)	(7,661)
(Increase) decrease in prepaid income taxes	—	(2,498)	1,355
Decrease (increase) in other assets	407	(10,771)	455
Increase (decrease) in accounts payable	5,211	(4,057)	11,048
Increase (decrease) in accrued compensation	10,195	(4,292)	5,675
Increase (decrease) in deferred revenue and other contract liabilities	1,420	(13,295)	27,945
(Decrease) increase in income taxes payable	(1,208)	(72,087)	73,755
Increase (decrease) in other current liabilities	3,923	5,282	(16,207)
(Decrease) increase in other liabilities	(7,577)	28,013	6,565
Net cash provided by operating activities	239,527	56,062	419,125
Cash flows from investing activities:
Purchases of property and equipment	(17,126)	(43,684)	(19,707)
Increase in intangible assets	(5,557)	(3,079)	(4,644)
Business combination, net of cash acquired	(3,922)	—	—
Acquisitions of equity investments	—	(1,145)	(200)
Other	453	—	(763)
Net cash used in investing activities	(26,152)	(47,908)	(25,314)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	—	45,000
Repayments under revolving line of credit	—	—	(230,000)
Proceeds from issuance of common stock	44,748	62,205	37,290
Repurchases of common stock	(18,478)	(66,272)	(68,218)
Other	(490)	(71)	(696)
Net cash provided by (used in) financing activities	25,780	(4,138)	(216,624)
Effect of foreign currency exchange rates on cash	(1,997)	3,269	(1,451)
Net increase in cash, cash equivalents and restricted cash	237,158	7,285	175,736
Cash, cash equivalents and restricted cash at beginning of period	315,483	308,198	132,462
Cash, cash equivalents and restricted cash at end of period	$552,641	$315,483	$308,198
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
The Company invented Masimo Signal Extraction Technology® (SET®), which provides the capabilities of Measure-through Motion and Low Perfusion® pulse oximetry to address the primary limitations of conventional pulse oximetry. Over the years, the Company’s product offerings have expanded significantly to also include rainbow® Pulse CO-Oximetry, with its ability to measure and monitor carboxyhemoglobin (SpCO®), methemoglobin (SpMet®), total hemoglobin concentration (SpHb®), fractional arterial oxygen saturation (SpfO2™), Oxygen Content (SpOC™), Pleth Variability Index (PVi®), rainbow® Pleth Variability Index (RPVi™), respiration rate from the pleth (RRp® and Oxygen Reserve Index (ORi™); as well as acoustic respiration monitoring (RRa®), SedLine® brain function monitoring, NomoLine® capnography and gas monitoring and O3® regional oximetry. The Company’s current technology offerings also include Masimo Patient SafetyNet1, Masimo Patient SafetyNet Surveillance1, MyView®, Replica™ and Trace™. These solutions and related products are based upon Masimo SET®, rainbow® and other proprietary algorithms. These software-based technologies are incorporated into a variety of product platforms depending on customers’ specifications. This technology is supported by a substantial intellectual property portfolio that the Company has built through internal development and, to a lesser extent, acquisitions and license agreements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
As further discussed below in this Note 2 to these consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (ASU 2014-09) and ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory (ASU 2016-16) effective December 31, 2017. All prior period amounts and disclosures set forth in this Annual Report on Form 10-K have been updated to comply with the applicable method of adoption, as indicated by the “as adjusted” notation.
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
Use of Estimates
The Company prepares its financial statements in conformity with GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the determination of accounts receivable allowances, inventory reserves, warranty reserves, rebate accruals, valuation of the Company’s equity awards, goodwill valuation, deferred taxes and any associated valuation allowances, royalty revenues, deferred revenue, deferred costs, uncertain income tax positions, and litigation costs and related accruals. In addition, for the year ended December 30, 2017, certain estimates were made in calculating the provision for income taxes related to the impact of the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Actual results could differ from such estimates.

___________________________
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by contract basis. There were no transfers between Level 1, Level 2 and Level 3 inputs during the years ended December 29, 2018 or December 30, 2017. The Company carries cash and cash equivalents at cost which approximates fair value. As of December 29, 2018 and December 30, 2017, the Company had an insignificant amount of other financial assets that were required to be measured under the fair value hierarchy, the measurement of which were based on Level 1 and Level 2 inputs.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments that are readily convertible into known amounts of cash, to be cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of trade receivables recorded upon recognition of product revenues, reduced by reserves for estimated bad debts and returns. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on an evaluation of the customer’s financial condition. Collateral is generally not required. The allowance for doubtful accounts is determined based on historical write-off experience, current customer information and other relevant factors, including specific identification of past due accounts, based on the age of the receivable in excess of the contemplated or contractual due date. Accounts are charged off against the allowance when the Company believes they are uncollectible.
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
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, depreciation and amortization expense of property and equipment was $16.3 million, $15.2 million and $13.0 million, respectively.
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
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, amortization of intangible assets was $4.8 million, $4.9 million and $3.8 million, respectively. As of December 29, 2018 and December 30, 2017, the total costs of patents not yet amortizing was $5.3 million and $4.3 million, respectively. As of December 29, 2018 and December 30, 2017, the total costs of trademarks not yet amortizing was $0.5 million and $0.6 million, respectively. For the years ended December 29, 2018 and December 30, 2017, total renewal costs capitalized for patents and trademarks was $0.5 million and $0.6 million, respectively. As of December 29, 2018, the weighted-average number of years until the next renewal was one year for patents and five years for trademarks.
Costs related to the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. For the years ended December 29, 2018 and December 30, 2017, the Company capitalized $0.7 million and $0.2 million of software development costs, respectively. For the year ended December 31, 2016, the Company did not capitalize any software development costs.

The capitalized costs are amortized over the estimated life of the products, which is generally seven years. For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, the Company amortized $2.0 million, $1.9 million and $1.8 million of capitalized costs, respectively. The Company had unamortized software development costs of $1.4 million and $0.8 million at December 29, 2018 and December 30, 2017, respectively, which is included within intangible assets, net, on the consolidated balance sheets.
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
The Company reviews long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.
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

The 2017 Tax Act introduced certain international provisions effective for the Company beginning in the year ended December 29, 2018. As part of these provisions, an accounting policy election is available to either (1) treat taxes due on certain inclusions in U.S. taxable income as a current-period expense when incurred (“period cost method”) or (2) factor such amounts into the measurement of its deferred taxes (“deferred method”). The Company has elected to use the period cost method. See Note 18 - Income Taxes for additional information related to the impact of the 2017 Tax Act on the Company’s tax provision, taxes payable and deferred taxes for the periods presented in these consolidated financial statements.
Revenue Recognition, Deferred Revenue and Other Contract Liabilities
Effective December 31, 2017, the Company adopted ASU No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (ASU 2014-09). Accounting Standards Codification (ASC) Topic 606 (ASC 606) provides a single, principles-based five-step model to be applied to all contracts with customers and generally provides for the recognition of revenue in an amount that reflects the consideration to which the Company expects to be entitled, net of allowances for estimated returns, discounts or sales incentives, as well as taxes collected from customers that are remitted to government authorities, when control over the promised goods or services are transferred to the customer.
The Company derives the majority of its product revenue from four primary sources: (i) direct sales under deferred equipment agreements with end-user hospitals where the Company provides up-front monitoring equipment at no up-front charge in exchange for a multi-year sensor purchase commitment, (ii) other direct sales of noninvasive monitoring solutions to end-user hospitals, emergency medical response organizations and other direct customers; (iii) sales of noninvasive monitoring solutions to distributors who then typically resell to end-user hospitals, emergency medical response organizations and other customers; and (iv) sales of integrated circuit boards to OEM customers who incorporate the Company’s embedded software technology into their multiparameter monitoring devices. Subject to customer credit considerations, the majority of such sales are made on open account using industry standard payment terms based on the geography within which the specific customer is located.
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
Sales under deferred equipment agreements are generally structured such that the Company agrees to provide at no up-front charge certain monitoring-related equipment, software, installation, training and/or warranty support in exchange for the hospital’s agreement to purchase sensors over the term of the agreement, which generally ranges from three to six years. The Company generally recognizes revenue for performance obligations related to licensed software parameters and monitoring equipment that are sold under deferred equipment agreements with fixed annual commitments at the time such software or monitoring equipment is provided to the customer. Revenue allocable to performance obligations related to sensor sales and monitoring-related equipment leased under deferred equipment agreements is generally recognized as the sensors are provided to the customer over the life of the contract.
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
The majority of the Company’s royalty revenue arises from one agreement and is due and payable quarterly in arrears. An estimate of these royalty revenues is recorded quarterly in the period earned based on historical results, adjusted for any new information or trends known to management at the time of estimation. This estimated revenue is adjusted prospectively when the Company receives the royalty report, approximately sixty days after the end of the previous quarter. The Company also recognizes revenue from time-to-time related to NRE services provided to a certain OEM customer. NRE service revenue is generally recognized on a proportionate basis as the costs of performing such services are incurred by the Company. See “Concentrations of Risk” under Note 19 - Commitments and Contingencies for additional information related to these agreements.
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
Deferred Costs and Other Contract Assets
The costs of monitoring-related equipment leased to hospitals under deferred equipment agreements are generally deferred and amortized to cost of goods sold over the life of the underlying contracts. Some of the Company’s deferred equipment agreements also contain provisions for certain payments to be made directly to the end-user hospital customer at the inception of the arrangement. These contractual incentive payments are generally deferred and amortized on a straight-line basis as contra-revenue over the life of the underlying agreement.
The Company records an unbilled contract receivable related to software licenses and monitoring equipment sold under deferred equipment agreements with fixed annual commitments until such amounts are billed to the customer, which generally occurs at the time the sensors are provided over the term of the agreement.
The incremental costs of obtaining a contract with a customer are capitalized and deferred if the Company expects such costs to be recoverable over the life of the contract and the contract term is greater than one year. Such deferred costs generally relate to certain incentive sales commissions earned by the Company’s internal sales team in connection with the execution of deferred equipment agreements and are amortized to expense over the expected term of the underlying contract.
Product Warranty
The Company generally provides a warranty against defects in material and workmanship for a period that generally ranges from six to forty-eight months, depending on the product type. In traditional sales activities, including direct and OEM sales, the Company establishes an accrued liability for the estimated warranty costs at the time of revenue recognition, with a corresponding provision to cost of sales. Customers may also purchase extended warranty coverage separately or as part of a deferred equipment agreement. Revenue related to extended warranty coverage is recognized over the extended life of the contract, which is reasonably expected to be the period over which such services will be provided. The related extended warranty costs are expensed as incurred.

Changes in the product warranty accrual were as follows (in thousands):

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Warranty accrual, beginning of period	$1,149	$910	$1,222
Accrual for warranties issued (including specific accrual)	1,549	1,061	871
Changes in pre-existing warranties (including changes in estimates)	551	332	110
Settlements made	(1,339)	(1,154)	(1,293)
Warranty accrual, end of period	$1,910	$1,149	$910
Advertising Costs
Advertising costs are expensed as incurred. These costs are included in selling, general and administrative expense in the accompanying consolidated statements of operations. Advertising costs for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 were $17.9 million, $17.8 million and $14.3 million, respectively.
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
On November 5, 2016, the Company entered into a settlement agreement (Philips Settlement Agreement) with Koninklijke Philips N.V. (Philips N.V.), which, among other things, settled all of the claims, legal proceedings and contractual disputes between the Company, Philips N.V. and its affiliates. Pursuant to the Philips Settlement Agreement, Philips N.V. paid us $300 million, $30 million of which related to certain future performance obligations by the Company and, therefore, was deferred to future periods.
Foreign Currency Translation
The Company’s international headquarters is in Switzerland, and its functional currency is the U.S. Dollar. The Company has many other foreign subsidiaries, the largest of which are located in Japan and Europe. The functional currencies of these subsidiaries are the Japanese Yen and Euro, respectively.
The Company records certain revenues and expenses in foreign currencies. These revenues and expenses are translated into U.S. Dollars based on the average exchange rate for the reporting period. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollars at the exchange rate in effect as of the balance sheet date. Translation gains and losses related to foreign currency assets and liabilities of a subsidiary that are denominated in the functional currency of such subsidiary are included as a component of accumulated other comprehensive income (loss) within the accompanying consolidated balance sheets. Realized and unrealized foreign currency gains and losses related to foreign currency assets and liabilities of the Company or a subsidiary that are not denominated in the underlying functional currency are included as a component of non-operating (income) expense within the accompanying consolidated statements of operations.

Comprehensive Income
Comprehensive income includes foreign currency translation adjustments and any related tax benefits that have been excluded from net income and reflected in stockholders’ equity.
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both Restricted Stock Units (RSUs) and Performance Stock Units (PSUs). For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, weighted options to purchase 1.1 million, 0.4 million and 0.2 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the year ended December 29, 2018, certain RSUs are considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of December 29, 2018, 2.7 million of weighted average shares related to such RSUs have been excluded from the calculation of potential shares. For additional information with respect to these RSUs, please see “Employment and Severance Agreements” in Note 19 to these consolidated financial statements.
The computation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Year ended
	December 29, 2018	December 30, 2017 As Adjusted	December 31, 2016 As Adjusted
Net Income	$193,543	$124,789	$311,097
Basic net income per share:
Weighted-average shares outstanding - basic	52,296	51,516	49,530
Net income per basic share	$3.70	$2.42	$6.28
Diluted net income per share:
Weighted-average shares outstanding - basic	52,296	51,516	49,530
Diluted share equivalents: stock options and RSUs	3,743	4,358	3,665
Weighted-average shares outstanding - diluted	56,039	55,874	53,195
Net income per diluted share	$3.45	$2.23	$5.85
Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Cash paid during the year for:
Interest (net of amounts capitalized)	$193	$551	$4,052
Income taxes	36,589	91,061	31,230
Noncash investing and financing activities:
Unpaid purchases of property, plant and equipment	$2,391	$1,559	$2,009
Unsettled common stock proceeds from option exercises	4	161	165
Unsettled common stock repurchases	—	1,988	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$552,490	$315,302	$305,970
Restricted cash	151	181	2,228
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$552,641	$315,483	$308,198

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
Recently Adopted Accounting Pronouncements
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Shares-Based Payment Accounting (ASU 2018-07). The new standard aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees. Under this guidance, the measurement of the equity-classified nonemployee awards will be fixed at the grant date and the term used for measurement can be the expected term or the contractual term. ASU 2018-07 is effective for annual and interim fiscal reporting periods beginning after December 15, 2018. The Company early adopted this standard during the year ended December 29, 2018 and such adoption did not have a material impact on its consolidated financial statements.
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
Effective December 31, 2017, the Company adopted ASU 2014-09, which introduced ASC 606. ASC 606 provides a single, principles-based five-step model to be applied to all contracts with customers, and generally provides for the recognition of revenue in an amount that reflects the considerations to which the Company expects to be entitled when control over the promised goods or services are transferred to the customer. ASC 606 also enhances disclosures about revenue, provides additional guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. In addition, ASC 606 includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer.
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

Pursuant to the full retrospective method of adoption under ASC 606, the Company has adjusted certain amounts previously reported in its consolidated financial statements.
The reconciliations below reflect the adoption of ASC 606, the adoption of ASU 2016-16 and certain other immaterial reclassifications (in thousands, except per share amounts):

Consolidated Balance Sheet:	December 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Trade accounts receivable	$121,309	$(2,777)	$118,532
Inventories	95,944	(3,685)	92,259
Other current assets	31,564	2,038	33,602
Deferred costs and other contract assets	99,600	9,656	109,256
Deferred tax assets	23,898	(3,917)	19,981
Other assets	10,782	(6,114)	4,668
Accrued and other liabilities	42,344	(18,090)	24,254
Deferred revenue and other contract liabilities, current	35,929	(3,824)	32,105
Retained earnings	720,842	17,114	737,956

Consolidated Statement of Operations:	Year ended December 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Product revenue	$741,324	$(3,082)	$738,242
Royalty and other revenue	56,784	(4,778)	52,006
Cost of goods sold	263,008	5,208	268,216
Selling, general and administrative	275,786	506	276,292
Provision for income taxes	67,758	(6,747)	61,011
Net income	131,616	(6,827)	124,789

Net income per share:
Basic	$2.55	$(0.13)	$2.42
Diluted	$2.36	$(0.13)	$2.23

Consolidated Statement of Operations:	Year ended December 31, 2016
	As Previously Reported	Adjustments	As Adjusted
Product revenue	$663,846	$10,116	$673,962
Royalty and other revenue	30,779	8,157	38,936
Cost of goods sold	230,826	3,734	234,560
Selling, general and administrative	253,667	1,040	254,707
Research and development	59,362	(1,676)	57,686
Provision for income taxes	117,675	4,744	122,419
Net income	300,666	10,431	311,097

Net income per share:
Basic	$6.07	$0.21	$6.28
Diluted	$5.65	$0.20	$5.85

Consolidated Statement of Cash Flows:	Year ended December 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net income	$131,616	$(6,827)	$124,789
Provision for deferred income taxes	24,023	(6,747)	17,276
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in inventories	(22,923)	(1,091)	(24,014)
Increase in other current assets	(3,855)	947	(2,908)
Increase in deferred cost of goods sold	(19,438)	5,336	(14,102)
Increase in other assets	(10,952)	181	(10,771)
Increase in other current liabilities	11,156	(5,874)	5,282
Decrease in deferred revenue and other contract liabilities	(27,370)	14,075	(13,295)

Consolidated Statement of Cash Flows:	Year ended December 31, 2016
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net income	$300,666	$10,431	$311,097
Provision for deferred income taxes	5,405	4,744	10,149
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in inventories	(10,831)	1,876	(8,955)
Increase in other current assets	(3,422)	(1,394)	(4,816)
Increase in deferred cost of goods sold	(8,251)	590	(7,661)
(Increase) decrease in other assets	(1,609)	2,064	455
Decrease in other current liabilities	(11,929)	(4,278)	(16,207)
Increase in deferred revenue and other contract liabilities	41,977	(14,032)	27,945

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, (ASU 2016-01). The new standard requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value, and (ii) changes in fair value due to instrument-specific credit risk be recognized separately in other comprehensive income when the fair value option has been elected for financial liabilities. ASU 2016-01 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017. The Company adopted this standard during the year ended December 29, 2018 and such adoption did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). The new standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The new standard requires entities to use a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect. The entity’s estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for annual and interim fiscal reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, (ASU 2018-19). The new standard clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. This standard should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. ASU 2018-19 is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018 and interim periods therein. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 replaces the existing lease guidance under ASC 840 with ASC 842, which among other things, requires lessees to recognize most leases on their balance sheets but continue to recognize lease expenses in their statement of operations in a manner similar to current practice. ASU 2016-02 states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term.

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
In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (ASU 2018-10). ASU 2018-10 provides clarification on the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2018-10 is effective when ASU 2016-02 is adopted. The FASB also issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (ASU 2018-11) in July 2018. ASU 2018-11 provides a transition option and a practical expedient for lessors to aid in cost reductions and complexity of implementing the new standard. Entities that elect this transition option still adopt the new leases standard using the modified retrospective transition method required by the standard, but they recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The optional practical expedient allows lessors to elect, by class of underlying asset, to not separate non-lease components from the associated lease components if the non-lease components otherwise would be accounted for in accordance with ASC 606 and both of the following criteria are met: (1) the lease component and the associated non-lease components have the same timing and pattern of transfer and(2) the lease component, if accounted for separately, would be classified as an operating lease. ASU 2018-11 is also effective is effective when ASU 2016-02 is adopted.
In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow- Scope Improvements for Lessors (ASU 2018-20). The new standard is an amendment to help lessors apply the lease standard ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). It allows lessors to make an accounting policy election to exclude the sales taxes and other similar taxes on a specific lease from the measurement of lease revenue and associated expenses. ASU 2018-20 is effective when ASU 2016-02 is adopted.
The Company is continuing to evaluate the expected impact of ASC 842 on its consolidated financial statements, but anticipates that, among other things, the required recognition by a lessee of a lease liability and related right-of-use asset for operating leases will increase both the assets and liabilities recognized and reported on its balance sheet as of the adoption date. In addition, ASC 842 will also change the classification of certain leases for which the Company is the lessor, resulting in the acceleration of revenue under certain contracts, as well as the immediate expensing of certain costs that are currently deferred and expensed over the life of the lease. The Company is also continuing to evaluate the available practical expedients and its adoption method for this new standard. The Company anticipates that its internal control framework will not materially change upon adoption of ASC 842, but certain existing internal controls will be modified and augmented, as necessary, effective as of December 30, 2018. As the Company implements this new standard, it will also continue to develop additional internal controls, as required, to ensure that it adequately evaluates its contracts under the new lease standard and accurately reports its current and any required prior-period operating results, as well as all required disclosures. When adopted, the Company expects to recognize a lease asset and incremental lease liability related to the lessee provisions under ASC 842 between $19.0 million to $24.0 million and a cumulative decrease to retained earnings related to the lessor provisions under ASC 842 of between $16.0 million to $26.0 million as of December 29, 2018.
3. Related Party Transactions
Cercacor Laboratories, Inc. (Cercacor) is an independent entity that was spun off from the Company to its stockholders in 1998. Joe Kiani, the Company’s Chairman and Chief Executive Officer (CEO), is also the Chairman and CEO of Cercacor. Effective as of January 3, 2016, in connection with changes in the capital structure of Cercacor, the Company determined that Cercacor was no longer required to be consolidated. Although the Company believes that Cercacor continues to be considered a variable interest entity, the Company has determined that it is no longer the primary beneficiary of Cercacor as it does not have the power to direct the activities of Cercacor that most significantly impact Cercacor’s economic performance and has no obligation to absorb Cercacor’s losses.
The Company is a party to the following agreements with Cercacor:

•
Cross-Licensing Agreement - The Company and Cercacor are parties to the Cross-Licensing Agreement, which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities payable to Cercacor arising under the Cross-Licensing Agreement were $10.9 million, $8.0 million and $6.4 million for the years ended December 29, 2018, December 30, 2017 and

December 31, 2016, respectively. The Company had less than $0.1 million in sales to Cercacor for each of the years ended December 29, 2018, December 30, 2017 and December 31, 2016.

•
Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.2 million for each of the years ended December 29, 2018, December 30, 2017 and December 31, 2016.

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

•
Sublease Agreement - In March 2016, the Company entered into a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California (Cercacor Sublease). The Cercacor Sublease began on May 1, 2016 and expires on November 30, 2019. The Company recognized $0.4 million, $0.4 million and $0.3 million of sublease income for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.

Net amounts due to Cercacor were approximately $2.9 million and $1.5 million as of December 29, 2018 and December 30, 2017, respectively. The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. In addition, the Company’s Executive Vice President (EVP), General Counsel is a Director and also serves as the Secretary of the Masimo Foundation and the Company’s EVP, Chief Financial Officer (CFO) serves as the Treasurer of the Masimo Foundation. For the fiscal year ended December 29, 2018, the Company contributed approximately $2.0 million, a portion of which was, in turn, contributed by the Masimo Foundation to the Patient Safety Movement Foundation. For the fiscal year ended December 30, 2017, the Company did not make any contributions to the Masimo Foundation. For the fiscal year ended December 31, 2016, the Company contributed approximately $5.0 million to the Masimo Foundation.
The Company’s CEO is also the Chairman of the Patient Safety Movement Foundation (PSMF), a non-profit organization which was founded in 2013 to work with hospitals, medical technology companies and patient advocates to unite the healthcare ecosystem and eliminate the more than 200,000 U.S. preventable hospital deaths that occur every year by 2020. The Company’s EVP and General Counsel and the Company’s EVP, Chief Financial Officer serve as the Secretary and the Treasurer, respectively, of PSMF. During the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, the Company contributed approximately $207,530, $1,300 and $200,271, respectively to PSMF.
The Company’s CEO is also the Chairman of the Patient Safety Movement Coalition (PSMC), a not-for-profit social welfare organization which was founded in 2013 to promote patient safety legislation. The Company’s EVP and General Counsel and the Company’s EVP, Chief Financial Officer serve as the Secretary and the Treasurer, respectively, of the PSMC. During the fiscal years ended December 29, 2018 and December 30, 2017, the Company did not make any contributions to PSMC. During the fiscal year ended December 31, 2016, the Company contributed approximately $20,000 to PSMC.
The Company maintains an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. During the fiscal years ended December 29, 2018 and December 30, 2017, the Company charged the Company’s CEO $0.2 million and less than $0.1 million, respectively, related to such reimbursements.

4. Inventories
Inventories consist of the following (in thousands):

	December 29, 2018	December 30, 2017 As Adjusted
Raw materials	$38,955	$31,200
Work-in-process	9,036	8,619
Finished goods	45,760	52,440
Total	$93,751	$92,259
5. Other Current Assets
Other current assets consist of the following (in thousands):

	December 29, 2018	December 30, 2017 As Adjusted
Prepaid expenses	$10,582	$10,517
Indirect taxes receivable	6,516	6,556
Customer notes receivable	3,780	2,777
Prepaid income taxes	3,071	3,494
Royalties receivable	500	7,400
Other	4,778	2,858
Total other current assets	$29,227	$33,602
6. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following (in thousands):

	December 29, 2018	December 30, 2017 As Adjusted
Deferred cost of goods sold	$109,398	$93,261
Prepaid contract incentives	7,036	6,115
Unbilled contract receivables	5,567	4,267
Deferred commissions	5,085	5,613
Deferred costs and other contract assets	$127,086	$109,256
For the years ended December 29, 2018 and December 30, 2017, $30.0 million and $27.5 million, respectively, of deferred cost of goods sold was amortized to cost of goods sold.
For the years ended December 29, 2018 and December 30, 2017, $1.7 million and $2.0 million, respectively, of prepaid contract incentives was amortized as a reduction to revenue.
For the years ended December 29, 2018 and December 30, 2017, $2.2 million and $2.5 million, respectively, of deferred commissions was amortized to selling, general and administrative expenses.

7. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	December 29, 2018	December 30, 2017
Building and building improvements	$88,449	$87,999
Machinery and equipment	54,525	47,556
Aircraft and vehicles	25,555	25,329
Land	23,762	23,762
Computer equipment	16,582	15,789
Leasehold improvements	16,428	15,326
Tooling	14,212	13,754
Furniture and office equipment	10,459	9,967
Demonstration units	470	486
Construction-in-progress (CIP)	13,320	6,365
Total property and equipment	263,762	246,333
Accumulated depreciation and amortization	(97,790)	(82,237)
Total property and equipment, net	$165,972	$164,096
The balance in CIP at December 29, 2018 relates primarily to capitalized costs related to the implementation of a new enterprise resource planning (ERP) software system, capital improvements to various facilities and manufacturing equipment, the underlying assets for which have not been completed or placed into service. The balance in CIP at December 30, 2017 related primarily to capitalized costs related to leasehold improvements, furniture and equipment for a new manufacturing facility in Irvine, California, as well as other manufacturing equipment, the majority of which was placed into service during the year ended December 29, 2018.

8. Intangible Assets
Intangible assets, net consist of the following (in thousands):

	December 29, 2018	December 30, 2017
Cost
Patents	$21,323	$20,623
Customer relationships	7,669	7,669
Licenses-related party	7,500	7,500
Acquired technology	5,580	5,580
Trademarks	4,190	4,036
Capitalized software development costs	3,430	2,699
Other	5,466	3,691
Total cost	55,158	51,798
Accumulated amortization
Patents	(8,868)	(8,473)
Customer relationships	(4,921)	(4,154)
Licenses-related party	(5,252)	(4,831)
Acquired technology	(3,624)	(3,066)
Trademarks	(1,889)	(1,611)
Capitalized software development costs	(1,983)	(1,864)
Other	(697)	(676)
Total accumulated amortization	(27,234)	(24,675)
Net carrying amount	$27,924	$27,123
Estimated amortization expense for each of the next fiscal years is as follows (in thousands):

Fiscal year	Amount
2019	$4,218
2020	3,748
2021	3,647
2022	2,941
2023	1,737
Thereafter	11,633
Total	$27,924
9. Goodwill
Changes in goodwill were as follows (in thousands):

	December 29, 2018	December 30, 2017
Goodwill, beginning of period	$20,617	$19,780
Goodwill as a result of acquisitions	3,402	—
Foreign currency translation adjustment	(722)	837
Goodwill, end of period	$23,297	$20,617

On September 21, 2018, the Company acquired all of the outstanding shares of a private patient monitoring software company for approximately $4.0 million. Based on the Company’s preliminary purchase price allocation, approximately $3.4 million of the purchase price has been assigned to goodwill. All of the assets and liabilities of the acquired company and its operating results as of December 29, 2018 are included in these condensed consolidated financial statements.
10. Other Assets, Long-Term
Other assets, long-term consist of the following (in thousands):

	December 29, 2018	December 30, 2017 As Adjusted
Prepaid deposits	$2,881	$3,286
Long term investments	1,200	1,234
Restricted cash	151	148
Total other assets, long-term	$4,232	$4,668

11. Deferred Revenue and Other Contract Liabilities
Deferred revenue and other contract liabilities consist of the following (in thousands):

	December 29, 2018	December 30, 2017 As Adjusted
Accrued customer reimbursements	$16,194	$16,896
Deferred revenue	10,883	11,589
Accrued rebates and incentives	6,282	3,598
Other	432	259
Total deferred revenue and other contract liabilities	33,791	32,342
Less: Non-current portion of deferred revenue	(685)	(237)
Deferred revenue and other contract liabilities - current	$33,106	$32,105
Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize the revenue. These amounts primarily relate to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements and NRE service agreements.
Changes in deferred revenue for the year ended December 29, 2018 were as follows:

December 29, 2018
Deferred revenue, beginning of the period	$11,589
Revenue deferred during the period	11,356
Recognition of revenue deferred in prior periods	(12,062)
Deferred revenue, end of the period	$10,883
Expected revenue from remaining contractual performance obligations (Unrecognized Contract Revenue) includes deferred revenue, as well as other amounts that will be invoiced and recognized as revenue in future periods, when the Company completes its performance obligations. While Unrecognized Contract Revenue is similar in concept to backlog, Unrecognized Contract Revenue excludes revenue allocable to monitoring-related equipment that is effectively leased to hospitals under deferred equipment agreements and other contractual obligations for which neither party has performed.

The following table summarizes the Company’s estimated Unrecognized Contract Revenue as of December 29, 2018 and the future periods within which the Company expects to recognize such revenue.

	Expected Future Revenue By Period (in thousands)
	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years	Total
Unrecognized Contract Revenue	$194,151	$271,477	$128,116	$36,688	$630,432
The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially, from those reflected in this table.
12. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	December 29, 2018	December 30, 2017 As Adjusted
Accrued indirect taxes payable	$6,465	$6,711
Related party payables	4,000	1,528
Income tax payable	3,071	4,292
Accrued expenses	2,875	2,924
Accrued customer rebates, fees and reimbursements	2,163	2,351
Accrued warranty	1,910	1,149
Accrued legal fees	1,481	975
Accrued stock repurchases	—	1,988
Other	2,662	2,336
Total other current liabilities	$24,627	$24,254
13. Credit Facilities
On December 17, 2018, the Company entered into a new Credit Agreement (“2018 Credit Facility”) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, and Bank of the West, a Lender (collectively, the “Lenders”). The 2018 Credit Facility provides for up to $150.0 million of unsecured borrowings in multiple currencies, with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity up to $550.0 million in the future with the Initial Lenders and additional Lenders, as required. The 2018 Credit Facility also provides for a sublimit of up to $25.0 million for the issuance of letters of credit and a sublimit of $75.0 million for borrowings in specified foreign currencies. All unpaid principal under the 2018 Credit Facility will become due and payable on December 17, 2023. Proceeds from the 2018 Credit Facility are expected to be used for general corporate, capital investment and working capital needs.
Borrowings under the 2018 Credit Facility will be deemed, at the Company’s election, either: (a) an Alternate Base Rate (ABR) Loan, which bears interest at the ABR, plus a spread of 0.125% to 1.000% based upon a Company leverage ratio, or (b) a Eurocurrency Loan, which bears interest at the Adjusted LIBO Rate (as defined below), plus a spread of 1.125% to 2.000% based upon a Company net leverage ratio. Subject to certain conditions, the Company may also request swingline loans from time to time that bear interest similar to an ABR Loan. Pursuant to the terms of the 2018 Credit Facility, the ABR is equal to the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York effective rate plus 0.50%, and (iii) the one-month Adjusted LIBO Rate plus 1.0%. The Adjusted LIBO Rate is equal to the Eurocurrency Rate (as defined within the 2018 Credit Facility) for the applicable interest period multiplied by the statutory reserve rate for such period, rounded upward, if necessary, to the next 1/16 of 1%. The Company is also obligated under the 2018 Credit Facility to pay an unused fee ranging from 0.150% to 0.275% per annum, based upon a Company leverage ratio, with respect to any unutilized portion of the 2018 Credit Facility.

Pursuant to the terms of the 2018 Credit Facility, the Company is subject to certain covenants, including financial covenants related to a net leverage ratio and an interest charge coverage ratio, and other customary negative covenants. The 2018 Credit Facility also includes customary events of default which, upon the occurrence of any such event of default, provide the Lenders with the right to take either or both of the following actions: (a) immediately terminate the commitments, and (b) declare the loans then outstanding immediately due and payable in full. As of December 29, 2018, the 2018 Credit Facility had no outstanding draws or letters of credit. The Company was in compliance with all covenants under the 2018 Credit Facility as of December 29, 2018.
In January 2016, the Company entered into an Amended and Restated Credit Agreement (Restated Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, Bank of America, as Syndication Agent and a Lender, Citibank, N.A., as Documentation Agent and a Lender, and various other Lenders (collectively, the Lenders). The Restated Credit Facility provided for borrowings up to $250.0 million in multiple currencies, with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity to up to $350.0 million. The Company terminated the Restated Credit Facility on February 15, 2018.
The Company incurred total combined interest expense of $0.6 million, $0.7 million and $3.5 million for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively, under the 2018 Credit Facility and Restated Credit Facility.
14. Other Non-Current Liabilities
Other long-term liabilities consist of the following (in thousands):

	December 29, 2018	December 30, 2017 As Adjusted
Income tax payable, long-term	$21,522	$25,734
Unrecognized tax benefits	11,717	14,348
Deferred tax liabilities	2,956	9,880
Deferred rent, long-term	1,236	1,266
Deferred revenue, long-term	685	237
Other	30	292
Total other non-current liabilities	$38,146	$51,757
Unrecognized tax benefit relates to the Company’s long-term portion of tax liability associated with uncertain tax positions. Authoritative guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. See Note 18 to these consolidated financial statements for further details.
15. Stock Repurchase Program
In September 2015, the Company’s Board of Directors (Board) authorized a stock repurchase program, whereby the Company could purchase up to 5.0 million shares of its common stock over a period of up to three years (2015 Repurchase Program). A total of 3.1 million shares were purchased by the Company pursuant to the 2015 Repurchase Program prior to its expiration in September 2018.
In July 2018, the Board approved a new stock repurchase program, authorizing the Company to purchase up to 5.0 million additional shares of its common stock over a period of up to three years (2018 Repurchase Program). The 2018 Repurchase Program became effective in September 2018 upon the expiration of the 2015 Repurchase Program. The Company expects to fund the 2018 Repurchase Program through its available cash, cash expected to be generated from future operations, the Credit Facility and other potential sources of capital. The 2018 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions.

The following table provides a summary of the Company’s stock repurchase activities during the years ended December 29, 2018, December 30, 2017 and December 31, 2016 (in thousands, except per share amounts):

	Years Ended
	December 29, 2018		December 30, 2017		December 31, 2016
Shares repurchased	196	(1)	804	(1)	1,496
Average cost per share	$84.12		$84.90		$42.39
Value of shares repurchased	$16,490		$68,260		$63,403
______________

(1)	Excludes shares withheld from the shares of its common stock actually issued in connection the vesting of PSU awards to satisfy certain U.S. federal and state tax withholding obligations.
16. Stock-Based Compensation
Total stock-based compensation expense for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $27.4 million, $17.2 million and $12.5 million, respectively. As of December 29, 2018, an aggregate of 11.9 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 3.2 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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

Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for exercise prices):

	Year ended December 29, 2018		Year ended December 30, 2017		Year ended December 31, 2016
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Options outstanding, beginning of period	6,953	$36.26	8,521	$28.56	9,202	$25.46
Granted	564	98.47	928	86.69	1,290	39.94
Canceled/Forfeited	(233)	67.45	(250)	38.59	(172)	29.13
Exercised	(1,608)	27.62	(2,246)	27.63	(1,799)	20.76
Options outstanding, end of period	5,676	$43.61	6,953	$36.26	8,521	$28.56
Options exercisable, end of period	3,273	$29.63	3,812	$26.28	4,988	$26.33
Total stock option expense for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $13.8 million, $12.0 million, and $12.2 million, respectively. As of December 29, 2018 and December 30, 2017, the Company had $38.9 million and $39.7 million of unrecognized compensation cost related to outstanding options expected to be recognized over a weighted-average period of approximately 3.5 years and 3.7 years, respectively.
The number and weighted-average exercise price of outstanding and exercisable stock options segregated by exercise price ranges (in thousands, except range of exercise prices and remaining contractual life) were as follows:

	Year ended December 29, 2018			Year ended December 30, 2017
	Options Outstanding		Options Exercisable	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life	Number of Options	Number of Options	Average Remaining Contractual Life	Number of Options
$15.00 to $35.00	2,956	4.24	2,560	4,442	4.47	3,418
$35.01 to $55.00	1,341	6.97	548	1,536	7.86	379
$55.01 to $75.00	72	7.75	20	101	8.82	15
$75.01 to $95.00	1,076	8.75	141	855	9.59	—
$95.01 to $115.00	160	9.54	4	19	9.40	—
$115.01 to $125.00	71	9.73	—	—	0.00	—
Total	5,676	6.01	3,273	6,953	5.92	3,812
As of December 29, 2018 and December 30, 2017, the weighted-average remaining contractual term of options outstanding was 6.0 years and 5.9 years, respectively. As of December 29, 2018 and December 30, 2017, the weighted-average remaining contractual term of options exercisable with an exercise price less than the closing price of the Company’s common stock was 4.7 years and 4.3 years, respectively.

RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted average grant date fair value amounts):

	Year ended December 29, 2018		Year ended December 30, 2017		Year ended December 31, 2016
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,708	$95.51	2,706	$95.40	2,703	$41.45
Granted	7	99.05	33	86.42	6	43.09
Canceled/Forfeited	—	—	(25)	85.79	—	—
Vested	(8)	88.40	(6)	43.09	(3)	41.45
RSUs outstanding, end of period	2,707	$95.54	2,708	$95.51	2,706	$41.45
Total RSU expense for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $0.7 million, $0.5 million and $0.3 million, respectively. As of each of December 29, 2018 and December 30, 2017, the Company had $0.3 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 0.4 years, excluding any contingent compensation expense related to certain RSUs that were granted to the Company’s Chairman and CEO in connection with the amendment and restatement of his employment agreement. See “Employment and Severance Agreements” in Note 19 to these condensed consolidated financial statements for further details on the CEO’s employment agreement.
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted average grant date fair value amounts):

	Year ended December 29, 2018		Year ended December 30, 2017		Year ended December 31, 2016
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
PSUs outstanding, beginning of period	233	$90.70	—	$—	—	$—
Granted	197	86.95	248	90.71	—	—
Canceled/Forfeited	(86)	90.71	(15)	90.87	—
Vested	(31)	90.70	—	—	—	—
PSUs outstanding, end of period	313	$88.34	233	$90.70	—	$—
During the year ended December 30, 2017, the Company awarded 248,000 PSUs that will vest in part over time based on the achievement of certain 2017 performance criteria approved by the Compensation Committee of the Board (Compensation Committee). If earned, 20% of the PSUs granted will vest upon achievement of the performance criteria and the remaining award will vest in four equal installments at the beginning of each of the following four years after the year in which the performance achievement level has been determined. In March 2018, the Compensation Committee determined that 165,000 shares had been earned based on the 2017 performance criteria.
During the year ended December 29, 2018, the Company awarded 197,000 PSUs that will vest three years from the award date based on the achievement of certain 2020 performance criteria approved by the Compensation Committee. If earned, the PSUs granted will vest at the time the achievement level of the performance criteria is determined by the Compensation Committee. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 197,000 PSUs or 394,000 shares.

The total PSU expense for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $12.9 million, $4.7 million and $0.0 million, respectively. As of December 29, 2018 and December 30, 2017, the Company had $27.4 million and $9.3 million, respectively, of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 2.1 years and 2.5 years, respectively.
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
The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of stock options granted at the date of grant were as follows:

	Year ended December 29, 2018	Year ended December 30, 2017	Year ended December 31, 2016
Risk-free interest rate	2.3% to 3.1%	1.7% to 2.2%	1.0% to 2.1%
Expected term	5.2 years to 5.6 years	5.5 years to 5.6 years	5.5 years to 5.7 years
Estimated volatility	26.8% to 32.0%	29.7% to 32.1%	29.8% to 35.7%
Expected dividends	0%	0%	0%
Weighted-average fair value of options granted	$31.85 per share	$27.81 per share	$13.64 per share
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
Estimated volatility. The estimated volatility is the amount by which the Company’s share price is expected to fluctuate during a period. The Company’s estimated volatilities for 2018, 2017 and 2016 are based on historical and implied volatilities of the Company’s share price over the expected term of the option.
Expected dividends. The Board may from time to time declare, and the Company may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law. Any determination to declare and pay dividends will be made by the Board and will depend upon the Company’s results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by the Board. In the event a dividend is declared, there is no assurance with respect to the amount, timing or frequency of any such dividends. The dividend declared in 2012 was deemed to be a special dividend and there is no assurance that special dividends will be declared again during the expected term. Based on this uncertainty and unknown frequency, for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, no dividend rate was used in the assumptions to calculate the stock-based compensation expense.
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
The Company has elected to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. The total fair value of all options that vested during fiscal years 2018, 2017 and 2016 was $13.7 million, $10.5 million and $10.6 million, respectively.
The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of December 29, 2018 was $353.1 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of December 29, 2018 was $248.5 million.

The aggregate intrinsic value of options exercised during the years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $127.1 million, $140.3 million and $57.0 million, respectively.
The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation expense was $22.0 million, $39.2 million and $16.2 million for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.
The following table presents the total stock-based compensation expense that is included in each functional line item of the consolidated statements of operations (in thousands):

	Year ended December 29, 2018	Year ended December 30, 2017	Year ended December 31, 2016
Cost of goods sold	$334	$351	$355
Selling, general and administrative	21,391	13,272	9,443
Research and development	5,692	3,564	2,705
Total	$27,417	$17,187	$12,503
The increase in total stock-based compensation expense during the year ended December 29, 2018 was due to both the composition of the equity awards granted and a significant increase in the fair market value of the Company’s stock from the prior year, which increased the value of the equity awards granted during such year.
17. Non-operating (income) expense
Non-operating (income) expense consists of the following (in thousands):

	December 29, 2018	December 30, 2017	December 31, 2016
Interest income	$(8,178)	$(2,974)	$(464)
Realized and unrealized foreign currency (gain) loss	2,027	270	(103)
Interest expense	706	678	3,260
Other	(287)	13	(264)
Total	$(5,732)	$(2,013)	$2,429
18. Income Taxes
The components of income before provision for income taxes are as follows (in thousands):

	Year ended December 29, 2018	Year ended December 30, 2017 As Adjusted	Year ended December 31, 2016 As Adjusted
United States	$173,848	$159,245	$333,054
Foreign	39,928	26,555	100,462
Total	$213,776	$185,800	$433,516

The following table presents the current and deferred provision (benefit) for income taxes (in thousands):

	Year ended December 29, 2018	Year ended December 30, 2017 As Adjusted	Year ended December 31, 2016 As Adjusted
Current:
Federal	$20,418	$38,777	$99,533
State	3,075	1,940	6,922
Foreign	5,014	3,018	5,815
	28,507	43,735	112,270
Deferred:
Federal	(6,678)	20,735	7,169
State	(1,258)	(3,420)	2,751
Foreign	(338)	(39)	229
	(8,274)	17,276	10,149
Total	$20,233	$61,011	$122,419
Included in the fiscal year 2018, 2017 and 2016 tax provisions are (decrease)/increases of $(1.6) million, $1.6 million and $6.1 million, respectively, for tax and accrued interest related to uncertain tax positions for each fiscal year.
The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year ended December 29, 2018	Year ended December 30, 2017 As Adjusted	Year ended December 31, 2016 As Adjusted
Statutory regular federal income tax rate	21.0%	35.0%	35.0%
State provision, net of federal benefit	0.7	(0.6)	1.4
Nondeductible executive compensation	1.9	1.3	0.6
Research and development tax credits	(1.4)	(2.2)	(0.5)
Foreign income taxed at different rates	(2.0)	(3.4)	(5.6)
U.S. tax on foreign income, net	0.7	—	—
Impact of 2017 Tax Act	0.1	18.8	—
Withholding taxes on undistributed foreign earnings, net	(0.6)	3.5	—
Excess stock based compensation	(9.4)	(20.3)	(2.9)
Derecognition of uncertain tax position	(1.5)	—	—
Other	—	0.7	0.2
Total	9.5%	32.8%	28.2%
The 2017 Tax Act included a number of changes to existing U.S. federal tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%, a one-time transition tax on the “deemed repatriation” of cumulative undistributed foreign earnings as of December 31, 2017 and changes in the prospective taxation of the foreign operations of U.S. multinational companies. The SEC issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of GAAP in situations when a registrant did not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act and provided for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. Given the complexity and lack of specificity related to certain provisions of the 2017 Tax Act, the Company made certain estimates and assumptions in connection with the calculation of its provision for income taxes for the year ended December 30, 2017 and recorded a discrete tax charge of approximately $37.0 million. In addition, as a result of this change in U.S. tax policy, the Company recorded a related discrete tax charge of $6.5 million as a result of its decision to repatriate certain accumulated undistributed earnings from the Company’s foreign subsidiaries.

During the year ended December 29, 2018, the Company completed its analysis of the income tax effects of the 2017 Tax Act and, pursuant to SAB 118, recorded an adjustment of approximately $0.9 million to reduce its previously estimated accrual based on additional information and guidance that became available with respect to the application of certain provisions of the 2017 Tax Act. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered. As future guidance is issued, the Company may make adjustments to amounts that it has previously recorded that may materially impact its provision for income taxes in the period in which such adjustments are made.
As of December 29, 2018, the Company has accumulated undistributed earnings generated by its foreign subsidiaries of approximately $131.3 million. Because such earnings have previously been subject to U.S. tax, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of its foreign investments would generally be limited to foreign withholding and state taxes. With respect to total undistributed earnings of $131.3 million, the Company considers $86.5 million as no longer permanently reinvested and has accrued foreign withholding and state taxes, net of estimated foreign tax credits, of $1.6 million. The Company intends, however, to indefinitely reinvest the remaining $44.8 million of earnings. If the Company decides to distribute such permanently reinvested earnings, the Company would accrue estimated additional income tax expense of up to approximately $2.1 million.
The components of the deferred tax assets are as follows (in thousands):

	December 29, 2018	December 30, 2017 As Adjusted
Deferred tax assets:
Tax credits	$5,672	$6,414
Deferred revenue	331	665
Accrued liabilities	12,645	8,167
Stock-based compensation	6,615	8,601
Total	25,263	23,847
Valuation allowance	—	—
Total deferred tax assets	25,263	23,847

Deferred tax liabilities:
Property and equipment	(2,504)	(1,651)
State taxes and other	(857)	(1,990)
Withholding taxes on undistributed foreign earnings	(2,803)	(9,500)
Other	(845)	(605)
Total deferred tax liabilities	(7,009)	(13,746)
Net deferred tax assets	$18,254	$10,101
As of December 29, 2018, the Company has $2.4 million of net operating losses from various states, which will begin to expire in 2023. The Company also has state research and development tax credits of $8.6 million that will carry forward indefinitely and $0.3 million of Canadian investment tax credits on research and development expenditures that will begin to expire in 2032. The Company believes that it is more likely than not that the deferred tax assets related to these carryforwards will be realized. In making this determination, the Company considered all available positive and negative evidence, including scheduled reversals of liabilities, projected future taxable income, tax planning strategies and recent financial performance.
As a result of certain business and employment actions undertaken by the Company, income earned in a certain European country is subject to a reduced tax rate through 2018 as the Company has met certain employment thresholds. For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, the estimated income tax benefit related to such business arrangement was $1.7 million, $1.0 million and $4.6 million, respectively, and favorably impacted net income per diluted share by $0.03, $0.02 and $0.09, respectively. These estimated benefit amounts exclude any incremental U.S. taxes imposed as a result of various provisions of the 2017 Tax Act.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year ended December 29, 2018	Year ended December 30, 2017
Unrecognized tax benefits (gross), beginning of period	$16,157	$14,494
Increase from tax positions in prior period	701	498
Increase from tax positions in current period	2,633	2,142
Settlements	(33)	—
Lapse of statute of limitations	(4,046)	(977)
Unrecognized tax benefits (gross), end of period	$15,412	$16,157
The amount of unrecognized benefits which, if ultimately recognized, could favorably affect the tax rate in a future period was $14.2 million and $14.5 million as of December 29, 2018 and December 30, 2017, respectively. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next 12 months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next 12 months cannot be made at this time.
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, the Company recorded a (benefit)/expense of $(0.8) million, $0.3 million and $0.1 million, respectively, for interest and penalties related to unrecognized tax benefits as part of income tax expense. Total accrued interest and penalties related to unrecognized tax benefits as of December 29, 2018 and December 30, 2017 were $0.8 million and $1.6 million, respectively.
The Company conducts business in multiple jurisdictions, and as a result, one or more of the Company’s subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2014. All material state, local and foreign income tax matters have been concluded for years through 2011. The Company does not believe that the results of any tax authority examination would have a significant impact on its financial statements.
19. Commitments and Contingencies
Leases
The Company leases certain facilities throughout the world under operating lease agreements expiring at various dates through December 2026. Certain facility leases contain predetermined price escalations and in some cases renewal options. The Company recognizes the lease costs using a straight-line method based on total lease payments. The Company has received leasehold improvement incentives in connection with some of these leased facilities. These leasehold improvement incentives have been deferred and are being amortized as a reduction to rent expense on a straight-line basis over the life of the lease. As of December 29, 2018 and December 30, 2017, rent expense accrued in excess of the amount paid aggregated $1.4 million and $1.5 million, respectively, and is classified in accrued and other liabilities in the accompanying consolidated balance sheets. In addition, the Company also leases automobiles in the U.S., Europe and Japan that are classified as operating leases and expire at various dates through April 2022. The majority of these leases are non-cancellable.

Future minimum lease payments, including interest, under operating leases for each of the following fiscal years ending on or about December 31 are (in thousands):

Fiscal year	Total Operating Leases
2019	$6,926
2020	4,422
2021	2,384
2022	1,701
2023	1,568
Thereafter(1)	9,921
Total	$26,922
______________

(1)	Includes optional renewal period for certain leases.
Rental expense related to operating leases for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $6.9 million, $6.7 million and $5.9 million, respectively.
Employee Retirement Savings Plan
The Company sponsors a qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MSRP), covering all of the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the MSRP on a discretionary basis. The Company contributed $2.3 million, $2.2 million and $1.9 million to the Plan for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively, all in the form of matching contributions.
In addition, the Company also sponsors various defined contribution plans in certain locations outside of the United States (Subsidiary Plans). For each of the years ended December 29, 2018, December 30, 2017 and December 31, 2016, the Company contributed $0.4 million, $0.3 million and $0.3 million, respectively, to the Subsidiary Plans.
Employment and Severance Agreements
In July 2017, the Company entered into the First Amendment to the certain Amended and Restated Employment Agreement entered into between the Company and Mr. Kiani on November 4, 2015 (as amended, the Amended Employment Agreement). Pursuant to the terms of the Amended Employment Agreement, upon a “Qualifying Termination” (as defined in the Amended Employment Agreement), Mr. Kiani will be entitled to receive a cash severance benefit equal to two times the sum of his then-current base salary and the average annual bonus paid to Mr. Kiani during the immediately preceding three years, the full amount of the Award Shares and the full amount of the Cash Payment. In addition, in the event of a “Change in Control” (as defined in the Amended Employment Agreement) prior to a Qualifying Termination, on each of the first year and second year anniversaries of the Change in Control, 50% of the Cash Payment and 50% of the Award Shares will vest, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date; however, in the event of a Qualifying Termination or a termination of Mr. Kiani’s employment due to death or disability prior to either of such anniversaries, any unvested amount of the Cash Payment and all of the unvested Award Shares shall vest and be paid in full. Additionally, in the event of a Change in Control prior to a Qualifying Termination, Mr. Kiani’s stock options and any other equity awards will vest in accordance with their terms, but in no event later than in two equal installments on each of the one year and two year anniversaries of the Change in Control, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date. As of December 29, 2018, the expense related to the Award Shares and the Cash Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement was approximately $292.9 million.
As of December 29, 2018, the Company had severance plan participation agreements with eight of its executive officers. The participation agreements (Participation Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, which became effective on July 19, 2007 and was amended effective December 31, 2008.

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
Cercacor Cross-Licensing Agreement Provisions
The Company’s The Company’s Cross-Licensing Agreement with Cercacor contains annual minimum aggregate royalty obligations for use of the rainbow® licensed technology, The current annual minimum royalty obligation is $5.0 million. Upon a change in control (as defined in the Cross-Licensing Agreement) of the Company or Cercacor: (i) all rights to the “Masimo” trademark will be assigned to Cercacor if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark; (ii) the option to license technology developed by Cercacor for use in blood glucose monitoring will be deemed automatically exercised and a $2.5 million license fee for this technology will become immediately payable to Cercacor; and (iii) the minimum aggregate annual royalties payable to Cercacor for carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and/or glucose measurements will increase to $15.0 million per year until the exclusivity period of the agreement ends, plus up to $2.0 million for each additional vital sign measurement with no maximum ceiling for non-vital sign measurements.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $90.4 million of purchase commitments as of December 29, 2018, which are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items and to achieve better pricing and to ensure the Company will have raw materials when necessary.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of December 29, 2018, the Company had approximately $1.0 million in outstanding unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of December 29, 2018, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally insured limits. As of December 29, 2018, the Company had approximately $552.5 million of cash and cash equivalents, of which $3.3 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations. The Company invests its excess cash in time deposit accounts with major financial institutions.
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
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, revenue from the sale of the Company’s pulse oximetry products to customers affiliated with GPOs amounted to $470.5 million, $417.0 million and $375.0 million, respectively.

For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, the Company had sales through two just-in-time distributors, which in total represented approximately 12.5% and 10.0%, 12.7% and 11.2%, and 14.0% and 12.8% of total revenue, respectively. As of December 29, 2018, these two just-in-time distributors represented 6.7% and 3.2% of the accounts receivable balance. As of December 30, 2017, the same two just-in-time distributors represented 6.5% and 4.7% of the accounts receivable balance.
The majority of the Company’s royalty revenue arises from one agreement with Medtronic plc (Medtronic, formerly Covidien Ltd.) and is due and payable quarterly based on U.S. sales of certain Medtronic products. For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, the Company recognized royalty revenue pursuant to this agreement of $26.4 million, $32.8 million and $30.8 million, respectively. Medtronic is not obligated to pay royalties to the Company for its sales occurring after October 6, 2018.
The majority of the Company’s NRE service revenue arises from one agreement with Philips N.V. For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, the Company recognized NRE service revenue pursuant to this agreement of approximately $2.0 million, $19.2 million and $8.2 million, respectively. As of December 29, 2018, the Company had completed the majority of the contracted NRE services for Philips N.V.
Litigation
During the third quarter of fiscal year 2017, the Company became aware that certain amounts had been paid by a foreign government customer to the Company’s former appointed foreign agent in connection with a foreign government tender, but had not been remitted by such agent to the Company in accordance with the agency agreement. On December 28, 2017, the Company initiated arbitration proceedings against this foreign agent after unsuccessful attempts to recover such remittances. As a result, the Company recorded a net charge of approximately $10.5 million during the fourth quarter of fiscal year 2017 in connection with this dispute, of which $2.0 million was recovered during the year ended December 29, 2018. An arbitration hearing was held on February 11, 2019. The parties are awaiting the arbitration decision. Although the Company intends to vigorously pursue collection of the remaining amounts owed by the foreign agent, there is no guarantee that the Company will be successful in these efforts.
On January 24, 2018, the Company was notified that its former insurance carrier was seeking reimbursement of certain defense costs previously advanced by such insurance carrier in connection with an employment-related arbitration. Effective January 8, 2019, the Company and its former insurance carrier entered into a settlement agreement that included, among other things, a mutual release of claims and the Company’s payment of $0.4 million.
On January 2, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California by Physicians Healthsource, Inc. (PHI). The complaint alleges that the Company sent unsolicited facsimile advertisements in violation of the Junk Fax Protection Act of 2005 and related regulations. The complaint seeks $500 for each alleged violation, treble damages if the District Court finds the alleged violations to be knowing, plus interest, costs and injunctive relief. On April 14, 2014, the Company filed a motion to stay the case pending a decision on a related petition filed by the Company with the Federal Communications Commission (FCC). On May 22, 2014, the District Court granted the motion and stayed the case pending a ruling by the FCC on the petition. On October 30, 2014, the FCC granted some of the relief and denied some of the relief requested in the Company’s petition. Both parties appealed the FCC’s decision on the petition. On November 25, 2014, the District Court granted the parties’ joint request that the stay remain in place pending a decision on the appeal. On March 31, 2017, the D.C. Circuit Court of Appeals vacated and remanded the FCC’s decision, holding that the applicable FCC rule was unlawful to the extent it requires opt-out notices on solicited faxes. On April 28, 2017, PHI filed a petition seeking rehearing by the D.C. Circuit Court of Appeals. The D.C. Circuit Court of Appeals denied the requested rehearing on June 6, 2017. The plaintiff filed a petition for a writ of certiorari with the United States Supreme Court on September 5, 2017 seeking review of the D.C. Circuit Court of Appeals’ decision. The Company and the FCC filed oppositions to this petition on January 16, 2018. On February 20, 2018, the Supreme Court denied certiorari. The District Court lifted the stay on April 9, 2018 and set a trial date of November 5, 2019. On January 22, 2019, the District Court extended the deadline for PHI to file its motion for class certification to April 8, 2019. The Company believes it has good and substantial defenses to the claims in the District Court litigation, but there is no guarantee that the Company will prevail. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying condensed consolidated financial statements.
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

20. Segment Information and Enterprise Reporting
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
The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Year ended December 29, 2018		Year ended December 30, 2017 As Adjusted		Year ended December 31, 2016 As Adjusted
Geographic area by destination
United States	$566,816	68.3%	$502,983	68.1%	$475,068	70.5%
Europe, Middle East and Africa	160,910	19.4	138,689	18.8	113,015	16.8
Asia and Australia	75,534	9.1	72,434	9.8	66,136	9.8
North and South America (excluding United States)	26,614	3.2	24,136	3.3	19,743	2.9
Total Product Revenue	$829,874	100.0%	$738,242	100.0%	$673,962	100.0%
The Company’s consolidated long-lived assets (total non-current assets excluding deferred taxes, goodwill and intangible assets) by geographic area are (in thousands, except percentages):

	Year ended December 29, 2018		Year ended December 30, 2017 As Adjusted		Year ended December 31, 2016 As Adjusted
Long-lived assets by geographic area
United States	$280,215	94.3%	$265,678	95.6%	$224,540	95.8%
International	17,075	5.7	12,342	4.4	9,893	4.2
Total	$297,290	100.0%	$278,020	100.0%	$234,433	100.0%
The Company possesses licenses from the U.S. Treasury Department’s Office of Foreign Assets Control for conducting business with certain countries identified by the State Department as state sponsors of terrorism. The Company does not have any subsidiaries, affiliates, offices, investments or employees in any country identified as a state sponsor of terrorism. In addition, the Company did not have any sales to customers in Sudan or Syria during the years ended December 29, 2018, December 30, 2017 and December 31, 2016. However, the Company did have immaterial product sales related to certain customers in Iran during the years ended December 29, 2018, December 30, 2017 and December 31, 2016, but does not believe that such sales activities were material to its business, financial condition or results of operations.

21. Quarterly Financial Data (unaudited)
The following tables contain selected unaudited consolidated statements of operations data for each quarter of 2018 and 2017 (in thousands, except per share data):

	Quarters Ended
Fiscal 2018	March 31, 2018	June 30, 2018	September 29, 2018	December 29, 2018
Total revenue	$212,953	$211,621	$210,583	$223,132
Gross profit	143,661	142,147	140,753	148,331
Operating income	53,885	51,612	48,641	53,906
Net income	45,630	43,853	57,126	46,934
Net income per share
Basic(1)	$0.88	$0.84	$1.09	$0.88
Diluted(1)	$0.82	$0.79	$1.02	$0.83

	Quarters Ended
Fiscal 2017	April 1, 2017 As Adjusted	July 1, 2017 As Adjusted	September 30, 2017 As Adjusted	December 30, 2017 As Adjusted
Total revenue	$196,643	$192,306	$193,360	$207,939
Gross profit	132,414	126,901	124,065	138,652
Operating income	52,151	43,849	43,061	44,726
Net income	51,533	45,138	35,853	(7,735)
Net income per share
Basic(1)	$1.02	$0.87	$0.69	$(0.15)
Diluted(1)	$0.93	$0.80	$0.64	$(0.15)
 ______________
(1) The sum of the basic and diluted earnings per share numbers for each quarter may not equal the basic and diluted earnings per share number for the entire year due to quarterly rounding.

Schedule II

MASIMO CORPORATION VALUATION AND QUALIFYING ACCOUNTS Years ended December 29, 2018, December 30, 2017 and December 31, 2016 (in thousands)

Description	Balance at beginning of period	Additions charged to expense and other accounts	Amounts charged against reserve	Balance at end of period
Year ended December 29, 2018
Allowance for doubtful accounts	$2,116	$(486)	$(95)	$1,535
Sales returns, allowance and reserves	371	1,416	(1,408)	379
Valuation allowance on deferred tax asset	—	—	—	—
Year ended December 30, 2017
Allowance for doubtful accounts	1,698	251	167	2,116
Sales returns, allowance and reserves	605	1,593	(1,827)	371
Valuation allowance on deferred tax asset	—	—	—	—
Year ended December 31, 2016
Allowance for doubtful accounts	1,967	259	(528)	1,698
Sales returns, allowance and reserves	710	2,320	(2,425)	605
Valuation allowance on deferred tax asset	4,196	—	(4,196)	—