Form 10-Q
period 2019-03-30
MASIMO CORP
filed 2019-05-06
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities Registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	MASI	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class		Number of Shares Outstanding as of March 30, 2019
Common stock, $0.001 par value		53,337,183

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 30, 2019

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	March 30, 2019	December 29, 2018
ASSETS
Current assets
Cash and cash equivalents	$412,861	$552,490
Short-term investments	180,000	—
Trade accounts receivable, net of allowance for doubtful accounts of $1,738 and $1,535 at March 30, 2019 and December 29, 2018, respectively	117,822	109,629
Inventories	93,259	94,732
Other current assets	46,355	29,227
Total current assets	850,297	786,078
Lease receivable, noncurrent	41,149	—
Deferred costs and other contract assets	15,599	126,105
Property and equipment, net	167,288	165,972
Intangible assets, net	27,830	27,924
Goodwill	22,376	23,297
Deferred tax assets	30,464	21,210
Other non-current assets	24,373	4,232
Total assets	$1,179,376	$1,154,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$32,970	$40,388
Accrued compensation	30,040	49,486
Deferred revenue and other contract-related liabilities, current	22,677	33,106
Other current liabilities	35,470	24,627
Total current liabilities	121,157	147,607
Other non-current liabilities	53,143	38,146
Total liabilities	174,300	185,753
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at March 30, 2019 and December 29, 2018	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 53,337 and 53,085 shares issued and outstanding at March 30, 2019 and December 29, 2018, respectively	53	53
Treasury stock, 15,255 shares at March 30, 2019 and December 29, 2018	(489,026)	(489,026)
Additional paid-in capital	547,225	533,164
Accumulated other comprehensive loss	(6,776)	(6,199)
Retained earnings	953,600	931,073
Total stockholders’ equity	1,005,076	969,065
Total liabilities and stockholders’ equity	$1,179,376	$1,154,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 30, 2019	March 31, 2018
Revenue:
Product	$230,548	$204,389
Royalty and other revenue	1,116	8,564
Total revenue	231,664	212,953
Cost of goods sold	80,022	69,292
Gross profit	151,642	143,661
Operating expenses:
Selling, general and administrative	74,204	70,217
Research and development	21,415	19,559
Total operating expenses	95,619	89,776
Operating income	56,023	53,885
Non-operating income	3,886	1,647
Income before provision for income taxes	59,909	55,532
Provision for income taxes	10,587	9,902
Net income	$49,322	$45,630

Net income per share:
Basic	$0.93	$0.88
Diluted	$0.87	$0.82

Weighted-average shares used in per share calculations:
Basic	53,210	51,709
Diluted	56,799	55,496
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net income	$49,322	$45,630
Other comprehensive income, net of tax:
Unrealized losses from foreign currency translation adjustments	(577)	(270)
Comprehensive income	$48,745	$45,360
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)

	Three Months Ended March 31, 2018
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 30, 2017	51,636	$52	15,059	$(472,536)	$461,494	$(2,941)	$737,956	$724,025
Stock options exercised	314	—	—	—	8,880	—	—	8,880
Restricted/Performance stock units vested	31	—	—	—	—	—	—	—
Shares paid for tax withholding	(2)	—	—	—	(168)	—	—	(168)
Stock-based compensation	—	—	—	—	5,332	—	—	5,332
Repurchases of common stock	(196)	—	196	(16,490)	—	—	—	(16,490)
Net income	—	—	—	—	—	—	45,630	45,630
Adoption of ASU 2016-16	—	—	—	—	—	—	(426)	(426)
Foreign currency translation adjustment	—	—	—	—	—	(270)	—	(270)
Balance at March 31, 2018	51,783	$52	15,255	$(489,026)	$475,538	$(3,211)	$783,160	$766,513

	Three Months Ended March 30, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 29, 2018	53,085	$53	15,255	$(489,026)	$533,164	$(6,199)	$931,073	$969,065
Stock options exercised	224	—	—	—	6,867	—	—	6,867
Restricted/Performance stock units vested	29	—	—	—	—	—	—	—
Shares paid for tax withholding	(1)	—	—	—	(123)	—	—	(123)
Stock-based compensation	—	—	—	—	7,317	—	—	7,317
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	—	—	(26,795)	(26,795)
Net income	—	—	—	—	—	—	49,322	49,322
Foreign currency translation adjustment	—	—	—	—	—	(577)	—	(577)
Balance at March 30, 2019	53,337	$53	15,255	$(489,026)	$547,225	$(6,776)	$953,600	$1,005,076

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$49,322	$45,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,419	5,241
Stock-based compensation	7,317	5,332
Loss on disposal of property, equipment and intangibles	65	429
Provision from doubtful accounts	234	(394)
Benefit from deferred income taxes	(31)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(8,531)	17,776
Decrease in inventories	1,357	1,139
Decrease (increase) in other current assets	3,043	(204)
Increase in lease receivable, net	(3,104)	—
Decrease (increase) in deferred costs and other contract assets	7,120	(5,706)
(Increase) decrease in other non-current assets	(115)	644
(Decrease) increase in accounts payable	(6,097)	2,363
Decrease in accrued compensation	(19,364)	(11,074)
(Decrease) increase in accrued liabilities	(2,736)	2,193
Increase in income tax payable	5,566	6,318
Increase in deferred revenue and other contract-related liabilities	2,377	2,381
Increase (decrease) in other non-current liabilities	626	(73)
Net cash provided by operating activities	42,468	71,995
Cash flows from investing activities:
Purchases of short-term investments	(180,000)	—
Purchases of property and equipment, net	(6,963)	(3,788)
Increase in intangible assets	(1,040)	(3,583)
Net cash used in investing activities	(188,003)	(7,371)
Cash flows from financing activities:
Proceeds from issuance of common stock	6,288	8,415
Payroll tax withholdings on behalf of employees for vested equity awards	(123)	(168)
Repurchases of common stock	—	(18,479)
Net cash provided by (used in) financing activities	6,165	(10,232)
Effect of foreign currency exchange rates on cash	(261)	(225)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(139,631)	54,167
Cash, cash equivalents and restricted cash at beginning of period	552,641	315,483
Cash, cash equivalents and restricted cash at end of period	$413,010	$369,650
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of the Company
Masimo Corporation (the Company) is a global medical technology company that develops, manufactures and markets a variety of noninvasive patient monitoring technologies and hospital automation solutions. The Company’s mission is to improve patient outcomes and reduce the cost of care. The Company’s patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software and/or cables. The Company primarily sells its products to hospitals, emergency medical service providers, home care providers, physician offices, veterinarians, long term care facilities and consumers through its direct sales force, distributors and original equipment manufacturer (OEM) partners.
The Company invented Masimo Signal Extraction Technology® (SET®), which provides the capabilities of Measure-through Motion and Low Perfusion™ pulse oximetry to address the primary limitations of conventional pulse oximetry. Over the years, the Company’s product offerings have expanded significantly to also include rainbow® Pulse CO-Oximetry, with its ability to monitor carboxyhemoglobin (SpCO®), methemoglobin (SpMet®), total hemoglobin concentration (SpHb®), fractional arterial oxygen saturation (SpfO2™), Oxygen Content (SpOC™), Pleth Variability Index (PVi®), rainbow® Pleth Variability Index (RPVi™), respiration rate from the pleth (RRp® and Oxygen Reserve Index (ORi™); as well as acoustic respiration monitoring (RRa®), SedLine® brain function monitoring, NomoLine® capnography and gas monitoring and O3® regional oximetry. These technologies are based upon Masimo SET®, rainbow® and other proprietary algorithms and are incorporated into a variety of product platforms depending on customers' specifications. The Company’s current technology offerings also include remote patient monitoring, connectivity, and hospital automation solutions, including Masimo Patient SafetyNet1, Masimo Patient SafetyNet Surveillance1, Replica™, Iris®, MyView®, UniView® and Trace™. The Company's technologies are supported by a substantial intellectual property portfolio that the Company has built through internal development and, to a lesser extent, acquisitions and license agreements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of December 29, 2018 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (fiscal year 2018), filed with the SEC on February 26, 2019. The results for the three months ended March 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 28, 2019 (fiscal year 2019) or for any other interim period or for any future year.
As further discussed below in this Note 2 to these condensed consolidated financial statements, the Company adopted Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842), effective December 30, 2018. The Company applied the modified retrospective approach using the current-period adjustment method of adoption, whereby all periods beginning on or after December 30, 2018 are presented under ASC 842 with a cumulative effect adjustment to the opening balance sheet as of the first day of fiscal year 2019, and all prior period amounts are not adjusted and continue to be reported in accordance with the legacy accounting requirements under ASC Topic 840, Leases.
Fiscal Periods
The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week fiscal year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 fiscal week quarters and one 14 fiscal week quarter. The Company’s last 53 week fiscal year was fiscal year 2014. Fiscal year 2019 is a 52 week fiscal year. All references to years in these notes to condensed consolidated financial statements are fiscal years unless otherwise noted.
__________________________________________
1     The use of the trademark Patient SafetyNet is under license from the University HealthSystem Consortium.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Use of Estimates
The Company prepares its financial statements in conformity with GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the determination of total contract consideration and how such consideration should be allocated to each performance obligation within a contract, credit loss allowances on accounts and lease receivables, inventory reserves, warranty reserves, rebate accruals, valuation of the Company’s equity awards, goodwill valuation, deferred taxes and any associated valuation allowances, deferred revenue, uncertain income tax positions, and litigation costs and related accruals. Actual results could differ from such estimates.
Reclassifications
Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period presentation, including previously reported selling, general and administrative expenses that have been reclassified as research and development expenses within the condensed consolidated financial statements for the three months ended March 31, 2018.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by-contract basis. There were no transfers between Level 1, Level 2 and Level 3 inputs during the three months ended March 30, 2019. The Company carries cash and cash equivalents at cost, which approximates fair value.
The following tables represent the Company’s financial assets (in thousands), measured at fair value on a recurring basis as of March 30, 2019:

					Reported as
	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$412,861	$—	$—	$412,861	$412,861	$—
Level 1:
Certificates of deposit	180,000	—	—	180,000	—	180,000
Subtotal	180,000	—	—	180,000	—	180,000
Level 2:
None	—	—	—	—	—	—
Level 3:
None	—	—	—	—	—	—
Total assets measured at fair value	$592,861	$—	$—	$592,861	$412,861	$180,000
As of December 29, 2018, the Company had an insignificant amount of other financial assets that were required to be measured under the fair value hierarchy, the measurement of which were based on Level 1 inputs.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments that are readily convertible into known amounts of cash, to be cash equivalents.
Short-Term Investments
The Company classifies its investments in certificates of deposits maturing in one year or less as short-term investments. The carrying value of such investment approximates fair value and are accessible without any significant restrictions, taxes, or penalties. During the three months ended March 30, 2019, the Company invested $180.0 million in certificates of deposits with maturities ranging from 6 months to one year.
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
For the three months ended March 30, 2019 and March 31, 2018, depreciation and amortization expense of property and equipment was $5.4 million and $5.2 million, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Lessee Right-of-Use (ROU) Assets and Lease Liabilities
As further discussed below in this Note 2 to these condensed consolidated financial statements, the Company adopted ASC 842 effective December 30, 2018. The Company determines if an arrangement contains a lease at inception. ROU assets represent the Company’s right to use an asset underlying an operating lease for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from an operating lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. Many of the Company’s lessee agreements include options to extend the lease, which the Company does not include in its lease terms unless they are reasonably certain to be exercised. The Company utilizes a portfolio approach to account for the ROU assets and liabilities associated with certain equipment leases. The Company has also made an accounting policy election not to separate lease and non-lease components for its real estate leases and to exclude short-term leases with a term of twelve months or less from its application of ASC 842. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.
Intangible Assets
The Company’s policy is to renew its patents and trademarks. Total renewal costs for patents and trademarks for the three months ended March 30, 2019 and March 31, 2018 were $0.3 million and $0.1 million, respectively. As of March 30, 2019, the weighted-average number of years until the next renewal was less than one year for patents and six years for trademarks. Costs to renew patents and trademarks are capitalized and amortized over the remaining useful life of the intangible asset. The Company continually evaluates the amortization period and carrying basis of patents and trademarks to determine whether any events or circumstances warrant a revised estimated useful life or reduction in value. Capitalized application costs are charged to operations when it is determined that the patent or trademark will not be obtained or is abandoned.
Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is not amortized, but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. In assessing goodwill impairment, the Company has the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company’s qualitative assessment of the recoverability of goodwill considers various macroeconomic, industry-specific and Company-specific factors, including: (i) severe adverse industry or economic trends; (ii) significant Company-specific actions; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization below its net book value. If, after assessing the totality of events or circumstances, the Company determines it is unlikely that the fair value of a reporting unit is less than its carrying amount, then a quantitative analysis is unnecessary. However, if the Company concludes otherwise, or if the Company elects to bypass the qualitative analysis, then the Company must perform a quantitative analysis that compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, a goodwill impairment loss is recognized for the lesser of: (a) the amount that the carrying amount of a reporting unit exceeds its fair value; or (b) the amount of the goodwill allocated to that reporting unit. The annual impairment test is performed during the fourth fiscal quarter.
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
No impairment of goodwill, intangible assets or other long-lived assets was recorded during each of the three months ended March 30, 2019 and March 31, 2018.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Revenue Recognition, and Deferred Revenue and Other Contract Liabilities
The Company derives the majority of its product revenue from four primary sources: (i) direct sales under deferred equipment agreements with end-user hospitals where the Company provides up-front monitoring equipment at no up-front charge in exchange for a multi-year sensor purchase commitment, (ii) other direct sales of noninvasive monitoring solutions to end-user hospitals, emergency medical response organizations and other direct customers; (iii) sales of noninvasive monitoring solutions to distributors who then typically resell to end-user hospitals, emergency medical response organizations and other customers; and (iv) sales of integrated circuit boards to OEM customers who incorporate the Company’s embedded software technology into their multiparameter monitoring devices. Subject to customer credit considerations, the majority of such sales are made on open account using industry standard payment terms based on the geography within which the specific customer is located.
The Company generally recognizes revenue following a single, principles-based five-step model to be applied to all contracts with customers and generally provides for the recognition of revenue in an amount that reflects the consideration to which the Company expects to be entitled, net of allowances for estimated returns, discounts or sales incentives, as well as taxes collected from customers that are remitted to government authorities, when control over the promised goods or services are transferred to the customer. Revenue related to equipment supplied under sales-type lease arrangements is recognized once control over the equipment is transferred to the customer, while revenue related to equipment supplied under operating-type lease arrangements is generally recognized on a straight-line basis over the term of the lease.
While the majority of the Company’s revenue contracts and transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation, judgment and analysis is required to determine the appropriate accounting, including: (i) the amount of the total consideration, including variable consideration, (ii) whether the arrangement contains an embedded lease, and if so, whether such embedded lease is a sales-type lease or an operating lease, (iii) how the arrangement consideration should be allocated to each performance obligation when multiple performance obligations exist, including the determination of standalone selling price, (iv) when to recognize revenue on the performance obligations, and (v) whether uncompleted performance obligations are essential to the functionality of the completed performance obligations. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.
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
Sales under deferred equipment agreements are generally structured such that the Company agrees to provide certain monitoring-related equipment, software, installation, training and/or warranty support at no up-front charge in exchange for the hospital’s agreement to purchase sensors over the term of the agreement, which generally ranges from three to six years. The Company allocates contract consideration under deferred equipment agreements containing fixed annual sensor purchase commitments to the underlying lease and non-lease components at contract inception. In determining whether any underlying lease components are related to a sales-type lease or an operating lease, the Company evaluates the customer’s rights and ability to control the use of the underlying equipment throughout the contract term, including any equipment substitution rights retained by the Company, as well as the Company’s expectations surrounding potential contract/lease extensions or renewals and the customer’s exercise of any purchase options. Revenue allocable to non-lease performance obligations is generally recognized as such non-lease performance obligations are satisfied. Revenue allocable to lease components under sales-type lease arrangements is generally recognized when the lease commences. Revenue allocable to lease components under operating lease arrangements is generally recognized over the term of the operating lease. The Company generally does not expect to derive any significant value in excess of such asset’s unamortized book value from equipment underlying its operating leases arrangements after the end of the agreement.
Revenue from direct sales of products to the Company’s end-user hospitals, emergency medical response organizations and other direct customers, as well as to its distributors, is generally recognized upon shipment or delivery to the customer based on the terms of the contract or underlying purchase order.
Sales of integrated circuit boards and other products to the Company’s OEM customers are generally recognized as revenue at the time of shipment. Revenue related to OEM rainbow® parameter software licenses is generally recognized upon shipment of the OEM’s product to its customers, as reported to the Company by the OEM.

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
The majority of the Company’s royalty and other revenue arose from one agreement and was due and payable quarterly in arrears. An estimate of these royalty revenues was recorded quarterly in the period earned based on historical results, adjusted for any new information or trends known to management at the time of estimation. This estimated revenue was adjusted prospectively when the Company received the underlying royalty report, approximately sixty days after the end of the previous quarter. For the three months ended March 30, 2019 and March 31, 2018, the Company recognized royalty revenue pursuant to this agreement of approximately $0.7 million and $8.1 million, respectively. The Company received its final royalty payment from this agreement during the three months ended March 30, 2019.
The Company also recognizes revenue from time-to-time related to non-recurring engineering (NRE) services. NRE service revenue is generally recognized over time based on actual costs incurred by the Company.
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
Deferred Costs and Other Contract Assets
The costs of monitoring-related equipment provided to hospitals under operating lease arrangements within the Company’s deferred equipment agreements are generally deferred and amortized to cost of goods sold over the life of the underlying contracts. Some of the Company’s deferred equipment agreements also contain provisions for certain payments to be made directly to the end-user hospital customer at the inception of the arrangement. These contractual incentive payments are generally allocated to the lease and non-lease components and recognized as a reduction to revenue as the underlying performance obligations are satisfied.
The Company generally invoices its customers under deferred equipment agreements as sensors are provided to the customer. However, the Company may recognize revenue for certain non-lease performance obligations under deferred equipment agreements with fixed annual commitments at the time such performance obligations are satisfied and prior to the customer being invoiced. When this occurs, the Company records an unbilled contract receivable related to such revenue until the customer has been invoiced pursuant to the terms of the underlying deferred equipment agreement.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Changes in the product warranty accrual were as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Warranty accrual, beginning of period	$1,910	$1,149
Accrual for warranties issued	720	430
Changes to pre-existing warranties (including changes in estimates)(1)	2,447	(278)
Settlements made	(524)	(161)
Warranty accrual, end of period	$4,553	$1,140
______________

(1)
In connection with its adoption of ASC 842 on December 30, 2018, the Company recorded an adjustment to pre-existing warranties of $2.5 million related to equipment previously capitalized under its deferred equipment agreements where the embedded leases were treated as operating leases under prior guidance. See “Recently Adopted Accounting Pronouncements” to these condensed consolidated financial statements for additional information related to the Company’s adoption of ASC 842.

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
The change in accumulated other comprehensive loss was as follows (in thousands):

Three Months Ended March 30, 2019
Accumulated other comprehensive loss, beginning of period	$(6,199)
Unrealized gains from foreign currency translation	(577)
Accumulated other comprehensive loss, end of period	$(6,776)
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance share units (PSUs). For the three months ended March 30, 2019 and March 31, 2018, weighted options to purchase 0.3 million and 0.9 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs are considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of each of March 30, 2019 and March 31, 2018, 2.7 million weighted average shares related to such RSUs have been excluded from the calculation of potential shares for each of the three month periods then ended.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

A reconciliation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2019	March 31, 2018
Net income	$49,322	$45,630
Basic net income per share:
Weighted-average shares outstanding - basic	53,210	51,709
Net income per basic share	$0.93	$0.88
Diluted net income per share:
Weighted-average shares outstanding - basic	53,210	51,709
Diluted share equivalent: stock options, RSUs and PSUs	3,589	3,787
Weighted-average shares outstanding - diluted	56,799	55,496
Net income per diluted share	$0.87	$0.82
Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash paid during the year for:
Interest	$13	$169
Income taxes	2,157	1,023
Operating lease payments included in the measurement of lease liabilities	1,748	—

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities(1)	$22,983	$—

Non-cash investing activities:
Unpaid purchases of property, plant and equipment	$1,127	$1,492

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$583	$794

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$412,861	$369,498
Restricted cash	149	152
Total cash, cash equivalents and restricted cash shown in the statement of cash flow	$413,010	$369,650
______________

(1)
In connection with its adoption of ASC 842 on December 30, 2018, the Company recorded a lessee operating lease ROU asset of $22.5 million. See “Recently Adopted Accounting Pronouncements” to these condensed consolidated financial statements for additional information related to the Company’s adoption of ASC 842.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Recently Adopted Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The new standard allows a reclassification for certain stranded tax effects from accumulated other comprehensive income to retained earnings, and requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for annual and interim periods beginning after December 15, 2018. The Company adopted this standard during the three months ended March 30, 2019 and such adoption did not have a material impact on its condensed consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Subsequent to the issuance of ASU 2016-02, the FASB clarified the guidance through several ASUs. The collective guidance was codified by the FASB in ASC 842, which, among other things (i) requires the Company to recognize an ROU asset and a lease liability for all operating leases for which the Company is the lessee; (ii) changes the classification of certain embedded leases within the Company’s deferred equipment agreements with its customers from operating to sales-type leases, resulting in the acceleration of revenue under certain contracts, as well as the immediate expensing of certain costs that were previously deferred and expensed over the term of the lease; and (iii) requires disclosures by the Company as a lessor and lessee about the amount, timing and uncertainty of cash flows arising from its leases.
On December 30, 2018, the Company adopted ASC 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning December 30, 2018 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, Leases. Adoption of this new accounting standard had a material impact on the Company’s condensed consolidated balance sheet as of March 30, 2019, but did not have a significant impact on the Company’s consolidated net earnings and cash flows for the three months ended March 30, 2019. For leases that commenced before the effective date of ASC 842, the Company did not elect any of the permitted practical expedients. However, the Company utilized a portfolio approach for purposes of determining the discount rate associated with certain equipment leases and made certain accounting policy elections not to separate lease and non-lease components for its real estate leases and to exclude short-term leases with a term of twelve months or less from its application of ASC 842.
In connection with its adoption of ASC 842, the Company recorded lessee operating lease ROU assets and lessee operating lease liabilities of $22.5 million as of December 30, 2018, primarily related to real estate and equipment leases, based on the present value of the future lease payments on such date. As a lessor, the Company also recorded customer lease receivables of $57.7 million, a reduction to equipment leased to customers (formerly titled deferred cost of goods sold) of $103.5 million, an increase to deferred tax assets of $8.6 million, a decrease to deferred revenue and contract-related liabilities of $13.4 million, an increase in other current liabilities of $3.0 million and a cumulative net decrease to retained earnings of $26.8 million, all related to the reclassification of certain embedded leases in existing deferred equipment agreements from operating to sales-type leases as of December 30, 2018. See Notes 6, 7 and 9 to these condensed consolidated financial statements for additional disclosures required by ASC 842.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). The new standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company does not expect this standard will have a material impact on its consolidated financial statements upon adoption.
In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (ASU 2018-09). This new standard amends, clarifies, corrects errors in and makes minor improvements to the ASC. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments of ASU 2018-09 do not require transition guidance and are effective upon issuance. The Company does not expect this standard will have a material impact on its consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). In November 2018, the FASB clarified this guidance with ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The collective new guidance (ASC 326) generally requires entities to use a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect. The entity’s estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts. ASC 326 is effective for annual and interim fiscal reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is continuing to evaluate the expected impact of this ASC 326 but does not expect it to have a material impact on its consolidated financial statements upon adoption.
3. Related Party Transactions
The Company’s Chairman and CEO is also the Chairman and CEO of Cercacor. The Company is a party to the following agreements with Cercacor:

•
Cross-Licensing Agreement - The Company and Cercacor are parties to the Cross-Licensing Agreement, which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities to Cercacor arising under the Cross-Licensing Agreement were $2.9 million and $2.5 million for the three months ended March 30, 2019 and March 31, 2018, respectively.

•
Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were less than $0.1 million for each of the three months ended March 30, 2019 and March 31, 2018.

•
Sublease Agreement - In March 2016, the Company entered into a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California (Cercacor Sublease). The Cercacor Sublease began on May 1, 2016 and expires on November 30, 2019. The Company recognized less than $0.1 million in sublease income for each of the three months ended March 30, 2019 and March 31, 2018.

Net amounts due to Cercacor at each of March 30, 2019 and December 29, 2018 were $2.4 million and $2.9 million, respectively.
The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. In addition, the Company’s Executive Vice President (EVP), General Counsel and Corporate Secretary and its EVP, Chief Financial Officer (CFO) are both directors and also serve as Secretary and Treasurer, respectively, of the Masimo Foundation.
The Company’s CEO is also the Chairman of both the Patient Safety Movement Foundation (PSMF), a non-profit organization which was founded in 2013 to work with hospitals, medical technology companies and patient advocates to unite the healthcare ecosystem and eliminate the more than 200,000 U.S. preventable hospital deaths that occur every year by 2020, and the Patient Safety Movement Coalition (PSMC), a not-for-profit social welfare organization that was founded in 2013 to promote patient safety legislation. The Company’s EVP, CFO also serves as the Treasurer of both PSMF and PSMC, and the Company’s EVP, General Counsel and Corporate Secretary also serves as the Secretary for PSMC.
The Company maintains an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. For each of the three months ended March 30, 2019 and March 31, 2018, the Company charged the Company’s CEO less than $0.1 million related to such reimbursements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

4. Inventories
Inventories consist of the following (in thousands):

	March 30, 2019	December 29, 2018
Raw materials	$41,520	$38,955
Work-in-process	10,677	9,036
Finished goods	41,062	46,741
Total inventories	$93,259	$94,732
5. Other Current Assets
Other current assets consist of the following (in thousands):

	March 30, 2019	December 29, 2018
Lease receivable, current	$19,677	$—
Prepaid expenses	11,957	10,582
Indirect taxes receivable	5,472	6,516
Customer notes receivable	3,402	3,780
Prepaid income taxes	452	3,071
Other current assets	5,395	5,278
Total other current assets	$46,355	$29,227
6. Lease Receivable
The Company adopted ASC 842, the new lease accounting standard, effective as of December 30, 2018. Among other things, the Company’s adoption of ASC 842 resulted in changes to the classification of certain embedded leases within its deferred equipment agreements from operating to sales-type leases. As a result, the Company now recognizes revenue and costs, as well as a lease receivable, at the time the lease commences pursuant to deferred equipment agreements containing embedded sales-type leases. Revenue and costs related to embedded leases within the Company’s deferred equipment agreements are included in product revenue and cost of goods sold, respectively. See “Recently Adopted Accounting Pronouncements” under Note 2 to these condensed consolidated financial statements for additional information related to the Company’s adoption of ASC 842.
Lease receivable consists of the following (in thousands):

March 30, 2019
Lease receivable	$61,161
Allowance for credit loss	(335)
Lease receivable, net	60,826
Less: Current portion of lease receivable	(19,677)
Lease receivable, noncurrent	$41,149

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

As of March 30, 2019, estimated future maturities of customer sales-type lease receivables for each of the following fiscal years are as follows (in thousands):

Fiscal year	Maturities of Customer Lease Receivables
2019 (balance of year)	$16,617
2020	15,820
2021	9,838
2022	8,124
2023	5,196
Thereafter	5,231
Total	$60,826
Estimated future operating lease payments expected to be received from customers under deferred equipment agreements are not material as of March 30, 2019.
7. Deferred Costs and Other Contract Assets
Contract-related assets consist of the following (in thousands):

	March 30, 2019	December 29, 2018
Prepaid contract incentives	$6,487	$7,036
Deferred commissions	5,158	5,085
Unbilled contract receivables	3,432	5,567
Equipment leased to customers, net(1)	522	108,417
Total contract-related assets	$15,599	$126,105
______________

(1)
Formerly titled “Deferred cost of goods sold”. In connection with its adoption of ASC 842 on December 30, 2018, the Company recorded a reduction to equipment leased to customers, net, of $103.5 million as a result of the reclassification of certain embedded leases within the Company’s deferred equipment agreements with its customers from operating to sales-type leases. See “Recently Adopted Accounting Pronouncements” to these condensed consolidated financial statements for additional information related to the Company’s adoption of ASC 842.

For the three months ended March 30, 2019 and March 31, 2018, $0.2 million and $7.3 million, respectively, of equipment leased to customers was amortized to cost of goods sold. As of March 30, 2019 and December 29, 2018, accumulated amortization of equipment leased to customers was $0.5 million and $103.1 million, respectively.
For the three months ended March 30, 2019 and March 31, 2018, $0.5 million and $0.4 million, respectively, of prepaid contract incentives was amortized as a reduction to revenue.
For the three months ended March 30, 2019 and March 31, 2018, $0.5 million and $0.6 million, respectively, of deferred commissions was amortized to selling, general and administrative expenses.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

8. Property and Equipment
Property and equipment, net, consists of the following (in thousands):

	March 30, 2019	December 29, 2018
Building and building improvements	$90,974	$88,449
Machinery and equipment	57,001	54,525
Aircraft and vehicles	25,555	25,555
Land	23,762	23,762
Computer equipment	18,334	16,582
Leasehold improvements	16,896	16,428
Tooling	14,465	14,212
Furniture and office equipment	10,558	10,459
Demonstration units	465	470
Construction-in-progress (CIP)	11,360	13,320
Total property and equipment	269,370	263,762
Accumulated depreciation and amortization	(102,082)	(97,790)
Property and equipment, net	$167,288	$165,972
For the three months ended March 30, 2019 and March 31, 2018, depreciation expense of property and equipment was $4.3 million and $4.0 million, respectively.
The balances in CIP at March 30, 2019 and December 29, 2018 related primarily to capitalized costs associated with the implementation of a new enterprise resource planning software system, capital improvements to various facilities and manufacturing equipment, the underlying assets for which have not been completed or placed into service.
9. Lessee ROU Assets and Lease Liabilities
The Company adopted ASC 842, the new lease accounting standard, effective as of December 30, 2018. Among other things, the Company’s adoption of ASC 842 resulted in: (a) the recognition of lessee ROU assets for the right to use assets subject to operating leases; and (b) the recognition of lessee lease liabilities for its obligation to make operating lease payments. See “Recently Adopted Accounting Pronouncements” under Note 2 to these condensed consolidated financial statements for additional information related to the Company’s adoption of ASC 842.
The Company leases certain facilities in North and South America, Europe, the Middle East and Asia-Pacific regions under operating lease agreements expiring at various dates through November 2026. In addition, the Company leases equipment in the U.S. and Europe that are classified as operating leases and expire at various dates through September 2023. The majority of these leases are non-cancellable and generally do not contain any material residual value guarantees or material restrictive covenants. The Company recognizes lease costs under these agreements using a straight-line method based on total lease payments. Certain facility leases contain predetermined price escalations and in some cases renewal options, the longest of which is for 5 years.
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of March 30, 2019, the weighted average discount rate used by the Company for all operating leases was approximately 3.8%.
Balance sheet classifications related to the Company’s operating leases for the period ended March 30, 2019 are as follows:

	Balance sheet classification	March 30, 2019
Lessee ROU assets	Other non-current assets	$20,032

Lessee current lease liabilities	Other current liabilities	5,075
Lessee non-current lease liabilities	Other non-current liabilities	16,345
Total operating lease liabilities		$21,420

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The weighted average remaining lease term for the Company’s operating leases was 8.2 years as of March 30, 2019.
As of March 30, 2019, estimated future operating lease payments for each of the following fiscal years were as follows (in thousands):

Fiscal year	Total Operating Leases
2019 (balance of year)	$4,991
2020	4,130
2021	2,358
2022	1,663
2023	1,487
Thereafter(1)	10,567
Total	25,196
Imputed Interest	(3,776)
Present Value	$21,420
______________
(1)     Includes optional renewal period for certain leases.
As of December 29, 2018, the estimated future minimum lease payments, including interest, under operating leases for each of the following fiscal years ending on or about December 31 were as follows (in thousands):

Fiscal year	Total Operating Leases
2019	$6,926
2020	4,422
2021	2,384
2022	1,701
2023	1,568
Thereafter(1)	9,921
Total	$26,922
______________
(1)     Includes optional renewal period for certain leases.
Lease costs for the three months ended March 30, 2019 were as follows (in thousands):

March 30, 2019
Operating lease costs	$1,765
Short-term lease costs	9
Sublease income	(52)
Total lease cost	$1,722
For the three months ended March 31, 2018, rental expense related to operating leases was $1.8 million.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

10. Intangible Assets
Intangible assets, net, consist of the following (in thousands):

	March 30, 2019	December 29, 2018
Patents	$21,889	$21,323
Customer relationships	7,669	7,669
Licenses-related party	7,500	7,500
Acquired technology	5,580	5,580
Trademarks	4,273	4,190
Capitalized software development costs	3,436	3,430
Other	5,466	5,466
Total intangible assets	55,813	55,158
Accumulated amortization	(27,983)	(27,234)
Intangible assets, net	$27,830	$27,924
Total amortization expense for the three months ended March 30, 2019 and March 31, 2018 was $1.1 million and $1.2 million, respectively. All of these intangible assets have a 10 year weighted average amortization period.
Estimated amortization expense for each of the next fiscal years is as follows (in thousands):

Fiscal year	Amount
2019 (balance of year)	$4,283
2020	3,805
2021	3,688
2022	2,636
2023	1,747
Thereafter	11,671
Total	$27,830
11. Goodwill
Changes in goodwill during the three months ended March 30, 2019 were as follows (in thousands):

Three Months Ended March 30, 2019
Goodwill, beginning of period	$23,297
Adjustments to goodwill from finalization of purchase price allocation	(651)
Foreign currency translation adjustment	(270)
Goodwill, end of period	$22,376
On September 21, 2018, the Company acquired all of the outstanding shares of a private patient monitoring software company for approximately $4.0 million. Based on the Company’s purchase price allocation, approximately $2.8 million of the purchase price has been assigned to goodwill, $0.7 million of which was recorded as an adjustment to the preliminary purchase price allocation to deferred tax assets based on additional information.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

12. Other Assets, Long-Term
Other assets, long-term consist of the following (in thousands):

	March 30, 2019	December 29, 2018
Lessee ROU assets	$20,032	$—
Prepaid deposits	2,992	2,881
Long term investments	1,200	1,200
Restricted cash	149	151
Total other assets, long-term	$24,373	$4,232
13. Deferred Revenue and Other Contract Liabilities
Deferred revenue and other contract liabilities consist of the following (in thousands):

	March 30, 2019	December 29, 2018
Deferred revenue(1)	$10,960	$10,883
Accrued rebates and incentives	6,411	6,282
Accrued customer reimbursements(2)	4,951	16,194
Other contract-related liabilities	490	432
Total deferred revenue and other contract-related liabilities	22,812	33,791
Less: Non-current portion of deferred revenue	(135)	(685)
Deferred revenue and other contract-related liabilities - current	$22,677	$33,106
______________

(1)
In connection with its adoption of ASC 842 on December 30, 2018, the Company recorded a reduction to deferred revenue of approximately $1.1 million due to the acceleration of revenue as a result of the reclassification of certain embedded leases within the Company’s deferred equipment agreements with its customers from operating to sales-type leases. See “Recently Adopted Accounting Pronouncements” to these condensed consolidated financial statements for additional information related to the Company’s adoption of ASC 842.

(2)
In connection with its adoption of ASC 842 on December 30, 2018, the Company recorded a reduction to accrued customer reimbursements of approximately $12.3 million related to the derecognition of liabilities and leased equipment assets related to certain OEM equipment reimbursements. See “Recently Adopted Accounting Pronouncements” to these condensed consolidated financial statements for additional information related to the Company’s adoption of ASC 842.

Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize the revenue. These amounts primarily relate to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements and NRE service agreements.
Changes in deferred revenue for the three months ended March 30, 2019 were as follows:

Three Months Ended March 30, 2019
Deferred revenue, beginning of the period	$10,883
Revenue deferred during the period	1,573
Recognition of revenue deferred in prior periods	(1,496)
Deferred revenue, end of the period	$10,960

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
The following table summarizes the Company’s estimated Unrecognized Contract Revenue as of March 30, 2019 and the future periods within which the Company expects to recognize such revenue.

	Expected Future Revenue By Period (in thousands)
	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years	Total
Unrecognized Contract Revenue	$192,795	$274,663	$120,599	$26,109	$614,166
The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially, from those reflected in this table.
14. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	March 30, 2019	December 29, 2018
Income tax payable	$8,629	$3,071
Lessee lease liabilities, current	5,075	—
Accrued warranty	4,553	1,910
Accrued indirect taxes payable	4,234	6,465
Accrued expenses	4,227	2,875
Related party payables	2,436	4,000
Accrued customer rebates, fees and reimbursements	2,205	2,163
Accrued legal fees	1,508	1,481
Other	2,603	2,662
Total accrued and other current liabilities	$35,470	$24,627
15. Credit Facilities
On December 17, 2018, the Company entered into a new Credit Agreement (the 2018 Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, and Bank of the West, a Lender (collectively, the Lenders). The 2018 Credit Facility provides for up to $150.0 million of unsecured borrowings in multiple currencies, with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity up to $550.0 million in the future with the initial Lenders and additional Lenders, as required. The 2018 Credit Facility also provides for a sublimit of up to $25.0 million for the issuance of letters of credit and a sublimit of $75.0 million for borrowings in specified foreign currencies. All unpaid principal under the 2018 Credit Facility will become due and payable on December 17, 2023. Proceeds from the 2018 Credit Facility are expected to be used for general corporate, capital investment and working capital needs.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

0.150% to 0.275% per annum, based upon a Company leverage ratio, with respect to any unutilized portion of the 2018 Credit Facility.
Pursuant to the terms of the 2018 Credit Facility, the Company is subject to certain covenants, including financial covenants related to a net leverage ratio and an interest charge coverage ratio, and other customary negative covenants. The 2018 Credit Facility also includes customary events of default which, upon the occurrence of any such event of default, provide the Lenders with the right to take either or both of the following actions: (a) immediately terminate the commitments, and (b) declare the loans then outstanding immediately due and payable in full. As of March 30, 2019, the 2018 Credit Facility had no outstanding draws and $0.1 million of outstanding letters of credit. The Company was in compliance with all covenants under the 2018 Credit Facility as of March 30, 2019.
In January 2016, the Company entered into an Amended and Restated Credit Agreement (Restated Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, Bank of America, as Syndication Agent and a Lender, Citibank, N.A., as Documentation Agent and a Lender, and various other Lenders (collectively, the Lenders). The Company terminated the Restated Credit Facility in February 2018.
For the three months ended March 30, 2019 and March 31, 2018, the Company incurred total interest expense of $0.1 million and $0.6 million, respectively, under the 2018 Credit Facility and Restated Credit Facility.
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	March 30, 2019	December 29, 2018
Income tax payable, noncurrent	$21,522	$21,522
Lessee lease liabilities, noncurrent	16,345	—
Unrecognized tax benefits	12,190	11,717
Deferred tax liabilities	2,921	2,956
Deferred revenue, noncurrent	135	685
Other	30	1,266
Total other non-current liabilities	$53,143	$38,146
Unrecognized tax benefit relates to the Company’s long-term portion of tax liability associated with uncertain tax positions. Authoritative guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. See Note 20 to these condensed consolidated financial statements for further details.
17. Stock Repurchase Program
In September 2015, the Company’s Board of Directors (Board) authorized a stock repurchase program, whereby the Company could purchase up to 5.0 million shares of its common stock over a period of up to three years (2015 Repurchase Program). A total of 3.1 million shares were purchased by the Company pursuant to the 2015 Repurchase Program prior to its expiration in September 2018.
In July 2018, the Board approved a new stock repurchase program, authorizing the Company to purchase up to 5.0 million additional shares of its common stock over a period of up to three years (2018 Repurchase Program). The 2018 Repurchase Program became effective in September 2018 upon the expiration of the 2015 Repurchase Program. The Company expects to fund the 2018 Repurchase Program through its available cash, cash expected to be generated from future operations, the 2018 Credit Facility and other potential sources of capital. The 2018 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following table provides a summary of the Company’s stock repurchase activities during the three months ended March 30, 2019 and March 31, 2018 (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2019	March 31, 2018
Shares repurchased(1)	—	198
Average cost per share	$—	$84.14
Value of shares repurchased	$—	$16,490
______________

(1)	Excludes shares withheld from the shares of its common stock actually issued in connection the vesting of PSU awards to satisfy certain U.S. federal and state tax withholding obligations.
18. Stock-Based Compensation
Total stock-based compensation expense for the three months ended March 30, 2019 and March 31, 2018 was $7.3 million and $5.3 million, respectively. As of March 30, 2019, an aggregate of 11.5 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 2.6 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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
(unaudited)

Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for exercise prices):

	Three Months Ended March 30, 2019
	Shares	Average Exercise Price
Options outstanding, beginning of period	5,676	$43.61
Granted	227	131.78
Canceled	(44)	101.29
Exercised	(224)	30.70
Options outstanding, end of period	5,635	$47.22
Options exercisable, end of period	3,475	$30.97
Total stock option expense for the three months ended March 30, 2019 and March 31, 2018 was $3.5 million and $3.4 million, respectively. As of March 30, 2019, the Company had $43.6 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted average period of approximately 3.6 years. The weighted-average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock as of March 30, 2019 was 6.0 years. The weighted-average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock as of March 30, 2019, was 4.7 years.
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted average grant date fair value amounts):

	Three Months Ended March 30, 2019
	Units	Weighted Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,707	$95.54
Granted	88	132.76
Canceled	—	—
Expired	—	—
Vested	—	—
RSUs outstanding, end of period	2,795	$96.72
Total RSU expense for each of the three months ended March 30, 2019 and March 31, 2018 was $0.2 million. As of March 30, 2019, the Company had $10.7 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 4.9 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted average grant date fair value amounts):

	Three Months Ended March 30, 2019
	Units	Weighted Average Grant Date Fair Value
PSUs outstanding, beginning of period	313	$88.34
Granted	128	133.50
Canceled	—	—
Expired	—	—
Vested	(29)	90.69
PSUs outstanding, end of period	412	$102.22
During the three months ended March 30, 2019, the Company awarded 128,000 PSUs that will vest three years from the award date, based on the achievement of certain 2021 performance criteria approved by the Board. If earned, the PSUs granted will vest upon achievement of the performance criteria after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 128,000 PSUs or 256,000 shares. Based on management’s estimate of the number of units expected to vest, total PSU expense for the three months ended March 30, 2019 and March 31, 2018 was $3.6 million and $1.7 million, respectively. As of March 30, 2019, the Company had $55.2 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 2.5 years.
Valuation of Stock-Based Award Activity
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Risk-free interest rate	2.2% to 2.6%	2.3% to 2.7%
Expected term (in years)	5.2	5.6
Estimated volatility	29.3% to 30.0%	29.3% to 29.7%
Expected dividends	0%	0%
Weighted-average fair value of options granted	$41.01	$28.53
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of March 30, 2019 was $513.1 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of March 30, 2019 was $372.9 million. The aggregate intrinsic value of options exercised during the three months ended March 30, 2019 was $21.7 million.
The fair value of each RSU and PSU award is determined based on the closing price of the Company’s common stock on the grant date, or the modification date, if any.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

19. Non-operating income
Non-operating income consists of the following (in thousands):

	March 30, 2019	March 31, 2018
Interest income	$3,433	$1,133
Realized and unrealized foreign currency gain	534	1,113
Interest expense	(80)	(627)
Other	(1)	28
Total	$3,886	$1,647
20. Income Taxes
The Company has provided for income taxes in fiscal year 2019 interim periods based on the estimated effective income tax rate for the complete fiscal year and adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended March 30, 2019 and March 31, 2018, the Company recorded discrete tax benefits of approximately $3.4 million and $3.1 million, respectively, related to excess tax benefits realized from stock-based compensation.
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
As of March 30, 2019, the liability for income taxes associated with uncertain tax positions was approximately $15.8 million. If fully recognized, approximately $14.6 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
The Company conducts business in multiple jurisdictions and, as a result, one or more of the Company’s subsidiaries files income tax returns in U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters through fiscal year 2014. All material state, local and foreign income tax matters have been concluded through fiscal year 2011. The Company does not believe that the results of any tax authority examination would have a significant impact on its consolidated financial statements.
21. Commitments and Contingencies
Employee Retirement Savings Plan
The Company sponsors a qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $0.5 million and $0.7 million to the MRSP for the three months ended March 30, 2019 and March 31, 2018, respectively.
In addition, the Company also sponsors various defined contribution plans in certain locations outside of the United States (Subsidiary Plans). For each of the three months ended March 30, 2019 and March 31, 2018, the Company contributed $0.1 million to the Subsidiary Plans.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Employment and Severance Agreements
In July 2017, the Company entered into the First Amendment to the certain Amended and Restated Employment Agreement entered into between the Company and Mr. Kiani on November 4, 2015 (as amended, the Amended Employment Agreement). Pursuant to the terms of the Amended Employment Agreement, upon a “Qualifying Termination” (as defined in the Amended Employment Agreement), Mr. Kiani will be entitled to receive a cash severance benefit equal to two times the sum of his then-current base salary and the average annual bonus paid to Mr. Kiani during the immediately preceding three years, the full amount of the Award Shares and the full amount of the Cash Payment. In addition, in the event of a “Change in Control” (as defined in the Amended Employment Agreement) prior to a Qualifying Termination, on each of the first and second anniversaries of the Change in Control, 50% of the Cash Payment and 50% of the Award Shares will vest, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date; however, in the event of a Qualifying Termination or a termination of Mr. Kiani’s employment due to death or disability prior to either of such anniversaries, any unvested amount of the Cash Payment and all of the unvested Award Shares shall vest and be paid in full. Additionally, in the event of a Change in Control prior to a Qualifying Termination, Mr. Kiani’s stock options and any other equity awards will vest in accordance with their terms, but in no event later than in two equal installments on each of the one year and two year anniversaries of the Change in Control, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date. As of March 30, 2019, the expense related to the Award Shares and Cash Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement was approximately $292.9 million.
As of March 30, 2019, the Company had severance plan participation agreements with eight executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months’ advance notice of their resignation under certain circumstances.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $87.3 million of purchase commitments as of March 30, 2019, which are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of March 30, 2019, the Company had approximately $1.0 million in outstanding unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of March 30, 2019, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash in time deposits with major financial institutions. As of March 30, 2019, the Company had $412.9 million of bank balances, of which $3.5 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended March 30, 2019 and March 31, 2018, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs amounted to $129.7 million and $118.9 million, respectively.
For the three months ended March 30, 2019, the Company had sales through two just-in-time distributors that represented 13.6% and 10.3% of total revenue, respectively. For the three months ended March 31, 2018, the Company had sales through the same two just-in-time distributors that represented 13.6% and 10.7% of total revenue, respectively.
As of March 30, 2019, one just-in-time distributor represented 6.5% of the Company’s accounts receivable balance. As of December 29, 2018, one just-in-time distributor represented 6.7% of the Company’s accounts receivable balance.
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
On January 2, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California by Physicians Healthsource, Inc. (PHI). The complaint alleges that the Company sent unsolicited facsimile advertisements in violation of the Junk Fax Protection Act of 2005 and related regulations. The complaint seeks $500 for each alleged violation, treble damages if the District Court finds the alleged violations to be knowing, plus interest, costs and injunctive relief. On April 14, 2014, the Company filed a motion to stay the case pending a decision on a related petition filed by the Company with the Federal Communications Commission (FCC). On May 22, 2014, the District Court granted the motion and stayed the case pending a ruling by the FCC on the petition. On October 30, 2014, the FCC granted some of the relief and denied some of the relief requested in the Company’s petition. Both parties appealed the FCC’s decision on the petition. On November 25, 2014, the District Court granted the parties’ joint request that the stay remain in place pending a decision on the appeal. On March 31, 2017, the D.C. Circuit Court of Appeals vacated and remanded the FCC’s decision, holding that the applicable FCC rule was unlawful to the extent it requires opt-out notices on solicited faxes. On April 28, 2017, PHI filed a petition seeking rehearing by the D.C. Circuit Court of Appeals. The D.C. Circuit Court of Appeals denied the requested rehearing on June 6, 2017. The plaintiff filed a petition for a writ of certiorari with the United States Supreme Court on September 5, 2017 seeking review of the D.C. Circuit Court of Appeals’ decision. The Company and the FCC filed oppositions to this petition on January 16, 2018. On February 20, 2018, the Supreme Court denied certiorari. The District Court lifted the stay on April 9, 2018 and set a trial date of November 5, 2019. The current deadline for PHI to file its motion for class certification is May 20, 2019. The Company believes it has good and substantial defenses to the claims in the District Court litigation, but there is no guarantee that the Company will prevail. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying condensed consolidated financial statements.
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
(unaudited)

22. Segment Information and Enterprise Reporting
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
The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended
	March 30, 2019		March 31, 2018
Geographic area by destination:
United States (U.S.)	$156,668	68.0%	$141,040	69.0%
Europe, Middle East and Africa	48,472	21.0	44,037	21.6
Asia and Australia	18,118	7.9	12,915	6.3
North and South America (excluding the U.S.)	7,290	3.1	6,397	3.1
Total product revenue	$230,548	100.0%	$204,389	100.0%
The Company’s consolidated long-lived assets (total non-current assets excluding deferred taxes, goodwill and intangible assets) by geographic area are (in thousands, except percentages):

	March 30, 2019		December 29, 2018
Long-lived assets by geographic area:
United States	$229,088	92.2%	$280,215	94.6%
International	19,321	7.8	16,094	5.4
Total	$248,409	100.0%	$296,309	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to our stock repurchase programs; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” the negative versions of these terms and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission (SEC) filings, including our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, which we filed with the SEC on February 26, 2019. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.
Executive Overview
We are a global medical technology company that develops, manufactures and markets a variety of noninvasive monitoring technologies and hospital automation solutions. Our mission is to improve patient outcomes and reduce the cost of care. We provide our products directly and through distributors and original equipment manufacturers (OEM) partners to hospitals, emergency medical service (EMS) providers, home care providers, long-term care facilities, physician offices, veterinarians and consumers. We were incorporated in California in May 1989 and reincorporated in Delaware in May 1996.
Our core business is Measure-through Motion and Low Perfusion™ pulse oximetry, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry. Our product offerings have expanded significantly over the years to also include noninvasive monitoring of blood constituents with an optical signature, optical regional oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring and exhaled gas monitoring. In addition, we have developed the Root™ patient monitoring and connectivity platform, the Radical-7® and Rad-97™ bedside and portable patient monitors and the Radius-7® wearable wireless patient monitor. We have also developed the Masimo Patient SafetyNet supplemental remote patient surveillance and monitoring system, which currently allows up to 200 patients to be monitored and viewed simultaneously and remotely through a PC-based monitor or by care providers through their pagers, voice-over-IP phones or smartphones. We have also developed hospital automation and connectivity solutions, such as Iris® and Iris Gateway®, which allow the transfer of data from Masimo and third-party devices to hospital electronic medical records, and UniView™, which provides an integrated display of real-time data from Masimo and third-party devices. For an overview of our product offerings and technologies, please refer to “Business” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC on February 26, 2019.
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
In January 2019, we announced the U.S. launch of Iris® Device Management System (Iris DMS), an automation and connectivity solution designed to streamline management of Masimo devices used throughout a hospital system. Iris DMS is designed to address the challenges of maintaining many patient monitors in a complex hospital environment.

In January 2019, we announced FDA 510(k) clearance of the measurement of respiration rate from the pleth (RRp®) on the MightySat® Rx spot-check fingertip pulse oximeter, as well as its indication for use in the home environment. MightySat® Rx also measures functional oxygen saturation (SpO2), pulse rate (PR), perfusion index (Pi), and Pleth Variability index (PVi®).
In March 2019, we announced the CE marking of Next Generation SedLine® brain function monitoring for pediatric patients (1-18 years of age). With this clearance, the benefits of Next Generation SedlLine® are available for all patients one year old and above in CE mark countries. SedLine® helps clinicians monitor the state of the brain under anesthesia with bilateral data acquisition and processing of four leads of electroencephalogram (EEG) signals.
In March 2019, we announced FDA 510(k) clearance of the Rad-67™ Pulse CO-Oximeter® with Spot-check Next Generation SpHb® monitoring technology and the rainbow® DCI®-mini Reusable sensor. Rad-67™ offers rainbow® noninvasive hemoglobin measurement (SpHb®) and Measure-through Motion and Low Perfusion™ SET® pulse oximetry in a compact, portable spot-check monitoring device. When used with the rainbow® DCI®-mini sensor, Rad-67™ provides spot-check monitoring with Next Generation SpHb®.
Cercacor Laboratories, Inc.
Cercacor Laboratories, Inc. (Cercacor) is an independent entity spun off from us to our stockholders in 1998. Joe Kiani, our Chairman and Chief Executive Officer (CEO), is also the Chairman and CEO of Cercacor. We are a party to a cross-licensing agreement with Cercacor, which was amended and restated effective January 1, 2007 (the Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. See Note 3 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to Cercacor.
Adoption of New Lease Accounting Standard
Effective December 30, 2018, we adopted Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842). Our adoption of ASC 842 generally resulted in (a) the recognition of lessee right-of-use (ROU) assets for the right to use assets subject to operating leases; (b) the recognition of lessee lease liabilities for our obligation to make payments under operating leases; and (c) the acceleration of when we recognize certain revenue and costs as a lessor of equipment provided to end-user hospitals at no up-front charge under deferred equipment agreements with fixed multi-year sensor purchase commitments. See “Critical Accounting Policies and Estimates” below and Note 2 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our adoption of this new accounting standard.

Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages). Certain amounts for prior periods have been reclassified to conform to the current period presentation, including certain previously reported selling, general and administrative expenses that have been reclassified as research and development expenses for the three months ended March 31, 2018.

	Three Months Ended
	March 30, 2019	Percentage of Revenue	March 31, 2018	Percentage of Revenue
Revenue:
Product	$230,548	99.5%	$204,389	96.0%
Royalty and other revenue	1,116	0.5	8,564	4.0
Total revenue	231,664	100.0	212,953	100.0
Cost of goods sold	80,022	34.5	69,292	32.5
Gross profit	151,642	65.5	143,661	67.5
Operating expenses:
Selling, general and administrative	74,204	32.0	70,217	33.0
Research and development	21,415	9.2	19,559	9.2
Total operating expenses	95,619	41.3	89,776	42.2
Operating income	56,023	24.2	53,885	25.3
Non-operating income	3,886	1.7	1,647	0.8
Income before provision for income taxes	59,909	25.9	55,532	26.1
Provision for income taxes	10,587	4.6	9,902	4.6
Net income	$49,322	21.3%	$45,630	21.4%
Comparison of the Three Months ended March 30, 2019 to the Three Months ended March 31, 2018
Revenue. Total revenue increased $18.7 million, or 8.8%, to $231.7 million for the three months ended March 30, 2019 from $213.0 million for the three months ended March 31, 2018. The following table details our total product revenues by the geographic area to which the products were shipped for each of the three months ended March 30, 2019 and March 31, 2018 (dollars in thousands):

	Three Months Ended
	March 30, 2019		March 31, 2018		Increase/ (Decrease)	Percentage Change
United States (U.S.)	$156,668	68.0%	$141,040	69.0%	$15,628	11.1%
Europe, Middle East and Africa	48,472	21.0	44,037	21.6	4,435	10.1
Asia and Australia	18,118	7.9	12,915	6.3	5,203	40.3
North and South America (excluding the U.S.)	7,290	3.1	6,397	3.1	893	14.0
Total product revenue	$230,548	100.0%	$204,389	100.0%	$26,159	12.8%
Royalty and other revenue	1,116		8,564		(7,448)	(87.0)
Total revenue	$231,664		$212,953		$18,711	8.8%
Product revenue increased $26.2 million, or 12.8%, to $230.5 million for the three months ended March 30, 2019, compared to $204.4 million for the three months ended March 31, 2018. This increase was primarily due to higher sales of consumables and monitors, which was partially offset by the impact of approximately $3.0 million of unfavorable foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. Our adoption of ASC 842 did not significantly impact our total product revenue for the three months ended March 30, 2019. During the first quarter of 2019, we shipped approximately 63,700 noninvasive technology boards and monitors, an increase of 10,100 units, or 18.8%, from 53,600 units shipped during the first quarter of 2018.

Product revenue generated through our direct and distribution sales channels increased $23.5 million, or 13.1%, to $202.4 million for the three months ended March 30, 2019, compared to $178.9 million for the three months ended March 31, 2018. Revenues from our OEM channel increased $2.6 million, or 10.2%, to $28.1 million for the three months ended March 30, 2019 as compared to $25.5 million for the three months ended March 31, 2018.
Royalty and other revenue consists primarily of royalties received from Medtronic plc (Medtronic.) related to its U.S. sales pursuant to the terms of our settlement agreement, and revenue from non-recurring engineering services for a certain OEM customer. For the three months ended March 30, 2019, royalty and other revenue decreased by $7.4 million, primarily due to lower royalties from Medtronic as a result of the expiration of their obligation to pay us royalties after October 6, 2018. We received our final royalty payment from Medtronic during the three months ended March 30, 2019.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the three months ended March 30, 2019 and March 31, 2018 was as follows (dollars in thousands):

	Three Months Ended
	March 30, 2019	Gross Profit Percentage	March 31, 2018	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product gross profit	$150,593	65.3%	$135,271	66.2%	$15,322	11.3%
Royalty and other revenue gross profit	1,049	94.0	8,390	98.0	(7,341)	(87.5)
Total gross profit	$151,642	65.5%	$143,661	67.5%	$7,981	5.6%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $10.7 million for the three months ended March 30, 2019, compared to the three months ended March 31, 2018, primarily due to higher product revenue. Product gross margins decreased to 65.3% for the three months ended March 30, 2019 compared to 66.2% for the three months ended March 31, 2018, primarily due to our adoption of ASC 842 during the current quarter, which accelerated revenue and cost of goods sold associated with leased equipment provided to customers under sales-type leases and negatively impacted gross profit by approximately $1.3 million. Royalty and other revenue gross profit decreased by $7.3 million for the three months ended March 30, 2019 compared to the three months ended March 31, 2018, due to lower royalties from Medtronic as a result of the expiration of their obligation to pay us royalties after October 6, 2018.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended March 30, 2019 and March 31, 2018 were as follows (dollars in thousands):

Selling, General and Administrative
Three Months Ended March 30, 2019	Percentage of Net Revenues	Three Months Ended March 31, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$74,204	32.0%	$70,217	33.0%	$3,987	5.7%
Selling, general and administrative expenses increased $4.0 million, or 5.7%, for the three months ended March 30, 2019, compared to the three months ended March 31, 2018. This increase was primarily attributable to higher payroll-related costs of approximately $2.8 million and higher selling and marketing-related costs of approximately $0.8 million. Approximately $5.7 million and $4.0 million of stock-based compensation expense was included in selling, general and administrative expenses for the three months ended March 30, 2019 and March 31, 2018, respectively.

Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended March 30, 2019 and March 31, 2018 were as follows (dollars in thousands):

Research and Development
Three Months Ended March 30, 2019	Percentage of Net Revenues	Three Months Ended March 31, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$21,415	9.2%	$19,559	9.2%	$1,856	9.5%
Research and development expenses increased $1.9 million, or 9.5%, for the three months ended March 30, 2019, compared to the three months ended March 31, 2018, primarily due to higher payroll-related costs of approximately $1.1 million, higher engineering project costs of $0.2 million and higher occupancy costs of $0.2 million. Included in research and development expenses was approximately $1.5 million and $1.2 million of stock-based compensation expense for the three months ended March 30, 2019 and March 31, 2018, respectively.
Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating income for the three months ended March 30, 2019 and March 31, 2018 was as follows (dollars in thousands):

Non-operating Income
Three Months Ended March 30, 2019	Percentage of Net Revenues	Three Months Ended March 31, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$3,886	1.7%	$1,647	0.8%	$2,239	135.9%
Non-operating income increased by $2.2 million for the three months ended March 30, 2019, compared to the three months ended March 31, 2018. Non-operating income for the three months ended March 30, 2019 consisted of approximately $3.4 million in net interest income and $0.5 million of net realized and unrealized gains on foreign currency denominated transactions. Non-operating income for the three months ended March 31, 2018 consisted of approximately $1.1 million of net realized and unrealized gains on foreign currency denominated transactions and approximately $0.5 million of net interest income.
Provision for Income Taxes. Our provision for income taxes for the three months ended March 30, 2019 and March 31, 2018 was as follows (dollars in thousands):

Provision for Income Taxes
Three Months Ended March 30, 2019	Percentage of Net Revenues	Three Months Ended March 31, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$10,587	4.6%	$9,902	4.6%	$685	6.9%
For the three months ended March 30, 2019, we recorded a provision for income taxes of approximately $10.6 million, or an effective tax provision rate of 17.7%, as compared to a provision for income taxes of approximately $9.9 million, or an effective tax provision rate of 17.8%, for the three months ended March 31, 2018. The decrease in our effective tax rate for the three months ended March 30, 2019 resulted primarily from an increase in the amount of excess tax benefits realized from stock-based compensation pursuant to ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) of approximately $0.3 million compared to the three months ended March 31, 2018.

Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, future funds expected to be generated from operations and available borrowing capacity under our credit facility. At March 30, 2019, we had approximately $729.1 million in working capital, approximately $412.9 million in cash and cash equivalents, approximately $180.0 million in short-term investments and approximately $149.9 million available borrowing capacity (net of outstanding letters of credit) under our credit facility. We carry cash equivalents at cost that approximates fair value.
As of March 30, 2019, we had cash totaling $85.0 million held outside of the U.S., all of which was accessible without additional tax cost. We currently have sufficient domestic funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our domestic operations.
Cash Flows
The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Net cash provided by (used in):
Operating activities	$42,468	$71,995
Investing activities	(188,003)	(7,371)
Financing activities	6,165	(10,232)
Effect of foreign currency exchange rates on cash	(261)	(225)
Increase (decrease) in cash, cash equivalents and restricted cash	$(139,631)	$54,167
Operating Activities. Cash provided by operating activities was approximately $42.5 million for the three months ended March 30, 2019, generated primarily from net income from operations of $49.3 million. Non-cash activity included stock-based compensation of $7.3 million and depreciation and amortization of $5.4 million. Additional sources of cash included a decrease in deferred costs and other contract assets of approximately $7.1 million and an increase in income taxes payable of approximately $5.6 million. These sources of cash were partially offset by other changes in operating assets and liabilities, including an increase in accounts receivable of approximately $8.5 million, primarily due to the timing of cash receipts, and decreases in accrued compensation and accounts payable of approximately $19.4 million and $6.1 million, respectively, primarily due to the timing of payments.
For the three months ended March 31, 2018, cash provided by operating activities was approximately $72.0 million. Net income from operations was $45.6 million, which was offset by non-cash activity, including depreciation and amortization of $5.2 million and stock-based compensation of $5.3 million. Additional sources of cash included a decrease in accounts receivable of $17.8 million, primarily due to the timing of cash receipts; increases in income taxes payable, accounts payable and accrued liabilities of approximately $6.3 million, $2.4 million and $2.2 million, respectively, primarily due to the timing of payments; an increase in deferred revenue and other contract-related liabilities of approximately $2.4 million; and a decrease in inventory of approximately $1.1 million. These sources of cash were offset by other changes in operating assets and liabilities, including a decrease in accrued compensation of approximately $11.1 million, primarily due to the timing of payments and an increase in deferred costs and other contract assets of approximately $5.7 million.
Investing Activities. Cash used in investing activities for the three months ended March 30, 2019 was approximately $188.0 million, consisting primarily of approximately $180.0 million for purchases of short-term investments, approximately $7.0 million for purchases of property and equipment and approximately $1.0 million of capitalized intangible asset costs related primarily to patent and trademark costs. Cash used in investing activities for the three months ended March 31, 2018 was approximately $7.4 million, consisting of approximately $3.8 million for purchases of property and equipment and capitalized intangible asset costs of approximately $3.6 million related to patent and trademark costs.
Financing Activities. Cash provided by financing activities for the three months ended March 30, 2019 was approximately $6.2 million, driven primarily by proceeds from the issuance of common stock related to employee equity awards of approximately $6.3 million. Cash used by financing activities for the three months ended March 31, 2018 was approximately $10.2 million, primarily driven by settlements of common stock repurchase transactions totaling approximately $18.5 million, which were partially offset by proceeds from the issuance of common stock related to employee equity awards of approximately $8.4 million.

Capital Resources and Prospective Capital Requirements
We expect to fund our future operating, investing and financing activities through our available cash, future cash from operations, our credit facility and other potential sources of capital. In addition to funding our working capital requirements, we anticipate additional capital expenditures during fiscal year 2019, primarily related to investments in infrastructure growth. Possible additional uses of cash may include the acquisition of technologies or technology companies, investments in property and equipment and repurchases of stock under our authorized stock repurchase program. However, any repurchases of stock will be subject to numerous factors, including the availability of our stock, general market conditions, the trading price of our stock, available capital, alternative uses for capital and our financial performance. In addition, the amount and timing of our actual investing activities will vary significantly depending on numerous factors, including the timing and amount of capital expenditures, costs of product development efforts, our timetable for infrastructure expansion, stock repurchase activity and costs related to our domestic and international regulatory requirements. Despite these investment requirements, we anticipate that our existing cash and cash equivalents will be sufficient to meet our working capital requirements, capital expenditures and other operational funding needs for at least the next 12 months.
Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we engaged in these relationships. As of March 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of net revenues, expenses, assets and liabilities. We regularly evaluate our estimates and assumptions related to our critical accounting policies, including revenue recognition, inventory and related reserves for excess or obsolete inventory, allowance for doubtful accounts, stock-based compensation, lessee right-of-use (ROU) assets and lease liabilities, goodwill, deferred taxes and related valuation allowances, uncertain tax positions, tax contingencies, litigation costs and loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. Changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact on our condensed consolidated financial statements and future results of operations may be material.
Effective December 30, 2018, we adopted ASC 842, the new accounting standard governing leases. See Note 2 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our adoption of this new accounting standard. A description of our updated accounting policies impacted by ASC 842 are included below:
Revenue Recognition
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
We generally recognize revenue following a single, principles-based five-step model to be applied to all contracts with customers and generally provides for the recognition of revenue in an amount that reflects the consideration to which we expect to be entitled, net of allowances for estimated returns, discounts or sales incentives, as well as taxes collected from customers that are remitted to government authorities, when control over the promised goods or services are transferred to the customer.

Revenue related to equipment supplied under sales-type lease arrangements is recognized once control over the equipment is transferred to the customer, while revenue related to equipment supplied under operating-type lease arrangements is generally recognized on a straight-line basis over the term of the lease.
While the majority of our sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation and analysis is required to determine the appropriate accounting, including: (i) the amount of the total consideration, including variable consideration, (ii) whether the arrangement contains an embedded lease, and if so, whether such embedded lease is a sales-type lease or an operating lease, (iii) how the arrangement consideration should be allocated to each performance obligation when multiple performance obligations exist, including the determination of standalone selling price, (iv) when to recognize revenue on the performance obligations, and (v) whether uncompleted performance obligations are essential to the functionality of the completed performance obligations. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.
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
Sales under deferred equipment agreements are generally structured such that we agree to provide certain monitoring-related equipment, software, installation, training and/or warranty support at no up-front charge in exchange for the hospital’s agreement to purchase sensors over the term of the agreement, which generally ranges from three to six years. We allocate contract consideration under deferred equipment agreements containing fixed annual sensor purchase commitments to the underlying lease and non-lease components at contract inception. In determining whether any underlying lease components are related to a sales-type lease or an operating lease, we evaluate the customer’s rights and ability to control the use of the underlying equipment throughout the contract term, including any equipment substitution rights retained by us, as well as our expectations surrounding potential contract/lease extensions or renewals and the customer’s exercise of any purchase options. Revenue allocable to non-lease components is generally recognized as such non-lease components are satisfied. Revenue allocable to lease components under sales-type lease arrangements is generally recognized when the lease commences. Revenue allocable to lease components under operating lease arrangements is generally recognized over the term of the operating lease. We generally do not expect to derive any significant value in excess of such asset’s unamortized book value from equipment underlying our operating leases arrangements.
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
Lessee ROU Assets and Lease Liabilities
We determine if an arrangement contains a lease at inception. ROU assets represent our right to use an asset underlying an operating lease for the lease term and lease liabilities represent our obligation to make lease payments arising from an operating lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We generally estimate the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. Many of our lessee agreements include options to extend the lease, which we do not include in our lease terms unless they are reasonably certain to be exercised. We utilize a portfolio approach to account for the ROU assets and liabilities associated with certain equipment leases. We have also made a policy election not to separate lease and non-lease components for our real estate leases and to exclude short-term leases with a term of twelve months or less from our ROU assets and lease liabilities. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.
Other Critical Accounting Policies
There have been no material changes to any of our other critical accounting policies during the three months ended March 30, 2019. For a description of these critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC on February 26, 2019.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recently issued or adopted accounting standards.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash, cash equivalents and short-term investments, as well as the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. We do not believe our cash, cash equivalents, and short-term investments are subject to significant interest rate risk due to their short term maturities. As of March 30, 2019, the carrying value of our cash equivalents and short-term investments approximated fair value. We currently do not have any significant risks associated with interest rates fluctuations related to interest expense. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Therefore, declines in interest rates over time will reduce our interest income while increases in interest rates will increase our interest income. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments and interest by approximately $0.1 million for each $10.0 million in interest-bearing investments.
Foreign Currency Exchange Rate Risk
A majority of our assets and liabilities are maintained in the United States in U.S. Dollars and a majority of our sales and expenditures are transacted in U.S. Dollars. However, we also transact with foreign customers in currencies other than the U.S. Dollar. These foreign currency revenues, when converted into U.S. Dollars, can vary depending on the approximation of exchange rates applied during a respective period. In addition, certain of our foreign subsidiaries transact in their respective country’s local currency, which is also their functional currency. As a result, expenses of these foreign subsidiaries, when converted into U.S. Dollars, can vary depending on the approximation of exchange rates applied during a respective period.
We are exposed to foreign currency gains or losses on outstanding foreign currency denominated receivables and payables, as well as our foreign currency denominated cash balances and certain intercompany transactions. In addition, other transactions between us or our subsidiaries and a third-party, denominated in a currency different from the functional currency, are foreign currency transactions. Realized and unrealized foreign currency gains or losses on these transactions are also included in our statements of operations as incurred.
The balance sheets of each of our foreign subsidiaries whose functional currency is not the U.S. Dollar are translated into U.S. Dollars at the rate of exchange at the balance sheet date and the statements of comprehensive income and cash flows are translated into U.S. Dollars using an approximation of the average monthly exchange rates applicable during the period. Any foreign exchange gain or loss as a result of translating the balance sheets of our foreign subsidiaries whose functional currency is not the U.S. Dollar is included in equity as a component of accumulated other comprehensive income.

Our primary foreign currency exchange rate exposures are with the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound and Mexican Peso against the U.S. Dollar. Foreign currency exchange rates have experienced significant movements in recent years, and such volatility may continue in the future. During the three months ended March 30, 2019, we estimate that changes in the exchange rates of the U.S. Dollar, primarily relative to the Turkish Lira, Euro and British Pound, negatively impacted our revenues by $3.0 million when compared to foreign exchange rates from the prior year period. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of March 30, 2019 would have resulted in an estimated reduction of $11.7 million in reported pre-tax income for the three months ended March 30, 2019. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
During the quarter ended March 30, 2019, we implemented certain controls and processes relating to our adoption of the new lease accounting standard, ASC 842, as of December 30, 2018. Throughout our implementation, we evaluated the impact of the adoption of this new standard on our internal control over financial reporting and modified and enhanced existing controls, as well as created new control processes where necessary, to maintain the effectiveness of internal control over financial reporting in all material respects. There have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 21 to our condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors
Before you decide to invest or maintain an interest in our common stock, you should consider carefully the risks described below, which have been updated since the filing of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the Securities and Exchange Commission (SEC) on February 26, 2019, together with the other information contained in this Quarterly Report on Form 10-Q, and any recent Current Reports on Form 8-K. We believe the risks described below are the risks that are material to us as of the date of this Quarterly Report on Form 10-Q. Other risks and uncertainties, including those not presently known to us or that we do not currently consider material, may also impair our business operations. If any of the following risks comes to fruition, our business, financial condition, results of operations and growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment or interest.
Risk factors marked with an asterisk (*) below include a substantive change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC on February 26, 2019.
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
Many of our noninvasive measurement technologies are considered disruptive. These technologies have performance levels that we believe are acceptable for many clinical environments but may be insufficient in others. In addition, these technologies may perform better in some patients and settings than others. Over time, we hope to continue to improve the performance of these technologies and educate the clinical community on how to properly evaluate them. If we are successful in these endeavors, we expect these technologies will become more useful in more environments and will become more widely adopted. Our product portfolio continues to expand, and we are investing significant resources to enter into, and in some cases create, new markets for these products. We are continuing to invest in sales and marketing resources to achieve market acceptance of these products, but are unable to guarantee that our technologies will achieve general market acceptance.
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
The medical device industry is intensely competitive and is significantly affected by new product introductions and other market activities of industry participants. A number of our competitors have substantially greater capital resources, larger product portfolios, larger customer bases, larger sales forces and greater geographic presence, have established stronger reputations with specific customers, and have built relationships with Group Purchasing Organizations and other hospital purchasing groups (collectively, GPOs) that may be more effective than ours. Our Masimo SET® platform faces additional competition from companies developing products for use with third-party monitoring systems, as well as from companies that currently market their own pulse oximetry monitors. In addition, competitors with larger product portfolios than ours are engaging in bundling practices, whereby they offer increased discounts to hospitals that purchase their requirements for a variety of different products from the competitor, including products that we do not offer, sometimes pricing their competing products at a loss.
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
These negotiated prices are made available to a GPO’s members. If we are not one of the providers selected by a GPO, the GPO’s members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. Shipments of our pulse oximetry products to customers that are members of GPOs represented more than 80% of our U.S. product sales for the three months ended March 30, 2019. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
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
We have a concentration of OEM, distribution and direct customers. For example, sales to two just-in-time distributors each represented more than 10% of our product sales for the three months ended March 30, 2019. We cannot provide any assurance that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results.
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
Our royalty and other revenue has historically consisted primarily of royalties received from Medtronic plc (Medtronic) related to its U.S. sales, and more recently, revenue from non-recurring engineering (NRE) services for a certain OEM customer. However, Medtronic is not required to pay royalties to us for sales occurring after October 6, 2018. In addition, we have completed the majority of our contracted NRE services and expect to complete the remaining NRE services next year.

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
We believe that the success of our business depends, in part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. We were previously involved in significant litigation to protect our patent positions related to some of our pulse oximetry signal processing patents that resulted in various settlements, most recently in 2016. In view of some of the new market entrants, we may be required to engage in additional litigation to protect our intellectual property in the future. In addition, we believe that certain individuals who previously held high level technical and clinical positions with us, misappropriated our intellectual property for the benefit of themselves and other companies. Our ongoing and future litigation could result in significant additional costs and further divert the attention of our management and key personnel from our business operations and the implementation of our business strategy and may not be successful or adequate to protect our intellectual property rights.

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
To support our product applications to the FDA, we frequently are required to conduct clinical testing of our products. Such clinical testing must be conducted in compliance with FDA requirements pertaining to human research. Among other requirements, we must obtain informed consent from human subjects and approval by institutional review boards before such studies may begin. We must also comply with other FDA requirements such as monitoring, record-keeping, reporting and the submission of information regarding certain clinical trials to a public database maintained by the National Institutes of Health. In addition, if the study involves a significant risk device, we are required to obtain the FDA’s approval of the study under an Investigational Device Exemption (IDE). Compliance with these requirements can require significant time and resources. If the FDA determines that we have not complied with such requirements, the FDA may refuse to consider the data to support our applications or may initiate enforcement actions.
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
Under the FDA medical device reporting regulations, we are required to report to the FDA any incident in which a product of ours may have caused or contributed to a death or serious injury or in which a product of ours malfunctioned and, if the malfunction were to recur, would be likely to cause or contribute to death or serious injury. In addition, all manufacturers placing medical devices in the European Union (EU) are legally required to report any serious or potentially serious incidents involving devices produced or sold by the manufacturer to the relevant authority in those jurisdictions where any such incident occurred.
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
Obtaining 510(k) clearance permits us to promote our products for the uses cleared by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products off-label because the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. While we may request additional cleared indications for our current products, the FDA may deny those requests, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any cleared product as a condition of clearance. If the FDA determines that our products were promoted for off-label use or that false, misleading or inadequately substantiated promotional claims have been made by us or our OEM partners, it could request that we or our OEM partners modify those promotional materials or take regulatory or enforcement actions, including the issuance of an untitled letter, warning letter, injunction, seizure, civil fine and criminal penalties. While certain U.S. courts have held that truthful, non-misleading, off-label information is protected under the First Amendment under certain circumstances, the FDA continues to take the position that off-label promotion is subject to enforcement action. It is also possible that other federal, state or foreign enforcement authorities may take action if they consider our communications, including promotional or training materials, to constitute promotion of an uncleared or unapproved use.

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
Additionally, the long-term viability of the ACA, and its impact on our business and results of operations, remains uncertain. There have also been recent U.S. Congressional actions to repeal and replace the ACA, and future actions are expected. For example, the Tax Cuts and Jobs Act of 2017, among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage effective January 1, 2019. Although we cannot predict the ultimate content or timing of any healthcare reform legislation, potential changes resulting from any amendment, repeal or replacement of these programs, including any reduction in the future availability of healthcare insurance benefits, decrease the number of people who are insured, which could adversely affect our business and future results of operations.
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
Recent accounting changes related to our embedded leases within certain deferred equipment agreements have also resulted in the acceleration of the timing related to our recognition of revenue and expenses associated with certain equipment provided to customers at no up-front charge. Since we cannot control the timing of when our customers will request us to deliver such equipment, our revenue and costs with respect to leased equipment could vary substantially in any given quarter or year, which could further increase quarterly or annual fluctuations within our financial results.
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
New accounting pronouncements or taxation rules, and evolving interpretations thereof, have occurred and are likely to occur in the future. For example, in recent years, the Financial Accounting Standards Board (FASB) issued new accounting standards that impact our reporting of revenue and expenses, including Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606) and ASC Topic 842, Leases (ASC 842). Changes made by these new accounting standards not only apply prospectively, but depending on the method of adoption, may also recast previously reported results. In addition, the 2017 Tax Act, which took effect on January 1, 2018, included a number of changes to existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%, a one-time transition tax on the “deemed repatriation” of cumulative undistributed foreign earnings as of December 31, 2017 and changes in the prospective taxation of the foreign operations of U.S. multinational companies. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation or addressed in future tax regulations. We continue to evaluate the impact of ASC 606, ASC 842 and the 2017 Tax Act on our business, financial condition and results of operations. For additional information related to the impact of new accounting pronouncements and the 2017 Tax Act, please see Notes 2 and 20, respectively, to our consolidated financial statements included in Part IV, Item 15(a) of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC on February 26, 2019.
Our results of operations could vary as a result of the methods, estimates and judgments that we use in applying our accounting policies.
The methods, estimates and judgments that we use in applying our accounting policies are, by their nature, subject to substantial risks, uncertainties and assumptions. Factors may arise over time that lead us to change our methods, estimates and judgments, the impact of which could significantly affect our results of operations. See “Critical Accounting Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC on February 26, 2019 and “Critical Accounting Policies and Estimates” contained in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information about these methods, estimates and judgments.
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
The U.S. government has recently initiated substantial changes in U.S. trade policy and U.S. trade agreements, including the initiation of tariffs on certain foreign goods. In response to these tariffs, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. In addition, the U.S. is negotiating or has entered into new trade agreements that could affect adversely us, including the United States-Mexico-Canada Agreement, which if ratified by each member country’s legislature, would replace the North American Free Trade Agreement. A trade war, trade barriers or other governmental actions related to tariffs, international trade agreements, import or export restrictions or other trade policies could adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, therefore, adversely affect our business, financial condition and results of operations.
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
While a majority of our sales are transacted in U.S. Dollars, some of our sales agreements with foreign customers provide for payment in currencies other than the U.S. Dollar. These foreign currency revenues, when converted into U.S. Dollars, can vary depending on the approximation of the exchange rates applied during a respective period. Similarly, certain of our foreign subsidiaries transact business in their respective country’s local currency, which is also their functional currency. In addition, certain production costs related to our manufacturing operations in Mexico are denominated in Mexican Pesos. As a result, expenses of these foreign subsidiaries and certain production costs, when converted into U.S. Dollars, can vary depending on average monthly exchange rates during a respective period.
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
The balance sheets of our foreign subsidiaries whose functional currency is not the U.S. Dollar are translated into U.S. Dollars at the rate of exchange at the balance sheet date and the statements of operations and cash flows are translated into U.S. Dollars using an approximation of the average monthly exchange rates applicable during the period. Any foreign currency exchange gain or loss as a result of translating the balance sheets of our foreign subsidiaries whose functional currency is not the U.S. Dollar is included in equity as a component of accumulated other comprehensive income (loss).

We currently do not hedge our foreign currency exchange rate risk. As a result, changes in foreign exchange rates could have a material adverse effect on our business, financial condition and results of operations. For additional information related to our foreign currency exchange rate risk, please see Quantitative and Qualitative Disclosures about Market Risk in Part I, Item 3 of this Quarterly Report on Form 10-Q.
*We currently manufacture our products at several locations and any disruption to, expansion of, or changes in trade programs related to our manufacturing operations could adversely affect our business, financial condition and results of operations.
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
Our global manufacturing and distribution are dependent upon our manufacturing facilities in Mexico, and the expedient importation of raw materials and exportation of finished goods between the U.S. and Mexico. Undue delays and/or closures of the proximal cross-border transit facilities may adversely affect our ability to fulfill orders to customers and to source raw materials in a timely manner. In April 2019, U.S. Customs and Border Patrol discussed the re-assignment of resources, which could impact timely processing of cross-border traffic. In addition, announcements have also been made by the U.S. federal administration about completely closing the U.S.-Mexico border, which could significantly restrict the movement of any goods across the border. Accordingly, delays in U.S.-Mexico cross-border traffic or an abrupt closure of U.S.-Mexico border may significantly impact our ability to supply our healthcare provider customers with essential replenishment supplies and may impact the continuity of their care to patients, as well as adversely impact our business, operating results and financial condition.
In addition, our manufacturing facilities in Mexico are authorized to operate under the Mexican Maquiladora, or IMMEX program. The IMMEX program allows us to import certain items from the U.S. into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated timeframe. Maquiladora status, which is renewed periodically, is subject to various restrictions and requirements, including compliance with the terms of the IMMEX program and other local regulations. Failure to comply with the IMMEX program regulations, including any changes thereto, could increase our manufacturing costs and adversely affect our business, operating results and financial condition.
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
Our products are predominantly used in patient care and expose us to product liability claims and product recalls, including, but not limited to, those that may arise from unauthorized off-label use, malfunctions, design flaws or manufacturing defects related to our products or the use of our products with incompatible components or systems. In addition, as we continue to expand our product portfolio, we may enter or create new markets, including consumer markets, that may expose us to additional product liability risks. We cannot be certain that our product liability insurance will be sufficient to cover any or all damages for product liability claims that may be brought against us in the future. Furthermore, we may not be able to obtain or maintain insurance in the future at satisfactory rates or in adequate amounts to protect us against any product liability claims.

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
In addition, under our Credit Facility, we are required to satisfy and maintain specified financial ratios and other affirmative covenants. Our ability to meet those financial ratios and affirmative covenants could be affected by events beyond our control and, therefore, we cannot be assured that we will be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under our Credit Facility. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the Credit Facility immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. As of March 30, 2019, we had no outstanding draws and $0.1 million of outstanding letters of credit under our Credit Facility and were in compliance with all applicable covenants. See Note 15 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our Credit Facility.
*We may experience conflicts of interest with respect our CEO’s role in the Patient Safety Movement Foundation.
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
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $102.78 to $138.28 per share from December 29, 2018 to March 30, 2019. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors. In addition to the other risk factors previously discussed in this Quarterly Report on Form 10-Q, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:

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
As of March 30, 2019, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 11.5% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock.
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
As of March 30, 2019, approximately 11.5 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 5.6 million shares were subject to options outstanding at such date at a weighted-average exercise price of $47.22 per share, approximately 2.8 million shares were subject to outstanding RSUs, approximately 0.4 million shares were subject to outstanding PSUs and approximately 2.6 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 24 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution. We rely on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.
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
In July 2018, our Board approved a stock repurchase program, authorizing us to purchase up to 5.0 million additional shares of our common stock over a period of up to three years (2018 Repurchase Program). Any repurchase of our common stock under the 2018 Repurchase Program will be at the discretion of a committee comprised of our CEO and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. As of March 30, 2019, 5.0 million shares remained available for repurchase pursuant the 2018 Repurchase Program. For additional information related to our 2018 Repurchase Program, please see Note 17 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 30, 2019, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of performance share units by withholding 1,163 shares of our common stock, with an aggregate fair market value on the date of vesting equal to the tax withholding obligations, from the shares of our common stock actually issued in connection with such award.
Shares repurchased by us or withheld to satisfy tax withholding obligations for the three months ended March 30, 2019 and March 31, 2018 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2019	March 31 2018
Shares repurchased or withheld	1	2
Average cost per share	$105.52	$86.08
Value of shares repurchased or withheld	$123	$168
Item 5. Other Information
Effective as of May 6, 2019, our Board appointed Bilal Muhsin as our Chief Operating Officer, and our former Chief Operating Officer, Anand Sampath, became our Executive Vice President, Operations and Clinical Research. Upon commencement of his appointment, Mr. Muhsin assumed the duties of our principal operating officer, which he will hold until such time as his successor is appointed, or until his earlier resignation or removal. There are no reportable family relationships or related party transactions (as defined in Item 404(a) of Regulation S-K) involving us and Mr. Muhsin.
Mr. Muhsin has served as our Executive Vice President, Engineering, Marketing and Regulatory Affairs since March 2018. In May 2015, Mr. Muhsin became Executive Vice President, Engineering after having served as Vice President, Engineering, Instruments and Systems since April 2012. Prior to this, Mr. Muhsin held other Director and Manager level positions within the Company since June 2000. Mr. Muhsin’s technical, product and overall leadership skills have helped Masimo bring revolutionary new products to the marketplace, including Masimo’s Patient Safety Net, Radical-7®, Root® and various significant software products. Mr. Muhsin holds a B.S. in Computer Science from San Diego State University.
Mr. Muhsin’s annual base salary was increased from $447,784 to $550,000 and he will continue to be eligible to receive an annual performance bonus under our 2017 Executive Bonus Incentive Plan. Additionally, effective as of May 9, 2019, we granted Mr. Muhsin an option to purchase 50,000 shares of our common stock (the “Option”) under our 2017 Equity Incentive Plan. The Option will vest, subject to Mr. Muhsin’s continued employment with the Company, over a five year period, with 20% of the shares subject to the Option vesting on each anniversary of the grant date.
Mr. Muhsin is also a participant in our 2007 Severance Protection Plan (the “Plan”), which provides, among other things, that (a) if Mr. Muhsin’s employment is terminated by us without Cause (as defined in the Plan), he will receive a Basic Severance Benefit (as defined in the Plan) equal to his annual salary and (b) in the event of a Change in Control, 50% of Mr. Muhsin’s unvested and outstanding stock options or other equity-based awards will immediately vest and (i) if Mr. Muhsin’s employment is terminated on the date of a Change in Control specifically because his current job, or similar job, is not offered to him on the date of such Change in Control, the remainder of his unvested and outstanding stock options or other equity-based awards will immediately vest and he will receive a Change in Control Severance Benefit (as defined in the Plan) equal to the sum of his annual salary and his average annual bonus over the last three years or (ii) if Mr. Muhsin’s employment is terminated by us without Cause or if he terminates his employment with us for Good Reason upon or within 36 months after a Change in Control, other than for the reason set forth in clause (i) above, the remainder of his unvested and outstanding stock options or other equity-based awards will immediately vest and he will receive a Change in Control Severance Benefit equal to the sum of two times his annual salary and one times his average annual bonus over the last three years. Additionally, in each case, Mr. Muhsin and his COBRA qualifying beneficiaries will be entitled to COBRA continuation coverage at our expense for a period of 12 months and we will make life insurance coverage for the first twelve months following Mr. Muhsin’s termination available for purchase. The Company has also entered into an indemnification agreement with Mr. Muhsin in the same form entered into by the Company and its other executive officers.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)
3.2	(2)	Amended and Restated Bylaws adopted on October 20, 2011 (Exhibit 3.2)
4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)
4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999, between Masimo Corporation and certain of its stockholders (Exhibit 4.2)
4.3#	(3)	Masimo Retirement Savings Plan (Exhibit 4.7)
10.1*		Amendment No. 1 to Credit Agreement, dated as of March 8, 2019, among Masimo Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent
21.1*		List of Registrant’s Subsidiaries
31.1*		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*		Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*		Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 30, 2019 and December 29, 2018, (ii) Condensed Consolidated Statements of Income for the three months ended March 30, 2019 and March 31, 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2019 and March 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2019 and March 31, 2018, and (v) Notes to Condensed Consolidated Financial Statements.
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

MASIMO CORPORATION

Date: May 6, 2019	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: May 6, 2019	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President, Finance and Chief Financial Officer