Form 10-Q
period 2019-06-29
MASIMO CORP
filed 2019-07-31
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number 001-33642
________________________________________________
MASIMO CORPORATION
(Exact Name of Registrant as Specified in its Charter)
________________________________________________

Delaware						33-0368882
(State or Other Jurisdiction of Incorporation or Organization)						(I.R.S. Employer Identification Number)
52 Discovery	Irvine	,	California			92618
(Address of Principal Executive Offices)						(Zip Code)
				(949)	297-7000
(Registrant’s Telephone Number, Including Area Code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class				Trading Symbol(s)		Name of each exchange on which registered
Common Stock, $0.001 par value				MASI		The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
							Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ .232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)							Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class						Number of Shares Outstanding as of June 29, 2019
Common stock, $0.001 par value						53,325,842

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 29, 2019

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	June 29, 2019	December 29, 2018
ASSETS
Current assets
Cash and cash equivalents	$408,784	$552,490
Short-term investments	180,000	—
Trade accounts receivable, net of allowance for doubtful accounts of $1,984 and $1,535 at June 29, 2019 and December 29, 2018, respectively	120,580	109,629
Inventories	98,785	94,732
Other current assets	55,894	29,227
Total current assets	864,043	786,078
Lease receivable, noncurrent	44,284	—
Deferred costs and other contract assets	13,998	126,105
Property and equipment, net	202,810	165,972
Intangible assets, net	27,633	27,924
Goodwill	22,384	23,297
Deferred tax assets	30,475	21,210
Other non-current assets	24,219	4,232
Total assets	$1,229,846	$1,154,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$36,472	$40,388
Accrued compensation	42,439	49,486
Deferred revenue and other contract-related liabilities, current	25,874	33,106
Other current liabilities	31,289	24,627
Total current liabilities	136,074	147,607
Other non-current liabilities	53,898	38,146
Total liabilities	189,972	185,753
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at June 29, 2019 and December 29, 2018	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 53,325 and 53,085 shares issued and outstanding at June 29, 2019 and December 29, 2018, respectively	53	53
Treasury stock, 15,463 and 15,255 shares at June 29, 2019 and December 29, 2018, respectively	(516,880)	(489,026)
Additional paid-in capital	564,697	533,164
Accumulated other comprehensive loss	(6,484)	(6,199)
Retained earnings	998,488	931,073
Total stockholders’ equity	1,039,874	969,065
Total liabilities and stockholders’ equity	$1,229,846	$1,154,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue:
Product	$229,510	$202,004	$460,058	$406,393
Royalty and other revenue	142	9,617	1,258	18,181
Total revenue	229,652	211,621	461,316	424,574
Cost of goods sold	75,313	69,474	155,335	138,766
Gross profit	154,339	142,147	305,981	285,808
Operating expenses:
Selling, general and administrative	78,160	70,450	152,364	140,667
Research and development	24,175	20,085	45,590	39,644
Total operating expenses	102,335	90,535	197,954	180,311
Operating income	52,004	51,612	108,027	105,497
Non-operating income	3,529	1,405	7,415	3,052
Income before provision for income taxes	55,533	53,017	115,442	108,549
Provision for income taxes	10,645	9,164	21,232	19,066
Net income	$44,888	$43,853	$94,210	$89,483

Net income per share:
Basic	$0.84	$0.84	$1.77	$1.72
Diluted	$0.79	$0.79	$1.65	$1.60

Weighted-average shares used in per share calculations:
Basic	53,356	51,999	53,283	52,047
Diluted	57,066	55,742	56,940	55,842
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$44,888	$43,853	$94,210	$89,483
Other comprehensive income, net of tax:
Unrealized gains (losses) from foreign currency translation adjustments	292	(2,785)	(285)	(3,056)
Comprehensive income	$45,180	$41,068	$93,925	$86,427
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)

	Three and Six Months Ended June 29, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 29, 2018	53,085	$53	15,255	$(489,026)	$533,164	$(6,199)	$931,073	$969,065
Stock options exercised	224	—	—	—	6,867	—	—	6,867
Restricted/Performance stock units vested	29	—	—	—	—	—	—	—
Shares paid for tax withholding	(1)	—	—	—	(123)	—	—	(123)
Stock-based compensation	—	—	—	—	7,317	—	—	7,317
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	—	—	(26,795)	(26,795)
Net income	—	—	—	—	—	—	49,322	49,322
Foreign currency translation adjustment	—	—	—	—	—	(577)	—	(577)
Balance at March 30, 2019	53,337	53	15,255	(489,026)	547,225	(6,776)	953,600	1,005,076
Stock options exercised	189	—	—	—	5,999	—	—	5,999
Restricted/Performance stock units vested	7	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,473	—	—	11,473
Repurchases of common stock	(208)	—	208	(27,854)	—	—	—	(27,854)
Net income	—	—	—	—	—	—	44,888	44,888
Foreign currency translation adjustment	—	—	—	—	—	292	—	292
Balance at June 29, 2019	53,325	$53	15,463	$(516,880)	$564,697	$(6,484)	$998,488	$1,039,874

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)

	Three and Six Months Ended June 30, 2018
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 30, 2017	51,636	$52	15,059	$(472,536)	$461,494	$(2,941)	$737,956	$724,025
Stock options exercised	314	—	—	—	8,880	—	—	8,880
Restricted/Performance stock units vested	31	—	—	—	—	—	—	—
Shares paid for tax withholding	(2)	—	—	—	(168)	—	—	(168)
Stock-based compensation	—	—	—	—	5,332	—	—	5,332
Repurchases of common stock	(196)	—	196	(16,490)	—	—	—	(16,490)
Net income	—	—	—	—	—	—	45,630	45,630
Adoption of ASU 2016-16	—	—	—	—	—	—	(426)	(426)
Foreign currency translation adjustment	—	—	—	—	—	(270)	—	(270)
Balance at March 31, 2018	51,783	52	15,255	(489,026)	475,538	(3,211)	783,160	766,513
Stock options exercised	378	—	—	—	10,891	—	—	10,891
Restricted/Performance stock units vested	8	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,720	—	—	6,720
Net income	—	—	—	—	—	—	43,853	43,853
Foreign currency translation adjustment	—	—	—	—	—	(2,786)		(2,786)
Balance at June 30, 2018	52,169	$52	15,255	$(489,026)	$493,149	$(5,997)	$827,013	$825,191

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$94,210	$89,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,641	10,794
Stock-based compensation	18,790	12,049
Loss on disposal of property, equipment and intangibles	93	632
Provision from doubtful accounts	622	(356)
Provision (benefit) from deferred income taxes	21	(274)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,705)	20,209
(Increase) decrease in inventories	(4,159)	1,075
Increase in other current assets	(7,147)	(1,694)
Increase in lease receivable, net	(6,238)	—
Decrease (increase) in deferred costs and other contract assets	8,723	(7,809)
(Increase) decrease in other non-current assets	(177)	430
(Decrease) increase in accounts payable	(2,841)	1,820
Decrease in accrued compensation	(6,997)	(2,771)
(Decrease) increase in accrued liabilities	(2,966)	1,776
Increase (decrease) in income tax payable	2,109	(895)
Increase in deferred revenue and other contract-related liabilities	5,566	3,397
Increase in other non-current liabilities	1,234	33
Net cash provided by operating activities	100,779	127,899
Cash flows from investing activities:
Purchases of short-term investments	(180,000)	—
Purchases of property and equipment, net	(47,323)	(9,430)
Increase in intangible assets	(2,019)	(3,643)
Net cash used in investing activities	(229,342)	(13,073)
Cash flows from financing activities:
Proceeds from issuance of common stock	12,870	19,778
Payroll tax withholdings on behalf of employees for vested equity awards	(123)	(168)
Repurchases of common stock	(27,854)	(18,478)
Net cash (used in) provided by financing activities	(15,107)	1,132
Effect of foreign currency exchange rates on cash	(32)	(1,647)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(143,702)	114,311
Cash, cash equivalents and restricted cash at beginning of period	552,641	315,483
Cash, cash equivalents and restricted cash at end of period	$408,939	$429,794
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
The Company invented Masimo Signal Extraction Technology® (SET®), which provides the capabilities of Measure-through Motion and Low Perfusion™  pulse oximetry to address the primary limitations of conventional pulse oximetry. Over the years, the Company’s product offerings have expanded significantly to also include rainbow® Pulse CO-Oximetry, with its ability to monitor carboxyhemoglobin (SpCO®), methemoglobin (SpMet®), total hemoglobin concentration (SpHb®), fractional arterial oxygen saturation (SpfO2™), Oxygen Content (SpOC™), Pleth Variability Index (PVi®), rainbow® Pleth Variability Index (RPVi™), respiration rate from the pleth (RRp® and Oxygen Reserve Index (ORi™); as well as acoustic respiration monitoring (RRa®), SedLine® brain function monitoring, NomoLine® capnography and gas monitoring and O3® regional oximetry. These technologies are based upon Masimo SET®, rainbow® and other proprietary algorithms and are incorporated into a variety of product platforms depending on customers’ specifications. The Company’s current technology offerings also include remote patient monitoring, connectivity, and hospital automation solutions, including Masimo Patient SafetyNet1, Masimo Patient SafetyNet Surveillance1, Replica™, Iris®, MyView®, UniView™ and Trace™. The Company’s technologies are supported by a substantial intellectual property portfolio that the Company has built through internal development and, to a lesser extent, acquisitions and license agreements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of December 29, 2018 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (fiscal year 2018), filed with the SEC on February 26, 2019. The results for the three and six months ended June 29, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 28, 2019 (fiscal year 2019) or for any other interim period or for any future year.
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
______________

[1]	The use of the trademark Patient SafetyNet is under license from the University HealthSystem Consortium.

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
Reclassifications
Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period presentation, including previously reported selling, general and administrative expenses that have been reclassified as research and development expenses within the condensed consolidated financial statements for the three and six months ended June 30, 2018.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by-contract basis. There were no transfers between Level 1, Level 2 and Level 3 inputs during the six months ended June 29, 2019. The Company carries cash and cash equivalents at cost, which approximates fair value.
The following tables represent the Company’s financial assets (in thousands), measured at fair value on a recurring basis as of June 29, 2019:

					Reported as
	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$408,784	$—	$—	$408,784	$408,784	$—
Level 1:
Certificates of deposit	180,000	—	—	180,000	—	180,000
Subtotal	180,000	—	—	180,000	—	180,000
Level 2:
None	—	—	—	—	—	—
Level 3:
None	—	—	—	—	—	—
Total assets measured at fair value	$588,784	$—	$—	$588,784	$408,784	$180,000

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
Short-Term Investments
The Company classifies its investments in certificates of deposits maturing in one year or less as short-term investments. The carrying value of such investments approximates fair value and are accessible without any significant restrictions, taxes, or penalties. During the six months ended June 29, 2019, the Company invested $180.0 million in certificates of deposits with maturities ranging from six months to one year.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Lessee Right-of-Use (ROU) Assets and Lease Liabilities
As further discussed below within this Note 2 to these condensed consolidated financial statements, the Company adopted ASC 842 effective December 30, 2018. The Company determines if an arrangement contains a lease at inception. ROU assets represent the Company’s right to use an asset underlying an operating lease for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from an operating lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. Many of the Company’s lessee agreements include options to extend the lease, which the Company does not include in its lease terms unless they are reasonably certain to be exercised. The Company utilizes a portfolio approach to account for the ROU assets and liabilities associated with certain equipment leases. The Company has also made an accounting policy election not to separate lease and non-lease components for its real estate leases and to exclude short-term leases with a term of twelve months or less from its application of ASC 842. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.
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
Total renewal costs for patents and trademarks for the six months ended June 29, 2019 and June 30, 2018 were $0.4 million and $0.2 million, respectively. As of June 29, 2019, the weighted-average number of years until the next renewal was less than one year for patents and six years for trademarks.
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
No impairment of goodwill, intangible assets or other long-lived assets was recorded during each of the six months ended June 29, 2019 and June 30, 2018.

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
While the majority of the Company’s revenue contracts and transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation, judgment and analysis is required to determine the appropriate accounting, including: (i) the amount of the total consideration, including variable consideration, (ii) whether the arrangement contains an embedded lease, and if so, whether such embedded lease is a sales-type lease or an operating lease, (iii) the identification of the distinct performance obligations contained within the arrangement, (iv) how the arrangement consideration should be allocated to each performance obligation when multiple performance obligations exist, including the determination of standalone selling price, and (v) when to recognize revenue on the performance obligations. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.
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
The majority of the Company’s royalty and other revenue arose from one agreement that was due and payable quarterly in arrears. An estimate of these royalty revenues was recorded in the period earned based on historical results, adjusted for any new information or trends known to management at the time of estimation. This estimated revenue was adjusted prospectively when the Company received the underlying royalty report, approximately sixty days after the end of the previous quarter. The Company received its final royalty payment from this agreement during the three months ended March 30, 2019. For the three months ended June 29, 2019 and June 30, 2018, the Company recognized royalty revenue pursuant to this agreement of approximately $0.0 million and $9.1 million, respectively. For the six months ended June 29, 2019 and June 30, 2018, the Company recognized royalty revenue pursuant to this agreement of approximately $0.7 million and $17.2 million, respectively.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Changes in the product warranty accrual were as follows (in thousands):

	Six Months Ended
	June 29, 2019	June 30, 2018
Warranty accrual, beginning of period	$1,910	$1,149
Accrual for warranties issued	1,877	643
Changes to pre-existing warranties (including changes in estimates)(1)	1,601	551
Settlements made	(719)	(502)
Warranty accrual, end of period	$4,669	$1,841

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
The change in accumulated other comprehensive loss was as follows (in thousands):

Six Months Ended June 29, 2019
Accumulated other comprehensive loss, beginning of period	$(6,199)
Unrealized gains from foreign currency translation	(285)
Accumulated other comprehensive loss, end of period	$(6,484)

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance share units (PSUs). For the three months ended June 29, 2019 and June 30, 2018, weighted options to purchase 0.4 million and 1.2 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the six months ended June 29, 2019 and June 30, 2018, weighted options to purchase 0.3 million and 1.1 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs are considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of each of June 29, 2019 and June 30, 2018, 2.7 million weighted average shares related to such RSUs have been excluded from the calculation of potential shares for each of the three and six month periods then ended.
A reconciliation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$44,888	$43,853	$94,210	$89,483
Basic net income per share:
Weighted-average shares outstanding - basic	53,356	51,999	53,283	52,047
Net income per basic share	$0.84	$0.84	$1.77	$1.72
Diluted net income per share:
Weighted-average shares outstanding - basic	53,356	51,999	53,283	52,047
Diluted share equivalent: stock options, RSUs and PSUs	3,710	3,743	3,657	3,795
Weighted-average shares outstanding - diluted	57,066	55,742	56,940	55,842
Net income per diluted share	$0.79	$0.79	$1.65	$1.60

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash paid during the year for:
Interest	$73	$229
Income taxes	26,975	21,771
Capitalized operating leases	3,409	—

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities(1)	$24,093	$—

Non-cash investing activities:
Unpaid purchases of property, plant and equipment	$1,216	$663

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$283	$—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$408,784	$429,647
Restricted cash	155	147
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$408,939	$429,794

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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
In connection with its adoption of ASC 842, the Company recorded lessee operating lease ROU assets and lessee operating lease liabilities of $22.5 million as of December 30, 2018, primarily related to real estate and equipment leases, based on the present value of the future lease payments on such date. As a lessor, the Company also recorded customer lease receivables of $62.0 million, a reduction to equipment leased to customers (formerly titled deferred cost of goods sold) of $103.5 million, an increase to deferred tax assets of $8.6 million, a decrease to deferred revenue and contract-related liabilities of $9.1 million, an increase in other current liabilities of $3.0 million and a cumulative net decrease to retained earnings of $26.8 million, all related to the reclassification of certain embedded leases in existing deferred equipment agreements from operating to sales-type leases as of December 30, 2018. See Notes 6, 7 and 9 to these condensed consolidated financial statements for additional disclosures required by ASC 842.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). The new standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company does not expect this standard will have a material impact on its consolidated financial statements upon adoption.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The new standard adds and modifies certain disclosure requirements for fair value measurements including where entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will need to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company does not expect this standard will have a material impact on its consolidated financial statements upon adoption.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). Subsequent to the issuance of ASU 2016-13, the FASB clarified the guidance through several ASUs. The collective new guidance (ASC 326) generally requires entities to use a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect. The entity’s estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts. ASC 326 is effective for annual and interim fiscal reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is continuing to evaluate the expected impact of this ASC 326 but does not expect it to have a material impact on its consolidated financial statements upon adoption.
3. Related Party Transactions
The Company’s Chairman and CEO is also the Chairman and CEO of Cercacor. The Company is a party to the following agreements with Cercacor:

•
Cross-Licensing Agreement - The Company and Cercacor are parties to the Cross-Licensing Agreement, which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities to Cercacor arising under the Cross-Licensing Agreement were $2.9 million and $2.0 million for the three months ended June 29, 2019 and June 30, 2018, respectively. Aggregate liabilities to Cercacor arising under the Cross-Licensing Agreement were $5.8 million and $4.5 million for the six months ended June 29, 2019 and June 30, 2018, respectively.

•
Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were less than $0.1 million for each of the three and six months ended June 29, 2019 and June 30, 2018.

•
Sublease Agreement - In March 2016, the Company entered into a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California (Cercacor Sublease). The Cercacor Sublease began on May 1, 2016 and expires on November 30, 2019. The Company recognized less than $0.1 million in sublease income for each of the three months ended June 29, 2019 and June 30, 2018. The Company recognized less than $0.2 million in sublease income for each of the six months ended June 29, 2019 and June 30, 2018.

Net amounts due to Cercacor at June 29, 2019 and December 29, 2018 were $2.8 million and $2.9 million, respectively.
The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. During the three and six months ended June 29, 2019, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services.
The Company’s CEO is also the Chairman of both the Patient Safety Movement Foundation (PSMF), a non-profit organization which was founded in 2013 to work with hospitals, medical technology companies and patient advocates to unite the healthcare ecosystem and eliminate the more than 200,000 U.S. preventable hospital deaths that occur every year by 2020, and the Patient Safety Movement Coalition (PSMC), a not-for-profit social welfare organization that was founded in 2013 to promote patient safety legislation. The Company’s EVP, CFO also serves as the Treasurer of both PSMF and PSMC, and the Company’s EVP, General Counsel and Corporate Secretary also serves as the Secretary for PSMC. During the three and six months ended June 29, 2019, the Company made various in-kind contributions to PSMF, mainly in the form of donated office space and administrative services.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The Company maintains an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. For each of the three and six months ended June 29, 2019 and June 30, 2018, the Company charged the Company’s CEO less than $0.1 million related to such reimbursements.
4. Inventories
Inventories consist of the following (in thousands):

	June 29, 2019	December 29, 2018
Raw materials	$49,664	$38,955
Work-in-process	9,157	9,036
Finished goods	39,964	46,741
Total inventories	$98,785	$94,732

5. Other Current Assets
Other current assets consist of the following (in thousands):

	June 29, 2019	December 29, 2018
Lease receivable, current	$20,129	$—
Prepaid income taxes	11,857	3,071
Prepaid expenses	9,676	10,582
Indirect taxes receivable	5,251	6,516
Customer notes receivable	3,230	3,780
Other current assets	5,751	5,278
Total other current assets	$55,894	$29,227

6. Lease Receivable
The Company adopted ASC 842, the lease accounting standard, effective as of December 30, 2018. Among other things, the Company’s adoption of ASC 842 resulted in changes to the classification of certain embedded leases within its deferred equipment agreements from operating to sales-type leases. As a result, the Company now recognizes revenue and costs, as well as a lease receivable, at the time the lease commences pursuant to deferred equipment agreements containing embedded sales-type leases. Revenue and costs related to embedded leases within the Company’s deferred equipment agreements are included in product revenue and cost of goods sold, respectively. See “Recently Adopted Accounting Pronouncements” under Note 2 to these condensed consolidated financial statements for additional information related to the Company’s adoption of ASC 842.
Lease receivable consists of the following (in thousands):

June 29, 2019
Lease receivable	$64,748
Allowance for credit loss	(335)
Lease receivable, net	64,413
Less: Current portion of lease receivable	(20,129)
Lease receivable, noncurrent	$44,284

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

As of June 29, 2019, estimated future maturities of customer sales-type lease receivables for each of the following fiscal years are as follows (in thousands):

Fiscal year	Amount
2019 (balance of year)	$9,790
2020	17,348
2021	13,542
2022	10,533
2023	6,594
Thereafter	6,606
Total	$64,413

Estimated future operating lease payments expected to be received from customers under deferred equipment agreements are not material as of June 29, 2019.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following (in thousands):

	June 29, 2019	December 29, 2018
Prepaid contract incentives	$5,862	$7,036
Deferred commissions	5,136	5,085
Unbilled contract receivables	2,358	5,567
Equipment leased to customers, net(1)	642	108,417
Total deferred costs and other contract assets	$13,998	$126,105
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

For the three months ended June 29, 2019 and June 30, 2018, $0.4 million and $7.2 million, respectively, of equipment leased to customers was amortized to cost of goods sold. For the six months ended June 29, 2019 and June 30, 2018, $0.6 million and $14.8 million, respectively, of equipment leased to customers was amortized to cost of goods sold. As of June 29, 2019 and December 29, 2018, accumulated amortization of equipment leased to customers was $0.9 million and $103.1 million, respectively.
For each of the three months ended June 29, 2019 and June 30, 2018, $0.4 million of prepaid contract incentives was amortized as a reduction to revenue. For the six months ended June 29, 2019 and June 30, 2018, $0.9 million and $0.8 million, respectively, of prepaid contract incentives was amortized as a reduction to revenue.
For each of the three months ended June 29, 2019 and June 30, 2018, $0.5 million of deferred commissions was amortized to selling, general and administrative expenses. For the six months ended June 29, 2019 and June 30, 2018, $1.0 million and $1.1 million, respectively, of deferred commissions was amortized to selling, general and administrative expenses.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

8. Property and Equipment
Property and equipment, net, consists of the following (in thousands):

	June 29, 2019	December 29, 2018
Building and building improvements	$91,595	$88,449
Machinery and equipment	58,077	54,525
Land	40,216	23,762
Aircraft and vehicles	25,595	25,555
Computer equipment	18,649	16,582
Leasehold improvements	17,167	16,428
Tooling	14,742	14,212
Furniture and office equipment	10,670	10,459
Demonstration units	474	470
Construction-in-progress (CIP)	32,125	13,320
Total property and equipment	309,310	263,762
Accumulated depreciation and amortization	(106,500)	(97,790)
Property and equipment, net	$202,810	$165,972

For the three months ended June 29, 2019 and June 30, 2018, depreciation expense of property and equipment was $5.1 million and $4.1 million, respectively. For the six months ended June 29, 2019 and June 30, 2018, depreciation expense of property and equipment was $9.4 million and $8.1 million, respectively.
During the three months ended June 29, 2019, the Company, through its wholly owned subsidiaries, completed the purchase of two buildings for an aggregate purchase price of $35.6 million.
The balance in CIP at June 29, 2019 related primarily to a recently purchased building and capitalized implementation costs related to a new enterprise resource planning software system, the underlying assets for which have not been completed or placed into service. The balance in CIP at December 29, 2018 related primarily to capitalized costs associated with the implementation of a new enterprise resource planning software system and a capital improvement project at our corporate headquarters, the underlying assets for which had not been completed or placed into service.
9. Lessee ROU Assets and Lease Liabilities
The Company adopted ASC 842, the lease accounting standard, effective as of December 30, 2018. Among other things, the Company’s adoption of ASC 842 resulted in: (a) the recognition of lessee ROU assets for the right to use assets subject to operating leases; and (b) the recognition of lessee lease liabilities for its obligation to make operating lease payments. See “Recently Adopted Accounting Pronouncements” under Note 2 to these condensed consolidated financial statements for additional information related to the Company’s adoption of ASC 842.
The Company leases certain facilities in North and South America, Europe, the Middle East and Asia-Pacific regions under operating lease agreements expiring at various dates through December 2026. In addition, the Company leases equipment in the U.S. and Europe that are classified as operating leases and expire at various dates through September 2023. The majority of these leases are non-cancellable and generally do not contain any material residual value guarantees or material restrictive covenants. The Company recognizes lease costs under these agreements using a straight-line method based on total lease payments. Certain facility leases contain predetermined price escalations and in some cases renewal options, the longest of which is for 5 years.
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of June 29, 2019, the weighted average discount rate used by the Company for all operating leases was approximately 3.8%.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Balance sheet classifications related to the Company’s operating leases for the period ended June 29, 2019 are as follows:

	Balance sheet classification	June 29, 2019
Lessee ROU assets	Other non-current assets	$19,800

Lessee current lease liabilities	Other current liabilities	4,543
Lessee non-current lease liabilities	Other non-current liabilities	16,447
Total operating lease liabilities		$20,990

The weighted average remaining lease term for the Company’s operating leases was 8.2 years as of June 29, 2019.
As of June 29, 2019, estimated future operating lease payments for each of the following fiscal years were as follows (in thousands):

Fiscal year	Amount
2019 (balance of year)	$2,819
2020	4,553
2021	2,744
2022	1,941
2023	1,748
Thereafter(1)	10,846
Total	24,651
Imputed interest	(3,661)
Present value	$20,990

______________
(1)     Includes optional renewal period for certain leases.
As of December 29, 2018, the estimated future minimum lease payments, including interest, under operating leases for each of the following fiscal years ending on or about December 31 were as follows (in thousands):

Fiscal year	Amount
2019	$6,926
2020	4,422
2021	2,384
2022	1,701
2023	1,568
Thereafter(1)	9,921
Total	$26,922
______________
(1)     Includes optional renewal period for certain leases.
Lease costs for the three and six months ended June 29, 2019 were as follows (in thousands):

	June 29, 2019
	Three Months Ended	Six Months Ended
Operating lease costs	$1,688	$3,453
Short-term lease costs	3	12
Sublease income	(52)	(104)
Total lease cost	$1,639	$3,361

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

For the three and six months ended June 30, 2018, rental expense related to operating leases was $1.7 million and $3.5 million, respectively.
10. Intangible Assets
Intangible assets, net, consist of the following (in thousands):

	June 29, 2019	December 29, 2018
Patents	$22,224	$21,323
Customer relationships	7,669	7,669
Licenses-related party	7,500	7,500
Acquired technology	5,580	5,580
Trademarks	4,372	4,190
Capitalized software development costs	3,436	3,430
Other	5,466	5,466
Total intangible assets	56,247	55,158
Accumulated amortization	(28,614)	(27,234)
Intangible assets, net	$27,633	$27,924

Total amortization expense for the three months ended June 29, 2019 and June 30, 2018 was $1.1 million and $1.5 million, respectively. Total amortization expense for the six months ended June 29, 2019 and June 30, 2018 was $2.2 million and $2.7 million, respectively. All of these intangible assets have a ten year weighted average amortization period.
Estimated amortization expense for each of the next fiscal years is as follows (in thousands):

Fiscal year	Amount
2019 (balance of year)	$4,373
2020	3,842
2021	3,673
2022	2,309
2023	1,719
Thereafter	11,717
Total	$27,633

11. Goodwill
Changes in goodwill during the six months ended June 29, 2019 were as follows (in thousands):

Six Months Ended June 29,
Goodwill, beginning of period	$23,297
Adjustments to goodwill from finalization of purchase price allocation	(651)
Foreign currency translation adjustment	(262)
Goodwill, end of period	$22,384

On September 21, 2018, the Company acquired all of the outstanding shares of a private patient monitoring software company for approximately $4.0 million. Based on the Company’s purchase price allocation, approximately $2.8 million of the purchase price has been assigned to goodwill, $0.7 million of which was recorded as an adjustment to the preliminary purchase price allocation to deferred tax assets based on additional analysis completed during the six months ended June 29, 2019.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

12. Other Assets, Long-Term
Other assets, long-term consist of the following (in thousands):

	June 29, 2019	December 29, 2018
Lessee ROU assets	$19,800	$—
Prepaid deposits	3,065	2,881
Long term investments	1,200	1,200
Restricted cash	154	151
Total other assets, long-term	$24,219	$4,232

13. Deferred Revenue and Other Contract Liabilities
Deferred revenue and other contract liabilities consist of the following (in thousands):

	June 29, 2019	December 29, 2018
Deferred revenue(1)	$13,825	$10,883
Accrued rebates and incentives	7,054	6,282
Accrued customer reimbursements(2)	4,515	16,194
Other contract-related liabilities	606	432
Total deferred revenue and other contract-related liabilities	26,000	33,791
Less: Non-current portion of deferred revenue	(126)	(685)
Deferred revenue and other contract-related liabilities - current	$25,874	$33,106

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
Changes in deferred revenue for the six months ended June 29, 2019 were as follows:

Six Months Ended June 29, 2019
Deferred revenue, beginning of the period	$10,883
Revenue deferred during the period	5,780
Recognition of revenue deferred in prior periods	(2,838)
Deferred revenue, end of the period	$13,825

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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following table summarizes the Company’s estimated Unrecognized Contract Revenue as of June 29, 2019 and the future periods within which the Company expects to recognize such revenue.

	Expected Future Revenue By Period (in thousands)
	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years	Total
Unrecognized Contract Revenue	$211,727	$278,572	$121,698	$27,316	$639,313

The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially, from those reflected in this table.
14. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	June 29, 2019	December 29, 2018
Income tax payable	$5,185	$3,071
Accrued expenses	5,161	5,038
Accrued warranty	4,669	1,910
Accrued indirect taxes payable	4,659	6,465
Lessee lease liabilities, current	4,543	—
Related party payables	2,876	4,000
Accrued legal fees	1,554	1,481
Other	2,642	2,662
Total accrued and other current liabilities	$31,289	$24,627

15. Credit Facilities
On December 17, 2018, the Company entered into a Credit Agreement (the 2018 Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, and Bank of the West, a Lender (collectively, the Lenders). The 2018 Credit Facility provides for up to $150.0 million of unsecured borrowings in multiple currencies, with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity up to $550.0 million in the future with the initial Lenders and additional Lenders, as required. The 2018 Credit Facility also provides for a sublimit of up to $25.0 million for the issuance of letters of credit and a sublimit of $75.0 million for borrowings in specified foreign currencies. All unpaid principal under the 2018 Credit Facility will become due and payable on December 17, 2023. Proceeds from the 2018 Credit Facility are expected to be used for general corporate, capital investment and working capital needs.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Pursuant to the terms of the 2018 Credit Facility, the Company is subject to certain covenants, including financial covenants related to a net leverage ratio and an interest charge coverage ratio, and other customary negative covenants. The 2018 Credit Facility also includes customary events of default which, upon the occurrence of any such event of default, provide the Lenders with the right to take either or both of the following actions: (a) immediately terminate the commitments, and (b) declare the loans then outstanding immediately due and payable in full. As of June 29, 2019, the 2018 Credit Facility had no outstanding draws and $1.7 million of outstanding letters of credit. As of December 29, 2018, the 2018 Credit Facility had no outstanding draws or letters of credit. The Company was in compliance with all covenants under the 2018 Credit Facility as of June 29, 2019 and December 29, 2018.
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
For the three months ended June 29, 2019 and June 30, 2018, the Company incurred total interest expense of less than $0.1 million and $0.0 million, respectively, under the 2018 Credit Facility and the Restated Credit Facility. For the six months ended June 29, 2019 and June 30, 2018, the Company incurred total interest expense of less than $0.2 million and $0.6 million, respectively, under the 2018 Credit Facility and the Restated Credit Facility.
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	June 29, 2019	December 29, 2018
Income tax payable, noncurrent	$21,522	$21,522
Lessee lease liabilities, noncurrent	16,447	—
Unrecognized tax benefits	12,801	11,717
Deferred tax liabilities	2,972	2,956
Other	156	1,951
Total other non-current liabilities	$53,898	$38,146

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
In July 2018, the Board approved a new stock repurchase program, authorizing the Company to purchase up to 5.0 million additional shares of its common stock over a period of up to three years (2018 Repurchase Program). As of June 29, 2019, 4.8 million shares remained available for repurchase pursuant the 2018 Repurchase Program.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following table provides a summary of the Company’s stock repurchase activities during the three and six months ended June 29, 2019 and June 30, 2018 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Shares repurchased(1)	208	—	208	196
Average cost per share	$134.03	$—	$134.03	$84.14
Value of shares repurchased	$27,854	$—	$27,854	$16,490

______________

(1)	Excludes shares withheld from the shares of its common stock actually issued in connection the vesting of PSU awards to satisfy certain U.S. federal and state tax withholding obligations.
18. Stock-Based Compensation
Total stock-based compensation expense for the three months ended June 29, 2019 and June 30, 2018 was $11.5 million and $6.7 million, respectively. Total stock-based compensation expense for the six months ended June 29, 2019 and June 30, 2018 was $18.8 million and $12.1 million, respectively. As of June 29, 2019, an aggregate of 11.2 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 2.5 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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
(unaudited)

Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for exercise prices):

	Six Months Ended June 29, 2019
	Shares	Average Exercise Price
Options outstanding, beginning of period	5,676	$43.61
Granted	335	134.09
Canceled	(105)	77.56
Exercised	(413)	31.14
Options outstanding, end of period	5,493	$49.42
Options exercisable, end of period	3,456	$31.98

Total stock option expense for the three months ended June 29, 2019 and June 30, 2018 was $3.8 million and $3.4 million, respectively. Total stock option expense for the six months ended June 29, 2019 and June 30, 2018 was $7.2 million and $6.8 million, respectively. As of June 29, 2019, the Company had $44.7 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted average period of approximately 3.6 years. The weighted-average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock as of June 29, 2019 was 5.8 years. The weighted-average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock as of June 29, 2019, was 4.6 years.
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted average grant date fair value amounts):

	Six Months Ended June 29, 2019
	Units	Weighted Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,707	$95.54
Granted	98	133.24
Canceled	(2)	133.50
Expired	—	—
Vested	(7)	99.05
RSUs outstanding, end of period	2,796	$96.82

Total RSU expense for the three months ended June 29, 2019 and June 30, 2018 was $0.8 million and $0.2 million, respectively. Total RSU expense for the six months ended June 29, 2019 and June 30, 2018 was $1.1 million and $0.4 million, respectively. As of June 29, 2019, the Company had $12.0 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 4.4 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted average grant date fair value amounts):

	Six Months Ended June 29, 2019
	Units	Weighted Average Grant Date Fair Value
PSUs outstanding, beginning of period	313	$88.34
Granted	128	133.50
Canceled	—	—
Expired	—	—
Vested	(29)	90.69
PSUs outstanding, end of period	412	$102.22

During the six months ended June 29, 2019, the Company awarded 128,000 PSUs that will vest three years from the award date, based on the achievement of certain 2021 performance criteria approved by the Board. If earned, the PSUs granted will vest upon achievement of the performance criteria after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 128,000 PSUs or 256,000 shares. Based on management’s estimate of the number of units expected to vest, total PSU expense for the three months ended June 29, 2019 and June 30, 2018 was $6.9 million and $3.2 million, respectively. Based on management’s estimate of the number of units expected to vest, total PSU expense for the six months ended June 29, 2019 and June 30, 2018 was $10.5 million and $4.9 million, respectively. As of June 29, 2019, the Company had $51.8 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 2.2 years.
Valuation of Stock-Based Award Activity
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Risk-free interest rate	1.8% to 2.4%	2.6% to 2.9%	1.8% to 2.6%	2.3% to 2.9%
Expected term (in years)	5.2	5.6	5.2	5.5
Estimated volatility	28.3% to 28.9%	27.2% to 29.2%	28.3% to 30.0%	27.2% to 29.7%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$41.90	$30.33	$41.30	$28.96

The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of June 29, 2019 was $546.1 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of June 29, 2019 was $403.8 million. The aggregate intrinsic value of options exercised during the three months ended June 29, 2019 was $20.7 million. The aggregate intrinsic value of options exercised during the six months ended June 29, 2019 was $42.4 million.
The fair value of each RSU and PSU award is determined based on the closing price of the Company’s common stock on the grant date, or the modification date, if any.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

19. Non-operating income
Non-operating income consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Interest income	$3,609	$1,789	$7,042	$2,922
Interest expense	(80)	(60)	(161)	(687)
Realized and unrealized foreign currency gain (loss)	6	(566)	541	547
Other	(6)	242	(7)	270
Total	$3,529	$1,405	$7,415	$3,052

20. Income Taxes
The Company has provided for income taxes in fiscal year 2019 interim periods based on the estimated effective income tax rate for the complete fiscal year and adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended June 29, 2019 and June 30, 2018, the Company recorded discrete tax benefits of approximately $2.6 million and $3.9 million, respectively, related to excess tax benefits realized from stock-based compensation. For the six months ended June 29, 2019 and June 30, 2018, the Company recorded discrete tax benefits of approximately $6.0 million and $7.1 million, respectively, related to excess tax benefits realized from stock-based compensation.
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
As of June 29, 2019, the liability for income taxes associated with uncertain tax positions was approximately $16.4 million. If fully recognized, approximately $15.1 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
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
21. Commitments and Contingencies
Employee Retirement Savings Plan
The Company sponsors a qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $0.7 million and $0.6 million to the MRSP for the three months ended June 29, 2019 and June 30, 2018, respectively. The Company contributed $1.2 million and $1.3 million to the MRSP for the six months ended June 29, 2019 and June 30, 2018, respectively. In addition, the Company sponsors various defined contribution plans in certain locations outside of the United States and the amounts contributed to such plans are immaterial.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Employment and Severance Agreements
In July 2017, the Company entered into the First Amendment to the certain Amended and Restated Employment Agreement entered into between the Company and Mr. Kiani on November 4, 2015 (as amended, the Amended Employment Agreement). Pursuant to the terms of the Amended Employment Agreement, upon a “Qualifying Termination” (as defined in the Amended Employment Agreement), Mr. Kiani will be entitled to receive a cash severance benefit equal to two times the sum of his then-current base salary and the average annual bonus paid to Mr. Kiani during the immediately preceding three years, the full amount of the Award Shares and the full amount of the Cash Payment. In addition, in the event of a “Change in Control” (as defined in the Amended Employment Agreement) prior to a Qualifying Termination, on each of the first and second anniversaries of the Change in Control, 50% of the Cash Payment and 50% of the Award Shares will vest, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date; however, in the event of a Qualifying Termination or a termination of Mr. Kiani’s employment due to death or disability prior to either of such anniversaries, any unvested amount of the Cash Payment and all of the unvested Award Shares shall vest and be paid in full. Additionally, in the event of a Change in Control prior to a Qualifying Termination, Mr. Kiani’s stock options and any other equity awards will vest in accordance with their terms, but in no event later than in two equal installments on each of the one year and two year anniversaries of the Change in Control, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date. As of June 29, 2019, the expense related to the Award Shares and Cash Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement was approximately $292.9 million.
As of June 29, 2019, the Company had severance plan participation agreements with eight executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months’ advance notice of their resignation under certain circumstances.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $89.5 million of purchase commitments as of June 29, 2019, which are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of June 29, 2019, the Company had approximately $2.4 million in outstanding unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of June 29, 2019, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash in time deposits with major financial institutions. As of June 29, 2019, the Company had $588.8 million of bank balances, which was comprised of $180.0 million of certificates of deposit and $408.8 million in checking or deposit accounts. Of the $588.8 million of bank balances, $3.6 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.

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
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended June 29, 2019 and June 30, 2018, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs approximated 56.8% and 57.4% of total product revenue, respectively. During the six months ended June 29, 2019 and June 30, 2018, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs approximated 56.5% and 57.8% of total product revenue, respectively.
For the three months ended June 29, 2019, the Company had sales through two just-in-time distributors that represented 13.3% and 12.1% of total product revenue, respectively. For the three months ended June 30, 2018, the Company had sales through the same two just-in-time distributors that represented 11.3% and 11.1% of total product revenue, respectively.
For the six months ended June 29, 2019, the Company had sales through two just-in-time distributors that represented 13.5% and 11.2% of total product revenue, respectively. For the six months ended June 30, 2018, the Company had sales through the same two just-in-time distributors that represented 12.5% and 10.9% of total product revenue, respectively.
As of June 29, 2019, one just-in-time distributor represented 7.0% of the Company’s accounts receivable balance. As of December 29, 2018, one just-in-time distributor represented 6.7% of the Company’s accounts receivable balance.
Litigation
During the third quarter of fiscal year 2017, the Company became aware that certain amounts had been paid by a foreign government customer to the Company’s former appointed foreign agent in connection with a foreign government tender, but had not been remitted by such agent to the Company in accordance with the agency agreement. On December 28, 2017, the Company initiated arbitration proceedings against this foreign agent after unsuccessful attempts to recover such remittances. As a result, the Company recorded a net charge of approximately $10.5 million during the fourth quarter of fiscal year 2017 in connection with this dispute, of which $2.0 million was recovered during the year ended December 29, 2018. An arbitration hearing was held on February 11, 2019. On July 8, 2019, the arbitrator awarded the Company $10.5 million in damages, fees, and costs. Although the Company intends to vigorously pursue collection of the arbitration award, there is no guarantee that the Company will be successful in these efforts.
On January 2, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California by Physicians Healthsource, Inc.. The complaint alleges that the Company sent unsolicited facsimile advertisements in violation of the Junk Fax Protection Act of 2005 and related regulations. The complaint seeks $500 for each alleged violation, treble damages if the District Court finds the alleged violations to be knowing, plus interest, costs and injunctive relief. On March 26, 2019, an amended complaint was filed adding Radha Geismann MD PC as an additional named plaintiff. On June 17, 2019, the plaintiffs filed their motion for class certification. The Company’s opposition to the motion for class certification is due August 26, 2019. A trial date of November 5, 2019 has been set by the District Court. The Company believes it has good and substantial defenses to the class claims, but there is no guarantee that the Company will prevail. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying condensed consolidated financial statements.
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
The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 29, 2019		June 30, 2018		June 29, 2019		June 30, 2018
Geographic area by destination:
United States (U.S.)	$155,513	67.8%	$140,134	69.4%	$312,181	67.9%	$281,175	69.2%
Europe, Middle East and Africa	45,406	19.8	34,328	17.0	93,878	20.4	78,374	19.3
Asia and Australia	21,685	9.4	20,497	10.1	39,803	8.7	33,403	8.2
North and South America (excluding the U.S.)	6,906	3.0	7,045	3.5	14,196	3.0	13,441	3.3
Total product revenue	$229,510	100.0%	$202,004	100.0%	$460,058	100.0%	$406,393	100.0%

The Company’s consolidated long-lived assets (tangible non-current assets) by geographic area are (in thousands, except percentages):

	June 29, 2019		December 29, 2018
Long-lived assets by geographic area:
United States	$199,237	97.9%	$262,373	95.6%
International	4,215	2.1	12,016	4.4
Total	$203,452	100.0%	$274,389	100.0%

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
Our core business is Measure-through Motion and Low Perfusion™  pulse oximetry, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry. Our product offerings have expanded significantly over the years to also include noninvasive monitoring of blood constituents with an optical signature, optical regional oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring and exhaled gas monitoring. In addition, we have developed the Root® patient monitoring and connectivity platform, the Radical-7® and Rad-97™ bedside and portable patient monitors and the Radius-7® wearable wireless patient monitor. We have also developed the Masimo Patient SafetyNet supplemental remote patient surveillance and monitoring system, which currently allows up to 200 patients to be monitored and viewed simultaneously and remotely through a PC-based monitor or by care providers through their pagers, voice-over-IP phones or smartphones. We have also developed hospital automation and connectivity solutions, such as Iris® and Iris Gateway®, which allow the transfer of data from Masimo and third-party devices to hospital electronic medical records, and UniView™, which provides an integrated display of real-time data from Masimo and third-party devices. For an overview of our product offerings and technologies, please refer to “Business” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC on February 26, 2019.
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
In January 2019, we announced the U.S. launch of Iris® Device Management System (Iris DMS), an automation and connectivity solution designed to streamline management of Masimo devices used throughout a hospital system. Iris® DMS is designed to address the challenges of maintaining many patient monitors in a complex hospital environment.

Also in January 2019, we announced FDA 510(k) clearance of the measurement of respiration rate from the pleth (RRp®) on the MightySat® Rx spot-check fingertip pulse oximeter, as well as its indication for use in the home environment. MightySat® Rx also measures functional oxygen saturation (SpO2), pulse rate (PR), perfusion index (Pi), and Pleth Variability index (PVi®).
In February 2019, we announced the launch of Doctella™, a secure cloud-based patient engagement and remote care automation platform. Doctella™ enables web configurable CarePrograms™ to be customized to include patient reminders, coaching and guidance along with connectivity to compatible medical devices to integrate information into intelligent dashboards.
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
Also in March 2019, we announced FDA 510(k) clearance of the Rad-67™ Pulse CO-Oximeter® with Spot-check Next Generation SpHb® monitoring technology and the rainbow® DCI®-mini Reusable sensor. Rad-67™ offers rainbow® noninvasive hemoglobin measurement (SpHb®) and Measure-through Motion and Low Perfusion™ SET® pulse oximetry in a compact, portable spot-check monitoring device. When used with the rainbow® DCI®-mini sensor, Rad-67™ provides spot-check monitoring with Next Generation SpHb®.
In April 2019, we announced the CE marking of the Mdoloris Analgesia Nociception Index (ANI™) module for the Masimo Root® Patient Monitoring and Connectivity Hub, the first commercially available result of a Masimo Open Connect® (MOC) third-party partnership, between Mdoloris and Masimo.
Also in April 2019, we announced the release of Halo ION™ which allows clinicians to aggregate trend data from as few as three physiological parameters (SpO2, PR, and Pi), and as many as are available, including data from EMRs, into a single continuous early warning score. Each patient’s Halo ION™ score is displayed on the Masimo Patient SafetyNet™ Supplemental Remote Monitoring and Clinician Notification System as a number ranging from 0 to 100, helping to streamline clinicians’ patient assessment workflow.
In May 2019, we announced FDA 510(k) clearance of Radius PPG™, a tetherless sensor solution powered by Masimo SET®. Radius PPG™ eliminates the need for a cabled connection to a pulse oximetry monitor, allowing patients to move freely and comfortably while still being continuously monitored reliably and accurately. Coupled with the proven benefits of Masimo SET® pulse oximetry, Radius PPG™ is suited for use anywhere patients can benefit from mobility through a wireless connection.
In June 2019, we announced that O3® Regional Oximetry had received FDA 510(k) clearance for use on neonatal and infant patients (<10 kg). O3® may help clinicians monitor cerebral oxygenation in situations in which peripheral pulse oximetry alone may not be fully indicative of the oxygen in the brain. With this expansion of the O3® platform, the benefits of monitoring with O3® are now available to patients of all ages, from neonates to adults.
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
Adoption of Lease Accounting Standard
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

Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages). Certain amounts for prior periods have been reclassified to conform to the current period presentation, including certain previously reported selling, general and administrative expenses that have been reclassified as research and development expenses for the three and six months ended June 30, 2018.

	Three Months Ended				Six Months Ended
	June 29, 2019	Percentage of Revenue	June 30, 2018	Percentage of Revenue	June 29, 2019	Percentage of Revenue	June 30, 2018	Percentage of Revenue
Revenue:
Product	$229,510	99.9%	$202,004	95.5%	$460,058	99.7%	$406,393	95.7%
Royalty and other revenue	142	0.1	9,617	4.5	1,258	0.3	18,181	4.3
Total revenue	229,652	100.0	211,621	100.0	461,316	100.0	424,574	100.0
Cost of goods sold	75,313	32.8	69,474	32.8	155,335	33.7	138,766	32.7
Gross profit	154,339	67.2	142,147	67.2	305,981	66.3	285,808	67.3
Operating expenses:
Selling, general and administrative	78,160	34.0	70,450	33.3	152,364	33.0	140,667	33.1
Research and development	24,175	10.5	20,085	9.5	45,590	9.9	39,644	9.3
Total operating expenses	102,335	44.6	90,535	42.8	197,954	42.9	180,311	42.5
Operating income	52,004	22.6	51,612	24.4	108,027	23.4	105,497	24.8
Non-operating income	3,529	1.5	1,405	0.7	7,415	1.6	3,052	0.7
Income before provision for income taxes	55,533	24.2	53,017	25.1	115,442	25.0	108,549	25.6
Provision for income taxes	10,645	4.6	9,164	4.3	21,232	4.6	19,066	4.5
Net income	$44,888	19.5%	$43,853	20.7%	$94,210	20.4%	$89,483	21.1%

Comparison of the Three Months ended June 29, 2019 to the Three Months ended June 30, 2018
Revenue. Total revenue increased $18.0 million, or 8.5%, to $229.7 million for the three months ended June 29, 2019 from $211.6 million for the three months ended June 30, 2018. The following table details our total product revenues by the geographic area to which the products were shipped for each of the three months ended June 29, 2019 and June 30, 2018 (dollars in thousands):

	Three Months Ended
	June 29, 2019		June 30, 2018		Increase/ (Decrease)	Percentage Change
United States (U.S.)	$155,513	67.8%	$140,134	69.4%	$15,379	11.0%
Europe, Middle East and Africa	45,406	19.8	34,328	17.0	11,078	32.3
Asia and Australia	21,685	9.4	20,497	10.1	1,188	5.8
North and South America (excluding the U.S.)	6,906	3.0	7,045	3.5	(139)	(2.0)
Total product revenue	$229,510	100.0%	$202,004	100.0%	$27,506	13.6%
Royalty and other revenue	142		9,617		(9,475)	(98.5)
Total revenue	$229,652		$211,621		$18,031	8.5%

Product revenue increased $27.5 million, or 13.6%, to $229.5 million for the three months ended June 29, 2019, compared to $202.0 million for the three months ended June 30, 2018. This increase was primarily due to higher revenue from consumables and monitors, including approximately $1.9 million of net accelerated revenue pursuant to ASC 842. Partially offsetting these increases was the impact of approximately $2.4 million of unfavorable foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. Our recent adoption of ASC 842 did not significantly impact our total product revenue for the three months ended June 29, 2019. During the three months ended June 29, 2019, we shipped approximately 60,400 noninvasive technology boards and monitors, an increase of 1,700 units, or 2.9%, from 58,700 units shipped during the three months ended June 30, 2018.
Product revenue generated through our direct and distribution sales channels increased $28.3 million, or 16.4%, to $200.8 million for the three months ended June 29, 2019, compared to $172.5 million for the three months ended June 30, 2018. Revenues from our OEM channel decreased $0.8 million, or 2.8%, to $28.7 million for the three months ended June 29, 2019 as compared to $29.5 million for the three months ended June 30, 2018.
Royalty and other revenue consists primarily of royalties received from Medtronic plc (Medtronic.) related to its U.S. sales pursuant to the terms of our settlement agreement, and revenue from non-recurring engineering services for a certain OEM customer. For the three months ended June 29, 2019, royalty and other revenue decreased by $9.5 million, primarily due to lower royalties from Medtronic as a result of the expiration of their obligation to pay us royalties after October 6, 2018. We received our final royalty payment from Medtronic during the three months ended March 30, 2019.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the three months ended June 29, 2019 and June 30, 2018 was as follows (dollars in thousands):

	Three Months Ended
	June 29, 2019	Gross Profit Percentage	June 30, 2018	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product gross profit	$154,229	67.2%	$132,732	65.7%	$21,497	16.2%
Royalty and other revenue gross profit	110	77.5	9,415	97.9	(9,305)	(98.8)
Total gross profit	$154,339	67.2%	$142,147	67.2%	$12,192	8.6%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $5.8 million for the three months ended June 29, 2019, compared to the three months ended June 30, 2018, primarily due to higher product sales volume and increased inventory valuation reserves associated with certain product transitions. Product gross margins increased to 67.2% for the three months ended June 29, 2019 compared to 65.7% for the three months ended June 30, 2018, primarily due to favorable customer and product mix, lower costs of materials and increased leverage of our fixed production costs, which were partially offset by the increased inventory valuation reserves. Our recent adoption of ASC 842 did not significantly impact our gross profit for the three months ended June 29, 2019. Royalty and other revenue gross profit decreased by $9.3 million for the three months ended June 29, 2019 compared to the three months ended June 30, 2018, due to lower royalties from Medtronic as a result of the expiration of their obligation to pay us royalties after October 6, 2018.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended June 29, 2019 and June 30, 2018 were as follows (dollars in thousands):

Selling, General and Administrative
Three Months Ended June 29, 2019	Percentage of Net Revenues	Three Months Ended June 30, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$78,160	34.0%	$70,450	33.3%	$7,710	10.9%
Selling, general and administrative expenses increased $7.7 million, or 10.9%, for the three months ended June 29, 2019, compared to the three months ended June 30, 2018. This increase was primarily attributable to higher compensation-related costs of approximately $6.1 million, occupancy expenses of $0.8 million and sales and marketing-related costs of approximately $0.7 million. Approximately $8.9 million and $5.3 million of stock-based compensation expense was included in selling, general and administrative expenses for the three months ended June 29, 2019 and June 30, 2018, respectively.

Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended June 29, 2019 and June 30, 2018 were as follows (dollars in thousands):

Research and Development
Three Months Ended June 29, 2019	Percentage of Net Revenues	Three Months Ended June 30, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$24,175	10.5%	$20,085	9.5%	$4,090	20.4%
Research and development expenses increased $4.1 million, or 20.4%, for the three months ended June 29, 2019, compared to the three months ended June 30, 2018, primarily due to higher compensation-related costs of approximately $3.5 million. Approximately $2.5 million and $1.4 million of stock-based compensation expense was included in research and development expenses for the three months ended June 29, 2019 and June 30, 2018, respectively.
Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating income for the three months ended June 29, 2019 and June 30, 2018 was as follows (dollars in thousands):

Non-operating Income
Three Months Ended June 29, 2019	Percentage of Net Revenues	Three Months Ended June 30, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$3,529	1.5%	$1,405	0.7%	$2,124	151.2%
Non-operating income increased by $2.1 million for the three months ended June 29, 2019, compared to the three months ended June 30, 2018. Non-operating income for the three months ended June 29, 2019 consisted primarily of approximately $3.5 million in net interest income. Non-operating income for the three months ended June 30, 2018 consisted primarily of approximately $1.7 million of net interest income, which was offset by approximately $0.3 million of net realized and unrealized losses on foreign currency denominated transactions.
Provision for Income Taxes. Our provision for income taxes for the three months ended June 29, 2019 and June 30, 2018 was as follows (dollars in thousands):

Provision for Income Taxes
Three Months Ended June 29, 2019	Percentage of Net Revenues	Three Months Ended June 30, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$10,645	4.6%	$9,164	4.3%	$1,481	16.2%
For the three months ended June 29, 2019, we recorded a provision for income taxes of approximately $10.6 million, or an effective tax provision rate of 19.2%, as compared to a provision for income taxes of approximately $9.2 million, or an effective tax provision rate of 17.3%, for the three months ended June 30, 2018. The increase in our effective tax rate for the three months ended June 29, 2019 resulted primarily from a decrease in the amount of excess tax benefits realized from stock-based compensation pursuant to ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) of approximately $1.3 million compared to the three months ended June 30, 2018.

Comparison of the Six Months ended June 29, 2019 to the Six Months ended June 30, 2018
Revenue. Total revenue increased $36.7 million, or 8.7%, to $461.3 million for the six months ended June 29, 2019 from $424.6 million for the six months ended June 30, 2018. The following table details our total product revenues by the geographic area to which the products were shipped for each of the six months ended June 29, 2019 and June 30, 2018 (dollars in thousands):

	Six Months Ended
	June 29, 2019		June 30, 2018		Increase/ (Decrease)	Percentage Change
United States (U.S.)	$312,181	67.9%	$281,175	69.2%	$31,006	11.0%
Europe, Middle East and Africa	93,878	20.4	78,374	19.3	15,504	19.8
Asia and Australia	39,803	8.7	33,403	8.2	6,400	19.2
North and South America (excluding the U.S.)	14,196	3.0	13,441	3.3	755	5.6
Total product revenue	$460,058	100.0%	$406,393	100.0%	$53,665	13.2%
Royalty and other revenue	1,258		18,181		(16,923)	(93.1)
Total revenue	$461,316		$424,574		$36,742	8.7%
Product revenue increased $53.7 million, or 13.2%, to $460.1 million for the six months ended June 29, 2019 from $406.4 million for the six months ended June 30, 2018. This increase was primarily due to higher revenue from consumables and monitors, including approximately $4.4 million of net accelerated revenue pursuant to ASC 842. Partially offsetting these increases was the impact of approximately $5.4 million of unfavorable foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. Our recent adoption of ASC 842 did not significantly impact our total product revenue for the six months ended June 29, 2019. During the six months ended June 29, 2019, we shipped approximately 124,100 noninvasive technology boards and monitors, an increase of 11,800 units, or 10.5%, from 112,300 units shipped during the six months ended June 30, 2018.
Product revenue generated through our direct and distribution sales channels increased $51.8 million, or 14.8%, to $403.3 million for the six months ended June 29, 2019, compared to $351.4 million for the six months ended June 30, 2018. Revenues from our OEM channel increased $1.8 million, or 3.3%, to $56.8 million for the six months ended June 29, 2019 as compared to $55.0 million for the six months ended June 30, 2018.
Royalty and other revenue decreased by $16.9 million for the six months ended June 29, 2019 compared to the six months ended June 30, 2018, primarily due to a reduction in royalty payments. Pursuant to the terms of the Third Amendment to Settlement Agreement and Release of Claims effective September 2016, Medtronic agreed to continue paying royalties through October 6, 2018, after which no more royalties were due. We received our final royalty payment from Medtronic during the three months ended March 30, 2019.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the six months ended June 29, 2019 and June 30, 2018 was as follows (dollars in thousands):

	Six Months Ended
	June 29, 2019	Gross Profit Percentage	June 30, 2018	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product gross profit	$304,822	66.3%	$268,003	65.9%	$36,819	13.7%
Royalty and other revenue gross profit	1,159	92.1	17,805	97.9	(16,646)	(93.5)
Total gross profit	$305,981	66.3%	$285,808	67.3%	$20,173	7.1%
Cost of goods sold increased $16.6 million for the six months ended June 29, 2019 compared to the six months ended June 30, 2018, primarily due to higher product sales volumes. Product gross margins increased to 66.3% for the six months ended June 29, 2019 compared to 65.9% for the six months ended June 30, 2018, primarily due to favorable customer and product mix, lower costs of materials and increased leverage of our fixed production costs. Our recent adoption of ASC 842 did not significantly impact our gross profit for the six months ended June 29, 2019. Royalty and other revenue gross profit decreased by $16.6 million for the six months ended June 29, 2019 compared to the six months ended June 30, 2018, primarily due to lower royalties from Medtronic as a result of the expiration of their obligation to pay us royalties after October 6, 2018.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 29, 2019 and June 30, 2018 were as follows (dollars in thousands):

Selling, General and Administrative
Six Months Ended June 29, 2019	Percentage of Net Revenues	Six Months Ended June 30, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$152,364	33.0%	$140,667	33.1%	$11,697	8.3%
Selling, general and administrative expenses increased $11.7 million, or 8.3%, for the six months ended June 29, 2019 compared to the six months ended June 30, 2018. This increase was primarily attributable to higher compensation-related expenses and selling and marketing costs of approximately $9.0 million and $1.5 million, respectively. Stock-based compensation expense of approximately $14.6 million and $9.3 million was included in selling, general and administrative expenses for the six months ended June 29, 2019 and June 30, 2018, respectively.
Research and Development. Research and development expenses for the six months ended June 29, 2019 and June 30, 2018 were as follows (dollars in thousands):

Research and Development
Six Months Ended June 29, 2019	Percentage of Net Revenues	Six Months Ended June 30, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$45,590	9.9%	$39,644	9.3%	$5,946	15.0%
Research and development expenses increased $5.9 million, or 15.0%, for the six months ended June 29, 2019 compared to the six months ended June 30, 2018, primarily due to higher compensation-related costs of approximately $4.6 million and higher occupancy costs of $0.5 million. Approximately $3.9 million and $2.6 million of stock-based compensation expense was included in research and development expenses for the six months ended June 29, 2019 and June 30, 2018, respectively.
Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating income for the six months ended June 29, 2019 and June 30, 2018 was as follows (dollars in thousands):

Non-operating Income
Six Months Ended June 29, 2019	Percentage of Net Revenues	Six Months Ended June 30, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$7,415	1.6%	$3,052	0.7%	$4,363	143.0%
Non-operating income increased by $4.4 million for the six months ended June 29, 2019 compared to the six months ended June 30, 2018. Non-operating income for the six months ended June 29, 2019 consisted primarily of approximately $6.9 million in net interest income and approximately $0.5 million of net realized and unrealized gains on foreign currency denominated transactions. Non-operating income for the six months ended June 30, 2018 consisted primarily of approximately $2.2 million in net interest income, approximately $0.5 million of net realized and unrealized gains on foreign currency denominated transactions and approximately $0.3 million of net unrealized gains on equity-based investments.
Provision for Income Taxes. Our provision for income taxes for the six months ended June 29, 2019 and June 30, 2018 was as follows (dollars in thousands):

Provision for Income Taxes
Six Months Ended June 29, 2019	Percentage of Net Revenues	Six Months Ended June 30, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$21,232	4.6%	$19,066	4.5%	$2,166	11.4%
For the six months ended June 29, 2019, we recorded a provision for income taxes of approximately $21.2 million, or an effective tax rate of 18.4%, as compared to a provision for income taxes of approximately $19.1 million, or an effective tax rate of 17.6%, for the six months ended June 30, 2018. The increase in our tax rate for the six months ended June 29, 2019 resulted primarily from a decrease in the amount of excess tax benefits realized from stock-based compensation pursuant to ASU 2016-09 of approximately $1.1 million as compared to the six months ended June 30, 2018.

Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, future funds expected to be generated from operations and available borrowing capacity under our credit facility. At June 29, 2019, we had approximately $728.0 million in working capital, approximately $408.8 million in cash and cash equivalents, approximately $180.0 million in short-term investments and approximately $148.3 million available borrowing capacity (net of outstanding letters of credit) under our credit facility. We carry cash equivalents at cost, which approximates fair value.
As of June 29, 2019, we had cash totaling $101.4 million held outside of the U.S., all of which was accessible without additional tax cost. We currently have sufficient domestic funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our domestic operations.
Cash Flows
The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 29, 2019	June 30, 2018
Net cash provided by (used in):
Operating activities	$100,779	$127,899
Investing activities	(229,342)	(13,073)
Financing activities	(15,107)	1,132
Effect of foreign currency exchange rates on cash	(32)	(1,647)
Increase (decrease) in cash, cash equivalents and restricted cash	$(143,702)	$114,311
Operating Activities. Cash provided by operating activities was approximately $100.8 million for the six months ended June 29, 2019, generated primarily from net income from operations of $94.2 million. Non-cash activity included stock-based compensation of $18.8 million and depreciation and amortization of $11.6 million. Additional sources of cash included a decrease in deferred costs and other contract assets of approximately $8.7 million and an increase in deferred revenue and other contract-related liabilities of approximately $5.6 million. These sources of cash were partially offset by other changes in operating assets and liabilities, including an increase in accounts receivable of approximately $11.7 million, primarily due to the timing of cash receipts; increases in other current assets and lease receivable of approximately $7.1 million and $6.2 million, respectively, primarily due to the timing of payments; an increase in inventory of approximately $4.2 million and a decrease in accrued compensation of approximately $7.0 million, primarily due to the timing of payments.
For the three months ended June 30, 2018, cash provided by operating activities was approximately $127.9 million. Net income from operations was $89.5 million, which was offset by non-cash activity, including stock-based compensation of $12.0 million and depreciation and amortization of $10.8 million. Additional sources of cash included a decrease in accounts receivable of $20.2 million, primarily due to the timing of cash receipts; and an increase in deferred revenue and other contract-related liabilities of $3.4 million. These sources of cash were offset by other changes in operating assets and liabilities, including an increase in deferred costs and other contract assets of $7.8 million and a decrease in accrued compensation of $2.8 million, primarily due to the timing of payments.
Investing Activities. Cash used in investing activities for the six months ended June 29, 2019 was approximately $229.3 million, consisting primarily of approximately $180.0 million for purchases of short-term investments, approximately $47.3 million for purchases of property and equipment and approximately $2.0 million of capitalized intangible asset costs related primarily to patent and trademark costs. Cash used in investing activities for the six months ended June 30, 2018 was approximately $13.1 million, consisting of approximately $9.4 million for purchases of property and equipment and capitalized intangible asset costs of approximately $3.6 million related to patent and trademark costs.
Financing Activities. Cash used in financing activities for the six months ended June 29, 2019 was approximately $15.1 million, consisting primarily by repurchases of our common stock of approximately $27.9 million, which was partially offset by proceeds from the issuance of common stock related to employee equity awards of approximately $12.9 million. Cash used by financing activities for the six months ended June 30, 2018 was approximately $1.1 million, driven primarily by settlement proceeds from the issuance of common stock related to employee equity awards of approximately $19.8 million, which were partially offset by settlements of common stock repurchase transactions totaling approximately $18.5 million.

Capital Resources and Prospective Capital Requirements
We expect to fund our future operating, investing and financing activities through our available cash, future cash from operations, our credit facility and other potential sources of capital. In addition to funding our working capital requirements, we anticipate additional capital expenditures during fiscal year 2019, primarily related to investments in infrastructure growth. Possible additional uses of cash may include acquisitions of and/or strategic investments in technologies or technology companies, investments in property and equipment and repurchases of common stock under our authorized stock repurchase program. However, any repurchases of stock will be subject to numerous factors, including the availability of our stock, general market conditions, the trading price of our stock, available capital, alternative uses for capital and our financial performance. In addition, the amount and timing of our actual investing activities will vary significantly depending on numerous factors, including the timing and amount of capital expenditures, costs of product development efforts, our timetable for infrastructure expansion, stock repurchase activity and costs related to our domestic and international regulatory requirements. Despite these investment requirements, we anticipate that our existing cash and cash equivalents will be sufficient to meet our working capital requirements, capital expenditures and other operational funding needs for at least the next 12 months.
Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we engaged in these relationships. As of June 29, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
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
While the majority of our sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation and analysis is required to determine the appropriate accounting, including: (i) the amount of the total consideration, including variable consideration, (ii) whether the arrangement contains an embedded lease, and if so, whether such embedded lease is a sales-type lease or an operating lease, (iii) the identification of the distinct performance obligations contained within the arrangement, (iv) how the arrangement consideration should be allocated to each performance obligation when multiple performance obligations exist, including the determination of standalone selling price, and (v) when to recognize revenue on the performance obligations. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.
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
Other Critical Accounting Policies
There have been no material changes to any of our other critical accounting policies during the six months ended June 29, 2019. For a description of these critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC on February 26, 2019.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash, cash equivalents and short-term investments, as well as the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. We do not believe our cash, cash equivalents, and short-term investments are subject to significant interest rate risk due to their short term maturities. As of June 29, 2019, the carrying value of our cash equivalents and short-term investments approximated fair value. We currently do not have any significant risks associated with interest rates fluctuations related to interest expense. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Therefore, declines in interest rates over time will reduce our interest income while increases in interest rates will increase our interest income. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments and interest by approximately $0.1 million for each $10.0 million in interest-bearing investments.
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
Our primary foreign currency exchange rate exposures are with the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound and Mexican Peso against the U.S. Dollar. Foreign currency exchange rates have experienced significant movements in recent years, and such volatility may continue in the future. During the six months ended June 29, 2019, we estimate that changes in the exchange rates of the U.S. Dollar, primarily relative to the Turkish Lira, Euro and British Pound, negatively impacted our revenues by $5.4 million when compared to foreign exchange rates from the prior year period. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of June 29, 2019 would have resulted in an estimated reduction of $9.5 million in reported pre-tax income for the six months ended June 29, 2019. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
During the quarter ended June 29, 2019, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The medical device industry is intensely competitive and is significantly affected by new product introductions and other market activities of industry participants. A number of our competitors have substantially greater capital resources, larger product portfolios, larger customer bases, larger sales forces and greater geographic presence, have established stronger reputations with specific customers, and have built relationships with Group Purchasing Organizations and other hospital purchasing groups (collectively, GPOs) that may be more effective than ours. Our Masimo SET® platform faces additional competition from companies developing products for use with third-party monitoring systems, as well as from companies that currently market their own pulse oximetry monitors. In addition, competitors with larger product portfolios than ours are engaging in bundling practices, whereby they offer increased discounts to hospitals that purchase their requirements for a variety of different products from the competitor, including products that we do not offer, effectively pricing their competing pulse oximetry products at a loss.
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

Some of the world’s largest technology companies that have not historically operated in the healthcare or medical device space, such as Alphabet, Apple, Samsung and others, have developed or may develop products and technologies that may compete with our current or future products and technologies. These companies have substantially greater capital, research and development, and sales resources than we have. If we are unable to successfully compete against them, our financial performance could decline.
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
These negotiated prices are made available to a GPO’s members. If we are not one of the providers selected by a GPO, the GPO’s members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. Shipments of our pulse oximetry products to customers that are members of GPOs represented more than 80% of our U.S. product sales for the three months ended June 29, 2019. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
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
We have a concentration of OEM, distribution and direct customers. For example, sales to two just-in-time distributors each represented more than 10% of our product sales for the six months ended June 29, 2019. We cannot provide any assurance that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results.
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
Our royalty and other revenue has historically consisted primarily of royalties received from Medtronic plc (Medtronic) related to its U.S. sales, and more recently, revenue from non-recurring engineering (NRE) services for a certain OEM customer. However, Medtronic is not required to pay royalties to us for sales occurring after October 6, 2018. In addition, we have completed the majority of our contracted NRE services and expect to complete the remaining NRE services next year. We do not expect to replace this royalty and NRE services revenue with revenue from other sources, and such loss of revenue will have an adverse effect on our future results of operations.

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
Certain of our patents related to our technologies have begun to expire. Upon the expiration of our issued or licensed patents, we generally lose some of our rights to exclude competitors from making, using, selling or importing products using the technology based on the expired patents. Furthermore, in recent years, the U.S. Supreme Court has ruled on several patent cases and several laws have been enacted that, in certain situations, potentially narrows the scope of patent protection available and weakens the rights of patent owners. There can be no assurance that we will be successful in securing additional patents on commercially desirable improvements, that such additional patents will adequately protect our innovations or offset the effect of expiring patents, or that competitors will not be able to design around our patents.
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
We believe that the success of our business depends, in part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. We were previously involved in significant litigation to protect our patent positions related to some of our pulse oximetry signal processing patents that resulted in various settlements, most recently in 2016. We believe some of the new market entrants in the healthcare and monitoring space, including some of the world’s largest technology companies, may be infringing our intellectual property, and we may be required to engage in additional litigation to protect our intellectual property in the future. In addition, we believe that certain individuals who previously held high level technical and clinical positions with us, misappropriated our intellectual property for the benefit of themselves and other companies. Our ongoing and future litigation could result in significant additional costs and further divert the attention of our management and key personnel from our business operations and the implementation of our business strategy and may not be successful or adequate to protect our intellectual property rights.

Risks Related to Our Regulatory Environment
Our failure to obtain and maintain FDA clearances or approvals on a timely basis, or at all, would prevent us from commercializing our current or upgraded products in the U.S., which could severely harm our business.
Unless an exemption applies, each medical device that we market in the U.S. must first undergo premarket review pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA) by receiving clearance of a 510(k) premarket notification, receiving clearance through the de novo review process, or obtaining approval of a premarket approval (PMA) application. Even if regulatory clearance or approval of a product is granted, the FDA may clear or approve our products only for limited indications for use. Additionally, the FDA may not grant 510(k) clearance on a timely basis, if at all, for new products or uses that we propose for Masimo SET® or licensed rainbow® technology.
The traditional FDA 510(k) clearance process for our products has generally taken between four to nine months. However, our more recent experience and interactions with the FDA, along with information we have received from other medical device manufacturers, suggests that, in some cases, the FDA is requiring applicants to provide additional or different information and data for 510(k) clearance than it had previously required, and that the FDA may not rely on approaches that it had previously accepted to support 510(k) clearance. As a result, we have experienced lengthier FDA 510(k) review periods over the past few years, which have delayed the 510(k) clearance process for our products.
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
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of medical devices. For example, in August 2017, Congress enacted the FDA Reauthorization Act of 2017 (FDARA). FDARA reauthorized the FDA to collect device user fees, including a new user fee for de novo classification requests, and contained substantive amendments to the device provisions of the FDCA. Among other changes, FDARA required that the FDA update and revise its processes for scheduling inspections of device establishments, communicating about those inspections with manufacturers and providing feedback on the manufacturer’s responses to Form 483s. The statute also required that the FDA study the impact of device servicing, including third party servicers, and created a new process for device sponsors to request classification of accessory devices as part of the PMA application for the parent device or to request a separate classification of accessory devices.
In addition, the FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business or products. Future regulatory changes could make it more difficult for us to obtain or maintain approval to develop and commercialize our products and technologies.
If our products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury, we will be subject to medical device reporting regulations, and may need to initiate voluntary corrective actions such as the recall of our products.
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
Personal privacy and data security have become significant issues in the U.S., Europe and many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future.
Certain U.S. laws, such as the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), govern the transmission, security and privacy of individually identifiable information that we may obtain or have access to in connection with the operation of our business, including the conduct of clinical research trials or other research studies that may provide us with access to sensitive health and other personal information. We may be required to make costly system modifications to comply with these data privacy and security requirements. In addition, if we do not properly comply with applicable laws and regulations related to the protection of this information, we could be subject to criminal or civil sanctions. Internationally, the General Data Protection Regulation (GDPR) has recently taken effect in the European Economic Area (EEA) and many EEA jurisdictions have also adopted their own data privacy and protection laws in addition to the GDPR. Furthermore, other international jurisdictions, including South Korea, China and Australia, have also implemented laws relating to data privacy and protection. Although we believe that we are complying with the GDPR and similar laws, these laws are still relatively new. Therefore, as international data privacy and protection laws continue to evolve, and as new regulations, interpretive guidance and enforcement information become available, we may incur incremental costs to modify our business practices to comply with these requirements. In addition, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents.
Violations of these laws, or allegations of such violations, could subject us to monetary and non-monetary penalties for noncompliance, disrupt our operations, involve significant management distraction and result in a material adverse effect on our business, financial condition and results of operations.
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
Additionally, the long-term viability of the ACA, and its impact on our business and results of operations, remains uncertain. There have also been recent U.S. Congressional actions to repeal and replace the ACA, and future actions are expected. For example, the Tax Cuts and Jobs Act of 2017, among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage effective January 1, 2019. In December 2018, a federal district court judge in Texas found the ACA to be unconstitutional, but the ruling was stayed while the case is appealed. Although we cannot predict the ultimate content or timing of any healthcare reform legislation or court challenges to the ACA, potential changes resulting from any amendment, repeal, replacement or invalidation of these programs, including any reduction in the future availability of healthcare insurance benefits, may decrease the number of people who are insured, which could adversely affect our business and future results of operations.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the California Transparency in Supply Chains Act, the UK Modern Slavery Act and new regulations issued by the SEC and The Nasdaq Stock Market LLC, have and will create additional compliance requirements for us. For example, the Dodd-Frank Act includes provisions regarding, among other things, advisory votes on named executive officer compensation and “conflict minerals” reporting. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business, financial condition and results of operations. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses. To maintain high standards of corporate governance and public disclosure, we have invested in, and intend to continue to invest in, reasonably necessary resources to comply with evolving standards.
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
*Future acquisitions of businesses and/or strategic investments could negatively affect our business, financial condition and results of operations if we fail to integrate the acquired businesses successfully into our existing operations or achieve the desired results of our investment.
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
Further, our ability to benefit from future acquisitions and/or strategic investments depends on our ability to successfully conduct due diligence, negotiate acceptable terms, evaluate prospective opportunities and bring acquired technologies and/or products to market at acceptable margins and operating expense levels. Our failure in any of these tasks could result in unforeseen liabilities associated with an acquired company, acquiring a company on unfavorable terms or selecting and eventually acquiring a suboptimal acquisition target. We may also discover deficiencies in internal controls, data adequacy and integrity, product quality, regulatory compliance, product liabilities or other undisclosed liabilities that we did not uncover prior to our acquisition or investment, which could result in us becoming subject to penalties, other liabilities or asset impairments. In addition, if we do not achieve the anticipated benefits of an acquisition or investment as rapidly as expected, or at all, investors or analysts may downgrade our stock.
If these risks materialize, our stock price could be materially adversely affected. Any difficulties in the integration of acquired businesses or unexpected penalties, liabilities or asset impairments in connection with such acquisitions or investments could have a material adverse effect on our business, financial condition and results of operations.

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
We expect to continue to carry out strategic initiatives that we believe are necessary to grow our revenues and expand our business, both in the U.S. and abroad. For example, we have continued to invest in international expansion programs designed to increase our worldwide presence and take advantage of market expansion opportunities around the world. Although we believe our investments in these initiatives continue to be in the long-term best interests of Masimo and our stockholders, there are no assurances that such initiatives will yield favorable results for us. Accordingly, if these initiatives are not successful, our business, financial condition and results of operations could be adversely affected.

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
In addition, under our Credit Facility, we are required to satisfy and maintain specified financial ratios and other affirmative covenants. Our ability to meet those financial ratios and affirmative covenants could be affected by events beyond our control and, therefore, we cannot be assured that we will be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under our Credit Facility. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the Credit Facility immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. As of June 29, 2019, we had no outstanding draws and $1.7 million of outstanding letters of credit under our Credit Facility and were in compliance with all applicable covenants. See Note 15 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our Credit Facility.
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
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $102.78 to $148.82 per share from December 29, 2018 to June 29, 2019. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors. In addition to the other risk factors previously discussed in this Quarterly Report on Form 10-Q, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:

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
As of June 29, 2019, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 11.5% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock.
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
As of June 29, 2019, approximately 11.2 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 5.5 million shares were subject to options outstanding at such date at a weighted-average exercise price of $49.42 per share, approximately 2.8 million shares were subject to outstanding RSUs, approximately 0.4 million shares were subject to outstanding PSUs and approximately 2.5 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 24 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution. We rely on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases and Withholdings of Equity Securities
During the three months ended June 29, 2019, we effected stock repurchases pursuant to our 2018 Repurchase Program. In addition, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of performance share units by withholding a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the tax withholding obligations from the shares of our common stock being issued in connection with such award.
Shares repurchased by us or withheld to satisfy tax withholding obligations during each fiscal month of the quarter ended June 29, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
March 31, 2019 to April 27, 2019	—	$—	—	—
April 28, 2019 to May 25, 2019	—	—	—	5,000,000
May 26, 2019 to June 29, 2019	207,816	134.03	207,816	4,792,184
Total	207,816	$134.03	207,816	4,792,184
_____________

(1)
In July 2018, our board of directors authorized a stock repurchase program (2018 Repurchase Program), whereby we may repurchase up to 5.0 million shares of our common stock. The 2018 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions.

During the six months ended June 29, 2019, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of performance share units by withholding shares of our common stock, with an aggregate fair market value on the date of vesting equal to the tax withholding obligations, from the shares of our common stock actually issued in connection with such award. Shares withheld to satisfy tax withholding obligations for the three and six months ended June 29, 2019 and June 30, 2018 were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30 2018	June 29, 2019	June 30, 2018
Shares withheld	—	—	1	2
Average cost per share	$—	$—	$105.52	$86.08
Value of shares withheld	$—	$—	$123	$168

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)
3.2	(2)	Amended and Restated Bylaws adopted on October 20, 2011 (Exhibit 3.2)
4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)
4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999, between Masimo Corporation and certain of its stockholders (Exhibit 4.2)
4.3#	(3)	Masimo Retirement Savings Plan (Exhibit 4.7)
31.1*		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*		Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*		Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*		XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 29, 2019 and December 29, 2018, (ii) Condensed Consolidated Statements of Income for the six months ended June 29, 2019 and June 30, 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the six months ended June 29, 2019 and June 30, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 29, 2019 and June 30, 2018, and (v) Notes to Condensed Consolidated Financial Statements.
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

MASIMO CORPORATION

Date: July 31, 2019	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: July 31, 2019	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President, Finance and Chief Financial Officer