Form 10-Q
period 2019-09-28
MASIMO CORP
filed 2019-10-30
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)							Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class						Number of Shares Outstanding as of September 28, 2019
Common stock, $0.001 par value						53,611,086

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 28, 2019

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	September 28, 2019	December 29, 2018
ASSETS
Current assets
Cash and cash equivalents	$513,360	$552,490
Short-term investments	120,000	—
Trade accounts receivable, net of allowance for doubtful accounts of $1,946 and $1,535 at September 28, 2019 and December 29, 2018, respectively	130,398	109,629
Inventories	109,689	94,732
Other current assets	60,769	29,227
Total current assets	934,216	786,078
Lease receivable, noncurrent	47,442	—
Deferred costs and other contract assets	13,820	126,105
Property and equipment, net	209,458	165,972
Intangible assets, net	27,432	27,924
Goodwill	21,997	23,297
Deferred tax assets	30,470	21,210
Other non-current assets	29,378	4,232
Total assets	$1,314,213	$1,154,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$40,771	$40,388
Accrued compensation	48,238	49,486
Deferred revenue and other contract-related liabilities, current	25,020	32,054
Other current liabilities	35,979	24,627
Total current liabilities	150,008	146,555
Other non-current liabilities	55,846	39,198
Total liabilities	205,854	185,753
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at September 28, 2019 and December 29, 2018	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 53,611 and 53,085 shares issued and outstanding at September 28, 2019 and December 29, 2018, respectively	54	53
Treasury stock, 15,463 and 15,255 shares at September 28, 2019 and December 29, 2018, respectively	(516,950)	(489,026)
Additional paid-in capital	585,476	533,164
Accumulated other comprehensive loss	(7,794)	(6,199)
Retained earnings	1,047,573	931,073
Total stockholders’ equity	1,108,359	969,065
Total liabilities and stockholders’ equity	$1,314,213	$1,154,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue:
Product	$228,916	$202,068	$688,974	$608,461
Royalty and other revenue	95	8,515	1,353	26,696
Total revenue	229,011	210,583	690,327	635,157
Cost of goods sold	72,743	69,830	228,078	208,596
Gross profit	156,268	140,753	462,249	426,561
Operating expenses:
Selling, general and administrative	80,354	71,537	232,718	212,204
Research and development	24,282	20,575	69,872	60,219
Total operating expenses	104,636	92,112	302,590	272,423
Operating income	51,632	48,641	159,659	154,138
Non-operating income	2,723	1,028	10,138	4,080
Income before provision (benefit) for income taxes	54,355	49,669	169,797	158,218
Provision (benefit) for income taxes	5,270	(7,457)	26,502	11,609
Net income	$49,085	$57,126	$143,295	$146,609

Net income per share:
Basic	$0.92	$1.09	$2.69	$2.82
Diluted	$0.86	$1.02	$2.51	$2.62

Weighted-average shares used in per share calculations:
Basic	53,535	52,432	53,367	52,046
Diluted	57,262	56,237	57,055	55,875
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$49,085	$57,126	$143,295	$146,609
Other comprehensive income, net of tax:
Unrealized gains (losses) from foreign currency translation adjustments	(1,310)	179	(1,595)	(2,877)
Comprehensive income	$47,775	$57,305	$141,700	$143,732
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)

	Three and Nine Months Ended September 28, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 29, 2018	53,085	$53	15,255	$(489,026)	$533,164	$(6,199)	$931,073	$969,065
Stock options exercised	224	—	—	—	6,867	—	—	6,867
Restricted/Performance stock units vested	29	—	—	—	—	—	—	—
Shares paid for tax withholding	(1)	—	—	—	(123)	—	—	(123)
Stock-based compensation	—	—	—	—	7,317	—	—	7,317
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	—	—	(26,795)	(26,795)
Net income	—	—	—	—	—	—	49,322	49,322
Foreign currency translation adjustment	—	—	—	—	—	(577)	—	(577)
Balance at March 30, 2019	53,337	53	15,255	(489,026)	547,225	(6,776)	953,600	1,005,076
Stock options exercised	189	—	—	—	5,999	—	—	5,999
Restricted/Performance stock units vested	7	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,473	—	—	11,473
Repurchases of common stock	(208)	—	208	(27,854)	—	—	—	(27,854)
Net income	—	—	—	—	—	—	44,888	44,888
Foreign currency translation adjustment	—	—	—	—	—	292	—	292
Balance at June 29, 2019	53,325	53	15,463	(516,880)	564,697	(6,484)	998,488	1,039,874
Stock options exercised	286	1	—	—	9,924	—	—	9,925
Stock-based compensation	—	—	—	—	10,855	—	—	10,855
Repurchases of common stock	—	—	—	(70)	—	—	—	(70)
Net income	—	—	—	—	—	—	49,085	49,085
Foreign currency translation adjustment	—	—	—	—	—	(1,310)	—	(1,310)
Balance at September 28, 2019	53,611	$54	15,463	$(516,950)	$585,476	$(7,794)	$1,047,573	$1,108,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)

	Three and Nine Months Ended September 29, 2018
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 30, 2017	51,636	$52	15,059	$(472,536)	$461,494	$(2,941)	$737,956	$724,025
Stock options exercised	314	—	—	—	8,880	—	—	8,880
Restricted/Performance stock units vested	31	—	—	—	—	—	—	—
Shares paid for tax withholding	(2)	—	—	—	(168)	—	—	(168)
Stock-based compensation	—	—	—	—	5,332	—	—	5,332
Repurchases of common stock	(196)	—	196	(16,490)	—	—	—	(16,490)
Net income	—	—	—	—	—	—	45,630	45,630
Adoption of ASU 2016-16	—	—	—	—	—	—	(426)	(426)
Foreign currency translation adjustment	—	—	—	—	—	(270)	—	(270)
Balance at March 31, 2018	51,783	52	15,255	(489,026)	475,538	(3,211)	783,160	766,513
Stock options exercised	378	—	—	—	10,891	—	—	10,891
Restricted/Performance stock units vested	8	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,720	—	—	6,720
Net income	—	—	—	—	—	—	43,853	43,853
Foreign currency translation adjustment	—	—	—	—	—	(2,786)		(2,786)
Balance at June 30, 2018	52,169	52	15,255	(489,026)	493,149	(5,997)	827,013	825,191
Stock options exercised	826	1	—	—	22,258	—	—	22,259
Stock-based compensation	—	—	—	—	7,643	—	—	7,643
Net income	—	—	—	—	—	—	57,126	57,126
Foreign currency translation adjustment	—	—	—	—	—	179	—	179
Balance at September 29, 2018	52,995	$53	15,255	$(489,026)	$523,050	$(5,818)	$884,139	$912,398
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net income	$143,295	$146,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,569	15,959
Stock-based compensation	29,645	19,695
Loss on disposal of property, equipment and intangibles	149	641
Provision (benefit) from doubtful accounts	678	(401)
Benefit from deferred income taxes	(19)	(6,747)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(21,697)	17,384
Increase in inventories	(15,221)	(1,069)
Increase in other current assets	(12,060)	(15,606)
Increase in lease receivable, net	(9,396)	—
Decrease (increase) in deferred costs and other contract assets	8,901	(10,400)
(Increase) decrease in other non-current assets	(68)	496
(Decrease) increase in accounts payable	(1,223)	4,090
(Decrease) increase in accrued compensation	(975)	1,919
Increase in accrued liabilities	389	5,695
Increase in income tax payable	3,430	410
Increase in deferred revenue and other contract-related liabilities	6,760	3,981
Increase (decrease) in other non-current liabilities	1,259	(6,351)
Net cash provided by operating activities	151,416	176,305
Cash flows from investing activities:
Purchases of short-term investments, net	(120,000)	—
Purchases of property and equipment, net	(56,064)	(12,299)
Increase in intangible assets	(2,968)	(4,718)
Business combination, net of cash acquired	—	(4,000)
(Purchases of) proceeds from strategic investments, net	(5,189)	453
Net cash used in investing activities	(184,221)	(20,564)
Cash flows from financing activities:
Proceeds from issuance of common stock	22,706	42,297
Payroll tax withholdings on behalf of employees for vested equity awards	(123)	(168)
Repurchases of common stock	(27,924)	(18,478)
Net cash (used in) provided by financing activities	(5,341)	23,651
Effect of foreign currency exchange rates on cash	(983)	(1,230)
Net (decrease) increase in cash, cash equivalents and restricted cash	(39,129)	178,162
Cash, cash equivalents and restricted cash at beginning of period	552,641	315,483
Cash, cash equivalents and restricted cash at end of period	$513,512	$493,645
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of December 29, 2018 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (fiscal year 2018), filed with the SEC on February 26, 2019. The results for the three and nine months ended September 28, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 28, 2019 (fiscal year 2019) or for any other interim period or for any future year.
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
Reclassifications
Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period presentation, including previously reported selling, general and administrative expenses that have been reclassified as research and development expenses within the condensed consolidated financial statements for the three and nine months ended September 29, 2018.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by-contract basis. There were no transfers between Level 1, Level 2 and Level 3 inputs during the nine months ended September 28, 2019. The Company carries cash and cash equivalents at cost, which approximates fair value.
The following tables represent the Company’s financial assets (in thousands), measured at fair value on a recurring basis as of September 28, 2019:

					Reported as
	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$513,360	$—	$—	$513,360	$513,360	$—
Level 1:
Certificates of deposit	120,000	—	—	120,000	—	120,000
Subtotal	120,000	—	—	120,000	—	120,000
Level 2:
None	—	—	—	—	—	—
Level 3:
None	—	—	—	—	—	—
Total assets measured at fair value	$633,360	$—	$—	$633,360	$513,360	$120,000

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
Short-Term Investments
The Company classifies its investments in certificates of deposits maturing in one year or less as short-term investments. The carrying value of such investments approximates fair value and are accessible without any significant restrictions, taxes, or penalties. As of September 28, 2019, the Company had total investments in certificates of deposit of $120.0 million with maturities ranging from four months to twelve months.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using a standard cost method, which approximates the first in, first out method, and includes material, labor and overhead costs. Inventory reserves are recorded for inventory items that have become excess or obsolete or are no longer used in current production and for inventory items that have a market price less than carrying value in inventory. The Company develops its inventory reserve based on an evaluation of the expected future use of its inventory on an item by item basis and applies historical obsolescence rates to estimate the loss on inventory expected to have a recovery value below cost. The Company also records other specific inventory reserves when it becomes aware of unique events or circumstances that result in an expected recovery value below cost. For inventory items that have been written down, either due to the inventory reserve analysis or due to a specific event, the reduced value becomes the new cost basis.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
Total renewal costs for patents and trademarks for the nine months ended September 28, 2019 and September 29, 2018 were $1.0 million and $0.3 million, respectively. As of September 28, 2019, the weighted-average number of years until the next renewal was one year for patents and five years for trademarks.
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
No impairment of goodwill, intangible assets or other long-lived assets was recorded during each of the nine months ended September 28, 2019 and September 29, 2018.

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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The Company provides certain customers with various sales incentives that may take the form of discounts or rebates. The Company records estimates related to these programs as a reduction to revenue at the time of sale. In general, customers do not have a right of return for credit or refund. However, the Company allows returns under certain circumstances. At the end of each period, the Company estimates and accrues for these returns as a reduction to revenue. The Company estimates the revenue constraints related to these forms of variable consideration based on various factors, including expected purchasing volumes, prior sales and returns history, and specific contractual terms and limitations.
The majority of the Company’s royalty and other revenue arose from one agreement that was due and payable quarterly in arrears. An estimate of these royalty revenues was recorded in the period earned based on historical results, adjusted for any new information or trends known to management at the time of estimation. This estimated revenue was adjusted prospectively when the Company received the underlying royalty report, approximately sixty days after the end of the previous quarter. The Company received its final royalty payment from this agreement during the three months ended March 30, 2019. For the three months ended September 28, 2019 and September 29, 2018, the Company recognized royalty revenue pursuant to this agreement of approximately $0.0 million and $8.1 million, respectively. For the nine months ended September 28, 2019 and September 29, 2018, the Company recognized royalty revenue pursuant to this agreement of approximately $0.7 million and $25.3 million, respectively.
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
Deferred Costs and Other Contract Assets
The costs of monitoring-related equipment provided to hospitals under operating lease arrangements within the Company’s deferred equipment agreements are generally deferred and amortized to cost of goods sold over the life of the underlying contracts. Some of the Company’s deferred equipment agreements also contain provisions for certain allowances to be made directly to the end-user hospital customer at the inception of the arrangement. These allowances are generally allocated to the lease and non-lease components and recognized as a reduction to revenue as the underlying performance obligations are satisfied.
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
Product Warranty
The Company generally provides a warranty against defects in material and workmanship for a period ranging from six to forty-eight months, depending on the product type. In traditional sales activities, including direct and OEM sales, the Company establishes an accrued liability for the estimated warranty costs at the time of revenue recognition, with a corresponding provision to cost of sales. Customers may also purchase extended warranty coverage or service level upgrades separately or as part of a deferred equipment agreement. Revenue related to extended warranty coverage and service level upgrades is generally recognized over the period in which such services will be provided. The related extended warranty and service level upgrade costs are expensed as incurred.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Changes in the product warranty accrual were as follows (in thousands):

	Nine Months Ended
	September 28, 2019	September 29, 2018
Warranty accrual, beginning of period	$1,910	$1,149
Accrual for warranties issued	1,920	943
Changes to pre-existing warranties (including changes in estimates)(1)	1,404	779
Settlements made	(1,276)	(974)
Warranty accrual, end of period	$3,958	$1,897

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
The change in accumulated other comprehensive loss was as follows (in thousands):

Nine Months Ended September 28, 2019
Accumulated other comprehensive loss, beginning of period	$(6,199)
Unrealized gains from foreign currency translation adjustments	(1,595)
Accumulated other comprehensive loss, end of period	$(7,794)

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance share units (PSUs). For the three months ended September 28, 2019 and September 29, 2018, weighted options to purchase 0.4 million and 0.6 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the nine months ended September 28, 2019 and September 29, 2018, weighted options to purchase 0.3 million and 1.1 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs are considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of each of September 28, 2019 and September 29, 2018, 2.7 million weighted average shares related to such RSUs have been excluded from the calculation of potential shares for each of the three and nine month periods then ended.
A reconciliation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$49,085	$57,126	$143,295	$146,609
Basic net income per share:
Weighted-average shares outstanding - basic	53,535	52,432	53,367	52,046
Net income per basic share	$0.92	$1.09	$2.69	$2.82
Diluted net income per share:
Weighted-average shares outstanding - basic	53,535	52,432	53,367	52,046
Diluted share equivalent: stock options, RSUs and PSUs	3,727	3,805	3,688	3,829
Weighted-average shares outstanding - diluted	57,262	56,237	57,055	55,875
Net income per diluted share	$0.86	$1.02	$2.51	$2.62

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash paid during the year for:
Interest	$134	$184
Income taxes	34,123	29,003
Operating lease liabilities	5,076	—

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities(1)	$25,965	$—

Non-cash investing activities:
Unpaid purchases of property, plant and equipment	$4,170	$2,023

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$—	$259

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$513,360	$493,488
Restricted cash	152	157
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$513,512	$493,645

______________

(1)
In connection with its adoption of ASC 842 on December 30, 2018, the Company recorded a lessee operating lease ROU asset of $22.5 million. See “Recently Adopted Accounting Pronouncements” to these condensed consolidated financial statements for additional information related to the Company’s adoption of ASC 842.

Recently Adopted Accounting Pronouncements
In July 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-07, Codification Updates to SEC Section - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates (ASU 2019-07). The new standard aligns the guidance in various SEC sections of the codification with the requirements of certain already effective SEC final rules. ASU 2019-07 is effective immediately and was adopted upon issuance. The Company’s adoption of this standard did not have a material impact on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). The new standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company early adopted this standard during the three months ended September 28, 2019, and such adoption did not have a material impact on its condensed consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The new standard adds and modifies certain disclosure requirements for fair value measurements including when entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will need to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company early adopted this standard during the three months ended September 28, 2019, and such adoption did not have a material impact on its condensed consolidated financial statements.
In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (ASU 2018-09). This new standard amends, clarifies, corrects errors in and makes minor improvements to the ASC. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments of ASU 2018-09 do not require transition guidance and are effective upon issuance. The Company completed its adoption of all applicable items contained in ASU 2018-09 as of September 28, 2019, and such adoption did not have a material impact on its condensed consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The new standard allows a reclassification for certain stranded tax effects from accumulated other comprehensive income to retained earnings, and requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for annual and interim periods beginning after December 15, 2018. The Company adopted this standard during the three months ended March 30, 2019, and such adoption did not have a material impact on its condensed consolidated financial statements.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Recently Issued Accounting Pronouncements
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
3. Related Party Transactions
The Company’s Chairman and Chief Executive Officer (CEO) is also the Chairman and CEO of Cercacor. The Company is a party to the following agreements with Cercacor:

•
Cross-Licensing Agreement - The Company and Cercacor are parties to the Cross-Licensing Agreement, which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities to Cercacor arising under the Cross-Licensing Agreement were $3.4 million and $3.0 million for the three months ended September 28, 2019 and September 29, 2018, respectively. Aggregate liabilities to Cercacor arising under the Cross-Licensing Agreement were $9.2 million and $7.5 million for the nine months ended September 28, 2019 and September 29, 2018, respectively.

•
Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.1 million or less for each of the three months ended September 28, 2019 and September 29, 2018. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.2 million and $0.1 million for the nine months ended September 28, 2019 and September 29, 2018, respectively.

•
Sublease Agreement - In March 2016, the Company entered into a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California (Cercacor Sublease). The Cercacor Sublease began on May 1, 2016 and expires on November 30, 2019. The Company recognized $0.1 million in sublease income for each of the three months ended September 28, 2019 and September 29, 2018. The Company recognized less than $0.3 million in sublease income for each of the nine months ended September 28, 2019 and September 29, 2018.

Net amounts due to Cercacor at September 28, 2019 and December 29, 2018 were $3.4 million and $2.9 million, respectively.
The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. In addition, the Company’s Executive Vice President (EVP), Chief Financial Officer (CFO) serves as the Treasurer of the Masimo Foundation and the Company's EVP, General Counsel and Corporate Secretary serves as the Secretary for the Masimo Foundation. During the three and nine months ended September 28, 2019, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services.
The Company’s CEO is also the Chairman of both the Patient Safety Movement Foundation (PSMF), a non-profit organization which was founded in 2013 to work with hospitals, medical technology companies and patient advocates to unite the healthcare ecosystem and eliminate the more than 200,000 U.S. preventable hospital deaths that occur every year by 2020, and the Patient Safety Movement Coalition (PSMC), a not-for-profit social welfare organization that was founded in 2013 to promote patient safety legislation. The Company’s EVP, CFO also serves as the Treasurer of both PSMF and PSMC, and the Company’s EVP, General Counsel and Corporate Secretary also serves as the Secretary for PSMC. During the three and nine months ended September 28, 2019, the Company made various in-kind contributions to PSMF, mainly in the form of donated office space and administrative services.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The Company maintains an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. For each of the three months ended September 28, 2019 and September 29, 2018, the Company charged the Company’s CEO less than $0.1 million related to such reimbursements. For the nine months ended September 28, 2019 and September 29, 2018, the Company charged the Company’s CEO $0.1 million and $0.2 million related to such reimbursements, respectively.
4. Inventories
Inventories consist of the following (in thousands):

	September 28, 2019	December 29, 2018
Raw materials	$53,549	$38,955
Work-in-process	10,185	9,036
Finished goods	45,955	46,741
Total inventories	$109,689	$94,732

5. Other Current Assets
Other current assets consist of the following (in thousands):

	September 28, 2019	December 29, 2018
Lease receivable, current	$19,855	$—
Prepaid income taxes	15,013	3,071
Prepaid expenses	10,052	10,582
Indirect taxes receivable	7,115	6,516
Customer notes receivable	2,954	3,780
Other current assets	5,780	5,278
Total other current assets	$60,769	$29,227

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
Lease receivable consists of the following (in thousands):

September 28, 2019
Lease receivable	$67,669
Allowance for credit loss	(372)
Lease receivable, net	67,297
Less: Current portion of lease receivable	(19,855)
Lease receivable, noncurrent	$47,442

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

As of September 28, 2019, estimated future maturities of customer sales-type lease receivables for each of the following fiscal years are as follows (in thousands):

Fiscal year	Amount
2019 (balance of year)	$5,183
2020	18,983
2021	15,009
2022	11,891
2023	7,928
Thereafter	8,675
Total	$67,669

Estimated future operating lease payments expected to be received from customers under deferred equipment agreements are not material as of September 28, 2019.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following (in thousands):

	September 28, 2019	December 29, 2018
Prepaid contract allowances	$5,872	$7,036
Deferred commissions	5,121	5,085
Unbilled contract receivables	2,396	5,567
Equipment leased to customers, net(1)	431	108,417
Total deferred costs and other contract assets	$13,820	$126,105
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

For the three months ended September 28, 2019 and September 29, 2018, $0.2 million and $7.4 million, respectively, of equipment leased to customers was amortized to cost of goods sold. For the nine months ended September 28, 2019 and September 29, 2018, $0.8 million and $22.2 million, respectively, of equipment leased to customers was amortized to cost of goods sold. As of September 28, 2019 and December 29, 2018, accumulated amortization of equipment leased to customers was $1.1 million and $103.1 million, respectively.
For the three months ended September 28, 2019 and September 29, 2018, $0.6 million and $0.5 million, respectively, of prepaid contract allowances were amortized as a reduction to revenue. For the nine months ended September 28, 2019 and September 29, 2018, $1.8 million and $1.3 million, respectively, of prepaid contract allowances were amortized as a reduction to revenue.
For each of the three months ended September 28, 2019 and September 29, 2018, $0.5 million of deferred commissions were amortized to selling, general and administrative expenses. For the nine months ended September 28, 2019 and September 29, 2018, $1.5 million and $1.6 million, respectively, of deferred commissions were amortized to selling, general and administrative expenses.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

8. Property and Equipment
Property and equipment, net, consists of the following (in thousands):

	September 28, 2019	December 29, 2018
Building and building improvements	$91,704	$88,449
Machinery and equipment	58,582	54,525
Land	40,216	23,762
Aircraft and vehicles	28,818	25,555
Computer equipment	19,214	16,582
Leasehold improvements	17,574	16,428
Tooling	15,070	14,212
Furniture and office equipment	10,708	10,459
Demonstration units	792	470
Construction-in-progress (CIP)	37,309	13,320
Total property and equipment	319,987	263,762
Accumulated depreciation	(110,529)	(97,790)
Property and equipment, net	$209,458	$165,972

For the three months ended September 28, 2019 and September 29, 2018, depreciation expense of property and equipment was $4.8 million and $4.0 million, respectively. For the nine months ended September 28, 2019 and September 29, 2018, depreciation expense of property and equipment was $14.3 million and $12.1 million, respectively.
During the nine months ended September 28, 2019, the Company, through its wholly owned subsidiaries, completed the purchase of two buildings for an aggregate purchase price of $35.6 million.
The balance in CIP at September 28, 2019 relates primarily to a recently purchased building and capitalized implementation costs related to a new enterprise resource planning software system, the underlying assets for which have not been completed or placed into service. The balance in CIP at December 29, 2018 related primarily to capitalized costs associated with the implementation of a new enterprise resource planning software system and a capital improvement project at its corporate headquarters, the underlying assets for which had not been completed or placed into service.
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
The Company leases certain facilities in North and South America, Europe, the Middle East and Asia-Pacific regions under operating lease agreements expiring at various dates through June 2028. In addition, the Company leases equipment in the U.S. and Europe that are classified as operating leases and expire at various dates through September 2023. The majority of these leases are non-cancellable and generally do not contain any material residual value guarantees or material restrictive covenants. The Company recognizes lease costs under these agreements using a straight-line method based on total lease payments. Certain facility leases contain predetermined price escalations and in some cases renewal options, the longest of which is for 5 years.
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of September 28, 2019, the weighted average discount rate used by the Company for all operating leases was approximately 3.7%.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

For the period ended September 28, 2019, the balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows:

	Balance sheet classification	September 28, 2019
Lessee ROU assets	Other non-current assets	$19,892

Lessee current lease liabilities	Other current liabilities	4,680
Lessee non-current lease liabilities	Other non-current liabilities	16,451
Total operating lease liabilities		$21,131

The weighted average remaining lease term for the Company’s operating leases was 8.0 years as of September 28, 2019.
As of September 28, 2019, estimated future operating lease payments for each of the following fiscal years were as follows (in thousands):

Fiscal year	Amount
2019 (balance of year)	$1,332
2020	5,180
2021	3,139
2022	2,053
2023	1,836
Thereafter(1)	11,106
Total	24,646
Imputed interest	(3,515)
Present value	$21,131

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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Lease costs for the three and nine months ended September 28, 2019 were as follows (in thousands):

	September 28, 2019
	Three Months Ended	Nine Months Ended
Operating lease costs	$1,717	$5,170
Short-term lease costs	—	12
Sublease income	(52)	(156)
Total lease cost	$1,665	$5,026
For the three and nine months ended September 29, 2018, rental expense related to operating leases was $1.7 million and $5.2 million, respectively.
10. Intangible Assets
Intangible assets, net, consist of the following (in thousands):

	September 28, 2019	December 29, 2018
Patents	$22,781	$21,323
Customer relationships	7,669	7,669
Licenses-related party	7,500	7,500
Acquired technology	5,580	5,580
Trademarks	4,558	4,190
Capitalized software development costs	3,436	3,430
Other	5,467	5,466
Total intangible assets	56,991	55,158
Accumulated amortization	(29,559)	(27,234)
Intangible assets, net	$27,432	$27,924

Total amortization expense for the three months ended September 28, 2019 and September 29, 2018 was $1.1 million and $1.2 million, respectively. Total amortization expense for the nine months ended September 28, 2019 and September 29, 2018  was $3.3 million and $3.9 million, respectively. All of these intangible assets have a ten year weighted average amortization period.
Estimated amortization expense for each of the next fiscal years is as follows (in thousands):

Fiscal year	Amount
2019 (balance of year)	$4,417
2020	4,015
2021	3,572
2022	2,308
2023	1,838
Thereafter	11,282
Total	$27,432

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

11. Goodwill
Changes in goodwill during the nine months ended September 28, 2019 were as follows (in thousands):

Nine Months Ended September 28, 2019
Goodwill, beginning of period	$23,297
Adjustments to goodwill from finalization of purchase price allocation	(651)
Foreign currency translation adjustment	(649)
Goodwill, end of period	$21,997

On September 21, 2018, the Company acquired all of the outstanding shares of a private patient monitoring software company for approximately $4.0 million. Based on the Company’s purchase price allocation, approximately $2.8 million of the purchase price has been assigned to goodwill, $0.7 million of which was recorded as an adjustment to the preliminary purchase price allocation to deferred tax assets based on additional analysis completed during the nine months ended September 28, 2019.
12. Other Non-Current Assets
Other assets, long-term consist of the following (in thousands):

	September 28, 2019	December 29, 2018
Lessee ROU assets	$19,892	$—
Strategic investments	6,287	1,200
Prepaid deposits	3,048	2,881
Restricted cash	151	151
Total other assets, long-term	$29,378	$4,232

13. Deferred Revenue and Other Contract Liabilities
Deferred revenue and other contract liabilities consist of the following (in thousands):

	September 28, 2019	December 29, 2018
Deferred revenue(1)	$14,861	$10,883
Accrued rebates and allowances	6,845	6,282
Accrued customer reimbursements(2)	3,509	16,194
Other contract-related liabilities	1,979	432
Total deferred revenue and other contract-related liabilities	27,194	33,791
Less: Non-current portion of deferred revenue	(2,174)	(1,737)
Deferred revenue and other contract-related liabilities - current	$25,020	$32,054

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

(2)
In connection with its adoption of ASC 842 on December 30, 2018, the Company recorded a reduction to accrued customer reimbursements of approximately $12.3 million related to the derecognition of liabilities and leased equipment assets for certain OEM equipment reimbursements. See “Recently Adopted Accounting Pronouncements” to these condensed consolidated financial statements for additional information related to the Company’s adoption of ASC 842.

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
Changes in deferred revenue for the nine months ended September 28, 2019 were as follows:

Nine Months Ended September 28, 2019
Deferred revenue, beginning of the period	$10,883
Revenue deferred during the period	9,249
Recognition of revenue deferred in prior periods	(5,271)
Deferred revenue, end of the period	$14,861

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
The following table summarizes the Company’s estimated Unrecognized Contract Revenue as of September 28, 2019 and the future periods within which the Company expects to recognize such revenue.

	Expected Future Revenue By Period (in thousands)
	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years	Total
Unrecognized Contract Revenue	$204,696	$302,540	$143,841	$37,259	$688,336

The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially, from those reflected in this table.
14. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	September 28, 2019	December 29, 2018
Income tax payable	$6,488	$3,071
Accrued indirect taxes payable	5,712	6,465
Accrued expenses	5,387	5,038
Lessee lease liabilities, current	4,680	—
Accrued warranty	3,958	1,910
Related party payables	3,452	4,000
Accrued legal fees	3,277	1,481
Other	3,025	2,662
Total accrued and other current liabilities	$35,979	$24,627

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

15. Credit Facilities
On December 17, 2018, the Company entered into a Credit Agreement (the 2018 Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, and Bank of the West, a Lender (collectively, the Lenders). The 2018 Credit Facility provides for up to $150.0 million of unsecured borrowings in multiple currencies, with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity up to $550.0 million in the future with the initial Lenders and additional Lenders, as required. As of September 28, 2019, the 2018 Credit Facility had no outstanding draws and $1.7 million of outstanding letters of credit. As of December 29, 2018, the 2018 Credit Facility had no outstanding draws or letters of credit. The Company was in compliance with all covenants under the 2018 Credit Facility as of September 28, 2019 and December 29, 2018.
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
For the three months ended September 28, 2019 and September 29, 2018, the Company incurred total interest expense of $0.1 million and $0.0 million, respectively, under the 2018 Credit Facility and the Restated Credit Facility. For the nine months ended September 28, 2019 and September 29, 2018, the Company incurred total interest expense of $0.2 million and $0.6 million, respectively, under the 2018 Credit Facility and the Restated Credit Facility.
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	September 28, 2019	December 29, 2018
Income tax payable, noncurrent	$21,522	$21,522
Lessee lease liabilities, noncurrent	16,451	—
Unrecognized tax benefits	12,744	11,717
Deferred tax liabilities	2,925	2,956
Other	2,204	3,003
Total other non-current liabilities	$55,846	$39,198

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
In July 2018, the Board approved a new stock repurchase program, authorizing the Company to purchase up to 5.0 million additional shares of its common stock over a period of up to three years (2018 Repurchase Program). As of September 28, 2019, 4.8 million shares remained available for repurchase pursuant the 2018 Repurchase Program.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following table provides a summary of the Company’s stock repurchase activities during the three and nine months ended September 28, 2019 and September 29, 2018 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Shares repurchased(1)	1	—	208	196
Average cost per share	$139.91	$—	$134.05	$84.14
Value of shares repurchased	$70	$—	$27,924	$16,490

______________

(1)	Excludes shares withheld from the shares of its common stock actually issued in connection the vesting of PSU awards to satisfy certain U.S. federal and state tax withholding obligations.
18. Stock-Based Compensation
Total stock-based compensation expense for the three months ended September 28, 2019 and September 29, 2018 was $10.9 million and $7.6 million, respectively. Total stock-based compensation expense for the nine months ended September 28, 2019 and September 29, 2018 was $29.6 million and $19.7 million, respectively. As of September 28, 2019, an aggregate of 10.9 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 2.4 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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
(unaudited)

Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for exercise prices):

	Nine Months Ended September 28, 2019
	Shares	Average Exercise Price
Options outstanding, beginning of period	5,676	$43.61
Granted	447	138.42
Canceled	(132)	79.27
Exercised	(699)	32.61
Options outstanding, end of period	5,292	$52.18
Options exercisable, end of period	3,412	$33.30

Total stock option expense for the three months ended September 28, 2019 and September 29, 2018 was $3.7 million and $3.5 million, respectively. Total stock option expense for the nine months ended September 28, 2019 and September 29, 2018 was $11.0 million and $10.3 million, respectively. As of September 28, 2019, the Company had $45.3 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted average period of approximately 3.0 years. The weighted-average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock as of September 28, 2019 was 5.8 years. The weighted-average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock as of September 28, 2019, was 4.6 years.
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted average grant date fair value amounts):

	Nine Months Ended September 28, 2019
	Units	Weighted Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,707	$95.54
Granted	99	133.49
Canceled	(2)	133.50
Expired	—	—
Vested	(7)	99.05
RSUs outstanding, end of period	2,797	$96.84

Total RSU expense for the three months ended September 28, 2019 and September 29, 2018 was $0.9 million and $0.2 million, respectively. Total RSU expense for the nine months ended September 28, 2019 and September 29, 2018 was $1.9 million and $0.5 million, respectively. As of September 28, 2019, the Company had $11.3 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 4.1 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted average grant date fair value amounts):

	Nine Months Ended September 28, 2019
	Units	Weighted Average Grant Date Fair Value
PSUs outstanding, beginning of period	313	$88.34
Granted	128	133.50
Canceled	—	—
Expired	—	—
Vested	(29)	90.69
PSUs outstanding, end of period	412	$102.22

During the nine months ended September 28, 2019, the Company awarded 128,000 PSUs that will vest three years from the award date, based on the achievement of certain 2021 performance criteria approved by the Board. If earned, the PSUs granted will vest upon achievement of the performance criteria after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 128,000 PSUs or 256,000 shares. Based on management’s estimate of the number of units expected to vest, total PSU expense for the three months ended September 28, 2019 and September 29, 2018 was $6.2 million and $4.0 million, respectively. Based on management’s estimate of the number of units expected to vest, total PSU expense for the nine months ended September 28, 2019 and September 29, 2018 was $16.7 million and $8.8 million, respectively. As of September 28, 2019, the Company had $45.5 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 1.7 years.
Valuation of Stock-Based Award Activity
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Risk-free interest rate	1.4% to 1.9%	2.7% to 3.0%	1.4% to 2.6%	2.3% to 3.0%
Expected term (in years)	5.2	5.6	5.2	5.6
Estimated volatility	28.7% to 29.3%	26.8% to 32.0%	28.3% to 30.0%	26.8% to 32.0%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$44.14	$37.62	$42.01	$31.21

The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of September 28, 2019 was $500.3 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of September 28, 2019 was $386.6 million. The aggregate intrinsic value of options exercised during the three months ended September 28, 2019 was $33.7 million. The aggregate intrinsic value of options exercised during the nine months ended September 28, 2019 was $76.1 million.
The fair value of each RSU and PSU award is determined based on the closing price of the Company’s common stock on the grant date, or the modification date, if any.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

19. Non-operating income
Non-operating income consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Interest income	$3,664	$2,326	$10,706	$5,247
Interest expense	(82)	(7)	(243)	(694)
Realized and unrealized foreign currency loss	(856)	(1,311)	(315)	(764)
Other	(3)	20	(10)	291
Total	$2,723	$1,028	$10,138	$4,080

20. Income Taxes
The Company has provided for income taxes in fiscal year 2019 interim periods based on the estimated effective income tax rate for the complete fiscal year and adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended September 28, 2019 and September 29, 2018, the Company recorded discrete tax benefits of approximately $7.0 million and $14.6 million, respectively, related to excess tax benefits realized from stock-based compensation. For the nine months ended September 28, 2019 and September 29, 2018, the Company recorded discrete tax benefits of approximately $13.1 million and $21.7 million, respectively, related to excess tax benefits realized from stock-based compensation.
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
As of September 28, 2019, the liability for income taxes associated with uncertain tax positions was approximately $16.3 million. If fully recognized, approximately $15.0 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
The Company conducts business in multiple jurisdictions and, as a result, one or more of the Company’s subsidiaries files income tax returns in U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters through fiscal year 2015. All material state, local and foreign income tax matters have been concluded through fiscal year 2011. The Company does not believe that the results of any tax authority examination would have a significant impact on its consolidated financial statements.
21. Commitments and Contingencies
Employee Retirement Savings Plan
The Company sponsors a qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $0.7 million and $0.5 million to the MRSP for the three months ended September 28, 2019 and September 29, 2018, respectively. The Company contributed $1.9 million and $1.8 million to the MRSP for the nine months ended September 28, 2019 and September 29, 2018, respectively. In addition, the Company sponsors various defined contribution plans in certain locations outside of the United States, the contributions to which were not material for any period.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Employment and Severance Agreements
In July 2017, the Company entered into the First Amendment to the certain Amended and Restated Employment Agreement entered into between the Company and Mr. Kiani on November 4, 2015 (as amended, the Amended Employment Agreement). Pursuant to the terms of the Amended Employment Agreement, upon a “Qualifying Termination” (as defined in the Amended Employment Agreement), Mr. Kiani will be entitled to receive a cash severance benefit equal to two times the sum of his then-current base salary and the average annual bonus paid to Mr. Kiani during the immediately preceding three years, the full amount of the “Award Shares” (as defined in the Amended Employment Agreement) and the full amount of the “Cash Payment” (as defined in the Amended Employment Agreement). In addition, in the event of a “Change in Control” (as defined in the Amended Employment Agreement) prior to a Qualifying Termination, on each of the first and second anniversaries of the Change in Control, 50% of the Cash Payment and 50% of the Award Shares will vest, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date; however, in the event of a Qualifying Termination or a termination of Mr. Kiani’s employment due to death or disability prior to either of such anniversaries, any unvested amount of the Cash Payment and all of the unvested Award Shares shall vest and be paid in full. Additionally, in the event of a Change in Control prior to a Qualifying Termination, Mr. Kiani’s stock options and any other equity awards will vest in accordance with their terms, but in no event later than in two equal installments on each of the one year and two year anniversaries of the Change in Control, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date. As of September 28, 2019, the expense related to the Award Shares and Cash Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement was approximately $292.9 million.
As of September 28, 2019, the Company had severance plan participation agreements with eight executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months’ advance notice of their resignation under certain circumstances.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $90.0 million of purchase commitments as of September 28, 2019, which are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of September 28, 2019, the Company had approximately $2.3 million in outstanding unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of September 28, 2019, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash in time deposits with major financial institutions. As of September 28, 2019, the Company had $633.4 million of bank balances, which was comprised of $120.0 million of certificates of deposit and $513.4 million in checking or deposit accounts. Of the $633.4 million of bank balances, $3.5 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended September 28, 2019 and September 29, 2018, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs approximated 56.0% and 57.1% of total product revenue, respectively. During the nine months ended September 28, 2019 and September 29, 2018, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs approximated 56.3% and 57.6% of total product revenue, respectively.
For the three months ended September 28, 2019, the Company had sales through two just-in-time distributors that represented 12.6% and 10.6% of total product revenue, respectively. For the three months ended September 29, 2018, the Company had sales through the same two just-in-time distributors that represented 12.3% and 9.4% of total product revenue, respectively.
For the nine months ended September 28, 2019, the Company had sales through two just-in-time distributors that represented 13.2% and 11.0% of total product revenue, respectively. For the nine months ended September 29, 2018, the Company had sales through the same two just-in-time distributors that represented 12.4% and 10.4% of total product revenue, respectively.
As of September 28, 2019 and December 29, 2018, one customer represented 21.4% and 13.9%, respectively, of the Company’s accounts receivable balance. The receivable balances related to such customer are fully secured by letters of credit.
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
On January 2, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California by Physicians Healthsource, Inc. The complaint alleges that the Company sent unsolicited facsimile advertisements in violation of the Junk Fax Protection Act of 2005 and related regulations. The complaint seeks $500 for each alleged violation, treble damages if the District Court finds the alleged violations to be knowing, plus interest, costs and injunctive relief. On March 26, 2019, an amended complaint was filed adding Radha Geismann, M.D. PC as an additional named plaintiff. On June 17, 2019, the plaintiffs filed their motion for class certification. On September 10, 2019, the parties filed motions for summary judgment. On September 30, 2019, the Company filed its opposition to the motion for class certification, and the plaintiffs filed their reply on October 7, 2019. On October 15, 2019, the District Court issued a tentative order denying plaintiffs’ motion for class certification and granting in part and denying in part the motions for summary judgment. On October 18, 2019, the District Court heard arguments on the motions. The District Court has not yet issued a final order on the motions. The trial date previously set for November 5, 2019 was continued by the District Court and a new trial date has not been set. The Company believes it has good and substantial defenses to the class claims, but there is no guarantee that the Company will prevail. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying condensed consolidated financial statements.
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
The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 28, 2019		September 29, 2018		September 28, 2019		September 29, 2018
Geographic area by destination:
United States (U.S.)	$157,646	68.9%	$136,895	67.7%	$469,827	68.2%	$418,178	68.7%
Europe, Middle East and Africa	42,356	18.5	37,257	18.4	136,234	19.8	115,631	19.0
Asia and Australia	22,721	9.9	21,332	10.6	62,524	9.1	54,627	9.0
North and South America (excluding the U.S.)	6,193	2.7	6,584	3.3	20,389	2.9	20,025	3.3
Total product revenue	$228,916	100.0%	$202,068	100.0%	$688,974	100.0%	$608,461	100.0%

The Company’s consolidated long-lived assets (tangible non-current assets) by geographic area are (in thousands, except percentages):

	September 28, 2019		December 29, 2018
Long-lived assets by geographic area:
United States	$206,578	98.4%	$262,373	95.6%
International	3,311	1.6	12,016	4.4
Total	$209,889	100.0%	$274,389	100.0%

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
Executive Overview
We are a global medical technology company that develops, manufactures and markets a variety of noninvasive monitoring technologies and hospital automation solutions. Our mission is to improve patient outcomes and reduce the cost of care. We provide our products to hospitals, emergency medical service (EMS) providers, home care providers, long-term care facilities, physician offices, veterinarians and consumers through our direct sales force, distributors and original equipment manufacturers (OEM) partners to hospitals, emergency medical service (EMS) providers, home care providers, long-term care facilities, physician offices, veterinarians and consumers. We were incorporated in California in May 1989 and reincorporated in Delaware in May 1996.
Our core business is Measure-through Motion and Low Perfusion™  pulse oximetry, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry. Our product offerings have expanded significantly over the years to also include noninvasive monitoring of blood constituents with an optical signature, optical regional oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring and exhaled gas monitoring. In addition, we have developed the Root® patient monitoring and connectivity platform, the Radical-7® and Rad-97® bedside and portable patient monitors and the Radius-7® wearable wireless patient monitor. We have also developed the Masimo Patient SafetyNet supplemental remote patient surveillance and monitoring system, which currently allows up to 200 patients to be monitored and viewed simultaneously and remotely through a PC-based monitor or by care providers through their pagers, voice-over-IP phones or smartphones. We have also developed hospital automation and connectivity solutions, such as Iris® and Iris Gateway®, which allow the transfer of data from Masimo and third-party devices to hospital electronic medical records, and UniView™, which provides an integrated display of real-time data from Masimo and third-party devices. For an overview of our product offerings and technologies, please refer to “Business” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC on February 26, 2019.
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

In January 2019, we announced the U.S. launch of Iris® Device Management System (Iris® DMS), an automation and connectivity solution designed to streamline management of Masimo devices used throughout a hospital system. Iris® DMS is designed to address the challenges of maintaining many patient monitors in a complex hospital environment.
Also in January 2019, we announced U.S. Food and Drug Administration (FDA) 510(k) clearance of the measurement of respiration rate from the pleth (RRp®) on the MightySat® Rx spot-check fingertip pulse oximeter, as well as its indication for use in the home environment. MightySat® Rx also measures functional oxygen saturation (SpO2), pulse rate (PR), perfusion index (Pi), and Pleth Variability index (PVi®).
In February 2019, we announced the launch of Doctella™, a secure cloud-based patient engagement and remote care automation platform. Doctella™ enables web configurable CarePrograms™ to be customized to include patient reminders, coaching and guidance along with connectivity to compatible medical devices to integrate information into intelligent dashboards.
In March 2019, we announced the CE marking of Next Generation SedLine® (SedLine®) brain function monitoring for pediatric patients (1-18 years of age). With this clearance, the benefits of SedlLine® are available for all patients one year old and above in CE mark countries. SedLine® helps clinicians monitor the state of the brain under anesthesia with bilateral data acquisition and processing of four leads of electroencephalogram (EEG) signals.
Also in March 2019, we announced FDA 510(k) clearance of the Rad-67™ Pulse CO-Oximeter® (Rad-67™) with Spot-check Next Generation SpHb® monitoring technology and the rainbow® DCI®-mini Reusable sensor. Rad-67™ offers rainbow® noninvasive hemoglobin measurement (SpHb®) and Measure-through Motion and Low Perfusion™ SET® pulse oximetry in a compact, portable spot-check monitoring device. When used with the rainbow® DCI®-mini sensor, Rad-67™ provides spot-check monitoring with Next Generation SpHb®.
In April 2019, we announced the CE marking of the Mdoloris Analgesia Nociception Index (ANI™) module for the Masimo Root® Patient Monitoring and Connectivity Hub, the first commercially available result of a Masimo Open Connect® (MOC) third-party partnership, between Mdoloris and Masimo.
Also in April 2019, we announced the release of Halo ION™ which allows clinicians to aggregate trend data from as few as three physiological parameters (SpO2, PR, and Pi), and as many as are available, including data from EMRs, into a single continuous early warning score. Each patient’s Halo ION™ score is displayed on the Masimo Patient SafetyNet Supplemental Remote Monitoring and Clinician Notification System as a number ranging from 0 to 100, helping to streamline clinicians’ patient assessment workflow.
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
In June 2019, we announced that O3® Regional Oximetry (O3®) had received FDA 510(k) clearance for use on neonatal and infant patients (<10 kg). O3® may help clinicians monitor cerebral oxygenation in situations in which peripheral pulse oximetry alone may not be fully indicative of the oxygen in the brain. With this expansion of the O3® platform, the benefits of monitoring with O3® are now available to patients of all ages, from neonates to adults.
In August 2019, we announced the CE marking of SpHb®, noninvasive and continuous hemoglobin monitoring, for neonatal and infant patients (< 3 kg). With this clearance, the benefits of SpHb® are available for patients of all ages in CE mark countries. SpHb® for neonates and infants is provided on rainbow® sensors, which allow clinicians to simultaneously measure multiple additional noninvasive parameters alongside SpHb®, including oxygen saturation (SpO2) and methemoglobin (SpMet®).
In September 2019, we announced Pathway™, a feature for our Root® patient monitoring and connectivity hub. Pathway™ provides clinicians with a way to visualize a hospital’s recommended resuscitation protocol for a newborn’s SpO2 while continuously monitoring SpO2 and PR during the first ten minutes after birth. Use of Pathway™ is intended to help streamline clinician workflow and improve protocol adherence during this critical period.
Also in September 2019, we announced three additional indices for O3® Regional Oximetry: delta cHb, delta HHb and delta O2Hb. These indices provide clinicians with additional visibility into changes in the underlying oxyhemoglobin and deoxyhemoglobin components used to calculate cerebral oxygen saturation (rSO2). With these additions, clinicians will now be able to view the relative contribution of each component to a patient’s overall rSO2.

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
Results of Operations
The following table sets forth, for the periods indicated, our unaudited results of operations expressed as dollar amounts and as a percentage of total revenues (in thousands, except percentages). Certain amounts for prior periods have been reclassified to conform to the current period presentation, including certain previously reported selling, general and administrative expenses that have been reclassified as research and development expenses for the three and nine months ended September 29, 2018.

	Three Months Ended				Nine Months Ended
	September 28, 2019	Percentage of Revenue	September 29, 2018	Percentage of Revenue	September 28, 2019	Percentage of Revenue	September 29, 2018	Percentage of Revenue
Revenue:
Product	$228,916	100.0%	$202,068	96.0%	$688,974	99.8%	$608,461	95.8%
Royalty and other revenue	95	—	8,515	4.0	1,353	0.2	26,696	4.2
Total revenue	229,011	100.0	210,583	100.0	690,327	100.0	635,157	100.0
Cost of goods sold	72,743	31.8	69,830	33.2	228,078	33.0	208,596	32.8
Gross profit	156,268	68.2	140,753	66.8	462,249	67.0	426,561	67.2
Operating expenses:
Selling, general and administrative	80,354	35.1	71,537	34.0	232,718	33.7	212,204	33.4
Research and development	24,282	10.6	20,575	9.8	69,872	10.1	60,219	9.5
Total operating expenses	104,636	45.7	92,112	43.7	302,590	43.8	272,423	42.9
Operating income	51,632	22.5	48,641	23.1	159,659	23.1	154,138	24.3
Non-operating income	2,723	1.2	1,028	0.5	10,138	1.5	4,080	0.6
Income before provision (benefit) for income taxes	54,355	23.7	49,669	23.6	169,797	24.6	158,218	24.9
Provision (benefit) for income taxes	5,270	2.3	(7,457)	(3.5)	26,502	3.8	11,609	1.8
Net income	$49,085	21.4%	$57,126	27.1%	$143,295	20.8%	$146,609	23.1%

Comparison of the Three Months ended September 28, 2019 to the Three Months ended September 29, 2018
Revenue. Total revenue increased $18.4 million, or 8.8%, to $229.0 million for the three months ended September 28, 2019 from $210.6 million for the three months ended September 29, 2018. The following table details our total product revenues by the geographic area to which the products were shipped for each of the three months ended September 28, 2019 and September 29, 2018 (dollars in thousands):

	Three Months Ended
	September 28, 2019		September 29, 2018		Increase/ (Decrease)	Percentage Change
United States (U.S.)	$157,646	68.9%	$136,895	67.7%	$20,751	15.2%
Europe, Middle East and Africa	42,356	18.5	37,257	18.4	5,099	13.7
Asia and Australia	22,721	9.9	21,332	10.6	1,389	6.5
North and South America (excluding the U.S.)	6,193	2.7	6,584	3.3	(391)	(5.9)
Total product revenue	$228,916	100.0%	$202,068	100.0%	$26,848	13.3%
Royalty and other revenue	95		8,515		(8,420)	(98.9)
Total revenue	$229,011		$210,583		$18,428	8.8%
Product revenue increased $26.8 million, or 13.3%, to $228.9 million for the three months ended September 28, 2019, compared to $202.1 million for the three months ended September 29, 2018. This increase was primarily due to higher revenue from consumables, parameters and monitors, including approximately $2.7 million of net accelerated revenue pursuant to ASC 842. Partially offsetting these increases was the impact of approximately $0.7 million of unfavorable foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. During the three months ended September 28, 2019, we shipped approximately 60,700 noninvasive technology boards and monitors, an increase of 1,600 units, or 2.7%, from 59,100 units shipped during the three months ended September 29, 2018.
Product revenue generated through our direct and distribution sales channels increased $24.3 million, or 14.0%, to $198.0 million for the three months ended September 28, 2019, compared to $173.7 million for the three months ended September 29, 2018. Revenues from our OEM channel increased $2.5 million, or 9.0%, to $30.9 million for the three months ended September 28, 2019 as compared to $28.3 million for the three months ended September 29, 2018.
Royalty and other revenue historically consisted primarily of royalties received from Medtronic plc (Medtronic), and also includes revenue from non-recurring engineering services for a certain OEM customer. For the three months ended September 28, 2019, royalty and other revenue decreased by $8.4 million, primarily due to lower royalties from Medtronic as a result of the expiration of their obligation to pay us royalties after October 6, 2018. We received our final royalty payment from Medtronic during the three months ended March 30, 2019.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the three months ended September 28, 2019 and September 29, 2018 was as follows (dollars in thousands):

	Three Months Ended
	September 28, 2019	Gross Profit Percentage	September 29, 2018	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product gross profit	$156,210	68.2%	$132,389	65.5%	$23,821	18.0%
Royalty and other revenue gross profit	58	61.1	8,364	98.2	(8,306)	(99.3)
Total gross profit	$156,268	68.2%	$140,753	66.8%	$15,515	11.0%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $2.9 million for the three months ended September 28, 2019, compared to the three months ended September 29, 2018, primarily due to higher product sales volume, which was partially offset by lower costs of materials, increased leverage of our fixed production costs and a net reduction in costs related to leased equipment pursuant to our recent adoption of ASC 842 of approximately $2.0 million. Product gross margins increased to 68.2% for the three months ended September 28, 2019 compared to 65.5% for the three months ended September 29, 2018, primarily due to favorable customer and product mix, manufacturing cost improvements and the impact of our adoption of ASC 842. Royalty and other revenue gross profit decreased by $8.3 million for the three months ended September 28, 2019 compared to the three months ended September 29, 2018, due to lower royalties from Medtronic as a result of the expiration of their obligation to pay us royalties after October 6, 2018.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended September 28, 2019 and September 29, 2018 were as follows (dollars in thousands):

Selling, General and Administrative
Three Months Ended September 28, 2019	Percentage of Net Revenues	Three Months Ended September 29, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$80,354	35.1%	$71,537	34.0%	$8,817	12.3%
Selling, general and administrative expenses increased $8.8 million, or 12.3%, for the three months ended September 28, 2019, compared to the three months ended September 29, 2018. This increase was primarily attributable to higher compensation-related costs of approximately $5.9 million, higher legal and professional fees of approximately $1.1 million, higher selling and marketing-related costs of approximately $0.8 million and higher acquisition and strategic investment related costs of approximately $0.7 million. Approximately $8.4 million and $6.0 million of stock-based compensation expense was included in selling, general and administrative expenses for the three months ended September 28, 2019 and September 29, 2018, respectively.
Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended September 28, 2019 and September 29, 2018 were as follows (dollars in thousands):

Research and Development
Three Months Ended September 28, 2019	Percentage of Net Revenues	Three Months Ended September 29, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$24,282	10.6%	$20,575	9.8%	$3,707	18.0%
Research and development expenses increased $3.7 million, or 18.0%, for the three months ended September 28, 2019, compared to the three months ended September 29, 2018, primarily due to higher compensation and other employee-related costs of approximately $2.6 million and higher engineering project expenses of approximately $0.3 million. Approximately $2.3 million and $1.6 million of stock-based compensation expense was included in research and development expenses for the three months ended September 28, 2019 and September 29, 2018, respectively.
Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating income for the three months ended September 28, 2019 and September 29, 2018 was as follows (dollars in thousands):

Non-operating Income
Three Months Ended September 28, 2019	Percentage of Net Revenues	Three Months Ended September 29, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$2,723	1.2%	$1,028	0.5%	$1,695	164.9%
Non-operating income increased by $1.7 million for the three months ended September 28, 2019, compared to the three months ended September 29, 2018. Non-operating income for the three months ended September 28, 2019 consisted primarily of approximately $3.6 million in net interest income, which was partially offset by approximately $0.9 million of net realized and unrealized losses on foreign currency denominated transactions. Non-operating income for the three months ended September 29, 2018 consisted primarily of approximately $2.3 million of net interest income, which was offset by approximately $1.3 million of net realized and unrealized losses on foreign currency denominated transactions.

Provision (Benefit) for Income Taxes. Our provision (benefit) for income taxes for the three months ended September 28, 2019 and September 29, 2018 was as follows (dollars in thousands):

Provision (Benefit) for Income Taxes
Three Months Ended September 28, 2019	Percentage of Net Revenues	Three Months Ended September 29, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$5,270	2.3%	$(7,457)	(3.5)%	$12,727	(170.7)%
For the three months ended September 28, 2019, we recorded a provision for income taxes of approximately $5.3 million, or an effective tax provision rate of 9.7%, as compared to a benefit for income taxes of approximately $7.5 million, or an effective tax benefit rate of 15.0%, for the three months ended September 29, 2018. The increase in our effective tax rate for the three months ended September 28, 2019 resulted primarily from a decrease in the amount of excess tax benefits realized from stock-based compensation pursuant to ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) of approximately $7.6 million compared to the three months ended September 29, 2018. Also contributing to the increase in our effective tax rate for the three months ended September 28, 2019 was a $4.0 million decrease in the amount of discrete tax benefits recognized for the derecognition of uncertain tax positions due to the expiration of the statutes of limitations as compared to the discrete tax benefit recognized for the three months ended September 29, 2018.
Comparison of the Nine Months ended September 28, 2019 to the Nine Months ended September 29, 2018
Revenue. Total revenue increased $55.2 million, or 8.7%, to $690.3 million for the nine months ended September 28, 2019 from $635.2 million for the nine months ended September 29, 2018. The following table details our total product revenues by the geographic area to which the products were shipped for each of the nine months ended September 28, 2019 and September 29, 2018 (dollars in thousands):

	Nine Months Ended
	September 28, 2019		September 29, 2018		Increase/ (Decrease)	Percentage Change
United States (U.S.)	$469,827	68.2%	$418,178	68.7%	$51,649	12.4%
Europe, Middle East and Africa	136,234	19.8	115,631	19.0	20,603	17.8
Asia and Australia	62,524	9.1	54,627	9.0	7,897	14.5
North and South America (excluding the U.S.)	20,389	2.9	20,025	3.3	364	1.8
Total product revenue	$688,974	100.0%	$608,461	100.0%	$80,513	13.2%
Royalty and other revenue	1,353		26,696		(25,343)	(94.9)
Total revenue	$690,327		$635,157		$55,170	8.7%
Product revenue increased $80.5 million, or 13.2%, to $689.0 million for the nine months ended September 28, 2019 from $608.5 million for the nine months ended September 29, 2018. This increase was primarily due to higher revenue from consumables, parameters and monitors, including approximately $7.1 million of net accelerated revenue pursuant to ASC 842. Partially offsetting these increases was the impact of approximately $6.1 million of unfavorable foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. During the nine months ended September 28, 2019, we shipped approximately 184,800 noninvasive technology boards and monitors, an increase of 13,400 units, or 7.8%, from 171,400 units shipped during the nine months ended September 29, 2018.
Product revenue generated through our direct and distribution sales channels increased $76.1 million, or 14.5%, to $601.3 million for the nine months ended September 28, 2019, compared to $525.2 million for the nine months ended September 29, 2018. Revenues from our OEM channel increased $4.4 million, or 5.2%, to $87.7 million for the nine months ended September 28, 2019 as compared to $83.3 million for the nine months ended September 29, 2018.
Royalty and other revenue decreased by $25.3 million for the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018, primarily due to lower royalties from Medtronic as a result of the expiration of their obligation to pay us royalties after October 6, 2018. We received our final royalty payment from Medtronic during the three months ended March 30, 2019.

Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the nine months ended September 28, 2019 and September 29, 2018 was as follows (dollars in thousands):

	Nine Months Ended
	September 28, 2019	Gross Profit Percentage	September 29, 2018	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product gross profit	$461,032	66.9%	$400,392	65.8%	$60,640	15.1%
Royalty and other revenue gross profit	1,217	89.9	26,169	98.0	(24,952)	(95.3)
Total gross profit	$462,249	67.0%	$426,561	67.2%	$35,688	8.4%
Cost of goods sold increased $19.5 million for the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018, primarily due to higher product sales volumes and a net increase in costs related to leased equipment pursuant to our recent adoption of ASC 842 of approximately $3.1 million, which was partially offset by lower costs of materials, increased leverage of our fixed production costs and lower inventory valuation reserves. Product gross margins increased to 66.9% for the nine months ended September 28, 2019 compared to 65.8% for the nine months ended September 29, 2018, primarily due to favorable customer and product mix, manufacturing cost improvements and lower inventory valuation reserves, which were partially offset by higher rainbow® royalty expenses and the impact of our adoption of ASC 842. Royalty and other revenue gross profit decreased by $25.0 million for the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018, primarily due to lower royalties from Medtronic as a result of the expiration of their obligation to pay us royalties after October 6, 2018.
Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 28, 2019 and September 29, 2018 were as follows (dollars in thousands):

Selling, General and Administrative
Nine Months Ended September 28, 2019	Percentage of Net Revenues	Nine Months Ended September 29, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$232,718	33.7%	$212,204	33.4%	$20,514	9.7%
Selling, general and administrative expenses increased $20.5 million, or 9.7%, for the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018. This increase was primarily attributable to higher compensation-related costs of approximately $14.7 million, higher selling and marketing-related costs of approximately $2.3 million, higher legal and professional fees of approximately $0.9 million, higher occupancy expense of approximately $0.9 million and higher acquisition and strategic investment related costs of approximately $1.5 million. Stock-based compensation expense of approximately $23.0 million and $15.3 million was included in selling, general and administrative expenses for the nine months ended September 28, 2019 and September 29, 2018, respectively.
Research and Development. Research and development expenses for the nine months ended September 28, 2019 and September 29, 2018 were as follows (dollars in thousands):

Research and Development
Nine Months Ended September 28, 2019	Percentage of Net Revenues	Nine Months Ended September 29, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$69,872	10.1%	$60,219	9.5%	$9,653	16.0%
Research and development expenses increased $9.7 million, or 16.0%, for the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018, primarily due to higher compensation-related costs of approximately $7.0 million, higher information technology and systems allocations of $0.8 million, higher occupancy costs of $0.7 million and higher engineering project expenses of approximately $0.6 million. Approximately $6.3 million and $4.1 million of stock-based compensation expense was included in research and development expenses for the nine months ended September 28, 2019 and September 29, 2018, respectively.

Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating income for the nine months ended September 28, 2019 and September 29, 2018 was as follows (dollars in thousands):

Non-operating Income
Nine Months Ended September 28, 2019	Percentage of Net Revenues	Nine Months Ended September 29, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$10,138	1.5%	$4,080	0.6%	$6,058	148.5%
Non-operating income increased by $6.1 million for the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018. Non-operating income for the nine months ended September 28, 2019 consisted primarily of approximately $10.5 million in net interest income. Non-operating income for the nine months ended September 29, 2018 consisted primarily of approximately $4.6 million in net interest income, approximately $0.8 million of net realized and unrealized gains on foreign currency denominated transactions and approximately $0.3 million of net unrealized gains on equity-based investments.
Provision for Income Taxes. Our provision for income taxes for the nine months ended September 28, 2019 and September 29, 2018 was as follows (dollars in thousands):

Provision for Income Taxes
Nine Months Ended September 28, 2019	Percentage of Net Revenues	Nine Months Ended September 29, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$26,502	3.8%	$11,609	1.8%	$14,893	128.3%
For the nine months ended September 28, 2019, we recorded a provision for income taxes of approximately $26.5 million, or an effective tax rate of 15.6%, as compared to a provision for income taxes of approximately $11.6 million, or an effective tax rate of 7.3%, for the nine months ended September 29, 2018. The increase in our tax rate for the nine months ended September 28, 2019 resulted primarily from a decrease in the amount of excess tax benefits realized from stock-based compensation pursuant to ASU 2016-09 of approximately $8.7 million as compared to the nine months ended September 29, 2018. Also contributing to the increase in our effective tax rate for the nine months ended September 28, 2019 was a $4.0 million decrease in the amount of discrete tax benefits recognized for the derecognition of uncertain tax positions due to the expiration of the statutes of limitations as compared to the discrete tax benefit recognized for the nine months ended September 29, 2018.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, short-term investments, future funds expected to be generated from operations and available borrowing capacity under our credit facility. At September 28, 2019, we had approximately $784.2 million in working capital, approximately $513.4 million in cash and cash equivalents, approximately $120.0 million in short-term investments and approximately $148.3 million of available borrowing capacity (net of outstanding letters of credit) under our credit facility. We carry short-term investments at cost, which approximates fair value.
As of September 28, 2019, we had cash totaling $98.8 million held outside of the U.S., all of which was accessible without additional tax cost. We currently have sufficient domestic funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our domestic operations.

Cash Flows
The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 28, 2019	September 29, 2018
Net cash provided by (used in):
Operating activities	$151,416	$176,305
Investing activities	(184,221)	(20,564)
Financing activities	(5,341)	23,651
Effect of foreign currency exchange rates on cash	(983)	(1,230)
Increase (decrease) in cash, cash equivalents and restricted cash	$(39,129)	$178,162
Operating Activities. Cash provided by operating activities was approximately $151.4 million for the nine months ended September 28, 2019, generated primarily from net income from operations of $143.3 million. Non-cash activity included stock-based compensation of $29.6 million and depreciation and amortization of $17.6 million. Additional sources of cash included a decrease in deferred costs and other contract assets of approximately $8.9 million, an increase in deferred revenue and other contract-related liabilities of approximately $6.8 million and an increase in income tax payable of $3.4 million, primarily due to the timing of payments. These sources of cash were partially offset by other changes in operating assets and liabilities, including an increase in accounts receivable of approximately $21.7 million, primarily due to the timing of cash receipts; an increase in inventory of approximately $15.2 million; and increases in other current assets and lease receivable of approximately $12.1 million and $9.4 million, respectively, primarily due to the timing of payments.
For the nine months ended September 29, 2018, cash provided by operating activities was approximately $176.3 million, generated primarily from net income from operations of $146.6 million. Non-cash activity included stock-based compensation of $19.7 million, depreciation and amortization of $16.0 million and a decrease in deferred taxes of $6.7 million. Additional sources of cash included a decrease in accounts receivable of $17.4 million, primarily due to the timing of cash receipts; increases in accrued liabilities and accounts payable of $5.7 million and $4.1 million, respectively, primarily due to the timing of payments; and an increase in deferred revenue and other contract-related liabilities of $4.0 million. These sources of cash were partially offset by other changes in operating assets and liabilities, including an increase in prepaid income taxes of $11.9 million and a decrease in long-term income taxes payable of $2.3 million, primarily due to the timing of payments, an increase in deferred costs and other contract assets of $10.4 million; an increase in other current assets of $3.7 million; and a decrease in unrecognized taxed benefits of $3.4 million.
Investing Activities. Cash used in investing activities for the nine months ended September 28, 2019 was approximately $184.2 million, consisting primarily of approximately $120.0 million for purchases of short-term investments, approximately $56.1 million for purchases of property and equipment, approximately $5.2 million for purchases of strategic investments and approximately $3.0 million of capitalized intangible asset costs related primarily to patent and trademark costs. For the nine months ended September 29, 2018, cash used in investing activities was approximately $20.6 million, consisting of approximately $12.3 million for purchases of property and equipment, $4.0 million for a business combination, net of cash acquired, and capitalized intangible asset costs of $4.7 million, related primarily to patent and trademark costs.
Financing Activities. Cash used in financing activities for the nine months ended September 28, 2019 was approximately $5.3 million, consisting primarily by repurchases of our common stock of approximately $27.9 million, which was partially offset by proceeds from the issuance of common stock related to employee equity awards of approximately $22.7 million. For the nine months ended September 29, 2018, cash used in financing activities was approximately $23.7 million, driven primarily by settlement proceeds from the issuance of common stock related to employee equity awards of approximately $42.3 million, which were partially offset by settlements of common stock repurchase transactions totaling approximately $18.5 million.
Capital Resources and Prospective Capital Requirements
We expect to fund our future operating, investing and financing activities through our available cash and short-term investments, future cash from operations, our credit facility and other potential sources of capital. In addition to funding our working capital requirements, we anticipate additional capital expenditures during fiscal year 2019, primarily related to investments in infrastructure growth. Possible additional uses of cash may include acquisitions of and/or strategic investments in technologies or technology companies, investments in property and equipment and repurchases of common stock under our authorized stock repurchase program.

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
Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we engaged in these relationships. As of September 28, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
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
Effective December 30, 2018, we adopted ASC 842, the new accounting standard governing leases. See Note 2 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our adoption of this new accounting standard. For a description of our updated accounting policies related to “Revenue Recognition” and “Lessee ROU Assets and Lease Liabilities” following our adoption of ASC 842, please refer to “Critical Accounting Estimates” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2019, which was filed with the SEC on July 31, 2019.
There have been no material changes to any of our other critical accounting policies during the nine months ended September 28, 2019. For a description of these critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, which was filed with the SEC on February 26, 2019.
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

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash, cash equivalents and short-term investments, as well as the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. We do not believe our cash, cash equivalents, and short-term investments are subject to significant interest rate risk due to their short term maturities. As of September 28, 2019, the carrying value of our cash equivalents and short-term investments approximated fair value. We currently do not have any significant risks associated with interest rates fluctuations related to interest expense. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Therefore, declines in interest rates over time will reduce our interest income while increases in interest rates will increase our interest income. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments and interest by approximately $0.1 million for each $10.0 million in interest-bearing investments.
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
Our primary foreign currency exchange rate exposures are with the Euro, Japanese Yen, Swedish Krona, Canadian Dollar, British Pound and Mexican Peso against the U.S. Dollar. Foreign currency exchange rates have experienced significant movements in recent years, and such volatility may continue in the future. During the nine months ended September 28, 2019, we estimate that changes in the exchange rates of the U.S. Dollar, primarily with respect to the Euro and Australian Dollar, negatively impacted our revenues by $6.1 million when compared to foreign exchange rates from the prior year period. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of September 28, 2019 would have resulted in an estimated reduction of $10.9 million in reported pre-tax income for the nine months ended September 28, 2019. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
During the quarter ended September 28, 2019, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are highly dependent upon the continued success and market acceptance of our proprietary Masimo SET® and Masimo rainbow SET™ technologies that serves as the basis of our primary product offerings. Continued market acceptance of products incorporating these technologies will depend upon us continuing to provide evidence to the medical community that our products are cost-effective and offer significantly improved performance compared to conventional pulse oximeters. Healthcare providers that currently have significant investments in competitive pulse oximetry products may be reluctant to purchase our products. If hospitals and other healthcare providers do not believe our Masimo SET® and Masimo rainbow SET™ platforms are cost-effective, safe or more accurate or reliable than competitive pulse oximetry products, they may not buy our products in sufficient quantities to enable us to generate revenue growth from the sale of these products. In addition, allegations regarding the safety and effectiveness of our products, whether or not substantiated, may impair or impede the acceptance of our products.
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
The degree of market acceptance of these products will depend on a number of factors, including:

•	perceived clinical benefits from our products;

•	perceived cost effectiveness of our products;

•	perceived safety and effectiveness of our products;

•	reimbursement available through government and private healthcare programs for using some of our products; and

•	introduction and acceptance of competing products or technologies.
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
The medical device industry is intensely competitive and is significantly affected by new product introductions and other market activities of industry participants. A number of our competitors have substantially greater capital resources, larger product portfolios, larger customer bases, larger sales forces and greater geographic presence, have established stronger reputations with specific customers, and have built relationships with Group Purchasing Organizations and other hospital purchasing groups (collectively, GPOs) that may be more effective than ours. Our Masimo SET® platform faces additional competition from companies developing products for use with third-party monitoring systems, as well as from companies that currently market their own pulse oximetry monitors. In addition, competitors with larger product portfolios than ours are engaging in bundling practices, whereby they offer increased discounts to hospitals that purchase their requirements for a variety of different products from the competitor, including products that we do not offer, effectively pricing their competing products at a loss.
Continuing technological advances and new product introductions within the medical device industry place our products at risk of obsolescence. Our long-term success depends upon the development and successful commercialization of new products, new or improved technologies and additional applications for our existing technologies. The research and development process is time-consuming and costly and may not result in products or applications that we can successfully commercialize. In particular, we may not be able to successfully commercialize our products for applications other than arterial blood oxygen saturation and pulse rate monitoring, such as for respiration rate, hemoglobin, carboxyhemoglobin and methemoglobin monitoring.
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
These negotiated prices are made available to a GPO’s members. If we are not one of the providers selected by a GPO, the GPO’s members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. Shipments of our pulse oximetry products to customers that are members of GPOs represent more than 80% of our U.S. product sales. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
Inadequate levels of coverage or reimbursement from governmental or other third-party payers for our products, or for procedures using our products, may cause our revenue to decline.
Sales of our products depend in part on the reimbursement and coverage policies of governmental and private healthcare payers. The lack of adequate coverage and reimbursement for our products or the procedures in which our products are used may deter customers from purchasing our products.
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
We do not control payer decision-making with respect to coverage and payment levels for our products. Additionally, we expect many payers to continue to explore cost-containment strategies (e.g., comparative and cost-effectiveness analyses, so-called “pay-for-performance” programs implemented by various public government healthcare programs and private third-party payers, and expansion of payment bundling initiatives, and other such methods that shift medical cost risk to providers) that may potentially impact coverage and/or payment levels for our current products or products we develop in the future.

Outside of the U.S., reimbursement systems vary by country. These systems are often subject to the same pressures to curb rising healthcare costs and control healthcare expenditures as those in the U.S. In addition, as economies of emerging markets develop, these countries may implement changes in their healthcare delivery and payment systems. If adequate levels of reimbursement from third-party payers outside of the U.S. are not obtained, sales of our products outside of the U.S. may be adversely affected.
*Consolidation in the healthcare industry could lead to demands for price concessions or to the exclusion of existing market participants from certain markets, which could have an adverse effect on our business, results of operations or financial condition.
Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms initiated by legislators, regulators and third-party payers to curb these costs have resulted in a consolidation trend in the healthcare industry to aggregate purchasing power. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and will continue to become more intense. This has resulted in, and will likely continue to result in, greater pricing pressures and the exclusion of certain existing market participants from important market segments as GPOs, independent delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions for hospitals.
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
We have a concentration of OEM, distribution and direct customers. For example, sales to two just-in-time distributors each represented more than 10% of our product sales for the nine months ended September 28, 2019. We cannot provide any assurance that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results.
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

Our royalty and other revenue has historically consisted primarily of royalties received from Medtronic plc (Medtronic) related to its U.S. sales, and more recently, revenue from non-recurring engineering (NRE) services for a certain OEM customer. However, effective October 6, 2018, Medtronic was no longer required to pay royalties to us. In addition, we have completed the majority of our contracted NRE services. We do not expect to replace this royalty and NRE services revenue with revenue from other sources, and such loss of revenue will have an adverse effect on our future results of operations.
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
Even though 510(k) clearances have been obtained, if safety or effectiveness problems are identified with our pulse oximeters incorporating Masimo SET® and licensed rainbow® technology, patient monitor devices, sensors, cables and other products, we may need to initiate a recall of such devices. Furthermore, our new products or significantly modified marketed products could be denied 510(k) clearance and be required to undergo the more burdensome PMA or de novo review processes. The process of obtaining a de novo classification or PMA approval is much more costly, lengthy and uncertain than the process for obtaining 510(k) clearance. De novo classification generally takes six months to one year from the time of submission of the de novo request, although it can take longer. Approval of a PMA generally takes one year from the time of submission of the PMA, but may be longer.
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
Our products, along with the manufacturing processes, labeling and promotional activities for our products, are subject to continual review and periodic inspections by the FDA and other regulatory bodies. Among other requirements, we and certain of our suppliers are required to comply with the FDA’s Quality System Regulation (QSR), which governs the methods and documentation of the design, control testing, production, component suppliers control, quality assurance, complaint handling, labeling control, packaging, storage and shipping of our products. The FDA enforces the QSR through announced and unannounced inspections. We are also subject to similar state requirements and licenses.
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
Certain U.S. laws, such as the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), govern the transmission, security and privacy of individually identifiable information that we may obtain or have access to in connection with the operation of our business, including the conduct of clinical research trials or other research studies that may provide us with access to sensitive health and other personal information. We may be required to make costly system modifications to comply with these data privacy and security requirements. In addition, if we do not properly comply with applicable laws and regulations related to the protection of this information, we could be subject to criminal or civil sanctions. In June of 2018, the State of California legislature passed the California Consumer Privacy Act of 2018 (CCPA), which will become effective on January 1, 2020. The CCPA will require us to make new disclosures to consumers about our data collection, use and sharing practices. The CCPA also allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches with the possibility of significant statutory damage awards as well as injunctive or declaratory relief if there has been unauthorized access, theft or disclosure of personal information due to failure to implement reasonable security procedures. The impact of the CCPA on our business is yet to be determined, but it could result in increased operating expenses as well as additional exposure to the risk of litigation by or on behalf of consumers. The CCPA is the most comprehensive data privacy regulation to date in the United States, and could be the precursor to other similar legislation in other states or at the federal level. Internationally, the General Data Protection Regulation (GDPR) has recently taken effect in the European Economic Area (EEA) and many EEA jurisdictions have also adopted their own data privacy and protection laws in addition to the GDPR. Furthermore, other international jurisdictions, including Singapore, South Korea, China, Brazil, Mexico and Australia, have also implemented laws relating to data privacy and protection. Although we believe that we are complying with the GDPR and similar laws, these laws are still relatively new. Therefore, as international data privacy and protection laws continue to evolve, and as new regulations, interpretive guidance and enforcement information become available, we may incur incremental costs to modify our business practices to comply with these requirements. In addition, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents.
Violations of these laws, or allegations of such violations, could subject us to monetary and non-monetary penalties for noncompliance, disrupt our operations, involve significant management distraction and result in a material adverse effect on our business, financial condition and results of operations.
*We may be subject to or otherwise affected by federal and state healthcare laws, including fraud and abuse laws, and could face substantial penalties if we are unable to fully comply with these laws.
Healthcare fraud and abuse laws potentially applicable to our operations include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any bribe, kickback or other remuneration intended to induce the purchase, order or recommendation of an item or service reimbursable under a federal healthcare program (such as the Medicare or Medicaid programs);

•
the federal False Claims Act and other federal laws which prohibit, among other things, knowingly and willfully presenting, or causing to be presented, claims for payment from Medicare, Medicaid, other government payers or other third-party payers that are false or fraudulent;

•
the Physician Payments Sunshine Act (Sunshine Act), which requires medical device companies to track and publicly report, with limited exceptions, all payments and transfers of value to physicians and teaching hospitals in the U.S; and

•
state laws analogous to each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by governmental programs and non-governmental third-party payers, including commercial insurers.

If we are found to have violated any such laws or other similar governmental regulations, including their foreign counterparts, that are directly or indirectly applicable to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion of our products from reimbursement under Medicare, Medicaid and other federal healthcare programs, and the curtailment or restructuring of our operations. Any penalties could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against such action, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
*Legislative and regulatory changes in the healthcare industry could have a negative impact on our financial performance. Furthermore, our business, financial condition, results of operations and cash flows could be significantly and adversely affected by healthcare reform legislation in the U.S. or in our key international markets.
Changes in the healthcare industry in the U.S. and abroad could adversely affect the demand for our products and the way in which we conduct our business. For example, the Patient Protection and Affordable Care Act (the ACA), enacted in 2010, required most individuals to have health insurance, established new regulations on health plans, created insurance-pooling mechanisms and reduced Medicare spending on services provided by hospitals and other providers. The ACA also imposed significant new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales, as well as related compliance and reporting obligations. This medical device excise tax (MDET) has been temporarily suspended by Congress on a number of occasions, and most recently through December 31, 2019. The MDET may be reimposed on medical device makers beginning on January 1, 2020 if such suspension is not re-extended or the MDET is not permanently repealed.
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
Our medical devices and business activities are subject to rigorous regulation by the FDA and other federal, state and international governmental authorities. These authorities and members of Congress have been increasing their scrutiny over the medical device industry. In recent years, Congress, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, and the Department of Defense have issued subpoenas and other requests for information to medical device manufacturers, primarily related to financial arrangements with healthcare providers, regulatory compliance and marketing and product promotional practices. Furthermore, certain state governments have enacted legislation to limit and/or increase transparency of interactions with healthcare providers, pursuant to which we are required by law to disclose payments and other transfers of value to healthcare providers licensed by certain states.
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

*We may experience significant fluctuations in our periodic financial results and may not maintain our current levels of profitability in the future.
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
We are also unable to predict how future economic conditions will affect our critical customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our results of operations or financial condition. Our expense levels are based, in part, on our expectations regarding future revenue levels and are relatively fixed in the short term. As a result, if our revenue for a particular period was below our expectations, we would not be able to proportionately reduce our operating expenses for that period. Any revenue shortfall would have a disproportionately negative effect on our operating results for the period.
In addition, the methods, estimates and judgments that we use in applying our accounting policies are, by their nature, are subject to substantial risks, uncertainties and assumptions. Factors may arise over time that lead us to change our methods, estimates and judgments, the impact of which could significantly affect our results of operations. See “Critical Accounting Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC on February 26, 2019 and “Critical Accounting Policies and Estimates” contained in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information about these methods, estimates and judgments.
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
The U.S. government has recently initiated substantial changes in U.S. trade policy and U.S. trade agreements, including the initiation of tariffs on certain foreign goods. In response to these tariffs, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. In addition, the U.S. is negotiating or has entered into new trade agreements that could adversely affect us, including the United States-Mexico-Canada Agreement, which if ratified by each member country’s legislature, would replace the North American Free Trade Agreement. A trade war, trade barriers or other governmental actions related to tariffs, international trade agreements, import or export restrictions or other trade policies could adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, therefore, adversely affect our business, financial condition and results of operations.
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
The balance sheets of our foreign subsidiaries, whose functional currency is not the U.S. Dollar, are translated into U.S. Dollars at the rate of exchange at the balance sheet date and the statements of operations and cash flows are translated into U.S. Dollars using an approximation of the average monthly exchange rates applicable during the period. Any foreign currency exchange gain or loss as a result of translating the balance sheets of our foreign subsidiaries whose functional currency is not the U.S. Dollar is included in equity as a component of accumulated other comprehensive income (loss).
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
Our global manufacturing and distribution are dependent upon our manufacturing facilities in Mexico, and the expedient importation of raw materials and exportation of finished goods between the U.S. and Mexico. Undue delays and/or closures of the proximal cross-border transit facilities, or any restrictions by the U.S. federal administration related to the movement of goods across the U.S. and Mexico border, may adversely affect our ability to fulfill orders and supply our healthcare provider customers with essential replenishment supplies, as well as adversely impact our business, operating results and financial condition.
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
We depend on certain sole or limited source suppliers for certain key materials and components, including digital signal processor chips and analog-to-digital converter chips, for our noninvasive patient monitoring solutions. Manufacturing problems may occur related to these and other outside sources if these suppliers fail to develop and ship products and components to us on a timely basis, or provide us with products and components that do not meet our quality standards and required quantities.
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
*Future strategic initiatives, including acquisitions of businesses and strategic investments, could negatively affect our business, financial condition and results of operations if we fail to integrate the acquired businesses successfully into our existing operations or achieve the desired results of our investment.
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
Further, our ability to benefit from future acquisitions and/or external strategic investments depends on our ability to successfully conduct due diligence, negotiate acceptable terms, evaluate prospective opportunities and bring acquired technologies and/or products to market at acceptable margins and operating expense levels. Our failure in any of these tasks could result in unforeseen liabilities associated with an acquired company, acquiring a company on unfavorable terms or selecting and eventually acquiring a suboptimal acquisition target.

We may also discover deficiencies in internal controls, data adequacy and integrity, product quality, regulatory compliance, product liabilities or other undisclosed liabilities that we did not uncover prior to our acquisition or investment, which could result in us becoming subject to penalties, other liabilities or asset impairments. In addition, if we do not achieve the anticipated benefits of an acquisition or other external investment as rapidly as expected, or at all, investors or analysts may downgrade our stock.
We also expect to continue to carry out internal strategic initiatives that we believe are necessary to grow our revenues and expand our business, both in the U.S. and abroad. For example, we have continued to invest in international expansion programs designed to increase our worldwide presence and take advantage of market expansion opportunities around the world. Although we believe our investments in these initiatives continue to be in the long-term best interests of Masimo and our stockholders, there are no assurances that such initiatives will yield favorable results for us. Accordingly, if these initiatives are not successful, our business, financial condition and results of operations could be adversely affected.
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
In addition, under our Credit Facility, we are required to satisfy and maintain specified financial ratios and other affirmative covenants. Our ability to meet those financial ratios and affirmative covenants could be affected by events beyond our control and, therefore, we cannot be assured that we will be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under our Credit Facility. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the Credit Facility immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. As of September 28, 2019, we had no outstanding draws and $1.7 million of outstanding letters of credit under our Credit Facility and were in compliance with all applicable covenants. See Note 15 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our Credit Facility.
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
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $102.78 to $159.87 per share from December 29, 2018 to September 28, 2019. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors. In addition to the other risk factors previously discussed in this Quarterly Report on Form 10-Q, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:

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
As of September 28, 2019, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 11.1% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock.
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
As of September 28, 2019, approximately 10.9 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 5.3 million shares were subject to options outstanding at such date at a weighted-average exercise price of $52.18 per share, approximately 2.8 million shares were subject to outstanding RSUs, approximately 0.4 million shares were subject to outstanding PSUs and approximately 2.4 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 24 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution. We rely on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.
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
Provisions in our amended and restated certificate of incorporation and second amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our amended and restated certificate of incorporation authorizes our Board to issue up to 5.0 million shares of “blank check” preferred stock. As a result, without further stockholder approval, our Board has the authority to attach special rights, including voting and dividend rights, to this preferred stock, including pursuant to a stockholder rights plan. With these rights, preferred stockholders could make it more difficult for a third-party to acquire us. In addition, our amended and restated certificate of incorporation provides for a staggered board of directors, whereby directors serve for three year terms, with one-third of the directors coming up for reelection each year. A staggered Board will make it more difficult for a third-party to obtain control of our Board through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our Board.
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

Our second amended and restated bylaws provide that the state or federal courts located within the State of Delaware are the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our second amended and restated bylaws provide that the state or federal courts located within the State of Delaware are the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees or stockholders to our stockholders, (iii) any action asserting a claim against us arising pursuant to the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation or our second amended and restated bylaws or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine; however, any action asserting claims under the Securities Act of 1933, as amended, may be brought in state or federal court, subject to applicable law. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees or stockholders, which may discourage such lawsuits against us and our directors, officers and other employees or stockholders. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provision in our second amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases and Withholdings of Equity Securities
During the three months ended September 28, 2019, we effected stock repurchases pursuant to our 2018 Repurchase Program. In addition, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of performance share units by withholding a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the tax withholding obligations from the shares of our common stock being issued in connection with such award.
Shares repurchased by us or withheld to satisfy tax withholding obligations during each fiscal month of the quarter ended September 28, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
June 30, 2019 to July 27, 2019	—	$—	—	4,792,184
July 28, 2019 to August 24, 2019	—	—	—	4,792,184
August 25, 2019 to September 28, 2019	500	139.91	208,316	4,791,684
Total	500	$139.91	208,316	4,791,684
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

During the nine months ended September 28, 2019, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of performance share units by withholding shares of our common stock, with an aggregate fair market value on the date of vesting equal to the tax withholding obligations, from the shares of our common stock actually issued in connection with such award. Shares withheld to satisfy tax withholding obligations for the three and nine months ended September 28, 2019 and September 29, 2018 were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29 2018	September 28, 2019	September 29, 2018
Shares withheld	—	—	1	2
Average cost per share	$—	$—	$105.52	$86.08
Value of shares withheld	$—	$—	$123	$168

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)
3.2	(2)	Second Amended and Restated Bylaws adopted on October 24, 2019 (Exhibit 3.1)
4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)
4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999, between Masimo Corporation and certain of its stockholders (Exhibit 4.2)
4.3#	(3)	Masimo Retirement Savings Plan (Exhibit 4.7)
31.1*		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*		Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*		Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*		XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 28, 2019 and December 29, 2018, (ii) Condensed Consolidated Statements of Income for the nine months ended September 28, 2019 and September 29, 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 28, 2019 and September 29, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 28, 2019 and September 29, 2018, and (v) Notes to Condensed Consolidated Financial Statements.
 _____________________________

(1)
Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (No. 333-142171), originally filed on April 17, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form S-1, as amended.

(2)
Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on October 30, 2019. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

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

MASIMO CORPORATION

Date: October 30, 2019	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: October 30, 2019	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer