Form 10-K
period 2019-12-28
MASIMO CORP
filed 2020-02-19
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number 001-33642
________________________________________________
MASIMO CORPORATION
(Exact name of registrant as specified in its charter)
_________________________________________________________

DE						33-0368882
(State or Other Jurisdiction of Incorporation or Organization)						(I.R.S. Employer Identification Number)
52 Discovery	Irvine	,	CA			92618
(Address of principal executive offices)						(Zip Code)
				(949)	297-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class:				Trading symbol:		Name of each exchange on which registered:
Common Stock, par value $0.001				MASI		The Nasdaq Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act:					None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.							☒	Yes	☐	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.							☐	Yes	☒	No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
							☒	Yes	☐	No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
							☒	Yes	☐	No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒					Accelerated filer	☐
Non-accelerated filer	☐					Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)							☐	Yes	☒	No
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Global Select Market, was approximately $6.8 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. At January 25, 2020, the registrant had 53,793,530 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the registrant’s proxy statement for the registrant’s 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

MASIMO CORPORATION
FISCAL YEAR 2019 FORM 10-K ANNUAL REPORT

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
Overview
We are a global medical technology company that develops, manufactures and markets a variety of noninvasive monitoring technologies and hospital automation solutions. Our mission is to improve patient outcomes and reduce the cost of patient care. We provide our products to hospitals, emergency medical service (EMS) providers, home care providers, long-term care facilities, physician offices, veterinarians and consumers through our direct sales force, distributors and original equipment manufacturers (OEM) partners to hospitals, EMS providers, home care providers, long-term care facilities, physician offices, veterinarians and consumers. We were incorporated in California in May 1989 and reincorporated in Delaware in May 1996.
Our core business is Measure-through Motion and Low Perfusion™  pulse oximetry, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry. Our product offerings have expanded significantly over the years to also include noninvasive monitoring of blood constituents with an optical signature, optical regional oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring and optical exhaled gas monitoring. In addition, we have developed the Root® patient monitoring and connectivity platform, the Radical-7® and Rad-97® bedside and portable patient monitors, the Radius-7® wearable wireless patient monitor and Radius PPG™, a wearable single patient use pulse oximeter sensor that, in conjunction with Masimo SET® or rainbow SET® products or smart devices, can provide continuous pulse oximetry monitoring. We have also developed the Masimo Patient SafetyNet™(1) supplemental remote patient surveillance and monitoring system, which currently allows up to 200 patients to be monitored and viewed simultaneously and remotely through a PC-based monitor or by care providers through their pagers, voice-over-IP phones or smartphones. Other hospital automation and connectivity solutions that we have developed include Iris® and Iris Gateway®, which allow the transfer of data from Masimo and third-party devices to hospital electronic medical records; UniView™, which provides an integrated display of real-time data from Masimo and third-party devices; and Replica™, which allows the same information to be viewed anywhere where smart devices are connected to the internet.
Our solutions and related products are based upon our proprietary Masimo SET® and rainbow® algorithms. These technologies are incorporated into a variety of product platforms designed to meet our customers’ needs. In addition, we provide our technologies to OEMs in a form factor that is easy to integrate into their patient monitors, defibrillators, infant incubators and other devices.
___________________________
(1) The use of the trademark Patient SafetyNet™ is under license from the University HealthSystem Consortium.

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
The performance of Masimo SET® pulse oximetry has been evaluated in more than 100 independent studies and thousands of clinical evaluations. We believe that Masimo SET® is trusted by clinicians to safely monitor in excess of approximately 100 million patients each year and has been chosen as the primary pulse oximeter technology used by nine of the top ten hospitals according to the 2019-2020 U.S. News & World Report Best Hospitals Honor Roll. Compared to conventional pulse oximeters, during patient motion and low perfusion, Masimo SET® provides measurements when other pulse oximeters cannot, significantly reduces false alarms (improved specificity), and accurately detects true alarms (improved sensitivity). Clinical studies have shown that the use of Masimo SET® pulse oximetry, in conjunction with modified clinical protocols, has helped clinicians reduce ROP in neonates and improve screening for newborns with critical congenital heart disease (CCHD). Clinical studies have also shown a reduction in rapid response activations and ICU transfers when Masimo SET® is used to continuously monitor patients on general wards. Additionally, researchers have found that the use of Masimo SET® is associated with reduced ventilator weaning time and arterial blood gas measurements in the ICU.
Our pulse oximetry technology is contained on a circuit board which can be placed inside a standalone pulse oximetry monitor, placed inside OEM multiparameter monitors, or included as part of an external “Board-in-Cable” solution that is plugged into a port on an OEM or other device. All of these solutions use our proprietary single-patient-use or reusable sensors and cables. We sell our products to end-users through our direct sales force and through certain distributors, as well as to our OEM partners, for incorporation into their products. In 2013, we also began selling our pulse oximetry products in the consumer market.
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
Masimo rainbow SET® Platform
Since introducing Masimo SET®, we have continued to innovate by introducing noninvasive measurements that go beyond arterial blood oxygen saturation and pulse rate. Our Masimo rainbow SET® platform leverages our Masimo SET® technology and incorporates licensed rainbow® technology to enable real-time monitoring of additional noninvasive measurements. Our rainbow SET® platform includes our rainbow SET® Pulse CO-Oximetry products, which we believe are the first devices cleared by the FDA to noninvasively and continuously monitor additional hemoglobin species that were previously only measurable using intermittent invasive procedures using multiple wavelengths of light.

In addition to SpO2, PR, perfusion index (Pi), Pleth Variability Index (PVi®) and respiration rate from the pleth (RRp®), rainbow® Pulse CO-Oximetry has the unique ability to measure and distinguish oxygenated hemoglobins from the dyshemoglobins that are incapable of transporting oxygen, carboxyhemoglobin (SpCO®) and methemoglobin (SpMet®). Besides the ability to measure SpCO® and SpMet®, the Masimo rainbow SET® platform also allows for the noninvasive and continuous monitoring of total hemoglobin concentration (SpHb®) as well as the monitoring of arterial oxygen saturation, in the presence of carboxyhemoglobin and methemoglobin, known as fractional arterial oxygen saturation (SpfO2™). Additionally, the rainbow SET® platform also allows for the calculation of Oxygen Content (SpOC™) and Oxygen Reserve Index™ (ORi™). RRp®, SpfO2™ and ORi™ have received CE Marking, but are not currently available for sale in the U.S.
We believe that Masimo rainbow® Pulse CO-Oximetry products will become widely adopted for the noninvasive monitoring of these measurements in the future. We also believe that the addition of acoustic respiration rate (RRa®), using our rainbow Acoustic Monitoring® technology, will strengthen the clinical demand for noninvasive and continuous monitoring using our rainbow® platform, especially in the growing general floor market.
Products with our MX circuit board contain our Masimo SET® pulse oximetry technology as well as circuitry to support rainbow® measurements. At the time of purchase, or at any time in the future, our customers and our OEMs’ customers have the option of purchasing additional rainbow® software measurements, which allow such customers to incrementally expand their patient monitoring systems with a cost-effective solution. To date, over thirty-nine companies have released rainbow SET® equipped products or announced rainbow® integration plans.
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
Other Noninvasive Measurements
Following the introduction of our rainbow SET® platform, we have continued to expand our technology offerings by introducing additional noninvasive measurements and technologies to create new market opportunities in both hospital and non-hospital care settings.
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
SedLine® brain function monitoring technology is available on Root® through the use of a Masimo Open Connect® (MOC-9®) connectivity port. The Root® patient monitoring and connectivity platform integrates rainbow® and SET® measurements with measurement technologies, such as SedLine®.
NomoLine® Capnography and Gas Monitoring
We offer a portfolio of capnography and gas monitoring products ranging from external “plug-in-and-measure” capnography and gas analyzers, integrated modules, handheld capnograph and capnometer devices, and capnography sampling lines. Our NomoLine® capnography sampling lines are available in more than 40 configurations of airway adapter sets and cannulas for use in a variety of clinical scenarios on both intubated and non-intubated adult, pediatric, infant and neonatal patients, in both low and high humidity configurations, facilitating easy to use sidestream capnography and gas monitoring. These products have the ability to measure multiple expired gases, such as carbon dioxide (CO2), nitrous oxide (N2O), oxygen (O2) and other anesthetic agents. In addition, respiration rate is calculated from the CO2 waveform. These measurements are possible through either mainstream monitoring, which samples gases from a ventilated patient’s breathing circuit, or sidestream monitoring, which samples gases from a breathing circuit in mechanically ventilated patients or through a cannula or mask in spontaneously breathing patients. These capnography and gas measurements are standard-of-care in many hospital environments, such as operating rooms and ICUs, during procedural sedation. NomoLine® capnography sampling lines have received FDA 510(k) clearance.

O3® Organ Oximetry
O3® organ or regional oximetry, also known as tissue or cerebral oximetry, uses near-infrared spectroscopy (NIRS) to provide continuous measurement of tissue oxygen saturation (rSO2) to help detect regional hypoxemia, or oxygen deficits in specific tissues such as the brain, that pulse oximetry alone cannot detect under certain conditions. In addition, O3® sensors, in conjunction with our Root® monitor, can automate the differential analysis of regional to central oxygen saturation derived from SET® pulse oximeters. O3® monitoring involves applying O3® regional oximetry sensors to the forehead and connecting the O3® MOC-9® module to a Root® monitor through one of its three MOC-9® ports. O3® regional oximetry has received CE Mark and FDA 510(k) clearance for use in adult and pediatric patients. In June 2019, we announced FDA 510(k) clearance for use of O3® in infant and neonatal patients.
Hospital Automation and Other Technologies
Patient SafetyNet™
Patient SafetyNet™, our patient surveillance, remote monitoring and clinician notification solution, works in concert with our bedside and ambulatory monitoring devices to facilitate the supplemental monitoring of the oxygen saturation, pulse rate, perfusion index, hemoglobin, methemoglobin, and respiration rate of up to 200 patients simultaneously from a single server. Patient SafetyNet™ offers an intuitive and powerful user interface with trending, real-time waveform capability at a central station, as well as remote clinician notification via pager, voice-over-IP phone or smart-phones. Patient SafetyNet™ also features an Adaptive Connectivity Engine™ (ACE™) that enables two-way, HL-7 based connectivity to clinical/hospital information systems. The ACE™ significantly reduces the time and complexity to integrate and validate custom HL-7 implementations, and demonstrates our commitment to innovation that automates patient care with open, scalable, and standards-based connectivity architecture.
Patient SafetyNet™ Series 5000, along with Iris® Connectivity, Iris Gateway®, Kite®, UniView™ and MyView® through the Root® patient monitoring and connectivity platform, offers a new level of interoperability designed to enhance clinician workflows and reduce the cost of care in a variety of hospital settings, including operating rooms and the general care floors. Patient SafetyNet™ Series 5000 with Iris® enables Root® to assimilate data from all devices connected to the patient, thereby acting as a comprehensive in-room patient monitor and connectivity hub. Alarms and alerts for all devices are seamlessly forwarded to the patient’s clinician and device data can be transferred to the patient’s electronic medical record (EMR). The patient-centric user interface of the Patient SafetyNet™ Series 5000 displays near real-time data from all devices with Kite®, providing a single unified dashboard of patient information. To simplify documentation of patient data, Root® enables clinicians to easily verify and send patient vitals and Early Warning Scores (EWS), as well as all connected medical device information data, to the EMR directly from Root®. An interface between the Patient SafetyNet™ Series 5000 and the hospital admission, discharge and transfer (ADT) system allows clinicians to receive ADT information on Root® for positive patient identification at the bedside. Clinicians can also manually enter additional data on the Root® device, including temperature, blood pressure, level of consciousness, pain score and urine output.
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
MyView®
MyView® is a wireless, presence-detection system that enables the display of customized clinical profiles on Masimo devices, such as Root®, Radical-7® and the Patient SafetyNet™ View Station. When a clinician approaches the device, a clinician-worn MyView® badge signals the device to display a preselected set of parameters and waveforms tailored to the individual clinician’s preferences. MyView® gives clinicians the ability to receive and review medical device information in a manner that is most conducive to optimizing their workflow, while the presence mapping data collected by all the Masimo devices can provide insight into how clinicians spend time with patients. This provides nursing leadership and management the opportunity to examine analytical data on patient-clinician interactions and optimize workflows across the unit, hospital and hospital system.

Patient SafetyNet™ Surveillance
Patient SafetyNet™ Surveillance is a software option that provides real-time video images of a patient’s room, including the patient and connected monitoring devices, adding existing communication technology to central monitoring. Two-way audio is available to allow the caregiver to listen to and communicate with the patient. The system utilizes the existing hospital information technology network, precluding the installation of additional infrastructure.
Trace™
Trace™ is a patient data visualization and reporting software designed for Masimo Root® and Radical-7® monitors. Trace™ is the first data visualization and reporting software compatible with the full capabilities of the Masimo Root® Patient Monitoring and Connectivity Platform, including Radical-7® and Radius-7® Pulse CO-Oximeters®, Root® with integrated noninvasive blood pressure and temperature, and connected MOC-9® modules such as SedLine® brain function monitoring, NomoLine® capnography and O3® regional oximetry.
Third-Party Device Connectivity
Despite medical technology advances, the lack of device communication and integration creates risks to patient safety in hospitals around the world. Without device interoperability, critical patient information can go unnoticed, leaving clinicians unaware and patients at risk. Existing approaches for device interoperability require separate hardware, software and/or network infrastructure, which can clutter the patient room, increase complexity, burden IT management and increase costs. To address these challenges, we introduced Iris® connectivity in our Root® patient monitoring and connectivity platform. Iris® connectivity enables multiple standalone third-party devices such as intravenous pumps (IV), ventilators, hospital beds and other patient monitors to connect through Root®, enabling display, notification and documentation to the EMR through Masimo Patient SafetyNet™.
The addition of Iris® connectivity to Root® and Patient SafetyNet™ provides multiple advantages to hospitals, such as allowing standalone device information to be remotely viewed at a Patient SafetyNet™ view station, transmitted through notification systems to clinicians regardless of location or sent to electronic health record systems. This may enhance patient assessment, clinical workflows and decision support. In addition, bringing data from disparate devices together facilitates more integrated patient care, and provides a flexible and cost-effective platform, avoiding installation of separate costly systems and potentially reducing costs by leveraging existing network infrastructure.
Our Strategy
Our mission is to develop technologies that improve patient outcomes and reduce the cost of patient care. We intend to continue to grow our business and improve our market position by pursuing the following strategies:

•
Continue to Expand our Market Share in Pulse Oximetry. We grew our product revenue to $936.4 million in 2019 from $674.0 million in 2016, representing a three-year compound annual growth rate of 11.6%. This growth can be attributed to continued expansion of our core SET® pulse oximeter customer base, higher revenues from rainbow® Pulse CO-Oximetry, NomoLine® capnography and other new technologies, and our expanding list of OEM partners. We supplement our direct sales to hospitals and other low-acuity healthcare facilities through various U.S. and international distributors. Combined sales through our direct and distributor sales channels increased to $816.8 million, or 87.2% of product revenue in 2019, from $582.1 million, or 86.4% of product revenue, in 2016. As the healthcare industry shifts toward hospitals, physicians and providers being rewarded by payers based on the quality and value of the services (as opposed to the volume of fee-for-service transactions), we expect to see more hospitals gravitate towards technologies like Masimo SET® that have a proven track record of improving patient care.

•
Expand the Pulse Oximetry Market to Other Patient Care Settings. Many patients die due to unintended opioid overdoses after surgery while on general care floors. We believe the ability to continuously and accurately monitor patients outside of critical care settings, including the general, medical and surgical floors of the hospital, is currently an unmet medical need that has the potential to significantly improve patient care and increase the size of the pulse oximetry market. In addition, we believe the ability of Masimo SET® to accurately monitor and address the limitations of conventional pulse oximetry has enabled us, and will continue to enable us, to expand into non-critical care settings, and therefore, significantly expand the market for our products. To further support our expansion into the general care areas, we market Patient SafetyNet™, which enables continuous monitoring of up to 200 patients’ oxygen saturation, pulse rate and with rainbow SET®, noninvasive hemoglobin and respiration rate. We believe that Patient SafetyNet™, when combined with Masimo SET® pulse oximetry and RAM® or capnography, offers a clinically proven and cost-effective approach to continuous post-operative monitoring. Outside of the hospital setting, patients could die due to unintentional opioid overdose, even when opioids are being taken for short duration, such as after surgery, and as prescribed by a physician. We believe that in the home setting, accurate monitoring with Masimo SET® may help reduce the risk of opioid overdose by alerting family members and others when opioids have slowed a patient’s breathing and caused a significant drop in oxygen saturation.

•
Expand the Use of rainbow® Technology in Hospital Settings. We believe the noninvasive measurement of rainbow® Pulse CO-Oximetry (SpHb®, SpCO®, SpMet®, PVi®, SpfO2™, SPOC™ and ORi™), rainbow Acoustic Monitoring® (RRa®), and the Halo Index™, as well as future measurements, provide an excellent opportunity to help our customers improve patient care while reducing their overall cost of care.

•
Expand the Use of rainbow® Technology in Non-Hospital Settings. We believe the noninvasive measurement of hemoglobin, SpHb®, creates a significant opportunity in markets such as physician offices, emergency departments and blood donation centers; and the noninvasive measurement of carboxyhemoglobin, SpCO®, creates a significant opportunity in the fire/alternate care market.

•
Expand the Use of Root® in Hospital Settings. We believe Root® represents a powerful new paradigm in patient monitoring because it enhances our rainbow® and SET® measurements with multiple specialty parameters, including SedLine® brain function monitoring, O3® regional oximetry, and NomoLine® capnography and gas monitoring, and enables open-architecture connectivity in an integrated, clinician-centric hub. Our Iris® integration platform for Root® provides a conduit to the patient’s EMR for a range of clinical devices that may otherwise remain disconnected, and therefore, unable to communicate their information. Iris® offers clinical utility and flexibility by collecting device information from multiple sources and making it available to clinicians in one networked place, akin to an airplane cockpit. Complementary innovations like the Radius-7® wearable, wireless monitor foster an environment of safety without sacrificing patient mobility or comfort. Radius-7® provides patients in medical-surgical units with mobility, allowing them to visit common areas and labs, all while being continuously monitored around the clock. Root® is acuity-adaptable, meaning it can be configured for any care area, and is competitively priced.

•
Expand Hospital Automation and Connectivity in Hospital Settings. We believe we can improve and automate the continuum of care through our connectivity platform by reducing complexity by integrating data from multiple disparate monitors and therapeutic devices through Root® and Iris Gateway®; by deploying decision support algorithms like Halo ION™; by saving time through semi-automated and automated bedside vital signs measurement and documentation with Patient SafetyNet™; by keeping patients connected with their care providers through Doctella™ and Rad 97® when they are discharged from hospitals; by improving data interpretation through adaptable and intuitive displays like UniView™ ; and through remote monitoring via Patient SafetyNet™ and Replica™.

•
Utilize our Customer Base and OEM Relationships to Market Masimo rainbow SET®, O3®, SedLine® and Capnography Products Incorporating Licensed rainbow® Technology. We currently sell rainbow SET® products through our direct sales force and distributors. We include our MX circuit boards in our pulse oximeters and also sell them to our OEM partners. Our MX circuit boards are equipped with circuitry to support rainbow® Pulse CO-Oximetry measurements that can be activated at time of sale or through a subsequent software upgrade. We believe that, over time, the clinical need for these measurements, along with our installed customer base, will help drive the adoption of our rainbow® Pulse CO-Oximetry products.

•
Continue to Innovate and Maintain Our Technology Leadership Position. We invented and pioneered the first pulse oximeter to accurately measure arterial blood oxygen saturation level and pulse rate in the presence of motion artifact and low perfusion. In addition, we launched our rainbow SET® platform that enabled what we believe is the first noninvasive monitoring of carboxyhemoglobin, methemoglobin and hemoglobin, as well as PVi®, all of which were previously only available with invasive and/or complicated testing. Furthermore, we believe that our introduction of RRa® with rainbow Acoustic Monitoring® technology represented the first platform to enable noninvasive and continuous respiration monitoring through an easy-to-use single-patient adhesive acoustic sensor. Finally, we believe that our recent introduction of ORi™ may provide advance warning of an impending hypoxic state, or an indication of an unintended hyperoxic state.

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
Circuit Boards and Modules (e.g., MX-5, MX-7, MSX (shown below), MS-2011, MS-2013, MS-2040, uSpO2®, SedLine®, ISA™ and IRMA™)
	• Signal processing apparatus for all Masimo technology platforms • Mainstream and sidestream capnography and gas monitoring	• Incorporated and sold to OEM partners who incorporate our circuit boards into their patient monitoring systems

Monitors and Devices (e.g., Radical-7®, Rad-97® (both shown below), Rad-67™, Rad-87™, Rad-57®, Pronto-7™, Root®, Rad-8®, Rad-5® and Radius-7®)

rainbow
Rad-97
ADULT
5:43 PM
APOD
97
SpO2 %
74
PR bpm
13.4
SpHb g/dL
1.0
20
4.0
Capnography
38
0
15
RR
rpm
Masimo

	• Bedside, handheld and wireless monitoring devices that incorporate Masimo SET® with and without licensed Masimo rainbow SET® technology, noninvasive blood pressure and capnography.	• Sold directly to end-users and through distributors and in some cases to our OEM partners who sell to end-users

Masimo
rainbow
98
SpO2
74
PR bpm
7.0
SpHb
Capnography
Rad-97
NIBP
ADULT
140/83
102
MAP mmHg
74
PR bpm
98
%SpO2
74
PR bpm
15
RRa rpm
13.4
SpHb g/DL
1.0
%SpMet
20
PVi
1
%SpCO
4.1
Pi
18
SpOC ml/dl
12:30 PM

Description:	Use:	Distribution Channel:
Patient Monitoring and Connectivity Platform (e.g., Root®, Radius-7® and Root® with NIBP (shown below))

Masimo
97
SpO2
15
RRa
74
PR
4.0
Pi
Radius-7
Masimo
100%
Radius-7
Masimo
ADULT
7:30 PM
rainbow
APOD
88
97
SpO2
50
74
PR
140
6
15
RRa
30
4.0 Pi
06:00
06:30
07:00
07:30:13 PM
02/11/2015
2:00 h
Root

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

• Provides additional specialty measurements from Masimo or third-party-developed applications through Masimo Open Connect® (MOC-9®)

• Integrates noninvasive blood pressure (NIBP) and temperature

• Connects third-party devices such as IV pumps, ventilators, beds and other patient monitors to automate data transfer to the EMR

• Sold directly to end-users and through distributors

Sensors
(e.g., SET®, rainbow® Pulse CO-Oximetry, rainbow Acoustic Monitoring® Sensors, RD SedLine®, TFA-1®, RD rainbow SET® O3® Pediatric, RD rainbow Lite SET®, rainbow® DCI®-Mini, Radius PPG™ (last five shown below))

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

Neo
Masimo
Masimo®
Radius PPG™
SET SpO2
Reusable
Masimo
Masimo®

Line Filters and Mainstream Adapters for Capnography and Gas Monitoring. (e.g., NomoLine® Cannula with EMMA® Capnograph with disposable adapter, ISA™CO2 (shown below))
	• Line of disposables to measure gas parameters using mainstream and sidestream capnography	• Sold directly to end-users and through distributors and to OEM partners who sell to end-users

Proprietary Measurements (e.g., SpHb®, SpCO®, SpMet®, PVi®, RRa®, ORi™, 3D Alarms® and Adaptive Threshold Alarm)
	• rainbow® measurements and other proprietary features	• Sold directly to end-users and through OEM partners who sell to new and existing end-users

Description:	Use:	Distribution Channel:
Connectivity and Hospital Automation (e.g., Iris® Connectivity, Connectivity Solutions and UniView™, and Patient SafetyNet™ (shown below))
	• Software and hardware enabling third-party devices to connect through Patient SafetyNet™ and to document data in the EMR	• Sold directly to end-users

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
SLOT: 01 12.34 INVTB 12.34 INVI 12.34 INRT 12.34 INRMT
SLOT: 02 12.34 INVTB 12.34 INVI 12.34 INRT 12.34 INRMT
SLOT: 03 12.34 INVTB 12.34 INVI 12.34 INRT 12.34 INRMT
SLOT: 04 12.34 INVTB 12.34 INVI 12.34 INRT 12.34 INRMT
Masimo UNIVIEW
OVERVIEW
pHeaton67
ROOM 201
SAMSUNG

Description:	Use:	Distribution Channel:

Masimo Patient SafetyNet
default domain
RM312B 97 %SpO2 62 BPM 14 RRa 14 Halo
RM313A 95 %SpO2 50 BPM 18 RRa 4 Halo
RM313B 98 %SpO2 78 BPM 14 RRa 16 Halo
RM314A 97 %SpO2 54 BPM 11 RRa 15 Halo
RM314B 88 %SpO2 99 BPM 10 RRa 27 Halo
RM315A 94 %SpO2 50 BPM 20 RRa 4 Halo
RM315B 97 %SpO2 67 BPM 15 RRa 19 Halo
RM315C 99 %SpO2 87 BPM 16 RRa 24 Halo
RM315D 96 %SpO2 50 BPM 16 RRa 7 Halo
RM317A 98 %SpO2 95 BPM 12 RRa 28 Halo
RM317B 96 %SpO2 50 BPM 16 RRa 7 Halo
RM318A 100 %SpO2 109 BPM 29 RRa 40 Halo
RM318B 100 %SpO2 61 BPM 10 RRa 19 Halo
RM319A 97 %SpO2 67 BPM 15 RRa 19 Halo
RM319B 100 %SpO2 61 BPM 10 RRa 19 Halo
RM320A 93 %SpO2 50 BPM 25 RRa 5 Halo
RM320B 98 %SpO2 95 BPM 12 RRa 28 Halo
RM322A 100 %SpO2 72 BPM 16 RRa 20 Halo
RM322C 98 %SpO2 78 BPM 14 RRa 16 Halo
RM325A 98 %SpO2 78 BPM 14 RRa 16 Halo
RM314B Galt, John Room: 314B HaloDevice
MONITOR
HALO
88 99 0.77
10 15.1 1
1 36
27 Halo
%SpO2 BPM Pi PVi RR SpHb %SpMet %SpCO SpOC
6 Hours
27
Suspend
Alarm Limits
Assignments
Edit
Discharge
Masimo
Radius-7
97 74 15 4.0
Radius-7
100%
rainbow
97
SpO2
88
74
PR
15
RRa
4.0
Root
97 15 20
74 12.0 1.0
Radical-7
Jennifer A. Smith
97
74
15
13.4
20

	• Network-linked, wired or wireless, multiple patient floor monitoring solutions • Standalone wireless alarm notification solutions	• Sold directly to end-users

DOCTELLA
PATIENT LIST
HOME
HELP
ME
HEALTH DATA DASHBOARD
View Data
Download All Data
Refresh
JAN 13, 2019 - FEB 11, 2019
Chris Patient
Email: chris@patient.com
Height
5' 10.1"
02/24 09:37 am
View Data
Weight
191.4 lbs
02/28 06:39 am
View Data
Body Mass Index
27.4 BMI
02/28 06:39 am
View Data
Heart Rate
43 - 205 bpm
MAX 205
MIN 43
03/19 02:50 pm
View Data
Steps
AVG 8,474 steps
03/19 02:49 pm
View Data
Weight
190.1 - 196.1 lbs
03/19 02:45 pm
View Data
Blood Glucose
50 - 250 mg/dL
Resting Heart Rate
AVG 55 bpm
Heart Rate Variability
AVG 57 ms
8:11 PM
Dashboard
Edit
Me
Mom
Dad
Invite
Trend for last 30 days
Weekly summary
TREND FOR LAST 30 DAYS
Heart Rate
40 - 172 bpm
Today at 10:20 AM
Weight
184.1 - 190 lbs
Yesterday at 11:13 PM

	• Home-based patient engagement and remote data capture platform	• Sold directly to end-users and through distributors
Devices (e.g., iSpO2®, MightySat® with PVi® and RRp®(shown below))
	• Fingertip pulse oximeter, or pulse oximeter cable and sensor for use with an iPhone, iPad, iPod touch and select Android smart phones	• Sold directly to consumers and through consumer retailers

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
Masimo rainbow SET® MX Circuit Boards. Our next-generation circuit board is the foundation for our Masimo rainbow® Pulse CO-Oximetry and rainbow Acoustic Monitoring® platform, utilizing certain technology that is licensed from Cercacor. The MX circuit boards offer the full functionality of our rainbow® technology, which includes noninvasive measurements for SpHb®, SpOC™, SpCO®, SpMet®, PVi® and RRa®, in addition to providing Measure-through Motion and Low Perfusion™  SET® pulse oximetry measurements SpO2, PR and Pi measurement capabilities of Masimo SET® pulse oximetry. Customers can choose to purchase additional measurements beyond SpO2, PR and Pi at the time of sale or at any time in the future through a field-installed software upgrade.
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
uSpO2® Cable/Board. Our SET® technology-in-a-cable contains the low power (MS-2040) technology in a reduced size, allowing it to be embedded into patient cables as part of the sensor connector. This allows the uSpO2® cable/board to interface with monitoring devices externally via an existing communications port in instances where internal integration of a traditional Masimo SET® technology board is not feasible. The uSpO2® cable/board provides the same Masimo SET® Measure-through Motion and Low Perfusion™  pulse oximetry found in our other products, with a typical power consumption of less than 45 milliwatts.
Monitors / Devices
Root®. Root® is a powerful patient monitoring and connectivity platform that integrates our rainbow® and SET® measurements with multiple additional specialty measurements through MOC-9® open architecture technology in an integrated, clinician-centric platform. The first MOC-9® technologies developed by Masimo were SedLine® brain function monitoring, NomoLine® capnography and gas monitoring and O3® regional oximetry. Root® with NomoLine® capnography, SedLine® brain function monitoring, wireless communication and Iris® connectivity for third-party medical devices has received FDA 510(k) clearance. O3® regional oximetry has received CE Mark and FDA 510(k) clearance.
Early Warning Signs (EWS) for Root® aggregates information from multiple vital signs and clinical observations to generate a score that represents the potential degree of patient deterioration. There are several EWS protocols, such as the Pediatric Early Warning Score (PEWS), Modified Early Warning Score (MEWS) and National Early Warning Score (NEWS). These various scores require vital signs contributors such as oxygen saturation, pulse rate, respiration rate, body temperature and systolic blood pressure along with contributors input by clinicians, such as level of consciousness, use of supplemental oxygen and urine output. The weighting and number of contributors differ depending upon which EWS protocol is used. Root® can be customized for various predefined EWS protocols, or hospitals can configure their own set of required contributors, and their relative weights, to create an EWS unique to their care environment.
Our MOC-9® partnerships enable third parties to utilize Root®’s open architecture and built-in connectivity to independently develop, obtain regulatory approvals, and commercialize their own external MOC-9® module. Alternatively, third parties can develop Masimo Open Connect Control™ (MOC-C™) applications for Root® using the MOC-9® software development kit (SDK). While we support the development efforts of our MOC® partners as needed, and help increase awareness of the availability of non-Masimo MOC-9® modules and MOC-C™ applications, our MOC-9® partners use their existing distribution channels to sell their MOC-9® modules or MOC-C™ applications to customers.
In September 2019, we announced Pathway™, a newborn oxygenation visualization mode for Root®. Pathway™ provides clinicians with a way to visualize a hospital’s recommended resuscitation protocol for a newborn’s oxygen saturation while continuously monitoring SpO2 and pulse rate (PR) during the first ten minutes after birth. Use of Pathway™ is intended to help streamline clinician workflow and improve protocol adherence during this critical period.

Radical-7®. The Radical-7® Pulse CO-Oximeter® is a wireless touchscreen device that incorporates our MX circuit board to allow upgradeable rainbow SET® measurements and offers three-in-one capability. The Radical-7® can be used as:

•	a standalone device for bedside monitoring;

•	a detachable, battery-operated handheld unit for easy portable monitoring;

•	an integrated device as part of the Root® patient monitoring and connectivity platform; and

•
a monitor interface via SatShare®, a proprietary technology allowing our products to work with certain competitor products, to upgrade existing conventional multiparameter patient monitors to Masimo SET® while displaying rainbow® measurements on the Radical-7® itself.

With its wide-ranging flexibility, Radical-7® can continuously monitor a patient from the ambulance, to the emergency room, to the operating room, to the general floor and beyond, until the patient is discharged. Radical-7® delivers the accuracy and reliability of Masimo rainbow SET® with multi-functionality, ease of use and the availability of measurement upgrades for existing monitors.
Radius-7®. Radius-7® for the Root® patient monitoring and connectivity platform is the first and only wearable, wireless monitor with rainbow SET® technology, enabling continuous monitoring and early identification of clinical deterioration while still allowing patients the freedom of movement. With Bluetooth® and Wi-Fi wireless connectivity, Radius-7® with Root® can alert clinicians at the bedside or remotely, through Masimo Patient SafetyNet™, of critical changes in a patient’s SpO2 and PR, even during states of motion and low perfusion, as well as RRa® and additional rainbow SET® measurements. Radius-7® with Root® has received both CE Mark and FDA 510(k) clearance.
Radius PPG™. Radius PPG™ is a tetherless sensor solution powered by Masimo SET® that represents a significant breakthrough in patient monitoring. Radius PPG™ eliminates the need for a cabled connection to a pulse oximetry monitor, allowing patients to move freely and comfortably while still being continuously monitored reliably and accurately. Via wireless connection, measurements are displayed on Masimo host devices or third-party multi-parameter monitors with integrated Masimo technology. Coupled with the proven benefits of Masimo SET® Measure-through Motion and Low Perfusion™ pulse oximetry, Radius PPG is ideally suited for use anywhere patients can benefit from mobility.
Rad-97®. Rad-97® is a versatile standalone Pulse CO-Oximeter® that features a 1080p HD color display with user-friendly multi-touch navigation and Measure-through Motion and Low Perfusion™  SET® that can be used to measure SpO2, PR, PVi® and Pi. rainbow SET® measurements such as SpHb®, SpOC™, SpCO®, SpMet® and RRa® can also be enabled. Rad-97® is the smallest Masimo bedside device currently capable of monitoring the full rainbow SET® platform. Rad-97® has received CE Mark. In September 2017, we announced FDA 510(k) clearance and full market release of Rad-97®, including an additional Rad-97® configuration with integrated NomoLine® capnography. Rad-97® has also received FDA 501(k) clearance for home use, bringing hospital-grade technology to the home in a single integrated device that is a monitoring, connectivity and telecommunications hub. An optional integrated camera allows remote clinicians to interact with patients at home over live audio and video. With its built-in enterprise Wi-Fi capability, Rad-97® has the ability to connect wirelessly from the home to supplemental patient monitoring systems, including Patient SafetyNet™, facilitating automatic data transfer to hospital EMR systems.
Rad-97® NIBP. Rad-97® NIBP includes an integrated port that allows clinicians to connect a blood pressure cuff inflation hose directly to the device. Designed for reliability and patient comfort, Rad-97® NIBP is compatible with both disposable and reusable cuffs for a variety of patient types. Rad-97® NIBP enables clinicians to measure arterial blood pressure for adult, pediatric and neonatal patients, with three measurement modes: spot-check, automatic interval (which measures blood pressure routinely, at a desired interval) and stat interval (which continually measures blood pressure for a desired duration).
Rad-67™. Rad-67™, our handheld Pulse CO-Oximeter®, is a compact, portable spot-check device that offers Measure-through Motion and Low Perfusion™  SET® pulse oximetry and upgradeable rainbow® noninvasive monitoring technology. With the universal reusable rainbow® DCI®-mini sensor, Rad-67™ features Next Generation SpHb® technology. The Rad-67™ with next generation SpHb® technology has received the CE marking and recently received FDA 510(k) clearance in March 2019.
Rad-57®. Rad-57® is a fully featured handheld Pulse CO-Oximeter® that provides continuous, noninvasive measurement of SpO2, PR, PVi® and Pi with the ability to upgrade to SpHb®, SpCO®, SpMet® and SpOC™. Its rugged and lightweight design makes it applicable for use in hospital and field settings, specifically for fire departments and emergency medical service units.
Rad-8®. Rad-8® is a bedside pulse oximeter featuring Masimo SET® (without the ability to update to rainbow® technology) in a low-cost design and with a streamlined feature set.

Rad-5®/Rad-5v®. Rad-5® and Rad-5v® were Masimo’s first dedicated lightweight, user-configurable, handheld pulse oximeters to provide Masimo SET® SpO2, PR and Pi measurement (without the ability to upgrade to rainbow® technology).
Rad-G™. Rad-G™ is a low-cost, rugged, handheld pulse oximetry device with a rechargeable battery and LCD display. It uses Measure-through Motion and Low Perfusion™  SET® pulse oximetry technology to measure SpO2, PR, Pi and RRp®. Rad-G™ was designed primarily for use in pneumonia screening and spot-checking of SpO2 in low-resource settings. Rad-G™ is not currently available for sale in the U.S.
Pronto®. Pronto® is a handheld noninvasive multiparameter testing device that uses Masimo rainbow SET® technology to provide spot-check measurement of SpO2, PR, Pi and SpHb® in both hospitals (i.e., emergency departments) and remote settings such as physician offices.
SatShare®. Our SatShare® technology enables a conventional monitor to receive continuous measurement updates using Masimo SET® through a simple cable connection from the back of Radical-7® to the sensor input port on the conventional monitor. No software upgrades or new modules are necessary for the upgrade, which can be completed in minutes. SatShare® allows hospitals to standardize the technology and sensors used throughout the hospital while allowing them to gain the more accurate monitoring capabilities using Masimo SET®, as well as other additional functionality, in a cost-effective manner. SatShare® technology has facilitated many hospital-wide conversions of previously installed competitor monitors to Masimo SET®. In addition, Masimo rainbow SET® measurements such as SpHb® are available to clinicians on the Radical-7® itself while the device is being used in SatShare® mode.
MightySat® Rx. MightySat® Rx is a fingertip pulse oximeter that incorporates Masimo Measure-through Motion and Low Perfusion™  SET® technology, which measures and displays SpO2, PR and Pi with the option to add PVi® and RRp®. The MightySat® Rx has received CE Mark and FDA 510(k) clearance. The RRp® measurement on the MightySat® Rx fingertip pulse oximeter has received the CE Mark. In January 2019, we received FDA 510(k) clearance of spot-check RRp® measurement on the MightySat® Rx.
iSpO2® Rx. The iSpO2® Rx pulse oximeter combines a fingertip sensor, cable and pulse oximeter in a lightweight, portable device that connects directly to a smart device for displaying measurements. iSpO2® Rx uses Measure-through Motion and Low Perfusion™  SET® technology to measure SpO2, PR and Pi. The Masimo Professional Health app, available for both iOS® and Android® devices, allows clinicians to track, trend and download patient data. iSpO2® Rx has received the CE Mark, but is not currently available for sale in the U.S.
SedLine® MOC-9® Module. Our SedLine® MOC-9® module for Root® is an EEG-based continuous brain function monitor that provides information about a patient’s response to anesthesia. Our Next Generation SedLine® enhances PSi to make it less susceptible to EMG interference and to improve performance in low-power EEG cases.
O3® MOC-9® Module. Our O3® MOC-9® module for Root® uses NIRS to detect regional hypoxemia by continuously measuring tissue oxygen saturation (rSO2), automating the differential analysis of regional to central oxygen saturation.
NomoLine® Capnography and Gas Monitoring. Our gas analyzers, IRMA™ and ISA™, are available through Root® MOC-9® modules via OEM integration or through an emergency capnometer (EMMA®). These analyzers enable our customers to benefit from CO2, N2O, O2 and anesthetic agent monitoring in many hospital environments. In October 2019, we announced the CE marking of Radius PCG™, a portable-real-time capnograph with wireless Bluetooth® connectivity. Radius PCG™ connects with Root® to provide seamless, tetherless mainstream capnography for patients of all ages.
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
RD SET®, RD rainbow SET®, and RD rainbow Lite SET®. Our RD family of sensors is designed to maximize patient comfort, optimize clinician workflow and reduce material waste. RD sensors are lightweight with no moving parts and a flat, soft cable with smooth edges. RD sensors are available in fold-over and wrap-around styles for a variety of patient types and clinical scenarios.
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
TFA-1® Adhesive Forehead Sensor. We designed our TFA-1® forehead sensor for hospitals desiring forehead monitoring using a disposable sensor. TFA-1® combines Masimo SET® performance with quick access and responsive oxygenation assessment.
rainbow® Sensors. We developed these proprietary, multi-wavelength sensors for use with our rainbow® Pulse CO-Oximetry products. In contrast to traditional sensors that only have the capability to monitor SpO2, and PR, our rainbow® sensors can also monitor SpCO®, SpMet® and SpHb®. Our licensed rainbow SET® sensors are the only sensors that are compatible with our licensed rainbow SET® products. Rainbow® sensors are available in single-patient-use, and reusable spot-check sensor types.
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
rainbow Acoustic® Sensors. We believe we were the first to market a continuous respiration rate monitoring technology based on an acoustic sensor placed on the patient’s neck. Our rainbow Acoustic® sensors detect the sounds associated with breathing and convert the sounds into continuous respiration rate using proprietary signal processing that is based on Masimo SET®. RAS-45, our single-use acoustic respiration sensor for RAM®, is designed to facilitate placement on and improve attachment to the neck. RAS-45 operates with Masimo MX circuit boards to measure RRa® and display an acoustic respiration wave form. Like the RAS-125c sensor, RAS-45 operates with Masimo MX technology boards to measure RRa®, display the acoustic respiration wave form and optionally allow clinicians to listen to the sound of breathing. Both the RAS-45 and RAS-125c are available in CE marked countries and the U.S. for adult and pediatric patients who weigh more than 10 kg. RAS-45 has received FDA 510(k) clearance and CE Mark.
SedLine® Sensor. Used with the SedLine® MOC-9® module for the Root® patient monitoring and connectivity platform, the SedLine® sensor is a disposable sensor that collects EEG data for our SedLine® monitor. In 2017, we introduced RD SedLine® sensors, which feature a repositioned, color-coded sensor-cable connection that lies comfortably on the patient’s head and soft foam pads to reduce discomfort upon application to the patient.
O3® Sensors. Used with the O3® MOC-9® module for the Root® patient monitor, each O3® sensor contains four light-emitting diodes and two detectors to continuously measure rSO2. In May 2017, we announced FDA 510(k) clearance for our pediatric application of O3® regional oximetry with the O3® pediatric sensor, making O3® regional oximetry monitoring available in the U.S. for both adult patients and pediatric patients weighing more than 5 kg (11 lbs) and less than 40 kg (88 lbs). In June 2019, we announced FDA 510(k) clearance for use of O3® in infant and neonatal patients.

Reprocessed Sensors. We offer customers the option of using Masimo reprocessed sensors, the only sensor reprocessing solution that maintains new Masimo sensor performance specifications.
Remote Alarm and Monitoring Solutions
Masimo Patient SafetyNet™. Patient SafetyNet™ is a supplemental remote monitoring and clinician notification system that routes bedside-generated alarms through a server to a qualified clinician’s handheld paging device in real-time. Each system can support up to 200 bedside monitors and can either be integrated into a hospital’s existing IT infrastructure or operate as a stand-alone wireless network. In March 2018, we announced Replica™, an application for smart phones and tablets that works in conjunction with Patient SafetyNet™. Replica™ allows clinicians to view continuous monitoring data for multiple patients, as well as view and respond to alarms and alerts, all from their smart phones, regardless of location.
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
Halo ION™. In April 2019, we announced the release of Halo ION™, a comprehensive, scalable and customizable continuous early warning score. Halo ION™ allows clinicians to aggregate trend data from as few as three physiological parameters (oxygen saturation, pulse rate and perfusion index), and as many as are available, including data from EMRs, into a single continuous early warning score. Each patient’s Halo ION™ score is displayed on the Masimo Patient SafetyNet™ Supplemental Remote Monitoring and Clinician Notification System as a number ranging from zero to 100, helping to streamline clinicians’ patient assessment workflow.
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
X-Cal® addresses three common problems experienced by clinicians using an integrated Masimo system, including:

•
Patient safety may be compromised by using counterfeit Masimo sensors and cables because they are not produced with comparable components, do not provide proper shielding from ambient interferences, create electrostatic noise caused by motion, do not have our quality and performance controls, and are not tested or warranted to work within a Masimo system;

•
We design our sensors and cables to last well beyond their warranty period and customer feedback indicates our sensors and cables last significantly longer than competing products, but cable and sensor reliability may still be compromised when used beyond their intended life, affecting patient care and causing clinicians and biomedical engineers to spend time troubleshooting intermittent cable and sensor issues; and

•
We believe that third-party reprocessed pulse oximetry sensors introduce challenges in the clinical environment due to potential quality issues. In fact, we believe that most third-party reprocessed sensors do not indicate that they are capable of performing in the same conditions as Masimo Measure-through Motion and Low Perfusion™  sensors or in neonatal applications, key performance requirements available with Masimo SET® sensors. To the best of our knowledge, no third-party company has attempted to reprocess rainbow SET® sensors.

Connectivity
Iris® connectivity on Root® allows third-party devices, such as intravenous pumps and ventilators, to connect to Root® enabling display of measurements and notification on the Root® monitor, with the ability to document results in the EMR through Masimo Patient SafetyNet™.
Iris Gateway® bridges the gap between device data generated at the patient bedside and documentation in patient data management systems by automatically transferring data from medical devices to EMRs, improving productivity and reducing the likelihood of transcription errors.
Iris® Device Management System (Iris DMS) is an automation and connectivity solution designed to streamline management of Masimo devices used throughout a hospital system. Iris® DMS is designed to address the challenges of maintaining many patient monitors in a complex hospital environment. Iris® DMS securely connects over a hospital’s existing network to all connected Masimo devices to provide an easy-to-use dashboard that allows Biomedical Engineers and IT professionals to view detailed diagnostic information about connected Masimo devices at a glance, without the need to physically interact with each device. Iris® DMS supports remote software upgrades to ensure all devices stay up to date, easily and efficiently.
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
Data Analysis & Reporting
Trace™ is the first data visualization and reporting software compatible with the full capabilities of the Root® patient monitoring and connectivity platform, including Radical-7® and Radius-7® Pulse CO-Oximeters®, Root® with integrated noninvasive blood pressure and temperature, and connected MOC-9® modules such as SedLine® brain function monitoring, ISA™ and ISA™ OR+ capnography, and O3® regional oximetry. Trace™ can create insightful, easy-to-read patient reports that include parameter trends, histograms, event annotations, and key statistics. Trace™ can communicate with Masimo devices via high-speed wired or wireless connections, with the ability to transfer up to 96 hours of patient data.
Doctella™ is a home-based patient engagement and remote care automation platform. Doctella™ provides a complete end-to-end home care solution, allowing clinicians to create and manage treatment plans, patient schedules and patient data flow using automated, customizable CarePrograms™, home device data aggregation, and a web-based provider dashboard. CarePrograms™ are delivered to patients’ smartphones via an app (available for both iOS® and Android® devices) and dynamically update based on patient input, both self-reported data and physiological data collected by connected monitoring devices.
Consumer Products
MightySat®, our fingertip pulse oximeter for personal use provides SpO2, PR and Pi measurements for health and wellness applications. MightySat®, which is also available with RRp® and PVi®, provides measurements in a compact, battery-powered design with a large color screen that can be rotated for real-time display of the measurements. Bluetooth® wireless functionality enables measurement display via a free, downloadable Masimo Personal Health application on iOS® and Android® mobile devices, as well as the ability to trend and communicate measurements, including the Apple Health Kit. MightySat® is available through consumer retailers and directly from Masimo, and is intended for general health and wellness use only. MightySat® is not intended for medical use.
iSpO2® is a personal use pulse oximeter that combines a fingertip sensor, cable and pulse oximeter in a lightweight, portable device that connects directly to a smart device for displaying measurements. iSpO2® uses Measure-through Motion and Low Perfusion™  SET® technology to measure SpO2, PR and Pi. The Masimo Personal Health app, available for both iOS® and Android® devices, allows users to track, trend and download their data, as well as share it with the Apple Health app. iSpO2® is available through consumer retailers and directly from Masimo and is intended for general health and wellness use only. iSpO2® is not intended for medical use.

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
The following table outlines our rights under the Cross-Licensing Agreement relating to specific end-user markets and the related technology applications of specific measurements.

End-User Markets
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

For hospital contracts where we place equipment and enter into a sensor contract, we pay a royalty to Cercacor on the total sensor contract revenue based on the ratio of rainbow®-enabled devices to total devices. Pursuant to the terms of the license, we are subject to certain specific annual minimum aggregate royalty payment obligations of $5.0 million per year.
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
Product Clearance and Approval Requirements
Many of our products are regulated by numerous government agencies, the most significant of which are the U.S. FDA and the European Union (EU). In addition, there are government agencies that regulate our products in other countries, whose requirements vary substantially from country to country. These agencies require us to comply with laws that regulate the design, development, clinical trials, testing, manufacture, packaging, labeling, storage, distribution, import, export and promotion of many of our products.

In the U.S., unless an exemption applies, each medical device that we wish to market in the U.S. must, generally, first receive from the FDA either clearance of a 510(k) premarket notification or approval of a premarket application (PMA). The FDA’s 510(k) clearance process requires us to show that our new medical device is substantially equivalent to a legally marketed medical device and usually takes from four to nine months, but it may take longer. The PMA process requires us to demonstrate that our medical device is safe and effective for its intended use. The PMA process is much more costly, lengthy and uncertain than the process of obtaining 510(k) clearance. The FDA determines the appropriate process based on the risk classification of the medical device. There are three classifications, from Class I to Class III. The majority of our current regulated products have been deemed Class II devices, while some have been deemed Class I devices.
Most of our OEM partners are required to obtain clearance or approval of their devices that incorporate Masimo’s technologies, like Masimo SET® technology, Masimo rainbow SET® technology, Masimo Board-in-Cable technology, or are used with Masimo’s sensors. We generally grant our OEM partners a right to cross-reference the 510(k) submission files from our cleared Masimo SET® circuit boards, sensors, cables and notification systems.
In the EU, medical devices are subject to the Medical Devices Directive 93/42/EEC (MDD). This means that a medical device may only be placed on the market within the EU if it conforms to certain “essential requirements,” which generally means it will not compromise the clinical condition or safety of patients or the safety and health of users and others, and bears the CE Mark.
Each medical device that we wish to market in the EU must conform to these requirements. This is determined through a conformity assessment procedure, which depends upon the risk classification of the device, generally involving a notified body. Notified bodies are often private entities and are authorized or licensed to perform such assessments by government authorities. If the assessment is successfully completed and a CE Mark is granted, this allows the general commercializing of a product in the EU. However, the product can also be subject to local registration requirements depending on the country.
In May 2017, the EU adopted a new Medical Devices Regulation (EU) 2017/745 (MDR), which will replace the MDD on May 26, 2020. From that date, subject to a three-year transition period, medical devices that we sell in the EU will become subject to these new requirements. The MDR includes significantly more stringent requirements, notably by strengthening of the conformity assessment procedures, creating greater control over notified bodies and their standards, increased transparency, and more robust device vigilance requirements.
Continuing FDA Regulation
After a device is approved and placed on the market, numerous regulatory requirements continue to apply. These regulatory requirements include, but are not limited to, the following: product listing and establishment registration; adherence to the Quality System Regulation which requires stringent design, testing, control, documentation and other quality assurance procedures; labeling requirements and FDA prohibitions against the promotion of off-label uses or indications; adverse event reporting; post-approval restrictions or conditions, including post-approval clinical trials or other required testing; post-market surveillance requirements; the FDA’s recall authority, whereby it can ask for, or require, the recall of products from the market; and requirements relating to voluntary corrections or removals.
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
The Physician Payment Sunshine Act (Sunshine Act), which was enacted by Congress as part of the ACA, requires medical device companies to track and publicly report, with limited exceptions, all payments and transfers of value to physicians and teaching hospitals in the U.S. Companies are required to track payments made and to report such payments to the government by March 31 of each year. Several states have similar requirements. Beginning in 2022, the reporting requirement will also apply to advance practice nurses and physician assistants.
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

Data Privacy and Protection of Health and Other Personal Information
Data protection legislation is becoming increasingly common in the United States at both the federal and state level. For example, the California Consumer Privacy Act of 2018 (CCPA), which became effective on January 1, 2020, requires us to make new disclosures to consumers about our data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. The CCPA is the most comprehensive data privacy regulation to date in the United States, and could be the precursor to other similar legislation in other states or at the federal level. Internationally, the General Data Protection Regulation (GDPR) took effect in May 2018 within the European Economic Area (EEA) and many EEA jurisdictions, as well as other jurisdictions outside of the EEA, have also adopted their own data privacy and protection laws. We have implemented, and continue to implement, procedures and processes to comply with these regulations and, as international data privacy and protection laws continue to evolve, and as new regulations, interpretive guidance and enforcement information become available, we may incur incremental costs to modify our business practices to comply with these requirements. In addition, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents.
In addition, numerous federal, state and international laws and regulations, including HIPAA and GDPR, govern the collection, use and disclosure of patient-identifiable, protected health information (PHI) and other personal information. In the U.S., HIPAA applies to covered entities, which include most healthcare facilities that purchase and use our products, and their business associates. The HIPAA Privacy Rule restricts the use and disclosure of PHI, and requires covered entities and their business associates to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes detailed requirements for safeguarding PHI transmitted or stored electronically.
Although we are not a covered entity, we are sometimes deemed by our customers to be a business associate of covered entities due to activities that we perform for or on behalf of covered entities, such as training customers on the use of our products or investigating product performance. As business associates, we are subject to many of the requirements of HIPAA and could be directly subject to HIPAA civil and criminal enforcement and the associated penalties for violation of the Privacy, Security and Breach Notification Rules.
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
In general, Medicare will cover a medical product or procedure when the product or procedure is included within a statutory benefit category and is reasonable and necessary for the diagnosis or treatment of an illness or injury, or to improve the functioning of a malformed body part. Even if the medical product or procedure is considered medically necessary and coverage is available, Medicare may place restrictions on the circumstances where it provides coverage. For example, several Medicare local contractors have issued policies that restrict coverage for pulse oximetry in hospital inpatient and outpatient settings to a limited number of conditions, including limiting coverage to patients who (i) exhibit signs of acute respiratory dysfunction, (ii) have chronic lung disease, severe cardiopulmonary disease or neuromuscular disease involving the muscles of respiration, (iii) are under treatment with a medication with known pulmonary toxicity, or (iv) have sustained multiple trauma or complaints of acute chest pain.

Reimbursement for our products may vary not only by the type of payer involved but also based upon the setting in which the product is furnished and utilized. For example, Medicare payment may be made, in appropriate cases, for patient stays in the hospital inpatient and in outpatient settings involving the use of our products. Medicare generally reimburses hospitals based upon prospectively determined amounts. For hospital inpatient stays, the prospective payment generally is determined by the patient’s condition and other patient data and procedures performed during the inpatient stay, using a classification system known as Medicare Severity Diagnosis-Related Groups (MS-DRGs). Prospective rates are adjusted for, among other things, regional differences, co-morbidity and complications. Hospitals generally do not receive separate Medicare reimbursement for the specific costs of purchasing our products for use in the inpatient setting. Rather, Medicare reimbursement for these costs is deemed to be included within the prospective payments made to hospitals for the inpatient services in which the products are utilized.
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
Our success with rainbow SET® technologies in U.S. settings of care with reimbursable monitoring procedures, such as hospital emergency departments, hospital procedure labs, and physician offices may largely depend on the ability of providers to receive reimbursement for such procedures. While private insurance payers often follow Medicare coverage and payment, we cannot be certain of this and, in many cases, cannot control the coverage or payment rates that private insurance payers put in place. In addition, the potential amendment, repeal or judicial invalidation of the ACA, and/or the enactment of other legislation or regulations, could affect future payment for services involving the use of our products.
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

Competition
The medical device industry is highly competitive and many of our competitors have substantially greater financial, technical, marketing and other resources than we do. While we regard any company that sells pulse oximeters as a potential customer, we also recognize that the companies selling pulse oximeters on an OEM basis and/or pulse oximetry sensors are also potential competitors. Our primary competitor, Medtronic plc (Medtronic, formerly Covidien Ltd.), currently holds a substantial share of the pulse oximetry market. In addition, large technology companies that have not historically operated in the healthcare or medical device space, such as Alphabet, Apple, Samsung and others, have developed or may develop products and technologies that may compete with our current or future products and technologies in the consumer and clinical marketplaces.
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
We believe that the principal competitive factors in the market for pulse oximetry products include:

•	accurate monitoring during both patient motion and low perfusion;

•	ability to introduce other clinically beneficial measurements related to oxygenation and respiration, such as noninvasive and continuous oxygen reserve index and hemoglobin;

•	competitive pricing;

•	brand recognition and perception of innovation abilities;

•	sales and marketing capability;

•	access to hospitals which are members of GPOs;

•	access to integrated delivery networks;

•	access to OEM partners; and

•	patent protection.
Sales and Marketing
We have sales and marketing employees in the U.S. and around the world, including Europe, the Middle East, Asia, Latin America, Canada and Australia. We currently sell all of our medical products both directly to hospitals and the alternate care market via our sales force and various distributors. We sell our non-medical/consumer products through e-commerce Internet sites such as www.masimopersonalhealth.com and www.amazon.com.
The primary focus of our sales representatives is to facilitate the conversion of competitor accounts to our Masimo SET® pulse oximetry and rainbow SET® Pulse CO-Oximetry® products, to expand the use of Masimo SET® and Patient SafetyNet™ on the general floor and to create and expand the use of rainbow® measurements in both critical care and non-critical care areas. In addition to sales representatives, we employ clinical specialists to work with our sales representatives to educate end-users on the benefits of Masimo SET® and assist with the introduction and implementation of our technology and products to their sites. Our sales and marketing strategy for pulse oximetry has been and will continue to be focused on building end-user awareness of the clinical and cost-saving benefits of our technologies.
For the year ended December 28, 2019, two just-in-time distributors, Cardinal Health and Medline Industries, represented approximately 13.0% and 11.1%, respectively, of our total revenue. These were the only two customers that represented 10% or more of our revenue for the year ended December 28, 2019. Importantly, these two distributors take and fulfill orders from our direct customers, many of which have signed long-term sensor purchase agreements with us. If a specific just-in-time distributor is unable to fulfill these orders, the orders would be redirected to other distributors or fulfilled directly by us.
Additionally, we sell certain of our products through our OEM partners who incorporate our technologies into their monitors and sometimes resell our sensors to their installed base. Our OEM agreements allow us to expand the availability of our technologies through the sales and distribution channels of each OEM partner. To facilitate clinician awareness of Masimo technologies, our OEM partners have generally agreed to place the applicable Masimo trademark prominently on their instruments.

In order to facilitate our U.S. direct sales to hospitals, we have signed contracts with what we believe to be the five largest national GPOs in the U.S., based on the total volume of negotiated purchases. In return for the GPOs putting our products on contract, we have agreed to pay the GPOs a percentage of our revenue from their member hospitals. In 2019 and 2018, revenue from the sale of our pulse oximetry products to hospitals that are associated with GPOs amounted to $517.6 million and $470.5 million, respectively.
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
We have developed a patent portfolio internally, and, to a lesser extent, through acquisitions and licensing, that covers many aspects of our product offerings. As of December 28, 2019, we had 685 issued patents and 393 pending applications in the U.S., Europe, Japan, Australia, Canada and other countries throughout the world. Our patents expire in accordance with the laws of the particular jurisdiction in which they were issued, which sometimes change. Additionally, as of December 28, 2019, we owned 85 U.S. registered trademarks and 257 foreign registered trademarks, as well as trade names that we use in conjunction with the sale of our products. Our trademarks are perpetually renewable.
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
Manufacturing
Our strategy is to manufacture products in-house when it is efficient and cost-effective for us to do so. We currently manufacture our bedside and handheld pulse oximeters, our full line of disposable and reusable sensors and most of our patient cables in-house or through captive contract maquiladora operations. We maintain an approximate 70,700 square foot manufacturing facility in Irvine, California, and two separate manufacturing facilities in Mexicali and San Luis Rio Colorado, Mexico that have combined square footage of approximately 216,900 square feet. All three of these facilities are International Organization for Standardization (ISO) 13485:2016 certified. We also maintain an approximate 86,500 square foot facility in Hudson, New Hampshire, a portion of which is used to manufacture advanced light emitting diodes and other advanced component-level technologies. In addition, we maintain an ISO 13485:2016 certified facility approximating 16,400 square feet in Danderyd, Sweden, a portion of which is used to manufacture ultra-compact mainstream and sidestream capnography and gas monitoring technologies.

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
Employees
As of December 28, 2019, we had approximately 1,600 full-time employees and approximately 3,700 dedicated contract personnel worldwide.
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
Risks Related to Our Revenues
We currently derive the majority of our revenue from our Masimo SET® platform, Masimo rainbow SET® platform and related products. If these technologies and related products do not continue to achieve market acceptance, our business, financial condition and results of operations would be adversely affected.
We are highly dependent upon the continued success and market acceptance of our proprietary Masimo SET® and Masimo rainbow SET® technologies that serve as the basis of our primary product offerings. Continued market acceptance of products incorporating these technologies will depend upon us continuing to provide evidence to the medical community that our products are cost-effective and offer significantly improved performance compared to conventional pulse oximeters. Healthcare providers that currently have significant investments in competitive pulse oximetry products may be reluctant to purchase our products. If hospitals and other healthcare providers do not believe our Masimo SET® and Masimo rainbow SET® platforms are cost-effective, safe or more accurate or reliable than competitive pulse oximetry products, they may not buy our products in sufficient quantities to enable us to generate revenue growth from the sale of these products. In addition, allegations regarding the safety and effectiveness of our products, whether or not substantiated, may impair or impede the acceptance of our products.
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
If we do not successfully adapt our products and applications both within and outside these measurements, we could lose revenue opportunities and customers. Furthermore, one or more of our competitors may develop products that are substantially equivalent to those of our products that are cleared or approved for use, or those of our original equipment manufacturer (OEM) partners, in which case a competitor of ours may use our products or those of our OEM partners as predicate devices to more quickly obtain regulatory clearance or approval of their competing products. Competition could result in pressure from our customers to reduce the price of our products and place fewer orders for our products, which could, in turn, cause a reduction in our revenues and product gross margins, thereby adversely impacting our business, financial condition and results of operations.

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
Our ability to sell our products to hospitals depends, in part, on our relationships with GPOs. Many existing and potential customers for our products are members of GPOs. GPOs negotiate pricing arrangements and contracts with medical supply manufacturers and distributors that may include provisions for sole sourcing and bundling, which generally reduce the choices available to the hospitals.
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
Inadequate levels of coverage or reimbursement from governmental or other third-party payers for our products, or for procedures using our products, may cause our revenue to decline or prevent us from realizing revenues from future products.
Sales of our products depend in part on the reimbursement and coverage policies of governmental and private healthcare payers. The lack of adequate coverage and reimbursement for our products or the procedures in which our products are used may deter customers from purchasing our products.
We cannot guarantee that governmental or third-party payers will reimburse or begin reimbursing a customer for the cost of our products or the procedures in which our products are used. For example, some insurance carriers have issued policies denying coverage for transcutaneous hemoglobin measurement on the grounds that the technology is investigational in the outpatient setting. Other payers are continuing to investigate our products to determine if they will provide reimbursement for their use. These trends could lead to pressure to reduce prices for our current and future products, hinder our ability to obtain market adoption, cause a decrease in the size of the market or potentially increase competition, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
We have a concentration of OEM, distribution and direct customers. For example, sales to two just-in-time distributors each represented more than 10% of our product sales for the year ended December 28, 2019. We cannot provide any assurance that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results.
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
Our royalty and other revenue has historically consisted primarily of royalties received from Medtronic plc (Medtronic) related to its U.S. sales, and more recently, revenue from non-recurring engineering (NRE) services for a certain OEM customer. However, Medtronic is no longer required to pay us royalties and we have completed the majority of our contracted NRE services. We have not replaced this royalty and NRE services revenue with similar revenues, and such loss of revenue had an adverse effect on our results of operations for the year ended December 28, 2019.

Counterfeit Masimo sensors and third-party medical device reprocessors that reprocess our single-patient-use sensors may harm our reputation. Also, these counterfeit and third-party reprocessed sensors, as well as genuine Masimo reprocessed sensors, are sold at lower prices than new Masimo sensors and could cause our revenue to decline, which may adversely affect our business, financial condition and results of operations.
We believe that other entities are manufacturing and selling counterfeit Masimo sensors. In addition, certain medical device reprocessors have been collecting our used single-patient-use sensors from hospitals and then reprocessing, repackaging and reselling those sensors to hospitals. These counterfeit and third-party reprocessed sensors are sold at lower prices than new Masimo sensors. Our experience with both these counterfeit sensors and third-party reprocessed sensors is that they provide inferior performance, increased sensor consumption, reduced comfort and a number of monitoring problems. Notwithstanding these limitations, some of our customers have indicated a willingness to purchase some of their sensor requirements from these counterfeit manufacturers and third-party reprocessors in an effort to reduce their sensor costs.
These counterfeit and reprocessed sensors have led and may continue to lead to confusion with our genuine Masimo products, have reduced and may continue to reduce our revenue, and, in some cases, have harmed and may continue to harm our reputation if customers conclude incorrectly that these counterfeit or reprocessed sensors are original Masimo sensors.
In addition, we have expended a significant amount of time and expense investigating issues caused by counterfeit and reprocessed sensors, troubleshooting problems stemming from such sensors, educating customers about why counterfeit and reprocessed sensors do not perform to their expectations, enforcing our proprietary rights against the counterfeit manufacturers and reprocessors, and enforcing our contractual rights under our contracts.
In response to these counterfeit sensors and third-party reprocessors, we have incorporated X-Cal® technology into certain products to ensure our customers get the performance they expect by using genuine Masimo sensors and that such sensors do not continue to be used beyond their useful life. However, some customers may object to the X-Cal® technology, potentially resulting in the loss of customers and revenues.
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
Certain of our patents related to our technologies have begun to expire. Upon the expiration of our issued or licensed patents, we generally lose some of our rights to exclude competitors from making, using, selling or importing products using the technology based on the expired patents. Furthermore, in recent years, the U.S. Supreme Court has ruled on several patent cases and several laws have been enacted that, in certain situations, potentially narrow the scope of patent protection available and weaken the rights of patent owners. There can be no assurance that we will be successful in securing additional patents on commercially desirable improvements, that such additional patents will adequately protect our innovations or offset the effect of expiring patents, or that competitors will not be able to design around our patents.
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
Searching for existing intellectual property rights may not reveal important intellectual property and our competitors may also have filed for patent protection, which may not be publicly-available information, or claimed trademark rights that have not been revealed through our searches. In addition, some of our employees were previously employed at other medical device companies. We may be subject to claims that our employees have disclosed, or that we have used, trade secrets or other proprietary information of our employees’ former employers. Our efforts to identify and avoid infringing on third parties’ intellectual property rights may not always be successful. Any claims of patent or other intellectual property infringement against us, even those without merit, could:

•	be expensive and time-consuming to defend and result in payment of significant damages to third parties;

•	force us to stop making or selling products that incorporate the intellectual property;

•	require us to redesign, reengineer or rebrand our products, product candidates and technologies;

•	require us to enter into royalty agreements that would increase the costs of our products;

•	require us to indemnify third parties pursuant to contracts in which we have agreed to provide indemnification for intellectual property infringement claims;

•	divert the attention of our management and other key employees; and

•	result in our customers or potential customers deferring or limiting their purchase or use of the affected products impacted by the claims until the claims are resolved;
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
We believe that the success of our business depends, in part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. We were previously been involved in significant litigation to protect our patent positions related to some of our pulse oximetry signal processing patents that resulted in various settlements. We believe some of the new market entrants in the healthcare and monitoring space, including some of the world’s largest technology companies, may be infringing our intellectual property, and we may be required to engage in additional litigation to protect our intellectual property in the future. In addition, we believe that certain individuals who previously held high level technical and clinical positions with us misappropriated our intellectual property for the benefit of themselves and other companies. For example, on January 9, 2020, we initiated litigation against Apple Inc. for infringement of a number of patents, for trade secret misappropriation and for ownership of a number of Apple Inc. patents that list one of our former employees as an inventor. Our ongoing and future litigation could result in significant additional costs and further divert the attention of our management and key personnel from our business operations and the implementation of our business strategy and may not be successful or adequate to protect our intellectual property rights.

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
The traditional FDA 510(k) clearance process for our products has generally taken between four to nine months. However, our more recent experience and interactions with the FDA, along with information we have received from other medical device manufacturers, suggests that, in some cases, the FDA is requiring applicants to provide additional or different information and data for 510(k) clearance than it had previously required, and that the FDA may not rely on approaches that it had previously accepted to support 510(k) clearance. As a result, FDA 510(k) clearance can be delayed for our products in some cases.
To support our product applications to the FDA, we frequently are required to conduct clinical testing of our products. Such clinical testing must be conducted in compliance with FDA requirements pertaining to human research. Among other requirements, we must obtain informed consent from study subjects and approval by institutional review boards before such studies may begin. We must also comply with other FDA requirements such as monitoring, record-keeping, reporting and the submission of information regarding certain clinical trials to a public database maintained by the National Institutes of Health. In addition, if the study involves a significant risk device, we are required to obtain the FDA’s approval of the study under an Investigational Device Exemption (IDE). Compliance with these requirements can require significant time and resources. If the FDA determines that we have not complied with such requirements, the FDA may refuse to consider the data to support our applications or may initiate enforcement actions.
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
We currently market and intend to continue to market our products internationally. Outside of the U.S., we can generally market a product only if we receive a marketing authorization (and/or meet certain pre-marketing requirements) and, in some cases, pricing approval, from the appropriate regulatory authorities. The regulatory registration/licensing process varies among international jurisdictions and may require additional or different product testing than required to obtain FDA clearance. FDA clearance does not ensure new product registration/licensing by foreign regulatory authorities, and we may be unable to obtain foreign regulatory registration/licensing on a timely basis, if at all.
In addition, clearance by one foreign regulatory authority does not ensure clearance by any other foreign regulatory authority or by the FDA. If we fail to receive necessary approvals to commercialize our products in foreign jurisdictions on a timely basis, or at all, our business, financial condition and results of operations could be adversely affected.
Furthermore, foreign regulatory requirements may change from time to time, which could adversely affect our ability to market new products, and/or continue to market existing products, internationally.
Modifications to our marketed devices may require new regulatory clearances or premarket approvals, or may require us to cease marketing or to recall the modified devices until clearances or approvals are obtained.
We have made modifications to our devices in the past and we may make additional modifications in the future. Any modifications to a device, which is cleared or approved by a government agency, such as the FDA, that could significantly affect its safety or effectiveness or that could constitute a major change in its intended use would require a new clearance or approval. We may not be able to obtain such clearances or approvals in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would have an adverse effect on our business, financial condition and results of operations. For device modifications that we conclude do not require a new regulatory clearance or approval, we may be required to recall and to stop marketing the modified devices if the government agency disagrees with our conclusion and requires new clearances or approvals for the modifications. This could have an adverse effect on our business, financial condition and results of operations.

Regulatory reforms may impact our ability to develop and commercialize our products and technologies.
From time to time, legislation is drafted and introduced by countries that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of medical devices. For example, in August 2017, Congress enacted the FDA Reauthorization Act of 2017 (FDARA). FDARA reauthorized the FDA to collect device user fees, including a new user fee for de novo classification requests, and contained substantive amendments to the device provisions of the FDCA. Among other changes, FDARA required that the FDA update and revise its processes for scheduling inspections of device establishments, communicating about those inspections with manufacturers and providing feedback on the manufacturer’s responses to Form 483s. The statute also required that the FDA study the impact of device servicing, including third-party services, and created a new process for device sponsors to request classification of accessory devices as part of the PMA application for the parent device or to request a separate classification of accessory devices.
In addition, regulations and guidance are often revised or reinterpreted by the government agency in ways that may significantly affect our business or products. Future regulatory changes could make it more difficult for us to obtain or maintain approval to develop and commercialize our products and technologies.
If our products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury, we will be subject to medical device reporting regulations, and may need to initiate voluntary corrective actions such as the recall of our products.
Regulatory agencies in many countries require us to report anytime our products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. For example, under the FDA medical device reporting regulations, we are required to report to the FDA any incident in which a product of ours may have caused or contributed to a death or serious injury or in which a product of ours malfunctioned and, if the malfunction were to recur, would be likely to cause or contribute to death or serious injury. In addition, all manufacturers placing medical devices on the market in the European Union (EU) are legally required to report any serious or potentially serious incidents involving devices produced or sold by the manufacturer to the relevant authority in those jurisdictions where any such incident occurred.
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
We may initiate certain field actions, such as a correction or removal of our products in the future. Any correction or removal initiated by us to reduce a health risk posed by our device, or to remedy a violation of the FDCA or other regulations caused by the device that may present a risk to health, must be reported to the FDA. If the FDA subsequently determines that a report was required for a correction or removal of our products that we did not believe required a report, we could be subject to enforcement actions.
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
Certain U.S. laws, such as the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), govern the transmission, security and privacy of individually identifiable information that we may obtain or have access to in connection with the operation of our business, including the conduct of clinical research trials or other research studies that may provide us with access to sensitive health and other personal information. We may be required to make costly system modifications to comply with these data privacy and security requirements. In addition, if we do not properly comply with applicable laws and regulations related to the protection of this information, we could be subject to criminal or civil sanctions. The California Consumer Privacy Act of 2018 (CCPA), which became effective on January 1, 2020, requires us to make new disclosures to consumers about our data collection, use and sharing practices. The CCPA also allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches with the possibility of significant statutory damage awards as well as injunctive or declaratory relief if there has been unauthorized access, theft or disclosure of personal information due to failure to implement reasonable security procedures. The impact of the CCPA on our business is yet to be determined, but it could result in increased operating expenses as well as additional exposure to the risk of litigation by or on behalf of consumers. The CCPA is the most comprehensive data privacy regulation to date in the United States, and could be the precursor to other similar legislation in other states or at the federal level. Internationally, the General Data Protection Regulation (GDPR) took effect in May 2018 within the European Economic Area (EEA) and many EEA jurisdictions have also adopted their own data privacy and protection laws in addition to the GDPR. Furthermore, other international jurisdictions, including Singapore, South Korea, China, Brazil, Mexico and Australia, have also implemented laws relating to data privacy and protection. Although we believe that we are complying with the GDPR and similar laws, these laws are still relatively new. Therefore, as international data privacy and protection laws continue to evolve, and as new regulations, interpretive guidance and enforcement information become available, we may incur incremental costs to modify our business practices to comply with these requirements. In addition, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents.
Violations of these laws, or allegations of such violations, could subject us to monetary and non-monetary penalties for noncompliance, disrupt our operations, involve significant management distraction, subject us to class action lawsuits, and result in a material adverse effect on our business, financial condition and results of operations.
We may be subject to or otherwise affected by federal and state healthcare laws, including fraud and abuse laws, and could face substantial penalties if we are unable to fully comply with these laws.
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
Legislative and regulatory changes in the healthcare industry could have a negative impact on our financial performance. Furthermore, our business, financial condition, results of operations and cash flows could be significantly and adversely affected by healthcare reform legislation in the U.S. or in our key international markets.
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
In December 2018, a federal district court judge in Texas found the ACA’s individual mandate to be unconstitutional and therefore the entire law to be invalid. In December 2019, the Fifth Circuit affirmed the ruling regarding the individual mandate but remanded the case to the district court for additional analysis of the question of severability and whether portions of the law remain valid. It is likely that the case will ultimately be appealed to the Supreme Court. Although we cannot predict the ultimate content or timing of any healthcare reform legislation or court challenges to the ACA, potential changes resulting from any amendment, repeal, replacement or invalidation of these programs, including any reduction in the future availability of healthcare insurance benefits, may decrease the number of people who are insured, which could adversely affect our business and future results of operations.
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
We may experience significant fluctuations in our periodic financial results and may not maintain our current levels of profitability in the future.
Our operating results have fluctuated in the past and are likely to fluctuate in the future. Many of the countries in which we operate, including the U.S. and several of the members of the EU, have experienced and continue to experience uncertain economic conditions resulting from global as well as local factors. In addition, continuing strength and growth in the U.S. economy may raise the probability of inflationary pressures and contribute to future interest rate volatility.

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
We are also unable to predict how changing global economic conditions or potential global health concerns such as the COVID-19 coronavirus will affect our critical customers, suppliers and distributors. Any negative impact of such matters on our critical customers, suppliers or distributors may also have an adverse impact on our results of operations or financial condition. Our expense levels are based, in part, on our expectations regarding future revenue levels and are relatively fixed in the short term. As a result, if our revenue for a particular period was below our expectations, we would not be able to proportionately reduce our operating expenses for that period. Any revenue shortfall would have a disproportionately negative effect on our operating results for the period.
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
New accounting pronouncements or taxation rules, and evolving interpretations thereof, have occurred and are likely to occur in the future. For example, in recent years, the Financial Accounting Standards Board (FASB) issued new accounting standards that impact our reporting of revenue and expenses, including Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606) and ASC Topic 842, Leases (ASC 842). Changes made by these new accounting standards not only apply prospectively, but depending on the method of adoption, may also recast previously reported results. In addition, the 2017 Tax Act, which took effect on January 1, 2018, included a number of changes to existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%, a one-time transition tax on the “deemed repatriation” of cumulative undistributed foreign earnings as of December 31, 2017 and changes in the prospective taxation of the foreign operations of U.S. multinational companies. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation or addressed in future tax regulations. For additional information related to the impact of new accounting pronouncements and the 2017 Tax Act, please see Notes 2 and 20, respectively, to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
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
We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time-consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. These potential claims may include but are not limited to personal injury and class action lawsuits, intellectual property claims and regulatory investigations relating to the advertising and promotional claims about our products and employee claims against us based on, among other things, discrimination, harassment or wrongful termination. Any one of these claims, even those without merit, may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. Any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.
Changes to government immigration regulations may materially affect our workforce and limit our supply of qualified professionals, or increase our cost of securing workers.
We recruit professionals on a global basis and must comply with the immigration laws in the countries in which we operate, including the U.S. Some of our employees are working under Masimo-sponsored temporary work visas, including H1-B visas. Statutory law limits the number of new H1-B temporary work permit petitions that may be approved in a fiscal year. Furthermore, there is a possibility that the current U.S. immigration visa program may be significantly overhauled, and the number of H1-B visas available, as well as the process to obtain them, may be subject to significant change. Any resulting changes to this visa program could impact our ability to recruit, hire and retain qualified skilled personnel. If we are unable to obtain work visas in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected.
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
In June 2016, the United Kingdom (UK) held a referendum pursuant to which voters elected to leave the EU, commonly referred to as Brexit. The UK formally left the EU on January 31, 2020 and began a transition period that is scheduled to end on December 31, 2020. During the transition period, the UK remains subject to EU law while they negotiate their future relationship with the EU, but is no longer part of the EU's political institutions and agencies. Although the long-term effects of Brexit will depend on any agreements the UK makes to retain access to the EU markets, Brexit has created additional uncertainties that may ultimately result in new regulatory costs and challenges for medical device companies and increased restrictions on imports and exports throughout Europe, which could adversely affect our ability to conduct and expand our operations in Europe and which may have an adverse effect on our business, financial condition and results of operations. Additionally, Brexit may increase the possibility that other countries may decide to leave the EU in the future.
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
The U.S. government has recently initiated substantial changes in U.S. trade policy and U.S. trade agreements, including the initiation of tariffs on certain foreign goods. In response to these tariffs, certain foreign governments instituted or are considering imposing tariffs on certain U.S. goods. In addition, the U.S. has recently negotiated new trade agreements that could impact us, including the United States-Mexico-Canada Agreement (USMCA), which will ultimately replace the North American Free Trade Agreement. While ratified by the U.S. and Mexico, USMCA is still subject to ratification by Canada, and various components may not be effective until 2021 or after. A trade war, trade barriers or other governmental actions related to tariffs, international trade agreements, import or export restrictions or other trade policies could adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, therefore, adversely affect our business, financial condition and results of operations.
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
We currently manufacture our products at a limited number of locations and any disruption to, expansion of, or changes in trade programs related to such manufacturing operations could adversely affect our business, financial condition and results of operations.
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
We depend on certain sole or limited source suppliers for certain key materials and components, including digital signal processor chips and analog-to-digital converter chips, for our noninvasive patient monitoring solutions. Some of these suppliers are based in China, which is currently facing a major health crisis related to the COVID-19 coronavirus. We may experience manufacturing problems related to these suppliers and other outside sources if such suppliers fail to develop, manufacture or ship products and components to us on a timely basis, or provide us with products and components that do not meet our quality standards and required quantities. In addition, from time to time there have been industry-wide shortages of certain components that we use in our noninvasive blood constituent patient monitoring solutions. We may also experience price increases for materials or components, with no guarantee that such increases can be passed along to our customers, which could adversely impact our gross margins.
If any of these problems occur, we may be unable to obtain substitute sources for these products and components on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time.
If we fail to comply with the reporting obligations of the Securities Exchange Act of 1934, or if we fail to maintain adequate internal control over financial reporting, our business, results of operations and financial condition and investors’ confidence in us could be adversely affected.
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
If we fail to maintain adequate internal controls over financial reporting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, any material weakness in our internal control environment could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business, negatively impact the trading price of our stock, and adversely affect investors’ confidence in our company and our ability to access capital markets for financing.
Changing laws and increasingly complex corporate governance and public disclosure requirements could have an adverse effect on our business and operating results.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the California Transparency in Supply Chains Act, the UK Modern Slavery Act and new regulations issued by the SEC and The Nasdaq Stock Market LLC, have and will create additional compliance requirements for us. For example, the Dodd-Frank Act includes provisions regarding, among other things, advisory votes on named executive officer compensation and “conflict minerals” reporting. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business, financial condition and results of operations. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses. To maintain high standards of corporate governance and public disclosure, we have invested in, and intend to continue to invest in, reasonably necessary resources to comply with evolving standards.
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
Future strategic initiatives, including acquisitions of businesses and strategic investments, could negatively affect our business, financial condition and results of operations if we fail to integrate the acquired businesses successfully into our existing operations or achieve the desired results of our investment.
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
Increased global cybersecurity vulnerabilities, cybersecurity threats, and sophisticated and targeted cybersecurity attacks pose a risk to the security of Masimo’s systems and networks, including the confidentiality, availability and integrity of any underlying information and data, and those of our customers, partners, suppliers and third-party service providers. Our ability to effectively manage and maintain our internal business information, and to ship products to customers and invoice them on a timely basis, depends significantly on our enterprise resource planning system and other information systems. Portions of our information technology systems may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. In addition, interfaces between our products and our customers’ computer networks could provide additional opportunities for cybersecurity attacks on us and our customers. The techniques used to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. Cybersecurity attacks in particular are evolving and include, but are not limited to, threats, malicious software, ransom ware, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of confidential or otherwise protected information and corruption of data. As a result, there can be no assurance that our protective measures will prevent or detect security breaches that could have a significant impact on our business, reputation, financial condition and results of operations.
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
In addition, under our Credit Facility, we are required to satisfy and maintain specified financial ratios and other affirmative covenants. Our ability to meet those financial ratios and affirmative covenants could be affected by events beyond our control and, therefore, we cannot be assured that we will be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under our Credit Facility. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the Credit Facility immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. As of December 28, 2019, we had no outstanding draws and $1.7 million of outstanding letters of credit under our Credit Facility and were in compliance with all applicable covenants. See Note 15 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on our Credit Facility.
Discontinuation, reform or replacement of LIBOR and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect our business.
The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out the London Inter-Bank Offered Rate (LIBOR) by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may also negatively impact interest expense related to borrowings under our Credit Facility. Borrowings under our Credit Facility bear interest, at our election, either at the Alternate Base Rate (as defined in the Credit Facility), or at the Adjusted LIBO Rate (as defined in the Credit Facility), which is derived from LIBOR. We may in the future pursue amendments to our Credit Facility to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As a result, additional financing to replace any then-outstanding LIBOR-based debt may be unavailable, more expensive or restricted by the terms of such outstanding indebtedness.
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
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $102.78 to $159.87 per share from December 30, 2018 to December 28, 2019. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors. In addition to the other risk factors previously discussed in this Annual Report on Form 10-K, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:

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
As of December 28, 2019, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 11.1% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock.
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
As of December 28, 2019, approximately 10.8 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 5.2 million shares were subject to options outstanding at such date at a weighted-average exercise price of $54.23 per share, approximately 2.8 million shares were subject to outstanding RSUs, approximately 0.4 million shares were subject to outstanding PSUs and approximately 2.4 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 24 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution.

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
Provisions in our amended and restated certificate of incorporation and second amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our amended and restated certificate of incorporation authorizes our Board to issue up to 5.0 million shares of “blank check” preferred stock. As a result, without further stockholder approval, our Board has the authority to attach special rights, including voting and dividend rights, to this preferred stock, including pursuant to a stockholder rights plan. With these rights, preferred stockholders could make it more difficult for a third-party to acquire us. In addition, our amended and restated certificate of incorporation provides for a staggered Board, whereby directors serve for three year terms, with one-third of the directors coming up for reelection each year. A staggered Board will make it more difficult for a third-party to obtain control of our Board through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our Board.
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
Our second amended and restated bylaws provide that the state or federal courts located within the State of Delaware are the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees or stockholders to our stockholders, (iii) any action asserting a claim against us arising pursuant to the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation or our second amended and restated bylaws or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine. However, this choice of forum provision does not apply to (a) actions in which the Court of Chancery in the State of Delaware concludes that an indispensable party is not subject to the jurisdiction of Delaware courts, or (b) actions in which a federal court has assumed exclusive jurisdiction to a proceeding. This choice of forum provision is not intended to apply to any actions brought under the Securities Act of 1933, as amended (the Securities Act), or the Securities Exchange Act of 1934, as amended (the Exchange Act). Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees or stockholders, which may discourage such lawsuits against us and our directors, officers and other employees or stockholders.

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
Our Board may from time to time declare, and we may pay, dividends on our outstanding shares in the manner and upon the terms and conditions provided by law. However, we may elect to retain all future earnings for the operation and expansion of our business, rather than paying cash dividends on our stock. In addition, under certain circumstances, our Credit Facility may limit our ability to pay cash dividends, as well as repurchase our common stock or make other distributions to shareholders. Any payment of cash dividends on our stock will be at the discretion of our Board and will depend upon our results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by our Board. In the event our Board declares any dividends, there is no assurance with respect to the amount, timing or frequency of any such dividends.
Any repurchase of our common stock under the stock repurchase plan authorized by our Board in July 2018 (2018 Repurchase Program) will be at the discretion of a committee comprised of our CEO and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. For additional information related to our 2018 Repurchase Program, please see Note 17 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
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
None.
ITEM 2.     PROPERTIES
We own two facilities in Irvine, California with combined square footage of approximately 314,400 that house our corporate headquarters and the majority of our U.S. research and development activities. We also own approximately 86,500 square feet of property in Hudson, New Hampshire, which is used to develop and manufacture advanced light emitting diodes and other advanced component-level technologies, as well as warehousing and administrative operations.
We continue to lease and occupy various other buildings in Irvine, California approximating a total of 105,800 square feet for product manufacturing, warehousing, distribution and sales support operations. These leases expire from December 2019 through December 2026. We also operate two separate facilities in Mexicali and San Luis Rio Colorado, Mexico with combined square footage of approximately 216,900 square feet, which are used to manufacture our products under a shelter labor agreement with Industrial Vallera de Mexicali, S.A. de C.V. (IVEMSA). IVEMSA leases these manufacturing facilities directly from the owners of the properties under separate agreements that are guaranteed by us. These leases expire in June 2021.
We also lease and occupy various other facilities throughout the world to operate our business. We believe that our existing facilities are adequate to meet our needs and that existing needs and future growth can be accommodated by purchasing or leasing alternative or additional space.

ITEM 3.	LEGAL PROCEEDINGS
The information set forth in Note 21 to our accompanying consolidated financial statements under the caption “Litigation” included in Part IV, Item 15(a) of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our stock is traded on the Nasdaq Global Select Market under the symbol “MASI”. As of February 12, 2020, the closing price of our stock was $181.76 per share, and the number of stockholders of record, excluding persons whose stock is in nominee or “street name” accounts through brokers, was 19.
Dividend Policy
We have historically not paid dividends to our stockholders. Any determination to declare and pay dividends will be made by our Board and will depend upon our results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by our Board. In addition, under certain circumstances, our Credit Facility may limit our ability to pay cash dividends. In the event a dividend is declared, there is no assurance with respect to the amount, timing or frequency of any such dividends. The dividend declared in 2012 was deemed to be a special dividend and there is no assurance that special dividends will be declared again during the expected term.
Stock Performance Graph
The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following stock performance graph compares total stockholder returns for Masimo Corporation from January 3, 2015 through December 28, 2019 against the Nasdaq Market Composite Index and Nasdaq Medical Equipment Index, assuming a $100 investment made on January 3, 2015. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Masimo Corporation, the Nasdaq Market Composite Index, and
the Nasdaq Medical Equipment Index

$600
$500
$400
$300
$200
$100
$0
01/03/15
01/02/16
12/31/16
12/30/2017
12/29/2018
12/28/2019
Masimo Corporation
Nasdaq Composite
Nasdaq Medical Equipment

*$100 invested on 1/3/2015 in stock or in index, including reinvestment of dividends. Indexes calculated on month-end basis.
Repurchases and Withholdings of Issuer Securities
In July 2018, our Board of Directors (Board) approved a new stock repurchase program, authorizing us to purchase up to 5.0 million additional shares of its common stock over a period of up to three years (Repurchase Program). The Repurchase Program became effective in September 2018. We expect to fund the Repurchase Program through its available cash, cash expected to be generated from future operations and other potential sources of capital. The Repurchase Program can be carried out at the discretion of a committee comprised of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. Any repurchases under the Repurchase Plan are subject to the availability of stock, general market conditions, the trading price of the stock, available capital, alternative uses for capital and our financial performance. During the year ended December 28, 2019, we repurchased approximately 0.3 million shares under the Repurchase Program at an average cost of $136.61 per share, totaling approximately $37.6 million. The total remaining shares authorized for repurchase under the Repurchase Program approximated 4.7 million shares as of December 28, 2019.

Issuer Repurchases and Withholdings of Equity Securities
During the three months ended December 28, 2019, we effected stock repurchases pursuant to the Repurchase Program. Shares repurchased by us or withheld to satisfy tax withholding obligations during each fiscal month of the quarter ended December 28, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
September 29, 2019 to October 26, 2019	—	$—	—	4,791,684
October 27, 2019 to November 23, 2019	66,598	144.60	274,914	4,725,086
November 24, 2019 to December 28, 2019	—	—	—	4,725,086
Total	66,598	$144.60	274,914	4,725,086
_____________

(1)
In July 2018, our board of directors authorized the Repurchase Program, whereby we may repurchase up to 5.0 million shares of our common stock. The Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions.

During the year ended December 28, 2019, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of performance share units by withholding shares of our common stock, with an aggregate fair market value on the date of vesting equal to the tax withholding obligations, from the shares of our common stock actually issued in connection with such award. Shares withheld to satisfy tax withholding obligations for the year ended December 28, 2019 and December 29, 2018 were as follows (in thousands, except per share amounts):

	Three Months Ended		Year Ended
	December 28, 2019	December 29 2018	December 28, 2019	December 29, 2018
Shares withheld	—	—	1	2
Average cost per share	$—	$—	$105.52	$86.08
Value of shares withheld	$—	$—	$123	$168

ITEM 6.	SELECTED FINANCIAL DATA
The following tables reflect selected financial data derived from our consolidated financial statements for each of the last five years. The consolidated statement of operations data for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 and the consolidated balance sheet data as of December 28, 2019 and December 29, 2018 were derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2016 and January 2, 2016, and the consolidated balance sheet data as of December 30, 2017, December 31, 2016 and January 2, 2016 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.
We adopted Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842), effective December 30, 2018, using the modified retrospective approach and applying the current-period adjustment method of adoption. Pursuant to such adoption method, all periods beginning on or after December 30, 2018 are presented under ASC 842 with a cumulative effect adjustment to the opening balance sheet as of the first day of fiscal year 2019, and all prior period amounts are not adjusted and continue to be reported in accordance with the legacy accounting requirements under ASC Topic 840, Leases. See Note 2 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information related to our adoption of this new accounting standard.
The selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 28, 2019	Year Ended December 29, 2018	Year Ended December 30, 2017(1)	Year Ended December 31, 2016(1)	Year Ended January 2, 2016(1)(2)
	(in thousands, except per share amounts)
Statement of Operations:
Revenue:
Product	$936,408	$829,874	$738,242	$673,962	$599,334
Royalty and other revenue	1,429	28,415	52,006	38,936	30,777
Total revenue	937,837	858,289	790,248	712,898	630,111
Cost of goods sold	308,665	283,397	268,216	234,560	220,128
Gross profit	629,172	574,892	522,032	478,338	409,983
Operating expenses:
Selling, general and administrative	314,661	285,417	273,011	254,707	252,725
Research and development	93,295	81,006	65,234	57,686	56,617
Litigation settlement, award and/or defense costs	—	425	—	(270,000)	(19,609)
Total operating expenses	407,956	366,848	338,245	42,393	289,733
Operating income	221,216	208,044	183,787	435,945	120,250
Non-operating income (expense)	12,950	5,732	2,013	(2,429)	(3,905)
Income before provision for income taxes	234,166	213,776	185,800	433,516	116,345
Provision for income taxes	37,950	20,233	61,011	122,419	34,845
Net income including noncontrolling interests	196,216	193,543	124,789	311,097	81,500
Net income attributable to noncontrolling interests	—	—	—	—	(1,800)
Net income attributable to Masimo Corporation stockholders	$196,216	$193,543	$124,789	$311,097	$83,300

Net income per common share attributable to Masimo Corporation stockholders(3):
Basic	$3.67	$3.70	$2.42	$6.28	$1.62
Diluted	$3.44	$3.45	$2.23	$5.85	$1.55
Weighted-average number of common shares:
Basic	53,434	52,296	51,516	49,530	51,311
Diluted	57,100	56,039	55,874	53,195	53,707

	December 28, 2019	December 29, 2018	December 30, 2017(1)	December 31, 2016(1)	January 2, 2016(1)(2)
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$687,687	$552,490	$315,302	$305,970	$132,317
Working capital	823,843	642,722	430,041	289,830	166,509
Total assets	1,396,128	1,154,818	905,436	814,352	601,735
Total debt	—	—	—	71	185,145
Total equity	1,167,874	969,065	724,025	584,177	275,712
______________

(1)
Certain information presented as of and for the periods ended December 30, 2017 and December 31, 2016 have been previously restated to reflect the full retrospective application of the new revenue accounting standard, Accounting Standards Update (ASU) No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (ASU 2014-09), as of December 31, 2017. Information presented as of and for the period ended January 2, 2016 has not been restated and continues to reflect the prior revenue recognition guidance pursuant to ASC Topic 605, Revenue Recognition.

(2)
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

(3)
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
Executive Overview
We are a global medical technology company that develops, manufactures and markets a variety of noninvasive monitoring technologies and hospital automation solutions. Our mission is to improve patient outcomes and reduce the cost of patient care. Our patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software and/or cables. We provide our products to hospitals, emergency medical service (EMS) providers, home care providers, long-term care facilities, physician offices, veterinarians and consumers through our direct sales force, distributors and original equipment manufacturers (OEM) partners. We were incorporated in California in May 1989 and reincorporated in Delaware in May 1996.
Our core business is Measure-through Motion and Low Perfusion™  pulse oximetry, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry. Our product offerings have expanded significantly over the years to also include noninvasive monitoring of blood constituents with an optical signature, optical regional oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring and exhaled gas monitoring. In addition, we have developed the Root® patient monitoring and connectivity platform, the Radical-7® and Rad-97® bedside and portable patient monitors and the Radius-7® wearable wireless patient monitor. We have also developed hospital automation and connectivity solutions, such as the Masimo Patient SafetyNet™ supplemental remote patient surveillance and monitoring system, which currently allows up to 200 patients to be monitored and viewed simultaneously and remotely through a PC-based monitor or by care providers through their pagers, voice-over-IP phones or smartphones; Iris® and Iris Gateway®, which allow the transfer of data from Masimo and third-party devices to hospital electronic medical records; and UniView™, which provides an integrated display of real-time data from Masimo and third-party devices. Please see Part I, Item 1 of this Annual Report on Form 10-K for additional information related to our business, products and technologies.
Adoption of Lease Accounting Standard
Effective December 30, 2018, we adopted ASC Topic 842, Leases (ASC 842). Our adoption of ASC 842 generally resulted in (a) the recognition of lessee right-of-use (ROU) assets for the right to use assets subject to operating leases; (b) the recognition of lessee lease liabilities for our obligation to make payments under operating leases; and (c) the acceleration of when we recognize certain revenue and costs as a lessor of equipment provided to end-user hospitals at no up-front charge under deferred equipment agreements with fixed multi-year sensor purchase commitments. See “Critical Accounting Policies and Estimates” below and Note 2 to our accompanying consolidated financial statements included in Part I, Item 1 of this Annual Report on Form 10-K for additional information related to our adoption of this new accounting standard.
Stock Repurchase Program
In July 2018, our Board approved a stock repurchase program authorizing us to purchase up to 5.0 million shares of our common stock over a period of up to three years (2018 Repurchase Program). The 2018 Repurchase Program may be carried out at the discretion of a committee comprised of our CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. For additional information regarding our current and prior stock repurchase programs, see Part II, Item 5 and Note 17 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as U.S. Dollar amounts and as a percentage of revenue.

	Year Ended December 28, 2019		Year Ended December 29, 2018		Year Ended December 30, 2017
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenue:
Product	$936,408	99.8%	$829,874	96.7%	$738,242	93.4%
Royalty and other revenue	1,429	0.2	28,415	3.3	52,006	6.6
Total revenue	937,837	100.0	858,289	100.0	790,248	100.0
Cost of goods sold	308,665	32.9	283,397	33.0	268,216	33.9
Gross profit	629,172	67.1	574,892	67.0	522,032	66.1
Operating expenses:
Selling, general and administrative	314,661	33.6	285,417	33.3	273,011	34.5
Research and development	93,295	9.9	81,006	9.4	65,234	8.3
Litigation settlement, award and/or defense costs	—	—	425	—	—	—
Total operating expenses	407,956	43.5	366,848	42.7	338,245	42.8
Operating income	221,216	23.6	208,044	24.2	183,787	23.3
Non-operating income	12,950	1.4	5,732	0.7	2,013	0.3
Income before provision for income taxes	234,166	25.0	213,776	24.9	185,800	23.5
Provision for income taxes	37,950	4.0	20,233	2.4	61,011	7.7
Net income	$196,216	20.9%	$193,543	22.5%	$124,789	15.8%
Comparison of the Year ended December 28, 2019 to the Year ended December 29, 2018
Revenue. Total revenue increased $79.5 million, or 9.3%, to $937.8 million for the year ended December 28, 2019, from $858.3 million for the year ended December 29, 2018. The following table details our total product revenues by the geographic area to which the products were shipped for fiscal years 2019 and 2018 (dollars in thousands):

	Year Ended December 28, 2019		Year Ended December 29, 2018		Increase/ (Decrease)	Percentage Change
United States (U.S.)	$636,371	68.0%	$566,816	68.3%	$69,555	12.3%
Europe, Middle East and Africa	183,363	19.6	160,910	19.4	22,453	14.0
Asia and Australia	87,961	9.4	75,534	9.1	12,427	16.5
North and South America (excluding U.S.)	28,713	3.0	26,614	3.2	2,099	7.9
Total product revenue	$936,408	100.0%	$829,874	100.0%	$106,534	12.8%
Royalty and other revenue	1,429		28,415		(26,986)	(95.0)%
Total revenue	$937,837		$858,289		$79,548

Product revenues increased $106.5 million, or 12.8%, to $936.4 million for the year ended December 28, 2019 from $829.9 million for the year ended December 29, 2018. This increase was primarily due to higher revenue from consumables, parameters and monitors, including approximately $10.2 million of net accelerated revenue pursuant to ASC 842. Partially offsetting this increase was the impact of approximately $6.7 million of unfavorable foreign exchange rate movements from the prior year that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. During the year ended December 28, 2019, we shipped approximately 246,200 noninvasive technology boards and monitors, an increase of approximately 14,500 units, or 6.3%, from approximately 231,700 units shipped during the year ended December 29, 2018.

Product revenue generated through our direct and distribution sales channels increased $98.2 million, or 13.7%, to $816.8 million for the year ended December 28, 2019, compared to $718.6 million for the year ended December 29, 2018. Revenues from our OEM channel increased $8.3 million, or 7.5%, to $119.6 million for the year ended December 28, 2019 as compared to $111.3 million for the year ended December 29, 2018.
Royalty and other revenue historically consisted primarily of royalties received from Medtronic plc (Medtronic) and revenue from non-recurring engineering services for a certain OEM customer. For the year ended December 28, 2019, royalty and other revenue decreased $27.0 million, or 95.0%, to $1.4 million from $28.4 million for the year ended December 29, 2018, primarily due to lower royalties from Medtronic as a result of the expiration of their obligation to pay us sales-based royalties after October 6, 2018. We received our final royalty payment from Medtronic during the three months ended March 30, 2019. We currently do not expect any significant royalty or other revenue in the future.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for fiscal years 2019 and 2018 was as follows (dollars in thousands):

	Gross Profit
	Year Ended December 28, 2019	Percentage of Net Revenues	Year Ended December 29, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Product gross profit	$627,911	67.1%	$547,188	65.9%	$80,723	14.8%
Royalty and other revenue gross profit	1,261	88.2	27,704	97.5	(26,443)	(95.4)
Total gross profit	$629,172	67.1%	$574,892	67.0%	$54,280	9.4%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products and the rendering of non-recurring engineering (NRE) services. Cost of goods sold increased $25.3 million to $308.7 million for the year ended December 28, 2019, from $283.4 million for the year ended December 29, 2018, primarily due to higher product sales volume and a net increase in costs related to leased equipment pursuant to our recent adoption of ASC 842 of approximately $5.0 million, which was partially offset by lower costs of materials, increased leverage of our fixed production costs and lower inventory valuation reserves. Product gross margins increased to 67.1% for the year ended December 28, 2019 from 65.9% for the year ended December 29, 2018, primarily due to favorable customer and product mix, manufacturing cost improvements and lower inventory valuation reserves. Royalty and other revenue gross profit decreased by $26.4 million for the year ended December 28, 2019 compared to the year ended December 29, 2018, due to lower royalties from Medtronic as a result of the expiration of their obligation to pay us royalties after October 6, 2018.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for fiscal years 2019 and 2018 were as follows (dollars in thousands):

Selling, General and Administrative
Year Ended December 28, 2019	Percentage of Net Revenues	Year Ended December 29, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$314,661	33.6%	$285,417	33.3%	$29,244	10.2%
Selling, general and administrative expenses increased $29.2 million, or 10.2%, to $314.7 million for the year ended December 28, 2019 from $285.4 million for the year ended December 29, 2018. This increase was primarily attributable to higher payroll-related costs of approximately $18.4 million, higher legal and professional fees of approximately $3.0 million and higher acquisition and strategic investment-related costs of approximately $3.2 million. In addition, during the year ended December 29, 2018, we recovered approximately $2.2 million in previously paid medical device excise taxes and realized approximately $2.0 million in bad debt recoveries related to proceedings against a foreign agent.
Approximately $30.5 million and $21.4 million of stock-based compensation expense was included in selling, general and administrative expenses for the years ended December 28, 2019 and December 29, 2018, respectively. The increase in stock-based compensation expense during the year ended December 28, 2019 was due to both the composition of the equity awards granted and a significant increase in the fair market value of our stock from the prior year that increased the value of the equity awards granted during the year. See Note 18 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on our stock-based compensation programs.

Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for fiscal years 2019 and 2018 were as follows (dollars in thousands):

Research and Development
Year Ended December 28, 2019	Percentage of Net Revenues	Year Ended December 29, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$93,295	9.9%	$81,006	9.4%	$12,289	15.2%
Research and development expenses increased $12.3 million, or 15.2%, to $93.3 million for the year ended December 28, 2019 from $81.0 million for the year ended December 29, 2018, primarily due to increases in payroll-related costs of approximately $8.6 million, higher information technology and systems allocations of $1.0 million, higher occupancy-related costs of $1.0 million and higher engineering project expenses of approximately $0.8 million.
Included in research and development expenses was approximately $8.3 million and $5.7 million of stock-based compensation expense for the years ended December 28, 2019 and December 29, 2018, respectively. The increase in stock-based compensation expense during the year ended December 28, 2019 was primarily due to the increase in the fair market value of our stock from the prior year that increased the value of the equity awards granted during the year. See Note 18 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on our stock-based compensation programs.
Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange losses. Non-operating income for fiscal years 2019 and 2018 was as follows (dollars in thousands):

Non-operating Income
Year Ended December 28, 2019	Percentage of Net Revenues	Year Ended December 29, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$12,950	1.4%	$5,732	0.7%	$7,218	125.9%
Non-operating income was $13.0 million for the year ended December 28, 2019, as compared to $5.7 million of non-operating income for the year ended December 29, 2018. This net increase of approximately $7.2 million was primarily due to approximately $5.7 million in higher interest income. In addition, we recognized approximately $0.6 million of net realized and unrealized losses on foreign currency denominated transactions during the year ended December 28, 2019, as compared to approximately $2.0 million of net realized and unrealized losses on foreign currency denominated transactions during the year ended December 29, 2018.
Provision for Income Taxes. Our provision for income taxes for fiscal years 2019 and 2018 was as follows (dollars in thousands):

Provision for Income Taxes
Year Ended December 28, 2019	Percentage of Net Revenues	Year Ended December 29, 2018	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$37,950	4.0%	$20,233	2.4%	$17,717	87.6%
Our provision for income taxes was $38.0 million for the year ended December 28, 2019 compared to $20.2 million for the year ended December 29, 2018. Our effective tax rate was 16.2% for the year ended December 28, 2019 compared to 9.5% for the year ended December 29, 2018. This increase in our effective tax rate for the year ended December 28, 2019 resulted primarily from a decrease in the amount of excess tax benefits realized from stock-based compensation pursuant to ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) of approximately $6.3 million compared to the year ended December 29, 2018.

We have made no provision for U.S. income taxes or foreign withholding taxes on approximately $97.0 million in accumulated earnings from our foreign subsidiaries as we expect that such amounts will continue to be indefinitely reinvested in operations outside the U.S. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to a portion of our earnings being generated from countries other than the U.S., where such earnings are generally subject to lower tax rates than the U.S., excess tax benefits from U.S. stock-based compensation and research and development tax credits. While we expect our worldwide consolidated effective tax rate will continue to be lower than the U.S. federal statutory rate, our actual future effective income tax rate will depend on various factors, including the geographic composition of our pre-tax income, the amount of excess tax benefits realized from U.S. stock-based compensation, the amount of our research and development tax credits, the deductibility of executive compensation, changes in tax laws, changes in deferred tax asset valuation allowances and the recognition and derecognition of tax benefits associated with uncertain tax positions.
Comparison of the Year ended December 29, 2018 to the Year ended December 30, 2017
Revenue. Total revenue increased $68.0 million, or 8.6%, to $858.3 million for the year ended December 29, 2018, from $790.2 million for the year ended December 30, 2017.The following table details our total product revenues by the geographic area to which the products were shipped for fiscal years 2018 and 2017 (dollars in thousands):

	Year Ended December 29, 2018		Year Ended December 30, 2017		Increase/ (Decrease)	Percentage Change
United States (U.S.)	$566,816	68.3%	$502,983	68.1%	$63,833	12.7%
Europe, Middle East and Africa	160,910	19.4	138,689	18.8	22,221	16.0
Asia and Australia	75,534	9.1	72,434	9.8	3,100	4.3
North and South America (excluding U.S.)	26,614	3.2	24,136	3.3	2,478	10.3
Total product revenue	$829,874	100.0%	$738,242	100.0%	$91,632	12.4%
Royalty and other revenue	28,415		52,006		(23,591)	(45.4)%
Total revenue	$858,289		$790,248		$68,041
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
For the year ended December 29, 2018, royalty and other revenue decreased $23.6 million or 45.4%, to $28.4 million from $52.0 million for the year ended December 30, 2017, primarily due to the completion of the majority of our contracted NRE services in the prior year. In addition, Medtronic was no longer required to pay sales-based royalties to us after October 6, 2018.
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
Selling, General and Administrative. Selling, general and administrative expenses for fiscal years 2018 and 2017 were as follows (dollars in thousands):

Selling, General and Administrative
Year Ended December 29, 2018	Percentage of Net Revenues	Year Ended December 30, 2017	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$285,417	33.3%	$273,011	34.5%	$12,406	4.5%
Selling, general and administrative expenses increased $12.4 million, or 4.5%, to $285.4 million for the year ended December 29, 2018 from $273.0 million for the year ended December 30, 2017. This net increase was primarily attributable to higher payroll-related costs of approximately $24.2 million, higher GPO fees and third-party commission expenses of approximately $2.8 million and higher charitable donations of approximately $2.6 million. These increased expenses were partially offset by lower legal expenses of approximately $2.7 million and the non-recurrence of a net charge of approximately $10.5 million recorded during the year ended December 30, 2017 related to an arbitration proceeding that we initiated against a former appointed foreign agent, and a $2.0 million partial recovery against such charge during the year ended December 29, 2018. See Note 21 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on the status of this arbitration proceeding.
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
Research and Development. Research and development expenses for fiscal years 2018 and 2017 were as follows (dollars in thousands):

Research and Development
Year Ended December 29, 2018	Percentage of Net Revenues	Year Ended December 30, 2017	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$81,006	9.4%	$65,234	8.3%	$15,772	24.2%
Research and development expenses increased $15.8 million, or 24.2%, to $81.0 million for the year ended December 29, 2018 from $65.2 million for the year ended December 30, 2017. This net increase was due primarily to increases in payroll-related costs of approximately $10.1 million, engineering project costs of approximately $0.8 million and occupancy-related costs of approximately $0.8 million, as well as $3.0 million less in allocations to cost of goods sold due to lower NRE service revenue.
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

Litigation Settlement, Award and/or Defense Costs. Litigation settlement, award and/or defense costs for fiscal years 2018 and 2017 were as follows (dollars in thousands):

Litigation Settlement, Award and/or Defense Costs
Year Ended December 29, 2018	Percentage of Net Revenues	Year Ended December 30, 2017	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$425	—%	$—	—%	$425	100.0%
Litigation settlement, award and/or defense costs was $0.4 million for the year ended December 29, 2018, as compared to zero litigation settlement, award and/or defense costs for the year ended December 30, 2017. This increase relates entirely to a settlement agreement with our former insurance carrier relating to previously advanced defense costs in connection with an employment-related arbitration award.
Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange losses. Non-operating income for fiscal years 2018 and 2017 was as follows (dollars in thousands):

Non-operating Income
Year Ended December 29, 2018	Percentage of Net Revenues	Year Ended December 30, 2017	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$5,732	0.7%	$2,013	0.3%	$3,719	184.7%
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
Our provision for income taxes was $20.2 million for the year ended December 29, 2018 compared to $61.0 million for the year ended December 30, 2017. Our effective tax rate was 9.5% for the year ended December 29, 2018 compared to 32.8% for the year ended December 30, 2017. This decrease in our effective tax rate was primarily due to discrete charges of $43.5 million during the year ended December 30, 2017 for the estimated impact of the Tax Cuts and Jobs Act of 2017 that was signed in to law on December 22, 2017 (2017 Tax Act), and our related decision to repatriate up to $180.0 million of accumulated undistributed foreign earnings. During the year ended December 29, 2018, we recorded a tax benefit of approximately $5.0 million related to the derecognition of uncertain tax positions due to the expiration of the statutes of limitations. Partially offsetting these decreases to our effective tax rate were lower tax benefits for stock-based compensation of approximately $22.0 million for the year ended December 29, 2018 as compared to $39.2 million for the year ended December 30, 2017. See Note 20 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information related to the impact of the 2017 Tax Act on our tax provision and tax rate for the years ended December 29, 2018 and December 30, 2017.
Our effective tax rate was lower than the U.S. federal statutory rate primarily due to a portion of our earnings being generated from countries other than the U.S., where such earnings are generally subject to lower tax rates than the U.S., excess tax benefits from U.S. stock-based compensation and research and development tax credits.

Liquidity
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, short-term investments, future funds expected to be generated from operations and available borrowing capacity under our credit facility. As of December 28, 2019, we had approximately $823.8 million in working capital, approximately $567.7 million in cash and cash equivalents and approximately $120.0 million in short-term investments as compared to approximately $642.7 million in working capital and approximately $552.5 million in cash and cash equivalents at December 29, 2018. Our short-term investments consist entirely of certificates of deposits maturing in one year or less. We carry cash equivalents and short term investments at cost that approximates fair value.
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of December 28, 2019, we had cash totaling $108.7 million held outside of the U.S., which approximately $83.8 million was accessible without additional tax cost and approximately $24.9 million was accessible at an incremental estimated tax cost of up to $0.2 million. We currently have sufficient domestic funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our domestic operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
Cash Flows

The following table summarizes our cash flows (in thousands):
	Year Ended
	December 28, 2019	December 29, 2018
Net cash provided by (used in):
Operating activities	$221,640	$239,527
Investing activities	(197,681)	(26,152)
Financing activities	(9,339)	25,780
Effect of foreign currency exchange rates on cash	814	(1,997)
Increase in cash, cash equivalents, and restricted cash	$15,434	$237,158
Operating Activities. Cash provided by operating activities for the year ended December 28, 2019 was $221.6 million and was driven primarily by net income of $196.2 million. Non-cash activity included stock-based compensation of $39.2 million, depreciation and amortization of $23.5 million and a deferred income tax benefit of $6.0 million. Additional sources of cash related to changes in operating assets and liabilities included increases in accounts payable, deferred revenue and other contract-related liabilities, and accrued compensation of $9.9 million, $7.7 million and $5.3 million, respectively, primarily due to the timing of payments. These sources of cash were partially offset by other changes in operating assets and liabilities related to increases in accounts receivable and lease receivable of $23.6 million and $12.0 million, respectively, primarily due to the timing of cash receipts, an increase in inventory of $21.3 million, primarily due to the growth in our business and the timing of shipments, and an increase in other current assets of $8.5 million, primarily due to the timing of various tax payments and refunds.
Cash provided by operating activities for the year ended December 29, 2018 was $239.5 million and was driven primarily by net income of $193.5 million. Non-cash activity included stock-based compensation of $27.4 million, depreciation and amortization of $21.1 million and a deferred income tax benefit of $8.3 million. Additional sources of cash related to changes in operating assets and liabilities included a decrease in accounts receivable of $10.8 million, primarily due to the timing of collections, and increases in accrued compensation, accounts payable and other accrued liabilities of $10.2 million, $5.2 million and $3.9 million, respectively, primarily due to the timing of payments. These sources of cash were partially offset by other changes in operating assets and liabilities related to an increase in deferred cost of goods of $17.9 million, primarily due to the growth in our business, and a decrease in other non-current liabilities of $7.6 million, primarily due to the derecognition of uncertain tax positions as a result of the expiration of certain statutes of limitations.
Investing Activities. Cash used in investing activities for the fiscal year ended December 28, 2019 was $197.7 million, consisting primarily of $120.0 million for purchases of short-term investments, $68.4 million for purchases of property and equipment of which $35.6 million related to the purchase of two buildings, $5.2 million related to the acquisition of a strategic investment and $4.1 million for intangible assets related to capitalized patent and trademark costs.

Cash used in investing activities for the fiscal year ended December 29, 2018 was $26.2 million, consisting primarily of $17.1 million for purchases of property and equipment, $5.6 million for intangible assets related to capitalized patent and trademark costs and $3.9 million related to the purchase of a private patient monitoring software company.
Financing Activities. Cash used in financing activities for the fiscal year ended December 28, 2019 was $9.3 million, resulting primarily from cash paid for common stock repurchase transactions that settled during the year of $37.6 million, which were partially offset by proceeds from the issuance of common stock (upon exercise of options) of $28.3 million.
Cash provided by financing activities for the fiscal year ended December 29, 2018 was $25.8 million, resulting primarily from proceeds from the issuance of common stock (upon exercise of options) of $44.7 million, which were partially offset by cash paid for common stock repurchase transactions that settled during the year of $18.5 million.
Capital Resources and Prospective Capital Requirements
We currently maintain a Credit Agreement (Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, and Bank of the West, as a Lender (collectively, the Initial Lenders). The Credit Facility provides for up to $148.3 million of unsecured borrowings, with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity to up to $550.0 million in the future with the Initial Lenders and additional Lenders, as required. The Credit Facility also provides for a sublimit of up to $25.0 million for the issuance of letters of credit and a sublimit of $75.0 million for borrowings in specified foreign currencies. All unpaid principal under the Credit Facility will become due and payable on December 17, 2023. Proceeds from the Credit Facility are expected to be used for general corporate, capital investment and working capital needs. For additional information regarding the Credit Facility, see Note 15 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
In July 2018, our Board approved the 2018 Repurchase Program, authorizing us to purchase up to 5.0 million additional shares of its common stock over a period of up to three years. The 2018 Repurchase Program became effective in September 2018 upon the expiration of our previous repurchase program. For additional information regarding our stock repurchase programs, see Note 17 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
In January 2020, we entered into a definitive agreement for the acquisition of the Connected Care business from NantHealth, Inc. for approximately $47.3 million in cash, subject to certain purchase price adjustments. The transaction closed in February 2020.
We expect to fund our future operating, investing and financing activities through our available cash, future cash from operations, our Credit Facility and other potential sources of capital. In addition to funding our working capital requirements, we anticipate additional capital expenditures during fiscal year 2020 of approximately $75.0 million, primarily related to investments in infrastructure growth. Possible additional uses of cash may include the acquisition of technologies or technology companies, as well as repurchases of stock under our authorized stock repurchase program. However, any repurchases of stock will be subject to numerous factors, including the availability of our stock, general market conditions, the trading price of our stock, available capital, alternative uses for capital and our financial performance. In addition, the amount and timing of our actual investing activities will vary significantly depending on numerous factors, including the timing and amount of capital expenditures, costs of product development efforts, our timetable for international sales operations and manufacturing expansion, stock repurchase activity and costs related to our domestic and international regulatory requirements. Despite these investment requirements, we anticipate that our existing cash and cash equivalents and amounts available under our new Credit Facility will be sufficient to meet our working capital requirements, capital expenditures and other operational funding needs for at least the next 12 months.
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

Contractual Obligations and Commercial Commitments
The following table summarizes our outstanding contractual obligations and commercial commitments as of December 28, 2019 and the effect those obligations are expected to have on our cash liquidity and cash flow in future periods (in thousands). The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. As a result, the actual cash outflows in future periods will vary, possibly materially, from those reflected in this table.

	Payments Due By Period
	Less than 1 Year	Between 1-3 Years	Between 3-5 Years	More than 5 Years		Total
Operating leases(1)	$5,280	$5,536	$3,631	$9,399	(3)	$23,846
Purchase commitments(2)(4)	108,400	—	—	—		108,400
Total contractual obligations	$113,680	$5,536	$3,631	$9,399		$132,246
______________

(1)	Undiscounted lease payments for operating leases.

(2)	Certain inventory items under non-cancellable purchase orders.

(3)	Includes optional renewal periods for certain leases.

(4)	Excludes the purchase commitment of $47.3 million related to the acquisition of NantHealth, Inc.’s Connected Care business pursuant to the definitive agreement executed in January 2020.
Other obligations. As of December 28, 2019, our estimated liabilities related to uncertain tax positions, including interest, were $13.2 million. Due to the high degree of uncertainty regarding the timing of potential cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amounts and periods in which these liabilities might be made.
In addition, we had the following annual minimum royalty commitments to Cercacor, as of December 28, 2019 (in thousands):

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

We believe that the critical accounting policies that are the most significant for purposes of fully understanding and evaluating our reported financial results include the following:
Revenue Recognition, Deferred Revenue and Other Contract Liabilities
We derive the majority of our product revenue from four primary sources: (i) direct sales under deferred equipment agreements with end-user hospitals where we provide up-front monitoring equipment at no up-front charge in exchange for a multi-year sensor purchase commitment; (ii) other direct sales of noninvasive monitoring solutions to end-user hospitals, emergency medical response organizations and other direct customers; (iii) sales of noninvasive monitoring solutions to distributors who then typically resell to end-user hospitals, emergency medical response organizations and other customers; and (iv) sales of integrated circuit boards to OEM customers who incorporate our embedded software technology into their multiparameter monitoring devices. Subject to customer credit considerations, the majority of such sales are made on open account using industry standard payment terms based on the geography within which the specific customer is located.
We generally recognize revenue following a single, principles-based five-step model to be applied to all contracts with customers and generally provide for the recognition of revenue in an amount that reflects the consideration to which we expect to be entitled, net of allowances for estimated returns, discounts or sales incentives, as well as taxes collected from customers that are remitted to government authorities, when control over the promised goods or services are transferred to the customer. Revenue related to equipment supplied under sales-type lease arrangements is recognized once control over the equipment is transferred to the customer, while revenue related to equipment supplied under operating-type lease arrangements is generally recognized on a straight-line basis over the term of the lease.
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
Sales under deferred equipment agreements are generally structured such that we agree to provide certain monitoring-related equipment, software, installation, training and/or warranty support at no up-front charge in exchange for the customer’s commitment to purchase sensors over the term of the agreement, which generally ranges from three to six years. We allocate contract consideration under deferred equipment agreements containing fixed annual sensor purchase commitments to the underlying lease and non-lease components at contract inception. In determining whether any underlying lease components are related to a sales-type lease or an operating lease, we evaluate the customer’s rights and ability to control the use of the underlying equipment throughout the contract term, including any equipment substitution rights retained by us, as well as our expectations surrounding potential contract/lease extensions or renewals and the customer’s likelihood to exercise any purchase options. Revenue allocable to non-lease components is generally recognized as such non-lease components are satisfied. Revenue allocable to lease components under sales-type lease arrangements is generally recognized when control over the equipment is transferred to the customer. Revenue allocable to lease components under operating lease arrangements is generally recognized over the term of the operating lease. We generally do not expect to derive any significant value in excess of such asset’s unamortized book value from equipment underlying our operating leases arrangements.
Revenue from direct sales of our products to end-user hospitals, emergency medical response organizations, other direct customers, distributors and OEM customers is generally recognized by us when control of such products transfer to the customer based upon the terms of the contract or underlying purchase order. Revenue related to OEM rainbow® parameter software licenses is recognized by us upon the OEM’s shipment of its product to its customer, as reported to us by the OEM.

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
We determine any required inventory valuation adjustments based on an evaluation of the expected future use of our inventory on an item by item basis. We apply historical obsolescence rates to estimate the loss on inventory expected to have a recovery value below cost. Our historical obsolescence rates are developed from our company specific experience for major categories of inventory, which are then applied to excess inventory on an item by item basis. We also record other specific inventory valuation adjustments when we become aware of other unique events that result in a known recovery value below cost. For inventory items that have been written down, the reduced value becomes the new cost basis. If our estimates for potential inventory losses prove to be too low, our future earnings will be affected when any related additional inventory losses are recorded.
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
Changes in the types and quantity of equity awards, as well as the fair market value of our stock may impact the cost of future stock option grants. In general, to the extent that the fair market value of our stock increases, the overall cost of granting these options will also increase. For further details regarding our stock-based compensation see Note 18 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

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
As a multinational corporation, we are subject to complex tax laws and regulations in various jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. We have concluded all U.S. federal income tax matters for years through 2015 and all material state, local and foreign income tax matters for years through 2012. Given the foregoing, our actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional liabilities or potentially to reverse previously recorded tax liabilities.
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
Litigation Costs and Contingencies
We record a charge equal to at least the minimum estimated liability for a loss contingency or litigation settlement when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. The determination of whether a loss contingency or litigation settlement is probable or reasonably possible involves a significant amount of management judgment, as does the estimation of the range of loss given the nature of contingencies. Liabilities related to litigation settlements with multiple elements are recorded based on the fair value of each element. Legal and other litigation related expenses are recognized as the services are provided. We record insurance and other indemnity recoveries for litigation expenses when both of the following conditions are met: (i) the recovery is probable and (ii) collectability is reasonably assured. The insurance recoveries recorded are only to the extent the litigation costs have been incurred and recognized in the financial statements; however, it is reasonably possible that the actual recovery may be significantly different from our estimates. There are many uncertainties associated with any litigation, and we cannot provide assurance that any actions or other third-party claims against us will be resolved without costly litigation or substantial settlement charges. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected.
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

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. We do not believe our cash equivalents are subject to significant interest rate risk due to their short terms to maturity. As of December 28, 2019, the carrying value of our cash equivalents approximated fair value. We currently do not have any significant risks associated with interest rates fluctuations related to interest expense. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Therefore, declines in interest rates over time will reduce our interest income while increases in interest rates will increase our interest income. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments and interest income approximately $0.1 million for each $10.0 million in interest-bearing investments.
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
Our primary foreign currency exchange rate exposures are with the Canadian dollar, Euro, Japanese Yen, Swedish Krona, the British Pound, Mexico Peso and Australian Dollar. Foreign currency exchange rates may experience significant volatility from one period to the next. Specifically, during the fiscal year ended December 28, 2019, we estimate that fluctuations in the exchange rates between the U.S. Dollar and other foreign currencies, including the Canadian Dollar, Euro and the Australian Dollar, adversely impacted our revenues by $6.7 million. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of December 28, 2019 would have resulted in an estimated reduction of $15.1 million in reported pre-tax income for the year ended December 28, 2019. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2019.
Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 28, 2019. Their attestation report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 28, 2019, is included in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 28, 2019 there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2020 (2020 Proxy Statement).

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information contained in the 2020 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information contained in the 2020 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information contained in the 2020 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained in the 2020 Proxy Statement.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The Consolidated Financial Statements of Masimo Corporation and Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm, are included in a separate section of this Annual Report on Form 10-K beginning on page F-1.
(a)(2) Financial Statement Schedules
The financial statement schedule is included in a separate section of this Annual Report on Form 10-K beginning on page F-1.
(a)(3) Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2(2)	Second Amended and Restated Bylaws adopted on October 24, 2019 (Exhibit 3.1)

4.1(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2(4)#	Masimo Retirement Savings Plan (Exhibit 4.7)

4.3*	Description of Securities of Masimo Corporation

10.1(1)#	Form of Indemnity Agreement between the Registrant and its officers and directors (Exhibit 10.1)

10.2(5)#	Amended and Restated Employment Agreement, dated November 4, 2015, between Joe Kiani and the Registrant (Exhibit 10.1)

10.3(16)	First Amendment to November 4, 2015 Amended and Restated Employment Agreement, dated July 27, 2017, by and between Masimo Corporation and Joe Kiani (Exhibit 10.1)

10.4(1)#	Offer Letter, dated February 15, 1996, between Yongsam Lee and the Registrant (Exhibit 10.7)

10.5(1)#	Offer Letter, dated March 30, 2007, between Anand Sampath and the Registrant (Exhibit 10.8)

10.6(6)#	Offer Letter, dated July 23, 2008, between Jon Coleman and the Registrant (Exhibit 10.9)

10.7(22)#	Offer Letter, dated March 31, 2011 between Tom McClenahan and the Registrant (Exhibit 10.7)

10.8(17)#	Offer Letter, dated September 22, 2017, between the Company and Micah Young (Exhibit 10.1)

10.9(5)#	Restricted Share Unit Award Agreement, dated November 4, 2015, by and between Joe Kiani and the Registrant (Exhibit 10.2)

10.10(5)#	Equity-Holder Non-Competition and Confidentiality Agreement, dated November 4, 2015, by and between Joe Kiani and the Registrant (Exhibit 10.3)

10.11(7)#	Amended and Restated 2007 Severance Protection Plan and Summary Plan Description, effective December 31, 2008 (Exhibit 10.11)

10.12(11)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between the Registrant and Yongsam Lee (Exhibit 10.3)

10.13(22)#	Amended and Restated 2007 Severance Protection Plan Agreement, dated November 12, 2013, by and between the Registrant and Jon Coleman (Exhibit 10.13)

10.14(24)#	Amended and Restated 2007 Severance Protection Plan Agreement, dated December 9, 2013, by and between the Registrant and Anand Sampath

10.15(3)#	Amended and Restated 2007 Severance Protection Plan Agreement, dated November 3, 2014, by and between the Registrant and Tom McClenahan (Exhibit 10.21)

10.16(20)#	Amended and Restated 2007 Severance Protection Plan, Limited Participation Agreement, dated December 12, 2017, by and between the Registrant and Micah Young (Exhibit 10.16)

Exhibit Number	Description of Document

10.17(1)#	2007 Stock Incentive Plan of the Registrant, and forms of agreements related thereto (Exhibit 10.33)

10.18(18)#	Masimo Corporation 2017 Equity Incentive Plan (Appendix B)

10.19(19)#	Masimo Corporation Executive Bonus Incentive Plan (Appendix C)

10.20(6)+	Manufacturing and Purchase Agreement, dated October 2, 2008, by and between Analog Devices, Inc. and the Registrant (Exhibit 10.21)

10.21(1)+	Purchase Agreement, dated July 26, 2001, between Jabil Circuit, Inc. and the Registrant (Exhibit 10.15)

10.22(1)+	Shelter Labor Services Agreement, dated December 27, 2000, between Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant (Exhibit 10.11)

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

10.29(12)+
Settlement and Covenant Not to Sue Agreement, entered into as of the Effective Date of November 16, 2015, between Masimo Corporation, Masimo Technologies SARL, and Masimo International SARL and Mindray Medical International, Limited, Shenzhen Mindray Biomedical Electronics Co., Ltd and Mindray DS USA, Inc. (Exhibit 10.44)

10.30(12)	Lease Agreement, dated July 15, 2012, related to the premises at 9600 Jeronimo, between the Registrant and The Irvine Company, LLC (Exhibit 10.45)

10.31(12)	First Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC (Exhibit 10.46)

10.32(3)	Second Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC (Exhibit 10.34)

10.33(12)	Third Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC (Exhibit 10.48)

10.34(13)	Single-Tenant Lease, relating to the premises at 9600 Jeronimo, dated as of July 13, 2016, by and between Masimo Corporation and The Irvine Company LLC (Exhibit 10.1)

10.35(14)
Third Amendment to Settlement Agreement and Release of Claims, dated as of September 1, 2016, by and among Masimo Corporation and Cercacor Laboratories, Inc., and Medtronic Plc., Covidien LP, Nellcor Puritan Bennett LLC and Covidien Holdings Inc. (Exhibit 10.1)

10.36(14)+	Settlement Agreement, dated November 5, 2016, by and between Masimo Corporation, Masimo International Technologies SARL and Masimo International SARL and Koninklijke Philips N.V. (Exhibit 10.1)

10.37(22)	Credit Agreement dated as of December 17, 2018, among Masimo Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (Exhibit 10.42)

10.38(21)#	Offer Letter, dated April 17, 2002, between the Company and Bilal Muhsin (Exhibit 10.1)

Exhibit Number	Description of Document

10.39(21)#	Offer Letter, dated December 15, 2017, between the Company and Tao Levy (Exhibit 10.2)

10.40(21)#	2007 Severance Protection Plan Participation Agreement, dated March 26, 2018, by and between the Company and Bilal Muhsin (Exhibit 10.3)

10.41(21)#	2007 Severance Protection Plan Participation Agreement, dated March 16, 2018, by and between the Company and Tao Levy (Exhibit 10.4)

21.1*	List of Registrant’s Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
___________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 28, 2019 and December 29, 2018, (ii) Consolidated Statements of Operations for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, (iv) Consolidated Statements of Equity for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, (v) Consolidated Statements of Cash Flows for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, and (vi) Notes to Consolidated Financial Statements.
___________

(1)
Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (No. 333-142171), originally filed on April 17, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form S-1, as amended.

(2)
Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed on October 30, 2019. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.

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

(18)	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-33642) filed on April 12, 2017.

(19)	Incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-33642) filed on April 12, 2017.

(20)
Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed February 28, 2018. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.

(21)
Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2018. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.

(22)
Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed February 26, 2019. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.

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

Date:	February 19, 2020	By:	/s/ JOE KIANI
Joe Kiani Chairman of the Board & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ JOE KIANI	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)	February 19, 2020
Joe Kiani

/s/ MICAH YOUNG	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 19, 2020
Micah Young

/s/ DAVID J. VAN RAMSHORST	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 19, 2020
David J. Van Ramshorst

/s/ STEVEN J. BARKER, M.D. PH.D.	Director	February 19, 2020
Steven J. Barker, M.D., Ph.D.

/s/ H MICHAEL COHEN	Director	February 19, 2020
H Michael Cohen

/s/ SANFORD FITCH	Director	February 19, 2020
Sanford Fitch

/s/ THOMAS HARKIN	Director	February 19, 2020
Thomas Harkin

/s/ ADAM MIKKELSON	Director	February 19, 2020
Adam Mikkelson

/s/ CRAIG REYNOLDS	Director	February 19, 2020
Craig Reynolds

/s/ JULIE A. SHIMER, PH.D	Director	February 19, 2020
Julie A. Shimer, Ph.D.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
MASIMO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Masimo Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Masimo Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 19, 2020 expressed an unqualified opinion.
Changes in accounting principles
As described in Note 2 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2019 due to the adoption of the new leasing standard. The Company adopted the new leasing standard using the modified retrospective approach. Additionally, the Company changed its method of accounting for revenue from contracts with customers in fiscal year 2018 due to the adoption of the new revenue standard. The Company adopted the new revenue standard using the full retrospective approach.
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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for Deferred Equipment Agreements
As described in Note 2 to the financial statements, the Company derives a portion of its product revenue from direct sales under deferred equipment agreements with end-user hospitals. Contract consideration under such agreements containing fixed annual sensor purchase commitments is allocated to the identified performance obligations, including lease components, on the basis of relative standalone selling prices. When a standalone selling price is not readily observable, the Company estimates the standalone selling price by considering multiple factors, including features and functionality of the product, geographies, type of customer, contractual prices pursuant to Group Purchasing Organization contracts, the Company’s pricing and discount practices, and other market conditions.

We identified the accounting for deferred equipment agreements as a critical audit matter. The principal considerations for our determination that the accounting for deferred equipment agreements is a critical audit matter are that the identification of performance obligations requires management judgment and interpretation of contract terms and management’s estimate of standalone selling price is subject to estimation uncertainty. Therefore, subjective and complex auditor judgment is necessary to evaluate the reasonableness of management’s judgments and assumptions in these areas.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to deferred equipment agreements included the following, among others.

•
Inspecting a sample of deferred equipment agreements with fixed sensor commitments and evaluating the reasonableness of performance obligations, including lease components, identified by management in accordance with the relevant authoritative guidance.

•
Evaluating the reasonableness of management’s process for estimating standalone selling prices for a sample of items selected. Comparing estimated standalone selling price information to historical sales prices charged to customers, when such observable inputs were available. When actual sales price history was not available, evaluating the reasonableness of management’s estimate by comparing estimated selling prices to (i) sales prices charged to customers for products with similar features, functionality, and other similar economic and market conditions, (ii) contractual prices pursuant to Group Purchasing Organization contracts, or (iii) the Company’s historical pricing and discount practices, as applicable based on the facts and circumstances of the transaction.

•
Testing the design and operating effectiveness of internal controls related to the accounting for deferred equipment agreements, including controls over the identification of performance obligations and the determination of standalone selling price.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2006.
Newport Beach, California
February 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Masimo Corporation

Opinion on internal controls over financial reporting
We have audited the internal control over financial reporting of Masimo Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 28, 2019, and our report dated February 19, 2020 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP
Newport Beach, California
February 19, 2020

MASIMO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 28, 2019	December 29, 2018
ASSETS
Current assets
Cash and cash equivalents	$567,687	$552,490
Short-term investments	120,000	—
Trade accounts receivable, net of allowance for doubtful accounts of $1,803 and $1,535 at December 28, 2019 and December 29, 2018, respectively	132,433	109,629
Inventories	115,871	94,732
Other current assets	60,071	32,426
Total current assets	996,062	789,277
Lease receivable, noncurrent	49,936	—
Deferred costs and other contract assets	16,214	122,906
Property and equipment, net	219,552	165,972
Intangible assets, net	27,251	27,924
Goodwill	22,350	23,297
Deferred tax assets	35,972	21,210
Other non-current assets	28,791	4,232
Total assets	$1,396,128	$1,154,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$54,548	$40,388
Accrued compensation	54,705	49,486
Deferred revenue and other contract-related liabilities, current	25,939	32,054
Other current liabilities	37,027	24,627
Total current liabilities	172,219	146,555
Other non-current liabilities	56,035	39,198
Total liabilities	228,254	185,753
Commitments and contingencies (Note 21)
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 53,696 and 53,085 shares issued and outstanding at December 28, 2019 and December 29, 2018, respectively	54	53
Treasury stock, 15,530 and 15,255 shares at December 28, 2019 and December 29, 2018, respectively	(526,580)	(489,026)
Additional paid-in capital	600,624	533,164
Accumulated other comprehensive loss	(6,718)	(6,199)
Retained earnings	1,100,494	931,073
Total stockholders’ equity	1,167,874	969,065
Total liabilities and stockholders’ equity	$1,396,128	$1,154,818
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Year Ended December 28, 2019	Year Ended December 29, 2018	Year Ended December 30, 2017
Revenue:
Product	$936,408	$829,874	$738,242
Royalty and other revenue	1,429	28,415	52,006
Total revenue	937,837	858,289	790,248
Cost of goods sold	308,665	283,397	268,216
Gross profit	629,172	574,892	522,032
Operating expenses:
Selling, general and administrative	314,661	285,417	273,011
Research and development	93,295	81,006	65,234
Litigation settlement, award and/or defense costs	—	425	—
Total operating expenses	407,956	366,848	338,245
Operating income	221,216	208,044	183,787
Non-operating income	12,950	5,732	2,013
Income before provision for income taxes	234,166	213,776	185,800
Provision for income taxes	37,950	20,233	61,011
Net income	$196,216	$193,543	$124,789

Net income per share:
Basic	$3.67	$3.70	$2.42
Diluted	$3.44	$3.45	$2.23

Weighted-average shares used in per share calculations:
Basic	53,434	52,296	51,516
Diluted	57,100	56,039	55,874
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 28, 2019	Year Ended December 29, 2018	Year Ended December 30, 2017
Net income	$196,216	$193,543	$124,789
Other comprehensive gain (loss), net of tax:
Foreign currency translation gains (losses)	(519)	(3,258)	4,201
Unrealized loss on marketable securities	—	—	(115)
Total comprehensive income	$195,697	$190,285	$128,875
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	50,188	$50	14,255	$(404,276)	$382,263	$(7,027)	$613,167	$584,177
Stock options exercised	2,246	2	—	—	62,044	—	—	62,046
Restricted/Performance stock units vested	6	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	17,187	—	—	17,187
Repurchases of common stock	(804)	—	804	(68,260)	—	—	—	(68,260)
Net income	—	—	—	—	—	—	124,789	124,789
Foreign currency translation adjustment	—	—	—	—	—	4,201	—	4,201
Unrealized loss on marketable securities	—	—	—	—	—	(115)	—	(115)
Balance at December 30, 2017	51,636	52	15,059	(472,536)	461,494	(2,941)	737,956	724,025
Stock options exercised	1,608	1	—	—	44,421	—	—	44,422
Restricted/Performance stock units vested	39	—	—	—	—	—	—	—
Shares paid for tax withholding	(2)	—	—	—	(168)	—	—	(168)
Stock-based compensation	—	—	—	—	27,417	—	—	27,417
Repurchases of common stock	(196)	—	196	(16,490)	—	—	—	(16,490)
Net income	—	—	—	—	—	—	193,543	193,543
Adoption of ASU 2016-16	—	—	—	—	—	—	(426)	(426)
Foreign currency translation adjustment	—	—	—	—	—	(3,258)	—	(3,258)
Balance at December 29, 2018	53,085	53	15,255	(489,026)	533,164	(6,199)	931,073	969,065
Stock options exercised	851	1	—	—	28,348	—	—	28,349
Restricted/Performance stock units vested	36	—	—	—	—	—	—	—
Shares paid for tax withholding	(1)	—	—	—	(123)	—	—	(123)
Stock-based compensation	—	—	—	—	39,235	—	—	39,235
Repurchases of common stock	(275)	—	275	(37,554)	—	—	—	(37,554)
Net income	—	—	—	—	—	—	196,216	196,216
Adoption of ASU 2016-02	—	—	—	—	—	—	(26,795)	(26,795)
Foreign currency translation adjustment	—	—	—	—	—	(519)	—	(519)
Balance at December 28, 2019	53,696	$54	15,530	$(526,580)	$600,624	$(6,718)	$1,100,494	$1,167,874
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 28, 2019	Year Ended December 29, 2018	Year Ended December 30, 2017
Cash flows from operating activities:
Net income	$196,216	$193,543	$124,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,487	21,127	20,061
Stock-based compensation	39,233	27,417	17,187
Loss on disposal of equipment, intangibles and other assets	357	949	522
Provision (benefit) for doubtful accounts	687	(439)	251
(Benefit) provision for amount due from former foreign agent	—	(2,016)	10,477
(Benefit) provision from deferred income taxes	(5,965)	(8,274)	17,276
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(23,580)	10,826	(19,772)
Increase in inventories	(21,257)	(1,885)	(24,014)
(Increase) decrease in other current assets	(8,536)	3,843	(5,406)
Increase in lease receivable, net	(11,958)	—	—
Decrease (increase) in deferred costs and other contract assets	3,308	(17,935)	(14,102)
(Increase) decrease in other non-current assets	(226)	407	(10,771)
Increase (decrease) in accounts payable	9,934	5,211	(4,057)
Increase (decrease) in accrued compensation	5,338	10,195	(4,292)
Increase (decrease) in deferred revenue and other contract-related liabilities	7,739	1,420	(13,295)
Increase (decrease) in income taxes payable	4,079	(1,208)	(72,087)
Increase in accrued liabilities	746	3,923	5,282
Increase (decrease) in other non-current liabilities	2,038	(7,577)	28,013
Net cash provided by operating activities	221,640	239,527	56,062
Cash flows from investing activities:
Purchases of short-term investments	(120,000)	—	—
Purchases of property and equipment	(68,375)	(17,126)	(43,684)
Increase in intangible assets	(4,117)	(5,557)	(3,079)
(Purchases of) proceeds from strategic investments	(5,189)	453	(1,145)
Business acquisition, net of cash acquired	—	(3,922)	—
Net cash used in investing activities	(197,681)	(26,152)	(47,908)
Cash flows from financing activities:
Proceeds from issuance of common stock	28,339	44,748	62,205
Repurchases of common stock	(37,555)	(18,478)	(66,272)
Other	(123)	(490)	(71)
Net cash provided by (used in) financing activities	(9,339)	25,780	(4,138)
Effect of foreign currency exchange rates on cash	814	(1,997)	3,269
Net increase in cash, cash equivalents and restricted cash	15,434	237,158	7,285
Cash, cash equivalents and restricted cash at beginning of period	552,641	315,483	308,198
Cash, cash equivalents and restricted cash at end of period	$568,075	$552,641	$315,483
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Company
Masimo Corporation (the Company) is a global medical technology company that develops, manufactures and markets a variety of noninvasive patient monitoring technologies and hospital automation solutions. The Company’s mission is to improve patient outcomes and reduce the cost of patient care. The Company’s patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software and/or cables. The Company primarily sells its products to hospitals, emergency medical service providers, home care providers, physician offices, veterinarians, long term care facilities and consumers through its direct sales force, distributors and original equipment manufacturer (OEM) partners.
The Company invented Masimo Signal Extraction Technology® (SET®), which provides the capabilities of Measure-through Motion and Low Perfusion™  pulse oximetry to address the primary limitations of conventional pulse oximetry. Over the years, the Company’s product offerings have expanded significantly to also include rainbow® Pulse CO-Oximetry, with its ability to monitor carboxyhemoglobin (SpCO®), methemoglobin (SpMet®), total hemoglobin concentration (SpHb®), fractional arterial oxygen saturation (SpfO2™), Oxygen Content (SpOC™), Pleth Variability Index (PVi®), rainbow® Pleth Variability Index (RPVi™), respiration rate from the pleth (RRp®) and Oxygen Reserve Index (ORi™); as well as acoustic respiration monitoring (RRa®), SedLine® brain function monitoring, NomoLine® capnography and gas monitoring and O3® regional oximetry. These technologies are based upon Masimo SET®, rainbow® and other proprietary algorithms and are incorporated into a variety of product platforms depending on customers’ specifications. The Company’s current technology offerings also include remote patient monitoring, connectivity, and hospital automation solutions, including Masimo Patient SafetyNet™(1), Masimo Patient SafetyNet™ Surveillance1, Replica™, Iris®, MyView®, UniView™ and Trace™. The Company’s technologies are supported by a substantial intellectual property portfolio that the Company has built through internal development and, to a lesser extent, acquisitions and license agreements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
As further discussed below in this Note 2 to these consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02) effective December 30, 2018.
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
Use of Estimates
The Company prepares its financial statements in conformity with GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the determination of standalone selling prices, variable consideration and how total consideration should be allocated to each performance obligation within a contract, inventory valuation, valuation of the Company’s equity awards, deferred taxes and any associated valuation allowances, deferred revenue, uncertain income tax positions, and litigation costs and related accruals. Actual results could differ from such estimates.
___________________________
(1)     The use of the trademark Patient SafetyNet™ is under license from the University HealthSystem Consortium.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications
Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period presentation, including previously reported selling, general and administrative expenses that have been reclassified as research and development expenses within the consolidated financial statements for the years ended December 29, 2018 and December 30, 2017.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by contract basis. There were no transfers between Level 1, Level 2 and Level 3 inputs during the years ended December 28, 2019 or December 29, 2018. The Company carries cash and cash equivalents, as well as certificates of deposit with maturities of one year or less, at cost, which approximates fair value.
The following tables represent the Company’s financial assets (in thousands), measured at fair value on a recurring basis as of December 28, 2019:

					Reported as
	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$567,687	$—	$—	$567,687	$567,687	$—
Level 1:
Certificates of deposit	120,000	—	—	120,000	—	120,000
Subtotal	120,000	—	—	120,000	—	120,000
Level 2:
None	—	—	—	—	—	—
Level 3:
None	—	—	—	—	—	—
Total assets measured at fair value	$687,687	$—	$—	$687,687	$567,687	$120,000

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
Short-Term Investments
The Company classifies its investments in certificates of deposits maturing in one year or less that do not constitute cash equivalents on the date of the original investment as short-term investments. The carrying value of such investments approximates fair value and are accessible without any significant restrictions, taxes, or penalties. As of December 28, 2019, the Company had total investments in certificates of deposit of $120.0 million with maturities ranging from two months to ten months.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of trade receivables recorded at the time of invoicing of product sales, reduced by reserves for estimated bad debts and returns. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on an evaluation of the customer’s financial condition. Collateral is generally not required. The allowance for doubtful accounts is determined based on historical write-off experience, current customer information and other relevant factors, including specific identification of past due accounts, based on the age of the receivable in excess of the contemplated or contractual due date. Accounts are charged off against the allowance when the Company believes they are uncollectible.
Inventory
Inventories are stated at the lower of cost or net realizable value. Cost is determined using a standard cost method, which approximates the first in, first out method, and includes material, labor and overhead costs. Inventory valuation adjustments are recorded for inventory items that have become excess or obsolete or are no longer used in current production and for inventory items that have a market price less than carrying value in inventory. The Company generally determines inventory valuation adjustments based on an evaluation of the expected future use of its inventory on an item by item basis and applies historical obsolescence rates to estimate the loss on inventory expected to have a recovery value below cost. The Company also records other specific inventory valuation adjustments when it becomes aware of unique events or circumstances that result in an expected recovery value below cost. For inventory items that have been written down, the reduced value becomes the new cost basis.
Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives as follows:

Useful Lives
Aircraft and components	4 to 20 years
Buildings	39 years
Building improvements	7 to 15 years
Computer equipment	2 to 6 years
Demonstration units	3 years
Furniture and office equipment	2 to 6 years
Leasehold improvements	Lesser of useful life or term of lease
Machinery and equipment	5 to 10 years
Tooling	3 years
Vehicles	5 years

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
Lessee Right-of-Use (ROU) Assets and Lease Liabilities
As further discussed below within this Note 2 to these consolidated financial statements, the Company adopted ASC 842 effective December 30, 2018. The Company determines if an arrangement contains a lease at inception. ROU assets represent the Company’s right to use an asset underlying an operating lease for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from an operating lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. Many of the Company’s lessee agreements include options to extend the lease, which the Company does not include in its lease terms unless they are reasonably certain to be exercised. The Company utilizes a portfolio approach to account for the ROU assets and liabilities associated with certain equipment leases.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Revenue Recognition, Deferred Revenue and Other Contract Liabilities
The Company derives the majority of its product revenue from four primary sources: (i) direct sales under deferred equipment agreements with end-user hospitals where the Company provides up-front monitoring equipment at no up-front charge in exchange for a multi-year sensor purchase commitment; (ii) other direct sales of noninvasive monitoring solutions to end-user hospitals, emergency medical response organizations and other direct customers; (iii) sales of noninvasive monitoring solutions to distributors who then typically resell to end-user hospitals, emergency medical response organizations and other customers; and (iv) sales of integrated circuit boards to OEM customers who incorporate the Company’s embedded software technology into their multiparameter monitoring devices. Subject to customer credit considerations, the majority of such sales are made on open account using industry standard payment terms based on the geography within which the specific customer is located.
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
Sales under deferred equipment agreements are generally structured such that the Company agrees to provide certain monitoring-related equipment, software, installation, training and/or warranty support at no up-front charge in exchange for the customer’s commitment to purchase sensors over the term of the agreement, which generally ranges from three years to six years. The Company allocates contract consideration under deferred equipment agreements containing fixed annual sensor purchase commitments to the underlying lease and non-lease components at contract inception.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In determining whether any underlying lease components are related to a sales-type lease or an operating lease, the Company evaluates the customer’s rights and ability to control the use of the underlying equipment throughout the contract term, including any equipment substitution rights retained by the Company, as well as the Company’s expectations surrounding potential contract/lease extensions or renewals and the customer’s likelihood to exercise any purchase options. Revenue allocable to non-lease performance obligations is generally recognized as such non-lease performance obligations are satisfied. Revenue allocable to lease components under sales-type lease arrangements is generally recognized when control over the equipment is transferred to the customer. Revenue allocable to lease components under operating lease arrangements is generally recognized over the term of the operating lease. The Company generally does not expect to derive any significant value in excess of such asset’s unamortized book value from equipment underlying its operating lease arrangements after the end of the agreement.
Revenue from the sale of products to end-user hospitals, emergency medical response organizations, other direct customers, distributors and OEM customers, is recognized by the Company when control of such products transfer to the customer based upon the terms of the contract or underlying purchase order. Revenue related to OEM rainbow® parameter software licenses is recognized by the Company upon the OEM’s shipment of its product to its customer, as reported to the Company by the OEM.
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
The majority of the Company’s royalty and other revenue arose from one agreement that was due and payable quarterly in arrears. An estimate of these royalty revenues was recorded in the period earned based on historical results, adjusted for any new information or trends known to management at the time of estimation. This estimated revenue was adjusted prospectively when the Company received the underlying royalty report, approximately sixty days after the end of the previous quarter. The Company received its final royalty payment from this agreement during the three months ended March 30, 2019. For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, the Company recognized royalty revenue pursuant to this agreement of approximately $0.7 million, $26.4 million and $32.8 million, respectively.
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
Deferred Costs and Other Contract Assets
The costs of monitoring-related equipment provided to customers under operating lease arrangements within the Company’s deferred equipment agreements are generally deferred and amortized to cost of goods sold over the life of the underlying contracts. Some of the Company’s deferred equipment agreements also contain provisions for certain allowances to be made directly to the end-user hospital customer at the inception of the arrangement. These allowances are generally allocated to the lease and non-lease components and recognized as a reduction to revenue as the underlying performance obligations are satisfied.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranty
The Company generally provides a warranty against defects in material and workmanship for a period ranging from six months to forty-eight months, depending on the product type. In traditional sales activities, including direct and OEM sales, the Company establishes an accrued liability for the estimated warranty costs at the time of revenue recognition, with a corresponding provision to cost of goods sold. Customers may also purchase extended warranty coverage or service level upgrades separately or as part of a deferred equipment agreement. Revenue related to extended warranty coverage and service level upgrades is generally recognized over the extended life of the contract, which reasonably approximates the period over which such services will be provided. The related extended warranty and service level upgrade costs are expensed as incurred.
Changes in the product warranty accrual were as follows (in thousands):

	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Warranty accrual, beginning of period	$1,910	$1,149	$910
Accrual for warranties issued	1,715	1,549	1,061
Changes in pre-existing warranties (including changes in estimates)(1)	1,130	551	332
Settlements made	(1,360)	(1,339)	(1,154)
Warranty accrual, end of period	$3,395	$1,910	$1,149
______________

(1)
In connection with its adoption of ASC 842 on December 30, 2018, the Company recorded an adjustment to pre-existing warranties of $2.5 million related to equipment previously capitalized under its deferred equipment agreements where the embedded leases were treated as operating leases under prior guidance. See “Recently Adopted Accounting Pronouncements” in Note 2 to these consolidated financial statements for additional information related to the Company’s adoption of ASC 842.

Advertising Costs
Advertising costs are expensed as incurred. These costs are included in selling, general and administrative expense in the accompanying consolidated statements of operations. Advertising costs for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 were $14.0 million, $17.9 million and $17.8 million, respectively.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Net Income Per Share
The computation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net income	$196,216	$193,543	$124,789
Basic net income per share:
Weighted-average shares outstanding - basic	53,434	52,296	51,516
Net income per basic share	$3.67	$3.70	$2.42
Diluted net income per share:
Weighted-average shares outstanding - basic	53,434	52,296	51,516
Diluted share equivalents: stock options and RSUs	3,666	3,743	4,358
Weighted-average shares outstanding - diluted	57,100	56,039	55,874
Net income per diluted share	$3.44	$3.45	$2.23

Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance stock units (PSUs). For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, weighted options to purchase 0.4 million, 1.1 million and 0.4 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For each of the years ended December 28, 2019, December 29, 2018 and December 30, 2017, certain RSUs were considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of December 28, 2019, December 29, 2018 and December 30, 2017, 2.7 million of weighted average shares related to such RSUs have been excluded from the calculation of potential shares. For additional information with respect to these RSUs, please see “Employment and Severance Agreements” in Note 21 to these consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Cash paid during the year for:
Interest expense	$211	$193	$551
Income taxes	42,270	36,589	91,061
Operating lease liabilities	6,676	—	—

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities(1)	$26,484	$—	$—

Non-cash investing activities:
Unpaid purchases of property, plant and equipment	$6,686	$2,391	$1,559

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$14	$4	$161
Unsettled common stock repurchases	—	—	1,988

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$567,687	$552,490	$315,302
Restricted cash	388	151	181
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$568,075	$552,641	$315,483
______________

(1)
In connection with its adoption of ASC 842 on December 30, 2018, the Company recorded a lessee operating lease ROU asset of $22.5 million. See “Recently Adopted Accounting Pronouncements” in Note 2 to these consolidated financial statements for additional information related to the Company’s adoption of ASC 842.

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
Recently Adopted Accounting Pronouncements
In July 2019, the FASB issued Accounting Standards Update (ASU) No. 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates (ASU 2019-07). The new standard aligns the guidance in various sections of the codification with the requirements of certain already effective SEC final rules. ASU 2019-07 is effective immediately and was adopted upon issuance. The Company’s adoption of this standard did not have a material impact on its consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2018, the FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). The new standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company early adopted this standard during the three months ended September 28, 2019, and such adoption did not have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The new standard adds and modifies certain disclosure requirements for fair value measurements including when entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will need to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company early adopted this standard during the three months ended September 28, 2019, and such adoption did not have a material impact on its consolidated financial statements.
In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (ASU 2018-09). This new standard amends, clarifies, corrects errors in and makes minor improvements to the ASC. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments of ASU 2018-09 do not require transition guidance and are effective upon issuance. The Company completed its adoption of all applicable items contained in ASU 2018-09 as of September 28, 2019, and such adoption did not have a material impact on its consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The new standard allows a reclassification for certain stranded tax effects from accumulated other comprehensive income to retained earnings, and requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for annual and interim periods beginning after December 15, 2018. The Company adopted this standard during the three months ended March 30, 2019, and such adoption did not have a material impact on its consolidated financial statements.
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
On December 30, 2018, the Company adopted ASC 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning December 30, 2018 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, Leases. Adoption of this new accounting standard had a material impact on the Company’s consolidated balance sheet upon adoption, but did not have a significant impact on the Company’s consolidated net earnings and cash flows for the year ended December 28, 2019. For leases that commenced before the effective date of ASC 842, the Company did not elect any of the permitted practical expedients. However, the Company utilized a portfolio approach for purposes of determining the discount rate associated with certain equipment leases and made certain accounting policy elections not to separate lease and non-lease components for its real estate leases and to exclude short-term leases with a term of twelve months or less from its application of ASC 842.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with its adoption of ASC 842, the Company recorded lessee operating lease ROU assets and lessee operating lease liabilities of $22.5 million as of December 30, 2018, primarily related to real estate and equipment leases, based on the present value of the future lease payments on such date. As a lessor, the Company also recorded customer lease receivables of $62.0 million, a reduction to equipment leased to customers (formerly titled deferred cost of goods sold) of $103.5 million, an increase to deferred tax assets of $8.6 million, a decrease to deferred revenue and contract-related liabilities of $9.1 million, an increase in other current liabilities of $3.0 million and a cumulative net decrease to retained earnings of $26.8 million, all related to the reclassification of certain embedded leases in existing deferred equipment agreements from operating to sales-type leases as of December 30, 2018. See Notes 6, 7 and 9 to these consolidated financial statements for additional disclosures required by ASC 842.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). The new standard simplifies the accounting for income taxes by removing exceptions to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. In addition, the standard requires that an entity recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements, however, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority. ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). Subsequent to the issuance of ASU 2016-13, the FASB clarified the guidance through several ASUs. The collective new guidance (ASC 326) generally requires entities to use a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect. The entity’s estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts. ASC 326 is effective for annual and interim fiscal reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is continuing to evaluate the expected impact of ASC 326 but does not expect it to have a material impact on its consolidated financial statements upon adoption.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is a party to the following agreements with Cercacor:

•
Cross-Licensing Agreement - The Company and Cercacor are parties to the Cross-Licensing Agreement, which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities payable to Cercacor arising under the Cross-Licensing Agreement were $12.1 million, $10.9 million and $8.0 million for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively. The Company had $0.1 million in sales to Cercacor for the year ended December 28, 2019. The Company had less than $0.1 million in sales to Cercacor for each of the years ended December 29, 2018 and December 30, 2017.

•
Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.2 million for each of the years ended December 28, 2019, December 29, 2018 and December 30, 2017.

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

•
Lease and Sublease Agreements - Effective December 14, 2019, the Company entered into a new lease agreement with Cercacor for approximately 34,000 of square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Cercacor Lease). The term of the Cercacor Lease expires on December 31, 2024. In March 2016, the Company entered into a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California (Cercacor Sublease). The Cercacor Sublease began on May 1, 2016 and expired on December 15, 2019. The Company recognized approximately $0.4 million of combined lease and sublease income for each of the years ended December 28, 2019, December 29, 2018, and December 30, 2017.

Net amounts due to Cercacor were approximately $2.9 million as of December 28, 2019 and December 29, 2018.
The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. In addition, the Company’s Executive Vice President (EVP), Chief Financial Officer (CFO) serves as the Treasurer of the Masimo Foundation and the Company’s EVP, General Counsel and Corporate Secretary serves as the Secretary for the Masimo Foundation. For the fiscal years ended December 28, 2019 and December 29, 2018, the Company made cash contributions of approximately $1.0 million and $2.0 million, respectively, to the Masimo Foundation, a portion of which was, in turn, indirectly contributed by the Masimo Foundation to the Patient Safety Movement Foundation (PSMF) by a donor advised fund. For the fiscal year ended December 30, 2017, the Company made no cash contributions to the Masimo Foundation. In addition, for each of the years ended December 28, 2019, December 29, 2018 and December 30, 2017, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services.
The Company’s CEO is also the Chairman of PSMF, a non-profit organization which was founded in 2013 to work with hospitals, medical technology companies and patient advocates to unite the healthcare ecosystem and eliminate the more than 200,000 U.S. preventable hospital deaths that occur every year by 2020. The Company’s EVP, CFO also serves as the Treasurer of PSMF. During the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, the Company contributed approximately $35,262, $207,530 and $1,300, respectively, to PSMF.
The Company maintains an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. During the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, the Company charged the Company’s CEO $0.1 million, $0.2 million and less than $0.1 million, respectively, related to such reimbursements.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Inventories
Inventories consist of the following (in thousands):

	December 28, 2019	December 29, 2018
Raw materials	$55,920	$38,955
Work-in-process	10,966	9,036
Finished goods	48,985	46,741
Total	$115,871	$94,732

5. Other Current Assets
Other current assets consist of the following (in thousands):

	December 28, 2019	December 29, 2018
Lease receivable, current	$20,250	$—
Prepaid expenses	11,746	10,582
Indirect taxes receivable	9,311	6,516
Prepaid income taxes	7,330	3,071
Customer notes receivable	4,847	3,780
Other	6,587	8,477
Total other current assets	$60,071	$32,426

6. Lease Receivable
The Company adopted ASC 842, the lease accounting standard, effective as of December 30, 2018. Among other things, the Company’s adoption of ASC 842 resulted in changes to the classification of certain embedded leases within its deferred equipment agreements from operating-type leases to sales-type leases. As a result, the Company now recognizes revenue and costs, as well as a lease receivable, at the time the lease commences pursuant to deferred equipment agreements containing embedded sales-type leases. Lease revenue related to both operating-type and sales-type leases for the year ended December 28, 2019 was approximately $44.0 million and is included within product revenue in the accompanying consolidated statement of operations. Revenue and costs related to embedded leases within the Company’s deferred equipment agreements are included in product revenue and cost of goods sold, respectively. See “Recently Adopted Accounting Pronouncements” in Note 2 to these consolidated financial statements for additional information related to the Company’s adoption of ASC 842.
Lease receivable consists of the following (in thousands):

December 28, 2019
Lease receivable	$70,589
Allowance for credit loss	(403)
Lease receivable, net	70,186
Less: Current portion of lease receivable	(20,250)
Lease receivable, noncurrent	$49,936

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 28, 2019, estimated future maturities of customer sales-type lease receivables for each of the following fiscal years are as follows (in thousands):

Fiscal year	Amount
2020	$20,653
2021	16,541
2022	13,500
2023	9,380
2024	5,869
Thereafter	4,646
Total	$70,589

Estimated future operating lease payments expected to be received from customers under deferred equipment agreements are not material as of December 28, 2019.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following (in thousands):

	December 28, 2019	December 29, 2018
Prepaid contract allowances	$8,098	$7,036
Deferred commissions	5,260	5,085
Unbilled contract receivables	2,482	2,368
Equipment leased to customers, net(1)	374	108,417
Deferred costs and other contract assets	$16,214	$122,906
______________

(1)
Formerly titled “Deferred cost of goods sold”. In connection with its adoption of ASC 842 on December 30, 2018, the Company recorded a reduction to equipment leased to customers, net, of $103.5 million as a result of the reclassification of certain embedded leases within the Company’s deferred equipment agreements with its customers from operating to sales-type leases. See “Recently Adopted Accounting Pronouncements” under Note 2 to these consolidated financial statements for additional information related to the Company’s adoption of ASC 842.

For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, $1.0 million, $30.0 million and $27.5 million, respectively, of equipment leased to customers was amortized to cost of goods sold. As of December 28, 2019 and December 29, 2018, accumulated amortization of equipment leased to customers was $0.7 million and $103.1 million, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Property and Equipment
Property and equipment, net consists of the following (in thousands):

	December 28, 2019	December 29, 2018
Building and building improvements	$101,731	$88,449
Machinery and equipment	58,864	54,525
Land	40,216	23,762
Aircraft and vehicles	29,934	25,555
Computer equipment	19,650	16,582
Leasehold improvements	15,921	16,428
Tooling	15,346	14,212
Furniture and office equipment	11,049	10,459
Demonstration units	836	470
Construction-in-progress (CIP)	39,107	13,320
Total property and equipment	332,654	263,762
Accumulated depreciation	(113,102)	(97,790)
Property and equipment, net	$219,552	$165,972

During the year ended December 28, 2019, the Company, through its wholly owned subsidiaries, completed the purchase of two buildings for an aggregate purchase price of $35.6 million.
The balance in CIP at December 28, 2019 relates primarily to acquisition and improvement costs for a portion of a recently purchased building and capitalized implementation costs related to a new enterprise resource planning software system, the underlying assets for which have not been completed or placed into service. The balance in CIP at December 29, 2018 related primarily to capitalized costs associated with the implementation of a new enterprise resource planning software system and capital improvements to various facilities, the underlying assets for which had not been completed or placed into service.
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, depreciation expense of property and equipment was $19.1 million, $16.3 million and $15.2 million, respectively.
9. Lessee ROU Assets and Lease Liabilities
The Company adopted ASC 842, the lease accounting standard, effective as of December 30, 2018. Among other things, the Company’s adoption of ASC 842 resulted in: (a) the recognition of lessee ROU assets for the right to use assets subject to operating leases; and (b) the recognition of lessee lease liabilities for its obligation to make operating lease payments. See “Recently Adopted Accounting Pronouncements” in Note 2 to these consolidated financial statements for additional information related to the Company’s adoption of ASC 842.
The Company leases certain facilities in North and South America, Europe, the Middle East and Asia-Pacific regions under operating lease agreements expiring at various dates through June 2028. In addition, the Company leases equipment in the U.S. and Europe that are classified as operating leases and expire at various dates through September 2023. The majority of these leases are non-cancellable and generally do not contain any material restrictive covenants, material residual value guarantees or other material guarantees. The Company recognizes lease costs under these agreements using a straight-line method based on total lease payments. Certain facility leases contain predetermined price escalations and in some cases renewal options, the longest of which is for five years.
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of December 28, 2019, the weighted average discount rate used by the Company for all operating leases was approximately 3.7%.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the period ended December 28, 2019, the balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee were as follows:

	Balance sheet classification	Amount
Lessee ROU assets	Other non-current assets	$19,137

Lessee current lease liabilities	Other current liabilities	4,653
Lessee non-current lease liabilities	Other non-current liabilities	15,834
Total operating lease liabilities		$20,487

The weighted average remaining lease term for the Company’s operating leases was 8.0 years as of December 28, 2019.
As of December 28, 2019, estimated future operating lease payments for each of the following fiscal years were as follows (in thousands):

Fiscal year	Amount
2020	$5,280
2021	3,371
2022	2,165
2023	1,875
2024	1,756
Thereafter(1)	9,399
Total	23,846
Imputed interest	(3,359)
Present value	$20,487
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
______________
(1)     Includes optional renewal period for certain leases.
Lease costs for the year ended December 28, 2019 were as follows (in thousands):

Amount
Operating lease costs	$6,790
Short-term lease costs	12
Sublease income	(232)
Total lease cost	$6,570

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 29, 2018 and December 30, 2017, rental expense related to operating leases was $6.9 million and $6.7 million, respectively.
10. Intangible Assets
Intangible assets, net consist of the following (in thousands):

	December 28, 2019	December 29, 2018
Cost
Patents	$23,242	$21,323
Customer relationships	7,669	7,669
Licenses-related party	7,500	7,500
Acquired technology	5,580	5,580
Trademarks	4,614	4,190
Capitalized software development costs	3,328	3,430
Other	5,466	5,466
Total cost	$57,399	$55,158
Accumulated amortization
Patents	$(9,251)	$(8,868)
Licenses-related party	(5,984)	(5,252)
Customer relationships	(5,688)	(4,921)
Acquired technology	(4,182)	(3,624)
Trademarks	(2,195)	(1,889)
Capitalized software development costs	(2,137)	(1,983)
Other	(711)	(697)
Total accumulated amortization	(30,148)	(27,234)
Net carrying amount	$27,251	$27,924

Estimated amortization expense for each of the next fiscal years is as follows (in thousands):

Fiscal year	Amount
2020	$4,172
2021	3,926
2022	3,199
2023	2,097
2024	1,768
Thereafter	12,089
Total	$27,251

For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, amortization of intangible assets was $4.4 million, $4.8 million and $4.9 million, respectively. As of December 28, 2019 and December 29, 2018, the total costs of patents not yet amortizing was $6.1 million and $5.3 million, respectively. As of December 28, 2019 and December 29, 2018, the total costs of trademarks not yet amortizing was $0.7 million and $0.5 million, respectively. For the years ended December 28, 2019 and December 29, 2018, total renewal costs capitalized for patents and trademarks was $1.3 million and $0.5 million, respectively. As of December 28, 2019, the weighted-average number of years until the next renewal was two years for patents and six years for trademarks.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Goodwill
Changes in goodwill were as follows (in thousands):

	December 28, 2019	December 29, 2018
Goodwill, beginning of period	$23,297	$20,617
Adjustments to goodwill from finalization of purchase price allocation	(651)	3,402
Foreign currency translation adjustment	(296)	(722)
Goodwill, end of period	$22,350	$23,297

On September 21, 2018, the Company acquired all of the outstanding shares of a private patient monitoring software company for approximately $4.0 million. Based on the Company’s purchase price allocation, approximately $2.8 million of the purchase price has been assigned to goodwill, $0.7 million of which was recorded as an adjustment to the preliminary purchase price allocation to deferred tax assets based on additional analysis completed during the year ended December 28, 2019. The assets and liabilities of the acquired company and its operating results are included in these consolidated financial statements from the date of acquisition.
12. Other Non-Current Assets
Other assets, long-term consist of the following (in thousands):

	December 28, 2019	December 29, 2018
Lessee ROU assets	$19,137	$—
Strategic investments	6,475	1,200
Prepaid deposits	3,022	2,881
Other	157	151
Total other assets, long-term	$28,791	$4,232

13. Deferred Revenue and Other Contract Liabilities
Deferred revenue and other contract liabilities consist of the following (in thousands):

	December 28, 2019	December 29, 2018
Deferred revenue(1)	$13,998	$10,328
Accrued rebates and allowances	8,436	7,269
Accrued customer reimbursements(2)	5,739	16,194
Total deferred revenue and other contract liabilities	28,173	33,791
Less: Non-current portion of deferred revenue	(2,234)	(1,737)
Deferred revenue and other contract liabilities - current	$25,939	$32,054
______________

(1)
In connection with its adoption of ASC 842 on December 30, 2018, the Company recorded a reduction to deferred revenue of approximately $1.1 million due to the acceleration of revenue as a result of the reclassification of certain embedded leases within the Company’s deferred equipment agreements with its customers from operating to sales-type leases. See “Recently Adopted Accounting Pronouncements” in Note 2 to these consolidated financial statements for additional information related to the Company’s adoption of ASC 842.

(2)
In connection with its adoption of ASC 842 on December 30, 2018, the Company recorded a reduction to accrued customer reimbursements of approximately $12.3 million related to the derecognition of liabilities and leased equipment assets for certain OEM equipment reimbursements. See “Recently Adopted Accounting Pronouncements” in Note 2 to these consolidated financial statements for additional information related to the Company’s adoption of ASC 842.

Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize the revenue. These amounts primarily relate to undelivered equipment, sensors and services under deferred equipment agreements and extended warranty agreements.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in deferred revenue for the year ended December 28, 2019 were as follows:

Amount
Deferred revenue, beginning of the period	$10,328
Revenue deferred during the period	11,261
Recognition of revenue deferred in prior periods	(7,591)
Deferred revenue, end of the period	$13,998

Expected revenue from remaining contractual performance obligations (Unrecognized Contract Revenue) includes deferred revenue, as well as other amounts that will be invoiced and recognized as revenue in future periods when the Company completes its performance obligations. While Unrecognized Contract Revenue is similar in concept to backlog, Unrecognized Contract Revenue excludes revenue allocable to monitoring-related equipment that is effectively leased to customers under deferred equipment agreements and other contractual obligations for which neither party has performed.
The following table summarizes the Company’s estimated Unrecognized Contract Revenue as of December 28, 2019 and the future periods within which the Company expects to recognize such revenue.

	Expected Future Revenue By Period (in thousands)
	Less than 1 Year	Between 1-3 Years	Between 3-5 Years	More than 5 Years	Total
Unrecognized contract revenue	$201,874	$319,513	$150,928	$39,515	$711,830

The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially, from those reflected in this table.
14. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	December 28, 2019	December 29, 2018
Accrued indirect taxes payable	$7,545	$6,465
Income tax payable	7,142	3,071
Accrued expenses	6,115	5,038
Lessee lease liabilities, current	4,653	—
Accrued warranty	3,395	1,910
Related party payables	3,024	4,000
Accrued legal fees	1,839	1,481
Accrued property taxes	1,629	791
Other	1,685	1,871
Total other current liabilities	$37,027	$24,627

15. Credit Facilities
The Company currently maintains a credit agreement (Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, and Bank of the West, a Lender (collectively, the Lenders). The Credit Facility provides for up to $150.0 million of unsecured borrowings, with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity up to $550.0 million in the future with the Lenders and additional lenders, as required. The Credit Facility also provides for a sublimit of up to $25.0 million for the issuance of letters of credit and a sublimit of $75.0 million for borrowings in specified foreign currencies. All unpaid principal under the Credit Facility will become due and payable on December 17, 2023. Proceeds from the Credit Facility are expected to be used for general corporate, capital investment and working capital needs.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Borrowings under the Credit Facility will be deemed, at the Company’s election, either: (a) an Alternate Base Rate (ABR) Loan, which bears interest at the ABR, plus a spread of 0.125% to 1.000% based upon a Company leverage ratio, or (b) a Eurocurrency Loan, which bears interest at the Adjusted LIBO Rate (as defined below), plus a spread of 1.125% to 2.000% based upon a Company net leverage ratio. Subject to certain conditions, the Company may also request swingline loans from time to time that bear interest similar to an ABR Loan. Pursuant to the terms of the Credit Facility, the ABR is equal to the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York effective rate plus 0.50%, and (iii) the one-month Adjusted LIBO Rate plus 1.0%. The Adjusted LIBO Rate is equal to the Eurocurrency Rate (as defined within the 2018 Credit Facility) for the applicable interest period multiplied by the statutory reserve rate for such period, rounded upward, if necessary, to the next 1/16 of 1%. The Company is also obligated under the Credit Facility to pay an unused fee ranging from 0.150% to 0.275% per annum, based upon a Company leverage ratio, with respect to any unutilized portion of the Credit Facility.
Pursuant to the terms of the Credit Facility, the Company is subject to certain covenants, including financial covenants related to a net leverage ratio and an interest charge coverage ratio, and other customary negative covenants. The Credit Facility also includes customary events of default which, upon the occurrence of any such event of default, provide the Lenders with the right to take either or both of the following actions: (a) immediately terminate the commitments, and (b) declare the loans then outstanding immediately due and payable in full. As of December 28, 2019 and December 29, 2018, the Credit Facility had no outstanding draws and as of December 28, 2019, the Credit Facility had $1.7 million of outstanding letters of credit. The Company was in compliance with all covenants under the Credit Facility as of December 28, 2019.
The Company incurred total combined interest expense of $0.3 million, $0.6 million and $0.7 million for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively, under its current and previous credit facilities.
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	December 28, 2019	December 29, 2018
Income tax payable, noncurrent	$21,509	$21,522
Lessee lease liabilities, noncurrent	15,834	—
Unrecognized tax benefits	13,184	11,717
Deferred tax liabilities	3,052	2,956
Other	2,456	3,003
Total other non-current liabilities	$56,035	$39,198

Unrecognized tax benefits relate to the Company’s long-term portion of tax liabilities associated with uncertain tax positions. Authoritative guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. See Note 20 to these consolidated financial statements for further details.
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
In July 2018, the Board approved a new stock repurchase program, authorizing the Company to purchase up to 5.0 million additional shares of its common stock over a period of up to three years (2018 Repurchase Program). The 2018 Repurchase Program became effective in September 2018 upon the expiration of the 2015 Repurchase Program. The Company expects to fund the 2018 Repurchase Program through its available cash, cash expected to be generated from future operations, the Credit Facility and other potential sources of capital. The 2018 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. As of December 28, 2019, 4.7 million shares remained available for repurchase pursuant the 2018 Repurchase Program.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of the Company’s stock repurchase activities during the years ended December 28, 2019, December 29, 2018 and December 30, 2017 (in thousands, except per share amounts):

	Years Ended
	December 28, 2019		December 29, 2018		December 30, 2017
Shares repurchased	275	(1)	196	(1)	804
Average cost per share	$136.61		$84.12		$84.90
Value of shares repurchased	$37,554		$16,490		$68,260

______________

(1)	Excludes shares withheld from the shares of its common stock actually issued in connection the vesting of PSU awards to satisfy certain U.S. federal and state tax withholding obligations.
18. Stock-Based Compensation
Total stock-based compensation expense for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 was $39.2 million, $27.4 million and $17.2 million, respectively. As of December 28, 2019, an aggregate of 10.8 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 2.4 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for exercise prices):

	Year Ended December 28, 2019		Year Ended December 29, 2018		Year Ended December 30, 2017
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Options outstanding, beginning of period	5,676	$43.61	6,953	$36.26	8,521	$28.56
Granted	545	140.56	564	98.47	928	86.69
Canceled/Forfeited	(158)	83.14	(233)	67.45	(250)	38.59
Exercised	(851)	33.32	(1,608)	27.62	(2,246)	27.63
Options outstanding, end of period	5,212	$54.23	5,676	$43.61	6,953	$36.26
Options exercisable, end of period	3,311	$33.80	3,273	$29.63	3,812	$26.28

Total stock option expense for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 was $14.8 million, $13.8 million, and $12.0 million, respectively. As of December 28, 2019, the Company had $44.9 million of unrecognized compensation cost related to outstanding and unvested options that are expected to vest over a weighted average period of approximately 2.8 years.
The number and weighted-average exercise price of outstanding and exercisable stock options segregated by exercise price ranges (in thousands, except range of exercise prices and remaining contractual life) were as follows:

	Year Ended December 28, 2019			Year Ended December 29, 2018
	Options Outstanding		Options Exercisable	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life	Number of Options	Number of Options	Average Remaining Contractual Life	Number of Options
$15.00 to $35.00	2,287	3.35	2,240	2,956	4.24	2,560
$35.01 to $55.00	1,189	5.95	724	1,341	6.97	548
$55.01 to $75.00	53	6.69	23	72	7.75	20
$75.01 to $95.00	985	7.76	291	1,076	8.75	141
$95.01 to $115.00	144	8.61	26	160	9.54	4
$115.01 to $135.00	251	9.12	7	71	9.73	—
$135.01 to $160.00	303	9.63	—	—	0.00	—
Total	5,212	5.60	3,311	5,676	6.01	3,273

As of December 28, 2019 and December 29, 2018, the weighted-average remaining contractual term of options outstanding was 5.6 years and 6.0 years, respectively. As of December 28, 2019 and December 29, 2018, the weighted average remaining contractual term of options exercisable with an exercise price less than the closing price of the Company’s common stock was 4.3 years and 4.7 years, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted average grant date fair value amounts):

	Year Ended December 28, 2019		Year Ended December 29, 2018		Year Ended December 30, 2017
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,707	$95.54	2,708	$95.51	2,706	$95.40
Granted	100	133.57	7	99.05	33	86.42
Canceled/Forfeited	(3)	133.50	—	—	(25)	85.79
Vested	(7)	99.05	(8)	88.40	(6)	43.09
RSUs outstanding, end of period	2,797	$96.85	2,707	$95.54	2,708	$95.51

Total RSU expense for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 was $2.8 million, $0.7 million and $0.5 million, respectively. As of each of December 28, 2019, the Company had $10.4 million of unrecognized compensation cost related to unvested RSU awards expected to be recognized and vest over a weighted-average period of approximately 3.9 years, excluding any contingent compensation expense related to certain RSUs that were granted to the Company’s Chairman and CEO in connection with the amendment and restatement of his employment agreement. See “Employment and Severance Agreements” in Note 21 to these consolidated financial statements for further details on the CEO’s employment agreement.
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted average grant date fair value amounts):

	Year Ended December 28, 2019		Year Ended December 29, 2018		Year Ended December 30, 2017
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
PSUs outstanding, beginning of period	313	$88.34	233	$90.70	—	$—
Granted	128	133.50	197	86.95	248	90.71
Canceled/Forfeited	—	—	(86)	90.71	(15)	90.87
Vested	(29)	90.69	(31)	90.70	—	—
PSUs outstanding, end of period	412	$102.22	313	$88.34	233	$90.70

During the year ended December 30, 2017, the Company awarded 248,000 PSUs that would vest in part over time based on the achievement of certain 2017 performance criteria approved by the Compensation Committee of the Board (Compensation Committee). In March 2018, the Compensation Committee determined that 165,000 shares had been earned based on the 2017 performance criteria, at which time 20% of the PSUs granted were vested. The remaining award vests in four equal installments at the beginning of each of the following four years based on continued employment with the Company.
During the year ended December 29, 2018, the Company awarded 197,000 PSUs that would vest three years from the award date based on the achievement of certain 2020 performance criteria approved by the Compensation Committee. If earned, the PSUs granted will vest at the time the achievement level of the performance criteria is determined by the Compensation Committee. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 197,000 PSUs or 394,000 shares.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 28, 2019, the Company awarded 128,000 PSUs that would vest three years from the award date, based on the achievement of certain 2021 performance criteria approved by the Board. If earned, the PSUs granted will vest upon achievement of the performance criteria after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 128,000 PSUs or 256,000 shares.
The total PSU expense for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 was $21.6 million, $12.9 million and $4.7 million, respectively. As of December 28, 2019, the Company had $37.7 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 1.4 years.
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
The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of stock options granted at the date of grant were as follows:

	Year Ended December 28, 2019	Year Ended December 29, 2018	Year Ended December 30, 2017
Risk-free interest rate	1.4% to 2.6%	2.3% to 3.1%	1.7% to 2.2%
Expected term	5.1 years to 5.2 years	5.2 years to 5.6 years	5.5 years to 5.6 years
Estimated volatility	28.2% to 30.0%	26.8% to 32.0%	29.7% to 32.1%
Expected dividends	0%	0%	0%
Weighted-average fair value of options granted	$42.29 per share	$31.85 per share	$27.81 per share

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
Estimated volatility. The estimated volatility is the amount by which the Company’s share price is expected to fluctuate during a period. The Company’s estimated volatilities for 2019, 2018 and 2017 are based on historical and implied volatilities of the Company’s share price over the expected term of the option.
Expected dividends. The Board may from time to time declare, and the Company may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law. Any determination to declare and pay dividends will be made by the Board and will depend upon the Company’s results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by the Board. In the event a dividend is declared, there is no assurance with respect to the amount, timing or frequency of any such dividends. The dividend declared in 2012 was deemed to be a special dividend and there is no assurance that special dividends will be declared again during the expected term. Based on this uncertainty and unknown frequency, for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, no dividend rate was used in the assumptions to calculate the stock-based compensation expense.
The Company has elected to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. The total fair value of all options that vested during fiscal years 2019, 2018 and 2017 was $14.2 million, $13.7 million and $10.5 million, respectively.
The aggregate intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of December 28, 2019 was $548.6 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of December 28, 2019 was $416.2 million.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of options exercised during the years ended December 28, 2019, December 29, 2018 and December 30, 2017 was $93.9 million, $127.1 million and $140.3 million, respectively.
The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation expense was $15.7 million, $22.0 million and $39.2 million for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.
The following table presents the total stock-based compensation expense that is included in each functional line item of the consolidated statements of operations (in thousands):

	Year Ended December 28, 2019	Year Ended December 29, 2018	Year Ended December 30, 2017
Cost of goods sold	$445	$334	$351
Selling, general and administrative	30,450	21,391	13,272
Research and development	8,340	5,692	3,564
Total	$39,235	$27,417	$17,187

The increase in total stock-based compensation expense during the year ended December 28, 2019 was due to both the composition of the equity awards granted and a significant increase in the fair market value of the Company’s stock from the prior year, which increased the value of the equity awards granted during such year.
19. Non-operating Income
Non-operating income consists of the following (in thousands):

	Year Ended December 28, 2019	Year Ended December 29, 2018	Year Ended December 30, 2017
Interest income	$13,917	$8,178	$2,974
Realized and unrealized foreign currency loss	(627)	(2,027)	(270)
Interest expense	(328)	(706)	(678)
Other	(12)	287	(13)
Total	$12,950	$5,732	$2,013

20. Income Taxes
The components of income before provision for income taxes are as follows (in thousands):

	Year Ended December 28, 2019	Year Ended December 29, 2018	Year Ended December 30, 2017
United States	$181,664	$173,848	$159,245
Foreign	52,502	39,928	26,555
Total	$234,166	$213,776	$185,800

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the current and deferred provision (benefit) for income taxes (in thousands):

	Year Ended December 28, 2019	Year Ended December 29, 2018	Year Ended December 30, 2017
Current:
Federal	$30,218	$20,418	$38,777
State	5,273	3,075	1,940
Foreign	8,424	5,014	3,018
Subtotal	$43,915	$28,507	$43,735
Deferred:
Federal	$(3,732)	$(6,678)	$20,735
State	(1,985)	(1,258)	(3,420)
Foreign	(248)	(338)	(39)
Subtotal	(5,965)	(8,274)	17,276
Total	$37,950	$20,233	$61,011

Included in the fiscal year 2019, 2018 and 2017 tax provisions are increases/(decrease) of $1.8 million, ($1.6 million) and $1.6 million, respectively, for tax and accrued interest related to uncertain tax positions for each fiscal year.
The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 28, 2019	Year Ended December 29, 2018	Year Ended December 30, 2017
Statutory regular federal income tax rate	21.0%	21.0%	35.0%
State provision, net of federal benefit	1.1	0.7	(0.6)
Nondeductible executive compensation	2.1	1.9	1.3
Research and development tax credits	(1.1)	(1.4)	(2.2)
Foreign income taxed at different rates	(1.7)	(2.0)	(3.4)
U.S. tax on foreign income, net	0.1	0.7	—
Impact of 2017 Tax Act	—	0.1	18.8
Withholding taxes on undistributed foreign earnings, net	—	(0.6)	3.5
Excess stock-based compensation	(6.0)	(9.4)	(20.3)
Derecognition of uncertain tax position	—	(1.5)	—
Other	0.7	—	0.7
Total	16.2%	9.5%	32.8%

The Tax Cuts and Jobs Act of 2017 that was signed in to law on December 22, 2017 (2017 Tax Act) included a number of changes to existing U.S. federal tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%, a one-time transition tax on the “deemed repatriation” of cumulative undistributed foreign earnings as of December 31, 2017 and changes in the prospective taxation of the foreign operations of U.S. multinational companies. The SEC issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of GAAP in situations when a registrant did not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act and provided for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. Given the complexity and lack of specificity related to certain provisions of the 2017 Tax Act, the Company made certain estimates and assumptions in connection with the calculation of its provision for income taxes for the year ended December 30, 2017 and recorded a discrete tax charge of approximately $37.0 million. In addition, as a result of this change in U.S. tax policy, the Company recorded a related discrete tax charge of $6.5 million as a result of its decision to repatriate certain accumulated undistributed earnings from the Company’s foreign subsidiaries.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
As of December 28, 2019, the Company has accumulated undistributed earnings generated by its foreign subsidiaries of approximately $183.5 million. Because such earnings have previously been subject to U.S. tax, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of its foreign investments would generally be limited to foreign withholding and state taxes. The Company considers $86.5 million of these accumulated undistributed earnings as no longer permanently reinvested and has accrued foreign withholding and state taxes, net of estimated foreign tax credits, of $1.6 million. The Company intends, however, to indefinitely reinvest the remaining $97.0 million of earnings. If the Company decides to distribute such permanently reinvested earnings, the Company would accrue estimated additional income tax expense of up to approximately $4.8 million.
The components of the deferred tax assets are as follows (in thousands):

	December 28, 2019	December 29, 2018
Deferred tax assets:
Tax credits	$6,438	$5,672
Deferred revenue	13,948	331
Accrued liabilities	13,273	12,645
Stock-based compensation	7,926	6,615
Operating lease assets	4,174	—
Other	1,591	—
Total	47,350	25,263
Valuation allowance	—	—
Total deferred tax assets	$47,350	$25,263

Deferred tax liabilities:
Property and equipment	$(6,604)	$(2,504)
State taxes and other	(1,152)	(857)
Withholding taxes on undistributed foreign earnings	(2,829)	(2,803)
Operating lease liabilities	(3,845)	—
Other	—	(845)
Total deferred tax liabilities	(14,430)	(7,009)
Net deferred tax assets	$32,920	$18,254

As of December 28, 2019, the Company has $1.2 million of net operating losses from various states, which will begin to expire in 2023. The Company also has state research and development tax credits of $10.1 million that will carry forward indefinitely and $0.3 million of Canadian investment tax credits on research and development expenditures that will begin to expire in 2032. The Company believes that it is more likely than not that the deferred tax assets related to these carryforwards will be realized. In making this determination, the Company considered all available positive and negative evidence, including scheduled reversals of liabilities, projected future taxable income, tax planning strategies and recent financial performance.
As a result of certain business and employment actions undertaken by the Company, income earned in a certain European country is subject to a reduced tax rate through 2018 as the Company has met certain employment thresholds. For the years ended December 29, 2018 and December 30, 2017, the estimated income tax benefit related to such business arrangement was $1.7 million and $1.0 million, respectively, and favorably impacted net income per diluted share by $0.03 and $0.02, respectively. These estimated benefit amounts exclude any incremental U.S. taxes imposed as a result of various provisions of the 2017 Tax Act.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 28, 2019	Year Ended December 29, 2018
Unrecognized tax benefits (gross), beginning of period	$15,412	$16,157
Increase from tax positions in prior period	81	701
Increase from tax positions in current period	2,636	2,633
Settlements	—	(33)
Lapse of statute of limitations	(1,120)	(4,046)
Unrecognized tax benefits (gross), end of period	$17,009	$15,412

The amount of unrecognized benefits which, if ultimately recognized, could favorably affect the tax rate in a future period was $15.7 million and $14.2 million as of December 28, 2019 and December 29, 2018, respectively. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next 12 months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next 12 months cannot be made at this time.
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, the Company recorded an expense/(benefit) of $0.5 million, ($0.8 million) and $0.3 million, respectively, for interest and penalties related to unrecognized tax benefits as part of income tax expense. Total accrued interest and penalties related to unrecognized tax benefits as of December 28, 2019 and December 29, 2018 were $1.3 million and $0.8 million, respectively.
The Company conducts business in multiple jurisdictions, and as a result, one or more of the Company’s subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2015. All material state, local and foreign income tax matters have been concluded for years through 2012. The Company does not believe that the results of any tax authority examination would have a significant impact on its financial statements.
21. Commitments and Contingencies
Employee Retirement Savings Plan
The Company sponsors a qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $2.5 million, $2.3 million and $2.2 million to the Plan for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively, all in the form of matching contributions. In addition, the Company sponsors various defined contribution plans in certain locations outside of the United States, the contributions to which were not material for any period.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 28, 2019, the expense related to the Award Shares and Cash Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement was approximately $292.9 million.
As of December 28, 2019, the Company had severance plan participation agreements with eight executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, which became effective on July 19, 2007 and which was amended effective December 31, 2008.
Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. Each executive officer is also required to give the Company six months advance notice of his resignation under certain circumstances.
Cercacor Cross-Licensing Agreement Provisions
The Company’s Cross-Licensing Agreement with Cercacor contains annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Upon a change in control (as defined in the Cross-Licensing Agreement) of the Company or Cercacor: (i) all rights to the “Masimo” trademark will be assigned to Cercacor if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark; (ii) the option to license technology developed by Cercacor for use in blood glucose monitoring will be deemed automatically exercised and a $2.5 million license fee for this technology will become immediately payable to Cercacor; and (iii) the minimum aggregate annual royalties payable to Cercacor for carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and/or glucose measurements will increase to $15.0 million per year until the exclusivity period of the agreement ends, plus up to $2.0 million for each additional vital sign measurement with no maximum ceiling for non-vital sign measurements.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $108.4 million of purchase commitments as of December 28, 2019, which are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of December 28, 2019, the Company had approximately $2.3 million in outstanding unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of December 28, 2019, the Company had not incurred any significant costs related to contractual indemnification of its customers.
In January 2020, the Company entered into a definitive agreement for the acquisition of the Connected Care business from NantHealth, Inc. for approximately $47.3 million in cash, subject to certain purchase price adjustments. The transaction closed in February 2020.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests its excess cash in time deposits with major financial institutions. As of December 28, 2019, the Company had $687.7 million of bank balances, which was comprised of $120.0 million of certificates of deposit and $567.7 million in checking or deposit accounts. Of the $567.7 million of bank balances, $3.8 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, revenue from the sale of the Company’s products to U.S. hospitals that are members of GPOs approximated 55.3%, 56.7% and 56.5% of total product revenue, retrospectively.
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, the Company had sales through two just-in-time distributors that represented 13.0% and 11.1%, 12.9% and 10.4%, and 13.7% and 12.1% of total product revenue, respectively. As of December 28, 2019 and December 29, 2018, one just-in-time distributor represented 6.2% and 6.7% of the Company’s accounts receivable balance, respectively.
The majority of the Company’s historical royalty revenue arose from one agreement with Medtronic plc (Medtronic). For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, the Company recognized royalty revenue pursuant to this agreement of $0.7 million, $26.4 million and $32.8 million, respectively. Pursuant to the agreement, Medtronic is not obligated to pay royalties to the Company for its sales occurring after October 6, 2018.
The majority of the Company’s historical non-recurring engineering (NRE) service revenue arose from one agreement with Philips N.V. For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, the Company recognized NRE service revenue pursuant to this agreement of approximately $0.7 million, $2.0 million and $19.2 million, respectively. As of December 28, 2019, the Company had completed the majority of the contracted NRE services for Philips N.V.
Litigation
During the third quarter of fiscal year 2017, the Company became aware that certain amounts had been paid by a foreign government customer to the Company’s former appointed foreign agent in connection with a foreign government tender, but had not been remitted by such agent to the Company in accordance with the agency agreement. On December 28, 2017, the Company initiated arbitration proceedings against this foreign agent after unsuccessful attempts to recover such remittances. As a result, the Company recorded a net charge of approximately $10.5 million during the fourth quarter of fiscal year 2017 in connection with this dispute, of which $2.0 million was recovered during the year ended December 28, 2019. An arbitration hearing was held on February 11, 2019. On July 8, 2019, the arbitrator awarded the Company $10.5 million in damages, fees and costs. On January 12, 2020, the Company received notice that bankruptcy restructuring proceedings had been initiated for the foreign agent. The Company filed its claim with the bankruptcy trustee on January 16, 2020. Although the Company intends to vigorously pursue collection of the arbitration award, there is no guarantee that the Company will be successful in these efforts.
On January 2, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California by Physicians Healthsource, Inc. The complaint alleges that the Company sent unsolicited facsimile advertisements in violation of the Junk Fax Protection Act of 2005 and related regulations. The complaint seeks $500 for each alleged violation, treble damages if the District Court finds the alleged violations to be knowing, plus interest, costs and injunctive relief. On March 26, 2019, an amended complaint was filed adding Radha Geismann, M.D. PC as an additional named plaintiff. On June 17, 2019, the plaintiffs filed their motion for class certification. On September 10, 2019, the parties filed motions for summary judgment. On September 30, 2019, the Company filed its opposition to the motion for class certification, and the plaintiffs filed their reply on October 7, 2019. On November 21, 2019, the District Court issued an order denying plaintiffs’ motion for class certification, granting in part and denying in part the Company’s motion for summary judgment, and deferring ruling on plaintiffs’ motion for summary judgment. On December 5, 2019, plaintiffs filed a petition for permission to appeal the order denying class certification, which was denied on January 24, 2020. Trial of the individual plaintiffs’ claims is scheduled for June 2, 2020. The Company believes it has good and substantial defenses to the claims, but there is no guarantee that the Company will prevail. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying consolidated financial statements.
On January 9, 2020, the Company filed a complaint against Apple Inc. (Apple) in the U.S. District Court for the Central District of California for infringement of a number of patents, for trade secret misappropriation, and for ownership of a number of Apple patents listing one of its former employees as an inventor. The Company is seeking damages, injunctive relief, and declaratory judgment regarding ownership of the Apple patents.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Year Ended December 28, 2019		Year Ended December 29, 2018		Year Ended December 30, 2017
Geographic area by destination:
United States (U.S.)	$636,371	68.0%	$566,816	68.3%	$502,983	68.1%
Europe, Middle East and Africa	183,363	19.6	160,910	19.4	138,689	18.8
Asia and Australia	87,961	9.4	75,534	9.1	72,434	9.8
North and South America (excluding U.S.)	28,713	3.0	26,614	3.2	24,136	3.3
Total product revenue	$936,408	100.0%	$829,874	100.0%	$738,242	100.0%

The Company’s consolidated long-lived assets (tangible non-current assets) by geographic area are (in thousands, except percentages):

	Year Ended December 28, 2019		Year Ended December 29, 2018		Year Ended December 30, 2017
Long-lived assets by geographic area:
United States	$216,650	98.5%	$262,373	95.6%	$247,555	96.2%
International	3,276	1.5	12,016	4.4	9,802	3.8
Total	$219,926	100.0%	$274,389	100.0%	$257,357	100.0%
The Company possesses licenses from the U.S. Treasury Department’s Office of Foreign Assets Control for conducting business with certain countries identified by the State Department as state sponsors of terrorism. The Company does not have any subsidiaries, affiliates, offices, investments or employees in any country identified as a state sponsor of terrorism. In addition, the Company did not have any sales to customers in Sudan or Syria during the years ended December 28, 2019, December 29, 2018 and December 30, 2017. However, the Company did have immaterial product sales to certain customers where such products were ultimately destined for Iran during the years ended December 28, 2019, December 29, 2018 and December 30, 2017, but does not believe that such sales activities were material to its business, financial condition or results of operations.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. Quarterly Financial Data
The following tables contain selected unaudited consolidated statements of operations data for each quarter of 2019 and 2018 (in thousands, except per share data):

	Quarters Ended
Fiscal 2019	March 30, 2019	June 29, 2019	September 28, 2019	December 28, 2019
Total revenue	$231,664	$229,652	$229,011	$247,510
Gross profit	151,642	154,339	156,268	166,923
Operating income	56,023	52,004	51,632	61,557
Net income	49,322	44,888	49,085	52,921
Net income per share
Basic(1)	$0.93	$0.84	$0.92	$0.99
Diluted(1)	$0.87	$0.79	$0.86	$0.92

	Quarters Ended
Fiscal 2018	March 31, 2018	June 30, 2018	September 29, 2018	December 29, 2018
Total revenue	$212,953	$211,621	$210,583	$223,132
Gross profit	143,661	142,147	140,753	148,331
Operating income	53,885	51,612	48,641	53,906
Net income	45,630	43,853	57,126	46,934
Net income per share
Basic(1)	$0.88	$0.84	$1.09	$0.88
Diluted(1)	$0.82	$0.79	$1.02	$0.83
 ______________
(1) The sum of the basic and diluted earnings per share numbers for each quarter may not equal the basic and diluted earnings per share number for the entire year due to quarterly rounding.

Schedule II

MASIMO CORPORATION VALUATION AND QUALIFYING ACCOUNTS Years ended December 28, 2019, December 29, 2018 and December 30, 2017 (in thousands)

Description	Balance at Beginning of Period	Additions Charged to Expense and Other Accounts	Amounts Charged Against Reserve	Balance at End of Period
Year ended December 28, 2019
Allowance for doubtful accounts(1)	$1,535	$1,021	$(350)	$2,206
Allowance for sales returns and allowances	432	1,696	(1,428)	700
Year ended December 29, 2018
Allowance for doubtful accounts	2,116	(486)	(95)	1,535
Allowance for sales returns and allowances	424	1,416	(1,408)	432
Year ended December 30, 2017
Allowance for doubtful accounts	1,698	251	167	2,116
Allowance for sales returns and allowances	605	1,646	(1,827)	424
______________

(1)
In connection with its adoption of ASC 842 on December 30, 2018, the Company recorded allowance for credit loss for lease receivable which is included in the allowance for doubtful accounts for the year ended December 28, 2019. See “Recently Adopted Accounting Pronouncements” in Note 2 to these consolidated financial statements for additional information related to the Company’s adoption of ASC 842.