Form 10-Q
period 2020-03-28
MASIMO CORP
filed 2020-04-28
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)							Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class						Number of Shares Outstanding as of March 28, 2020
Common stock, $0.001 par value						54,115,411

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 28, 2020

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	March 28, 2020	December 28, 2019
ASSETS
Current assets
Cash and cash equivalents	$605,916	$567,687
Short-term investments	50,000	120,000
Trade accounts receivable, net of allowance for doubtful accounts of $1,377 and $1,803 at March 28, 2020 and December 28, 2019, respectively	152,846	132,433
Inventories	115,982	115,871
Other current assets	55,412	60,071
Total current assets	980,156	996,062
Lease receivable, noncurrent	51,680	49,936
Deferred costs and other contract assets	16,990	16,214
Property and equipment, net	253,156	219,552
Intangible assets, net	46,739	27,251
Goodwill	54,097	22,350
Deferred tax assets	36,152	35,972
Other non-current assets	35,575	28,791
Total assets	$1,474,545	$1,396,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$49,110	$54,548
Accrued compensation	36,812	54,705
Deferred revenue and other contract liabilities, current	34,478	25,939
Other current liabilities	36,892	37,027
Total current liabilities	157,292	172,219
Other non-current liabilities	63,975	56,035
Total liabilities	221,267	228,254
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 54,115 and 53,696 shares issued and outstanding at March 28, 2020 and December 28, 2019, respectively	54	54
Treasury stock, 15,533 and 15,530 shares at March 28, 2020 and December 28, 2019, respectively	(526,951)	(526,580)
Additional paid-in capital	623,967	600,624
Accumulated other comprehensive loss	(9,181)	(6,718)
Retained earnings	1,165,389	1,100,494
Total stockholders’ equity	1,253,278	1,167,874
Total liabilities and stockholders’ equity	$1,474,545	$1,396,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 28, 2020	March 30, 2019
Revenue:
Product	$269,625	$230,548
Royalty and other revenue	—	1,116
Total revenue	269,625	231,664
Cost of goods sold	83,996	80,022
Gross profit	185,629	151,642
Operating expenses:
Selling, general and administrative	89,877	74,204
Research and development	27,241	21,415
Litigation settlement awards	(499)	—
Total operating expenses	116,619	95,619
Operating income	69,010	56,023
Non-operating income	3,346	3,886
Income before provision for income taxes	72,356	59,909
Provision for income taxes	7,900	10,587
Net income	$64,456	$49,322

Net income per share:
Basic	$1.20	$0.93
Diluted	$1.12	$0.87

Weighted-average shares used in per share calculations:
Basic	53,867	53,210
Diluted	57,585	56,799
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net income	$64,456	$49,322
Other comprehensive income, net of tax:
Unrealized losses from foreign currency translation adjustments	(2,463)	(577)
Comprehensive income	$61,993	$48,745
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)

	Three Months Ended March 28, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 28, 2019	53,696	$54	15,530	$(526,580)	$600,624	$(6,718)	$1,100,494	$1,167,874
Stock options exercised	384	—	—	—	13,495	—	—	13,495
Restricted/Performance stock units vested	46	—	—	—	—	—	—	—
Shares paid for tax withholding	(8)	—	—	—	(1,424)	—	—	(1,424)
Stock-based compensation	—	—	—	—	11,272	—	—	11,272
Repurchases of common stock	(3)	—	3	(371)	—	—	—	(371)
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	—	439	439
Net income	—	—	—	—	—	—	64,456	64,456
Foreign currency translation adjustment	—	—	—	—	—	(2,463)	—	(2,463)
Balance at March 28, 2020	54,115	$54	15,533	$(526,951)	$623,967	$(9,181)	$1,165,389	$1,253,278

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)

	Three Months Ended March 30, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 29, 2018	53,085	$53	15,255	$(489,026)	$533,164	$(6,199)	$931,073	$969,065
Stock options exercised	224	—	—	—	6,867	—	—	6,867
Restricted/Performance stock units vested	29	—	—	—	—	—	—	—
Shares paid for tax withholding	(1)	—	—	—	(123)	—	—	(123)
Stock-based compensation	—	—	—	—	7,317	—	—	7,317
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	—	—	(26,795)	(26,795)
Net income	—	—	—	—	—	—	49,322	49,322
Foreign currency translation adjustment	—	—	—	—	—	(577)	—	(577)
Balance at March 30, 2019	53,337	$53	15,255	$(489,026)	$547,225	$(6,776)	$953,600	$1,005,076
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net income	$64,456	$49,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,379	5,419
Stock-based compensation	11,272	7,317
Loss on disposal of property, equipment and intangibles	49	65
Provision for doubtful accounts	94	234
Benefit for deferred income taxes	—	(31)
Changes in operating assets and liabilities:
Increase in accounts receivable	(17,105)	(8,531)
Decrease in inventories	427	1,357
Decrease in other current assets	5,469	3,043
Increase in lease receivable, net	(1,747)	(3,104)
(Increase) decrease in deferred costs and other contract assets	(796)	7,120
Increase in other non-current assets	(51)	(115)
Decrease in accounts payable	(7,968)	(6,097)
Decrease in accrued compensation	(17,687)	(19,364)
Increase (decrease) in accrued liabilities	1,704	(2,736)
(Decrease) increase in income tax payable	(2,041)	5,566
(Decrease) increase in deferred revenue and other contract-related liabilities	(676)	2,377
Increase in other non-current liabilities	576	626
Net cash provided by operating activities	42,355	42,468
Cash flows from investing activities:
Maturities (purchases) of short-term investments, net	70,000	(180,000)
Purchases of property and equipment, net	(37,004)	(6,963)
Increase in intangible assets	(1,135)	(1,040)
Business combination, net of cash acquired	(47,250)	—
Net cash used in investing activities	(15,389)	(188,003)
Cash flows from financing activities:
Proceeds from issuance of common stock	13,044	6,288
Payroll tax withholdings on behalf of employees for vested equity awards	(1,424)	(123)
Repurchases of common stock	(371)	—
Net cash provided by financing activities	11,249	6,165
Effect of foreign currency exchange rates on cash	2	(261)
Net increase (decrease) in cash, cash equivalents and restricted cash	38,217	(139,631)
Cash, cash equivalents and restricted cash at beginning of period	568,075	552,641
Cash, cash equivalents and restricted cash at end of period	$606,292	$413,010
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of the Company
Masimo Corporation (the Company) is a global medical technology company that develops, manufactures and markets a wide array of patient monitoring technologies, as well as automation and connectivity solutions. The Company’s mission is to improve patient outcomes and reduce the cost of patient care. The Company’s patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software and/or cables. The Company primarily sells its products to hospitals, emergency medical service providers, home care providers, physician offices, veterinarians, long term care facilities and consumers through its direct sales force, distributors and original equipment manufacturer (OEM) partners.
The Company invented Masimo Signal Extraction Technology® (SET®), which provides the capabilities of Measure-through Motion and Low Perfusion™  pulse oximetry to address the primary limitations of conventional pulse oximetry. Over the years, the Company’s product offerings have expanded significantly to also include rainbow® Pulse CO-Oximetry, with its ability to monitor carboxyhemoglobin (SpCO®), methemoglobin (SpMet®), total hemoglobin concentration (SpHb®), fractional arterial oxygen saturation (SpfO2™), Oxygen Content (SpOC™), Pleth Variability Index (PVi®), rainbow® Pleth Variability Index (RPVi™), respiration rate from the pleth (RRp®) and Oxygen Reserve Index (ORi™); as well as acoustic respiration monitoring (RRa®), SedLine® brain function monitoring, NomoLine® capnography and gas monitoring and O3® regional oximetry. These technologies are based upon Masimo SET®, rainbow® and other proprietary algorithms and are incorporated into a variety of product platforms depending on customers’ specifications. The Company’s current technology offerings also include remote patient monitoring, connectivity, and hospital automation solutions, including Masimo Patient SafetyNet™(1), Masimo Patient SafetyNet™ Surveillance1, Masimo SafetyNet™, Replica™, Iris®, MyView®, UniView™ and Trace™. The Company’s technologies are supported by a substantial intellectual property portfolio that the Company has built through internal development and, to a lesser extent, acquisitions and license agreements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of December 28, 2019 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (fiscal year 2019), filed with the SEC on February 19, 2020. The results for the three months ended March 28, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending January 2, 2021 (fiscal year 2020) or for any other interim period or for any future year.
Fiscal Periods
The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week fiscal year includes four quarters of 13 fiscal weeks while a 53 week fiscal year includes three 13 fiscal week quarters and one 14 fiscal week quarter. The Company’s last 53 week fiscal year was fiscal year 2014. Fiscal year 2020 is a 53 week fiscal year. All references to years in these notes to condensed consolidated financial statements are fiscal years unless otherwise noted.
Reclassifications
Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period presentation.

______________
(1)     The use of the trademark Patient SafetyNet™ is under license from the University HealthSystem Consortium.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Use of Estimates
The Company prepares its financial statements in conformity with GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the determination of standalone selling prices, variable consideration and how total consideration should be allocated to each performance obligation within a contract, inventory valuation, valuation of the Company’s equity awards, valuation of identifiable assets and liabilities connected with business combinations, deferred taxes and any associated valuation allowances, deferred revenue, uncertain income tax positions, and litigation costs and related accruals. Actual results could differ from such estimates.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The excess of the purchase price over fair values of identifiable assets and liabilities is recorded as goodwill.
Fair Value Measurements
Authoritative guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.

●
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active; or other inputs that can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by-contract basis. There were no transfers between Level 1, Level 2 and Level 3 inputs during either the three months ended March 28, 2020 or March 30, 2019. The Company carries cash and cash equivalents, as well as certificates of deposit with maturities of one year or less, at cost, which approximates fair value.
The following table represents the Company’s financial assets (in thousands), measured at fair value on a recurring basis as of March 28, 2020:

					Reported as
	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash and cash equivalents	$605,916	$—	$—	$605,916	$605,916	$—
Level 1:
Certificates of deposit	50,000	—	—	50,000	—	50,000
Subtotal	50,000	—	—	50,000	—	50,000
Level 2:
None	—	—	—	—	—	—
Level 3:
None	—	—	—	—	—	—
Total assets measured at fair value	$655,916	$—	$—	$655,916	$605,916	$50,000

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following table represents the Company’s financial assets (in thousands), measured at fair value on a recurring basis as of December 28, 2019:

					Reported as
	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash and cash equivalents	$567,687	$—	$—	$567,687	$567,687	$—
Level 1:
Certificates of deposit	120,000	—	—	120,000	—	120,000
Subtotal	120,000	—	—	120,000	—	120,000
Level 2:
None	—	—	—	—		—
Level 3:
None	—	—	—	—		—
Total assets measured at fair value	$687,687	$—	$—	$687,687	$567,687	$120,000

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments that are readily convertible into known amounts of cash, to be cash equivalents.
Short-Term Investments
The Company classifies its investments in certificates of deposits maturing in greater than three months but less than one year on the date of the original investment as short-term investments. The carrying value of such investments approximates fair value and is accessible without any significant restrictions, taxes, or penalties. As of March 28, 2020, the Company had total investments in certificates of deposit of $50.0 million with remaining maturities of less than seven months.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of trade receivables recorded at the time of invoicing of product sales, reduced by reserves for estimated bad debts and returns. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on an evaluation of the customer’s financial condition. Collateral is generally not required. The Company records an allowance for doubtful accounts that it does not expect to collect based on relevant information, including historical experience, current conditions, and reasonable and supportable forecasts. Accounts are charged off against the allowance when the Company believes they are uncollectible.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives as follows:

Useful Lives
Aircraft and components	4 to 20 years
Buildings	39 years
Building improvements	7 to 15 years
Computer equipment and software	2 to 12 years
Demonstration units	3 years
Furniture and office equipment	2 to 6 years
Leasehold improvements	Lesser of useful life or term of lease
Machinery and equipment	5 to 10 years
Tooling	3 years
Vehicles	5 years

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
Lessee Right-of-Use (ROU) Assets and Lease Liabilities
The Company determines if an arrangement contains a lease at inception. ROU assets represent the Company’s right to use an asset underlying an operating lease for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from an operating lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. Many of the Company’s lessee agreements include options to extend the lease, which the Company does not include in its lease terms unless they are reasonably certain to be exercised. The Company utilizes a portfolio approach to account for the ROU assets and liabilities associated with certain equipment leases. The Company has also made an accounting policy election not to separate lease and non-lease components for its real estate leases and to exclude short-term leases with a term of twelve months from its ROU assets and lease liabilities. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.
Intangible Assets
Intangible assets consist primarily of patents, trademarks, software development costs, customer relationships and acquired technology. Costs related to patents and trademarks, which include legal and application fees, are capitalized and amortized over the estimated useful lives using the straight-line method. Patent and trademark amortization commences once final approval of the patent or trademark has been obtained. Patent costs are amortized over the lesser of 10 years or the patent’s remaining legal life, which assumes renewals, and trademark costs are amortized over 17 years, and their associated amortization cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. For intangibles purchased in an asset acquisition or business combination, which mainly include patents, trademarks, customer relationships and acquired technology, the useful life is determined in the same manner as noted above.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
Revenue from the sales of products to end-user hospitals, emergency medical response organizations, other direct customers, distributors and OEM customers, is recognized by the Company when control of such products transfer to the customer based upon the terms of the contract or underlying purchase order.
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
Shipping and Handling Costs and Fees
All shipping and handling costs are expensed as incurred and are recorded as a component of cost of goods sold in the accompanying condensed consolidated statements of operations. Charges for shipping and handling billed to customers are included as a component of product revenue.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
Product Warranty
The Company generally provides a warranty against defects in material and workmanship for a period ranging from three months to forty-eight months, depending on the product type. In traditional sales activities, including direct and OEM sales, the Company establishes an accrued liability for the estimated warranty costs at the time of revenue recognition, with a corresponding provision to cost of goods sold. Customers may also purchase extended warranty coverage or service level upgrades separately or as part of a deferred equipment agreement. Revenue related to extended warranty coverage and service level upgrades is generally recognized over the life of the contract, which reasonably approximates the period over which such services will be provided. The related extended warranty and service level upgrade costs are expensed as incurred.
Changes in the product warranty accrual were as follows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Warranty accrual, beginning of period	$3,395	$1,910
Accrual for warranties issued	117	720
Changes in pre-existing warranties (including changes in estimates)	(105)	2,447
Settlements made	(241)	(524)
Warranty accrual, end of period	$3,166	$4,553

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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Net Income Per Share
A computation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended
	March 28, 2020	March 30, 2019
Net income	$64,456	$49,322
Basic net income per share:
Weighted-average shares outstanding - basic	53,867	53,210
Net income per basic share	$1.20	$0.93
Diluted net income per share:
Weighted-average shares outstanding - basic	53,867	53,210
Diluted share equivalent: stock options, RSUs and PSUs	3,718	3,589
Weighted-average shares outstanding - diluted	57,585	56,799
Net income per diluted share	$1.12	$0.87

Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance share units (PSUs). For the three months ended March 28, 2020 and March 30, 2019, weighted options to purchase 0.4 million and 0.3 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs are considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of each of March 28, 2020 and March 30, 2019, 2.7 million weighted average shares related to such RSUs have been excluded from the calculation of potential shares for each of the three month periods then ended.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash paid during the year for:
Interest expense	$66	$13
Income taxes	3,886	2,157
Operating lease liabilities	1,463	1,748

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities	$8,144	$22,983

Non-cash investing activities:
Unpaid purchases of property, plant and equipment	$4,240	$1,127

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$466	$583

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$605,916	$412,861
Restricted cash	376	149
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$606,292	$413,010

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). Subsequent to the issuance of ASU 2016-13, the FASB clarified the guidance through several ASUs. The collective new guidance (ASC 326) generally requires entities to use a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity recognizes an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect. The entity’s estimate considers relevant information about past events, current conditions, and reasonable and supportable forecasts. The Company adopted this standard during the three months ended March 28, 2020 and such adoption did not have a material impact on its condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). The new guidance provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). Entities can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. ASU 2020-04 is applied prospectively and is effective for annual periods, and interim periods within those annual periods, beginning March 12, 2020. The relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). The new standard simplifies the accounting for income taxes by removing exceptions to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. In addition, the standard requires that an entity recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and specifies that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; however, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority. ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
3. Related Party Transactions
The Company’s Chairman and Chief Executive Officer (CEO) is also the Chairman and CEO of Cercacor Laboratories, Inc. (Cercacor). The Company is a party to the following agreements with Cercacor:

•
Cross-Licensing Agreement - The Company and Cercacor are parties to the Cross-Licensing Agreement, which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities to Cercacor arising under the Cross-Licensing Agreement were $3.1 million and $2.9 million for the three months ended March 28, 2020 and March 30, 2019, respectively.

•
Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were less than $0.1 million for each of the three months ended March 28, 2020 and March 30, 2019.

•
Lease and Sublease Agreement - Effective December 2019, the Company entered into a lease agreement with Cercacor for approximately 34,000 square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Cercacor Lease). The term of the Cercacor Lease expires on December 31, 2024. In March 2016, the Company entered into a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California (Cercacor Sublease). The Cercacor Sublease began on May 1, 2016 and expired on December 15, 2019. The Company recognized approximately $0.3 million and $0.1 million of lease and sublease income for the three months ended March 28, 2020 and March 30, 2019, respectively.

Net amounts due to Cercacor at March 28, 2020 and December 28, 2019 were $3.0 million and $2.9 million, respectively.
The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. In addition, the Company’s Executive Vice President (EVP), Chief Financial Officer (CFO) serves as the Treasurer of the Masimo Foundation and the Company’s EVP, General Counsel and Corporate Secretary serves as the Secretary for the Masimo Foundation. During the three months ended March 28, 2020 and March 30, 2019, the Company made cash contributions of approximately $1.5 million and $1.0 million, respectively, to the Masimo Foundation. During the three months ended March 28, 2020 and March 30, 2019, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services.
The Company’s CEO is also a director of the Patient Safety Movement Foundation (PSMF), a non-profit organization which was founded in 2013 to work with hospitals, medical technology companies and patient advocates to unite the healthcare ecosystem and eliminate the more than 200,000 U.S. preventable hospital deaths that occur every year. The Company’s EVP, CFO also serves as the Treasurer of PSMF. During the three months ended March 28, 2020 and March 30, 2019, the Company made various in-kind contributions to PSMF, mainly in the form of donated office rent and administrative services.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The Company maintains an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. For each of the three months ended March 28, 2020 and March 30, 2019, the Company charged the Company’s CEO less than $0.1 million related to such reimbursements.
4. Inventories
Inventories consist of the following (in thousands):

	March 28, 2020	December 28, 2019
Raw materials	$53,902	$55,913
Work-in-process	13,254	10,966
Finished goods	48,826	48,992
Total inventories	$115,982	$115,871

5. Other Current Assets
Other current assets consist of the following (in thousands):

	March 28, 2020	December 28, 2019
Lease receivable, current	$20,454	$20,250
Prepaid expenses	14,036	11,746
Indirect taxes receivable	9,330	9,311
Customer notes receivable	3,273	4,847
Prepaid rebates and royalties, current	2,575	1,801
Prepaid income taxes	1,711	7,330
Contract assets, current	1,709	1,486
Other current assets	2,324	3,300
Total other current assets	$55,412	$60,071

6. Lease Receivable
The Company recognizes revenue and costs, as well as a lease receivable, at the time embedded sales-type leases within its deferred equipment agreements commence. Lease revenue related to both operating-type and sales-type leases for the three months ended March 28, 2020 and March 30, 2019 was approximately $10.0 million and $12.0 million, respectively, and is included within product revenue in the accompanying condensed consolidated statement of operations. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying condensed consolidated statements of operations.
Lease receivable consists of the following (in thousands):

	March 28, 2020	December 28, 2019
Lease receivable	$72,315	$70,589
Allowance for credit loss	(181)	(403)
Lease receivable, net	72,134	70,186
Less: Current portion of lease receivable	(20,454)	(20,250)
Lease receivable, noncurrent	$51,680	$49,936

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

As of March 28, 2020, estimated future maturities of customer sales-type lease receivables for each of the following fiscal years are as follows (in thousands):

Fiscal year	Amount
2020 (balance of year)	$16,083
2021	17,911
2022	14,928
2023	10,792
2024	7,240
Thereafter	5,361
Total	$72,315

Estimated future operating lease payments expected to be received from customers under deferred equipment agreements are not material as of March 28, 2020.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following (in thousands):

	March 28, 2020	December 28, 2019
Prepaid contract allowances	$8,015	$8,098
Deferred commissions	5,604	5,260
Unbilled contract receivables, non-current	3,048	2,482
Equipment leased to customers	323	374
Deferred costs and other contract assets	$16,990	$16,214

8. Property and Equipment
Property and equipment, net, consists of the following (in thousands):

	March 28, 2020	December 28, 2019
Building and building improvements	$101,883	$101,731
Machinery and equipment	60,881	58,864
Land	50,411	40,216
Aircraft and vehicles	32,145	29,934
Computer equipment and software	22,475	19,650
Leasehold improvements	16,584	15,921
Tooling	15,972	15,346
Furniture and office equipment	11,253	11,049
Demonstration units	834	836
Construction-in-progress (CIP)	58,706	39,107
Total property and equipment	371,144	332,654
Accumulated depreciation	(117,988)	(113,102)
Property and equipment, net	$253,156	$219,552

For the three months ended March 28, 2020 and March 30, 2019, depreciation expense of property and equipment was $5.0 million and $4.3 million, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

During the three months ended March 28, 2020, the Company purchased a facility in Switzerland for its European headquarter operations for a purchase price of $16.4 million, as well as land in Mexicali, Mexico for a purchase price of $7.7 million to be used for the construction of a new manufacturing and distribution facility.
The balance in CIP at March 28, 2020 relates primarily to acquisition and improvement costs for a recently purchased building in Switzerland and a portion of a building in California, capitalized implementation costs related to a new enterprise resource planning software system and costs related to equipment and other facility improvements, the underlying assets for which have not been completed or placed into service. The balance in CIP at December 28, 2019 related primarily to acquisition and improvement costs for a portion of a recently purchased building in California, capitalized implementation costs related to an enterprise resource planning software system and costs related to equipment and other facility improvements, the underlying assets for which have not been placed into service.
9. Intangible Assets
Intangible assets, net, consist of the following (in thousands):

	March 28, 2020	December 28, 2019
Patents	$26,332	$23,242
Customer relationships	23,219	7,669
Licenses-related party	7,500	7,500
Trademarks	6,591	4,614
Acquired technology	5,580	5,580
Capitalized software development costs	3,328	3,328
Other	5,466	5,466
Total intangible assets	78,016	57,399
Accumulated amortization	(31,277)	(30,148)
Intangible assets, net	$46,739	$27,251

Intangible assets have a twelve year weighted-average amortization period. Total amortization expense for the three months ended March 28, 2020 and March 30, 2019 was $1.4 million and $1.1 million, respectively.
Total renewal costs for patents and trademarks for the three months ended March 28, 2020 and March 30, 2019 were $0.2 million and $0.3 million, respectively. As of March 28, 2020, the weighted-average number of years until the next renewal was one year for patents and five years for trademarks.
During the three months ended March 28, 2020, the Company completed a business combination. Based on the Company’s preliminary purchase price allocation, approximately $15.5 million, $2.6 million and $1.7 million of the purchase price has been assigned to customer relationships, acquired technology and trademarks, respectively. The Company is still gathering additional information to finalize these preliminary estimates and expects to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.
Estimated amortization expense for each of the next fiscal years is as follows (in thousands):

Fiscal year	Amount
2020 (balance of year)	$5,716
2021	5,940
2022	4,866
2023	4,043
2024	3,653
Thereafter	22,521
Total	$46,739

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

10. Goodwill
Changes in goodwill were as follows (in thousands):

Three Months Ended March 28, 2020
Goodwill, beginning of period	$22,350
Increase from business combination(1)	32,165
Foreign currency translation adjustment	(418)
Goodwill, end of period	$54,097

______________

(1)
During the three months ended March 28, 2020, the Company completed a business combination. Based on the Company’s preliminary purchase price allocation, approximately $32.2 million of the purchase price has been assigned to goodwill. The Company is still gathering additional information to finalize this preliminary estimate and expects to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

11. Lessee ROU Assets and Lease Liabilities
The Company leases certain facilities in North and South America, Europe, the Middle East and Asia-Pacific regions under operating lease agreements expiring at various dates through January 2030. In addition, the Company leases equipment in the U.S. and Europe that are classified as operating leases and expire at various dates through September 2023. The majority of these leases are non-cancellable and generally do not contain any material restrictive covenants, material residual value guarantees or other material guarantees. The Company recognizes lease costs under these agreements using a straight-line method based on total lease payments. Certain facility leases contain predetermined price escalations and in some cases renewal options, the longest of which is for five years.
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of March 28, 2020, the weighted average discount rate used by the Company for all operating leases was approximately 2.8%.
The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows (in thousands):

	Balance sheet classification	March 28, 2020	December 28, 2019
Lessee ROU assets	Other non-current assets	$25,937	$19,137

Lessee current lease liabilities	Other current liabilities	4,547	4,653
Lessee non-current lease liabilities	Other non-current liabilities	22,776	15,834
Total operating lease liabilities		$27,323	$20,487

The weighted average remaining lease term for the Company’s operating leases was 8.4 years as of March 28, 2020.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

As of March 28, 2020, estimated future operating lease payments for each of the following fiscal years were as follows (in thousands):

Fiscal year	Amount
2020 (balance of year)	$4,320
2021	4,454
2022	3,405
2023	3,105
2024	2,678
Thereafter(1)	12,852
Total	30,814
Imputed interest	(3,491)
Present value	$27,323

______________
(1)     Includes optional renewal period for certain leases.
Lease costs consist of the following (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Operating lease costs	$1,658	$1,765
Short-term lease costs	—	9
Sublease income	—	(52)
Total lease costs	$1,658	$1,722

12. Other Non-Current Assets
Other assets, long-term consist of the following (in thousands):

	March 28, 2020	December 28, 2019
Lessee ROU assets	$25,937	$19,137
Strategic investments	6,302	6,475
Prepaid deposits	3,186	3,022
Other	150	157
Total other non-current assets	$35,575	$28,791

13. Deferred Revenue and Other Contract Liabilities
Deferred revenue and other contract liabilities consist of the following (in thousands):

	March 28, 2020	December 28, 2019
Deferred revenue	$24,360	$13,998
Accrued rebates and allowances	7,771	8,436
Accrued customer reimbursements	4,830	5,739
Total deferred revenue and other contract liabilities	36,961	28,173
Less: Non-current portion of deferred revenue	(2,483)	(2,234)
Deferred revenue and other contract liabilities - current	$34,478	$25,939

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize the revenue. These amounts primarily relate to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements and maintenance agreements.
Changes in deferred revenue were as follows (in thousands):

Three Months Ended March 28, 2020
Deferred revenue, beginning of the period	$13,998
Increase from business combination(1)	9,464
Revenue deferred during the period	4,085
Recognition of revenue deferred in prior periods	(3,187)
Deferred revenue, end of the period	$24,360

______________

(1)
During the three months ended March 28, 2020, the Company completed a business combination. Based on the Company’s preliminary purchase price allocation, approximately $9.5 million of the purchase price has been assigned to deferred revenue. The Company is still gathering additional information to finalize this preliminary estimate and expects to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

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
The following table summarizes the Company’s estimated Unrecognized Contract Revenue as of March 28, 2020 and the future periods within which the Company expects to recognize such revenue.

	Expected Future Revenue By Period (in thousands)
	Less than 1 Year	Between 1-3 Years	Between 3-5 Years	More than 5 Years	Total
Unrecognized contract revenue	$212,273	$344,630	$173,384	$46,381	$776,668

The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially, from those reflected in this table.
14. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	March 28, 2020	December 28, 2019
Accrued indirect taxes payable	$6,231	$7,545
Accrued expenses	5,456	6,115
Income tax payable	5,088	7,142
Lessee lease liabilities, current	4,547	4,653
Accrued donations	3,366	966
Accrued legal fees	3,204	1,839
Accrued warranty	3,166	3,395
Related party payables	3,164	3,024
Other	2,670	2,348
Total accrued and other current liabilities	$36,892	$37,027

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

15. Credit Facility
The Company currently maintains a credit facility with various lenders that provides for up to $150.0 million of unsecured borrowings, with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity up to $550.0 million in the future with such lenders and additional lenders, as required. The credit facility also provides for a sublimit of up to $25.0 million for the issuance of letters of credit and a sublimit of $75.0 million for borrowings in specified foreign currencies. All unpaid principal under the credit facility will become due and payable on December 17, 2023. Proceeds from the credit facility are expected to be used for general corporate, capital investment and working capital needs. As of March 28, 2020 and December 28, 2019, the credit facility had no outstanding draws and $1.7 million of outstanding letters of credit. The Company was in compliance with all covenants under the credit facility as of March 28, 2020 and December 28, 2019.
For each of the three months ended March 28, 2020 and March 30, 2019, the Company incurred total interest expense of $0.1 million under the credit facility.
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	March 28, 2020	December 28, 2019
Lessee lease liabilities, non-current	$22,776	$15,834
Income tax payable, non-current	21,509	21,509
Unrecognized tax benefits	13,870	13,184
Deferred tax liabilities	3,115	3,052
Other	2,705	2,456
Total other non-current liabilities	$63,975	$56,035

Unrecognized tax benefits relate to the Company’s long-term portion of tax liability associated with uncertain tax positions. Authoritative guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. See Note 20 to these condensed consolidated financial statements for further details.
17. Stock Repurchase Program
In July 2018, the Company’s Board of Directors (Board) approved a stock repurchase program, authorizing the Company to purchase up to 5.0 million additional shares of its common stock over a period of up to three years (2018 Repurchase Program). The Company expects to fund the 2018 Repurchase Program through its available cash, cash expected to be generated from future operations, the credit facility and other potential sources of capital. The 2018 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. As of March 28, 2020, 4.7 million shares remained available for repurchase pursuant the 2018 Repurchase Program.
The following table provides a summary of the Company’s stock repurchase activities (in thousands, except per share amounts):

	Three Months Ended
	March 28, 2020	March 30, 2019
Shares repurchased(1)	3	—
Average cost per share	$144.65	$—
Value of shares repurchased	$371	$—

______________

(1)	Excludes shares withheld from the shares of its common stock actually issued in connection the vesting of PSU awards to satisfy certain U.S. federal and state tax withholding obligations.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

18. Stock-Based Compensation
Total stock-based compensation expense for the three months ended March 28, 2020 and March 30, 2019 was $11.3 million and $7.3 million, respectively. As of March 28, 2020, an aggregate of 10.2 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 1.9 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for exercise prices):

	Three Months Ended March 28, 2020
	Shares	Average Exercise Price
Options outstanding, beginning of period	5,212	$54.23
Granted	255	175.10
Canceled	(33)	112.65
Exercised	(384)	35.10
Options outstanding, end of period	5,050	$61.42
Options exercisable, end of period	3,245	$36.12

Total stock option expense for the three months ended March 28, 2020 and March 30, 2019 was $4.0 million and $3.5 million, respectively. As of March 28, 2020, the Company had $51.2 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted average period of approximately 3.1 years. The weighted-average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock as of March 28, 2020 was 5.8 years. The weighted-average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock as of March 28, 2020, was 4.5 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted average grant date fair value amounts):

	Three Months Ended March 28, 2020
	Units	Weighted Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,797	$96.85
Granted	72	178.71
Canceled	—	—
Expired	—	—
Vested	(17)	132.83
RSUs outstanding, end of period	2,852	$98.72

Total RSU expense for the three months ended March 28, 2020 and March 30, 2019 was $1.0 million and $0.2 million, respectively. As of March 28, 2020, the Company had $22.4 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 4.2 years.
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted average grant date fair value amounts):

	Three Months Ended March 28, 2020
	Units	Weighted Average Grant Date Fair Value
PSUs outstanding, beginning of period	412	$102.22
Granted	97	179.42
Canceled	—	—
Expired	—	—
Vested	(29)	90.69
PSUs outstanding, end of period	480	$118.52

During the three months ended March 28, 2020, the Company awarded 97,000 PSUs that will vest three years from the award date, based on the achievement of certain 2022 performance criteria approved by the Board. If earned, the PSUs granted will vest upon achievement of the performance criteria after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 97,000 PSUs or 194,000 shares. Based on management’s estimate of the number of units expected to vest, total PSU expense for the three months ended March 28, 2020 and March 30, 2019 was $6.3 million and $3.6 million, respectively. As of March 28, 2020, the Company had $62.4 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 1.6 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Valuation of Stock-Based Award Activity
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Risk-free interest rate	0.4% to 1.7%	2.2% to 2.6%
Expected term (in years)	5.1	5.6
Estimated volatility	26.9% to 27.2%	29.3% to 30.0%
Expected dividends	0%	0%
Weighted-average fair value of options granted	$45.01	$41.01

The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of March 28, 2020 was $594.0 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of March 28, 2020 was $463.7 million. The aggregate intrinsic value of options exercised during the three months ended March 28, 2020 was $54.6 million.
The fair value of each RSU and PSU award is determined based on the closing price of the Company’s common stock on the grant date, or the modification date, if any.
19. Non-operating income
Non-operating income consists of the following (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Interest income	$2,844	$3,433
Realized and unrealized foreign currency gains	588	534
Interest expense	(84)	(80)
Other	(2)	(1)
Total	$3,346	$3,886

20. Income Taxes
The Company has provided for income taxes in fiscal year 2020 interim periods based on the estimated effective income tax rate for the complete fiscal year, as adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended March 28, 2020 and March 30, 2019, the Company recorded discrete tax benefits of approximately $9.6 million and $3.4 million, respectively, related to excess tax benefits realized from stock-based compensation.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

As of March 28, 2020, the liability for income taxes associated with uncertain tax positions was approximately $17.7 million. If fully recognized, approximately $16.3 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
The Company conducts business in multiple jurisdictions and, as a result, one or more of the Company’s subsidiaries files income tax returns in U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters through fiscal year 2014. All material state, local and foreign income tax matters have been concluded through fiscal year 2012. The Company does not believe that the results of any tax authority examination would have a significant impact on its consolidated financial statements.
21. Commitments and Contingencies
Employee Retirement Savings Plan
The Company sponsors a qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $0.8 million and $0.5 million to the MRSP for the three months ended March 28, 2020 and March 30, 2019, respectively. In addition, the Company sponsors various defined contribution plans in certain locations outside of the United States, the contributions to which were not material for any period.
Employment and Severance Agreements
In July 2017, the Company entered into the First Amendment to the certain Amended and Restated Employment Agreement entered into between the Company and Mr. Kiani on November 4, 2015 (as amended, the Amended Employment Agreement). Pursuant to the terms of the Amended Employment Agreement, upon a “Qualifying Termination” (as defined in the Amended Employment Agreement), Mr. Kiani will be entitled to receive a cash severance benefit equal to two times the sum of his then-current base salary and the average annual bonus paid to Mr. Kiani during the immediately preceding three years, the full amount of the “Award Shares” (as defined in the Amended Employment Agreement) and the full amount of the “Cash Payment” (as defined in the Amended Employment Agreement). In addition, in the event of a “Change in Control” (as defined in the Amended Employment Agreement) prior to a Qualifying Termination, on each of the first and second anniversaries of the Change in Control, 50% of the Cash Payment and 50% of the Award Shares will vest, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date; however, in the event of a Qualifying Termination or a termination of Mr. Kiani’s employment due to death or disability prior to either of such anniversaries, any unvested amount of the Cash Payment and all of the unvested Award Shares shall vest and be paid in full. Additionally, in the event of a Change in Control prior to a Qualifying Termination, Mr. Kiani’s stock options and any other equity awards will vest in accordance with their terms, but in no event later than in two equal installments on each of the one year and two year anniversaries of the Change in Control, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date. As of March 28, 2020, the expense related to the Award Shares and Cash Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement was approximately $292.9 million.
As of March 28, 2020, the Company had severance plan participation agreements with eight executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months’ advance notice of their resignation under certain circumstances.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $132.1 million of purchase commitments as of March 28, 2020, which are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items and to achieve better pricing.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of March 28, 2020, the Company had approximately $2.4 million in outstanding unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of March 28, 2020, the Company had not incurred any significant costs related to contractual indemnification of its customers.
In March 2020, the Company exercised its option and entered into a definitive agreement to acquire TNI medical AG for approximately EUR 29.8 million in cash. The transaction closed subsequent to March 28, 2020.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash in time deposits with major financial institutions. As of March 28, 2020, the Company had $656.3 million of bank balances, including short terms investments and restricted cash, of which $3.9 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended March 28, 2020 and March 30, 2019, revenue from sales to customers that are members of GPOs approximated 55.2% and 56.2% of total product revenue, respectively.
For the three months ended March 28, 2020, the Company had sales through two just-in-time distributors that represented 14.6% and 12.3% of total product revenue, respectively. For the three months ended March 30, 2019, the Company had sales through the same two just-in-time distributors that represented 10.3% and 13.6% of total product revenue, respectively.
As of March 28, 2020 and December 28, 2019, one customer represented 18.0% and 19.0%, respectively, of the Company’s accounts receivable balance. The receivable balances related to such customer are fully secured by letters of credit.
Litigation
During the third quarter of fiscal year 2017, the Company became aware that certain amounts had been paid by a foreign government customer to the Company’s former appointed foreign agent in connection with a foreign government tender, but had not been remitted by such agent to the Company in accordance with the agency agreement. On December 28, 2017, the Company initiated arbitration proceedings against this foreign agent after unsuccessful attempts to recover such remittances. As a result, the Company recorded a net charge of approximately $10.5 million during the fourth quarter of fiscal year 2017 in connection with this dispute, of which $2.0 million was recovered during the year ended December 28, 2019. An arbitration hearing was held on February 11, 2019. On July 8, 2019, the arbitrator awarded the Company $10.5 million in damages, fees and costs. On January 12, 2020, the Company received notice that bankruptcy restructuring proceedings had been initiated for the foreign agent. The Company filed its claim with the bankruptcy trustee on January 16, 2020. Although the Company intends to vigorously pursue the collection of the arbitration award through the bankruptcy proceedings, there is no guarantee that the Company will be successful in these efforts.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

On November 21, 2019, the District Court issued an order denying the plaintiffs’ motion for class certification and granting in part and denying in part the Company’s motions for summary judgment, and deferring ruling on the plaintiffs’ motion for summary judgment. On December 5, 2019, the plaintiffs filed a petition for permission to appeal the order denying class certification, which was denied on January 24, 2020. Trial of the individual plaintiffs’ claims was scheduled for June 2, 2020, but the date was vacated. No new trial date has been set. The Company believes it has good and substantial defenses to the claims, but there is no guarantee that the Company will prevail. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying condensed consolidated financial statements.
On January 9, 2020, the Company filed a complaint against Apple Inc. (Apple) in the U.S. District Court for the Central District of California for infringement of a number of patents, for trade secret misappropriation, and for ownership and correction of inventorship of a number of Apple patents listing one of its former employees as an inventor. The Company is seeking damages, injunctive relief, and declaratory judgment regarding ownership of the Apple patents. Although the Company intends to vigorously pursue all of its legal remedies, there is no guarantee that the Company will be successful in these efforts.
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
The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended
	March 28, 2020		March 30, 2019
Geographic area by destination:
United States (U.S.)	$189,519	70.3%	$156,668	68.0%
Europe, Middle East and Africa	54,357	20.2	48,472	21.0
Asia and Australia	19,312	7.2	18,118	7.9
North and South America (excluding the U.S.)	6,437	2.3	7,290	3.1
Total product revenue	$269,625	100.0%	$230,548	100.0%

The Company’s consolidated long-lived assets (tangible non-current assets) by geographic area are (in thousands, except percentages):

	March 28, 2020		December 28, 2019
Long-lived assets by geographic area:
United States	$226,197	89.2%	$216,650	98.5%
International	27,282	10.8	3,276	1.5
Total long-lived assets	$253,479	100.0%	$219,926	100.0%

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The Company possesses licenses from the U.S. Treasury Department’s Office of Foreign Assets Control for conducting business with certain countries identified by the State Department as state sponsors of terrorism. The Company does not have any subsidiaries, affiliates, offices, investments or employees in any country identified as a state sponsor of terrorism. In addition, the Company did not have any sales to customers in Sudan or Syria during the three months ended March 28, 2020 and March 30, 2019. However, the Company did have immaterial product sales to certain customers where such products were ultimately destined for Iran during the three months ended March 28, 2020 and March 30, 2019, but does not believe that such sales activities were material to its business, financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to our stock repurchase programs; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” the negative versions of these terms and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission (SEC) filings, including our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, which we filed with the SEC on February 19, 2020. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.
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
Our core business is Measure-through Motion and Low Perfusion™  pulse oximetry, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry. Our product offerings have expanded significantly over the years to also include noninvasive monitoring of blood constituents with an optical signature, optical regional oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring and exhaled gas monitoring. In addition, we have developed the Root® patient monitoring and connectivity platform, the Radical-7® and Rad-97® bedside and portable patient monitors and the Radius-7® wearable wireless patient monitor. We have also developed hospital automation and connectivity solutions, such as the Masimo Patient SafetyNet™ supplemental remote patient surveillance and monitoring system, which currently allows up to 200 patients to be monitored and viewed simultaneously and remotely through a PC-based monitor or by care providers through their pagers, voice-over-IP phones or smartphones, Iris® and Iris Gateway®, which allow the transfer of data from Masimo and third-party devices to hospital electronic medical records; and UniView™, which provides an integrated display of real-time data from Masimo and third-party devices. For an overview of our product offerings and technologies, please refer to “Business” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, filed with the SEC on February 19, 2020.
We announced FDA clearance for continuous RRp® (respiration rate from the photoplethysmograph) monitoring of adult and pediatric patients with Rad-97®, Radical-7® and Radius-7® Pulse CO-Oximeters® in March 2020. With this clearance, both continuous and spot-check RRp® are now available in the U.S., supported in a variety of pulse oximetry sensors and configurations, including the new non-cabled, tetherless, wearable Radius PPG™.
In March 2020, we also announced Masimo SafetyNet™, an innovative, economically scalable patient management system designed to help clinicians care for patients remotely, in an effort to aid the global COVID-19 pandemic response efforts. This telehealth solution combines our tetherless Radius PPG™ pulse oximetery with Doctella™, a secure, remote patient surveillance platform accessible from a patient’s iOS or Android smartphone or smart device. This new solution is designed to allow hospitals to expand patient monitoring to the home or to other facility locations set up temporarily to care for a potential surge in COVID-19 patients while maintaining the safety of other patients and providers.

COVID-19 Pandemic
The COVID-19 pandemic has created significant uncertainty in the U.S. and around the globe, resulting in both challenges and opportunities for our business. We are committed to being as transparent as possible with our investors, employees, customers, suppliers and business partners as we collectively work to respond to this crisis. In response to this situation, we have implemented a number of precautionary measures at our facilities, including: requiring certain personnel to work remotely from home and enacting social distancing, requiring face masks and screening for symptoms for critical personnel that are required to report to our facilities to work. In response to the increased product demand that we are seeing from our customers as they prepare for a possible surge in patients, we are working to increase our manufacturing capacity. In addition, we have recently introduced new products, such as Masimo SafetyNet™, to help combat the COVID-19 pandemic, and have made charitable pledges to global health organizations to support various relief efforts. We currently believe that our existing liquidity position will be sufficient to fund these initiatives and our response efforts.
Given the uncertainties related to the COVID-19 pandemic, we cannot predict how long such increased product demand or any resulting changes in our product mix will continue. In addition, this increase in current demand could result in potential reductions in future demand if there has been overbuying of our products as our customers consume their excess inventory. Furthermore, we continue to be exposed to potential disruptions to our manufacturing operations, disruptions in the supply of critical manufacturing components and disruptions in our workforce as current circumstances surrounding the global impact of the COVID-19 pandemic change. Please see “Risks Related to Our Revenues” and “Risks Related to our Business and Operations” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information on potential negative impacts to us resulting from the COVID-19 pandemic.
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
Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as U.S. Dollar amounts and as a percentage of revenue (dollars in thousands).

	Three Months Ended
	March 28, 2020	Percentage of Revenue	March 30, 2019	Percentage of Revenue
Revenue:
Product	$269,625	100.0%	$230,548	99.5%
Royalty and other revenue	—	—	1,116	0.5
Total revenue	269,625	100.0	231,664	100.0
Cost of goods sold	83,996	31.2	80,022	34.5
Gross profit	185,629	68.8	151,642	65.5
Operating expenses:
Selling, general and administrative	89,877	33.3	74,204	32.0
Research and development	27,241	10.1	21,415	9.2
Litigation settlement awards	(499)	(0.2)	—	—
Total operating expenses	116,619	43.3	95,619	41.3
Operating income	69,010	25.6	56,023	24.2
Non-operating income	3,346	1.2	3,886	1.7
Income before provision for income taxes	72,356	26.8	59,909	25.9
Provision for income taxes	7,900	2.9	10,587	4.6
Net income	$64,456	23.9%	$49,322	21.3%

Comparison of the Three Months ended March 28, 2020 to the Three Months ended March 30, 2019
Revenue. Total revenue increased $38.0 million, or 16.4%, to $269.6 million for the three months ended March 28, 2020 from $231.7 million for the three months ended March 30, 2019. The following table details our total product revenues by the geographic area to which the products were shipped for each of the three months ended March 28, 2020 and March 30, 2019 (dollars in thousands):

	Three Months Ended
	March 28, 2020		March 30, 2019		Increase/ (Decrease)	Percentage Change
United States (U.S.)	$189,519	70.3%	$156,668	68.0%	$32,851	21.0%
Europe, Middle East and Africa	54,357	20.2	48,472	21.0	5,885	12.1
Asia and Australia	19,312	7.2	18,118	7.9	1,194	6.6
North and South America (excluding the U.S.)	6,437	2.3	7,290	3.1	(853)	(11.7)
Total product revenue	$269,625	100.0%	$230,548	100.0%	$39,077	16.9%
Royalty and other revenue	—		1,116		(1,116)	(100.0)
Total revenue	$269,625		$231,664		$37,961	16.4%
Product revenues increased $39.1 million, or 16.9%, to $269.6 million for the three months ended March 28, 2020, compared to $230.5 million for the three months ended March 30, 2019. This increase was primarily due to higher revenue from consumables and parameters, a portion of which we believe is related to increased demand for our products due to the global COVID-19 pandemic. Partially offsetting these increases was the impact of approximately $1.3 million of unfavorable foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. During the three months ended March 28, 2020, we shipped approximately 72,100 noninvasive technology boards and monitors, an increase of 8,400 units, or 13.2%, from 63,700 units shipped during the three months ended March 30, 2019.
Product revenue generated through our direct and distribution sales channels increased $33.8 million, or 16.7%, to $236.3 million for the three months ended March 28, 2020, compared to $202.4 million for the three months ended March 30, 2019. Revenues from our OEM channel increased $5.2 million, or 18.6%, to $33.3 million for the three months ended March 28, 2020 as compared to $28.1 million for the three months ended March 30, 2019.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the three months ended March 28, 2020 and March 30, 2019 was as follows (dollars in thousands):

	Three Months Ended
	March 28, 2020	Gross Profit Percentage	March 30, 2019	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product gross profit	$185,629	68.8%	$150,593	65.3%	$35,036	23.3%
Royalty and other revenue gross profit	—	—	1,049	94.0	(1,049)	(100.0)
Total gross profit	$185,629	68.8%	$151,642	65.5%	$33,987	22.4%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $4.0 million for the three months ended March 28, 2020, compared to the three months ended March 30, 2019, primarily due to higher product sales volume, which was partially offset by lower costs of materials, and increased leverage of our fixed production costs.
Product gross margins increased to 68.8% for the three months ended March 28, 2020, compared to 65.3% for the three months ended March 30, 2019, primarily due to favorable customer and product mix, as well as manufacturing cost improvements.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended March 28, 2020 and March 30, 2019 were as follows (dollars in thousands):

Selling, General and Administrative
Three Months Ended March 28, 2020	Percentage of Net Revenues	Three Months Ended March 30, 2019	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$89,877	33.3%	$74,204	32.0%	$15,673	21.1%
Selling, general and administrative expenses increased $15.7 million, or 21.1%, for the three months ended March 28, 2020, compared to the three months ended March 30, 2019. This increase was primarily attributable to higher compensation and employee-related costs of approximately $9.2 million, higher legal and professional fees of approximately $3.0 million, higher charitable contribution of approximately $2.0 million and higher acquisition and strategic investment related costs of approximately $0.8 million. Approximately $8.7 million and $5.7 million of stock-based compensation expense was included in selling, general and administrative expenses for the three months ended March 28, 2020 and March 30, 2019, respectively.
Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended March 28, 2020 and March 30, 2019 were as follows (dollars in thousands):

Research and Development
Three Months Ended March 28, 2020	Percentage of Net Revenues	Three Months Ended March 30, 2019	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$27,241	10.1%	$21,415	9.2%	$5,826	27.2%
Research and development expenses increased $5.8 million, or 27.2%, for the three months ended March 28, 2020, compared to the three months ended March 30, 2019, primarily due to higher compensation and other employee-related costs of approximately $4.8 million and higher professional fees of approximately $0.5 million. Approximately $2.4 million and $1.5 million of stock-based compensation expense was included in research and development expenses for the three months ended March 28, 2020 and March 30, 2019, respectively.
Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating income for the three months ended March 28, 2020 and March 30, 2019 was as follows (dollars in thousands):

Non-operating Income
Three Months Ended March 28, 2020	Percentage of Net Revenues	Three Months Ended March 30, 2019	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$3,346	1.2%	$3,886	1.7%	$(540)	(13.9)%
Non-operating income decreased by $0.5 million for the three months ended March 28, 2020, compared to the three months ended March 30, 2019. Non-operating income for the three months ended March 28, 2020 consisted primarily of approximately $2.8 million in net interest income and approximately $0.6 million of net realized and unrealized gains on foreign currency denominated transactions. Non-operating income for the three months ended March 30, 2019 consisted primarily of approximately $3.4 million of net interest income and approximately $0.5 million of net realized and unrealized gains on foreign currency denominated transactions.
Provision for Income Taxes. Our provision for income taxes for the three months ended March 28, 2020 and March 30, 2019 was as follows (dollars in thousands):

Provision for Income Taxes
Three Months Ended March 28, 2020	Percentage of Net Revenues	Three Months Ended March 30, 2019	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$7,900	2.9%	$10,587	4.6%	$(2,687)	(25.4)%

For the three months ended March 28, 2020, we recorded a provision for income taxes of approximately $7.9 million, or an effective tax provision rate of 10.9%, as compared to a provision for income taxes of approximately $10.6 million, or an effective tax provision rate of 17.7%, for the three months ended March 30, 2019. The decrease in our effective tax rate for the three months ended March 28, 2020 resulted primarily from an increase in the amount of excess tax benefits realized from stock-based compensation of approximately $6.2 million compared to the three months ended March 30, 2019.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, short-term investments, future funds expected to be generated from operations and available borrowing capacity under our credit facility. As of March 28, 2020, we had approximately $822.9 million in working capital, approximately $605.9 million in cash and cash equivalents, approximately $50.0 million in short-term investments and approximately $148.3 million of available borrowing capacity (net of outstanding letters of credit) under our credit facility. We carry short-term investments at cost, which approximates fair value.
As of March 28, 2020, we had cash totaling $94.9 million held outside of the U.S., of which approximately $61.4 million was accessible without additional tax cost and approximately $33.5 million was accessible at an incremental estimated tax cost of up to $0.2 million. We currently have sufficient funds on-hand and available without additional tax cost to fund our global operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
Cash Flows
The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Net cash provided by (used in):
Operating activities	$42,355	$42,468
Investing activities	(15,389)	(188,003)
Financing activities	11,249	6,165
Effect of foreign currency exchange rates on cash	2	(261)
Increase (decrease) in cash, cash equivalents and restricted cash	$38,217	$(139,631)
Operating Activities. Cash provided by operating activities was approximately $42.4 million for the three months ended March 28, 2020, generated primarily from net income from operations of $64.5 million. Non-cash activity included stock-based compensation of $11.3 million and depreciation and amortization of $6.4 million. Additional sources of cash included a decrease in other current assets of approximately $5.5 million, primarily related to prepaid income taxes. These sources of cash were partially offset by other changes in operating assets and liabilities, including a decrease in accrued compensation, accounts payable and income taxes payable of approximately $17.7 million, $8.0 million and $2.0 million, respectively, primarily due to the timing of payments, and an increase in accounts receivable of approximately $17.1 million, primarily due to the timing of cash receipts.
For the three months ended March 30, 2019, cash provided by operating activities was approximately $42.5 million, generated primarily from net income from operations of $49.3 million. Non-cash activity included stock-based compensation of $7.3 million, and depreciation and amortization of $5.4 million. Additional sources of cash included a decrease in deferred costs and other contract assets of approximately $7.1 million and an increase in income taxes payable of approximately $5.6 million. These sources of cash were partially offset by other changes in operating assets and liabilities, including an increase in accounts receivable of approximately $8.5 million, primarily due to the timing of cash receipts, and decreases in accrued compensation and accounts payable of approximately $19.4 million and $6.1 million, respectively, primarily due to the timing of payments.
Investing Activities. Cash used in investing activities for the three months ended March 28, 2020 was approximately $15.4 million, consisting primarily of approximately $47.3 million for a business combination, $37.0 million for purchases of property and equipment and $1.1 million of capitalized intangible asset costs related primarily to patent and trademark costs, which were partially offset by cash provided by net maturities of short-term investments of approximately $70.0 million.

For the three months ended March 30, 2019, cash used in investing activities was approximately $188.0 million, consisting of approximately $180.0 million for purchases of short-term investments, $7.0 million for purchases of property and equipment and $1.0 million of capitalized intangible asset costs related primarily to patent and trademark costs.
Financing Activities. Cash provided by financing activities for the three months ended March 28, 2020 was approximately $11.2 million, consisting primarily of proceeds from the issuance of common stock related to employee equity awards of approximately $13.0 million, which was partially offset by the withholding of shares for employee payroll taxes for vested equity awards of approximately $1.4 million and repurchases of our common stock of approximately $0.4 million. For the three months ended March 30, 2019, cash used in financing activities was approximately $6.2 million, driven primarily by settlement proceeds from the issuance of common stock related to employee equity awards of approximately $6.3 million.
Capital Resources and Prospective Capital Requirements
We expect to fund our future operating, investing and financing activities through our available cash and short-term investments, future cash from operations, our credit facility and other potential sources of capital. In addition to funding our working capital requirements, we anticipate additional capital expenditures during fiscal year 2020, primarily related to investments in infrastructure growth. Possible additional uses of cash may include acquisitions of and/or strategic investments in technologies or technology companies, investments in property and equipment and repurchases of common stock under our authorized stock repurchase program. However, any repurchases of common stock will be subject to numerous factors, including the availability of our stock, general market conditions, the trading price of our stock, available capital, alternative uses for capital and our financial performance. In addition, the amount and timing of our actual investing activities will vary significantly depending on numerous factors, including the timing and amount of capital expenditures, costs of product development efforts, our timetable for infrastructure expansion, stock repurchase activity and costs related to our domestic and international regulatory requirements. Despite these investment requirements, we anticipate that our existing cash and cash equivalents and amounts available under our credit facility will be sufficient to meet our working capital requirements, capital expenditures and other operational funding needs for at least the next 12 months.
Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we engaged in these relationships. As of March 28, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of net revenues, expenses, assets and liabilities. We regularly evaluate our estimates and assumptions related to our critical accounting policies, including revenue recognition, inventory valuation, lessee right-of-use (ROU) assets and lease liabilities, the fair value of identifiable assets and liabilities connected with business combinations, stock-based compensation, deferred taxes and related valuation allowances, uncertain tax positions, tax contingencies, litigation costs and loss contingencies.
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

As a result of certain strategic investment activity during the three months ended March 28, 2020, we are updating our list of the most significant accounting policies for purposes of fully understanding and evaluating our reported financial results to include “Business Combinations” as follows:
Business Combinations
We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when market value is not readily available. For intangible assets acquired in a business combination, we typically use the income method. Significant estimates in valuing certain intangible assets include, but are not limited to, the amount and timing of future cash flows, growth rates, discount rates and useful lives. The excess of the purchase price over fair values of identifiable assets and liabilities is recorded as goodwill.
Other Critical Accounting Policies
There have been no material changes to any of our other critical accounting policies during the three months ended March 28, 2020. For a description of these critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, which was filed with the SEC on February 19, 2020.
Recent Accounting Pronouncements
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and short-term investments, as well as the increase or decrease in the amount of interest expense we must pay with respect to any outstanding debt instruments. We do not believe our cash, cash equivalents and short term investments are subject to significant interest rate risk due to the short term periods such amounts are invested. As of March 28, 2020, the carrying value of our cash equivalents and short-term investments approximated fair value. We currently do not have any significant risks associated with interest rates fluctuations related to interest expense. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Therefore, declines in interest rates over time will reduce our interest income while increases in interest rates will increase our interest income. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments and interest income by approximately $0.1 million for each $10.0 million in interest-bearing investments.
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
Our primary foreign currency exchange rate exposures are with the Australian Dollar, the British Pound, Canadian Dollar, Euro, Japanese Yen, South Korean Won, Mexican Peso and Swedish Krona. Foreign currency exchange rates may experience significant volatility from one period to the next. Specifically, during the three months ended March 28, 2020, we estimate fluctuations in the exchange rates between the U.S. Dollar and other foreign currencies, including the Australian Dollar, Euro, and the South Korean Won, adversely impacted our revenues by $1.3 million. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of March 28, 2020 would have resulted in an estimated reduction of $6.6 million in reported pre-tax income for the three months ended March 28, 2020. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) regulations, rules and forms and that such information is accumulated and communicated to our management, including our CEO and Chief Financial Officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure.
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
During the quarter ended March 28, 2020, we implemented the initial phase of our new enterprise resource planning software system for certain subsidiaries. In connection with this software implementation, we modified several related internal controls over financial reporting to maintain the desired control objectives. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 21 to our accompanying condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks come to fruition, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment.
Risk factors marked with an asterisk (*) below include a substantive change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, filed with the SEC on February 19, 2020.
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
These negotiated prices are made available to a GPO’s members. If we are not one of the providers selected by a GPO, the GPO’s members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. Shipments of our pulse oximetry products to customers that are members of GPOs represent approximately 80% of our U.S. product sales. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
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
We cannot guarantee that governmental or third-party payers will reimburse or begin reimbursing a customer for the cost of our products or the procedures in which our products are used. For example, some insurance carriers have issued policies denying coverage for transcutaneous hemoglobin measurement on the grounds that the technology is investigational in the outpatient setting. Other payers are continuing to investigate our products to determine if they will provide reimbursement for the use of such products. These trends could lead to pressure to reduce prices for our current and future products, hinder our ability to obtain market adoption, cause a decrease in the size of the market or potentially increase competition, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
Our customers are facing growing levels of uncertainties, including variations in overall hospital census for paying patients and the impact of such census variations on hospital budgets. As a result, many hospitals are reevaluating their entire cost structure, including the amount of capital they allocate to medical device technologies and products. In addition, certain of our products, including our rainbow® measurements such as carbon monoxide, methemoglobin and hemoglobin, that are sold with upfront license fees and more complex and expensive sensors, could also be impacted by hospital budget reductions. Any reductions in capital spending budgets by hospitals could have a significant negative impact on our OEM customers who, due to their traditionally larger capital equipment sales model, could see declines in purchases from their hospital customers. This, in turn, could reduce our board sales to our OEM customers.
From time to time, states and other local regulatory authorities may issue guidelines regarding the appropriate scope and use of our products. For example, some of our noninvasive monitoring devices may be subject to authorization by individual states as part of the Emergency Medical Services (EMS) scope of practice procedures. A lack of inclusion into scope of practice procedures may limit adoption of our products.
Additionally, increases in demand resulting from global medical crises such as the COVID-19 pandemic may be short lived. If the increased demand results in a stockpiling of our products by, or excess inventory at, our customers, future orders may be delayed or canceled until such on-hand inventory is consumed.
The loss of any large customer or distributor, or any cancellation or delay of a significant purchase by a large customer, could reduce our net sales and harm our operating results.
We have a concentration of OEM, distribution and direct customers. For example, sales to two just-in-time distributors each represented more than 10% of our product sales for the three months ended March 28, 2020. We cannot provide any assurance that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers, or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results.
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

Our royalty and other revenue has historically consisted primarily of royalties received from Medtronic plc (Medtronic) related to its U.S. sales, and more recently, revenue from non-recurring engineering (NRE) services for a certain OEM customer. However, Medtronic is no longer required to pay us royalties and we have completed the majority of our contracted NRE services. We have not replaced this royalty and NRE services revenue with similar revenues, and such loss of revenue had an adverse effect on our results of operations for the three months ended March 28, 2020.
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
We believe that the success of our business depends, in part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. We were previously involved in significant litigation to protect our patent positions related to some of our pulse oximetry signal processing patents that resulted in various settlements. We believe some of the new market entrants in the healthcare and monitoring space, including some of the world’s largest technology companies, may be infringing our intellectual property, and we may be required to engage in additional litigation to protect our intellectual property in the future. In addition, we believe that certain individuals who previously held high level technical and clinical positions with us misappropriated our intellectual property for the benefit of themselves and other companies. For example, on January 9, 2020, we initiated litigation against Apple Inc. for infringement of a number of patents, for trade secret misappropriation and for ownership and correction of inventorship of a number of Apple Inc. patents that list one of our former employees as an inventor. Our ongoing and future litigation could result in significant additional costs and further divert the attention of our management and key personnel from our business operations and the implementation of our business strategy and may not be successful or adequate to protect our intellectual property rights.

Risks Related to Our Regulatory Environment
*Our failure to obtain and maintain FDA clearances or approvals on a timely basis, or at all, would prevent us from commercializing our current or upgraded products in the U.S., which could severely harm our business.
Unless an exemption applies, each medical device that we market in the U.S. must first undergo premarket review pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA) by receiving clearance of a 510(k) premarket notification, receiving clearance through the de novo review process, or obtaining approval of a premarket approval (PMA) application. Even if regulatory clearance or approval of a product is granted, the U.S. Food and Drug Administration (FDA) may clear or approve our products only for limited indications for use. Additionally, the FDA may not grant 510(k) clearance on a timely basis, if at all, for new products or uses that we propose for Masimo SET® or licensed rainbow® technology.
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
To support our product applications to the FDA, we frequently are required to conduct clinical testing of our products. Such clinical testing must be conducted in compliance with FDA requirements pertaining to human research. Among other requirements, we must obtain informed consent from study subjects and approval by institutional review boards before such studies may begin. We must also comply with other FDA requirements such as monitoring, record-keeping, reporting and the submission of information regarding certain clinical trials to a public database maintained by the National Institutes of Health. In addition, if the study involves a significant risk device, we are required to obtain the FDA’s approval of the study under an Investigational Device Exemption (IDE). Compliance with these requirements can require significant time and resources. In addition, public health emergencies and other extraordinary circumstances may disrupt the conduct of our clinical trials. If the FDA determines that we have not complied with such requirements, the FDA may refuse to consider the data to support our applications or may initiate enforcement actions.
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
We sell consumer versions of our iSpO2® and MightySat® pulse oximeters that are not intended for medical use. Some of our products or product features may also be exempted from the 510(k) process and/or other regulatory requirements in accordance with specific FDA guidance and policies, such as the FDA guidance related to mobile medical applications. In addition, some of our products or product features may not be subject to device regulation pursuant to Section 520(o) of the FDCA, which excludes certain software functions from the statutory definition of a device. If the FDA changes its policy or concludes that our marketing of these products is not in accordance with its current policy and/or Section 520(o) of the FDCA, we may be required to seek clearance or approval of these devices through the 510(k), de novo or PMA processes. In addition, we may market certain products pursuant to enforcement discretion policies the FDA has recently announced to address the need for these products as a result of the COVID-19 pandemic. Such policies only remain in effect during the public health emergency, such that we will need to seek clearance or approval of such products to continue marketing these products at the end of the COVID-19 pandemic.
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
*Modifications to our marketed devices may require new regulatory clearances or premarket approvals, or may require us to cease marketing or to recall the modified devices until clearances or approvals are obtained.
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
During the COVID-19 pandemic, the FDA has issued enforcement policies under which the agency has said it will not require clearance of a new 510(k) for certain modifications to 510(k)-cleared non-invasive vital-sign patient monitoring devices. However, these policies remain in effect only during the COVID-19 pandemic. Manufacturers that make modifications pursuant to these policies will need to stop marketing the modifications at the end of the COVID-19 pandemic unless the manufacturer receives 510(k) clearance for the modifications.
*Regulatory reforms may impact our ability to develop and commercialize our products and technologies.
From time to time, legislation is drafted and introduced by governments that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of medical devices. For example, in August 2017, Congress enacted the FDA Reauthorization Act of 2017 (FDARA). FDARA reauthorized the FDA to collect device user fees, including a new user fee for de novo classification requests, and contained substantive amendments to the device provisions of the FDCA. Among other changes, FDARA required that the FDA update and revise its processes for scheduling inspections of device establishments, communicating about those inspections with manufacturers and providing feedback on the manufacturer’s responses to Form 483s. The statute also required that the FDA study the impact of device servicing, including third-party services, and created a new process for device sponsors to request classification of accessory devices as part of the PMA application for the parent device or to request a separate classification of accessory devices.
In addition, regulations and guidance are often revised or reinterpreted by the government agency in ways that may significantly affect our business or products. Future regulatory changes could make it more difficult for us to obtain or maintain approval to develop and commercialize our products and technologies. Public health emergencies may also prompt temporary or permanent regulatory reforms that could change the processes governing the clearance or approval, manufacture and marketing of medical devices.
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
In December 2018, a federal district court judge in Texas found the ACA’s individual mandate to be unconstitutional; and therefore, the entire law to be invalid. In December 2019, the Fifth Circuit affirmed the ruling regarding the individual mandate but remanded the case to the district court for additional analysis of the question of severability and whether portions of the law remain valid. In March 2020, the U.S. Supreme Court agreed to hear the case. Although we cannot predict the ultimate content or timing of any healthcare reform legislation or court challenges to the ACA, potential changes resulting from any amendment, repeal, replacement or invalidation of these programs, including any reduction in the future availability of healthcare insurance benefits, may decrease the number of people who are insured, which could adversely affect our business and future results of operations.
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
We are also unable to predict how changing global economic conditions or potential global health concerns such as the COVID-19 pandemic will affect our critical customers, suppliers and distributors. Any negative impact of such matters on our critical customers, suppliers or distributors may also have an adverse impact on our results of operations or financial condition. Our expense levels are based, in part, on our expectations regarding future revenue levels and are relatively fixed in the short term. As a result, if our revenue for a particular period was below our expectations, we would not be able to proportionately reduce our operating expenses for that period. Any revenue shortfall would have a disproportionately negative effect on our operating results for the period.
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
*Our business, financial condition and results of operations may be adversely affected by the COVID-19 pandemic.
In December 2019, COVID-19 was reported to have surfaced in Wuhan, China and has since spread to many other countries, including the United States, where we have our principal executive offices and principal operations, Switzerland, where we have our international headquarters, and Mexico, where we have significant manufacturing operations. Government-imposed travel restrictions have resulted, and may continue to result, in direct operational and administrative disruptions to our domestic and foreign facilities. In addition, quarantines, shelter-in-place and similar orders by local governments have impacted and could further impact the productivity of our manufacturing, engineering, sales and administrative staff and facilities in the United States and other countries. Our operations would be disrupted if any of our employees or employees of our business partners were suspected of having contracted COVID-19, which could require quarantine of some or all such employees or closure of our facilities for disinfection.

If the current pace of the COVID-19 pandemic cannot be slowed and the spread of the virus is not contained, our business operations could be further delayed or interrupted. We expect that government and health authorities may announce new or extend existing restrictions, which could require us to make further adjustments to our operations in order to comply with any such restrictions. We may also experience limitations in employee resources. In addition, global supply chains and the timely availability of raw materials and products may be materially disrupted by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from the COVID-19 pandemic.
The adverse effects of the COVID-19 pandemic on our business could be material in future periods, particularly if there are significant and prolonged economic slowdowns in regions where we derive a significant amount of our revenue or profit, or where our suppliers are located, or if we are forced to close facilities and limit or cease manufacturing operations for extended periods of time. Although we are currently experiencing an increase in the demand for our products, we could experience delays in receipt of customer payments. In addition, our ability to fulfill orders placed with us within the order’s specified time line and for the cost we estimated when we accepted the order may be negatively affected. Furthermore, we are unable to determine if the increase we are experiencing in the demand for our products is being driven by increased usage of our products or the stockpiling of our products by our customers, the latter of which could result in the delay or cancellation of future orders until such on-hand inventory is consumed. These factors could lead to a reduction in revenues, an increase in our cost of revenues and/or a delay in cash flows in future periods and have a material adverse effect on our business, financial condition and results of operations.
The COVID-19 pandemic has also led to extreme volatility in capital markets and has adversely affected, and may continue to adversely affect, the market price of our common stock. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. The extent to which COVID-19 impacts our results will depend on future developments that are highly uncertain and cannot be predicted.
Future changes in accounting pronouncements and tax laws, or the interpretation thereof, could have a significant impact on our reported results, and may affect our historical reporting of previous transactions.
New accounting pronouncements or taxation rules, and evolving interpretations thereof, have occurred and are likely to occur in the future. For example, in recent years, the Financial Accounting Standards Board (FASB) issued new accounting standards that impact our reporting of revenue and expenses, including Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers and ASC Topic 842, Leases. Changes made by these new accounting standards not only apply prospectively, but depending on the method of adoption, may also recast previously reported results. In addition, the 2017 Tax Act, which took effect on January 1, 2018, included a number of changes to existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%, a one-time transition tax on the “deemed repatriation” of cumulative undistributed foreign earnings as of December 31, 2017 and changes in the prospective taxation of the foreign operations of U.S. multinational companies. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation or addressed in future tax regulations. For additional information related to the impact of new accounting pronouncements, please see Note 2 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
*If we lose the services of our key personnel, or if we are unable to attract and retain other key personnel, we may not be able to manage our operations or meet our growth objectives.
We are highly dependent on our senior management, especially Joe Kiani, our CEO, and other key officers. We are also heavily dependent on our engineers and field sales team, including sales representatives and clinical specialists. The loss of the services of members of our key personnel, including as a result of the COVID-19 pandemic, or the inability to attract and retain qualified personnel in the future could prevent the implementation and completion of our objectives, including the development and introduction of our products. In general, our key personnel may terminate their employment at any time and for any reason without notice, unless the individual is a participant in our 2007 Severance Protection Plan, in which case the individual has agreed to provide us with six months’ notice if such individual decides to voluntarily resign. We do not maintain any “key person” life insurance policies with respect to any of our key personnel.

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
In June 2016, the United Kingdom (UK) held a referendum pursuant to which voters elected to leave the EU, commonly referred to as Brexit. The UK formally left the EU on January 31, 2020 and began a transition period that is scheduled to end on December 31, 2020. During the transition period, the UK remains subject to EU law while they negotiate their future relationship with the EU, but is no longer part of the EU’s political institutions and agencies. Although the long-term effects of Brexit will depend on any agreements the UK makes to retain access to the EU markets, Brexit has created additional uncertainties that may ultimately result in new regulatory costs and challenges for medical device companies and increased restrictions on imports and exports throughout Europe, which could adversely affect our ability to conduct and expand our operations in Europe and which may have an adverse effect on our business, financial condition and results of operations. Additionally, Brexit may increase the possibility that other countries may decide to leave the EU in the future.
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

*If we are unable to obtain key materials and components from sole or limited source suppliers, we will not be able to deliver our noninvasive patient monitoring solutions to customers.
We depend on certain sole or limited source suppliers for certain key materials and components, including digital signal processor chips and analog-to-digital converter chips, for our noninvasive patient monitoring solutions. These suppliers are located around the world, and the production and shipment of such materials and components may be constrained globally due to the COVID-19 pandemic. We may experience manufacturing problems related to these suppliers and other outside sources if such suppliers fail to develop, manufacture or ship products and components to us on a timely basis, or provide us with products and components that do not meet our quality standards and required quantities. In addition, from time to time there have been industry-wide shortages of certain components that we use in our noninvasive blood constituent patient monitoring solutions. We may also experience price increases for materials or components, with no guarantee that such increases can be passed along to our customers, which could adversely impact our gross margins.
If any of these problems occur, we may be unable to obtain substitute sources for these products and components on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time.
If we fail to comply with the reporting obligations of the Securities Exchange Act of 1934, as amended, or if we fail to maintain adequate internal control over financial reporting, our business, results of operations and financial condition and investors’ confidence in us could be adversely affected.
We are required to prepare and disclose certain information under the Securities Exchange Act of 1934, as amended, in a timely manner and meet our reporting obligations in their entirety, and our failure to do so could subject us to penalties under federal securities laws and regulations of The Nasdaq Stock Market LLC, expose us to lawsuits and restrict our ability to access financing on favorable terms, or at all.
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

•	reduced profitability if an acquisition is not accretive to our business over either the short-term or the long-term;

•	difficulties in integrating any acquired companies, personnel, products and other assets into our existing business;

•	delays in realizing the benefits of the acquired company, products or other assets;

•	regulatory challenges;

•	cybersecurity and compliance-related issues;

•	diversion of our management’s time and attention from other business concerns;

•	limited or no direct prior experience in new markets or countries we may enter;

•	unanticipated issues dealing with unfamiliar suppliers, service providers or other collaborators of the acquired company;

•	higher costs of integration than we anticipated;

•	write-downs or impairments of goodwill or other intangible assets associated with the acquired company;

•	difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions;

•	negative impacts on our relationships with our employees, clients or collaborators;

•	litigation or other claims in connection with the acquisition; and

•	changes in the overall financial model as certain acquired companies may have a different revenue, gross profit margin or operating expense profile.
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
In addition, under our Credit Facility, we are required to satisfy and maintain specified financial ratios and other affirmative covenants. Our ability to meet those financial ratios and affirmative covenants could be affected by events beyond our control and, therefore, we cannot be assured that we will be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under our Credit Facility. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the Credit Facility immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. As of March 28, 2020, we had no outstanding draws and $1.7 million of outstanding letters of credit under our Credit Facility and were in compliance with all applicable covenants. See Note 15 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our Credit Facility.
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

Although Mr. Kiani’s role as a director of the Patient Safety Movement Foundation is separate from his role as our President and CEO, hospitals and healthcare providers that do not agree with the actions or recommendations of the Patient Safety Movement Foundation may nonetheless disfavor Masimo products, which could adversely affect our business, financial condition and results of operations.
Risks Related to Our Stock
*Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $148.38 to $186.78 per share from December 28, 2019 to March 28, 2020. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors. In addition to the other risk factors previously discussed in this Quarterly Report on Form 10-Q, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:

•	actual or anticipated fluctuations in our operating results or future prospects;

•	our announcements or our competitors’ announcements of new products;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in our growth rates or our competitors’ growth rates;

•	developments regarding our patents or proprietary rights or those of our competitors;

•	ongoing legal proceedings;

•	our inability to raise additional capital as needed;

•	concerns or allegations as to the safety or efficacy of our products;

•	changes in financial markets or general economic conditions, including the effects of recession or slow economic growth in the U.S. and abroad;

•	effects of public health crises, epidemics and pandemics, such as the COVID-19 pandemic;

•	sales of stock by us or members of our management team, our Board of Directors (Board) or certain institutional stockholders; and

•	changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally.
Therefore, you may not be able to resell your shares at or above the price you paid for them.
Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.
As of March 28, 2020, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 11.0% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock.
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
As of March 28, 2020, approximately 10.2 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 5.1 million shares were subject to options outstanding at such date at a weighted-average exercise price of $61.42 per share, approximately 2.9 million shares were subject to outstanding RSUs, approximately 0.5 million shares were subject to outstanding PSUs and approximately 1.9 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 24 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution.
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
Provisions in our amended and restated certificate of incorporation and second amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our amended and restated certificate of incorporation authorizes our Board to issue up to 5.0 million shares of “blank check” preferred stock. As a result, without further stockholder approval, our Board has the authority to attach special rights, including voting and dividend rights, to this preferred stock, including pursuant to a stockholder rights plan. With these rights, preferred stockholders could make it more difficult for a third-party to acquire us. In addition, our amended and restated certificate of incorporation provides for a staggered Board, whereby directors serve for three-year terms, with one-third of the directors coming up for reelection each year. A staggered Board will make it more difficult for a third-party to obtain control of our Board through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our Board.
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
Our Board may from time to time declare, and we may pay, dividends on our outstanding shares in the manner and upon the terms and conditions provided by law. However, we may elect to retain all future earnings for the operation and expansion of our business, rather than paying cash dividends on our stock. In addition, under certain circumstances, our Credit Facility may limit our ability to pay cash dividends, repurchase our common stock or make other distributions to stockholders. Any payment of cash dividends on our stock will be at the discretion of our Board and will depend upon our results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by our Board. In the event our Board declares any dividends, there is no assurance with respect to the amount, timing or frequency of any such dividends.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases and Withholdings of Equity Securities
During the three months ended March 28, 2020, we effected stock repurchases pursuant to the stock repurchase plan authorized by our Board in July 2018 (2018 Repurchase Program). In addition, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of performance share units by withholding a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the tax withholding obligations from the shares of our common stock being issued in connection with such award.
Shares repurchased by us or withheld to satisfy tax withholding obligations during each fiscal month of the quarter ended March 28, 2020 were as follows:

Period	Total Number of Shares Purchased or Withheld	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
December 29, 2019 to January 25, 2020	—	$—	—	4,725,086
January 25, 2020 to February 22, 2020	—	—	—	4,725,086
February 22, 2020 to March 28, 2020	11,652	154.09	2,568	4,722,518
Total	11,652	$154.09	2,568	4,722,518
_____________

(1)
In July 2018, our Board authorized the 2018 Repurchase Program, whereby we were authorized to repurchase up to 5.0 million shares of our common stock. The 2018 Repurchase Program can be carried out at the discretion of a committee comprised of our CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions.

During the three months ended March 28, 2020, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of performance share units by withholding shares of our common stock, with an aggregate fair market value on the date of vesting equal to the tax withholding obligations, from the shares of our common stock actually issued in connection with such award. Shares withheld to satisfy tax withholding obligations for the three months ended March 28, 2020 and March 30, 2019 were as follows:

	Three Months Ended
	March 28, 2020	March 30 2019
Shares withheld	9,084	1,163
Average cost per share	$156.76	$105.52
Value of shares withheld	$1,423,995	$122,720

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)
3.2	(2)	Second Amended and Restated Bylaws adopted on October 24, 2019 (Exhibit 3.1)
4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)
4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999, between Masimo Corporation and certain of its stockholders (Exhibit 4.2)
4.3#	(3)	Masimo Retirement Savings Plan (Exhibit 4.7)
31.1*		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*		Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*		Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*		XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 28, 2020 and December 28, 2019, (ii) Condensed Consolidated Statements of Income for the three months ended March 28, 2020 and March 30, 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 28, 2020 and March 30, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 28, 2020 and March 30, 2019, and (v) Notes to Condensed Consolidated Financial Statements.
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

MASIMO CORPORATION

Date: April 28, 2020	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: April 28, 2020	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer