Form 10-Q
period 2020-06-27
MASIMO CORP
filed 2020-07-28
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)							Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class						Number of Shares Outstanding as of June 27, 2020
Common stock, $0.001 par value						54,948,102

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 27, 2020

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	June 27, 2020	December 28, 2019
ASSETS
Current assets
Cash and cash equivalents	$631,881	$567,687
Short-term investments	50,000	120,000
Trade accounts receivable, net of allowance for doubtful accounts of $1,470 and $1,803 at June 27, 2020 and December 28, 2019, respectively	178,879	132,433
Inventories	155,145	115,871
Other current assets	76,708	60,071
Total current assets	1,092,613	996,062
Lease receivable, noncurrent	52,118	49,936
Deferred costs and other contract assets	18,694	16,214
Property and equipment, net	262,953	219,552
Intangible assets, net	57,352	27,251
Goodwill	78,774	22,350
Deferred tax assets	36,159	35,972
Other non-current assets	36,971	28,791
Total assets	$1,635,634	$1,396,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$89,550	$54,548
Accrued compensation	52,864	54,705
Deferred revenue and other contract liabilities, current	41,459	25,939
Other current liabilities	43,683	37,027
Total current liabilities	227,556	172,219
Other non-current liabilities	63,533	56,035
Total liabilities	291,089	228,254
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 54,948 and 53,696 shares issued and outstanding at June 27, 2020 and December 28, 2019, respectively	55	54
Treasury stock, 15,534 and 15,530 shares at June 27, 2020 and December 28, 2019, respectively	(527,171)	(526,580)
Additional paid-in capital	658,367	600,624
Accumulated other comprehensive loss	(7,867)	(6,718)
Retained earnings	1,221,161	1,100,494
Total stockholders’ equity	1,344,545	1,167,874
Total liabilities and stockholders’ equity	$1,635,634	$1,396,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue:
Product	$300,953	$229,510	$570,578	$460,058
Royalty and other revenue	—	142	—	1,258
Total revenue	300,953	229,652	570,578	461,316
Cost of goods sold	109,369	75,313	193,365	155,335
Gross profit	191,584	154,339	377,213	305,981
Operating expenses:
Selling, general and administrative	98,461	78,160	188,338	152,364
Research and development	30,878	24,175	58,119	45,590
Litigation settlements (awards)	25	—	(474)	—
Total operating expenses	129,364	102,335	245,983	197,954
Operating income	62,220	52,004	131,230	108,027
Non-operating income	1,405	3,529	4,751	7,415
Income before provision for income taxes	63,625	55,533	135,981	115,442
Provision for income taxes	7,853	10,645	15,753	21,232
Net income	$55,772	$44,888	$120,228	$94,210

Net income per share:
Basic	$1.02	$0.84	$2.21	$1.77
Diluted	$0.96	$0.79	$2.08	$1.65

Weighted-average shares used in per share calculations:
Basic	54,764	53,356	54,316	53,283
Diluted	58,204	57,066	57,913	56,940
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$55,772	$44,888	$120,228	$94,210
Other comprehensive income, net of tax:
Unrealized gains (losses) from foreign currency translation adjustments	1,314	292	(1,149)	(285)
Comprehensive income	$57,086	$45,180	$119,079	$93,925
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)

	Three and Six Months Ended June 27, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 28, 2019	53,696	$54	15,530	$(526,580)	$600,624	$(6,718)	$1,100,494	$1,167,874
Stock options exercised	384	—	—	—	13,495	—	—	13,495
Restricted/Performance stock units vested	46	—	—	—	—	—	—	—
Shares paid for tax withholding	(8)	—	—	—	(1,424)	—	—	(1,424)
Stock-based compensation	—	—	—	—	11,272	—	—	11,272
Repurchases of common stock	(3)	—	3	(371)	—	—	—	(371)
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	—	439	439
Net income	—	—	—	—	—	—	64,456	64,456
Foreign currency translation adjustment	—	—	—	—	—	(2,463)	—	(2,463)
Balance at March 28, 2020	54,115	54	15,533	(526,951)	623,967	(9,181)	1,165,389	1,253,278
Stock options exercised	825	1	—	—	21,212	—	—	21,213
Restricted/Performance stock units vested	9	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	13,188	—	—	13,188
Repurchases of common stock	(1)	—	1	(220)	—	—	—	(220)
Net income	—	—	—	—	—	—	55,772	55,772
Foreign currency translation adjustment	—	—	—	—	—	1,314	—	1,314
Balance at June 27, 2020	54,948	$55	15,534	$(527,171)	$658,367	$(7,867)	$1,221,161	$1,344,545

	Three and Six Months Ended June 29, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 29, 2018	53,085	$53	15,255	$(489,026)	$533,164	$(6,199)	$931,073	$969,065
Stock options exercised	224	—	—	—	6,867	—	—	6,867
Restricted/Performance stock units vested	29	—	—	—	—	—	—	—
Shares paid for tax withholding	(1)	—	—	—	(123)	—	—	(123)
Stock-based compensation	—	—	—	—	7,317	—	—	7,317
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	—	—	(26,795)	(26,795)
Net income	—	—	—	—	—	—	49,322	49,322
Foreign currency translation adjustment	—	—	—	—	—	(577)	—	(577)
Balance at March 30, 2019	53,337	53	15,255	(489,026)	547,225	(6,776)	953,600	1,005,076
Stock options exercised	189	—	—	—	5,999	—	—	5,999
Restricted/Performance stock units vested	7	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,473	—	—	11,473
Repurchases of common stock	(208)	—	208	(27,854)	—	—	—	(27,854)
Net income	—	—	—	—	—	—	44,888	44,888
Foreign currency translation adjustment	—	—	—	—	—	292	—	292
Balance at June 29, 2019	53,325	$53	15,463	$(516,880)	$564,697	$(6,484)	$998,488	$1,039,874
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net income	$120,228	$94,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,587	11,641
Stock-based compensation	24,460	18,790
Loss on disposal of property, equipment and intangibles	196	93
(Benefit) provision for doubtful accounts	(170)	622
Benefit for deferred income taxes	77	21
Changes in operating assets and liabilities:
Increase in accounts receivable	(41,295)	(11,705)
Increase in inventories	(37,548)	(4,159)
Increase in other current assets	(12,004)	(7,147)
Increase in lease receivable, net	(2,183)	(6,238)
(Increase) decrease in deferred costs and other contract assets	(2,105)	8,723
Increase in other non-current assets	(442)	(177)
Increase (decrease) in accounts payable	32,798	(2,841)
Decrease in accrued compensation	(2,025)	(6,997)
Increase (decrease) in accrued liabilities	5,876	(2,966)
Increase in income tax payable	248	2,109
Increase in deferred revenue and other contract-related liabilities	6,920	5,566
(Decrease) increase in other non-current liabilities	(558)	1,234
Net cash provided by operating activities	106,060	100,779
Cash flows from investing activities:
Maturities (purchases) of short-term investments, net	70,000	(180,000)
Purchases of property and equipment, net	(51,263)	(47,323)
Increase in intangible assets	(4,322)	(2,019)
Business combinations, net of cash acquired	(78,310)	—
Purchases of strategic investments, net	(6,750)	—
Net cash used in investing activities	(70,645)	(229,342)
Cash flows from financing activities:
Proceeds from issuance of common stock	34,629	12,870
Payroll tax withholdings on behalf of employees for vested equity awards	(1,424)	(123)
Repurchases of common stock	(591)	(27,854)
Net cash provided by (used in) financing activities	32,614	(15,107)
Effect of foreign currency exchange rates on cash	(847)	(32)
Net increase (decrease) in cash, cash equivalents and restricted cash	67,182	(143,702)
Cash, cash equivalents and restricted cash at beginning of period	568,075	552,641
Cash, cash equivalents and restricted cash at end of period	$635,257	$408,939
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
The Company invented Masimo Signal Extraction Technology® (SET®), which provides the capabilities of Measure-through Motion and Low Perfusion™  pulse oximetry to address the primary limitations of conventional pulse oximetry. Over the years, the Company’s product offerings have expanded significantly to also include rainbow® Pulse CO-Oximetry, with its ability to monitor carboxyhemoglobin (SpCO®), methemoglobin (SpMet®), total hemoglobin concentration (SpHb®), fractional arterial oxygen saturation (SpfO2™), Oxygen Content (SpOC™), Pleth Variability Index (PVi®), rainbow® Pleth Variability Index (RPVi™), respiration rate from the pleth (RRp®) and Oxygen Reserve Index (ORi™); as well as acoustic respiration monitoring (RRa®), SedLine® brain function monitoring, NomoLine® capnography and gas monitoring and O3® regional oximetry. These technologies are based upon Masimo SET®, rainbow® and other proprietary algorithms and are incorporated into a variety of product platforms depending on customers’ specifications. The Company’s current technology offerings also include remote patient monitoring, connectivity, and hospital automation solutions, including Masimo Patient SafetyNet™(1), Masimo Patient SafetyNet™ Surveillance(1), Masimo SafetyNet™, Masimo SafetyNet-Open™, Replica™, Iris®, MyView®, UniView™, Trace™, Masimo Sleep™ and Centroid™. The Company’s technologies are supported by a substantial intellectual property portfolio that the Company has built through internal development and, to a lesser extent, acquisitions and license agreements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of December 28, 2019 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (fiscal year 2019), filed with the SEC on February 19, 2020. The results for the three and six months ended June 27, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending January 2, 2021 (fiscal year 2020) or for any other interim period or for any future year.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by-contract basis. There were no transfers between Level 1, Level 2 and Level 3 inputs during either the six months ended June 27, 2020 or June 29, 2019. The Company carries cash and cash equivalents, as well as certificates of deposit with maturities of one year or less, at cost, which approximates fair value.
The following table represents the Company’s financial assets (in thousands), measured at fair value on a recurring basis as of June 27, 2020:

					Reported as
	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash and cash equivalents	$631,881	$—	$—	$631,881	$631,881	$—
Level 1:
Certificates of deposit	50,000	—	—	50,000	—	50,000
Subtotal	50,000	—	—	50,000	—	50,000
Level 2:
None	—	—	—	—	—	—
Level 3:
None	—	—	—	—	—	—
Total assets measured at fair value	$681,881	$—	$—	$681,881	$631,881	$50,000

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
Short-Term Investments
The Company classifies its investments in certificates of deposits maturing in greater than three months but less than one year on the date of the original investment as short-term investments. The carrying value of such investments approximates fair value and is accessible without any significant restrictions, taxes, or penalties. As of June 27, 2020, the Company had total investments in certificates of deposit of $50.0 million with remaining maturities of less than four months.
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
Intangible Assets
Intangible assets consist primarily of patents, trademarks, software development costs, customer relationships and acquired technology. Costs related to patents and trademarks, which include legal and application fees, are capitalized and amortized over the estimated useful lives using the straight-line method. Patent and trademark amortization commences once final approval of the patent or trademark has been obtained. Patent costs are amortized over the lesser of 10 years or the patent’s remaining legal life, which assumes renewals, and trademark costs are amortized over 17 years, and their associated amortization cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. For intangibles purchased in an asset acquisition or business combination, which mainly include patents, trademarks, customer relationships and acquired technologies, the useful life is determined in the same manner as noted above.
The Company’s policy is to renew its patents and trademarks. Costs to renew patents and trademarks are capitalized and amortized over the remaining useful life of the intangible asset. The Company periodically evaluates the amortization period and carrying basis of patents and trademarks to determine whether any events or circumstances warrant a revised estimated useful life or reduction in value. Capitalized application costs are charged to operations when it is determined that the patent or trademark will not be obtained or is abandoned.

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
While the majority of the Company’s revenue contracts and transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation, judgment and analysis is required to determine the appropriate accounting, including: (i) the amount of the total consideration, as well as variable consideration, (ii) whether the arrangement contains an embedded lease, and if so, whether such embedded lease is a sales-type lease or an operating lease, (iii) the identification of the distinct performance obligations contained within the arrangement, (iv) how the arrangement consideration should be allocated to each performance obligation when multiple performance obligations exist, including the determination of standalone selling price, and (v) when to recognize revenue on the performance obligations. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.

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
Changes in the product warranty accrual were as follows (in thousands):

	Six Months Ended
	June 27, 2020	June 29, 2019
Warranty accrual, beginning of period	$3,395	$1,910
Accrual for warranties issued	1,019	1,877
Changes in pre-existing warranties (including changes in estimates)	(270)	1,601
Settlements made	(508)	(719)
Warranty accrual, end of period	$3,636	$4,669

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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Net Income Per Share
A computation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$55,772	$44,888	$120,228	$94,210
Basic net income per share:
Weighted-average shares outstanding - basic	54,764	53,356	54,316	53,283
Net income per basic share	$1.02	$0.84	$2.21	$1.77
Diluted net income per share:
Weighted-average shares outstanding - basic	54,764	53,356	54,316	53,283
Diluted share equivalent: stock options, RSUs and PSUs	3,440	3,710	3,597	3,657
Weighted-average shares outstanding - diluted	58,204	57,066	57,913	56,940
Net income per diluted share	$0.96	$0.79	$2.08	$1.65

Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance share units (PSUs). For the three months ended June 27, 2020 and June 29, 2019, weighted options to purchase 0.3 million and 0.4 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For each of the six months ended June 27, 2020 and June 29, 2019, weighted options to purchase 0.3 million shares of common stock were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs are considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of each of June 27, 2020 and June 29, 2019, 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares for each of the three and six month periods then ended.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash paid during the year for:
Interest expense	$130	$73
Income taxes	10,049	26,975
Operating lease liabilities	3,038	3,409

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities	$7,394	$24,093

Non-cash investing activities:
Unpaid purchases of property and equipment	$3,135	$1,216
Settlement of promissory note receivable in connection with business combination	5,100	—

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$94	$283
Fair value of common stock received for payment of stock option exercise price	220	—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$631,881	$408,784
Restricted cash	3,376	155
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$635,257	$408,939

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). Subsequent to the issuance of ASU 2016-13, the FASB clarified the guidance through several ASUs. The collective new guidance (ASC 326) generally requires entities to use a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity recognizes an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect. The entity’s estimate considers relevant information about past events, current conditions, and reasonable and supportable forecasts. The Company’s adoption of this standard, effective December 29, 2019, did not have a material impact on its condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). The new guidance provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). Entities can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. ASU 2020-04 is effective beginning on March 12, 2020, and the Company may elect to apply this guidance prospectively through December 31, 2022. The relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
3. Related Party Transactions
The Company’s Chairman and Chief Executive Officer (CEO) is also the Chairman and CEO of Cercacor Laboratories, Inc. (Cercacor). The Company is a party to the following agreements with Cercacor:

•
Cross-Licensing Agreement - The Company and Cercacor are parties to a cross-licensing agreement (Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities to Cercacor arising under the Cross-Licensing Agreement were $3.1 million and $2.9 million for the three months ended June 27, 2020 and June 29, 2019, respectively. Aggregate liabilities to Cercacor arising under the Cross-Licensing Agreement were $6.2 million and $5.8 million for the six months ended June 27, 2020 and June 29, 2019, respectively.

•
Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were less than $0.1 million for each of the three months ended June 27, 2020 and June 29, 2019. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.2 million and $0.1 million for the six months ended June 27, 2020 and June 29, 2019, respectively.

•
Lease and Sublease Agreement - Effective December 2019, the Company entered into a lease agreement with Cercacor for approximately 34,000 square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Cercacor Lease). The term of the Cercacor Lease expires on December 31, 2024. In March 2016, the Company entered into a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California (Cercacor Sublease). The Cercacor Sublease began on May 1, 2016 and expired on December 15, 2019. The Company recognized approximately $0.3 million and $0.1 million of lease and sublease income for the three months ended June 27, 2020 and June 29, 2019, respectively. The Company recognized approximately

$0.5 million and $0.2 million of lease and sublease income for the six months ended June 27, 2020 and June 29, 2019, respectively.
Net amounts due to Cercacor at each of June 27, 2020 and December 28, 2019 were $2.9 million.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

During each of the three months ended June 27, 2020 and June 29, 2019, the Company made no cash contributions to the Masimo Foundation. During the six months ended June 27, 2020 and June 29, 2019, the Company made cash contributions of approximately $1.5 million and $1.0 million, respectively, to the Masimo Foundation. During the three and six months ended June 27, 2020 and June 29, 2019, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services.
The Company’s CEO is also a director of the Patient Safety Movement Foundation (PSMF), a non-profit organization which was founded in 2013 to work with hospitals, medical technology companies and patient advocates to unite the healthcare ecosystem and eliminate the more than 200,000 U.S. preventable hospital deaths that occur every year. The Company’s EVP, CFO also serves as the Treasurer of PSMF. During the three and six months ended June 27, 2020 and June 29, 2019, the Company made various in-kind contributions to PSMF, mainly in the form of donated office rent and administrative services.
The Company’s CEO is also a co-founder and a member of the board of directors of Like Minded Entertainment (LME), a team of storytellers that create content focused in the areas of true stories, social causes and science. LME creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. The Company entered into a marketing service agreement with LME during the second quarter of 2020. During the three and six months ended June 27, 2020, the Company incurred approximately $3.3 million in marketing expenses to LME under the marketing service agreement. At June 27, 2020, there was approximately $1.5 million due to LME for services rendered.
The Company maintains an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. For each of the three and six months ended June 27, 2020 and June 29, 2019, the Company charged the Company’s CEO less than $0.1 million related to such reimbursements.
4. Inventories
Inventories consist of the following (in thousands):

	June 27, 2020	December 28, 2019
Raw materials	$87,562	$55,913
Work-in-process	17,006	10,966
Finished goods	50,577	48,992
Total inventories	$155,145	$115,871

5. Other Current Assets
Other current assets consist of the following (in thousands):

	June 27, 2020	December 28, 2019
Prepaid expenses	$28,730	$11,746
Lease receivable, current	21,217	20,250
Indirect taxes receivable	13,197	9,311
Restricted cash	3,226	230
Prepaid rebates and royalties, current	2,814	1,801
Customer notes receivable	2,272	4,847
Contract assets, current	1,630	1,486
Prepaid income taxes	960	7,330
Other current assets	2,662	3,070
Total other current assets	$76,708	$60,071

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

6. Lease Receivable
The Company recognizes revenue and costs, as well as a lease receivable, at the time embedded sales-type leases within its deferred equipment agreements commence. Lease revenue related to both operating-type and sales-type leases for the three months ended June 27, 2020 and June 29, 2019 was approximately $8.0 million and $10.0 million, respectively, and is included within product revenue in the accompanying condensed consolidated statements of operations. Lease revenue related to both operating-type and sales-type leases for the six months ended June 27, 2020 and June 29, 2019 was approximately $18.0 million and $22.0 million, respectively. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying condensed consolidated statements of operations.
Lease receivable consists of the following (in thousands):

	June 27, 2020	December 28, 2019
Lease receivable	$73,517	$70,589
Allowance for credit loss	(182)	(403)
Lease receivable, net	73,335	70,186
Less: current portion of lease receivable	(21,217)	(20,250)
Lease receivable, noncurrent	$52,118	$49,936

As of June 27, 2020, estimated future maturities of customer sales-type lease receivables for each of the following fiscal years are as follows (in thousands):

Fiscal year	Amount
2020 (balance of year)	$11,280
2021	19,461
2022	16,323
2023	12,036
2024	8,125
Thereafter	6,110
Total	$73,335

Estimated future operating lease payments expected to be received from customers under deferred equipment agreements are not material as of June 27, 2020.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following (in thousands):

	June 27, 2020	December 28, 2019
Prepaid contract allowances	$7,837	$8,098
Deferred commissions	5,941	5,260
Unbilled contract receivables, non-current	2,825	2,482
Equipment leased to customers	2,091	374
Deferred costs and other contract assets	$18,694	$16,214

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

8. Property and Equipment
Property and equipment, net, consists of the following (in thousands):

	June 27, 2020	December 28, 2019
Building and building improvements	$125,218	$101,731
Machinery and equipment	64,396	58,864
Land	50,535	40,216
Aircraft and vehicles	32,231	29,934
Computer equipment and software	22,800	19,650
Leasehold improvements	17,488	15,921
Tooling	16,708	15,346
Furniture and office equipment	13,021	11,049
Demonstration units	834	836
Construction-in-progress (CIP)	43,011	39,107
Total property and equipment	386,242	332,654
Accumulated depreciation	(123,289)	(113,102)
Property and equipment, net	$262,953	$219,552

For the three months ended June 27, 2020 and June 29, 2019, depreciation expense of property and equipment was $5.3 million and $5.1 million, respectively. For the six months ended June 27, 2020 and June 29, 2019, depreciation expense of property and equipment was $10.2 million and $9.4 million, respectively.
In March 2020, the Company purchased a facility in Switzerland for its European headquarter operations for a purchase price of $16.4 million, as well as land in Mexicali, Mexico for a purchase price of $7.7 million to be used for the construction of a new manufacturing and distribution facility.
The balance in CIP at June 27, 2020 relates primarily to acquisition and improvement costs for a recently purchased building in Switzerland and a portion of a building in California, capitalized implementation costs related to a new enterprise resource planning software system and costs related to equipment and other facility improvements, the underlying assets for which have not been completed or placed into service. The balance in CIP at December 28, 2019 related primarily to acquisition and improvement costs for a portion of a recently purchased building in California, capitalized implementation costs related to an enterprise resource planning software system and costs related to equipment and other facility improvements, the underlying assets for which have not been placed into service.
9. Intangible Assets
Intangible assets, net, consist of the following (in thousands):

	June 27, 2020	December 28, 2019
Patents	$27,527	$23,242
Customer relationships	23,605	7,669
Acquired technologies	11,943	5,580
Trademarks	9,218	4,614
Licenses-related party	7,500	7,500
Capitalized software development costs	3,406	3,328
Other	7,060	5,466
Total intangible assets	90,259	57,399
Accumulated amortization	(32,907)	(30,148)
Intangible assets, net	$57,352	$27,251

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Intangible assets have a twelve years weighted-average amortization period. Total amortization expense for the three months ended June 27, 2020 and June 29, 2019 was $2.1 million and $1.1 million, respectively. Total amortization expense for the six months ended June 27, 2020 and June 29, 2019 was $3.5 million and $2.2 million, respectively.
Total renewal costs for patents and trademarks for the three months ended June 27, 2020 and June 29, 2019 were $0.3 million and $0.1 million, respectively. Total renewal costs for patents and trademarks for the six months ended June 27, 2020 and June 29, 2019 were $0.5 million and $0.4 million, respectively. As of June 27, 2020, the weighted-average number of years until the next renewal was one year for patents and six years for trademarks.
During the three months ended March 28, 2020, the Company completed an immaterial business combination. Based on the Company’s preliminary purchase price allocation, approximately $15.5 million, $2.6 million and $1.7 million of the purchase price was assigned to customer relationships, acquired technologies and trademarks, respectively.
During the three months ended June 27, 2020, the Company completed another immaterial business combination. Based on the Company’s preliminary purchase price allocation, approximately $6.3 million, $2.4 million, $0.4 million and $0.3 million of the purchase price was assigned to acquired technologies, trademarks, customer relationships and other intangibles, respectively.
The Company is still gathering additional information to finalize these preliminary estimates and expects to finalize the purchase price allocations as soon as practicable, but no later than one year from the acquisition dates.
Estimated amortization expense for each of the next fiscal years is as follows (in thousands):

Fiscal year	Amount
2020 (balance of year)	$6,977
2021	7,106
2022	5,688
2023	5,151
2024	4,783
Thereafter	27,647
Total	$57,352

10. Goodwill
Changes in goodwill were as follows (in thousands):

Six Months Ended June 27, 2020
Goodwill, beginning of period	$22,350
Increase from business combinations	56,427
Foreign currency translation adjustment	(3)
Goodwill, end of period	$78,774

During the three months ended March 28, 2020, the Company completed an immaterial business combination. Based on the Company’s preliminary purchase price allocation for this transaction, approximately $32.2 million of the purchase price was assigned to goodwill.
During the three months ended June 27, 2020, the Company completed another immaterial business combination. Based on the Company’s preliminary purchase price allocation for this transaction, approximately $24.3 million of the purchase price was assigned to goodwill.
The Company is still gathering additional information to finalize these preliminary estimates and expects to finalize the purchase price allocations as soon as practicable, but no later than one year from the acquisition dates.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

11. Lessee ROU Assets and Lease Liabilities
The Company leases certain facilities in North and South America, Europe, the Middle East and Asia-Pacific regions under operating lease agreements expiring at various dates through January 2030. In addition, the Company leases equipment in the U.S. and Europe that are classified as operating leases and expire at various dates through December 2023. The majority of these leases are non-cancellable and generally do not contain any material restrictive covenants, material residual value guarantees or other material guarantees. The Company recognizes lease costs under these agreements using a straight-line method based on total lease payments. Certain facility leases contain predetermined price escalations and in some cases renewal options, the longest of which is for five years.
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of June 27, 2020, the weighted-average discount rate used by the Company for all operating leases was approximately 2.8%.
The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows (in thousands):

	Balance sheet classification	June 27, 2020	December 28, 2019
Lessee ROU assets	Other non-current assets	$25,609	$19,137

Lessee current lease liabilities	Other current liabilities	4,776	4,653
Lessee non-current lease liabilities	Other non-current liabilities	22,384	15,834
Total operating lease liabilities		$27,160	$20,487

The weighted-average remaining lease term for the Company’s operating leases was 8.0 years as of June 27, 2020.
As of June 27, 2020, estimated future operating lease payments for each of the following fiscal years were as follows (in thousands):

Fiscal year	Amount
2020 (balance of year)	$2,863
2021	4,762
2022	3,694
2023	3,429
2024	2,863
Thereafter(1)	12,885
Total	30,496
Imputed interest	(3,336)
Present value	$27,160

______________
(1)     Includes optional renewal period for certain leases.
Lease costs consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating lease costs	$1,732	$1,688	$3,390	$3,453
Short-term lease costs	—	3	1	12
Sublease income	—	(52)	—	(104)
Total lease costs	$1,732	$1,639	$3,391	$3,361

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

12. Other Non-Current Assets
Other assets, long-term consist of the following (in thousands):

	June 27, 2020	December 28, 2019
Lessee ROU assets	$25,609	$19,137
Strategic investments	7,950	6,475
Prepaid deposits	3,262	3,022
Restricted cash, non-current(1)	150	157
Total other non-current assets	$36,971	$28,791

______________

(1)	Restricted cash, non-current is generally related to collateral for certain lease deposits or other bank guarantees.
13. Deferred Revenue and Other Contract Liabilities
Deferred revenue and other contract liabilities consist of the following (in thousands):

	June 27, 2020	December 28, 2019
Deferred revenue	$30,809	$13,998
Accrued rebates and allowances	9,806	8,436
Accrued customer reimbursements	4,571	5,739
Total deferred revenue and other contract liabilities	45,186	28,173
Less: Non-current portion of deferred revenue	(3,727)	(2,234)
Deferred revenue and other contract liabilities - current	$41,459	$25,939

Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize the revenue. These amounts primarily relate to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements and maintenance agreements.
Changes in deferred revenue were as follows (in thousands):

Six Months Ended June 27, 2020
Deferred revenue, beginning of the period	$13,998
Increase from business combinations	10,064
Revenue deferred during the period	13,835
Recognition of revenue deferred in prior periods	(7,088)
Deferred revenue, end of the period	$30,809

During the three months ended March 28, 2020, the Company completed an immaterial business combination. Based on the Company’s preliminary purchase price allocation for this transaction, approximately $9.5 million of the purchase price was assigned to deferred revenue.
During the three months ended June 27, 2020, the Company completed another immaterial business combination. Based on the Company’s preliminary purchase price allocation for this transaction, approximately $0.6 million of the purchase price was assigned to deferred revenue.
The Company is still gathering additional information to finalize these preliminary estimates and expects to finalize the purchase price allocations as soon as practicable, but no later than one year from the acquisition dates.
Expected revenue from remaining contractual performance obligations (Unrecognized Contract Revenue) includes deferred revenue, as well as other amounts that will be invoiced and recognized as revenue in future periods, when the Company

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

completes its performance obligations. While Unrecognized Contract Revenue is similar in concept to backlog, Unrecognized Contract Revenue excludes revenue allocable to monitoring-related equipment that is effectively leased to customers under deferred equipment agreements and other contractual obligations for which neither party has performed.
The following table summarizes the Company’s estimated Unrecognized Contract Revenue as of June 27, 2020 and the future periods within which the Company expects to recognize such revenue.

	Expected Future Revenue By Period (in thousands)
	Less than 1 Year	Between 1-3 Years	Between 3-5 Years	More than 5 Years	Total
Unrecognized contract revenue	$220,841	$355,722	$166,663	$43,054	$786,280

The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially, from those reflected in this table.
14. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	June 27, 2020	December 28, 2019
Income tax payable	$7,384	$7,142
Accrued indirect taxes payable	7,178	7,545
Accrued expenses	6,167	6,115
Lessee lease liabilities, current	4,776	4,653
Accrued warranty	3,636	3,395
Related party payables	3,098	3,024
Accrued legal fees	2,762	1,839
Accrued donations	1,966	966
Other	6,716	2,348
Total accrued and other current liabilities	$43,683	$37,027

15. Credit Facility
The Company currently maintains a credit facility with various lenders that provides for up to $150.0 million of unsecured borrowings, with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity up to $550.0 million in the future with such lenders and additional lenders, as required. The credit facility also provides for a sublimit of up to $25.0 million for the issuance of letters of credit and a sublimit of $75.0 million for borrowings in specified foreign currencies. All unpaid principal under the credit facility will become due and payable on December 17, 2023. Proceeds from the credit facility are expected to be used for general corporate, capital investment and working capital needs. As of June 27, 2020 and December 28, 2019, the credit facility had no outstanding draws and $1.8 million and $1.7 million of outstanding letters of credit, respectively. The Company was in compliance with all covenants under the credit facility as of June 27, 2020 and December 28, 2019.
For each of the three months ended June 27, 2020 and June 29, 2019, the Company incurred total interest expense of $0.1 million under the credit facility. For each of the six months ended June 27, 2020 and June 29, 2019, the Company incurred total interest expense of $0.2 million under the credit facility.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

16. Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	June 27, 2020	December 28, 2019
Lessee lease liabilities, non-current	$22,384	$15,834
Income tax payable, non-current	19,245	21,509
Unrecognized tax benefits	14,823	13,184
Deferred tax liabilities	3,129	3,052
Other	3,952	2,456
Total other non-current liabilities	$63,533	$56,035

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
17. Stock Repurchase Program
In July 2018, the Company’s Board of Directors (Board) approved a stock repurchase program, authorizing the Company to purchase up to 5.0 million additional shares of its common stock over a period of up to three years (2018 Repurchase Program). The Company expects to fund the 2018 Repurchase Program through its available cash, cash expected to be generated from future operations, the credit facility and other potential sources of capital. The 2018 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. As of June 27, 2020, 4.7 million shares remained available for repurchase pursuant the 2018 Repurchase Program.
The following table provides a summary of the Company’s stock repurchase activities (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Shares repurchased(1)	1	208	4	208
Average cost per share	$213.91	$134.03	$164.44	$134.03
Value of shares repurchased	$220	$27,854	$591	$27,854

______________

(1)	Excludes shares withheld from the shares of its common stock actually issued in connection the vesting of PSU awards to satisfy certain U.S. federal and state tax withholding obligations.
18. Stock-Based Compensation
Total stock-based compensation expense for the three months ended June 27, 2020 and June 29, 2019 was $13.2 million and $11.5 million, respectively. Total stock-based compensation expense for the six months ended June 27, 2020 and June 29, 2019 was $24.5 million and $18.8 million, respectively. As of June 27, 2020, an aggregate of 9.4 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 1.8 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Equity Incentive Plans
2017 Equity Incentive Plan
On June 1, 2017, the Company’s stockholders ratified and approved the 2017 Equity Plan. The 2017 Equity Plan permits the grant of stock options, restricted stock, RSUs, stock appreciation rights, PSUs, performance shares, performance bonus awards and other stock or cash awards to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Upon its effectiveness, an aggregate of 5.0 million shares were available for issuance under the 2017 Equity Plan. In May 2020, the Company’s stockholders approved an increase of 2.5 million shares to the 2017 Equity Plan. The aggregate number of shares that may be awarded under the 2017 Equity Plan is 7.5 million shares. The 2017 Equity Plan provides that at least 95% of the equity awards issued under the 2017 Equity Plan must vest over a period of not less than one year following the date of grant. The exercise price per share of each option granted under the 2017 Equity Plan may not be less than the fair market value of a share of the Company’s common stock on the date of grant, which is generally equal to the closing price of the Company’s common stock on the Nasdaq Global Select Market on the grant date.
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
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted-average exercise prices):

	Six Months Ended June 27, 2020
	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period	5,212	$54.23
Granted	374	184.72
Canceled	(121)	120.37
Exercised	(1,209)	28.71
Options outstanding, end of period	4,256	$71.06
Options exercisable, end of period	2,580	$41.36

Total stock option expense for the three months ended June 27, 2020 and June 29, 2019 was $4.1 million and $3.8 million, respectively. Total stock option expense for the six months ended June 27, 2020 and June 29, 2019 was $8.1 million and $7.2 million, respectively. As of June 27, 2020, the Company had $51.0 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted-average period of approximately 3.1 years. The weighted-average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock as of June 27, 2020 was 6.1 years. The weighted-average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock as of June 27, 2020, was 4.8 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted-average grant date fair value amounts):

	Six Months Ended June 27, 2020
	Units	Weighted-Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,797	$96.85
Granted	79	183.43
Canceled	(3)	144.90
Expired	—	—
Vested	(26)	134.61
RSUs outstanding, end of period	2,847	$98.85

Total RSU expense for the three months ended June 27, 2020 and June 29, 2019 was $1.5 million and $0.8 million, respectively. Total RSU expense for the six months ended June 27, 2020 and June 29, 2019 was $2.5 million and $1.1 million, respectively. As of June 27, 2020, the Company had $21.9 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 4.2 years.
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted-average grant date fair value amounts):

	Six Months Ended June 27, 2020
	Units	Weighted-Average Grant Date Fair Value
PSUs outstanding, beginning of period	412	$102.22
Granted	97	179.42
Canceled	(7)	122.13
Expired	—	—
Vested	(29)	90.69
PSUs outstanding, end of period	473	$118.47

During the six months ended June 27, 2020, the Company awarded 97,000 PSUs that will vest three years from the award date, based on the achievement of certain 2022 performance criteria approved by the Board. If earned, the PSUs granted will vest upon achievement of the performance criteria after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 97,000 PSUs or 194,000 shares. Based on management’s estimate of the number of units expected to vest, total PSU expense for the three months ended June 27, 2020 and June 29, 2019 was $7.6 million and $6.9 million, respectively. Based on management’s estimate of the number of units expected to vest, total PSU expense for the six months ended June 27, 2020 and June 29, 2019 was $13.9 million and $10.5 million, respectively. As of June 27, 2020, the Company had $53.1 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 1.4 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Valuation of Stock-Based Award Activity
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Risk-free interest rate	0.3% to 0.6%	1.8% to 2.4%	0.3% to 1.7%	1.8% to 2.6%
Expected term (in years)	5.1	5.2	5.1	5.2
Estimated volatility	26.9% to 35.5%	28.3% to 28.9%	26.9% to 35.5%	28.3% to 30.0%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$60.12	$41.90	$49.82	$41.30

The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of June 27, 2020 was $623.9 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of June 27, 2020 was $454.4 million. The aggregate intrinsic value of options exercised during the three months ended June 27, 2020 was $142.9 million. The aggregate intrinsic value of options exercised during the six months ended June 27, 2020 was $197.5 million.
The fair value of each RSU and PSU award is determined based on the closing price of the Company’s common stock on the grant date, or the modification date, if any.
19. Non-operating income
Non-operating income consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Interest income	$1,478	$3,609	$4,323	$7,042
Interest expense	(83)	(80)	(167)	(161)
Realized and unrealized foreign currency gains	11	6	599	541
Other	(1)	(6)	(4)	(7)
Total	$1,405	$3,529	$4,751	$7,415

20. Income Taxes
The Company has provided for income taxes in fiscal year 2020 interim periods based on the estimated effective income tax rate for the complete fiscal year, as adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended June 27, 2020 and June 29, 2019, the Company recorded discrete tax benefits of approximately $7.5 million and $2.6 million, respectively, related to excess tax benefits realized from stock-based compensation. For the six months ended June 27, 2020 and June 29, 2019, the Company recorded discrete tax benefits of approximately $17.1 million and $6.0 million, respectively, related to excess tax benefits realized from stock-based compensation.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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
As of June 27, 2020, the liability for income taxes associated with uncertain tax positions was approximately $18.5 million. If fully recognized, approximately $17.1 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
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
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted and signed into law in response to the market volatility and instability resulting from the COVID-19 pandemic. It includes a significant number of tax provisions and lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017. The changes are primarily related to: (1) the business interest expense disallowance rules for 2019 and 2020; (2) net operating loss rules; (3) charitable contribution limitations; (4) employee retention credit; and (5) the realization of corporate alternative minimum tax credits.
The Company continues to assess the impact and future implications of these provisions; however, it does not anticipate any amounts that could give rise to a material impact to the Company’s condensed consolidated financial statements.
21. Commitments and Contingencies
Employee Retirement Savings Plan
The Company sponsors a qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $0.8 million and $0.7 million to the MRSP for the three months ended June 27, 2020 and June 29, 2019, respectively. The Company contributed $1.6 million and $1.2 million to the MRSP for the six months ended June 27, 2020 and June 29, 2019, respectively. In addition, the Company sponsors various defined contribution plans in certain locations outside of the United States, the contributions to which were not material for any period.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Additionally, in the event of a Change in Control prior to a Qualifying Termination, Mr. Kiani’s stock options and any other equity awards will vest in accordance with their terms, but in no event later than in two equal installments on each of the one year and two year anniversaries of the Change in Control, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date. As of June 27, 2020, the expense related to the Award Shares and Cash Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement was approximately $292.9 million.
As of June 27, 2020, the Company had severance plan participation agreements with eight executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months’ advance notice of their resignation under certain circumstances.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $232.3 million of purchase commitments as of June 27, 2020, which are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies, and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of June 27, 2020, the Company had approximately $2.5 million in outstanding unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of June 27, 2020, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash in time deposits with major financial institutions. As of June 27, 2020, the Company had $681.9 million of bank balances, including short terms investments and restricted cash, of which $4.2 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended June 27, 2020 and June 29, 2019, revenue from sales to customers that are members of GPOs approximated 45.9% and 56.8% of total product revenue, respectively. During the six months ended June 27, 2020 and June 29, 2019, revenue from sales to customers that are members of GPOs approximated 50.3% and 56.5% of total product revenue, respectively.
For the three months ended June 27, 2020, the Company had sales through two just-in-time distributors that represented 8.8% and 8.3% of total product revenue, respectively. For the three months ended June 29, 2019, the Company had sales through the same two just-in-time distributors that represented 13.3% and 12.1% of total product revenue, respectively.
For the six months ended June 27, 2020, the Company had sales through two just-in-time distributors that represented 11.3% and 10.4% of total product revenue, respectively. For the six months ended June 29, 2019, the Company had sales through the same two just-in-time distributors that represented 13.5% and 11.2% of total product revenue, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

As of June 27, 2020 and December 28, 2019, one customer represented 10.3% and 19.0%, respectively, of the Company’s accounts receivable balance. The receivable balances related to such customer are fully secured by letters of credit.
Litigation
During the third quarter of fiscal year 2017, the Company became aware that certain amounts had been paid by a foreign government customer to the Company’s former appointed foreign agent in connection with a foreign government tender, but had not been remitted by such agent to the Company in accordance with the agency agreement. On December 28, 2017, the Company initiated arbitration proceedings against this foreign agent after unsuccessful attempts to recover such remittances. As a result, the Company recorded a net charge of approximately $10.5 million during the fourth quarter of fiscal year 2017 in connection with this dispute, of which $2.0 million was recovered during the year ended December 28, 2019. An arbitration hearing was held on February 11, 2019. On July 8, 2019, the arbitrator awarded the Company $10.5 million in damages, fees and costs. On January 12, 2020, the Company received notice that bankruptcy restructuring proceedings had been initiated for the foreign agent. The Company filed its claim with the bankruptcy trustee on January 16, 2020. In July 2020, the Company was notified that a bankruptcy reorganization proposal had been submitted for voting by creditors in August 2020. Although the Company intends to vigorously pursue the collection of the arbitration award through the bankruptcy proceedings, there is no guarantee that the Company will be successful in these efforts.
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
On November 21, 2019, the District Court issued an order denying the plaintiffs’ motion for class certification and granting in part and denying in part the Company’s motion for summary judgment, and deferring ruling on the plaintiffs’ motion for summary judgment. On December 5, 2019, the plaintiffs filed a petition for permission to appeal the order denying class certification, which was denied on January 24, 2020. On July 13, 2020, the District Court issued an order granting in part and denying in part the plaintiffs’ motion for summary judgment. Trial of the individual plaintiffs’ claims was scheduled for June 2, 2020, but the date was vacated. No new trial date has been set. The Company believes it has good and substantial defenses to the claims, but there is no guarantee that the Company will prevail. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying condensed consolidated financial statements.
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
22. Segment Information and Enterprise Reporting
The Company operates in one segment based upon the Company’s organizational structure and the way in which the Company’s chief operating decision maker, the CEO, reviews financial information, including gross profit, operating expenses, operating income, and net income presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region, for purposes of making operating decisions and assessing financial performance. In addition, the Company’s assets are primarily located in the U.S. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues and long-lived assets.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 27, 2020		June 29, 2019		June 27, 2020		June 29, 2019
Geographic area by destination:
United States (U.S.)	$194,721	64.7%	$155,513	67.8%	$384,240	67.3%	$312,181	67.9%
Europe, Middle East and Africa	68,167	22.7	45,406	19.8	122,524	21.5	93,878	20.4
Asia and Australia	26,259	8.7	21,685	9.4	45,572	8.0	39,803	8.7
North and South America (excluding the U.S.)	11,806	3.9	6,906	3.0	18,242	3.2	14,196	3.0
Total product revenue	$300,953	100.0%	$229,510	100.0%	$570,578	100.0%	$460,058	100.0%

The Company’s consolidated long-lived assets (tangible non-current assets) by geographic area are (in thousands, except percentages):

	June 27, 2020		December 28, 2019
Long-lived assets by geographic area:
United States	$236,880	89.4%	$216,650	98.5%
International	28,164	10.6	3,276	1.5
Total long-lived assets	$265,044	100.0%	$219,926	100.0%

During the three and six months ended June 27, 2020 and June 29, 2019, the Company had sales of medical products destined for Iran. These activities, which are not financially material to the Company’s business, financial condition or results of operations, were undertaken in accordance with general licenses authorizing such activities issued by the U.S. Treasury Department’s Office of Foreign Assets Control. The Company does not have any subsidiaries, affiliates, offices, investments or employees in any countries subject to economic sanctions and embargoes imposed by the United States. In addition, the Company did not have any sales to customers in Sudan or Syria during the three and six months ended June 27, 2020 and June 29, 2019.

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
In March 2020, we announced 501(k) clearance for continuous RRp® (respiration rate from the photoplethysmograph) monitoring of adult and pediatric patients with Rad-97®, Radical-7® and Radius-7® Pulse Co-Oximeters®. With this clearance, both continuous and spot-check RRp® are now available in the U.S., supported in a variety of pulse oximetry sensors and configurations, including the new non-cabled, tetherless, wearable Radius PPG™.
With the acquisition of TNI medical AG (TNI®) on March 30, 2020, TNI softFlow® technology was added to the Masimo product portfolio. This novel technology provides efficient, quiet and comfortable respiratory support by generating a precisely regulated, stable high flow of room air or a mix of room air and oxygen.

In April 2020, we announced the full market release of Masimo SafetyNet™. The Masimo SafetyNet™ solution provides continuous tetherless pulse oximetry and respiration rate monitoring coupled with a patient surveillance platform. It is available worldwide to help clinicians and public health officials combat the COVID-19 pandemic. In addition, we announced a partnership with Samsung Electronics America (Samsung) to make the Masimo SafetyNet™ Patient App available on select Samsung smartphones, pre-installed and pre-configured.
In June 2020, we announced Masimo SafetyNet-Open™, designed to help businesses, governments, and schools more responsibly manage employee and student health and safety during the COVID-19 pandemic. As the COVID-19 pandemic continues, companies and organizations worldwide struggle to find the appropriate balance between reopening and keeping people safe by reducing the risk of infection. As a global leader in noninvasive patient monitoring technologies and advanced connectivity and automation solutions, we believe we are uniquely positioned to provide organizations with tools to assist them in reopening safely.
Also in June 2020, we announced a new health and wellness home monitoring solution, Masimo Sleep™, designed to help consumers better understand the quality of their sleep. Masimo Sleep™ is fueled by the same expertise in signal processing and sensor development that drives our hospital products used by leading institutions to monitor millions of patients a year.
Additionally, in June 2020, we announced Centroid™, a wearable wireless patient orientation, activity and respiration rate sensor, with 501(k) clearance. Centroid™ helps clinicians monitor a patient’s position to avoid preventable pressure ulcers and can alert clinicians to sudden movements such as fall-like events. In addition, Centroid™ detects chest movements to continuously provide respiration rate, providing clinicians with additional data that may inform care decisions.
COVID-19 Pandemic
The COVID-19 pandemic has created significant uncertainty in the U.S. and around the globe, resulting in both challenges and opportunities for our business. We are committed to being as transparent as possible with our investors, employees, customers, suppliers and business partners as we collectively work to respond to this crisis. In response to this situation, we have implemented a number of precautionary measures at our facilities, including: requiring certain personnel to work remotely from home and enacting social distancing, requiring face masks and screening for symptoms for critical personnel that are required to report to our facilities to work. We have recently introduced new products, such as Masimo SafetyNet™ and Masimo SafetyNet-Open™, to help combat the COVID-19 pandemic, and have made charitable pledges to various global health organizations to support global relief efforts. In response to the increased product demand that we are seeing from our customers as they respond to and prepare for COVID-19 patient volumes, we have continued to increase our manufacturing capacity. We currently believe that our existing liquidity position will be sufficient to fund these initiatives and our response efforts.
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

	Three Months Ended				Six Months Ended
	June 27, 2020	Percentage of Revenue	June 29, 2019	Percentage of Revenue	June 27, 2020	Percentage of Revenue	June 29, 2019	Percentage of Revenue
Revenue:
Product	$300,953	100.0%	$229,510	99.9%	$570,578	100.0%	$460,058	99.7%
Royalty and other revenue	—	—	142	0.1	—	—	1,258	0.3
Total revenue	300,953	100.0	229,652	100.0	570,578	100.0	461,316	100.0
Cost of goods sold	109,369	36.3	75,313	32.8	193,365	33.9	155,335	33.7
Gross profit	191,584	63.7	154,339	67.2	377,213	66.1	305,981	66.3
Operating expenses:
Selling, general and administrative	98,461	32.7	78,160	34.0	188,338	33.0	152,364	33.0
Research and development	30,878	10.3	24,175	10.5	58,119	10.2	45,590	9.9
Litigation settlements (awards)	25	—	—	—	(474)	(0.1)	—	—
Total operating expenses	129,364	43.0	102,335	44.6	245,983	43.1	197,954	42.9
Operating income	62,220	20.7	52,004	22.6	131,230	23.0	108,027	23.4
Non-operating income	1,405	0.5	3,529	1.5	4,751	0.8	7,415	1.6
Income before provision for income taxes	63,625	21.1	55,533	24.2	135,981	23.8	115,442	25.0
Provision for income taxes	7,853	2.6	10,645	4.6	15,753	2.8	21,232	4.6
Net income	$55,772	18.5%	$44,888	19.5%	$120,228	21.1%	$94,210	20.4%

Comparison of the Three Months ended June 27, 2020 to the Three Months ended June 29, 2019
Revenue. Total revenue increased $71.3 million, or 31.0%, to $301.0 million for the three months ended June 27, 2020 from $229.7 million for the three months ended June 29, 2019. The following table details our total product revenues by the geographic area to which the products were shipped for each of the three months ended June 27, 2020 and June 29, 2019 (dollars in thousands):

	Three Months Ended
	June 27, 2020		June 29, 2019		Increase/ (Decrease)	Percentage Change
United States (U.S.)	$194,721	64.7%	$155,513	67.8%	$39,208	25.2%
Europe, Middle East and Africa	68,167	22.7	45,406	19.8	22,761	50.1
Asia and Australia	26,259	8.7	21,685	9.4	4,574	21.1
North and South America (excluding the U.S.)	11,806	3.9	6,906	3.0	4,900	71.0
Total product revenue	$300,953	100.0%	$229,510	100.0%	$71,443	31.1%
Royalty and other revenue	—		142		(142)	(100.0)
Total revenue	$300,953		$229,652		$71,301	31.0%

Product revenues increased $71.4 million, or 31.1%, to $301.0 million for the three months ended June 27, 2020, compared to $229.5 million for the three months ended June 29, 2019. This increase was primarily due to higher revenue from monitors, boards and consumables, a portion of which we believe is related to continued increased demand for our products due to the global COVID-19 pandemic. Partially offsetting these increases was the impact of approximately $2.0 million of unfavorable foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. During the three months ended June 27, 2020, we shipped approximately 165,600 noninvasive technology boards and instruments, an increase of 105,200 units, or 174.2%, from 60,400 units shipped during the three months ended June 29, 2019.
Product revenue generated through our direct and distribution sales channels increased $41.6 million, or 20.7%, to $242.4 million for the three months ended June 27, 2020, compared to $200.8 million for the three months ended June 29, 2019. Revenues from our OEM channel increased $29.9 million, or 104.0%, to $58.5 million for the three months ended June 27, 2020 as compared to $28.7 million for the three months ended June 29, 2019.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the three months ended June 27, 2020 and June 29, 2019 was as follows (dollars in thousands):

	Three Months Ended
	June 27, 2020	Gross Profit Percentage	June 29, 2019	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product gross profit	$191,584	63.7%	$154,229	67.2%	$37,355	24.2%
Royalty and other revenue gross profit	—	—	110	77.5	(110)	(100.0)
Total gross profit	$191,584	63.7%	$154,339	67.2%	$37,245	24.1%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $34.1 million for the three months ended June 27, 2020, compared to the three months ended June 29, 2019, primarily due to higher material and manufacturing costs associated with the increase in product sales volumes, partially offset by increased leverage of our fixed production costs.
Product gross margins decreased to 63.7% for the three months ended June 27, 2020, compared to 67.2% for the three months ended June 29, 2019, primarily due to unfavorable product mix associated with the increase in board and monitor sales, partially offset by manufacturing cost improvements.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended June 27, 2020 and June 29, 2019 were as follows (dollars in thousands):

Selling, General and Administrative
Three Months Ended June 27, 2020	Percentage of Net Revenues	Three Months Ended June 29, 2019	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$98,461	32.7%	$78,160	34.0%	$20,301	26.0%
Selling, general and administrative expenses increased $20.3 million, or 26.0%, for the three months ended June 27, 2020, compared to the three months ended June 29, 2019. This increase was primarily attributable to higher compensation and employee-related costs of approximately $11.0 million, higher advertising and marketing-related costs of approximately $8.6 million, higher legal and professional fees of approximately $3.0 million, higher charitable contributions of approximately $1.8 million; partially offset by a reduction in travel of approximately $3.8 million. Approximately $10.0 million and $8.9 million of stock-based compensation expense was included in selling, general and administrative expenses for the three months ended June 27, 2020 and June 29, 2019, respectively.

Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended June 27, 2020 and June 29, 2019 were as follows (dollars in thousands):

Research and Development
Three Months Ended June 27, 2020	Percentage of Net Revenues	Three Months Ended June 29, 2019	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$30,878	10.3%	$24,175	10.5%	$6,703	27.7%
Research and development expenses increased $6.7 million, or 27.7%, for the three months ended June 27, 2020, compared to the three months ended June 29, 2019, primarily due to higher compensation and employee-related costs of approximately $4.9 million and higher professional fees of approximately $0.8 million. Approximately $3.0 million and $2.5 million of stock-based compensation expense was included in research and development expenses for the three months ended June 27, 2020 and June 29, 2019, respectively.
Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating income for the three months ended June 27, 2020 and June 29, 2019 was as follows (dollars in thousands):

Non-operating Income
Three Months Ended June 27, 2020	Percentage of Net Revenues	Three Months Ended June 29, 2019	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$1,405	0.5%	$3,529	1.5%	$(2,124)	(60.2)%
Non-operating income decreased by $2.1 million for the three months ended June 27, 2020, compared to the three months ended June 29, 2019, primarily due to lower interest yields realized on our invested cash and short-term investments.
Provision for Income Taxes. Our provision for income taxes for the three months ended June 27, 2020 and June 29, 2019 was as follows (dollars in thousands):

Provision for Income Taxes
Three Months Ended June 27, 2020	Percentage of Net Revenues	Three Months Ended June 29, 2019	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$7,853	2.6%	$10,645	4.6%	$(2,792)	(26.2)%
For the three months ended June 27, 2020, we recorded a provision for income taxes of approximately $7.9 million, or an effective tax provision rate of 12.3%, as compared to a provision for income taxes of approximately $10.6 million, or an effective tax provision rate of 19.2%, for the three months ended June 29, 2019. The decrease in our effective tax rate for the three months ended June 27, 2020 resulted primarily from an increase in the amount of excess tax benefits realized from stock-based compensation of approximately $4.9 million compared to the three months ended June 29, 2019.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted and signed into law in response to the market volatility and instability resulting from the COVID-19 pandemic. It includes a significant number of tax provisions and lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017. The changes are mainly related to: (1) the business interest expense disallowance rules for 2019 and 2020; (2) net operating loss rules; (3) charitable contribution limitations; (4) employee retention credit; and (5) the realization of corporate alternative minimum tax credits.
We continue to assess the impact and future implications of these provisions; however, we do not anticipate any amounts that could give rise to a material impact to our overall condensed consolidated financial statements.

Comparison of the Six Months ended June 27, 2020 to the Six Months ended June 29, 2019
Revenue. Total revenue increased $109.3 million, or 23.7%, to $570.6 million for the six months ended June 27, 2020 from $461.3 million for the six months ended June 29, 2019. The following table details our total product revenues by the geographic area to which the products were shipped for each of the six months ended June 27, 2020 and June 29, 2019 (dollars in thousands):

	Six Months Ended
	June 27, 2020		June 29, 2019		Increase/ (Decrease)	Percentage Change
United States (U.S.)	$384,240	67.3%	$312,181	67.9%	$72,059	23.1%
Europe, Middle East and Africa	122,524	21.5	93,878	20.4	28,646	30.5
Asia and Australia	45,572	8.0	39,803	8.7	5,769	14.5
North and South America (excluding the U.S.)	18,242	3.2	14,196	3.0	4,046	28.5
Total product revenue	$570,578	100.0%	$460,058	100.0%	$110,520	24.0%
Royalty and other revenue	—		1,258		(1,258)	(100.0)
Total revenue	$570,578		$461,316		$109,262	23.7%
Product revenue increased $110.5 million, or 24.0%, to $570.6 million for the six months ended June 27, 2020 from $460.1 million for the six months ended June 29, 2019. This increase was primarily due to higher revenue from consumables, boards, monitors and parameters. Partially offsetting these increases was the impact of approximately $3.2 million of unfavorable foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. During the six months ended June 27, 2020, we shipped approximately 237,700 noninvasive technology boards and instruments, an increase of 113,600 units, or 91.5%, from 124,100 units shipped during the six months ended June 29, 2019.
Product revenue generated through our direct and distribution sales channels increased $75.4 million, or 18.7%, to $478.7 million for the six months ended June 27, 2020, compared to $403.3 million for the six months ended June 29, 2019. Revenues from our OEM channel increased $35.1 million, or 61.8%, to $91.9 million for the six months ended June 27, 2020 as compared to $56.8 million for the six months ended June 29, 2019.
Royalty and other revenue decreased by $1.3 million for the six months ended June 27, 2020 compared to the six months ended June 29, 2019, primarily due to lower royalties from Medtronic as a result of the expiration of their obligation to pay us royalties after October 6, 2018. We received our final royalty payment from Medtronic during the three months ended March 30, 2019.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the six months ended June 27, 2020 and June 29, 2019 was as follows (dollars in thousands):

	Six Months Ended
	June 27, 2020	Gross Profit Percentage	June 29, 2019	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product gross profit	$377,213	66.1%	$304,822	66.3%	$72,391	23.7%
Royalty and other revenue gross profit	—	—	1,159	92.1	(1,159)	(100.0)
Total gross profit	$377,213	66.1%	$305,981	66.3%	$71,232	23.3%
Cost of goods sold increased $38.0 million for the six months ended June 27, 2020 compared to the six months ended June 29, 2019, primarily due to higher material and manufacturing costs associated with the increase in product sales volume, partially offset by increased leverage of our fixed production costs and favorable customer mix.
Product gross margins decreased to 66.1% for the six months ended June 27, 2020 compared to 66.3% for the six months ended June 29, 2019, primarily due to unfavorable product mix associated with the increase in board and monitor sales, partially offset by manufacturing cost improvements and customer mix. Royalty and other revenue gross profit decreased by $1.2 million for the six months ended June 27, 2020 compared to the six months ended June 29, 2019, primarily due to lower royalties from Medtronic as a result of the expiration of their obligation to pay us royalties after October 6, 2018.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 27, 2020 and June 29, 2019 were as follows (dollars in thousands):

Selling, General and Administrative
Six Months Ended June 27, 2020	Percentage of Net Revenues	Six Months Ended June 29, 2019	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$188,338	33.0%	$152,364	33.0%	$35,974	23.6%
Selling, general and administrative expenses increased $36.0 million, or 23.6%, for the six months ended June 27, 2020 compared to the six months ended June 29, 2019. This increase was primarily attributable to higher compensation-related costs of approximately $20.2 million, higher advertising and marketing-related costs of approximately $8.8 million, higher legal and professional fees of approximately $6.0 million and higher contributions and donations of approximately $3.8 million; partially offset by a reduction in travel-related costs of approximately $4.1 million. Stock-based compensation expense of approximately $18.8 million and $14.6 million was included in selling, general and administrative expenses for the six months ended June 27, 2020 and June 29, 2019, respectively.
Research and Development. Research and development expenses for the six months ended June 27, 2020 and June 29, 2019 were as follows (dollars in thousands):

Research and Development
Six Months Ended June 27, 2020	Percentage of Net Revenues	Six Months Ended June 29, 2019	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$58,119	10.2%	$45,590	9.9%	$12,529	27.5%
Research and development expenses increased $12.5 million, or 27.5%, for the six months ended June 27, 2020 compared to the six months ended June 29, 2019, primarily due to higher compensation-related costs of approximately $9.8 million, and higher professional service fees of $1.3 million. Approximately $5.4 million and $3.9 million of stock-based compensation expense was included in research and development expenses for the six months ended June 27, 2020 and June 29, 2019, respectively.
Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating income for the six months ended June 27, 2020 and June 29, 2019 was as follows (dollars in thousands):

Non-operating Income
Six Months Ended June 27, 2020	Percentage of Net Revenues	Six Months Ended June 29, 2019	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$4,751	0.8%	$7,415	1.6%	$(2,664)	(35.9)%
Non-operating income decreased by $2.7 million for the six months ended June 27, 2020 compared to the six months ended June 29, 2019, primarily due to lower interest yields realized on our invested cash and short-term investments.
Provision for Income Taxes. Our provision for income taxes for the six months ended June 27, 2020 and June 29, 2019 was as follows (dollars in thousands):

Provision for Income Taxes
Six Months Ended June 27, 2020	Percentage of Net Revenues	Six Months Ended June 29, 2019	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$15,753	2.8%	$21,232	4.6%	$(5,479)	(25.8)%
For the six months ended June 27, 2020, we recorded a provision for income taxes of approximately $15.8 million, or an effective tax rate of 11.6%, as compared to a provision for income taxes of approximately $21.2 million, or an effective tax rate of 18.4%, for the six months ended June 29, 2019. The decrease in our tax rate for the six months ended June 27, 2020 resulted primarily from an increase in the amount of excess tax benefits realized from stock-based compensation of approximately $11.1 million as compared to the six months ended June 29, 2019.

Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, short-term investments, future funds expected to be generated from operations and available borrowing capacity under our credit facility. As of June 27, 2020, we had approximately $865.1 million in working capital, approximately $631.9 million in cash and cash equivalents, approximately $50.0 million in short-term investments and approximately $148.2 million of available borrowing capacity (net of outstanding letters of credit) under our credit facility. We carry short-term investments at cost, which approximates fair value.
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of June 27, 2020, we had cash totaling $72.3 million held outside of the U.S., of which approximately $49.6 million was accessible without additional tax cost and approximately $22.7 million was accessible at an incremental estimated tax cost of up to $0.1 million. We currently have sufficient funds on-hand and available without additional tax cost to fund our global operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
Cash Flows
The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 27, 2020	June 29, 2019
Net cash provided by (used in):
Operating activities	$106,060	$100,779
Investing activities	(70,645)	(229,342)
Financing activities	32,614	(15,107)
Effect of foreign currency exchange rates on cash	(847)	(32)
Increase (decrease) in cash, cash equivalents and restricted cash	$67,182	$(143,702)
Operating Activities. Cash provided by operating activities was approximately $106.1 million for the six months ended June 27, 2020, generated primarily from net income from operations of $120.2 million. Non-cash activity included stock-based compensation of $24.5 million and depreciation and amortization of $13.6 million. Additional sources of cash included an increase in accounts payable, deferred revenue and other contract-related liabilities, accrued liabilities and income taxes payable of $32.8 million, $6.9 million, $5.9 million and $0.2 million, respectively. These sources of cash were partially offset by other changes in operating assets and liabilities, including a decrease in accrued compensation of approximately $2.0 million, and an increase in accounts receivable of approximately $41.3 million, primarily due to the timing of cash receipts, an increase in inventory of approximately $37.5 million and an increase in other current assets and lease receivable of approximately $12.0 million and $2.2 million, respectively, primarily due to the timing of payments.
For the six months ended June 29, 2019, cash provided by operating activities was approximately $100.8 million, generated primarily from net income from operations of $94.2 million. Non-cash activity included stock-based compensation of $18.8 million, and depreciation and amortization of $11.6 million. Additional sources of cash included a decrease in deferred costs and other contract assets of approximately $8.7 million and an increase in deferred revenue and other contract-related liabilities of approximately $2.1 million. These sources of cash were partially offset by other changes in operating assets and liabilities, including an increase in accounts receivable of approximately $11.7 million, primarily due to the timing of cash receipts, increases in other current assets and lease receivable of approximately $7.1 million and $6.2 million, respectively, primarily due to the timing of payments, an increase in inventory of approximately $4.2 million and a decrease in accrued compensation of approximately $7.0 million, primarily due to the timing of payments.
Investing Activities. Cash used in investing activities for the six months ended June 27, 2020 was approximately $70.6 million, consisting primarily of approximately $78.3 million for business combinations, $51.3 million for purchases of property and equipment, $6.8 million for strategic investments and $4.3 million of capitalized intangible asset costs related primarily to patent and trademark costs, which were partially offset by cash provided by net maturities of short-term investments of approximately $70.0 million.
For the six months ended June 29, 2019, cash used in investing activities was approximately $229.3 million, consisting of approximately $180.0 million for purchases of short-term investments, $47.3 million for purchases of property and equipment and $2.0 million of capitalized intangible asset costs related primarily to patent and trademark costs.

Financing Activities. Cash provided by financing activities for the six months ended June 27, 2020 was approximately $32.6 million, consisting primarily of proceeds from the issuance of common stock related to employee equity awards of approximately $34.6 million, which was partially offset by the withholding of shares for employee payroll taxes for vested equity awards of approximately $1.4 million and repurchases of our common stock of approximately $0.6 million. For the six months ended June 29, 2019, cash used in financing activities was approximately $15.1 million, consisting primarily of repurchases of our common stock of approximately $27.9 million, which was partially offset by proceeds from the issuance of common stock related to employee equity awards of approximately $12.9 million.
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
Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we engaged in these relationships. As of June 27, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
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
As a result of certain strategic investment activity during the six months ended June 27, 2020, we are updating our list of the most significant accounting policies for purposes of fully understanding and evaluating our reported financial results to include “Business Combinations” as follows:

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
Other Critical Accounting Policies
There have been no material changes to any of our other critical accounting policies during the six months ended June 27, 2020. For a description of these critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, which was filed with the SEC on February 19, 2020.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and short-term investments, as well as the increase or decrease in the amount of interest expense we must pay with respect to any outstanding debt instruments. We do not believe our cash, cash equivalents and short term investments are subject to significant interest rate risk due to the short term periods such amounts are invested. As of June 27, 2020, the carrying value of our cash equivalents and short-term investments approximated fair value. We currently do not have any significant risks associated with interest rates fluctuations related to interest expense. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Therefore, declines in interest rates over time will reduce our interest income while increases in interest rates will increase our interest income. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments and interest income by approximately $0.1 million for each $10.0 million in interest-bearing investments.
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

Our primary foreign currency exchange rate exposures are with the Australian Dollar, the British Pound, Canadian Dollar, Euro, Japanese Yen, South Korean Won, Mexican Peso and Swedish Krona. Foreign currency exchange rates may experience significant volatility from one period to the next. Specifically, during the six months ended June 27, 2020, we estimate fluctuations in the exchange rates between the U.S. Dollar and other foreign currencies, including the Australian Dollar, Euro, and the South Korean Won, adversely impacted our revenues by $3.2 million.
We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of June 27, 2020 would have resulted in an estimated reduction of $5.0 million in reported pre-tax income for the six months ended June 27, 2020. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
During the quarter ended June 27, 2020, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On March 30, 2020, we acquired TNI medical AG (TNI®) and added TNI softFlow® technology to our product portfolio. The TNI softFlow® technology provides respiratory support by generating a precisely regulated, stable high flow of room air or a mix of room air and oxygen. As our product portfolio previously focused on a variety of noninvasive monitoring technologies and hospital automation solutions, respiratory support is a new market area for us, and the TNI softFlow® technology is our first therapeutic product. We may not be able to achieve market acceptance of the TNI softFlow® technology, and any potential revenue from the TNI softFlow® technology could be limited, which would adversely affect our business, financial condition and results of operations.

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
Continuing technological advances and new product introductions within the medical device industry place our products at risk of obsolescence. Our long-term success depends upon the development and successful commercialization of new products, new or improved technologies and additional applications for our existing technologies. The research and development process is time-consuming and costly and may not result in products or applications that we can successfully commercialize. In particular, we may not be able to successfully commercialize our products for applications other than arterial blood oxygen saturation and pulse rate monitoring, such as for respiration rate, hemoglobin, carboxyhemoglobin and methemoglobin monitoring. In addition, we may not be able to develop and successfully commercialize new products and technologies that we acquire. For example, in March 2020, we acquired TNI® and added TNI softFlow® technology to our product portfolio. As this is our first therapeutic product, we may not be able to successfully commercialize the TNI softFlow® technology for respiratory support applications.

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
Some of the world’s largest technology companies that have not historically operated in the healthcare or medical device space, such as Alphabet Inc., Apple Inc., Samsung Electronics Co., Ltd. and others, have developed or may develop products and technologies that may compete with our current or future products and technologies. These companies have substantially greater capital, research and development, and sales resources than we have. If we are unable to successfully compete against them, our financial performance could decline.
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
Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms initiated by legislators, regulators and third-party payers to curb these costs have resulted in a consolidation trend in the healthcare industry to aggregate purchasing power. As the healthcare industry consolidates, competition to provide products and services to industry participants has become, and will continue to become, more intense. This has resulted in, and will likely continue to result in, greater pricing pressures and the exclusion of certain existing market participants from important market segments as GPOs, independent delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions for hospitals.
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
We have a concentration of OEM, distribution and direct customers. For example, sales to two just-in-time distributors each represented more than 10% of our product sales for the six months ended June 27, 2020. We cannot provide any assurances that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results.
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
Our royalty and other revenue has historically consisted primarily of royalties received from Medtronic plc (Medtronic) related to its U.S. sales, and more recently, revenue from non-recurring engineering (NRE) services for a certain OEM customer. However, Medtronic is no longer required to pay us royalties and we have completed the majority of our contracted NRE services. We have not replaced this royalty and NRE services revenue with similar revenues, and such loss of revenue had an adverse effect on our results of operations for the three and six months ended June 27, 2020.
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
Unless an exemption applies, each medical device that we market in the U.S. must first undergo premarket review pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA) by receiving clearance of a 510(k) premarket notification, receiving clearance through the de novo review process or obtaining approval of a premarket approval (PMA) application. Even if regulatory clearance or approval of a product is granted, the U.S. Food and Drug Administration (FDA) may clear or approve our products only for limited indications for use. Additionally, the FDA may not grant 510(k) clearance on a timely basis, if at all, for new products or uses that we propose for Masimo SET® or licensed rainbow® technology.
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
In addition to the FDA, from time to time we are subject to inspections by the California Food and Drug Branch, international regulatory authorities and other similar governmental agencies. The standards used by these regulatory authorities are complex and may differ from those used by the FDA.
Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies or failure to adequately respond to any FDA Form 483 observations, any California Food and Drug Branch notices of violation or any similar reports could result in, among other things, any of the following:

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
We have made modifications to our devices in the past and we may make additional modifications in the future. Any modification to a device, which is cleared or approved by a government agency, such as the FDA, that could significantly affect its safety or effectiveness or that could constitute a major change in its intended use would require a new clearance or approval. We may not be able to obtain such clearances or approvals in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would have an adverse effect on our business, financial condition and results of operations.
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
The CCPA is the most comprehensive data privacy regulation to date in the United States, and could be the precursor to similar legislation in other states or at the federal level. Internationally, the General Data Protection Regulation (GDPR) took effect in May 2018 within the European Economic Area (EEA) and many EEA jurisdictions have also adopted their own data privacy and protection laws in addition to the GDPR. Furthermore, other international jurisdictions, including Singapore, South Korea, China, Brazil, Mexico and Australia, have also implemented laws relating to data privacy and protection. Although we believe that we are complying with the GDPR and similar laws, these laws are still relatively new. Therefore, as international data privacy and protection laws continue to evolve, and as new regulations, interpretive guidance and enforcement information become available, we may incur incremental costs to modify our business practices to comply with these requirements. In addition, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents.
Violations of these laws, or allegations of such violations, could subject us to monetary and non-monetary penalties for noncompliance, disrupt our operations, involve significant management distraction, subject us to class action lawsuits and result in a material adverse effect on our business, financial condition and results of operations.
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

•
the Physician Payments Sunshine Act, which requires medical device companies to track and publicly report, with limited exceptions, all payments and transfers of value to physicians and teaching hospitals in the U.S; and

•
state laws analogous to each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by governmental programs and non-governmental third-party payers, including commercial insurers.

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
Our medical devices and business activities are subject to rigorous regulation by the FDA and other federal, state and international governmental authorities. These authorities and members of Congress have been increasing their scrutiny over the medical device industry. In recent years, Congress, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services and the Department of Defense have issued subpoenas and other requests for information to medical device manufacturers, primarily related to financial arrangements with healthcare providers, regulatory compliance and marketing and product promotional practices. Furthermore, certain state governments have enacted legislation to limit and/or increase transparency of interactions with healthcare providers, pursuant to which we are required by law to disclose payments and other transfers of value to healthcare providers licensed by certain states.
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
*If our essential employees who are unable to telework become ill or otherwise incapacitated, our operations may be adversely impacted.
As a medical device manufacturer, we believe we fall within a “critical essential infrastructure” sector, specifically the “Healthcare/Public Health” sector, and we are considered exempt under various stay at home/shelter in place orders (Stay at Home Orders), including the California Executive Order N-33-20 dated March 19, 2020. Accordingly, our employees in California and other locations may continue to work because of the importance of our operations to the health and well-being of citizens in the states in which we operate. Consistent with these Stay at Home Orders, we have implemented telework policies wherever possible for appropriate categories of “nonessential” employees. “Essential” employees that are unable to telework continue to work at our facilities. We have implemented a number of safety measures for our facilities, including social distancing, face covering, temperature checking and increased sanitation standards. We are following guidance from the Center for Disease Control and the Occupational Safety and Health Administration regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure, based on the direct threat that such exposure may present to our workforce. We continue to address other unique situations that arise among our workforce due to the COVID-19 pandemic on a case-by-case basis. There can be no assurances that our measures will be sufficient to protect our employees in our workplace or that our employees will not otherwise be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.
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
*Future changes in accounting pronouncements and tax laws, or the interpretation thereof, could have a significant impact on our reported results, and may affect our historical reporting of previous transactions.
New accounting pronouncements or taxation rules, and evolving interpretations thereof, have occurred and are likely to occur in the future. For example, in recent years, the Financial Accounting Standards Board issued new accounting standards that impact our reporting of revenue and expenses, including Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers and ASC Topic 842, Leases. Changes made by these new accounting standards not only apply prospectively, but depending on the method of adoption, may also recast previously reported results. For additional information related to the impact of new accounting pronouncements, please see Note 2 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We recruit professionals on a global basis and must comply with the immigration laws in the countries in which we operate, including the U.S. Some of our employees are working under Masimo-sponsored temporary work visas, including H1-B visas. Statutory law limits the number of new H1-B temporary work permit petitions that may be approved in a fiscal year. Furthermore, there is a possibility that the current U.S. immigration visa program may be significantly overhauled, and the number of H1-B visas available, as well as the process to obtain them, may be subject to significant change. Any resulting changes to this visa program could impact our ability to recruit, hire and retain qualified skilled personnel. If we are unable to obtain work visas in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. On June 22, 2020, President Trump signed an executive order temporarily halting certain work visa programs, including the H1-B visa program. The executive order took effect on June 24, 2020 and is expected to continue until at least December 31, 2020. However, such executive order may be extended to a later date. While the executive order does not impact current employees that are working under Masimo-sponsored temporary work visas, including H1-B visas, the executive order could impact our ability to recruit and hire qualified skilled personnel.
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
In addition, our manufacturing facilities in Mexico are authorized to operate under the Mexican Maquiladora (IMMEX) program. The IMMEX program allows us to import certain items from the U.S. into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated timeframe. Maquiladora status, which is renewed periodically, is subject to various restrictions and requirements, including compliance with the terms of the IMMEX program and other local regulations. Failure to comply with the IMMEX program regulations, including any changes thereto, could increase our manufacturing costs and adversely affect our business, operating results and financial condition.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the California Transparency in Supply Chains Act, the UK Modern Slavery Act and new regulations issued by the SEC and The Nasdaq Stock Market LLC, have created, and will create, additional compliance requirements for us. For example, the Dodd-Frank Act includes provisions regarding, among other things, advisory votes on named executive officer compensation and “conflict minerals” reporting. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business, financial condition and results of operations. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses. To maintain high standards of corporate governance and public disclosure, we have invested in, and intend to continue to invest in, reasonably necessary resources to comply with evolving standards.
In addition, stockholder litigation surrounding executive compensation and disclosure of executive compensation has increased with the passage of the Dodd-Frank Act. Furthermore, our stockholders may not continue to approve our advisory vote on named executive officer compensation that is being voted on by our stockholders annually pursuant to the Dodd-Frank Act. If we are involved in a lawsuit related to compensation matters or any other matters not covered by our directors’ and officers’ liability insurance, we may incur significant expenses in defending against such lawsuits, or be subject to significant fines or required to take significant remedial actions, each of which could adversely affect our business, financial condition and results of operations.
*If product liability claims are brought against us, we could face substantial liability and costs.
Our products are predominantly used in patient care and expose us to product liability claims and product recalls, including, but not limited to, those that may arise from unauthorized off-label use, malfunctions, design flaws or manufacturing defects related to our products or the use of our products with incompatible components or systems. In addition, as we continue to expand our product portfolio, we may enter or create new markets, including consumer markets, that may expose us to additional product liability risks. For example, with the acquisition of TNI medical AG (TNI®) in March 2020, TNI softFlow® technology was added to the Masimo product portfolio. While this technology provides efficient, quiet and comfortable respiratory support to patients, it may present increased risk of infection to caregivers.
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
Further, our ability to benefit from future acquisitions and/or external strategic investments depends on our ability to successfully conduct due diligence, negotiate acceptable terms, evaluate prospective opportunities and bring acquired technologies and/or products to market at acceptable margins and operating expense levels. For example, in March 2020, we acquired TNI® and added TNI softFlow® technology to our product portfolio. As this is our first therapeutic product, the integration of TNI® and the TNI softFlow® technology may require substantial management time and attention, which may divert attention and resources from other important areas, including our existing business and product lines, and we may not be able to sell the TNI softFlow® technology at acceptable margins and operating expense levels. Our failure in any of these tasks could result in unforeseen liabilities associated with an acquired company, acquiring a company on unfavorable terms or selecting and eventually acquiring a suboptimal acquisition target.
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
Increased global cybersecurity vulnerabilities, cybersecurity threats and sophisticated and targeted cybersecurity attacks pose a risk to the security of Masimo’s systems and networks, including the confidentiality, availability and integrity of any underlying information and data, and those of our customers, partners, suppliers and third-party service providers. Our ability to effectively manage and maintain our internal business information, and to ship products to customers and invoice them on a timely basis, depends significantly on our enterprise resource planning system and other information systems. Portions of our information technology systems may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. In addition, interfaces between our products and our customers’ computer networks could provide additional opportunities for cybersecurity attacks on us and our customers. The techniques used to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. Cybersecurity attacks in particular are evolving and include, but are not limited to, threats, malicious software, ransom ware, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of confidential or otherwise protected information and corruption of data. As a result, there can be no assurance that our protective measures will prevent or detect security breaches that could have a significant impact on our business, reputation, financial condition and results of operations.
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
In addition, under our Credit Facility, we are required to satisfy and maintain specified financial ratios and other affirmative covenants. Our ability to meet those financial ratios and affirmative covenants could be affected by events beyond our control and, therefore, we cannot be assured that we will be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under our Credit Facility. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the Credit Facility immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. As of June 27, 2020, we had no outstanding draws and $1.8 million of outstanding letters of credit under our Credit Facility and were in compliance with all applicable covenants. See Note 15 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our Credit Facility.
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
We may experience conflicts of interest with respect to our CEO’s role in the Patient Safety Movement Foundation.
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
Although Mr. Kiani’s role as a director of the Patient Safety Movement Foundation is separate from his role as our CEO, hospitals and healthcare providers that do not agree with the actions or recommendations of the Patient Safety Movement Foundation may nonetheless disfavor Masimo products, which could adversely affect our business, financial condition and results of operations.
Risks Related to Our Stock
*Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $148.38 to $250.39 per share from December 28, 2019 to June 27, 2020. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors. In addition to the other risk factors previously discussed in this Quarterly Report on Form 10-Q, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:

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
As of June 27, 2020, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 9.6% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock.
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
As of June 27, 2020, approximately 9.4 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 4.3 million shares were subject to options outstanding at such date at a weighted-average exercise price of $71.06 per share, approximately 2.8 million shares were subject to outstanding RSUs, approximately 0.5 million shares were subject to outstanding PSUs and approximately 1.8 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 24 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases and Withholdings of Equity Securities
During the three months ended June 27, 2020, we effected stock repurchases pursuant to the stock repurchase plan authorized by our Board in July 2018 (2018 Repurchase Program).
Shares repurchased by us during each fiscal month of the quarter ended June 27, 2020 were as follows:

Period	Total Number of Shares Purchased or Withheld		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
March 29, 2020 to April 25, 2020	—		$—	—	4,722,518
April 26, 2020 to May 23, 2020	1,027	(2)	213.91	278,509	4,721,491
May 24, 2020 to June 27, 2020	—		—	—	4,721,491
Total	1,027		$213.91	278,509	4,721,491
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

(2)	The shares repurchased by us were owned by one of our non-employee directors who paid the exercise price for exercising an option by delivering 1,027 shares to us.

During the six months ended June 27, 2020, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of performance share units by withholding shares of our common stock, with an aggregate fair market value on the date of vesting equal to the tax withholding obligations, from the shares of our common stock actually issued in connection with such award. Shares withheld to satisfy tax withholding obligations for the six months ended June 27, 2020 and June 29, 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29 2019	June 27, 2020	June 29, 2019
Shares withheld	—	—	9,084	1,163
Average cost per share	$—	$—	$156.76	$105.52
Value of shares withheld	$—	$—	$1,423,995	$122,720

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)
3.2	(2)	Second Amended and Restated Bylaws adopted on October 24, 2019 (Exhibit 3.1)
4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)
4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999, between Masimo Corporation and certain of its stockholders (Exhibit 4.2)
4.3#	(3)	Masimo Retirement Savings Plan (Exhibit 4.7)
10.1#*		Masimo Corporation 2017 Equity Incentive Plan
10.2#	(4)	Masimo Corporation Executive Bonus Incentive Plan
21.1*		List of Registrant’s Subsidiaries
31.1*		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*		Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*		Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*		XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 27, 2020 and December 28, 2019, (ii) Condensed Consolidated Statements of Income for the six months ended June 27, 2020 and June 29, 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the six months ended June 27, 2020 and June 29, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 27, 2020 and June 29, 2019, and (v) Notes to Condensed Consolidated Financial Statements.
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

(4)	Incorporated by reference to Appendix D of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 16, 2020.

#	Indicates management or compensatory plan.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASIMO CORPORATION

Date: July 28, 2020	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: July 28, 2020	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer