Form 10-Q
period 2020-09-26
MASIMO CORP
filed 2020-10-27
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)							Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class						Number of Shares Outstanding as of September 26, 2020
Common stock, $0.001 par value						55,055,219

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 26, 2020

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	September 26, 2020	December 28, 2019
ASSETS
Current assets
Cash and cash equivalents	$669,056	$567,687
Short-term investments	50,000	120,000
Trade accounts receivable, net of allowance for doubtful accounts of $1,615 and $1,803 at September 26, 2020 and December 28, 2019, respectively	146,859	132,433
Inventories	204,779	115,871
Other current assets	88,272	60,071
Total current assets	1,158,966	996,062
Lease receivable, noncurrent	56,212	49,936
Deferred costs and other contract assets	18,566	16,214
Property and equipment, net	267,160	219,552
Intangible assets, net	57,306	27,251
Goodwill	80,220	22,350
Deferred tax assets	36,168	35,972
Other non-current assets	38,545	28,791
Total assets	$1,713,143	$1,396,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$89,533	$54,548
Accrued compensation	58,853	54,705
Deferred revenue and other contract liabilities, current	44,542	25,939
Other current liabilities	39,824	37,027
Total current liabilities	232,752	172,219
Other non-current liabilities	65,587	56,035
Total liabilities	298,339	228,254
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 55,055 and 53,696 shares issued and outstanding at September 26, 2020 and December 28, 2019, respectively	55	54
Treasury stock, 15,534 and 15,530 shares at September 26, 2020 and December 28, 2019, respectively	(527,171)	(526,580)
Additional paid-in capital	676,568	600,624
Accumulated other comprehensive loss	(5,214)	(6,718)
Retained earnings	1,270,566	1,100,494
Total stockholders’ equity	1,414,804	1,167,874
Total liabilities and stockholders’ equity	$1,713,143	$1,396,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue:
Product	$278,112	$228,916	$848,690	$688,974
Royalty and other revenue	—	95	—	1,353
Total revenue	278,112	229,011	848,690	690,327
Cost of goods sold	99,186	72,743	292,551	228,078
Gross profit	178,926	156,268	556,139	462,249
Operating expenses:
Selling, general and administrative	90,376	80,354	278,714	232,718
Research and development	28,852	24,282	86,971	69,872
Litigation awards	—	—	(474)	—
Total operating expenses	119,228	104,636	365,211	302,590
Operating income	59,698	51,632	190,928	159,659
Non-operating income	1,357	2,723	6,108	10,138
Income before provision for income taxes	61,055	54,355	197,036	169,797
Provision for income taxes	11,650	5,270	27,403	26,502
Net income	$49,405	$49,085	$169,633	$143,295

Net income per share:
Basic	$0.90	$0.92	$3.11	$2.69
Diluted	$0.85	$0.86	$2.92	$2.51

Weighted-average shares used in per share calculations:
Basic	54,997	53,535	54,543	53,367
Diluted	58,280	57,262	58,033	57,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$49,405	$49,085	$169,633	$143,295
Other comprehensive income, net of tax:
Unrealized gains (losses) from foreign currency translation adjustments	2,653	(1,310)	1,504	(1,595)
Comprehensive income	$52,058	$47,775	$171,137	$141,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)
	Three and Nine Months Ended September 26, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 28, 2019	53,696	$54	15,530	$(526,580)	$600,624	$(6,718)	$1,100,494	$1,167,874
Stock options exercised	384	—	—	—	13,495	—	—	13,495
Restricted/Performance stock units vested	46	—	—	—	—	—	—	—
Shares paid for tax withholding	(8)	—	—	—	(1,424)	—	—	(1,424)
Stock-based compensation	—	—	—	—	11,272	—	—	11,272
Repurchases of common stock	(3)	—	3	(371)	—	—	—	(371)
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	—	439	439
Net income	—	—	—	—	—	—	64,456	64,456
Foreign currency translation adjustment	—	—	—	—	—	(2,463)	—	(2,463)
Balance at March 28, 2020	54,115	54	15,533	(526,951)	623,967	(9,181)	1,165,389	1,253,278
Stock options exercised	825	1	—	—	21,212	—	—	21,213
Restricted/Performance stock units vested	9	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	13,188	—	—	13,188
Repurchases of common stock	(1)	—	1	(220)	—	—	—	(220)
Net income	—	—	—	—	—	—	55,772	55,772
Foreign currency translation adjustment	—	—	—	—	—	1,314	—	1,314
Balance at June 27, 2020	54,948	55	15,534	(527,171)	658,367	(7,867)	1,221,161	1,344,545
Stock options exercised	107	—	—	—	6,314	—	—	6,314
Restricted/Performance stock units vested	1	—	—	—	—	—	—	—
Shares paid for tax withholding	(1)	—	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	—	—	11,912	—	—	11,912
Net income	—	—	—	—	—	—	49,405	49,405
Foreign currency translation adjustment	—	—	—	—	—	2,653	—	2,653
Balance at September 26, 2020	55,055	$55	15,534	$(527,171)	$676,568	$(5,214)	$1,270,566	$1,414,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)
	Three and Nine Months Ended September 28, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 29, 2018	53,085	$53	15,255	$(489,026)	$533,164	$(6,199)	$931,073	$969,065
Stock options exercised	224	—	—	—	6,867	—	—	6,867
Restricted/Performance stock units vested	29	—	—	—	—	—	—	—
Shares paid for tax withholding	(1)	—	—	—	(123)	—	—	(123)
Stock-based compensation	—	—	—	—	7,317	—	—	7,317
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	—	—	(26,795)	(26,795)
Net income	—	—	—	—	—	—	49,322	49,322
Foreign currency translation adjustment	—	—	—	—	—	(577)	—	(577)
Balance at March 30, 2019	53,337	53	15,255	(489,026)	547,225	(6,776)	953,600	1,005,076
Stock options exercised	189	—	—	—	5,999	—	—	5,999
Restricted/Performance stock units vested	7	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,473	—	—	11,473
Repurchases of common stock	(208)	—	208	(27,854)	—	—	—	(27,854)
Net income	—	—	—	—	—	—	44,888	44,888
Foreign currency translation adjustment	—	—	—	—	—	292	—	292
Balance at June 29, 2019	53,325	53	15,463	(516,880)	564,697	(6,484)	998,488	1,039,874
Stock options exercised	286	1	—	—	9,924	—	—	9,925
Stock-based compensation	—	—	—	—	10,855	—	—	10,855
Repurchases of common stock	—	—	—	(70)	—	—	—	(70)
Net income	—	—	—	—	—	—	49,085	49,085
Foreign currency translation adjustment	—	—	—	—	—	(1,310)	—	(1,310)
Balance at September 28, 2019	53,611	$54	15,463	$(516,950)	$585,476	$(7,794)	$1,047,573	$1,108,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net income	$169,633	$143,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,200	17,569
Stock-based compensation	36,372	29,645
Loss on disposal of property, equipment and intangibles	202	149
Provision for doubtful accounts	5	678
Provision (benefit) for deferred income taxes	136	(19)
Changes in operating assets and liabilities:
Increase in accounts receivable	(9,459)	(21,697)
Increase in inventories	(86,815)	(15,221)
Increase in other current assets	(23,461)	(12,060)
Increase in lease receivable, net	(6,279)	(9,396)
(Increase) decrease in deferred costs and other contract assets	(1,964)	8,901
Increase in other non-current assets	(775)	(68)
Increase (decrease) in accounts payable	31,793	(1,223)
Increase (decrease) in accrued compensation	3,654	(975)
Increase in accrued liabilities	4,691	389
(Decrease) increase in income tax payable	(2,756)	3,430
Increase in deferred revenue and other contract-related liabilities	9,973	6,760
Increase in other non-current liabilities	395	1,259
Net cash provided by operating activities	146,545	151,416
Cash flows from investing activities:
Maturities (purchases) of short-term investments, net	70,000	(120,000)
Purchases of property and equipment, net	(60,017)	(56,064)
Increase in intangible assets	(5,763)	(2,968)
Business combinations, net of cash acquired	(78,310)	—
Other strategic investing activities	(6,750)	(5,189)
Net cash used in investing activities	(80,840)	(184,221)
Cash flows from financing activities:
Proceeds from issuance of common stock	40,994	22,706
Payroll tax withholdings on behalf of employees for vested equity awards	(1,449)	(123)
Repurchases of common stock	(591)	(27,924)
Net cash provided by (used in) financing activities	38,954	(5,341)
Effect of foreign currency exchange rates on cash	(294)	(983)
Net increase (decrease) in cash, cash equivalents and restricted cash	104,365	(39,129)
Cash, cash equivalents and restricted cash at beginning of period	568,075	552,641
Cash, cash equivalents and restricted cash at end of period	$672,440	$513,512
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
The Company invented Masimo Signal Extraction Technology® (SET®), which provides the capabilities of Measure-through Motion and Low Perfusion™ pulse oximetry to address the primary limitations of conventional pulse oximetry. Over the years, the Company’s product offerings have expanded significantly to also include rainbow® Pulse CO-Oximetry, with its ability to monitor carboxyhemoglobin (SpCO®), methemoglobin (SpMet®), total hemoglobin concentration (SpHb®), fractional arterial oxygen saturation (SpfO2™), Oxygen Content (SpOC™), Pleth Variability Index (PVi®), rainbow® Pleth Variability Index (RPVi™), respiration rate from the pleth (RRp®) and Oxygen Reserve Index (ORi™); as well as acoustic respiration monitoring (RRa®), SedLine® brain function monitoring, NomoLine® capnography and gas monitoring and O3® Regional Oximetry. These technologies are based upon Masimo SET®, rainbow® and other proprietary algorithms and are incorporated into a variety of product platforms depending on customers’ specifications. The Company’s current technology offerings also include remote patient monitoring, connectivity, and hospital automation solutions, including Masimo Patient SafetyNet™(1), Masimo Patient SafetyNet™ Surveillance(1), Masimo SafetyNet™, Masimo SafetyNet-Open™, Replica™, Iris®, MyView®, UniView™, UniView:60™, Trace™, Masimo Sleep™, Centroid™ and Bridge™. The Company’s technologies are supported by a substantial intellectual property portfolio that the Company has built through internal development and, to a lesser extent, acquisitions and license agreements.
______________
(1)    The use of the trademark Patient SafetyNet™ is under license from the University HealthSystem Consortium.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of December 28, 2019 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (fiscal year 2019), filed with the SEC on February 19, 2020. The results for the three and nine months ended September 26, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending January 2, 2021 (fiscal year 2020) or for any other interim period or for any future year.
Fiscal Periods
The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week fiscal year includes four quarters of 13 weeks while a 53 week fiscal year includes three 13 week fiscal quarters and one 14 week fiscal quarter. The Company’s last 53 week fiscal year was fiscal year 2014. Fiscal year 2020 is a 53 week fiscal year ending January 2, 2021, with the fourth quarter having 14 weeks. All references to years in these notes to condensed consolidated financial statements are fiscal years unless otherwise noted.
Reclassifications
Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period presentation.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Use of Estimates
The Company prepares its financial statements in conformity with GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the determination of standalone selling prices, variable consideration, total consideration allocated to each performance obligation within a contract, inventory valuation, valuation of the Company’s equity awards, valuation of identifiable assets and liabilities connected with business combinations, deferred taxes and any associated valuation allowances, deferred revenue, uncertain income tax positions, and litigation costs and related accruals. Actual results could differ from such estimates.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by-contract basis. There were no transfers between Level 1, Level 2 and Level 3 inputs during either the nine months ended September 26, 2020 or September 28, 2019. The Company carries cash and cash equivalents, as well as certificates of deposit with maturities of one year or less, at cost, which approximates fair value.
The following table represents the Company’s financial assets (in thousands), measured at fair value on a recurring basis as of September 26, 2020:

					Reported as
	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash and cash equivalents	$669,056	$—	$—	$669,056	$669,056	$—
Level 1:
Certificates of deposit	50,000	—	—	50,000	—	50,000
Subtotal	50,000	—	—	50,000	—	50,000
Level 2:
None	—	—	—	—	—	—
Level 3:
None	—	—	—	—	—	—
Total financial assets measured at fair value	$719,056	$—	$—	$719,056	$669,056	$50,000

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The following table represents the Company’s financial assets (in thousands), measured at fair value on a recurring basis as of December 28, 2019:

					Reported as
	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash and cash equivalents	$567,687	$—	$—	$567,687	$567,687	$—
Level 1:
Certificates of deposit	120,000	—	—	120,000	—	120,000
Subtotal	120,000	—	—	120,000	—	120,000
Level 2:
None	—	—	—	—		—
Level 3:
None	—	—	—	—		—
Total financial assets measured at fair value	$687,687	$—	$—	$687,687	$567,687	$120,000
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments that are readily convertible into known amounts of cash, to be cash equivalents.
Short-Term Investments
The Company classifies its investments in certificates of deposits maturing in greater than three months but less than one year on the date of the original investment as short-term investments. The carrying value of such investments approximates fair value and is accessible without any significant restrictions, taxes, or penalties. As of September 26, 2020, the Company had total investments in certificates of deposit of $50.0 million with remaining maturities of one month.
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
Changes in the product warranty accrual were as follows (in thousands):

	Nine Months Ended
	September 26, 2020	September 28, 2019
Warranty accrual, beginning of period	$3,395	$1,910
Accrual for warranties issued	428	1,920
Changes in pre-existing warranties (including changes in estimates)	(97)	1,404
Settlements made	(883)	(1,276)
Warranty accrual, end of period	$2,843	$3,958
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Net Income Per Share
A computation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$49,405	$49,085	$169,633	$143,295
Basic net income per share:
Weighted-average shares outstanding - basic	54,997	53,535	54,543	53,367
Net income per basic share	$0.90	$0.92	$3.11	$2.69
Diluted net income per share:
Weighted-average shares outstanding - basic	54,997	53,535	54,543	53,367
Diluted share equivalent: stock options, RSUs and PSUs	3,283	3,727	3,490	3,688
Weighted-average shares outstanding - diluted	58,280	57,262	58,033	57,055
Net income per diluted share	$0.85	$0.86	$2.92	$2.51
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance share units (PSUs). For the three months ended September 26, 2020 and September 28, 2019, weighted options to purchase 0.1 million and 0.4 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For each of the nine months ended September 26, 2020 and September 28, 2019, weighted options to purchase 0.3 million shares of common stock were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs are considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of each of September 26, 2020 and September 28, 2019, 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares for each of the three and nine month periods then ended.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash paid during the year for:
Interest expense	$194	$134
Income taxes	35,961	34,123
Operating lease liabilities	4,699	5,076

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities	$9,900	$25,965

Non-cash investing activities:
Unpaid purchases of property and equipment	$3,988	$4,170
Settlement of promissory note receivable in connection with business combination	5,100	—

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$27	$—
Fair value of common stock received for payment of stock option exercise price	220	—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$669,056	$513,360
Restricted cash	3,384	152
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$672,440	$513,512
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
3. Related Party Transactions
The Company’s Chairman and Chief Executive Officer (CEO) is also the Chairman and CEO of Cercacor Laboratories, Inc. (Cercacor). The Company is a party to the following agreements with Cercacor:
•Cross-Licensing Agreement - The Company and Cercacor are parties to a cross-licensing agreement (Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities to Cercacor arising under the Cross-Licensing Agreement were $3.5 million and $3.4 million for the three months ended September 26, 2020 and September 28, 2019, respectively. Aggregate liabilities to Cercacor arising under the Cross-Licensing Agreement were $9.7 million and $9.2 million for the nine months ended September 26, 2020 and September 28, 2019, respectively.
•Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were less than $0.1 million for both the three months ended September 26, 2020 and September 28, 2019. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.2 million for both the nine months ended September 26, 2020 and September 28, 2019.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
•Lease and Sublease Agreements - Effective December 2019, the Company entered into a lease agreement with Cercacor for approximately 34,000 square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Cercacor Lease). The term of the Cercacor Lease expires on December 31, 2024. In March 2016, the Company entered into a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California (Cercacor Sublease). The Cercacor Sublease began on May 1, 2016 and expired on December 15, 2019. The Company recognized approximately $0.3 million and $0.1 million of lease and sublease income for the three months ended September 26, 2020 and September 28, 2019, respectively. The Company recognized approximately $0.8 million and $0.3 million of lease and sublease income for the nine months ended September 26, 2020 and September 28, 2019, respectively.
Net amounts due to Cercacor at each of September 26, 2020 and December 28, 2019 were $3.4 million and $2.9 million, respectively.
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
During each of the three months ended September 26, 2020 and September 28, 2019, the Company made no cash contributions to the Masimo Foundation. During the nine months ended September 26, 2020 and September 28, 2019, the Company made cash contributions of approximately $1.5 million and $1.0 million, respectively, to the Masimo Foundation. During the three and nine months ended September 26, 2020 and September 28, 2019, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services.
The Company’s CEO is also a director of the Patient Safety Movement Foundation (PSMF), a non-profit organization which was founded in 2013 to work with hospitals, medical technology companies and patient advocates to unite the healthcare ecosystem and eliminate the more than 200,000 U.S. preventable hospital deaths that occur every year. The Company’s EVP, CFO also serves as the Treasurer of PSMF. During the three and nine months ended September 26, 2020 and September 28, 2019, the Company made various in-kind contributions to PSMF, mainly in the form of donated office rent and administrative services.
The Company’s CEO is also a co-founder and a member of the board of directors of Like Minded Media Ventures (LMMV), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. The Company entered into a marketing service agreement with LMMV for audiovisual production services promoting brand awareness, including television commercials and digital advertising, during the second quarter of 2020. During the three and nine months ended September 26, 2020, the Company incurred approximately $0.2 million and $3.5 million, respectively, in marketing expenses to LMMV under the marketing service agreement. At September 26, 2020, there was no amount due to LMMV for services rendered.
The Company maintains an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. For the three months ended September 26, 2020 and September 28, 2019, the Company charged the Company’s CEO $0.0 million and less than $0.1 million, respectively, related to such disbursements. For each of the nine months ended September 26, 2020 and September 28, 2019, the Company charged the Company’s CEO less than $0.1 million related to such reimbursements.
4. Inventories
Inventories consist of the following (in thousands):

	September 26, 2020	December 28, 2019
Raw materials	$119,450	$55,913
Work-in-process	18,297	10,966
Finished goods	67,032	48,992
Total inventories	$204,779	$115,871

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
5. Other Current Assets
Other current assets consist of the following (in thousands):

	September 26, 2020	December 28, 2019
Prepaid expenses	$29,467	$11,746
Lease receivable, current	22,447	20,250
Prepaid income taxes	13,636	7,330
Indirect taxes receivable	9,833	9,311
Restricted cash(1)	3,230	230
Prepaid rebates and royalties, current	2,930	1,801
Customer notes receivable	1,936	4,847
Contract assets, current	1,850	1,486
Other current assets	2,943	3,070
Total other current assets	$88,272	$60,071
______________
(1)     Restricted cash is comprised of funds received from the Bill and Melinda Gates Foundation. As the Company incurs costs associated with research and development related to this project, on a quarterly basis, the Company reclasses amounts from the grant to offset costs incurred.
6. Lease Receivable
The Company recognizes revenue and costs, as well as a lease receivable, at the time embedded sales-type leases within its deferred equipment agreements commence. Lease revenue related to both operating-type and sales-type leases for the three months ended September 26, 2020 and September 28, 2019 was approximately $13.0 million and $11.0 million, respectively, and is included within product revenue in the accompanying condensed consolidated statements of operations. Lease revenue related to both operating-type and sales-type leases for the nine months ended September 26, 2020 and September 28, 2019 was approximately $31.0 million and $33.0 million, respectively. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying condensed consolidated statements of operations.
Lease receivable consists of the following (in thousands):

	September 26, 2020	December 28, 2019
Lease receivable	$78,856	$70,589
Allowance for credit loss	(197)	(403)
Lease receivable, net	78,659	70,186
Less: current portion of lease receivable	(22,447)	(20,250)
Lease receivable, noncurrent	$56,212	$49,936

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of September 26, 2020, estimated future maturities of customer sales-type lease receivables for each of the following fiscal years are as follows (in thousands):

Fiscal year	Amount
2020 (balance of year)	$5,903
2021	21,706
2022	18,399
2023	13,957
2024	9,964
Thereafter	8,730
Total	$78,659
Estimated future operating lease payments expected to be received from customers under deferred equipment agreements are not material as of September 26, 2020.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following (in thousands):

	September 26, 2020	December 28, 2019
Prepaid contract allowances	$7,757	$8,098
Deferred commissions	6,392	5,260
Unbilled contract receivables, non-current	3,753	2,482
Equipment leased to customers	664	374
Deferred costs and other contract assets	$18,566	$16,214
8. Property and Equipment
Property and equipment, net, consists of the following (in thousands):

	September 26, 2020	December 28, 2019
Building and building improvements	$122,111	$101,731
Machinery and equipment	67,826	58,864
Land	56,103	40,216
Aircraft and vehicles	32,853	29,934
Computer equipment and software	23,906	19,650
Leasehold improvements	18,411	15,921
Tooling	18,038	15,346
Furniture and office equipment	13,288	11,049
Demonstration units	854	836
Construction-in-progress (CIP)	42,878	39,107
Total property and equipment	396,268	332,654
Accumulated depreciation	(129,108)	(113,102)
Property and equipment, net	$267,160	$219,552
For the three months ended September 26, 2020 and September 28, 2019, depreciation expense of property and equipment was $5.8 million and $4.8 million, respectively. For the nine months ended September 26, 2020 and September 28, 2019, depreciation expense of property and equipment was $16.0 million and $14.3 million, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
In March 2020, the Company purchased a facility in Switzerland for its European headquarter operations for a purchase price of $16.4 million, as well as land in Mexicali, Mexico for a purchase price of $7.7 million to be used for the construction of a new manufacturing and distribution facility.
The balance in CIP at September 26, 2020 relates primarily to acquisition and improvement costs for a recently purchased building in Switzerland, capitalized implementation costs related to a new enterprise resource planning software system and costs related to equipment and other facility improvements, the underlying assets for which have not been completed or placed into service. The balance in CIP at December 28, 2019 related primarily to acquisition and improvement costs for a portion of a recently purchased building in California, capitalized implementation costs related to an enterprise resource planning software system and costs related to equipment and other facility improvements, the underlying assets for which have not been placed into service.
9. Intangible Assets
Intangible assets, net, consist of the following (in thousands):

	September 26, 2020	December 28, 2019
Patents	$28,286	$23,242
Customer relationships	23,619	7,669
Acquired technologies	12,176	5,580
Trademarks	9,507	4,614
Licenses-related party	7,500	7,500
Capitalized software development costs	3,366	3,328
Other	7,073	5,466
Total intangible assets	91,527	57,399
Accumulated amortization	(34,221)	(30,148)
Intangible assets, net	$57,306	$27,251
Intangible assets have a weighted-average amortization period of twelve years. Total amortization expense for the three months ended September 26, 2020 and September 28, 2019 was $1.6 million and $1.1 million, respectively. Total amortization expense for the nine months ended September 26, 2020 and September 28, 2019 was $5.2 million and $3.3 million, respectively.
Total renewal costs for patents and trademarks for the three months ended September 26, 2020 and September 28, 2019 were $0.6 million and $0.7 million, respectively. Total renewal costs for patents and trademarks for the nine months ended September 26, 2020 and September 28, 2019 were $1.2 million and $1.1 million, respectively. As of September 26, 2020, the weighted-average number of years until the next renewal was two years for patents and five years for trademarks.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Estimated amortization expense for each of the next fiscal years is as follows (in thousands):

Fiscal year	Amount
2020 (balance of year)	$7,083
2021	7,011
2022	5,691
2023	5,243
2024	4,880
Thereafter	27,398
Total	$57,306
10. Goodwill
Changes in goodwill were as follows (in thousands):

Nine Months Ended September 26, 2020
Goodwill, beginning of period	$22,350
Increase from business combinations	56,427
Foreign currency translation adjustment	1,443
Goodwill, end of period	$80,220
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
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of September 26, 2020, the weighted-average discount rate used by the Company for all operating leases was approximately 2.7%.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows (in thousands):

	Balance sheet classification	September 26, 2020	December 28, 2019
Lessee ROU assets	Other non-current assets	$26,825	$19,137

Lessee current lease liabilities	Other current liabilities	4,957	4,653
Lessee non-current lease liabilities	Other non-current liabilities	23,600	15,834
Total operating lease liabilities		$28,557	$20,487
The weighted-average remaining lease term for the Company’s operating leases was 7.7 years as of September 26, 2020.
As of September 26, 2020, estimated future operating lease payments for each of the following fiscal years were as follows (in thousands):

Fiscal year	Amount
2020 (balance of year)	$1,372
2021	5,532
2022	4,417
2023	4,132
2024	3,175
Thereafter(1)	13,158
Total	31,786
Imputed interest	(3,229)
Present value	$28,557
______________
(1)     Includes optional renewal period for certain leases.
Lease costs consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating lease costs	$1,776	$1,717	$5,188	$5,170
Short-term lease costs	—	—	1	12
Sublease income	—	(52)	—	(156)
Total lease costs	$1,776	$1,665	$5,189	$5,026
12. Other Non-Current Assets
Other assets, long-term consist of the following (in thousands):

	September 26, 2020	December 28, 2019
Lessee ROU assets	$26,825	$19,137
Strategic investments	7,950	6,475
Prepaid deposits	3,616	3,022
Restricted cash, non-current(1)	154	157
Total other non-current assets	$38,545	$28,791
______________
(1)     Restricted cash, non-current is generally related to collateral for certain lease deposits or other bank guarantees.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
13. Deferred Revenue and Other Contract Liabilities
Deferred revenue and other contract liabilities consist of the following (in thousands):

	September 26, 2020	December 28, 2019
Deferred revenue	$31,588	$13,998
Accrued rebates and allowances	11,389	8,436
Accrued customer reimbursements	5,294	5,739
Total deferred revenue and other contract liabilities	48,271	28,173
Less: Non-current portion of deferred revenue	(3,729)	(2,234)
Deferred revenue and other contract liabilities - current	$44,542	$25,939
Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize the revenue. These amounts primarily relate to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements and maintenance agreements.
Changes in deferred revenue were as follows (in thousands):

Nine Months Ended September 26, 2020
Deferred revenue, beginning of the period	$13,998
Increase from business combinations	10,064
Revenue deferred during the period	20,058
Recognition of revenue deferred in prior periods	(12,532)
Deferred revenue, end of the period	$31,588
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
The following table summarizes the Company’s estimated Unrecognized Contract Revenue as of September 26, 2020 and the future periods within which the Company expects to recognize such revenue.

	Expected Future Revenue By Period (in thousands)
	Less than 1 Year	Between 1-3 Years	Between 3-5 Years	More than 5 Years	Total
Unrecognized contract revenue	$222,527	$359,136	$166,490	$34,935	$783,088
The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially, from those reflected in this table.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
14. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	September 26, 2020	December 28, 2019
Accrued indirect taxes payable	$8,049	$7,545
Accrued expenses	6,545	6,115
Lessee lease liabilities, current	4,957	4,653
Income tax payable	4,391	7,142
Related party payables	3,454	3,024
Accrued warranty	2,843	3,395
Accrued legal fees	2,477	1,839
Accrued donations	541	966
Other	6,567	2,348
Total other current liabilities	$39,824	$37,027
15. Credit Facility
The Company currently maintains a credit facility with various lenders that provides for up to $150.0 million of unsecured borrowings, with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity up to $550.0 million in the future with such lenders and additional lenders, as required. The credit facility also provides for a sublimit of up to $25.0 million for the issuance of letters of credit and a sublimit of $75.0 million for borrowings in specified foreign currencies. All unpaid principal under the credit facility will become due and payable on December 17, 2023. Proceeds from the credit facility are expected to be used for general corporate, capital investment and working capital needs. As of September 26, 2020 and December 28, 2019, the credit facility had no outstanding draws and $1.9 million and $1.7 million of outstanding letters of credit, respectively. The Company was in compliance with all covenants under the credit facility as of September 26, 2020 and December 28, 2019.
For each of the three months ended September 26, 2020 and September 28, 2019, the Company incurred total interest expense of $0.1 million under the credit facility. For each of the nine months ended September 26, 2020 and September 28, 2019, the Company incurred total interest expense of $0.2 million under the credit facility.
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	September 26, 2020	December 28, 2019
Lessee lease liabilities, non-current	$23,600	$15,834
Income tax payable, non-current	19,245	21,509
Unrecognized tax benefits	15,602	13,184
Deferred tax liabilities	3,190	3,052
Other	3,950	2,456
Total other non-current liabilities	$65,587	$56,035
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
17. Stock Repurchase Program
In July 2018, the Company’s Board of Directors (Board) approved a stock repurchase program, authorizing the Company to purchase up to 5.0 million additional shares of its common stock over a period of up to three years (2018 Repurchase Program). The Company expects to fund the 2018 Repurchase Program through its available cash, cash expected to be generated from future operations, the credit facility and other potential sources of capital. The 2018 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. As of September 26, 2020, 4.7 million shares remained available for repurchase pursuant the 2018 Repurchase Program.
The following table provides a summary of the Company’s stock repurchase activities (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Shares repurchased(1)	—	1	4	208
Average cost per share	$—	$139.91	$164.44	$134.05
Value of shares repurchased	$—	$70	$591	$27,924
______________
(1)     Excludes shares withheld from the shares of its common stock actually issued in connection with the vesting of PSU or RSU awards to satisfy certain U.S. federal and state tax withholding obligations.
18. Stock-Based Compensation
Total stock-based compensation expense for the three months ended September 26, 2020 and September 28, 2019 was $11.9 million and $10.9 million, respectively. Total stock-based compensation expense for the nine months ended September 26, 2020 and September 28, 2019 was $36.4 million and $29.6 million, respectively. As of September 26, 2020, an aggregate of 11.8 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 4.4 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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
(unaudited)
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted-average exercise prices):

	Nine Months Ended September 26, 2020
	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period	5,212	$54.23
Granted	387	186.07
Canceled	(199)	125.70
Exercised	(1,316)	31.17
Options outstanding, end of period	4,084	$70.68
Options exercisable, end of period	2,602	$43.35
Total stock option expense for the three months ended September 26, 2020 and September 28, 2019 was $3.8 million and $3.7 million, respectively. Total stock option expense for the nine months ended September 26, 2020 and September 28, 2019 was $11.9 million and $11.0 million, respectively. As of September 26, 2020, the Company had $45.0 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted-average period of approximately 2.9 years. The weighted-average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock as of September 26, 2020 was 5.8 years. The weighted-average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock as of September 26, 2020, was 4.7 years.
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted-average grant date fair value amounts):

	Nine Months Ended September 26, 2020
	Units	Weighted-Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,797	$96.85
Granted	86	186.57
Canceled	(4)	153.71
Expired	—	—
Vested	(27)	134.78
RSUs outstanding, end of period	2,852	$99.10
Total RSU expense for the three months ended September 26, 2020 and September 28, 2019 was $1.5 million and $0.9 million, respectively. Total RSU expense for the nine months ended September 26, 2020 and September 28, 2019 was $4.0 million and $1.9 million, respectively. As of September 26, 2020, the Company had $21.7 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 4.0 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted-average grant date fair value amounts):

	Nine Months Ended September 26, 2020
	Units	Weighted-Average Grant Date Fair Value
PSUs outstanding, beginning of period	412	$102.22
Granted	97	179.42
Canceled	(7)	122.13
Expired	—	—
Vested	(29)	90.69
PSUs outstanding, end of period	473	$118.47
During the nine months ended September 26, 2020, the Company awarded 97,000 PSUs that will vest three years from the award date, based on the achievement of certain 2022 performance criteria approved by the Board. If earned, the PSUs granted will vest upon achievement of the performance criteria after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 97,000 PSUs or 194,000 shares. Based on management’s estimate of the number of units expected to vest, total PSU expense for the three months ended September 26, 2020 and September 28, 2019 was $6.6 million and $6.3 million, respectively. Based on management’s estimate of the number of units expected to vest, total PSU expense for the nine months ended September 26, 2020 and September 28, 2019 was $20.5 million and $16.7 million, respectively. As of September 26, 2020, the Company had $44.7 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 1.1 years.
Valuation of Stock-Based Award Activity
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Risk-free interest rate	0.2% to 0.3%	1.4%to 1.9%	0.2% to 1.7%	1.4% to 2.6%
Expected term (in years)	5.1	5.2	5.1	5.2
Estimated volatility	32.7% to 33.6%	28.7% to 29.3%	26.9% to 35.5%	28.3% to 30.0%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$66.24	$44.14	$50.39	$42.01
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of September 26, 2020 was $634.3 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of September 26, 2020 was $475.0 million. The aggregate intrinsic value of options exercised during the three months ended September 26, 2020 was $17.9 million. The aggregate intrinsic value of options exercised during the nine months ended September 26, 2020 was $215.4 million.
The fair value of each RSU and PSU award is determined based on the closing price of the Company’s common stock on the grant date, or the modification date, if any.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
19. Non-operating income
Non-operating income consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Interest income	$797	$3,664	$5,120	$10,706
Interest expense	(84)	(82)	(250)	(243)
Realized and unrealized foreign currency gains	647	(856)	1,246	(315)
Other	(3)	(3)	(8)	(10)
Total	$1,357	$2,723	$6,108	$10,138
20. Income Taxes
The Company has provided for income taxes in fiscal year 2020 interim periods based on the estimated effective income tax rate for the complete fiscal year, as adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended September 26, 2020 and September 28, 2019, the Company recorded discrete tax benefits of approximately $3.1 million and $7.0 million, respectively, related to excess tax benefits realized from stock-based compensation. For the nine months ended September 26, 2020 and September 28, 2019, the Company recorded discrete tax benefits of approximately $20.2 million and $13.1 million, respectively, related to excess tax benefits realized from stock-based compensation.
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
As of September 26, 2020, the liability for income taxes associated with uncertain tax positions was approximately $19.3 million. If fully recognized, approximately $17.8 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
21. Commitments and Contingencies
Employee Retirement Savings Plan
The Company sponsors a qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $0.8 million and $0.7 million to the MRSP for the three months ended September 26, 2020 and September 28, 2019, respectively. The Company contributed $2.4 million and $1.9 million to the MRSP for the nine months ended September 26, 2020 and September 28, 2019, respectively. In addition, the Company sponsors various defined contribution plans in certain locations outside of the United States, the contributions to which were not material for any period.
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
Additionally, in the event of a Change in Control prior to a Qualifying Termination, Mr. Kiani’s stock options and any other equity awards will vest in accordance with their terms, but in no event later than in two equal installments on each of the one year and two year anniversaries of the Change in Control, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date. As of September 26, 2020, the expense related to the Award Shares and Cash Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement was approximately $292.9 million.
As of September 26, 2020, the Company had severance plan participation agreements with eight executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months’ advance notice of their resignation under certain circumstances.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $162.1 million of purchase commitments as of September 26, 2020, which are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies, and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of September 26, 2020, the Company had approximately $2.6 million in outstanding unsecured bank guarantees.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of September 26, 2020, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash in time deposits with major financial institutions. As of September 26, 2020, the Company had $719.1 million of bank balances, including short terms investments and restricted cash, of which $4.4 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended September 26, 2020 and September 28, 2019, revenue from sales to customers that are members of GPOs approximated 48.1% and 56.0% of total product revenue, respectively. During the nine months ended September 26, 2020 and September 28, 2019, revenue from sales to customers that are members of GPOs approximated 49.6% and 56.3% of total product revenue, respectively.
For the three months ended September 26, 2020, the Company had sales through two just-in-time distributors that represented 11.0% and 9.3% of total product revenue, respectively. For the three months ended September 28, 2019, the Company had sales through the same two just-in-time distributors that represented 10.6% and 12.6% of total product revenue, respectively.
For the nine months ended September 26, 2020, the Company had sales through two just-in-time distributors that represented 11.2% and 10.0% of total product revenue, respectively. For the nine months ended September 28, 2019, the Company had sales through the same two just-in-time distributors that represented 11.0% and 13.2% of total product revenue, respectively.
As of September 26, 2020 and December 28, 2019, one customer represented 6.9% and 19.0%, respectively, of the Company’s accounts receivable balance. The receivable balances related to such customer are fully secured by letters of credit.
Litigation
During the third quarter of fiscal year 2017, the Company became aware that certain amounts had been paid by a foreign government customer to the Company’s former appointed foreign agent in connection with a foreign government tender, but had not been remitted by such agent to the Company in accordance with the agency agreement. On December 28, 2017, the Company initiated arbitration proceedings against this foreign agent after unsuccessful attempts to recover such remittances. As a result, the Company recorded a net charge of approximately $10.5 million during the fourth quarter of fiscal year 2017 in connection with this dispute, of which $2.0 million was recovered during the year ended December 28, 2019. An arbitration hearing was held on February 11, 2019. On July 8, 2019, the arbitrator awarded the Company $10.5 million in damages, fees and costs. On January 12, 2020, the Company received notice that bankruptcy restructuring proceedings had been initiated for the foreign agent. The Company filed its claim with the bankruptcy trustee on January 16, 2020. In July 2020, the Company was notified that a bankruptcy reorganization proposal had been submitted for voting by creditors in August 2020. The reorganization proposal was rejected by a vote of the creditors on August 26, 2020. On October 22, 2020, the Company filed a petition seeking to enforce the arbitration award. Although the Company intends to vigorously pursue the collection of the arbitration award, there is no guarantee that the Company will be successful in these efforts.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
On November 21, 2019, the District Court issued an order denying the plaintiffs’ motion for class certification and granting in part and denying in part the Company’s motion for summary judgment, and deferring ruling on the plaintiffs’ motion for summary judgment. On December 5, 2019, the plaintiffs filed a petition for permission to appeal the order denying class certification, which was denied on January 24, 2020. Trial of the individual plaintiffs’ claims was scheduled for June 2, 2020, but on April 1, 2020, the District Court vacated the trial date and directed the parties to conduct an in-person mediation. The mediation has not occurred and no new trial date has been set. On July 13, 2020, the District Court issued an order granting in part and denying in part the plaintiffs’ motion for summary judgment. The Company believes it has good and substantial defenses to the claims, but there is no guarantee that the Company will prevail. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying condensed consolidated financial statements.
On January 9, 2020, the Company filed a complaint against Apple Inc. (Apple) in the U.S. District Court for the Central District of California for infringement of a number of patents, for trade secret misappropriation, and for ownership and correction of inventorship of a number of Apple patents listing one of its former employees as an inventor. On March 25, 2020, the Company filed a first amended complaint, and on July 24, 2020, the Company filed a second amended complaint. On August 14, 2020, Apple filed a partial motion to dismiss the trade secrets claim. The District Court granted the motion to dismiss on October 13, 2020, with leave to amend the trade secrets claim within 30 days. Apple filed petitions for Inter Partes Review of the asserted patents in the U.S. Patent and Trademark Office (PTO). The PTO has not yet acted on the petitions. On October 14, 2020, the District Court stayed the patent infringement claims pending completion of the Inter Partes review proceedings. The Company is seeking damages, injunctive relief, and declaratory judgment regarding ownership of the Apple patents. Although the Company intends to vigorously pursue all of its legal remedies, there is no guarantee that the Company will be successful in these efforts.
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
The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 26, 2020		September 28, 2019		September 26, 2020		September 28, 2019
Geographic area by destination:
United States (U.S.)	$186,919	67.2%	$157,646	68.9%	$571,158	67.3%	$469,827	68.2%
Europe, Middle East and Africa	54,257	19.5	42,356	18.5	176,781	20.8	136,234	19.8
Asia and Australia	27,583	9.9	22,721	9.9	73,155	8.6	62,524	9.1
North and South America (excluding the U.S.)	9,353	3.4	6,193	2.7	27,596	3.3	20,389	2.9
Total product revenue	$278,112	100.0%	$228,916	100.0%	$848,690	100.0%	$688,974	100.0%

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The Company’s consolidated long-lived assets (tangible non-current assets) by geographic area are (in thousands, except percentages):

	September 26, 2020		December 28, 2019
Long-lived assets by geographic area:
United States	$238,525	89.1%	$216,650	98.5%
International	29,299	10.9	3,276	1.5
Total long-lived assets	$267,824	100.0%	$219,926	100.0%

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
In March 2020, we announced 510(k) clearance for continuous RRp® (respiration rate from the photoplethysmograph) monitoring of adult and pediatric patients with Rad-97®, Radical-7® and Radius-7® Pulse Co-Oximeters®. With this clearance, both continuous and spot-check RRp® are now available in the U.S., supported in a variety of pulse oximetry sensors and configurations, including a non-cabled, tetherless, wearable Radius PPG™.
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
Additionally, in June 2020, we announced Centroid™, a wearable wireless patient orientation, activity and respiration rate sensor, with 510(k) clearance. Centroid™ helps clinicians monitor a patient’s position to avoid preventable pressure ulcers and can alert clinicians to sudden movements such as fall-like events. In addition, Centroid™ detects chest movements to continuously provide respiration rate, providing clinicians with additional data that may inform care decisions.
Furthermore, in June 2020, we announced Bridge™, an opioid withdrawal solution that uses neuromodulation to aid in the reduction of symptoms associated with opioid withdrawal. Bridge™, which has been granted a 510(k) de novo classification, is the first evidence-based, drug-free, non-surgical device of its kind.
In July 2020, we announced our latest automation and connectivity solution, UniView: 60™. UniView: 60™ uses the Masimo Hospital Automation™ platform to aggregate and display pertinent patient information on a digital display just outside each patient’s room, allowing clinicians to familiarize themselves with the most relevant details of each patient’s case at the door in 60 seconds or less before they see the patient.
In August 2020, we announced that PlethVariability Index (PVi®) has received 510(k) clearance as a continuous, noninvasive, dynamic indicator of fluid responsiveness in select populations of mechanically ventilated adult patients. PVi® is a measure of the dynamic changes in perfusion index that occur during the respiratory cycle.
Also in August 2020, we announced that O3® Regional Oximetry has received 510(k) clearance for expanded use in monitoring somatic tissue oxygenation saturation in all patient populations and monitoring relative changes in hemoglobin, oxyhemoglobin, and deoxyhemoglobin in adult brains. With this 510(k) clearance, O3® Regional Oximetry is now indicated for use in both cerebral and somatic applications, both in the U.S. and in CE Mark countries, for all patient populations.
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
Given the uncertainties related to the COVID-19 pandemic, we cannot predict how long such increased product demand or any resulting changes in our product mix will continue. In addition, this increase in current demand could result in potential reductions in future demand if there has been overbuying of our products as our customers consume their excess inventory. Furthermore, we continue to be exposed to potential disruptions to our manufacturing operations, disruptions in the supply of critical manufacturing components and in our workforce as circumstances surrounding the global impact of the COVID-19 pandemic continue to change. Please see “Risks Related to Our Revenues” and “Risks Related to our Business and Operations” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information on potential negative impacts to us resulting from the COVID-19 pandemic.

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

	Three Months Ended				Nine Months Ended
	September 26, 2020	Percentage of Revenue	September 28, 2019	Percentage of Revenue	September 26, 2020	Percentage of Revenue	September 28, 2019	Percentage of Revenue
Revenue:
Product	$278,112	100.0%	$228,916	100.0%	$848,690	100.0%	$688,974	99.8%
Royalty and other revenue	—	—	95	—	—	—	1,353	0.2
Total revenue	278,112	100.0	229,011	100.0	848,690	100.0	690,327	100.0
Cost of goods sold	99,186	35.7	72,743	31.8	292,551	34.5	228,078	33.0
Gross profit	178,926	64.3	156,268	68.2	556,139	65.5	462,249	67.0
Operating expenses:
Selling, general and administrative	90,376	32.5	80,354	35.1	278,714	32.8	232,718	33.7
Research and development	28,852	10.4	24,282	10.6	86,971	10.2	69,872	10.1
Litigation awards	—	—	—	—	(474)	(0.1)	—	—
Total operating expenses	119,228	42.9	104,636	45.7	365,211	43.0	302,590	43.8
Operating income	59,698	21.5	51,632	22.5	190,928	22.5	159,659	23.1
Non-operating income	1,357	0.5	2,723	1.2	6,108	0.7	10,138	1.5
Income before provision for income taxes	61,055	22.0	54,355	23.7	197,036	23.2	169,797	24.6
Provision for income taxes	11,650	4.2	5,270	2.3	27,403	3.2	26,502	3.8
Net income	$49,405	17.8%	$49,085	21.4%	$169,633	20.0%	$143,295	20.8%

Comparison of the Three Months ended September 26, 2020 to the Three Months ended September 28, 2019
Revenue. Total revenue increased $49.1 million, or 21.4%, to $278.1 million for the three months ended September 26, 2020 from $229.0 million for the three months ended September 28, 2019. The following table details our total product revenues by the geographic area to which the products were shipped for each of the three months ended September 26, 2020 and September 28, 2019 (dollars in thousands):

	Three Months Ended
	September 26, 2020		September 28, 2019		Increase/ (Decrease)	Percentage Change
United States (U.S.)	$186,919	67.2%	$157,646	68.9%	$29,273	18.6%
Europe, Middle East and Africa	54,257	19.5	42,356	18.5	11,901	28.1
Asia and Australia	27,583	9.9	22,721	9.9	4,862	21.4
North and South America (excluding the U.S.)	9,353	3.4	6,193	2.7	3,160	51.0
Total product revenue	$278,112	100.0%	$228,916	100.0%	$49,196	21.5%
Royalty and other revenue	—		95		(95)	(100.0)
Total revenue	$278,112		$229,011		$49,101	21.4%
Product revenues increased $49.2 million, or 21.5%, to $278.1 million for the three months ended September 26, 2020, compared to $228.9 million for the three months ended September 28, 2019. This increase was primarily due to higher revenue from monitors, consumables and boards, a portion of which we believe is related to continued increased demand for our products due to the global COVID-19 pandemic, as well as the impact of approximately $0.8 million of favorable foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. During the three months ended September 26, 2020, we shipped approximately 151,700 noninvasive technology boards and instruments, an increase of 91,000 units, or 149.9%, from 60,700 units shipped during the three months ended September 28, 2019.
Product revenue generated through our direct and distribution sales channels increased $21.3 million, or 10.8%, to $219.3 million for the three months ended September 26, 2020, compared to $198.0 million for the three months ended September 28, 2019. Revenues from our OEM channel increased $27.9 million, or 90.3%, to $58.8 million for the three months ended September 26, 2020 as compared to $30.9 million for the three months ended September 28, 2019.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the three months ended September 26, 2020 and September 28, 2019 was as follows (dollars in thousands):

	Three Months Ended
	September 26, 2020	Gross Profit Percentage	September 28, 2019	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product gross profit	$178,926	64.3%	$156,210	68.2%	$22,716	14.5%
Royalty and other revenue gross profit	—	—	58	61.1	(58)	(100.0)
Total gross profit	$178,926	64.3%	$156,268	68.2%	$22,658	14.5%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $26.4 million for the three months ended September 26, 2020, compared to the three months ended September 28, 2019, primarily due to higher material and manufacturing costs associated with the increase in product sales volumes, product mix, and increased manufacturing complexity associated with the impact of COVID-19.
Product gross margins decreased to 64.3% for the three months ended September 26, 2020, compared to 68.2% for the three months ended September 28, 2019, primarily due to unfavorable product mix associated with the increase in board and monitor sales and increased manufacturing complexity associated with the impact of COVID-19.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended September 26, 2020 and September 28, 2019 were as follows (dollars in thousands):

Selling, General and Administrative
Three Months Ended September 26, 2020	Percentage of Net Revenues	Three Months Ended September 28, 2019	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$90,376	32.5%	$80,354	35.1%	$10,022	12.5%
Selling, general and administrative expenses increased $10.0 million, or 12.5%, for the three months ended September 26, 2020, compared to the three months ended September 28, 2019. This increase was primarily attributable to higher advertising and marketing-related costs of approximately $7.6 million, higher legal and professional fees of $2.8 million, and higher compensation and other employee-related costs of approximately $2.6 million, which were partially offset by a reduction in travel costs of approximately $3.3 million. Approximately $8.7 million and $8.4 million of stock-based compensation expense was included in selling, general and administrative expenses for the three months ended September 26, 2020 and September 28, 2019, respectively.
Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended September 26, 2020 and September 28, 2019 were as follows (dollars in thousands):

Research and Development
Three Months Ended September 26, 2020	Percentage of Net Revenues	Three Months Ended September 28, 2019	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$28,852	10.4%	$24,282	10.6%	$4,570	18.8%
Research and development expenses increased $4.6 million, or 18.8%, for the three months ended September 26, 2020, compared to the three months ended September 28, 2019, primarily due to higher compensation and employee-related costs of approximately $3.6 million and higher equipment and supplies related costs of $0.5 million. Approximately $3.1 million and $2.3 million of stock-based compensation expense was included in research and development expenses for the three months ended September 26, 2020 and September 28, 2019, respectively.
Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating income for the three months ended September 26, 2020 and September 28, 2019 was as follows (dollars in thousands):

Non-operating Income
Three Months Ended September 26, 2020	Percentage of Net Revenues	Three Months Ended September 28, 2019	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$1,357	0.5%	$2,723	1.2%	$(1,366)	(50.2)%
Non-operating income decreased by $1.4 million for the three months ended September 26, 2020, compared to the three months ended September 28, 2019, primarily due to lower interest yields realized on our invested cash and short-term investments of approximately $2.9 million, partially offset by net realized and unrealized gains on foreign currency denominated transactions of approximately $1.5 million.
Provision for Income Taxes. Our provision for income taxes for the three months ended September 26, 2020 and September 28, 2019 was as follows (dollars in thousands):

Provision for Income Taxes
Three Months Ended September 26, 2020	Percentage of Net Revenues	Three Months Ended September 28, 2019	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$11,650	4.2%	$5,270	2.3%	$6,380	121.1%

For the three months ended September 26, 2020, we recorded a provision for income taxes of approximately $11.7 million, or an effective tax provision rate of 19.1%, as compared to a provision for income taxes of approximately $5.3 million, or an effective tax provision rate of 9.7%, for the three months ended September 28, 2019. The increase in our effective tax rate for the three months ended September 26, 2020 resulted primarily from a decrease in the amount of excess tax benefits realized from stock-based compensation of approximately $3.9 million compared to the three months ended September 28, 2019.
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
Comparison of the Nine Months ended September 26, 2020 to the Nine Months ended September 28, 2019
Revenue. Total revenue increased $158.4 million, or 22.9%, to $848.7 million for the nine months ended September 26, 2020 from $690.3 million for the nine months ended September 28, 2019. The following table details our total product revenues by the geographic area to which the products were shipped for each of the nine months ended September 26, 2020 and September 28, 2019 (dollars in thousands):

	Nine Months Ended
	September 26, 2020		September 28, 2019		Increase/ (Decrease)	Percentage Change
United States (U.S.)	$571,158	67.3%	$469,827	68.2%	$101,331	21.6%
Europe, Middle East and Africa	176,781	20.8	136,234	19.8	40,547	29.8
Asia and Australia	73,155	8.6	62,524	9.1	10,631	17.0
North and South America (excluding the U.S.)	27,596	3.3	20,389	2.9	7,207	35.3
Total product revenue	$848,690	100.0%	$688,974	100.0%	$159,716	23.2%
Royalty and other revenue	—		1,353		(1,353)	(100.0)
Total revenue	$848,690		$690,327		$158,363	22.9%
Product revenue increased $159.7 million, or 23.2%, to $848.7 million for the nine months ended September 26, 2020 from $689.0 million for the nine months ended September 28, 2019. This increase was primarily due to higher revenue from consumables, monitors and boards. Partially offsetting these increases was the impact of approximately $2.4 million of unfavorable foreign exchange rate movements from the prior year period that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. During the nine months ended September 26, 2020, we shipped approximately 389,400 noninvasive technology boards and instruments, an increase of 204,600 units, or 110.7%, from 184,800 units shipped during the nine months ended September 28, 2019.
Product revenue generated through our direct and distribution sales channels increased $96.7 million, or 16.1%, to $698.0 million for the nine months ended September 26, 2020, compared to $601.3 million for the nine months ended September 28, 2019. Revenues from our OEM channel increased $63.1 million, or 71.9%, to $150.7 million for the nine months ended September 26, 2020 as compared to $87.7 million for the nine months ended September 28, 2019.
Royalty and other revenue decreased by $1.4 million for the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019, primarily due to lower royalties from Medtronic as a result of the expiration of their obligation to pay us royalties after October 6, 2018. We received our final royalty payment from Medtronic during the three months ended March 30, 2019.

Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the nine months ended September 26, 2020 and September 28, 2019 was as follows (dollars in thousands):

	Nine Months Ended
	September 26, 2020	Gross Profit Percentage	September 28, 2019	Gross Profit Percentage	Increase/ (Decrease)	Percentage Change
Product gross profit	$556,139	65.5%	$461,032	66.9%	$95,107	20.6%
Royalty and other revenue gross profit	—	—	1,217	89.9	(1,217)	(100.0)
Total gross profit	$556,139	65.5%	$462,249	67.0%	$93,890	20.3%
Cost of goods sold increased $64.5 million for the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019, primarily due to higher material and manufacturing costs associated with the increase in product sales volume and increased manufacturing complexity associated with the impact of COVID-19.
Product gross margins decreased to 65.5% for the nine months ended September 26, 2020 compared to 66.9% for the nine months ended September 28, 2019, primarily due to unfavorable product mix associated with the increase in monitor and board sales and increased manufacturing complexity associated with the impact of COVID-19. Royalty and other revenue gross profit decreased by $1.2 million for the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019, primarily due to lower royalties from Medtronic as a result of the expiration of their obligation to pay us royalties after October 6, 2018.
Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 26, 2020 and September 28, 2019 were as follows (dollars in thousands):

Selling, General and Administrative
Nine Months Ended September 26, 2020	Percentage of Net Revenues	Nine Months Ended September 28, 2019	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$278,714	32.8%	$232,718	33.7%	$45,996	19.8%
Selling, general and administrative expenses increased $46.0 million, or 19.8%, for the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019. This increase was primarily attributable to higher compensation and other employee-related costs of approximately $22.8 million, higher advertising and marketing-related costs of approximately $16.3 million, higher legal and professional fees of approximately $8.8 million and higher contributions and donations of approximately $3.5 million; which were partially offset by a reduction in travel-related costs of approximately $7.3 million. Stock-based compensation expense of approximately $27.4 million and $23.0 million was included in selling, general and administrative expenses for the nine months ended September 26, 2020 and September 28, 2019, respectively.
Research and Development. Research and development expenses for the nine months ended September 26, 2020 and September 28, 2019 were as follows (dollars in thousands):

Research and Development
Nine Months Ended September 26, 2020	Percentage of Net Revenues	Nine Months Ended September 28, 2019	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$86,971	10.2%	$69,872	10.1%	$17,099	24.5%
Research and development expenses increased $17.1 million, or 24.5%, for the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019, primarily due to higher compensation-related costs of approximately $13.5 million, higher professional service fees of $1.3 million, higher equipment and supplies related costs of $0.7 million and higher occupancy costs of approximately $0.7 million. Approximately $8.4 million and $6.3 million of stock-based compensation expense was included in research and development expenses for the nine months ended September 26, 2020 and September 28, 2019, respectively.

Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating income for the nine months ended September 26, 2020 and September 28, 2019 was as follows (dollars in thousands):

Non-operating Income
Nine Months Ended September 26, 2020	Percentage of Net Revenues	Nine Months Ended September 28, 2019	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$6,108	0.7%	$10,138	1.5%	$(4,030)	(39.8)%
Non-operating income decreased by $4.0 million for the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019, primarily due to lower interest yields realized on our invested cash and short-term investments of approximately $5.6 million, partially offset by net realized and unrealized gains on foreign currency denominated transactions of approximately $1.6 million.
Provision for Income Taxes. Our provision for income taxes for the nine months ended September 26, 2020 and September 28, 2019 was as follows (dollars in thousands):

Provision for Income Taxes
Nine Months Ended September 26, 2020	Percentage of Net Revenues	Nine Months Ended September 28, 2019	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$27,403	3.2%	$26,502	3.8%	$901	3.4%
For the nine months ended September 26, 2020, we recorded a provision for income taxes of approximately $27.4 million, or an effective tax rate of 13.9%, as compared to a provision for income taxes of approximately $26.5 million, or an effective tax rate of 15.6%, for the nine months ended September 28, 2019. The decrease in our tax rate for the nine months ended September 26, 2020 resulted primarily from an increase in the amount of excess tax benefits realized from stock-based compensation of approximately $7.1 million as compared to the nine months ended September 28, 2019.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, short-term investments, future funds expected to be generated from operations and available borrowing capacity under our credit facility. As of September 26, 2020, we had approximately $926.2 million in working capital, approximately $669.1 million in cash and cash equivalents, approximately $50.0 million in short-term investments and approximately $148.1 million of available borrowing capacity (net of outstanding letters of credit) under our credit facility. We carry short-term investments at cost, which approximates fair value.
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of September 26, 2020, we had cash totaling $77.8 million held outside of the U.S., of which approximately $51.5 million was accessible without additional tax cost and approximately $26.3 million was accessible at an incremental estimated tax cost of up to $0.2 million. We currently have sufficient funds on-hand and available without additional tax cost to fund our global operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
Cash Flows
The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 26, 2020	September 28, 2019
Net cash provided by (used in):
Operating activities	$146,545	$151,416
Investing activities	(80,840)	(184,221)
Financing activities	38,954	(5,341)
Effect of foreign currency exchange rates on cash	(294)	(983)
Increase (decrease) in cash, cash equivalents and restricted cash	$104,365	$(39,129)

Operating Activities. Cash provided by operating activities was approximately $146.5 million for the nine months ended September 26, 2020, generated primarily from net income from operations of $169.6 million. Non-cash activity included stock-based compensation of $36.4 million and depreciation and amortization of $21.2 million. Additional sources of cash included an increase in accounts payable, deferred revenue and other contract-related liabilities, accrued liabilities and accrued compensation of $31.8 million, $10.0 million, $4.7 million and $3.7 million, respectively. These sources of cash were partially offset by other changes in operating assets and liabilities, including a decrease in income tax payable of approximately $2.8 million, an increase in inventory of approximately $86.8 million, an increase in other current assets of approximately $23.5 million, an increase in accounts receivable of approximately $9.5 million, primarily due to the timing of cash receipts, and an increase in lease receivable of approximately $6.3 million.
For the nine months ended September 28, 2019, cash provided by operating activities was approximately $151.4 million, generated primarily from net income from operations of $143.3 million. Non-cash activity included stock-based compensation of $29.6 million, and depreciation and amortization of $17.6 million. Additional sources of cash included a decrease in deferred costs and other contract assets of approximately $8.9 million and an increase in deferred revenue and other contract-related liabilities of approximately $6.8 million and an increase in income tax payable of $3.4 million, primarily due to the timing of payments. These sources of cash were partially offset by other changes in operating assets and liabilities, including an increase in accounts receivable of approximately $21.7 million, primarily due to the timing of cash receipts, an increase in inventory of approximately $15.2 million and increases in other current assets and lease receivable of approximately $12.1 million and $9.4 million, respectively, primarily due to the timing of payments.
Investing Activities. Cash used in investing activities for the nine months ended September 26, 2020 was approximately $80.8 million, consisting primarily of approximately $78.3 million for business combinations, $60.0 million for purchases of property and equipment, $6.8 million for strategic investments and $5.8 million of capitalized intangible asset costs related primarily to patent and trademark costs, which were partially offset by cash provided by net maturities of short-term investments of approximately $70.0 million.
For the nine months ended September 28, 2019, cash used in investing activities was approximately $184.2 million, consisting of approximately $120.0 million for purchases of short-term investments, $56.1 million for purchases of property and equipment, approximately $5.2 million for purchases of strategic investments and approximately $3.0 million of capitalized intangible asset costs related primarily to patent and trademark costs.
Financing Activities. Cash provided by financing activities for the nine months ended September 26, 2020 was approximately $39.0 million, consisting primarily of proceeds from the issuance of common stock related to employee equity awards of approximately $41.0 million, which was partially offset by the withholding of shares for employee payroll taxes for vested equity awards of approximately $1.4 million and repurchases of our common stock of approximately $0.6 million. For the nine months ended September 28, 2019, cash used in financing activities was approximately $5.3 million, consisting primarily of repurchases of our common stock of approximately $27.9 million, which was partially offset by proceeds from the issuance of common stock related to employee equity awards of approximately $22.7 million.
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

Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we engaged in these relationships. As of September 26, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
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
As a result of certain acquisitions during the nine months ended September 26, 2020, we are updating our list of the most significant accounting policies for purposes of fully understanding and evaluating our reported financial results to include “Business Combinations” as follows:
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
Other Critical Accounting Policies
There have been no material changes to any of our other critical accounting policies during the nine months ended September 26, 2020. For a description of these critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, which was filed with the SEC on February 19, 2020.
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

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and short-term investments, as well as the increase or decrease in the amount of interest expense we must pay with respect to any outstanding debt instruments. We do not believe our cash, cash equivalents and short-term investments are subject to significant interest rate risk due to the short-term periods such amounts are invested. As of September 26, 2020, the carrying value of our cash equivalents and short-term investments approximated fair value. We currently do not have any significant risks associated with interest rates fluctuations related to interest expense. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Therefore, declines in interest rates over time will reduce our interest income while increases in interest rates will increase our interest income. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments and interest income by approximately $0.1 million for each $10.0 million in interest-bearing investments.
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
Our primary foreign currency exchange rate exposures are with the Australian Dollar, the British Pound, Canadian Dollar, Euro, Japanese Yen, South Korean Won, Mexican Peso and Swedish Krona. Foreign currency exchange rates may experience significant volatility from one period to the next. Specifically, during the nine months ended September 26, 2020, we estimate fluctuations in the exchange rates between the U.S. Dollar and other foreign currencies, including the Euro, the Australian Dollar, the Canadian Dollar, and the South Korean Won, adversely impacted our revenues by $2.4 million.
We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of September 26, 2020 would have resulted in an estimated reduction of $2.9 million in reported pre-tax income for the nine months ended September 26, 2020. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
During the quarter ended September 26, 2020, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The degree of market acceptance of these products will depend on a number of factors, including:
•perceived clinical benefits from our products;
•perceived cost effectiveness of our products;
•perceived safety and effectiveness of our products;
•reimbursement available through government and private healthcare programs for using some of our products; and
•introduction and acceptance of competing products or technologies.
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
Since 1998, we have been a party to a cross-licensing agreement with Cercacor, (as amended, the Cross-Licensing Agreement), under which we granted Cercacor:
•an exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® technology owned by us, including all improvements to this technology, for the monitoring of non-vital signs parameters and to develop and sell devices incorporating Masimo SET® for monitoring non-vital signs parameters in any product market in which a product is intended to be used by a patient or pharmacist rather than by a professional medical caregiver, which we refer to as the Cercacor Market; and
•a non-exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® technology owned by us for measurement of vital signs in the Cercacor Market.
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
Continuing technological advances and new product introductions within the medical device industry place our products at risk of obsolescence. For example, in September 2020, Apple, Inc. announced that its Apple Watch Series 6 includes a pulse oximetry monitoring feature, which may compete with certain of our existing products and products in development, including the consumer versions of our iSpO2® and MightySat® pulse oximeters. Our long-term success depends upon the development and successful commercialization of new products, new or improved technologies and additional applications for our existing technologies. The research and development process is time-consuming and costly and may not result in products or applications that we can successfully commercialize. In particular, we may not be able to successfully commercialize our products for applications other than arterial blood oxygen saturation and pulse rate monitoring, such as for respiration rate, hemoglobin, carboxyhemoglobin and methemoglobin monitoring. In addition, we may not be able to develop and successfully commercialize new products and technologies that we acquire. For example, in March 2020, we acquired TNI® and added TNI softFlow® technology to our product portfolio. As this is our first therapeutic product, we may not be able to successfully commercialize the TNI softFlow® technology for respiratory support applications.

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
These negotiated prices are made available to a GPO’s members. If we are not one of the providers selected by a GPO, the GPO’s members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. Shipments of our pulse oximetry products to customers that are members of GPOs represent approximately 75% of our U.S. product sales. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
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
We have a concentration of OEM, distribution and direct customers. For example, sales to two just-in-time distributors each represented 10% or more of our product sales for the nine months ended September 26, 2020. We cannot provide any assurances that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results.
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
Our royalty and other revenue has historically consisted primarily of royalties received from Medtronic plc (Medtronic) related to its U.S. sales, and more recently, revenue from non-recurring engineering (NRE) services for a certain OEM customer. However, Medtronic is no longer required to pay us royalties and we have completed the majority of our contracted NRE services. We have not replaced this royalty and NRE services revenue with similar revenues, and such loss of revenue had an adverse effect on our results of operations for the three and nine months ended September 26, 2020.
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
Searching for existing intellectual property rights may not reveal important intellectual property and our competitors may also have filed for patent protection, which may not be publicly-available information, or claimed trademark rights that have not been revealed through our searches. In addition, some of our employees were previously employed at other medical device companies. We may be subject to claims that our employees have disclosed, or that we have used, trade secrets or other proprietary information of our employees’ former employers. Our efforts to identify and avoid infringing on third parties’ intellectual property rights may not always be successful. Any claims of patent or other intellectual property infringement against us, even those without merit, could:
•be expensive and time-consuming to defend and result in payment of significant damages to third parties;
•force us to stop making or selling products that incorporate the intellectual property;
•require us to redesign, reengineer or rebrand our products, product candidates and technologies;
•require us to enter into royalty agreements that would increase the costs of our products;
•require us to indemnify third parties pursuant to contracts in which we have agreed to provide indemnification for intellectual property infringement claims;
•divert the attention of our management and other key employees; and

•result in our customers or potential customers deferring or limiting their purchase or use of the affected products impacted by the claims until the claims are resolved;
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
Risks Related to Our Regulatory Environment
*Our failure to obtain and maintain FDA clearances or approvals on a timely basis, or at all, would prevent us from commercializing our current, upgraded or new products in the U.S., which could severely harm our business.
Unless an exemption applies, each medical device that we market in the U.S. must first undergo premarket review pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA) by receiving clearance of a 510(k) premarket notification, receiving clearance through the de novo review process or obtaining approval of a premarket approval (PMA) application. Even if regulatory clearance or approval of a product is granted, the U.S. Food and Drug Administration (FDA) may clear or approve our products only for limited indications for use. Additionally, the FDA may not grant 510(k) clearance on a timely basis, if at all, for new products or new uses that we propose for Masimo SET® or licensed rainbow® technology.
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
We sell consumer versions of our iSpO2® and MightySat® pulse oximeters that are not intended for medical use. Some of our products or product features may not be subject to the 510(k) process and/or other regulatory requirements in accordance with specific FDA guidance and policies, such as the FDA guidance related to mobile medical applications. In addition, some of our products or product features may not be subject to device regulation pursuant to Section 520(o) of the FDCA, which excludes certain software functions from the statutory definition of a device. In addition, we may market certain products pursuant to enforcement discretion policies the FDA has recently announced to address the need for these products as a result of the COVID-19 pandemic. Such policies only remain in effect during the public health emergency, such that we will need to seek clearance or approval of such products to continue marketing these products at the end of the COVID-19 pandemic. If the FDA changes its policies or concludes that our marketing of these products is not in accordance with its current policies and/or Section 520(o) of the FDCA, we may be required to seek clearance or approval of these devices through the 510(k), de novo or PMA processes.
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
Failure by us or one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies or failure to adequately respond to any FDA Form 483 observations, any California Food and Drug Branch notices of violation or any similar reports could result in, among other things, any of the following:
•warning letters or untitled letters issued by the FDA;
•fines, civil penalties, in rem forfeiture proceedings, injunctions, consent decrees and criminal prosecution;
•import alerts;
•unanticipated expenditures to address or defend such actions;
•delays in clearing or approving, or refusal to clear or approve, our products;
•withdrawals or suspensions of clearance or approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies;
•product recalls or seizures;
•orders for physician notification or device repair, replacement or refund;
•interruptions of production or inability to export to certain foreign countries; and
•operating restrictions.
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
We have made modifications to our devices in the past and we may make additional modifications in the future. Any modification to a device that is cleared by the FDA that could significantly affect its safety or effectiveness or that could constitute a major change in its intended use would require a new clearance or approval and certain modifications to devices cleared or approved by foreign regulatory authorities may also require a new clearance or approval. We may not be able to obtain such clearances or approvals in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would have an adverse effect on our business, financial condition and results of operations.
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
Healthcare fraud and abuse laws potentially applicable to our operations include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any bribe, kickback or other remuneration intended to induce the purchase, order or recommendation of an item or service reimbursable under a federal healthcare program (such as the Medicare or Medicaid programs);
•the federal False Claims Act and other federal laws which prohibit, among other things, knowingly and willfully presenting, or causing to be presented, claims for payment from Medicare, Medicaid, other government payers or other third-party payers that are false or fraudulent;
•the Physician Payments Sunshine Act, which requires medical device companies to track and publicly report, with limited exceptions, all payments and transfers of value to physicians and teaching hospitals in the U.S.; and
•state laws analogous to each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by governmental programs and non-governmental third-party payers, including commercial insurers.
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
The COVID-19 pandemic has also led to extreme volatility in capital markets and a decline in interest rates, and has adversely affected, and may continue to adversely affect, the market price of our common stock. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. The extent to which COVID-19 impacts our business and financial results continues to depend on numerous evolving factors that we are not able to accurately predict.
*If our essential employees who are unable to telework become ill or otherwise incapacitated, our operations may be adversely impacted.
As a medical device manufacturer, we believe we fall within a “critical essential infrastructure” sector, specifically the “Healthcare/Public Health” sector, and we are considered exempt under various stay at home/shelter in place orders (Stay at Home Orders), including the California Executive Order N-33-20 dated March 19, 2020. Accordingly, our employees in California and other locations may continue to work because of the importance of our operations to the health and well-being of citizens in the states in which we operate. Consistent with these Stay at Home Orders, we have implemented telework policies wherever possible for appropriate categories of “nonessential” employees. “Essential” employees that are unable to telework continue to work at our facilities. We have implemented a number of safety measures for our facilities, including social distancing, face covering, temperature checking and increased sanitation standards. We are following guidance from the Center for Disease Control and the Occupational Safety and Health Administration regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure, based on the direct threat that such exposure may present to our workforce. While we have developed and implemented, and continue to develop and implement, health and safety guidelines in an effort to try to mitigate the negative impact of COVID-19, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that our employees will not otherwise be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.
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
We currently derive approximately 30% of our net sales from international operations. In addition, we purchase a portion of our raw materials and components from international sources. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations, including those related to conflict minerals. Compliance with such regulations is costly and we could be exposed to potentially significant penalties if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. For example, we have had sales of medical products destined for Iran. Although these activities have not been financially material to our business, financial condition or results of operations, and were undertaken in accordance with general licenses authorizing such activities issued by the U.S. Treasury Department’s Office of Foreign Assets Control, we may not be successful in ensuring compliance with limitation or restrictions on business in Iran or any other countries subject to economic sanctions and embargoes imposed by the United States. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.
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

In addition, our international operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include, but are not limited to:
•the imposition of additional U.S. and foreign governmental controls or regulations;
•the imposition of costly and lengthy new export licensing requirements;
•a shortage of high-quality sales people and distributors;
•the loss of any key personnel that possess proprietary knowledge, or who are otherwise important to our success in certain international markets;
•changes in duties and tariffs, license obligations and other non-tariff barriers to trade;
•the imposition of new trade restrictions;
•the imposition of restrictions on the activities of foreign agents, representatives and distributors;
•compliance with foreign tax laws, regulations and requirements;
•pricing pressure;
•changes in foreign currency exchange rates;
•laws and business practices favoring local companies;
•political instability and actual or anticipated military or political conflicts;
•financial and civil unrest worldwide;
•outbreaks of illnesses, pandemics or other local or global health issues;
•the inability to collect amounts paid by foreign government customers to our appointed foreign agents;
•longer payment cycles, increased credit risk and different collection remedies with respect to receivables; and
•difficulties in enforcing or defending intellectual property rights.
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
Our products are predominantly used in patient care and expose us to product liability claims and product recalls, including, but not limited to, those that may arise from unauthorized off-label use, malfunctions, design flaws or manufacturing defects related to our products or the use of our products with incompatible components or systems. In addition, as we continue to expand our product portfolio, we may enter or create new markets, including consumer markets, that may expose us to additional product liability risks. For example, with the acquisition of TNI® in March 2020, we added TNI softFlow® technology to our product portfolio. While this technology provides efficient, quiet and comfortable respiratory support to patients, it may present increased risk of infection to caregivers.
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
We have acquired several businesses since our inception and we may acquire additional businesses in the future. Future acquisitions may require debt or equity financing, which could be dilutive to our existing stockholders or reduce our earnings per share. Even if we complete acquisitions, there are many factors that could affect whether such acquisition will be beneficial to our business, including, without limitation:
•payment of above-market prices for acquisitions and higher than anticipated acquisition costs;
•issuance of common stock as part of the acquisition price or a need to issue stock options or other equity to newly-hired employees of target companies, resulting in dilution of ownership to our existing stockholders;
•reduced profitability if an acquisition is not accretive to our business over either the short-term or the long-term;
•difficulties in integrating any acquired companies, personnel, products and other assets into our existing business;
•delays in realizing the benefits of the acquired company, products or other assets;
•regulatory challenges;
•cybersecurity and compliance-related issues;
•diversion of our management’s time and attention from other business concerns;
•limited or no direct prior experience in new markets or countries we may enter;
•unanticipated issues dealing with unfamiliar suppliers, service providers or other collaborators of the acquired company;
•higher costs of integration than we anticipated;
•write-downs or impairments of goodwill or other intangible assets associated with the acquired company;
•difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions;
•negative impacts on our relationships with our employees, clients or collaborators;
•litigation or other claims in connection with the acquisition; and
•changes in the overall financial model as certain acquired companies may have a different revenue, gross profit margin or operating expense profile.

Further, our ability to benefit from future acquisitions and/or external strategic investments depends on our ability to successfully conduct due diligence, negotiate acceptable terms, evaluate prospective opportunities and bring acquired technologies and/or products to market at acceptable margins and operating expense levels. For example, in March 2020, we acquired TNI® and added TNI softFlow® technology to our product portfolio. As this is our first therapeutic product, the integration of TNI® and the TNI softFlow® technology may require substantial management time and attention and may divert attention and resources from other important areas, including our existing business and product lines, and we may not be able to sell the TNI softFlow® technology at acceptable margins and operating expense levels. Our failure in any of these tasks could result in unforeseen liabilities associated with an acquired company, acquiring a company on unfavorable terms or selecting and eventually acquiring a suboptimal acquisition target.
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
Our credit agreement dated December 17, 2018 (Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, and Bank of the West, a Lender, contains various affirmative covenants and restrictions that limit our ability to engage in specified types of transactions, including:
•incurring specified types of additional indebtedness (including guarantees or other contingent obligations);
•paying dividends on, repurchasing or making distributions in respect of our common stock or making other restricted payments, subject to specified exceptions;
•making specified investments (including loans and advances);
•selling or transferring certain assets;
•creating certain liens;
•consolidating, merging, selling or otherwise disposing of all or substantially all of our assets; and
•entering into certain transactions with any of our affiliates.
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
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $148.38 to $250.39 per share from December 28, 2019 to September 26, 2020. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors, including the COVID-19 pandemic. In addition to the other risk factors previously discussed in this Quarterly Report on Form 10-Q, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:
•actual or anticipated fluctuations in our operating results or future prospects;
•our announcements or our competitors’ announcements of new products;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidance, interpretations or principles;
•changes in our growth rates or our competitors’ growth rates;
•developments regarding our patents or proprietary rights or those of our competitors;
•ongoing legal proceedings;
•our inability to raise additional capital as needed;
•concerns or allegations as to the safety or efficacy of our products;
•changes in financial markets or general economic conditions, including the effects of recession or slow economic growth in the U.S. and abroad;
•effects of public health crises, epidemics and pandemics, such as the COVID-19 pandemic;
•sales of stock by us or members of our management team, our Board of Directors (Board) or certain institutional stockholders; and
•changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally.
Therefore, you may not be able to resell your shares at or above the price you paid for them.
Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.
As of September 26, 2020, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 9.4% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests.

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
As of September 26, 2020, approximately 11.8 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 4.1 million shares were subject to options outstanding at such date at a weighted-average exercise price of $70.68 per share, approximately 2.9 million shares were subject to outstanding RSUs, approximately 0.5 million shares were subject to outstanding PSUs and approximately 4.4 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 24 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases and Withholdings of Equity Securities
During the three months ended September 26, 2020, we did not effectuate any stock repurchases pursuant to the stock repurchase plan authorized by our Board in July 2018 (2018 Repurchase Program). However, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of performance share units by withholding a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the tax withholding obligations from the shares of our common stock being issued in connection with such award.
Shares withheld to satisfy tax withholding obligations during each fiscal month of the quarter ended September 26, 2020 were as follows:

Period	Total Number of Shares Purchased or Withheld(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 28, 2020 to July 25, 2020	114	$217.5	—	4,722,404
July 26, 2020 to August 22, 2020	—	—	—	4,722,404
August 23, 2020 to September 26, 2020	—	—	—	4,722,404
Total	114	$217.50	—	4,722,404
_____________
(1)    Represents shares of our common stock withheld from employees for the payment of taxes.
(2)    In July 2018, our Board authorized the 2018 Repurchase Program, whereby we were authorized to repurchase up to 5.0 million shares of our common stock. The 2018 Repurchase Program can be carried out at the discretion of a committee comprised of our CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions.
During the three and nine months ended September 26, 2020, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of performance share units by withholding shares of our common stock, with an aggregate fair market value on the date of vesting equal to the tax withholding obligations, from the shares of our common stock actually issued in connection with such award. Shares withheld to satisfy tax withholding obligations for the nine months ended September 26, 2020 and September 28, 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28 2019	September 26, 2020	September 28, 2019
Shares withheld	114	—	9,198	1,163
Average cost per share	$217.50	$—	$157.51	$105.52
Value of shares withheld	$24,795	$—	$1,448,790	$122,720

Item 6. Exhibits

EXHIBIT INDEX
Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)
3.2	(2)	Second Amended and Restated Bylaws adopted on October 24, 2019 (Exhibit 3.1)
4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)
4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999, between Masimo Corporation and certain of its stockholders (Exhibit 4.2)
4.3#	(3)	Masimo Retirement Savings Plan (Exhibit 4.7)
31.1*		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*		Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*		Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*		XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 26, 2020 and December 28, 2019, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 26, 2020 and September 28, 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 26, 2020 and September 28, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2020 and September 28, 2019, and (v) Notes to Condensed Consolidated Financial Statements.
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

MASIMO CORPORATION

Date: October 27, 2020	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: October 27, 2020	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer