Form 10-K
period 2021-01-02
MASIMO CORP
filed 2021-02-23
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2021
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.											☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)							☐	Yes	☒	No
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 27, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Global Select Market, was approximately $9.2 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. At January 30, 2021, the registrant had 55,266,559 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the registrant’s proxy statement for the registrant’s 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

MASIMO CORPORATION
FISCAL YEAR 2020 FORM 10-K ANNUAL REPORT

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
Our core business is Measure-through Motion and Low Perfusion™ pulse oximetry, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry. Our product offerings have expanded significantly over the years to also include noninvasive monitoring of blood constituents with an optical signature, optical regional oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring, exhaled gas monitoring, nasal high flow ventilation, minimally invasive neuromodulation technology for pain and addiction reduction, hospital automation and connectivity solutions and home wellness and monitoring.
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

Core Business
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

Masimo Difference
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
The performance of Masimo SET® pulse oximetry has been evaluated in more than 100 independent studies and thousands of clinical evaluations. We believe that Masimo SET® is trusted by clinicians to safely monitor in excess of approximately 200 million patients each year and has been chosen as the primary pulse oximeter technology used by nine of the top ten hospitals according to the 2020-2021 U.S. News & World Report Best Hospitals Honor Roll. Compared to conventional pulse oximeters, during patient motion and low perfusion, Masimo SET® provides measurements when other pulse oximeters cannot, significantly reduces false alarms (improved specificity), and accurately detects true alarms (improved sensitivity). Clinical studies have shown that the use of Masimo SET® pulse oximetry, in conjunction with modified clinical protocols, has helped clinicians reduce ROP in neonates and improve screening for newborns with critical congenital heart disease (CCHD). Clinical studies have also shown a reduction in rapid response activations and ICU transfers when Masimo SET® is used to continuously monitor patients on general wards. Additionally, researchers have found that the use of Masimo SET® is associated with reduced ventilator weaning time and arterial blood gas measurements in the ICU.
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
Products with our MX circuit board contain our Masimo SET® pulse oximetry technology as well as circuitry to support rainbow® measurements. At the time of purchase, or at any time in the future, our customers and our OEMs’ customers have the option of purchasing additional rainbow® software measurements, which allow such customers to incrementally expand their patient monitoring systems with a cost-effective solution. To date, over thirty-eight companies have released rainbow SET® equipped products or announced rainbow® integration plans.
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

SpMet®
Methemoglobin in the blood leads to a dangerous condition known as methemoglobinemia, which occurs as a reaction to some common drugs used in hospitals and outpatient procedures. Methemoglobinemia reduces the amount of oxygen bound to hemoglobin for delivery to tissues and forces normal hemoglobin to bind more tightly to oxygen, releasing less oxygen to the tissues. Methemoglobinemia may go unrecognized or be subject to delayed diagnosis, increasing risk to the patient. Commonly prescribed drugs can introduce methemoglobin into the blood and cause methemoglobinemia. Some of the 30 drugs that are known to cause methemoglobinemia include benzocaine, a local anesthetic routinely used in procedures ranging from endoscopy to surgery; inhaled nitric oxide, routinely used in the Neonatal Intensive Care Unit; nitroglycerin, used to treat cardiac patients; and dapsone, used to treat infections for immune-deficient patients such as Human Immunodeficiency Virus (HIV) patients. Warnings, cautions and alerts regarding the clinical significance and prevalence of methemoglobinemia have been generated by the FDA, the Veterans Administration, the Institute for Safe Medication Practices and the National Academy of Clinical Biochemistry. The American Academy of Pediatrics recommends monitoring methemoglobin levels in infants who receive nitric oxide therapy. While SpMet® is not intended to replace invasive methemoglobin tests, when used with other clinical variables, SpMet® may help clinicians identify elevated methemoglobin levels and help determine additional test and treatment options.
PVi®
PVi® is a measure of the dynamic changes in the Perfusion Index (Pi) that occur during the respiratory cycle. The calculation is accomplished by measuring changes in Pi over a time interval where one or more complete respiratory cycles have occurred. PVi® is displayed as a percentage. The lower the number, the less variability there is in Pi over a respiratory cycle. PVi® may show changes that reflect physiologic factors such as vascular tone, circulating blood volume and intrathoracic pressure excursions. When used with other clinical variables, PVi® may help clinicians assess fluid responsiveness in surgical and intensive care patients who are mechanically ventilated and help determine other treatment options. In August 2020, PVi® received FDA 510(k) clearance as a continuous, noninvasive, dynamic indicator of fluid responsiveness in select populations of mechanically ventilated adult patients.
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
RRp®
Respiration rate is defined as the number of breaths per minute. Changes in respiration rate provide an early warning sign of deterioration in patient condition. A low respiration rate is indicative of respiratory depression and high respiration rate is indicative of patient distress. Current methods of monitoring respiration rate include end tidal carbon dioxide (EtCO2) monitoring, which requires a nasal cannula be inserted in the patient’s nose or a mask to be worn, and therefore has low patient compliance; and impedance monitoring, which is considered unreliable and requires the placement of ECG electrodes on the chest. RRp® allows clinicians to noninvasively and continuously measure and monitor respiration rate using a standard Masimo SET® pulse oximetry sensor or rainbow® Pulse CO-Oximetry sensor. RRp® is determined by the variations in the plethysmograph waveform due to respiration, although the measurement is not possible in all patients or conditions and may not immediately indicate changes in respiration rate. RRp® has received the CE Mark, as well as FDA 510(k) clearance when used in healthcare settings with the MightySat® Rx fingertip SET® pulse oximeter. RRp® is also available in the U.S. for use by consumers for general health and wellness purposes as part of our MightySat® fingertip pulse oximeter. In March 2020, RRp® received FDA 510(k) clearance for continuous RRp® monitoring of adult and pediatric patients with Rad-97®, Radical-7® and Radius-7® Pulse Co-Oximeters®. With this clearance, both continuous and spot-check RRp® are now available in the U.S. and supported in a variety of pulse oximetry sensors and configurations, including a non-cabled, tetherless, wearable Radius PPG™.

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
SpfO2™
Prior to our debut of SpfO2™, pulse oximeters could only measure and display functional SpO2 oxygen saturation. Therefore, when patients had elevated carboxyhemoglobin and/or elevated methemoglobin, the displayed functional SpO2 oxygen saturation overestimated the actual oxygen saturation value. SpfO2™, or fractional oxygen saturation, allows more precise arterial oxygenation assessment in patients with elevated dyshemoglobins, common throughout the hospital and pre-hospital setting, compared to functional oxygen saturation, and may also allow earlier interventions and more timely therapeutic decisions. SpfO2™ has received the CE Mark, but is not currently available for sale in the U.S.
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
NomoLine® Capnography and Gas Monitoring
We offer a portfolio of capnography and gas monitoring products ranging from external “plug-in-and-measure” capnography and gas analyzers, integrated modules, handheld capnograph and capnometer devices and capnography sampling lines. Our NomoLine® capnography sampling lines are available in more than 40 configurations of airway adapter sets and cannulas for use in a variety of clinical scenarios on both intubated and non-intubated adult, pediatric, infant and neonatal patients, in both low and high humidity configurations, facilitating easy to use sidestream capnography and gas monitoring.

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
O3® Organ Oximetry
O3® organ or Regional Oximetry, also known as tissue or cerebral oximetry, uses near-infrared spectroscopy (NIRS) to provide continuous measurement of tissue oxygen saturation (rSO2) to help detect regional hypoxemia, or oxygen deficits in specific tissues such as the brain, that pulse oximetry alone cannot detect under certain conditions. In addition, O3® sensors, in conjunction with our Root® monitor, can automate the differential analysis of regional to central oxygen saturation derived from SET® pulse oximeters. O3® monitoring involves applying O3® Regional Oximetry sensors to the forehead and connecting the O3® MOC-9® module to a Root® monitor through one of its three MOC-9® ports. O3® Regional Oximetry has received the CE Mark and FDA 510(k) clearance for use in adult and pediatric patients. In June 2019, we announced FDA 510(k) clearance for use of O3® in infant and neonatal patients. In August 2020, O3® Regional Oximetry received 510(k) clearance for expanded use in monitoring somatic tissue oxygenation saturation in all patient populations and monitoring relative changes in hemoglobin, oxyhemoglobin and deoxyhemoglobin in adult brains. With this FDA 510(k) clearance, O3® Regional Oximetry is now indicated for use in both cerebral and somatic applications, both in the U.S. and in CE Mark countries, for all patient populations.
Advanced Hemodynamic Monitoring Solutions
In December 2020, we acquired a majority ownership stake of LiDCO Group, PLC, which specializes in hemodynamic monitoring solutions. With this acquisition, we will be able to provide clinicians with access to patients’ cardiac output, stroke volume and systemic vascular resistance, which are used to assess preload and afterload, to help determine the current state of a patient’s hemodynamic stability and whether any interventions are needed to optimize the delivery of oxygen to the tissues. Hemodynamic monitoring solutions is also used to monitor the response to therapies such as vasopressors, inotropes and fluids.
The Masimo Hospital AutomationTM Platform
Patient SafetyNet™(1)
Patient SafetyNet™, our patient surveillance, remote monitoring and clinician notification solution, works in concert with our bedside and ambulatory monitoring devices to facilitate the supplemental monitoring of the oxygen saturation, pulse rate, perfusion index, hemoglobin, methemoglobin and respiration rate of up to 200 patients simultaneously from a single server. Patient SafetyNet™ offers an intuitive and powerful user interface with trending, real-time waveform capability at a central station, as well as remote clinician notification via pager, voice-over-IP phone or smart-phones. Patient SafetyNet™ also features an Adaptive Connectivity Engine™ (ACE™) that enables two-way, HL-7 based connectivity to clinical/hospital information systems. The ACE™ significantly reduces the time and complexity to integrate and validate custom HL-7 implementations, and demonstrates our commitment to innovation that automates patient care with open, scalable and standards-based connectivity architecture.
Patient SafetyNet™ Series 5000, along with Hospital Automation™ Connectivity, Iris® Gateway, Kite®, UniView™, UniView : 60™, and MyView® through the Root® patient monitoring and connectivity platform, offers a new level of interoperability designed to enhance clinician workflows and reduce the cost of care in a variety of hospital settings, including operating rooms and the general care floors. Patient SafetyNet™ Series 5000 with Iris® ports enables Root® to assimilate data from all devices connected to the patient, thereby acting as a comprehensive in-room patient monitor and connectivity hub. Alarms and alerts for all devices are seamlessly forwarded to the patient’s clinician and device data can be transferred to the patient’s electronic medical record (EMR). The patient-centric user interface of the Patient SafetyNet™ Series 5000 displays near real-time data from all devices with Kite®, providing a single unified dashboard of patient information. To simplify documentation of patient data, Root® enables clinicians to easily verify and send patient vitals and Early Warning Scores (EWS), as well as all connected medical device information data, to the EMR directly from Root®.
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

In a series of studies published between 2010 and 2020 by Dartmouth-Hitchcock Medical Center, clinicians using Masimo SET® and Patient SafetyNet™ identified patient distress earlier, which decreased rapid response team activations, ICU transfers and ICU days. Per these studies, over ten years, there were zero preventable deaths or brain damage due to opioid-induced respiratory depression in monitored patients. In addition, we believe these studies demonstrated that the use of Masimo SET® and Patient SafetyNet™ can result in significant cost savings. Hospitals and other care centers may determine that they can reduce their costs by moving less critically ill patients from the ICU to the general care floors where they can be continuously and accurately monitored in a more cost-effective manner. We believe that the advanced performance of the Masimo SET® platform coupled with reliable, cost-effective and easy-to-use wireless remote monitoring will allow hospitals to create continuous surveillance solutions on general care floors where patients are at risk of avoidable adverse events and where direct patient observation by skilled clinicians is considered cost prohibitive.
Kite®
Kite® provides a supplemental display of data from a Masimo device on a compatible smart television and allows clinicians to configure the display differently than that of the connected Masimo device. Kite® integrates into existing hospital infrastructures where a supplementary display may be beneficial, such as the operating room.
UniView™
UniView™, an integrated display of real-time data and alarms from multiple Masimo and third-party devices, designed to reduce clinician cognitive overload and improve patient safety. UniView™ promotes data sharing and team coordination among multiple clinicians. UniView™ brings together data from a variety of sources – such as patient monitors, ventilators, anesthesia gas machines, and IV pumps – and provides a supplementary display for them, clearly organized, on one or more large, central monitors, so that all clinicians can simultaneously view and act upon the same, comprehensive real-time patient status and historical trends.
UniView : 60™
UniView : 60™ uses the Masimo Hospital Automation™ platform to aggregate and display pertinent patient information on a digital display just outside each patient’s room, allowing clinicians to familiarize themselves with the most relevant details of each patient’s case at the door in 60 seconds or less before they see the patient.
Replica™
Replica™, working in conjunction with Patient SafetyNet™, is a mobile application for smart phones and tablets that provides for supplemental remote monitoring and clinician notification. Replica™ was developed to allow clinicians to view continuous monitoring data for multiple patients, as well as view and respond to alarms and alerts, all from their smart phones, regardless of location.
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
The addition of Iris® connectivity to Root® and Patient SafetyNet™ provides multiple advantages to hospitals, such as allowing standalone device information to be remotely viewed at a Patient SafetyNet™ view station, transmitted through notification systems to clinicians regardless of location or sent to electronic health record systems. This may enhance patient assessment, clinical workflows and decision support. In addition, bringing data from disparate devices together facilitates more integrated patient care and provides a flexible and cost-effective platform, while avoiding installation of separate costly systems and potentially reducing costs by leveraging existing network infrastructure.
Nasal High Flow Ventilation
With the acquisition of TNI medical AG (TNI®) in March 2020, we added TNI softFlow® technology to our product portfolio. The TNI softFlow® technology provides respiratory support by generating a precisely regulated, stable high flow of room air or a mix of room air and oxygen through the nose of the patient by means of thin nasal prongs. Controlled oxygen supply ensures oxygenation while, at the same time, the respiratory airways are humidified. A stable air flow is essential for treating hypoxemic and hypercapnic respiratory failure. Together with the TNI applicator, the TNI Flow generator provides a constant air flow and in doing so, it is completely independent of external pneumatic systems. Due to this, the TNI softFlow® technology is able to treat respiratory insufficiency and allows therapy at home in a manner that is as reliable and efficient as in the hospital.
Neuromodulation Solution
Bridge™ is the first FDA-cleared, drug-free, non-surgical device to use neuromodulation to aid in the reduction of symptoms associated with opioid withdrawal. Bridge™ can be used for patients experiencing opioid withdrawal symptoms, while undergoing treatment for opioid use disorder when initiating treatment, transitioning to naltrexone or tapering off medication-assisted treatment. In addition, we believe Bridge™ may reduce pain and addiction-related side-effects. Bridge™ is a small electrical nerve stimulator device that contains a battery-powered chip and wires that are applied percutaneously around a patient’s ear. It requires a prescription and is offered to qualified healthcare professionals with training. Bridge™ has been granted a FDA 510(k) de novo classification.
Coronavirus-2019 (COVID-19) Response and Telehealth Solutions
Masimo SafetyNet™
In an effort to help clinicians and public health officials combat the COVID-19 pandemic, we developed the Masimo SafetyNet™ solution. The Masimo SafetyNet™ solution provides continuous tetherless pulse oximetry and respiration rate monitoring coupled with a patient surveillance platform. We announced the full market release of the Masimo SafetyNet™ solution in April 2020, and it is available worldwide. In addition, we announced a partnership with Samsung Electronics America (Samsung) to make the Masimo SafetyNet™ Patient App available on select Samsung smartphones, pre-installed and pre-configured.
Masimo SafetyNet-OPEN™
As the COVID-19 pandemic continues, companies and organizations worldwide struggle to find the appropriate balance between reopening and keeping people safe by reducing the risk of infection. Masimo SafetyNet-OPEN™ was designed to help businesses, governments and schools more responsibly manage employee and student health and safety during the COVID-19 pandemic. Masimo SafetyNet-OPEN™ helps address certain challenges of reopening responsibly and safely with a comprehensive, flexible, and easy-to-deploy continuous monitoring solution that, in conjunction with clinical guidance from partner hospitals, helps manage prevention, early identification, and recovery monitoring. As a global leader in noninvasive patient monitoring technologies and advanced connectivity and automation solutions, we believe we are uniquely positioned to provide organizations with tools to assist them in reopening safely.

Our Strategy
Our mission is to develop technologies that improve patient outcomes and reduce the cost of patient care. We intend to continue to grow our business and improve our market position by pursuing the following strategies:
•Continue to Expand our Market Share in Pulse Oximetry. We grew our product revenue to $1,143.7 million in 2020 from $738.2 million in 2017, representing a three-year compound annual growth rate of 15.7%. This growth can be attributed to continued expansion of our core SET® pulse oximeter customer base, higher revenues from rainbow® Pulse CO-Oximetry, NomoLine® capnography and other new technologies, and our expanding list of OEM partners. We supplement our direct sales to hospitals and other low-acuity healthcare facilities through various U.S. and international distributors. Combined sales through our direct and distributor sales channels increased to $958.8 million, or 83.8% of product revenue in 2020, from $644.7 million, or 87.3% of product revenue, in 2017. As the healthcare industry shifts toward hospitals, physicians and providers being rewarded by payers based on the quality and value of the services (as opposed to the volume of fee-for-service transactions), we expect to see more hospitals gravitate towards technologies like Masimo SET® that have a proven track record of improving patient care.
•Expand the Pulse Oximetry Market to Other Patient Care Settings. Many patients die due to unintended opioid overdoses after surgery while on general care floors. We believe the ability to continuously and accurately monitor patients outside of critical care settings, including the general, medical and surgical floors of the hospital, is currently an unmet medical need that has the potential to significantly improve patient care and increase the size of the pulse oximetry market. In addition, we believe the ability of Masimo SET® to accurately monitor and address the limitations of conventional pulse oximetry has enabled us, and will continue to enable us, to expand into non-critical care settings, and therefore, significantly expand the market for our products. To further support our expansion into the general care areas, we market Patient SafetyNet™, which enables continuous monitoring of up to 200 patients’ SpO2, PR, RRp® and with rainbow SET®, noninvasive monitoring of hemoglobin and other advanced measurements. We believe that Patient SafetyNet™, when combined with Masimo SET® pulse oximetry and RAM® or capnography, offers a clinically proven and cost-effective approach to continuous post-operative monitoring. Outside of the hospital setting, patients could die due to unintentional opioid overdose, even when opioids are being taken for short duration, such as after surgery, and as prescribed by a physician. We believe that in the home setting, accurate monitoring with Masimo SET® may help reduce the risk of opioid overdose by alerting family members and others when opioids have slowed a patient’s breathing and caused a significant drop in oxygen saturation.
•Expand the Use of rainbow® Technology in Hospital Settings. We believe the noninvasive measurements of rainbow® Pulse CO-Oximetry (SpHb®, SpCO®, SpMet®, PVi®, SpfO2™, SpOC™ and ORi™), RAM® and Halo Ion®, as well as future measurements, provide an excellent opportunity to help our customers improve patient care while reducing their overall cost of care.
•Expand the Use of rainbow® Technology in Non-Hospital Settings. We believe the noninvasive measurement of hemoglobin, SpHb®, creates a significant opportunity in markets such as physician offices, emergency departments and blood donation centers; and the noninvasive measurement of carboxyhemoglobin, SpCO®, creates a significant opportunity in the fire/alternate care market.
•Expand the Use of Root® in Hospital Settings. We believe Root® represents a powerful new paradigm in patient monitoring because it enhances our rainbow® and SET® measurements with multiple specialty parameters, including SedLine® brain function monitoring, O3® Regional Oximetry, and NomoLine® capnography and gas monitoring, and enables open-architecture connectivity in an integrated, clinician-centric hub. Our Hospital Automation™ integration platform for Root® provides a conduit to the patient’s EMR for a range of clinical devices that may otherwise remain disconnected, and therefore, unable to communicate their information. Hospital Automation™, in conjunction with the Iris® ports found on Root®, offers clinical utility and flexibility by collecting device information from multiple sources and making it available to clinicians in one networked place, akin to an airplane cockpit. Complementary innovations like the Radius-7® wearable, wireless monitor foster an environment of safety without sacrificing patient mobility or comfort. Radius-7® provides patients in medical-surgical units with mobility, allowing them to visit common areas and labs, all while being continuously monitored around the clock. Root® is acuity-adaptable, meaning it can be configured for any care area, and is competitively priced.
•Expand Hospital Automation and Connectivity in Hospital Settings. We believe we can improve and automate the continuum of care through our connectivity platform by reducing complexity by integrating data from multiple disparate monitors and therapeutic devices through Root® and Iris® Gateway; by deploying decision support algorithms like Halo ION®; by saving time through semi-automated and automated bedside vital signs measurement and documentation with Patient SafetyNet™; by keeping patients connected with their care providers through Masimo SafetyNet™ and Rad 97® when they are discharged from hospitals; by improving data interpretation through adaptable and intuitive displays like UniView™, UniView : 60™ and MyView®; and through remote monitoring via Patient SafetyNet™ and Replica™.

•Utilize our Customer Base and OEM Relationships to Market Masimo rainbow SET®, O3®, SedLine® and Capnography Products Incorporating Licensed rainbow® Technology. We currently sell rainbow SET® products through our direct sales force and distributors. We include our MX circuit boards in our pulse oximeters and also sell them to our OEM partners. Our MX circuit boards are equipped with circuitry to support rainbow® Pulse CO-Oximetry measurements that can be activated at time of sale or through a subsequent software upgrade. We believe that, over time, the clinical need for these measurements, along with our installed customer base, will help drive the adoption of our rainbow® Pulse CO-Oximetry products.
•Continue to Innovate and Maintain Our Technology Leadership Position. We invented and pioneered the first pulse oximeter to accurately measure arterial blood oxygen saturation level and pulse rate in the presence of motion artifact and low perfusion. In addition, we launched our rainbow SET® platform that enabled what we believe is the first noninvasive monitoring of carboxyhemoglobin, methemoglobin and hemoglobin, as well as PVi®, all of which were previously only available with invasive and/or complicated testing. Furthermore, we believe that our introduction of RRa® with RAM® technology represented the first platform to enable noninvasive and continuous respiration monitoring through an easy-to-use single-patient adhesive acoustic sensor. Finally, we believe that our recent introduction of ORi™ may provide advance warning of an impending hypoxic state, or an indication of an unintended hyperoxic state.
•Expand Masimo technology into the personal health consumer market. Our first general wellness and personal health consumer market application was the MightySat®, a fingertip pulse oximeter with five important health and breathing measurements that was targeted at sports, fitness and relaxation. These values include: O2, PR, RRp®, PI and PVI®. In 2020, we launched four additional products for the consumer market. We released the Radius T°™, a means to monitor a loved one’s fever in a hassle-free continuous manner; Masimo Sleep™, a means to help you understand what is going on in your body that may be impacting your sleep; Bridge™, the first FDA-cleared, drug-free, non-surgical device to use neuromodulation to aid in the reduction of symptoms associated with opioid withdrawal; and finally, SafetyNet-OPEN™, a remote patient management solution for tracking key vital signs at the organizational level.
•Expand the Masimo product portfolio through strategic investments and acquisitions. In 2020, we successfully completed three strategic acquisitions and an exclusive license agreement, all of which are currently being integrated into our product portfolio. We continually evaluate new and exciting opportunities to expand our product portfolio. After we have applied both our strategic and financial filters, we pursue the opportunities that we believe will add stockholder value, can be successfully integrated within our business and show positive potential to achieve our short and long-term financial forecasts.
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
Circuit Boards and Modules (e.g., MX-5, MSX (shown below), MS-2011, MS-2013, MS-2040, uSpO2®, SedLine®, ISA™ and IRMA™)
	• Signal processing apparatus for all Masimo technology platforms • Mainstream and sidestream capnography and gas monitoring	• Incorporated and sold to OEM partners who incorporate our circuit boards into their patient monitoring systems

Monitors and Devices (e.g., Radical-7®, Rad-97® (both shown below), Rad-67®, Rad-57®, Root®, Rad-8®, Rad-5®, Radius-7®, Rad-G™,, TIR-1™,)

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

• Provides additional specialty measurements from Masimo or third-party-developed applications through Masimo Open Connect® (MOC-9®)

• Integrates noninvasive blood pressure (NIBP) and temperature

• Connects third-party devices such as IV pumps, ventilators, beds and other patient monitors to automate data transfer to the EMR

• Sold directly to end-users and through distributors

Sensors
(e.g., SET®, rainbow® Pulse CO-Oximetry, rainbow Acoustic Monitoring® Sensors, RD SedLine™, TFA-1®, RD SET®, RD rainbow SET®, O3® Pediatric, RD rainbow Lite SET®, rainbow® DCI®-Mini, Centroid™, Radius PPG™ (last six shown below))

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
Sensors (Continued)

Neo
Masimo
Masimo®
Radius PPG™
SET SpO2
Reusable
Masimo
Masimo®

Line Filters and Mainstream Adapters for Capnography and Gas Monitoring (e.g., NomoLine® Cannula with Radius PCG™ Capnograph with disposable adapter, IRMA CO2, IRMA AX+, and EMMA® (shown below))
	• Line of disposables to measure gas parameters using mainstream and sidestream capnography	• Sold directly to end-users and through distributors and to OEM partners who sell to end-users

Proprietary Measurements (e.g., SpHb®, SpCO®, SpMet®, PVi®, RRa®, RRp®, ORi™, 3D Alarms® and Adaptive Threshold Alarm)
	• rainbow® measurements and other proprietary features	• Sold directly to end-users and through OEM partners who sell to new and existing end-users

Description:	Use:	Distribution Channel:
Hospital Automation™ and Connectivity Suite (e.g., Iris® Connectivity, Iris® Gateway, Patient SafetyNet™, UniView™, and UniView : 60™, Replica™, Iris® Analytics, and Halo ION® (shown below))
	• Software and hardware enabling third-party devices to connect through Patient SafetyNet™ and to document data in the EMR	• Sold directly to end-users

2
ANESTHESIA/ VENT
9 PEEP cmH2O
20 PPEAK cmH2O
13 PMEAN cmH2O
20 PLAT cmH2O
688 Vte ml
500 Ve ml
79 Et 87 Fi
O2 vol %
SedLine
36 50 25 PSI
0 EMG %
0 SR
0 ARTF %
16.0 SEFL Hz
10.0 SEFR
O3 Forehead right
67 50 rSO2 %
75 Δbase %
34 88 ΔSpO2 %
O3 Forehead left
65 50 rSO2 %
-- Δbase %
32 88 ΔSpO2 %
MONITOR
126 220 75 NIBP SYS mmHg
98 80 35 NIBP DIA mmHg
84 ECG HR bpm %
100.1 101 94 Temp °F
4 CVP mmH2O
0 PVC %
0.0 ST aVL
-0.4 ST aVR
Capnography
1
CO2 mmHg
38 50 20 Et mmHg %
5 15 Fi mmHg %
15 17 7 RRa rpm
rainbow
98 88 SpO2 %
73 88 PR bpm %
15 17 7 RRa rpm
13.4 17 7 SpHB mmol/L
5 8 1 PVi %
1.0 3.0 SpMet %
1 101 94 SpCO
4.0 8 1 Pi %
PUMP
SLOT: 01 12.34 INVTB 12.34 INVI 12.34 INRT 12.34 INRMT
SLOT: 02 12.34 INVTB 12.34 INVI 12.34 INRT 12.34 INRMT
SLOT: 03 12.34 INVTB 12.34 INVI 12.34 INRT 12.34 INRMT
SLOT: 04 12.34 INVTB 12.34 INVI 12.34 INRT 12.34 INRMT
Masimo UNIVIEW
OVERVIEW
pHeaton67
ROOM 201

Description:	Use:	Distribution Channel:
Hospital Automation and Connectivity Suite (Continued)

Masimo Patient SafetyNet
default domain
RM314B Galt, John Room: 314B HaloDevice
MONITOR
HALO
Discharge
Edit
Assign Pagers
Assign Instruments
Suspend
Alarm Limits
Masimo
Radius-7
Root
ZEBRA

	• Network-linked, wired or wireless, multiple patient floor monitoring solutions • Standalone wireless alarm notification solutions	• Sold directly to end-users

Provider Dashboard Primary Vie
doctellaqa.com/my-dashboard/dashboard-of-group/5b3c485bafa2ef11b3eabcc9
Apps
Managed bookmarks
Masimo Intranet
Doctella
VMware Horizon
Sharepoint
ManagementConso...
Radnet Edit
ADP
Agile
Author-it Compone...
Centennial MyBene...
Freeway Dashboard
MasimoU
Outlook Web App
Lionbridge Moveit
MASIMO SAFETYNET
HOME
SET HOME
MY PAGES
ME
CAREPROGRAMS
DASHBOARD
ACCESS
All Information
Search patients
Filter
Download CSV
Tasks Setup
Refresh
Tasks Remaining
Alerts
Missed
Completed
Remaining
Days Missed
Compliance
Stop CareProgram
Health Data
Recent Activity
Date Sent
13 3 19 45 149 0 70
Today at 02:32 am
Logged in 03/26/2020 01:40:30
03/22/2020 23:51:17
14 2 2 43 9 0 91
Yesterday at 02:20 am
Logged in 03/26/2020 07:06:44
03/22/2020 23:33:41
1 1 – 40 – 0 100
06/12/2019 09:03 pm
Logged in 08/16/2019 06:15:32
06/12/2019 20:41:32
0 – – 30 14 0 61
07/27/2018 02:49 am
Logged in 07/30/2018 20:58:14
07/26/2018 19:28:07
0 – 34 26 12 1 36
–
Logged in 03/22/2020 23:19:12
01/30/2020 23:07:46
13 – 3 24 10 1 40
03/19 01:18 am
Logged in 03/19/2020 01:43:17
03/10/2020
13 – 2 22 2 1 0
03/23 00:12 am
Logged in 03/25/2020 20:33:45
5:43
Care Card
Today
S M T W T F
COVID-19
Home Monitoring
March 14, 2020
Anchor Date
100% complete
What is your oxygen saturation (SpO2)?
91 % at 09:59 PM from Doctella App
Are you having trouble breathing?
YES
What is your temperature?
100.5
What is your respiration rate?
20
breaths per minute
Care Card
Learn
Care Team

	• Home-based patient engagement and remote data capture platform	• Sold directly to end-users and through distributors

Nasal High Flow Ventilation (e.g. TNI softFlow® 50 and TNI softFlow® junior(shown below))
	• Intensive care and inpatient care in clinics as well as home care	• Sold directly to end-users and through distributors

Description:	Use:	Distribution Channel:
Home Wellness and Monitoring (e.g. Radius T°™, Masimo Sleep™, MightySat® with PVi® and RRp®, and iSpO2®)
	• Disposable thermometers, disposable fingertip sensors for sleep monitoring, fingertip pulse oximeter, or pulse oximeter cable and sensor for use with an iPhone, iPad, iPod touch and select Android smart phones	• Sold directly to consumers through the Masimo Personal Health website and through consumer retailers

Circuit Boards
Masimo SET® MS Circuit Boards. Our Masimo SET® MS circuit boards perform all signal processing and other pulse oximetry functions incorporating the Masimo SET® platform. Our MS circuit boards are included in our proprietary monitors or sold to our OEM partners for incorporation into their monitors. Once incorporated into a pulse oximeter, the MS circuit boards perform all data acquisition processing and report the pulse oximetry measurements to the host monitor. The circuit boards and related software interface directly with our proprietary sensors to calculate SpO2, PR and Pi. Our latest MSX family of circuit boards provide Masimo SET® SpO2, PR, and Pi in a variety of small form factors with a typical power consumption of only 45 milliwatts.
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
Masimo rainbow SET® MX Circuit Boards. Our circuit board is the foundation for our Masimo rainbow® Pulse CO-Oximetry and rainbow Acoustic Monitoring® platform, utilizing certain technology that is licensed from Cercacor. The MX circuit boards offer the full functionality of our rainbow® technology, which includes noninvasive measurements for SpHb®, SpOC™, SpCO®, SpMet®, PVi® and RRa®, in addition to providing Measure-through Motion and Low Perfusion™ SET® pulse oximetry measurements SpO2, PR and Pi measurement capabilities of Masimo SET® pulse oximetry. Customers can choose to purchase additional measurements beyond SpO2, PR and Pi at the time of sale or at any time in the future through a field-installed software upgrade.
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

Monitors / Devices
Root®. Root® is a powerful patient monitoring and connectivity platform that integrates our rainbow® and SET® measurements with multiple additional specialty measurements through MOC-9® open architecture technology in an integrated, clinician-centric platform. The first MOC-9® technologies developed by Masimo were SedLine® brain function monitoring, NomoLine® capnography and gas monitoring and O3® Regional Oximetry. Root® with NomoLine® capnography, SedLine® brain function monitoring, wireless communication and Iris® connectivity for third-party medical devices has received FDA 510(k) clearance. O3® Regional Oximetry has received the CE Mark and FDA 510(k) clearance.
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
Pathway™, a newborn oxygenation visualization mode for Root®, provides clinicians with a way to visualize a hospital’s recommended resuscitation protocol for a newborn’s oxygen saturation while continuously monitoring SpO2 and PR during the first ten minutes after birth. Use of Pathway™ is intended to help streamline clinician workflow and improve protocol adherence during this critical period.
Radical-7®. The Radical-7® Pulse CO-Oximeter® is a wireless touchscreen device that incorporates our MX circuit board to allow upgradeable rainbow SET® measurements and offers three-in-one capability. The Radical-7® can be used as:
•a standalone device for bedside monitoring;
•a detachable, battery-operated handheld unit for easy portable monitoring;
•an integrated device as part of the Root® patient monitoring and connectivity platform; and
•a monitor interface via SatShare®, a proprietary technology allowing our products to work with certain competitor products, to upgrade existing conventional multiparameter patient monitors to Masimo SET® while displaying rainbow® measurements on the Radical-7® itself.
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
Radius PPG™. Radius PPG™ is a tetherless sensor solution powered by Masimo SET® that represents a significant breakthrough in patient monitoring. Radius PPG™ eliminates the need for a cabled connection to a pulse oximetry monitor, allowing patients to move freely and comfortably while still being continuously monitored reliably and accurately. Via wireless connection, measurements are displayed on Masimo host devices or third-party multi-parameter monitors with integrated Masimo technology. Coupled with the proven benefits of Masimo SET® Measure-through Motion and Low Perfusion™ pulse oximetry, Radius PPG™ is ideally suited for use anywhere patients can benefit from mobility. Radius PPG™ is also available as part of the Masimo SafetyNet™ remote patient management solution designed for at home use.

Radius VSM™. Radius VSM™ is a wearable, tetherless vital signs monitor that provides the ability to monitor a wide variety of physiological measurements, including continuous SET® Pulse Oximetry, noninvasive blood pressure, body temperature, respiration rate and ECG. Designed on a wearable, modular platform, Radius VSM™ features can be scaled to accommodate surges in patient volume and for use across the continuum of patient care, based upon each patient’s needs and level of acuity. For additional versatility, Radius VSM™ can operate as a self-contained device or be used wirelessly with Masimo bedside monitors and patient surveillance systems, automating the integration of expanded monitoring and the transfer of continuous monitoring data to EMRs. Radius VSM™ has received the CE Mark, and has been released in limited European markets.
Radius PCG™. Radius PCG™ is a portable-real-time capnograph with wireless Bluetooth® connectivity. Radius PCG™ connects with Root® to provide seamless, tetherless mainstream capnography for patients of all ages. Radius PCG™ has received the CE Mark.
Rad-97®. Rad-97® is a versatile standalone Pulse CO-Oximeter® that features a 1080p HD color display with user-friendly multi-touch navigation and Masimo SET® Measure-through Motion and Low Perfusion™ pulse oximetry technology that can be used to measure SpO2, PR, PVi® and Pi rainbow SET® measurements such as SpHb®, SpOC™, SpCO®, SpMet® and RRa® can also be enabled. Rad-97® is the smallest Masimo bedside device currently capable of monitoring the full rainbow SET® platform. An optional integrated camera allows remote clinicians to interact with patients at home over live audio and video. With its built-in enterprise Wi-Fi capability, Rad-97® has the ability to connect wirelessly from the home to supplemental patient monitoring systems, including Patient SafetyNet™, facilitating automatic data transfer to hospital EMR systems. Rad-97® has received the CE Mark and FDA 510(k) clearance, including an additional Rad-97® configuration with integrated NomoLine® capnography. Rad-97® has also received FDA 501(k) clearance for home use, bringing hospital-grade technology to the home in a single integrated device that is a monitoring, connectivity and telecommunications hub.
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
Rad-67®. Rad-67®, our handheld Pulse CO-Oximeter®, is a compact, portable spot-check device that offers Masimo SET® Measure-through Motion and Low Perfusion™ pulse oximetry technology with SpO2, PR and Pi measurements and upgradeable rainbow® noninvasive monitoring technology for SpHb®. With the universal reusable rainbow® DCI®-mini sensor, Rad-67® features Next Generation SpHb® technology. The Rad-67® with next generation SpHb® technology has received the CE Mark and FDA 510(k) clearance.
Rad-57®. Rad-57® is a fully featured handheld Pulse CO-Oximeter® that provides continuous, noninvasive measurement of SpO2, PR, PVi® and Pi with the ability to upgrade to SpHb®, SpCO®, SpMet® and SpOC™. Its rugged and lightweight design makes it applicable for use in hospital and field settings, specifically for fire departments and emergency medical service units.
Rad-8®. Rad-8® is a bedside pulse oximeter featuring Masimo SET® Measure-through Motion and Low Perfusion™ pulse oximetry technology with SpO2, PR and Pi measurement, but without the ability to update to rainbow® technology. Rad-8® is an affordable, low-cost design with a streamlined feature set.
Rad-5® & Rad-5v®. Rad-5® and Rad-5v® were Masimo’s first dedicated lightweight, user-configurable, handheld pulse oximeters to provide Masimo SET® Measure-through Motion and Low Perfusion™ technology with SpO2, PR and Pi measurements, but without the ability to upgrade to rainbow® technology.
Rad-G™. Rad-G™ is a low-cost, rugged, handheld pulse oximetry device with a rechargeable battery and LCD display. It uses Masimo SET® Measure-through Motion and Low Perfusion™ pulse oximetry technology to measure SpO2, PR, Pi, PVi® and RRp®. Rad-G™ was designed primarily for use in pneumonia screening, spot-checking, and continuous measurement of SpO2 and RRp® in low-resource settings. Rad-G™ has received FDA 510(k) clearance.
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
MightySat® Rx. MightySat® Rx is a fingertip pulse oximeter that incorporates Masimo SET® Measure-through Motion and Low Perfusion™ pulse oximetry technology, which measures and displays SpO2, PR and Pi with the option to add PVi® and RRp®. The MightySat® Rx has received the CE Mark and FDA 510(k) clearance. The RRp® measurement on the MightySat® Rx fingertip pulse oximeter has received the CE Mark. MightySat® Rx also received FDA 510(k) clearance of spot-check RRp® measurement.
iSpO2® Rx. The iSpO2® Rx pulse oximeter combines a fingertip sensor, cable and pulse oximeter in a lightweight, portable device that connects directly to a smart device for displaying measurements. iSpO2® Rx uses Masimo SET® Measure-through Motion and Low Perfusion™ pulse oximetry technology to measure SpO2, PR and Pi. The Masimo Professional Health app, available for both iOS® and Android® devices, allows clinicians to track, trend and download patient data. iSpO2® Rx has received the CE Mark, but is not currently available for sale in the U.S.
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
TIR-1™. Our non-contact clinical-grade infrared thermometer with Bluetooth® connectivity provides forehead temperature measurement across all patient populations. The non-contact module reduces the risk for patient cross-contamination while also reducing costs and waste by eliminating the need for probe covers and other disposables. The Bluetooth® technology automates data transfer to a connected Masimo device, such as Root®, enabling streamlined integration into the bedside device and EMR.
Sensors
Sensors and Cables. We have developed one of the broadest lines of single-patient-use (disposable), reusable and rainbow® sensors and cables. In total, we have over 150 different types of sensors designed to meet virtually every clinical need. Masimo SET® sensors are uniquely designed to reduce interference from physiological and non-physiological noise. Our proprietary technology platforms operate only with our proprietary sensor lines. However, through the use of adapter cables, our sensors can be connected to certain competitor pulse oximetry monitors. We sell our sensors and cables to end-users directly or through our distributors and OEM partners.
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
The rainbow® DCI®-mini is the first noninvasive hemoglobin spot-check sensor for infants and small children (weight 3 to 30 kg). Paired with our handheld Pronto® or Rad-67® devices, the rainbow® DCI®-mini sensors are designed to help clinicians quickly and easily spot-check hemoglobin levels in infants and small children, which may facilitate the identification of anemia. When paired with Rad-67®, the rainbow® DCI®-mini enables Next Generation SpHb® measurements. The rainbow® DCI®-mini has received the CE Mark in Japan and Europe, but is not currently available for sale in the U.S. The rainbow® Super DCI®-mini sensor allows for the ability to measure SpHb®, SpCO®, SpMet® and SpO2 on the same noninvasive reusable sensor. The rainbow® Super DCI®-mini has received the CE Mark in Europe and Ministry of Health, Labour and Welfare (MHLW) approval in Japan, but is not currently available for sale in the U.S.
rainbow Acoustic® Sensors. We believe we were the first to market a continuous respiration rate monitoring technology based on an acoustic sensor placed on the patient’s neck. Our rainbow Acoustic® sensors detect the sounds associated with breathing and convert the sounds into continuous respiration rate using proprietary signal processing that is based on Masimo SET®. RAS-45, our single-use acoustic respiration sensor for RAM®, is designed to facilitate placement on and improve attachment to the neck. RAS-45 operates with Masimo MX circuit boards to measure RRa® and display an acoustic respiration wave form. Like the RAS-125c sensor, RAS-45 operates with Masimo MX technology boards to measure RRa®, display the acoustic respiration wave form and optionally allow clinicians to listen to the sound of breathing. Both the RAS-45 and RAS-125c are available in CE marked countries and the U.S. for adult and pediatric patients who weigh more than 10 kg. RAS-45 has received FDA 510(k) clearance and the CE Mark.
SedLine® Sensor. Used with the SedLine® MOC-9® module for the Root® patient monitoring and connectivity platform, the SedLine® sensor is a disposable sensor that collects EEG data for our SedLine® monitor. RD SedLine™ sensors feature a repositioned, color-coded sensor-cable connection that lies comfortably on the patient’s head and soft foam pads to reduce discomfort upon application to the patient.
O3® Sensors. Used with the O3® MOC-9® module for the Root® patient monitor, each O3® sensor contains four light-emitting diodes and two detectors to continuously measure rSO2. Our pediatric application of O3® regional oximetry with the O3® pediatric sensor for both adult patients and pediatric patients weighing more than 5 kg (11 lbs) and less than 40 kg (88 lbs) has received FDA 510(k) clearance. O3® sensors for use with infants and neonatal patients has also received FDA 510(k) clearance.
Centroid™. Centroid™ is a wearable wireless patient orientation, activity and respiration rate sensor. Centroid™ helps clinicians monitor a patient’s position to avoid preventable pressure ulcers and can alert clinicians to sudden movements such as fall-like events. In addition, Centroid™ detects chest movements to continuously provide respiration rate, providing clinicians with additional data that may inform care decisions. Centroid™ pairs with the Root® platform using Bluetooth® to track a patient’s posture, orientation and activity. The data transmitted by Centroid™ can be displayed in various formats on Root®, giving clinicians multiple ways to assess adherence to protocols regarding tissue stress and to tailor care to the specific needs of each patient.
Proprietary Measurements and Features
All of our monitors shipped since January 2006, including Radical-7® and certain future OEM products, that incorporate the MX circuit board will allow purchases of software for rainbow® measurements, as well as other future measurements. Our current rainbow® measurements include SpHb®, SpCO®, SpMet®, SpOC™ ORi™, Pi, PR, PVi®, RPVi™, RRp®, SpfO2™ and RRa®.

Eve™. Eve™ is our newborn screening software application for our Radical-7® Pulse CO-Oximeter®, is designed to help clinicians more effectively and efficiently screen newborns for CCHD. In the Radical-7® Pulse CO-Oximeter®, Eve™ automates the screening steps with animated instruction, including sensor application, measurement selection and screening result determination. Eve™ is intended to provide consistent application of the screening protocol to reduce method-and operator-induced variability and improve efficiency by automating the data capture and comparison between readings. Eve™ has received CE Marking, but is currently not available for sale in the U.S.
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
X-Cal® addresses three common problems experienced by clinicians using an integrated Masimo system, including:
•Patient safety may be compromised by using counterfeit Masimo sensors and cables because they are not produced with comparable components, do not provide proper shielding from ambient interferences, create electrostatic noise caused by motion, do not have our quality and performance controls, and are not tested or warranted to work within a Masimo system;
•We design our sensors and cables to last well beyond their warranty period and customer feedback indicates our sensors and cables last significantly longer than competing products, but cable and sensor reliability may still be compromised when used beyond their intended life, affecting patient care and causing clinicians and biomedical engineers to spend time troubleshooting intermittent cable and sensor issues; and
•We believe that third-party reprocessed pulse oximetry sensors introduce challenges in the clinical environment due to potential quality issues. In fact, we believe that most third-party reprocessed sensors do not indicate that they are capable of performing in the same conditions as Masimo Measure-through Motion and Low Perfusion™ sensors or in neonatal applications, key performance requirements available with Masimo SET® sensors. To the best of our knowledge, no third-party company has attempted to reprocess rainbow SET® sensors.
The Masimo Hospital Automation Platform and Iris® Connectivity
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
Iris®. Iris® connectivity ports on Root®. allows third-party devices, such as intravenous pumps and ventilators, to connect to Root® enabling display of measurements and notification on the Root® monitor, with the ability to document results in the EMR through Masimo Patient SafetyNet™.
Iris® Gateway. Iris® Gateway bridges the gap between device data generated at the patient bedside and documentation in patient data management systems by automatically transferring data from medical devices to EMRs, improving productivity and reducing the likelihood of transcription errors.
Iris® Device Management System (Iris® DMS). Iris® DMS is an automation and connectivity solution designed to streamline management of Masimo devices used throughout a hospital system. Iris® DMS is designed to address the challenges of maintaining many patient monitors in a complex hospital environment. Iris® DMS securely connects over a hospital’s existing network to all connected Masimo devices to provide an easy-to-use dashboard that allows biomedical engineers and IT professionals to view detailed diagnostic information about connected Masimo devices at a glance, without the need to physically interact with each device. Iris® DMS supports remote software upgrades to ensure all devices stay up to date, easily and efficiently.

Analytics and Reporting
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
Iris® Analytics is a supplemental tool that works in conjunction with the Masimo Hospital Automation™ platform to generate customizable alarm analytics, individual patient reports, and even hospital-wide reports across the continuum of care.
Halo ION®. Halo ION® is a comprehensive, scalable and customizable continuous early warning score. Halo ION® allows clinicians to aggregate trend data from as few as three physiological parameters (for example, SpO2, PR and PI), and as many as are available, including data from EMRs, into a single continuous early warning score. Each patient’s Halo ION® score is displayed on the Masimo Patient SafetyNet™ Supplemental Remote Monitoring and Clinician Notification System as a number ranging from zero to 100, helping to streamline clinicians’ patient assessment workflow.
Hospital-to-Home and Wellness
Masimo SafetyNet™ is a home-based patient engagement and remote care automation platform. Originally named Doctella™, Masimo SafetyNet™ provides a complete end-to-end home care solution, allowing clinicians to create and manage treatment plans, patient schedules and patient data flow using automated, customizable CarePrograms™, home device data aggregation, and a web-based provider dashboard. CarePrograms™ are delivered to patients’ smartphones via an app (available for both iOS® and Android® devices) and dynamically update based on patient input, including both self-reported data and physiological data collected by connected monitoring devices. Masimo SafetyNet™ was developed in the wake of the COVID-19 pandemic to assist with hospital surge capacity and provide clinicians a secure cloud-based platform to remotely manage a patient’s health. Powered by Masimo SET® Measure-through Motion and Low Perfusion™ technology, the tetherless single-patient-use sensor (Radius PPG™) provides continuous respiration rate and oxygen saturation monitoring, with a second tetherless sensor, Radius T°™, for continuous temperature measurements. Patient data is sent securely via Bluetooth to the Masimo SafetyNet™ mobile application.
Radius T°™ Continuous Thermometer is a wearable wireless thermometer that continuously and seamlessly measures temperatures using a small, inconspicuous, wearable sensor that can be easily applied to anyone from children to elderly adults with no action needed after initial application to the skin. Radius T°™ eliminates manual measurements while providing continuous insight into changes in the user's temperature and helps users understand which way their temperature is trending. In addition, Radius T°™ uses proprietary algorithms to provide body temperature measurements, for users five years or older, that approximate oral temperature, not just external skin temperature, with laboratory accuracy within ±0.1°C, whereas other thermometry solutions typically have laboratory accuracy within ±0.2°C.
Masimo Sleep™ was designed to help consumers better understand the quality of their sleep. Masimo Sleep™ is fueled by the same expertise in signal processing and sensor development that drives our hospital products used by leading institutions to monitor millions of patients a year.
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
______________
(1)Vital signs measurements include, but are not limited to, SpO2, peripheral venous oxygen saturation, mixed venous oxygen saturation, fetal oximetry, sudden infant death syndrome, ECG, blood pressure (noninvasive blood pressure, invasive blood pressure and continuous noninvasive blood pressure), temperature, respiration rate, CO2, pulse rate, cardiac output, EEG, perfusion index, depth of anesthesia, cerebral oximetry, tissue oximetry and/or EMG, and associated features derived from these measurements, such as 3D alarm®, PVi® and other features.
(2)Non-vital signs measurements include the body fluid constituents other than vital signs measurements and include, but are not limited to, carbon monoxide, methemoglobin, blood glucose, hemoglobin and bilirubin.
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
Change in Control. The Cross-Licensing Agreement provides that, upon a change in control:
•if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark, all rights to the “Masimo” trademark will be assigned to Cercacor;
•the option to license technology developed by Cercacor for use in blood glucose monitoring will be deemed automatically exercised and a $2.5 million license fee for this technology will become immediately payable to Cercacor; and
•the minimum aggregate annual royalties payable to Cercacor for carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and/or glucose will increase to $15.0 million per year until the exclusivity period of the agreement ends, plus up to $2.0 million for each additional measurement with no maximum ceiling for non-vital sign measurements.
For purposes of the Cross-Licensing Agreement, a change in control includes any of the following with respect to us or Cercacor:
•the sale of all or substantially all of either company’s assets to a non-affiliated third-party;
•the acquisition by a non-affiliated third-party of 50% or more of the voting power of either company;
•Joe Kiani, our Chief Executive Officer and the Chief Executive Officer of Cercacor, resigns or is terminated from his position with either company; or
•the merger or consolidation of either company with a non-affiliated third-party.
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
Product Clearance and Approval Requirements
Many of our products are regulated by numerous government agencies, the most significant of which are the U.S. FDA, the national authorities in the European Union (EU) and the United Kingdom (UK), and MHLW in Japan. In addition, there are government agencies that regulate our products in other countries, whose requirements vary substantially from country to country. These agencies require us to comply with laws that regulate the design, development, clinical trials, testing, manufacture, packaging, labeling, storage, distribution, import, export and promotion of many of our products.

In the U.S., unless an exemption applies, each medical device that we wish to market in the U.S. must, generally, first receive from the FDA either clearance of a 510(k) premarket notification or approval of a premarket application (PMA). In some cases, the device may be authorized by FDA through the de novo classification process. The FDA’s 510(k) clearance process requires us to show that our new medical device is substantially equivalent to a legally marketed “predicate” medical device and usually takes from four to nine months, but it may take longer. The PMA process requires us to demonstrate through valid scientific evidence that there is reasonable assurance of safety and effectiveness of the device for its intended use. The PMA process is much more costly, lengthy and uncertain than the process of obtaining 510(k) clearance. Both 510(k) and PMA submissions are subject to user fees. The FDA determines the appropriate process based on the risk classification of the medical device. There are three classifications, from Class I to Class III. The majority of our current regulated products have been deemed Class II devices, requiring 510(k) clearance, while some have been deemed Class I devices.
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
In the EU, medical devices are currently subject to the Medical Devices Directive 93/42/EEC (MDD). Under the MDD, a medical device may only be placed on the market within the EU if it conforms to certain “essential requirements”. Key requirements include that a medical device achieves its intended performance and does not compromise the clinical condition or safety of patients or the safety and health of users and others, and bears the CE Mark. A medical device that conforms to such essential requirements can bear a CE Mark, which allows the device to be placed on the market throughout the EU. Each medical device that we wish to market in the EU must conform to these requirements.
Conformity is determined through an assessment procedure, which depends upon the risk classification of the device. For our EU medical devices, conformity assessment generally involves a notified body. Notified bodies are often private entities that are authorized or licensed by government authorities to perform, or otherwise have oversight over, such assessments. Notified bodies may also review a manufacturer’s quality systems. If the conformity assessment is successfully completed, the manufacturer may apply a CE Mark to the product. This allows the general commercializing of a product in the EU. However, the product can also be subject to local registration requirements depending on the country.
On May 26, 2021, the existing MDD will be repealed and replaced by the Medical Devices Regulation (EU) 2017/745 (MDR). The MDR is similar to the MDD, though it includes significantly more stringent requirements, notably stronger conformity assessment procedures, greater control over notified bodies and their standards, increased transparency, and more robust device vigilance requirements. The MDR will apply to the medical devices we commercialize in the EU after May 26, 2021. However, the MDR is subject to certain transitional periods that enable certain notified body certificates to remain valid beyond 2021. For some of our devices, this could be as late as May 2024.
The UK exited the EU on December 31, 2020 (Brexit). The UK does not intend to implement the MDR into the laws of Great Britain (England, Scotland and Wales). Northern Ireland is an exception where the MDR will continue to apply. Great Britain instead introduced a new, standalone medical devices framework. Currently, this aligns closely to the MDD. Instead of a CE mark, medical devices marketed in Great Britain must bear a UKCA mark. However, EU CE marks will continue to be recognized in Great Britain until June 30, 2023, as will certificates issued by EU-recognized notified bodies. This arrangement is not reciprocated in the EU. Each medical device that we wish to market in the UK must comply with the national laws in the UK, which going forward may differ from the laws in the EU.
Continuing FDA Regulation
Clinical trials involving medical devices are subject to FDA regulation. Among other requirements, clinical trial sponsors must comply with requirements related to informed consent, Institutional Review Board (IRB) approval, monitoring, reporting, record-keeping, labeling and promotion. If the study involves a significant risk device, the sponsor must obtain FDA approval of an investigational device exemption in addition to IRB approval prior to beginning the study. Information regarding certain device clinical trials must also be submitted to a public database maintained by the National Institutes of Health.
After a device is approved and placed on the market, numerous regulatory requirements continue to apply. These regulatory requirements include, but are not limited to, the following: product listing and establishment registration; adherence to the Quality System Regulation (QSR) which requires stringent testing, control, documentation and other quality assurance procedures for the design, manufacture, storage and handling of devices; labeling requirements and FDA prohibitions against the promotion of off-label uses or indications; adverse event and device malfunction reporting; post-approval restrictions or conditions, including post-approval clinical trials or other required testing; post-market surveillance requirements; the FDA’s recall authority, whereby it can ask for, or require, the recall of products from the market; and requirements relating to voluntary corrections or removals. Device manufacturers are subject to announced and unannounced inspections by the FDA to evaluate compliance with these requirements.

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
Import and Export Requirements
To import a device, the importer must file an entry notice and bond with the United States Bureau of Customs and Border Protection (CBP). All devices are subject to FDA examination before release from CBP. Any article that appears to be in violation of the Federal Food, Drug and Cosmetics Act (FDCA) may be refused admission and a notice of detention and hearing may be issued. If the FDA ultimately refuses admission, the CBP may issue a notice for redelivery and, if a company fails to redeliver the goods or otherwise satisfy CBP and the FDA with respect to their disposition, may assess liquidated damages for up to three times the value of the lot. The CBP also imposes its own regulatory requirements on the import of our products, including inspection and possible sanctions for noncompliance.
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
Foreign countries often require, among other things, a Certificate of Foreign Government (CFG) for export. To obtain a CFG, the device manufacturer must apply to the FDA. The FDA certifies that the product has been granted clearance or approval in the United States and that the manufacturing facilities were in compliance with the FDA’s QSR regulations at the time of the last FDA inspection.
Conflict Minerals and Supply Chain
We are subject to certain SEC rules adopted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning “conflict minerals” (generally tin, tantalum, tungsten and gold), From January 1, 2021, similar rules are in force in the EU. Certain of these conflict minerals are used in the manufacture of our products. Although the U.S. rules are being challenged in court, in their present form they require us to investigate the source of any conflict minerals necessary to the production or functionality of our products. If any such conflict minerals originated in the Democratic Republic of the Congo or adjoining countries (the DRC region), we must undertake comprehensive due diligence to determine whether such minerals financed or benefited armed groups in the DRC region. Since our supply chain is complex, our ongoing compliance with these rules could affect the pricing, sourcing and availability of conflict minerals used in the manufacture of our products.
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
Data Privacy and Protection of Health and Other Personal Information
Data protection legislation is becoming increasingly common in the United States at both the federal and state level. For example, the California Consumer Privacy Act of 2018 (CCPA), which became effective on January 1, 2020, requires us to make disclosures to consumers about our data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties, and provides a cause of action for data breaches. The CCPA, together with the newly passed Consumer Privacy Rights Act, which is effective beginning January 1, 2023, is the most comprehensive data privacy law in the United States, and could be the precursor to other similar legislation in other states or at the federal level. Internationally, the General Data Protection Regulation (GDPR) took effect in May 2018 within the European Economic Area (EEA) and many EEA jurisdictions. Other jurisdictions outside of the EEA have also adopted their own data privacy and protection laws. We have implemented, and continue to implement, procedures and processes to comply with these regulations and, as international data privacy and protection laws continue to evolve, and as new regulations, interpretive guidance and enforcement information become available, we may incur incremental costs to modify our business practices to comply with these requirements. In addition, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents.
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
Markets
Competitive Conditions
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
Medtronic sells its own brand of Nellcor pulse oximeters to end-users, sells pulse oximetry modules to other monitoring companies on an OEM basis, and licenses to certain OEMs the right to make their pulse oximetry platforms compatible with their sensors. We also face substantial competition from larger medical device companies, including companies that develop products that compete with our proprietary Masimo SET® and our OEM partners. We believe that a number of companies have announced products that claim to offer motion-tolerant accuracy. In addition, some of our patents have expired and others will expire over time in accordance with the laws of the jurisdiction in which they were issued.
We believe that the principal competitive factors in the market for pulse oximetry products include:
•accurate monitoring during both patient motion and low perfusion;
•ability to introduce other clinically beneficial measurements related to oxygenation and respiration, such as noninvasive and continuous oxygen reserve index and hemoglobin;
•competitive pricing;
•brand recognition and perception of innovation abilities;
•sales and marketing capability;
•access to hospitals which are members of GPOs;
•access to integrated delivery networks;
•access to OEM partners; and
•patent protection.
Market Demand
We currently sell all of our medical products both directly to hospitals and the alternate care market via our sales force and various distributors in the U.S. and around the world, including Europe, the Middle East, Asia, Latin America, Canada and Australia. We sell our non-medical/consumer products through e-commerce Internet sites such as www.masimopersonalhealth.com and www.amazon.com.
Our sales and marketing strategy for pulse oximetry has been, and will continue to be, focused on building end-user awareness of the clinical and cost-saving benefits of our technologies. Our sales representatives’ primary focus is to facilitate the conversion of competitor accounts to our Masimo SET® pulse oximetry and rainbow SET® Pulse CO-Oximetry® products, to expand the use of Masimo SET® and Patient SafetyNet™ on the general floor and to create and expand the use of rainbow® measurements in both critical care and non-critical care areas. In addition to sales representatives, we employ clinical specialists to work with our sales representatives to educate end-users on the benefits of Masimo SET® and assist with the introduction and implementation of our technology and products to their sites.

For the year ended January 2, 2021, two just-in-time distributors, Medline Industries and Cardinal Health, represented approximately 11.5% and 10.1%, respectively, of our total revenue. These were the only two customers that represented 10% or more of our revenue for the year ended December 28, 2019. Importantly, these two distributors take and fulfill orders from our direct customers, many of which have signed long-term sensor purchase agreements with us. If a specific just-in-time distributor is unable to fulfill these orders, the orders would be redirected to other distributors or fulfilled directly by us.
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
In order to facilitate our U.S. direct sales to hospitals, we have signed contracts with what we believe to be the five largest national GPOs in the U.S., based on the total volume of negotiated purchases. In return for the GPOs putting our products on contract, we have agreed to pay the GPOs a percentage of our revenue from their member hospitals. In 2020 and 2019, revenue from the sale of our pulse oximetry products to hospitals that are associated with GPOs amounted to $564.0 million and $517.6 million, respectively.
Resources
Intellectual Property
We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property rights and measures to protect our intellectual property.
We have developed a patent portfolio internally, and, to a lesser extent, through acquisitions and licensing, that covers many aspects of our product offerings. As of January 2, 2021, we had approximately 800 issued patents and approximately 500 pending applications in the U.S., Europe, Japan, Australia, Canada and other countries throughout the world. Our patents expire in accordance with the laws of the particular jurisdiction in which they were issued, which sometimes change. Additionally, as of January 2, 2021, we owned approximately 90 U.S. registered trademarks and approximately 300 foreign registered trademarks, as well as trade names that we use in conjunction with the sale of our products. Our trademarks are perpetually renewable.
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

Manufacturing
Our strategy is to manufacture products in-house when it is efficient and cost-effective for us to do so. We currently manufacture our bedside and handheld pulse oximeters, our full line of disposable and reusable sensors and most of our patient cables in-house or through captive contract maquiladora operations. We maintain an approximate 70,700 square foot manufacturing facility in Irvine, California, and two separate manufacturing facilities in Mexicali and San Luis Rio Colorado, Mexico that have combined square footage of approximately 333,400 square feet. All three of these facilities are International Organization for Standardization (ISO) 13485:2016 certified. We also maintain an approximate 86,500 square foot facility in Hudson, New Hampshire, a portion of which is used to manufacture advanced light emitting diodes and other advanced component-level technologies.
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
Human Capital Resources
Core to our long-term strategy for human capital is attracting, developing and retaining the best talent globally with the right skills to drive our future success. We consider our employees to be our greatest assets and the greatest strength behind our innovation and success. We seek to attract and retain highly-talented, experienced and well-educated individuals to support our long-term growth and profitability goals.
Our success and future growth is largely dependent on our ability to retract, retain and develop a diverse workforce at all levels of the organization. To succeed, we have developed key recruitment and retention strategies that we focus on as part of our overall management of our business. These include:
•Compensation. Our compensation programs are designed to align the compensation of our employees with their performance and to provide the proper incentives to attract and retain employees while motivating them to achieve superior results. The structure of our compensation programs balance incentive earnings for both short-term and long-term performance.
▪Our executive compensation is aligned with stockholder interests by aligning pay-for-performance metrics.
▪We utilize nationally-recognized compensation consultants to evaluate our executive compensation benefit programs and provide benchmarking against our peer groups.
▪We provide employee wages that are competitive and consistent with employee positions, experience, skills, knowledge and geography.
▪Our annual increases and cash incentives are based on market and awarded based on merit.
▪We offer a wide variety of benefits, including health insurance, paid time off, retirement plans, and voluntary benefits such as financial and personal wellness benefits, etc.
•Health and Safety. We are committed to the safety and well-being of our employees. In response to the COVID-19 pandemic, we implemented changes to our business in an effort to protect our employees and customers and in support of the health and safety protocols. A large majority of our workforce has been working remotely since March 2020, and we instituted safety protocols and procedures for our essential employees who continue to work on site. We installed plexiglass partitions for our manufacturing/assemblies facilities and implemented extensive cleaning sanitation procedures for our both manufacturing/assembly facilities and our general administration and sales facilities.

•Developing Leaders of Tomorrow/Succession Planning. We are committed to identifying and developing the talents of our next generation of leaders. Our executive management team conducts an annual organization and leadership review of all business leaders, focusing on our high-performing and high potential talent, diversity, and the succession planning for critical roles.
•Employee Feedback and Retention. In November 2020, we were certified as a Great Place to Work®, earning a positive response of 84%, proving that we have created an amazing employee experience. To assess and improve employee retention and engagement, we survey employees with the assistance of third-party consultants, and take actions to address areas of employee concerns. The average tenure of our employee is approximately 5.5 years and more than 20% of our employees have been employed by us for more than ten years.
•Diversity. In fiscal 2020, our workforce grew at a faster pace than past years, increasing from approximately 1,600 full-time employees and approximately 3,700 dedicated contract personnel worldwide as of December 28, 2019 to 2,000 full-time employees and approximately 4,200 dedicated contract personnel worldwide as of January 2, 2021. Of our full-time employees, approximately 65% were male and approximately 35% were female, and women represented approximately 27% of our management/leadership roles. Minorities represented approximately 49% of our U.S. workforce, of which minorities accounted for approximately 39% of the employees in our management/leadership roles.
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at our website, www.masimo.com, as soon as reasonably practicable after electronically filing such reports with the SEC. Any information contained on, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Annual Report on Form 10-K.

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
Summary of Material Risk Factors
Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary, and other risks that we face, can be found following this summary and should be carefully considered together with all of the other information appearing in this Annual Report on Form 10-K.
•We currently derive the majority of our revenue from our Masimo SET® platform, Masimo rainbow SET® platform and related products. If these technologies and related products do not continue to achieve market acceptance, our business, financial condition and results of operations would be adversely affected.
•Some of our products are in development or have been recently introduced into the market and may not achieve market acceptance, which could limit our growth and adversely affect our business, financial condition and results of operations.
•Our ability to commercialize new products, new or improved technologies and additional applications for Masimo SET® and our licensed rainbow® technology is limited to certain markets by our Cross-Licensing Agreement with Cercacor Laboratories, Inc. (Cercacor), which may impair our growth and adversely affect our business, financial condition and results of operations.
•We face competition from other companies, many of which have substantially greater resources than we do. If we do not successfully develop and commercialize enhanced or new products that remain competitive with products or alternative technologies developed by others, we could lose revenue opportunities and customers, and our ability to grow our business would be impaired, adversely affecting our financial condition and results of operations.
•We depend on our domestic and international OEM partners for a portion of our revenue. If they do not devote sufficient resources to the promotion of products that use our technologies, our business would be harmed.
•If we fail to maintain or develop relationships with GPOs, sales of our products would decline.
•Inadequate levels of coverage or reimbursement from governmental or other third-party payers for our products, or for procedures using our products, may cause our revenue to decline or prevent us from realizing revenues from future products.
•Consolidation in the healthcare industry could lead to demands for price concessions or to the exclusion of existing market participants from certain markets, which could have an adverse effect on our business, results of operations or financial condition.
•Our customers may reduce, delay or cancel purchases due to a variety of factors, such as lower hospital census levels or third-party guidelines, which could adversely affect our business, financial condition and results of operations.
•The loss of any large customer or distributor, or any cancellation or delay of a significant purchase by a large customer, could reduce our net sales and harm our operating results.
•Counterfeit Masimo sensors and third-party medical device reprocessors that reprocess our single-patient-use sensors may harm our reputation. Also, these counterfeit and third-party reprocessed sensors, as well as genuine Masimo reprocessed sensors, are sold at lower prices than new Masimo sensors and could cause our revenue to decline, which may adversely affect our business, financial condition and results of operations.
•If the patents we own or license, or our other intellectual property rights, do not adequately protect our technologies, we may lose market share to our competitors and be unable to operate our business profitably.
•If third parties claim that we infringe their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling certain products.
•We believe competitors may currently be violating and may in the future violate our intellectual property rights. As a result, we may initiate litigation to protect and enforce our intellectual property rights, which may result in substantial expense and may divert management’s attention from implementing our business strategy.
•Our failure to obtain and maintain FDA clearances or approvals on a timely basis, or at all, would prevent us from commercializing our current, upgraded, or new products in the U.S., which could severely harm our business.

•We may be subject to or otherwise affected by federal and state healthcare laws, including fraud and abuse laws, and could face substantial penalties if we are unable to fully comply with these laws.
•Legislative and regulatory changes in the healthcare industry could have a negative impact on our financial performance. Furthermore, our business, financial condition, results of operations and cash flows could be significantly and adversely affected by healthcare reform legislation in the U.S. or in our key international markets.
•The failure of our OEM partners to obtain required FDA clearances or approvals for products that incorporate our technologies could have a negative impact on our revenue.
•If we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.
•Failure to obtain regulatory authorizations in foreign jurisdictions may prevent us from marketing our products abroad.
•Modifications to our marketed devices may require new regulatory clearances or premarket approvals, or may require us to cease marketing or to recall the modified devices until clearances or approvals are obtained.
•Regulatory reforms may impact our ability to develop and commercialize our products and technologies.
•If our products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury, we will be subject to medical device reporting regulations, and may need to initiate voluntary corrective actions such as the recall of our products.
•Promotion of our products using claims that are off-label, unsubstantiated, false or misleading could subject us to substantial penalties.
•The regulatory environment governing information, cybersecurity and privacy laws is increasingly demanding and continues to evolve.
•Our business, financial condition and results of operations may be adversely affected by the COVID-19 pandemic.
•If we are unable to obtain key materials and components from sole or limited source suppliers, we will not be able to deliver our products to customers.
•If our essential employees who are unable to telework become ill or otherwise incapacitated, our operations may be adversely impacted.
•Future strategic initiatives, including acquisitions of businesses and strategic investments, could negatively affect our business, financial condition and results of operations if we fail to integrate the acquired businesses successfully into our existing operations or achieve the desired results of our investment.
•Our credit agreement contains certain covenants and restrictions that may limit our flexibility in operating our business.
•We may experience conflicts of interest with Cercacor with respect to business opportunities and other matters.
•We will be required to assign to Cercacor and pay Cercacor for the right to use certain products and technologies we develop that relate to the monitoring of non-vital sign parameters, including improvements to Masimo SET®.
•In the event that the Cross-Licensing Agreement is terminated for any reason, or Cercacor grants a license to rainbow® technology to a third-party, our business would be adversely affected.
•We may not be able to commercialize our products incorporating licensed rainbow® technology cost-effectively or successfully.
•Rights provided to Cercacor in the Cross-Licensing Agreement may impede a change in control of our company.
•Concentration of ownership of our stock among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.
•Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock.
•Our bylaws provide that the state or federal courts located within the State of Delaware are the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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
In December 2020, we acquired a majority ownership of LiDCO Group, PLC, and added hemodynamic monitoring solutions to our product portfolio. The hemodynamic monitoring solutions provide clinicians with access to patients’ cardiac output, stroke volume and systemic vascular resistance. We may not be able to achieve market acceptance of the hemodynamic monitoring solutions, and any potential revenue from it could be limited, which would adversely affect our business, financial condition and result of operations.

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
Continuing technological advances and new product introductions within the medical device industry place our products at risk of obsolescence. For example, in September 2020, Apple, Inc. announced that its Apple Watch Series 6 includes a pulse oximetry monitoring feature, which may compete with certain of our existing products and products in development, including the consumer versions of our iSpO2® and MightySat® pulse oximeters. Our long-term success depends upon the development and successful commercialization of new products, new or improved technologies and additional applications for our existing technologies. The research and development process is time-consuming and costly and may not result in products or applications that we can successfully commercialize. In particular, we may not be able to successfully commercialize our products for applications other than arterial blood oxygen saturation and pulse rate monitoring, such as for respiration rate, hemoglobin, carboxyhemoglobin and methemoglobin monitoring. In addition, we may not be able to develop and successfully commercialize new products and technologies that we acquire. For example, in March 2020, we acquired TNI® and added TNI softFlow® technology to our product portfolio. As this is our first therapeutic product, we may not be able to successfully commercialize the TNI softFlow® technology for respiratory support applications. Also, in December 2020, we acquired majority ownership of LiDCO Group, PLC, and added hemodynamic monitoring solutions to our product portfolio. As these are our first therapeutic and hemodynamic monitoring solutions, we may not be able to successfully commercialize or obtain market acceptance of these products.

If we do not successfully adapt our products and applications both within and outside these measurements, we could lose revenue opportunities and customers. Furthermore, one or more of our competitors may develop products that are substantially equivalent to those of our products that are cleared or approved for use, or those of our original equipment manufacturer (OEM) partners, in which case a competitor of ours may use our products or those of our OEM partners as predicate devices to more quickly obtain regulatory clearance or approval of their competing products. Competition could result in pressure from our customers to reduce the price of our products and could cause them to place fewer orders for our products, which could, in turn, cause a reduction in our revenues and product gross margins, thereby adversely impacting our business, financial condition and results of operations.
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
We have a concentration of OEM, distribution and direct customers. For example, sales to two just-in-time distributors each represented 10% or more of our product sales for the fiscal year ended January 2, 2021. We cannot provide any assurances that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results.
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
Our royalty and other revenue has historically consisted primarily of royalties received from Medtronic plc (Medtronic) related to its U.S. sales, and more recently, revenue from non-recurring engineering (NRE) services for a certain OEM customer. However, Medtronic is no longer required to pay us royalties and we have completed the majority of our contracted NRE services. We have not replaced this royalty and NRE services revenue with similar revenues, and such loss of revenue had an adverse effect on our results of operations for the fiscal year ended January 2, 2021.
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
Unless an exemption applies, each medical device that we market in the U.S. must first undergo premarket review pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA) by receiving clearance of a 510(k) premarket notification, receiving clearance through the de novo classification review process or obtaining approval of a premarket approval (PMA) application. Even if regulatory clearance or approval of a product is granted, the U.S. Food and Drug Administration (FDA) may clear or approve our products only for limited indications for use. Additionally, the FDA may not grant 510(k) clearance on a timely basis, if at all, for new products or new uses that we propose for Masimo SET® or licensed rainbow® technology.
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
Even though 510(k) clearances have been obtained, if safety or effectiveness problems are identified with our pulse oximeters incorporating Masimo SET® and licensed rainbow® technology, patient monitor devices, sensors, cables and other products, we may need to initiate a recall of such devices. Furthermore, our new products or significantly modified marketed products could be denied 510(k) clearance and be required to undergo the more burdensome PMA or de novo classification review processes. The process of obtaining a de novo classification or PMA approval is much more costly, lengthy and uncertain than the process for obtaining 510(k) clearance.
De novo classification review generally takes six months to one year from the time of submission of the de novo request, although it can take longer. Approval of a PMA generally takes one year from the time of submission of the PMA, but may be longer.

We sell consumer versions of our iSpO2® and MightySat® pulse oximeters that are not intended for medical use. Some of our products or product features may not be subject to the 510(k) process and/or other regulatory requirements in accordance with specific FDA guidance and policies, such as the FDA guidance related to mobile medical applications. In addition, some of our products or product features may not be subject to device regulation pursuant to Section 520(o) of the FDCA, which excludes certain software functions from the statutory definition of a device. In addition, we may market certain products pursuant to enforcement discretion policies the FDA has recently announced to address the need for these products as a result of the COVID-19 pandemic. Such policies only remain in effect during the public health emergency, such that we will need to seek clearance or approval of such products to continue marketing these products at the end of the COVID-19 pandemic. If the FDA changes its policies or concludes that our marketing of these products is not in accordance with its current policies and/or Section 520(o) of the FDCA, we may be required to seek clearance or approval of these devices through the 510(k), de novo classification review or PMA processes.
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
Furthermore, foreign regulatory requirements may change from time to time, which could adversely affect our ability to market new products, and/or continue to market existing products, internationally. Certain significant changes in the international regulatory landscape have recently taken place or will take place in the near future. These include the new EU Medical Devices Regulation (EU) 2017/745 (MDR) coming into effect from May 26, 2021 and a new regulatory regime applying in the UK from January 1, 2021 as a result of the UK’s exit from the EU on December 31, 2020 (Brexit).
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

In the EU, for example, the new Medical Devices Regulation (EU) 2017/745 (MDR) will apply to our medical devices from May 26, 2021. The MDR will require medical devices and their manufacturers to comply with more stringent standards than before. The MDR also imposes new and enhanced obligations on importers and distributors of medical devices in the EU. Although the MDR is subject to certain transitional periods, both we and others involved in the distribution and commercialization of our medical devices in the EU will need to comply with more stringent EU rules.
Due to Brexit, from January 1, 2021, a new regulatory framework applies to medical devices commercialized in Great Britain (England, Scotland and Wales). This is now separate to the regime in the EU. Although certain transition periods apply until June 30, 2023, the medical devices we intend to commercialize in Great Britain will need to conform to different requirements than the requirements in the EU. These factors are likely to add more complexity to our regulatory compliance obligations in Europe and our ability to commercialize medical devices in European markets.
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
Changes in the healthcare industry in the U.S. and abroad could adversely affect the demand for our products and the way in which we conduct our business. For example, the Patient Protection and Affordable Care Act (the ACA), enacted in 2010, required most individuals to have health insurance, established new regulations on health plans, created insurance-pooling mechanisms and reduced Medicare spending on services provided by hospitals and other providers. The long-term viability of the ACA, and its impact on our business and results of operations, remains uncertain. There have also been recent U.S. Congressional actions to repeal and replace the ACA, and future actions are expected. For example, the Tax Cuts and Jobs Act of 2017 (TCJA), among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage effective January 1, 2019.
In December 2018, a federal district court judge in Texas found the ACA’s individual mandate to be unconstitutional; and therefore, the entire law to be invalid. In December 2019, the Fifth Circuit affirmed the ruling regarding the individual mandate but remanded the case to the district court for additional analysis of the question of severability and whether portions of the law remain valid. In November 2020, the U.S. Supreme Court heard the case and is expected to issue an opinion by June 2021. Although we cannot predict the ultimate content or timing of any healthcare reform legislation or court challenges to the ACA, potential changes resulting from any amendment, repeal, replacement or invalidation of these programs, including any reduction in the future availability of healthcare insurance benefits, may decrease the number of people who are insured, which could adversely affect our business and future results of operations.
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
Risks Related to Our Business and Operations
Our business, financial condition and results of operations may be adversely affected by the COVID-19 pandemic.
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
The adverse effects of the COVID-19 pandemic on our business could be material in future periods, particularly if there are significant and prolonged economic slowdowns in regions where we derive a significant amount of our revenue or profit, or where our suppliers are located, or if we are forced to close facilities and limit or cease manufacturing operations for extended periods of time. Although we are currently experiencing an increase in the demand for our products, we could experience delays in receipt of customer payments. In addition, our ability to fulfill orders placed with us within the order’s specified time line and for the cost we estimated when we accepted the order may be negatively affected. Furthermore, we are unable to determine if the increase we are experiencing in the demand for our products is being driven by increased usage of our products or the stockpiling of our products by our customers, the latter of which could result in the delay or cancellation of future orders until such on-hand inventory is consumed. These factors could lead to a reduction in revenues, unfavorable gross margin impact due to product mix, and/or a delay in cash flows in future periods and have a material adverse effect on our business, financial condition and results of operations.
The COVID-19 pandemic has also led to extreme volatility in capital markets and a decline in interest rates, and has adversely affected, and may continue to adversely affect, the market price of our common stock. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, a continued or widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. The extent to which COVID-19 impacts our business and financial results continues to depend on numerous evolving factors that we are not able to accurately predict.
If our essential employees who are unable to telework become ill or otherwise incapacitated, our operations may be adversely impacted.
As a medical device manufacturer, we believe we fall within a “critical essential infrastructure” sector, specifically the “Healthcare/Public Health” sector, and we are considered exempt under various stay at home/shelter in place orders (Stay at Home Orders), including the Blueprint for a Safer Economy first implemented in August 2020 and the Stay Home Order in effect since March 2020, each of which places certain restrictions on persons and businesses in California. Accordingly, our employees in California and other locations may continue to work because of the importance of our operations to the health and well-being of citizens in the states in which we operate. Consistent with these Stay at Home Orders, we have implemented telework policies wherever possible for appropriate categories of “nonessential” employees. “Essential” employees that are unable to telework continue to work at our facilities. We have implemented a number of safety measures for our facilities, including social distancing, face covering, temperature checking and increased sanitation standards. We are following guidance from the Center for Disease Control and the Occupational Safety and Health Administration regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure, based on the direct threat that such exposure may present to our workforce. While we have developed and implemented, and continue to develop and implement, health and safety guidelines in an effort to try to mitigate the negative impact of COVID-19, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that our employees will not otherwise be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.
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

If we are unable to obtain key materials and components from sole or limited source suppliers, we will not be able to deliver our products to customers.
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

Further, our ability to benefit from future acquisitions and/or external strategic investments depends on our ability to successfully conduct due diligence, negotiate acceptable terms, evaluate prospective opportunities and bring acquired technologies and/or products to market at acceptable margins and operating expense levels. For example, in March 2020, we acquired TNI® and added TNI softFlow® technology to our product portfolio. In addition, in December 2020, we acquired a majority of ownership of LiDCO Group, PLC, which specializes in hemodynamic monitoring solutions. As these are our first therapeutic and hemodynamic monitoring solutions, the integration of these technologies may require substantial management time and attention and may divert attention and resources from other important areas, including our existing business and product lines, and we may not be able to sell the TNI softFlow® technology and hemodynamic monitoring solutions at acceptable margins and operating expense levels. Our failure in any of these tasks could result in unforeseen liabilities associated with an acquired company, acquiring a company on unfavorable terms or selecting and eventually acquiring a suboptimal acquisition target.
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
In addition, under our Credit Facility, we are required to satisfy and maintain specified financial ratios and other affirmative covenants. Our ability to meet those financial ratios and affirmative covenants could be affected by events beyond our control and, therefore, we cannot be assured that we will be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under our Credit Facility. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under the Credit Facility immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. See Note 15 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Annual Report on Form 10-K for additional information on our Credit Facility.

Risks Related to Our Stock
Concentration of ownership of our stock among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.
As of January 2, 2021, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 9.4% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests.
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
Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes our Board to issue up to 5.0 million shares of “blank check” preferred stock. As a result, without further stockholder approval, our Board has the authority to attach special rights, including voting and dividend rights, to this preferred stock, including pursuant to a stockholder rights plan. With these rights, preferred stockholders could make it more difficult for a third-party to acquire us. In addition, our certificate of incorporation provides for a staggered Board, whereby directors serve for three-year terms, with one-third of the directors coming up for reelection each year. A staggered Board will make it more difficult for a third-party to obtain control of our Board through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our Board.
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
Our bylaws provide that the state or federal courts located within the State of Delaware are the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that the state or federal courts located within the State of Delaware are the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees or stockholders to our stockholders, (iii) any action asserting a claim against us arising pursuant to the General Corporation Law of the State of Delaware, our certificate of incorporation or our bylaws or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine. However, this choice of forum provision does not apply to (a) actions in which the Court of Chancery in the State of Delaware concludes that an indispensable party is not subject to the jurisdiction of Delaware courts, or (b) actions in which a federal court has assumed exclusive jurisdiction to a proceeding. This choice of forum provision is not intended to apply to any actions brought under the Securities Act of 1933, as amended (the Securities Act), or the Securities Exchange Act of 1934, as amended (the Exchange Act). Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees or stockholders, which may discourage such lawsuits against us and our directors, officers and other employees or stockholders.

Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition and results of operations.
General Risk Factors
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
In addition, the methods, estimates and judgments that we use in applying our accounting policies are, by their nature, are subject to substantial risks, uncertainties and assumptions. Factors may arise over time that lead us to change our methods, estimates and judgments, the impact of which could significantly affect our results of operations. See “Critical Accounting Estimates” contained in Part I, Item 2 of this Annual Report on Form 10-K.
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
New accounting pronouncements or taxation rules, and evolving interpretations thereof, have occurred and are likely to occur in the future. For example, in recent years, the Financial Accounting Standards Board issued new accounting standards that impact our reporting of revenue and expenses, including Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers and ASC Topic 842, Leases. Changes made by these new accounting standards not only apply prospectively, but depending on the method of adoption, may also recast previously reported results. For additional information related to the impact of new accounting pronouncements, please see Note 2 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Annual Report on Form 10-K.
In addition, the TCJA, which went into effect in December 2017, made changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, U.S. federal and state regulatory and standard-setting bodies continue to issue guidance and regulations related to the TCJA that could have a material financial statement impact on our effective tax rate in future periods. The implementation by us of new practices and processes designed to comply with, and benefit from, the TCJA and its rules and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations and financial condition.
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
We recruit professionals on a global basis and must comply with the immigration laws in the countries in which we operate, including the U.S. Some of our employees are working under Masimo-sponsored temporary work visas, including H1-B visas. Statutory law limits the number of new H1-B temporary work permit petitions that may be approved in a fiscal year. Furthermore, there is a possibility that the current U.S. immigration visa program may be significantly overhauled, and the number of H1-B visas available, as well as the process to obtain them, may be subject to significant change. Any resulting changes to this visa program could impact our ability to recruit, hire and retain qualified skilled personnel. If we are unable to obtain work visas in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. On June 22, 2020, President Trump signed an executive order temporarily halting certain work visa programs, including the H1-B visa program. The executive order took effect on June 24, 2020 and was extended in December 2020 to remain in effect until March 31, 2021. While the executive order does not impact current employees that are working under Masimo-sponsored temporary work visas, including H1-B visas, the executive order could impact our ability to recruit and hire qualified skilled personnel.

The risks inherent in operating internationally, including the purchase, sale and shipment of our components and products across international borders, may adversely impact our business, financial condition and results of operations.
We currently derive approximately 33% of our net sales from international operations. In addition, we purchase a portion of our raw materials and components from international sources. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations, including those related to conflict minerals. Compliance with such regulations is costly and we could be exposed to potentially significant penalties if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. For example, we have had sales of medical products destined for Iran.
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
In June 2016, the United Kingdom (UK) held a referendum pursuant to which voters elected to leave the EU, commonly referred to as Brexit. The UK formally left the EU on January 31, 2020 and began a transition period that ended on December 31, 2020. Although the long-term effects of Brexit have yet to be seen, and the UK is in the process of negotiating trade deals with other countries, Brexit has created additional uncertainties that may ultimately result in new regulatory costs and challenges for medical device companies and increased restrictions on imports and exports throughout Europe, which could adversely affect our ability to conduct and expand our operations in Europe and which may have an adverse effect on our business, financial condition and results of operations. Additionally, Brexit may increase the possibility that other countries may decide to leave the EU in the future.
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

The U.S. government has recently initiated substantial changes in U.S. trade policy and U.S. trade agreements, including the initiation of tariffs on certain foreign goods. In response to these tariffs, certain foreign governments instituted or are considering imposing tariffs on certain U.S. goods. In addition, the U.S. has recently negotiated new trade agreements that could impact us, including the United States-Mexico-Canada Agreement (USMCA), which went into force on July 1, 2020 and replaced the North American Free Trade Agreement. A trade war, trade barriers or other governmental actions related to tariffs, international trade agreements, import or export restrictions or other trade policies could adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, therefore, adversely affect our business, financial condition and results of operations.
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
We currently do not hedge our foreign currency exchange rate risk. As a result, changes in foreign exchange rates could have a material adverse effect on our business, financial condition and results of operations. For additional information related to our foreign currency exchange rate risk, please see Quantitative and Qualitative Disclosures about Market Risk in Part I, Item 3 of this Annual Report on Form 10-K.
We currently manufacture our products at a limited number of locations and any disruption to, expansion of, or changes in trade programs related to such manufacturing operations could adversely affect our business, financial condition and results of operations.
We rely on manufacturing facilities in California, New Hampshire and Mexico that may be affected by natural or man-made disasters. Earthquakes are of particular significance since some of our facilities are located in earthquake-prone areas. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist or terrorist organizations, epidemics, communication failures, fire, floods and similar events. Our facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair if significant damage were to result from any of these occurrences.

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
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $148.38 to $271.35 per share from December 29, 2019 to January 2, 2021. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors, including the COVID-19 pandemic. In addition to the other risk factors previously discussed in this Annual Report on Form 10-K, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:
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
As of January 2, 2021, approximately 11.1 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 3.4 million shares were subject to options outstanding at such date at a weighted-average exercise price of $77.44 per share, approximately 2.9 million shares were subject to outstanding RSUs, approximately 0.4 million shares were subject to outstanding PSUs and approximately 4.4 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 36 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution.
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

Any repurchase of our common stock under the stock repurchase plan authorized by our Board in July 2018 (2018 Repurchase Program) will be at the discretion of a committee comprised of our CEO and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. For additional information related to our 2018 Repurchase Program, please see Note 17 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Annual Report on Form 10-K.
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
We own two facilities in Irvine, California with combined square footage of approximately 314,400 that house our corporate headquarters and the majority of our U.S. research and development activities. We also own approximately 86,500 square feet of property in Hudson, New Hampshire, which is used to develop and manufacture advanced light emitting diodes and other advanced component-level technologies, as well as warehousing and administrative operations. Additionally, we own approximately 79,300 square feet of property in Neuchatel, Switzerland, that houses our international headquarters.
We continue to lease and occupy various other buildings in California and other locations in the U.S. approximating a total of 168,800 square feet for product manufacturing, warehousing, distribution and sales support operations. These leases expire from February 2022 through September 2030. We also operate multiple facilities in Mexicali and San Luis Rio Colorado, Mexico with combined square footage of approximately 333,400 square feet, which are used for manufacturing and warehousing our products under a shelter labor agreement with Industrial Vallera de Mexicali, S.A. de C.V. (IVEMSA). IVEMSA leases these manufacturing facilities directly from the owners of the properties under separate agreements that are guaranteed by us. These leases expire in August 2024.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our stock is traded on the Nasdaq Global Select Market under the symbol “MASI”. As of February 16, 2021, the closing price of our stock was $273.52 per share, and the number of stockholders of record, excluding persons whose stock is in nominee or “street name” accounts through brokers, was 18.
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
The following stock performance graph compares total stockholder returns for our common stock from January 2, 2016 through January 2, 2021 against the Nasdaq Market Composite Index and Nasdaq Medical Equipment Index, assuming a $100 investment made on January 2, 2016. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Masimo Corporation, the Nasdaq Market Composite Index, and
the Nasdaq Medical Equipment Index

$600
$500
$400
$300
$200
$100
$0
01/02/16
12/31/16
12/30/17
12/29/2018
12/28/2019
1/2/2021
Masimo Corporation
Nasdaq Composite
Nasdaq Medical Equipment

*$100 invested on 1/2/2016 in stock or in index, including reinvestment of dividends. Indexes calculated on month-end basis.
Repurchases and Withholdings of Issuer Securities
In July 2018, our Board of Directors (Board) approved a new stock repurchase program, authorizing us to purchase up to 5.0 million additional shares of its common stock over a period of up to three years (Repurchase Program). The Repurchase Program became effective in September 2018. We expect to fund the Repurchase Program through its available cash, cash expected to be generated from future operations and other potential sources of capital. The Repurchase Program can be carried out at the discretion of a committee comprised of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. Any repurchases under the Repurchase Plan are subject to the availability of stock, general market conditions, the trading price of the stock, available capital, alternative uses for capital and our financial performance. During the year ended January 2, 2021, we repurchased approximately 0.5 million shares under the Repurchase Program at an average cost of $242.40 per share, totaling approximately $110.5 million. The total remaining shares authorized for repurchase under the Repurchase Program approximated 4.3 million shares as of January 2, 2021.

Issuer Repurchases and Withholdings of Equity Securities
During the three months ended January 2, 2021, we effected stock repurchases pursuant to the Repurchase Program. Shares repurchased by us or withheld to satisfy tax withholding obligations during each fiscal month of the quarter ended January 2, 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
September 27, 2020 to October 24, 2020	—	$—	—	4,722,518
October 25, 2020 to November 21, 2020	317,950	242.35	—	4,404,568
November 22, 2020 to January 2, 2021	135,512	244.37	—	4,269,056
Total	453,462	$242.95	—	4,269,056
_____________
(1)    In July 2018, our board of directors authorized the Repurchase Program, whereby we may repurchase up to 5.0 million shares of our common stock. The Repurchase Program can be carried out at the discretion of a committee comprised of our CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions.
During the year ended January 2, 2021, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of equity grants by withholding shares of our common stock, with an aggregate fair market value on the date of vesting equal to the tax withholding obligations, from the shares of our common stock actually issued in connection with such award. Shares withheld to satisfy tax withholding obligations for the year ended January 2, 2021 and December 28, 2019 were as follows (in thousands, except per share amounts):

	Three Months Ended		Year Ended
	January 2, 2021(1)	December 28, 2019	January 2, 2021(1)		December 28, 2019
Shares withheld	8,464	—	18,750	‘(1)	1
Average cost per share	$252.72	$—	$203.01		$105.52
Value of shares withheld	$2,139	$—	$3,807		$123
_____________
(1)    Also included here is the option cost due upon the exercise of stock options that was paid by delivering the shares previously owned by the participant.

ITEM 6.     SELECTED FINANCIAL DATA
The following tables reflect selected financial data derived from our consolidated financial statements for each of the last five years. The consolidated statement of operations data for the years ended January 2, 2021, December 28, 2019 and December 29, 2018 and the consolidated balance sheet data as of January 2, 2021 and December 28, 2019 were derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 30, 2017 and December 31, 2016, and the consolidated balance sheet data as of December 29, 2018, December 30, 2017 and December 31, 2016 were derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.
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

	Year Ended January 2, 2021	Year Ended December 28, 2019	Year Ended December 29, 2018	Year Ended December 30, 2017(1)	Year Ended December 31, 2016(1)
	(in thousands, except per share amounts)
Statement of Operations:
Revenue:
Product	$1,143,744	$936,408	$829,874	$738,242	$673,962
Royalty and other revenue	—	1,429	28,415	52,006	38,936
Total revenue	1,143,744	937,837	858,289	790,248	712,898
Cost of goods sold	400,679	308,665	283,397	268,216	234,560
Gross profit	743,065	629,172	574,892	522,032	478,338
Operating expenses:
Selling, general and administrative	369,057	314,661	285,417	273,011	254,707
Research and development	118,659	93,295	81,006	65,234	57,686
Litigation settlement, award and/or defense costs	(474)	—	425	—	(270,000)
Total operating expenses	487,242	407,956	366,848	338,245	42,393
Operating income	255,823	221,216	208,044	183,787	435,945
Non-operating income (expense)	7,913	12,950	5,732	2,013	(2,429)
Income before provision for income taxes	263,736	234,166	213,776	185,800	433,516
Provision for income taxes	23,454	37,950	20,233	61,011	122,419
Net income including noncontrolling interest	240,282	196,216	193,543	124,789	311,097
Net loss attributable to noncontrolling interest	20	—	—	—	—
Net income attributable to Masimo Corporation stockholders	$240,302	$196,216	$193,543	$124,789	$311,097

Net income per share attributable to Masimo Corporation stockholders:
Basic	$4.39	$3.67	$3.70	$2.42	$6.28
Diluted	$4.14	$3.44	$3.45	$2.23	$5.85
Weighted-average number of common shares:
Basic	54,700	53,434	52,296	51,516	49,530
Diluted	58,037	57,100	56,039	55,874	53,195

	January 2, 2021	December 28, 2019	December 29, 2018	December 30, 2017(1)	December 31, 2016(1)
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$641,447	$687,687	$552,490	$315,302	$305,970
Working capital	867,329	823,843	642,722	430,041	289,830
Total assets	1,712,552	1,396,128	1,154,818	905,436	814,352
Total debt	—	—	—	—	71
Total equity	1,407,640	1,167,874	969,065	724,025	584,177
______________
(1)     Certain information presented as of and for the periods ended December 30, 2017 and December 31, 2016 have been previously restated to reflect the full retrospective application of Accounting Standards Update (ASU) No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (ASU 2014-09), as of December 31, 2017. Information presented as of and for the period ended January 2, 2016 has not been restated and continues to reflect the prior revenue recognition guidance pursuant to ASC Topic 605, Revenue Recognition.

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
Our core business is Measure-through Motion and Low Perfusion™ pulse oximetry, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry. Our product offerings have expanded significantly over the years to also include noninvasive monitoring of blood constituents with an optical signature, optical regional oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring and exhaled gas monitoring. In addition, we have developed the Root® patient monitoring and connectivity platform, the Radical-7® and Rad-97® bedside and portable patient monitors and the Radius-7® wearable wireless patient monitor. We have also developed hospital automation and connectivity solutions, such as the Masimo Patient SafetyNet™ supplemental remote patient surveillance and monitoring system, which currently allows up to 200 patients to be monitored and viewed simultaneously and remotely through a PC-based monitor or by care providers through their pagers, voice-over-IP phones or smartphones; Iris® and Iris® Gateway, which allow the transfer of data from Masimo and third-party devices to hospital electronic medical records; and UniView™, which provides an integrated display of real-time data from Masimo and third-party devices. Please see Part I, Item 1 of this Annual Report on Form 10-K for additional information related to our business, products and technologies.
COVID-19 Pandemic
The COVID-19 pandemic has created significant uncertainty in the U.S. and around the globe, resulting in both challenges and opportunities for our business. We are committed to being as transparent as possible with our investors, employees, customers, suppliers and business partners as we collectively work to respond to this crisis. In response to this situation, we have implemented a number of precautionary measures at our facilities, including requiring certain personnel to work remotely from home and enacting social distancing, requiring face masks and mandatory screening for symptoms associated with COVID-19 for critical personnel that are required to report to our facilities to work. We have recently introduced new products, such as Masimo SafetyNet™ and Masimo SafetyNet-Open™, to help combat the COVID-19 pandemic, and have made charitable pledges to various global health organizations to support global COVID-19 relief efforts. In response to the increased product demand that we are seeing from our customers as they respond to and prepare for COVID-19 patient volumes, we have continued to increase our manufacturing capacity. We currently believe that our existing liquidity position will be sufficient to fund these initiatives and our response efforts.
Given the uncertainties related to the COVID-19 pandemic, we cannot predict how long the increased product demand we have experienced or any resulting changes in our product mix, as well as the associated gross margin impact from increased boards/instruments sales, will continue. In addition, this increase in current demand could result in potential reductions in future demand if our customers have over purchased our products and need to consume their excess inventory before purchasing additional products. Furthermore, we continue to be exposed to potential disruptions to our manufacturing operations, disruptions in the supply of critical manufacturing components and in our workforce as circumstances surrounding the global impact of the COVID-19 pandemic continue to change. Please see “Risks Related to Our Revenues” and “Risks Related to our Business and Operations” in Part I, Item 1A of this Annual Report on Form 10-K for additional information on potential negative impacts to us resulting from the COVID-19 pandemic.

Adoption of Lease Accounting Standard
Effective December 30, 2018, we adopted ASC Topic 842, Leases (ASC 842). Our adoption of ASC 842 generally resulted in (a) the recognition of lessee right-of-use (ROU) assets for the right to use assets subject to operating leases; (b) the recognition of lessee lease liabilities for our obligation to make payments under operating leases; and (c) the acceleration of when we recognize certain revenue and costs as a lessor of equipment provided to end-user hospitals at no up-front charge under deferred equipment agreements with fixed multi-year sensor purchase commitments. See “Critical Accounting Policies and Estimates” below and Note 2 to our accompanying consolidated financial statements included in Part I, Item 1 of this Annual Report on Form 10-K for additional information related to our adoption of this accounting standard.
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

	Year Ended January 2, 2021		Year Ended December 28, 2019		Year Ended December 29, 2018
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Revenue:
Product	$1,143,744	100.0%	$936,408	99.8%	$829,874	96.7%
Royalty and other revenue	—	—	1,429	0.2	28,415	3.3
Total revenue	1,143,744	100.0	937,837	100.0	858,289	100.0
Cost of goods sold	400,679	35.0	308,665	32.9	283,397	33.0
Gross profit	743,065	65.0	629,172	67.1	574,892	67.0
Operating expenses:
Selling, general and administrative	369,057	32.3	314,661	33.6	285,417	33.3
Research and development	118,659	10.4	93,295	9.9	81,006	9.4
Litigation awards, settlements/or defense costs	(474)	—	—	—	425	—
Total operating expenses	487,242	42.6	407,956	43.5	366,848	42.7
Operating income	255,823	22.4	221,216	23.6	208,044	24.2
Non-operating income	7,913	0.7	12,950	1.4	5,732	0.7
Income before provision for income taxes	263,736	23.1	234,166	25.0	213,776	24.9
Provision for income taxes	23,454	2.1	37,950	4.0	20,233	2.4
Net income including noncontrolling interest	240,282	21.0	196,216	20.9	193,543	22.5
Net loss attributable to noncontrolling interest	20	—	—	—	—	—
Net income attributable to Masimo Corporation stockholders	$240,262	21.0%	$196,216	20.9%	$193,543	22.5%
Comparison of the Year ended January 2, 2021 to the Year ended December 28, 2019
Revenue. Total revenue increased $205.9 million, or 22.0%, to $1,143.7 million for the year ended January 2, 2021, from $937.8 million for the year ended December 28, 2019. The following table details our total product revenues by the geographic area to which the products were shipped for fiscal years 2020 and 2019 (dollars in thousands):

	Year Ended January 2, 2021		Year Ended December 28, 2019		Increase/ (Decrease)	Percentage Change
United States (U.S.)	$763,069	66.7%	$636,371	68.0%	$126,698	19.9%
Europe, Middle East and Africa	238,681	20.9	183,363	19.6	55,318	30.2
Asia and Australia	103,756	9.1	87,961	9.4	15,795	18.0
North and South America (excluding U.S.)	38,238	3.3	28,713	3.0	9,525	33.2
Total product revenue	$1,143,744	100.0%	$936,408	100.0%	$207,336	22.1%
Royalty and other revenue	—		1,429		(1,429)	(100.0)%
Total revenue	$1,143,744		$937,837		$205,907
Product revenues increased $207.3 million, or 22.1%, to $1,143.7 million for the year ended January 2, 2021 from $936.4 million for the year ended December 28, 2019. This increase was primarily due to higher revenue from monitors, consumables, boards and services, a portion of which we believe is related to a continued overall demand for our products due to the global COVID-19 pandemic, as well as the impact of approximately $0.5 million of favorable foreign exchange rate movements from the prior year that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. During the year ended January 2, 2021, we shipped approximately 472,300 noninvasive technology boards and monitors, an increase of approximately 226,100 units, or 91.8%, from approximately 246,200 units shipped during the year ended December 28, 2019.

Product revenue generated through our direct and distribution sales channels increased $142.0 million, or 17.4%, to $958.8 million for the year ended January 2, 2021, compared to $816.8 million for the year ended December 28, 2019. Revenues from our OEM channel increased $65.4 million, or 54.7%, to $185.0 million for the year ended January 2, 2021 as compared to $119.6 million for the year ended December 28, 2019.
Royalty and other revenue historically consisted primarily of royalties received from Medtronic plc (Medtronic) and revenue from non-recurring engineering services for a certain OEM customer. For the year ended January 2, 2021, there was no royalty and other revenue compared to $1.4 million of royalty and other revenue reported for the year ended December 28, 2019, primarily due to a reduction in royalties from Medtronic as a result of the expiration of its obligation to pay us sales-based royalties after October 6, 2018. We received our final royalty payment from Medtronic during the three months ended March 30, 2019. We currently do not expect any significant royalty or other revenue in the future.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for fiscal years 2020 and 2019 was as follows (dollars in thousands):

	Gross Profit
	Year Ended January 2, 2021	Percentage of Revenues	Year Ended December 28, 2019	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
Product gross profit	$743,065	65.0%	$627,911	67.1%	$115,154	18.3%
Royalty and other revenue gross profit	—	—	1,261	88.2	(1,261)	(100.0)
Total gross profit	$743,065	65.0%	$629,172	67.1%	$113,893	18.1%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products and the rendering of non-recurring engineering (NRE) services. Cost of goods sold increased $92.0 million to $400.7 million for the year ended January 2, 2021, from $308.7 million for the year ended December 28, 2019, primarily due to higher material, manufacturing and distribution costs associated with the increase in product sales volumes, product mix, and increased manufacturing complexity associated with the impact of COVID-19.
Product gross margins decreased to 65.0% for the year ended January 2, 2021 from 67.1% for the year ended December 28, 2019, primarily due to unfavorable product mix associated with the increase in board and monitor sales, increased manufacturing complexity associated with the impact of COVID-19, and higher distribution costs. Royalty and other revenue gross profit decreased by $1.3 million for the year ended January 2, 2021 compared to the year ended December 28, 2019 due to lower royalties from Medtronic as a result of the expiration of its obligation to pay us royalties after October 6, 2018.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for fiscal years 2020 and 2019 were as follows (dollars in thousands):

Selling, General and Administrative
Year Ended January 2, 2021	Percentage of Revenues	Year Ended December 28, 2019	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$369,057	32.3%	$314,661	33.6%	$54,396	17.3%
Selling, general and administrative expenses increased $54.4 million, or 17.3%, to $369.1 million for the year ended January 2, 2021 from $314.7 million for the year ended December 28, 2019. This increase was primarily attributable to higher compensation and other employee-related costs of approximately $28.3 million, higher advertising and marketing related expenses of approximately $16.7 million, higher legal and professional fees of approximately $12.5 million and higher contributions of approximately $3.7 million, which were partially offset by a reduction in travel costs of approximately $10.3 million.

Research and Development. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for fiscal years 2020 and 2019 were as follows (dollars in thousands):

Research and Development
Year Ended January 2, 2021	Percentage of Revenues	Year Ended December 28, 2019	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$118,659	10.4%	$93,295	9.9%	$25,364	27.2%
Research and development expenses increased $25.4 million, or 27.2%, to $118.7 million for the year ended January 2, 2021 from $93.3 million for the year ended December 28, 2019, primarily due to higher compensation-related costs of approximately $19.8 million, higher professional fees of approximately $1.5 million, higher office equipment-related expenses of approximately $1.3 million and higher occupancy and facilities-related expense of approximately $1.0 million.
Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange losses. Non-operating income for fiscal years 2020 and 2019 was as follows (dollars in thousands):

Non-operating Income
Year Ended January 2, 2021	Percentage of Revenues	Year Ended December 28, 2019	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$7,913	0.7%	$12,950	1.4%	$(5,037)	(38.9)%
Non-operating income was $7.9 million for the year ended January 2, 2021, as compared to $13.0 million of non-operating income for the year ended December 28, 2019. This net decrease of approximately $5.0 million was primarily due to approximately $8.4 million in lower interest income, which was offset by approximately $3.3 million of net realized and unrealized gains on foreign currency denominated transactions during the year ended January 2, 2021.
Provision for Income Taxes. Our provision for income taxes for fiscal years 2020 and 2019 was as follows (dollars in thousands):

Provision for Income Taxes
Year Ended January 2, 2021	Percentage of Revenues	Year Ended December 28, 2019	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$23,454	2.1%	$37,950	4.0%	$(14,496)	(38.2)%
Our provision for income taxes was $23.5 million for the year ended January 2, 2021 compared to $38.0 million for the year ended December 28, 2019. Our effective tax rate was 8.9% for the year ended January 2, 2021 compared to 16.2% for the year ended December 28, 2019. This decrease in our effective tax rate for the year ended January 2, 2021 resulted primarily from an increase in the amount of excess tax benefits realized from stock-based compensation pursuant to ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) of approximately $14.5 million compared to the year ended December 28, 2019, an increase in R&D tax credits, and a decrease in nondeductible compensation related expenses.
We have made no provision for U.S. income taxes or foreign withholding taxes on approximately $142.8 million in accumulated earnings from our foreign subsidiaries as we expect that such amounts will continue to be indefinitely reinvested in operations outside the U.S. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to a portion of our earnings being generated from countries other than the U.S., where such earnings are generally subject to lower tax rates than the U.S., excess tax benefits from U.S. stock-based compensation and research and development tax credits. While we expect our worldwide consolidated effective tax rate will continue to be lower than the U.S. federal statutory rate, our actual future effective income tax rate will depend on various factors, including the geographic composition of our pre-tax income, the amount of excess tax benefits realized from U.S. stock-based compensation, the amount of our research and development tax credits, the deductibility of executive compensation, changes in tax laws, changes in deferred tax asset valuation allowances and the recognition and derecognition of tax benefits associated with uncertain tax positions.

Comparison of the Year ended December 28, 2019 to the Year ended December 29, 2018
For a discussion regarding our financial condition and results of operations for the year ended December 28, 2019 as compared to the year ended December 29, 2018, please refer to the discussion under the heading “Comparison of the Year ended December 28, 2019 to the Year ended December 29, 2018” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, filed with the Securities and Exchange Commission on February 19, 2020.
Liquidity
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, future funds expected to be generated from operations and available borrowing capacity under our credit facility. As of January 2, 2021, we had approximately $867.3 million in working capital, of which approximately $641.4 million was cash and cash equivalents. In addition to net working capital, we had approximately $148.3 million of available borrowing capacity (net of outstanding letters of credit) under our Credit Agreement (Credit Facility) as compared to approximately $823.8 million in working capital, approximately $567.7 million in cash and cash equivalents and $120.0 million in short-term investments at December 28, 2019.
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of January 2, 2021, we had cash totaling $71.7 million held outside of the U.S., of which approximately $32.8 million was accessible without additional tax cost and approximately $38.9 million was accessible at an incremental estimated tax cost of up to $0.4 million. We currently have sufficient funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our global operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
Cash Flows

The following table summarizes our cash flows (in thousands):
	Year Ended
	January 2, 2021	December 28, 2019
Net cash provided by (used in):
Operating activities	$210,963	$221,640
Investing activities	(82,787)	(197,681)
Financing activities	(54,307)	(9,339)
Effect of foreign currency exchange rates on cash	3,060	814
Increase in cash, cash equivalents, and restricted cash	$76,929	$15,434
Operating Activities. Cash provided by operating activities for the year ended January 2, 2021 was $211.0 million and was primarily driven by net income including noncontrolling interests of $240.3 million. This was increased by non-cash activities including stock-based compensation of $42.2 million, depreciation and amortization of $29.3 million and a deferred income tax benefit of $5.0 million. Additional increases in operating cash resulted from increases in accrued compensation, deferred revenue and other contract-related liabilities, accrued liabilities and accounts payable of $15.5 million, $10.9 million, $9.4 million and $7.6 million, respectively, primarily due to the timing of payments. Partially offsetting this was $94.4 million of purchases of inventory to both increase finished goods days on hand as well as secure raw material supply to ensure we are able to support higher customer demand during the COVID-19 pandemic, and to support product launches. Additional reductions to net income including noncontrolling interests were changes in operating assets, including an increase in other current assets of $30.0 million, primarily due to the timing of various tax payments and refunds, and an increase in lease receivables of $7.7 million.
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

Investing Activities. Cash used in investing activities for the fiscal year ended January 2, 2021 was $82.8 million, consisting primarily of $120.0 million for maturities of short-term investments, $112.71 million of business combinations, $72.5 million for purchases of property and equipment of which $16.4 million related to the purchase of a building, $6.8 million related to the acquisition of a strategic investment and $7.4 million for intangible assets related to capitalized patent and trademark costs.
Cash used in investing activities for the fiscal year ended December 28, 2019 was $197.7 million, consisting primarily of $280.0 million for purchases of short-term investments, $68.4 million for purchases of property and equipment of which $35.6 million related to the purchase of two buildings, $5.2 million related to the acquisition of a strategic investment and $4.1 million for intangible assets related to capitalized patent and trademark costs, which were offset by $160.0 million of maturities of short-term investments.
Financing Activities. Cash used in financing activities for the fiscal year ended January 2, 2021 was $54.3 million, resulting primarily from cash paid for common stock repurchase transactions that settled during the year of $110.5 million, which were partially offset by proceeds from the issuance of common stock (upon exercise of options) of $58.4 million.
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
We expect to fund our future operating, investing and financing activities through our available cash, future cash from operations, our Credit Facility and other potential sources of capital. In addition to funding our working capital requirements, we anticipate additional capital expenditures primarily related to investments in infrastructure growth. Possible additional uses of cash may include the acquisitions and/or strategic investments in technologies or technology companies, investments in property and equipment as well as repurchases of stock under our authorized stock repurchase program. However, any repurchases of common stock will be subject to numerous factors, including the availability of our stock, general market conditions, the trading price of our stock, available capital, alternative uses for capital and our financial performance. In addition, the amount and timing of our actual investing activities will vary significantly depending on numerous factors, including the timing and amount of capital expenditures, costs of product development efforts, our timetable for infrastructure expansion, stock repurchase activity and costs related to our domestic and international regulatory requirements. Despite these investment requirements and potential expenditures, we anticipate that our existing cash and cash equivalents and amounts available under our new Credit Facility will be sufficient to meet our working capital requirements, capital expenditures and other operational funding needs for at least the next 12 months.
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

Contractual Obligations and Commercial Commitments
The following table summarizes our outstanding contractual obligations and commercial commitments as of January 2, 2021 and the effect those obligations are expected to have on our cash liquidity and cash flow in future periods (in thousands). The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. As a result, the actual cash outflows in future periods will vary, possibly materially, from those reflected in this table.

	Payments Due By Period
	Less than 1 Year	Between 1-3 Years	Between 3-5 Years	More than 5 Years		Total
Operating leases(1)	$6,610	$11,810	$8,116	$11,055	(3)	$37,591
Purchase commitments(2)	123,000	—	—	—		123,000
Total contractual obligations	$129,610	$11,810	$8,116	$11,055		$160,591
______________
(1)Undiscounted lease payments for operating leases.
(2)Certain inventory items under non-cancellable purchase orders.
(3)Includes optional renewal periods for certain leases.
Other obligations. As of January 2, 2021, our estimated liabilities related to uncertain tax positions, including interest, were $11.8 million. Due to the high degree of uncertainty regarding the timing of potential cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amounts and periods in which these liabilities might be made.
In addition, we had the following annual minimum royalty commitments to Cercacor, as of January 2, 2021 (in thousands):

	Payments Due By Period
	Less than 1 Year	Between 1-3 Years	Between 3-5 Years	More than 5 Years
Minimum royalty commitment to Cercacor(1)	$5,000	$10,000	$10,000	(1)
 ______________
(1)Subsequent to 2025, the royalty arrangement requires a $5.0 million minimum annual royalty payment unless the agreement is amended, restated or terminated.
See Note 3 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information related to Cercacor.
Critical Accounting Estimates
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of net revenues, expenses, assets and liabilities. These estimates and judgements are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, and form the basis for making management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Although we regularly evaluate these estimates and assumptions, changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material. We believe that the critical accounting policies that are the most significant for purposes of fully understanding and evaluating our reported financial results include the following:
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
We enter into agreements to sell our monitoring solutions and services, sometimes as part of arrangements with multiple performance obligations that include various combinations of distinct product sales, equipment leases and services. In the case of contracts with multiple performance obligations, the authoritative guidance provides that the total consideration be allocated to each performance obligation on the basis of relative standalone selling prices. When a standalone selling price is not readily observable, we estimate the standalone selling price by considering multiple factors including, but not limited to, features and functionality of the product, geographies, type of customer, contractual prices pursuant to Group Purchasing Organization (GPO) contracts, our pricing and discount practices, and other market conditions.
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

As a multinational corporation, we are subject to complex tax laws and regulations in various jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. We have concluded all U.S. federal income tax matters for years through 2016 and all material state, local and foreign income tax matters for years through 2013. Given the foregoing, our actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional liabilities or potentially to reverse previously recorded tax liabilities.
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
Business Combinations
We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired, liabilities assumed and noncontrolling interest in the acquired entity, if applicable, are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when market value is not readily available. For intangible assets acquired in a business combination, we typically use the income method. Significant estimates in valuing certain intangible assets include, but are not limited to, the amount and timing of future cash flows, growth rates, discount rates and useful lives. The excess of the purchase price over fair values of identifiable assets, liabilities, and noncontrolling interest in the acquired entity, if applicable, is recorded as goodwill.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. We do not believe our cash equivalents are subject to significant interest rate risk due to their short terms to maturity. As of January 2, 2021, the carrying value of our cash equivalents approximated fair value. We currently do not have any significant risks associated with interest rates fluctuations related to interest expense. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Therefore, declines in interest rates over time will reduce our interest income while increases in interest rates will increase our interest income. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments and interest income approximately $0.1 million for each $10.0 million in interest-bearing investments.
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
Our primary foreign currency exchange rate exposures are with the Canadian Dollar, Euro, Japanese Yen, Swedish Krona, the British Pound, Mexico Peso, Turkish Lira and Australian Dollar. Foreign currency exchange rates may experience significant volatility from one period to the next. Specifically, during the fiscal year ended January 2, 2021, we estimate that fluctuations in the exchange rates between the U.S. Dollar and other foreign currencies, including the Turkish Lira, Canadian Dollar and the Australian Dollar, favorably impacted our revenues by $0.5 million. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of January 2, 2021 would have resulted in an estimated reduction of $23.4 million in reported pre-tax income for the year ended January 2, 2021. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 2, 2021.
Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 2, 2021. Their attestation report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of January 2, 2021, is included in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the quarter ended January 2, 2021 there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2021 (2021 Proxy Statement).
ITEM 11.     EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information contained in the 2021 Proxy Statement.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information contained in the 2021 Proxy Statement.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information contained in the 2021 Proxy Statement.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained in the 2021 Proxy Statement.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The Consolidated Financial Statements of Masimo Corporation and Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm, are included in a separate section of this Annual Report on Form 10-K beginning on page F-1.
(a)(2) Financial Statement Schedules
The financial statement schedule is included in a separate section of this Annual Report on Form 10-K beginning on page F-1.
(a)(3) Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2(2)	Second Amended and Restated Bylaws adopted on October 24, 2019 (Exhibit 3.1)

4.1(1)	Form of Common Stock Certificate (Exhibit 4.1)

4.2(4)#	Masimo Retirement Savings Plan (Exhibit 4.7)

4.3*	Description of Securities of Masimo Corporation

10.1(1)#	Form of Indemnity Agreement between the Registrant and its officers and directors (Exhibit 10.1)

10.2(5)#	Amended and Restated Employment Agreement, dated November 4, 2015, between Joe Kiani and the Registrant (Exhibit 10.1)

10.3(13)	First Amendment to November 4, 2015 Amended and Restated Employment Agreement, dated July 27, 2017, by and between Masimo Corporation and Joe Kiani (Exhibit 10.1)

10.4(1)#	Offer Letter, dated February 15, 1996, between Yongsam Lee and the Registrant (Exhibit 10.7)

10.5(1)#	Offer Letter, dated March 30, 2007, between Anand Sampath and the Registrant (Exhibit 10.8)

10.6(6)#	Offer Letter, dated July 23, 2008, between Jon Coleman and the Registrant (Exhibit 10.9)

10.7(19)#	Offer Letter, dated March 31, 2011 between Tom McClenahan and the Registrant (Exhibit 10.7)

10.8(14)#	Offer Letter, dated September 22, 2017, between the Company and Micah Young (Exhibit 10.1)

10.9(5)#	Restricted Share Unit Award Agreement, dated November 4, 2015, by and between Joe Kiani and the Registrant (Exhibit 10.2)

10.10(5)#	Equity-Holder Non-Competition and Confidentiality Agreement, dated November 4, 2015, by and between Joe Kiani and the Registrant (Exhibit 10.3)

10.11(7)#	Amended and Restated 2007 Severance Protection Plan and Summary Plan Description, effective December 31, 2008 (Exhibit 10.11)

10.12(9)#	2007 Severance Protection Plan Participation Agreement, dated January 11, 2008, by and between the Registrant and Yongsam Lee (Exhibit 10.3)

10.13(19)#	Amended and Restated 2007 Severance Protection Plan Agreement, dated November 12, 2013, by and between the Registrant and Jon Coleman (Exhibit 10.13)

10.14(19)#	Amended and Restated 2007 Severance Protection Plan Agreement, dated December 9, 2013, by and between the Registrant and Anand Sampath

10.15(3)#	Amended and Restated 2007 Severance Protection Plan Agreement, dated November 3, 2014, by and between the Registrant and Tom McClenahan (Exhibit 10.21)

10.16(17)#	Amended and Restated 2007 Severance Protection Plan, Limited Participation Agreement, dated December 12, 2017, by and between the Registrant and Micah Young (Exhibit 10.16)

Exhibit Number	Description of Document

10.17(1)#	2007 Stock Incentive Plan of the Registrant, and forms of agreements related thereto (Exhibit 10.33)

10.18(15)#	Masimo Corporation 2017 Equity Incentive Plan (Exhibit 10)

10.19(16)#	Masimo Corporation Executive Bonus Incentive Plan (Appendix D)

10.20(6)+	Manufacturing and Purchase Agreement, dated October 2, 2008, by and between Analog Devices, Inc. and the Registrant (Exhibit 10.21)

10.21(1)+	Purchase Agreement, dated July 26, 2001, between Jabil Circuit, Inc. and the Registrant (Exhibit 10.15)

10.22(1)+	Shelter Labor Services Agreement, dated December 27, 2000, between Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant (Exhibit 10.11)

10.23†*	Lease Agreement effective as of September 1, 2007, by and among Industrias Asociadas Maquiladoras, S.A. de C.V., Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant, as guarantor

10.24†*
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

10.26(8)
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

10.29†*
Settlement and Covenant Not to Sue Agreement, entered into as of the Effective Date of November 16, 2015, between Masimo Corporation, Masimo Technologies SARL, and Masimo International SARL and Mindray Medical International, Limited, Shenzhen Mindray Biomedical Electronics Co., Ltd and Mindray DS USA, Inc.

10.30(10)	Lease Agreement, dated July 15, 2012, related to the premises at 9600 Jeronimo, between the Registrant and The Irvine Company, LLC (Exhibit 10.45)

10.31(10)	First Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC (Exhibit 10.46)

10.32(3)	Second Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC (Exhibit 10.34)

10.33(10)	Third Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC (Exhibit 10.48)

10.34(11)	Single-Tenant Lease, relating to the premises at 9600 Jeronimo, dated as of July 13, 2016, by and between Masimo Corporation and The Irvine Company LLC (Exhibit 10.1)

10.35(12)
Third Amendment to Settlement Agreement and Release of Claims, dated as of September 1, 2016, by and among Masimo Corporation and Cercacor Laboratories, Inc., and Medtronic Plc., Covidien LP, Nellcor Puritan Bennett LLC and Covidien Holdings Inc. (Exhibit 10.1)

10.36(12)+	Settlement Agreement, dated November 5, 2016, by and between Masimo Corporation, Masimo International Technologies SARL and Masimo International SARL and Koninklijke Philips N.V. (Exhibit 10.1)

10.37(19)	Credit Agreement dated as of December 17, 2018, among Masimo Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (Exhibit 10.42)

10.38(18)#	Offer Letter, dated April 17, 2002, between the Company and Bilal Muhsin (Exhibit 10.1)

10.39(18)#	Offer Letter, dated December 15, 2017, between the Company and Tao Levy (Exhibit 10.2)

Exhibit Number	Description of Document

10.40(18)#	2007 Severance Protection Plan Participation Agreement, dated March 26, 2018, by and between the Company and Bilal Muhsin (Exhibit 10.3)

10.41(18)#	2007 Severance Protection Plan Participation Agreement, dated March 16, 2018, by and between the Company and Tao Levy (Exhibit 10.4)

21.1*	List of Registrant’s Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
___________
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of January 2, 2021 and December 28, 2019, (ii) Consolidated Statements of Operations for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, (iv) Consolidated Statements of Equity for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, (v) Consolidated Statements of Cash Flows for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, and (vi) Notes to Consolidated Financial Statements.
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

(12)    Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K, filed on September 2, 2016. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
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
(15)    Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on July 28, 2020. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(16)    Incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-33642) filed on April 16, 2020.
(17)    Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed February 28, 2018. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.
(18)    Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2018. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(19)    Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed February 26, 2019. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.

*    Filed herewith.
#    Indicates management contract or compensatory plan.
+    The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
†    Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.
ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 23, 2021	By:	/s/ JOE KIANI
Joe Kiani Chairman of the Board & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ JOE KIANI	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)	February 23, 2021
Joe Kiani

/s/ MICAH YOUNG	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 23, 2021
Micah Young

/s/ J. TODD KONING	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 23, 2021
J. Todd Koning

/s/ H MICHAEL COHEN	Director	February 23, 2021
H Michael Cohen

/s/ THOMAS HARKIN	Director	February 23, 2021
Thomas Harkin

/s/ ADAM MIKKELSON	Director	February 23, 2021
Adam Mikkelson

/s/ CRAIG REYNOLDS	Director	February 23, 2021
Craig Reynolds

/s/ JULIE A. SHIMER, PH.D.	Director	February 23, 2021
Julie A. Shimer, Ph.D.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
MASIMO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Masimo Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Masimo Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended January 2, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2021 expressed an unqualified opinion.
Change in accounting principle
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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

We identified the accounting for deferred equipment agreements as a critical audit matter. The principal consideration for our determination that the accounting for deferred equipment agreements is a critical audit matter is that the identification and evaluation of performance obligations requires management judgment and interpretation of contract terms. Therefore, subjective and complex auditor judgment is necessary to evaluate the reasonableness of management’s judgments and assumptions in this area.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to deferred equipment agreements included the following, among others.
•Inspecting a sample of deferred equipment agreements with fixed sensor commitments and evaluating the reasonableness of performance obligations, including lease components, identified by management in accordance with the relevant authoritative guidance.
•Testing the design and operating effectiveness of internal controls related to the accounting for deferred equipment agreements, including controls over the identification of performance obligations.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2006.
Newport Beach, California
February 23, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Masimo Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Masimo Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of January 2, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 2, 2021, and our report dated February 23, 2021 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP
Newport Beach, California
February 23, 2021

MASIMO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	January 2, 2021	December 28, 2019
ASSETS
Current assets
Cash and cash equivalents	$641,447	$567,687
Short-term investments	—	120,000
Trade accounts receivable, net of allowance for doubtful accounts of $1,603 and $1,803 at January 2, 2021 and December 28, 2019, respectively	141,350	132,433
Inventories	215,952	115,871
Other current assets	102,416	60,071
Total current assets	1,101,165	996,062
Lease receivable, noncurrent	57,666	49,936
Deferred costs and other contract assets	20,076	16,214
Property and equipment, net	272,511	219,552
Intangible assets, net	73,923	27,251
Goodwill	103,206	22,350
Deferred tax assets	39,363	35,972
Other non-current assets	44,642	28,791
Total assets	$1,712,552	$1,396,128
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$64,061	$54,548
Accrued compensation	71,601	54,705
Deferred revenue and other contract-related liabilities, current	44,935	25,939
Other current liabilities	53,239	37,027
Total current liabilities	233,836	172,219
Other non-current liabilities	71,076	56,035
Total liabilities	304,912	228,254
Commitments and contingencies (Note 21)
Masimo Corporation Stockholders’ equity
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 55,251 and 53,696 shares issued and outstanding at January 2, 2021 and December 28, 2019, respectively	55	54
Treasury stock, 15,993 and 15,530 shares at January 2, 2021 and December 28, 2019, respectively	(638,736)	(526,580)
Additional paid-in capital	703,693	600,624
Accumulated other comprehensive income (loss)	1,413	(6,718)
Retained earnings	1,341,235	1,100,494
Total Masimo Corporation stockholders’ equity	1,407,660	1,167,874
Noncontrolling interest	(20)	—
Total equity	1,407,640	1,167,874
Total liabilities and equity	$1,712,552	$1,396,128
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Year Ended January 2, 2021	Year Ended December 28, 2019	Year Ended December 29, 2018
Revenue:
Product	$1,143,744	$936,408	$829,874
Royalty and other revenue	—	1,429	28,415
Total revenue	1,143,744	937,837	858,289
Cost of goods sold	400,679	308,665	283,397
Gross profit	743,065	629,172	574,892
Operating expenses:
Selling, general and administrative	369,057	314,661	285,417
Research and development	118,659	93,295	81,006
Litigation awards, settlements/or defense costs	(474)	—	425
Total operating expenses	487,242	407,956	366,848
Operating income	255,823	221,216	208,044
Non-operating income	7,913	12,950	5,732
Income before provision for income taxes	263,736	234,166	213,776
Provision for income taxes	23,454	37,950	20,233
Net income including noncontrolling interest	240,282	196,216	193,543
Net loss attributable to noncontrolling interest	20	—	—
Net income attributable to Masimo Corporation stockholders	$240,302	$196,216	$193,543

Net income per share attributable to Masimo Corporation stockholders:
Basic	$4.39	$3.67	$3.70
Diluted	$4.14	$3.44	$3.45

Weighted-average shares used in per share calculations:
Basic	54,700	53,434	52,296
Diluted	58,037	57,100	56,039
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended January 2, 2021	Year Ended December 28, 2019	Year Ended December 29, 2018
Net income including noncontrolling interest	$240,282	$196,216	$193,543
Other comprehensive gain (loss), net of tax:
Foreign currency translation gains (losses)	8,131	(519)	(3,258)
Total comprehensive income	248,413	195,697	190,285
Comprehensive loss attributable to noncontrolling interest	20	—	—
Comprehensive income attributable to Masimo Corporation stockholders	$248,433	$195,697	$190,285
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Masimo Corporation Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 30, 2017	51,636	$52	15,059	$(472,536)	$461,494	$(2,941)	$737,956	$—	$724,025
Stock options exercised	1,608	1	—	—	44,421	—	—	—	44,422
Restricted/Performance stock units vested	39	—	—	—	—	—	—	—	—
Shares paid for tax withholding	(2)	—	—	—	(168)	—	—	—	(168)
Stock-based compensation	—	—	—	—	27,417	—	—	—	27,417
Repurchases of common stock	(196)	—	196	(16,490)	—	—	—	—	(16,490)
Net income	—	—	—	—	—	—	193,543	—	193,543
Adoption of ASU 2016-16	—	—	—	—	—	—	(426)	—	(426)
Foreign currency translation adjustment	—	—	—	—	—	(3,258)	—	—	(3,258)
Balance at December 29, 2018	53,085	53	15,255	(489,026)	533,164	(6,199)	931,073	—	969,065
Stock options exercised	851	1	—	—	28,348	—	—	—	28,349
Restricted/Performance stock units vested	36	—	—	—	—	—	—	—	—
Shares paid for tax withholding	(1)	—	—	—	(123)	—	—	—	(123)
Stock-based compensation	—	—	—	—	39,235	—	—	—	39,235
Repurchases of common stock	(275)	—	275	(37,554)	—	—	—	—	(37,554)
Net income	—	—	—	—	—	—	196,216	—	196,216
Adoption of ASU 2016-02	—	—	—	—	—	—	(26,795)		(26,795)
Foreign currency translation adjustment	—	—	—	—	—	(519)	—	—	(519)
Balance at December 28, 2019	53,696	54	15,530	(526,580)	600,624	(6,718)	1,100,494	—	1,167,874
Stock options exercised	1,945	1	—	—	63,035	—	—	—	63,036
Restricted/Performance stock units vested	85	—	—	—	—	—	—	—	—
Shares paid for tax withholding	(19)	—	7	(1,616)	(2,191)	—	—	—	(3,807)
Stock-based compensation	—	—	—	—	42,225	—	—	—	42,225
Repurchases of common stock	(456)	—	456	(110,540)	—	—	—	—	(110,540)
Net income (loss)	—	—	—	—	—	—	240,302	(20)	240,282
Adoption of ASU 2016-13	—	—	—	—	—	—	439	—	439
Foreign currency translation adjustment	—	—	—	—	—	8,131	—	—	8,131
Balance at January 2, 2021	55,251	$55	15,993	$(638,736)	$703,693	$1,413	$1,341,235	$(20)	$1,407,640
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 2, 2021	Year Ended December 28, 2019	Year Ended December 29, 2018
Cash flows from operating activities:
Net income including noncontrolling interest	$240,282	$196,216	$193,543
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	29,300	23,487	21,127
Stock-based compensation	42,225	39,233	27,417
Loss on disposal of equipment, intangibles and other assets	554	357	949
Benefit (provision) for doubtful accounts	82	687	(439)
(Benefit) for amount due from former foreign agent	—	—	(2,016)
(Benefit) from deferred income taxes	(4,964)	(5,965)	(8,274)
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(2,229)	(23,580)	10,826
(Increase) in inventories	(94,434)	(21,257)	(1,885)
(Increase) decrease in other current assets	(29,984)	(8,536)	3,843
(Increase) in lease receivable, net	(7,749)	(11,958)	—
(Increase) decrease in deferred costs and other contract assets	(2,806)	3,308	(17,935)
(Increase) decrease in other non-current assets	(1,320)	(226)	407
Increase in accounts payable	7,637	9,934	5,211
Increase in accrued compensation	15,544	5,338	10,195
Increase in deferred revenue and other contract-related liabilities	10,871	7,739	1,420
(Decrease) increase in income taxes payable	(1,301)	4,079	(1,208)
Increase in accrued liabilities	9,391	746	3,923
(Decrease) increase in other non-current liabilities	(136)	2,038	(7,577)
Net cash provided by operating activities	210,963	221,640	239,527
Cash flows from investing activities:
Maturities of short-term investments	120,000	160,000	—
Purchases of short-term investments	—	(280,000)	—
Purchases of property and equipment, net	(72,549)	(68,375)	(17,126)
Increase in intangible assets	(7,408)	(4,117)	(5,557)
Business combinations, net of cash acquired	(112,706)	—	(3,922)
Deposit to acquire noncontrolling interest	(3,374)	—	—
Other strategic investing activities	(6,750)	(5,189)	453
Net cash (used in) investing activities	(82,787)	(197,681)	(26,152)
Cash flows from financing activities:
Proceeds from issuance of common stock	58,424	28,339	44,748
Repurchases of common stock	(110,540)	(37,555)	(18,478)
Payroll tax withholdings on behalf of employees for stock options	(2,191)	(123)	(168)
Debt issuance costs	—	—	(322)
Net cash (used in) provided by financing activities	(54,307)	(9,339)	25,780
Effect of foreign currency exchange rates on cash	3,060	814	(1,997)
Net increase in cash, cash equivalents and restricted cash	76,929	15,434	237,158
Cash, cash equivalents and restricted cash at beginning of period	568,075	552,641	315,483
Cash, cash equivalents and restricted cash at end of period	$645,004	$568,075	$552,641
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Company
Masimo Corporation (the Company) is a global medical technology company that develops, manufactures and markets a wide array of patient monitoring technologies, as well as automation and connectivity solutions. The Company’s mission is to improve patient outcomes and reduce the cost of patient care. The Company’s patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software and/or cables. The Company primarily sells its products to hospitals, emergency medical service providers, home care providers, physician offices, veterinarians, long-term care facilities and consumers through its direct sales force, distributors and original equipment manufacturer (OEM) partners.
The Company invented Masimo Signal Extraction Technology® (SET®), which provides the capabilities of Measure-through Motion and Low Perfusion™ pulse oximetry to address the primary limitations of conventional pulse oximetry. Over the years, the Company’s product offerings have expanded significantly to also include rainbow® Pulse CO-Oximetry, with its ability to monitor carboxyhemoglobin (SpCO®), methemoglobin (SpMet®), total hemoglobin concentration (SpHb®), fractional arterial oxygen saturation (SpfO2™), Oxygen Content (SpOC™), Pleth Variability Index (PVi®), rainbow® Pleth Variability Index (RPVi™), respiration rate from the pleth (RRp®) and Oxygen Reserve Index (ORi™); as well as acoustic respiration monitoring (RRa®), SedLine® brain function monitoring, NomoLine® capnography and gas monitoring and O3® Regional Oximetry. These technologies are based upon Masimo SET®, rainbow® and other proprietary algorithms and are incorporated into a variety of product platforms depending on customers’ specifications. The Company’s current technology offerings also include remote patient monitoring, connectivity, and hospital automation solutions, including Masimo Patient SafetyNet™(1), Masimo Patient SafetyNet™ Surveillance(1), Masimo SafetyNet™, Masimo SafetyNet-Open™, Replica™, Iris®, MyView®, UniView™, Uniview : 60™, Trace™, Masimo Sleep™, Centroid™, and Bridge™. The Company’s technologies are supported by a substantial intellectual property portfolio that the Company has built through internal development and, to a lesser extent, acquisitions and license agreements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
As further discussed below within this Note 2 to these consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02) effective December 30, 2018.
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
Reclassifications
Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period presentation, including previously reported selling, general and administrative expenses that have been reclassified as research and development expenses within the consolidated financial statements for the year ended December 29, 2018. Included in the consolidated financial statements were certain reclassifications of the short-term investments for the years ended January 2, 2021 and December 28, 2019.

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
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired, liabilities assumed and noncontrolling interests in the acquired entity, if applicable, are recorded at their respective fair values at the date of acquisition. The excess of the purchase price over fair values of identifiable assets, liabilities and noncontrolling interests in the acquired entity, if applicable, is recorded as goodwill.
Fair Value Measurements
Authoritative guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:
•Level 1 - Quoted prices in active markets for identical assets or liabilities.
•Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by contract basis. There were no transfers between Level 1, Level 2 and Level 3 inputs during the years ended January 2, 2021 or December 28, 2019. The Company carries cash and cash equivalents, as well as certificates of deposit with maturities of one year or less, at cost, which approximates fair value.
The following table represents the Company’s financial assets (in thousands), measured at fair value on a recurring basis as of January 2, 2021:

					Reported as
	Adjusted Basis Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$641,447	$—	$—	$641,447	$641,447	$—
Level 1:
None	—	—	—	—	—	—
Level 2:
None	—	—	—	—	—	—
Level 3:
None	—	—	—	—	—	—
Total assets measured at fair value	$641,447	$—	$—	$641,447	$641,447	$—

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the Company’s financial assets (in thousands), measured at fair value on a recurring basis as of December 28, 2019.

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
For certain other financial assets and liabilities, including restricted cash, accounts receivable, accounts payable and other current assets and liabilities, the carrying amounts approximate their fair value primarily due to the relatively short maturity of these balances. The Company also measures certain non-financial assets at fair value on a non-recurring basis, primarily goodwill, intangible assets and operating lease right-of-use assets, in connection with periodic evaluations for potential impairment.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or highly liquid investments that are readily convertible into known amounts of cash, to be cash equivalents.
Short-Term Investments
The Company classifies its investments in certificates of deposits maturing in greater than three months but less than one year on the date of the original investment as short-term investments. The carrying value of such investments approximates fair value and is accessible without any significant restrictions, taxes, or penalties. As of January 2, 2021, the Company had no investments in certificates of deposit.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company has also made an accounting policy election not to separate lease and non-lease components for its real estate leases and to exclude short-term leases with a term of twelve months or less from its ROU assets and lease liabilities. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.
Intangible Assets
Intangible assets consist primarily of patents, trademarks, software development costs, customer relationships and acquired technology. Costs related to patents and trademarks, which include legal and application fees, are capitalized and amortized over the estimated useful lives using the straight-line method. Patent and trademark amortization commences once final approval of the patent or trademark has been obtained. Patent costs are amortized over the lesser of 10 years or the patent’s remaining legal life, which assumes renewals, and trademark costs are amortized over 17 years, and their associated amortization cost is included in selling, general and administrative expense in the accompanying consolidated statements of operations. For intangibles purchased in an asset acquisition or business combination, which mainly include patents, trademarks, customer relationships and acquired technologies, the useful life is determined largely by valuation estimates of remaining economic life.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The majority of the Company’s royalty and other revenue arose from one agreement that was due and payable quarterly in arrears. An estimate of these royalty revenues was recorded in the period earned based on historical results, adjusted for any new information or trends known to management at the time of estimation. This estimated revenue was adjusted prospectively when the Company received the underlying royalty report, approximately sixty days after the end of the previous quarter. The Company received its final royalty payment from this agreement during the three months ended March 30, 2019. For the years ended January 2, 2021, December 28, 2019 and December 29, 2018, the Company recognized royalty revenue pursuant to this agreement of approximately $0.0 million, $0.7 million and $26.4 million, respectively.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the product warranty accrual were as follows (in thousands):

	Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Warranty accrual, beginning of period	$3,395	$1,910	$1,149
Accrual for warranties issued	832	1,715	1,549
Changes in pre-existing warranties (including changes in estimates)(1)	196	1,130	551
Settlements made	(1,683)	(1,360)	(1,339)
Warranty accrual, end of period	$2,740	$3,395	$1,910
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
Advertising Costs
Advertising costs are expensed as incurred. These costs are included in selling, general and administrative expense in the accompanying consolidated statements of operations. Advertising costs for the years ended January 2, 2021, December 28, 2019 and December 29, 2018 were $30.8 million, $14.0 million and $17.9 million, respectively.
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
Foreign Currency Translation
The Company’s international headquarters is in Switzerland, and its functional currency is the U.S. Dollar. The Company has many other foreign subsidiaries, and the largest transactions in foreign currency translations occur in Japanese Yen and the European Euro.
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
Comprehensive Income
Comprehensive income includes foreign currency translation adjustments and any related tax benefits that have been excluded from net income including noncontrolling interest and reflected in equity.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income Per Share
A computation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018

Net income attributable to Masimo Corporation stockholders:	$240,282	$196,216	$193,543
Net loss attributable to noncontrolling interest	20	—	—
Net income attributable to Masimo Corporation stockholders	$240,302	$196,216	$193,543
Basic net income per share attributable to Masimo Corporation stockholders:
Net income attributable to Masimo Corporation stockholders	$240,302	$196,216	$193,543
Weighted-average shares outstanding - basic	54,700	53,434	52,296
Net income per basic share attributable to Masimo Corporation stockholders	$4.39	$3.67	$3.70
Diluted net income per share attributable to Masimo Corporation stockholders:
Weighted-average shares outstanding - basic	54,700	53,434	52,296
Diluted share equivalents: stock options, RSUs and PSUs	3,337	3,666	3,743
Weighted-average shares outstanding - diluted	58,037	57,100	56,039
Net income per diluted share attributable to Masimo Corporation stockholders	$4.14	$3.44	$3.45
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance stock units (PSUs). For the years ended January 2, 2021, December 28, 2019 and December 29, 2018, weighted options to purchase 0.4 million, 0.4 million and 1.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For each of the years ended January 2, 2021, December 28, 2019 and December 29, 2018, certain RSUs were considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of January 2, 2021, December 28, 2019 and December 29, 2018, 2.7 million of weighted average shares related to such RSUs have been excluded from the calculation of potential shares. For additional information with respect to these RSUs, please see “Employment and Severance Agreements” in Note 21 to these consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Cash paid during the year for:
Interest expense	$270	$211	$193
Income taxes	39,491	42,270	36,589
Operating lease liabilities	6,276	6,676	—

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities(1)	$15,387	$26,484	$—

Non-cash investing activities:
Unpaid purchases of property and equipment	$2,053	$6,686	$2,391
Settlement of promissory note receivable in connection with business combination	5,100	—	—

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$3,011	$14	$4
Fair value of common stock received for payment of stock option exercise price	1,616	—	—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$641,447	$567,687	$552,490
Restricted cash	3,557	388	151
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$645,004	$568,075	$552,641
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
Recently Adopted Accounting Pronouncements
In June 2016, the (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). Subsequent to the issuance of ASU 2016-13, the FASB clarified the guidance through several ASUs. The collective new guidance (ASC 326) generally requires entities to use a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity recognizes an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect. The entity’s estimate considers relevant information about past events, current conditions, and reasonable and supportable forecasts. The Company’s adoption of this standard, effective December 29, 2019, did not have a material impact on its consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates (ASU 2019-07). The new standard aligns the guidance in various sections of the codification with the requirements of certain already effective SEC final rules. ASU 2019-07 is effective immediately and was adopted upon issuance. The Company’s adoption of this standard did not have a material impact on its consolidated financial statements.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with its adoption of ASC 842, the Company recorded lessee operating lease ROU assets and lessee operating lease liabilities of $22.5 million as of December 30, 2018, primarily related to real estate and equipment leases, based on the present value of the future lease payments on such date. As a lessor, the Company also recorded customer lease receivables of $62.0 million, a reduction to equipment leased to customers (formerly titled deferred cost of goods sold) of $103.5 million, an increase to deferred tax assets of $8.6 million, a decrease to deferred revenue and contract-related liabilities of $9.1 million, an increase in other current liabilities of $3.0 million and a cumulative net decrease to retained earnings of $26.8 million, all related to the reclassification of certain embedded leases in existing deferred equipment agreements from operating to sales-type leases as of December 30, 2018. See Notes 6, 7 and 11 to these consolidated financial statements for additional disclosures required by ASC 842.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is a party to the following agreements with Cercacor:
•Cross-Licensing Agreement - The Company and Cercacor are parties to a cross-licensing agreement (Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities payable to Cercacor arising under the Cross-Licensing Agreement were $13.3 million, $12.1 million and $10.9 million for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively. The Company had sales to Cercacor in the amount of less than $0.1 million, $0.1 million, and less than $0.1 million for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively.
•Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.3 million, $0.2 million and $0.2 million for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively.
•Patent Transfer and Licensing Agreement. The Company entered into a patent transfer and licensing agreement with Cercacor (the Patent Agreement) effective July 2015, pursuant to which, among other things, it purchased certain patents from Cercacor (the Purchased Patents) for an aggregate purchase price of $2.4 million. Pursuant to the Patent Agreement, the Company granted Cercacor an irrevocable, non-exclusive, worldwide license with respect to the products and services covered by the Purchased Patents.
•Lease and Sublease Agreements - Effective December 14, 2019, the Company entered into a new lease agreement with Cercacor for approximately 34,000 of square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Cercacor Lease). The term of the Cercacor Lease expires on December 31, 2024. In March 2016, the Company entered into a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California (Cercacor Sublease). The Cercacor Sublease began on May 1, 2016 and expired on December 15, 2019. The Company recognized approximately $1.1 million, $0.4 million and $0.4 million of combined lease and sublease income for the years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively.
Net amounts due to Cercacor were approximately $3.6 million and $2.9 million as of January 2, 2021 and December 28, 2019, respectively.
The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. In addition, the Company’s Executive Vice President (EVP), Chief Financial Officer (CFO) serves as the Treasurer of the Masimo Foundation and the Company’s EVP, General Counsel and Corporate Secretary serves as the Secretary for the Masimo Foundation. For the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, the Company made cash contributions of approximately $1.5 million, $1.0 million and $2.0 million, respectively, to the Masimo Foundation. In addition, for each of the years ended January 2, 2021, December 28, 2019 and December 29, 2018, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services.
The Company’s CEO is also a co-founder and a member of the board of directors of Like Minded Media Ventures (LMMV), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. The Company entered into a marketing service agreement with LMMV for audiovisual production services promoting brand awareness, including television commercials and digital advertising, during the second quarter of 2020. During the fiscal year ended January 2, 2021, the Company incurred approximately $3.5 million in marketing expenses to LMMV under the marketing service agreement. At January 2, 2021, there was no amount due to LMMV for services rendered.
The Company maintains an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. During the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, the Company charged the Company’s CEO less than $0.1 million, $0.1 million and $0.2 million, respectively, related to such reimbursements.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Inventories
Inventories consist of the following (in thousands):

	January 2, 2021	December 28, 2019
Raw materials	$133,098	$55,920
Work-in-process	15,985	10,966
Finished goods	66,869	48,985
Total Inventories	$215,952	$115,871
5. Other Current Assets
Other current assets consist of the following (in thousands):

	January 2, 2021	December 28, 2019
Prepaid expenses	$30,235	$11,746
Lease receivable, current	23,206	20,250
Prepaid income taxes	14,782	7,330
Indirect taxes receivable	14,545	9,311
Deposits to acquire noncontrolling interest(1)	3,374	—
Prepaid rebates and royalties	3,081	1,801
Restricted cash(2)	3,397	230
Customer notes receivable	2,283	4,847
Other current assets	7,513	4,556
Total other current assets	$102,416	$60,071
______________
(1)     During the fourth quarter of fiscal 2020, the Company obtained a controlling interest in a provider of advanced hemodynamic monitoring solutions. The Company made a deposit to acquire the noncontrolling interest of the acquiree.
(2)     Restricted cash includes funds received from the Bill and Melinda Gates Foundation. As the Company incurs costs associated with research and development related to this project, on a quarterly basis, the Company reclasses amounts from the grant to offset costs incurred.
6. Lease Receivable
Effective December 30, 2018, the Company adopted ASC 842, which resulted in changes to the classification of certain embedded leases within its deferred equipment agreements from operating-type leases to sales-type leases. As a result, the Company now recognizes revenue and costs, as well as a lease receivable, at the time the lease commences pursuant to deferred equipment agreements containing embedded sales-type leases. Lease revenue related to both operating-type and sales-type leases for the year ended January 2, 2021 and December 28, 2019 was approximately $42.6 million and $44.0 million, respectively, and is included within product revenue in the accompanying consolidated statements of operations. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold. See “Recently Adopted Accounting Pronouncements” in Note 2 to these consolidated financial statements for additional information related to the Company’s adoption of ASC 842.
Lease receivable consists of the following (in thousands):

	January 2, 2021	December 28, 2019
Lease receivable	$81,074	$70,589
Allowance for credit loss	(202)	(403)
Lease receivable, net	80,872	70,186
Less: current portion of lease receivable	(23,206)	(20,250)
Lease receivable, noncurrent	$57,666	$49,936

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 2, 2021, estimated future maturities of customer sales-type lease receivables for each of the following fiscal years are as follows (in thousands):

Fiscal year	Amount
2021	$23,206
2022	19,992
2023	15,493
2024	11,469
2025	6,238
Thereafter	4,474
Total	$80,872
Estimated future operating lease payments expected to be received from customers under deferred equipment agreements are not material as of January 2, 2021.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following (in thousands):

	January 2, 2021	December 28, 2019
Deferred commissions	$7,477	$5,260
Prepaid contract allowances	7,336	8,098
Unbilled contract receivables	3,925	2,482
Equipment leased to customers, net(1)	1,338	374
Deferred costs and other contract assets	$20,076	$16,214
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
For the years ended January 2, 2021, December 28, 2019, and December 29, 2018, $0.4 million, $1.0 million and $30.0 million, respectively, of equipment leased to customers was amortized to cost of goods sold. As of January 2, 2021 and December 28, 2019, accumulated amortization of equipment leased to customers was $0.9 million and $0.7 million, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Property and Equipment, net
Property and equipment, net, consists of the following (in thousands):

	January 2, 2021	December 28, 2019
Building and building improvements	$122,310	$101,731
Machinery and equipment	72,610	58,864
Land	57,151	40,216
Aircraft and vehicles	33,175	29,934
Computer equipment and software	24,693	19,650
Leasehold improvements	19,295	15,921
Tooling	18,233	15,346
Furniture and office equipment	13,567	11,049
Demonstration units	1,024	836
Construction-in-progress (CIP)	44,589	39,107
Total property and equipment	406,647	332,654
Accumulated depreciation	(134,136)	(113,102)
Property and equipment, net	$272,511	$219,552
In March 2020, the Company purchased a facility in Switzerland for its international headquarters for a purchase price of $16.4 million, as well as land in Mexicali, Mexico for a purchase price of $7.7 million to be used for the construction of a new manufacturing and distribution facility.
The balance in CIP at January 2, 2021 relates primarily to acquisition and improvement costs for a portion of a recently purchased building in Switzerland, capitalized implementation costs related to a new enterprise resource planning software system and costs related to manufacturing equipment and other facility improvements, the underlying assets for which have not been completed or placed into service. The balance in CIP at December 28, 2019 related primarily to acquisition and improvement costs for a portion of a recently purchased building in California, capitalized and implementation costs related to an enterprise resource planning software system and costs related to manufacturing equipment and other facility improvements, the underlying assets for which have not been placed into service.
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018, depreciation expense of property and equipment was $21.8 million, $19.1 million and $16.3 million, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Intangible Assets, net
Intangible assets, net, consist of the following (in thousands):

	January 2, 2021	December 28, 2019
Gross carrying amount
Acquired technologies	$29,039	$5,580
Patents	26,875	23,242
Customer relationships	24,666	7,669
Trademarks	11,708	4,614
Licenses-related party	7,500	7,500
Capitalized software development costs	3,710	3,328
Other	7,091	5,466
Total gross carrying amount	$110,589	$57,399
Accumulated amortization
Patents	$(10,763)	$(9,251)
Licenses-related party	(6,841)	(5,984)
Customer relationships	(6,486)	(5,688)
Acquired technologies	(5,259)	(4,182)
Trademarks	(3,999)	(2,195)
Capitalized software development costs	(2,319)	(2,137)
Other	(999)	(711)
Total accumulated amortization	(36,666)	(30,148)
Net carrying amount	$73,923	$27,251
Intangible assets have a weighted-average amortization period of twelve years. For the years ended January 2, 2021, December 28, 2019 and December 29, 2018, amortization of intangible assets was $7.5 million, $4.4 million and $4.8 million, respectively. As of January 2, 2021 and December 28, 2019, the total costs of patents not yet amortizing was $8.2 million and $6.1 million, respectively. As of January 2, 2021 and December 28, 2019, the total costs of trademarks not yet amortizing was $0.9 million and $0.7 million, respectively.
For the years ended January 2, 2021 and December 28, 2019, total renewal costs capitalized for patents and trademarks was $1.3 million and $1.3 million, respectively. As of January 2, 2021, the weighted-average number of years until the next renewal was one year for patents and six years for trademarks.
During the first quarter of fiscal 2020, the Company completed an immaterial business combination. Based on the Company’s preliminary purchase price allocation, approximately $15.5 million, $2.6 million and $1.7 million of the purchase price was assigned to customer relationships, acquired technologies and trademarks, respectively.
During the second quarter of fiscal 2020, the Company completed another immaterial business combination. Based on the Company’s preliminary purchase price allocation, approximately $6.3 million, $2.4 million, $0.4 million and $0.3 million of the purchase price was assigned to acquired technologies, trademarks, customer relationships and other intangibles, respectively.
During the fourth quarter of fiscal 2020, the Company obtained a controlling interest in a provider of advanced hemodynamic monitoring solutions. Based on the Company’s preliminary purchase price allocation, approximately $14.0 million, $2.3 million, $1.0 million and $1.0 million of the purchase price was assigned to acquired technologies, trademarks, customer relationships and other intangibles, respectively. Subsequently, during the first quarter of fiscal 2021, the Company acquired the remaining minority interest. See Note 14 to these consolidated financial statements for further details.
The Company is still gathering additional information to finalize these preliminary estimates with respect to tax contingency matters and expects to finalize the purchase price allocations as soon as practicable, but no later than one year from the acquisition dates.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated amortization expense for each of the next fiscal years is as follows (in thousands):

Fiscal year	Amount
2021	$8,761
2022	8,385
2023	7,334
2024	6,985
2025	5,974
Thereafter	36,484
Total	$73,923
10. Goodwill
Changes in goodwill were as follows (in thousands):

	January 2, 2021	December 28, 2019
Goodwill, beginning of period	$22,350	$23,297
Increase from business combinations	79,862	—
Foreign currency translation and other adjustments	994	(947)
Goodwill, end of period	$103,206	$22,350
During the first quarter of fiscal 2020, the Company completed an immaterial business combination. Based on the Company’s preliminary purchase price allocation for this transaction, approximately $31.4 million of the purchase price was assigned to goodwill.
During the second quarter of fiscal 2020, the Company completed another immaterial business combination. Based on the Company’s preliminary purchase price allocation for this transaction, approximately $26.7 million of the purchase price was assigned to goodwill.
During the fourth quarter of fiscal 2020, the Company obtained a controlling interest in a provider of advanced hemodynamic monitoring solutions. Based on the Company’s preliminary purchase price allocation, approximately $21.8 million of the purchase price was assigned to goodwill. Subsequently, during the first quarter of fiscal 2021, the Company acquired the remaining minority interest. See Note 14 to these consolidated financial statements for further details.
The Company is still gathering additional information to finalize these preliminary estimates with respect to tax contingency matters and expects to finalize the purchase price allocations as soon as practicable, but no later than one year from the acquisition dates.
11. Lessee ROU Assets and Lease Liabilities
Effective December 30, 2018, the Company adopted ASC 842. See “Recently Adopted Accounting Pronouncements” in Note 2 to these consolidated financial statements for additional information.
The Company leases certain facilities in North and South America, Europe, the Middle East and Asia-Pacific regions under operating lease agreements expiring at various dates through February 2031. In addition, the Company leases equipment in the U.S. and Europe that are classified as operating leases and expire at various dates through April 2024. The majority of these leases are non-cancellable and generally do not contain any material restrictive covenants, material residual value guarantees or other material guarantees. The Company recognizes lease costs under these agreements using a straight-line method based on total lease payments. Certain facility leases contain predetermined price escalations and in some cases renewal options, the longest of which is for five years.
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of January 2, 2021, the weighted average discount rate used by the Company for all operating leases was approximately 2.5%.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows (in thousands):

	Balance sheet classification	January 2, 2021	December 28, 2019
Lessee ROU assets, net	Other non-current assets	$32,324	$19,137

Lessee current lease liabilities	Other current liabilities	5,975	4,653
Lessee non-current lease liabilities	Other non-current liabilities	28,373	15,834
Total operating lease liabilities		$34,348	$20,487
For the years ended January 2, 2021 and December 28, 2019, accumulated amortization for lessee ROU assets was $9.2 million and $4.7 million, respectively. The weighted average remaining lease term for the Company’s operating leases was 7.1 years as of January 2, 2021.
As of January 2, 2021, estimated future operating lease payments for each of the following fiscal years were as follows (in thousands):

Fiscal year	Amount
2021	$6,610
2022	6,048
2023	5,762
2024	4,540
2025	3,576
Thereafter(1)	11,055
Total	37,591
Imputed interest	(3,243)
Present value(2)	$34,348
______________
(1)     Includes optional renewal period for certain leases.
(2)     During fiscal 2020, the Company entered into lease agreements for two properties which have not commenced as of January 2, 2021. The future obligations for such leases are $3.1 million in the aggregate and are not included in the estimated future operating lease payments.
Lease costs consist of the following (in thousands):

	January 2, 2021	December 28, 2019
Operating lease costs	$6,945	$6,790
Short-term lease costs	1	12
Sublease income	—	(232)
Total lease cost	$6,946	$6,570
For the year ended December 29, 2018, rental expense related to operating leases was $6.9 million.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Other Non-Current Assets
Other assets, long-term consist of the following (in thousands):

	January 2, 2021	December 28, 2019
Lessee ROU assets, net	$32,324	$19,137
Strategic investments	8,002	6,475
Prepaid deposits	3,816	3,022
Other non-current assets	500	157
Total non-current assets	$44,642	$28,791

13. Deferred Revenue and Other Contract Liabilities
Deferred revenue and other contract liabilities consist of the following (in thousands):

	January 2, 2021	December 28, 2019
Deferred revenue(1)	$33,221	$13,998
Accrued rebates and allowances	12,127	8,436
Accrued customer reimbursements(2)	3,829	5,739
Total deferred revenue and other contract liabilities	49,177	28,173
Less: Non-current portion of deferred revenue	(4,242)	(2,234)
Deferred revenue and other contract liabilities - current	$44,935	$25,939
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
Changes in deferred revenue for the year ended January 2, 2021 were as follows:

Amount
Deferred revenue, beginning of the period	$13,998
Increase from business combinations	9,778
Revenue deferred during the period	27,385
Recognition of revenue deferred in prior periods	(17,940)
Deferred revenue, end of the period	$33,221
During the first quarter of fiscal 2020, the Company completed an immaterial business combination. Based on the Company’s preliminary purchase price allocation for this transaction, approximately $7.4 million of the purchase price was assigned to deferred revenue.
During the second quarter of fiscal 2020, the Company completed another immaterial business combination. Based on the Company’s preliminary purchase price allocation for this transaction, approximately $1.3 million of the purchase price was assigned to deferred revenue.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of fiscal 2020, the Company obtained a controlling interest in a provider of advanced hemodynamic monitoring solutions. Based on the Company’s preliminary purchase price allocation, approximately $1.1 million of the purchase price was assigned to deferred revenue. Subsequently, during the first quarter of fiscal 2021, the Company acquired the remaining minority interest. See Note 14 to these consolidated financial statements for further details.
The Company is still gathering additional information to finalize these preliminary estimates with respect to tax contingency matters and expects to finalize the purchase price allocations as soon as practicable, but no later than one year from the acquisition dates.
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
The following table summarizes the Company’s estimated Unrecognized Contract Revenue as of January 2, 2021 and the future periods within which the Company expects to recognize such revenue.

	Expected Future Revenue By Period (in thousands)
	Less than 1 Year	Between 1-3 Years	Between 3-5 Years	More than 5 Years	Total
Unrecognized contract revenue	$231,982	$370,779	$176,835	$44,862	$824,458
The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially, from those reflected in this table.
14. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	January 2, 2021	December 28, 2019
Accrued indirect taxes payable	$14,365	$7,545
Accrued expenses	6,794	6,115
Lessee lease liabilities, current	5,975	4,653
Income tax payable	5,910	7,142
Accrued legal fees	4,058	1,839
Related party payables	3,655	3,024
Minority interest(1)	3,469	—
Accrued warranty	2,740	3,395
Accrued property taxes	1,682	1,629
Other current liabilities	4,591	1,685
Total other current liabilities	$53,239	$37,027
______________
(1)     During the fourth quarter of fiscal 2020, the Company obtained a controlling interest in a provider of advanced hemodynamic monitoring solutions. The noncontrolling interest of the acquiree was recorded within other current liabilities as of January 2, 2021, as the minority interest shares are mandatorily redeemable. During the first quarter of fiscal 2021, the Company acquired the remaining minority interest.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Pursuant to the terms of the Credit Facility, the Company is subject to certain covenants, including financial covenants related to a net leverage ratio and an interest charge coverage ratio, and other customary negative covenants. The Credit Facility also includes customary events of default which, upon the occurrence of any such event of default, provide the Lenders with the right to take either or both of the following actions: (a) immediately terminate the commitments, and (b) declare the loans then outstanding immediately due and payable in full. As of January 2, 2021 and December 28, 2019, the Credit Facility had no outstanding draws and as of January 2, 2021, the Credit Facility had $1.7 million of outstanding letters of credit. The Company was in compliance with all covenants under the Credit Facility as of January 2, 2021.
The Company incurred total combined interest expense of $0.3 million, $0.3 million and $0.6 million for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively, under its current and previous credit facilities.
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	January 2, 2021	December 28, 2019
Lessee non-current lease liabilities	$28,373	$15,834
Income tax payable, non-current	19,245	21,509
Unrecognized tax benefits	11,777	13,184
Deferred tax liabilities	6,247	3,052
Other non-current liabilities	5,434	2,456
Total other non-current liabilities	$71,076	$56,035
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In July 2018, the Board approved a new stock repurchase program, authorizing the Company to purchase up to 5.0 million additional shares of its common stock over a period of up to three years (2018 Repurchase Program). The 2018 Repurchase Program became effective in September 2018 upon the expiration of the 2015 Repurchase Program. The Company expects to fund the 2018 Repurchase Program through its available cash, cash expected to be generated from future operations, the Credit Facility and other potential sources of capital. The 2018 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. As of January 2, 2021, 4.3 million shares remained available for repurchase pursuant the 2018 Repurchase Program.
The following table provides a summary of the Company’s stock repurchase activities during the years ended January 2, 2021, December 28, 2019 and December 29, 2018 (in thousands, except per share amounts):

	Years Ended
	January 2, 2021		December 28, 2019		December 29, 2018
Shares repurchased	456	(1)	275	(1)	198
Average cost per share	$242.40		$136.61		$84.12
Value of shares repurchased	$110,540		$37,554		$16,490
______________
(1)     Excludes shares withheld from the shares of its common stock actually issued in connection with the vesting of PSU or RSU awards to satisfy certain U.S. federal and state tax withholding obligations.

18. Stock-Based Compensation
Total stock-based compensation expense for the years ended January 2, 2021, December 28, 2019 and December 29, 2018 was $42.2 million, $39.2 million and $27.4 million, respectively. As of January 2, 2021, an aggregate of 11.1 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 4.4 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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
2017 Equity Incentive Plan
The 2017 Equity Plan permits the grant of stock options, restricted stock, RSUs, stock appreciation rights, PSUs, performance shares, performance bonus awards and other stock or cash awards to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary of the Company. Upon effectiveness, an aggregate of 5.0 million shares were available for issuance under the 2017 Equity Plan. In May 2020, the Company’s stockholders approved an increase of 2.5 million shares to the 2017 Equity Plan. The aggregate number of shares that may be awarded under the 2017 Equity Plan is 7.5 million shares.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted-average exercise prices):

	Year Ended January 2, 2021		Year Ended December 28, 2019		Year Ended December 29, 2018
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Options outstanding, beginning of period	5,212	$54.23	5,676	$43.61	6,953	$36.26
Granted	400	187.83	545	140.56	564	98.47
Canceled/Forfeited	(219)	126.98	(158)	83.14	(233)	67.45
Exercised	(1,945)	32.41	(851)	33.32	(1,608)	27.62
Options outstanding, end of period	3,448	$77.44	5,212	$54.23	5,676	$43.61
Options exercisable, end of period	2,026	$47.31	3,311	$33.80	3,273	$29.63
Total stock option expense for the years ended January 2, 2021, December 28, 2019 and December 29, 2018 was $16.1 million, $14.8 million, and $13.8 million, respectively. As of January 2, 2021, the Company had $40.8 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted average period of approximately 5.9 years.
The number and weighted-average exercise price of outstanding and exercisable stock options segregated by exercise price ranges (in thousands, except range of exercise prices and remaining contractual life) were as follows:

	Year Ended January 2, 2021			Year Ended December 28, 2019
	Options Outstanding		Options Exercisable	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life	Number of Options	Number of Options	Average Remaining Contractual Life	Number of Options
$15.00 to $50.00	1,696	4.14	1,518	3,464	4.14	2,958
$50.01 to $80.00	42	5.80	26	68	5.56	30
$80.01 to $120.00	910	6.83	408	1,148	6.98	320
$120.01 to $160.00	476	8.41	74	532	8.46	3
$160.01 to $200.00	255	9.17	—	—	0.00	—
$200.01 to $230.00	37	9.50	—	—	0.00	—
$230.01 to $275.00	32	9.53	—	—	0.00	—
Total	3,448	5.90	2,026	5,212	5.60	3,311
As of January 2, 2021 and December 28, 2019, the weighted-average remaining contractual term of options outstanding was 5.9 years and 5.6 years, respectively. As of January 2, 2021 and December 28, 2019, the weighted average remaining contractual term of options exercisable with an exercise price less than the closing price of the Company’s common stock was 4.7 years and 4.3 years, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted average grant date fair value amounts):

	Year Ended January 2, 2021		Year Ended December 28, 2019		Year Ended December 29, 2018
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,797	$96.85	2,707	$95.54	2,708	$95.51
Granted	98	193.77	100	133.57	7	99.05
Canceled/Forfeited	(6)	165.03	(3)	133.50	—	—
Vested	(27)	134.78	(7)	99.05	(8)	88.40
RSUs outstanding, end of period	2,862	$99.66	2,797	$96.85	2,707	$95.54
Total RSU expense for the years ended January 2, 2021, December 28, 2019 and December 29, 2018 was $5.7 million, $2.8 million and $0.7 million, respectively. As of January 2, 2021, the Company had $22.6 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 3.8 years, excluding any contingent compensation expense related to certain RSUs that were granted to the Company’s Chairman and CEO in connection with the amendment and restatement of his employment agreement. See “Employment and Severance Agreements” in Note 21 to these consolidated financial statements for further details on the CEO’s employment agreement.
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted average grant date fair value amounts):

	Year Ended January 2, 2021		Year Ended December 28, 2019		Year Ended December 29, 2018
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
PSUs outstanding, beginning of period	412	$102.22	313	$88.34	233	$90.70
Granted	97	179.42	128	133.50	197	86.95
Canceled/Forfeited	(7)	122.13	—	—	(86)	90.71
Vested	(58)	90.69	(29)	90.69	(31)	90.70
PSUs outstanding, end of period	444	$120.28	412	$102.22	313	$88.34
During the year ended December 29, 2018, the Company awarded 197,000 PSUs that will vest three years from the award date based on the achievement of certain 2020 performance criteria approved by the Compensation Committee. If earned, the PSUs granted will vest at the time the achievement level of the performance criteria is determined by the Compensation Committee. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 197,000 PSUs or 394,000 shares. On February 22, 2021, the Compensation Committee determined that the performance criteria was achieved within the range.
During the year ended December 28, 2019, the Company awarded 128,000 PSUs that will vest three years from the award date, based on the achievement of certain 2021 performance criteria approved by the Board. If earned, the PSUs granted will vest upon achievement of the performance criteria after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 128,000 PSUs or 256,000 shares.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended January 2, 2021, the Company awarded 97,000 PSUs that will vest three years from the award date, based on the achievement of certain 2023 performance criteria approved by the Board. If earned, the PSUs granted will vest upon achievement of the performance criteria after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 97,000 PSUs or 194,000 shares.
Based on management’s estimate of the number of units expected to vest, total PSU expense for the years ended January 2, 2021, December 28, 2019 and December 29, 2018 was $20.4 million, $21.6 million and $12.9 million, respectively. As of January 2, 2021, the Company had $31.6 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 0.9 years.
Valuation of Stock-Based Award Activity
The fair value of each RSU and PSU is determined based on the closing price of the Company’s common stock on the grant date.
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Year Ended January 2, 2021	Year Ended December 28, 2019	Year Ended December 29, 2018
Risk-free interest rate	0.2% to 1.7%	1.4% to 2.6%	2.3% to 3.1%
Expected term	5.1 years to 5.1 years	5.1 years to 5.2 years	5.2 years to 5.6 years
Estimated volatility	26.9% to 35.5%	28.2% to 30.0%	26.8% to 32.0%
Expected dividends	0%	0%	0%
Weighted-average fair value of options granted	$51.10 per share	$42.29 per share	$31.85 per share
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
Estimated volatility. The estimated volatility is the amount by which the Company’s share price is expected to fluctuate during a period. The Company’s estimated volatilities for fiscal years 2020, 2019 and 2018 are based on historical and implied volatilities of the Company’s share price over the expected term of the option.
Expected dividends. The Board may from time to time declare, and the Company may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law. Any determination to declare and pay dividends will be made by the Board and will depend upon the Company’s results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by the Board. In the event a dividend is declared, there is no assurance with respect to the amount, timing or frequency of any such dividends. The dividend declared in 2012 was deemed to be a special dividend and there is no assurance that special dividends will be declared again during the expected term. Based on this uncertainty and unknown frequency, for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, no dividend rate was used in the assumptions to calculate the stock-based compensation expense.
The Company has elected to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. The total fair value of all options that vested during fiscal years 2020, 2019 and 2018 was $15.1 million, $14.2 million and $13.7 million, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of January 2, 2021 was $658.5 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of January 2, 2021 was $447.8 million. The aggregate intrinsic value of options exercised during the years ended January 2, 2021, December 28, 2019 and December 29, 2018 was $355.3 million, $93.9 million and $127.1 million, respectively.
The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation expense was $30.4 million, $15.7 million and $22.0 million for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively.
The following table presents the total stock-based compensation expense that is included in each functional line item of the consolidated statements of operations (in thousands):

	Year Ended January 2, 2021	Year Ended December 28, 2019	Year Ended December 29, 2018
Cost of goods sold	$714	$445	$334
Selling, general and administrative	31,462	30,450	21,391
Research and development	10,049	8,340	5,692
Total	$42,225	$39,235	$27,417
The increase in total stock-based compensation expense during the year ended January 2, 2021 was due to both the composition of the equity awards granted and a significant increase in the fair market value of the Company’s stock from the prior year, which increased the value of the equity awards granted during such year.
19. Non-operating Income
Non-operating income consists of the following (in thousands):

	Year Ended January 2, 2021	Year Ended December 28, 2019	Year Ended December 29, 2018
Interest income	$5,534	$13,917	$8,178
Realized and unrealized foreign currency gain (loss)	2,631	(627)	(2,027)
Interest expense	(338)	(328)	(706)
Other	86	(12)	287
Total non-operating income	$7,913	$12,950	$5,732
20. Income Taxes
The components of income before provision for income taxes are as follows (in thousands):

	Year Ended January 2, 2021	Year Ended December 28, 2019	Year Ended December 29, 2018
United States	$214,816	$181,664	$173,848
Foreign	48,920	52,502	39,928
Total	$263,736	$234,166	$213,776

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the current and deferred provision (benefit) for income taxes (in thousands):

	Year Ended January 2, 2021	Year Ended December 28, 2019	Year Ended December 29, 2018
Current:
Federal	$13,901	$30,218	$20,418
State	6,444	5,273	3,075
Foreign	8,073	8,424	5,014
Subtotal	$28,418	$43,915	$28,507
Deferred:
Federal	$1,354	$(3,732)	$(6,678)
State	(6,191)	(1,985)	(1,258)
Foreign	(127)	(248)	(338)
Subtotal	(4,964)	(5,965)	(8,274)
Total	$23,454	$37,950	$20,233
Included in the fiscal year 2020 and 2019 tax provisions are increases of $0.2 million and $1.8 million, respectively, for tax and accrued interest related to uncertain tax positions for each fiscal year. Fiscal year 2018 included a tax benefit of $1.6 million for tax and accrued interest related to uncertain tax positions.
The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended January 2, 2021	Year Ended December 28, 2019	Year Ended December 29, 2018
Statutory regular federal income tax rate	21.0%	21.0%	21.0%
State provision, net of federal benefit	0.1	1.1	0.7
Nondeductible executive compensation	1.8	2.1	1.9
Research and development tax credits	(2.2)	(1.1)	(1.4)
Foreign income taxed at different rates	(1.0)	(1.7)	(2.0)
U.S. tax on foreign income, net	1.0	0.1	0.7
Impact of 2017 Tax Act	—	—	0.1
Withholding taxes on undistributed foreign earnings, net	—	—	(0.6)
Excess stock-based compensation	(10.4)	(6.0)	(9.4)
Derecognition of uncertain tax position	(2.2)	—	(1.5)
Other	0.8	0.7	—
Total	8.9%	16.2%	9.5%
During the year ended December 29, 2018, the Company completed its analysis of the income tax effects of the Tax Cuts and Jobs Act of 2017 (2017 Tax Act) and, pursuant to Staff Accounting Bulletin No. 118, recorded an adjustment of approximately $0.9 million to reduce its previously estimated accrual based on additional information and guidance that became available with respect to the application of certain provisions of the 2017 Tax Act. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered. As future guidance is issued, the Company may make adjustments to amounts that it has previously recorded that may materially impact its provision for income taxes in the period in which such adjustments are made.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 2, 2021, the Company has accumulated undistributed earnings generated by its foreign subsidiaries of approximately $229.3 million. Because such earnings have previously been subject to U.S. tax, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of its foreign investments would generally be limited to foreign withholding and state taxes. The Company considers $86.5 million of these accumulated undistributed earnings as no longer permanently reinvested and has accrued foreign withholding and state taxes, net of estimated foreign tax credits, of $1.6 million. The Company intends, however, to indefinitely reinvest the remaining $142.8 million of earnings. If the Company decides to distribute such permanently reinvested earnings, the Company would accrue estimated additional income tax expense of up to approximately $6.8 million.
The components of the deferred tax assets are as follows (in thousands):

	January 2, 2021	December 28, 2019
Deferred tax assets:
Deferred revenue	$19,769	$13,948
Net operating losses	19,140	724
Accrued liabilities	16,534	13,273
Tax credits	9,398	6,438
Stock-based compensation	8,385	7,926
Operating lease assets	5,782	4,174
Other	—	867
Total	79,008	47,350
Valuation allowance	(15,660)	—
Total deferred tax assets	$63,348	$47,350

Deferred tax liabilities:
Property and equipment	$(12,818)	$(6,604)
Acquired intangibles	(5,465)	—
Operating lease liabilities	(5,429)	(3,845)
Withholding taxes on undistributed foreign earnings	(3,108)	(2,829)
State taxes and other	(2,302)	(1,152)
Other	(1,110)	—
Total deferred tax liabilities	(30,232)	(14,430)
Net deferred tax assets	$33,116	$32,920
As of January 2, 2021, the Company has $1.9 million and $2.9 million of net operating losses from federal and various state jurisdictions, which will begin to expire in 2036 and 2039, respectively. Additionally, the Company has $76.8 million of net operating losses from foreign jurisdictions which will carryover indefinitely. The Company also has state research and development tax credits of $14.9 million that will carry forward indefinitely and $0.3 million of Canadian investment tax credits on research and development expenditures that will begin to expire in 2033. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. In making this determination, the Company considered all available positive and negative evidence, including scheduled reversals of liabilities, projected future taxable income, tax planning strategies and recent financial performance. During the year ended January 2, 2021, the Company established a valuation allowance to reduce the deferred tax assets relating to certain acquired operating losses in certain foreign jurisdictions that the Company believes are not likely to be realized.
As a result of certain business and employment actions undertaken by the Company, income earned in a certain European country is subject to a reduced tax rate through 2022, which, upon meeting certain requirements, can be extended through 2026. For the year ended January 2, 2021 and December 29, 2018, the estimated income tax benefit related to such business arrangement was $0.9 million and $1.7 million, respectively, and favorably impacted net income per diluted share by $0.02 for each year.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended January 2, 2021	Year Ended December 28, 2019
Unrecognized tax benefits (gross), beginning of period	$17,009	$15,412
Increase from tax positions in prior period	471	81
Increase from tax positions in current period	6,565	2,636
Lapse of statute of limitations	(6,040)	(1,120)
Unrecognized tax benefits (gross), end of period	$18,005	$17,009
The amount of unrecognized benefits which, if ultimately recognized, could favorably affect the tax rate in a future period was $16.3 million and $15.7 million as of January 2, 2021 and December 28, 2019, respectively. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next 12 months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next 12 months cannot be made at this time.
For the years ended January 2, 2021 and December 29, 2018, the Company recorded a benefit of $0.5 million and $0.8 million, respectively, for interest and penalties related to unrecognized tax benefits as part of income tax expense. For the year ended December 28, 2019, the Company recorded an expense of $0.5 million for interest and penalties related to unrecognized tax benefits as part of income tax expense.
Total accrued interest and penalties related to unrecognized tax benefits as of January 2, 2021 and December 28, 2019 were $0.7 million and $1.3 million, respectively.
The Company conducts business in multiple jurisdictions, and as a result, one or more of the Company’s subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2016. All material state, local and foreign income tax matters have been concluded for years through 2013.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted and signed into law in response to the market volatility and instability resulting from the COVID-19 pandemic. It includes a significant number of tax provisions and lifts certain deduction limitations originally imposed by the 2017 Tax Act. The changes are primarily related to: (1) the business interest expense disallowance rules for 2019 and 2020; (2) net operating loss rules; (3) charitable contribution limitations; (4) employee retention credit; and (5) the realization of corporate alternative minimum tax credits.
The Company has reviewed the tax provision in the CARES Act and did not identify any material impact to the Company’s consolidated financial statements.
21. Commitments and Contingencies
Employee Retirement Savings Plan
The Company sponsors a qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $3.2 million, $2.5 million and $2.3 million to the MSRP for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively, all in the form of matching contributions. In addition, the Company sponsors various defined contribution plans in certain locations outside of the United States, the contributions to which were not material for any period.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
As of January 2, 2021, the expense related to the Award Shares and Cash Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement was approximately $292.9 million.
As of January 2, 2021, the Company had severance plan participation agreements with eight executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, which became effective on July 19, 2007 and which was amended effective December 31, 2008.
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
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $123.0 million of purchase commitments as of January 2, 2021, that are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of January 2, 2021, the Company had approximately $2.5 million in outstanding unsecured bank guarantees.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of January 2, 2021, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash in time deposits with major financial institutions. As of January 2, 2021, the Company had $641.4 million of bank balances of which $4.8 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the years ended January 2, 2021, December 28, 2019 and December 29, 2018, revenue from the sale of the Company’s products to customers that are members of GPOs approximated 49.3%, 55.3% and 56.7% of total product revenue, retrospectively.
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018, the Company had sales through two just-in-time distributors that represented 11.5% and 10.1%, 11.1% and 13.0%, and 10.4% and 12.9% of total product revenue, respectively. As of January 2, 2021 and December 28, 2019, one just-in-time distributor represented 6.7% and 6.2% of the Company’s accounts receivable balance, respectively.
As of January 2, 2021 and December 28, 2019, one customer represented 9.1% and 19.0%, respectively, of the Company’s accounts receivable balance. The receivable balance related to such customer is fully secured by letters of credit.
The majority of the Company’s historical royalty revenue arose from one agreement with Medtronic plc (Medtronic). For the year ended January 2, 2021, the Company recognized no royalty revenue pursuant to this agreement. For the years ended December 28, 2019 and December 29, 2018, the Company recognized royalty revenue pursuant to this agreement of $0.7 million and $26.4 million, respectively. Pursuant to the agreement, Medtronic is not obligated to pay royalties to the Company for its sales occurring after October 6, 2018.
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
On January 2, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California (District Court) by Physicians Healthsource, Inc. The complaint alleges that the Company sent unsolicited facsimile advertisements in violation of the Junk Fax Protection Act of 2005 and related regulations. The complaint seeks $500 for each alleged violation, treble damages if the District Court finds the alleged violations to be knowing, plus interest, costs and injunctive relief. On March 26, 2019, an amended complaint was filed adding Radha Geismann, M.D. PC as an additional named plaintiff. On June 17, 2019, the plaintiffs filed their motion for class certification. On September 10, 2019, the parties filed motions for summary judgment. On September 30, 2019, the Company filed its opposition to the motion for class certification, and the plaintiffs filed their reply on October 7, 2019.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 21, 2019, the District Court issued an order denying the plaintiffs’ motion for class certification, and granting in part and denying in part the Company’s motion for summary judgment, and deferring ruling on the plaintiffs’ motion for summary judgment. On December 5, 2019, the plaintiffs filed a petition for permission to appeal the order denying class certification, which was denied on January 24, 2020. Trial of the individual plaintiffs’ claims was scheduled for June 2, 2020, but on April 1, 2020, the District Court vacated the trial date and directed the parties to conduct an in-person mediation. The mediation has not occurred and no new trial date has been set. On July 13, 2020, the District Court issued an order granting in part and denying in part the plaintiffs’ motion for summary judgment. The Company believes it has good and substantial defenses to the claims, but there is no guarantee that the Company will prevail. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying consolidated financial statements.
On January 9, 2020, the Company filed a complaint against Apple Inc. (Apple) in the District Court for infringement of a number of patents, for trade secret misappropriation, and for ownership and correction of inventorship of a number of Apple patents listing one of its former employees as an inventor. Apple filed petitions for Inter Partes Review of the asserted patents in the U.S. Patent and Trademark Office (PTO). The PTO has not yet acted on the petitions. On October 14, 2020, the District Court stayed the patent infringement claims pending completion of the Inter Partes review proceedings. On November 13, 2020, the Company filed a third amended complaint. On December 1, 2020, Apple filed a partial motion to dismiss the trade secrets claim in the third amended complaint. On January 6, 2021, the District Court granted the motion in part and denied it in part, with leave to amend within 30 days. On February 3, 2021, Apple filed its answer to the third amended complaint. The Company is seeking damages, injunctive relief, and declaratory judgment regarding ownership of the Apple patents. Although the Company intends to vigorously pursue all of its legal remedies, there is no guarantee that the Company will be successful in these efforts.
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
22. Segment Information and Enterprise Reporting
The Company operates in one segment based upon the Company’s organizational structure and the way in which the Company’s chief operating decision maker, the CEO, reviews financial information, including gross profit, operating expenses, operating income, and net income including noncontrolling interests presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. In addition, the Company’s assets are primarily located in the U.S. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues and long-lived assets.
The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Year Ended January 2, 2021		Year Ended December 28, 2019		Year Ended December 29, 2018
Geographic area by destination:
United States (U.S.)	$763,069	66.7%	$636,371	68.0%	$566,816	68.3%
Europe, Middle East and Africa	238,681	20.9	183,363	19.6	160,910	19.4
Asia and Australia	103,756	9.1	87,961	9.4	75,534	9.1
North and South America (excluding U.S.)	38,238	3.3	28,713	3.0	26,614	3.2
Total product revenue	$1,143,744	100.0%	$936,408	100.0%	$829,874	100.0%

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s consolidated long-lived assets (tangible non-current assets) by geographic area are (in thousands, except percentages):

	Year Ended January 2, 2021		Year Ended December 28, 2019		Year Ended December 29, 2018
Long-lived assets by geographic area:
United States	$238,094	86.9%	$216,650	98.5%	$262,373	95.6%
International	35,755	13.1	3,276	1.5	12,016	4.4
Total	$273,849	100.0%	$219,926	100.0%	$274,389	100.0%
23. Quarterly Financial Data
The following tables contain selected unaudited consolidated statements of operations data for each quarter of 2020 and 2019 (in thousands, except per share data):

	Quarters Ended
Fiscal 2020	March 28, 2020	June 27, 2020	September 26, 2020	January 2, 2021
Total revenue	$269,625	$300,953	$278,112	$295,054
Gross profit	185,629	191,584	178,926	186,926
Operating income	69,010	62,220	59,698	64,895
Net income	64,456	55,772	49,405	70,669
Net income per share
Basic(1)	$1.20	$1.02	$0.90	$1.28
Diluted(1)	$1.12	$0.96	$0.85	$1.21

	Quarters Ended
Fiscal 2019	March 30, 2019	June 29, 2019	September 28, 2019	December 28, 2019
Total revenue	$231,664	$229,652	$229,011	$247,510
Gross profit	151,642	154,339	156,268	166,923
Operating income	56,023	52,004	51,632	61,557
Net income	49,322	44,888	49,085	52,921
Net income per share
Basic(1)	$0.93	$0.84	$0.92	$0.99
Diluted(1)	$0.87	$0.79	$0.86	$0.92
______________
(1) The sum of the basic and diluted earnings per share numbers for each quarter may not equal the basic and diluted earnings per share number for the entire year due to quarterly rounding.

Schedule II
MASIMO CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
Years ended January 2, 2021, December 28, 2019 and December 29, 2018
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Expense and Other Accounts		Amounts Charged Against Reserve	Balance at End of Period
Year ended January 2, 2021
Allowance for doubtful accounts	$2,206	$128	(1)	$(529)	$1,805
Allowance for sales returns and allowances	700	814	(1)	(292)	1,222
Year ended December 28, 2019
Allowance for doubtful accounts(2)	1,535	1,021		(350)	2,206
Allowance for sales returns and allowances	432	1,696		(1,428)	700
Year ended December 29, 2018
Allowance for doubtful accounts	2,116	(486)		(95)	1,535
Allowance for sales returns and allowances	424	1,416		(1,408)	432
______________
(1)     Additions charged to expense and other accounts include amounts from immaterial business combinations.
(2)     In connection with its adoption of ASC 842 on December 30, 2018, the Company recorded allowance for credit loss for lease receivable, which is included in the allowance for doubtful accounts for the year ended December 28, 2019. See “Recently Adopted Accounting Pronouncements” in Note 2 to these consolidated financial statements for additional information related to the Company’s adoption of ASC 842.