Form 10-Q
period 2021-04-03
MASIMO CORP
filed 2021-04-27
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)							Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class						Number of Shares Outstanding as of April 3, 2021
Common stock, $0.001 par value						55,000,432

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED APRIL 3, 2021

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	April 3, 2021	January 2, 2021
ASSETS
Current assets
Cash and cash equivalents	$551,992	$641,447
Trade accounts receivable, net of allowance for credit losses of $1,543 and $1,603 at April 3, 2021 and January 2, 2021, respectively	134,304	141,350
Inventories	216,142	215,952
Other current assets	80,672	102,416
Total current assets	983,110	1,101,165
Lease receivable, noncurrent	58,566	57,666
Deferred costs and other contract assets	21,352	20,076
Property and equipment, net	274,570	272,511
Intangible assets, net	72,937	73,923
Goodwill	102,092	103,206
Deferred tax assets	39,310	39,363
Other non-current assets	45,871	44,642
Total assets	$1,597,808	$1,712,552
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$62,883	$64,061
Accrued compensation	47,915	71,601
Deferred revenue and other contract liabilities, current	39,113	44,935
Other current liabilities	46,961	53,239
Total current liabilities	196,872	233,836
Other non-current liabilities	72,811	71,076
Total liabilities	269,683	304,912
Commitments and contingencies - See Note 21
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 55,000 and 55,251 shares issued and outstanding at April 3, 2021 and January 2, 2021, respectively	55	55
Treasury stock, 16,540 and 15,993 shares at April 3, 2021 and January 2, 2021, respectively	(767,653)	(638,736)
Additional paid-in capital	702,596	703,693
Accumulated other comprehensive (loss) income	(1,471)	1,413
Retained earnings	1,394,598	1,341,215
Total stockholders’ equity	1,328,125	1,407,640
Total liabilities and stockholders’ equity	$1,597,808	$1,712,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	April 3, 2021	March 28, 2020
Product revenue	$299,043	$269,625
Cost of goods sold	102,168	83,996
Gross profit	196,875	185,629
Operating expenses:
Selling, general and administrative	96,700	89,877
Research and development	34,511	27,241
Litigation awards	—	(499)
Total operating expenses	131,211	116,619
Operating income	65,664	69,010
Non-operating (loss) income	(737)	3,346
Income before provision for income taxes	64,927	72,356
Provision for income taxes	11,544	7,900
Net income	$53,383	$64,456

Net income per share:
Basic	$0.97	$1.20
Diluted	$0.92	$1.12

Weighted-average shares used in per share calculations:
Basic	55,200	53,867
Diluted	57,901	57,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net income	$53,383	$64,456
Other comprehensive income, net of tax:
Unrealized losses from foreign currency translation adjustments	(2,884)	(2,463)
Total comprehensive income	$50,499	$61,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)
	Three Months Ended April 3, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 2, 2021	55,251	$55	15,993	$(638,736)	$703,693	$1,413	$1,341,215	$1,407,640
Stock options exercised	61	—	—	—	2,886	—	—	2,886
Restricted/Performance stock units vested	303	—	—	—	—	—	—	—
Shares paid for tax withholding	(68)	—	—	—	(16,691)	—	—	(16,691)
Stock-based compensation	—	—	—	—	12,708	—	—	12,708
Repurchases of common stock	(547)	—	547	(128,917)	—	—	—	(128,917)
Net income	—	—	—	—	—	—	53,383	53,383
Foreign currency translation adjustment	—	—	—	—	—	(2,884)	—	(2,884)
Balance at April 3, 2021	55,000	$55	16,540	$(767,653)	$702,596	$(1,471)	$1,394,598	$1,328,125

	Three Months Ended March 28, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 28, 2019	53,696	$54	15,530	$(526,580)	$600,624	$(6,718)	$1,100,494	$1,167,874
Stock options exercised	384	—	—	—	13,495	—	—	13,495
Restricted/Performance stock units vested	46	—	—	—	—	—	—	—
Shares paid for tax withholding	(8)	—	—	—	(1,424)	—	—	(1,424)
Stock-based compensation	—	—	—	—	11,272	—	—	11,272
Repurchases of common stock	(3)	—	3	(371)	—	—	—	(371)
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	—	439	439
Net income	—	—	—	—	—	—	64,456	64,456
Foreign currency translation adjustment	—	—	—	—	—	(2,463)	—	(2,463)
Balance at March 28, 2020	54,115	$54	15,533	$(526,951)	$623,967	$(9,181)	$1,165,389	$1,253,278
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	April 3, 2021	March 28, 2020
Cash flows from operating activities:
Net income	$53,383	$64,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,493	6,379
Stock-based compensation	12,708	11,272
Loss on disposal of equipment, intangibles and other assets	29	49
Provision for credit losses	49	94
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	6,823	(17,105)
(Increase) decrease in inventories	(915)	427
Decrease in other current assets	16,326	5,469
Increase in lease receivable, net	(919)	(1,747)
Increase in deferred costs and other contract assets	(1,307)	(796)
Increase in other non-current assets	(77)	(51)
Decrease in accounts payable	(599)	(7,968)
Decrease in accrued compensation	(23,343)	(17,687)
(Decrease) increase in accrued liabilities	(5,813)	1,704
Decrease in income tax payable	(303)	(2,041)
Decrease in deferred revenue and other contract-related liabilities	(5,308)	(676)
Increase in other non-current liabilities	33	576
Net cash provided by operating activities	59,260	42,355
Cash flows from investing activities:
Maturities of short-term investments	—	70,000
Purchases of property and equipment, net	(8,903)	(37,004)
Increase in intangible assets	(1,572)	(1,135)
Business combinations, net of cash acquired	—	(47,250)
Net cash used in investing activities	(10,475)	(15,389)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,756	13,044
Payroll tax withholdings on behalf of employees for vested equity awards	(16,691)	(1,424)
Repurchases of common stock	(128,917)	(371)
Net cash (used in) provided by financing activities	(139,852)	11,249
Effect of foreign currency exchange rates on cash	279	2
Net (decrease) increase in cash, cash equivalents and restricted cash	(90,788)	38,217
Cash, cash equivalents and restricted cash at beginning of period	645,004	568,075
Cash, cash equivalents and restricted cash at end of period	$554,216	$606,292
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of the Company
Masimo Corporation (the Company) is a global medical technology company that develops, manufactures and markets a variety of noninvasive patient monitoring technologies, hospital automation solutions, home monitoring devices and consumer products. The Company’s mission is to improve patient outcomes, reduce the cost of care and take noninvasive monitoring to new sites and applications. The Company’s patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software and/or cables. The Company primarily sells its products to hospitals, emergency medical service providers, home care providers, physician offices, veterinarians, long-term care facilities, and consumers through its direct sales force, distributors and original equipment manufacturer (OEM) partners.
Masimo’s core measurement technologies are based on Measure-through Motion and Low Perfusion™ pulse oximetry, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry, and advanced rainbow® Pulse CO-Oximetry parameters such as noninvasive hemoglobin (SpHb®), alongside many other modalities, including brain function monitoring, hemodynamic monitoring, regional oximetry, acoustic respiration rate monitoring, capnography, nasal high-flow respiratory support therapy, patient position and activity tracking and neuromodulation technology for the reduction of symptoms associated with opioid withdrawal. Masimo’s measurement technologies are available on many types of devices, from bedside hospital monitors like the Root® Patient Monitoring and Connectivity Hub, to various handheld and portable devices, and to the tetherless Masimo SafetyNet™ remote patient surveillance solution. The Masimo Hospital Automation™ Platform facilitates data integration, connectivity, and interoperability through solutions like Patient SafetyNet™(1), Replica®, and UniView™ to facilitate more efficient clinical workflows and to help clinicians provide the best possible care, both in-person and remotely. Leveraging the Company’s expertise in hospital-grade technologies, the Company has also expanded its suite of products intended for use outside the hospital to products for consumers, including Sleep™, a sleep quality solution and the Radius Tº™ wireless, wearable continuous thermometer.
______________
(1)    The use of the trademark Patient SafetyNet™ is under license from the University HealthSystem Consortium.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of January 2, 2021 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021 (fiscal year 2020), filed with the SEC on February 23, 2021. The results for the three months ended April 3, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending January 1, 2022 (fiscal year 2021) or for any other interim period or for any future year.
Fiscal Periods
The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week fiscal year includes four quarters of 13 weeks while a 53 week fiscal year includes three 13 week fiscal quarters and one 14 week fiscal quarter. The Company’s last 53 week fiscal year was fiscal year 2020. Fiscal year 2021 is a 52 week fiscal year ending January 1, 2022. All references to years in these notes to condensed consolidated financial statements are fiscal years unless otherwise noted.
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
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired, liabilities assumed and noncontrolling interests in the acquired entity, if applicable, are recorded at their respective fair values at the date of acquisition. The excess of the purchase price over fair values of identifiable assets, liabilities and noncontrolling interests in the acquired entity, if applicable, is recorded as goodwill. The Company finalizes the purchase price allocation within one year from the acquisition date.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by-contract basis. There were no transfers between Level 1, Level 2 and Level 3 inputs during either the three months ended April 3, 2021 or March 28, 2020. The Company carries cash and cash equivalents, as well as certificates of deposit with maturities of one year or less, at cost, which approximates fair value.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist of trade receivables recorded at the time of invoicing of product sales, reduced by reserves for estimated bad debts and returns. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on an evaluation of the customer’s financial condition. Collateral is generally not required. The Company records an allowance for credit losses that it does not expect to collect based on relevant information, including historical experience, current conditions, and reasonable and supportable forecasts. Accounts are charged off against the allowance when the Company believes they are uncollectible.

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
Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives as follows:

Useful Lives
Building and building improvements	7 to 39 years
Computer equipment and software	2 to 12 years
Demonstration units	3 years
Furniture and office equipment	2 to 6 years
Leasehold improvements	Lesser of useful life or term of lease
Machinery, equipment and tooling	3 to 10 years
Transportation, vehicles and other	4 to 20 years
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
Changes in the product warranty accrual were as follows (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Warranty accrual, beginning of period	$2,740	$3,395
Accrual for warranties issued	1,112	117
Changes in pre-existing warranties (including changes in estimates)	(733)	(105)
Settlements made	(406)	(241)
Warranty accrual, end of period	$2,713	$3,166
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Net Income Per Share
A computation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended
	April 3, 2021	March 28, 2020
Net income	$53,383	$64,456
Basic net income per share:
Weighted-average shares outstanding - basic	55,200	53,867
Net income per basic share	$0.97	$1.20
Diluted net income per share:
Weighted-average shares outstanding - basic	55,200	53,867
Diluted share equivalent: stock options, RSUs and PSUs	2,701	3,718
Weighted-average shares outstanding - diluted	57,901	57,585
Net income per diluted share	$0.92	$1.12
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance share units (PSUs). For the three months ended April 3, 2021 and March 28, 2020, weighted options to purchase 0.2 million and 0.4 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs are considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of each of April 3, 2021 and March 28, 2020, 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares for each of the three month periods then ended.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Cash paid during the year for:
Interest expense	$66	$66
Income taxes	1,118	3,886
Operating lease liabilities	1,763	1,463

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities	$3,316	$8,144

Non-cash investing activities:
Unpaid purchases of property and equipment	$1,608	$4,240
Deposit release to acquire noncontrolling interest(1)	3,374	—

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$142	$466

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$551,992	$605,916
Restricted cash	2,224	376
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$554,216	$606,292
______________
(1)     See Note 5.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). The new standard simplifies the accounting for income taxes by removing exceptions to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. In addition, the standard requires that an entity recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and specifies that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; however, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority. The Company’s adoption of this standard, effective as of April 3, 2021, did not have a material impact on its consolidated financial statements.
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
In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (ASU 2021-01). The new guidance clarified the scope and application of the original guidance. ASU No. 2021-01 is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
3. Related Party Transactions
The Company’s Chairman and Chief Executive Officer (CEO) is also the Chairman and CEO of Cercacor Laboratories, Inc. (Cercacor). The Company is a party to the following agreements with Cercacor:
•Cross-Licensing Agreement - The Company and Cercacor are parties to a cross-licensing agreement (Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities payable to Cercacor arising under the Cross-Licensing Agreement were $3.5 million and $3.1 million for the three months ended April 3, 2021 and March 28, 2020, respectively.
•Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were less than $0.1 million for each of the three months ended April 3, 2021 and March 28, 2020.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
•Lease and Sublease Agreements - Effective December 2019, the Company entered into a lease agreement with Cercacor for approximately 34,000 square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Cercacor Lease). The term of the Cercacor Lease expires on December 31, 2024. In March 2016, the Company entered into a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California (Cercacor Sublease). The Cercacor Sublease began on May 1, 2016 and expired on December 15, 2019. The Company recognized approximately $0.3 million of lease and sublease income for each of the three months ended April 3, 2021 and March 28, 2020.
Net amounts due to Cercacor at each of April 3, 2021 and January 2, 2021 were approximately $3.5 million and $3.6 million, respectively.
The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. In addition, the Company’s Executive Vice President (EVP), Chief Financial Officer (CFO) serves as the Treasurer of the Masimo Foundation and the Company’s EVP, General Counsel and Corporate Secretary serves as the Secretary for the Masimo Foundation. During the three months ended April 3, 2021, the Company made no cash contributions to the Masimo Foundation. During the three months ended March 28, 2020, the Company made cash contributions of approximately $1.5 million to the Masimo Foundation. During the three months ended April 3, 2021 and March 28, 2020, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services.
The Company’s CEO is also a co-founder and a member of the board of directors of Like Minded Media Ventures (LMMV), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. The Company entered into a marketing service agreement with LMMV for audiovisual production services promoting brand awareness, including television commercials and digital advertising, during the second quarter of 2020. During each of the three months ended April 3, 2021 and March 28, 2020, the Company incurred no marketing expenses to LMMV under the marketing service agreement. At April 3, 2021 and January 2, 2021, there was no amount due to LMMV for services rendered.
The Company maintains an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. For each of the three months ended April 3, 2021 and March 28, 2020, the Company charged the Company’s CEO less than $0.1 million related to such disbursements.
4. Inventories
Inventories consist of the following (in thousands):

	April 3, 2021	January 2, 2021
Raw materials	$133,191	$133,098
Work-in-process	14,077	15,985
Finished goods	68,874	66,869
Total inventories	$216,142	$215,952

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
5. Other Current Assets
Other current assets consist of the following (in thousands):

	April 3, 2021	January 2, 2021
Prepaid expenses	$31,933	$30,235
Lease receivable, current	23,877	23,206
Indirect taxes receivable	10,626	14,545
Prepaid income taxes	4,677	14,782
Restricted cash(1)	2,076	3,397
Customer notes receivable	1,777	2,283
Deposit to acquire noncontrolling interest(2)	—	3,374
Other current assets	5,706	10,594
Total other current assets	$80,672	$102,416
______________
(1)     Restricted cash includes funds received from the Bill and Melinda Gates Foundation. As the Company incurs costs associated with research and development related to this project, on a quarterly basis, the Company reclasses amounts from the grant to offset costs incurred.
(2)     During the year ended January 2, 2021, the Company obtained a controlling interest in a provider of advanced hemodynamic monitoring solutions. The Company made a deposit to acquire the noncontrolling interest of the acquiree. During the three months ended April 3, 2021, the Company acquired the remaining noncontrolling interest. The impact of the noncontrolling interest is immaterial in all periods presented.
6. Lease Receivable
The Company recognizes revenue and costs, as well as a lease receivable, at the time the lease commences pursuant to deferred equipment agreements containing embedded sales-type leases. Lease revenue related to both operating-type and sales-type leases for each of the three months ended April 3, 2021 and March 28, 2020 was approximately $10.0 million and is included within product revenue in the accompanying condensed consolidated statements of operations. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying condensed consolidated statements of operations.
Lease receivable consists of the following (in thousands):

	April 3, 2021	January 2, 2021
Lease receivable	$82,649	$81,074
Allowance for credit loss	(206)	(202)
Lease receivable, net	82,443	80,872
Less: current portion of lease receivable	(23,877)	(23,206)
Lease receivable, noncurrent	$58,566	$57,666

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of April 3, 2021, estimated future maturities of customer sales-type lease receivables for each of the following fiscal years are as follows (in thousands):

Fiscal year	Amount
2021 (balance of year)	$18,338
2022	21,242
2023	16,973
2024	12,839
2025	7,519
Thereafter	5,532
Total	$82,443
Estimated future operating lease payments expected to be received from customers under deferred equipment agreements are not material as of April 3, 2021.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following (in thousands):

	April 3, 2021	January 2, 2021
Deferred commissions	$8,122	$7,477
Prepaid contract allowances	7,426	7,336
Unbilled contract receivables	4,456	3,925
Equipment leased to customers, net	1,348	1,338
Deferred costs and other contract assets	$21,352	$20,076
8. Property and Equipment, net
Property and equipment, net, consists of the following (in thousands):

	April 3, 2021	January 2, 2021
Building and building improvements	$141,219	$122,310
Machinery, equipment and tooling	95,828	90,843
Land	57,002	57,151
Transportation, vehicles and other	33,133	33,175
Computer equipment and software	25,142	24,693
Leasehold improvements	19,847	19,295
Furniture and office equipment	14,057	13,567
Demonstration units	1,016	1,024
Construction-in-progress (CIP)	25,869	44,589
Total property and equipment	413,113	406,647
Accumulated depreciation	(138,543)	(134,136)
Property and equipment, net	$274,570	$272,511
For the three months ended April 3, 2021 and March 28, 2020, depreciation expense of property and equipment was $6.0 million and $5.0 million, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The balance in CIP at April 3, 2021 related primarily to the capitalized implementation costs related to a new enterprise resource planning software system and costs related to equipment and other facility improvements, the underlying assets for which have not been completed or placed into service. The decrease in CIP primarily relates to the Company’s European headquarters building in Switzerland being placed into service during the three months ended April 3, 2021.
The balance in CIP at January 2, 2021 related primarily to acquisition and improvement costs for a portion of the Company’s European headquarters building in Switzerland, capitalized implementation costs related to a new enterprise resource planning software system and costs related to manufacturing equipment and other facility improvements, the underlying assets for which have not been placed into service.
9. Intangible Assets, net
Intangible assets, net, consist of the following (in thousands):

	April 3, 2021	January 2, 2021
Acquired technologies	$28,955	$29,039
Patents	27,996	26,875
Customer relationships	24,664	24,666
Trademarks	11,975	11,708
Licenses-related party	7,500	7,500
Other	10,801	10,801
Total intangible assets	111,891	110,589
Accumulated amortization	(38,954)	(36,666)
Intangible assets, net	$72,937	$73,923
Intangible assets have a weighted-average amortization period of twelve years. Total amortization expense for the three months ended April 3, 2021 and March 28, 2020 was $2.5 million and $1.4 million, respectively.
Total renewal costs for patents and trademarks for each of the three months ended April 3, 2021 and March 28, 2020 were $0.2 million. As of April 3, 2021, the weighted-average number of years until the next renewal was one year for patents and six years for trademarks.
Estimated amortization expense for each of the next fiscal years is as follows (in thousands):

Fiscal year	Amount
2021 (balance of year)	$8,865
2022	8,104
2023	7,387
2024	7,020
2025	5,837
Thereafter	35,724
Total	$72,937
10. Goodwill
Changes in goodwill were as follows (in thousands):

Three Months Ended April 3, 2021
Goodwill, beginning of period	$103,206
Foreign currency translation adjustment	(1,114)
Goodwill, end of period	$102,092

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
11. Lessee ROU Assets and Lease Liabilities
The Company leases certain facilities in North and South America, Europe, the Middle East and Asia-Pacific regions under operating lease agreements expiring at various dates through March 2031. In addition, the Company leases equipment in the U.S. and Europe that are classified as operating leases and expire at various dates through April 2024. The majority of these leases are non-cancellable and generally do not contain any material restrictive covenants, material residual value guarantees or other material guarantees. The Company recognizes lease costs under these agreements using a straight-line method based on total lease payments. Certain facility leases contain predetermined price escalations and in some cases renewal options, the longest of which is for five years.
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of April 3, 2021, the weighted-average discount rate used by the Company for all operating leases was approximately 2.6%.
The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows (in thousands):

	Balance sheet classification	April 3, 2021	January 2, 2021
Lessee ROU assets	Other non-current assets	$33,538	$32,324

Lessee current lease liabilities	Other current liabilities	5,931	5,975
Lessee non-current lease liabilities	Other non-current liabilities	29,560	28,373
Total operating lease liabilities		$35,491	$34,348
As of April 3, 2021 and January 2, 2021, accumulated amortization for lessee ROU assets was $10.7 million and $9.2 million, respectively. The weighted-average remaining lease term for the Company’s operating leases was 7.1 years as of April 3, 2021.
As of April 3, 2021, estimated future operating lease payments for each of the following fiscal years were as follows (in thousands):

Fiscal year	Amount
2021 (balance of year)	$5,141
2022	6,160
2023	6,210
2024	5,038
2025	4,119
Thereafter(1)	12,174
Total	38,842
Imputed interest	(3,351)
Present value	$35,491
______________
(1)     Includes optional renewal period for certain leases.
During each of the three months ended April 3, 2021 and March 28, 2020, operating lease costs were approximately $1.9 million and $1.7 million, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
12. Other Non-Current Assets
Other non-current assets consist of the following (in thousands):

	April 3, 2021	January 2, 2021
Lessee ROU assets, net	$33,538	$32,324
Strategic investments	7,919	8,002
Prepaid deposits and other	4,414	4,316
Total other non-current assets	$45,871	$44,642
13. Deferred Revenue and Other Contract Liabilities
Deferred revenue and other contract liabilities consist of the following (in thousands):

	April 3, 2021	January 2, 2021
Deferred revenue	$31,117	$33,221
Accrued rebates and allowances	8,683	12,127
Accrued customer reimbursements	4,031	3,829
Total deferred revenue and other contract liabilities	43,831	49,177
Less: Non-current portion of deferred revenue	(4,718)	(4,242)
Deferred revenue and other contract liabilities - current	$39,113	$44,935
Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize the revenue. These amounts primarily relate to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements and maintenance agreements.
Changes in deferred revenue were as follows (in thousands):

Three Months Ended April 3, 2021
Deferred revenue, beginning of the period	$33,221
Revenue deferred during the period	8,962
Recognition of revenue deferred in prior periods	(11,066)
Deferred revenue, end of the period	$31,117
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
As of April 3, 2021, the Company had approximately $878.2 million of Unrecognized Contract Revenue related to executed contracts with an original duration of five years or more. The Company expects to recognize approximately $243.6 million of this amount as revenue within the next twelve months and the remaining balance thereafter.
The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
14. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	April 3, 2021	January 2, 2021
Accrued indirect taxes payable	$9,524	$14,365
Accrued expenses	8,261	6,794
Lessee lease liabilities, current	5,931	5,975
Income tax payable	5,588	5,910
Accrued legal fees	3,730	4,058
Related party payables	3,492	3,655
Accrued warranty	2,713	2,740
Noncontrolling interest(1)	—	3,469
Other current liabilities	7,722	6,273
Total other current liabilities	$46,961	$53,239
______________
(1)During the year ended January 2, 2021, the Company obtained a controlling interest in a provider of advanced hemodynamic monitoring solutions. The noncontrolling interest of the acquiree was recorded within other current liabilities as of January 2, 2021, as the noncontrolling interest shares were mandatorily redeemable. During the three months ended April 3, 2021, the Company acquired the remaining noncontrolling interest. The impact of the noncontrolling interest is immaterial in all periods presented.
15. Credit Facility
The Company currently maintains a credit facility with various lenders that provides for up to $150.0 million of unsecured borrowings, with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity up to $550.0 million in the future with such lenders and additional lenders, as required. The credit facility also provides for a sublimit of up to $25.0 million for the issuance of letters of credit and a sublimit of $75.0 million for borrowings in specified foreign currencies. All unpaid principal under the credit facility will become due and payable on December 17, 2023. Proceeds from the credit facility are expected to be used for general corporate, capital investment and working capital needs. As of April 3, 2021 and January 2, 2021, the credit facility had no outstanding draws and $1.8 million and $1.7 million of outstanding letters of credit, respectively. The Company was in compliance with all covenants under the credit facility as of April 3, 2021 and January 2, 2021.
For each of the three months ended April 3, 2021 and March 28, 2020, the Company incurred total interest expense of $0.1 million under the credit facility.
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	April 3, 2021	January 2, 2021
Lessee non-current lease liabilities	$29,560	$28,373
Income tax payable, non-current	19,245	19,245
Unrecognized tax benefits	12,374	11,777
Deferred tax liabilities	6,087	6,247
Other	5,545	5,434
Total other non-current liabilities	$72,811	$71,076
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
17. Stock Repurchase Program
In July 2018, the Company’s Board of Directors (Board) approved a stock repurchase program, authorizing the Company to purchase up to 5.0 million additional shares of its common stock over a period of up to three years (2018 Repurchase Program). The Company expects to fund the 2018 Repurchase Program through its available cash, cash expected to be generated from future operations, the credit facility and other potential sources of capital. The 2018 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. As of April 3, 2021, 3.7 million shares remained available for repurchase pursuant to the 2018 Repurchase Program.
The following table provides a summary of the Company’s stock repurchase activities (in thousands, except per share amounts):

	Three Months Ended
	April 3, 2021	March 28, 2020
Shares repurchased(1)	547	3
Average cost per share	$235.88	$144.65
Value of shares repurchased	$128,917	$371
______________
(1)     Excludes shares withheld from the shares of its common stock actually issued in connection with the vesting of PSU or RSU awards to satisfy certain U.S. federal and state tax withholding obligations.
18. Stock-Based Compensation
Total stock-based compensation expense for the three months ended April 3, 2021 and March 28, 2020 was $12.7 million and $11.3 million, respectively. As of April 3, 2021, an aggregate of 10.9 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 4.2 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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
(unaudited)
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted-average exercise prices):

	Three Months Ended April 3, 2021
	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period	3,448	$77.44
Granted	85	250.42
Canceled	(25)	157.53
Exercised	(61)	47.70
Options outstanding, end of period	3,447	$81.71
Options exercisable, end of period	2,282	$51.98
Total stock option expense for the three months ended April 3, 2021 and March 28, 2020 was $3.8 million and $4.0 million, respectively. As of April 3, 2021, the Company had $42.3 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted-average period of approximately 2.9 years. The weighted-average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock as of April 3, 2021 was 5.8 years. The weighted-average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock as of April 3, 2021, was 4.7 years.
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted-average grant date fair value amounts):

	Three Months Ended April 3, 2021
	Units	Weighted-Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,862	$99.66
Granted	66	251.26
Canceled	(5)	201.07
Expired	—	—
Vested	(30)	153.95
RSUs outstanding, end of period	2,893	$102.40
Total RSU expense for the three months ended April 3, 2021 and March 28, 2020 was $2.0 million and $1.0 million, respectively. As of April 3, 2021, the Company had $36.4 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 4.0 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted-average grant date fair value amounts):

	Three Months Ended April 3, 2021
	Units	Weighted-Average Grant Date Fair Value
PSUs outstanding, beginning of period	444	$120.28
Granted(1)	148	162.99
Canceled	—	—
Expired	—	—
Vested	(273)	86.95
PSUs outstanding, end of period	319	$168.58
______________
(1)     On February 22, 2021, the Audit Committee approved the weighted payout percentage for the 2018 PSU awards (three-year performance period), which were based upon the actual fiscal 2020 performance against pre-established performance objectives. Included in the granted amount are those additional PSUs earned based on actual performance achieved. These PSUs were originally awarded at target.
During the three months ended April 3, 2021, the Company awarded 68,600 PSUs that will vest three years from the award date, based on the achievement of certain 2024 performance criteria approved by the Board. If earned, the PSUs granted will vest upon achievement of the performance criteria after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 68,600 PSUs, or 137,200 shares. Based on management’s estimate of the number of units expected to vest, total PSU expense for the three months ended April 3, 2021 and March 28, 2020 was $6.9 million and $6.3 million, respectively. As of April 3, 2021, the Company had $59.1 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 1.6 years.
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
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Risk-free interest rate	0.3% to 0.9%	0.4% to 1.7%
Expected term (in years)	5.6	5.1
Estimated volatility	30.9% to 34.7%	26.9% to 27.2%
Expected dividends	0%	0%
Weighted-average fair value of options granted	$75.82	$45.01
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of April 3, 2021 was $525.5 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of April 3, 2021 was $414.6 million. The aggregate intrinsic value of options exercised during the three months ended April 3, 2021 was $12.8 million.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
19. Non-operating (loss) income
Non-operating (loss) income consists of the following (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Interest income	$217	$2,844
Interest expense	(84)	(84)
Realized and unrealized foreign currency (losses) gains	(870)	588
Other	—	(2)
Total	$(737)	$3,346
20. Income Taxes
The Company has provided for income taxes in fiscal year 2020 interim periods based on the estimated effective income tax rate for the complete fiscal year, as adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended April 3, 2021 and March 28, 2020, the Company recorded discrete tax benefits of approximately $4.3 million and $9.6 million, respectively, related to excess tax benefits realized from stock-based compensation.
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
As of April 3, 2021, the liability for income taxes associated with uncertain tax positions was approximately $18.6 million. If fully recognized, approximately $16.9 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
The Company conducts business in multiple jurisdictions and, as a result, one or more of the Company’s subsidiaries files income tax returns in U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters through fiscal year 2016. All material state, local and foreign income tax matters have been concluded through fiscal year 2012. The Company does not believe that the results of any tax authority examination would have a significant impact on its consolidated financial statements.
21. Commitments and Contingencies
Employee Retirement Savings Plan
The Company sponsors a qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $0.9 million and $0.8 million to the MRSP for the three months ended April 3, 2021 and March 28, 2020, respectively, all in the form of matching contributions. In addition, the Company sponsors various defined contribution plans in certain locations outside of the United States, the contributions to which were not material for any period.

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
Additionally, in the event of a Change in Control prior to a Qualifying Termination, Mr. Kiani’s stock options and any other equity awards will vest in accordance with their terms, but in no event later than in two equal installments on each of the one year and two year anniversaries of the Change in Control, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date. As of April 3, 2021, the expense related to the Award Shares and Cash Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement was approximately $292.9 million.
As of April 3, 2021, the Company had severance plan participation agreements with five executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months’ advance notice of their resignation under certain circumstances.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $125.0 million of purchase commitments as of April 3, 2021 that are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies, and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of April 3, 2021, the Company had approximately $2.5 million in outstanding unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of April 3, 2021, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash with major financial institutions. As of April 3, 2021, the Company had $552.0 million of bank balances, of which $4.6 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended April 3, 2021 and March 28, 2020, revenue from the sale of the Company’s products to customers that are members of GPOs approximated 51.3% and 55.2% of product revenue, respectively.
For the three months ended April 3, 2021, the Company had sales through two just-in-time distributors that represented 13.7% and 10.8% of product revenue, respectively. For the three months ended March 28, 2020, the Company had sales through the same two just-in-time distributors that represented 14.6% and 12.3% of product revenue, respectively.
As of April 3, 2021 and January 2, 2021, one customer represented 10.3% and 9.1%, respectively, of the Company’s accounts receivable balance. The receivable balance related to such customer is fully secured by a letter of credit.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
On January 9, 2020, the Company filed a complaint against Apple Inc. (Apple) in the District Court for infringement of a number of patents, for trade secret misappropriation, and for ownership and correction of inventorship of a number of Apple patents listing one of its former employees as an inventor. Apple filed petitions for Inter Partes review of the asserted patents in the U.S. Patent and Trademark Office (PTO). The PTO has instituted Inter Partes review of some of the asserted patents and has not yet acted on the others. On October 13, 2020, the District Court stayed the patent infringement claims pending completion of the Inter Partes review proceedings. On February 3, 2021, Apple filed its answer to the third amended complaint. On February 5, 2021, the Company filed a fourth amended complaint. On February 26, 2021, Apple filed a partial motion to dismiss the trade secrets claim in the fourth amended complaint. On April 21, 2021, the District Court issued an order granting in part and denying in part the motion to dismiss. The Company is seeking damages, injunctive relief, and declaratory judgment regarding ownership of the Apple patents. Although the Company intends to vigorously pursue all of its legal remedies, there is no guarantee that the Company will be successful in these efforts.
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
22. Segment Information and Enterprise Reporting
The Company operates in one segment based upon the Company’s organizational structure and the way in which the Company’s chief operating decision maker, the CEO, reviews financial information, including gross profit, operating expenses, operating income and net income presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region, for purposes of making operating decisions and assessing financial performance. In addition, the Company’s assets are primarily located in the U.S. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues and long-lived assets.
The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended
	April 3, 2021		March 28, 2020
Geographic area by destination:
United States (U.S.)	$204,197	68.3%	$189,519	70.3%
Europe, Middle East and Africa	59,624	19.9	54,357	20.2
Asia and Australia	26,900	9.0	19,312	7.2
North and South America (excluding the U.S.)	8,322	2.8	6,437	2.3
Product revenue	$299,043	100.0%	$269,625	100.0%
The Company’s consolidated long-lived assets (tangible non-current assets) by geographic area are (in thousands, except percentages):

	April 3, 2021		January 2, 2021
Long-lived assets by geographic area:
United States	$238,455	86.4%	$238,094	86.9%
International	37,463	13.6	35,755	13.1
Total long-lived assets	$275,918	100.0%	$273,849	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to our stock repurchase program; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” the negative versions of these terms and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission (SEC) filings, including our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, which we filed with the SEC on February 23, 2021. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.
Executive Overview
We are a global medical technology company that develops, manufactures and markets a variety of noninvasive patient monitoring technologies, hospital automation solutions, home monitoring devices and consumer products. Our mission is to improve patient outcomes, reduce the cost of care and take noninvasive monitoring to new sites and applications. Our patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software and/or cables. We primarily sell our products to hospitals, emergency medical service (EMS) providers, home care providers, physician offices, veterinarians, long-term care facilities and consumers through our direct sales force, distributors and original equipment manufacturer (OEM) partners. We were incorporated in California in May 1989 and reincorporated in Delaware in May 1996.
Our core measurement technologies are Measure-through Motion and Low Perfusion™ pulse oximetry, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry, and advanced rainbow® Pulse CO-Oximetry parameters such as noninvasive hemoglobin (SpHb®), alongside many other modalities, including brain function monitoring, hemodynamic monitoring, regional oximetry, acoustic respiration rate monitoring, capnography, nasal high-flow respiratory support therapy, patient position and activity tracking and neuromodulation technology for the reduction of symptoms associated with opioid withdrawal. Masimo’s measurement technologies are available on many types of devices, from bedside hospital monitors like the Root® Patient Monitoring and Connectivity Hub, to various handheld and portable devices, and to the tetherless Masimo SafetyNet™ remote patient surveillance solution. The Masimo Hospital Automation™ Platform facilitates data integration, connectivity, and interoperability through solutions like Patient SafetyNet™, Replica® and UniView™ to facilitate more efficient clinical workflows and to help clinicians provide the best possible care, both in-person and remotely. Leveraging our expertise in hospital-grade technologies, we are also expanding our suite of products intended for use outside the hospital and products for consumers, including Sleep™, a sleep quality solution and the Radius Tº™ wireless, wearable continuous thermometer. For an overview of our product offerings and technologies, please refer to “Business” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, filed with the SEC on February 23, 2021.
In January 2021, we announced the global launch of iSirona™, a compact, versatile connectivity hub designed to maximize interoperability across the continuum of care. The iSirona™ hub offers an efficient way to physically connect up to six medical devices at the bedside and automatically route the data to the Masimo Hospital Automation™. iSirona™ helps ensure that whatever the source, all patient data can be accurately and efficiently captured and presented to clinicians in the most suitable ways.

In February 2021, we announced the full market release of Masimo SafetyNet-OPEN™, a web and mobile app solution that helps businesses, schools and other organizations screen, trace and manage users as they face COVID-19 and other infectious illnesses, such as seasonal flu. SafetyNet-OPEN™ helps organizations bring their people back to the workplace responsibly and stay open safely. Tailored for each organization’s safety protocols and needs, SafetyNet-OPEN™ is capable of covering all stages of back-to-work management, including risk screening, exposure contact tracing and recovery management.
Also in February 2021, we announced the U.S. introduction of softFlow®, which provides nasal high-flow warmed and humidified respiratory gases to spontaneously breathing patients. The technology offers adult patients high-flow respiratory support through a soft nasal cannula by generating a consistent high flow of warm, humidified air or air/oxygen mixture.
In March, 2021, we announced the CE Marking of the Rad-G™ with temperature, a rugged handheld device that provides clinically proven SET® pulse oximetry, respiration rate from the pleth (RRp®) and other important parameters alongside clinical-grade, non-contact infrared thermometry. With its long-lasting rechargeable battery, robust rubber casing, light weight and integrated noninvasive, real-time forehead temperature measurement, Rad-G™ with temperature makes it easier for clinicians to quickly assess patients and make informed care decisions anywhere pulse oximetry or vital signs checking is needed in a compact, portable form factor. Coupled with the universal Mini-Clip™ pulse oximeter sensor to provide the ultimate in handheld versatility, Rad-G™ with temperature can be used in a variety of settings, including but not limited to, entry screening, physicians’ offices, outpatient services, long-term care facilities, wellness clinics, first-response scenarios and limited-resource environments both indoors and in the field. Rad-G™ can provide both spot-check measurement and continuous monitoring.
COVID-19 Pandemic
The COVID-19 pandemic has created significant uncertainty in the U.S. and around the globe, resulting in both challenges and opportunities for our business. We are committed to being as transparent as possible with our investors, employees, customers, suppliers and business partners as we collectively work to respond to this crisis. In response to this situation, we implemented a number of precautionary measures at our facilities, including: requiring certain personnel to work remotely from home and enacting social distancing, requiring face masks and mandatory screening for symptoms associated with COVID-19 for critical personnel that are required to report to our facilities to work. We also introduced new products, such as Masimo SafetyNet™ and Masimo SafetyNet-OPEN™, to help combat the COVID-19 pandemic, and made pledges to various charitable organizations to support global COVID-19 relief efforts. In response to the increased product demand from our customers, we increased our manufacturing capacity. We currently believe that our existing liquidity position will be sufficient to fund these ongoing initiatives and our response efforts.
Given the continuing uncertainties related to the COVID-19 pandemic, we cannot predict how it will continue to affect our product demand or our product mix. In addition, the increase in demand we have experienced due to the COVID-19 pandemic could result in potential reductions in future demand if our customers have over purchased our products and need to consume their excess inventory before purchasing additional products. Furthermore, we continue to be exposed to potential disruptions to our manufacturing operations and disruptions in the supply of critical manufacturing components and in our workforce as circumstances surrounding the global impact of the COVID-19 pandemic continue to change. Please see “Risks Related to Our Revenues” and “Risks Related to our Business and Operations” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information on potential negative impacts to us resulting from the COVID-19 pandemic.
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

	Three Months Ended
	April 3, 2021	Percentage of Revenue	March 28, 2020	Percentage of Revenue
Product revenue	$299,043	100.0%	$269,625	100.0%
Cost of goods sold	102,168	34.2	83,996	31.2
Gross profit	196,875	65.8	185,629	68.8
Operating expenses:
Selling, general and administrative	96,700	32.3	89,877	33.3
Research and development	34,511	11.5	27,241	10.1
Litigation awards	—	—	(499)	(0.2)
Total operating expenses	131,211	43.8	116,619	43.2
Operating income	65,664	22.0	69,010	25.6
Non-operating (loss) income	(737)	(0.2)	3,346	1.2
Income before provision for income taxes	64,927	21.8	72,356	26.8
Provision for income taxes	11,544	3.9	7,900	2.9
Net income	$53,383	17.9%	$64,456	23.9%

Comparison of the Three Months ended April 3, 2021 to the Three Months ended March 28, 2020
Revenue. Product revenue increased $29.4 million, or 10.9%, to $299.0 million for the three months ended April 3, 2021 from $269.6 million for the three months ended March 28, 2020. The following table details our product revenues by the geographic area to which the products were shipped for each of the three months ended April 3, 2021 and March 28, 2020 (dollars in thousands):

	Three Months Ended
	April 3, 2021		March 28, 2020		Increase/ (Decrease)	Percentage Change
United States (U.S.)	$204,197	68.3%	$189,519	70.3%	$14,678	7.7%
Europe, Middle East and Africa	59,624	19.9	54,357	20.2	5,267	9.7
Asia and Australia	26,900	9.0	19,312	7.2	7,588	39.3
North and South America (excluding the U.S.)	8,322	2.8	6,437	2.3	1,885	29.3
Product revenue	$299,043	100.0%	$269,625	100.0%	$29,418	10.9%
This increase was primarily due to higher revenue from technology boards and instruments, as well as the impact of approximately $3.9 million of favorable foreign exchange rate movements from the prior year that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. During the three months ended April 3, 2021, we shipped approximately 66,000 noninvasive technology boards and instruments.
Product revenue generated through our direct and distribution sales channels increased $25.8 million, or 10.9%, to $262.0 million for the three months ended April 3, 2021, compared to $236.3 million for the three months ended March 28, 2020. Revenues from our OEM channel increased $3.7 million, or 10.9%, to $37.0 million for the three months ended April 3, 2021 as compared to $33.3 million for the three months ended March 28, 2020.
Gross Profit. Gross profit consists of product revenue less cost of goods sold. Our gross profit for the three months ended April 3, 2021 and March 28, 2020 was as follows (dollars in thousands):

Three Months Ended April 3, 2021	Percentage of Net Revenues	Three Months Ended March 28, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$196,875	65.8%	$185,629	68.8%	$11,246	6.1%

Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $18.2 million for the three months ended April 3, 2021, compared to the three months ended March 28, 2020, primarily due to unfavorable product mix, and higher material, manufacturing and distribution costs associated with the increase in product sales volumes.
Gross profit decreased to 65.8% for the three months ended April 3, 2021, compared to 68.8% for the three months ended March 28, 2020, primarily due to unfavorable product mix associated with stronger sensor volumes in the prior period and higher inventory related costs.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended April 3, 2021 and March 28, 2020 were as follows (dollars in thousands):

Selling, General and Administrative
Three Months Ended April 3, 2021	Percentage of Net Revenues	Three Months Ended March 28, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$96,700	32.3%	$89,877	33.3%	$6,823	7.6%
Selling, general and administrative expenses increased $6.8 million, or 7.6%, for the three months ended April 3, 2021, compared to the three months ended March 28, 2020. This increase was primarily attributable to higher compensation and other employee-related costs of approximately $7.6 million and higher legal and professional fees of approximately $3.0 million, which were partially offset by lower travel costs of approximately $2.5 million and lower charitable contributions of approximately $1.5 million.
Research and Development. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended April 3, 2021 and March 28, 2020 were as follows (dollars in thousands):

Research and Development
Three Months Ended April 3, 2021	Percentage of Net Revenues	Three Months Ended March 28, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$34,511	11.5%	$27,241	10.1%	$7,270	26.7%
Research and development expenses increased $7.3 million, or 26.7%, for the three months ended April 3, 2021, compared to the three months ended March 28, 2020, primarily due to higher compensation and employee-related costs of approximately $5.1 million from headcount additions, higher engineering project costs of approximately $0.7 million and higher equipment and supplies related costs of $0.7 million.
Non-operating (Loss) Income. Non-operating (loss) income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating (loss) income for the three months ended April 3, 2021 and March 28, 2020 was as follows (dollars in thousands):

Non-operating (Loss) Income
Three Months Ended April 3, 2021	Percentage of Net Revenues	Three Months Ended March 28, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(737)	(0.2)%	$3,346	1.2%	$(4,083)	(122.0)%
Non-operating loss was $0.7 million for the three months ended April 3, 2021, as compared to $3.3 million of non-operating income for the three months ended March 28, 2020. This decrease of approximately $4.1 million was primarily due to a decrease in interest income of approximately $2.6 million and a decrease of net realized and unrealized gains on foreign currency denominated transactions of approximately $1.5 million.

Provision for Income Taxes. Our provision for income taxes for the three months ended April 3, 2021 and March 28, 2020 was as follows (dollars in thousands):

Provision for Income Taxes
Three Months Ended April 3, 2021	Percentage of Net Revenues	Three Months Ended March 28, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$11,544	3.9%	$7,900	2.9%	$3,644	46.1%
For the three months ended April 3, 2021, we recorded a provision for income taxes of approximately $11.5 million, or an effective tax provision rate of 17.8%, as compared to a provision for income taxes of approximately $7.9 million, or an effective tax provision rate of 10.9%, for the three months ended March 28, 2020. The increase in our effective tax rate for the three months ended April 3, 2021 resulted primarily from a decrease in the amount of excess tax benefits realized from stock-based compensation of approximately $5.3 million compared to the three months ended March 28, 2020.
Comparison of the Three Months ended March 28, 2020 to the Three Months ended March 30, 2019
For a discussion regarding our financial condition and results of operations for the three months ended March 28, 2020 as compared to the three months ended March 30, 2019, please refer to the discussion under the heading “Comparison of the Three Months ended March 28, 2020 to the Three Months ended March 30, 2019” in Item 2 of our Quarterly Report on Form 10-Q for the three months ended March 28, 2020, filed with the Securities and Exchange Commission on April 28, 2020.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, future funds expected to be generated from operations and available borrowing capacity under our credit facility. As of April 3, 2021, we had approximately $786.2 million in working capital, of which approximately $552.0 million was in cash and cash equivalents. In addition to net working capital, we had approximately $148.2 million of available borrowing capacity (net of outstanding letters of credit) under our credit facility.
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of April 3, 2021, we had cash totaling $67.2 million held outside of the U.S., of which approximately $28.2 million was accessible without additional tax cost and approximately $39.0 million was accessible at an incremental estimated tax cost of up to $0.5 million. We currently have sufficient funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our global operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
Cash Flows
The following table summarizes our cash flows (in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Net cash provided by (used in):
Operating activities	$59,260	$42,355
Investing activities	(10,475)	(15,389)
Financing activities	(139,852)	11,249
Effect of foreign currency exchange rates on cash	279	2
Increase (decrease) in cash, cash equivalents and restricted cash	$(90,788)	$38,217
Operating Activities. Cash provided by operating activities was approximately $59.3 million for the three months ended April 3, 2021, generated primarily from net income from operations of $53.4 million. Non-cash activity included stock-based compensation of $12.7 million and depreciation and amortization of $8.5 million. Additional sources of cash included a decrease in other current assets of approximately $16.3 million, primarily related to prepaid income taxes, and a decrease in accounts receivable of approximately $6.8 million, primarily due to the timing of cash receipts. These sources of cash were partially offset by other changes in operating assets and liabilities, including a decrease in accrued compensation, accrued liabilities and deferred revenue and other contract-related liabilities of approximately $23.3 million, $5.8 million and $5.3 million, respectively, primarily due to the timing of payments.

For the three months ended March 28, 2020, cash provided by operating activities was approximately $42.4 million, generated primarily from net income from operations of $64.5 million. Non-cash activity included stock-based compensation of $11.3 million and depreciation and amortization of $6.4 million. Additional sources of cash included a decrease in other current assets of approximately $5.5 million, primarily related to prepaid income taxes. These sources of cash were partially offset by other changes in operating assets and liabilities, including a decrease in accrued compensation, accounts payable and income taxes payable of approximately $17.7 million, $8.0 million and $2.0 million, respectively, primarily due to the timing of payments, and an increase in accounts receivable of approximately $17.1 million, primarily due to the timing of cash receipts.
Investing Activities. Cash used in investing activities for the three months ended April 3, 2021 was approximately $10.5 million, consisting primarily of approximately $8.9 million for purchases of property and equipment and $1.6 million of capitalized intangible asset costs related primarily to patent and trademark costs.
For the three months ended March 28, 2020, cash used in investing activities was approximately $15.4 million, consisting primarily of approximately $47.3 million for a business combination, $37.0 million for purchases of property and equipment and $1.1 million of capitalized intangible asset costs related primarily to patent and trademark costs, which were partially offset by cash provided by maturities of short-term investments of approximately $70.0 million.
Financing Activities. Cash used in financing activities for the three months ended April 3, 2021 was approximately $139.9 million, consisting primarily of repurchases of our common stock of approximately $128.9 million and withholding of shares for employee payroll taxes for vested equity awards of approximately $16.7 million, which were partially offset by the proceeds from the issuance of common stock related to employee equity awards of approximately $5.8 million.
For the three months ended March 28, 2020, cash provided by financing activities was approximately $11.2 million, consisting primarily of proceeds from the issuance of common stock related to employee equity awards of approximately $13.0 million, which was partially offset by the withholding of shares for employee payroll taxes for vested equity awards of approximately $1.4 million and repurchases of our common stock of approximately $0.4 million.
Capital Resources and Prospective Capital Requirements
We expect to fund our future operating, investing and financing activities through our available cash, future cash from operations, our credit facility and other potential sources of capital. In addition to funding our working capital requirements, we anticipate additional capital expenditures primarily related to investments in infrastructure growth. Possible additional uses of cash may include acquisitions of and/or strategic investments in technologies or technology companies, investments in property and equipment as well as repurchases of common stock under our authorized stock repurchase program. However, any repurchases of common stock will be subject to numerous factors, including the availability of our stock, general market conditions, the trading price of our stock, available capital, alternative uses for capital and our financial performance. In addition, the amount and timing of our actual investing activities will vary significantly depending on numerous factors, including the timing and amount of capital expenditures, costs of product development efforts, our timetable for infrastructure expansion, stock repurchase activity and costs related to our domestic and international regulatory requirements. Despite these investment requirements and potential expenditures, we anticipate that our existing cash and cash equivalents and amounts available under our Credit Facility will be sufficient to meet our working capital requirements, capital expenditures and other operational funding needs for at least the next 12 months.
Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. As of April 3, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of net revenues, expenses, assets and liabilities. We regularly evaluate our estimates and assumptions related to our critical accounting policies, including revenue recognition, inventory valuation, lessee right-of-use (ROU) assets and lease liabilities, stock-based compensation, business combinations, deferred taxes and related valuation allowances, uncertain tax positions, tax contingencies, litigation costs and loss contingencies.

These estimates and judgments are based on historical experience and on various other factors that we believe to be reasonable under the circumstances, and form the basis for making management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Although we regularly evaluate these estimates and assumptions, changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material.
There have been no material changes to any of our critical accounting policies during the three months ended April 3, 2021. For a description of these critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, which was filed with the SEC on February 23, 2021.
Recent Accounting Pronouncements
For details regarding any recently adopted and recently issued accounting standards, see Note 2 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks that may arise from adverse changes in market rates and prices, such as interest rates, foreign exchange fluctuations and inflation. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. As of April 3, 2021, the carrying value of our cash equivalents approximated fair value. We currently do not have any significant risks associated with interest rates fluctuations related to interest expense. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Therefore, declines in interest rates over time will reduce our interest income while increases in interest rates will increase our interest income. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments and interest income by approximately $0.1 million for each $10.0 million in interest-bearing investments.
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
Our foreign currency exchange rate exposures are primarily with the Canadian Dollar, Euro, Japanese Yen, Swedish Krona, the British Pound, Mexican Peso, Turkish Lira and Australian Dollar. Foreign currency exchange rates may experience significant volatility from one period to the next. Specifically, during the three months ended April 3, 2021, we estimate fluctuations in the exchange rates between the U.S. Dollar and other foreign currencies, including the Euro, the Australian Dollar, the Japanese Yen and the South Korean Won, favorably impacted our revenues by $3.9 million.

We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of April 3, 2021 would have resulted in an estimated reduction of $6.3 million in reported pre-tax income for the three months ended April 3, 2021. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
During the quarter ended April 3, 2021, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 21 to our accompanying condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks come to fruition, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment. Risk factors marked with an asterisk (*) below include a substantive change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, filed with the SEC on February 23, 2021.
Summary of Material Risk Factors
Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary, and other risks that we face, can be found following this summary and should be carefully considered together with all of the other information appearing in this Quarterly Report on Form 10-Q.
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
We have a concentration of OEM, distribution and direct customers. For example, sales to two just-in-time distributors each represented 10% or more of our product sales for the fiscal quarter ended April 3, 2021. We cannot provide any assurances that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results.
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
Furthermore, foreign regulatory requirements may change from time to time, which could adversely affect our ability to market new products, and/or continue to market existing products, internationally. Certain significant changes in the international regulatory landscape have recently taken place or will take place in the near future. These include the new EU Medical Devices Regulation (EU) 2017/745 (MDR) coming into effect from May 26, 2021 and a new regulatory regime applying in the UK from January 1, 2021 as a result of the UK’s exit from the EU and the expiry of the transitional periods, on December 31, 2020 (Brexit).

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
Certain U.S. laws, such as the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), govern the transmission, security and privacy of individually identifiable information that we may obtain or have access to in connection with the operation of our business, including the conduct of clinical research trials or other research studies that may provide us with access to sensitive health and other personal information. We may be required to make costly system modifications to comply with these data privacy and security requirements. In addition, if we do not properly comply with applicable laws and regulations related to the protection of this information, we could be subject to criminal or civil sanctions. The California Consumer Privacy Act of 2018 (CCPA), which became effective on January 1, 2020, requires us to make new disclosures to consumers about our data collection, use and sharing practices. The CCPA also allows consumers to opt out of certain data sales to third parties, affords new consumer rights, and provides a new cause of action for data breaches with the possibility of significant statutory damage awards as well as injunctive or declaratory relief if there has been unauthorized access, theft or disclosure of specified personal information due to failure to implement reasonable security procedures. The impact of the CCPA on our business is yet to be determined, but it could result in increased operating expenses as well as additional exposure to the risk of litigation by or on behalf of consumers.
The CCPA is the most comprehensive data privacy regulation to date in the United States, and could be the precursor to similar legislation in other states or at the federal level. Internationally, the General Data Protection Regulation (GDPR) took effect in May 2018 within the European Economic Area (EEA), and many EEA jurisdictions have also adopted their own data privacy and protection laws in addition to the GDPR. Furthermore, other international jurisdictions, including Singapore, South Korea, China, Brazil, Mexico and Australia, have also implemented laws relating to data privacy and protection. Although we believe that we are complying with the GDPR and similar laws, these laws are still relatively new. Therefore, as international data privacy and protection laws continue to evolve, and as new regulations, interpretive guidance and enforcement information become available, we may incur incremental costs to modify our business practices to comply with these requirements. In addition, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents.
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
If the current pace of the COVID-19 pandemic cannot be slowed and the spread of the virus is not contained, our business operations could be further delayed or interrupted. We expect that government and health authorities could announce new or extend existing restrictions, which would require us to make further adjustments to our operations in order to comply with any such restrictions. We may also experience limitations in employee resources. In addition, global supply chains and the timely availability of raw materials and products may be materially disrupted by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from the COVID-19 pandemic.

The adverse effects of the COVID-19 pandemic on our business could be material in future periods, particularly if there are significant and prolonged economic slowdowns in regions where we derive a significant amount of our revenue or profit, or where our suppliers are located, or if we are forced to close facilities and limit or cease manufacturing operations for extended periods of time. We could also experience delays in receipt of customer payments. In addition, our ability to fulfill orders placed with us within the order’s specified time line and for the cost we estimated when we accepted the order may be negatively affected. Furthermore, we are unable to determine if the increase we are experiencing in the demand for our products is being driven by increased usage of our products or the potential stockpiling of our products by some customers, the latter of which could result in the delay or cancellation of future orders until such on-hand inventory is consumed. These factors could lead to a reduction in revenues, unfavorable gross margin impact due to product mix, and/or a delay in cash flows in future periods and have a material adverse effect on our business, financial condition and results of operations.
The COVID-19 pandemic has also led to extreme volatility in capital markets and a decline in interest rates, and has adversely affected, and may continue to adversely affect, the market price of our common stock. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, a continued or widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future. The extent to which COVID-19 impacts our business and financial results continues to depend on numerous evolving factors that we may not be able to accurately predict.
If our essential employees who are unable to telework become ill or otherwise incapacitated, our operations may be adversely impacted.
As a medical device manufacturer, we believe we fall within a “critical essential infrastructure” sector, specifically the “Healthcare/Public Health” sector, and we are considered exempt under various stay at home/shelter in place orders (Stay at Home Orders), including the Blueprint for a Safer Economy first implemented in August 2020 and the Stay Home Order in effect since March 2020, each of which places certain restrictions on persons and businesses in California. Accordingly, our employees in California and other locations may continue to work because of the importance of our operations to the health and well-being of citizens in the states in which we operate. Consistent with these Stay at Home Orders, we implemented telework policies wherever possible for appropriate categories of “nonessential” employees. “Essential” employees that are unable to telework continue to work at our facilities. We have implemented a number of safety measures for our facilities, including social distancing, face covering, temperature checking and increased sanitation standards. We are following guidance from the Center for Disease Control and the Occupational Safety and Health Administration regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure, based on the direct threat that such exposure may present to our workforce. While we have developed and implemented, and continue to develop and implement, health and safety guidelines in an effort to try to mitigate the negative impact of COVID-19, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that our employees will not otherwise be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.
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

Further, our ability to benefit from future acquisitions and/or external strategic investments depends on our ability to successfully conduct due diligence, negotiate acceptable terms, evaluate prospective opportunities and bring acquired technologies and/or products to market at acceptable margins and operating expense levels. For example, we acquired TNI® and added softFlow® technology to our product portfolio. In addition, we acquired LiDCO Group, PLC, which specializes in hemodynamic monitoring solutions. As these are our first therapeutic and hemodynamic monitoring solutions, the integration of these technologies may require substantial management time and attention and may divert attention and resources from other important areas, including our existing business and product lines, and we may not be able to sell the softFlow® technology and hemodynamic monitoring solutions at acceptable margins and operating expense levels. Our failure in any of these tasks could result in unforeseen liabilities associated with an acquired company, acquiring a company on unfavorable terms or selecting and eventually acquiring a suboptimal acquisition target.
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
As of April 3, 2021, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 9.6% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests.
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
We currently derive approximately 32% of our net sales from international operations. In addition, we purchase a portion of our raw materials and components from international sources. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations, including those related to duties, tariffs, and conflict minerals. Compliance with such regulations is costly and we could be exposed to potentially significant penalties and interest if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. For example, we have had sales of medical products destined for Iran. Although these activities have not been financially material to our business, financial condition or results of operations, and were undertaken in accordance with general licenses authorizing such activities issued by the U.S. Treasury Department’s Office of Foreign Assets Control, we may not be successful in ensuring compliance with limitation or restrictions on business in Iran or any other countries subject to economic sanctions and embargoes imposed by the United States. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.
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
~~•t~~he imposition of additional U.S. and foreign governmental controls or regulations;
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
Our products are predominantly used in patient care and expose us to product liability claims and product recalls, including, but not limited to, those that may arise from unauthorized off-label use, malfunctions, design flaws or manufacturing defects related to our products or the use of our products with incompatible components or systems. In addition, as we continue to expand our product portfolio, we may enter or create new markets, including consumer markets, that may expose us to additional product liability risks. For example, with the acquisition of TNI® in March 2020, we added softFlow® technology to our product portfolio. While this technology provides efficient, quiet and comfortable respiratory support to patients, it may present increased risk of infection to caregivers.
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
The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out the London Inter-Bank Offered Rate (LIBOR) by the end of 2023. In addition, other regulators have suggested reforming or replacing other benchmark rates. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may also negatively impact interest expense related to borrowings under our Credit Facility. Borrowings under our Credit Facility bear interest, at our election, either at the Alternate Base Rate (as defined in the Credit Facility), or at the Adjusted LIBO Rate (as defined in the Credit Facility), which is derived from LIBOR. We may in the future pursue amendments to our Credit Facility to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As a result, additional financing to replace any then-outstanding LIBOR-based debt may be unavailable, more expensive or restricted by the terms of such outstanding indebtedness.
Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $220.31 to $283.75 per share from January 3, 2021 to April 3, 2021. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors, including the COVID-19 pandemic. In addition to the other risk factors previously discussed in this Quarterly Report on Form 10-Q, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:
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
As of April 3, 2021, approximately 10.9 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 3.4 million shares were subject to options outstanding at such date at a weighted-average exercise price of $81.71 per share, approximately 2.9 million shares were subject to outstanding RSUs, approximately 0.3 million shares were subject to outstanding PSUs and approximately 4.2 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 36 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases and Withholdings of Equity Securities
During the three months ended April 3, 2021, we effected stock repurchases pursuant to the 2018 Repurchase Program. In addition, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of equity grants by withholding a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the tax withholding obligations from the shares of our common stock being issued in connection with such award. Shares repurchased by us or withheld to satisfy tax withholding obligations during each fiscal month of the quarter ended April 3, 2021 were as follows:

Period	Total Number of Shares Purchased or Withheld	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 3, 2021 to January 30, 2021	12,863	$244.89	12,487	4,256,569
January 31, 2021 to February 27, 2021	166,322	246.63	109,315	4,147,254
February 28, 2021 to April 3, 2021	434,902	233.25	424,736	3,722,518
Total	614,087	$237.11	546,538	3,722,518
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
During the three months ended April 3, 2021, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of equity grants by withholding shares of our common stock, with an aggregate fair market value on the date of vesting equal to the tax withholding obligations, from the shares of our common stock actually issued in connection with such award. Shares withheld to satisfy tax withholding obligations for the three months ended April 3, 2021 and March 28, 2020 were as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Shares withheld	67,549	9,084
Average cost per share	$247.09	$156.76
Value of shares withheld(1)	$16,691	$1,424
_____________
(1)    The value of shares withheld is presented in thousands.

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
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of April 3, 2021 and January 2, 2021, (ii) Condensed Consolidated Statements of Income for the three months ended April 3, 2021 and March 28, 2020, respectively, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 3, 2021 and March 28, 2020, respectively, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2021 and March 28, 2020, respectively, and (v) Notes to Condensed Consolidated Financial Statements.
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

MASIMO CORPORATION

Date: April 26, 2021	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: April 26, 2021	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer