Form 10-Q
period 2021-07-03
MASIMO CORP
filed 2021-07-27
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)						Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class					Number of Shares Outstanding as of July 3, 2021
Common stock, $0.001 par value					55,056,901

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JULY 3, 2021

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	July 3, 2021	January 2, 2021
ASSETS
Current assets
Cash and cash equivalents	$575,955	$641,447
Trade accounts receivable, net of allowance for credit losses of $1,962 and $1,603 at July 3, 2021 and January 2, 2021, respectively	179,354	141,350
Inventories	206,607	215,952
Other current assets	89,920	102,416
Total current assets	1,051,836	1,101,165
Lease receivable, noncurrent	65,198	57,666
Deferred costs and other contract assets	21,704	20,076
Property and equipment, net	274,723	272,511
Intangible assets, net	75,025	73,923
Goodwill	102,486	103,206
Deferred tax assets	39,312	39,363
Other non-current assets	51,404	44,642
Total assets	$1,681,688	$1,712,552
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$66,248	$64,061
Accrued compensation	55,043	71,601
Deferred revenue and other contract liabilities, current	44,158	44,935
Other current liabilities	54,580	53,239
Total current liabilities	220,029	233,836
Other non-current liabilities	70,424	71,076
Total liabilities	290,453	304,912
Commitments and contingencies - (Note 21)
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 55,057 and 55,251 shares issued and outstanding at July 3, 2021 and January 2, 2021, respectively	55	55
Treasury stock, 16,540 and 15,993 shares at July 3, 2021 and January 2, 2021, respectively	(767,653)	(638,736)
Additional paid-in capital	714,267	703,693
Accumulated other comprehensive (loss) income	(267)	1,413
Retained earnings	1,444,833	1,341,215
Total stockholders’ equity	1,391,235	1,407,640
Total liabilities and stockholders’ equity	$1,681,688	$1,712,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Product revenue	$305,118	$300,953	$604,161	$570,578
Cost of goods sold	112,206	109,369	214,374	193,365
Gross profit	192,912	191,584	389,787	377,213
Operating expenses:
Selling, general and administrative	93,833	98,461	190,533	188,338
Research and development	33,943	30,878	68,454	58,119
Litigation settlements and (awards)	—	25	—	(474)
Total operating expenses	127,776	129,364	258,987	245,983
Operating income	65,136	62,220	130,800	131,230
Non-operating income (loss)	80	1,405	(657)	4,751
Income before provision for income taxes	65,216	63,625	130,143	135,981
Provision for income taxes	14,981	7,853	26,525	15,753
Net income	$50,235	$55,772	$103,618	$120,228

Net income per share:
Basic	$0.91	$1.02	$1.88	$2.21
Diluted	$0.88	$0.96	$1.80	$2.08

Weighted-average shares used in per share calculations:
Basic	55,032	54,764	55,116	54,316
Diluted	57,379	58,204	57,630	57,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$50,235	$55,772	$103,618	$120,228
Other comprehensive income, net of tax:
Unrealized gains (losses) from foreign currency translation adjustments	1,204	1,314	(1,680)	(1,149)
Total comprehensive income	$51,439	$57,086	$101,938	$119,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)
	Three and Six Months Ended July 3, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 2, 2021	55,251	$55	15,993	$(638,736)	$703,693	$1,413	$1,341,215	$1,407,640
Stock options exercised	61	—	—	—	2,886	—	—	2,886
Restricted/Performance stock units vested	303	—	—	—	—	—	—	—
Shares paid for tax withholding	(68)	—	—	—	(16,691)	—	—	(16,691)
Stock-based compensation	—	—	—	—	12,708	—	—	12,708
Repurchases of common stock	(547)	—	547	(128,917)	—	—	—	(128,917)
Net income	—	—	—	—	—	—	53,383	53,383
Foreign currency translation adjustment	—	—	—	—	—	(2,884)	—	(2,884)
Balance at April 3, 2021	55,000	55	16,540	(767,653)	702,596	(1,471)	1,394,598	1,328,125
Stock options exercised	52	—	—	—	3,442	—	—	3,442
Restricted/Performance stock units vested	4	—	—	—	—	—	—	—
Shares paid for tax withholding	1	—	—	—	(33)	—	—	(33)
Stock-based compensation	—	—	—	—	8,262	—	—	8,262
Net income	—	—	—	—	—	—	50,235	50,235
Foreign currency translation adjustment	—	—	—	—	—	1,204	—	1,204
Balance at July 3, 2021	55,057	$55	16,540	$(767,653)	$714,267	$(267)	$1,444,833	$1,391,235

	Three and Six Months Ended June 27, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 28, 2019	53,696	$54	15,530	$(526,580)	$600,624	$(6,718)	$1,100,494	$1,167,874
Stock options exercised	384	—	—	—	13,495	—	—	13,495
Restricted/Performance stock units vested	46	—	—	—	—	—	—	—
Shares paid for tax withholding	(8)	—	—	—	(1,424)	—	—	(1,424)
Stock-based compensation	—	—	—	—	11,272	—	—	11,272
Repurchases of common stock	(3)	—	3	(371)	—	—	—	(371)
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	—	439	439
Net income	—	—	—	—	—	—	64,456	64,456
Foreign currency translation adjustment	—	—	—	—	—	(2,463)	—	(2,463)
Balance at March 28, 2020	54,115	54	15,533	(526,951)	623,967	(9,181)	1,165,389	1,253,278
Stock options exercised	825	1	—	—	21,212	—	—	21,213
Restricted/Performance stock units vested	9	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	13,188	—	—	13,188
Repurchases of common stock	(1)	—	1	(220)	—	—	—	(220)
Net income	—	—	—	—	—	—	55,772	55,772
Foreign currency translation adjustment	—	—	—	—	—	1,314	—	1,314
Balance at June 27, 2020	54,948	$55	15,534	$(527,171)	$658,367	$(7,867)	$1,221,161	$1,344,545
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	July 3, 2021	June 27, 2020
Cash flows from operating activities:
Net income	$103,618	$120,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,314	13,587
Stock-based compensation	20,970	24,460
Loss on disposal of equipment, intangibles and other assets	166	196
Provision (Benefit) for credit losses	497	(170)
Benefit from deferred income taxes	—	77
Changes in operating assets and liabilities:
Increase in accounts receivable	(38,700)	(41,295)
Decrease (increase) in inventories	8,627	(37,548)
Decrease (increase) in other current assets	6,456	(12,004)
Increase in lease receivable, net	(7,544)	(2,183)
Increase in deferred costs and other contract assets	(1,652)	(2,105)
Increase in other non-current assets	(166)	(442)
Increase in accounts payable	1,974	32,798
Decrease in accrued compensation	(16,303)	(2,025)
(Decrease) increase in accrued liabilities	(5,998)	5,876
(Decrease) increase in income tax payable	(2,034)	248
(Decrease) increase in deferred revenue and other contract-related liabilities	(1,231)	6,920
Decrease in other non-current liabilities	(736)	(558)
Net cash provided by operating activities	85,258	106,060
Cash flows from investing activities:
Maturities of short-term investments	—	70,000
Purchases of property and equipment, net	(14,242)	(51,263)
Increase in intangible assets	(2,977)	(4,322)
Business combinations, net of cash acquired	—	(78,310)
Other strategic investing activities	—	(6,750)
Net cash used in investing activities	(17,219)	(70,645)
Cash flows from financing activities:
Proceeds from issuance of common stock	9,137	34,629
Payroll tax withholdings on behalf of employees for vested equity awards	(16,724)	(1,424)
Repurchases of common stock	(128,917)	(591)
Net cash (used in) provided by financing activities	(136,504)	32,614
Effect of foreign currency exchange rates on cash	804	(847)
Net (decrease) increase in cash, cash equivalents and restricted cash	(67,661)	67,182
Cash, cash equivalents and restricted cash at beginning of period	645,004	568,075
Cash, cash equivalents and restricted cash at end of period	$577,343	$635,257
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of January 2, 2021 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021 (fiscal year 2020), filed with the SEC on February 23, 2021. The results for the three and six months ended July 3, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending January 1, 2022 (fiscal year 2021) or for any other interim period or for any future year.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by-contract basis. There were no transfers between Level 1, Level 2 and Level 3 inputs during either the six months ended July 3, 2021 or June 27, 2020. The Company carries cash and cash equivalents, at cost, which approximates fair value.
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
Intangible Assets
Intangible assets consist primarily of patents, trademarks, software development costs, customer relationships and acquired technology. Costs related to patents and trademarks, which include legal and application fees, are capitalized and amortized over the estimated useful lives using the straight-line method. Patent and trademark amortization commences once final approval of the patent or trademark has been obtained. Patent costs are amortized over the lesser of 10 years or the patent’s remaining legal life, which assumes renewals, and trademark costs are amortized over 17 years, and their associated amortization cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. For intangibles purchased in an asset acquisition or business combination, which mainly include patents, trademarks, customer relationships and acquired technologies, the useful life is determined largely by valuation estimates of remaining economic life. The Company’s policy is to renew its patents and trademarks. Costs to renew patents and trademarks are capitalized and amortized over the remaining useful life of the intangible asset. The Company periodically evaluates the amortization period and carrying basis of patents, trademarks and other intangible assets to determine whether any events or circumstances warrant a revised estimated useful life or reduction in value. Capitalized application costs are charged to operations when it is determined that the patent or trademark will not be obtained or is abandoned.

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
Changes in the product warranty accrual were as follows (in thousands):

	Six Months Ended
	July 3, 2021	June 27, 2020
Warranty accrual, beginning of period	$2,740	$3,395
Accrual for warranties issued	2,172	1,019
Changes in pre-existing warranties (including changes in estimates)	(1,454)	(270)
Settlements made	(662)	(508)
Warranty accrual, end of period	$2,796	$3,636
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Net Income Per Share
A computation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$50,235	$55,772	$103,618	$120,228
Basic net income per share:
Weighted-average shares outstanding - basic	55,032	54,764	55,116	54,316
Net income per basic share	$0.91	$1.02	$1.88	$2.21
Diluted net income per share:
Weighted-average shares outstanding - basic	55,032	54,764	55,116	54,316
Diluted share equivalent: stock options, RSUs and PSUs	2,347	3,440	2,514	3,597
Weighted-average shares outstanding - diluted	57,379	58,204	57,630	57,913
Net income per diluted share	$0.88	$0.96	$1.80	$2.08
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance share units (PSUs). For the three months ended July 3, 2021 and June 27, 2020, weighted options to purchase 0.4 million and 0.3 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the six months ended July 3, 2021 and June 27, 2020, weighted options to purchase 0.2 million and 0.3 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs are considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of each of July 3, 2021 and June 27, 2020, 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares for each of the three and six month periods then ended.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Six Months Ended
	July 3, 2021	June 27, 2020
Cash paid during the year for:
Interest expense	$196	$130
Income taxes	24,152	10,049
Operating lease liabilities	3,676	3,038

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities	$4,423	$7,394

Non-cash investing activities:
Unpaid purchases of property and equipment	$2,381	$3,135
Unpaid purchases of intangible assets	3,000	—
Settlement of promissory note receivable in connection with business combination	—	5,100
Unpaid strategic investments	6,000	—
Deposit release to acquire noncontrolling interest(1)	3,374	—

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$202	$94
Fair value of common stock received for payment of stock option exercise price	—	220

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$575,955	$631,881
Restricted cash	1,388	3,376
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$577,343	$635,257
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). The new standard simplifies the accounting for income taxes by removing exceptions to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. In addition, the standard requires that an entity recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and specifies that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; however, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority. The Company’s adoption of this standard, effective as of January 3, 2021, did not have a material impact on its consolidated financial statements.
In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The new guidance provides updates for technical corrections, clarifications to guidance, simplifications to wording or structure of guidance, and other minor improvements across various areas of accounting within GAAP. ASU No. 2020-10 is effective after December 15, 2020 on a retrospective basis. Early adoption is permitted. The Company’s adoption of this standard, effective as of January 3, 2021, did not have a material impact on its consolidated financial statements.
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
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (ASU 2021-04). The new guidance addresses modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another topic. ASU No. 2021-04 is effective after December 15, 2021 on a prospective basis, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period and should be applied as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
3. Related Party Transactions
The Company’s Chairman and Chief Executive Officer (CEO) is also the Chairman and CEO of Cercacor Laboratories, Inc. (Cercacor). The Company is a party to the following agreements with Cercacor:
•Cross-Licensing Agreement - The Company and Cercacor are parties to a cross-licensing agreement (Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities payable to Cercacor arising under the Cross-Licensing Agreement were $3.2 million and $3.1 million for the three months ended July 3, 2021 and June 27, 2020, respectively. Aggregate liabilities payable to Cercacor arising under the Cross-Licensing Agreement were $6.7 million and $6.2 million for the six months ended July 3, 2021 and June 27, 2020, respectively.
•Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were less than $0.1 million for each of the three months ended July 3, 2021 and June 27, 2020. Amounts charged by the Company pursuant to the G&A Services Agreement were less than $0.1 million and $0.2 million for the six months ended July 3, 2021 and June 27, 2020, respectively.
•Lease and Sublease Agreements - Effective December 2019, the Company entered into a lease agreement with Cercacor for approximately 34,000 square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Cercacor Lease). The term of the Cercacor Lease expires on December 31, 2024. In March 2016, the Company entered into a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California (Cercacor Sublease). The Cercacor Sublease began on May 1, 2016 and expired on December 15, 2019. The Company recognized approximately $0.3 million of lease income for each of the three months ended July 3, 2021 and June 27, 2020. The Company recognized approximately $0.6 million and $0.5 million of lease income for the six months ended July 3, 2021 and June 27, 2020, respectively.
Net amounts due to Cercacor at each of July 3, 2021 and January 2, 2021 were approximately $3.1 million and $3.6 million, respectively.
The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. In addition, the Company’s Executive Vice President (EVP), Chief Financial Officer (CFO) serves as the Treasurer of the Masimo Foundation and the Company’s EVP, General Counsel and Corporate Secretary serves as the Secretary for the Masimo Foundation. During the three months ended July 3, 2021 and June 27, 2020, the Company made no cash contributions to the Masimo Foundation. During the six months ended July 3, 2021, the Company made no contributions to the Masimo Foundation. During the six months ended June 27, 2020, the Company made cash contributions of approximately $1.5 million to the Masimo Foundation. During the three and six months ended July 3, 2021 and June 27, 2020, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services.
The Company’s CEO is also a co-founder and a member of the board of directors of Like Minded Media Ventures (LMMV), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. The Company entered into a marketing service agreement with LMMV for audiovisual production services promoting brand awareness, including television commercials and digital advertising, during the second quarter of 2020. During the three and six months ended July 3, 2021, the Company incurred no marketing expenses to LMMV under the marketing service agreement. During the three and six months ended June 27, 2020, the Company incurred $3.3 million in marketing expenses to LMMV under the marketing service agreement. At July 3, 2021 and January 2, 2021, there was no amount due to LMMV for services rendered.
The Company entered into a software license and professional services agreement with Like Minded Labs (LML), a subsidiary of LMMV, during the second quarter of 2021. Pursuant to the software license agreement, LML granted the Company a perpetual, non-exclusive and fully paid-up right and license to integrate LML’s software into the Company’s products in exchange for a $3.0 million one-time license fee. Pursuant to the professional services agreement, LML will provide professional services to the Company, including the development of custom software intended to support the integration of the licensed software into the Company’s products, as well as future support services upon the Company’s acceptance of deliverables.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
In July 2021, the Company entered into a patent purchase and option agreement with Vantrix Corporation (Vantrix), an acquiree of LML, for certain patents for $0.5 million, and the right to purchase two pools of additional patents from Vantrix for an exercise fee of up to $1.1 million. The agreements with LML and Vantrix include sublicensing provisions whereby the software and patents are licensed back to LML or Vantrix, respectively, for further advancement of the technologies.
The Company maintains an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. For each of the three and six months ended July 3, 2021 and June 27, 2020, the Company charged the Company’s CEO less than $0.1 million related to such disbursements.
4. Inventories
Inventories consist of the following (in thousands):

	July 3, 2021	January 2, 2021
Raw materials	$133,921	$133,098
Work-in-process	18,185	15,985
Finished goods	54,501	66,869
Total inventories	$206,607	$215,952
5. Other Current Assets
Other current assets consist of the following (in thousands):

	July 3, 2021	January 2, 2021
Prepaid expenses	$32,636	$30,235
Lease receivable, current	26,650	23,206
Indirect taxes receivable	11,258	14,545
Prepaid income taxes	10,315	14,782
Prepaid rebates and royalties, current	3,186	3,081
Customer notes receivable	1,554	2,283
Restricted cash(1)	1,299	3,397
Deposit to acquire noncontrolling interest(2)	—	3,374
Other current assets	3,022	7,513
Total other current assets	$89,920	$102,416
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
6. Lease Receivable
The Company recognizes revenue and costs, as well as a lease receivable, at the time the lease commences pursuant to deferred equipment agreements containing embedded sales-type leases. Lease revenue related to both operating-type and sales-type leases for the three months ended July 3, 2021 and June 27, 2020 was approximately $18.0 million and $8.0 million, respectively, and is included within product revenue in the accompanying condensed consolidated statements of operations. Lease revenue related to both operating-type and sales-type leases for the six months ended July 3, 2021 and June 27, 2020 was approximately $28.0 million and $18.0 million, respectively, and is included within product revenue in the accompanying condensed consolidated statements of operations. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying condensed consolidated statements of operations.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Lease receivable consists of the following (in thousands):

	July 3, 2021	January 2, 2021
Lease receivable	$92,078	$81,074
Allowance for credit loss	(230)	(202)
Lease receivable, net	91,848	80,872
Less: current portion of lease receivable	(26,650)	(23,206)
Lease receivable, noncurrent	$65,198	$57,666
As of July 3, 2021, estimated future maturities of customer sales-type lease receivables for each of the following fiscal years are as follows (in thousands):

Fiscal year	Amount
2021 (balance of year)	$26,650
2022	22,526
2023	17,572
2024	11,971
2025	8,026
Thereafter	5,103
Total	$91,848
Estimated future operating lease payments expected to be received from customers under deferred equipment agreements are not material as of July 3, 2021.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following (in thousands):

	July 3, 2021	January 2, 2021
Deferred commissions	$8,849	$7,477
Prepaid contract allowances	7,074	7,336
Unbilled contract receivables	4,343	3,925
Equipment leased to customers, net	1,438	1,338
Deferred costs and other contract assets	$21,704	$20,076

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
8. Property and Equipment, net
Property and equipment, net, consists of the following (in thousands):

	July 3, 2021	January 2, 2021
Building and building improvements	$141,856	$122,310
Machinery, equipment and tooling	100,682	90,843
Land	57,255	57,151
Transportation, vehicles and other	33,111	33,175
Computer equipment and software	31,510	24,693
Leasehold improvements	20,476	19,295
Furniture and office equipment	14,103	13,567
Demonstration units	1,046	1,024
Construction-in-progress (CIP)	19,443	44,589
Total property and equipment	419,482	406,647
Accumulated depreciation	(144,759)	(134,136)
Property and equipment, net	$274,723	$272,511
For the three months ended July 3, 2021 and June 27, 2020, depreciation expense of property and equipment was $6.4 million and $5.3 million, respectively. For the six months ended July 3, 2021 and June 27, 2020, depreciation expense of property and equipment was $12.3 million and $10.2 million, respectively.
The balance in CIP at July 3, 2021 related primarily to the capitalized implementation costs related to a new enterprise resource planning software system and costs related to equipment and other facility improvements, the underlying assets for which have not been completed or placed into service. The decrease in CIP balance from January 2, 2021 primarily relates to the Company’s European headquarters building in Switzerland being placed into service along with a phase of the new enterprise resource planning software system for certain subsidiaries being placed into service.
The balance in CIP at January 2, 2021 related primarily to acquisition and improvement costs for a portion of the Company’s European headquarters building in Switzerland, capitalized implementation costs related to a new enterprise resource planning software system and costs related to manufacturing equipment and other facility improvements, the underlying assets for which had not been placed into service.
9. Intangible Assets, net
Intangible assets, net, consist of the following (in thousands):

	July 3, 2021	January 2, 2021
Acquired technologies	$29,011	$29,039
Patents	28,839	26,875
Customer relationships	24,667	24,666
Trademarks	12,072	11,708
Licenses-related party	7,500	7,500
Other	14,166	10,801
Total intangible assets	116,255	110,589
Accumulated amortization	(41,230)	(36,666)
Intangible assets, net	$75,025	$73,923
Intangible assets have a weighted-average amortization period of twelve years. Total amortization expense for the three months ended July 3, 2021 and June 27, 2020 was $2.4 million and $2.1 million, respectively. Total amortization expense for the six months ended July 3, 2021 and June 27, 2020 was $5.0 million and $3.5 million, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Total renewal costs for patents and trademarks for each of the three months ended July 3, 2021 and June 27, 2020 were $0.2 million and $0.3 million, respectively. Total renewal costs for patents and trademarks for the six months ended July 3, 2021 and June 27, 2020 were $0.4 million and $0.5 million, respectively. As of July 3, 2021, the weighted-average number of years until the next renewal was two years for patents and four years for trademarks.
Estimated amortization expense for each of the next fiscal years is as follows (in thousands):

Fiscal year	Amount
2021 (balance of year)	$9,377
2022	8,304
2023	7,817
2024	7,455
2025	6,173
Thereafter	35,899
Total	$75,025
10. Goodwill
Changes in goodwill were as follows (in thousands):

Six Months Ended July 3, 2021
Goodwill, beginning of period	$103,206
Foreign currency translation adjustment	(720)
Goodwill, end of period	$102,486
11. Lessee ROU Assets and Lease Liabilities
The Company leases certain facilities in North and South America, Europe, the Middle East and Asia-Pacific regions under operating lease agreements expiring at various dates through January 2032. In addition, the Company leases equipment in the U.S. and Europe, and these leases are classified as operating leases and expire at various dates through May 2026. The majority of these leases are non-cancellable and generally do not contain any material restrictive covenants, material residual value guarantees or other material guarantees. The Company recognizes lease costs under these agreements using a straight-line method based on total lease payments. Certain facility leases contain predetermined price escalations and in some cases renewal options, the longest of which is for five years.
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of July 3, 2021, the weighted-average discount rate used by the Company for all operating leases was approximately 2.5%.
The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows (in thousands):

	Balance sheet classification	July 3, 2021	January 2, 2021
Lessee ROU assets	Other non-current assets	$33,031	$32,324

Lessee current lease liabilities	Other current liabilities	6,248	5,975
Lessee non-current lease liabilities	Other non-current liabilities	28,940	28,373
Total operating lease liabilities		$35,188	$34,348
As of July 3, 2021 and January 2, 2021, accumulated amortization for lessee ROU assets was $12.0 million and $9.2 million, respectively. The weighted-average remaining lease term for the Company’s operating leases was 6.9 years as of July 3, 2021.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of July 3, 2021, estimated future operating lease payments for each of the following fiscal years were as follows (in thousands):

Fiscal year	Amount
2021 (balance of year)	$3,693
2022	6,719
2023	6,522
2024	5,120
2025	4,007
Thereafter(1)	12,387
Total	38,448
Imputed interest	(3,260)
Present value	$35,188
______________
(1)     Includes optional renewal period for certain leases.
During the three months ended July 3, 2021 and June 27, 2020, operating lease costs were approximately $2.2 million and $1.7 million, respectively. During the six months ended July 3, 2021 and June 27, 2020, operating lease costs were approximately $4.1 million and $3.4 million, respectively.
12. Other Non-Current Assets
Other non-current assets consist of the following (in thousands):

	July 3, 2021	January 2, 2021
Lessee ROU assets, net	$33,031	$32,324
Strategic investments	13,928	8,002
Prepaid deposits and other	4,445	4,316
Total other non-current assets	$51,404	$44,642
13. Deferred Revenue and Other Contract Liabilities, Current
Deferred revenue and other contract liabilities consist of the following (in thousands):

	July 3, 2021	January 2, 2021
Deferred revenue	$33,132	$33,221
Accrued rebates and allowances	9,583	12,127
Accrued customer reimbursements	5,218	3,829
Total deferred revenue and other contract liabilities	47,933	49,177
Less: Non-current portion of deferred revenue	(3,775)	(4,242)
Deferred revenue and other contract liabilities - current	$44,158	$44,935
Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize the revenue. These amounts primarily relate to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements and maintenance agreements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Changes in deferred revenue were as follows (in thousands):

Six Months Ended July 3, 2021
Deferred revenue, beginning of the period	$33,221
Revenue deferred during the period	16,888
Recognition of revenue deferred in prior periods	(16,977)
Deferred revenue, end of the period	$33,132
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
As of July 3, 2021, the Company had approximately $949.1 million of Unrecognized Contract Revenue related to executed contracts with an original duration of five years or more. The Company expects to recognize approximately $265.6 million of this amount as revenue within the next twelve months and the remaining balance thereafter.
The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially.
14. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	July 3, 2021	January 2, 2021
Accrued expenses	$17,746	$6,794
Accrued indirect taxes payable	9,627	14,365
Lessee lease liabilities, current	6,248	5,975
Accrued legal fees	4,124	4,058
Income tax payable	3,871	5,910
Related party payables	3,155	3,655
Accrued warranty	2,796	2,740
Noncontrolling interest(1)	—	3,469
Accrued donations	1,307	495
Accrued property taxes	2,420	1,682
Other current liabilities	3,286	4,096
Total other current liabilities	$54,580	$53,239
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
15. Credit Facility
The Company currently maintains a credit facility with various lenders that provides for up to $150.0 million of unsecured borrowings, with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity up to $550.0 million in the future with such lenders and additional lenders, as required. The credit facility also provides for a sublimit of up to $25.0 million for the issuance of letters of credit and a sublimit of $75.0 million for borrowings in specified foreign currencies. All unpaid principal under the credit facility will become due and payable on December 17, 2023. Proceeds from the credit facility are expected to be used for general corporate, capital investment and working capital needs. As of July 3, 2021 and January 2, 2021, the credit facility had no outstanding draws and $1.8 million and $1.7 million of outstanding letters of credit, respectively. The Company was in compliance with all covenants under the credit facility as of July 3, 2021 and January 2, 2021.
For each of the three months ended July 3, 2021 and June 27, 2020, the Company incurred total interest expense of $0.1 million under the credit facility. For each of the six months ended July 3, 2021 and June 27, 2020, the Company incurred total interest expense of $0.2 million under the credit facility.
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	July 3, 2021	January 2, 2021
Lessee non-current lease liabilities	$28,940	$28,373
Income tax payable, non-current	16,980	19,245
Unrecognized tax benefits	13,659	11,777
Deferred tax liabilities	6,157	6,247
Other	4,688	5,434
Total other non-current liabilities	$70,424	$71,076
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
17. Stock Repurchase Program
In July 2018, the Company’s Board of Directors (Board) approved a stock repurchase program, authorizing the Company to purchase up to 5.0 million additional shares of its common stock over a period of up to three years (2018 Repurchase Program). The Company expects to fund the 2018 Repurchase Program through its available cash, cash expected to be generated from future operations, the credit facility and other potential sources of capital. The 2018 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. As of July 3, 2021, 3.7 million shares remained available for repurchase pursuant to the 2018 Repurchase Program.
The following table provides a summary of the Company’s stock repurchase activities (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Shares repurchased(1)	—	1	547	4
Average cost per share	$—	$213.91	$235.88	$164.44
Value of shares repurchased	$—	$220	$128,917	$591
______________
(1)     Excludes shares withheld from the shares of its common stock actually issued in connection with the vesting of PSU or RSU awards to satisfy certain U.S. federal and state tax withholding obligations.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
18. Stock-Based Compensation
Total stock-based compensation expense for the three months ended July 3, 2021 and June 27, 2020 was $8.3 million and $13.2 million, respectively. Total stock-based compensation expense for the six months ended July 3, 2021 and June 27, 2020 was $21.0 million and $24.5 million, respectively. As of July 3, 2021, an aggregate of 10.9 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 4.4 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted-average exercise prices):

	Six Months Ended July 3, 2021
	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period	3,448	$77.44
Granted	85	250.15
Canceled	(128)	146.51
Exercised	(113)	56.02
Options outstanding, end of period	3,292	$79.92
Options exercisable, end of period	2,311	$53.95
Total stock option expense for the three months ended July 3, 2021 and June 27, 2020 was $2.9 million and $4.1 million, respectively. Total stock option expense for the six months ended July 3, 2021 and June 27, 2020 was $6.7 million and $8.1 million, respectively. As of July 3, 2021, the Company had $34.9 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted-average period of approximately 2.7 years. The weighted-average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock as of July 3, 2021 was 5.4 years. The weighted-average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock as of July 3, 2021, was 4.5 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted-average grant date fair value amounts):

	Six Months Ended July 3, 2021
	Units	Weighted-Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,862	$99.66
Granted	82	246.67
Canceled	(10)	197.13
Expired	—	—
Vested	(34)	163.57
RSUs outstanding, end of period	2,900	$102.71
Total RSU expense for the three months ended July 3, 2021 and June 27, 2020 was $2.4 million and $1.5 million, respectively. Total RSU expense for the six months ended July 3, 2021 and June 27, 2020 was $4.4 million and $2.5 million, respectively. As of July 3, 2021, the Company had $36.6 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 3.8 years.
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted-average grant date fair value amounts):

	Six Months Ended July 3, 2021
	Units	Weighted-Average Grant Date Fair Value
PSUs outstanding, beginning of period	444	$120.28
Granted(1)	148	162.99
Canceled	(17)	166.84
Expired	—	—
Vested	(273)	86.95
PSUs outstanding, end of period	302	$168.68
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
During the six months ended July 3, 2021, the Company awarded 68,600 PSUs that will vest three years from the award date, based on the achievement of certain 2024 performance criteria approved by the Board. If earned, the PSUs granted will vest upon achievement of the performance criteria after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 68,600 PSUs, or 137,200 shares. Based on management’s estimate of the number of units expected to vest, total PSU expense for the three months ended July 3, 2021 and June 27, 2020 was $3.0 million and $7.6 million, respectively. Based on management’s estimate of the number of units expected to vest, total PSU expense for the six months ended July 3, 2021 and June 27, 2020 was $9.9 million and $13.9 million, respectively. As of July 3, 2021, the Company had $48.7 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 1.3 years.

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
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Risk-free interest rate	0.4%	0.3% to 0.6%	0.3% to 0.9%	0.3% to 1.7%
Expected term (in years)	5.1	5.1	5.6	5.1
Estimated volatility	32.9%	26.9% to 35.5%	30.9% to 34.7%	26.9% to 35.5%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$66.53	$60.12	$75.72	$49.82
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of July 3, 2021 was $566.5 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of July 3, 2021 was $457.7 million. The aggregate intrinsic value of options exercised during the three months ended July 3, 2021 was $8.7 million. The aggregate intrinsic value of options exercised during the six months ended July 3, 2021 was $21.4 million.
19. Non-operating (loss) income
Non-operating (loss) income consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Interest income	$218	$1,478	$435	$4,323
Interest expense	(88)	(83)	(172)	(167)
Realized and unrealized foreign currency (losses) gains	(50)	11	(920)	599
Other	—	(1)	—	(4)
Total	$80	$1,405	$(657)	$4,751
20. Income Taxes
The Company has provided for income taxes in fiscal year 2020 interim periods based on the estimated effective income tax rate for the complete fiscal year, as adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended July 3, 2021 and June 27, 2020, the Company recorded discrete tax benefits of approximately $1.3 million and $7.5 million, respectively, related to excess tax benefits realized from stock-based compensation. For the six months ended July 3, 2021 and June 27, 2020, the Company recorded discrete tax benefits of approximately $5.6 million and $17.1 million, respectively, related to excess tax benefits realized from stock-based compensation.

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
As of July 3, 2021, the liability for income taxes associated with uncertain tax positions was approximately $19.9 million. If fully recognized, approximately $18.0 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
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
21. Commitments and Contingencies
Employee Retirement Savings Plan
The Company sponsors a qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $0.9 million and $0.8 million to the MRSP for the three months ended July 3, 2021 and June 27, 2020, respectively, all in the form of matching contributions. The Company contributed $1.9 million and $1.6 million to the MRSP for the six months ended July 3, 2021 and June 27, 2020, respectively, all in the form of matching contributions. In addition, the Company sponsors various defined contribution plans in certain locations outside of the United States, the contributions to which were not material for any period.
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
Additionally, in the event of a Change in Control prior to a Qualifying Termination, Mr. Kiani’s stock options and any other equity awards will vest in accordance with their terms, but in no event later than in two equal installments on each of the one year and two year anniversaries of the Change in Control, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date. As of July 3, 2021, the expense related to the Award Shares and Cash Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement was approximately $292.9 million.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of July 3, 2021, the Company had severance plan participation agreements with five executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months’ advance notice of their resignation under certain circumstances.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $143.9 million of purchase commitments as of July 3, 2021 that are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies, and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of July 3, 2021, the Company had approximately $2.8 million in outstanding unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of July 3, 2021, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash with major financial institutions. As of July 3, 2021, the Company had $576.0 million of bank balances, of which $4.2 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended July 3, 2021 and June 27, 2020, revenue from the sale of the Company’s products to customers that are members of GPOs approximated 49.0% and 45.9% of product revenue, respectively. During the six months ended July 3, 2021 and June 27, 2020, revenue from the sale of the Company’s products to customers that are members of GPOs approximated 50.1% and 50.3% of product revenue, respectively.
For the three months ended July 3, 2021, the Company had sales through two just-in-time distributors that represented 15.0% and 9.9% of product revenue, respectively. For the three months ended June 27, 2020, the Company had sales through the same two just-in-time distributors that represented 8.8% and 8.3% of product revenue, respectively.
For the six months ended July 3, 2021, the Company had sales through two just-in-time distributors that represented 14.4% and 10.4% of product revenue, respectively. For the six months ended June 27, 2020, the Company had sales through the same two just-in-time distributors that represented 11.3% and 10.4% of product revenue, respectively.
As of July 3, 2021 and January 2, 2021, one customer represented 11.9% and 9.1%, respectively, of the Company’s accounts receivable balance. The receivable balance related to such customer is fully secured by a letter of credit.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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
On January 9, 2020, the Company filed a complaint against Apple Inc. (Apple) in the District Court for infringement of a number of patents, for trade secret misappropriation, and for ownership and correction of inventorship of a number of Apple patents listing one of its former employees as an inventor. Apple filed petitions for Inter Partes review of the asserted patents in the U.S. Patent and Trademark Office (PTO). The PTO has instituted Inter Partes review of the asserted patents. On October 13, 2020, the District Court stayed the patent infringement claims pending completion of the Inter Partes review proceedings. On February 5, 2021, the Company filed a fourth amended complaint. On February 26, 2021, Apple filed a partial motion to dismiss the trade secrets claim in the fourth amended complaint. On April 21, 2021, the District Court issued an order granting in part and denying in part the motion to dismiss. On May 5, 2021, Apple filed its answer to the fourth amended complaint. The Company is seeking damages, injunctive relief, and declaratory judgment regarding ownership of the Apple patents.
On June 30, 2021, the Company filed a complaint with the U.S. International Trade Commission (ITC) against Apple for infringement of a number of other patents. The ITC has not yet initiated a formal investigation of the Company’s claims. The Company is seeking an exclusion order and a permanent cease and desist order. Although the Company intends to vigorously pursue all of its legal remedies, there is no guarantee that the Company will be successful in these efforts.
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
The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 3, 2021		June 27, 2020		July 3, 2021		June 27, 2020
Geographic area by destination:
United States (U.S.)	$201,874	66.2%	$194,721	64.7%	$406,137	67.2%	$384,240	67.3%
Europe, Middle East and Africa	61,207	20.1	68,167	22.7	120,830	20.0	122,524	21.5
Asia and Australia	32,423	10.6	26,259	8.7	59,256	9.8	45,572	8.0
North and South America (excluding the U.S.)	9,614	3.1	11,806	3.9	17,938	3.0	18,242	3.2
Product revenue	$305,118	100.0%	$300,953	100.0%	$604,161	100.0%	$570,578	100.0%
The Company’s consolidated long-lived assets (tangible non-current assets) by geographic area are (in thousands, except percentages):

	July 3, 2021		January 2, 2021
Long-lived assets by geographic area:
United States	$238,638	86.4%	$238,094	86.9%
International	37,523	13.6	35,755	13.1
Total long-lived assets	$276,161	100.0%	$273,849	100.0%

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
In January 2021, we announced the global launch of iSirona™, a compact, versatile connectivity hub designed to maximize interoperability across the continuum of care. The iSirona™ hub offers an efficient way to physically connect up to six medical devices at the bedside and automatically route the data to the Masimo Hospital Automation™ Platform. The iSirona™ hub helps ensure that whatever the source, all patient data can be accurately and efficiently captured and presented to clinicians in the most suitable ways.

In February 2021, we announced the full market release of Masimo SafetyNet-OPEN™, a web and mobile app solution that helps businesses, schools and other organizations screen, trace and manage users entering their facilities with respect to COVID-19 and other infectious illnesses, such as seasonal flu. SafetyNet-OPEN™ helps organizations bring their people back to the workplace responsibly and stay open safely. Tailored for each organization’s safety protocols and needs, SafetyNet-OPEN™ is capable of covering all stages of back-to-work management, including risk screening, exposure contact tracing and recovery management.
Also in February 2021, we announced the U.S. introduction of softFlow®, which provides nasal high-flow warmed and humidified respiratory gases to spontaneously breathing patients. The technology offers adult patients high-flow respiratory support through a soft nasal cannula by generating a consistent high flow of warm, humidified air or air/oxygen mixture.
In March 2021, we announced the CE Marking of the Rad-G™ with temperature, a rugged handheld device that provides clinically proven SET® pulse oximetry, respiration rate from the pleth (RRp®) parameter and other important parameters alongside clinical-grade, non-contact infrared thermometry. With its long-lasting rechargeable battery, robust rubber casing, light weight and integrated noninvasive, real-time forehead temperature measurement, Rad-G™ with temperature makes it easier for clinicians to quickly assess patients and make informed care decisions anywhere pulse oximetry or vital signs monitoring is needed in a compact, portable form factor. Coupled with the universal Mini-Clip™ pulse oximeter sensor to provide the ultimate in handheld versatility, Rad-G™ with temperature can be used in a variety of settings, including but not limited to, entry screening, physicians’ offices, outpatient services, long-term care facilities, wellness clinics, first-response scenarios and limited-resource environments both indoors and in the field. Rad-G™ can provide both spot-check measurement and continuous monitoring.
In April 2021, we announced that Radius PCG™, a portable real-time capnograph with wireless Bluetooth® connectivity, received FDA 510(k) clearance. Radius PCG™ connects with the Root® Patient Monitoring and Connectivity Platform to provide seamless, tetherless mainstream capnography for patients of all ages. Radius PCG™ offers Masimo SET® Measure-through Motion and Low Perfusion pulse oximetry, continuous temperature measurements with no routine calibration, along with accurate end-tidal carbon dioxide (EtCO2) and respiration rate measurements.
In June 2021, we announced that Radius T°™, a wearable, wireless thermometer that measures body temperature continuously and noninvasively, received FDA 510(k) clearance for both prescription and over-the-counter use on patients and consumers five years and older. Featuring continuously trending temperature measurements and Bluetooth® connectivity, Radius T°™ automates remote, continuous body temperature status for clinicians through its paired connection to a Masimo patient monitoring or telehealth solution, and for consumers through the Masimo Radius T°™ smartphone application.
COVID-19 Pandemic
The COVID-19 pandemic has created significant uncertainty in the U.S. and around the globe, resulting in both challenges and opportunities for our business. We are committed to being as transparent as possible with our investors, employees, customers, suppliers and business partners as we collectively work to respond to this crisis. In response to this situation, we implemented a number of precautionary measures at our facilities, including: requiring certain personnel to work remotely from home and enacting social distancing, requiring face masks and mandatory screening for symptoms associated with COVID-19 for critical personnel that are required to report to our facilities to work. We also introduced new products, such as Masimo SafetyNet™ and Masimo SafetyNet-OPEN™to help combat the COVID-19 pandemic, and made pledges to various charitable organizations to support global COVID-19 relief efforts. We currently believe that our existing liquidity position will be sufficient to fund these ongoing initiatives and our response efforts.
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

	Three Months Ended				Six Months Ended
	July 3, 2021	Percentage of Revenue	June 27, 2020	Percentage of Revenue	July 3, 2021	Percentage of Revenue	June 27, 2020	Percentage of Revenue
Product revenue	$305,118	100.0%	$300,953	100.0%	$604,161	100.0%	$570,578	100.0%
Cost of goods sold	112,206	36.8	109,369	36.3	214,374	35.5	193,365	33.9
Gross profit	192,912	63.2	191,584	63.7	389,787	64.5	377,213	66.1
Operating expenses:
Selling, general and administrative	93,833	30.8	98,461	32.7	190,533	31.5	188,338	33.0
Research and development	33,943	11.1	30,878	10.3	68,454	11.3	58,119	10.2
Litigation settlements and (awards)	—	—	25	—	—	—	(474)	(0.1)
Total operating expenses	127,776	41.9	129,364	43.0	258,987	42.8	245,983	43.1
Operating income	65,136	21.3	62,220	20.7	130,800	21.6	131,230	23.0
Non-operating income (loss)	80	—	1,405	0.5	(657)	(0.1)	4,751	0.8
Income before provision for income taxes	65,216	21.3	63,625	21.2	130,143	21.5	135,981	23.8
Provision for income taxes	14,981	4.9	7,853	2.6	26,525	4.4	15,753	2.8
Net income	$50,235	16.4%	$55,772	18.6%	$103,618	17.1%	$120,228	21.0%

Comparison of the Three Months ended July 3, 2021 to the Three Months ended June 27, 2020
Revenue. Product revenue increased $4.2 million, or 1.4%, to $305.1 million for the three months ended July 3, 2021 from $301.0 million for the three months ended June 27, 2020. The following table details our product revenues by the geographic area to which the products were shipped for each of the three months ended July 3, 2021 and June 27, 2020 (dollars in thousands):

	Three Months Ended
	July 3, 2021		June 27, 2020		Increase/ (Decrease)	Percentage Change
United States (U.S.)	$201,874	66.2%	$194,721	64.7%	$7,153	3.7%
Europe, Middle East and Africa	61,207	20.1	68,167	22.7	(6,960)	(10.2)
Asia and Australia	32,423	10.6	26,259	8.7	6,164	23.5
North and South America (excluding the U.S.)	9,614	3.1	11,806	3.9	(2,192)	(18.6)
Product revenue	$305,118	100.0%	$300,953	100.0%	$4,165	1.4%
This increase was primarily due to higher revenue from consumables, parameters and services, as well as the impact of approximately $4.3 million of favorable foreign exchange rate movements from the prior year that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. During the three months ended July 3, 2021, we shipped approximately 72,500 noninvasive technology boards and instruments.

Product revenue generated through our direct and distribution sales channels increased $30.2 million, or 12.4%, to $272.6 million for the three months ended July 3, 2021, compared to $242.4 million for the three months ended June 27, 2020. Revenues from our OEM channel decreased $26.0 million, or 44.4%, to $32.5 million for the three months ended July 3, 2021 as compared to $58.5 million for the three months ended June 27, 2020.
Gross Profit. Gross profit consists of product revenue less cost of goods sold. Our gross profit for the three months ended July 3, 2021 and June 27, 2020 was as follows (dollars in thousands):

Gross Profit
Three Months Ended July 3, 2021	Percentage of Net Revenues	Three Months Ended June 27, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$192,912	63.2%	$191,584	63.7%	$1,328	0.7%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $2.8 million for the three months ended July 3, 2021, compared to the three months ended June 27, 2020, primarily due to costs associated with an elevated level of customer installations and a charge related to assisting a long-term OEM customer with their medical device correction.
Gross profit decreased to 63.2% for the three months ended July 3, 2021, compared to 63.7% for the three months ended June 27, 2020, primarily due to costs associated with an elevated level of customer installations and a charge related to assisting a long-term OEM customer with their medical device correction, offset by favorable product mix.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended July 3, 2021 and June 27, 2020 were as follows (dollars in thousands):

Selling, General and Administrative
Three Months Ended July 3, 2021	Percentage of Net Revenues	Three Months Ended June 27, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$93,833	30.8%	$98,461	32.7%	$(4,628)	(4.7)%
Selling, general and administrative expenses decreased $4.6 million, or 4.7%, for the three months ended July 3, 2021, compared to the three months ended June 27, 2020. This decrease was primarily attributable to lower advertising and marketing-related costs of approximately $9.1 million, lower compensation and other employee-related costs of approximately $3.8 million and lower charitable contributions of approximately $1.1 million, which were partially offset by higher legal and professional fees of $5.5 million, higher travel costs of approximately $1.6 million and higher occupancy and other office-related costs of approximately $1.2 million.
Research and Development. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended July 3, 2021 and June 27, 2020 were as follows (dollars in thousands):

Research and Development
Three Months Ended July 3, 2021	Percentage of Net Revenues	Three Months Ended June 27, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$33,943	11.1%	$30,878	10.3%	$3,065	9.9%
Research and development expenses increased $3.1 million, or 9.9%, for the three months ended July 3, 2021, compared to the three months ended June 27, 2020, primarily due to higher compensation and employee-related costs of approximately $1.8 million and higher engineering project costs of approximately $1.6 million, which were partially offset by lower legal and professional fees of approximately $0.8 million.

Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating income for the three months ended July 3, 2021 and June 27, 2020 was as follows (dollars in thousands):

Non-operating Income
Three Months Ended July 3, 2021	Percentage of Net Revenues	Three Months Ended June 27, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$80	—%	$1,405	0.5%	$(1,325)	(94.3)%
Non-operating income was less than $0.1 million for the three months ended July 3, 2021, as compared to $1.4 million of non-operating income for the three months ended June 27, 2020. This decrease of approximately $1.3 million was primarily due to lower interest yields realized on our invested cash.
Provision for Income Taxes. Our provision for income taxes for the three months ended July 3, 2021 and June 27, 2020 was as follows (dollars in thousands):

Provision for Income Taxes
Three Months Ended July 3, 2021	Percentage of Net Revenues	Three Months Ended June 27, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$14,981	4.9%	$7,853	2.6%	$7,128	90.8%
For the three months ended July 3, 2021, we recorded a provision for income taxes of approximately $15.0 million, or an effective tax provision rate of 23.0%, as compared to a provision for income taxes of approximately $7.9 million, or an effective tax provision rate of 12.3%, for the three months ended June 27, 2020. The increase in our effective tax rate for the three months ended July 3, 2021 resulted primarily from a decrease in the amount of excess tax benefits realized from stock-based compensation of approximately $6.2 million compared to the three months ended June 27, 2020.
Comparison of the Six Months ended July 3, 2021 to the Six Months ended June 27, 2020
Revenue. Product revenue increased $33.6 million, or 5.9%, to $604.2 million for the six months ended July 3, 2021 from $570.6 million for the six months ended June 27, 2020. The following table details our product revenues by the geographic area to which the products were shipped for each of the six months ended July 3, 2021 and June 27, 2020 (dollars in thousands):

	Six Months Ended
	July 3, 2021		June 27, 2020		Increase/ (Decrease)	Percentage Change
United States (U.S.)	$406,137	67.2%	$384,240	67.3%	$21,897	5.7%
Europe, Middle East and Africa	120,830	20.0	122,524	21.5	(1,694)	(1.4)
Asia and Australia	59,256	9.8	45,572	8.0	13,684	30.0
North and South America (excluding the U.S.)	17,938	3.0	18,242	3.2	(304)	(1.7)
Product revenue	$604,161	100.0%	$570,578	100.0%	$33,583	5.9%
This increase was primarily due to higher revenue from consumables, parameters and services, as well as the impact of approximately $8.2 million of favorable foreign exchange rate movements from the prior year period that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. During the six months ended July 3, 2021, we shipped approximately 138,500 noninvasive technology boards and instruments.
Product revenue generated through our direct and distribution sales channels increased $55.9 million, or 11.7%, to $534.6 million for the six months ended July 3, 2021, compared to $478.7 million for the six months ended June 27, 2020. Revenues from our OEM channel decreased $22.4 million, or 24.3%, to $69.5 million for the six months ended July 3, 2021 as compared to $91.9 million for the six months ended June 27, 2020.

Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the six months ended July 3, 2021 and June 27, 2020 was as follows (dollars in thousands):

Gross Profit
Six Months Ended July 3, 2021	Percentage of Net Revenues	Six Months Ended July 3, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$389,787	64.5%	$377,213	66.1%	$12,574	3.3%
Cost of goods sold increased $21.0 million for the six months ended July 3, 2021 compared to the six months ended June 27, 2020, primarily due to higher material, manufacturing and distribution costs associated with the increase in product sales, product mix, and increased manufacturing complexity due to the impact of COVID-19.
Gross profit decreased to 64.5% for the six months ended July 3, 2021 compared to 66.1% for the six months ended June 27, 2020, primarily due to costs associated with an elevated level of customer installations and a charge related to assisting a long-term OEM customer with their medical device correction, offset by favorable product mix.
Selling, General and Administrative. Selling, general and administrative expenses for the six months ended July 3, 2021 and June 27, 2020 were as follows (dollars in thousands):

Selling, General and Administrative
Six Months Ended July 3, 2021	Percentage of Net Revenues	Six Months Ended June 27, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$190,533	31.5%	$188,338	33.0%	$2,195	1.2%
Selling, general and administrative expenses increased $2.2 million, or 1.2%, for the six months ended July 3, 2021 compared to the six months ended June 27, 2020. This increase was primarily due to higher legal and professional fees of approximately $8.5 million, higher compensation and other employee-related costs of approximately $3.8 million, higher occupancy and other office-related costs of approximately $2.9 million, which were partially offset by lower advertising and marketing-related costs of approximately $9.9 million, lower charitable contributions of approximately $2.6 million and lower travel costs of approximately $0.9 million.
Research and Development. Research and development expenses for the six months ended July 3, 2021 and June 27, 2020 were as follows (dollars in thousands):

Research and Development
Six Months Ended July 3, 2021	Percentage of Net Revenues	Six Months Ended June 27, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$68,454	11.3%	$58,119	10.2%	$10,335	17.8%
Research and development expenses increased $10.3 million, or 17.8%, for the six months ended July 3, 2021 compared to the six months ended June 27, 2020, primarily due to higher compensation-related costs of approximately $6.9 million, higher engineering project costs of approximately $2.3 million and higher occupancy and other office-related costs of approximately $1.1 million, which were partially offset by lower professional service fees of $0.9 million.
Non-operating (Loss) Income. Non-operating (loss) income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating (loss) income for the six months ended July 3, 2021 and June 27, 2020 was as follows (dollars in thousands):

Non-operating (Loss) Income
Six Months Ended July 3, 2021	Percentage of Net Revenues	Six Months Ended June 27, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(657)	(0.1)%	$4,751	0.8%	$(5,408)	(113.8)%
Non-operating (loss) income decreased by $5.4 million for the six months ended July 3, 2021 compared to the six months ended June 27, 2020, primarily due to lower interest yields realized on our invested cash of approximately $3.9 million and a decrease in net realized and unrealized gains on foreign currency denominated transactions of approximately $1.5 million.

Provision for Income Taxes. Our provision for income taxes for the six months ended July 3, 2021 and June 27, 2020 was as follows (dollars in thousands):

Provision for Income Taxes
Six Months Ended July 3, 2021	Percentage of Net Revenues	Six Months Ended June 27, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$26,525	4.4%	$15,753	2.8%	$10,772	68.4%
For the six months ended July 3, 2021, we recorded a provision for income taxes of approximately $26.5 million, or an effective tax rate of 20.4%, as compared to a provision for income taxes of approximately $15.8 million, or an effective tax rate of 11.6%, for the six months ended June 27, 2020. The increase in our tax rate for the six months ended July 3, 2021 resulted primarily from a decrease in the amount of excess tax benefits realized from stock-based compensation of approximately $11.5 million as compared to the six months ended June 27, 2020.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, future funds expected to be generated from operations and available borrowing capacity under our credit facility. As of July 3, 2021, we had approximately $831.8 million in working capital, of which approximately $576.0 million was in cash and cash equivalents. In addition to net working capital, we had approximately $148.2 million of available borrowing capacity (net of outstanding letters of credit) under our credit facility.
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of July 3, 2021, we had cash totaling $85.6 million held outside of the U.S., of which approximately $45.9 million was accessible without additional tax cost and approximately $39.7 million was accessible at an incremental estimated tax cost of up to $0.5 million. We currently have sufficient funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our global operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
Cash Flows
The following table summarizes our cash flows (in thousands):

	Six Months Ended
	July 3, 2021	June 27, 2020
Net cash provided by (used in):
Operating activities	$85,258	$106,060
Investing activities	(17,219)	(70,645)
Financing activities	(136,504)	32,614
Effect of foreign currency exchange rates on cash	804	(847)
Increase (decrease) in cash, cash equivalents and restricted cash	$(67,661)	$67,182
Operating Activities. Cash provided by operating activities was approximately $85.3 million for the six months ended July 3, 2021, generated primarily from net income from operations of $103.6 million. Non-cash activity included stock-based compensation of $21.0 million and depreciation and amortization of $17.3 million. An additional source of cash included a decrease in other current assets of $6.5 million and an increase in accounts payable of $2.0 million. These sources of cash were partially offset by other changes in operating assets and liabilities, including a decrease in accrued compensation, accrued liabilities, income tax payable, deferred revenue and other contract-related liabilities of approximately $16.3 million, $6.0 million, $2.0 million and $1.2 million, respectively, primarily due to the timing of payments; an increase in accounts receivable of approximately $38.7 million, primarily due to the timing of cash receipts, and an increase in lease receivable of approximately $7.5 million.

For the six months ended June 27, 2020, cash provided by operating activities was approximately $106.1 million, generated primarily from net income from operations of $120.2 million. Non-cash activity included stock-based compensation of $24.5 million and depreciation and amortization of $13.6 million. Additional sources of cash included an increase in accounts payable, deferred revenue and other contract-related liabilities, and accrued liabilities of $32.8 million, $6.9 million and $5.9 million, respectively. These sources of cash were partially offset by other changes in operating assets and liabilities, including a decrease in accrued compensation of approximately $2.0 million, and an increase in accounts receivable of approximately $41.3 million, primarily due to the timing of cash receipts, an increase in inventory of approximately $37.5 million and an increase in other current assets and lease receivable of approximately $12.0 million and $2.2 million, respectively, primarily due to the timing of payments.
Investing Activities. Cash used in investing activities for the six months ended July 3, 2021 was approximately $17.2 million, consisting primarily of approximately $14.2 million for purchases of property and equipment and $3.0 million of capitalized intangible asset costs related primarily to patent and trademark costs.
For the six months ended June 27, 2020, cash used in investing activities was approximately $70.6 million, consisting primarily of approximately $78.3 million for a business combination, $51.3 million for purchases of property and equipment, $6.8 million for strategic investments and $4.3 million of capitalized intangible asset costs related primarily to patent and trademark costs, which were partially offset by cash provided by maturities of short-term investments of approximately $70.0 million.
Financing Activities. Cash used in financing activities for the six months ended July 3, 2021 was approximately $136.5 million, consisting primarily of repurchases of our common stock of approximately $128.9 million and withholding of shares for employee payroll taxes for vested equity awards of approximately $16.7 million, which were partially offset by the proceeds from the issuance of common stock related to employee equity awards of approximately $9.1 million.
For the six months ended June 27, 2020, cash provided by financing activities was approximately $32.6 million, consisting primarily of proceeds from the issuance of common stock related to employee equity awards of approximately $34.6 million, which was partially offset by the withholding of shares for employee payroll taxes for vested equity awards of approximately $1.4 million and repurchases of our common stock of approximately $0.6 million.
Capital Resources and Prospective Capital Requirements
We expect to fund our future operating, investing and financing activities through our available cash, future cash from operations, our credit facility and other potential sources of capital. In addition to funding our working capital requirements, we anticipate additional capital expenditures primarily related to investments in infrastructure growth. Possible additional uses of cash may include acquisitions of and/or strategic investments in technologies or technology companies, investments in property and equipment as well as repurchases of common stock under our authorized stock repurchase program. However, any repurchases of common stock will be subject to numerous factors, including the availability of our stock, general market conditions, the trading price of our stock, available capital, alternative uses for capital and our financial performance. In addition, the amount and timing of our actual investing activities will vary significantly depending on numerous factors, including the timing and amount of capital expenditures, costs of product development efforts, our timetable for infrastructure expansion, stock repurchase activity and costs related to our domestic and international regulatory requirements. Despite these investment requirements and potential expenditures, we anticipate that our existing cash and cash equivalents and amounts available under our credit facility will be sufficient to meet our working capital requirements, capital expenditures and other operational funding needs for at least the next 12 months. For additional information related to our credit facility, please see Note 15 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. As of July 3, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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
There have been no material changes to any of our critical accounting policies during the six months ended July 3, 2021. For a description of these critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, which was filed with the SEC on February 23, 2021.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. As of July 3, 2021, the carrying value of our cash equivalents approximated fair value. We currently do not have any significant risks associated with interest rates fluctuations related to interest expense. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Therefore, declines in interest rates over time will reduce our interest income while increases in interest rates will increase our interest income. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments and interest income by approximately $0.1 million for each $10.0 million in interest-bearing investments.
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
Our foreign currency exchange rate exposures are primarily with the Canadian Dollar, Euro, Japanese Yen, Swedish Krona, the British Pound, Mexican Peso, Turkish Lira and Australian Dollar. Foreign currency exchange rates may experience significant volatility from one period to the next. Specifically, during the six months ended July 3, 2021, we estimate fluctuations in the exchange rates between the U.S. Dollar and other foreign currencies, including the Euro, the Australian Dollar, the Canadian Dollar, the British Pound, the South Korean Won and the Japanese Yen, favorably impacted our revenues by $8.2 million.
We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of July 3, 2021 would have resulted in an estimated reduction of $9.1 million in reported pre-tax income for the six months ended July 3, 2021. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.During the three months ended July 3, 2021, we implemented the second phase of our new enterprise resource planning software system for certain subsidiaries. In connection with this software implementation, we modified several related internal controls over financial reporting to maintain the desired control objectives. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Counterfeit Masimo sensors and third-party reprocessed single-patient-use Masimo sensors may harm our reputation. Also, these counterfeit and third-party reprocessed sensors, as well as genuine Masimo reprocessed sensors, are sold at lower prices than new Masimo sensors and could cause our revenue to decline, which may adversely affect our business, financial condition and results of operations.
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

•The laws of foreign countries may not adequately protect our intellectual property rights.
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
•If our products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury, we will be subject to medical device reporting regulations, and may need to initiate voluntary corrective actions or in certain circumstances be required to take corrective actions, such as the recall of our products.
•Promotion of our products using claims that are off-label, unsubstantiated, false or misleading could subject us to substantial penalties.
•The regulatory environment governing information, cybersecurity and privacy is increasingly demanding and continues to evolve.
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
•If our employees become ill or otherwise incapacitated, our operations may be adversely impacted.
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
The degree of market acceptance of these products will depend on a number of factors, including but not limited to:
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
Since 1998, we have been a party to a cross-licensing agreement with Cercacor, (as amended, the Cross-Licensing Agreement), under which we granted Cercacor:
•an exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® technology owned by us, including all improvements to this technology, for the monitoring of non-vital signs parameters and to develop and sell devices incorporating Masimo SET® for monitoring non-vital signs parameters in any product market in which a product is intended to be used by a patient or pharmacist rather than by a professional medical caregiver, which we refer to as the “Cercacor Market”; and
•a non-exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® technology owned by us for measurement of vital signs in the “Cercacor Market.”

Non-vital signs measurements consist of body fluid constituents other than vital signs measurements, including, but not limited to, carbon monoxide, methemoglobin, blood glucose, hemoglobin and bilirubin. Under the Cross-Licensing Agreement, we are only permitted to sell devices utilizing Masimo SET® for the monitoring of non-vital signs parameters in markets where the product is intended to be used by a professional medical caregiver, including, but not limited to, hospital caregivers and alternate care facility caregivers, rather than by a patient or pharmacist, which we refer to as the “Masimo Market.” Accordingly, our ability to commercialize new products, new or improved technologies and additional applications for Masimo SET® is limited. In particular, our inability to expand beyond the “Masimo Market” may limit our ability to maintain or increase our revenue and impair our growth.
Pursuant to the Cross-Licensing Agreement, we have licensed from Cercacor the right to make and distribute products in the “Masimo Market” that utilize rainbow® technology for certain noninvasive measurements. As a result, the opportunity to expand the market for our products incorporating rainbow® technology is also limited, which could limit our ability to maintain or increase our revenue and impair our growth.
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
Our ability to sell our products to hospitals depends, in part, on our relationships with GPOs. Many existing and potential customers for our products are members of GPOs. GPOs negotiate pricing arrangements and contracts with medical supply manufacturers and distributors that may include provisions for sole sourcing and bundling, which generally reduce the choices available to member hospitals.
These negotiated prices are made available to a GPO’s members. If we are not one of the providers selected by a GPO, the GPO’s members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. Shipments of our pulse oximetry products to customers that are members of GPOs represent approximately 50% of our U.S. product sales. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
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
We have a concentration of OEM, distributor and direct customers. For example, sales to two just-in-time distributors each represented 10% or more of our product sales for the fiscal quarter ended July 3, 2021. We cannot provide any assurances that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results.
Our sales could also be negatively affected by any rebates, discounts or fees that are required by, or offered to, GPOs and customers, including wholesalers or distributors. Additionally, some of our just-in-time distributors have been demanding higher fees, which we may be obligated to pay in order to continue to offer products to our customers through these distributors or which may obligate us to distribute our products directly to our customers. The loss of any large customer or distributor, an increase in distributor fees or the risks associated with selling directly to our customers could have a material adverse effect on our business, financial condition and results of operations.

Counterfeit Masimo sensors and third-party reprocessed single-patient-use Masimo sensors may harm our reputation. Also, these counterfeit and third-party reprocessed sensors, as well as genuine Masimo reprocessed sensors, are sold at lower prices than new Masimo sensors and could cause our revenue to decline, which may adversely affect our business, financial condition and results of operations.
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
In addition, we have expended a significant amount of time and expense investigating issues caused by counterfeit and reprocessed sensors, troubleshooting problems stemming from such sensors, educating customers about why counterfeit and reprocessed sensors do not perform to their expectations, enforcing our proprietary rights against the counterfeit manufacturers and reprocessors, and enforcing our contractual rights..
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
We believe that the success of our business depends, in part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. We were previously involved in significant litigation to protect our patent positions related to some of our pulse oximetry signal processing patents that resulted in various settlements. We believe some of the new market entrants in the healthcare and monitoring space, including some of the world’s largest technology companies, may be infringing our intellectual property, and we may be required to engage in additional litigation to protect our intellectual property in the future. In addition, we believe that certain individuals who previously held high level technical and clinical positions with us misappropriated our intellectual property for the benefit of themselves and other companies. For example, on January 9, 2020, we initiated litigation against Apple Inc. for infringement of a number of patents, for trade secret misappropriation and for ownership and correction of inventorship of a number of Apple, Inc. patents that list one of our former employees as an inventor. Our ongoing and future litigation could result in significant additional costs and further divert the attention of our management and key personnel from our business operations and the implementation of our business strategy and may not be successful or adequate to protect our intellectual property rights.
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
Even though 510(k) clearances have been obtained, if safety or effectiveness problems are identified with our products, we may need to initiate a recall of such products. Furthermore, our new products or significantly modified marketed products could be denied 510(k) clearance and be required to undergo the more burdensome PMA or de novo classification review processes. The process of obtaining a de novo classification or PMA approval is much more costly, lengthy and uncertain than the process for obtaining 510(k) clearance.
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
If any of these events were to occur, it would harm our reputation and adversely affect our business, financial condition and results of operations.
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
Furthermore, foreign regulatory requirements may change from time to time, which could adversely affect our ability to market new products, and/or continue to market existing products, internationally. Certain significant changes in the international regulatory landscape have recently taken place or will take place in the near future. These include the new European Union Medical Devices Regulation (EU) 2017/745 (MDR), which came into effect on May 26, 2021 and a new regulatory regime in the UK effective as of January 1, 2021 as a result of the UK’s exit from the EU and the expiry of the transitional periods, on December 31, 2020 (Brexit).

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
In the EU, for example, the MDR became applicable to our medical devices from May 26, 2021. The MDR requires medical devices and their manufacturers to comply with more stringent standards than before. The MDR also imposes new and enhanced obligations on importers and distributors of medical devices in the EU. Although the MDR is subject to certain transitional periods, both we and others involved in the distribution and commercialization of our medical devices in the EU will need to comply with more stringent EU rules.
Due to Brexit, from January 1, 2021, a new regulatory framework applies to medical devices commercialized in Great Britain (England, Scotland and Wales). This is now separate from the regime in the EU. Although certain transition periods apply until June 30, 2023, the medical devices we intend to commercialize in Great Britain will need to conform to different requirements than the requirements in the EU. These factors are likely to add more complexity to our regulatory compliance obligations in Europe and our ability to commercialize medical devices in European markets.

*If our products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury, we will be subject to medical device reporting regulations, and may need to initiate voluntary corrective actions or in certain circumstances be required to take corrective actions, such as the recall of our products.
Regulatory agencies in many countries require us to report anytime our products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. For example, under the FDA medical device reporting regulations, we are required to report to the FDA any incident in which a product of ours may have caused or contributed to a death or serious injury or in which a product of ours malfunctioned and, if the malfunction were to recur, would be likely to cause or contribute to death or serious injury. In addition, all manufacturers placing medical devices on the market in the EU are legally required to report any serious or potentially serious incidents involving devices produced or sold by the manufacturer to the relevant authority in those jurisdictions where any such incident occurred.
The FDA and similar foreign regulatory authorities have the authority to require the recall of our commercialized products in the event of material deficiencies or defects in, for example, design, labeling or manufacture. The FDA must find that there is a reasonable probability that the device would cause serious adverse health consequences or death in order to require a recall. The standard for recalling deficient products may be different in foreign jurisdictions. Manufacturers may, under their own initiative, recall a product if any material deficiency is found in a device or they become aware of a safety issue involving a marketed product. A government-mandated or voluntary recall by us or by one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues.
We may initiate certain field actions, such as a product correction or removal of our products in the future. In addition, third parties that commercialize products incorporating our technologies may initiate similar actions or product corrections. Any correction or removal initiated by us to reduce a health risk posed by our device, or to remedy a violation of the FDCA or other regulations caused by the device that may present a risk to health, must be reported to the FDA. If the FDA subsequently determines that a report was required for a correction or removal of our products that we did not believe required a report, we could be subject to enforcement actions.
Any recalls or corrections of our products or third party products that incorporate our technologies, or enforcement actions would divert managerial and financial resources and could have an adverse effect on our financial condition and results of operations. In addition, given our dependence upon patient and physician perceptions, any negative publicity associated with any recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Promotion of our products using claims that are off-label, unsubstantiated, false or misleading could subject us to substantial penalties.
Obtaining 510(k) clearance permits us to promote our products for the uses cleared by the FDA. Use or promotion of a device outside its cleared or approved indications is known as “off-label” use or promotion, respectively. Physicians may use our products off-label because the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine, but we may not promote our products “off-label.” While we may request additional cleared indications for our current products, the FDA may deny those requests, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any cleared product as a condition of clearance. If the FDA determines that our products were promoted for off-label use or that false, misleading or inadequately substantiated promotional claims have been made by us or our OEM partners, it could request that we or our OEM partners modify those promotional materials or it could take regulatory or enforcement actions, including the issuance of an untitled letter, warning letter, injunction, seizure, civil fine and criminal penalties. While certain U.S. courts have held that truthful, non-misleading, off-label information is protected under the First Amendment under certain circumstances, the FDA continues to take the position that off-label promotion is subject to enforcement action.
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

The regulatory environment governing information, cybersecurity and privacy is increasingly demanding and continues to evolve.
Personal privacy and data security have become significant issues in the U.S., Europe and many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future.
Certain U.S. and foreign laws, such as the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), govern the transmission, security and privacy of individually identifiable information and sensitive health and other personal information that we may obtain or have access to in connection with the operation of our business, including the conduct of clinical research trials or other research studies that may provide us with access to this information. We may be required to make costly system modifications to comply with these data privacy and security requirements. In addition, if we do not properly comply with applicable laws and regulations related to the protection of this information, we could be subject to criminal or civil sanctions. The California Consumer Privacy Act of 2018 (CCPA), which became effective on January 1, 2020, requires us to make new disclosures to consumers about our data collection, use and sharing practices. The CCPA also allows consumers to opt out of certain data sales to third parties, affords new consumer rights, and provides a new cause of action for data breaches with the possibility of significant statutory damage awards as well as injunctive or declaratory relief if there has been unauthorized access, theft or disclosure of specified personal information due to failure to implement reasonable security procedures. Other U.S. states have implemented or are in the process of implementing analogous legislation. The impact of the CCPA and these other state legislations on our business is yet to be determined, but it could result in increased operating expenses as well as additional exposure to the risk of litigation by or on behalf of consumers.
Internationally, the General Data Protection Regulation (GDPR) took effect in May 2018 within the European Economic Area (EEA), and many EEA jurisdictions have also adopted their own data privacy and protection laws in addition to the GDPR. Furthermore, other international jurisdictions, including Singapore, South Korea, China, Brazil, Mexico and Australia, have also implemented laws relating to data privacy and protection. Although we believe that we are complying with the GDPR and similar laws, these laws are still relatively new. Therefore, as international data privacy and protection laws continue to evolve, and as new regulations, interpretive guidance and enforcement information become available, we may incur incremental costs to modify our business practices to comply with these requirements. In addition, our internal control policies and procedures may not always protect us from reckless, intentional or criminal acts committed by our employees or agents.
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
In December 2018, a federal district court judge in Texas found the ACA’s individual mandate to be unconstitutional; and therefore, the entire law to be invalid. In December 2019, the Fifth Circuit affirmed the ruling regarding the individual mandate but remanded the case to the district court for additional analysis of the question of severability and whether portions of the law remain valid. In June 2021, the U.S. Supreme Court held that the states and individuals that brought the lawsuit do not have standing to challenge the law, effectively ending the case without ruling on the constitutionality of the individual mandate. Although we cannot predict the ultimate content or timing of any healthcare reform legislation or court challenges to the ACA, potential changes resulting from any amendment, repeal, replacement or invalidation of these programs, including any reduction in the future availability of healthcare insurance benefits, may decrease the number of people who are insured, which could adversely affect our business and future results of operations.
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
Although the pace of the COVID-19 pandemic has recently slowed in the U.S. and certain other jurisdictions where we operate, our business operations could be further delayed or interrupted in countries that are still experiencing high levels of infections. Further, any resurgence in infections in countries where government restrictions have been fully or partially lifted could result in a re-imposition of such restrictions, causing renewed disruptions to our business. In the event that government and health authorities announce new or extend existing restrictions, we may be required to make further adjustments to our operations in order to comply with any such restrictions. We may also experience limitations in employee resources.
In addition, global supply chains and the timely availability of raw materials and products may be materially disrupted by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from the COVID-19 pandemic. For example, we utilize semiconductor chips in certain products that we manufacture. Semiconductor chips have been recently subject to an ongoing global supply shortage and our ability to source semiconductor chips or the components that use semiconductor chips may be adversely affected in the future. Component delivery lead times are expected to increase, which may cause delays in our production of products and increase the cost to obtain semiconductor chips and components that use semiconductor chips. If this semiconductor chip shortage continues, we may experience delays, production interruptions, increased costs and an inability to fulfill engineering design changes or customer demand, each of which could adversely affect our business and financial performance.
The adverse effects of the COVID-19 pandemic on our business could be material in future periods, particularly if there are significant and prolonged economic slowdowns in regions where we derive a significant amount of our revenue or profit, or where our suppliers are located, or if we are forced to close facilities and limit or cease manufacturing operations for extended periods of time. We could also experience delays in receipt of customer payments. In addition, our ability to fulfill orders placed with us within the order’s specified time line and for the cost we estimated when we accepted the order may be negatively affected. Furthermore, we have experienced unusual fluctuations in the demand for our products throughout the COVID-19 pandemic and we may continue to experience these fluctuations for the foreseeable future. These factors could lead to a reduction in revenues, unfavorable gross margin impact due to product mix, and/or a delay in cash flows in future periods and have a material adverse effect on our business, financial condition and results of operations.
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

*If our employees become ill or otherwise incapacitated, our operations may be adversely impacted.
At the outset of the COVID-19 pandemic, we implemented telework policies wherever possible for appropriate categories of employees in response to various stay at home/shelter in place orders (Stay at Home Orders) implemented by state and local governments. In response to the lifting or partial lifting of the Stay at Home Orders, we have reopened several of our facilities to both “nonessential” and “essential” employees. We have implemented a number of safety measures for our facilities, including social distancing, face covering, temperature checking and increased sanitation standards. We are following guidance from the Center for Disease Control and the Occupational Safety and Health Administration regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure, based on the direct threat that such exposure may present to our workforce. While we have developed and implemented, and continue to develop and implement, health and safety guidelines in an effort to try to mitigate the negative impact of COVID-19, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that our employees will not otherwise be exposed to COVID-19 outside of our workplace. If a number of our employees become ill, incapacitated or are otherwise unable to continue working during the current or any future pandemic or epidemic, our operations may be adversely impacted.
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
Due to the interrelated nature of Cercacor with us, conflicts of interest may arise with respect to: transactions involving business dealings between us and Cercacor, potential acquisitions of businesses or products, the development and ownership of technologies and products, the sale of products, markets and other matters in which our best interests and the best interests of our stockholders may conflict with the best interests of the stockholders of Cercacor. In addition, we and Cercacor may disagree regarding the interpretation of certain terms in the Cross-Licensing Agreement. We cannot guarantee that any conflict of interest will be resolved in our favor, or that, with respect to our transactions with Cercacor, we will negotiate terms that are as favorable to us as if such transactions were with another third-party.
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
Cercacor owns all of the proprietary rights to certain rainbow® technology developed with our proprietary Masimo SET® for products intended to be used in the “Cercacor Market”, and all rights to any non-vital signs measurement for which we do not exercise an option pursuant to the Cross-Licensing Agreement. In addition, Cercacor has the right to terminate the Cross-Licensing Agreement or grant licenses covering rainbow® technology to third parties if we breach certain terms of the agreement, including any failure to meet our minimum royalty payment obligations or failure to use commercially reasonable efforts to develop or market products incorporating licensed rainbow® technology. If we lose our exclusive license to rainbow® technology, we would lose the ability to prevent others from making, using, selling or importing products using rainbow® technology in our market. As a result, we would likely be subject to increased competition within our market, and Cercacor or competitors who obtain a license to rainbow® technology from Cercacor would be able to offer related products.

We may not be able to commercialize our products incorporating licensed rainbow® technology cost-effectively or successfully.
As a result of the royalties that we must pay to Cercacor, it is generally more expensive for us to make products that incorporate licensed rainbow® technology than products that do not include licensed rainbow® technology.
We cannot assure that we will be able to sell products incorporating licensed rainbow® technology at a price the market is willing to accept. If we cannot commercialize our products incorporating licensed rainbow® technology successfully, we may not be able to generate sufficient product revenue from these products to be profitable, which could adversely affect our business, financial condition and results of operations.
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
•litigation, other claims or liabilities in connection with the acquisition; and
•changes in the overall financial model as certain acquired companies may have a different revenue, gross profit margin or operating expense profile.
Further, our ability to benefit from future acquisitions and/or external strategic investments depends on our ability to successfully conduct due diligence, negotiate acceptable terms, evaluate prospective opportunities and bring acquired technologies and/or products to market at acceptable margins and operating expense levels. For example, we acquired TNI medical AG® (TNI®) and added softFlow® technology to our product portfolio. In addition, we acquired LiDCO Group, Plc, which specializes in hemodynamic monitoring solutions. As these are our first therapeutic and hemodynamic monitoring solutions, the integration of these technologies may require substantial management time and attention and may divert attention and resources from other important areas, including our existing business and product lines, and we may not be able to sell the softFlow® technology and hemodynamic monitoring solutions at acceptable margins and operating expense levels. Our failure in any of these tasks could result in unforeseen liabilities associated with an acquired company, acquiring a company on unfavorable terms or selecting and eventually acquiring a suboptimal acquisition target.
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
Our credit agreement dated December 17, 2018 (Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent and a lender, and Bank of the West, a lender (each and both, Lender(s)), contains various affirmative covenants and restrictions that limit our ability to engage in specified types of transactions, including:
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
As of July 3, 2021, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 9.1% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies in their roles as stockholders. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests.
The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock.
In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and Board of Directors (Board) proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
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
Our bylaws provide that the state or federal courts located within the State of Delaware are the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees or stockholders to our stockholders, (iii) any action asserting a claim against us arising pursuant to the General Corporation Law of the State of Delaware, our certificate of incorporation or our bylaws or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine. However, this choice of forum provision does not apply to (a) actions in which the Court of Chancery in the State of Delaware concludes that an indispensable party is not subject to the jurisdiction of Delaware courts, or (b) actions in which a federal court has assumed exclusive jurisdiction to a proceeding. This choice of forum provision is not intended to apply to any actions brought under the Securities Act of 1933, as amended (the Securities Act), or the Securities Exchange Act of 1934, as amended (the Exchange Act). Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees or stockholders, which may discourage such lawsuits against us and our directors, officers and other employees or stockholders.
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
New accounting pronouncements or taxation rules, and evolving interpretations thereof, have occurred and are likely to occur in the future. Future changes made by new accounting standards may apply prospectively or retrospectively, depending on the method of adoption, and may recast previously reported results. For additional information related to the impact of new accounting pronouncements, please see Note 2 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In addition, future changes to the U.S. tax code and its regulations could have a material impact on our effective tax rate and its implementation could require us to make substantial changes to our business practices, allocate resources, and increase our costs, which could negatively affect our business, results of operations and financial condition.
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
We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time-consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. These potential claims may include, but are not limited to, personal injury and class action lawsuits, intellectual property claims and regulatory investigations relating to the advertising and promotional claims about our products and employee claims against us based on, among other things, discrimination, harassment or wrongful termination. Any one of these claims, even those without merit, may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. Any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.
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
We currently derive approximately 33% of our net sales from international operations. In addition, we purchase a portion of our raw materials and components from international sources. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations, including those related to duties, tariffs, and conflict minerals. Compliance with such regulations is costly and we could be exposed to potentially significant penalties, fines and interest if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. For example, we have had sales of medical products destined for Iran. Although these activities have not been financially material to our business, financial condition or results of operations, and were undertaken in accordance with general licenses authorizing such activities issued by the U.S. Treasury Department’s Office of Foreign Assets Control, we may not be successful in ensuring compliance with limitations or restrictions on business in Iran or any other countries subject to economic sanctions and embargoes imposed by the United States. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.
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
•the loss of any key personnel who possess proprietary knowledge, or who are otherwise important to our success in certain international markets;
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

The U.S. government initiated substantial changes in U.S. trade policy and U.S. trade agreements, including the tariffs on certain foreign goods. In response to these tariffs, certain foreign governments instituted or are considering imposing tariffs on certain U.S. goods. In addition, the U.S. has negotiated new trade agreements that could impact us, including the United States-Mexico-Canada Agreement (USMCA), which went into force on July 1, 2020 and replaced the North American Free Trade Agreement. A trade war, trade barriers or other governmental actions related to tariffs, international trade agreements, import or export restrictions or other trade policies could adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, therefore, adversely affect our business, financial condition and results of operations.
The U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from promising or making improper payments to foreign officials for the purpose of obtaining an advantage to secure or retain business. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the U.S. are with governmental entities and are therefore subject to such anti-bribery laws. We have adopted policies and practices that help us ensure compliance with these anti-bribery laws. However, such policies and practice may require us to invest in additional monitoring resources or forgo certain business opportunities in order to ensure global compliance with these laws.
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

If one of our manufacturing facilities was affected by a natural or man-made disaster, we would be forced to rely on third-party manufacturers if we could not shift production to our other manufacturing facilities. Furthermore, our insurance for damage to our property and the disruption of our business from casualties may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If the lease for any of our leased facilities is terminated, we are unable to renew any of our leases or we are otherwise forced to seek alternative facilities, or if we voluntarily expand one or more of our manufacturing operations to new locations, we may incur additional transition costs and experience a disruption in the supply of our products until the new facilities are available and operating. Additionally, we have occasionally experienced seasonality among our manufacturing workforce, and if we continue to experience such seasonality or other workforce shortages or otherwise have issues retaining employees or contractors at our manufacturing facilities, we may not be able to meet our customers’ demands.
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
If we fail to comply with the reporting obligations of the Exchange Act, or if we fail to maintain adequate internal control over financial reporting, our business, results of operations and financial condition and investors’ confidence in us could be adversely affected.
We are required to prepare and disclose certain information under the Exchange Act, in a timely manner and meet our reporting obligations in their entirety, and our failure to do so could subject us to penalties under federal securities laws and regulations of The Nasdaq Stock Market LLC, expose us to lawsuits and restrict our ability to access financing on favorable terms, or at all.
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
In addition, new environmental laws may further affect how we manufacture our products, how we use, generate or dispose of hazardous materials and waste, or further affect what materials can be used in our products. Any required changes to our operations or products may increase our manufacturing costs, detrimentally impact the performance of our products, add greater testing lead-times for product introductions or have other similar effects.
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
Increased global cybersecurity vulnerabilities, cybersecurity threats and sophisticated and targeted cybersecurity attacks pose a risk to the security of our systems and networks, including the confidentiality, availability and integrity of any underlying information and data, and those of our customers, partners, suppliers and third-party service providers. Our ability to effectively manage and maintain our internal business information, and to ship products to customers and invoice them on a timely basis, depends significantly on our enterprise resource planning system and other information systems.
Portions of our information technology systems may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. In addition, interfaces between our products and our customers’ computer networks could provide additional opportunities for cybersecurity attacks on us and our customers. The techniques used to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. Cybersecurity attacks in particular are evolving and include, but are not limited to: threats, malicious software, ransomware, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of confidential or otherwise protected information and corruption of data. As a result, there can be no assurance that our protective measures will prevent or detect security breaches that could have a significant impact on our business, reputation, financial condition and results of operations.
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
There has been and could continue to be significant volatility in the market price and trading volume of our equity securities. For example, our closing stock price ranged from $208.49 to $283.75 per share from January 3, 2021 to July 3, 2021. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors, including the COVID-19 pandemic. In addition to the other risk factors previously discussed in this Quarterly Report on Form 10-Q, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:
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
As of July 3, 2021, approximately 10.9 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 3.3 million shares were subject to options outstanding at such date at a weighted-average exercise price of $79.92 per share, approximately 2.9 million shares were subject to outstanding RSUs, approximately 0.3 million shares were subject to outstanding PSUs and approximately 4.4 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 36 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution.
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
Our Board may from time to time declare, and we may pay, dividends on our outstanding shares in the manner and upon the terms and conditions permitted under applicable law. However, we may elect to retain all future earnings for the operation and expansion of our business, rather than paying cash dividends on our stock. In addition, under certain circumstances, our Credit Facility may limit our ability to pay cash dividends, repurchase our common stock or make other distributions to stockholders. Any payment of cash dividends on our stock will be at the discretion of our Board and will depend upon our results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by our Board. In the event our Board declares any dividends, there is no assurance with respect to the amount, timing or frequency of any such dividends.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases and Withholdings of Equity Securities
During the three months ended July 3, 2021, we effected stock repurchases pursuant to the 2018 Repurchase Program. In addition, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of equity grants by withholding a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the tax withholding obligations from the shares of our common stock being issued in connection with such award. Shares repurchased by us or withheld to satisfy tax withholding obligations during each fiscal month of the quarter ended July 3, 2021 were as follows:

Period	Total Number of Shares Purchased or Withheld	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 4, 2021 to May 1, 2021	—	$—	—	3,722,518
May2, 2021 to May 29, 2021	17	215.47	—	3,722,518
May 30, 2021 to July 3, 2021	120	251.33	—	3,722,518
Total	137	$246.88	—	3,722,518
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
During the three months ended July 3, 2021, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of equity grants by withholding shares of our common stock, with an aggregate fair market value on the date of vesting equal to the tax withholding obligations, from the shares of our common stock actually issued in connection with such award. Shares withheld to satisfy tax withholding obligations for the three and six months ended July 3, 2021 and June 27, 2020 were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Shares withheld	137	—	67,686	9,084
Average cost per share	$246.88	$—	$247.09	$156.76
Value of shares withheld(1)	$34	$—	$16,724,755	$1,423,995
_____________
(1)    The value of shares withheld is presented in thousands.

Item 6. Exhibits

EXHIBIT INDEX
Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)
3.2	(2)	Second Amended and Restated Bylaws adopted on October 24, 2019 (Exhibit 3.1)
4.1	(1)	Form of Common Stock Certificate (Exhibit 4.1)
4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999, between Masimo Corporation and certain of its stockholders (Exhibit 4.2)
4.3#	(3)	Masimo Retirement Savings Plan (Exhibit 4.7)
10.1*†		Fifth Amendment, Lease Agreement effective July 1, 2021, by and among Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant
31.1*		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*		Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*		Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*		XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 3, 2021 and January 2, 2021, (ii) Condensed Consolidated Statements of Income for the three and six months ended July 3, 2021 and June 27, 2020, respectively, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 3, 2021 and June 27, 2020, respectively, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2021 and June 27, 2020, respectively, and (v) Notes to Condensed Consolidated Financial Statements.
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

MASIMO CORPORATION

Date: July 27, 2021	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: July 27, 2021	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer