Form 10-Q
period 2021-10-02
MASIMO CORP
filed 2021-10-26
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)						Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class					Number of Shares Outstanding as of October 2, 2021
Common stock, $0.001 par value					55,221,689

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED OCTOBER 2, 2021

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	October 2, 2021	January 2, 2021
ASSETS
Current assets
Cash and cash equivalents	$652,354	$641,447
Trade accounts receivable, net of allowance for credit losses of $2,081 and $1,603 at October 2, 2021 and January 2, 2021, respectively	191,332	141,350
Inventories	202,328	215,952
Other current assets	91,772	102,416
Total current assets	1,137,786	1,101,165
Lease receivable, noncurrent	66,955	57,666
Deferred costs and other contract assets	22,599	20,076
Property and equipment, net	274,929	272,511
Intangible assets, net	74,089	73,923
Goodwill	101,242	103,206
Deferred tax assets	39,294	39,363
Other non-current assets	49,886	44,642
Total assets	$1,766,780	$1,712,552
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$60,710	$64,061
Accrued compensation	69,785	71,601
Deferred revenue and other contract liabilities, current	46,641	44,935
Other current liabilities	51,118	53,239
Total current liabilities	228,254	233,836
Other non-current liabilities	70,377	71,076
Total liabilities	298,631	304,912
Commitments and contingencies - (Note 21)
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 55,222 and 55,251 shares issued and outstanding at October 2, 2021 and January 2, 2021, respectively	55	55
Treasury stock, 16,540 and 15,993 shares at October 2, 2021 and January 2, 2021, respectively	(767,653)	(638,736)
Additional paid-in capital	736,575	703,693
Accumulated other comprehensive (loss) income	(3,432)	1,413
Retained earnings	1,502,604	1,341,215
Total stockholders’ equity	1,468,149	1,407,640
Total liabilities and stockholders’ equity	$1,766,780	$1,712,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Product revenue	$307,414	$278,112	$911,575	$848,690
Cost of goods sold	103,750	99,186	318,124	292,551
Gross profit	203,664	178,926	593,451	556,139
Operating expenses:
Selling, general and administrative	100,647	90,376	291,180	278,714
Research and development	35,406	28,852	103,860	86,971
Litigation awards	—	—	—	(474)
Total operating expenses	136,053	119,228	395,040	365,211
Operating income	67,611	59,698	198,411	190,928
Non-operating (loss) income	(78)	1,357	(735)	6,108
Income before provision for income taxes	67,533	61,055	197,676	197,036
Provision for income taxes	9,762	11,650	36,287	27,403
Net income	$57,771	$49,405	$161,389	$169,633

Net income per share:
Basic	$1.05	$0.90	$2.93	$3.11
Diluted	$1.00	$0.85	$2.80	$2.92

Weighted-average shares used in per share calculations:
Basic	55,143	54,997	55,125	54,543
Diluted	57,664	58,280	57,651	58,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$57,771	$49,405	$161,389	$169,633
Other comprehensive income, net of tax:
Unrealized (losses) gains from foreign currency translation adjustments	(3,165)	2,653	(4,845)	1,504
Total comprehensive income	$54,606	$52,058	$156,544	$171,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)
	Three and Nine Months Ended October 2, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 2, 2021	55,251	$55	15,993	$(638,736)	$703,693	$1,413	$1,341,215	$1,407,640
Stock options exercised	61	—	—	—	2,886	—	—	2,886
Restricted/Performance stock units vested	303	—	—	—	—	—	—	—
Shares paid for tax withholding	(68)	—	—	—	(16,691)	—	—	(16,691)
Stock-based compensation	—	—	—	—	12,708	—	—	12,708
Repurchases of common stock	(547)	—	547	(128,917)	—	—	—	(128,917)
Net income	—	—	—	—	—	—	53,383	53,383
Foreign currency translation adjustment	—	—	—	—	—	(2,884)	—	(2,884)
Balance at April 3, 2021	55,000	55	16,540	(767,653)	702,596	(1,471)	1,394,598	1,328,125
Stock options exercised	52	—	—	—	3,442	—	—	3,442
Restricted/Performance stock units vested	4	—	—	—	—	—	—	—
Shares paid for tax withholding	1	—	—	—	(33)	—	—	(33)
Stock-based compensation	—	—	—	—	8,262	—	—	8,262
Net income	—	—	—	—	—	—	50,235	50,235
Foreign currency translation adjustment	—	—	—	—	—	1,204	—	1,204
Balance at July 3, 2021	55,057	55	16,540	(767,653)	714,267	(267)	1,444,833	1,391,235
Stock options exercised	165	—	—	—	9,748	—	—	9,748
Stock-based compensation	—	—	—	—	12,560	—	—	12,560
Net income	—	—	—	—	—	—	57,771	57,771
Foreign currency translation adjustment	—	—	—	—	—	(3,165)	—	(3,165)
Balance at October 2, 2021	55,222	$55	16,540	$(767,653)	$736,575	$(3,432)	$1,502,604	$1,468,149

	Three and Nine Months Ended September 26, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 28, 2019	53,696	$54	15,530	$(526,580)	$600,624	$(6,718)	$1,100,494	$1,167,874
Stock options exercised	384	—	—	—	13,495	—	—	13,495
Restricted/Performance stock units vested	46	—	—	—	—	—	—	—
Shares paid for tax withholding	(8)	—	—	—	(1,424)	—	—	(1,424)
Stock-based compensation	—	—	—	—	11,272	—	—	11,272
Repurchases of common stock	(3)	—	3	(371)	—	—	—	(371)
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	—	439	439
Net income	—	—	—	—	—	—	64,456	64,456
Foreign currency translation adjustment	—	—	—	—	—	(2,463)	—	(2,463)
Balance at March 28, 2020	54,115	54	15,533	(526,951)	623,967	(9,181)	1,165,389	1,253,278
Stock options exercised	825	1	—	—	21,212	—	—	21,213
Restricted/Performance stock units vested	9	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	13,188	—	—	13,188
Repurchases of common stock	(1)	—	1	(220)	—	—	—	(220)
Net income	—	—	—	—	—	—	55,772	55,772
Foreign currency translation adjustment	—	—	—	—	—	1,314	—	1,314
Balance at June 27, 2020	54,948	55	15,534	(527,171)	658,367	(7,867)	1,221,161	1,344,545
Stock options exercised	107	—	—	—	6,314	—	—	6,314
Restricted/Performance stock units vested	1	—	—	—	—	—	—	—
Shares paid for tax withholding	(1)	—	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	—	—	11,912	—	—	11,912
Net income	—	—	—	—	—	—	49,405	49,405
Foreign currency translation adjustment	—	—	—	—	—	2,653	—	2,653
Balance at September 26, 2020	55,055	$55	15,534	$(527,171)	$676,568	$(5,214)	$1,270,566	$1,414,804
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	October 2, 2021	September 26, 2020
Cash flows from operating activities:
Net income	$161,389	$169,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,449	21,200
Stock-based compensation	33,530	36,372
Loss on disposal of equipment, intangibles and other assets	371	202
Provision for credit losses	647	5
Provision for deferred income taxes	—	136
Changes in operating assets and liabilities:
Increase in accounts receivable	(50,967)	(9,459)
Decrease (increase) in inventories	12,329	(86,815)
Decrease (increase) in other current assets	4,433	(23,461)
Increase in lease receivable, net	(9,312)	(6,279)
Increase in deferred costs and other contract assets	(2,573)	(1,964)
Increase in other non-current assets	(144)	(775)
(Decrease) increase in accounts payable	(4,290)	31,793
(Decrease) increase in accrued compensation	(1,298)	3,654
(Decrease) increase in accrued liabilities	(3,969)	4,691
Decrease in income tax payable	(1,456)	(2,756)
Increase in deferred revenue and other contract-related liabilities	1,378	9,973
Increase in other non-current liabilities	634	395
Net cash provided by operating activities	167,151	146,545
Cash flows from investing activities:
Maturities of short-term investments	—	70,000
Purchases of property and equipment, net	(20,680)	(60,017)
Increase in intangible assets	(8,185)	(5,763)
Business combinations, net of cash acquired	—	(78,310)
Other strategic investing activities	(2,600)	(6,750)
Net cash used in investing activities	(31,465)	(80,840)
Cash flows from financing activities:
Proceeds from issuance of common stock	18,975	40,994
Payroll tax withholdings on behalf of employees for vested equity awards	(16,724)	(1,449)
Repurchases of common stock	(128,917)	(591)
Net cash (used in) provided by financing activities	(126,666)	38,954
Effect of foreign currency exchange rates on cash	(89)	(294)
Net increase in cash, cash equivalents and restricted cash	8,931	104,365
Cash, cash equivalents and restricted cash at beginning of period	645,004	568,075
Cash, cash equivalents and restricted cash at end of period	$653,935	$672,440
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of January 2, 2021 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021 (fiscal year 2020), filed with the SEC on February 23, 2021. The results for the three and nine months ended October 2, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending January 1, 2022 (fiscal year 2021) or for any other interim period or for any future year.
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
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired, liabilities assumed and noncontrolling interests in the acquired entity, if applicable, are recorded at their respective fair values at the date of acquisition. The excess of the purchase price over the fair values of identifiable assets, liabilities and noncontrolling interests in the acquired entity, if applicable, is recorded as goodwill. The Company finalizes the purchase price allocation within one year from the acquisition date.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by-contract basis. There were no transfers between Level 1, Level 2 and Level 3 inputs during either the nine months ended October 2, 2021 or September 26, 2020. The Company carries cash and cash equivalents, at cost, which approximates fair value.
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
Changes in the product warranty accrual were as follows (in thousands):

	Nine Months Ended
	October 2, 2021	September 26, 2020
Warranty accrual, beginning of period	$2,740	$3,395
Accrual for warranties issued	3,442	428
Changes in pre-existing warranties (including changes in estimates)	(2,347)	(97)
Settlements made	(891)	(883)
Warranty accrual, end of period	$2,944	$2,843
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Net Income Per Share
A computation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$57,771	$49,405	$161,389	$169,633
Basic net income per share:
Weighted-average shares outstanding - basic	55,143	54,997	55,125	54,543
Net income per basic share	$1.05	$0.90	$2.93	$3.11
Diluted net income per share:
Weighted-average shares outstanding - basic	55,143	54,997	55,125	54,543
Diluted share equivalent: stock options, RSUs and PSUs	2,521	3,283	2,526	3,490
Weighted-average shares outstanding - diluted	57,664	58,280	57,651	58,033
Net income per diluted share	$1.00	$0.85	$2.80	$2.92
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance share units (PSUs). For each of the three months ended October 2, 2021 and September 26, 2020, weighted options to purchase 0.1 million shares of common stock were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the nine months ended October 2, 2021 and September 26, 2020, weighted options to purchase 0.2 million and 0.3 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs are considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of each of October 2, 2021 and September 26, 2020, 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares for each of the three and nine month periods then ended.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Nine Months Ended
	October 2, 2021	September 26, 2020
Cash paid during the year for:
Interest expense	$202	$194
Income taxes	36,898	35,961
Operating lease liabilities	5,567	4,699

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities	$4,917	$9,900

Non-cash investing activities:
Unpaid purchases of property and equipment	$3,182	$3,988
Settlement of promissory note receivable in connection with business combination	—	5,100
Unpaid strategic investments	3,400	—
Deposit release to acquire noncontrolling interest(1)	3,374	—

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$112	$27
Fair value of common stock received for payment of stock option exercise price	—	220

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$652,354	$669,056
Restricted cash	1,581	3,384
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$653,935	$672,440
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). The standard simplifies the accounting for income taxes by removing exceptions to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. In addition, the standard requires that an entity recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and specifies that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; however, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority. The Company’s adoption of this standard, effective as of January 3, 2021, did not have a material impact on its consolidated financial statements.
In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The standard provides updates for technical corrections, clarifications to guidance, simplifications to wording or structure of guidance, and other minor improvements across various areas of accounting within GAAP. ASU No. 2020-10 is effective after December 15, 2020 on a retrospective basis. Early adoption is permitted. The Company’s adoption of this standard, effective as of January 3, 2021, did not have a material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). The new standard provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). Entities can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. ASU 2020-04 is effective beginning on March 12, 2020, and the Company may elect to apply this standard prospectively through December 31, 2022. The relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (ASU 2021-01). The new standard clarified the scope and application of the original guidance. ASU No. 2021-01 is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (ASU 2021-04). The new standard addresses modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another topic. ASU No. 2021-04 is effective after December 15, 2021 on a prospective basis, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period and should be applied as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842), Lessors - Certain Leases with Variable Lease Payments (ASU 2021-05). This new standard amends the original ASU No. 2016-02 lease standard by requiring lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses at lease commencement if they were classified as sales-type. ASU 2021-05 is effective for annual reporting periods beginning after December 15, 2021, and for interim periods within those years, and may be adopted either prospectively or on a retrospective basis for leases that commenced or were modified after the date of initial adoption of ASC 842. Early adoption is permitted. The Company is currently evaluating the expected impact of this standard on its consolidated financial statements upon adoption, but anticipates that, among other things, the classification of certain leases for which the Company is the lessor will change from sales-type leases to operating leases under this new standard, resulting in the initial deferral and subsequent expensing of equipment costs over time under certain leases that are currently recognized immediately upon lease commencement. Similarly, any revenue that is currently recognized for these leases on the date of lease commencement will now be recognized over the term of the operating lease upon adoption of this new standard. The Company currently expects to complete its assessment of the full financial impact of this new standard during the next three to six months.
3. Related Party Transactions
The Company’s Chairman and Chief Executive Officer (CEO) is also the Chairman and CEO of Cercacor Laboratories, Inc. (Cercacor). The Company is a party to the following agreements with Cercacor:
•Cross-Licensing Agreement - The Company and Cercacor are parties to a cross-licensing agreement (Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities payable to Cercacor arising under the Cross-Licensing Agreement were $2.9 million and $3.5 million for the three months ended October 2, 2021 and September 26, 2020, respectively. Aggregate liabilities payable to Cercacor arising under the Cross-Licensing Agreement were $9.6 million and $9.7 million for the nine months ended October 2, 2021 and September 26, 2020, respectively.
•Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were less than $0.1 million for each of the three months ended October 2, 2021 and September 26, 2020. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.2 million for each of the nine months ended October 2, 2021 and September 26, 2020.
•Lease and Sublease Agreements - Effective December 2019, the Company entered into a lease agreement with Cercacor for approximately 34,000 square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Cercacor Lease). The term of the Cercacor Lease expires on December 31, 2024. In March 2016, the Company entered into a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California (Cercacor Sublease). The Cercacor Sublease began on May 1, 2016 and expired on December 15, 2019. The Company recognized approximately $0.3 million of lease income for each of the three months ended October 2, 2021 and September 26, 2020. The Company recognized approximately $0.9 million and $0.8 million of lease income for the nine months ended October 2, 2021 and September 26, 2020, respectively.
Net amounts due to Cercacor at October 2, 2021 and January 2, 2021 were approximately $3.3 million and $3.6 million, respectively.
The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. In addition, the Company’s Executive Vice President (EVP), Chief Financial Officer (CFO) serves as the Treasurer of the Masimo Foundation and the Company’s EVP, General Counsel and Corporate Secretary serves as the Secretary for the Masimo Foundation. During the three months ended October 2, 2021 and September 26, 2020, the Company made no cash contributions to the Masimo Foundation. During the nine months ended October 2, 2021, the Company made no contributions to the Masimo Foundation. During the nine months ended September 26, 2020, the Company made cash contributions of approximately $1.5 million to the Masimo Foundation.
During the three and nine months ended October 2, 2021 and September 26, 2020, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The Company’s CEO is also a co-founder and a member of the board of directors of Like Minded Media Ventures (LMMV), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. The Company entered into a marketing service agreement with LMMV for audiovisual production services promoting brand awareness, including television commercials and digital advertising, during the second quarter of 2020. During the three and nine months ended October 2, 2021, the Company incurred no marketing expenses to LMMV under the marketing service agreement. During the three and nine months ended September 26, 2020, the Company incurred $0.2 million and $3.5 million, respectively, in marketing expenses to LMMV under the marketing service agreement. At October 2, 2021 and January 2, 2021, there was no amount due to LMMV for services rendered.
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
The Company maintains an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. For each of the three and nine months ended October 2, 2021 and September 26, 2020, the Company charged the Company’s CEO less than $0.1 million related to such disbursements.
4. Inventories
Inventories consist of the following (in thousands):

	October 2, 2021	January 2, 2021
Raw materials	$121,593	$133,098
Work-in-process	14,383	15,985
Finished goods	66,352	66,869
Total inventories	$202,328	$215,952

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
5. Other Current Assets
Other current assets consist of the following (in thousands):

	October 2, 2021	January 2, 2021
Prepaid expenses	$30,351	$30,235
Lease receivable, current	26,685	23,206
Prepaid income taxes	15,501	14,782
Indirect taxes receivable	10,715	14,545
Prepaid rebates and royalties, current	3,066	3,081
Restricted cash(1)	1,496	3,397
Customer notes receivable	1,359	2,283
Deposit to acquire noncontrolling interest(2)	—	3,374
Other current assets	2,599	7,513
Total other current assets	$91,772	$102,416
______________
(1)     Restricted cash includes funds received from the Bill and Melinda Gates Foundation. As the Company incurs costs associated with research and development related to this project, on a quarterly basis, the Company reclasses amounts from the grant to offset costs incurred.
(2)     During the year ended January 2, 2021, the Company obtained a controlling interest in a provider of advanced hemodynamic monitoring solutions. The Company made a deposit to acquire the noncontrolling interest of the acquiree. During the first quarter of 2021, the Company acquired the remaining noncontrolling interest. The impact of the noncontrolling interest is immaterial in all periods presented.
6. Lease Receivable
The Company recognizes revenue and costs, as well as a lease receivable, at the time the lease commences pursuant to deferred equipment agreements containing embedded sales-type leases. Lease revenue related to both operating-type and sales-type leases for the three months ended October 2, 2021 and September 26, 2020 was approximately $12.0 million and $13.0 million, respectively, and is included within product revenue in the accompanying condensed consolidated statements of operations. Lease revenue related to both operating-type and sales-type leases for the nine months ended October 2, 2021 and September 26, 2020 was approximately $40.0 million and $31.0 million, respectively, and is included within product revenue in the accompanying condensed consolidated statements of operations. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying condensed consolidated statements of operations.
Lease receivable consists of the following (in thousands):

	October 2, 2021	January 2, 2021
Lease receivable	$93,879	$81,074
Allowance for credit loss	(239)	(202)
Lease receivable, net	93,640	80,872
Less: current portion of lease receivable	(26,685)	(23,206)
Lease receivable, noncurrent	$66,955	$57,666

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of October 2, 2021, estimated future maturities of customer sales-type lease receivables for each of the following fiscal years are as follows (in thousands):

Fiscal year	Amount
2021 (balance of year)	$6,888
2022	25,995
2023	21,371
2024	17,349
2025	11,535
Thereafter	10,502
Total	$93,640
Estimated future operating lease payments expected to be received from customers under deferred equipment agreements are not material as of October 2, 2021.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following (in thousands):

	October 2, 2021	January 2, 2021
Deferred commissions	$9,976	$7,477
Prepaid contract allowances	6,820	7,336
Unbilled contract receivables	4,317	3,925
Equipment leased to customers, net	1,486	1,338
Deferred costs and other contract assets	$22,599	$20,076
8. Property and Equipment, net
Property and equipment, net, consists of the following (in thousands):

	October 2, 2021	January 2, 2021
Building and building improvements	$141,990	$122,310
Machinery, equipment and tooling	101,833	90,843
Land	56,938	57,151
Transportation, vehicles and other	33,114	33,175
Computer equipment and software	32,131	24,693
Leasehold improvements	20,885	19,295
Furniture and office equipment	14,186	13,567
Demonstration units	1,049	1,024
Construction-in-progress (CIP)	23,955	44,589
Total property and equipment	426,081	406,647
Accumulated depreciation	(151,152)	(134,136)
Property and equipment, net	$274,929	$272,511
For the three months ended October 2, 2021 and September 26, 2020, depreciation expense of property and equipment was $6.5 million and $5.8 million, respectively. For the nine months ended October 2, 2021 and September 26, 2020, depreciation expense of property and equipment was $18.8 million and $16.0 million, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The balance in CIP at October 2, 2021 related primarily to the capitalized implementation costs related to a new enterprise resource planning software system and costs related to equipment and other facility improvements, the underlying assets for which have not been completed or placed into service. The decrease in CIP balance from January 2, 2021 primarily relates to the Company’s European headquarters building in Switzerland being placed into service along with a phase of the new enterprise resource planning software system for certain subsidiaries being placed into service.
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
9. Intangible Assets, net
Intangible assets, net, consist of the following (in thousands):

	October 2, 2021	January 2, 2021
Patents	$30,528	$26,875
Acquired technologies	28,567	29,039
Customer relationships	24,636	24,666
Trademarks	12,080	11,708
Licenses	8,108	5,108
Licenses-related party	7,500	7,500
Other	6,257	5,693
Total intangible assets	117,676	110,589
Accumulated amortization	(43,587)	(36,666)
Intangible assets, net	$74,089	$73,923
Intangible assets have a weighted-average amortization period of twelve years. Total amortization expense for the three months ended October 2, 2021 and September 26, 2020 was $2.7 million and $1.6 million, respectively. Total amortization expense for the nine months ended October 2, 2021 and September 26, 2020 was $7.6 million and $5.2 million, respectively.
Total renewal costs for patents and trademarks for the three months ended October 2, 2021 and September 26, 2020 were $0.9 million and $0.6 million, respectively. Total renewal costs for patents and trademarks for the nine months ended October 2, 2021 and September 26, 2020 were $1.3 million and $1.2 million, respectively. As of October 2, 2021, the weighted-average number of years until the next renewal was two years for patents and four years for trademarks.
Estimated amortization expense for each of the next fiscal years is as follows (in thousands):

Fiscal year	Amount
2021 (balance of year)	$9,211
2022	8,377
2023	7,964
2024	7,352
2025	6,274
Thereafter	34,911
Total	$74,089

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
10. Goodwill
Changes in goodwill were as follows (in thousands):

Nine Months Ended October 2, 2021
Goodwill, beginning of period	$103,206
Foreign currency translation adjustment	(1,964)
Goodwill, end of period	$101,242
11. Lessee ROU Assets and Lease Liabilities
The Company leases certain facilities in North and South America, Europe, the Middle East and Asia-Pacific regions under operating lease agreements expiring at various dates through January 2032. In addition, the Company leases equipment in the U.S. and Europe, and these leases are classified as operating leases and expire at various dates through August 2026. The majority of these leases are non-cancellable and generally do not contain any material restrictive covenants, material residual value guarantees or other material guarantees. The Company recognizes lease costs under these agreements using a straight-line method based on total lease payments. Certain facility leases contain predetermined price escalations and in some cases renewal options, the longest of which is for five years.
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of October 2, 2021, the weighted-average discount rate used by the Company for all operating leases was approximately 2.6%.
The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows (in thousands):

	Balance sheet classification	October 2, 2021	January 2, 2021
Lessee ROU assets	Other non-current assets	$31,561	$32,324

Lessee current lease liabilities	Other current liabilities	6,147	5,975
Lessee non-current lease liabilities	Other non-current liabilities	27,471	28,373
Total operating lease liabilities		$33,618	$34,348
As of October 2, 2021 and January 2, 2021, accumulated amortization for lessee ROU assets was $13.0 million and $9.2 million, respectively. The weighted-average remaining lease term for the Company’s operating leases was 6.7 years as of October 2, 2021.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of October 2, 2021, estimated future operating lease payments for each of the following fiscal years were as follows (in thousands):

Fiscal year	Amount
2021 (balance of year)	$1,509
2022	7,093
2023	6,649
2024	5,123
2025	3,998
Thereafter(1)	12,317
Total	36,689
Imputed interest	(3,071)
Present value	$33,618
______________
(1)     Includes optional renewal period for certain leases.
During the three months ended October 2, 2021 and September 26, 2020, operating lease costs were approximately $2.1 million and $1.8 million, respectively. During the nine months ended October 2, 2021 and September 26, 2020, operating lease costs were approximately $6.2 million and $5.2 million, respectively.
12. Other Non-Current Assets
Other non-current assets consist of the following (in thousands):

	October 2, 2021	January 2, 2021
Lessee ROU assets, net	$31,561	$32,324
Strategic investments	13,928	8,002
Prepaid deposits and other	4,397	4,316
Total other non-current assets	$49,886	$44,642
13. Deferred Revenue and Other Contract Liabilities, Current
Deferred revenue and other contract liabilities consist of the following (in thousands):

	October 2, 2021	January 2, 2021
Deferred revenue	$34,392	$33,221
Accrued rebates and allowances	11,322	12,127
Accrued customer reimbursements	4,744	3,829
Total deferred revenue and other contract liabilities	50,458	49,177
Less: Non-current portion of deferred revenue	(3,817)	(4,242)
Deferred revenue and other contract liabilities - current	$46,641	$44,935
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Changes in deferred revenue were as follows (in thousands):

Nine Months Ended October 2, 2021
Deferred revenue, beginning of the period	$33,221
Revenue deferred during the period	23,425
Recognition of revenue deferred in prior periods	(22,254)
Deferred revenue, end of the period	$34,392
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
As of October 2, 2021, the Company had approximately $987.3 million of Unrecognized Contract Revenue related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately $272.7 million of this amount as revenue within the next twelve months and the remaining balance thereafter.
The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially.
14. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	October 2, 2021	January 2, 2021
Accrued indirect taxes payable	$12,081	$14,365
Accrued expenses	12,046	6,794
Lessee lease liabilities, current	6,147	5,975
Income tax payable	4,443	5,910
Accrued legal fees	3,947	4,058
Related party payables	3,446	3,655
Accrued warranty	2,944	2,740
Accrued property taxes	1,686	1,682
Accrued donations	1,307	495
Other current liabilities	3,071	4,096
Noncontrolling interest(1)	—	3,469
Total other current liabilities	$51,118	$53,239
______________
(1)During the year ended January 2, 2021, the Company obtained a controlling interest in a provider of advanced hemodynamic monitoring solutions. The noncontrolling interest of the acquiree was recorded within other current liabilities as of January 2, 2021, as the noncontrolling interest shares were mandatorily redeemable. During the first quarter of 2021, the Company acquired the remaining noncontrolling interest. The impact of the noncontrolling interest is immaterial in all periods presented.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
15. Credit Facility
The Company currently maintains a credit facility with various lenders that provides for up to $150.0 million of unsecured borrowings, with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity up to $550.0 million in the future with such lenders and additional lenders, as required. The credit facility also provides for a sublimit of up to $25.0 million for the issuance of letters of credit and a sublimit of $75.0 million for borrowings in specified foreign currencies. All unpaid principal under the credit facility will become due and payable on December 17, 2023. Proceeds from the credit facility are expected to be used for general corporate, capital investment and working capital needs. As of October 2, 2021 and January 2, 2021, the credit facility had no outstanding draws and $2.4 million and $1.7 million of outstanding letters of credit, respectively. The Company was in compliance with all covenants under the credit facility as of October 2, 2021 and January 2, 2021.
For each of the three months ended October 2, 2021 and September 26, 2020, the Company incurred total interest expense of $0.1 million under the credit facility. For each of the nine months ended October 2, 2021 and September 26, 2020, the Company incurred total interest expense of $0.2 million under the credit facility.
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	October 2, 2021	January 2, 2021
Lessee non-current lease liabilities	$27,471	$28,373
Income tax payable, non-current	16,980	19,245
Unrecognized tax benefits	15,352	11,777
Deferred tax liabilities	6,063	6,247
Other	4,511	5,434
Total other non-current liabilities	$70,377	$71,076
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
17. Stock Repurchase Program
In October 2021, the Company’s Board of Directors (Board) approved a stock repurchase program, authorizing the Company to purchase up to 3.0 million shares of its common stock over a period of up to three years (2021 Repurchase Program). The Company expects to fund the 2021 Repurchase Program through its available cash, cash expected to be generated from future operations, the credit facility and other potential sources of capital. The 2021 Repurchase Program can be carried out at the discretion of a committee comprised of the CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions.
In July 2018, the Company’s Board approved a stock repurchase program, authorizing the Company to purchase up to 5.0 million additional shares of its common stock over a period of up to three years (2018 Repurchase Program). During the third quarter of 2021, the 2018 Repurchase Program expired.
The following table provides a summary of the Company’s stock repurchase activities (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Shares repurchased(1)	—	—	547	4
Average cost per share	$—	$—	$235.88	$164.44
Value of shares repurchased	$—	$—	$128,917	$591
______________
(1)     Excludes shares withheld from the shares of its common stock actually issued in connection with the vesting of PSU or RSU awards to satisfy certain U.S. federal and state tax withholding obligations.
18. Stock-Based Compensation
Total stock-based compensation expense for the three months ended October 2, 2021 and September 26, 2020 was $12.6 million and $11.9 million, respectively. Total stock-based compensation expense for the nine months ended October 2, 2021 and September 26, 2020 was $33.5 million and $36.4 million, respectively. As of October 2, 2021, an aggregate of 10.7 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 4.4 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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
(unaudited)
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted-average exercise prices):

	Nine Months Ended October 2, 2021
	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period	3,448	$77.44
Granted	85	250.15
Canceled	(150)	146.62
Exercised	(278)	57.88
Options outstanding, end of period	3,105	$80.55
Options exercisable, end of period	2,255	$55.57
Total stock option expense for the three months ended October 2, 2021 and September 26, 2020 was $3.2 million and $3.8 million, respectively. Total stock option expense for the nine months ended October 2, 2021 and September 26, 2020 was $9.9 million and $11.9 million, respectively. As of October 2, 2021, the Company had $30.7 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted-average period of approximately 2.6 years. The weighted-average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock as of October 2, 2021 was 5.3 years. The weighted-average remaining contractual term of options exercisable, with an exercise price less than the closing price of the Company’s common stock as of October 2, 2021, was 4.4 years.
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted-average grant date fair value amounts):

	Nine Months Ended October 2, 2021
	Units	Weighted-Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,862	$99.66
Granted	89	248.57
Canceled	(17)	199.02
Expired	—	—
Vested	(34)	163.57
RSUs outstanding, end of period	2,900	$102.88
Total RSU expense for the three months ended October 2, 2021 and September 26, 2020 was $2.4 million and $1.5 million, respectively. Total RSU expense for the nine months ended October 2, 2021 and September 26, 2020 was $6.7 million and $4.0 million, respectively. As of October 2, 2021, the Company had $34.7 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 3.6 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted-average grant date fair value amounts):

	Nine Months Ended October 2, 2021
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
During the first quarter of 2021, the Company awarded 68,600 PSUs that will vest three years from the award date, based on the achievement of certain 2024 performance criteria approved by the Board. If earned, the PSUs granted will vest upon achievement of the performance criteria after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 68,600 PSUs, or 137,200 shares. Based on management’s estimate of the number of units expected to vest, total PSU expense for the three months ended October 2, 2021 and September 26, 2020 was $7.0 million and $6.6 million, respectively. Based on management’s estimate of the number of units expected to vest, total PSU expense for the nine months ended October 2, 2021 and September 26, 2020 was $16.9 million and $20.5 million, respectively. As of October 2, 2021, the Company had $41.1 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 1.1 years.
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
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021(1)	September 26, 2020	October 2, 2021	September 26, 2020
Risk-free interest rate	—%	0.2% to 0.3%	0.3% to 0.9%	0.2% to 1.7%
Expected term (in years)	0.0	5.1	5.6	5.1
Estimated volatility	—%	32.7% to 33.6%	30.9% to 34.7%	26.9% to 35.5%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$—	$66.24	$75.72	$50.39
__________________
(1)    No stock options were granted during the three months ended October 2, 2021.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of October 2, 2021 was $589.6 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of October 2, 2021 was $484.5 million. The aggregate intrinsic value of options exercised during the three months ended October 2, 2021 was $35.4 million. The aggregate intrinsic value of options exercised during the nine months ended October 2, 2021 was $56.9 million.
19. Non-operating (loss) income
Non-operating (loss) income consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Interest income	$242	$797	$677	$5,120
Interest expense	(87)	(84)	(259)	(250)
Realized and unrealized foreign currency (losses) gains	(233)	647	(1,153)	1,246
Other	—	(3)	—	(8)
Total	$(78)	$1,357	$(735)	$6,108
20. Income Taxes
The Company has provided for income taxes in fiscal year 2021 interim periods based on the estimated effective income tax rate for the complete fiscal year, as adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended October 2, 2021 and September 26, 2020, the Company recorded discrete tax benefits of approximately $6.4 million and $3.1 million, respectively, related to excess tax benefits realized from stock-based compensation. For the nine months ended October 2, 2021 and September 26, 2020, the Company recorded discrete tax benefits of approximately $12.0 million and $20.2 million, respectively, related to excess tax benefits realized from stock-based compensation.
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
As of October 2, 2021, the liability for income taxes associated with uncertain tax positions was approximately $21.6 million. If fully recognized, approximately $19.6 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
21. Commitments and Contingencies
Employee Retirement Savings Plan
The Company sponsors a qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $0.9 million and $0.8 million to the MRSP for the three months ended October 2, 2021 and September 26, 2020, respectively, all in the form of matching contributions. The Company contributed $2.8 million and $2.4 million to the MRSP for the nine months ended October 2, 2021 and September 26, 2020, respectively, all in the form of matching contributions. In addition, the Company sponsors various defined contribution plans in certain locations outside of the United States, the contributions to which were not material for any period.
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
Additionally, in the event of a Change in Control prior to a Qualifying Termination, Mr. Kiani’s stock options and any other equity awards will vest in accordance with their terms, but in no event later than in two equal installments on each of the one year and two year anniversaries of the Change in Control, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date. As of October 2, 2021, the expense related to the Award Shares and Cash Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement was approximately $292.9 million.
As of October 2, 2021, the Company had severance plan participation agreements with five executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008. Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. The executive officers are also required to give the Company six months’ advance notice of their resignation under certain circumstances.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $155.9 million of purchase commitments as of October 2, 2021 that are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies, and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of October 2, 2021, the Company had approximately $3.4 million in outstanding unsecured bank guarantees.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of October 2, 2021, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash with major financial institutions. As of October 2, 2021, the Company had $652.4 million of bank balances, of which $5.0 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended October 2, 2021 and September 26, 2020, revenue from the sale of the Company’s products to customers that are members of GPOs approximated 55.0% and 48.1% of product revenue, respectively. During the nine months ended October 2, 2021 and September 26, 2020, revenue from the sale of the Company’s products to customers that are members of GPOs approximated 51.8% and 49.6% of product revenue, respectively.
For the three months ended October 2, 2021, the Company had sales through two just-in-time distributors that represented 15.0% and 10.4% of product revenue, respectively. For the three months ended September 26, 2020, the Company had sales through the same two just-in-time distributors that represented 11.0% and 9.3% of product revenue, respectively.
For the nine months ended October 2, 2021, the Company had sales through two just-in-time distributors that represented 14.6% and 10.4% of product revenue, respectively. For the nine months ended September 26, 2020, the Company had sales through the same two just-in-time distributors that represented 11.2% and 10.0% of product revenue, respectively.
As of October 2, 2021 and January 2, 2021, one customer represented 9.4% and 9.1%, respectively, of the Company’s accounts receivable balance. The receivable balance related to such customer is fully secured by a letter of credit.

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
On June 30, 2021, the Company filed a complaint with the U.S. International Trade Commission (ITC) against Apple for infringement of a number of other patents. The Company filed an amended complaint on July 12, 2021. On August 13, 2021, the ITC issued a Notice of Institution of Investigation on the asserted patents. An evidentiary hearing is scheduled for June 6-10, 2022, and the target date for completion of the ITC investigation is January 16, 2023. The Company is seeking an exclusion order and a permanent cease and desist order. Although the Company intends to vigorously pursue all of its legal remedies, there is no guarantee that the Company will be successful in these efforts.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
22. Segment Information and Enterprise Reporting
The Company operates in one segment based upon the Company’s organizational structure and the way in which the Company’s chief operating decision maker, the CEO, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region, for purposes of making operating decisions and assessing financial performance. In addition, the Company’s assets are primarily located in the U.S. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues and long-lived assets.
The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 2, 2021		September 26, 2020		October 2, 2021		September 26, 2020
Geographic area by destination:
United States (U.S.)	$207,060	67.4%	$186,919	67.2%	$613,197	67.3%	$571,158	67.3%
Europe, Middle East and Africa	56,223	18.3	54,257	19.5	177,053	19.4	176,781	20.8
Asia and Australia	34,878	11.3	27,583	9.9	94,134	10.3	73,155	8.6
North and South America (excluding the U.S.)	9,252	3.0	9,353	3.4	27,190	3.0	27,596	3.3
Product revenue	$307,413	100.0%	$278,112	100.0%	$911,574	100.0%	$848,690	100.0%
The Company’s consolidated long-lived assets (tangible non-current assets) by geographic area are (in thousands, except percentages):

	October 2, 2021		January 2, 2021
Long-lived assets by geographic area:
United States	$239,435	86.6%	$238,094	86.9%
International	36,980	13.4	35,755	13.1
Total long-lived assets	$276,415	100.0%	$273,849	100.0%

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
In July 2021, we announced the release of the MX-7™ board, our latest and most advanced rainbow SET® board. Designed for integration into the more than 200 multi-parameter monitors available from our more than 90 OEM partners, MX-7™ has the ability to support all 13 of Masimo’s SET® pulse oximetry and rainbow® Pulse CO-Oximetry measurements in an advanced module re-engineered to reduce power needs.
In August 2021, we announced the launch of Masimo SafetyNet Alert™, an arterial blood oxygen saturation monitoring and alert system designed for use at home. Masimo SafetyNet Alert™ features a Masimo SET® fingertip pulse oximetry sensor that communicates wirelessly to an accompanying Home Medical Hub and smartphone app. The system provides escalating visual and audible alerts that are designed to alert the patient, or anyone nearby, to help prompt action if oxygen levels continue to decline and designated emergency contacts are also notified via text message. Masimo SafetyNet Alert™ has received the CE Mark in Europe.
In September 2021, we announced the launch of the single-patient-use rainbow® SuperSensor™, compatible for use with both Masimo monitors and third-party monitors with Masimo rainbow® technology inside. The rainbow® SuperSensor™ uses 12 LEDs to simultaneously offer 12 noninvasive, continuous Masimo SET® and rainbow® parameters, providing a comprehensive and convenient fingertip solution for assessing patient status. The rainbow® SuperSensor™ has received the CE Mark in Europe.

COVID-19 Pandemic
The COVID-19 pandemic has created significant uncertainty in the U.S. and around the globe, resulting in both challenges and opportunities for our business. We are committed to being as transparent as possible with our investors, employees, customers, suppliers and business partners as we collectively work to respond to this crisis. In response to this situation, we implemented a number of precautionary measures at our facilities, including: requiring certain personnel to work remotely from home and enacting social distancing, requiring face masks and mandatory screening for symptoms associated with COVID-19 for critical personnel that are required to report to our facilities to work. We also introduced new products, such as Masimo SafetyNet™ and Masimo SafetyNet-OPEN™ to help combat the COVID-19 pandemic and made pledges to various charitable organizations to support global COVID-19 relief efforts. We currently believe that our existing liquidity position will be sufficient to fund these ongoing initiatives and our response efforts.
Given the continuing uncertainties related to the COVID-19 pandemic, we cannot predict how it will continue to affect our product demand or our product mix. In addition, the increase in demand we have experienced due to the COVID-19 pandemic could result in potential reductions in future demand if our customers have over purchased our products and need to consume their excess inventory before purchasing additional products. Furthermore, we continue to be exposed to potential disruptions to our manufacturing operations and disruptions in the supply of critical manufacturing components and in our workforce as circumstances surrounding the global impact of the COVID-19 pandemic continue to change. In addition, given the recent presidential executive order mandating federal contractors and subcontractors to be fully vaccinated against COVID-19 by November 22, 2021, we expect that our employees will be required to be vaccinated per the federal mandate, and current employees and candidates seeking employment with Masimo may be opposed to being vaccinated and may risk possible termination or may seek employment with an employer that is not required to follow the federal mandate. Please see “Risks Related to Our Revenues” and “Risks Related to our Business and Operations” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information on potential negative impacts to us resulting from the COVID-19 pandemic.
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

	Three Months Ended				Nine Months Ended
	October 2, 2021	Percentage of Revenue	September 26, 2020	Percentage of Revenue	October 2, 2021	Percentage of Revenue	September 26, 2020	Percentage of Revenue
Product revenue	$307,414	100.0%	$278,112	100.0%	$911,575	100.0%	$848,690	100.0%
Cost of goods sold	103,750	33.7	99,186	35.7	318,124	34.9	292,551	34.5
Gross profit	203,664	66.3	178,926	64.3	593,451	65.1	556,139	65.5
Operating expenses:
Selling, general and administrative	100,647	32.7	90,376	32.5	291,180	31.9	278,714	32.8
Research and development	35,406	11.5	28,852	10.4	103,860	11.4	86,971	10.2
Litigation awards	—	—	—	—	—	—	(474)	(0.1)
Total operating expenses	136,053	44.3	119,228	42.9	395,040	43.2	365,211	43.0
Operating income	67,611	22.0	59,698	21.5	198,411	21.8	190,928	22.5
Non-operating (loss) income	(78)	—	1,357	0.5	(735)	(0.1)	6,108	0.7
Income before provision for income taxes	67,533	21.9	61,055	22.0	197,676	21.7	197,036	23.2
Provision for income taxes	9,762	3.2	11,650	4.2	36,287	4.0	27,403	3.2
Net income	$57,771	18.7%	$49,405	17.8%	$161,389	17.6%	$169,633	20.0%

Comparison of the Three Months ended October 2, 2021 to the Three Months ended September 26, 2020
Revenue. Product revenue increased $29.3 million, or 10.5%, to $307.4 million for the three months ended October 2, 2021 from $278.1 million for the three months ended September 26, 2020. The following table details our product revenues by the geographic area to which the products were shipped for each of the three months ended October 2, 2021 and September 26, 2020 (dollars in thousands):

	Three Months Ended
	October 2, 2021		September 26, 2020		Increase/ (Decrease)	Percentage Change
United States (U.S.)	$207,060	67.4%	$186,919	67.2%	$20,141	10.8%
Europe, Middle East and Africa	56,223	18.3	54,257	19.5	1,966	3.6
Asia and Australia	34,878	11.3	27,583	9.9	7,295	26.4
North and South America (excluding the U.S.)	9,252	3.0	9,353	3.4	(101)	(1.1)
Product revenue	$307,413	100.0%	$278,112	100.0%	$29,301	10.5%
This increase was primarily due to higher revenue from consumables, parameters and services, as well as the impact of approximately $1.3 million of favorable foreign exchange rate movements from the prior year that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. During the three months ended October 2, 2021, we shipped approximately 74,600 noninvasive technology boards and instruments.
Product revenue generated through our direct and distribution sales channels increased $56.5 million, or 25.7%, to $275.7 million for the three months ended October 2, 2021, compared to $219.3 million for the three months ended September 26, 2020. Revenues from our OEM channel decreased $27.2 million, or 46.1%, to $31.7 million for the three months ended October 2, 2021 as compared to $58.8 million for the three months ended September 26, 2020.

Gross Profit. Gross profit consists of product revenue less cost of goods sold. Our gross profit for the three months ended October 2, 2021 and September 26, 2020 was as follows (dollars in thousands):

Gross Profit
Three Months Ended October 2, 2021	Percentage of Net Revenues	Three Months Ended September 26, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$203,664	66.3%	$178,926	64.3%	$24,738	13.8%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $4.6 million for the three months ended October 2, 2021, compared to the three months ended September 26, 2020, primarily due to higher material, manufacturing and distribution costs associated with the increase in product sales.
Gross profit increased to 66.3% for the three months ended October 2, 2021, compared to 64.3% for the three months ended September 26, 2020, primarily due to an increase in product sales and favorable revenue mix.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended October 2, 2021 and September 26, 2020 were as follows (dollars in thousands):

Selling, General and Administrative
Three Months Ended October 2, 2021	Percentage of Net Revenues	Three Months Ended September 26, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$100,647	32.7%	$90,376	32.5%	$10,271	11.4%
Selling, general and administrative expenses increased $10.3 million, or 11.4%, for the three months ended October 2, 2021, compared to the three months ended September 26, 2020. This increase was primarily attributable to higher compensation and other employee-related costs of approximately $11.0 million, higher legal and professional fees of $4.2 million, higher occupancy and other office-related costs of approximately $1.5 million and higher travel costs of approximately $1.4 million, which were partially offset by lower advertising and marketing-related costs of approximately $8.5 million.
Research and Development. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended October 2, 2021 and September 26, 2020 were as follows (dollars in thousands):

Research and Development
Three Months Ended October 2, 2021	Percentage of Net Revenues	Three Months Ended September 26, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$35,406	11.5%	$28,852	10.4%	$6,554	22.7%
Research and development expenses increased $6.6 million, or 22.7%, for the three months ended October 2, 2021, compared to the three months ended September 26, 2020, primarily due to higher compensation and employee-related costs of approximately $4.6 million and higher engineering project costs of approximately $2.0 million.
Non-operating (Loss) Income. Non-operating (loss) income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating (loss) income for the three months ended October 2, 2021 and September 26, 2020 was as follows (dollars in thousands):

Non-operating (Loss) Income
Three Months Ended October 2, 2021	Percentage of Net Revenues	Three Months Ended September 26, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(78)	—%	$1,357	0.5%	$(1,435)	(105.7)%

Non-operating (loss) income was less than $0.1 million for the three months ended October 2, 2021, as compared to $1.4 million of non-operating income for the three months ended September 26, 2020. This decrease of approximately $1.4 million was primarily due to lower interest yields realized on our invested cash.
Provision for Income Taxes. Our provision for income taxes for the three months ended October 2, 2021 and September 26, 2020 was as follows (dollars in thousands):

Provision for Income Taxes
Three Months Ended October 2, 2021	Percentage of Net Revenues	Three Months Ended September 26, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$9,762	3.2%	$11,650	4.2%	$(1,888)	(16.2)%
For the three months ended October 2, 2021, we recorded a provision for income taxes of approximately $9.8 million, or an effective tax provision rate of 14.5%, as compared to a provision for income taxes of approximately $11.7 million, or an effective tax provision rate of 19.1%, for the three months ended September 26, 2020. The decrease in our effective tax rate for the three months ended October 2, 2021 resulted primarily from an increase in the amount of excess tax benefits realized from stock-based compensation of approximately $3.3 million compared to the three months ended September 26, 2020.
Comparison of the Nine Months ended October 2, 2021 to the Nine Months ended September 26, 2020
Revenue. Product revenue increased $62.9 million, or 7.4%, to $911.6 million for the nine months ended October 2, 2021 from $848.7 million for the nine months ended September 26, 2020. The following table details our product revenues by the geographic area to which the products were shipped for each of the nine months ended October 2, 2021 and September 26, 2020 (dollars in thousands):

	Nine Months Ended
	October 2, 2021		September 26, 2020		Increase/ (Decrease)	Percentage Change
United States (U.S.)	$613,197	67.3%	$571,158	67.3%	$42,039	7.4%
Europe, Middle East and Africa	177,053	19.4	176,781	20.8	272	0.2
Asia and Australia	94,134	10.3	73,155	8.6	20,979	28.7
North and South America (excluding the U.S.)	27,190	3.0	27,596	3.3	(406)	(1.5)
Product revenue	$911,574	100.0%	$848,690	100.0%	$62,884	7.4%
This increase was primarily due to higher revenue from consumables, services and parameters, as well as the impact of approximately $9.5 million of favorable foreign exchange rate movements from the prior year period that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. During the nine months ended October 2, 2021, we shipped approximately 213,100 noninvasive technology boards and instruments.
Product revenue generated through our direct and distribution sales channels increased $112.4 million, or 16.1%, to $810.4 million for the nine months ended October 2, 2021, compared to $698.0 million for the nine months ended September 26, 2020. Revenues from our OEM channel decreased $49.5 million, or 32.8%, to $101.2 million for the nine months ended October 2, 2021 as compared to $150.7 million for the nine months ended September 26, 2020.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the nine months ended October 2, 2021 and September 26, 2020 was as follows (dollars in thousands):

Gross Profit
Nine Months Ended October 2, 2021	Percentage of Net Revenues	Nine Months Ended September 26, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$593,451	65.1%	$556,139	65.5%	$37,312	6.7%
Cost of goods sold increased $25.6 million for the nine months ended October 2, 2021 compared to the nine months ended September 26, 2020, primarily due to higher material, manufacturing and distribution costs associated with the increase in product sales.
Gross profit decreased to 65.1% for the nine months ended October 2, 2021 compared to 65.5% for the nine months ended September 26, 2020, primarily due to costs associated with an elevated level of customer installations and higher material, manufacturing and distribution costs, offset by favorable revenue mix.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended October 2, 2021 and September 26, 2020 were as follows (dollars in thousands):

Selling, General and Administrative
Nine Months Ended October 2, 2021	Percentage of Net Revenues	Nine Months Ended September 26, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$291,180	31.9%	$278,714	32.8%	$12,466	4.5%
Selling, general and administrative expenses increased $12.5 million, or 4.5%, for the nine months ended October 2, 2021 compared to the nine months ended September 26, 2020. This increase was primarily due to higher compensation and other employee-related costs of approximately $14.8 million, higher legal and professional fees of approximately $12.8 million, higher occupancy and other office-related costs of approximately $4.4 million and higher travel-related costs of approximately $0.5 million, which were partially offset by lower advertising and marketing-related costs of approximately $18.4 million and lower charitable contributions of approximately $3.1 million.
Research and Development. Research and development expenses for the nine months ended October 2, 2021 and September 26, 2020 were as follows (dollars in thousands):

Research and Development
Nine Months Ended October 2, 2021	Percentage of Net Revenues	Nine Months Ended September 26, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$103,860	11.4%	$86,971	10.2%	$16,889	19.4%
Research and development expenses increased $16.9 million, or 19.4%, for the nine months ended October 2, 2021 compared to the nine months ended September 26, 2020, primarily due to higher compensation-related costs of approximately $11.6 million and higher engineering project costs of approximately $5.7 million, which were partially offset by lower professional service fees of $1.0 million.
Non-operating (Loss) Income. Non-operating (loss) income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating (loss) income for the nine months ended October 2, 2021 and September 26, 2020 was as follows (dollars in thousands):

Non-operating (Loss) Income
Nine Months Ended October 2, 2021	Percentage of Net Revenues	Nine Months Ended September 26, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(735)	(0.1)%	$6,108	0.7%	$(6,843)	(112.0)%
Non-operating (loss) income decreased by $6.8 million for the nine months ended October 2, 2021 compared to the nine months ended September 26, 2020, primarily due to lower interest yields realized on our invested cash of approximately $4.5 million and a decrease in net realized and unrealized gains on foreign currency denominated transactions of approximately $2.4 million.
Provision for Income Taxes. Our provision for income taxes for the nine months ended October 2, 2021 and September 26, 2020 was as follows (dollars in thousands):

Provision for Income Taxes
Nine Months Ended October 2, 2021	Percentage of Net Revenues	Nine Months Ended September 26, 2020	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$36,287	4.0%	$27,403	3.2%	$8,884	32.4%
For the nine months ended October 2, 2021, we recorded a provision for income taxes of approximately $36.3 million, or an effective tax rate of 18.4%, as compared to a provision for income taxes of approximately $27.4 million, or an effective tax rate of 13.9%, for the nine months ended September 26, 2020. The increase in our tax rate for the nine months ended October 2, 2021 resulted primarily from a decrease in the amount of excess tax benefits realized from stock-based compensation of approximately $8.2 million as compared to the nine months ended September 26, 2020.

Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, future funds expected to be generated from operations and available borrowing capacity under our credit facility. As of October 2, 2021, we had approximately $909.5 million in working capital, of which approximately $652.4 million was in cash and cash equivalents. In addition to net working capital, we had approximately $147.6 million of available borrowing capacity (net of outstanding letters of credit) under our credit facility.
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of October 2, 2021, we had cash totaling $91.8 million held outside of the U.S., of which approximately $50.3 million was accessible without additional tax cost and approximately $41.5 million was accessible at an incremental estimated tax cost of up to $0.4 million. We currently have sufficient funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our global operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
Cash Flows
The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	October 2, 2021	September 26, 2020
Net cash provided by (used in):
Operating activities	$167,151	$146,545
Investing activities	(31,465)	(80,840)
Financing activities	(126,666)	38,954
Effect of foreign currency exchange rates on cash	(89)	(294)
Increase in cash, cash equivalents and restricted cash	$8,931	$104,365
Operating Activities. Cash provided by operating activities was approximately $167.2 million for the nine months ended October 2, 2021, generated primarily from net income from operations of $161.4 million. Non-cash activity included stock-based compensation of $33.5 million and depreciation and amortization of $26.4 million. An additional source of cash included a decrease in other inventories and other current assets and an increase in deferred revenue and other contract-related liabilities and other non-current liabilities of $12.3 million, $4.4 million, $1.4 million and $0.6 million, respectively. These sources of cash were partially offset by other changes in operating assets and liabilities, including a decrease in accounts payable, accrued liabilities, income taxes payable and accrued compensation of approximately $4.3 million, $4.0 million, $1.5 million and $1.3 million, respectively, primarily due to the timing of payments; an increase in accounts receivable of approximately $51.0 million, primarily due to the timing of cash receipts; an increase in lease receivable of approximately $9.3 million and an increase in deferred costs and other contract assets of approximately $2.6 million.
For the nine months ended September 26, 2020, cash provided by operating activities was approximately $146.5 million, generated primarily from net income from operations of $169.6 million. Non-cash activity included stock-based compensation of $36.4 million and depreciation and amortization of $21.2 million. Additional sources of cash included an increase in accounts payable, deferred revenue and other contract-related liabilities, accrued liabilities and accrued compensation of $31.8 million, $10.0 million, $4.7 million and $3.7 million, respectively. These sources of cash were partially offset by other changes in operating assets and liabilities, including a decrease in income tax payable of approximately $2.8 million, an increase in inventory of approximately $86.8 million, an increase in other current assets of approximately $23.5 million, an increase in accounts receivable of approximately $9.5 million, primarily due to the timing of cash receipts and an increase in lease receivable of approximately $6.3 million.
Investing Activities. Cash used in investing activities for the nine months ended October 2, 2021 was approximately $31.5 million, consisting primarily of approximately $20.7 million for purchases of property and equipment, approximately $8.2 million of capitalized intangible asset costs related primarily to patent and trademark costs and license fees and approximately $2.6 million for strategic investments.

For the nine months ended September 26, 2020, cash used in investing activities was approximately $80.8 million, consisting primarily of approximately $78.3 million for business combinations, $60.0 million for purchases of property and equipment, $6.8 million for strategic investments and $5.8 million of capitalized intangible asset costs related primarily to patent and trademark costs, which were partially offset by cash provided by maturities of short-term investments of approximately $70.0 million.
Financing Activities. Cash used in financing activities for the nine months ended October 2, 2021 was approximately $126.7 million, consisting primarily of repurchases of our common stock of approximately $128.9 million and withholding of shares for employee payroll taxes for vested equity awards of approximately $16.7 million, which were partially offset by the proceeds from the issuance of common stock related to employee equity awards of approximately $19.0 million.
For the nine months ended September 26, 2020, cash provided by financing activities was approximately $39.0 million, consisting primarily of proceeds from the issuance of common stock related to employee equity awards of approximately $41.0 million, which was partially offset by the withholding of shares for employee payroll taxes for vested equity awards of approximately $1.4 million and repurchases of our common stock of approximately $0.6 million.
Capital Resources and Prospective Capital Requirements
We expect to fund our future operating, investing and financing activities through our available cash, future cash from operations, our credit facility and other potential sources of capital. In addition to funding our working capital requirements, we anticipate additional capital expenditures primarily related to investments in infrastructure growth. Possible additional uses of cash may include acquisitions of and/or strategic investments in technologies or technology companies, investments in property and repurchases of common stock under our authorized stock repurchase program. However, any repurchases of common stock will be subject to numerous factors, including the availability of our common stock, general market conditions, the trading price of our common stock, availability of capital, alternative uses for capital and our financial performance. In addition, the amount and timing of our actual investing activities will vary significantly depending on numerous factors, including the timing and amount of capital expenditures, costs of product development efforts, our timetable for infrastructure expansion, any stock repurchase activity and costs related to our domestic and international regulatory requirements. Despite these investment requirements and potential expenditures, we anticipate that our existing cash and cash equivalents and amounts available under our credit facility will be sufficient to meet our working capital requirements, capital expenditures and other operational funding needs for at least the next 12 months. For additional information related to our credit facility, please see Note 15 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. As of October 2, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
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

There have been no material changes to any of our critical accounting policies during the nine months ended October 2, 2021. For a description of these critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, which was filed with the SEC on February 23, 2021.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. As of October 2, 2021, the carrying value of our cash equivalents approximated fair value. We currently do not have any significant risks associated with interest rates fluctuations related to interest expense. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Therefore, declines in interest rates over time will reduce our interest income while increases in interest rates will increase our interest income. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments and interest income by approximately $0.1 million for each $10.0 million in interest-bearing investments.
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
Our foreign currency exchange rate exposures are primarily with the Canadian Dollar, Euro, Japanese Yen, Swedish Krona, the British Pound, Mexican Peso, Turkish Lira and Australian Dollar. Foreign currency exchange rates may experience significant volatility from one period to the next. Specifically, during the nine months ended October 2, 2021, we estimate fluctuations in the exchange rates between the U.S. Dollar and other foreign currencies, including the Euro, the Australian Dollar, the Canadian Dollar, the British Pound and the South Korean Won, favorably impacted our revenues by $9.5 million.

We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of October 2, 2021 would have resulted in an estimated reduction of $13.0 million in reported pre-tax income for the nine months ended October 2, 2021. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. During the three months ended October 2, 2021, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Some of the world’s largest technology companies that have not historically operated in the healthcare or medical device space, such as Alphabet Inc., Apple Inc., Samsung Electronics Co., Ltd. and others, have developed or may develop products and technologies that may compete with our current or future products and technologies. For example, in September 2020, Apple, Inc. announced that its Apple Watch Series 6 includes a pulse oximetry monitoring feature, which may compete with certain of our existing products and products in development, including the consumer versions of our iSpO2® and MightySat® pulse oximeters. In addition, in September 2021, Apple, Inc. announced that its Apple Watch Series 7 includes a blood oxygen level monitoring feature and a sleep tracking function, both of which compete with our existing products. These companies have substantially greater capital, research and development, and sales resources than we have. If we are unable to successfully compete against them, our financial performance could decline.

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
We have a concentration of OEM, distributor and direct customers. For example, sales to two just-in-time distributors each represented 10% or more of our product sales for the fiscal quarter ended October 2, 2021. We cannot provide any assurances that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results.
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
In addition, we have expended a significant amount of time and expense investigating issues caused by counterfeit and reprocessed sensors, troubleshooting problems stemming from such sensors, educating customers about why counterfeit and reprocessed sensors do not perform to their expectations, enforcing our proprietary rights against the counterfeit manufacturers and reprocessors, and enforcing our contractual rights.
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
Although the pace of the COVID-19 pandemic has recently slowed in the U.S. and certain other jurisdictions where we operate, our business operations could be further delayed or interrupted in countries that are still experiencing high levels of infections. Further, any resurgence in infections in the U.S. or other countries where government restrictions have been fully or partially lifted could result in a re-imposition of such restrictions, causing renewed disruptions to our business. In the event that government and health authorities announce new or extend existing restrictions or vaccine or testing mandates, we may be required to make further adjustments to our operations in order to comply with any such restrictions. For example, on September 9, 2021, the President of the United States issued Executive Order (EO) 14042, requiring that employees of federal contractors and subcontractors be fully vaccinated against COVID-19. Masimo is a federal contractor and therefore we are required to mandate COVID-19 vaccines for our employees. The President of the United States also directed the Federal Occupational Safety and Health Administration (Fed-OSHA) to issue Emergency Temporary Standards (ETS) that will direct large employers (those with 100+ employees) to mandate COVID-19 vaccinations for their employees. Fed-OSHA has not yet issued the ETS, so we are not yet able to determine what the ETS will require or how they might affect our business and operations. Though it is difficult to predict the impact of the EO mandate, we may experience workforce constraints due to shortages of vaccinated personnel, strains on the labor market, limitations on hiring new employees and, difficulty retaining and securing employees who are vaccinated, all of which could negatively affect our business and operations.
Furthermore, global supply chains and the timely availability of raw materials, component parts and products may be materially disrupted by the COVID-19 pandemic and measures taken to combat COVID-19, such as quarantines, government mandates surrounding vaccinations, factory slowdowns or shutdowns, border closings and travel restrictions. In addition, our suppliers have experienced, and may continue to experience, difficulties in delivering raw materials, components and products to us as transportation networks and distribution facilities have been disrupted, resulting in delays at ports of arrival. Furthermore, the availability of shipping containers has decreased and there have been global changes in the types of goods being shipped, all of which have resulted in increased shipping costs, which may affect the availability of raw materials, component parts and products to meet our sales demand. For example, we utilize semiconductor chips in certain products that we manufacture. Semiconductor chips have been recently subject to an ongoing global supply shortage and our ability to source semiconductor chips or the components that use semiconductor chips may be adversely affected in the future. Component delivery lead times have increased and are expected to continue to increase, which may cause delays in our production of products and increase the cost to obtain semiconductor chips and components that use semiconductor chips. If this semiconductor chip shortage or shortages of other component parts continues, we may experience delays, production interruptions, increased costs and an inability to fulfill engineering design changes or customer demand, each of which could adversely affect our business and financial performance.
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
At the outset of the COVID-19 pandemic, we implemented telework policies wherever possible for appropriate categories of employees in response to various stay at home/shelter in place orders (Stay at Home Orders) implemented by state and local governments. In response to the lifting or partial lifting of the Stay at Home Orders, we have reopened our facilities to both “nonessential” and “essential” employees. We have implemented a number of safety measures for our facilities, including social distancing, face covering, temperature checking and increased sanitation standards. We are following guidance from the Center for Disease Control and the Occupational Safety and Health Administration regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure, based on the direct threat that such exposure may present to our workforce. While we have developed and implemented, and continue to develop and implement, health and safety guidelines in an effort to try to mitigate the negative impact of COVID-19, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that our employees will not otherwise be exposed to COVID-19 outside of our workplace. If a number of our employees become ill, incapacitated or are otherwise unable to continue working during the current or any future pandemic or epidemic, our operations may be adversely impacted.
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
As of October 2, 2021, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 9.1% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies in their roles as stockholders. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests.
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
There has been and could continue to be significant volatility in the market price and trading volume of our equity securities. For example, our closing stock price ranged from $208.49 to $285.24 per share from January 3, 2021 to October 2, 2021. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors, including the COVID-19 pandemic. In addition to the other risk factors previously discussed in this Quarterly Report on Form 10-Q, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:

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
As of October 2, 2021, approximately 10.7 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 3.1 million shares were subject to options outstanding at such date at a weighted-average exercise price of $80.55 per share, approximately 2.9 million shares were subject to outstanding RSUs, approximately 0.3 million shares were subject to outstanding PSUs and approximately 4.4 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 36 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution.
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
Any repurchase of our common stock under the stock repurchase plan authorized by our Board in October 2021 (2021 Repurchase Program) will be at the discretion of a committee comprised of our CEO and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. For additional information related to our 2021 Repurchase Program, please see Note 17 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our Board may modify or amend the 2021 Repurchase Program, or adopt a new stock repurchase program, at any time at its discretion without stockholder approval.

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
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of October 2, 2021 and January 2, 2021, (ii) Condensed Consolidated Statements of Income for the three and nine months ended October 2, 2021 and September 26, 2020, respectively, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 2, 2021 and September 26, 2020, respectively, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2021 and September 26, 2020, respectively, and (v) Notes to Condensed Consolidated Financial Statements.
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

MASIMO CORPORATION

Date: October 26, 2021	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: October 26, 2021	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer