Form 10-K
period 2022-01-01
MASIMO CORP
filed 2022-02-16
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number 001-33642
________________________________________________
MASIMO CORPORATION
(Exact name of registrant as specified in its charter)
_________________________________________________________

DE					33-0368882
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification Number)
52 Discovery	Irvine,	CA			92618
(Address of principal executive offices)					(Zip Code)
			(949)	297-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class:			Trading symbol:		Name of each exchange on which registered:
Common Stock, par value $0.001			MASI		The Nasdaq Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act:			None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.						☒	Yes	☐	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.						☐	Yes	☒	No
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
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 3, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Global Select Market, was approximately $10.9 billion. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. At January 29, 2022, the registrant had 55,364,690 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the registrant’s proxy statement for the registrant’s 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report on Form 10-K.

MASIMO CORPORATION
FISCAL YEAR 2021 FORM 10-K ANNUAL REPORT

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
PART I
ITEM 1.     BUSINESS
Overview
We are a global medical technology company that develops, manufactures and markets a variety of noninvasive monitoring technologies and hospital automation™ solutions. Our mission is to improve patient outcomes and reduce the cost of patient care. Our patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software and/or cables. We provide our products to hospitals, emergency medical service (EMS) providers, home care providers, long-term care facilities, physician offices, veterinarians and consumers through our direct sales force, distributors and original equipment manufacturers (OEM) partners. We were incorporated in California in May 1989 and reincorporated in Delaware in May 1996.
Our core business is Measure-through Motion and Low Perfusion™ pulse oximetry, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry. Our product offerings have expanded significantly over the years to also include noninvasive monitoring of blood constituents with an optical signature, optical regional oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring, exhaled gas monitoring, nasal high flow ventilation, minimally invasive neuromodulation technology for pain and addiction reduction, hospital automation™ and connectivity solutions and home wellness and monitoring.
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
The performance of Masimo SET® pulse oximetry has been evaluated in more than 100 independent studies and thousands of clinical evaluations. We believe that Masimo SET® is trusted by clinicians to safely monitor in excess of approximately 200 million patients each year and has been chosen as the primary pulse oximeter technology used by nine of the top ten hospitals according to the 2021-2022 U.S. News & World Report Best Hospitals Honor Roll. Compared to conventional pulse oximeters, during patient motion and low perfusion, Masimo SET® provides measurements when other pulse oximeters cannot, significantly reduces false alarms (improved specificity), and accurately detects true alarms (improved sensitivity). Clinical studies have shown that the use of Masimo SET® pulse oximetry, in conjunction with modified clinical protocols, has helped clinicians reduce ROP in neonates and improve screening for newborns with critical congenital heart disease (CCHD). Clinical studies have also shown a reduction in rapid response activations and ICU transfers when Masimo SET® is used to continuously monitor patients on general wards. Additionally, researchers have found that the use of Masimo SET® is associated with reduced ventilator weaning time and arterial blood gas measurements in the ICU.
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
Products with our MX circuit board contain our Masimo SET® pulse oximetry technology as well as circuitry to support rainbow® measurements. At the time of purchase, or at any time in the future, our customers and our OEMs’ customers have the option of purchasing additional rainbow® software measurements, which allow such customers to incrementally expand their patient monitoring systems with a cost-effective solution. To date, over forty companies have released rainbow SET® equipped products or announced rainbow® integration plans.
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
PVi®
PVi® is a measure of the dynamic changes in the Perfusion Index (Pi) that occur during the respiratory cycle. The calculation is accomplished by measuring changes in Pi over a time interval where one or more complete respiratory cycles have occurred. PVi® is displayed as a percentage. The lower the number, the less variability there is in Pi over a respiratory cycle. PVi® may show changes that reflect physiologic factors such as vascular tone, circulating blood volume and intrathoracic pressure excursions. When used with other clinical variables, PVi® may help clinicians assess fluid responsiveness in surgical and intensive care patients who are mechanically ventilated and help determine other treatment options. PVi® has received FDA 510(k) clearance as a continuous, noninvasive, dynamic indicator of fluid responsiveness in select populations of mechanically ventilated adult patients.
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
RRp®
Respiration rate is defined as the number of breaths per minute. Changes in respiration rate provide an early warning sign of deterioration in patient condition. A low respiration rate is indicative of respiratory depression and high respiration rate is indicative of patient distress. Current methods of monitoring respiration rate include end tidal carbon dioxide (EtCO2) monitoring, which requires a nasal cannula be inserted in the patient’s nose or a mask to be worn, and therefore has low patient compliance; and impedance monitoring, which is considered unreliable and requires the placement of ECG electrodes on the chest. RRp® allows clinicians to noninvasively and continuously measure and monitor respiration rate using a standard Masimo SET® pulse oximetry sensor or rainbow® Pulse CO-Oximetry sensor. RRp® is determined by the variations in the plethysmograph waveform due to respiration, although the measurement is not possible in all patients or conditions and may not immediately indicate changes in respiration rate. RRp® has received the CE Mark, as well as FDA 510(k) clearance when used in healthcare settings with the MightySat® Rx fingertip SET® pulse oximeter. RRp® is also available in the U.S. for use by consumers for general health and wellness purposes as part of our MightySat® fingertip pulse oximeter. RRp® has received FDA 510(k) clearance for continuous RRp® monitoring of adult and pediatric patients with Rad-97®, Radical-7® and Radius-7® Pulse Co-Oximeters®. With this clearance, both continuous and spot-check RRp® are now available in the U.S. and supported in a variety of pulse oximetry sensors and configurations, including a non-cabled, tetherless, wearable Radius PPG™.

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
O3® Organ Oximetry
O3® organ or Regional Oximetry, also known as tissue or cerebral oximetry, uses near-infrared spectroscopy (NIRS) to provide continuous measurement of tissue oxygen saturation (rSO2) to help detect regional hypoxemia, or oxygen deficits in specific tissues such as the brain, that pulse oximetry alone cannot detect under certain conditions. In addition, O3® sensors, in conjunction with our Root® monitor, can automate the differential analysis of regional to central oxygen saturation derived from SET® pulse oximeters. O3® monitoring involves applying O3® Regional Oximetry sensors to the forehead and connecting the O3® MOC-9® module to a Root® monitor through one of its three MOC-9® ports. O3® Regional Oximetry has received the CE Mark and FDA 510(k) clearance for use in adult and pediatric patients, including use of O3® in infant and neonatal patients, as well as expanded use in monitoring somatic tissue oxygenation saturation in all patient populations and monitoring relative changes in hemoglobin, oxyhemoglobin and deoxyhemoglobin in adult brains.
Advanced Hemodynamic Monitoring Solutions
In January 2021, we acquired LiDCO Group, PLC, which specializes in advanced hemodynamic monitoring solutions. With the completion of this acquisition, we will be able to provide clinicians with access to patients’ cardiac output (CO), stroke volume (SV), systemic vascular resistance (SVR), oxygen delivery (DO2), stroke volume variation (SVV) and pulse pressure variation (PPV), which are used to assess preload and afterload, to help determine the current state of a patient’s hemodynamic stability and whether any interventions are needed to optimize the delivery of oxygen to the tissues. Hemodynamic monitoring solutions are also used to monitor the response to therapies such as vasopressors, inotropes and fluids.
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
Nasal High-Flow Ventilation
The Masimo softFlow™ technology provides respiratory support by generating a precisely regulated, stable and high flow of room air or a mix of room air and oxygen through the nose of the patient by means of thin nasal prongs. Controlled oxygen supply ensures oxygenation while, at the same time, the respiratory airways are humidified. A stable air flow is essential for treating hypoxemic and hypercapnic respiratory failure. Together with the softflow™ nasal applicator, the softflow™ generator provides a constant air flow and in doing so, it is completely independent of external pneumatic systems. Due to this, the Masimo softFlow™ technology is able to treat respiratory insufficiency and allows therapy at home in a manner that is as reliable and efficient as in the hospital.
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
Coronavirus-2019 (COVID-19) Response and Telehealth Solutions
Masimo SafetyNet™
In an effort to help clinicians and public health officials combat the COVID-19 pandemic, we developed the Masimo SafetyNet™ solution. The Masimo SafetyNet™ solution provides continuous tetherless pulse oximetry and respiration rate monitoring coupled with a patient surveillance platform. Masimo SafetyNet™ solution is available worldwide. In partnership with Samsung Electronics America (Samsung), the Masimo SafetyNet™ Patient App is available on select Samsung smartphones, pre-installed and pre-configured.
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

Recent Developments
On February 15, 2022, we announced our entry into a definitive merger agreement to acquire Viper Holdings Corporation, which owns Sound United (“Sound United”), a consumer technology company that owns a portfolio of premium brands, including Bowers & Wilkins, Denon, Polk Audio and Marantz. Pursuant to the merger agreement, we will pay approximately $1.025 billion, subject to adjustments, for the acquisition. The transaction is subject to customary closing conditions and is expected to close in the middle of 2022.
Our Strategy
Our mission is to develop technologies that improve patient outcomes and reduce the cost of patient care. We intend to continue to grow our impact on patient care by not only providing patient-centered solutions to healthcare providers, but by also expanding outside of the hospital arena with our technologies that are improving lives in the hospitals. We believe that people and infrastructures are ready for actionable patient care outside of the hospital. Some of our tactics are explained below:
•Continue to Expand our Market Share in Pulse Oximetry. We grew our product revenue to $1,239.2 million in 2021 from $829.9 million in 2018, representing a three-year compound annual growth rate of 14.3%. This growth can be attributed to continued expansion of our core SET® pulse oximeter customer base, higher revenues from rainbow® Pulse CO-Oximetry, NomoLine® capnography and other new technologies, and our expanding list of OEM partners. We supplement our direct sales to hospitals and other low-acuity healthcare facilities through various U.S. and international distributors. Combined sales through our direct and distributor sales channels increased to $1,099.1 million, or 88.7% of product revenue in 2021, from $718.6 million, or 86.6% of product revenue, in 2018. As the healthcare industry shifts toward hospitals, physicians and providers being rewarded by payers based on the quality and value of the services (as opposed to the volume of fee-for-service transactions), we expect to see more hospitals gravitate towards technologies like Masimo SET® that have a proven track record of improving patient care.
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
•Expand the Use of Root® in Hospital Settings. We believe Root® represents a powerful paradigm in patient monitoring because it enhances our rainbow® and SET® measurements with multiple specialty parameters, including SedLine® brain function monitoring, O3® Regional Oximetry, and NomoLine® capnography and gas monitoring, and enables open-architecture connectivity in an integrated, clinician-centric hub. Our Hospital Automation™ integration platform for Root® provides a conduit to the patient’s EMR for a range of clinical devices that may otherwise remain disconnected, and therefore, unable to communicate their information. Hospital Automation™, in conjunction with the Iris® ports found on Root®, offers clinical utility and flexibility by collecting device information from multiple sources and making it available to clinicians in one networked place, akin to an airplane cockpit. Complementary innovations like the Radius-7® wearable, wireless monitor foster an environment of safety without sacrificing patient mobility or comfort. Radius-7® provides patients in medical-surgical units with mobility, allowing them to visit common areas and labs, all while being continuously monitored around the clock. Root® is acuity-adaptable, meaning it can be configured for any care area, and is competitively priced.
•Expand Hospital Automation™ and Connectivity in Hospital Settings. We believe we can improve and automate the continuum of care through our connectivity platform by reducing complexity by integrating data from multiple disparate monitors and therapeutic devices through Root® and Iris® Gateway; by deploying decision support algorithms like Halo

ION®; by saving time through semi-automated and automated bedside vital signs measurement and documentation with Patient SafetyNet™; by keeping patients connected with their care providers through Masimo SafetyNet™ and Rad 97® when they are discharged from hospitals; by improving data interpretation through adaptable and intuitive displays like UniView™, UniView : 60™ and MyView®; and through remote monitoring via Patient SafetyNet™ and Replica™.
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
•Expand Masimo technology into the personal health consumer and home market. Our first general wellness and personal health consumer and home market application was the MightySat®, a fingertip pulse oximeter with five important health and breathing measurements that was targeted at sports, fitness and relaxation. These values include: O2, PR, RRp®, PI and PVI®. In the past two years, we launched six additional products for the consumer and home market. We released the Radius T°™, a means to monitor a loved one’s fever in a hassle-free continuous manner; Masimo Sleep™, a means to help you understand what is going on in your body that may be impacting your sleep; Bridge™, the first FDA-cleared, drug-free, non-surgical device to use neuromodulation to aid in the reduction of symptoms associated with opioid withdrawal; Masimo Doctella, a secure, cloud-based platform that allows providers to customize interactive digital CarePrograms™ for their patients from the hospital to the home by helping them view patient inputs and compliance with treatment plans, interpret physiological data, and collect population health data; SafetyNet-OPEN™, a remote patient management solution for tracking key vital signs at the organizational level; and finally, SafetyNet-Alert™, a remote patient management solution for tracking key vital signs at home. We believe that in the home setting, accurate monitoring with Masimo SET® and Masimo SafetyNet Alert™ may help reduce the risk of opioid overdose by alerting family members and others when opioids have slowed a patient’s breathing and caused a significant drop in oxygen saturation.
•Expand the Masimo product portfolio through strategic investments and acquisitions. In 2020 and 2021, we successfully completed three strategic acquisitions and an exclusive license agreement, all of which are currently being integrated into our product portfolio. In addition, on February 15, 2022, we announced our entry into a definitive merger agreement to acquire Sound United, a consumer technology company that owns a portfolio of premium brands. We continually evaluate new and exciting opportunities to expand our product portfolio. We pursue the opportunities that we believe will add stockholder value, can be successfully integrated within our business and show positive potential to achieve our business and financial objectives.
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

Monitors and Devices (e.g., Radical-7®, Rad-97® (both shown below), Rad-67®, Rad-57®, Root®, Rad-8®, Rad-5®, Radius-7®, Rad-G™, and TIR-1™,)

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

• Provides additional specialty measurements from Masimo or third-party-developed applications through Masimo Open Connect® (MOC-9®)

• Integrates noninvasive blood pressure (NIBP) and temperature

• Connects third-party devices such as IV pumps, ventilators, beds and other patient monitors to automate data transfer to the EMR

• Sold directly to end-users and through distributors

Sensors
(e.g., SET®, rainbow® Pulse CO-Oximetry, rainbow Acoustic Monitoring® Sensors, RD SedLine™, TFA-1®, RD SET®, RD rainbow SET®, O3® Pediatric, RD rainbow Lite SET®, rainbow® DCI®-Mini, Centroid™ and Radius PPG™ (last six shown below))

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
Sensors (Continued)

Neo
Masimo
Masimo®
Radius PPG™
SET SpO2
Reusable
Masimo
Masimo®

Line Filters and Mainstream Adapters for Capnography and Gas Monitoring (e.g., NomoLine® Cannula with Radius PCG™ Capnograph with disposable adapter, IRMA CO2, IRMA AX+ and EMMA® (shown below))
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
Hospital Automation™ and Connectivity Suite (e.g., Iris® Connectivity, Iris® Gateway, iSirona™, Patient SafetyNet™, UniView™, and UniView : 60™, Replica™, Iris® Analytics, and Halo ION® (shown below))
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
Hospital Automation™ and Connectivity Suite (Continued)

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
Managed bookmarks
Masimo Intranet
Doctella
VMware Horizon
Sharepoint
ManagementConso...
Radnet Edit
ADP
Agile
Author-it Compone...
Centennial MyBene...
Freeway Dashboard
MasimoU
Outlook Web App
Lionbridge Moveit
MASIMO SAFETYNET
HOME
SET HOME
MY PAGES
ME
CAREPROGRAMS
DASHBOARD
ACCESS
All Information
Search patients
Filter
Download CSV
Tasks Setup
Refresh
Tasks Remaining
Alerts
Missed
Completed
Remaining
Days Missed
Compliance
Stop CareProgram
Health Data
Recent Activity
Date Sent
13 3 19 45 149 0 70
Today at 02:32 am
Logged in 03/26/2020 01:40:30
03/22/2020 23:51:17
14 2 2 43 9 0 91
Yesterday at 02:20 am
Logged in 03/26/2020 07:06:44
03/22/2020 23:33:41
1 1 – 40 – 0 100
06/12/2019 09:03 pm
Logged in 08/16/2019 06:15:32
06/12/2019 20:41:32
0 – – 30 14 0 61
07/27/2018 02:49 am
Logged in 07/30/2018 20:58:14
07/26/2018 19:28:07
0 – 34 26 12 1 36
–
Logged in 03/22/2020 23:19:12
01/30/2020 23:07:46
13 – 3 24 10 1 40
03/19 01:18 am
Logged in 03/19/2020 01:43:17
03/10/2020
13 – 2 22 2 1 0
03/23 00:12 am
Logged in 03/25/2020 20:33:45
5:43
Care Card
Today
S M T W T F
COVID-19
Home Monitoring
March 14, 2020
Anchor Date
100% complete
What is your oxygen saturation (SpO2)?
91 % at 09:59 PM from Doctella App
Are you having trouble breathing?
YES
What is your temperature?
100.5
What is your respiration rate?
20
breaths per minute
Care Card
Learn
Care Team

	• Home-based patient engagement and remote data capture platform	• Sold directly to end-users and through distributors
	• Connectivity hub for the aggregation and transmission of patient data to the EMR	• Sold directly to end-users

Nasal High Flow Ventilation (e.g., TNI softFlow® 50 and TNI softFlow® junior(shown below))

Masimo
Humidity
Flow rate
START
STOP
softFlow
Clinic
Standard
Plus
max.35 l/min
Masimo | softFlow

	• Intensive care and inpatient care in clinics as well as home care	• Sold directly to end-users and through distributors

Description:	Use:	Distribution Channel:
Nasal High Flow Ventilation (Continued)

Masimo
Feuchte
37
Flussmenge
15.0
START
STOP
Masimo | softFlow

Advanced Hemodynamic Monitoring Solutions (e.g., Masimo LiDCO Hemodynamic Monitoring system, Double Channel Pressure Transducer and Stimpod NMS450X Peripheral Nerve Stimulator(shown below))
	• High-acuity care areas such as the operating room	• Sold directly to end-users and through distributors

Home Wellness and Monitoring (e.g., Radius T°™, Masimo Sleep™, MightySat® with PVi® and RRp® and iSpO2®)
	• Disposable thermometers, disposable fingertip sensors for sleep monitoring, fingertip pulse oximeter, or pulse oximeter cable and sensor for use with an iPhone, iPad, iPod touch and select Android smart phones	• Sold directly to consumers through the Masimo Personal Health website and through consumer retailers

Description:	Use:	Distribution Channel:
Home Wellness and Monitoring (Continued)

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
Our MX-5™ OEM circuit board deploys a technology platform that utilizes approximately half the power of previously available rainbow® circuit boards to deliver rainbow® Pulse CO-Oximetry noninvasive measurement performance. In addition to its lower power demands, the MX-5 adds dynamic power utilization to scale the MX-5’s power draw based upon the combination of parameters being monitored to permit even longer battery run-times.

Our MX-7™ OEM circuit board is our latest and most advanced rainbow SET® board. The MX-7™ board builds on the current MSX™ low-power SET® board and MX-5™ rainbow® board technologies by offering more efficient power utilization, scaling its power draw based upon the combination of rainbow SET® parameters being monitored to permit even longer battery run times. Designed for integration into the more than 200 multi-parameter monitors available from our more than 90 OEM partners, the MX-7™ has the ability to support all 13 of Masimo’s SET® pulse oximetry and rainbow® Pulse CO-Oximetry measurements in an advanced module re-engineered to reduce power needs.
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
Radius-7®. Radius-7® for the Root® patient monitoring and connectivity platform is the first and only wearable, wireless monitor with rainbow SET® technology, enabling continuous monitoring and early identification of clinical deterioration while still allowing patients the freedom of movement. With Bluetooth® and Wi-Fi wireless connectivity, Radius-7® with Root® can alert clinicians at the bedside or remotely, through Masimo Patient SafetyNet™, of critical changes in a patient’s SpO2 and PR, even during states of motion and low perfusion, as well as RRa® and additional rainbow SET® measurements. Radius-7® with Root® has received both the CE Mark and FDA 510(k) clearance.

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
Radius PCG™. Radius PCG™ is a portable-real-time capnograph with wireless Bluetooth® connectivity. Radius PCG™ connects with Root® to provide seamless, tetherless mainstream capnography for patients of all ages. Radius PCG™ has received the CE Mark and FDA 510(k) clearance.
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
Rad-G™. Rad-G™ is a low-cost, rugged, handheld pulse oximetry device with a rechargeable battery and LCD display. It uses Masimo SET® Measure-through Motion and Low Perfusion™ pulse oximetry technology to measure SpO2, PR, Pi, PVi® and RRp®. Rad-G™ was designed primarily for use in pneumonia screening, spot-checking, and continuous measurement of SpO2 and RRp® in low-resource settings. Rad-G™ has received the CE Mark and FDA 510(k) clearance.

Rad-G™ with Temperature. The Rad-G™ with Temperature provides all the important parameters of the Rad-G™, but with the added functionality of clinical-grade, real-time forehead non-contact infrared thermometry. The Rad-G™ with Temperature makes it easier for clinicians to quickly assess patients and make informed care decisions anywhere pulse oximetry or vital signs checking is needed in a compact, portable form factor. Rad-G™ with Temperature has received the CE Mark, but is not currently available for sale in the U.S.
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
The rainbow® DCI®-mini is the first noninvasive hemoglobin spot-check sensor for infants and small children (weight 3 to 30 kg). Paired with our handheld Pronto® or Rad-67® devices, the rainbow® DCI®-mini sensors are designed to help clinicians quickly and easily spot-check hemoglobin levels in infants and small children, which may facilitate the identification of anemia. When paired with Rad-67®, the rainbow® DCI®-mini enables Next Generation SpHb® measurements. The rainbow® DCI®-mini has received the CE Mark in Europe and Ministry of Health, Labour and Welfare (MHLW) approval in Japan, but is not currently available for sale in the U.S. The rainbow® Super DCI®-mini sensor allows for the ability to measure SpHb®, SpCO®, SpMet® and SpO2 on the same noninvasive reusable sensor. The rainbow® Super DCI®-mini has received the CE Mark in Europe and MHLW approval in Japan, but is not currently available for sale in the U.S.
rainbow Acoustic® Sensors. We believe we were the first to market a continuous respiration rate monitoring technology based on an acoustic sensor placed on the patient’s neck. Our rainbow Acoustic® sensors detect the sounds associated with breathing and convert the sounds into continuous respiration rate using proprietary signal processing that is based on Masimo SET®. RAS-45, our single-use acoustic respiration sensor for RAM®, is designed to facilitate placement on and improve attachment to the neck. RAS-45 operates with Masimo MX circuit boards to measure RRa® and display an acoustic respiration wave form. Like the RAS-125c sensor, RAS-45 operates with Masimo MX technology boards to measure RRa®, display the acoustic respiration wave form and optionally allow clinicians to listen to the sound of breathing. Both the RAS-45 and RAS-125c are available in CE Marked countries and the U.S. for adult and pediatric patients who weigh more than 10 kg. RAS-45 has received the CE Mark and FDA 510(k) clearance.
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
Eve™. Eve™ is our newborn screening software application for our Radical-7® Pulse CO-Oximeter®, is designed to help clinicians more effectively and efficiently screen newborns for CCHD. In the Radical-7® Pulse CO-Oximeter®, Eve™ automates the screening steps with animated instruction, including sensor application, measurement selection and screening result determination. Eve™ is intended to provide consistent application of the screening protocol to reduce method-and operator-induced variability and improve efficiency by automating the data capture and comparison between readings. Eve™ has received the CE Mark, but is currently not available for sale in the U.S.
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
The Masimo Hospital Automation™ Platform and Iris® Connectivity
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

iSirona™. iSirona™ is a compact, versatile connectivity hub designed to maximize interoperability across the continuum of care. The iSirona™ hub offers an efficient way to physically connect up to six medical devices at the bedside and automatically route the data to the Masimo Hospital Automation™ platform for EMR integration, surveillance monitoring, alarm management, mobile notifications, smart displays and analytics.
Analytics and Reporting
Trace™. Trace™ is the first data visualization and reporting software compatible with the full capabilities of the Root® patient monitoring and connectivity platform, including Radical-7® and Radius-7® Pulse CO-Oximeters®, Root® with integrated noninvasive blood pressure and temperature, and connected MOC-9® modules such as SedLine® brain function monitoring, ISA™ and ISA™ OR+ capnography, and O3® Regional Oximetry. Trace™ can create insightful, easy-to-read patient reports that include parameter trends, histograms, event annotations, and key statistics. Trace™ can communicate with Masimo devices via high-speed wired or wireless connections, with the ability to transfer up to 96 hours of patient data.
Iris® Analytics. Iris® Analytics is a supplemental tool that works in conjunction with the Masimo Hospital Automation™ platform to generate customizable alarm analytics, individual patient reports, and even hospital-wide reports across the continuum of care.
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
Hospital-to-Home and Wellness
Masimo SafetyNet™. Masimo SafetyNet™ is a home-based patient engagement and remote care automation platform, which provides a complete end-to-end home care solution, allowing clinicians to create and manage treatment plans, patient schedules and patient data flow using automated, customizable CarePrograms™, home device data aggregation, and a web-based provider dashboard. CarePrograms™ are delivered to patients’ smartphones via an app (available for both iOS® and Android® devices) and dynamically update based on patient input, including both self-reported data and physiological data collected by connected monitoring devices. Masimo SafetyNet™ was developed in the wake of the COVID-19 pandemic to assist with hospital surge capacity and provide clinicians a secure cloud-based platform to remotely manage a patient’s health. Powered by Masimo SET® Measure-through Motion and Low Perfusion™ technology, the tetherless single-patient-use sensor (Radius PPG™) provides continuous respiration rate and oxygen saturation monitoring, with a second tetherless sensor, Radius T°™, for continuous temperature measurements. Patient data is sent securely via Bluetooth to the Masimo SafetyNet™ mobile application.
Masimo SafetyNet Alert™. Masimo SafetyNet Alert™ is an arterial blood oxygen saturation monitoring and alert system designed for use at home. Masimo SafetyNet Alert™ features Masimo SET® technologies in a wearable fingertip pulse oximetry sensor that communicates wirelessly to an accompanying home medical hub and smartphone app. Masimo SafetyNet Alert™ monitors blood oxygen saturation (SpO2) and pulse rate (PR) using clinically proven Masimo SET® Measure-through Motion and Low Perfusion™ pulse oximetry and perfusion index (Pi). The system provides escalating alerts when drops in oxygen levels are detected, designed to wake up the person suffering from opioid overdose and if they do not, to send alerts to others when help may be needed. Masimo SafetyNet™ Alert has received the CE Mark, but is not available for sale in the United States.
Radius T°™ Continuous Thermometer. The Radius T°™ Continuous Thermometer is a wearable wireless thermometer that continuously and seamlessly measures temperatures using a small, inconspicuous, wearable sensor that can be easily applied to anyone from children to elderly adults with no action needed after initial application to the skin. Radius T°™ eliminates manual measurements while providing continuous insight into changes in the user’s temperature and helps users understand which way their temperature is trending. In addition, Radius T°™ uses proprietary algorithms to provide body temperature measurements, for users five years or older, that approximate oral temperature, not just external skin temperature, with laboratory accuracy within ±0.1°C, whereas other thermometry solutions typically have laboratory accuracy within ±0.2°C. Radius T°™ has received FDA 510(k) clearance for both prescription and over-the-counter (OTC) use on patients and consumers five years and older.
Masimo Sleep™. Masimo Sleep™ is designed to help consumers better understand the quality of their sleep, Masimo Sleep™ is fueled by the same expertise in signal processing and sensor development that drives our hospital products used by leading institutions to monitor millions of patients a year.
MightySat®. MightySat® is our fingertip pulse oximeter for personal use that provides SpO2, PR and Pi measurements for health and wellness applications. MightySat®, which is also available with RRp® and PVi®, provides measurements in a compact, battery-powered design with a large color screen that can be rotated for real-time display of the measurements. Bluetooth® wireless functionality enables measurement display via a free, downloadable Masimo Personal Health application on iOS® and Android® mobile devices, as well as the ability to trend and communicate measurements, including the Apple Health Kit.

MightySat® is available through consumer retailers and directly from Masimo, and is intended for general health and wellness use only. MightySat® is not intended for medical use.
iSpO2®. iSpO2® is a personal use pulse oximeter that combines a fingertip sensor, cable and pulse oximeter in a lightweight, portable device that connects directly to a smart device for displaying measurements. iSpO2® uses Measure-through Motion and Low Perfusion™ SET® technology to measure SpO2, PR and Pi. The Masimo Personal Health app, available for both iOS® and Android® devices, allows users to track, trend and download their data, as well as share it with the Apple Health app. iSpO2® is available through consumer retailers and directly from Masimo and is intended for general health and wellness use only. iSpO2® is not intended for medical use.
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
On May 26, 2021, the existing MDD was repealed and replaced by the Medical Devices Regulation (EU) 2017/745 (MDR). The MDR is similar to the MDD, though it includes significantly more stringent requirements, notably stronger conformity assessment procedures, greater control over notified bodies and their standards, increased transparency, and more robust device vigilance requirements. The MDR applies to the medical devices we commercialize in the EU after May 26, 2021. However, the MDR is subject to certain transitional periods that enable certain notified body certificates to remain valid beyond 2021. For some of our devices, this could be as late as May 2024.
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

The Physician Payment Sunshine Act (Sunshine Act), which was enacted by Congress as part of the ACA, requires medical device companies to track and publicly report, with limited exceptions, all payments and transfers of value to physicians and teaching hospitals in the U.S. Companies are required to track payments made and to report such payments to the government by March 31 of each year. Several states have similar requirements. Beginning in 2022, the reporting requirement also applies to advance practice nurses and physician assistants.
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
Data Privacy and Protection of Health and Other Personal Information
Data protection legislation is becoming increasingly common in the United States at both the federal and state level. For example, the California Consumer Privacy Act of 2018 (CCPA), which became effective on January 1, 2020, requires us to make disclosures to consumers about our data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties, and provides a cause of action for data breaches. The CCPA, together with the Consumer Privacy Rights Act, which will be effective beginning January 1, 2023, is the most comprehensive data privacy law in the United States, and could be the precursor to other similar legislation in other states or at the federal level. Internationally, the General Data Protection Regulation (GDPR) took effect in May 2018 within the European Economic Area (EEA) and many EEA jurisdictions. Other jurisdictions outside of the EEA have also adopted their own data privacy and protection laws. We have implemented, and continue to implement, procedures and processes to comply with these regulations and, as international data privacy and protection laws continue to evolve, and as new regulations, interpretive guidance and enforcement information become available, we may incur incremental costs to modify our business practices to comply with these requirements. In addition, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents.
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
Markets
Competitive Conditions
The medical device industry is highly competitive and many of our competitors have substantially greater financial, technical, marketing and other resources than we do. While we regard any company that sells pulse oximeters as a potential customer, we also recognize that the companies selling pulse oximeters on an OEM basis and/or pulse oximetry sensors are also potential competitors. Our primary competitor, Medtronic plc (Medtronic, formerly Covidien Ltd.), currently holds a substantial share of the pulse oximetry market. In addition, large technology companies that have not historically operated in the healthcare or medical device space, such as Alphabet Inc., Amazon.com, Inc., Apple Inc., Samsung Electronics Co., Ltd. and others, have developed or may develop products and technologies that may compete with our current or future products and technologies in the consumer and clinical marketplaces.
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
For the year ended January 1, 2022, two just-in-time distributors, Medline Industries and Cardinal Health, represented approximately 14.6% and 10.2%, respectively, of our total revenue. These were the only two customers that represented 10% or more of our revenue for the year ended January 2, 2021. Importantly, these two distributors take and fulfill orders from our direct customers, many of which have signed long-term sensor purchase agreements with us. If a specific just-in-time distributor is unable to fulfill these orders, the orders would be redirected to other distributors or fulfilled directly by us.
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
In order to facilitate our U.S. direct sales to hospitals, we have signed contracts with what we believe to be the five largest national GPOs in the U.S., based on the total volume of negotiated purchases. In return for the GPOs putting our products on contract, we have agreed to pay the GPOs a percentage of our revenue from their member hospitals. In 2021 and 2020, revenue from the sale of our pulse oximetry products to hospitals that are associated with GPOs amounted to $643.1 million and $564.0 million, respectively.
Resources
Intellectual Property
We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property rights and measures to protect our intellectual property.
We have developed a patent portfolio internally, and, to a lesser extent, through acquisitions and licensing, that covers many aspects of our product offerings. As of January 1, 2022, we had approximately 800 issued patents and approximately 500 pending applications in the U.S., Europe, Japan, Australia, Canada and other countries throughout the world. Our patents expire in accordance with the laws of the particular jurisdiction in which they were issued, which sometimes change. Additionally, as of January 1, 2022, we owned approximately 100 U.S. registered trademarks and approximately 500 foreign registered trademarks, as well as trade names that we use in conjunction with the sale of our products. Our trademarks are perpetually renewable.
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
Sustainability
As a global manufacturer of patient monitoring technology, our mission is to improve patient outcomes and reduce the cost of care. We understand the materials we use and the products we manufacture can have an impact on the environment. We are continuously evaluating ways to reduce our overall environmental footprint. We have implemented measures to promote greater environmental responsibility, conserve resources and reduce waste in an effort to help combat climate change.
We are committed to operating in an environmentally responsible manner and support the internationally recognized environmental principles set forth in the United Nations Global Compact. We strive to identify new opportunities to improve the sustainability of our business and encourage our employees to join in our efforts. In furtherance of these commitments, we reinforce the following sustainability principles:
•Environmental. We undertake initiatives to promote greater environmental responsibility and incorporate energy efficiency measures in all areas of our business. We comply with applicable environmental protection laws in all areas of our business.
•Social. We train and encourage our employees to conduct their activities in an environmentally responsible and sustainable manner.
•Economic. We continuously take steps to minimize material waste and energy inefficiencies in our products and manufacturing processes.
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
•Health and Safety. We are committed to the safety and well-being of our employees. In response to the COVID-19 pandemic, we implemented changes to our business in an effort to protect our employees and customers. We instituted safety protocols and procedures for our essential employees who continue to work on site, including: daily temperature checks upon entering all facilities, implementation of Masimo SafetyNet-Open™ to pre-clear employees entering our main campus facilities, installation of plexiglass partitions between work stations at our primary manufacturing and assembly facilities, increased distancing and implementation of extensive cleaning and sanitation procedures for our manufacturing and assembly facilities as well as and our general administration and sales facilities.
•Developing Leaders of Tomorrow/Succession Planning. We are committed to identifying and developing the talents of our next generation of leaders. Our executive management team conducts organization and leadership reviews of all business leaders, focusing on our high-performing and high potential talent, diversity, and the succession planning for critical roles.
•Employee Feedback and Retention. In 2020 and 2021, we were certified as a Great Place to Work®. In addition, for 2021, we were recognized on Fortune Best Workplaces in Manufacturing & Production™. To assess and improve employee retention and engagement, we survey employees and take actions to address areas of employee concerns. The average tenure of our employee is approximately 5.1 years and more than 17% of our employees have been employed by us for more than ten years.
•Inclusion and Diversity. In fiscal 2021, our full-time employees increased from approximately 2,000 as of January 2, 2021 to 2,200 as of January 1, 2022 and our dedicated contract personnel worldwide decreased from approximately 4,200 as of January 2, 2021 to approximately 4,000 as of January 1, 2022. Of our full-time employees, approximately 66% were male and approximately 34% were female, and women represented approximately 27% of our management/leadership roles. Minorities represented approximately 48% of our U.S. workforce, and approximately 40% of our management/leadership roles.
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
•Our new products and changes to existing products as a result of our proposed acquisition of Sound United could fail to attract or retain users or generate revenue and profits. Further, we may not be successful in our personal consumer strategy and investments, which could adversely affect our business, reputation or financial results.
•Our credit agreement contains certain covenants and restrictions that may limit our flexibility in operating our business.
•Our proposed new debt facility, which will be used to partially fund our pending acquisition of Sound United, may restrict our future operations, including our ability to respond to changes or to take certain actions. If we fail to comply with the covenants and other obligations under the proposed credit facility, the lender may be able to accelerate amounts owed under the facility.
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
Since 1998, we have been a party to a cross-licensing agreement with Cercacor, (as amended, the Cross-Licensing Agreement), under which we granted Cercacor:
•an exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® technology owned by us, including all improvements to this technology, for the monitoring of non-vital signs parameters and to develop and sell devices incorporating Masimo SET® for monitoring non-vital signs parameters in any product market in which a product is intended to be used by a patient or pharmacist rather than by a professional medical caregiver, which we refer to as the “Cercacor Market”; and
•a non-exclusive, perpetual and worldwide license, with sublicense rights, to use all Masimo SET® technology owned by us for measurement of vital signs in the “Cercacor Market”.
Non-vital signs measurements consist of body fluid constituents other than vital signs measurements, including, but not limited to, carbon monoxide, methemoglobin, blood glucose, hemoglobin and bilirubin. Under the Cross-Licensing Agreement, we are only permitted to sell devices utilizing Masimo SET® for the monitoring of non-vital signs parameters in markets where the product is intended to be used by a professional medical caregiver, including, but not limited to, hospital caregivers and alternate care facility caregivers, rather than by a patient or pharmacist, which we refer to as the “Masimo Market”.

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
Some of the world’s largest technology companies that have not historically operated in the healthcare or medical device space, such as Alphabet Inc., Amazon.com, Inc., Apple Inc., Samsung Electronics Co., Ltd. and others, have developed or may develop products and technologies that may compete with our current or future products and technologies. For example, in September 2020, Apple, Inc. announced that its Apple Watch Series 6 includes a pulse oximetry monitoring feature, which may compete with certain of our existing products and products in development, including the consumer versions of our iSpO2® and MightySat® pulse oximeters. In addition, in September 2021, Apple, Inc. announced that its Apple Watch Series 7 includes a blood oxygen level monitoring feature and a sleep tracking function, both of which compete with our existing products. These companies have substantially greater capital, research and development, and sales resources than we have. To effectively compete, we may need to expand our product offerings and distribution channels, which in the interim could increase our research and development costs and decrease our operating margins, thereby adversely impacting our business, financial condition and results of operations.

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
These negotiated prices are made available to a GPO’s members. If we are not one of the providers selected by a GPO, the GPO’s members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. Shipments of our pulse oximetry products to customers that are members of GPOs represent approximately 90% of our U.S. product sales. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
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
We have a concentration of OEM, distributor and direct customers. For example, sales to two just-in-time distributors each represented 10% or more of our product sales for the year ended January 1, 2022. We cannot provide any assurances that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results.
Our sales could also be negatively affected by any rebates, discounts or fees that are required by, or offered to, GPOs and customers, including wholesalers or distributors. Additionally, some of our just-in-time distributors have been demanding higher fees, which we may be obligated to pay in order to continue to offer products to our customers through these distributors or which may obligate us to distribute our products directly to our customers. The loss of any large customer or distributor, an increase in distributor fees, or the risks associated with selling directly to our customers could have a material adverse effect on our business, financial condition and results of operations.

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
Furthermore, in recent years, the U.S. Supreme Court has ruled on several patent cases and several laws have been enacted that, in certain situations, potentially narrow the scope of patent protection available and weaken the rights of patent owners. As a result, we believe large technology companies may be pursuing an “efficient infringement” strategy, having concluded that it is cheaper to infringe third party intellectual property rights than to acquire, license or otherwise respect them. There can be no assurance that we will be successful in securing additional patents on commercially desirable improvements, that such additional patents will adequately protect our innovations or offset the effect of expiring patents, or that competitors will not be able to design around our patents.
In addition, third parties have challenged, and may continue to challenge, our issued patents through procedures such as Inter-Partes Review (IPR). In many IPR challenges, the U.S. Patent and Trademark Office (PTO) cancels or significantly narrows issued patent claims. IPR challenges could increase the uncertainties and costs associated with the maintenance, enforcement and defense of our issued and future patents and could have a material adverse effect on our business, financial condition and results of operations.
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
We sell consumer versions of our iSpO2® and MightySat® pulse oximeters that are not intended for medical use. Some of our products or product features may not be subject to the 510(k) process and/or other regulatory requirements in accordance with specific FDA guidance and policies, such as the FDA guidance related to mobile medical applications. In addition, some of our products or product features may not be subject to device regulation pursuant to Section 520(o) of the FDCA, which excludes certain software functions from the statutory definition of a device. In addition, we may market certain products pursuant to enforcement discretion policies the FDA previously announced to address the need for these products as a result of the COVID-19 pandemic. Such policies only remain in effect during the public health emergency, such that we will need to seek clearance or approval of such products to continue marketing these products at the end of the COVID-19 pandemic. If the FDA changes its policies or concludes that our marketing of these products is not in accordance with its current policies and/or Section 520(o) of the FDCA, we may be required to seek clearance or approval of these devices through the 510(k), de novo classification review or PMA processes.
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
Furthermore, foreign regulatory requirements may change from time to time, which could adversely affect our ability to market new products, and/or continue to market existing products, internationally. Certain significant changes in the international regulatory landscape have recently taken place or will take place in the near future. These include the new EU Medical Devices Regulation (EU) 2017/745 (MDR), which came into effect on May 26, 2021 and a new regulatory regime in the UK effective since January 1, 2021 as a result of the UK’s exit from the EU and the expiry of the transitional periods.
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

In the EU, for example, the new MDR became applicable to our medical devices on May 26, 2021. The MDR requires medical devices and their manufacturers to comply with more stringent standards than before. The MDR also imposes new and enhanced obligations on importers and distributors of medical devices in the EU. Although the MDR is subject to certain transitional periods, both we and others involved in the distribution and commercialization of our medical devices in the EU will need to comply with more stringent EU rules.
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
Obtaining 510(k) clearance permits us to promote our products for the uses cleared by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use or promotion, respectively. Physicians may use our products off-label because the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine, but we may not promote our products “off-label”. While we may request additional cleared indications for our current products, the FDA may deny those requests, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any cleared product as a condition of clearance. If the FDA determines that our products were promoted for off-label use or that false, misleading or inadequately substantiated promotional claims have been made by us or our OEM partners, it could request that we or our OEM partners modify those promotional materials or it could take regulatory or enforcement actions, including the issuance of an untitled letter, warning letter, injunction, seizure, civil fine and criminal penalties. While certain U.S. courts have held that truthful, non-misleading, off-label information is protected under the First Amendment under certain circumstances, the FDA continues to take the position that off-label promotion is subject to enforcement action.

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
Certain U.S. and foreign laws, such as the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), govern the transmission, security and privacy of individually identifiable information and sensitive health and other personal information that we may obtain or have access to in connection with the operation of our business, including the conduct of clinical research trials or other research studies that may provide us with access to this information. We may be required to make costly system modifications to comply with these data privacy and security requirements. In addition, if we do not properly comply with applicable laws and regulations related to the protection of this information, we could be subject to criminal or civil penalties and sanctions. The California Consumer Privacy Act of 2018 (CCPA), which became effective on January 1, 2020, requires us to make new disclosures to consumers about our data collection, use and sharing practices. The CCPA also allows consumers to opt out of certain data sales to third parties, affords new consumer rights, and provides a new cause of action for data breaches with the possibility of significant statutory damage awards as well as injunctive or declaratory relief if there has been unauthorized access, theft or disclosure of specified personal information due to failure to implement reasonable security procedures. The California Privacy Rights Act (CPRA), which will go into effect on January 1, 2023, with a twelve month look-back period for enforcement purposes, will effectively replace the CCPA. Among other changes, the CPRA expands consumers’ rights and has enhanced enforcement mechanisms such as the creation of a new California privacy agency that will investigate and enforce the CPRA and its promulgating regulations. In addition to the CCPA and the CPRA, all 50 U.S. states have data breach notification laws that, if violated, could result in penalties, fines and litigation. In addition, many states have implemented or are in the process of implementing related legislation, including state-specific biometric privacy laws that have resulted in class-action lawsuits against businesses. The full impact of these laws on our business is yet to be determined, but it could result in increased operating expenses as well as additional exposure to the risk of litigation by or on behalf of consumers.
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
In addition, our pending acquisition of Sound United, a consumer technology company, may subject us to additional privacy regulations.
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

In December 2018, a federal district court judge in Texas found the ACA’s individual mandate to be unconstitutional; and therefore, the entire law to be invalid. In December 2019, the Fifth Circuit affirmed the ruling regarding the individual mandate but remanded the case to the district court for additional analysis of the question of severability and whether portions of the law remain valid. In June 2021, the U.S. Supreme Court held that the states and individuals that brought the lawsuit do not have standing to challenge the law, effectively ending the case without ruling on the constitutionality of the individual mandate. Although we cannot predict the ultimate content or timing of any healthcare reform legislation or other court challenges to the ACA, potential changes resulting from any amendment, repeal, replacement or invalidation of these programs, including any reduction in the future availability of healthcare insurance benefits, may decrease the number of people who are insured, which could adversely affect our business and future results of operations.
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
If the current pace of the COVID-19 pandemic continues to accelerate due to variants such as the omicron variant and the spread of the virus is not contained in the U.S. and other jurisdictions where we operate, our business operations could be further delayed or interrupted. Further, any resurgence in infections in the U.S. or other countries where government restrictions have been fully or partially lifted could result in a re-imposition of such restrictions, causing renewed disruptions to our business. In the event that government and health authorities may announce new or extend existing restrictions, which could include vaccine or testing mandates, we may be required to make further adjustments to our operations in order to comply with any such restrictions. For example, on September 9, 2021, the President of the United States issued Executive Order (EO) 14042, requiring that employees of federal contractors and subcontractors be fully vaccinated against COVID-19, and Masimo is a federal contractor. However, the EO has faced legal challenges in federal courts and there is currently a nationwide injunction on EO 14042. The President of the United States also directed the Federal Occupational Safety and Health Administration (Fed-OSHA) to issue Emergency Temporary Standards (ETS) that will direct large employers (those with 100+ employees) to mandate COVID-19 vaccinations for their employees; however, on January 13, 2022, the U.S. Supreme Court blocked these regulations from going into effect. Though it is difficult to predict whether the injunction on the EO mandate will be lifted, if we are ultimately required to mandate vaccines for our employees, we may experience workforce constraints due to shortages of vaccinated personnel, strains on the labor market, limitations on hiring new employees and difficulty retaining and securing employees who are vaccinated. In addition, our suppliers who are subject to similar vaccination mandates or regulations may experience similar constraints, thereby affecting their ability to provide to us with sufficient inventory or material to meet our demands and needs in a timely manner. All of these factors could negatively affect our business and operations.
Furthermore, global supply chains and the timely availability of raw materials, component parts and products may be materially disrupted by the COVID-19 pandemic and measures taken to combat COVID-19, such as quarantines, government mandates surrounding vaccinations, factory slowdowns or shutdowns, border closings and travel restrictions. In addition, our suppliers have experienced, and may continue to experience, difficulties in delivering raw materials, components and products to us as transportation networks and distribution facilities have been disrupted, resulting in delays at ports of arrival. Furthermore, the availability of shipping containers has decreased and there have been global changes in the types of goods being shipped, all of which have resulted in increased shipping costs, which may affect the availability of raw materials, component parts and products to meet our sales demand. For example, we utilize semiconductor chips in certain products that we manufacture. Semiconductor chips have been subject to an ongoing global supply shortage and our ability to source semiconductor chips or the components that use semiconductor chips may be adversely affected in the future. Component delivery lead times have increased and are expected to continue to increase, which may cause delays in our production of products and increase the cost to obtain semiconductor chips and components that use semiconductor chips. If this semiconductor chip shortage or shortages of other component parts continues, we may experience delays, production interruptions, increased costs and an inability to fulfill engineering design changes or customer demand, each of which could adversely affect our business and financial performance.
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
If our employees become ill or otherwise incapacitated, our operations may be adversely impacted.

At the outset of the COVID-19 pandemic, we implemented telework policies wherever possible for appropriate categories of employees in response to various stay at home/shelter in place orders (Stay at Home Orders) implemented by state and local governments. In response to the lifting or partial lifting of the Stay at Home Orders, we have reopened our facilities to both “nonessential” and “essential” employees. We have implemented a number of safety measures for our facilities, including limiting facility access, social distancing, face covering, temperature checking and increased sanitation standards. While we have developed and implemented, and continue to develop and implement, health and safety guidelines in an effort to try to mitigate the negative impact of COVID-19, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that our employees will not otherwise be exposed to COVID-19 outside of our workplace. If a number of our employees become ill, incapacitated or are otherwise unable to continue working during the current or any future pandemic or epidemic, our operations may be adversely impacted.
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
As a result, we may not be able to sell products incorporating licensed rainbow® technology at a price the market is willing to accept. If we cannot commercialize our products incorporating licensed rainbow® technology successfully, we may not be able to generate sufficient product revenue from these products to be profitable, which could adversely affect our business, financial condition and results of operations.

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
We depend on certain sole or limited source suppliers for certain key materials and components, including digital signal processor chips and analog-to-digital converter chips, for our noninvasive patient monitoring solutions. These suppliers are located around the world, and the production and shipment of such materials and components may be constrained globally due to the COVID-19 pandemic. We may experience manufacturing problems related to these suppliers and other outside sources if such suppliers fail to develop, manufacture or ship products and components to us on a timely basis, or provide us with products and components that do not meet our quality standards and required quantities. We have experienced supply constraints with regard to certain digital signal processor chips and other components during the pandemic, but have so far been able to mitigate these constraints. In addition, from time to time there have been industry-wide shortages of certain components that we use in our noninvasive blood constituent patient monitoring solutions. We may also experience price increases for materials or components, with no guarantee that such increases can be passed along to our customers, which could adversely impact our gross margins.
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
We have acquired several businesses since our inception and we may acquire additional businesses in the future. For example, on February 15, 2022, we entered into a definitive merger agreement to acquire Sound United. Future acquisitions may require debt or equity financing, which could be dilutive to our existing stockholders or reduce our earnings per share or other financial metrics. In connection with the pending acquisition of Sound United, we received a debt commitment letter for a credit facility in the amount of $800 million and expect to secure this credit facility in the event the proposed acquisition closes. Even if we complete acquisitions, there are many factors that could affect whether such acquisition will be beneficial to our business, including, without limitation:
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
•regulatory challenges and becoming subject to additional regulatory requirements;
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
•intellectual property and other litigation, other claims or liabilities in connection with the acquisition; and
•changes in the overall financial model as certain acquired companies may have a different revenue, gross profit margin or operating expense profile.
Further, our ability to benefit from future acquisitions and/or external strategic investments depends on our ability to successfully conduct due diligence, negotiate acceptable terms, evaluate prospective opportunities and bring acquired technologies and/or products to market at acceptable margins and operating expense levels. For example, we acquired TNI medical AG® (TNI) and added softFlow® technology to our product portfolio during 2020. In addition, we acquired LiDCO Group, Plc, which specializes in hemodynamic monitoring solutions. As these are our first therapeutic and hemodynamic monitoring solutions, the integration of these technologies may require substantial management time and attention and may divert attention and resources from other important areas, including our existing business and product lines, and we may not be able to sell softFlow® technology and hemodynamic monitoring solutions at acceptable margins and operating expense levels. Our failure in any of these tasks could result in unforeseen liabilities associated with an acquired company, acquiring a company on unfavorable terms or selecting and eventually acquiring a suboptimal acquisition target.
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
Our new products and changes to existing products as a result of our proposed acquisition of Sound United could fail to attract or retain users or generate revenue and profits. Further, we may not be successful in our personal consumer strategy and investments, which could adversely affect our business, reputation or financial results.
In connection with our proposed acquisition of Sound United, we announced an expansion in our business and product strategy to additionally focus on personal consumer products to integrate with our successful medical technology businesses. Further, we may introduce certain changes to our existing products or introduce new and unproven products. We do not have significant experience with consumer hardware products, which may adversely affect our ability to successfully develop and market these products and technologies and integrate them with our existing products and platforms. We expect this will be a complex, evolving, and long-term strategic initiative that will involve the development of new and emerging technologies, continued investment in medical technology and consumer hardware products, and collaboration with other companies, developers, partners and other participants. However, our personal consumer business may not develop in accordance with our vision and expectations, and market acceptance of features, products or services we build for the personal consumer business may be uncertain. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in the personal consumer business. Our new strategic efforts may also divert resources and management attention from other areas of our business. In addition, as our personal consumer business continues to evolve, we may be subject to a variety of laws and regulations in the United States and international jurisdictions, which we were not previously affected by, including in the areas of privacy, which may delay or impede the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business. As a result of these or other factors, our personal consumer strategy and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.

Our credit agreement contains certain covenants and restrictions that may limit our flexibility in operating our business.
Our credit agreement dated December 17, 2018 (Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent and as a lender, and Bank of the West, as a lender (together, Lenders), contains various affirmative covenants and restrictions that limit our ability to engage in specified types of transactions, including:
•incurring specified types of additional indebtedness, there can be no assurance that we will be able to obtain any additional debt or equity financing at the time needed or that such financing will be available on terms that are favorable or acceptable to us (including guarantees or other contingent obligations);
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
In addition, under our Credit Facility, we are required to satisfy and maintain specified financial ratios and other affirmative covenants. Our ability to meet those financial ratios and affirmative covenants could be affected by events beyond our control and, therefore, we cannot be assured that we will be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under our Credit Facility. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under our Credit Facility immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. See Note 15 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on our Credit Facility.
Our proposed new debt facility, which will be used to partially fund our pending acquisition of Sound United, may restrict our future operations, including our ability to respond to changes or to take certain actions. If we fail to comply with the covenants and other obligations under the proposed credit facility, the lender may be able to accelerate amounts owed under the facility.
In connection with the pending acquisition of Sound United, we recently received a commitment letter for a credit facility in the amount of $800 million and expect to secure this credit facility in the event the pending acquisition closes (the “New Debt Facility”). The New Debt Facility may contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may, unless waived by the lender, limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:
•Incur additional indebtedness;
•Incur liens;
•Merge, dissolve, liquidate, amalgamate, consolidate or sell all or substantially all of our assets;
•Declare or pay certain dividends, payments or distribution or repurchase or redeem certain capital stock; and
•Make certain investments.
These restrictions could limit, potentially significantly, our operational flexibility and affect our ability to finance our future operations or capital needs or to execute our business strategy.
Further, if we do not achieve the anticipated benefits from the pending acquisition of Sound United, our ability to service our indebtedness may be adversely impacted. Even if we achieve the anticipated benefits from the pending acquisition, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions, or other general corporate purposes. Our ability to arrange additional financing and make payments of principal and interest on our indebtedness will depend on our future performance, which will be subject to general economic, financial, and business conditions as well as other factors affecting our operations, many of which are beyond our control.

Risks Related to Our Stock
Concentration of ownership of our stock among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.
As of January 1, 2022, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 9.5% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies in their roles as stockholders. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests.
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
Our operating results have fluctuated in the past and are likely to fluctuate in the future. Many of the countries in which we operate, including the U.S. and several of the members of the EU, have experienced and continue to experience uncertain economic conditions resulting from global as well as local factors. In addition, continuing uncertainty in the U.S. economy may result in continued inflationary pressures globally and in the U.S. in particular, which may contribute to future interest rate volatility.
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
In addition, the methods, estimates and judgments that we use in applying our accounting policies are, by their nature, subject to substantial risks, uncertainties and assumptions. Factors may arise over time that lead us to change our methods, estimates and judgments, the impact of which could significantly affect our results of operations. See “Critical Accounting Policies and Estimates” contained in Part I, Item 2 of this Annual Report on Form 10-K.
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
New accounting pronouncements or taxation rules, and evolving interpretations thereof, have occurred and are likely to occur in the future. Future changes made by new accounting standards may apply prospectively or retrospectively, depending on the method of adoption, and may recast previously reported results. For additional information related to the impact of new accounting pronouncements, please see Note 2 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
In addition, future changes to the U.S. tax code and its regulations could have a material impact on our effective tax rate and the implementation of these changes could require us to make substantial changes to our business practices, allocate resources, and increase our costs, which could negatively affect our business, results of operations and financial condition.

If we lose the services of our key personnel, or if we are unable to attract and retain other key personnel, we may not be able to manage our operations or meet our growth objectives.
We are highly dependent on our senior management, especially Joe Kiani, our CEO, and other key officers. We are also heavily dependent on our engineers and field sales team, including sales representatives and clinical specialists. We believe certain of our competitors with greater financial resources than us have targeted our key personnel for recruitment and will likely continue to do so in the future. In addition, we may experience employee turnover as a result of the ongoing “great resignation” occurring throughout the U.S. economy, which has impacted job market dynamics. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. The loss of the services of members of our key personnel, including as a result of the COVID-19 pandemic, or the inability to attract and retain qualified personnel in the future could prevent the implementation and completion of our objectives, including the development and introduction of our products. In general, our key personnel may terminate their employment at any time and for any reason without notice, unless the individual is a participant in our 2007 Severance Protection Plan, in which case the individual has agreed to provide us with six months’ notice if such individual decides to voluntarily resign. We do not maintain any “key person” life insurance policies with respect to any of our key personnel.
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
We currently derive approximately 33% of our net sales from international operations. In addition, we purchase a portion of our raw materials and components from international sources. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations, including those related to duties, tariffs and conflict minerals. Compliance with such regulations is costly and we could be exposed to potentially significant penalties, fines and interest if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. We have historically engaged in transactions with entities related to or located in countries subject to certain U.S. export restrictions. For example, we have had sales of medical products destined for Iran.

In addition, changes in policy in the U.S. and other countries regarding international trade, including import and export regulation and international trade agreements, could negatively impact our business. In recent years, the U.S. has imposed tariffs on goods imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Changes or uncertainty in tariffs or further retaliatory trade measures taken by China or other countries in response could affect the demand for our products and services, impact the competitive position of our products, prevent us from being able to sell products in certain countries or otherwise adversely impact our results of operations. The implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs or new barriers to entry, could negatively impact our business, results of operations and financial condition.
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

The U.S. government initiated substantial changes in U.S. trade policy and U.S. trade agreements, including tariffs on certain foreign goods. In response to these tariffs, certain foreign governments instituted or are considering imposing tariffs on certain U.S. goods. In addition, the U.S. has negotiated new trade agreements that could impact us, including the United States-Mexico-Canada Agreement (USMCA), which went into force on July 1, 2020 and replaced the North American Free Trade Agreement. A trade war, trade barriers or other governmental actions related to tariffs, international trade agreements, import or export restrictions or other trade policies could adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, therefore, adversely affect our business, financial condition and results of operations.
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
We currently do not hedge our foreign currency exchange rate risk. As a result, changes in foreign exchange rates could have a material adverse effect on our business, financial condition and results of operations. For additional information related to our foreign currency exchange rate risk, please see Quantitative and Qualitative Disclosures about Market Risks in Part I, Item 3 of this Annual Report on Form 10-K.
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
If we fail to comply with the reporting obligations of the Exchange Act or if we fail to maintain adequate internal control over financial reporting, our business, results of operations and financial condition and investors’ confidence in us could be adversely affected.
We are required to prepare and disclose certain information under the Exchange Act as amended, in a timely manner and meet our reporting obligations in their entirety, and our failure to do so could subject us to penalties under federal securities laws and regulations of The Nasdaq Stock Market LLC, expose us to lawsuits and restrict our ability to access financing on favorable terms, or at all.
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
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $208.49 to $303.29 per share from January 3, 2021 to January 1, 2022. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors, including the COVID-19 pandemic. In addition to the other risk factors previously discussed in this Annual Report on Form 10-K, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:
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
As of January 1, 2022, approximately 10.6 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 3.0 million shares were subject to options outstanding at such date at a weighted-average exercise price of $81.38 per share, approximately 2.9 million shares were subject to outstanding RSUs, approximately 0.3 million shares were subject to outstanding PSUs and approximately 4.4 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 36 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution.
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
Our Board may from time to time declare, and we may pay, dividends on our outstanding shares in the manner and upon the terms and conditions permitted under applicable law. However, we may elect to retain all future earnings for the operation and expansion of our business, rather than paying cash dividends on our stock. In addition, under certain circumstances, our Credit Facility may limit our ability to pay cash dividends, repurchase our common stock or make other distributions to stockholders. Any payment of cash dividends on our stock will be at the discretion of our Board and will depend upon our results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by our Board. In addition, our ability to pay dividends may be limited or subject to the lender’s consent under our New Debt Facility. In the event our Board declares any dividends, there is no assurance with respect to the amount, timing or frequency of any such dividends.
Any repurchase of our common stock under the stock repurchase plan authorized by our Board in October 2021 (2021 Repurchase Program) will be at the discretion of a committee comprised of our CEO and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. For additional information related to our 2021 Repurchase Program, please see Note 17 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

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
Environmental, social and corporate governance (ESG) regulations, global climate change, corporate citizenship and related matters/provisions may make our supply chain more complex, and our reporting of such matters and may adversely affect our business.
There is an increasing focus on the governance of environmental and social risks. Our customers and distributors have adopted, or may adopt, procurement policies that include ESG provisions that their suppliers or manufacturers must comply with, or they may seek to include such provisions in their terms and conditions. An increasing number of participants in the medical device industry are also joining voluntary ESG groups or organizations. These ESG provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and the outsourced manufacturing of certain components of our products. If we are unable to comply, or are unable to cause our suppliers to comply, with such policies or provisions, a customer may cease purchasing products from us, and may take legal action against us, which could harm our reputation, revenue and results of operations.
Further, increased public awareness and concern regarding global climate change may result in new or enhanced legal requirements. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Such uncertainty may have an impact on our business, from the demand for our customers’ products to our costs of compliance in the manufacturing and servicing of our customers’ products, all of which may impact our results of operations. In addition, climate change initiatives and legislation could also disrupt our operations by impacting the availability and cost of materials within our supply chain, and could also increase insurance and other operating costs.
Investors, stockholders, customers, suppliers and other third parties are increasingly focusing on ESG and corporate social responsibility endeavors and reporting and transparency. Certain institutional investors, investment funds, other influential investors, customers, suppliers and other third parties are also increasingly focused on ESG practices. Companies that do not adapt to or comply with the evolving investor or stakeholder expectations and standards, or which are perceived to have not responded appropriately, may suffer from reputational damage and result in the business, financial condition and/or stock price of a company being materially and adversely affected. Further, this increased focus on ESG issues may result in new regulations and/or third-party requirements that could adversely impact our business, or certain shareholders reducing or eliminating their holdings of our stock. Additionally, an allegation or perception that we have not taken sufficient action in these areas could negatively harm our reputation.
We are subject to recently enacted state laws in California that require gender and diversity quotas for boards of directors of public companies headquartered in California.
In September 2018, California enacted Senator Bill 826 (SB 826), which generally requires public companies with principal executive offices in California to have at least two female directors on its board of directors if the company has at least five directors, and at least three female directors on its board of directors if the company has at least six directors.
Additionally, on September 30, 2020, California enacted Assembly Bill 979 (AB 979), which generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities”. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities.
We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity quotas as required by SB 826 or AB 979, and our board of directors does not currently satisfy the quota required under SB 826. A failure to comply with either SB 826 or AB 979 could result in fines from the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 fine for each subsequent violation of either law, and our reputation may be adversely affected.
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
We continue to lease and occupy various other buildings in California and other locations in the U.S. approximating a total of 168,800 square feet for product manufacturing, warehousing, distribution and sales support operations. These leases expire from February 2022 through March 2031. We also operate multiple facilities in Mexicali and San Luis Rio Colorado, Mexico with combined square footage of approximately 333,400 square feet, which are used for manufacturing and warehousing our products under a shelter labor agreement with Industrial Vallera de Mexicali, S.A. de C.V. (IVEMSA). IVEMSA leases these manufacturing facilities directly from the owners of the properties under separate agreements that are guaranteed by us. These leases expire in August 2024.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our stock is traded on the Nasdaq Global Select Market under the symbol “MASI”. As of February 8, 2022, the closing price of our stock was $224.52 per share, and the number of stockholders of record, excluding persons whose stock is in nominee or “street name” accounts through brokers, was 17.
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
The following stock performance graph compares total stockholder returns for our common stock from January 1, 2017 through January 1, 2022 against the Nasdaq Market Composite Index and Nasdaq Medical Equipment Index, assuming a $100 investment made on January 1, 2017. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Masimo Corporation, the Nasdaq Market Composite Index, and
the Nasdaq Medical Equipment Index

$500
$400
$300
$200
$100
$0
01/01/17
12/30/17
12/29/18
12/28/19
1/2/2021
1/1/2022
Masimo Corporation
Nasdaq Composite
Nasdaq Medical Equipment

*$100 invested on 1/1/2017 in stock or in index, including reinvestment of dividends. Indexes calculated on month-end basis.
Repurchases and Withholdings of Issuer Securities
In July 2018, our Board of Directors (Board) approved a new stock repurchase program, authorizing us to purchase up to 5.0 million additional shares of its common stock over a period of up to three years (2018 Repurchase Program). The 2018 Repurchase Program became effective in September 2018.
In October 2021, the Board approved a new stock repurchase program, authorizing the Company to purchase up to 3.0 million shares of its common stock over a period of up to three years (2021 Repurchase Program). The 2021 Repurchase Program became effective in October 2021 upon the expiration of the 2018 Repurchase Program.
We expect to fund the 2021 Repurchase Program through our available cash, cash expected to be generated from future operations and other potential sources of capital. The 2021 Repurchase Program can be carried out at the discretion of a committee comprised of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. Any repurchases under the 2021 Repurchase Program are subject to the availability of stock, general market conditions, the trading price of the stock, available capital, alternative uses for capital and our financial performance. During the year ended January 1, 2022, we repurchased approximately 0.5 million shares under the 2018 Repurchase Program at an average cost of 235.88 per share, totaling approximately $128.9 million. No shares were repurchased under the 2021 Repurchase Program during the year ended January 1, 2022.

Issuer Repurchases and Withholdings of Equity Securities
During the quarter ended January 1, 2022, we did not effect any repurchases of shares of our common stock or withhold any shares of our common stock to satisfy tax withholding obligations.
During the year ended January 1, 2022, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of equity grants by withholding shares of our common stock, with an aggregate fair market value on the date of vesting equal to the tax withholding obligations, from the shares of our common stock actually issued in connection with such award. Shares withheld to satisfy tax withholding obligations for the years ended January 1, 2022 and January 2, 2021 were as follows (in thousands, except per share amounts):

	Three Months Ended		Year Ended
	January 1, 2022(1)	January 2, 2021	January 1, 2022(1)	January 2, 2021
Shares withheld	18	8,464	67,704	18,750	‘(1)
Average cost per share	$276.97	$252.72	$247.10	$203.01
Value of shares withheld	$5	$2,139	$16,728	$3,807
_____________
(1)    Also included here is the option cost due upon the exercise of stock options that was paid by delivering the shares previously owned by the participant.
ITEM 6.     RESERVED.

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
Executive Overview
We are a global medical technology company that develops, manufactures and markets a variety of noninvasive monitoring technologies and hospital automation™ solutions. Our mission is to improve patient outcomes and reduce the cost of patient care. Our patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software and/or cables. We provide our products to hospitals, emergency medical service (EMS) providers, home care providers, long-term care facilities, physician offices, veterinarians and consumers through our direct sales force, distributors and original equipment manufacturers (OEM) partners. We were incorporated in California in May 1989 and reincorporated in Delaware in May 1996.
Our core business is Measure-through Motion and Low Perfusion™ pulse oximetry, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry. Our product offerings have expanded significantly over the years to also include noninvasive monitoring of blood constituents with an optical signature, optical regional oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring and exhaled gas monitoring. In addition, we have developed the Root® patient monitoring and connectivity platform, the Radical-7® and Rad-97® bedside and portable patient monitors and the Radius-7® wearable wireless patient monitor. We have also developed hospital automation™ and connectivity solutions, such as the Masimo Patient SafetyNet™ supplemental remote patient surveillance and monitoring system, which currently allows up to 200 patients to be monitored and viewed simultaneously and remotely through a PC-based monitor or by care providers through their pagers, voice-over-IP phones or smartphones; Iris® and Iris® Gateway, which allow the transfer of data from Masimo and third-party devices to hospital electronic medical records; and UniView™, which provides an integrated display of real-time data from Masimo and third-party devices. Please see Part I, Item 1 of this Annual Report on Form 10-K for additional information related to our business, products and technologies.
COVID-19 Pandemic
The COVID-19 pandemic has created significant uncertainty in the U.S. and around the globe, resulting in both challenges and opportunities for our business. We are committed to being as transparent as possible with our investors, employees, customers, suppliers and business partners as we collectively work to respond to this crisis. In response to this situation, we have implemented a number of precautionary measures at our facilities, including requiring certain personnel to work remotely from home and enacting social distancing, requiring face masks and mandatory screening for symptoms associated with COVID-19 for critical personnel that are required to report to our facilities to work. We have introduced new products, such as Masimo SafetyNet™, Masimo SafetyNet-Open™ and Masimo SafetyNet Alert™, to help combat the COVID-19 pandemic, and continue to make charitable pledges to various global health organizations to support global COVID-19 relief efforts.
Given the uncertainties related to the COVID-19 pandemic, we cannot predict the extent to which the fluctuations in product demand we have experienced will continue or any resulting changes in our product mix, as well as the associated gross margin impact from those fluctuations in boards and instruments sales. In addition, the fluctuations in demand could result in potential reductions in future demand if our customers have over purchased our products and need to consume their excess inventory before purchasing additional products. Furthermore, we continue to be exposed to potential disruptions to our manufacturing operations, disruptions in the manufacturing supply chain of critical components and in our workforce as circumstances surrounding the global impact of the COVID-19 pandemic continue to change. Please see “Risks Related to Our Revenues” and “Risks Related to our Business and Operations” in Part I, Item 1A of this Annual Report on Form 10-K for additional information on potential negative impacts to us resulting from the COVID-19 pandemic.
Stock Repurchase Program
In October 2021, our Board approved a stock repurchase program, authorizing us to purchase up to 3.0 million shares of our common stock over a period of up to three years (2021 Repurchase Program). The 2021 Repurchase Program may be carried out at the discretion of a committee comprised of our CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. For additional information regarding our current and prior stock repurchase programs, see Part II, Item 5 and Note 17 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

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

	Year Ended January 1, 2022		Year Ended January 2, 2021
	Amount	% of Revenue	Amount	% of Revenue
Product revenue	$1,239,153	100.0%	$1,143,744	100.0%
Cost of goods sold	430,806	34.8	400,679	35.0
Gross profit	808,347	65.2	743,065	65.0
Operating expenses:
Selling, general and administrative	395,291	31.9	369,057	32.3
Research and development	137,234	11.1	118,659	10.4
Litigation awards, settlements/or defense costs	—	—	(474)	—
Total operating expenses	532,525	43.0	487,242	42.6
Operating income	275,822	22.3	255,823	22.4
Non-operating (loss) income	(1,442)	(0.1)	7,913	0.7
Income before provision for income taxes	274,380	22.1	263,736	23.1
Provision for income taxes	44,733	3.6	23,454	2.1
Net income	$229,647	18.5%	$240,282	21.0%
Comparison of the Year ended January 1, 2022 to the Year ended January 2, 2021
Revenue. Product revenue increased $95.4 million, or 8.3%, to $1,239.2 million for the year ended January 1, 2022, from $1,143.7 million for the year ended January 2, 2021. The following table details our total product revenues by the geographic area to which the products were shipped for the years ended January 1, 2022 and January 2, 2021 (dollars in thousands):

	Year Ended January 1, 2022		Year Ended January 2, 2021		Increase/ (Decrease)	Percentage Change
United States (U.S.)	$822,410	66.4%	$763,069	66.7%	$59,341	7.8%
Europe, Middle East and Africa	251,839	20.3	238,681	20.9	13,158	5.5
Asia and Australia	123,595	10.0	103,756	9.1	19,839	19.1
North and South America (excluding U.S.)	41,309	3.3	38,238	3.3	3,071	8.0
Product revenue	$1,239,153	100.0%	$1,143,744	100.0%	$95,409	8.3%
This increase was primarily due to higher revenue from consumables, parameters and services, as well as the impact of approximately $8.2 million of favorable foreign exchange rate movements from the prior year that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. During the year ended January 1, 2022, we shipped approximately 289,000 noninvasive technology boards and monitors.
Product revenue generated through our direct and distribution sales channels increased $140.3 million, or 14.6%, to $1,099.1 million for the year ended January 1, 2022, compared to $958.8 million for the year ended January 2, 2021. Revenues from our OEM channel decreased $44.9 million, or 24.3%, to $140.1 million for the year ended January 1, 2022 as compared to $185.0 million for the year ended January 2, 2021.

Gross Profit. Gross profit consists of product revenue less cost of goods sold. Our gross profit for the years ended January 1, 2022 and January 2, 2021 were as follows (dollars in thousands):

Gross Profit
Year Ended January 1, 2022	Percentage of Revenues	Year Ended January 2, 2021	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$808,347	65.2%	$743,065	65.0%	$65,282	8.8%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Cost of goods sold increased $30.1 million to $430.8 million for the year ended January 1, 2022, from $400.7 million for the year ended January 2, 2021, primarily due to higher material, manufacturing and distribution costs associated with the mix of products sold.
Gross profit as a percentage of revenues increased to 65.2% for the year ended January 1, 2022 from 65.0% for the year ended January 2, 2021, primarily due to an increase in product revenue and favorable revenue mix.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the years ended January 1, 2022 and January 2, 2021 were as follows (dollars in thousands):

Selling, General and Administrative
Year Ended January 1, 2022	Percentage of Revenues	Year Ended January 2, 2021	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$395,291	31.9%	$369,057	32.3%	$26,234	7.1%
Selling, general and administrative expenses increased $26.2 million, or 7.1%, to $395.3 million for the year ended January 1, 2022 from $369.1 million for the year ended January 2, 2021. This increase was primarily attributable to higher compensation and other employee-related costs of approximately $20.4 million, higher legal and professional fees of approximately $16.7 million, higher occupancy and other office-related costs of approximately $5.2 million and higher travel costs of approximately $2.1 million, which were partially offset by a reduction in advertising and marketing-related expenses of approximately $19.2 million, and a reduction in contributions of approximately $0.9 million.
Research and Development. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the years ended January 1, 2022 and January 2, 2021were as follows (dollars in thousands):

Research and Development
Year Ended January 1, 2022	Percentage of Revenues	Year Ended January 2, 2021	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$137,234	11.1%	$118,659	10.4%	$18,575	15.7%
Research and development expenses increased $18.6 million, or 15.7%, to $137.2 million for the year ended January 1, 2022 from $118.7 million for the year ended January 2, 2021, primarily due to higher compensation-related costs of approximately $12.3 million, higher engineering project costs of approximately $3.9 million and higher occupancy and office fees of $2.6 million, which were partially offset by lower professional fees of approximately $0.7 million.
Non-operating (Loss) Income. Non-operating (loss) income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating (loss) income for the years ended January 1, 2022 and January 2, 2021 were as follows (dollars in thousands):

Non-operating (Loss) Income
Year Ended January 1, 2022	Percentage of Revenues	Year Ended January 2, 2021	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$(1,442)	(0.1)%	$7,913	0.7%	$(9,355)	(118.2)%
Non-operating (loss) was $1.4 million for the year ended January 1, 2022, as compared to $7.9 million of non-operating income for the year ended January 2, 2021. This net decrease of approximately $9.4 million was primarily due to approximately

$4.6 million in lower interest income and approximately $4.5 million of net realized and unrealized loss on foreign currency denominated transactions during the year ended January 1, 2022.
Provision for Income Taxes. Our provision for income taxes for the years ended January 1, 2022 and January 2, 2021 were as follows (dollars in thousands):

Provision for Income Taxes
Year Ended January 1, 2022	Percentage of Revenues	Year Ended January 2, 2021	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$44,733	3.6%	$23,454	2.1%	$21,279	90.7%
Our provision for income taxes was $44.7 million for the year ended January 1, 2022 compared to $23.5 million for the year ended January 2, 2021. Our effective tax rate was 16.3% for the year ended January 1, 2022 compared to 8.9% for the year ended January 2, 2021. This increase in our effective tax rate for the year ended January 1, 2022 resulted primarily from an decrease in the amount of excess tax benefits realized from stock-based compensation pursuant to Accounting Standards Update (ASU) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), of approximately $13.7 million compared to the year ended January 2, 2021.
We have made no provision for U.S. income taxes or foreign withholding taxes on approximately $180.6 million in accumulated earnings from our foreign subsidiaries as we expect that such amounts will continue to be indefinitely reinvested in operations outside the U.S. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to a portion of our earnings being generated from countries other than the U.S., where such earnings are generally subject to lower tax rates than the U.S., excess tax benefits from U.S. stock-based compensation and research and development tax credits. While we expect our worldwide consolidated effective tax rate will continue to be lower than the U.S. federal statutory rate, our actual future effective income tax rate will depend on various factors, including the geographic composition of our pre-tax income, the amount of excess tax benefits realized from U.S. stock-based compensation, the amount of our research and development tax credits, the deductibility of executive compensation, changes in tax laws, changes in deferred tax asset valuation allowances and the recognition and derecognition of tax benefits associated with uncertain tax positions.
Comparison of the Year ended January 2, 2021 to the Year ended December 28, 2019
For a discussion regarding our financial condition and results of operations for the year ended January 2, 2021 as compared to the year ended December 28, 2019, refer to the discussion under the heading “Comparison of the Year ended January 2, 2021 to the Year ended December 28, 2019” in Item 7, which should be read in conjunction with Item 6, in each case, of our Annual Report on Form 10-K for the year ended January 2, 2021, filed with the Securities and Exchange Commission on February 23, 2021.
Liquidity and Capital Resources
Sources of Cash. Our principal sources of liquidity consist of our existing cash and cash equivalent balances, future funds expected to be generated from operations and available borrowing capacity under our Credit Facility. As of January 1, 2022, we had approximately $970.7 million in working capital, of which approximately $745.3 million was cash and cash equivalents. In addition to net working capital, we had approximately $148.3 million of available borrowing capacity (net of outstanding letters of credit) under our Credit Facility as compared to approximately $867.3 million in working capital and approximately $641.4 million in cash and cash equivalents at January 2, 2021.
We currently maintain a Credit Facility with JPMorgan Chase Bank, N.A. (as Administrative Agent and a Lender, and Bank of the West, as a Lender, collectively, the Initial Lenders). The Credit Facility provides for up to $150.0 million of unsecured borrowings, with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity to up to $550.0 million in the future with the Initial Lenders and additional Lenders, as required. The Credit Facility also provides for a sublimit of up to $25.0 million for the issuance of letters of credit and a sublimit of $75.0 million for borrowings in specified foreign currencies. Proceeds from the Credit Facility are expected to be used for general corporate, capital investment and expenditures and working capital needs. For additional information regarding the Credit Facility, see Note 15 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of January 1, 2022, we had cash totaling $102.6 million held outside of the U.S., of which approximately $59.8 million was accessible without additional tax cost and approximately $42.8 million was accessible at an incremental estimated tax cost of up to $0.4 million. We currently have sufficient funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our global operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.

Uses of Cash. Our cash requirements depend on numerous factors, including but not limited to market acceptance of our technologies, our continued ability to commercialize new products and to create or improve our technologies and applications, expansion of our global footprint through acquisitions and/or strategic investments in technologies or technology companies, investments in property and equipment, the renewal of our Credit Facility, the impact of disruptions to the manufacturing industry supply chain for key components resulting from the COVID-19 pandemic, inflation, repurchases of our stock under our authorized stock repurchase program, costs related to our domestic and international regulatory requirements and other long-term commitment and contingencies. For further details regarding our commitment and contingencies, see Note 21 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
Despite these investment requirements and potential expenditures, we anticipate that our existing cash and cash equivalents, amounts available under our Credit Facility and cash provided by operations will be sufficient to meet our working capital requirements, capital expenditures and other operational funding needs for the next 12 months and beyond.
In connection with the proposed acquisition of Sound United announced on February 15, 2022, we received a debt commitment letter in the amount of $800 million and we expect to secure this financing in the event the proposed acquisition closes. We intend to fund this acquisition through a combination of cash on hand and borrowings under a new credit facility. The acquisition is expected to close in the middle of 2022.
Cash Flows

The following table summarizes our cash flows (in thousands):
	Year Ended
	January 1, 2022	January 2, 2021
Net cash provided by (used in):
Operating activities	$264,754	$210,963
Investing activities	(37,529)	(82,787)
Financing activities	(122,404)	(54,307)
Effect of foreign currency exchange rates on cash	(1,448)	3,060
Increase in cash, cash equivalents, and restricted cash	$103,373	$76,929
Operating Activities. Cash provided by operating activities for the year ended January 1, 2022 was $264.8 million and was primarily driven by net income of $229.6 million. This was increased by non-cash activities, including stock-based compensation of $44.6 million, and depreciation and amortization of $35.6 million, partially offset by a deferred income tax benefit of $15.1 million. Additional increases in operating cash resulted from decreases in inventory, accounts payable, accrued liabilities, deferred revenue and other contract-related liabilities, other current assets and income tax payable of $13.5 million, $11.0 million, $7.8 million, $7.1 million, $6.9 million and $6.4 million, respectively, primarily due to the timing of payments. Additional increases to net income were changes in operating assets, including an increase in accounts receivable, lease receivables, and deferred cost and other contract assets of $60.8 million, $16.1 million and $6.9 million, respectively.
Cash provided by operating activities for the year ended January 2, 2021 was $211.0 million and was primarily driven by net income of $240.3 million. This was increased by non-cash activities, including stock-based compensation of $42.2 million and depreciation and amortization of $29.3 million, partially offset by a deferred income tax benefit of $5.0 million. Additional increases in operating cash resulted from increases in accrued compensation, deferred revenue and other contract-related liabilities, accrued liabilities and accounts payable of $15.5 million, $10.9 million, $9.4 million and $7.6 million, respectively, primarily due to the timing of payments. Partially offsetting this was $94.4 million of purchases of inventory to both increase finished goods days on hand as well as secure raw material supply to ensure we are able to support higher customer demand during the COVID-19 pandemic, and to support product launches. Additional reductions to net income including were changes in operating assets, including an increase in other current assets of $30.0 million, primarily due to the timing of various tax payments and refunds, and an increase in lease receivables of $7.7 million.
Investing Activities. Cash used in investing activities for the year ended January 1, 2022 was $37.5 million, consisting primarily of $25.5 million for purchases of property and equipment, $9.4 million for intangible assets related to capitalized patent and trademark costs and $2.6 million related to the acquisition of a strategic investment.
Cash used in investing activities for the year ended January 2, 2021 was $82.8 million, consisting primarily of $120.0 million for maturities of short-term investments, $112.7 million of business combinations, $72.5 million for purchases of property and equipment, of which $16.4 million related to the purchase of a building, $7.4 million for intangible assets related to capitalized patent and trademark costs and $6.8 million related to the acquisition of a strategic investment.
Financing Activities. Cash used in financing activities for the year ended January 1, 2022 was $122.4 million, resulting primarily from cash paid for common stock repurchase transactions that settled during the year of $128.9 million, which were partially offset by proceeds from the issuance of common stock (upon exercise of options) of $23.2 million.
Cash used in financing activities for the year ended January 2, 2021 was $54.3 million, resulting primarily from cash paid for common stock repurchase transactions that settled during the year of $110.5 million, which were partially offset by proceeds from the issuance of common stock (upon exercise of options) of $58.4 million.
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
We determine any required inventory valuation adjustments based on an evaluation of the expected future use of our inventory on an item by item basis. We apply historical obsolescence rates to estimate the loss on inventory expected to have a recovery value below cost. Our historical obsolescence rates are developed from our company specific experience for major categories of inventory, which are then applied to excess inventory on an item by item basis. We also record other specific inventory valuation adjustments when we become aware of other unique events that result in a known recovery value below cost. For inventory items that have been written down, the reduced value becomes the new cost basis. If our assumptions, judgements or estimates for potential inventory losses prove to be too low, our future earnings will be affected when any related additional inventory losses are recorded.
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

Changes in the types and quantity of equity awards, as well as the fair market value of our stock may impact the cost of future stock option grants. In general, to the extent that the fair market value of our stock increases, the overall cost of granting these options will also increase. Any changes in the assumptions, judgments and estimates mentioned above could cause our actual stock-based compensation expense to vary, resulting in changes to future earnings. For further details regarding our stock-based compensation see Note 18 to our accompanying consolidated financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.
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
As a multinational corporation, we are subject to complex tax laws and regulations in various jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. We have concluded all U.S. federal income tax matters for years through 2017 and all material state, local and foreign income tax matters for years through 2014. Given the foregoing, our actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional liabilities or potentially to reverse previously recorded tax liabilities.
Deferred tax assets (DTA) and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded against any deferred tax assets when, in the judgment of management, it is more likely than not that all or part of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including recent financial performance, scheduled reversals of temporary differences, projected future taxable income, availability of taxable income in carryback periods and tax planning strategies.
Income taxes are highly susceptible to changes from period to period, requiring management to make assumptions about our future income over the lives of our DTAs and the impact of changes in valuation allowances. Any difference in the assumptions, judgments and estimates mentioned above could results in changes to our results of operations.
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

Business Combinations
We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired, liabilities assumed and noncontrolling interest in the acquired entity, if applicable, are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when market value is not readily available. For intangible assets acquired in a business combination, we typically use the income method. Significant estimates in valuing certain intangible assets include, but are not limited to, the amount and timing of future cash flows, growth rates, discount rates and useful lives. The excess of the purchase price over fair values of identifiable assets, liabilities, and noncontrolling interest in the acquired entity, if applicable, is recorded as goodwill. Should any of the assumptions, judgements or estimates associated with the valuation components change, the fair value of the assets acquired could vary.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. We do not believe our cash equivalents are subject to significant interest rate risk due to their short terms to maturity. As of January 1, 2022, the carrying value of our cash equivalents approximated fair value. We currently do not have any significant risks associated with interest rates fluctuations related to interest expense. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Therefore, declines in interest rates over time will reduce our interest income while increases in interest rates will increase our interest income. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments and interest income of approximately $0.1 million for each $10.0 million in interest-bearing investments.
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
Our primary foreign currency exchange rate exposures are with the Canadian Dollar, Euro, Japanese Yen, Swedish Krona, the British Pound, Mexico Peso, Turkish Lira and Australian Dollar. Foreign currency exchange rates may experience significant volatility from one period to the next. Specifically, during the year ended January 1, 2022, we estimate that fluctuations in the exchange rates between the U.S. Dollar and other foreign currencies, including the Canadian Dollar, the Euro, the British Pound, the Australian Dollar and the South Korean Won, favorably impacted our revenues by $8.2 million. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of January 1, 2022 would have resulted in an estimated reduction of $15.3 million in reported pre-tax income for the year ended January 1, 2022. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
Inflation Risk
We continuously monitor the effects of inflationary factors, such as increases in our cost of goods sold and selling and operating expenses, which may adversely affect our results of operations. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the periods presented. If our costs were to become subject to significant inflationary pressures, we may strategically adjust product pricing to mitigate such inflation risks. However, we may not be able to fully offset the impact of persistent inflation. Our inability or failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 1, 2022.
Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 1, 2022. Their attestation report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of January 1, 2022 is included in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the quarter ended January 1, 2022, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
On February 14, 2022, our wholly owned subsidiary, Masimo Canada ULC, entered into a Purchase and Sale Agreement (Purchase Agreement) with Keltic (Prior) Development Limited Partnership (Vendor) for the purchase of land and a building to be constructed in Vancouver, British Columbia, Canada (Premises) for a purchase price of CAD $123.0 million (plus GST) (Purchase Price), subject to customary adjustments. We have deposited CAD $1.0 million in escrow as an initial deposit (Initial Deposit). Subject to satisfactory completion of our due diligence, we will pay an additional CAD $20.0 million to the Vendor as a further deposit (together with the Initial Deposit, Deposits) thirty (30) days following the execution of the Purchase Agreement. As security for the release of the Deposits to the Vendor, the Vendor will grant us a mortgage on the Premises in the principal amount of CAD $21.0 million (Mortgage), with no payments due under the Mortgage unless there is an event of default by the Vendor. The Mortgage will be fully subordinate to the Vendor’s site specific construction financing and any mezzanine financing related to the development of the Premises, up to a maximum of CAD $85.0 million. The balance of the Purchase Price will be due and payable upon the closing of the transaction (Closing), which is currently expected to occur during the second half of 2024. Further, following the Vendor’s receipt of the first stage of a staged building permit for construction of the building at the Premises, in the event of an uncured material default of the terms of the Purchase Agreement by the Vendor prior to the Closing, we will have the option to purchase the Premises at its then fair market value.
The Purchase Agreement contains customary representations, warranties and covenants of the parties. The Closing is subject to certain customary conditions, including, without limitation: (i) receipt of satisfactory environmental and geotechnical reports with respect to the land; (ii) the Vendor entering into a contract with a general contractor for the construction of the Premises on terms acceptable to us and the Vendor; (iii) receipt of certain regulatory clearances; and (iv) the Vendor’s compliance with all of its obligations under the Purchase Agreement, including delivering the Premises to us in accordance with mutually agreed upon plans and specifications.
We may terminate the Purchase Agreement under certain circumstances, including in the event of material delays in construction or if the Closing does not occur by July 31, 2025, subject to certain exceptions.
The representations, warranties and covenants contained in the Purchase Agreement were made solely for the benefit of the parties to the Purchase Agreement, and may be subject to limitations agreed upon by the contracting parties. Accordingly, the Purchase Agreement is incorporated herein by reference only to provide investors with information regarding the terms of the Purchase Agreement and not to provide investors with any other factual information regarding us or our business, and should be read in conjunction with the disclosures in this Annual Report on Form 10-K and our other filings with the SEC.
The foregoing description of the Purchase Agreement is a summary of certain terms of the Purchase Agreement, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Purchase Agreement, which is filed as Exhibit 10.37 to this Annual Report on Form 10-K and incorporated herein by reference.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2022 (2022 Proxy Statement).
ITEM 11.     EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information contained in the 2022 Proxy Statement.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information contained in the 2022 Proxy Statement.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information contained in the 2022 Proxy Statement.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained in the 2022 Proxy Statement.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The Consolidated Financial Statements of Masimo Corporation and Reports of Grant Thornton LLP, Independent Registered Public Accounting Firm (PCAOB ID 248), are included in a separate section of this Annual Report on Form 10-K beginning on page F-1.
(a)(2) Financial Statement Schedules
The financial statement schedule is included in a separate section of this Annual Report on Form 10-K beginning on page F-1.
(a)(3) Exhibits

Exhibit Number	Description of Document

2.1^
Agreement and Plan of Merger, dated February {15], 2022, by and among Masimo Corporation, Sonic Boom Acquisition Corp., Viper Holdings Corporation, and, solely in its capacity as the Seller Representative, Viper Holdings, LLC (Sound United Series).

3.1(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)

3.2(2)	Second Amended and Restated Bylaws adopted on October 24, 2019 (Exhibit 3.1)

4.1*	Amended Form of Common Stock Certificate

4.2(4)#	Masimo Retirement Savings Plan (Exhibit 4.7)

4.3(20)*	Description of Securities of Masimo Corporation (Exhibit 4.3)

10.1(1)#	Form of Indemnity Agreement between the Registrant and its officers and directors (Exhibit 10.1)

10.2(5)#	Amended and Restated Employment Agreement, dated November 4, 2015, between Joe Kiani and the Registrant (Exhibit 10.1)

10.3(13)	First Amendment to November 4, 2015 Amended and Restated Employment Agreement, dated July 27, 2017, by and between Masimo Corporation and Joe Kiani (Exhibit 10.1)

10.4 (19)	Second Amendment to November 4, 2015 Amended and Restated Employment Agreement, dated January 14, 2022, by and between Masimo Corporation and Joe Kiani (Exhibit 10.1)

10.5(18)#	Offer Letter, dated March 31, 2011 between Tom McClenahan and the Registrant (Exhibit 10.7)

10.6(14)#	Offer Letter, dated September 22, 2017, between the Company and Micah Young (Exhibit 10.1)

10.7(5)#	Restricted Share Unit Award Agreement, dated November 4, 2015, by and between Joe Kiani and the Registrant (Exhibit 10.2)

10.8(5)#	Equity-Holder Non-Competition and Confidentiality Agreement, dated November 4, 2015, by and between Joe Kiani and the Registrant (Exhibit 10.3)

10.9(7)#	Amended and Restated 2007 Severance Protection Plan and Summary Plan Description, effective December 31, 2008 (Exhibit 10.11)

10.10(3)#	Amended and Restated 2007 Severance Protection Plan Agreement, dated November 3, 2014, by and between the Registrant and Tom McClenahan (Exhibit 10.21)

10.11(16)#	Amended and Restated 2007 Severance Protection Plan, Limited Participation Agreement, dated December 12, 2017, by and between the Registrant and Micah Young (Exhibit 10.16)

10.12(1)#	2007 Stock Incentive Plan of the Registrant, and forms of agreements related thereto (Exhibit 10.33)

10.13*#	Masimo Corporation 2017 Equity Incentive Plan (Exhibit 10)

10.14(15)#	Masimo Corporation Executive Bonus Incentive Plan (Appendix D)

10.15(6)+	Manufacturing and Purchase Agreement, dated October 2, 2008, by and between Analog Devices, Inc. and the Registrant (Exhibit 10.21)

10.16(1)+	Purchase Agreement, dated July 26, 2001, between Jabil Circuit, Inc. and the Registrant (Exhibit 10.15)

Exhibit Number	Description of Document

10.17(1)+	Shelter Labor Services Agreement, dated December 27, 2000, between Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant (Exhibit 10.11)

10.18(21)†
Lease Agreement effective as of September 1, 2007, by and among Industrias Asociadas Maquiladoras, S.A. de C.V., Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant, as guarantor (Exhibit 10.23)

10.19(21)†
First Amendment, Lease Agreement effective as of December 17, 2013, by and among Industrias Asociadas Maquiladoras, S.A. de C.V., Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant, as guarantor (Exhibit 10.24)

10.20(1)
Settlement Agreement and Release of Claims, dated January 17, 2006, between Cercacor Laboratories, Inc., Nellcor Puritan Bennett, Inc., Mallinckrodt, Inc., Tyco Healthcare Group LP, Tyco International Ltd., Tyco International (US) Inc. and the Registrant (Exhibit 10.30)

10.21(8)
Second Amendment to the January 17, 2006 Settlement Agreement and Release of Claims, as amended pursuant to the January 24, 2006 Amendment to Settlement Agreement and Release of Claims, dated January 28, 2011, by and among Masimo Corporation, Masimo Laboratories, Inc., Nellcor Puritan Bennett LLC, Mallinckrodt Inc., Tyco Healthcare Group LP and Covidien Inc. (Exhibit 10.1)

10.22(1)	Amended and Restated Cross-Licensing Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (Exhibit 10.34)

10.23(1)	Services Agreement, effective January 1, 2007, between Cercacor Laboratories, Inc. and the Registrant (Exhibit 10.35)

10.24(21)†*
Settlement and Covenant Not to Sue Agreement, entered into as of the Effective Date of November 16, 2015, between Masimo Corporation, Masimo Technologies SARL, and Masimo International SARL and Mindray Medical International, Limited, Shenzhen Mindray Biomedical Electronics Co., Ltd and Mindray DS USA, Inc. (Exhibit 10.29)

10.25(9)	Lease Agreement, dated July 15, 2012, related to the premises at 9600 Jeronimo, between the Registrant and The Irvine Company, LLC (Exhibit 10.45)

10.26(9)	First Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC (Exhibit 10.46)

10.27(3)	Second Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC (Exhibit 10.34)

10.28(9)	Third Amendment to June 22, 2012 Lease Agreement, relating to the premises at 9600 Jeronimo, between the Registrant and Irvine Company, LLC (Exhibit 10.48)

10.29(10)	Single-Tenant Lease, relating to the premises at 9600 Jeronimo, dated as of July 13, 2016, by and between Masimo Corporation and The Irvine Company LLC (Exhibit 10.1)

10.30(11)
Third Amendment to Settlement Agreement and Release of Claims, dated as of September 1, 2016, by and among Masimo Corporation and Cercacor Laboratories, Inc., and Medtronic Plc., Covidien LP, Nellcor Puritan Bennett LLC and Covidien Holdings Inc. (Exhibit 10.1)

10.31(12)+	Settlement Agreement, dated November 5, 2016, by and between Masimo Corporation, Masimo International Technologies SARL and Masimo International SARL and Koninklijke Philips N.V. (Exhibit 10.1)

10.32(18)	Credit Agreement dated as of December 17, 2018, among Masimo Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (Exhibit 10.42)

10.33(17)#	Offer Letter, dated April 17, 2002, between the Company and Bilal Muhsin (Exhibit 10.1)

10.34(17)#	Offer Letter, dated December 15, 2017, between the Company and Tao Levy (Exhibit 10.2)

10.35(17)#	2007 Severance Protection Plan Participation Agreement, dated March 26, 2018, by and between the Company and Bilal Muhsin (Exhibit 10.3)

10.36(17)#	2007 Severance Protection Plan Participation Agreement, dated March 16, 2018, by and between the Company and Tao Levy (Exhibit 10.4)

10.37†*	Purchase and Sale Agreement, dated February 14, 2022, by and between Masimo Canada, ULC and Keltic (Prior) Development Limited Partnership

21.1*	List of Registrant’s Subsidiaries

Exhibit Number	Description of Document

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
___________
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of January 1, 2022 and January 2, 2021, (ii) Consolidated Statements of Operations for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, (iv) Consolidated Statements of Stockholders’ Equity for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, (v) Consolidated Statements of Cash Flows for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, and (vi) Notes to Consolidated Financial Statements.
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

(15)    Incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-33642) filed on April 16, 2020.
(16)    Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed on February 28, 2018. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.
(17)    Incorporated by reference to the exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2018. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(18)    Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed on February 26, 2019. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.
(19) Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on January 14, 2022. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(20) Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed on February 19, 2020. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.
(21) Incorporated by reference to the exhibit to the Registrant’s Annual Report on Form 10-K filed on February 23, 2021. The number given in parentheses indicates the corresponding exhibit number in such Form 10-K.

*    Filed herewith.
#    Indicates management contract or compensatory plan.
+    The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
†    Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) of the type that the Registrant customarily and actually treats as private or confidential The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.
‡    Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.
^    Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to             furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended for any schedule so furnished.

(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.
ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 15, 2022	By:	/s/ JOE KIANI
Joe Kiani Chairman of the Board & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ JOE KIANI	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)	February 15, 2022
Joe Kiani

/s/ MICAH YOUNG	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2022
Micah Young

/s/ H MICHAEL COHEN	Director	February 15, 2022
H Michael Cohen

/s/ ADAM MIKKELSON	Director	February 15, 2022
Adam Mikkelson

/s/ CRAIG REYNOLDS	Director	February 15, 2022
Craig Reynolds

/s/ JULIE A. SHIMER, PH.D.	Director	February 15, 2022
Julie A. Shimer, Ph.D.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
MASIMO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Masimo Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Masimo Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of January 1, 2022 and January 2, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 15, 2022 expressed an unqualified opinion.
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
February 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Masimo Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Masimo Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of January 1, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 1, 2022, and our report dated February 15, 2022 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP
Newport Beach, California
February 15, 2022

MASIMO CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	January 1, 2022	January 2, 2021
ASSETS
Current assets
Cash and cash equivalents	$745,250	$641,447
Trade accounts receivable, net of allowance for credit losses of $2,182 and $1,603 at January 1, 2022 and January 2, 2021, respectively	200,765	141,350
Inventories	201,370	215,952
Other current assets	91,027	102,416
Total current assets	1,238,412	1,101,165
Lease receivable, non-current	73,688	57,666
Deferred costs and other contract assets	28,093	20,076
Property and equipment, net	272,793	272,511
Intangible assets, net	72,502	73,923
Goodwill	100,334	103,206
Deferred tax assets	52,607	39,363
Other non-current assets	48,581	44,642
Total assets	$1,887,010	$1,712,552
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$75,627	$64,061
Accrued compensation	70,835	71,601
Deferred revenue and other contract-related liabilities, current	50,877	44,935
Other current liabilities	70,397	53,239
Total current liabilities	267,736	233,836
Other non-current liabilities	69,029	71,076
Total liabilities	336,765	304,912
Commitments and contingencies (Note 21)
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 55,335 and 55,251 shares issued and outstanding at January 1, 2022 and January 2, 2021, respectively	55	55
Treasury stock, 16,539 and 15,993 shares at January 1, 2022 and January 2, 2021, respectively	(767,655)	(638,736)
Additional paid-in capital	752,513	703,693
Accumulated other comprehensive (loss) income	(5,530)	1,413
Retained earnings	1,570,862	1,341,215
Total stockholders’ equity	1,550,245	1,407,640
Total liabilities and stockholders’ equity	$1,887,010	$1,712,552
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Year Ended January 1, 2022	Year Ended January 2, 2021	Year Ended December 28, 2019
Revenue:
Product	$1,239,153	$1,143,744	$936,408
Royalty and other revenue	—	—	1,429
Total revenue	1,239,153	1,143,744	937,837
Cost of goods sold	430,806	400,679	308,665
Gross profit	808,347	743,065	629,172
Operating expenses:
Selling, general and administrative	395,291	369,057	314,661
Research and development	137,234	118,659	93,295
Litigation awards, settlements/or defense costs	—	(474)	—
Total operating expenses	532,525	487,242	407,956
Operating income	275,822	255,823	221,216
Non-operating (loss) income	(1,442)	7,913	12,950
Income before provision for income taxes	274,380	263,736	234,166
Provision for income taxes	44,733	23,454	37,950
Net income	$229,647	$240,282	$196,216

Net income per share:
Basic	$4.16	$4.39	$3.67
Diluted	$3.98	$4.14	$3.44

Weighted-average shares used in per share calculations:
Basic	55,166	54,700	53,434
Diluted	57,682	58,037	57,100
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended January 1, 2022	Year Ended January 2, 2021	Year Ended December 28, 2019
Net income	$229,647	$240,282	$196,216
Other comprehensive (loss) gain, net of tax:
Foreign currency translation (losses) gains	(6,943)	8,131	(519)
Total comprehensive income	$222,704	$248,413	$195,697
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 29, 2018	53,085	$53	15,255	$(489,026)	$533,164	$(6,199)	$931,073	$969,065
Stock options exercised	851	1	—	—	28,348	—	—	28,349
Restricted/Performance stock units vested	36	—	—	—	—	—	—	—
Shares paid for tax withholding	(1)	—	—	—	(123)	—	—	(123)
Stock-based compensation	—	—	—	—	39,235	—	—	39,235
Repurchases of common stock	(275)	—	275	(37,554)	—	—	—	(37,554)
Net income	—	—	—	—	—	—	196,216	196,216
Adoption of ASU 2016-02	—	—	—	—	—	—	(26,795)	(26,795)
Foreign currency translation adjustment	—	—	—	—	—	(519)	—	(519)
Balance at December 28, 2019	53,696	54	15,530	(526,580)	600,624	(6,718)	1,100,494	1,167,874
Stock options exercised	1,945	1	—	—	63,035	—	—	63,036
Restricted/Performance stock units vested	85	—	—	—	—	—	—	—
Shares paid for tax withholding	(19)	—	7	(1,616)	(2,191)	—	—	(3,807)
Stock-based compensation	—	—	—	—	42,225	—	—	42,225
Repurchases of common stock	(456)	—	456	(110,540)	—	—	—	(110,540)
Net income	—	—	—	—	—	—	240,282	240,282
Adoption of ASU 2016-13	—	—	—	—	—	—	439	439
Foreign currency translation adjustment	—	—	—	—	—	8,131	—	8,131
Balance at January 2, 2021	55,251	55	15,993	(638,736)	703,693	1,413	1,341,215	1,407,640
Stock options exercised	391	—	—	—	20,924	—	—	20,924
Restricted/Performance stock units vested	307	—	—	—	—	—	—	—
Shares paid for tax withholding	(68)	—	—	—	(16,728)	—	—	(16,728)
Stock-based compensation	—	—	—	—	44,624	—	—	44,624
Repurchases of common stock	(546)	—	546	(128,919)	—	—	—	(128,919)
Net income	—	—	—	—	—	—	229,647	229,647
Foreign currency translation adjustment	—	—	—	—	—	(6,943)	—	(6,943)
Balance at January 1, 2022	55,335	$55	16,539	$(767,655)	$752,513	$(5,530)	$1,570,862	$1,550,245
The accompanying notes are an integral part of these consolidated financial statements.

MASIMO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 1, 2022	Year Ended January 2, 2021	Year Ended December 28, 2019
Cash flows from operating activities:
Net income	$229,647	$240,282	$196,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,620	29,300	23,487
Stock-based compensation	44,624	42,225	39,235
Loss on disposal of equipment, intangibles and other assets	479	554	357
Provision for credit losses	815	82	687
Benefit from deferred income taxes	(15,086)	(4,964)	(5,965)
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(60,799)	(2,229)	(23,580)
Decrease (increase) in inventories	13,493	(94,434)	(21,257)
Decrease (increase) in other current assets	6,884	(29,984)	(8,536)
Increase in lease receivable, net	(16,061)	(7,749)	(11,958)
(Increase) decrease in deferred costs and other contract assets	(8,053)	(2,806)	3,308
Decrease (increase) in other non-current assets	57	(1,320)	(226)
Increase in accounts payable	10,988	7,637	9,934
Increase in accrued compensation	47	15,544	5,338
Increase in deferred revenue and other contract-related liabilities	7,110	10,871	7,739
Increase (decrease) in income taxes payable	6,409	(1,301)	4,079
Increase in accrued liabilities	7,793	9,391	746
Increase (decrease) in other non-current liabilities	787	(136)	2,038
Net cash provided by operating activities	264,754	210,963	221,642
Cash flows from investing activities:
Maturities of short-term investments	—	120,000	160,000
Purchases of short-term investments	—	—	(280,000)
Purchases of property and equipment, net	(25,503)	(72,549)	(68,375)
Increase in intangible assets	(9,426)	(7,408)	(4,117)
Business combinations, net of cash acquired	—	(112,706)	—
Deposit to acquire noncontrolling interest	—	(3,374)	—
Other strategic investing activities	(2,600)	(6,750)	(5,189)
Net cash used in investing activities	(37,529)	(82,787)	(197,681)
Cash flows from financing activities:
Proceeds from issuance of common stock	23,241	58,424	28,339
Repurchases of common stock	(128,917)	(110,540)	(37,555)
Payroll tax withholdings on behalf of employees for stock options	(16,728)	(2,191)	(123)
Net cash used in financing activities	(122,404)	(54,307)	(9,339)
Effect of foreign currency exchange rates on cash	(1,448)	3,060	812
Net increase in cash, cash equivalents and restricted cash	103,373	76,929	15,434
Cash, cash equivalents and restricted cash at beginning of period	645,004	568,075	552,641
Cash, cash equivalents and restricted cash at end of period	$748,377	$645,004	$568,075
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
The Company invented Masimo Signal Extraction Technology® (SET®), which provides the capabilities of Measure-through Motion and Low Perfusion™ pulse oximetry to address the primary limitations of conventional pulse oximetry. Over the years, the Company’s product offerings have expanded significantly to also include rainbow® Pulse CO-Oximetry, with its ability to monitor carboxyhemoglobin (SpCO®), methemoglobin (SpMet®), total hemoglobin concentration (SpHb®), fractional arterial oxygen saturation (SpfO2™), Oxygen Content (SpOC™), Pleth Variability Index (PVi®), rainbow® Pleth Variability Index (RPVi™), respiration rate from the pleth (RRp®) and Oxygen Reserve Index (ORi™); as well as acoustic respiration monitoring (RRa®), SedLine® brain function monitoring, NomoLine® capnography and gas monitoring and O3® Regional Oximetry. These technologies are based upon Masimo SET®, rainbow® and other proprietary algorithms and are incorporated into a variety of product platforms depending on customers’ specifications. The Company’s current technology offerings also include remote patient monitoring, connectivity, and hospital automation™ solutions, including Masimo Patient SafetyNet™(1), Masimo Patient SafetyNet™ Surveillance(1), Masimo SafetyNet™, Masimo SafetyNet-Open™, Replica™, Iris®, MyView®, UniView™, Uniview : 60™, Trace™, Masimo Sleep™, Centroid™, and Bridge™. The Company’s technologies are supported by a substantial intellectual property portfolio that the Company has built through internal development and, to a lesser extent, acquisitions and license agreements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and include the accounts of the Company and its wholly-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Periods
The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week fiscal year includes four quarters of 13 weeks while a 53 week fiscal year includes three 13 week fiscal quarters and one 14 week fiscal quarter. The Company’s last 53 week fiscal year was fiscal year 2020. Fiscal year 2021 was a 52 week fiscal year ended January 1, 2022, with the fourth quarter having 13 weeks. All references to years in these notes to consolidated financial statements are references to fiscal years unless otherwise noted.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by contract basis. The Company did not carry financial assets measured under the fair value hierarchy based on any of the three levels of inputs (Level 1, 2 and 3) other than cash and cash equivalents for the years ended January 1, 2022 and January 2, 2021. The Company carries cash and cash equivalents at cost, which approximates fair value, and are Level 1 under the fair value hierarchy.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist of trade receivables recorded at the time of invoicing of product sales, reduced by reserves for estimated bad debts and returns. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on an evaluation of the customer’s financial condition. Collateral is generally not required. The Company records an allowance for credit losses that it does not expect to collect based on relevant information, including historical experience, current conditions, and reasonable and supportable forecasts. Accounts are charged off against the allowance when the Company believes they are uncollectible. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified receivables for U.S. customers and receivables from international customers as a portfolio segment, and measures expected credit losses on such receivables using an aging methodology.
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

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives as follows:

Useful Lives
Buildings and building improvements	7 to 39 years
Computer equipment and software	2 to 12 years
Demonstration units	3 years
Furniture and office equipment	2 to 6 years
Leasehold improvements	Lesser of useful life or term of lease
Machinery, equipment and tooling	3 to 10 years
Transportation, vehicles and other	4 to 20 years
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
The majority of the Company’s royalty and other revenue arose from one agreement that was due and payable quarterly in arrears. An estimate of these royalty revenues was recorded in the period earned based on historical results, adjusted for any new information or trends known to management at the time of estimation. This estimated revenue was adjusted prospectively when the Company received the underlying royalty report, approximately sixty days after the end of the previous quarter. The Company received its final royalty payment from this agreement during the three months ended March 30, 2019. The Company recognized no royalty revenue for the years ended January 1, 2022 and January 2, 2021. For the year ended December 28, 2019, the Company recognized royalty revenue pursuant to this agreement of approximately $0.7 million.
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

Changes in the product warranty accrual were as follows (in thousands):

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Warranty accrual, beginning of period	$2,740	$3,395	$1,910
Accrual for warranties issued	2,219	832	1,715
Changes in pre-existing warranties (including changes in estimates)	(1,439)	196	1,130
Settlements made	(1,033)	(1,683)	(1,360)
Warranty accrual, end of period	$2,487	$2,740	$3,395
Advertising Costs
Advertising costs are expensed as incurred. These costs are included in selling, general and administrative expense in the accompanying consolidated statements of operations. Advertising costs for the years ended January 1, 2022, January 2, 2021 and December 28, 2019 were $9.0 million, $30.8 million and $14.0 million, respectively.
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
Comprehensive Income
Comprehensive income includes foreign currency translation adjustments and any related tax benefits that have been excluded from net income and reflected in equity.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income Per Share
A computation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net income:	$229,647	$240,282	$196,216
Basic net income per share:
Weighted-average shares outstanding - basic	55,166	54,700	53,434
Net income per basic share	$4.16	$4.39	$3.67
Diluted net income per share:
Weighted-average shares outstanding - basic	55,166	54,700	53,434
Diluted share equivalents: stock options, RSUs and PSUs	2,516	3,337	3,666
Weighted-average shares outstanding - diluted	57,682	58,037	57,100
Net income per diluted share	$3.98	$4.14	$3.44
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance stock units (PSUs). For the years ended January 1, 2022, January 2, 2021 and December 28, 2019, weighted options to purchase 0.2 million, 0.4 million and 0.4 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For each of the years ended January 1, 2022, January 2, 2021 and December 28, 2019, certain RSUs were considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of January 1, 2022, January 2, 2021 and December 28, 2019, 2.7 million of weighted average shares related to such RSUs have been excluded from the calculation of potential shares. For additional information with respect to these RSUs, please see “Employment and Severance Agreements” in Note 21 to these consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Cash paid during the year for:
Interest expense	$285	$270	$211
Income taxes	43,947	39,491	42,270
Operating lease liabilities	7,306	6,276	6,676

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities(1)	$6,042	$15,387	$26,484

Non-cash investing activities:
Unpaid purchases of property and equipment	$—	$2,053	$6,686
Settlement of promissory note receivable in connection with business combination	—	5,100	—

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$694	$3,011	$14
Fair value of common stock received for payment of stock option exercise price	—	1,616	—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$745,250	$641,447	$567,687
Restricted cash	3,127	3,557	388
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$748,377	$645,004	$568,075
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
Recently Adopted Accounting Pronouncements
In June 2016, the (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). Subsequent to the issuance of ASU 2016-13, the FASB clarified the guidance through several ASUs. The collective new guidance (Accounting Standards Codification (ASC) 326) generally requires entities to use a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity recognizes an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect. The entity’s estimate considers relevant information about past events, current conditions, and reasonable and supportable forecasts. The Company’s adoption of this standard, effective December 29, 2019, did not have a material impact on its consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections–Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates (ASU 2019-07). The new standard aligns the guidance in various sections of the codification with the requirements of certain already effective Securities and Exchange Commission final rules. ASU 2019-07 is effective immediately and was adopted upon issuance. The Company’s adoption of this standard did not have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other–Internal–Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). The new standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company early adopted this standard during the three months ended September 28, 2019, and such adoption did not have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The new standard adds and modifies certain disclosure requirements for fair value measurements including when entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will need to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company early adopted this standard during the three months ended September 28, 2019, and such adoption did not have a material impact on its consolidated financial statements.
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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The new standard allows a reclassification for certain stranded tax effects from accumulated other comprehensive income to retained earnings, and requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for annual and interim periods beginning after December 15, 2018. The Company adopted this standard during the three months ended March 30, 2019, and such adoption did not have a material impact on its consolidated financial statements.
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). The standard simplifies the accounting for income taxes by removing exceptions to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. In addition, the standard requires that an entity recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction and reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and specifies that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; however, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority. The Company’s adoption of this standard, effective as of January 3, 2021, did not have a material impact on its consolidated financial statements.
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
In November 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). The standard requires companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This creates an exception to the general recognition and measurement principle in ASC 805. ASU 2021-08 is effective for annual reporting periods beginning after December 15, 2022, and for interim periods within those years, and should be adopted prospectively. Early adoption is permitted. The Company’s early adoption of this standard, effective January 3, 2021, did not have a material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). The standard provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). Entities can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. ASU 2020-04 is effective beginning on March 12, 2020, and the Company may elect to apply this standard prospectively through December 31, 2022. The relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (ASU 2021-01). The standard clarified the scope and application of the original guidance. ASU No. 2021-01 is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842), Lessors-Certain Leases with Variable Lease Payments (ASU 2021-05). This standard amends the original ASU No. 2016-02 lease standard by requiring lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses at lease commencement if they were classified as sales-type. ASU 2021-05 is effective for annual reporting periods beginning after December 15, 2021, and for interim periods within those years, and may be adopted either prospectively or on a retrospective basis for leases that commenced or were modified after the date of initial adoption of ASC 842. Early adoption is permitted.
The Company is adopting this standard prospectively, and is currently evaluating the expected impact of this standard on its consolidated financial statements. Upon adoption, the Company anticipates that, among other things, the classification of certain new leases for which the Company is the lessor will change from sales-type leases to operating leases when evaluated at the time of lease commencement. As a result, the equipment costs associated with such new operating leases will initially be deferred and subsequently amortized to expense over the term of the lease, rather than being immediately recognized upon lease commencement. Similarly, revenue associated with such new operating leases will be recognized over the term of the lease, rather than being immediately recognized on the date of the lease commencement. The Company currently expects to complete its assessment of the full financial impact of this new standard during the next three months.
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
The Company is a party to the following agreements with Cercacor:
•Cross-Licensing Agreement - The Company and Cercacor are parties to a cross-licensing agreement (Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities payable to Cercacor arising under the Cross-Licensing Agreement were $13.5 million, $13.3 million and $12.1 million for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively. The Company had sales to Cercacor in the amount of $0.1 million, less than $0.1 million and less than $0.1 million for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively.
•Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.3 million, $0.3 million and $0.2 million for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively.
~~•~~Lease and Sublease Agreements - Effective December 14, 2019, the Company entered into a new lease agreement with Cercacor for approximately 34,000 of square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Cercacor Lease). The term of the Cercacor Lease expires on December 31, 2024. In March 2016, the Company entered into a sublease agreement with Cercacor for approximately 16,830 square feet of excess office and laboratory space located at 40 Parker, Irvine, California (Cercacor Sublease). The Cercacor Sublease began on May 1, 2016 and expired on December 15, 2019. The Company recognized approximately $1.2 million, $1.1 million and $0.4 million of combined lease and sublease income for the years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively.
Net amounts due to Cercacor were approximately $3.5 million and $3.6 million as of January 1, 2022 and January 2, 2021, respectively.

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. In addition, the Company’s Executive Vice President (EVP), Chief Financial Officer (CFO) serves as the Treasurer of the Masimo Foundation and the Company’s EVP, General Counsel and Corporate Secretary serves as the Secretary for the Masimo Foundation. For the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, the Company made cash contributions of approximately $0.0 million, $1.5 million and $1.0 million, respectively, to the Masimo Foundation. In addition, for each of the years ended January 1, 2022, January 2, 2021 and December 28, 2019, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services.
The Company’s CEO is also a co-founder and a member of the board of directors of Like Minded Media Ventures (LMMV), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. The Company entered into a marketing service agreement with LMMV for audiovisual production services promoting brand awareness, including television commercials and digital advertising, during 2020. During the fiscal years ended January 1, 2022 and January 2, 2021, the Company incurred less than $0.1 million and approximately $3.5 million in marketing expenses to LMMV under the marketing service agreement, respectively. At January 1, 2022 and January 2, 2021, there were no amounts due to LMMV for services rendered.
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
The Company maintains an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. During the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, the Company charged the Company’s CEO less than $0.1 million, less than $0.1 million and $0.1 million, respectively, related to such reimbursements.
4. Inventories
Inventories consist of the following (in thousands):

	January 1, 2022	January 2, 2021
Raw materials	$128,319	$133,098
Work-in-process	17,140	15,985
Finished goods	55,911	66,869
Total Inventories	$201,370	$215,952

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Other Current Assets
Other current assets consist of the following (in thousands):

	January 1, 2022	January 2, 2021
Prepaid expenses	$30,879	$30,235
Lease receivable, current	28,666	23,206
Indirect taxes receivable	12,847	14,545
Prepaid income taxes	7,009	14,782
Restricted cash(1)	3,041	3,397
Prepaid rebates and royalties	2,785	3,081
Customer notes receivable	2,410	2,283
Deposits to acquire noncontrolling interest(2)	—	3,374
Other current assets	3,390	7,513
Total other current assets	$91,027	$102,416
______________
(1)     Restricted cash includes funds received from the Bill and Melinda Gates Foundation. As the Company incurs costs associated with research and development related to this project, on a quarterly basis, the Company reclasses amounts from the grant to offset costs incurred.
(2)     During the fourth quarter of 2020, the Company obtained a controlling interest in a provider of advanced hemodynamic monitoring solutions. During the first quarter of 2021, the Company acquired the remaining noncontrolling interest. The impact of the noncontrolling interest is immaterial in all periods presented.
6. Lease Receivable
Upon the Company’s adoption of ASC 842, the Company recognizes revenue and costs, as well as a lease receivable, at the time the lease commences pursuant to deferred equipment agreements containing embedded sales-type leases. Lease revenue related to both operating-type and sales-type leases for the years ended January 1, 2022 and January 2, 2021 was approximately $59.4 million and $42.6 million, respectively, and is included within product revenue in the accompanying consolidated statements of operations. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold. See “Recently Adopted Accounting Pronouncements” in Note 2 to these consolidated financial statements for additional information related to the Company’s adoption of ASC 842.
Lease receivable consists of the following (in thousands):

	January 1, 2022	January 2, 2021
Lease receivable	$102,609	$81,074
Allowance for credit loss	(255)	(202)
Lease receivable, net	102,354	80,872
Less: current portion of lease receivable	(28,666)	(23,206)
Lease receivable, noncurrent	$73,688	$57,666

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 1, 2022, estimated future maturities of customer sales-type lease receivables for each of the following fiscal years are as follows (in thousands):

Fiscal year	Amount
2022	$28,666
2023	24,297
2024	20,552
2025	14,428
2026	7,993
Thereafter	6,418
Total	$102,354
Estimated future operating lease payments expected to be received from customers under deferred equipment agreements are not material as of January 1, 2022.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following (in thousands):

	January 1, 2022	January 2, 2021
Deferred commissions	$11,878	$7,477
Prepaid contract allowances	8,598	7,336
Unbilled contract receivables	4,970	3,925
Equipment leased to customers, net	2,647	1,338
Deferred costs and other contract assets	$28,093	$20,076
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019, $0.5 million, $0.4 million and $1.0 million, respectively, of equipment leased to customers was amortized to cost of goods sold. As of January 1, 2022 and January 2, 2021, accumulated amortization of equipment leased to customers was $0.5 million and $0.9 million, respectively.
8. Property and Equipment, net
Property and equipment, net, consists of the following (in thousands):

	January 1, 2022	January 2, 2021
Building and building improvements	$142,132	$122,310
Machinery, equipment and tooling	103,451	90,843
Land	57,027	57,151
Transportation, vehicles and other	33,082	33,175
Computer equipment and software	32,450	24,693
Leasehold improvements	21,894	19,295
Furniture and office equipment	14,200	13,567
Demonstration units	949	1,024
Construction-in-progress (CIP)	25,109	44,589
Total property and equipment	430,294	406,647
Accumulated depreciation	(157,501)	(134,136)
Property and equipment, net	$272,793	$272,511

MASIMO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balance in CIP at January 1, 2022 relates primarily to the capitalized implementation costs related to a new enterprise resource planning software system and costs related to equipment and other facility improvements, the underlying assets for which have not been completed or placed into service. The decrease in CIP balance from January 2, 2021 primarily relates to the Company’s European headquarters building in Switzerland being placed into service along with a phase of the new enterprise resource planning software system for certain subsidiaries being placed into service.
The balance in CIP at January 2, 2021 related primarily to acquisition and improvement costs for a portion of a purchased building in Switzerland, capitalized implementation costs related to a new enterprise resource planning software system and costs related to manufacturing equipment and other facility improvements globally, the underlying assets for which have not been completed or placed into service.
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019, depreciation expense of property and equipment was $25.3 million, $21.8 million and $19.1 million, respectively.
On February 14, 2022, our wholly owned subsidiary, Masimo Canada ULC, entered into a Purchase and Sale Agreement (Purchase Agreement) with Keltic (Prior) Development Limited Partnership for the purchase of a property in Vancouver, British Columbia, Canada for a purchase price of CAD 123.0 million (plus GST), (Purchase Price) subject to certain adjustments. We have deposited CAD 1.0 million in escrow as an initial deposit. Subject to satisfactory completion of our due diligence, we will pay an additional CAD 20.0 million to the Vendor as an additional deposit, collectively the deposits, thirty (30) days following the execution of the Purchase Agreement. The balance of the Purchase Price will be due and payable upon the closing of the transaction, which is currently expected to occur during the second half of 2024.
9. Intangible Assets, net
Intangible assets, net, consist of the following (in thousands):

	January 1, 2022	January 2, 2021
Gross carrying amount
Patents	$31,513	$26,875
Acquired technologies	28,371	29,039
Customer relationships	24,624	24,666
Trademarks	12,210	11,708
Licenses	8,108	5,108
Licenses-related party	7,500	7,500
Other	6,203	5,693
Total gross carrying amount	$118,529	$110,589
Accumulated amortization
Patents	$(13,222)	$(10,763)
Acquired technologies	(7,668)	(5,259)
Customer relationships	(7,381)	(6,486)
Trademarks	(6,127)	(3,999)
Licenses-related party	(5,969)	(5,594)
Licenses	(1,975)	(1,247)
Other	(3,685)	(3,318)
Total accumulated amortization	(46,027)	(36,666)
Net carrying amount	$72,502	$73,923
Intangible assets have a weighted-average amortization period of twelve years. For the years ended January 1, 2022, January 2, 2021 and December 28, 2019, amortization of intangible assets was $10.3 million, $7.5 million and $4.4 million, respectively.
As of January 1, 2022 and January 2, 2021, the total costs of patents not yet amortizing was $9.0 million and $8.2 million, respectively. As of January 1, 2022 and January 2, 2021, the total costs of trademarks not yet amortizing was $1.0 million and $0.9 million, respectively.

For the years ended January 1, 2022 and January 2, 2021, total renewal costs capitalized for patents and trademarks was $1.5 million and $1.3 million, respectively. As of January 1, 2022, the weighted-average number of years until the next renewal was two years for patents and three years for trademarks.
During the first quarter of 2020, the Company completed an immaterial business combination. Based on the Company’s purchase price allocation, approximately $15.5 million, $2.6 million and $1.7 million of the purchase price was assigned to customer relationships, acquired technologies and trademarks, respectively.
During the second quarter of 2020, the Company completed another immaterial business combination. Based on the Company’s purchase price allocation, approximately $6.3 million, $2.4 million, $0.4 million and $0.3 million of the purchase price was assigned to acquired technologies, trademarks, customer relationships and other intangibles, respectively.
During the fourth quarter of 2020, the Company obtained a controlling interest in a provider of advanced hemodynamic monitoring solutions. Based on the Company’s purchase price allocation, approximately $14.0 million, $2.3 million, $1.0 million and $1.0 million of the purchase price was assigned to acquired technologies, trademarks, customer relationships and other intangibles, respectively. Subsequently, during the first quarter of 2021, the Company acquired the remaining minority interest. See Note 14 to these consolidated financial statements for further details.
Estimated amortization expense for each of the next fiscal years is as follows (in thousands):

Fiscal year	Amount
2022	$8,242
2023	8,138
2024	7,674
2025	6,864
2026	5,930
Thereafter	35,654
Total	$72,502
10. Goodwill
Changes in goodwill were as follows (in thousands):

	January 1, 2022	January 2, 2021
Goodwill, beginning of period	$103,206	$22,350
Increase from business combinations	—	79,862
Foreign currency translation and other adjustments	(2,872)	994
Goodwill, end of period	$100,334	$103,206
During the first quarter of 2020, the Company completed an immaterial business combination. Based on the Company’s purchase price allocation for this transaction, approximately $31.4 million of the purchase price was assigned to goodwill.
During the second quarter of 2020, the Company completed another immaterial business combination. Based on the Company’s purchase price allocation for this transaction, approximately $26.7 million of the purchase price was assigned to goodwill.
During the fourth quarter of 2020, the Company obtained a controlling interest in a provider of advanced hemodynamic monitoring solutions. Based on the Company’s purchase price allocation, approximately $21.8 million of the purchase price was assigned to goodwill. During the first quarter of fiscal 2021, the Company acquired the remaining minority interest. See Note 14 to these consolidated financial statements for further details.
11. Lessee ROU Assets and Lease Liabilities
The Company leases certain facilities in North and South America, Europe, the Middle East and Asia-Pacific regions under operating lease agreements expiring at various dates through January 2032. In addition, the Company leases equipment in the U.S. and Europe pursuant to leases that are classified as operating leases and expire at various dates through August 2026. The majority of these leases are non-cancellable and generally do not contain any material restrictive covenants, material residual value guarantees or other material guarantees. The Company recognizes lease costs under these agreements using a straight-line method based on total lease payments. Certain facility leases contain predetermined price escalations and in some cases renewal options, the longest of which is for five years.
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of January 1, 2022, the weighted average discount rate used by the Company for all operating leases was approximately 2.6%.
The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows (in thousands):

	Balance sheet classification	January 1, 2022	January 2, 2021
Lessee ROU assets, net	Other non-current assets	$30,486	$32,324

Lessee current lease liabilities	Other current liabilities	6,371	5,975
Lessee non-current lease liabilities	Other non-current liabilities	26,290	28,373
Total operating lease liabilities		$32,661	$34,348
For the years ended January 1, 2022 and January 2, 2021, accumulated amortization for lessee ROU assets was $15.2 million and $9.2 million, respectively. The weighted average remaining lease term for the Company’s operating leases was 6.4 years as of January 1, 2022.
As of January 1, 2022, estimated future operating lease payments for each of the following fiscal years were as follows (in thousands):

Fiscal year	Amount
2022	$7,411
2023	6,685
2024	5,235
2025	3,991
2026	2,804
Thereafter(1)	9,442
Total	35,568
Imputed interest	(2,907)
Present value	$32,661
______________
(1)     Includes optional renewal period for certain leases.
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019, the Company’s operating lease costs were approximately $8.2 million, $6.9 million and $6.8 million, respectively.
12. Other Non-Current Assets
Other assets, long-term consist of the following (in thousands):

	January 1, 2022	January 2, 2021
Lessee ROU assets, net	$30,486	$32,324
Strategic investments	13,830	8,002
Prepaid deposits	3,863	3,816
Other non-current assets	402	500
Total non-current assets	$48,581	$44,642

13. Deferred Revenue and Other Contract Liabilities
Deferred revenue and other contract liabilities consist of the following (in thousands):

	January 1, 2022	January 2, 2021
Deferred revenue	$35,127	$33,221
Accrued rebates and allowances	13,628	12,127
Accrued customer reimbursements	7,424	3,829
Total deferred revenue and other contract liabilities	56,179	49,177
Less: Non-current portion of deferred revenue	(5,302)	(4,242)
Deferred revenue and other contract liabilities - current	$50,877	$44,935
Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize the revenue. These amounts primarily relate to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements and maintenance agreements.
Changes in deferred revenue for the year ended January 1, 2022 were as follows:

Amount
Deferred revenue, beginning of the period	$33,221
Revenue deferred during the period	31,133
Recognition of revenue deferred in prior periods	(29,227)
Deferred revenue, end of the period	$35,127
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
As of January 1, 2022, the Company had approximately $1,165.1 million of Unrecognized Contract Revenue related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately $318.0 million of this amount as revenue within the next twelve months and the remaining balance thereafter.
The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially.

14. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	January 1, 2022	January 2, 2021
Accrued indirect taxes payable	$16,302	$14,365
Accrued expenses	12,061	6,794
Income tax payable	11,996	5,910
Accrued legal fees	7,136	4,058
Lessee lease liabilities, current	6,371	5,975
Related party payables	5,618	3,655
Accrued warranty	2,487	2,740
Accrued property taxes	1,989	1,682
Accrued donations	1,707	495
Noncontrolling interest(1)	—	3,469
Other current liabilities	4,730	4,096
Total other current liabilities	$70,397	$53,239
______________
(1)     During the fourth quarter of 2020, the Company obtained a controlling interest in a provider of advanced hemodynamic monitoring solutions. The noncontrolling interest of the acquiree was recorded within other current liabilities as of January 2, 2021, as the noncontrolling interest shares were mandatorily redeemable. During the first quarter of 2021, the Company acquired the remaining noncontrolling interest. The impact of the noncontrolling interest is immaterial in all periods presented.
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
Pursuant to the terms of the Credit Facility, the Company is subject to certain covenants, including financial covenants related to a net leverage ratio and an interest charge coverage ratio, and other customary negative covenants. The Credit Facility also includes customary events of default which, upon the occurrence of any such event of default, provide the Lenders with the right to take either or both of the following actions: (a) immediately terminate the commitments, and (b) declare the loans then outstanding immediately due and payable in full. As of January 1, 2022 and January 2, 2021, the Credit Facility had no outstanding draws and as of January 1, 2022, the Credit Facility had $1.7 million of outstanding letters of credit. The Company was in compliance with all covenants under the Credit Facility as of January 1, 2022.
The Company incurred total combined interest expense of $0.3 million, $0.3 million and $0.3 million for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively, under its current and previous credit facilities.

16. Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	January 1, 2022	January 2, 2021
Lessee non-current lease liabilities	$26,290	$28,373
Income tax payable, non-current	16,980	19,245
Unrecognized tax benefits	14,864	11,777
Deferred tax liabilities	5,112	6,247
Other non-current liabilities	5,783	5,434
Total other non-current liabilities	$69,029	$71,076
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
17. Stock Repurchase Program
In July 2018, the Company’s Board of Directors (Board) approved a stock repurchase program, authorizing the Company to purchase up to 5.0 million additional shares of its common stock over a period of up to three years (2018 Repurchase Program). A total of 1.3 million shares were purchased by the Company pursuant to the 2018 Repurchase Program prior to its expiration in September 2021.
In October 2021, the Board approved a new stock repurchase program, authorizing the Company to purchase up to 3.0 million shares of its common stock over a period of up to three years (2021 Repurchase Program). The 2021 Repurchase Program became effective in October 2021 upon the expiration of the 2018 Repurchase Program. The Company expects to fund the 2021 Repurchase Program through its available cash, cash expected to be generated from future operations, the Credit Facility and other potential sources of capital. The 2021 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. As of January 1, 2022, 3.0 million shares remained available for repurchase pursuant the 2021 Repurchase Program.
The following table provides a summary of the Company’s stock repurchase activities during the years ended January 1, 2022, January 2, 2021 and December 28, 2019 (in thousands, except per share amounts):

	Years Ended
	January 1, 2022		January 2, 2021		December 28, 2019
Shares repurchased	546	(1)	456	(1)	275
Average cost per share	$235.88		$242.40		$136.61
Value of shares repurchased	128,919		$110,540		$37,554
______________
(1)     Excludes shares withheld from the shares of its common stock actually issued in connection with the vesting of PSU or RSU awards to satisfy certain U.S. federal and state tax withholding obligations.
18. Stock-Based Compensation
Total stock-based compensation expense for the years ended January 1, 2022, January 2, 2021 and December 28, 2019 was $44.6 million, $42.2 million and $39.2 million, respectively. As of January 1, 2022, an aggregate of 10.6 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 4.4 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.

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
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted-average exercise prices):

	Year Ended January 1, 2022		Year Ended January 2, 2021		Year Ended December 28, 2019
	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
Options outstanding, beginning of period	3,448	$77.44	5,212	$54.23	5,676	$43.61
Granted	85	250.15	400	187.83	545	140.56
Canceled/Forfeited	(171)	149.11	(219)	126.98	(158)	83.14
Exercised	(391)	53.55	(1,945)	32.41	(851)	33.32
Options outstanding, end of period	2,971	$81.38	3,448	$77.44	5,212	$54.23
Options exercisable, end of period	2,175	$57.09	2,026	$47.31	3,311	$33.80
Total stock option expense for the years ended January 1, 2022, January 2, 2021 and December 28, 2019 was $13.0 million, $16.1 million, and $14.8 million, respectively. As of January 1, 2022, the Company had $27.0 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted average period of approximately 5.1 years.

The number and weighted-average exercise price of outstanding and exercisable stock options segregated by exercise price ranges (in thousands, except range of exercise prices and remaining contractual life) were as follows:

	Year Ended January 1, 2022			Year Ended January 2, 2021
	Options Outstanding		Options Exercisable	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life	Number of Options	Number of Options	Average Remaining Contractual Life	Number of Options
$15.00 to $50.00	1,426	3.33	1,426	1,696	4.14	1,518
$50.01 to $80.00	31	4.75	29	42	5.80	26
$80.01 to $120.00	805	5.81	544	910	6.83	408
$120.01 to $160.00	356	7.36	124	476	8.41	74
$160.01 to $200.00	226	8.18	41	255	9.17	—
$200.01 to $230.00	29	8.54	5	37	9.50	—
$230.01 to $280.00	98	8.97	6	32	9.53	—
Total	2,971	5.11	2,175	3,448	5.90	2,026
As of January 1, 2022 and January 2, 2021, the weighted-average remaining contractual term of options outstanding was 5.1 years and 5.9 years, respectively. As of January 1, 2022 and January 2, 2021, the weighted average remaining contractual term of options exercisable with an exercise price less than the closing price of the Company’s common stock was 4.3 years and 4.7 years, respectively.
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted average grant date fair value amounts):

	Year Ended January 1, 2022		Year Ended January 2, 2021		Year Ended December 28, 2019
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,862	$99.66	2,797	$96.85	2,707	$95.54
Granted	112	257.43	98	193.77	100	133.57
Canceled/Forfeited	(23)	204.33	(6)	165.03	(3)	133.50
Vested	(35)	163.71	(27)	134.78	(7)	99.05
RSUs outstanding, end of period	2,916	$104.13	2,862	$99.66	2,797	$96.85
Total RSU expense for the years ended January 1, 2022, January 2, 2021 and December 28, 2019 was $9.0 million, $5.7 million and $2.8 million, respectively. As of January 1, 2022, the Company had $26.6 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 3.5 years, excluding any contingent compensation expense related to certain RSUs that were granted to the Company’s Chairman and CEO in connection with the amendment and restatement of his employment agreement. See “Employment and Severance Agreements” in Note 21 to these consolidated financial statements for further details on the CEO’s employment agreement.

PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted average grant date fair value amounts):

	Year Ended January 1, 2022			Year Ended January 2, 2021		Year Ended December 28, 2019
	Units		Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
PSUs outstanding, beginning of period	444		$120.28	412	$102.22	313	$88.34
Granted	148	(1)	250.73	97	179.42	128	133.50
Canceled/Forfeited	(17)		166.84	(7)	122.13	—	—
Vested	(272)		86.95	(58)	90.69	(29)	90.69
PSUs outstanding, end of period	303		$168.68	444	$120.28	412	$102.22
(1) On February 22, 2021, the Audit Committee approved the weighted payout percentage for the 2018 PSU awards (three-year performance period), which were based upon the Company’s actual fiscal year 2020 performance against pre-established performance objectives. Included in the granted amount are those additional PSUs earned based on actual performance achieved. These PSUs were originally awarded at target.
During the year ended December 28, 2019, the Company awarded 128,000 PSUs that will vest three years from the award date based on the achievement of certain fiscal year 2021 performance criteria approved by the Compensation Committee of the Board (Compensation Committee). If earned, the PSUs granted will vest at the time the achievement level of the performance criteria is determined by the Compensation Committee. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 128,000 PSUs or 256,000 shares. On February 14, 2022, the Audit Committee determined that the performance criteria were achieved within the range.
During the year ended January 2, 2021, the Company awarded 97,000 PSUs that will vest three years from the award date, based on the achievement of certain fiscal year 2022 performance criteria approved by the Compensation Committee. If earned, the PSUs granted will vest upon achievement of the performance criteria after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 97,000 PSUs or 194,000 shares.
During the year ended January 1, 2022, the Company awarded 69,000 PSUs that will vest three years from the award date, based on the achievement of certain fiscal year 2023 performance criteria approved by the Compensation Committee. If earned, the PSUs granted will vest upon achievement of the performance criteria after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 69,000 PSUs or 138,000 shares.
Based on management’s estimate of the number of units expected to vest, total PSU expense for the years ended January 1, 2022, January 2, 2021 and December 28, 2019 was $22.6 million, $20.4 million and $21.6 million, respectively. As of January 1, 2022, the Company had $33.5 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 0.8 years.

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
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Year Ended January 1, 2022	Year Ended January 2, 2021	Year Ended December 28, 2019
Risk-free interest rate	0.3% to 0.9%	0.2% to 1.7%	1.4% to 2.6%
Expected term	5.1 years to 5.6 years	5.1 years to 5.1 years	5.1 years to 5.2 years
Estimated volatility	30.9% to 34.7%	26.9% to 35.5%	28.2% to 30.0%
Expected dividends	0%	0%	0%
Weighted-average fair value of options granted	$75.72 per share	$51.10 per share	$42.29 per share
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
Estimated volatility. The estimated volatility is the amount by which the Company’s share price is expected to fluctuate during a period. The Company’s estimated volatilities for fiscal years 2021, 2020 and 2019 are based on historical and implied volatilities of the Company’s share price over the expected term of the option.
Expected dividends. The Board may from time to time declare, and the Company may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law. Any determination to declare and pay dividends will be made by the Board and will depend upon the Company’s results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by the Board. In the event a dividend is declared, there is no assurance with respect to the amount, timing or frequency of any such dividends. The dividend declared in 2012 was deemed to be a special dividend and there is no assurance that special dividends will be declared again during the expected term. Based on this uncertainty and unknown frequency, for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, no dividend rate was used in the assumptions to calculate the stock-based compensation expense.
The Company has elected to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award, net of forfeitures. Forfeitures of stock-based awards are recognized as they occur. The total fair value of all options that vested during fiscal years 2021, 2020 and 2019 was $15.2 million, $15.1 million and $14.2 million, respectively.
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding, with an exercise price less than the closing price of the Company’s common stock, as of January 1, 2022 was $628.1 million. The aggregate intrinsic value of options exercisable, with an exercise price less than the closing price of the Company’s common stock, as of January 1, 2022 was $512.5 million. The aggregate intrinsic value of options exercised during the years ended January 1, 2022, January 2, 2021 and December 28, 2019 was $84.7 million, $355.3 million and $93.9 million, respectively.
The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation expense was $16.4 million, $30.4 million and $15.7 million for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively.

The following table presents the total stock-based compensation expense that is included in each functional line item of the consolidated statements of operations (in thousands):

	Year Ended January 1, 2022	Year Ended January 2, 2021	Year Ended December 28, 2019
Cost of goods sold	$839	$714	$445
Selling, general and administrative	31,315	31,462	30,450
Research and development	12,470	10,049	8,340
Total	$44,624	$42,225	$39,235
19. Non-operating (Loss) Income
Non-operating income consists of the following (in thousands):

	Year Ended January 1, 2022	Year Ended January 2, 2021	Year Ended December 28, 2019
Interest income	$936	$5,534	$13,917
Realized and unrealized foreign currency (loss) gain	(1,863)	2,631	(627)
Interest expense	(355)	(338)	(328)
Other	(160)	86	(12)
Total non-operating (loss) income	$(1,442)	$7,913	$12,950
20. Income Taxes
The components of income before provision for income taxes are as follows (in thousands):

	Year Ended January 1, 2022	Year Ended January 2, 2021	Year Ended December 28, 2019
United States	$221,225	$214,816	$181,664
Foreign	53,155	48,920	52,502
Total	$274,380	$263,736	$234,166
The following table presents the current and deferred provision (benefit) for income taxes (in thousands):

	Year Ended January 1, 2022	Year Ended January 2, 2021	Year Ended December 28, 2019
Current:
Federal	$38,166	$13,901	$30,218
State	7,069	6,444	5,273
Foreign	14,584	8,073	8,424
Subtotal	$59,819	$28,418	$43,915
Deferred:
Federal	$(4,884)	$1,354	$(3,732)
State	(6,054)	(6,191)	(1,985)
Foreign	(4,148)	(127)	(248)
Subtotal	(15,086)	(4,964)	(5,965)
Total	$44,733	$23,454	$37,950
Included in the fiscal year 2021, 2020 and 2019 tax provisions are increases of $3.6 million, $0.2 million and $1.8 million, respectively, for tax and accrued interest related to uncertain tax positions for each fiscal year.

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended January 1, 2022	Year Ended January 2, 2021	Year Ended December 28, 2019
Statutory regular federal income tax rate	21.0%	21.0%	21.0%
State provision, net of federal benefit	0.3	0.1	1.1
Nondeductible executive compensation	2.1	1.8	2.1
Research and development tax credits	(1.8)	(2.2)	(1.1)
Foreign income taxed at different rates	(0.3)	(1.0)	(1.7)
U.S. tax on foreign income, net	0.9	1.0	0.1
Excess stock-based compensation	(5.5)	(10.4)	(6.0)
Derecognition of uncertain tax position	(1.0)	(2.2)	—
Other	0.6	0.8	0.7
Total	16.3%	8.9%	16.2%
During the year ended December 28, 2019, the Company completed its analysis of the income tax effects of the Tax Cuts and Jobs Act of 2017 (2017 Tax Act) and, pursuant to Staff Accounting Bulletin No. 118, recorded an adjustment of approximately $0.9 million to reduce its previously estimated accrual based on additional information and guidance that became available with respect to the application of certain provisions of the 2017 Tax Act. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered. As future guidance is issued, the Company may make adjustments to amounts that it has previously recorded that may materially impact its provision for income taxes in the period in which such adjustments are made.
As of January 1, 2022, the Company has accumulated undistributed earnings generated by its foreign subsidiaries of approximately $267.1 million. Because such earnings have previously been subject to U.S. tax, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of its foreign investments would generally be limited to foreign withholding and state taxes. The Company considers $86.5 million of these accumulated undistributed earnings as no longer permanently reinvested and has accrued foreign withholding and state taxes, net of estimated foreign tax credits, of $1.6 million. The Company intends, however, to indefinitely reinvest the remaining $180.6 million of earnings. If the Company decides to distribute such permanently reinvested earnings, the Company would accrue estimated additional income tax expense of up to approximately $8.6 million.

The components of the deferred tax assets are as follows (in thousands):

	January 1, 2022	January 2, 2021
Deferred tax assets:
Deferred revenue	$26,139	$19,769
Net operating losses	9,494	19,140
Accrued liabilities	19,165	16,534
Tax credits	13,079	9,398
Stock-based compensation	8,919	8,385
Operating lease assets	5,696	5,782
Other	—	—
Total	82,492	79,008
Valuation allowance	(6,524)	(15,660)
Total deferred tax assets	$75,968	$63,348

Deferred tax liabilities:
Property and equipment	$(12,966)	$(12,818)
Acquired intangibles	(2,649)	(5,465)
Operating lease liabilities	(5,436)	(5,429)
Withholding taxes on undistributed foreign earnings	(2,829)	(3,108)
State taxes and other	(4,265)	(2,302)
Other	(440)	(1,110)
Total deferred tax liabilities	(28,585)	(30,232)
Net deferred tax assets	$47,383	$33,116
As of January 1, 2022, the Company has $1.6 million and $2.9 million of net operating losses from federal and various state jurisdictions, which will begin to expire in 2036 and 2039, respectively. Additionally, the Company has $29.2 million of net operating losses from foreign jurisdictions which will carryover indefinitely. The Company also has state research and development tax credits of $19.2 million that will carry forward indefinitely and $0.3 million of Canadian investment tax credits on research and development expenditures that will begin to expire in 2033. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. In making this determination, the Company considered all available positive and negative evidence, including scheduled reversals of liabilities, projected future taxable income, tax planning strategies and recent financial performance.
During the year ended January 2, 2021, the Company established a valuation allowance to reduce the deferred tax assets relating to certain acquired operating losses in certain foreign jurisdictions that the Company believes are not likely to be realized. During the year ended January 1, 2022, there was a decrease in the valuation allowance of $9.1 million primarily due to the loss of certain acquired operating losses as a result of an internal reorganization.
As a result of certain business and employment actions undertaken by the Company, income earned in a certain European country is subject to a reduced tax rate through 2022, which, upon meeting certain requirements, can be extended through 2026. For the year ended January 1, 2022 and January 2, 2021, the estimated income tax benefit related to such business arrangement was $1.0 million and $0.9 million, respectively, and favorably impacted net income per diluted share by $0.02 for each year.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended January 1, 2022	Year Ended January 2, 2021
Unrecognized tax benefits (gross), beginning of period	$18,005	$17,009
Increase from tax positions in prior period	543	471
Decrease from tax position in prior period	(850)	—
Increase from tax positions in current period	7,019	6,565
Lapse of statute of limitations	(3,069)	(6,040)
Unrecognized tax benefits (gross), end of period	$21,648	$18,005
The amount of unrecognized benefits which, if ultimately recognized, could favorably affect the tax rate in a future period was $19.8 million and $16.3 million as of January 1, 2022 and January 2, 2021, respectively. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next 12 months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next 12 months cannot be made at this time.
For the years ended January 1, 2022 and December 28, 2019, the Company recorded an expense of $0.1 million and $0.8 million for interest and penalties related to unrecognized tax benefits as part of income tax expense, respectively. For the year ended January 2, 2021, the Company recorded a benefit of $0.5 million for interest and penalties related to unrecognized tax benefits as part of income tax expense.
Total accrued interest and penalties related to unrecognized tax benefits as of January 1, 2022 and January 2, 2021 were $0.8 million and $0.7 million, respectively.
The Company conducts business in multiple jurisdictions, and as a result, one or more of the Company’s subsidiaries files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2017. All material state, local and foreign income tax matters have been concluded for years through 2014.
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
21. Commitments and Contingencies
Employee Retirement Savings Plan
The Company sponsors a qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $3.4 million, $3.2 million and $2.5 million to the MSRP for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively, all in the form of matching contributions. In addition, the Company sponsors various defined contribution plans in certain locations outside of the United States, the contributions to which were not material for any period.

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
As of January 1, 2022, the expense related to the Award Shares and Cash Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement was approximately $292.9 million.
On January 14, 2022, the Company entered into the Second Amendment to the Amended Employment Agreement (the “Second Amendment”) with Mr. Kiani. The Second Amendment provides that the RSUs granted to Mr. Kiani pursuant to the Amended Employment Agreement will vest in full upon the termination of Mr. Kiani’s employment with the Company pursuant to Mr. Kiani’s death or disability. As of January 14, 2022, the expense related to the Award Shares and Cash Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Restated Employment Agreement was approximately $664.3 million.
As of January 1, 2022, the Company had severance plan participation agreements with five executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, which became effective on July 19, 2007 and which was amended effective December 31, 2008.
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
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $170.2 million of purchase commitments as of January 1, 2022, that are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies and to achieve better pricing.

Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of January 1, 2022, the Company had approximately $3.5 million in outstanding unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of January 1, 2022, the Company had not incurred any significant costs related to contractual indemnification of its customers.
On February 15, 2022, we announced our entry into a definitive merger agreement to acquire Viper Holdings Corporation, which owns Sound United (“Sound United”), a consumer technology company that owns a portfolio of premium brands, including Bowers & Wilkins, Denon, Polk Audio and Marantz. Pursuant to the merger agreement, the Company will pay approximately $1.025 billion, subject to adjustments. The transaction is subject to customary closing conditions, including receipt of certain regulatory approvals, and is anticipated to close in the middle of 2022. The Company expects to finance the acquisition through a combination of cash on hand and new credit facility. The Company received a debt commitment letter for a credit facility in the amount of $800 million and expects to secure this financing in the event the pending acquisition closes.Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash in time deposits with major financial institutions. As of January 1, 2022, the Company had $745.3 million of bank balances of which $5.1 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the years ended January 1, 2022, January 2, 2021 and December 28, 2019, revenue from the sale of the Company’s products to customers that are members of GPOs approximated 51.9%, 49.3% and 55.3% of total product revenue, respectively.
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019, the Company had sales through two just-in-time distributors that represented 14.6% and 9.6%, 11.5% and 10.1%, and 11.1% and 13.0% of total product revenue, respectively. As of January 1, 2022 and January 2, 2021, one just-in-time distributor represented 7.4% and 6.7% of the Company’s accounts receivable balance, respectively.
As of January 1, 2022 and January 2, 2021, one customer represented 15.7% and 9.1%, respectively, of the Company’s accounts receivable balance. The receivable balance related to such customer is fully secured by letters of credit.
The majority of the Company’s historical royalty revenue arose from one agreement with Medtronic plc (Medtronic). For the years ended January 1, 2022 and January 2, 2021, the Company recognized no royalty revenue pursuant to this agreement. For the year ended December 28, 2019, the Company recognized royalty revenue pursuant to this agreement of $0.7 million. Pursuant to the agreement, Medtronic is not obligated to pay royalties to the Company for its sales occurring after October 6, 2018.
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
On January 9, 2020, the Company filed a complaint against Apple Inc. (Apple) in the District Court for infringement of a number of patents, for trade secret misappropriation, and for ownership and correction of inventorship of a number of Apple patents listing one of its former employees as an inventor. Apple filed petitions for Inter Partes review of the asserted patents in the U.S. Patent and Trademark Office (PTO). The PTO has instituted Inter Partes review of the asserted patents. On October 13, 2020, the District Court stayed the patent infringement claims pending completion of the Inter Partes review proceedings. On February 5, 2021, the Company filed a fourth amended complaint. On February 26, 2021, Apple filed a partial motion to dismiss the trade secrets claim in the fourth amended complaint. On April 21, 2021, the District Court issued an order granting in part and denying in part the motion to dismiss. On May 5, 2021, Apple filed its answer to the fourth amended complaint. On December 7, 2021, Apple filed a motion for partial summary judgment on the trade secrets claim, which is currently pending. The Company is seeking damages, injunctive relief, and declaratory judgment regarding ownership of the Apple patents.
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

The following schedule presents an analysis of the Company’s product revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Year Ended January 1, 2022		Year Ended January 2, 2021		Year Ended December 28, 2019
Geographic area by destination:
United States (U.S.)	$822,410	66.4%	$763,069	66.7%	$636,371	68.0%
Europe, Middle East and Africa	251,839	20.3	238,681	20.9	183,363	19.6
Asia and Australia	123,595	10.0	103,756	9.1	87,961	9.4
North and South America (excluding U.S.)	41,309	3.3	38,238	3.3	28,713	3.0
Total product revenue	$1,239,153	100.0%	$1,143,744	100.0%	$936,408	100.0%
The Company’s consolidated long-lived assets (tangible non-current assets) by geographic area are (in thousands, except percentages):

	Year Ended January 1, 2022		Year Ended January 2, 2021		Year Ended December 28, 2019
Long-lived assets by geographic area:
United States	$239,394	86.9%	$238,094	86.9%	$216,650	98.5%
International	36,046	13.1	35,755	13.1	3,276	1.5
Total	$275,440	100.0%	$273,849	100.0%	$219,926	100.0%

Schedule II
MASIMO CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
Years ended January 1, 2022, January 2, 2021 and December 28, 2019
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Expense and Other Accounts		Amounts Charged Against Reserve	Balance at End of Period
Year ended January 1, 2022
Allowance for credit losses	$1,805	$728	(1)	$(96)	$2,437
Allowance for sales returns and allowances	1,222	(953)	(1)	(104)	165
Year ended January 2, 2021
Allowance for credit losses	2,206	128	(1)	(529)	1,805
Allowance for sales returns and allowances	700	814	(1)	(292)	1,222
Year ended December 28, 2019
Allowance for credit losses	1,535	1,021		(350)	2,206
Allowance for sales returns and allowances	432	1,696		(1,428)	700
______________
(1)     Additions charged to expense and other accounts include amounts from immaterial business combinations.