Form 10-Q
period 2022-04-02
MASIMO CORP
filed 2022-05-03
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)						Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class					Number of Shares Outstanding as of April 2, 2022
Common stock, $0.001 par value					55,504,374

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED APRIL 2, 2022

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par values)

	April 2, 2022	January 1, 2022
ASSETS
Current assets
Cash and cash equivalents	$720,108	$745,250
Trade accounts receivable, net of allowance for credit losses of $2,528 and $2,182 at April 2, 2022 and January 1, 2022, respectively	199,876	200,765
Inventories	213,485	201,370
Other current assets	91,273	91,027
Total current assets	1,224,742	1,238,412
Lease receivable, non-current	73,922	73,688
Deferred costs and other contract assets	33,033	28,093
Property and equipment, net	299,544	272,793
Intangible assets, net	72,278	72,502
Goodwill	99,328	100,334
Deferred tax assets	51,328	52,607
Other non-current assets	54,621	48,581
Total assets	$1,908,796	$1,887,010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$87,453	$75,627
Accrued compensation	49,930	70,835
Deferred revenue and other contract liabilities, current	48,735	50,877
Other current liabilities	68,193	70,397
Total current liabilities	254,311	267,736
Other non-current liabilities	72,347	69,029
Total liabilities	326,658	336,765
Commitments and contingencies - (Note 21)
Stockholders’ equity
Preferred stock, $0.001 par value; 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 55,504 and 55,335 shares issued and outstanding at April 2, 2022 and January 1, 2022, respectively	56	55
Treasury stock, 16,539 and 16,539 shares at April 2, 2022 and January 1, 2022, respectively	(767,655)	(767,655)
Additional paid-in capital	740,735	752,513
Accumulated other comprehensive loss	(8,455)	(5,530)
Retained earnings	1,617,457	1,570,862
Total stockholders’ equity	1,582,138	1,550,245
Total liabilities and stockholders’ equity	$1,908,796	$1,887,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	April 2, 2022	April 3, 2021
Revenue	$304,241	$299,043
Cost of goods sold	99,477	102,168
Gross profit	204,764	196,875
Operating expenses:
Selling, general and administrative	108,900	96,700
Research and development	36,119	34,511
Total operating expenses	145,019	131,211
Operating income	59,745	65,664
Non-operating loss	(608)	(737)
Income before provision for income taxes	59,137	64,927
Provision for income taxes	12,542	11,544
Net income	$46,595	$53,383

Net income per share:
Basic	$0.84	$0.97
Diluted	$0.81	$0.92

Weighted-average shares used in per share calculations:
Basic	55,420	55,200
Diluted	57,310	57,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net income	$46,595	$53,383
Other comprehensive income, net of tax:
Unrealized losses from foreign currency translation adjustments	(2,925)	(2,884)
Total comprehensive income	$43,670	$50,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)
	Three Months Ended April 2, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	55,335	$55	16,539	$(767,655)	$752,513	$(5,530)	$1,570,862	$1,550,245
Stock options exercised	53	—	—	—	2,729	—	—	2,729
Restricted/Performance stock units vested	228	—	—	—	—	—	—	—
Shares paid for tax withholding	(112)	1	—	—	(25,376)	—	—	(25,375)
Stock-based compensation	—	—	—	—	10,869	—	—	10,869
Net income	—	—	—	—	—	—	46,595	46,595
Foreign currency translation adjustment	—	—	—	—	—	(2,925)	—	(2,925)
Balance at April 2, 2022	55,504	$56	16,539	$(767,655)	$740,735	$(8,455)	$1,617,457	$1,582,138

	Three Months Ended April 3, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 2, 2021	55,251	$55	15,993	$(638,736)	$703,693	$1,413	$1,341,215	$1,407,640
Stock options exercised	61	—	—	—	2,886	—	—	2,886
Restricted/Performance stock units vested	303	—	—	—	—	—	—	—
Shares paid for tax withholding	(68)	—	—	—	(16,691)	—	—	(16,691)
Stock-based compensation	—	—	—	—	12,708	—	—	12,708
Repurchases of common stock	(547)	—	547	(128,917)	—	—	—	(128,917)
Net income	—	—	—	—	—	—	53,383	53,383
Foreign currency translation adjustment	—	—	—	—	—	(2,884)	—	(2,884)
Balance at April 3, 2021	55,000	$55	16,540	$(767,653)	$702,596	$(1,471)	$1,394,598	$1,328,125
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	April 2, 2022	April 3, 2021
Cash flows from operating activities:
Net income	$46,595	$53,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,134	8,493
Stock-based compensation	10,869	12,708
Loss on disposal of equipment, intangibles and other assets	215	29
Provision for credit losses	495	49
Changes in operating assets and liabilities:
Decrease in accounts receivable	402	6,823
Increase in inventories	(12,357)	(915)
(Increase) decrease in other current assets	(1,432)	16,326
Increase in lease receivable, net	(236)	(919)
Increase in deferred costs and other contract assets	(14,889)	(1,307)
Increase in other non-current assets	(50)	(77)
Increase (decrease) in accounts payable	9,179	(599)
Decrease in accrued compensation	(20,698)	(23,343)
Decrease in accrued liabilities	(3,536)	(5,813)
Increase (decrease) in income tax payable	1,312	(303)
Decrease in deferred revenue and other contract-related liabilities	(1,781)	(5,308)
(Decrease) increase in other non-current liabilities	(64)	33
Net cash provided by operating activities	23,158	59,260
Cash flows from investing activities:
Purchases of property and equipment, net	(20,479)	(8,903)
Increase in intangible assets	(2,460)	(1,572)
Other strategic investing activities	(850)	—
Net cash used in investing activities	(23,789)	(10,475)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,153	5,756
Payroll tax withholdings on behalf of employees for vested equity awards	(25,376)	(16,691)
Repurchases of common stock	—	(128,917)
Net cash used in financing activities	(22,223)	(139,852)
Effect of foreign currency exchange rates on cash	(2,505)	279
Net decrease in cash, cash equivalents and restricted cash	(25,359)	(90,788)
Cash, cash equivalents and restricted cash at beginning of period	748,378	645,004
Cash, cash equivalents and restricted cash at end of period	$723,019	$554,216
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of the Company
Masimo Corporation (the Company) is a global medical technology company that develops, manufactures and markets a variety of noninvasive monitoring technologies and hospital automation solutions. The Company’s mission is to improve patient outcomes and reduce the cost of patient care. The Company’s patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software and/or cables. The Company primarily sells its products to hospitals, emergency medical service providers, home care providers, long-term care facilities, physician offices, veterinarians and consumers through its direct sales force, distributors and original equipment manufacturers (OEM) partners.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of January 1, 2022 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (fiscal year 2021), filed with the SEC on February 15, 2022. The results for the three months ended April 2, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 (fiscal year 2022) or for any other interim period or for any future year.
Fiscal Periods
The Company follows a conventional 52/53 week fiscal year. Under a conventional 52/53 week fiscal year, a 52 week fiscal year includes four quarters of 13 weeks while a 53 week fiscal year includes three 13 week fiscal quarters and one 14 week fiscal quarter. The Company’s last 53 week fiscal year was fiscal year 2020. Fiscal year 2022 is a 52 week fiscal year ending December 31, 2022. All references to years in these notes to condensed consolidated financial statements are fiscal years unless otherwise noted.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by-contract basis. The Company did not carry financial assets measured under the fair value hierarchy based on any of the three levels of inputs (Level 1, 2 and 3) other than cash and cash equivalents during either the three months ended April 2, 2022 or April 3, 2021. The Company carries cash and cash equivalents at cost, which approximates fair value, and are Level 1 under the fair value hierarchy.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist of trade receivables recorded at the time of invoicing of product sales, reduced by reserves for estimated bad debts and returns. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on an evaluation of the customer’s financial condition. Collateral is generally not required. The Company records an allowance for credit losses that it does not expect to collect based on relevant information, including historical experience, current conditions, and reasonable and supportable forecasts. Accounts are charged off against the allowance when the Company believes they are uncollectible. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified receivables for U.S. customers and receivables from international customers each as a portfolio, and measures expected credit losses on such receivables using an aging methodology.

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
Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives as follows:

Useful Lives
Buildings and building improvements	7 to 39 years
Computer equipment and software	2 to 12 years
Demonstration units	3 years
Furniture and office equipment	2 to 6 years
Leasehold improvements	Lesser of useful life or term of lease
Machinery, equipment and tooling	3 to 10 years
Operating lease assets	Lesser of useful life or term of lease
Transportation, vehicles and other	4 to 20 years
The Company classifies assets subject to operating leases within property, plant, and equipment, which are presented net of accumulated depreciation. Land is not depreciated and construction-in-progress is not depreciated until placed in service. Normal repair and maintenance costs are expensed as incurred, whereas significant improvements that materially increase values or extend useful lives are capitalized and depreciated over the remaining estimated useful lives of the related assets. Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss on the sale or retirement is recognized in income.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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
The Company generally recognizes revenue following a single, principles-based five-step model to be applied to all contracts with customers and generally provides for the recognition of revenue in an amount that reflects the consideration to which the Company expects to be entitled, net of allowances for estimated returns, discounts or sales incentives, as well as taxes collected from customers that are remitted to government authorities, when control over the promised goods or services are transferred to the customer. Revenue from fixed lease payments related to equipment supplied under sales-type lease arrangements is recognized once control over the equipment is transferred to the customer, while revenue related to equipment supplied under operating lease arrangements with fixed lease payments is recognized on a straight-line basis over the term of the lease and variable lease payments are recognized as they occur.
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
Sales under deferred equipment agreements are generally structured such that the Company agrees to provide certain monitoring-related equipment, software, installation, training and/or warranty support at no up-front charge in exchange for the customer’s commitment to purchase sensors over the term of the agreement, which generally ranges from three years to six years. The Company allocates contract consideration under deferred equipment agreements containing fixed annual sensor purchase commitments to the underlying lease and non-lease components at contract inception. In determining whether any underlying lease components are related to a sales-type lease or an operating lease, the Company evaluates the customer’s rights and ability to control the use of the underlying equipment throughout the contract term, including any equipment substitution rights retained by the Company, as well as the Company’s expectations surrounding potential contract/lease extensions or renewals and the customer’s likelihood to exercise any purchase options. Beginning January 2, 2022, for contracts that contain variable lease payments, the Company also classifies as operating leases components that would result in a day one selling loss should they be otherwise classified as a sales-type lease. Revenue allocable to non-lease performance obligations is generally recognized as such non-lease performance obligations are satisfied. Revenue allocable to lease components under sales-type lease arrangements is generally recognized when control over the equipment is transferred to the customer. Revenue allocable to lease components under operating lease arrangements is generally recognized over the term of the operating lease. The Company generally does not expect to derive any significant value in excess of such asset’s unamortized book value from equipment underlying its operating lease arrangements after the end of the agreement.
Revenue from the sale of products to end-user hospitals, emergency medical response organizations, other direct customers, distributors and OEM customers, is recognized by the Company when control of such products transfer to the customer based upon the terms of the contract or underlying purchase order.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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
Shipping and Handling Costs and Fees
All shipping and handling costs are expensed as incurred and are recorded as a component of cost of goods sold in the accompanying condensed consolidated statements of operations. Charges for shipping and handling billed to customers are included as a component of revenue.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Changes in the warranty accrual were as follows (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Warranty accrual, beginning of period	$2,487	$2,740
Accrual for warranties issued	2,229	1,112
Changes in pre-existing warranties (including changes in estimates)	(2,162)	(733)
Settlements made	(93)	(406)
Warranty accrual, end of period	$2,461	$2,713
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
Net Income Per Share
A computation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended
	April 2, 2022	April 3, 2021
Net income	$46,595	$53,383
Basic net income per share:
Weighted-average shares outstanding - basic	55,420	55,200
Net income per basic share	$0.84	$0.97
Diluted net income per share:
Weighted-average shares outstanding - basic	55,420	55,200
Diluted share equivalents: stock options, RSUs and PSUs	1,890	2,701
Weighted-average shares outstanding - diluted	57,310	57,901
Net income per diluted share	$0.81	$0.92
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance share units (PSUs). For the three months ended April 2, 2022 and April 3, 2021, weighted options to purchase 0.6 million and 0.2 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs are considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Since such events had not occurred and were not considered probable of occurring as of each of April 2, 2022 and April 3, 2021, 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares for each of the three month periods then ended.
Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Cash paid during the year for:
Interest expense	$90	$66
Income taxes	5,802	1,118
Operating lease liabilities	2,075	1,763

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities	$8,320	$3,316

Non-cash investing activities:
Unpaid purchases of property and equipment	$5,683	$1,608
Unpaid strategic investments	2,300	—
Deposit release to acquire noncontrolling interest(1)	—	3,374

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$270	$142

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$720,108	$551,992
Restricted cash	2,911	2,224
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$723,019	$554,216
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
Recently Adopted Accounting Pronouncements
In July 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-05, Leases (Topic 842), Lessors - Certain Leases with Variable Lease Payments (ASU 2021-05). The new standard amends the original ASU No. 2016-02 lease standard by requiring lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses at lease commencement if they were classified as sales-type. ASU 2021-05 is effective for annual reporting periods beginning after December 15, 2021, and for interim periods within those years, and may be adopted either prospectively or on a retrospective basis for leases that commenced or were modified after the date of initial adoption of ASC 842.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
On January 2, 2022, the Company adopted ASU 2021-05 prospectively for leases that commenced or were modified on or after the date of adoption. As a result, certain leases which would have previously been classified as lease receivables (sales-type leases) were classified as operating leases, as they were determined to have variable lease payments that do not depend on an index or rate and would have selling losses at lease commencement. For leases that are classified as operating leases, the Company recorded these operating lease assets within property, plant, and equipment, net of accumulated depreciation. The equipment costs associated with such new operating leases were initially deferred and will subsequently be amortized over the lease term on a straight-line basis, rather than being immediately recognized upon lease commencement. Similarly, revenue associated with such new operating leases is now being recognized over the term of the lease, rather than being immediately recognized at the date of the lease commencement. See Notes 6, 8 and 13 of these condensed consolidated financial statements for further details.
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
In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (ASU 2021-01). The standard clarified the scope and application of the original guidance. ASU 2021-01 is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company is currently evaluating the expected impact of this standard, but does not expect it to have a material impact on its consolidated financial statements upon adoption.
3. Related Party Transactions
The Company’s Chairman and Chief Executive Officer (CEO) is also the Chairman and CEO of Cercacor Laboratories, Inc. (Cercacor). The Company is a party to the following agreements with Cercacor:
•Cross-Licensing Agreement - The Company and Cercacor are parties to a cross-licensing agreement (Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities payable to Cercacor arising under the Cross-Licensing Agreement were $3.5 million for each of the three months ended April 2, 2022 and April 3, 2021.
•Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.1 million and less than $0.1 million for the three months ended April 2, 2022 and April 3, 2021 respectively.
•Lease and Agreement - Effective December 2019, the Company entered into a lease agreement with Cercacor for approximately 34,000 square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Cercacor Lease). The term of the Cercacor Lease expires on December 31, 2024. The Company recognized approximately $0.3 million of lease income for each of the three months ended April 2, 2022 and April 3, 2021.
Net amounts due to Cercacor at April 2, 2022 and January 1, 2022 were approximately $3.1 million and $3.5 million, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. In addition, the Company’s Executive Vice President (EVP), Chief Financial Officer (CFO) serves as the Treasurer of the Masimo Foundation and the Company’s EVP, General Counsel and Corporate Secretary serves as the Secretary for the Masimo Foundation. During the three months ended April 2, 2022 and April 3, 2021, the Company made $1.0 million and no cash contributions to the Masimo Foundation, respectively. During the three months ended April 2, 2022 and April 3, 2021, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services.
The Company’s CEO is also a co-founder and a member of the board of directors of Like Minded Media Ventures (LMMV), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. In 2020, the Company entered into a marketing service agreement with LMMV for audiovisual production services promoting brand awareness, including television commercials and digital advertising. During the three months ended April 2, 2022 and April 3, 2021, the Company incurred no marketing expenses to LMMV under the marketing service agreement. At April 2, 2022 and January 1, 2022, there was no amount due to LMMV for services rendered.
In 2021, the Company entered into a software license and professional services agreement with Like Minded Labs (LML), a subsidiary of LMMV. Pursuant to the software license agreement, LML granted the Company a perpetual, non-exclusive and fully paid-up right and license to integrate LML’s software into the Company’s products in exchange for a $3.0 million one-time license fee. Pursuant to the professional services agreement, LML will provide professional services to the Company, including the development of custom software intended to support the integration of the licensed software into the Company’s products, as well as future support services upon the Company’s acceptance of deliverables.
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
The Company maintains an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. For each of the three months ended April 2, 2022 and April 3, 2021, the Company charged the Company’s CEO less than $0.1 million related to such disbursements.
4. Inventories
Inventories consist of the following (in thousands):

	April 2, 2022	January 1, 2022
Raw materials	$142,533	$128,319
Work-in-process	16,377	17,140
Finished goods	54,575	55,911
Total inventories	$213,485	$201,370

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
5. Other Current Assets
Other current assets consist of the following (in thousands):

	April 2, 2022	January 1, 2022
Prepaid expenses	$35,679	$30,879
Lease receivable, current	28,633	28,666
Indirect taxes receivable	13,527	12,847
Prepaid rebates and royalties, current	4,447	2,785
Restricted cash(1)	2,826	3,041
Prepaid income taxes	1,883	7,009
Customer notes receivable	1,239	2,410
Other current assets	3,039	3,390
Total other current assets	$91,273	$91,027
______________
(1)     Restricted cash includes funds received from the Bill and Melinda Gates Foundation. As the Company incurs costs associated with research and development related to this project, on a quarterly basis, the Company reclasses amounts from the grant to offset costs incurred.
6. Lease Receivable
Effective January 2, 2022, the Company adopted ASU 2021-05 prospectively to leases that commenced or were modified on or after the date of adoption, resulting in the Company recording these operating lease assets within property, plant, and equipment, net of accumulated depreciation. The equipment costs associated with such new operating leases were initially deferred and will subsequently be amortized over the lease term on a straight-line basis.
The Company recognizes revenue and costs, as well as a sales-type lease receivable, at the time the lease commences pursuant to deferred equipment agreements containing embedded leases. Lease revenue related to both operating and sales-type leases for the three months ended April 2, 2022 and April 3, 2021 was approximately $13.0 million and $10.0 million, respectively, and is included within revenue in the accompanying condensed consolidated statements of operations. Overall, lease revenue represented less than 5% of the Company’s consolidated revenue for all periods presented. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying condensed consolidated statements of operations.
For operating leases with payments that change over time, the requirement to recognize lease revenue on a straight-line basis may generate an operating lease receivable or deferred operating lease revenue to be recorded on the Company’s balance sheet. As of April 2, 2022 and January 1, 2022, the Company did not have any operating lease receivables. The Company recorded deferred revenue related to operating leases, see Note 13 of these condensed consolidated financial statements for further details.
Sales-type lease receivables consists of the following (in thousands):

	April 2, 2022	January 1, 2022
Lease receivable, gross	$102,817	$102,609
Allowance for credit loss	(262)	(255)
Lease receivable, net	102,555	102,354
Less: lease receivable, current	(28,633)	(28,666)
Lease receivable, non-current	$73,922	$73,688

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of April 2, 2022, estimated future maturities of customer sales-type lease receivables and operating lease payments for each of the following fiscal years are as follows (in thousands):

Fiscal year	Future Lease Receivables/Payments
	Sales-Type Leases	Operating Leases
2022 (balance of year)	$21,887	$926
2023	25,614	1,224
2024	21,994	1,153
2025	16,096	1,099
2026	9,279	928
Thereafter	7,685	2,021
Total	102,555	$7,351
Less: imputed interest(1)	—
Present value of total lease payments	$102,555
______________
(1)    The calculation of the rates implicit in the leases resulted in negative discount rates. Therefore, the Company as a lessor used a 0% discount rate to measure the net investment in the lease.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following (in thousands):

	April 2, 2022	January 1, 2022
Deferred commissions	$13,313	$11,878
Prepaid contract allowances	11,796	8,598
Unbilled contract receivables	6,324	4,970
Deferred equipment agreements, net	1,600	2,647
Deferred costs and other contract assets	$33,033	$28,093

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
8. Property and Equipment, net
Property and equipment, net, consists of the following (in thousands):

	April 2, 2022	January 1, 2022
Building and building improvements	$142,303	$142,132
Machinery, equipment and tooling	107,122	103,451
Land	57,368	57,027
Computer equipment and software	33,517	32,450
Transportation, vehicles and other	33,053	33,082
Leasehold improvements	22,405	21,894
Furniture and office equipment	14,276	14,200
Operating lease assets(1)	9,930	—
Demonstration units	869	949
Construction-in-progress (CIP)	42,534	25,109
Total property and equipment	463,377	430,294
Accumulated depreciation	(163,833)	(157,501)
Property and equipment, net	$299,544	$272,793
______________
(1)     Effective January 2, 2022, the Company adopted ASU 2021-05, resulting in the Company recording these operating lease assets within property, plant, and equipment.
For the three months ended April 2, 2022 and April 3, 2021, depreciation expense of property and equipment was $6.5 million and $6.0 million, respectively. For the three months ended April 2, 2022 and April 3, 2021, depreciation expense of operating lease assets was $0.2 million and $0.0 million, respectively.
On February 14, 2022, our wholly owned subsidiary, Masimo Canada ULC, entered into a Purchase and Sale Agreement (Purchase Agreement) with Keltic (Prior) Development Limited Partnership for the purchase of a property in Vancouver, British Columbia, Canada for a purchase price of CAD 123.0 million (plus GST) (Purchase Price), subject to certain adjustments. We have paid CAD 21.0 million as a deposit for the purchase. The balance of the Purchase Price will be due and payable upon the closing of the transaction, which is currently expected to occur during the second half of 2024.
The balance in CIP at April 2, 2022 relates primarily to costs associated with the Vancouver facility project (as mentioned above) and capitalized implementation costs related to a new enterprise resource planning software system, the underlying assets for which have not been completed or placed into service.
The balance in CIP at January 1, 2022 relates primarily to the capitalized implementation costs related to a new enterprise resource planning software system and costs related to equipment and other facility improvements, the underlying assets for which have not been completed or placed into service.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
9. Intangible Assets, net
Intangible assets, net, consist of the following (in thousands):

	April 2, 2022	January 1, 2022
Patents	$31,459	$31,513
Acquired technologies	28,213	28,371
Customer relationships	24,614	24,624
Trademarks	12,558	12,210
Licenses	8,698	8,108
Licenses-related party	7,500	7,500
Other	7,000	6,203
Total intangible assets	120,042	118,529
Accumulated amortization	(47,764)	(46,027)
Intangible assets, net	$72,278	$72,502
Intangible assets have a weighted-average amortization period of twelve years. Total amortization expense for each of the three months ended April 2, 2022 and April 3, 2021 was $2.5 million, respectively.
Total renewal costs for patents and trademarks for the three months ended April 2, 2022 and April 3, 2021 were $0.4 million and $0.2 million, respectively. As of April 2, 2022, the weighted-average number of years until the next renewal was two years for patents and six years for trademarks.
Estimated amortization expense for each of the next fiscal years is as follows (in thousands):

Fiscal year	Amount
2022 (balance of year)	$9,142
2023	7,894
2024	7,471
2025	6,507
2026	5,610
Thereafter	35,654
Total	$72,278
10. Goodwill
Changes in goodwill were as follows (in thousands):

Three Months Ended April 2, 2022
Goodwill, beginning of period	$100,334
Foreign currency translation adjustment	(1,006)
Goodwill, end of period	$99,328

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
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of April 2, 2022, the weighted-average discount rate used by the Company for all operating leases was approximately 2.6%.
The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows (in thousands):

	Balance sheet classification	April 2, 2022	January 1, 2022
Lessee ROU assets	Other non-current assets	$36,509	$30,486

Lessee current lease liabilities	Other current liabilities	8,077	6,371
Lessee non-current lease liabilities	Other non-current liabilities	30,824	26,290
Total operating lease liabilities		$38,901	$32,661
As of April 2, 2022 and January 1, 2022, accumulated amortization for lessee ROU assets was $16.5 million and $15.2 million, respectively. The weighted-average remaining lease term for the Company’s operating leases was 5.8 years as of April 2, 2022.
As of April 2, 2022, estimated future operating lease payments for each of the following fiscal years were as follows (in thousands):

Fiscal year	Amount
2022 (balance of year)	$6,919
2023	8,982
2024	7,707
2025	5,825
2026	3,216
Thereafter(1)	9,383
Total	42,032
Less: imputed interest	(3,131)
Present value of total lease payments	$38,901
______________
(1)     Includes optional renewal period for certain leases.
During the three months ended April 2, 2022 and April 3, 2021, operating lease costs were approximately $2.4 million and $1.9 million, respectively.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
12. Other Non-Current Assets
Other non-current assets consist of the following (in thousands):

	April 2, 2022	January 1, 2022
Lessee ROU assets, net	$36,509	$30,486
Strategic investments	13,832	13,830
Prepaid deposits and other	3,887	3,863
Other non-current assets	393	402
Total non-current assets	$54,621	$48,581
13. Deferred Revenue and Other Contract Liabilities, Current
Deferred revenue and other contract liabilities consist of the following (in thousands):

	April 2, 2022	January 1, 2022
Deferred revenue	$32,245	$35,127
Accrued rebates and allowances	14,881	13,628
Accrued customer reimbursements	7,249	7,424
Total deferred revenue and other contract liabilities	54,375	56,179
Less: Non-current portion of deferred revenue	(5,640)	(5,302)
Deferred revenue and other contract liabilities - current	$48,735	$50,877
Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize the revenue. These amounts primarily related to undelivered equipment, sensors and services under deferred equipment agreements, the timing of payments related to equipment delivered under operating leases, extended warranty agreements and maintenance agreements.
Changes in deferred revenue were as follows (in thousands):

Three Months Ended April 2, 2022
Deferred revenue, beginning of the period	$35,127
Revenue deferred during the period	5,416
Recognition of revenue deferred in prior periods	(8,298)
Deferred revenue, end of the period	$32,245
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
As of April 2, 2022, the Company had approximately $1,208.9 million of Unrecognized Contract Revenue related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately $337.4 million of this amount as revenue within the next twelve months and the remaining balance thereafter.
The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
14. Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	April 2, 2022	January 1, 2022
Accrued indirect taxes payable	$13,245	$16,302
Income tax payable	13,238	11,996
Accrued expenses	11,865	12,061
Lessee lease liabilities, current	8,077	6,371
Accrued legal fees	7,846	7,136
Related party payables	3,218	5,618
Accrued warranty	2,461	2,487
Accrued property taxes	2,112	1,989
Accrued donations	1,607	1,707
Other current liabilities	4,524	4,730
Total other current liabilities	$68,193	$70,397
15. Credit Facility
Until April 11, 2022 the Company maintained a credit agreement (Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, and Bank of the West, a Lender (collectively, the Lenders). The Credit Facility provided for up to $150.0 million of unsecured borrowings, with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity up to $550.0 million in the future with the Lenders and additional lenders, as required. The Credit Facility also provided for a sublimit of up to $25.0 million for the issuance of letters of credit and a sublimit of $75.0 million for borrowings in specified foreign currencies. As of April 2, 2022 and January 1, 2022, the Credit Facility had no outstanding draws and $1.9 million and $1.7 million of outstanding letters of credit, respectively. The Company was in compliance with all covenants under the Credit Facility as of April 2, 2022 and January 1, 2022.
For each of the three months ended April 2, 2022 and April 3, 2021, the Company incurred total interest expense of $0.1 million under the Credit Facility.
On April 11, 2022, the Company paid off all obligations owing under, and terminated the Credit Facility.
Also, on April 11, 2022, in connection with the closing of the Sound United acquisition, as disclosed in Note 21, the Company entered into a credit agreement (New Credit Facility) with financial institutions party thereto as initial lenders (collectively, the Initial Lenders), Citibank, N.A., as Administrative Agent, Citibank, N.A., JPMorgan Chase Bank, N.A., Bank of the West and BofA Securities, Inc., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., Bank of the West and BofA Securities, Inc., as co-syndication agents. The Credit Facility was terminated in connection with the entry into the New Credit Facility.
The New Credit Facility provides for an unsecured term loan of $300.0 million (Term Loan) and $500.0 million of ongoing unsecured revolving commitments (Revolver), with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity by an additional $400.0 million (plus additional unlimited amounts if certain incurrence tests are met) in the future with the Initial Lenders and additional lenders, as required.
The New Credit Facility also provides for a sublimit of up to $50.0 million for the issuance of letters of credit. All unpaid principal under the Credit Facility will become due and payable on April 12, 2027. Proceeds from the Term Loan and a portion of the Revolver were to be used to consummate the acquisition of Sound United and the remainder of the proceeds from the Revolver are expected to be used for general corporate, capital investment and working capital needs.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Borrowings under the New Credit Facility will be deemed, at the Company’s election, either: (a) an Alternate Base Rate (ABR) Loan, which bears interest at the ABR, plus a spread of 0.000% to 0.750% based upon a Company leverage ratio, or (b) a Term SOFR Loan, which bears interest at the Adjusted Term SOFR Rate (as defined below), plus a spread of 1.000% to 1.750% based upon a Company net leverage ratio. Pursuant to the terms of the New Credit Facility, the ABR is equal to the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York effective rate plus 0.50%, and (iii) the one-month Adjusted Term SOFR plus 1.0%. The Adjusted Term SOFR Rate is equal to the Term SOFR Rate (as defined in the New Credit Facility) for the applicable interest period plus a spread adjustment of 0.10%, 0.15% and 0.25% for the interest periods ending one, three and six months, respectively.
The Company is also obligated under the New Credit Facility to pay an unused fee ranging from 0.150% to 0.275% per annum, based upon a Company leverage ratio, with respect to any un-utilized portion of the New Credit Facility.
The Company is subject to certain covenants, including financial covenants related to a net leverage ratio and an interest charge coverage ratio, and other customary negative covenants. The New Credit Facility also includes customary events of default which, upon the occurrence of any such event of default, provide the Initial Lenders (and any additional lenders) with the right to take either or both of the following actions: (a) immediately terminate the commitments, and (b) declare the loans then outstanding immediately due and payable in full.
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	April 2, 2022	January 1, 2022
Lessee non-current lease liabilities	$30,824	$26,290
Income tax payable, non-current	16,980	16,980
Unrecognized tax benefits	15,361	14,864
Deferred tax liabilities	3,280	5,112
Other	5,902	5,783
Total other non-current liabilities	$72,347	$69,029
Unrecognized tax benefits relate to the Company’s long-term portion of tax liability associated with uncertain tax positions. Authoritative guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. See Note 20 of these condensed consolidated financial statements for further details.
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
In October 2021, the Company’s Board approved a new stock repurchase program, authorizing the Company to purchase up to 3.0 million shares of its common stock over a period of up to three years (2021 Repurchase Program). The 2021 Repurchase Program became effective in October 2021 upon the expiration of the 2018 Repurchase Program. The Company expects to fund the 2021 Repurchase Program through its available cash, cash expected to be generated from future operations, the New Credit Facility and other potential sources of capital. The 2021 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. As of April 2, 2022, 3.0 million shares remained available for repurchase pursuant the 2021 Repurchase Program.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The following table provides a summary of the Company’s stock repurchase activities (in thousands, except per share amounts):

	Three Months Ended
	April 2, 2022	April 3, 2021
Shares repurchased(1)	—	547
Average cost per share	$—	$235.88
Value of shares repurchased	$—	$128,917
______________
(1)     Excludes shares withheld from the shares of its common stock actually issued in connection with the vesting of PSU or RSU awards to satisfy certain U.S. federal and state tax withholding obligations.
18. Stock-Based Compensation
Total stock-based compensation expense for the three months ended April 2, 2022 and April 3, 2021 was $10.9 million and $12.7 million, respectively. As of April 2, 2022, an aggregate of 10.3 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 4.0 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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
(unaudited)
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted-average exercise prices):

	Three Months Ended April 2, 2022
	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period	2,971	$81.38
Granted	115	157.53
Canceled	(15)	152.44
Exercised	(53)	51.30
Options outstanding, end of period	3,018	$84.50
Options exercisable, end of period	2,271	$62.83
Total stock option expense for the three months ended April 2, 2022 and April 3, 2021 was $3.2 million and $3.8 million, respectively. As of April 2, 2022, the Company had $28.8 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted-average period of approximately 2.5 years. The weighted-average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock as of April 2, 2022 was 5.1 years.
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted-average grant date fair value amounts):

	Three Months Ended April 2, 2022
	Units	Weighted-Average Grant Date Fair Value
RSUs outstanding, beginning of period	2,916	$104.13
Granted	131	160.31
Canceled	(6)	233.44
Vested	(37)	179.76
RSUs outstanding, end of period	3,004	$105.38
Total RSU expense for the three months ended April 2, 2022 and April 3, 2021 was $3.0 million and $2.0 million, respectively. As of April 2, 2022, the Company had $54.4 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 4.1 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows (in thousands, except for weighted-average grant date fair value amounts):

	Three Months Ended April 2, 2022
	Units	Weighted-Average Grant Date Fair Value
PSUs outstanding, beginning of period	303	$168.68
Granted(1)	159	150.68
Canceled	—	—
Expired	—	—
Vested	(191)	127.46
PSUs outstanding, end of period	271	$187.39
______________
(1)     On February 14, 2022, the Audit Committee approved the weighted payout percentage for the 2019 PSU awards (three-year performance period), which were based upon the actual fiscal 2021 performance against pre-established performance objectives. Included in the granted amount are those additional PSUs earned based on actual performance achieved. These PSUs were originally awarded at target.
During the first quarter of 2022, the Company awarded 113,500 PSUs that will vest three years from the award date, based on the achievement of certain 2024 performance criteria approved by the Board. If earned, the PSUs granted will vest upon achievement of the performance criteria after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 113,500 PSUs, or 227,000 shares. Based on management’s estimate of the number of units expected to vest, total PSU expense for the three months ended April 2, 2022 and April 3, 2021 was $4.7 million and $6.9 million, respectively. As of April 2, 2022, the Company had $61.3 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 2.0 years.
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
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Risk-free interest rate	1.0% to 1.9%	0.3% to 0.9%
Expected term (in years)	5.7	5.6
Estimated volatility	31.2% to 38.9%	30.9% to 34.7%
Expected dividends	0%	0%
Weighted-average fair value of options granted	$51.87	$75.82
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of April 2, 2022 was $221.3 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of April 2, 2022 was $206.4 million.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
19. Non-operating loss
Non-operating loss consists of the following (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Interest income	$293	$217
Interest expense	(102)	(84)
Realized and unrealized foreign currency losses	(799)	(870)
Total	$(608)	$(737)
20. Income Taxes
The Company has provided for income taxes in fiscal year 2022 interim periods based on the estimated effective income tax rate for the complete fiscal year, as adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended April 2, 2022 and April 3, 2021, the Company recorded discrete tax benefits of approximately $1.7 million and $4.3 million, respectively, related to excess tax benefits realized from stock-based compensation.
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
As of April 2, 2022, the liability for income taxes associated with uncertain tax positions was approximately $22.2 million. If fully recognized, approximately $20.2 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
The Company conducts business in multiple jurisdictions and, as a result, one or more of the Company’s subsidiaries files income tax returns in U.S. federal, various state, local and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters through fiscal year 2017. All material state, local and foreign income tax matters have been concluded through fiscal year 2014. The Company does not believe that the results of any tax authority examination would have a significant impact on its consolidated financial statements.
21. Commitments and Contingencies
Employee Retirement Savings Plan
The Company sponsors a qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements. In general, the Company matches an employee’s contribution up to 3% of the employee’s compensation, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $1.1 million and $0.9 million to the MRSP for the three months ended April 2, 2022 and April 3, 2021, respectively, all in the form of matching contributions. In addition, the Company sponsors various defined contribution plans in certain locations outside of the United States, the contributions to which were not material for any period.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Employment and Severance Agreements
In July 2017, the Company entered into the First Amendment to that certain Amended and Restated Employment Agreement entered into between the Company and Mr. Kiani on November 4, 2015 (as amended, the Amended Employment Agreement). Pursuant to the terms of the Amended Employment Agreement, upon a “Qualifying Termination” (as defined in the Amended Employment Agreement), Mr. Kiani will be entitled to receive a cash severance benefit equal to two times the sum of his then-current base salary and the average annual bonus paid to Mr. Kiani during the immediately preceding three years, the full amount of the “Award Shares” (as defined in the Amended Employment Agreement) and the full amount of the “Cash Payment” (as defined in the Amended Employment Agreement). In addition, in the event of a “Change in Control” (as defined in the Amended Employment Agreement) prior to a Qualifying Termination, on each of the first and second anniversaries of the Change in Control, 50% of the Cash Payment and 50% of the Award Shares will vest, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date; however, in the event of a Qualifying Termination or a termination of Mr. Kiani’s employment due to death or disability prior to either of such anniversaries, any unvested amount of the Cash Payment and all of the unvested Award Shares shall vest and be paid in full. Additionally, in the event of a Change in Control prior to a Qualifying Termination, Mr. Kiani’s stock options and any other equity awards will vest in accordance with their terms, but in no event later than in two equal installments on each of the one year and two year anniversaries of the Change in Control, subject in each case to Mr. Kiani’s continuous employment through each such anniversary date.
On January 14, 2022, the Company entered into the Second Amendment to the Amended Employment Agreement (Second Amendment) with Mr. Kiani. The Second Amendment provides that the RSUs granted to Mr. Kiani pursuant to the Amended Employment Agreement will vest in full upon the termination of Mr. Kiani’s employment with the Company pursuant to Mr. Kiani’s death or disability.
As of April 2, 2022, the expense related to the Award Shares and Cash Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Amended Employment Agreement, as amended by the Second Amendment was approximately $664.3 million.
As of April 2, 2022, the Company had severance plan participation agreements with four executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan, which became effective on July 19, 2007 and which was amended effective December 31, 2008.
Under each of the Agreements, the applicable executive officer may be entitled to receive certain salary, equity, medical and life insurance benefits if he is terminated by the Company without cause or if he terminates his employment for good reason under certain circumstances. Each executive officer is also required to give the Company six months’ advance notice of his resignation under certain circumstances.
In connection with the closing of the Sound United acquisition on April 11, 2022, Kevin P. Duffy was appointed as the Company’s President, Consumer, at which time the Company provided Mr. Duffy an offer letter which included certain compensation, retention, severance and benefit provisions. In addition, certain severance-related provisions contained in the Fifth Amended and Restated Employment Agreement made and entered into as of November 30, 2017, by and between DEI Holdings, Inc. and Mr. Duffy will continue pursuant to their terms. The Company also entered into an indemnification agreement with Mr. Duffy in the same form as its standard form of indemnity agreement with its other executive officers.
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $157.0 million of purchase commitments as of April 2, 2022 that are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies, and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of April 2, 2022, the Company had approximately $3.6 million in outstanding unsecured bank guarantees.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of April 2, 2022, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Sound United Acquisition
On February 15, 2022, the Company announced entry into an Agreement and Plan of Merger to acquire Viper Holdings Corporation, which owns Sound United, a consumer technology company that owns a portfolio of premium brands, including Bowers & Wilkins®, Denon®, Polk Audio® and Marantz®. On April 11, 2022, the Company completed the acquisition and paid $1.025 billion, plus certain adjustments related to Sound United’s working capital. The purchase price and related costs were funded with cash on hand and proceeds from a New Credit Facility as disclosed in Note 15.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash with major financial institutions. As of April 2, 2022, the Company had $720.1 million of bank balances, of which $5.5 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended April 2, 2022 and April 3, 2021, revenue from the sale of the Company’s products to customers that are members of GPOs approximated 55.1% and 51.3% of total revenue, respectively.
For the three months ended April 2, 2022, the Company had sales through two just-in-time distributors that represented 13.5% and 8.2% of total revenue, respectively. For the three months ended April 3, 2021, the Company had sales through two just-in-time distributors that represented 13.7% and 10.8% of total revenue, respectively.
As of April 2, 2022 and January 1, 2022, one customer represented 8.7% and 15.7%, respectively, of the Company’s accounts receivable balance. The receivable balance related to such customer is fully secured by a letter of credit.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

On January 9, 2020, the Company filed a complaint against Apple Inc. (Apple) in the District Court for infringement of a number of patents, for trade secret misappropriation, and for ownership and correction of inventorship of a number of Apple patents listing one of its former employees as an inventor. The Company is seeking damages, injunctive relief, and declaratory judgment regarding ownership of the Apple patents. Apple filed petitions for Inter Partes review (IPR) of the asserted patents in the U.S. Patent and Trademark Office (PTO). The PTO instituted IPRs of the asserted patents. On October 13, 2020, the District Court stayed the patent infringement claims pending completion of the IPR proceedings. On February 5, 2021, the Company filed a fourth amended complaint. On February 26, 2021, Apple filed a partial motion to dismiss the trade secrets claim in the fourth amended complaint. On April 21, 2021, the District Court issued an order granting in part and denying in part the motion to dismiss. On May 5, 2021, Apple filed its answer to the fourth amended complaint. On December 7, 2021, Apple filed a motion for partial summary judgment on the trade secrets claim, which was denied on February 17, 2022. In the IPR proceedings, one or more of the challenged claims of three of the asserted patents were found valid. The challenged claims of eight of the asserted patents were found invalid. The IPR proceedings on one of the asserted patents are still pending. On April 12, 2022, the Company filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit seeking review of the IPR decisions on five of the asserted patents.
On June 30, 2021, the Company filed a complaint with the U.S. International Trade Commission (ITC) against Apple for infringement of a number of other patents. The Company filed an amended complaint on July 12, 2021. On August 13, 2021, the ITC issued a Notice of Institution of Investigation on the asserted patents. An evidentiary hearing is scheduled for June 6-10, 2022, and the target date for completion of the ITC investigation is January 16, 2023. The Company is seeking an exclusion order and a permanent cease and desist order. Although the Company intends to vigorously pursue all of its legal remedies in its litigation with Apple, there is no guarantee that the Company will be successful in these efforts.
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
The following schedule presents an analysis of the Company’s revenues based upon the geographic area to which the product was shipped (in thousands, except percentages):

	Three Months Ended
	April 2, 2022		April 3, 2021
Geographic area by destination:
United States (U.S.)	$197,777	65.0%	$204,197	68.3%
Europe, Middle East and Africa	60,953	20.0	59,624	19.9
Asia and Australia	34,570	11.4	26,900	9.0
North and South America (excluding the U.S.)	10,941	3.6	8,322	2.8
Revenue	$304,241	100.0%	$299,043	100.0%

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The Company’s consolidated long-lived assets (tangible non-current assets) by geographic area are (in thousands, except percentages):

	April 2, 2022		January 1, 2022
Long-lived assets by geographic area:
United States	$248,466	82.5%	$239,394	86.9%
International	52,678	17.5	36,046	13.1
Total long-lived assets	$301,144	100.0%	$275,440	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results or financial condition; statements concerning new products, technologies or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to our stock repurchase program; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” the negative versions of these terms and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission (SEC) filings, including our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, which we filed with the SEC on February 15, 2022. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.
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
Our core business is Measure-through Motion and Low Perfusion™ pulse oximetry, known as Masimo Signal Extraction Technology® (SET®) pulse oximetry. Our product offerings have expanded significantly over the years to also include noninvasive monitoring of blood constituents with an optical signature, optical regional oximetry monitoring, electrical brain function monitoring, acoustic respiration monitoring, exhaled gas monitoring, nasal high flow ventilation, minimally invasive neuromodulation technology for the reduction of symptoms associated with opioid withdrawal, hospital automation™ and connectivity solutions and home wellness and monitoring.
These technologies are incorporated into a variety of platforms designed to meet our customers’ needs. In addition, we provide our technologies to OEMs in a form factor that is easy to integrate into their patient monitors, defibrillators, infant incubators and other devices.
Our technology is supported by a substantial intellectual property portfolio that we have built through internal development and, to a lesser extent, acquisitions and license agreements. We have also exclusively licensed from Cercacor Laboratories, Inc. (Cercacor) the right to certain OEM rainbow® technologies and to incorporate certain rainbow® technology into our products intended to be used by professional caregivers, including, but not limited to, hospital caregivers and alternate care facility caregivers. For an overview of our product offerings and technologies, please refer to “Business” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, filed with the SEC on February 15, 2022.
In February 2022, we announced a major expansion of Masimo SafetyNet® that brings robust, secure video conferencing to the remote patient management and connectivity platform to offer a comprehensive telehealth and telemonitoring solution – and for patients, a better “hospital at home” experience.
Also in February 2022, we announced the FDA 510(k) clearance of SedLine® brain function monitoring for pediatric patients (1-17 years of age) and the SedLine® Pediatric EEG Sensor. With this clearance, the potential benefits of SedLine® have been expanded to all patients one year old and above in the United States.

COVID-19 Pandemic
The COVID-19 pandemic has created significant uncertainty in the U.S. and around the globe, resulting in both challenges and opportunities for our business. We are committed to being as transparent as possible with our investors, employees, customers, suppliers and business partners as we collectively work to respond to this crisis. In response to this situation, we implemented a number of precautionary measures at our facilities, including: requiring certain personnel to work remotely from home and enacting social distancing, and mandatory screening for symptoms associated with COVID-19 for critical personnel that are required to report to our facilities to work. We also introduced new products, such as Masimo SafetyNet™, Masimo SafetyNet-OPEN™ and Masimo SafetyNet Alert™ to help combat the COVID-19 pandemic and continue to make charitable pledges to various global health organizations to support global COVID-19 relief efforts. We currently believe that our existing liquidity position will be sufficient to fund these ongoing initiatives and our response efforts.
Given the continuing uncertainties related to the COVID-19 pandemic, we cannot predict the extent to which the fluctuations in product demand we have experienced will continue or any resulting changes in our product mix, as well as the associated gross margin impact from those fluctuations in boards and instrument sales. In addition, the fluctuations in demand could result in potential reductions in future demand if our customers have over purchased our products and need to consume their excess inventory before purchasing additional products. Furthermore, we continue to be exposed to potential disruptions to our manufacturing operations and disruptions in the manufacturing supply chain of critical components and in our workforce as circumstances surrounding the global impact of the COVID-19 pandemic continue to change. In particular, semiconductor chips have been subject to an ongoing global supply shortage and our ability to source semiconductor chips or the components that use semiconductor chips was adversely affected in the first quarter of 2022 and may continue to be adversely affected in the future. These supply constraints adversely affected our sales during the first quarter of 2022 and may adversely affect our future sales. Please see “Risks Related to Our Revenues” and “Risks Related to our Business and Operations” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information on potential negative impacts to us resulting from the COVID-19 pandemic.
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

	Three Months Ended
	April 2, 2022	Percentage of Revenue	April 3, 2021	Percentage of Revenue
Revenue	$304,241	100.0%	$299,043	100.0%
Cost of goods sold	99,477	32.7	102,168	34.2
Gross profit	204,764	67.3	196,875	65.8
Operating expenses:
Selling, general and administrative	108,900	35.8	96,700	32.3
Research and development	36,119	11.9	34,511	11.5
Total operating expenses	145,019	47.7	131,211	43.8
Operating income	59,745	19.6	65,664	22.0
Non-operating loss	(608)	(0.2)	(737)	(0.2)
Income before provision for income taxes	59,137	19.4	64,927	21.8
Provision for income taxes	12,542	4.1	11,544	3.9
Net income	$46,595	15.3%	$53,383	17.9%

Comparison of the Three Months ended April 2, 2022 to the Three Months ended April 3, 2021
Revenue. Revenue increased $5.2 million, or 1.7%, to $304.2 million for the three months ended April 2, 2022 from $299.0 million for the three months ended April 3, 2021. The following table details our revenues by the geographic area to which we shipped for each of the three months ended April 2, 2022 and April 3, 2021 (dollars in thousands):

	Three Months Ended
	April 2, 2022		April 3, 2021		Increase/ (Decrease)	Percentage Change
United States (U.S.)	$197,777	65.0%	$204,197	68.3%	$(6,420)	(3.1)%
Europe, Middle East and Africa	60,953	20.0	59,624	19.9	1,329	2.2
Asia and Australia	34,570	11.4	26,900	9.0	7,670	28.5
North and South America (excluding the U.S.)	10,941	3.6	8,322	2.8	2,619	31.5
Revenue	$304,241	100.0%	$299,043	100.0%	$5,198	1.7%
This increase was primarily due to higher revenue from consumables as well as the impact of approximately $4.3 million of favorable foreign exchange rate movements from the prior year that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. During the three months ended April 2, 2022, we shipped approximately 75,700 noninvasive technology boards and instruments, an increase of approximately 9,700 units or 14.7%, from 66,000 units shipped during the first quarter of 2021.
Revenue generated through our direct and distribution sales channels increased $6.5 million, or 2.5%, to $268.6 million for the three months ended April 2, 2022, compared to $262.0 million for the three months ended April 3, 2021. Revenues from our OEM channel decreased $1.3 million, or 3.5%, to $35.7 million for the three months ended April 2, 2022 as compared to $37.0 million for the three months ended April 3, 2021.
Gross Profit. Gross profit consists of revenue less cost of goods sold. Our gross profit for the three months ended April 2, 2022 and April 3, 2021 was as follows (dollars in thousands):

Gross Profit
Three Months Ended April 2, 2022	Percentage of Net Revenues	Three Months Ended April 3, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$204,764	67.3%	$196,875	65.8%	$7,889	4.0%
Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products and technology. Cost of goods sold decreased $2.7 million for the three months ended April 2, 2022, compared to the three months ended April 3, 2021, primarily due to product mix associated with demand for our products.
Gross profit increased to 67.3% for the three months ended April 2, 2022, compared to 65.8% for the three months ended April 3, 2021, primarily due to a favorable product mix, which is attributable to elevated levels of adhesive sensor sales.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended April 2, 2022 and April 3, 2021 were as follows (dollars in thousands):

Selling, General and Administrative
Three Months Ended April 2, 2022	Percentage of Net Revenues	Three Months Ended April 3, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$108,900	35.8%	$96,700	32.3%	$12,200	12.6%
Selling, general and administrative expenses increased $12.2 million, or 12.6%, for the three months ended April 2, 2022, compared to the three months ended April 3, 2021. This increase was primarily attributable to higher legal and professional fees of $7.8 million, higher travel costs of approximately $1.7 million, higher advertising and marketing-related costs of approximately $1.1 million and higher occupancy and other office-related costs of approximately $1.1 million, which were partially offset by lower compensation and other employee-related costs of approximately $1.9 million.

Research and Development. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended April 2, 2022 and April 3, 2021 were as follows (dollars in thousands):

Research and Development
Three Months Ended April 2, 2022	Percentage of Net Revenues	Three Months Ended April 3, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$36,119	11.9%	$34,511	11.5%	$1,608	4.7%
Research and development expenses increased $1.6 million, or 4.7%, for the three months ended April 2, 2022, compared to the three months ended April 3, 2021, primarily due to higher engineering project costs of approximately $1.1 million and higher compensation and employee-related costs of approximately $0.7 million.
Non-operating Loss. Non-operating loss consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating loss for the three months ended April 2, 2022 and April 3, 2021 was as follows (dollars in thousands):

Non-operating Loss
Three Months Ended April 2, 2022	Percentage of Net Revenues	Three Months Ended April 3, 2021	Percentage of Net Revenues	(Increase/) Decrease	Percentage Change
$(608)	(0.2)%	$(737)	(0.2)%	$129	(17.5)%
Non-operating loss was $0.6 million for the three months ended April 2, 2022, as compared to $0.7 million of non-operating loss for the three months ended April 3, 2021. This decrease of approximately $0.1 million was primarily due to an increase in interest income on our invested cash in the current period.
Provision for Income Taxes. Our provision for income taxes for the three months ended April 2, 2022 and April 3, 2021 was as follows (dollars in thousands):

Provision for Income Taxes
Three Months Ended April 2, 2022	Percentage of Net Revenues	Three Months Ended April 3, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$12,542	4.1%	$11,544	3.9%	$998	8.6%
For the three months ended April 2, 2022, we recorded a provision for income taxes of approximately $12.5 million, or an effective tax provision rate of 21.2%, as compared to a provision for income taxes of approximately $11.5 million, or an effective tax provision rate of 17.8%, for the three months ended April 3, 2021. The increase in our effective tax rate for the three months ended April 2, 2022 resulted primarily from a decrease in the amount of excess tax benefits realized from stock-based compensation of approximately $2.6 million compared to the three months ended April 3, 2021.
Liquidity and Capital Resources
Sources of Cash. Our principal sources of liquidity consist of our existing cash and cash equivalent balances, future funds expected to be generated from operations and available borrowing capacity under our credit facility. As of April 2, 2022, we had approximately $970.4 million in working capital, of which approximately $720.1 million was in cash and cash equivalents. In addition to net working capital, we had approximately $148.1 million of available borrowing capacity (net of outstanding letters of credit) under our credit facility.
Until April 11, 2022, we maintained a Credit Facility with JPMorgan Chase Bank, N.A. (as Administrative Agent and a Lender, and Bank of the West, as a Lender, collectively, the Initial Lenders). The Credit Facility provided for up to $150.0 million of unsecured borrowings, with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity to up to $550.0 million in the future with the Initial Lenders and additional Lenders, as required. The Credit Facility also provided for a sublimit of up to $25.0 million for the issuance of letters of credit and a sublimit of $75.0 million for borrowings in specified foreign currencies. Proceeds from the Credit Facility were used for general corporate, capital investment and expenditures and working capital needs.
On April 11, 2022, we paid off all obligations owing, and terminated the commitments, under the Credit Facility.

Also, on April 11, 2022, we entered into a Credit Agreement (New Credit Facility) with financial institutions party thereto as initial lenders (collectively, the Initial Lenders), Citibank, N.A., as Administrative Agent, Citibank, N.A., JPMorgan Chase Bank, N.A., Bank of the West and BofA Securities, Inc., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., Bank of the West and BofA Securities, Inc., as co-syndication agents.
The New Credit Facility provides for an unsecured term loan of $300.0 million (Term Loan) and $500.0 million of ongoing unsecured revolving commitments (Revolver), with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity by an additional $400.0 million (plus additional unlimited amounts if certain incurrence tests are met) in the future with the Initial Lenders and additional lenders, as required.
The New Credit Facility also provides for a sublimit of up to $50.0 million for the issuance of letters of credit. All unpaid principal under the New Credit Facility will become due and payable on April 11, 2027. Proceeds from the Term Loan and a portion of the Revolver were used to consummate the Sound United Acquisition (as discussed below), and the remainder of the proceeds from the Revolver are expected to be used for general corporate, capital investment and working capital needs.
For additional information regarding the Credit Facility and the New Credit Facility, see Note 15 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of April 2, 2022, we had cash totaling $86.4 million held outside of the U.S., of which approximately $33.4 million was accessible without additional tax cost and approximately $42.0 million was accessible at an incremental estimated tax cost of up to $0.4 million.
We currently have sufficient funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our global operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
Uses of Cash. Our cash requirements depend on numerous factors, including but not limited to market acceptance of our technologies, our continued ability to commercialize new products and to create or improve our technologies and applications, expansion of our global footprint through acquisitions and/or strategic investments in technologies or technology companies, investments in property and equipment, the impact of disruptions to the manufacturing industry supply chain for key components resulting from the COVID-19 pandemic, inflation, repurchases of our stock under our authorized stock repurchase program, costs related to our domestic and international regulatory requirements and other long-term commitment and contingencies. For further details regarding our commitment and contingencies, see Note 21 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Despite these investment requirements and potential expenditures, we anticipate that our existing cash and cash equivalents, amounts available under the New Credit Facility and cash provided by operations will be sufficient to meet our working capital requirements, capital expenditures and other operational funding needs for the next 12 months and beyond.
On April 11, 2022, we completed our previously announced acquisition of Sound United, a consumer technology company that owns a portfolio of premium brands, including Bowers & Wilkins®, Denon®, Polk Audio® and Marantz®, pursuant to an Agreement and Plan of Merger, dated as of February 15, 2022 (Merger Agreement), by and among the Company, Viper Holdings Corporation (the parent company of Sound United) (Viper), Sonic Boom Acquisition Corp., a wholly-owned subsidiary of ours (Merger Sub), and, solely in its capacity as the Seller Representative, Viper Holdings, LLC (Sound United Series). Pursuant to the terms of the Merger Agreement, Merger Sub was merged with and into Viper, with Viper surviving as our wholly-owned subsidiary (Sound United Acquisition). The purchase price for the Sound United Acquisition was $1.025 billion, plus certain adjustments related to Sound United’s working capital, and was paid by us with cash on hand and by drawing on the New Credit Facility.
For further details regarding our acquisition of Sound United, see Note 15 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows
The following table summarizes our cash flows (in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Net cash provided by (used in):
Operating activities	$23,158	$59,260
Investing activities	(23,789)	(10,475)
Financing activities	(22,223)	(139,852)
Effect of foreign currency exchange rates on cash	(2,505)	279
Increase in cash, cash equivalents and restricted cash	$(25,359)	$(90,788)
Operating Activities. Cash provided by operating activities was approximately $23.2 million for the three months ended April 2, 2022, generated primarily from net income from operations of $46.6 million. Non-cash activity included stock-based compensation of $10.9 million and depreciation and amortization of $9.1 million. An additional source of cash included a increase in accounts payable of approximately $9.2 million, offset by offset by other changes in operating assets and liabilities, including a decrease in accrued compensation, accrued liabilities and deferred revenue and other contract-related liabilities of approximately $20.7 million, $3.5 million, and $1.8 million, respectively, primarily due to the timing of payments; an increase in deferred cost and and other contract assets and inventories of approximately $14.9 million and $12.4 million, respectively.
For the three months ended April 3, 2021, cash provided by operating activities was approximately $59.3 million, generated primarily from net income from operations of $53.4 million. Non-cash activity included stock-based compensation of $12.7 million and depreciation and amortization of $8.5 million. Additional sources of cash included a decrease in other current assets of approximately $16.3 million, primarily related to prepaid income taxes, and a decrease in accounts receivable of approximately $6.8 million, primarily due to the timing of cash receipts. These sources of cash were partially offset by other changes in operating assets and liabilities, including a decrease in accrued compensation, accrued liabilities and deferred revenue and other contract-related liabilities of approximately $23.3 million, $5.8 million and $5.3 million, respectively, primarily due to the timing of payments.
Investing Activities. Cash used in investing activities for the three months ended April 2, 2022 was approximately $23.8 million, consisting primarily of approximately $20.5 million for purchases of property and equipment, approximately $2.5 million of capitalized intangible asset costs related primarily to patent and trademark costs and license fees and approximately $— million for purchases of short-term investments.
For the three months ended April 3, 2021, cash used in investing activities was approximately $10.5 million, consisting primarily of approximately $8.9 million for purchases of property and equipment and $1.6 million of capitalized intangible asset costs related primarily to patent and trademark costs.
Financing Activities. Cash used in financing activities for the three months ended April 2, 2022 was approximately $22.2 million, consisting primarily of withholding of shares for employee payroll taxes for vested equity awards of approximately $25.4 million, which were partially offset by the proceeds from the issuance of common stock related to employee equity awards of approximately $3.2 million.
For the three months ended April 3, 2021, cash used in financing activities was approximately $139.9 million, consisting primarily of repurchases of our common stock of approximately $128.9 million and withholding of shares for employee payroll taxes for vested equity awards of approximately $16.7 million, which were partially offset by proceeds from the issuance of common stock related to employee equity awards of approximately $5.8 million.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of net revenues, expenses, assets and liabilities. We regularly evaluate our estimates and assumptions related to our critical accounting policies, including revenue recognition, inventory valuation, stock-based compensation, business combinations, deferred taxes and related valuation allowances, uncertain tax positions, tax contingencies, litigation costs and loss contingencies.
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
There have been no material changes to any of our critical accounting policies during the three months ended April 2, 2022. For a description of these critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, which was filed with the SEC on February 15, 2022.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. We do not believe our cash equivalents are subject to significant interest rate risk due to their short terms to maturity. As of April 2, 2022, the carrying value of our cash equivalents approximated fair value. We currently do not have any significant risks associated with interest rates fluctuations related to interest expense. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Therefore, declines in interest rates over time will reduce our interest income while increases in interest rates will increase our interest income. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments and interest income by approximately $0.1 million for each $10.0 million in interest-bearing investments.
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
Our foreign currency exchange rate exposures are primarily with the Canadian Dollar, Euro, Japanese Yen, Swedish Krona, the British Pound, Mexican Peso, Turkish Lira and Australian Dollar. Foreign currency exchange rates may experience significant volatility from one period to the next. Specifically, during the three months ended April 2, 2022, we estimate fluctuations in the exchange rates between the U.S. Dollar and other foreign currencies, including the Euro, the Japanese Yen, the South Korean Won, the Australian Dollar, and the British Pound, unfavorably impacted our revenues by $4.3 million.
We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of April 2, 2022 would have resulted in an estimated reduction of $11.4 million in reported pre-tax income for the three months ended April 2, 2022. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. During the three months ended April 2, 2022, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 21 to our accompanying condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks come to fruition, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment. Risk factors marked with an asterisk (*) below include a substantive change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, filed with the SEC on February 15, 2022.
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
•Future strategic initiatives, including acquisitions of businesses and strategic investments, could negatively affect our business, financial condition and results of operations if we fail to integrate the acquired businesses and their employees successfully into our existing operations or achieve the desired results of our investment.
•Our new products and changes to existing products as a result of our recent acquisition of Sound United could fail to attract or retain users or generate revenue and profits. Further, we may not be successful in our personal consumer strategy and investments, which could adversely affect our business, reputation or financial results.
•Our New Credit Facility contains certain covenants and restrictions that may limit our flexibility in operating our business.
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
In addition, some of our OEM partners offer products that compete with ours and also may be involved in intellectual property disputes with us. Therefore, we cannot guarantee that our OEM partners, or any company that may acquire any of our OEM partners, will vigorously promote products incorporating our technologies. The failure of our OEM partners to successfully market, sell or distribute products incorporating our technologies, the termination of OEM agreements, the loss of OEM partners or the inability to enter into future OEM partnership agreements would have a material adverse effect on our business, financial condition and results of operations
*If we fail to maintain or develop relationships with GPOs, sales of our products would decline.
Our ability to sell our products to hospitals depends, in part, on our relationships with GPOs. Many existing and potential customers for our products are members of GPOs. GPOs negotiate pricing arrangements and contracts with medical supply manufacturers and distributors that may include provisions for sole sourcing and bundling, which generally reduce the choices available to member hospitals.
These negotiated prices are made available to a GPO’s members. If we are not one of the providers selected by a GPO, the GPO’s members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. Shipments of our pulse oximetry products to customers that are members of GPOs represent approximately 95% of our U.S. product sales. Our failure to renew our contracts with GPOs may cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
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
We cannot guarantee that governmental or third-party payers will reimburse or begin reimbursing a customer for the cost of our products or the procedures in which our products are used. For example, some insurance carriers have issued policies denying coverage for transcutaneous hemoglobin measurement on the grounds that the technology is investigational in the outpatient setting. Other payers are continuing to investigate our products to determine if they will provide reimbursement for the use of such products. In addition, we may incur significant expenses to generate clinical data to demonstrate not only the safety and efficacy, but also the cost-effectiveness, of our products in order to obtain favorable reimbursement policies from payers.
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
We have a concentration of OEM, distributor and direct customers. For example, sales to two just-in-time distributors each represented 10% or more of our sales for the fiscal quarter ended April 2, 2022. We cannot provide any assurances that we will retain our current customers, groups of customers or distributors, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers or through a distributor, we could experience a significant reduction in revenue, which would adversely impact our operating results.
Our revenues could also be negatively affected by any rebates, discounts or fees that are required by, or offered to, GPOs and customers, including wholesalers or distributors. Additionally, some of our just-in-time distributors have been demanding higher fees, which we may be obligated to pay in order to continue to offer products to our customers through these distributors or which may obligate us to distribute our products directly to our customers. The loss of any large customer or distributor, an increase in distributor fees, or the risks associated with selling directly to our customers could have a material adverse effect on our business, financial condition and results of operations.

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
In addition, our recent acquisition of Sound United, a consumer technology company, may subject us to additional privacy regulations.
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

If the spread of the virus is not contained in the U.S. and other jurisdictions where we operate, our business operations could be further delayed or interrupted. Further, any resurgence in infections in the U.S. or other countries where government restrictions have been fully or partially lifted could result in a re-imposition of such restrictions, causing renewed disruptions to our business. In the event that government and health authorities may announce new or extend existing restrictions, which could include vaccine or testing mandates, we may be required to make further adjustments to our operations in order to comply with any such restrictions. For example, on September 9, 2021, the President of the United States issued Executive Order (EO) 14042, requiring that employees of federal contractors and subcontractors be fully vaccinated against COVID-19, and Masimo is a federal contractor. However, the EO has faced legal challenges in federal courts and there is currently a nationwide injunction on the vaccine mandate under EO 14042. The President of the United States also directed the Federal Occupational Safety and Health Administration (Fed-OSHA) to issue Emergency Temporary Standards (ETS) that will direct large employers (those with 100+ employees) to mandate COVID-19 vaccinations for their employees; however, on January 13, 2022, the U.S. Supreme Court blocked these regulations from going into effect. Though it is difficult to predict whether the injunction on the EO mandate will be lifted, if we are ultimately required to mandate vaccines for our employees, we may experience workforce constraints due to shortages of vaccinated personnel, strains on the labor market, limitations on hiring new employees and difficulty retaining and securing employees who are vaccinated. In addition, our suppliers who are subject to similar vaccination mandates or regulations may experience similar constraints, thereby affecting their ability to provide to us with sufficient inventory or material to meet our demands and needs in a timely manner. All of these factors could negatively affect our business and operations.
Furthermore, global supply chains and the timely availability of raw materials, component parts and products may be materially disrupted by the COVID-19 pandemic and measures taken to combat COVID-19, such as quarantines, government mandates surrounding vaccinations, factory slowdowns or shutdowns, border closings and travel restrictions. In addition, our suppliers have experienced, and may continue to experience, difficulties in delivering raw materials, components and products to us as transportation networks and distribution facilities have been disrupted, resulting in delays at ports of arrival. Furthermore, the availability of shipping containers has decreased and there have been global changes in the types of goods being shipped, all of which have resulted in increased shipping costs and shipping delays, which may affect the availability of raw materials, component parts and products to meet our sales demand. For example, we utilize semiconductor chips in certain products that we manufacture. Semiconductor chips have been subject to an ongoing global supply shortage and our ability to source semiconductor chips or the components that use semiconductor chips was adversely affected in the first quarter of 2022 and may continue to be adversely affected in the future. Component delivery lead times have increased and are expected to continue to increase, which may cause delays in our production of products and increase the cost to obtain semiconductor chips and components that use semiconductor chips. If this semiconductor chip shortage or shortages of other component parts continues, we may continue to experience delays, production interruptions, increased costs and an inability to fulfill engineering design changes or customer demand, each of which could adversely affect our business and financial performance.
The COVID-19 pandemic has also led to extreme volatility in capital markets, and has adversely affected, and may continue to adversely affect, the market price of our common stock. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, a continued or widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future. The extent to which COVID-19 impacts our business and financial results continues to depend on numerous evolving factors that we may not be able to accurately predict.
If our employees become ill or otherwise incapacitated, our operations may be adversely impacted.
We have implemented a number of safety measures for our facilities, including limiting facility access, social distancing, temperature checking and increased sanitation standards. While we have developed and implemented, and continue to develop and implement, health and safety guidelines in an effort to try to mitigate the negative impact of COVID-19, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that our employees will not otherwise be exposed to COVID-19 outside of our workplace. If a number of our employees become ill, incapacitated or are otherwise unable to continue working during the current or any future pandemic or epidemic, our operations may be adversely impacted.
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
Accordingly, we may not be able to sell products incorporating licensed rainbow® technology at a price the market is willing to accept. If we cannot commercialize our products incorporating licensed rainbow® technology successfully, we may not be able to generate sufficient revenue from these products to be profitable, which could adversely affect our business, financial condition and results of operations.
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
Additionally, our royalties payable to Cercacor will become subject to specified minimums, and the minimum aggregate annual royalties for licensed rainbow® measurements payable to Cercacor related to carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and blood glucose will increase to $15.0 million, plus up to $2.0 million for other rainbow® measurements. Also, if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark following a change in control, all rights to the “Masimo” trademark will automatically be assigned to Cercacor. This could delay or discourage transactions involving an actual or potential change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over our then-current trading price. In addition, our requirement to assign all future improvements for non-vital signs to Cercacor could impede a change in control of our company.

*If we are unable to obtain key materials and components from sole or limited source suppliers, we will not be able to deliver our products to customers.
We depend on certain sole or limited source suppliers for certain key materials and components, including digital signal processor chips and analog-to-digital converter chips, for our noninvasive patient monitoring solutions. These suppliers are located around the world, and the production and shipment of such materials and components may be constrained globally due to freight carrier delays and other disruptions to the supply chain, as well as a reduction in employees, associated with the COVID-19 pandemic. We may experience manufacturing problems related to these suppliers and other outside sources if such suppliers fail to develop, manufacture or ship products and components to us on a timely basis, or provide us with products and components that do not meet our quality standards and required quantities. We have experienced supply constraints with regard to certain digital signal processor chips and other components during the pandemic, which adversely affected our sales during the first quarter of 2022 and may adversely affect our future sales. In addition, from time to time there have been industry-wide shortages of certain components that we use in our noninvasive blood constituent patient monitoring solutions. We may also experience price increases for materials or components, with no guarantee that such increases can be passed along to our customers, which could adversely impact our gross margins.
If any of these problems occur, we may be unable to obtain substitute sources for these products and components on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time.
*Future strategic initiatives, including acquisitions of businesses and strategic investments, could negatively affect our business, financial condition and results of operations if we fail to integrate the acquired businesses and their employees successfully into our existing operations or achieve the desired results of our investment.
We have acquired several businesses since our inception and we may acquire additional businesses in the future. For example, on April 11, 2022, we completed our acquisition of Sound United. In connection with the Sound United acquisition, on April 11, 2022 we entered into a Credit Agreement (New Credit Facility) with the financial institutions party thereto as initial lenders, Citibank, N.A., as administrative agent, and Citibank, N.A., JPMorgan Chase Bank, N.A., Bank of the West and BofA Securities, Inc., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., Bank of the West and BofA Securities, Inc., as co-syndication agents. The New Credit Facility provides for an unsecured term loan of $300 million and $500 million of ongoing unsecured revolving commitments, with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity by an additional $400 million (plus additional unlimited amounts if certain incurrence tests are met) in the future with the initial lenders and additional lenders, as required. Future acquisitions may require additional debt or equity financing, which could be dilutive to our existing stockholders or reduce our earnings per share or other financial metrics. Even if we complete acquisitions, there are many factors that could affect whether such acquisition, including our recently completed acquisition of Sound United, will be beneficial to our business, including, without limitation:
•payment of above-market prices for acquisitions and higher than anticipated acquisition costs;
•issuance of common stock as part of the acquisition price or a need to issue stock options or other equity-based compensation to newly-hired employees of target companies, resulting in dilution of ownership to our existing stockholders;
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
Further, our ability to benefit from future acquisitions and/or external strategic investments depends on our ability to successfully conduct due diligence, negotiate acceptable terms, evaluate prospective opportunities and bring acquired technologies and/or products to market at acceptable margins and operating expense levels. For example, we acquired TNI medical AG® (TNI®) and added softFlow® technology to our product portfolio during 2020. In addition, we acquired LiDCO Group, Plc, which specializes in hemodynamic monitoring solutions. As these are our first therapeutic and hemodynamic monitoring solutions, the integration of these technologies may require substantial management time and attention and may divert attention and resources from other important areas, including our existing business and product lines, and we may not be able to sell softFlow® technology and hemodynamic monitoring solutions at acceptable margins and operating expense levels. Our failure in any of these tasks could result in unforeseen liabilities associated with an acquired company, acquiring a company on unfavorable terms or selecting and eventually acquiring a suboptimal acquisition target.
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
*Our new products and changes to existing products as a result of our recent acquisition of Sound United could fail to attract or retain users or generate revenue and profits. Further, we may not be successful in our personal consumer strategy and investments, which could adversely affect our business, reputation or financial results.
In connection with our recent acquisition of Sound United, we have expanded our business and product strategy to additionally focus on personal consumer products to integrate with our successful medical technology businesses. Further, we may introduce certain changes to our existing products or introduce new and unproven products. We do not have significant experience with consumer hardware products, which may adversely affect our ability to successfully develop and market these products and technologies and integrate them with our existing products and platforms. We expect this will be a complex, evolving, and long-term strategic initiative that will involve the development of new and emerging technologies, continued investment in medical technology and consumer hardware products, and collaboration with other companies, developers, partners and other participants. However, our personal consumer business may not develop in accordance with our vision and expectations, and market acceptance of features, products or services we build for the personal consumer business may be uncertain. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in the personal consumer business. Our new strategic efforts may also divert resources and management attention from other areas of our business. In addition, as our personal consumer business continues to evolve, we may be subject to a variety of laws and regulations in the United States and international jurisdictions, which we were not previously affected by, including in the areas of privacy, which may delay or impede the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business. As a result of these or other factors, our personal consumer strategy and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.
*Our New Credit Facility contains certain covenants and restrictions that may limit our flexibility in operating our business.
Our New Credit Facility contains various affirmative covenants and restrictions that limit our ability to engage in specified types of transactions, including:

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
In addition, under our New Credit Facility, we are required to satisfy and maintain specified financial ratios and other customary affirmative and negative covenants. Our ability to meet those financial ratios and affirmative and negative covenants could be affected by events beyond our control and, therefore, we cannot be assured that we will be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under our New Credit Facility. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under our New Credit Facility immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. See Note 15 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our New Credit Facility.
Further, if we do not achieve the anticipated benefits from the recent acquisition of Sound United, our ability to service our indebtedness may be adversely impacted. Even if we achieve the anticipated benefits from the acquisition, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions, or other general corporate purposes. Our ability to arrange additional financing and make payments of principal and interest on our indebtedness will depend on our future performance, which will be subject to general economic, financial, and business conditions as well as other factors affecting our operations, many of which are beyond our control.
Risks Related to Our Stock
Concentration of ownership of our stock among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.
As of April 2, 2022, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 9.1% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies in their roles as stockholders. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests.
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

*We are involved, and may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition and results of operations.
We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time-consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. These potential claims may include, but are not limited to, personal injury and class action lawsuits, intellectual property claims and regulatory investigations relating to the advertising and promotional claims about our products and employee claims against us based on, among other things, discrimination, harassment or wrongful termination. In addition, we may become subject to claims against companies we acquire based on circumstances arising prior to the acquisition, and the sellers of the acquired company may have no obligation to reimburse us for any resulting damages or expenses. Any litigation, proceedings or dispute, even those without merit, may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. Any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.
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
*The risks inherent in operating internationally, including the purchase, sale and shipment of our components and products across international borders, may adversely impact our business, financial condition and results of operations.
We currently derive approximately 35% of our net sales from international operations. In addition, we purchase a portion of our raw materials and components from international sources. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations, including those related to duties, tariffs and conflict minerals. Compliance with such regulations is costly and we could be exposed to potentially significant penalties, fines and interest if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. We have historically engaged in transactions with entities related to or located in countries subject to certain U.S. export restrictions. For example, we have had sales of medical products destined for Iran. Although these activities have not been financially material to our business, financial condition or results of operations, and were undertaken in accordance with general licenses authorizing such activities issued by the U.S. Treasury Department’s Office of Foreign Assets Control, we may not be successful in ensuring compliance with limitations or restrictions on business in Iran or any other countries subject to economic sanctions and embargoes imposed by the United States. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.
In addition, changes in policy in the U.S. and other countries regarding international trade, including import and export regulation and international trade agreements, could negatively impact our business. In recent years, the U.S. has imposed tariffs on goods imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Changes or uncertainty in tariffs or further retaliatory trade measures taken by China or other countries in response could affect the demand for our products and services, impact the competitive position of our products, prevent us from being able to sell products in certain countries or otherwise adversely impact our results of operations. The implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs or new barriers to entry, could negatively impact our business, results of operations and financial condition.In addition, our international operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include, but are not limited to:

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
•political instability and actual or anticipated military or political conflicts, including the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia;
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
The U.S. government has initiated substantial changes in U.S. trade policy and U.S. trade agreements, including tariffs on certain foreign goods. In response to these tariffs, certain foreign governments instituted or are considering imposing tariffs on certain U.S. goods. In addition, the U.S. has negotiated new trade agreements that could impact us, including the United States-Mexico-Canada Agreement (USMCA), which went into force on July 1, 2020 and replaced the North American Free Trade Agreement. A trade war, trade barriers or other governmental actions related to tariffs, international trade agreements, import or export restrictions or other trade policies could adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, therefore, adversely affect our business, financial condition and results of operations.
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
The balance sheets of our foreign subsidiaries whose functional currency is not the U.S. Dollar are translated into U.S. Dollars at the rate of exchange at the balance sheet date and the statements of operations and cash flows are translated into U.S. Dollars using an approximation of the average monthly exchange rates applicable during the period. Any foreign currency exchange gain or loss as a result of translating the balance sheets of our foreign subsidiaries whose functional currency is not the U.S. Dollar is included in equity as a component of accumulated other comprehensive loss.
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
If one of our manufacturing facilities was affected by a natural or man-made disaster, we would be forced to rely on third-party manufacturers if we could not shift production to our other manufacturing facilities. Furthermore, our insurance for damage to our property and the disruption of our business from casualties may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If the lease for any of our leased facilities is terminated, we are unable to renew any of our leases or we are otherwise forced to seek alternative facilities, or if we voluntarily expand one or more of our manufacturing operations to new locations, we may incur additional transition costs and experience a disruption in the supply of our products until the new facilities are available and operating. Additionally, we have occasionally experienced seasonality and other shortages among our manufacturing workforce, and if we continue to experience such seasonality or other workforce shortages or otherwise have issues retaining employees or contractors at our manufacturing facilities, we may not be able to meet our customers’ demands.
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
Our products are predominantly used in patient care and expose us to product liability claims and product recalls, including, but not limited to, those that may arise from unauthorized off-label use, malfunctions, design flaws or manufacturing defects related to our products or the use of our products with incompatible components or systems. In addition, as we continue to expand our product portfolio, we may enter or create new markets, including consumer markets, that may expose us to additional product liability risks. For example, with the acquisition of TNI®, we added softFlow® technology to our product portfolio. While this technology provides efficient, quiet and comfortable respiratory support to patients, it may present increased risk of infection to caregivers. In addition, with the acquisition of Sound United, we added multiple broadly-distributed premium audio brands to our product portfolio and significantly expanded our consumer base worldwide, which could expose us to increased product liability claims.
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

*The impact of the Russian invasion of Ukraine on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.
The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in challenges associated with timely receipt of customer payments and banking transactions, increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the war in Ukraine may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our product prices; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.
*Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $135.71 to $284.87 per share from January 2, 2022 to April 2, 2022. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors, including the COVID-19 pandemic. In addition to the other risk factors previously discussed in this Quarterly Report on Form 10-Q, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:
•actual or anticipated fluctuations in our operating results or future prospects;
•our announcements or our competitors’ announcements of new products;
•the public’s reaction to our press releases, including those relating to our earnings or financial guidance, our other public announcements and our filings with the SEC;
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
As of April 2, 2022, approximately 10.3 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 3.0 million shares were subject to options outstanding at such date at a weighted-average exercise price of $84.50 per share, approximately 3.0 million shares were subject to outstanding RSUs, approximately 0.3 million shares were subject to outstanding PSUs and approximately 4.0 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 36 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution.
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
Our Board may from time to time declare, and we may pay, dividends on our outstanding shares in the manner and upon the terms and conditions permitted under applicable law. However, we may elect to retain all future earnings for the operation and expansion of our business, rather than paying cash dividends on our stock. In addition, under certain circumstances, our Credit Facility may limit our ability to pay cash dividends, repurchase our common stock or make other distributions to stockholders. Any payment of cash dividends on our stock will be at the discretion of our Board and will depend upon our results of operations, earnings, capital requirements, financial condition, business prospects, contractual restrictions and other factors deemed relevant by our Board. In addition, our Credit Facility places limitations on our ability to pay dividends. In the event our Board declares any dividends, there is no assurance with respect to the amount, timing or frequency of any such dividends.
Any repurchase of our common stock under the stock repurchase plan authorized by our Board in October 2021 (2021 Repurchase Program) will be at the discretion of a committee comprised of our CEO and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources, including debt, and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. For additional information related to our 2021 Repurchase Program, please see Note 17 to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

*Environmental, social and corporate governance (ESG) regulations, global climate change, corporate citizenship and related matters/provisions may make our supply chain more complex, and our reporting of such matters and may adversely affect our business.
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
Further, increased public awareness and concern regarding global climate change may result in new or enhanced legal requirements. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Such uncertainty may have an impact on our business, from the demand for our products to our costs of compliance in the manufacturing and servicing of our products, all of which may impact our results of operations. In addition, climate change initiatives and legislation could also disrupt our operations by impacting the availability and cost of materials within our supply chain, and could also increase insurance and other operating costs. In addition, the SEC has announced proposed rules that, among other matters, will establish a framework for reporting of climate-related risks. To the extent the proposed rules impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient.
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
*We are subject to recently enacted state laws in California that require gender and diversity quotas for boards of directors of public companies headquartered in California.
In September 2018, California enacted Senator Bill 826 (SB 826), which generally requires public companies with principal executive offices in California to have at least two female directors on its board of directors if the company has at least five directors, and at least three female directors on its board of directors if the company has at least six directors.
Additionally, on September 30, 2020, California enacted Assembly Bill 979 (AB 979), which generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities”. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. On April 1, 2022, the Los Angeles Superior Court declared AB 979 unconstitutional and, although it is unclear whether this decision may be appealed, the State of California is currently precluded from enforcing AB 979.
We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender quotas as required by SB 826, and our board of directors does not currently satisfy the quota required under SB 826. A failure to comply with SB 826 could result in fines from the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 fine for each subsequent violation of SB 826, and our reputation may be adversely affected.

Item 6. Exhibits

EXHIBIT INDEX
Exhibit Number		Description of Document
2.1†	(1)
Agreement and Plan of Merger, dated February 15, 2022, by and among Masimo Corporation, Sonic Boom Acquisition Corp., Viper Holdings Corporation, and, solely in its capacity as the Seller Representative, Viper Holdings, LLC (Sound United Series) (Exhibit 2.1)

3.1	(2)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)
3.2	(3)	Second Amended and Restated Bylaws adopted on October 24, 2019 (Exhibit 3.1)
4.1	(2)	Amended Form of Common Stock Certificate
4.2	(2)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999, between Masimo Corporation and certain of its stockholders (Exhibit 4.2)
4.3#	(4)	Masimo Retirement Savings Plan (Exhibit 4.7)
21.1*		List of Registrant’s Subsidiaries
10.1*		Credit Agreement dated as of April 11, 2022 among Masimo Corporation, as the Borrower, the Lenders and issuing banks party hereto and Citibank, N.A. as Administrative Agent
10.2#*		Amended and Restated 2007 Severance Protection Plan Agreement, dated March 30, 2022, by and between the Registrant and Micah Young
31.1*		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*		Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*		Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*		XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of April 2, 2022 and January 1, 2022, (ii) Condensed Consolidated Statements of Income for the three months ended April 2, 2022 and April 3, 2021, respectively, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 2, 2022 and April 3, 2021, respectively, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2022 and April 3, 2021, respectively, and (v) Notes to Condensed Consolidated Financial Statements.
 ______________
(1)    Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on February 15, 2022. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(2)    Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (No. 333-142171), originally filed on April 17, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form S-1, as amended.
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

†     Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for any schedule so furnished.
#     Indicates management or compensatory plan.
*     Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASIMO CORPORATION

Date: May 3, 2022	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: May 3, 2022	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer