Form 10-Q
period 2022-07-02
MASIMO CORP
filed 2022-08-10
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)						Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class					Number of Shares Outstanding as of July 2, 2022
Common stock, $0.001 par value					52,530,244

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JULY 2, 2022

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except par values)

	July 2, 2022	January 1, 2022
ASSETS
Current assets
Cash and cash equivalents	$218.0	$745.3
Trade accounts receivable, net of allowance for credit losses of $2.7 million and $2.2 million at July 2, 2022 and January 1, 2022, respectively	352.7	200.8
Inventories	449.2	201.4
Other current assets	138.3	91.0
Total current assets	1,158.2	1,238.5
Lease receivable, noncurrent	75.4	73.6
Deferred costs and other contract assets	35.4	28.1
Property and equipment, net	370.7	272.8
Customer relationships, net - (Note 9)	215.6	15.3
Acquired technologies, net - (Note 9)	170.9	20.7
Other intangible assets, net	78.0	36.5
Trademarks - (Note 9)	262.0	—
Goodwill	434.5	100.3
Deferred tax assets	55.1	52.6
Other non-current assets	105.3	48.6
Total assets	$2,961.1	$1,887.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$244.5	$75.5
Accrued compensation	75.5	70.8
Deferred revenue and other contract liabilities, current	75.4	50.9
Other current liabilities	156.6	70.4
Total current liabilities	552.0	267.6
Long-term debt	922.4	—
Other non-current liabilities	284.0	69.1
Total liabilities	1,758.4	336.7
Commitments and contingencies - (Note 23)
Stockholders’ equity
Preferred stock, $0.001 par value; 5.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100 million shares authorized; 52.5 million and 55.3 million shares issued and outstanding at July 2, 2022 and January 1, 2022, respectively	0.1	0.1
Treasury stock, 19.5 million and 16.5 million shares at July 2, 2022 and January 1, 2022, respectively	(1,169.1)	(767.7)
Additional paid-in capital	759.2	752.5
Accumulated other comprehensive loss	(23.1)	(5.5)
Retained earnings	1,635.6	1,570.9
Total stockholders’ equity	1,202.7	1,550.3
Total liabilities and stockholders’ equity	$2,961.1	$1,887.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenue	$565.3	$305.1	$869.5	$604.2
Cost of goods sold	307.1	112.2	406.6	214.4
Gross profit	258.2	192.9	462.9	389.8
Operating expenses:
Selling, general and administrative	188.3	93.9	297.2	190.5
Research and development	47.8	33.9	83.9	68.5
Total operating expenses	236.1	127.8	381.1	259.0
Operating income	22.1	65.1	81.8	130.8
Non-operating income (loss)	4.5	0.1	3.9	(0.7)
Income before provision for income taxes	26.6	65.2	85.7	130.1
Provision for income taxes	8.5	15.0	21.0	26.5
Net income	$18.1	$50.2	$64.7	$103.6

Net income per share:
Basic	$0.34	$0.91	$1.18	$1.88
Diluted	$0.33	$0.88	$1.15	$1.80

Weighted-average shares used in per share calculations:
Basic	53.9	55.0	54.7	55.1
Diluted	55.3	57.4	56.4	57.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$18.1	$50.2	$64.7	$103.6
Other comprehensive income, net of tax:
Unrealized (losses) gains from foreign currency translation adjustments	(14.0)	1.2	(16.9)	(1.7)
Change in pension benefits	(0.7)	—	(0.7)	—
Total comprehensive income	$3.4	$51.4	$47.1	$101.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in millions)
	Three and Six Months Ended July 2, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	55.3	$0.1	16.5	$(767.7)	$752.5	$(5.5)	$1,570.9	$1,550.3
Stock options exercised	0.1	—	—	—	2.7	—	—	2.7
Restricted/Performance stock units vested	0.2	—	—	—	—	—	—	—
Shares paid for tax withholding	(0.1)	—	—	—	(25.4)	—	—	(25.4)
Stock-based compensation	—	—	—	—	10.9	—	—	10.9
Net income	—	—	—	—	—	—	46.6	46.6
Foreign currency translation adjustment	—	—	—	—	—	(2.9)	—	(2.9)
Balance at April 2, 2022	55.5	0.1	16.5	(767.7)	740.7	(8.4)	1,617.5	1,582.2
Stock options exercised	—	—	—	—	1.2	—	—	1.2
Stock-based compensation	—	—	—	—	17.3	—	—	17.3
Repurchases of common stock	(3.0)	—	3.0	(401.4)	—	—	—	(401.4)
Net income	—	—	—	—	—	—	18.1	18.1
Foreign currency translation adjustment	—	—	—	—	—	(14.0)	—	(14.0)
Unrealized loss on pension plan	—	—	—	—	—	(0.7)	—	(0.7)
Balance at July 2, 2022	52.5	$0.1	19.5	$(1,169.1)	$759.2	$(23.1)	$1,635.6	$1,202.7

	Three and Six Months Ended July 3, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 2, 2021	55.3	$0.1	16.0	$(638.7)	$703.7	$1.4	$1,341.2	$1,407.7
Stock options exercised	—	—	—	—	2.9	—	—	2.9
Restricted/Performance stock units vested	0.3	—	—	—	—	—	—	—
Shares paid for tax withholding	—	—	—	—	(16.7)	—	—	(16.7)
Stock-based compensation	—	—	—	—	12.7	—	—	12.7
Repurchases of common stock	(0.5)	—	0.5	(128.9)	—	—	—	(128.9)
Net income	—	—	—	—	—	—	53.4	53.4
Foreign currency translation adjustment	—	—	—	—	—	(2.9)	—	(2.9)
Balance at April 3, 2021	55.1	0.1	16.5	(767.6)	702.6	(1.5)	1,394.6	1,328.2
Stock options exercised	—	—	—	—	3.4	—	—	3.4
Stock-based compensation	—	—	—	—	8.3	—	—	8.3
Net income	—	—	—	—	—	—	50.2	50.2
Foreign currency translation adjustment	—	—	—	—	—	1.2	—	1.2
Balance at July 3, 2021	55.1	$0.1	16.5	$(767.6)	$714.3	$(0.3)	$1,444.8	$1,391.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities:
Net income	$64.7	$103.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79.9	17.3
Stock-based compensation	28.2	20.9
Gain on disposal of equipment, intangibles and other assets	0.3	0.2
Provision for credit losses	0.9	0.5
Changes in operating assets and liabilities:
Increase in accounts receivable	(44.7)	(38.7)
(Increase) decrease in inventories	(67.8)	8.6
(Increase) decrease in other current assets	(8.2)	6.5
Increase in lease receivable, net	(1.7)	(7.5)
Increase in deferred costs and other contract assets	(21.6)	(1.7)
Increase in other non-current assets	(0.3)	(0.2)
Increase in accounts payable	40.4	2.0
Decrease in accrued compensation	(22.6)	(16.3)
Decrease in accrued liabilities	(7.2)	(6.0)
Decrease in income tax payable	(18.5)	(2.0)
Increase (decrease) in deferred revenue and other contract-related liabilities	4.8	(1.2)
Decrease in other non-current liabilities	(1.0)	(0.8)
Net cash provided by operating activities	25.6	85.2
Cash flows from investing activities:
Purchases of property and equipment, net	(30.0)	(14.2)
Increase in intangible assets	(10.5)	(3.0)
Business combinations, net of cash acquired	(985.5)	—
Other strategic investing activities	(1.2)	—
Net cash used in investing activities	(1,027.2)	(17.2)
Cash flows from financing activities:
Borrowings under line of credit	927.0	—
Repayments on line of credit	0.1	—
Debt issuance costs	(8.9)	—
Proceeds from issuance of common stock	4.6	9.1
Payroll tax withholdings on behalf of employees for vested equity awards	(25.4)	(16.7)
Repurchases of common stock	(401.4)	(128.9)
Net cash provided by (used in) financing activities	496.0	(136.5)
Effect of foreign currency exchange rates on cash	(22.2)	0.8
Net decrease in cash, cash equivalents and restricted cash	(527.8)	(67.7)
Cash, cash equivalents and restricted cash at beginning of period	748.4	645.0
Cash, cash equivalents and restricted cash at end of period	$220.6	$577.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of the Company
Masimo Corporation is a global medical technology company dedicated to improving lives, taking noninvasive monitoring to new sites and applications while improving patient outcomes and reducing the cost of care. The Company invented Masimo Signal Extraction Technology® (SET®), which provides the capabilities of Measure-through Motion and Low Perfusion™ pulse oximetry to address the primary limitations of conventional pulse oximetry. Historically, the Company has been focused on the core healthcare businesses derived from its SET® technology. During the early stages of the COVID-19 pandemic, the Company strategically expanded into the fast evolving remote patient monitoring and home wellness markets as well as the therapeutics markets.
On April 11, 2022, the Company acquired Viper Holdings Corporation d/b/a Sound United, LLC (Sound United), via the Company’s wholly-owned subsidiary, Sonic Boom Acquisition Corp (Sonic). For more information on Masimo’s acquisition of Sound United, see Note 17, “Business Combinations”. In addition, the Company updated its financial reporting segments to align with the way it manages the business units post-acquisition. See Note 24, “Segment and Enterprise Reporting”, for additional details.
The terms the “Company” and “Masimo” refer to Masimo Corporation and, where applicable, its consolidated subsidiaries.
______________
(1)    The use of the trademark Patient SafetyNet™ is under license from the University HealthSystem Consortium.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of January 1, 2022 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (fiscal year 2021), filed with the SEC on February 15, 2022. The results for the three and six months ended July 2, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 (fiscal year 2022) or for any other interim period or for any future year.
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
Use of Estimates
The Company prepares its financial statements in conformity with GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s use of estimates include the determination of standalone selling prices, variable consideration, total consideration allocated to each performance obligation within a contract, inventory valuation, valuation of the Company’s equity awards, valuation of identifiable assets and liabilities connected with business combinations, derivative instruments, deferred taxes and any associated valuation allowances, deferred revenue, accounting for pensions, uncertain income tax positions, litigation costs and related accruals. Actual results could differ from such estimates.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting in accordance with Accounting Standard Codification (ASC) Topic 805, Business Combinations, which requires that once control is obtained, the assets acquired, liabilities assumed and noncontrolling interests in the acquired entity, if applicable, are recorded at their respective fair values at the date of acquisition, with the exception of acquired contract assets and contract liabilities (i.e., deferred revenue) from contracts with customers. These are recognized and measured in accordance with ASC Topic 606, Revenue from Contracts with Customers. The excess of the purchase price over fair values of identifiable assets, liabilities and noncontrolling interests in the acquired entity, if applicable, is recorded as goodwill.
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
Pursuant to current authoritative guidance, entities are allowed an irrevocable option to elect the fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to apply the fair value option under this guidance to specific assets or liabilities on a contract-by-contract basis. The Company did not carry financial assets measured under the fair value hierarchy based on any of the three levels of inputs (Level 1, 2 and 3) other than cash and cash equivalents during either the six months ended July 2, 2022 or July 3, 2021. The Company carries cash and cash equivalents at cost, which approximates fair value, and are Level 1 under the fair value hierarchy.
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
Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives as follows:

Useful Lives
Buildings and building improvements	7 to 39 years
Computer equipment and software	1 to 12 years
Demonstration units	2 to 3 years
Furniture and office equipment	2 to 15 years
Leasehold improvements	Lesser of useful life or term of lease
Machinery, equipment and tooling	3 to 20 years
Operating lease assets	Lesser of useful life or term of lease
Transportation, vehicles and other	1 to 20 years
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
Intangible Assets
Intangible assets consist primarily of patents, trademarks, software development costs, customer relationships and acquired technology. Costs related to patents and trademarks, which include legal and application fees, are capitalized and amortized over the estimated useful lives using the straight-line method. Patent and trademark amortization commences once final approval of the patent or trademark has been obtained. Patent costs are amortized over the lesser of 10 years or the patent’s remaining legal life, which assumes renewals, and trademark costs are amortized over a range of 10 years to 17 years, and their associated amortization cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

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
Intangibles purchased as part of an asset acquisition or business combination historically have included patents, trademarks, customer relationships, developed technologies and contractual licenses. In certain circumstances the Company also has acquired non-compete agreements tied to certain employment relationships. The useful life for all of these is largely determined by valuation estimates of remaining economic life. In connection with the Sound United acquisition, the Company acquired certain trademarks/tradenames, which are intangible assets with indefinite useful lives. These brands are expected to maintain brand value for an indefinite period of time.
Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Goodwill is not amortized, but instead is tested annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. In assessing goodwill impairment, the Company has the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company’s qualitative assessment of the recoverability of goodwill considers various macroeconomic, industry-specific and Company-specific factors, including: (i) severe adverse industry or economic trends; (ii) significant Company-specific actions; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization below its net book value. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, or if the Company elects to bypass the qualitative analysis, then the Company performs a quantitative analysis that compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; otherwise, a goodwill impairment loss is recognized for the lesser of: (a) the amount that the carrying amount of such reporting unit exceeds its fair value; or (b) the amount of the goodwill allocated to such reporting unit. The annual impairment test is performed during the fourth fiscal quarter.
Similar to Goodwill, indefinite-lived intangible assets are not amortized but instead are subject to annual impairment testing, unless circumstances dictate more frequent testing, if impairment indicators exist. Impairment for indefinite-lived assets exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. Determining whether impairment indicators exist and estimating the fair value of the Company’s indefinite-lived intangible assets if necessary for impairment testing requires significant judgment. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors.
The Company reviews finite lived intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.
Employee Defined Benefit Plans
The Company maintains noncontributory defined benefit pension plans that cover employees in Japan and the Netherlands. The Company recognizes the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the condensed consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income (loss). If the projected benefit obligation exceeds the fair value of plan assets, the difference or unfunded status represents the pension liability. The Company records a net periodic pension cost in the condensed consolidated statement of operations. The liabilities and annual income or expense is determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of asset return. The fair values of plan assets are determined based on prevailing market prices. See Note 20, “Employee Benefits”, for further details.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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
Income taxes are highly susceptible to changes from period to period, requiring management to make assumptions about the Company’s future income over the lives of its deferred tax assets (DTA) and the impact of changes in valuation allowances. Any difference in the assumptions, judgments and estimates mentioned above could result in changes to the Company’s results of operations.
Revenue Recognition, Deferred Revenue and Other Contract Liabilities
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
Healthcare segment
While the majority of the Company’s Healthcare segment revenue contracts and transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, contract interpretation, judgment and analysis is required to determine the appropriate accounting, including: (i) the amount of the total consideration, as well as variable consideration, (ii) whether the arrangement contains an embedded lease, and if so, whether such embedded lease is a sales-type lease or an operating lease, (iii) the identification of the distinct performance obligations contained within the arrangement, (iv) how the arrangement consideration should be allocated to each performance obligation when multiple performance obligations exist, including the determination of standalone selling price, and (v) when to recognize revenue on the performance obligations. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition. Revenue from fixed lease payments related to equipment supplied under sales-type lease arrangements is recognized once control over the equipment is transferred to the customer, while revenue from fixed lease payments related to equipment supplied under operating-type lease arrangements is generally recognized on a straight-line basis over the term of the lease and variable lease payments are recognized as they occur.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The Company derives the majority of its Healthcare segment revenue from four primary sources: (i) direct sales under deferred equipment agreements with end-user hospitals where the Company provides up-front monitoring equipment at no up-front charge in exchange for a multi-year sensor purchase commitment; (ii) other direct sales of noninvasive monitoring solutions to end-user hospitals, emergency medical response organizations and other direct customers; (iii) sales of noninvasive monitoring solutions to distributors who then typically resell to end-user hospitals, emergency medical response organizations and other customers; and (iv) sales of integrated circuit boards to original equipment manufacturer (OEM) customers who incorporate the Company’s embedded software technology into their multiparameter monitoring devices. Subject to customer credit considerations, the majority of such sales are made on open account using industry standard payment terms based on the geography within which the specific customer is located.
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
Sales under deferred equipment agreements are generally structured such that the Company agrees to provide certain monitoring-related equipment, software, installation, training and/or warranty support at no up-front charge in exchange for the customer’s commitment to purchase sensors over the term of the agreement, which generally ranges from three years to six years. The Company allocates contract consideration under deferred equipment agreements containing fixed annual sensor purchase commitments to the underlying lease and non-lease components at contract inception. In determining whether any underlying lease components are related to a sales-type lease or an operating lease, the Company evaluates the customer’s rights and ability to control the use of the underlying equipment throughout the contract term, including any equipment substitution rights retained by the Company, as well as the Company’s expectations surrounding potential contract/lease extensions or renewals and the customer’s likelihood to exercise any purchase options. Beginning January 2, 2022, for contracts that contain variable lease payments, the Company also classifies as operating leases any components that would result in a day one selling loss should they be otherwise classified as a sales-type lease. Revenue allocable to non-lease performance obligations is generally recognized as such non-lease performance obligations are satisfied. Revenue allocable to lease components under sales-type lease arrangements is generally recognized when control over the equipment is transferred to the customer. Revenue allocable to lease components under operating lease arrangements is generally recognized over the term of the operating lease. The Company generally does not expect to derive any significant value in excess of such asset’s unamortized book value from equipment underlying its operating lease arrangements after the end of the agreement.
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
Non-healthcare segment
Non-healthcare segment revenue is related to hardware and embedded software that is integrated into final products that are manufactured and sold by the Company. Products and related software are accounted for as a single performance obligation and all intended functionality is available to the customer upon purchase. Non-healthcare segment revenue is recognized upon transfer of control of promised products or service to customers, which is either upon shipment or upon delivery to the customers, depending on delivery terms.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The Company offers sales incentives and has customer programs consisting primarily of discounts and market development fund programs, and records them as a contra revenue. Estimates for sales incentives are developed using most likely amount and are included in the transaction price to the extent that a significant reversal of revenue would not result once the uncertainty is resolved. In developing its estimates, the Company also considers the susceptibility of the incentive to outside influences, the length of time until the uncertainty is resolved and the Company’s experience with similar contracts. Reductions in revenue related to discounts are allocated to products on a relative basis based on their respective standard selling price if there are undelivered products in a contract. Judgement is required to determine the timing and amount of recognition of marketing funds which the Company estimates based on past practice of providing similar funds.
Payment terms and conditions vary among the Company’s distribution channels although terms generally include a requirement of payment within 30 to 60 days of product shipment. Sales directly to customers from the Company’s website are paid at the time of product shipment. Prior to determining payment terms for each customers, an evaluation of such customer’s credit risk is performed. Contractual allowances are an offset to accounts receivable.
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
In connection with the Sound United acquisition, the Company recognized non-healthcare royalty revenue associated with certain prepaid license arrangements. The Company recognizes non-healthcare revenue from the prepaid license arrangements based upon sales-based royalties when a subsequent sale occurs.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Changes in the warranty accrual were as follows:

	Six Months Ended
(in millions)	July 2, 2022	July 3, 2021
Warranty accrual, beginning of period	$2.5	$2.7
Increase related to acquisition, net of reserve	8.0	—
Accrual for warranties issued	1.8	2.2
Changes in pre-existing warranties (including changes in estimates)	(0.4)	(1.5)
Settlements made	(2.0)	(0.7)
Warranty accrual, end of period	$9.9	$2.7
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
Foreign Currency Translation
The Company’s international headquarters is in Switzerland, and its functional currency is the U.S. Dollar. The Company has many other foreign subsidiaries, and the largest transactions in foreign currency translations occur in Japanese Yen, the British Pound, Chinese Yuan and the European Euro.
The Company records certain revenues and expenses in foreign currencies. These revenues and expenses are translated into U.S. Dollars based on the average exchange rate for the reporting period. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollars at the exchange rate in effect as of the balance sheet date. Translation gains and losses related to foreign currency assets and liabilities of a subsidiary that are denominated in the functional currency of such subsidiary are included as a component of accumulated other comprehensive income (loss) within the accompanying condensed consolidated balance sheets. Realized and unrealized foreign currency gains and losses related to foreign currency assets and liabilities of the Company or a subsidiary that are not denominated in the underlying functional currency are included as a component of non-operating income (loss) within the accompanying condensed consolidated statements of operations.
Foreign Currency Derivative Instruments
The Company uses foreign currency derivative instruments in the form of forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables denominated in foreign currencies.
The Company’s objective is to partially offset gains or losses resulting from these exposures with opposing gains or losses on the forward contracts, thereby reducing volatility of earnings created by these foreign currency exposures. The Company did not enter into or hold derivative instruments for speculative trading purposes. In conjunction with the Sound United acquisition, the Company acquired multiple foreign currency forward contracts. The fair values of the forward contracts are estimated at each period end based on quoted market prices and are recorded as either a net asset or liability on the accompanying condensed consolidated balance sheets. These contracts are considered economic hedges but were not designated as hedges. The changes in the fair value of the instruments are recognized in the condensed consolidated statement of operations and were immaterial for the three and six months ended July 2, 2022.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Comprehensive Income
Comprehensive income includes foreign currency translation adjustments, changes to pension benefits and any related tax benefits that have been excluded from net income and reflected in stockholders’ equity.
Net Income Per Share
A computation of basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$18.1	$50.2	$64.7	$103.6
Basic net income per share:
Weighted-average shares outstanding - basic	53.9	55.0	54.7	55.1
Net income per basic share	$0.34	$0.91	$1.18	$1.88
Diluted net income per share:
Weighted-average shares outstanding - basic	53.9	55.0	54.7	55.1
Diluted share equivalents: stock options, RSUs and PSUs	1.4	2.4	1.7	2.5
Weighted-average shares outstanding - diluted	55.3	57.4	56.4	57.6
Net income per diluted share	$0.33	$0.88	$1.15	$1.80
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance stock units (PSUs). For the three months ended July 2, 2022 and July 3, 2021, weighted options to purchase 0.7 million and 0.4 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the six months ended July 2, 2022 and July 3, 2021, weighted options to purchase 1.8 million and 0.2 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs are considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of each of July 2, 2022 and July 3, 2021, 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares for each of the three month periods then ended.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Supplemental Cash Flow Information
Supplemental cash flow information includes the following:

	Six Months Ended
(in millions)	July 2, 2022	July 3, 2021
Cash paid during the year for:
Interest expense	$2.9	$0.2
Income taxes	39.7	24.2
Operating lease liabilities	4.2	3.7

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities	$8.1	$4.4

Non-cash investing activities:
Unpaid purchases of property and equipment	$4.1	$2.4
Unpaid strategic investments	—	6.0
Deposit release to acquire noncontrolling interest(1)	—	3.4
Unpaid purchase consideration to be settled upon net working capital finalization	21.0	—

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$—	$0.2

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$218.0	$576.0
Restricted cash	2.6	1.4
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$220.6	$577.3
______________
(1)     See Note 5, “Other Current Assets”, for more details.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Recently Adopted Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board (FASB) issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). The standard requires companies to apply ASC Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This creates an exception to the general recognition and measurement principle in ASC Topic 805. ASU 2021-08 is effective for annual reporting periods beginning after December 15, 2022, and for interim periods within those years, and should be adopted prospectively. Early adoption is permitted. The Company’s early adoption of this standard, effective January 3, 2021, did not have a material impact on its consolidated financial statements. Subsequently, upon the closing of the Sound United acquisition, the Company recognized and measured acquired contract assets and contract liabilities (i.e., deferred revenue) in accordance with the ASC Topic 606.
In July 2021, the FASB issued Accounting Standards Update (ASU) No. 2021-05, Leases (Topic 842), Lessors - Certain Leases with Variable Lease Payments (ASU 2021-05). The new standard amends the original ASU No. 2016-02 lease standard by requiring lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses at lease commencement if they were classified as sales-type. ASU 2021-05 is effective for annual reporting periods beginning after December 15, 2021, and for interim periods within those years, and may be adopted either prospectively or on a retrospective basis for leases that commenced or were modified after the date of initial adoption of ASC 842.
On January 2, 2022, the Company adopted ASU 2021-05 prospectively for leases that commenced or were modified on or after the date of adoption. As a result, certain leases which would have previously been classified as lease receivables (sales-type leases) were classified as operating leases, as they were determined to have variable lease payments that do not depend on an index or rate and would have selling losses at lease commencement. For leases that are classified as operating leases, the Company recorded these operating lease assets within property, plant, and equipment, net of accumulated depreciation. The equipment costs associated with such new operating leases were initially deferred and will subsequently be amortized over the lease term on a straight-line basis, rather than being immediately recognized upon lease commencement. Similarly, revenue associated with such new operating leases is now being recognized over the term of the lease, rather than being immediately recognized at the date of the lease commencement. See Notes 6, 8 and 11 of these condensed consolidated financial statements for further details.
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
On April 11, 2022, the Company adopted ASU 2020-04 and ASU 2021-01 prospectively, in conjunction with the termination of the Company’s Credit Facility and execution of a new Credit Facility, which included both term loans and a revolving line of credit. At the time of transition, the Company no longer held any debt based upon the then-current reference rate, thus, it did not elect any optional practical expedients for contract modifications. Ultimately, the Company transitioned away from an interest rate based on LIBOR to SOFR, and such adoption did not have a material impact on its condensed consolidated financial statements.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
3. Related Party Transactions
The Company’s Chairman and Chief Executive Officer (CEO) is also the Chairman and CEO of Cercacor Laboratories, Inc. (Cercacor). The Company is a party to the following agreements with Cercacor:
•Cross-Licensing Agreement - The Company and Cercacor are parties to a cross-licensing agreement (Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities payable to Cercacor arising under the Cross-Licensing Agreement were $5.1 million and $3.2 million for the three months ended July 2, 2022 and July 3, 2021, respectively. Aggregate liabilities payable to Cercacor arising under the Cross-Licensing Agreement were $8.5 million and $6.7 million for the six months ended July 2, 2022 and July 3, 2021, respectively.
•Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.1 million and less than $0.1 million for the three months ended July 2, 2022 and July 3, 2021, respectively. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.2 million and $0.1 million for the six months ended July 2, 2022 and July 3, 2021, respectively.
•Lease Agreement - Effective December 2019, the Company entered into a lease agreement with Cercacor for approximately 34,000 square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Cercacor Lease). The term of the Cercacor Lease expires on December 31, 2024. The Company recognized approximately $0.3 million of lease income for each of the three months ended July 2, 2022 and July 3, 2021. The Company recognized approximately $0.6 million of lease income for each of the six months ended July 2, 2022 and July 3, 2021.
Net amounts due to Cercacor at July 2, 2022 and January 1, 2022 were approximately $5.1 million and $3.5 million, respectively.
The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. In addition, the Company’s Executive Vice President (EVP), Chief Financial Officer (CFO) serves as the Treasurer of the Masimo Foundation and the Company’s EVP, General Counsel and Corporate Secretary serves as the Secretary for the Masimo Foundation. During the three months ended July 2, 2022 and July 3, 2021, the Company made no cash contributions to the Masimo Foundation. During the six months ended July 2, 2022, the Company made cash contributions of approximately $1.0 million to the Masimo Foundation. During the six months ended July 3, 2021, the Company made no cash contributions to the Masimo Foundation.
During the three and six months ended July 2, 2022 and July 3, 2021, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services.
The Company’s CEO is also a co-founder and a member of the board of directors of Like Minded Media Ventures (LMMV), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. The Company entered into a marketing service agreement with LMMV for audiovisual production services promoting brand awareness, including television commercials and digital advertising, during the second quarter of 2020. During the three months ended July 2, 2022 and July 3, 2021, the Company incurred no marketing expenses to LMMV under the marketing service agreement. During the six months ended July 2, 2022 the Company incurred $0.6 million in marketing expenses to LMMV under the marketing service agreement. During the six months ended July 3, 2021 the Company incurred no marketing expenses to LMMV under the marketing service agreement. At July 2, 2022 and January 1, 2022, there was no amount due to LMMV for services rendered.
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
The Company maintains an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. For each of the three and six months ended July 2, 2022, the Company’s CEO did not incur any charges pursuant to this agreement. For each of the three and six months ended July 3, 2021, the Company charged the Company’s CEO less than $0.1 million, pursuant to this agreement.
The Company’s President, Consumer is the Chairman of the Sound Start Foundation, a non-profit organization that was founded in 1996 to provide a way of emboldening the mindset to Bring Joy to the World Through Sound. During the three months ended July 2, 2022 and July 3, 2021, the Company made no cash contributions to the Sound Start Foundation.
4. Inventories
Inventories consist of the following:

(in millions)	July 2, 2022	January 1, 2022
Raw materials	$186.7	$128.3
Work-in-process	29.3	17.1
Finished goods	233.2	56.0
Total inventories	$449.2	$201.4
A significant portion of the increase in the inventory balance at July 2, 2022 was attributable to the Sound United acquisition. See Note 17, Business Combinations for further details.
5. Other Current Assets
Other current assets consist of the following:

(in millions)	July 2, 2022	January 1, 2022
Prepaid expenses	$62.2	$30.9
Lease receivable, current	28.9	28.7
Indirect taxes receivable	22.2	12.8
Prepaid income taxes	8.4	7.0
Prepaid rebates and royalties, current	4.0	2.8
Restricted cash(1)	2.6	3.0
Customer notes receivable	2.2	2.4
Contract assets, current	1.5	2.1
Other current assets	6.3	1.3
Total other current assets	$138.3	$91.0
______________
(1)     Restricted cash includes funds received from the Bill and Melinda Gates Foundation. As the Company incurs costs associated with research and development related to this project, on a quarterly basis, the Company reclasses amounts from the grant to offset costs incurred.
6. Lease Receivable
Effective January 2, 2022, the Company adopted ASU 2021-05 prospectively for leases that commenced or were modified on or after the date of adoption, resulting in the Company recording these operating lease assets within property, plant, and equipment, net of accumulated depreciation. The equipment costs associated with such new operating leases were initially deferred and will subsequently be amortized over the lease term on a straight-line basis.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The Company recognizes revenue and costs, as well as a lease receivable, at the time the lease commences pursuant to deferred equipment agreements containing embedded sales-type leases. Lease revenue related to both operating-type and sales-type leases for the three months ended July 2, 2022 and July 3, 2021 was approximately $11.0 million and $18.0 million, respectively, and is included within product revenue in the accompanying condensed consolidated statements of operations. Lease revenue related to both operating-type and sales-type leases for the six months ended July 2, 2022 and July 3, 2021 was approximately $24.0 million and $28.0 million, respectively, and is included within revenue in the accompanying condensed consolidated statements of operations. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying condensed consolidated statements of operations.
Lease receivable from sales-type leases consists of the following:

(in millions)	July 2, 2022	January 1, 2022
Lease receivable	$104.6	$102.6
Allowance for credit loss	(0.3)	(0.3)
Lease receivable, net	104.3	102.3
Less: current portion of lease receivable	(28.9)	(28.7)
Lease receivable, noncurrent	$75.4	$73.6
As of July 2, 2022, estimated future maturities of customer sales-type lease receivables and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in millions)
Fiscal year	Sales-Type Leases	Operating Leases
2022 (balance of year)	$15.0	$1.1
2023	26.9	1.6
2024	23.2	1.6
2025	17.8	1.5
2026	11.1	1.3
Thereafter	10.3	3.0
Total	$104.3	$10.1
Less: imputed interest(1)	—
Present value of total lease payments	$104.3
______________
(1)     The calculation of the rates implicit in the leases resulted in negative discount rates. Therefore, the Company as a lessor used a 0% discount rate to measure the net investment in the lease.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following:

(in millions)	July 2, 2022	January 1, 2022
Deferred commissions	$14.7	$11.9
Prepaid contract allowances	12.1	8.6
Unbilled contract receivables	7.8	5.0
Deferred equipment agreements, net	0.8	2.6
Deferred costs and other contract assets	$35.4	$28.1

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
8. Property and Equipment, net
Property and equipment, net, consists of the following:

(in millions)	July 2, 2022	January 1, 2022
Building and building improvements	$148.7	$142.1
Machinery, equipment and tooling	139.5	103.5
Land	64.5	57.0
Computer equipment and software	40.2	32.5
Transportation, vehicles and other	33.1	33.1
Leasehold improvements	31.1	21.9
Furniture and office equipment	16.5	14.2
Operating lease assets(1)	14.1	—
Demonstration units	7.8	0.9
Construction-in-progress (CIP)	48.6	25.1
Total property and equipment	544.1	430.3
Accumulated depreciation	(173.4)	(157.5)
Property and equipment, net	$370.7	$272.8
______________
(1)    Effective January 2, 2022, the Company adopted ASU 2021-05, resulting in the Company recording these operating lease assets within property, plant, and equipment.
A significant portion of the increase in property and equipment at July 2, 2022, as compared to January 1, 2022. was attributable to the Sound United acquisition. See Note 17, “Business Combinations” for further details.
For the three months ended July 2, 2022 and July 3, 2021, depreciation expense of property and equipment was $12.0 million and $6.4 million, respectively. For the six months ended July 2, 2022 and July 3, 2021, depreciation expense of property and equipment was $18.5 million and $12.3 million, respectively.
For the three months ended July 2, 2022 and July 3, 2021, depreciation expense of operating lease assets was $0.9 million and $0.0 million, respectively. For the six months ended July 2, 2022 and July 3, 2021, depreciation expense of operating lease assets was $1.0 million and $0.0 million, respectively.
The balance in CIP at July 2, 2022 and January 1, 2022 related primarily to the capitalized implementation costs related to a new enterprise resource planning software system and costs related to equipment and other facility improvements at the Company’s corporate headquarters, as well as at a new research and development facility, the underlying assets for which have not been completed or placed into service.
On February 14, 2022, the Company’s wholly owned subsidiary, Masimo Canada ULC, entered into a Purchase and Sale Agreement (Purchase Agreement) with Keltic (Prior) Development Limited Partnership (Vendor) for the purchase of a property in Vancouver, British Columbia, Canada for a purchase price of CAD 123.0 million, plus GST (Purchase Price), subject to certain adjustments. The Company has paid CAD 21.0 million as a deposit towards the purchase. The balance of the Purchase Price will be due and payable upon the closing of the transaction, which is currently expected to occur during the second half of 2024.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
9. Intangible Assets, net
Intangible assets, net, consist of the following:

	July 2, 2022			January 1, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$228.6	$(13.0)	$215.6	$24.6	$(9.3)	$15.3
Acquired technologies	183.9	(13.0)	170.9	28.4	(7.7)	20.7
Patents	61.9	(14.0)	47.9	31.5	(13.2)	18.3
Trademarks	18.7	(5.6)	13.1	12.2	(4.1)	8.1
Licenses	8.7	(2.5)	6.2	8.1	(2.0)	6.1
Licenses-related party	7.5	(6.2)	1.3	7.5	(6.0)	1.5
Non-compete agreements(1)	6.0	—	6.0	—	—	—
Capitalized software development costs	5.3	(2.7)	2.6	4.2	(2.6)	1.6
Other	1.9	(1.0)	0.9	2.0	(0.9)	1.1
Total intangible assets subject to amortization, net	$522.5	$(58.0)	$464.5	$118.5	$(45.8)	$72.7
Intangible assets not subject to amortization:
Trademarks			262.0			—
Intangible assets, net			$726.5			$72.7
_______________
(1)    In connection with the Sound United acquisition, the Company also acquired non-compete agreements with a gross carrying amount equal to $6.0 million.
A significant portion of the increase in intangible assets was attributable to the Sound United acquisition. Please refer to Note 17, “Business Combinations”, for further details.
Finite lived intangible assets have a weighted-average amortization period ranging from twelve years to fourteen years. Total amortization expense for the three months ended July 2, 2022 and July 3, 2021 was $58.9 million and $2.4 million, respectively. Total amortization expense for the six months ended July 2, 2022 and July 3, 2021 was $61.4 million and $5.0 million, respectively.
Total renewal costs for patents and trademarks for the three months ended July 2, 2022 and July 3, 2021 were $0.3 million and $0.2 million, respectively. Total renewal costs for patents and trademarks for the six months ended July 2, 2022 and July 3, 2021 were $0.7 million and $0.4 million, respectively. As of July 2, 2022, the weighted-average number of years until the next renewal was two years for patents and six years for trademarks.
Estimated amortization expense for each of the next fiscal years is as follows:

Fiscal year	Amount (in millions)
2022 (balance of year)	$23.8
2023	43.8
2024	40.4
2025	45.5
2026	40.7
Thereafter	270.3
Total	$464.5

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
10. Goodwill
Changes in goodwill were as follows:

	Six Months Ended July 2, 2022
(in millions)	Healthcare	Non-healthcare	Total
Goodwill, beginning of period	$100.3	$—	$100.3
Increase from business combinations	—	337.5	337.5
Foreign currency translation adjustment	(3.3)	—	(3.3)
Goodwill, end of period	$97.0	$337.5	$434.5
A significant portion of the increase in goodwill at July 2, 2022 was attributable to the Sound United acquisition. See Note 17, “Business Combinations”, for further details.
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
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of July 2, 2022, the weighted-average discount rate used by the Company for all operating leases was approximately 3.8%.
The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows:

(in millions)	Balance sheet classification	July 2, 2022	January 1, 2022
Lessee ROU assets	Other non-current assets	$66.3	$30.5

Lessee current lease liabilities	Other current liabilities	16.4	6.4
Lessee non-current lease liabilities	Other non-current liabilities	49.9	26.3
Total operating lease liabilities		$66.3	$32.7
As of July 2, 2022 and January 1, 2022, accumulated amortization for lessee ROU assets was $29.5 million and $15.2 million, respectively. The weighted-average remaining lease term for the Company’s operating leases was 6.5 years as of July 2, 2022.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of July 2, 2022, estimated future operating lease payments for each of the following fiscal years were as follows:

Fiscal year	Amount (in millions)
2022 (balance of year)	$9.4
2023	16.8
2024	13.3
2025	9.2
2026	5.8
Thereafter(1)	21.1
Total	75.6
Imputed interest	(9.3)
Present value	$66.3
______________
(1)     Includes optional renewal period for certain leases.
During the three months ended July 2, 2022 and July 3, 2021, operating lease costs were approximately $5.4 million and $2.2 million, respectively. During the six months ended July 2, 2022 and July 3, 2021, operating lease costs were approximately $7.8 million and $4.1 million, respectively.
12. Other Non-Current Assets
Other non-current assets consist of the following:

(in millions)	July 2, 2022	January 1, 2022
Lessee ROU assets, net	$66.3	$30.5
Prepaid deposits and other	24.7	3.9
Strategic investments	13.9	13.8
Other non-current assets	0.4	0.4
Total non-current assets	$105.3	$48.6
13. Deferred Revenue and Other Contract Liabilities, Current
Deferred revenue and other contract liabilities, current, consist of the following:

(in millions)	July 2, 2022	January 1, 2022
Deferred revenue	$60.2	$35.1
Accrued rebates and allowances	31.9	13.6
Accrued customer reimbursements	5.9	7.4
Total deferred revenue and other contract liabilities	98.0	56.1
Less: Non-current portion of deferred revenue	(22.6)	(5.2)
Deferred revenue and other contract liabilities - current	$75.4	$50.9

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize revenue. Generally, both healthcare and non-healthcare segments record deferred revenue when revenue is to be recognized subsequent to invoicing.
Healthcare Deferred Revenue
Healthcare deferred revenue primarily relates to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements, and maintenance agreements. Expected revenue from remaining contractual performance obligations (Unrecognized Contract Revenue) includes deferred revenue, as well as other amounts that will be invoiced and recognized as revenue in future periods when the Company completes its performance obligations. Unrecognized Contract Revenue excludes revenue allocable to monitoring-related equipment that is effectively leased to customers under deferred equipment agreements and other contractual obligations for which neither party has performed. The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially. As of July 2, 2022, the Company had approximately $1,236.3 million of Unrecognized Contract Revenue related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately $347.6 million of this amount as revenue within the next twelve months and the remaining balance thereafter.
Non-Healthcare Deferred Revenue
In October 2020, Bowers and Wilkins (B&W), a subsidiary of Sound United, entered into an amendment to a licensing agreement, whereby B&W received a $20.0 million royalty prepayment in relation to sound system units manufactured by B&W for various high-end car manufacturers with a total commitment of $35.0 million to be received by September 30, 2028. As of July 2, 2022, the deferred revenue was $17.9 million.
Changes in deferred revenue were as follows:

(in millions)	Six Months Ended July 2, 2022
Deferred revenue, beginning of the period	$35.1
Increase from business combinations	18.6
Revenue deferred during the period	22.4
Recognition of revenue deferred in prior periods	(15.9)
Deferred revenue, end of the period	$60.2
14. Other Current Liabilities
Other current liabilities consist of the following:

(in millions)	July 2, 2022	January 1, 2022
Accrued expenses	$51.6	$12.1
Accrued indirect taxes payable	27.6	16.3
Lessee lease liabilities, current	16.4	6.4
Current portion of long-term debt	13.9	—
Accrued warranty	9.9	2.5
Income tax payable	9.3	12.0
Accrued property taxes	8.6	2.0
Accrued legal fees	6.5	7.1
Related party payables	5.2	3.6
Accrued donations	1.6	3.7
Other current liabilities	6.0	4.7
Total other current liabilities	$156.6	$70.4

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
15. Debt

(in millions)	July 2, 2022	January 1, 2022
Term loan - current portion	$7.5	$—
Revolver - current portion	—	—
Japanese loans - current portion	6.4	—
Short-term debt	$13.9	$—

Term loan - long-term	$281.7	$—
Revolver - long-term	629.0	—
Japanese loans - long-term	11.7	—
Long-term debt	922.4	—
Total debt	$936.3	$—
Prior Credit Facility
Until April 11, 2022, the Company maintained a credit agreement (Prior Credit Facility) with JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, and Bank of the West, a Lender (collectively, the Lenders). The Prior Credit Facility provided for up to $150.0 million of unsecured borrowings, with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity up to $550.0 million in the future with the Lenders and additional lenders, as required. The Prior Credit Facility also provided for a sublimit of up to $25.0 million for the issuance of letters of credit and a sublimit of $75.0 million for borrowings in specified foreign currencies.
On April 11, 2022, the Company paid off all obligations owing under the Prior Credit Facility, and terminated it. As a result of the repayment, the Company expensed $0.2 million of previously capitalized debt issuance costs.
Credit Facility
On April 11, 2022, concurrently with the closing of the Sound United acquisition, as disclosed in Note 17, “Business Combinations”, the Company entered into a new credit agreement (Credit Facility) with financial institutions party thereto as initial lenders (collectively, the Initial Lenders), Citibank, N.A., as Administrative Agent, Citibank, N.A., JPMorgan Chase Bank, N.A., Bank of the West and BofA Securities, Inc., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., Bank of the West and BofA Securities, Inc., as co-syndication agents.
The Credit Facility provides for an unsecured term loan of $300.0 million (Term Loan) and $500.0 million of ongoing unsecured revolving commitments (Revolver), with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity by an additional $400.0 million (plus additional unlimited amounts if certain incurrence tests are met) in the future with the Initial Lenders and additional lenders, as required. Debt issuance costs of $8.9 million were recorded as a reduction to the carrying amount of the Credit Facility, and are being amortized to interest expense using the effective interest method.
The Credit Facility also provides for a sublimit of up to $50.0 million for the issuance of letters of credit.
Borrowings under the Credit Facility will be deemed, at the Company’s election, either: (a) an Alternate Base Rate (ABR) Loan, which bears interest at the ABR, plus a spread of 0.000% to 0.750% based upon a Company leverage ratio, or (b) a Term SOFR Loan, which bears interest at the Adjusted Term SOFR Rate (as defined below), plus a spread of 1.000% to 1.750% based upon a Company net leverage ratio. Pursuant to the terms of the Credit Facility, the ABR is equal to the greatest of (i) the prime rate, (ii) the Federal Reserve Bank of New York effective rate plus 0.50%, and (iii) the one-month Adjusted Term SOFR plus 1.0%. The Adjusted Term SOFR Rate is equal to the Term SOFR Rate (as defined in the Credit Facility) for the applicable interest period plus a spread adjustment of 0.10%, 0.15% and 0.25% for the interest periods ending one, three and six months, respectively.
The Company is also obligated under the Credit Facility to pay an unused fee ranging from 0.150% to 0.275% per annum, based upon a Company leverage ratio, with respect to any non-utilized portion of the Credit Facility.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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
On May 16, 2022, the Company entered into the First Amendment to the Credit Agreement (First Amendment) with the Initial Lenders and Citibank, N.A., as administrative agent, which amended the Credit Facility. The First Amendment provides for an additional $205 million of unsecured revolving commitments, increasing the aggregate amount of the Revolver from $500 million to $705 million.
Borrowing rates, financial covenants, affirmative and negative covenants and other restricted terms remain unchanged from the Credit Facility. All unpaid principal under the First Amendment will become due and payable on April 12, 2027. The Company was in compliance with the financial covenants as of July 2, 2022.
For each of the three and six months ended July 2, 2022 and July 3, 2021, the Company incurred total interest expense of $4.5 million and $0 under the Credit Facility, respectively.
On July 13, 2022, the Company entered two interest rate swaps (swaps) as a means to manage the interest rate risks associated with the above floating interest debt facilities. These swaps were designated as cash flow hedges. The notional amounts of these hedges were $500.0 million and $250.0 million. The Company will record the interest swaps in the condensed consolidated balance sheet at fair value.
Furthermore, in connection with the Sound United acquisition, the Company assumed three outstanding loans as follows:
Japanese Revolving Loan
In March 2020, Sound United entered into a secured revolving loan (Japanese Revolving Loan) with Mizuho bank, which allows Sound United to borrow up to ¥800 million (approximately $5.9 million). The Japanese Revolving Loan is an evergreen agreement that terminates upon request by either the financial institution or the borrower and is collateralized with land and buildings in Shirakawa-Shi owned by the borrower. Interest accrues at a rate equal to the Mizuho Tokyo Interbank Offered Rate (TIBOR) plus a fixed spread of 0.50% per annum. In connection with the execution of the Japanese Revolving Loan, the Company incurred debt issuance costs of ¥7.2 million (approximately $0.1 million). As of July 2, 2022, the Company had ¥800 million (approximately $5.9 million) of outstanding borrowing under the Japanese Revolving Loan, which is presented under short-term loans on the accompanying condensed consolidated balance sheets.
The Japanese Revolving Loan agreement contains customary affirmative and negative covenants, such as financial reporting requirements and customary covenants that restrict the borrower’s ability to, among other things, provide collateral for obligations borne by borrower, and determine the eligibility to declare, and amount of potential dividends to be paid during a given fiscal year. The Company was in compliance with the financial covenants as of July 2, 2022.
Japanese Government Loans
In May and June 2020, Sound United received ¥1.48 billion (approximately $10.9 million in non-collateralized Japanese Government Loan facilities (Japanese Government Loans) as part of its local Japanese stimulus program. Interest accrues at a weighted average rate of 1.33% and is repayable in installments with various maturities through June 2035. The non-current portion of the Japanese Government Loans is presented under long-term debt and the current portion is presented under short-term loans on the accompanying condensed consolidated balance sheets. The Company incurred no debt issuance costs in connection with the Japanese Government Loans.
Japanese Equipment Loans
In April and May 2021, Sound United entered into collateralized Japanese Equipment Loans of ¥150 million (approximately $1.1 million), payable in installments through March 2031 with interest of 0.58%, and ¥80 million (approximately $0.6 million) payable in installments through April 2028 with interest of 1.2%. The non-current portion of the Japanese Equipment Loans is presented under long-term debt and the current portion is presented under short-term loans on the accompanying condensed consolidated balance sheets. The Company incurred no debt issuance costs in connection with these Japanese Equipment Loans.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of July 2, 2022, the aggregate maturities of principal on all debt for each of the next five years and thereafter is as follows:

Fiscal year	Amount (in millions)
2022 (balance of the year)	$3.1
2023	6.6
2024	14.1
2025	13.4
2026	12.7
Thereafter	886.4
Total	$936.3
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

(in millions)	July 2, 2022	January 1, 2022
Deferred tax liabilities	$162.3	$5.1
Lessee non-current lease liabilities	49.9	26.3
Deferred revenue, non-current	22.6	5.2
Unrecognized tax benefits	16.6	14.9
Income tax payable, non-current	12.7	17.0
Retirement allowance	9.6	—
Indirect tax payable, non-current	8.0	—
Other	2.3	0.6
Total other non-current liabilities	$284.0	$69.1
Unrecognized tax benefits relate to the Company’s long-term portion of tax liability associated with uncertain tax positions. Authoritative guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. See Note 22, “Income Taxes”, to these condensed consolidated financial statements for further details.
17. Business Combinations
Sound United Acquisition
On April 11, 2022, the Company completed the previously announced acquisition of Sound United, pursuant to a Merger Agreement dated as of February 15, 2022 (Merger Agreement), by and among the Company, Sonic Boom Acquisition Corp., a wholly-owned subsidiary of the Company (Merger Sub), Viper Holdings Corporation d/b/a Sound United, LLC (Sound United), and, solely in its capacity as the Seller Representative, Viper Holdings, LLC, Merger Sub merged with and into Sound United, with Sound United continuing as a wholly-owned subsidiary of the Company (Merger).
Sound United is a leading innovator of premium, high-performance audio products for consumers around the world, which operates iconic consumer brands: Bowers & Wilkins®, Denon®, Marantz®, HEOS®, Classé®, Polk Audio®, Boston Acoustics® and Definitive Technology®. The brands are linked by a commitment to the highest production standards and a focus on unparalleled audio quality and audio performance. Sound United delivers significant competitive benefits through its platform advantages including global distribution across online, retail and custom installation channels; a cloud-connected home ecosystem; and a state-of-the-art research and development function focused on creating the highest-quality consumer products with world-class industrial design.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The Company acquired 100% of the equity interests of Sound United for $1.086 billion in cash, subject to adjustments based on Sound United’s net working capital, transaction expenses, cash and debt as of the closing of the Merger (Closing), payable by the Company in cash. The transaction was primarily funded with the proceeds from the Credit Facility. See Note 15, “Debt”, for additional information about the Credit Facility. There was no contingent consideration resulting from the transaction.
The results of operations of Sound United subsequent to the acquisition date and the acquired assets and assumed liabilities, including the preliminary allocation of goodwill and intangible assets, are included in the non-healthcare segment, including revenue of $208.3 million and a net loss of $26.9 million for the period of April 11, 2022 to July 2, 2022.
Acquisition costs
The Company recognized transaction costs related to the Sound United acquisition of $15.1 million for the three months ended July 2, 2022. These costs include investment banker fees, legal, due diligence, and other external costs that the Company recorded within selling, general and administrative expense.
Purchase price allocations
The purchase price for the Sound United acquisition is preliminary, pending final customary purchase price adjustments. The valuations of the assets acquired and liabilities assumed have not yet been finalized as of July 2, 2022. The purchase price allocation is preliminary and subject to change, including measurement period adjustments, the valuation of intangible assets, leases, deferred taxes, inventory, property, plant and equipment and goodwill. The purchase price allocation will be finalized as the information necessary to complete the required analysis is obtained, which the Company will complete within one year from the acquisition date. Goodwill was calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired in a business combination and represents the future economic benefits expected to arise from intangible assets acquired that do not qualify for separate recognition, including the assembled workforce. Goodwill is not expected to be deductible for tax purposes.
The fair values assigned to assets acquired and liabilities assumed as of July 2, 2022 are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of the valuation analysis.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The table below summarizes the preliminary allocation of fair value of assets acquired and liabilities assumed as of April 11, 2022:

(in millions)	Sound United
Cash consideration(1)	$1,086.2
Purchase price	$1,086.2

Assets acquired:
Cash and cash equivalents	$81.4
Accounts receivables	108.4
Inventories	230.7
Prepaid expenses and other current assets	61.4
Property, plant and equipment	101.5
Intangible asset	657.0
Goodwill	337.5
Long-term other assets	9.5
Total assets acquired	$1,587.4

Liabilities assumed:
Accounts payable	$(127.9)
Accrued liabilities and other current liabilities	(153.1)
Deferred tax liabilities	(159.5)
Other long-term liabilities	(60.7)
Total liabilities assumed	$(501.2)
______________
(1)    The purchase price for the Sound United acquisition is preliminary, pending final customary purchase price adjustments.
Identifiable Intangible Assets
The following table sets forth the components of identifiable intangible assets acquired and the weighted average amortization period as of the acquisition date:

	Weighted average amortization period (in years)	July 2, 2022 (in millions)
Trademarks/tradenames	10	$268.0
Customer relationships	18	204.0
Developed technology	8	156.0
Contractual license agreements	15	29.0
Total	14 years	$657.0
In determining the fair value of the identifiable intangible assets, the Company utilized various forms of the income approach, depending on the asset being valued. The estimation of fair value requires significant judgment related to cash flow forecasts, discount rates reflecting the risk inherent in each cash flow stream, competitive trends, market comparable and other factors. Other inputs included historical data, current and anticipated market conditions, and growth rates. Contractual license agreements have a weighted average amortization period of 5 years until the next renewal term.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The intangible assets were valued using the following valuation approaches:
Customer relationships
The fair value of customer relationships was determined using the multi-period excess earnings method. The multi-period excess earnings method involves forecasting the net earnings expected to be generated by the asset, reducing them by appropriate returns on contributory assets, and then discounting the resulting net cash flows to a present value using an appropriate discount rate.
Trademarks/tradenames
The fair values of the trademark/tradenames were determined using the relief-from-royalty method under the income approach. This involves forecasting avoided royalties, reducing them by taxes, and discounting the resulting net cash flows to a present value using an appropriate discount rate. Judgment was applied for a number of assumptions in valuing the identified intangible assets including revenue and cash flow forecasts, survival rates, technology life, royalty rate, obsolescence and discount rate.
Developed technology
The fair values of the developed technology was determined using the relief-from-royalty method under the income approach. This involves forecasting avoided royalties, reducing them by taxes, and discounting the resulting net cash flows to a present value using an appropriate discount rate. Judgment was applied for a number of assumptions in valuing the identified intangible assets including revenue and cash flow forecasts, survival rates, technology life, royalty rate, obsolescence and discount rate.
Contractual licensing agreements
The fair value of the contractual license agreements was determined using a variation of the multi-period excess earnings method. This method involves forecasting the net earnings expected to be generated by the asset and then discounting the resulting net cash flows to a present value using an appropriate discount rate.
Unaudited pro forma financial information
The supplemental pro forma financial information has been prepared using the acquisition method of accounting and is based on the historical financial information of Masimo and Sound United, assuming the transaction occurred on January 1, 2021. The supplemental pro forma financial information does not necessarily represent what the combined companies’ revenue or results of operations would have been had the acquisition of Sound United been completed on January 1, 2021, nor is it intended to be a projection of future operating results of the combined company. It also does not reflect any operating efficiencies or potential cost savings that might be achieved from synergies of combining Masimo and Sound United.
The unaudited supplemental pro forma financial information has been calculated after applying Masimo’s accounting policies and adjusting the results of the combined company to reflect incremental amortization and depreciation expense resulting from the fair value adjustments for acquired intangible assets, inventory, property, plant and equipment as well as the net decrease to interest expense resulting from the elimination of the historical interest expense on Sound United’s debt that was paid off at closing partially offset by incremental interest expense resulting from the external debt borrowed by Masimo to fund the acquisition, and the corresponding income tax impact of these adjustments.
Also, during the six months ended July 2, 2022, Masimo and Sound United incurred $18.1 million and $41.1 million of acquisition-related costs, respectively. Additionally, there were $49.3 million of Profit Interest Units paid out in conjunction with the transaction. These expenses are reflected in pro forma net income for the three months ended July 2, 2022, in the table below and the acquisition related expenses incurred by Masimo are included in selling, general and administrative, in the Company’s condensed consolidated statements of comprehensive income for the three and six months ended July 1, 2021.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
There are no other material non-recurring pro forma adjustments directly attributable to the acquisition included in the reported pro forma revenue and pro forma net income.

	Three Months Ended		Six Months Ended
(in millions)	July 2, 2022	July 1, 2021	July 2, 2022	July 1, 2021
Pro forma net revenue	$572.2	$511.5	$1,127.1	$1,021.6

Pro forma net income (loss)	$29.0	$36.0	$88.8	$(31.5)
18. Stock Repurchase Program
In July 2018, the Company’s Board of Directors (Board) approved a stock repurchase program, authorizing the Company to purchase up to 5.0 million shares of its common stock over a period of up to three years (2018 Repurchase Program). A total of 1.3 million shares were purchased by the Company pursuant to the 2018 Repurchase Program prior to its expiration in September 2021.
In October 2021, the Board approved a stock repurchase program, authorizing the Company to purchase up to 3.0 million shares of its common stock over a period of up to three years (2021 Repurchase Program). The 2021 Repurchase Program became effective in October 2021 upon the expiration of the 2018 Repurchase Program. The 2021 Repurchase Program was completed in May 2022.
In June 2022, the Board approved a new stock repurchase program, authorizing the Company to purchase up to 5.0 million shares of its common stock on or before December 31, 2027 (2022 Repurchase Program). The 2022 Repurchase Program became effective in July 2022. The Company expects to fund the 2022 Repurchase Program through its available cash, cash expected to be generated from future operations, the Credit Facility and other potential sources of capital. The 2022 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. As of July 2, 2022, 5.0 million shares remained available for repurchase pursuant the 2022 Repurchase Program.
The following table provides a summary of the Company’s stock repurchase activities:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Shares repurchased(1)	3.0	—	3.0	0.5
Average cost per share	$133.82	$—	$133.82	$235.88
Value of shares repurchased	$401.4	$—	$401.4	$128.9
______________
(1)     Excludes shares withheld from the shares of its common stock actually issued in connection with the vesting of PSU or RSU awards to satisfy certain U.S. federal and state tax withholding obligations.
19. Stock-Based Compensation
Total stock-based compensation expense for the three months ended July 2, 2022 and July 3, 2021 was $17.3 million and $8.3 million, respectively. Total stock-based compensation expense for the six months ended July 2, 2022 and July 3, 2021 was $28.2 million and $21.0 million, respectively. As of July 2, 2022, an aggregate of 10.1 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 3.6 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.

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
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows:

	Six Months Ended July 2, 2022
(in millions, except for weighted-average exercise prices)	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period	3.0	$81.38
Granted	0.1	150.91
Canceled	—	154.63
Exercised	(0.1)	52.66
Options outstanding, end of period	3.0	$84.19
Options exercisable, end of period	2.3	$64.43
Total stock option expense for the three months ended July 2, 2022 and July 3, 2021 was $3.2 million and $2.9 million, respectively. Total stock option expense for the six months ended July 2, 2022 and July 3, 2021 was $6.4 million and $6.7 million, respectively. As of July 2, 2022, the Company had $24.8 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted-average period of approximately 2.4 years. The weighted-average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock as of July 2, 2022 was 4.8 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows:

	Six Months Ended July 2, 2022
(in millions, except for weighted-average grant date fair value amounts)	Units	Weighted-Average Grant Date Fair Value
RSUs outstanding, beginning of period	2.9	$104.13
Granted	0.3	149.86
Canceled	—	220.62
Expired	—	—
Vested	—	183.66
RSUs outstanding, end of period	3.2	$106.28
Total RSU expense for the three months ended July 2, 2022 and July 3, 2021 was $10.0 million and $2.4 million, respectively. Total RSU expense for the six months ended July 2, 2022 and July 3, 2021 was $13.0 million and $4.4 million, respectively. As of July 2, 2022, the Company had $66.0 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 4.1 years.
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows:

	Six Months Ended July 2, 2022
(in millions, except for weighted-average grant date fair value amounts)	Units	Weighted-Average Grant Date Fair Value
PSUs outstanding, beginning of period	0.3	$168.68
Granted(1)	0.3	145.49
Canceled	—	—
Expired	—	—
Vested	(0.2)	127.46
PSUs outstanding, end of period	0.4	$170.85
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
During the six months ended July 2, 2022, the Company awarded 142,900 PSUs that will vest three years from the award date, based on the achievement of certain 2025 performance criteria approved by the Board. If earned, the PSUs granted will vest upon achievement of the performance criteria after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 142,900 PSUs, or 285,800 shares. Based on management’s estimate of the number of units expected to vest, total PSU expense for the three months ended July 2, 2022 and July 3, 2021 was $4.1 million and $3.0 million, respectively. Based on management’s estimate of the number of units expected to vest, total PSU expense for the six months ended July 2, 2022 and July 3, 2021 was $8.8 million and $9.9 million, respectively. As of July 2, 2022, the Company had $90.3 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 2.0 years.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022(1)	July 3, 2021	July 2, 2022	July 3, 2021
Risk-free interest rate	—%	0.4%	1.0% to 1.9%	0.3% to 0.9%
Expected term (in years)	0.0	5.1	5.7	5.6
Estimated volatility	—%	32.9%	31.2% to 38.9%	30.9% to 34.7%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$—	$66.53	$49.69	$75.72
__________________
(1)    No stock options were granted during the three months ended July 2, 2022.
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of July 2, 2022 was $180.8 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of July 2, 2022 was $172.9 million. The aggregate intrinsic value of options exercised during the six months ended July 2, 2022 was $9.1 million.
20. Employee Benefits
Defined Contribution Plans
The Company sponsors one qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements.
The MRSP matches a Masimo employee’s contribution up to 3% of the Masimo employee’s compensation, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $1.0 million and $0.9 million to the MRSP for the three months ended July 2, 2022 and July 3, 2021, respectively, all in the form of matching contributions. The Company contributed $2.1 million and $1.9 million to the MRSP for the six months ended July 2, 2022 and July 3, 2021, respectively, all in the form of matching contributions. In addition, the Company sponsors various defined contribution plans in certain locations outside of the United States, the contributions to which were not material for any period. On April 11, 2022, in connection with the Sound United acquisition, the MRSP was amended to allow for participation by eligible SU employees.
Defined Benefit Plans
On April 11, 2022, the Company assumed sponsorship of the two noncontributory defined benefit pension plans (Defined Benefit Plans) which cover employees in Japan and the Netherlands. The Company’s contributions are designed to fund normal cost on a current basis and to fund the estimated prior service cost of benefit improvements. The unit credit actuarial cost method is used to determine the annual cost. The Company pays the entire cost of the Defined Benefit Plan and funds such costs as they accrue. Virtually all of the assets of the Defined Benefit Plan are comprised of equities and participation in equity and fixed income funds.
The service cost component for the Defined Benefit Plans are recorded in cost of sales and operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations. The Company’s net periodic defined benefit costs for each of the three and six months ended July 2, 2022, and July 3, 2021 were not material. The Company is still determining its contributions to the Defined Benefit Plans for the year. No contributions were made to the Defined Benefit Plans during the three and six months ended July 2, 2022 and July 3, 2021. The expected rate of return on the Defined Benefit Plans’ assets for determining net periodic benefit plan cost is 0%.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
21. Non-operating income (loss)
Non-operating income (loss) consists of the following:

	Three Months Ended		Six Months Ended
(in millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Interest income	$0.2	$0.2	$0.5	$0.4
Interest expense	(4.5)	(0.1)	(4.6)	(0.2)
Realized and unrealized foreign currency (losses) gains	8.8	—	8.0	(0.9)
Total non-operating income (loss)	$4.5	$0.1	$3.9	$(0.7)
22. Income Taxes
The Company has provided for income taxes in fiscal year 2022 interim periods based on the estimated effective income tax rate for the complete fiscal year, as adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended July 2, 2022 and July 3, 2021, the Company recorded discrete tax benefits of approximately $0.2 million and $1.3 million, respectively, related to excess tax benefits realized from stock-based compensation. For the six months ended July 2, 2022 and July 3, 2021, the Company recorded discrete tax benefits of approximately $1.9 million and $5.6 million, respectively, related to excess tax benefits realized from stock-based compensation.
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
As of July 2, 2022, the liability for income taxes associated with uncertain tax positions was approximately $23.3 million. If fully recognized, approximately $21.3 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
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
23. Commitments and Contingencies
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
On January 14, 2022, the Company entered into the Second Amendment to the Amended Employment Agreement (Second Amendment) with Mr. Kiani. The Second Amendment provides that the RSUs granted to Mr. Kiani pursuant to the Amended Employment Agreement will vest in full upon the termination of Mr. Kiani’s employment with the Company pursuant to Mr. Kiani’s death or disability. As of July 2, 2022, the expense related to the Award Shares and Cash Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Amended Employment Agreement, as amended by the Second Amendment, was approximately $664.3 million.
As of July 2, 2022, the Company had severance plan participation agreements with five executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008.
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
In connection with the Sound United acquisition, effective April 11, 2022, the Company entered into an employee offer letter with Kevin Duffy, which included certain compensation, retention and benefit provisions. In addition, certain severance-related provisions contained in the Fifth Amended and Restated Employment Agreement made and entered into as of November 30, 2017, between DEI Holdings, Inc. and Mr. Duffy continued pursuant to their terms following completion of the Sound United acquisition. On July 11, 2022, the Company sent Mr. Duffy a notice of termination without cause of his employment with the Company, effective as of August 5, 2022. Mr. Duffy has agreed to remain with the Company until August 5, 2022, and to assist the Company with transition and other matters on an as-needed basis following the termination of his employment with the Company.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $387.4 million of purchase commitments as of July 2, 2022 that are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies, and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of July 2, 2022, the Company had approximately $5.4 million in outstanding unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of July 2, 2022, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash with major financial institutions. As of July 2, 2022, the Company had $218.0 million of bank balances, of which $7.6 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.
The Company’s ability to sell its products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended July 2, 2022 and July 3, 2021, revenue from the sale of the Company’s products to customers that are members of GPOs approximated 31.4% and 49.0% of revenue, respectively. During the six months ended July 2, 2022 and July 3, 2021, revenue from the sale of the Company’s products to customers that are members of GPOs approximated 40.0% and 50.1% of revenue, respectively.
For the three months ended July 2, 2022, the Company had sales through one just-in-time distributor that represented 10.6% of revenue. For the three months ended July 3, 2021, the Company had sales through the same two just-in-time distributors that represented 13.7% and 10.8% of revenue, respectively.
For the six months ended July 2, 2022, the Company had sales through one just-in-time distributor that represented 11.6% revenue. For the six months ended July 3, 2021, the Company had sales through the same two just-in-time distributors that represented 14.4% and 10.4% of revenue, respectively.
As of July 2, 2022 and January 1, 2022, one customer represented 6.8% and 15.7%, respectively, of the Company’s accounts receivable balance. The receivable balance related to such customer is fully secured by a letter of credit.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Litigation
On January 2, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California (District Court) by Physicians Healthsource, Inc. The complaint alleged that the Company sent unsolicited facsimile advertisements in violation of the Junk Fax Protection Act of 2005 and related regulations. The complaint sought $500 for each alleged violation, treble damages if the District Court found the alleged violations to be knowing, plus interest, costs and injunctive relief. On March 26, 2019, an amended complaint was filed adding Radha Geismann, M.D. PC as an additional named plaintiff. On June 17, 2019, the plaintiffs filed their motion for class certification. On November 21, 2019, the District Court issued an order denying the plaintiffs’ motion for class certification and granting in part and denying in part the Company’s motion for summary judgment, and deferring ruling on the plaintiffs’ motion for summary judgment. On December 5, 2019, the plaintiffs filed a petition for permission to appeal the order denying class certification, which was denied on January 24, 2020. On July 13, 2020, the District Court issued an order granting in part and denying in part the plaintiffs’ motion for summary judgment. On July 27, 2022, the parties filed a joint stipulation to dismiss the case with prejudice.
On January 9, 2020, the Company filed a complaint against Apple Inc. (Apple) in the District Court for infringement of a number of patents, for trade secret misappropriation, and for ownership and correction of inventorship of a number of Apple patents listing one of its former employees as an inventor. The Company is seeking damages, injunctive relief, and declaratory judgment regarding ownership of the Apple patents. Apple filed petitions for Inter Partes review (IPR) of the asserted patents in the U.S. Patent and Trademark Office (PTO). The PTO instituted IPR of the asserted patents. On October 13, 2020, the District Court stayed the patent infringement claims pending completion of the IPR proceedings. On February 5, 2021, the Company filed a fourth amended complaint. On February 26, 2021, Apple filed a partial motion to dismiss the trade secrets claim in the fourth amended complaint. On April 21, 2021, the District Court issued an order granting in part and denying in part the motion to dismiss. On May 5, 2021, Apple filed its answer to the fourth amended complaint. On December 7, 2021, Apple filed a motion for partial summary judgment on the trade secrets claim, which was denied on February 17, 2022. Trial is currently set to begin on March 27, 2023. In the IPR proceedings, one or more of the challenged claims of three of the asserted patents were found valid. The challenged claims of nine of the asserted patents were found invalid. On April 12, 2022, the Company filed notices of appeal with the U.S. Court of Appeals for the Federal Circuit (Federal Circuit) seeking review of the IPR decisions on five of the asserted patents. On June 8, 2022, the Company filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit seeking review of the IPR decision on one of the asserted patents. On June 28, 2022, the Company filed notices of appeal with the Federal Circuit seeking review of the IPR decisions on four of the asserted patents.
On June 30, 2021, the Company filed a complaint with the U.S. International Trade Commission (ITC) against Apple for infringement of a number of other patents. The Company filed an amended complaint on July 12, 2021. On August 13, 2021, the ITC issued a Notice of Institution of Investigation on the asserted patents. From June 6-10, 2022, the ITC conducted an evidentiary hearing. The target date for completion of the ITC investigation is January 16, 2023, with an initial determination due September 16, 2022. The Company is seeking an exclusion order and a permanent cease and desist order. Apple filed petitions for IPR of the asserted patents in the PTO. The Company will have the opportunity to respond to the petitions before the PTO determines whether to institute IPRs. Although the Company intends to vigorously pursue all of its legal remedies in its litigation with Apple, there is no guarantee that the Company will be successful in these efforts.
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
24. Segment and Enterprise Reporting
The Company’s reportable segments are determined based upon the Company’s new organizational structure and the way in which the Company’s Chief Operating Decision Maker (CODM), the CEO, makes operating decisions and assesses financial performance. The CODM considered several factors including, but not limited to, customer base, technology, and homogeneity of products. The two segments are:
•Healthcare - develops, manufactures, and markets a variety of noninvasive monitoring technologies and hospital automation solutions and therapeutics. This segment includes the Company’s core legacy hospital business and new Masimo-technology-enabled consumer products that are distributed through many channels including e-commerce sites, leading national retailers and specialty chains globally.
•Non-healthcare - designs, develops, manufactures, markets and sells a broad portfolio of premium, high-performance audio products and services. This is a new reportable segment comprised primarily of Sound United’s operations.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Income from operations for each segment includes all geographic revenues, related cost of net revenues and operating expenses directly attributable to the segment. The Company uses operating income, as presented in the Company’s financial reports, as the primary measure of segment profitability. The Company does not allocate costs from corporate functions to segment operating income. Items below operating income are not considered when measuring the profitability of a segment. The Company uses the same accounting policies to generate segment results as the Company does for consolidated results. Non-reportable operating segment and unallocated corporate expenses are reported within “Corporate overhead and Other”. Segment information presented herein reflects the impact of these changes for all periods presented. There was no inter-segment revenue for any of the periods presented.
Selected information by reportable segment is presented below for the three and six months ended July 2, 2022 and July 3, 2021:

	Three Months Ended		Six Months Ended
(in millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenues by segment:
Healthcare	$357.0	$305.1	$661.2	$604.2
Non-healthcare	208.3	—	208.3	—
Total revenue by segment	$565.3	$305.1	$869.5	$604.2
Gross profit:
Healthcare	$236.7	$197.5	442.1	$395.2
Non-healthcare	72.6	—	72.6	—
Corporate overhead	—	—	—	—
Other(1)	(51.1)	(4.6)	(51.8)	(5.4)
Gross profit	$258.2	$192.9	$462.9	$389.8
Gross profit margin:
Healthcare	66.3%	64.7%	66.9%	65.4%
Non-healthcare	34.9	—	34.9	—
Corporate overhead	—	—	—	—
Other(1)	—	(1.5)	—	(0.9)
Gross profit margin:	45.7%	63.2%	53.2%	64.5%
Operating income (loss):
Healthcare	$106.5	$—	$—	$—
Non-healthcare	15.2	—	—	—
Corporate overhead	(15.1)	—	—	—
Other(1)	(84.5)	—	—	—
Operating income	$22.1	$65.1	$81.8	$130.8
Interest income	$0.2	$0.2	$0.5	$0.4
Interest expense	(4.5)	(0.1)	(4.6)	(0.2)
Other (income) expense, net	8.8	—	8.0	(0.9)
Income before income taxes	$26.6	$65.2	$85.7	$130.1
_______________
(1)     Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. Corporate overhead represents certain costs that are not allocated to the segments for purposes of the CODM assessing performance and allocating resources--for example, the costs of being a publicly traded company.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The Company’s depreciation and amortization by segment:

	Three Months Ended		Six Months Ended
(in millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Depreciation and amortization by segment:
Healthcare	$9.1	$8.8	$18.1	$17.3
Non-healthcare	61.8	—	61.8	—
Total depreciation and amortization	$70.9	$8.8	$79.9	$17.3
The Company’s total assets by segment:

	As of	As of
(in millions)	July 2, 2022	January 1, 2022
Total assets by segment:
Healthcare	$2,478.9	$1,866.4
Non-healthcare	462.1	—
Corporate overhead	20.1	20.6
Other	—	—
Total assets	$2,961.1	$1,887.0

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
Executive Overview
We are a global medical technology company dedicated to improving lives, taking noninvasive monitoring to new sites and applications while improving patient outcomes and reducing the cost of care. In connection with the acquisition of Viper Holdings Corporation d/b/a Sound United, LLC (Sound United), we announced an organizational structure change designed to enable our growth strategies and strengthen our focus on patient care, thereby creating two reportable segments: healthcare and non-healthcare.
We have commenced reporting under this new structure with this Quarterly Report on Form 10-Q. The core legacy Masimo financial information for the historical periods is unchanged. However, the new healthcare segment excludes certain corporate overhead costs and other costs that are non-reccurring or non-operational in nature. The new non-healthcare segment was created as a result of the Sound United acquisition. Please see Note 17 “Business Combinations”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Healthcare
Our healthcare business develops, manufactures and markets a variety of noninvasive patient monitoring technologies, hospital automation solutions, home monitoring devices and consumer products. Our patient monitoring solutions generally incorporate a monitor or circuit board, proprietary single-patient use or reusable sensors, software, cables and/or and other services. We primarily sell our healthcare products to hospitals, emergency medical service (EMS) providers, home care providers, physician offices, veterinarians, long-term care facilities and consumers through our direct sales force, distributors and original equipment manufacturer (OEM) partners.
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

Our measurement technologies are available on many types of devices, from bedside hospital monitors like the Root® Patient Monitoring and Connectivity Hub, to various handheld and portable devices, and to the tetherless Masimo SafetyNet™ remote patient surveillance solution. The Masimo Hospital Automation™ Platform facilitates data integration, connectivity, and interoperability through solutions like Patient SafetyNet™(1), Replica® and UniView™ to facilitate more efficient clinical workflows and to help clinicians provide the best possible care, both in-person and remotely. Leveraging our expertise in hospital-grade technologies, we are also expanding our suite of products intended for use outside the hospital and products for consumers, including Sleep™, a sleep quality solution, and the Radius Tº™ wireless, wearable continuous thermometer, and the W1 biosensing health watch.
Non-healthcare
Our non-healthcare business develops, manufactures, markets, sells and licenses premium sound, home integration technologies and accessories, along with complete high performance in-vehicle audio systems under iconic consumer brands such as Bowers & Wilkins®, Denon®, Marantz®, HEOS®, Classé®, Polk Audio®, Boston Acoustics® and Definitive Technology®, which offer products with unparalleled quality and performance to consumers, professional sound studios and audiophiles worldwide. Our products are sold direct-to-consumers, or through authorized retailer and wholesalers. We also license our audio technology to select luxury automotive manufacturers such as BMW®, Maserati®, McLaren®, Polestar® and Volvo®. In addition, we maintain partnerships with certain airlines for bespoke headphones allowing for the best in-flight audio experience.
Our broad portfolio of products leverages the latest technologies to create the very best home theater and audio experience, from revolutionizing the industry with a limitless array of Hi-Fi separates and systems, to engineering the first audio visual (AV) receivers and soundbars that work with Amazon’s Alexa. Each brand boasts its own philosophy and unique approach to bringing audio and home entertainment to life. We pioneer innovation that improves how we enjoy and experience media in all forms.
Outlook & Strategy
We continue to be optimistic about the long-term prospects of patient care, hospital automation and advancing our initiatives of making hospital quality patient monitoring available in the home along with advancing consumer healthcare needs and wellness. Healthcare ecosystems are rapidly evolving and becoming visibly more interconnected. Accelerated by the need to adapt to the post-pandemic world, more and more patient care is moving closer to consumers’ homes. The widespread caregiver shortage demands transformative changes in the current healthcare space. Consumers will naturally gravitate toward products that can extend the reach of physicians without any compromise on the quality of care. We have placed tremendous focus on visionary and strategic moves to solidify our position as a market leader in virtual healthcare. Our goal is to reinvent the next generation of highly capable and digitally connected medical devices that offer customizable preventive patient care while improving patient outcomes and reducing the cost of that care. We believe that it is necessary to collaborate across sectors and value chains and to form new symbiotic key relationships with recognizable highly reputable consumer brands.
We sought differentiated growth opportunities to cross-leverage technologies, bringing our core clinically superior solutions into the “home” and “on-the-go” as well as bringing Sound United’s premium technologies into the hospital to advance hospital automation connectivity and cloud-based technologies. The technology and expertise within Sound United will serve us well as we aim to augment our hospital-to-home strategy, providing innovative solutions to improve patient outcomes, and reducing the cost of care™. Furthermore, Sound United unlocks access to large, well-established consumer channels by offering us immediate scale with leading retail establishments across the U.S. and Europe. The collaboration will translate into products that broaden our access to untapped consumer demographics around the world.
Recent Developments & Product Releases
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
__________________
(1)    The use of the trademark Patient SafetyNet™ is under license from the University HealthSystem Consortium.

In April 2022, we completed the acquisition of Sound United. Sound United operates iconic consumer brands including Bowers & Wilkins®, Denon®, Marantz®, HEOS®, Classé®, Polk Audio®, Boston Acoustics® and Definitive Technology®. Sold worldwide, these brands offer customers products with unparalleled quality and performance, ranging from high-resolution wireless audio to high-performance stereo to multichannel home theater.
Also in April 2022, we announced the introduction of the Denon® DHT-S217 Soundbar with built in subwoofers. The sleek DHT-S217 delivers superb clarity including crystal-clear dialogue with authoritative bass response from two onboard subwoofers that will certainly please both music and movie enthusiasts. The DHT-S217 also incorporates Dolby Atmos 3D® audio technology for a lifelike, cinematic surround sound experience sure to elevate the performance of the latest 4K televisions.
In May 2022, we celebrated our 33rd anniversary by announcing the limited market release of the W1™ biosensing health watch for consumers. The Masimo W1™ is the first of its kind to offer accurate, continuous measurements in a personal, discreet, lifestyle-friendly wrist-worn wearable. The W1™ provides accurate, continuous monitoring of multiple health parameters, including SpO2, PR, PI, PVi®, and RR, alongside step count and fall detection.
Also in May 2022, we announced the FDA 510(k) clearance of O3® regional oximetry for use in monitoring adult somatic tissue oxygen saturation. With this clearance, O3® is now indicated for use in monitoring both absolute and trending regional oxygen saturation (rSO2) in the U.S. in both cerebral and somatic applications for adults. Unlike somatic oximetry solutions that are indicated only for trending measurement, O3® with absolute rSO2 offers clinicians greater confidence that displayed values correlate with tissue oxygenation.
COVID-19 Pandemic
The COVID-19 pandemic has created significant uncertainty in the U.S. and around the globe, resulting in both challenges and opportunities for our business. We are committed to being as transparent as possible with our investors, employees, customers, suppliers and business partners as we collectively work to respond to this crisis. In response to this situation, we implemented a number of precautionary measures at our facilities, including: requiring certain personnel to work remotely from home and enacting social distancing, and mandatory screening for symptoms associated with COVID-19 for personnel that are required to report to our facilities to work. We also introduced new products, such as Masimo SafetyNet™ and Masimo SafetyNet-OPEN™ to help combat the COVID-19 pandemic and made pledges to various charitable organizations to support global COVID-19 relief efforts. We currently believe that our existing liquidity position will be sufficient to fund these ongoing initiatives and our response efforts.
Given the continuing uncertainties related to the COVID-19 pandemic, we cannot predict how it will continue to affect our product demand or our product mix. In addition, the increase in demand we have experienced due to the COVID-19 pandemic could result in potential reductions in future demand if our customers have over purchased our products and need to consume their excess inventory before purchasing additional products. Furthermore, we continue to be exposed to potential disruptions to our manufacturing operations and disruptions in the supply of critical manufacturing components and in our workforce as circumstances surrounding the global impact of the COVID-19 pandemic continue to change. As a federal contractor, we expect that our employees are vaccinated per the federal mandate, and current employees and candidates seeking employment with Masimo may be opposed to being vaccinated and may risk possible termination or may seek employment with an employer that is not required to follow the federal mandate. Please see “Risks Related to Our Revenues” and “Risks Related to our Business and Operations” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information on potential negative impacts to us resulting from the COVID-19 pandemic.
Supply Chain and Inflationary Pressures
Despite supply chain uncertainties, recent logistical challenges and the global staffing challenges caused by COVID-19, we are optimistic about our long-term growth opportunities in both the healthcare and non-healthcare segments as our broad portfolio of products and solutions are well suited to address patient and customer needs.
While we anticipate some volatility in our business due to inflationary pressures and continued global supply chain challenges, we are optimistic about continued growth across both segments in the long-term from both our new product launches and our recent acquisitions, but also as we continue to invest in expanding and improving our technologies and embedding them into our direct to consumer markets.

Russian-Ukraine Conflict
In response to the ongoing conflict in Ukraine, we continue to monitor the developing situation with respect to ongoing business in Russia and the Ukraine, and are working on appropriate contingency plans that will support our desire to serving existing patient populations while remaining compliant with all applicable U.S. and European Union sanctions and regulations. While Russia and Ukraine do not constitute a material portion of our business, a significant escalation or expansion of economic disruption or the conflict’s current scope could have an impact on our business. In the interim, order acceptance for these countries has been halted. For the three and six months ended July 2, 2022, sales derived from customers based in Russia represented an immaterial percentage of our total revenue.
Cercacor
Cercacor Laboratories, Inc. (Cercacor) is an independent entity spun off from us to our stockholders in 1998. Joe Kiani, our Chairman and Chief Executive Officer (CEO), is also the Chairman and CEO of Cercacor. We are a party to a cross-licensing agreement with Cercacor, which was amended and restated effective January 1, 2007 (the Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. See Note 3, “Related Party Transactions”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to Cercacor.
Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as U.S. Dollar amounts and as a percentage of revenue.

	Three Months Ended (in million, except percentages)				Six Months Ended (in millions, except percentages)
	July 2, 2022	Percentage of Revenue	July 3, 2021	Percentage of Revenue	July 2, 2022	Percentage of Revenue	July 3, 2021	Percentage of Revenue
Revenue	$565.3	100.0%	$305.1	100.0%	$869.5	100.0%	$604.2	100.0%
Cost of goods sold	307.1	54.3	112.2	36.8	406.6	46.8	214.4	35.5
Gross profit	258.2	45.7	192.9	63.2	462.9	53.2	389.8	64.5
Operating expenses:
Selling, general and administrative	188.3	33.3	93.9	30.8	297.2	34.2	190.5	31.5
Research and development	47.8	8.5	33.9	11.1	83.9	9.6	68.5	11.3
Total operating expenses	236.1	41.8	127.8	41.9	381.1	43.8	259.0	42.9
Operating income	22.1	3.9	65.1	21.3	81.8	9.4	130.8	21.6
Non-operating income (loss)	4.5	0.8	0.1	—	3.9	0.4	(0.7)	(0.1)
Income before provision for income taxes	26.6	4.7	65.2	21.4	85.7	9.9	130.1	21.5
Provision for income taxes	8.5	1.5	15.0	4.9	21.0	2.4	26.5	4.4
Net income	$18.1	3.2%	$50.2	16.5%	$64.7	7.4%	$103.6	17.1%

Comparison of the Three Months ended July 2, 2022 to the Three Months ended July 3, 2021
Revenue. Revenue increased $260.2 million, or 85.3%, to $565.3 million for the three months ended July 2, 2022 from $305.1 million for the three months ended July 3, 2021. Contributing to the increase in revenue was approximately $208.3 million, or 80.1% from the Sound United acquisition and $51.9 million, or 17.0% from the growth in our healthcare business.
Revenue by segment: Revenue by segment is comprised of healthcare and non-healthcare segments. The healthcare segment consists of hospital products and services. The non-healthcare segment consists of audio visual and sound related products. The following table details our revenues by segment for each of the three months ended July 2, 2022 and July 3, 2021:

	Three Months Ended (in millions, except percentage)
	July 2, 2022		July 3, 2021		Increase/ (Decrease)	Percentage Change
Healthcare	$357.0	63.2%	$305.1	100.0%	$51.9	17.0%
Non-healthcare	208.3	36.8	—	—	208.3	100.0
Revenue by segment	$565.3	100.0%	$305.1	100.0%	$260.2	85.3%
The increase in healthcare segment revenue was partially attributable to higher sales of consumables, offset by the impact of approximately $6.0 million of unfavorable foreign exchange rate movements from the prior year that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
Revenue generated through our direct and distribution sales channels increased $49.6 million, or 18.2%, to $322.2 million for the three months ended July 2, 2022 compared to $272.6 million for the three months ended July 3, 2021. Revenues from our OEM channel increased $2.3 million, or 7.1%, to $34.8 million for the three months ended July 2, 2022 as compared to $32.5 million for the three months ended July 3, 2021.
During the three months ended July 2, 2022, we shipped approximately 77,100 noninvasive technology boards and instruments.
The non-healthcare revenue segment is a new reportable segment resulting from the Sound United acquisition. Non-healthcare revenue represented below is from April 11, 2022 through July 2, 2022. The non-healthcare segment saw strong demand for consumer audio products from April 11, 2022 through July 2, 2022. Despite the improvement of supply, we still maintain a product backlog due to industry-wide supply chain challenges.
Gross Profit. Gross profit consists of revenue less cost of goods sold. Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Our gross profit for the three months ended July 2, 2022 and July 3, 2021 was as follows:

Gross Profit (in millions, except percentages)
Three Months Ended July 2, 2022	Percentage of Net Revenues	Three Months Ended July 3, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$258.2	45.7%	$192.9	63.2%	$65.3	33.9%
Cost of goods sold increased $194.9 million for the three months ended July 2, 2022, compared to the three months ended July 3, 2021, primarily due to higher material, manufacturing and distribution costs associated with the overall increase in sales, the impact of the higher proportion of these types of costs inherent in the newly added non-healthcare segment, and transaction costs incurred related to the Sound United acquisition. Also impacting the increase in cost of goods sold are various expense inefficiencies related to the continued global supply chain constraints in the current logistics environment.
Gross profit decreased to 45.5% for the three months ended July 2, 2022, compared to 63.2% for the three months ended July 3, 2021, primarily due to a change in product revenue mix from the inclusion of non-healthcare product sales.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended July 2, 2022 and July 3, 2021 were as follows:

Selling, General and Administrative (in millions, except percentages)
Three Months Ended July 2, 2022	Percentage of Net Revenues	Three Months Ended July 3, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$188.3	33.3%	$93.9	30.8%	$94.4	100.5%
Selling, general and administrative expenses increased $94.4 million, or 100.5%, for the three months ended July 2, 2022, compared to the three months ended July 3, 2021. This increase was primarily attributable to the Sound United acquisition in the form of higher compensation and other employee-related costs of approximately $36.2 million, higher transaction-related costs of approximately $19.3 million, higher occupancy and other office-related costs of approximately $11.5 million, higher advertising and marketing-related costs of approximately $12.8 million, and higher legal and professional fees of $9.7 million.
Research and Development. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended July 2, 2022 and July 3, 2021 were as follows:

Research and Development (in millions, except percentages)
Three Months Ended July 2, 2022	Percentage of Net Revenues	Three Months Ended July 3, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$47.8	8.5%	$33.9	11.1%	$13.9	41.0%
Research and development expenses increased $13.9 million, or 41.0%, for the three months ended July 2, 2022, compared to the three months ended July 3, 2021, primarily due to the Sound United acquisition in the form of higher compensation and employee-related costs of approximately $8.8 million, higher engineering project costs of approximately $2.1 million, higher occupancy and other office-related costs of approximately $1.7 million, and higher professional fees of approximately $0.7 million.
Non-operating Income. Non-operating income consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating income for the three months ended July 2, 2022 and July 3, 2021 was as follows:

Non-operating Income (in millions, except percentages)
Three Months Ended July 2, 2022	Percentage of Net Revenues	Three Months Ended July 3, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$4.5	0.8%	$0.1	—%	$4.4	4,400.0%
Non-operating income was $4.5 million for the three months ended July 2, 2022, as compared to $0.1 million of non-operating income for the three months ended July 3, 2021, primarily due to the net impact of realized and unrealized foreign currency transactions incurred during the period of approximately $8.8 million which was offset by interest expense incurred under our Credit Facility of approximately $4.5 million.
Provision for Income Taxes. Our provision for income taxes for the three months ended July 2, 2022 and July 3, 2021 was as follows:

Provision for Income Taxes (in millions, except percentages)
Three Months Ended July 2, 2022	Percentage of Net Revenues	Three Months Ended July 3, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$8.5	1.5%	$15.0	4.9%	$(6.5)	(43.3)%
For the three months ended July 2, 2022, we recorded a provision for income taxes of approximately $8.5 million, or an effective tax provision rate of 32.0%, as compared to a provision for income taxes of approximately $15.0 million, or an effective tax provision rate of 23.0%, for the three months ended July 3, 2021. The increase in our effective tax rate for the three months ended July 2, 2022 resulted primarily from the impact of the Sound United acquisition. Also contributing to the increase in our effective tax provision rate was a decrease in the amount of excess tax benefits realized from stock-based compensation of approximately $1.1 million compared to the three months ended July 3, 2021.

Comparison of the Six Months ended July 2, 2022 to the Six Months ended July 3, 2021
Revenue. Revenue increased $265.3 million, or 43.9%, to $869.5 million for the six months ended July 2, 2022 from $604.2 million for the six months ended July 3, 2021. Contributing to the increase in revenue was approximately $208.3 million, or 34.5% from the Sound United acquisition and $57.0 million, or 9.4% from the growth in our healthcare business.
Revenue by segment: Revenue by segment is comprised of healthcare and non-healthcare segments. The healthcare segment consists of hospital products and services. The non-healthcare segment consists of audio visual and sound related products. The following table details our revenues by segment for each of the six months ended July 2, 2022 and July 3, 2021:

	Six Months Ended (in millions, except percentages)
	July 2, 2022		July 3, 2021		Increase/ (Decrease)	Percentage Change
Healthcare	$661.2	76.0%	$604.2	100.0%	$57.0	9.4%
Non-healthcare	208.3	24.0	—	—	208.3	100.0
Revenue by segment	$869.5	100.0%	$604.2	100.0%	$265.3	43.9%
The increase in healthcare segment revenue was partially attributable to higher sales of consumables, offset by the impact of approximately $10.3 million of unfavorable foreign exchange rate movements from the prior year that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
Revenue generated through our direct and distribution sales channels increased $56.2 million, or 10.5%, to $590.8 for the three months ended July 2, 2022, compared to $534.6 for the three months ended July 3, 2021. Revenues from our OEM channel increased $0.8 million, or 1.1%, to $70.4 million for the three months ended July 2, 2022 as compared to $69.6 million for the three months ended July 3, 2021.
During the six months ended July 2, 2022, we shipped approximately 152,800 noninvasive technology boards and instruments.
The non-healthcare revenue segment is a new reportable segment resulting from the Sound United acquisition. Non-healthcare revenue represented below is from April 11, 2022 through July 2, 2022. The non-healthcare segment saw strong demand for consumer audio products during the six months ended July 2, 2022. Despite the improvement of supply, we still maintain a product backlog due to industry-wide supply chain challenges.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the six months ended July 2, 2022 and July 3, 2021 was as follows:

Gross Profit (in millions, except percentages)
Six Months Ended July 2, 2022	Percentage of Net Revenues	Six Months Ended July 3, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$462.9	53.2%	$389.8	64.5%	$73.1	18.8%
Cost of goods sold increased $192.2 million for the six months ended July 2, 2022 compared to the six months ended July 3, 2021, primarily due to higher material, manufacturing and distribution costs associated with the overall increase in sales, the impact of the higher proportion of these types of costs inherent in the newly added non-healthcare segment, and transaction costs incurred related to the Sound United acquisition. Also impacting the increase in cost of goods sold are various expense inefficiencies related to the continued global supply chain constraints in the current logistics environment.
Gross profit decreased to 53.2% for the six months ended July 2, 2022 compared to 64.5% for the six months ended July 3, 2021, primarily due to costs associated with an elevated level of customer installations and higher material, manufacturing and distribution costs, along with the inclusion of non-healthcare product costs.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended July 2, 2022 and July 3, 2021 were as follows:

Selling, General and Administrative (in millions, except percentages)
Six Months Ended July 2, 2022	Percentage of Net Revenues	Six Months Ended July 3, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$297.2	34.2%	$190.5	31.5%	$106.7	56.0%
Selling, general and administrative expenses increased $106.7 million, or 56.0%, for the six months ended July 2, 2022, compared to the six months ended July 3, 2021. This increase was primarily due to the Sound United acquisition in the form of higher compensation and other employee-related costs of approximately $36.0 million, higher transaction-related to costs of approximately $21.3 million, higher legal and professional fees of approximately $17.5 million, higher occupancy and other office-related costs of approximately $12.6 million and higher advertising and marketing-related costs of approximately $13.9 million.
Research and Development. Research and development expenses for the six months ended July 2, 2022 and July 3, 2021 were as follows:

Research and Development (in millions, except percentages)
Six Months Ended July 2, 2022	Percentage of Net Revenues	Six Months Ended July 3, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$83.9	9.6%	$68.5	11.3%	$15.4	22.5%
Research and development expenses increased $15.4 million, or 22.5%, for the six months ended July 2, 2022 compared to the six months ended July 3, 2021, primarily due to the Sound United acquisition in the form of higher compensation-related costs of approximately $9.6 million, higher engineering project costs of approximately $2.8 million and higher occupancy and other office-related costs of approximately $2.2 million.
Non-operating Income (Loss). Non-operating income (loss) consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating income (loss) for the six months ended July 2, 2022 and July 3, 2021 was as follows:

Non-operating Income (Loss) (in millions, except percentages)
Six Months Ended July 2, 2022	Percentage of Net Revenues	Six Months Ended July 3, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$3.9	0.4%	$(0.7)	(0.1)%	$4.6	(657.1)%
Non-operating income increased by $4.6 million for the six months ended July 2, 2022, compared to the six months ended July 3, 2021, primarily due to the net impact of realized and unrealized foreign currency denominated transactions incurred during the period of approximately $8.0 million, which were offset by interest expense incurred under our Credit Facility of approximately $4.6 million.
Provision for Income Taxes. Our provision for income taxes for the six months ended July 2, 2022 and July 3, 2021 was as follows:

Provision for Income Taxes (in millions, except percentages)
Six Months Ended July 2, 2022	Percentage of Net Revenues	Six Months Ended July 3, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$21.0	2.4%	$26.5	4.4%	$(5.5)	(20.8)%
For the six months ended July 2, 2022, we recorded a provision for income taxes of approximately $21.0 million, or an effective tax rate of 24.5%, as compared to a provision for income taxes of approximately $26.5 million, or an effective tax rate of 20.4%, for the six months ended July 3, 2021. The increase in our tax rate for the six months ended July 2, 2022 resulted primarily from the impact of the Sound United acquisition. Also contributing to the increase in our effective tax provision rate was a decrease in the amount of excess tax benefits realized from stock-based compensation of approximately $3.7 million as compared to the six months ended July 3, 2021.

Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, future funds expected to be generated from operations and available borrowing capacity under our Credit Facility. As of July 2, 2022, we had approximately $606.2 million in working capital, of which approximately $218.0 million was in cash and cash equivalents. In addition to net working capital, we had approximately $71.4 million of available borrowing capacity (net of outstanding letters of credit) under our Credit Facility.
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of July 2, 2022, we had cash totaling $97.9 million held outside of the U.S., of which approximately $27.6 million was accessible without additional tax cost and approximately $35.8 million was accessible at an incremental estimated tax cost of up to $0.4 million. The tax cost on the remaining $34.5 million is not determinable at this time. We currently have sufficient funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our global operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended (in millions)
	July 2, 2022	July 3, 2021
Net cash provided by (used in):
Operating activities	$25.6	$85.2
Investing activities	(1,027.2)	(17.2)
Financing activities	496.0	(136.5)
Effect of foreign currency exchange rates on cash	(22.2)	0.8
Decrease in cash, cash equivalents and restricted cash	$(527.8)	$(67.7)
Operating Activities. Cash provided by operating activities was approximately $25.6 million for the six months ended July 2, 2022, generated primarily from net income from operations of $64.7 million. Non-cash activity included depreciation and amortization of $79.9 million and stock-based compensation of approximately $28.2 million. Additional uses of cash included changes in operating assets and liabilities, including an increase in inventories of approximately $67.8 million, an increase in accounts receivable of approximately $44.7 million, a decrease in accrued compensation of approximately $22.6 million, an increase in deferred costs and other contract assets of approximately $21.6 million, a decrease in income tax payable of approximately $18.5 million, an increase in other current assets of approximately $8.2 million, a decrease in accrued liabilities of approximately $7.2 million, an increase in lease receivables, net of approximately $1.7 million and a decrease in other non-current liabilities of approximately $1.0 million. These uses of cash were offset by other changes in operating assets and liabilities, including an increase in accounts payable of approximately $40.4 million, an increase in deferred revenue and other contract-related liabilities of approximately $4.8 million.
For the six months ended July 3, 2021, cash provided by operating activities was approximately $85.2 million, generated primarily from net income from operations of $103.6 million. Non-cash activity included stock-based compensation of $20.9 million and depreciation and amortization of $17.3 million. Additional uses of cash included a decrease in other current assets of approximately $6.5 million and an increase in accounts payable of approximately $2.0 million. These sources of cash were partially offset by other changes in operating assets and liabilities, including a decrease in accrued compensation, accrued liabilities, income tax payable, deferred revenue and other contract-related liabilities of approximately $16.3 million, $6.0 million, $2.0 million and $1.2 million, respectively, primarily due to the timing of payments; an increase in accounts receivable of approximately $38.7 million, primarily due to the timing of cash receipts and an increase in lease receivable of approximately $7.5 million.
Investing Activities. Cash used in investing activities for the six months ended July 2, 2022 was approximately $1,027.2 million, consisting primarily of approximately $985.5 million for business combinations, net of cash acquired approximately $30.0 million for purchases of property and equipment, approximately $10.5 million of capitalized intangible asset costs related primarily to patent and trademark costs and license fees and approximately $1.2 million for strategic investments.

For the six months ended July 3, 2021, cash used in investing activities was approximately $17.2 million, consisting primarily of approximately $14.2 million for purchases of property and equipment and $3.0 million of capitalized intangible asset costs related primarily to patent and trademark costs.
Financing Activities. Cash provided by financing activities for the six months ended July 2, 2022 was approximately $496.0 million, consisting primarily of proceeds from borrowings under the line of credit of approximately $927.0 million and the issuance of common stock related to employee equity awards of approximately $4.6 million, which were partially offset by the repurchases of our common stock of approximately $401.4 million, withholding of shares for employee payroll taxes for vested equity awards of approximately $25.4 million and debt issuance costs of approximately $8.9 million.
For the six months ended July 3, 2021, cash used in financing activities was approximately $136.5 million, consisting primarily of repurchases of our common stock of approximately $128.9 million and withholding of shares for employee payroll taxes for vested equity awards of approximately $16.7 million, which were partially offset by proceeds from the issuance of common stock related to employee equity awards of approximately $9.1 million.
Capital Resources and Prospective Capital Requirements
We expect to fund our future operating, investing and financing activities through our available cash, future cash from operations, our Credit Facility and other potential sources of capital. In addition to funding our working capital requirements, we anticipate additional capital expenditures primarily related to investments in infrastructure growth. Possible additional uses of cash may include acquisitions of and/or strategic investments in technologies or technology companies, investments in property and repurchases of common stock under our authorized stock repurchase program. However, any repurchases of common stock will be subject to numerous factors, including the availability of our common stock, general market conditions, the trading price of our common stock, availability of capital, alternative uses for capital and our financial performance. In addition, the amount and timing of our actual investing activities will vary significantly depending on numerous factors, including the timing and amount of capital expenditures, costs of product development efforts, our timetable for infrastructure expansion, any stock repurchase activity and costs related to our domestic and international regulatory requirements. Despite these investment requirements and potential expenditures, we anticipate that our existing cash and cash equivalents and amounts available under our Credit Facility will be sufficient to meet our working capital requirements, capital expenditures and other operational funding needs for at least the next 12 months. For additional information related to our Credit Facility, please see Note 15, “Debt”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
These estimates and judgments are based on historical experience and on various other factors that we believe to be reasonable under the circumstances, and form the basis for making management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Although we regularly evaluate these estimates and assumptions, changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, the impact on the condensed consolidated financial statements may be material.
There have been no material changes to any of our critical accounting policies during the six months ended July 2, 2022. For a description of these critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, which was filed with the SEC on February 15, 2022.
Recent Accounting Pronouncements
For details regarding any recently adopted and recently issued accounting standards, see Note 2, “Summary of Significant Accounting Policies”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks that may arise from adverse changes in market rates and prices, such as interest rates, foreign exchange fluctuations and inflation. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. As of July 2, 2022, the carrying value of our cash equivalents approximated fair value. We have limited risk associated with interest rates fluctuations related to interest expense under our Credit Facility. Declines in interest rates over time will reduce our interest income while increases in interest rates will increase our interest income. A hypothetical 100 basis point change in interest rates along the entire interest rate yield curve would increase or decrease our interest rate yields on our investments, interest income and credit facilities by approximately $0.1 million for each $10.0 million in interest-bearing investments and by $0.1 million for each additional $10.0 million of debt.
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
Our foreign currency exchange rate exposures are primarily with the Canadian Dollar, Euro, Japanese Yen, Swedish Krona, the British Pound, Mexican Peso, Turkish Lira and Australian Dollar. Foreign currency exchange rates may experience significant volatility from one period to the next. Specifically, during the six months ended July 2, 2022, we estimate fluctuations in the exchange rates between the U.S. Dollar and other foreign currencies, including the Euro, the Japanese Yen, the British Pound, the South Korean Won and the Australian Dollar, unfavorably impacted our revenues by $22.2 million.
We currently enter into forward exchange contracts to hedge foreign currency exposures, but do not use derivative financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of July 2, 2022 would have resulted in an estimated reduction of $16.9 million in reported pre-tax income for the six months ended July 2, 2022. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
The Sound United acquisition was completed on April 11, 2022. The financial results of Sound United are included in our unaudited condensed consolidated financial statements for the quarter ended July 2, 2022. The Sound United business represented approximately $208.3 million of revenue and $26.9 million of net loss for the second quarter of fiscal year 2022. As this acquisition occurred in the second quarter of fiscal year 2022, the scope of our assessment of our internal control over financial reporting does not include Sound United. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope during the first year following the date of acquisition.
During the three months ended July 2, 2022, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 23, “Commitments and Contingencies”, to our accompanying condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
•We currently derive the majority of our healthcare revenue from our Masimo SET® platform, Masimo rainbow SET® platform and related products. If these technologies and related products do not continue to achieve market acceptance, our business, financial condition and results of operations would be adversely affected.
•*Some of our products are in development or have been recently introduced into the market and may not achieve market acceptance, which could limit our growth and adversely affect our business, financial condition and results of operations.
•*If we are not able to maintain and enhance the value and reputation of our non-healthcare brands, or if our reputation is otherwise damaged, our business and operating results could be harmed.
•Our ability to commercialize new products, new or improved technologies and additional applications for Masimo SET® and our licensed rainbow® technology is limited to certain markets by our Cross-Licensing Agreement with Cercacor Laboratories, Inc. (Cercacor), which may impair our growth and adversely affect our business, financial condition and results of operations.
•*We face competition from other companies, many of which have substantially greater resources than we do. If we do not successfully develop and commercialize enhanced or new products that remain competitive with products or alternative technologies developed by others, we could lose revenue opportunities and customers, and our ability to grow our business would be impaired, adversely affecting our financial condition and results of operations.
•We depend on our domestic and international OEM partners for a portion of our revenue. If they do not devote sufficient resources to the promotion of products that use our technologies, our business would be harmed.
•*If we fail to maintain or develop relationships with GPOs, sales of our healthcare products would decline.
•*Inadequate levels of coverage or reimbursement from governmental or other third-party payers for our healthcare products, or for procedures using our healthcare products, may cause our revenue to decline or prevent us from realizing revenues from future products.
•Consolidation in the healthcare industry could lead to demands for price concessions or to the exclusion of existing market participants from certain markets, which could have an adverse effect on our business, results of operations or financial condition.
•*The loss of any large customer or distributor, or any cancellation or delay of a significant purchase by a large customer, could reduce our net sales and harm our operating results.
•Counterfeit Masimo sensors and third-party reprocessed single-patient-use Masimo sensors may harm our reputation and adversely affect our business, financial condition and results of operations.
•*A regional or global recession and other negative macro-economic trends could adversely affect our non-healthcare business.
•*Competition and other conflicts with our non-healthcare distribution partners could harm our business and operating results.
•*Certain of our non-healthcare products are dependent on integrations with third-party technology.
•If the patents we own or license, or our other intellectual property rights, do not adequately protect our technologies, we may lose market share to our competitors and be unable to operate our business profitably.
•If third-parties claim that we infringe their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling certain products.
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
•Our failure to obtain and maintain FDA clearances or approvals on a timely basis, or at all, would prevent us from commercializing our current, upgraded or new medical devices in the U.S., which could severely harm our business.

•*If we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.
•Regulatory reforms may impact our ability to develop and commercialize our healthcare products and technologies.
•*If our healthcare products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury, we will be subject to medical device reporting regulations and other applicable laws, and may need to initiate voluntary corrective actions or in certain circumstances be required to take corrective actions, such as the recall of our healthcare products.
•Promotion of our healthcare products using claims that are off-label, unsubstantiated, false or misleading could subject us to substantial penalties.
•The regulatory environment governing information, data security and privacy is increasingly demanding and continues to evolve.
•We may be subject to or otherwise affected by federal and state healthcare laws, including fraud and abuse laws, and could face substantial penalties if we are unable to fully comply with these laws.
•*Legislative and regulatory changes in the healthcare industry could have a negative impact on our financial performance. Furthermore, our business, financial condition, results of operations and cash flows could be significantly and adversely affected by healthcare reform legislation in the U.S. or in our key international markets.
•*Our business, financial condition and results of operations may be adversely affected by the COVID-19 pandemic.
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
•*If we are unable to obtain key materials and components from sole or limited source suppliers, we will not be able to deliver our products to customers.
•*Future strategic initiatives, including acquisitions of businesses and strategic investments, could negatively affect our business, financial condition and results of operations if we fail to integrate the acquired businesses and their employees successfully into our existing operations or achieve the desired results of our investment.
•*Our new products and changes to existing products as a result of our acquisition of Sound United could fail to attract or retain users or generate revenue and profits. Further, we may not be successful in our non-healthcare expansion, which could adversely affect our business, reputation or financial results.
•*Our Credit Facility contains certain covenants and restrictions that may limit our flexibility in operating our business.
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

Risks Related to Our Revenues
We currently derive the majority of our healthcare revenue from our Masimo SET® platform, Masimo rainbow SET® platform and related products. If these technologies and related products do not continue to achieve market acceptance, our business, financial condition and results of operations would be adversely affected.
Our healthcare business is highly dependent upon the continued success and market acceptance of our proprietary Masimo SET® and Masimo rainbow SET® technologies that serve as the basis of our primary healthcare product offerings. Continued market acceptance of products incorporating these technologies will depend upon us continuing to provide evidence to the medical community that our products are cost-effective and offer significantly improved performance compared to conventional pulse oximeters. Healthcare providers that currently have significant investments in competitive pulse oximetry products may be reluctant to purchase our products. If hospitals and other healthcare providers do not believe our Masimo SET® and Masimo rainbow SET® platforms are cost-effective, safe or more accurate or reliable than competitive pulse oximetry products, they may not buy our healthcare products in sufficient quantities to enable us to generate revenue growth from the sale of these products. In addition, allegations regarding the safety and effectiveness of our products, whether or not substantiated, may impair or impede the acceptance of our products.
*Some of our products are in development or have been recently introduced into the market and may not achieve market acceptance, which could limit our growth and adversely affect our business, financial condition and results of operations.
Many of our noninvasive measurement technologies are considered disruptive. These technologies have performance levels that we believe are acceptable for many clinical environments but may be insufficient in others. In addition, these technologies may perform better in some patients and settings than others. Over time, we hope to continue to improve the performance of these technologies and educate the clinical community on how to properly evaluate them. If we are successful in these endeavors, we expect these technologies will become more useful in more environments and will become more widely adopted. Our product portfolio continues to expand, and we are investing significant resources to enter into, and in some cases create, new markets for our products. For example, our recent acquisition of Viper Holdings Corporation d/b/a Sound United, LLC (Sound United) expanded our business and product strategy to additionally focus on non-healthcare products to integrate with our successful medical technology. See the risk factor with the heading “Our new products and changes to existing products as a result of our acquisition of Sound United could fail to attract or retain users or generate revenue and profits. Further, we may not be successful in our non-healthcare expansion, which could adversely affect our business, reputation or financial results” for additional risks related to this expansion of our business.
We are continuing to invest in sales and marketing resources to achieve market acceptance of our products, but are unable to guarantee that our technologies will achieve general market acceptance.
The degree of market acceptance of our healthcare products will depend on a number of factors, including but not limited to:
•perceived clinical benefits from our products;
•perceived cost effectiveness of our products;
•perceived safety and effectiveness of our products;
•reimbursement available through government and private healthcare programs for using some of our products; and
•introduction and acceptance of competing products or technologies.

Further, market acceptance of our non-healthcare products will depend on certain additional factors, including but not limited to:
•perceived quality of our non-healthcare brands and technology;
•our ability to accurately forecast consumer demand and maintain manufacturing capacity to meet such demand;
•our ability to introduce new innovative products that align with rapidly changing consumer tastes; and
•implementation of pricing and marketing strategies that drive consumer adoption without eroding our premium market position.
If our products do not gain market acceptance or if our customers prefer our competitors’ products, our potential revenue growth would be limited, which would adversely affect our business, financial condition and results of operations.

*If we are not able to maintain and enhance the value and reputation of our non-healthcare brands, or if our reputation is otherwise damaged, our business and operating results could be harmed.
Our non-healthcare business in the premium audio market depends on the reputation associated with our brands, including Bowers & Wilkins®, Denon®, Marantz®, HEOS®, Classé®, Polk Audio®, Boston Acoustics® and Definitive Technology®, for providing high-quality products and consumer experiences. The reputation of our brands is dependent on a number of factors, including product quality, research and development, trademark protection and sales and marketing initiatives, each of which requires a wide variety of talented professionals and significant expenditures.
The value of our brands could be damaged by a number of factors, including defects or other quality issues, perceived lack of innovation, evolving consumer tastes, or ineffective marketing strategies. Further, certain third-parties, such as installers of home audio systems or independent retailers over which we exert no control may damage our reputation if their services or business practices negatively impact the consumer experience with our products. Damage to our brands’ reputation or other negative consumer perceptions may adversely affect our business, financial condition and results of operations.
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
The industries in which we compete are intensely competitive and significantly affected by new product introductions and other market activities of industry participants. A number of our competitors have substantially greater capital resources, larger product portfolios, larger customer bases, larger sales forces and greater geographic presence, have established stronger reputations with specific customers, and have built relationships with Group Purchasing Organizations and other hospital purchasing groups (collectively, GPOs) that may be more effective than ours. Our Masimo SET® platform faces additional competition from companies developing products for use with third-party monitoring systems, as well as from companies that currently market their own pulse oximetry monitors. In addition, competitors with larger product portfolios than ours are engaging in bundling practices, whereby they offer increased discounts to hospitals that purchase their requirements for a variety of different products from the competitor, including products that we do not offer, effectively pricing their competing products at a loss.

Continuing technological advances and new product introductions in the industries in which we compete place our products at risk of obsolescence. Our long-term success depends upon the development and successful commercialization of new products, new or improved technologies and additional applications for our existing technologies. In our non-healthcare business, we face significant risks associated with new product introductions, including accurately forecasting initial consumer demand, effectively managing any third-party strategic alliances related to manufacturing and commercialization, as well as the risk that new products may not achieve market acceptance or, if acceptance is achieved, may negatively impact the sales of older products. Accordingly, if we cannot properly manage the introduction of new products, our operating results and financial condition may be adversely impacted. In addition, the research and development process is time-consuming and costly and may not result in products or applications that we can successfully commercialize. In particular, we may not be able to successfully commercialize our healthcare products for applications other than arterial blood oxygen saturation and pulse rate monitoring, such as for respiration rate, hemoglobin, carboxyhemoglobin and methemoglobin monitoring.
If we do not successfully adapt our products and applications, we could lose revenue opportunities and customers. Furthermore, one or more of our competitors may develop products that are substantially equivalent to those of our healthcare products that are cleared or approved for use, or those of our original equipment manufacturer (OEM) partners, in which case a competitor of ours may use our products or those of our OEM partners as predicate devices to more quickly obtain regulatory clearance or approval of their competing products. Competition could result in pressure from our customers to reduce the price of our products and could cause them to place fewer orders for our products, which could, in turn, cause a reduction in our revenues and product gross margins, thereby adversely impacting our business, financial condition and results of operations.
Some of the world’s largest technology companies that have not historically operated in the healthcare or medical device space, such as Alphabet Inc., Amazon.com, Inc., Apple Inc., Samsung Electronics Co., Ltd. and others, have developed or may develop products and technologies that may compete with our current or future products and technologies. For example, in September 2020, Apple, Inc. announced that its Apple Watch Series 6 includes a pulse oximetry monitoring feature, which may compete with certain of our existing products and products in development, including the consumer versions of our iSpO2® and MightySat® pulse oximeters, as well as our Masimo W1® wearable. In addition, in September 2021, Apple, Inc. announced that its Apple Watch Series 7 includes a blood oxygen level monitoring feature and a sleep tracking function, both of which compete with our existing products. In our non-healthcare business, our competition includes the technology companies referenced above as well as sellers of consumer audio products, such as Bang & Olufsen®, Bose®, Harman International®, JBL®, Sonos® and Sony®. Many of these companies have substantially greater capital, research and development, and sales resources than we have. To effectively compete, we may need to expand our product offerings and distribution channels, which in the interim could increase our research and development costs and decrease our operating margins, thereby adversely impacting our business, financial condition and results of operations.
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
*If we fail to maintain or develop relationships with GPOs, sales of our healthcare products would decline.
Our ability to sell our healthcare products to hospitals depends, in part, on our relationships with GPOs. Many existing and potential customers for our products are members of GPOs. GPOs negotiate pricing arrangements and contracts with medical supply manufacturers and distributors that may include provisions for sole sourcing and bundling, which generally reduce the choices available to member hospitals.

These negotiated prices are made available to a GPO’s members. If we are not one of the providers selected by a GPO, the GPO’s members may be less likely or unlikely to purchase our products. If a GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be prohibited from making sales to members of such GPO for the duration of such contractual arrangement. Shipments of our pulse oximetry products to customers that are members of GPOs represent approximately 85% of our U.S. healthcare product sales. Our failure to renew our contracts with GPOs may cause us to lose market share in our healthcare business and could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to develop new relationships with GPOs, our competitive position would likely suffer and our opportunities to grow our revenues and business would be harmed.
*Inadequate levels of coverage or reimbursement from governmental or other third-party payers for our healthcare products, or for procedures using our healthcare products, may cause our revenue to decline or prevent us from realizing revenues from future products.
Sales of our healthcare products depend in part on the reimbursement and coverage policies of governmental and private healthcare payers. The lack of adequate coverage and reimbursement for our healthcare products or the procedures in which our healthcare products are used may deter customers from purchasing our products.
We cannot guarantee that governmental or third-party payers will reimburse or begin reimbursing a customer for the cost of our healthcare products or the procedures in which our healthcare products are used. For example, some insurance carriers have issued policies denying coverage for transcutaneous hemoglobin measurement on the grounds that the technology is investigational in the outpatient setting. Other payers are continuing to investigate our products to determine if they will provide reimbursement for the use of such products. In addition, we may incur significant expenses to generate clinical data to demonstrate not only the safety and efficacy, but also the cost-effectiveness of our products in order to obtain favorable reimbursement policies from payers.
These trends could lead to pressure to reduce prices for our current and future healthcare products, hinder our ability to obtain market adoption, cause a decrease in the size of the market or potentially increase competition, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to impact the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers, which may reduce competition, exert further downward pressure on the prices of our healthcare products and adversely impact our business, financial condition and results of operations.

Our healthcare customers may reduce, delay or cancel purchases due to a variety of factors, such as lower hospital census levels or third-party guidelines, which could adversely affect our business, financial condition and results of operations.
Our healthcare customers are facing growing levels of uncertainties, including variations in overall hospital census for paying patients and the impact of such census variations on hospital budgets. As a result, many hospitals are reevaluating their entire cost structure, including the amount of capital they allocate to medical device technologies and products. In addition, certain of our products, including our rainbow® measurements such as carbon monoxide, methemoglobin and hemoglobin, that are sold with upfront license fees and more complex and expensive sensors, could also be impacted by hospital budget reductions. Any reductions in capital spending budgets by hospitals could have a significant negative impact on our OEM customers who, due to their traditionally larger capital equipment sales model, could see declines in purchases from their hospital customers. This, in turn, could reduce our board sales to our OEM customers.
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
Additionally, increases in demand resulting from global medical crises such as the ongoing COVID-19 pandemic may be short lived. If the increased demand results in a stockpiling of our healthcare products by, or excess inventory at, our customers, future orders may be delayed or canceled until such on-hand inventory is consumed.
*The loss of any large customer or distributor, or any cancellation or delay of a significant purchase by a large customer, could reduce our net sales and harm our operating results.
Our healthcare business has a concentration of OEM, distributor and direct customers. For example, sales to two just-in-time distributors each represented 10% or more of our healthcare product sales for the fiscal quarter ended July 2, 2022. Similarly, within our non-healthcare business, we sell products through distributors, resellers, direct-to-consumer and to large retailers. No individual retailers represented more than 10% of our non-healthcare product sales for the fiscal quarter ended July 2, 2022.
We cannot provide any assurances that we will retain our current customers, groups of customers or distributors, that they will maintain their current or forecasted demand for our products, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers or through a distributor, we could experience a significant reduction in revenue or loss of market share, which would adversely impact our operating results.
Our revenues could also be negatively affected by any rebates, discounts or fees that are required by, or offered to, GPOs and customers, including wholesalers or distributors. Additionally, some just-in-time distributors of our healthcare products have been demanding higher fees, which we may be obligated to pay in order to continue to offer products to our customers through these distributors or which may obligate us to distribute our products directly to our customers. The loss of any large customer or distributor, an increase in distributor fees, or the risks associated with selling directly to our customers could have a material adverse effect on our business, financial condition and results of operations.
Counterfeit Masimo sensors and third-party reprocessed single-patient-use Masimo sensors may harm our reputation and adversely affect our business, financial condition and results of operations.
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
*A regional or global recession and other negative macro-economic trends could adversely affect our non-healthcare business.
Our non-healthcare products are generally considered non-essential, discretionary products. As such, many of these products can be especially sensitive to general downturns in the economy. Negative macroeconomic conditions, such as high inflation, recession, changes to monetary policy, increasing interest rates and decreasing consumer confidence can adversely impact demand for these products, which could negatively impact our business, financial condition and results of operations.
*Competition and other conflicts with our non-healthcare distribution partners could harm our business and operating results.
Several of our existing non-healthcare products compete, and future products may compete, with the product offerings of some of our significant channel and distribution partners. These partners may choose to market and promote their own products over ours or could cease or reduce selling or promotion of our products. Any reduction in our ability to place and promote our non-healthcare products, or increased competition from our distribution partners for available shelf or website placement, especially during peak retail sales periods, could adversely affect our non-healthcare business. In addition, the expansion of our direct-to-consumer channel in our non-healthcare business through our brand websites could increase our competition with our channel partners and cause these partners to reduce their purchases of our non-healthcare products. Conflicts in our sales channels could arise and cause channel partners to divert resources away from the promotion and sale of our products. Any of these situations could adversely impact our business, financial condition and results of operations.
*Certain of our non-healthcare products are dependent on integrations with third-party technology.
We integrate our non-healthcare products with technologies from third-parties, some of which have developed or may develop and sell competitive products. If these third-parties view us as a competitive threat, they may cease doing business with us or disable (or require us to disable) the technology they integrate into our products. If one or more of these third-parties do not maintain their integration with our products or seek to adversely modify the terms under which they provide integration in a manner that is unacceptable to us, our products may lose important functionality, our reputation may be harmed, and our business, financial condition and results of operations may be damaged.
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
Furthermore, in recent years, the U.S. Supreme Court has ruled on several patent cases and several laws have been enacted that, in certain situations, potentially narrow the scope of patent protection available and weaken the rights of patent owners. As a result, we believe large technology companies may be pursuing an “efficient infringement” strategy, having concluded that it is cheaper to infringe third-party intellectual property rights than to acquire, license or otherwise respect them. There can be no assurance that we will be successful in securing additional patents on commercially desirable improvements, that such additional patents will adequately protect our innovations or offset the effect of expiring patents, or that competitors will not be able to design around our patents.

In addition, third-parties have challenged, and may continue to challenge, our issued patents through procedures such as Inter-Partes Review (IPR). In many IPR challenges, the U.S. Patent and Trademark Office (PTO) cancels or significantly narrows issued patent claims. IPR challenges could increase the uncertainties and costs associated with the maintenance, enforcement and defense of our issued and future patents and could have a material adverse effect on our business, financial condition and results of operations.
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
We rely on the use of registered and common law trademarks with respect to our brands and the names of some of our products. Common law trademarks provide less protection than registered trademarks. Loss of rights in our trademarks could adversely affect our business, financial condition and results of operations.
If third-parties claim that we infringe their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling certain products.
Searching for existing intellectual property rights may not reveal important intellectual property and our competitors may also have filed for patent protection, which may not be publicly-available information, or claimed trademark rights that have not been revealed through our searches. In addition, some of our employees were previously employed at our competitors. We may be subject to claims that our employees have disclosed, or that we have used, trade secrets or other proprietary information of our employees’ former employers. Our efforts to identify and avoid infringing on third-parties’ intellectual property rights may not always be successful. Any claims of patent or other intellectual property infringement against us, even those without merit, could:
•be expensive and time-consuming to defend and result in payment of significant damages to third-parties;
•force us to stop making or selling products that incorporate the intellectual property;
•require us to redesign, reengineer or rebrand our products, product candidates and technologies;
•require us to enter into royalty agreements that would increase the costs of our products;
•require us to indemnify third-parties pursuant to contracts in which we have agreed to provide indemnification for intellectual property infringement claims;
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
Risks Related to Our Regulatory Environment
Our failure to obtain and maintain FDA clearances or approvals on a timely basis, or at all, would prevent us from commercializing our current, upgraded or new medical devices in the U.S., which could severely harm our business.
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
The traditional FDA 510(k) clearance process for our medical devices has generally taken between four to nine months. However, our more recent experience and interactions with the FDA, along with information we have received from other medical device manufacturers, suggests that, in some cases, the FDA is requiring applicants to provide additional or different information and data for 510(k) clearance than it had previously required, and that the FDA may not rely on approaches that it had previously accepted to support 510(k) clearance. As a result, FDA 510(k) clearance can be delayed for our products in some cases.
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

The failure of our OEM partners to obtain required FDA clearances or approvals for products that incorporate our healthcare technologies could have a negative impact on our revenue.
Our healthcare OEM partners are required to obtain their own FDA clearances in the U.S. for most products incorporating our technologies. The FDA clearances we have obtained may not make it easier for our OEM partners to obtain clearances of products incorporating these technologies, or the FDA may not grant clearances on a timely basis, if at all, for any future products incorporating our technologies that our OEM partners propose to market.
*If we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.
Our healthcare products, along with the manufacturing processes, labeling and promotional activities for those products, are subject to continual review and periodic inspections by the FDA and other regulatory bodies. Among other requirements, we and certain of our suppliers are required to comply with the FDA’s Quality System Regulation (QSR), which governs the methods and documentation of the design, control testing, production, component suppliers control, quality assurance, complaint handling, labeling control, packaging, storage and shipping of our healthcare products. The FDA enforces the QSR through announced and unannounced inspections. We are also subject to similar state requirements and licenses.
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
In addition, many of our healthcare and non-healthcare products are subject to various laws, regulations and legal requirements, including those governing consumer protection, product import and export, hazardous materials usage and discharge, product related energy consumption, electrical safety, wireless emissions, e-commerce, packaging and recycling. Compliance with these requirements, which vary widely depending on jurisdiction, is time consuming and expensive.
If we fail to comply with applicable legal requirements, it would harm our reputation and adversely affect our business, financial condition and results of operations.
Failure to obtain regulatory authorizations in foreign jurisdictions may prevent us from marketing our products abroad.
We currently market and intend to continue to market our products internationally. Outside of the U.S., we can generally market our healthcare products only if we receive a marketing authorization (and/or meet certain pre-marketing requirements) and, in some cases, pricing approval, from the appropriate regulatory authorities. The regulatory registration/licensing process varies among international jurisdictions and may require additional or different product testing than required to obtain FDA clearance. FDA clearance does not ensure new product registration/licensing by foreign regulatory authorities, and we may be unable to obtain foreign regulatory registration/licensing on a timely basis, if at all.
In addition, clearance by one foreign regulatory authority does not ensure clearance by any other foreign regulatory authority or by the FDA. If we fail to receive necessary approvals to commercialize our products in foreign jurisdictions on a timely basis, or at all, our business, financial condition and results of operations could be adversely affected.

Furthermore, foreign regulatory requirements may change from time to time, which could adversely affect our ability to market new products, and/or continue to market existing products, internationally. Certain significant changes in the international regulatory landscape have recently taken place or will take place in the near future. These include the new EU Medical Devices Regulation (EU) 2017/745 (MDR), which came into effect on May 26, 2021 and a new regulatory regime in the UK effective since January 1, 2021 as a result of the UK’s exit from the EU.
Modifications to our marketed medical devices may require new regulatory clearances or premarket approvals, or may require us to cease marketing or to recall the modified devices until clearances or approvals are obtained.
We have made modifications to our medical devices in the past and we may make additional modifications in the future. Any modification to a medical device that is cleared by the FDA that could significantly affect its safety or effectiveness or that could constitute a major change in its intended use would require a new clearance or approval and certain modifications to devices cleared or approved by foreign regulatory authorities may also require a new clearance or approval.
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
Regulatory reforms may impact our ability to develop and commercialize our healthcare products and technologies.
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

*If our healthcare products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury, we will be subject to medical device reporting regulations and other applicable laws, and may need to initiate voluntary corrective actions or in certain circumstances be required to take corrective actions, such as the recall of our healthcare products.
Regulatory agencies in many countries require us to report anytime our healthcare products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. For example, under the FDA medical device reporting regulations, we are required to report to the FDA any incident in which a product of ours may have caused or contributed to a death or serious injury or in which a product of ours malfunctioned and, if the malfunction were to recur, would be likely to cause or contribute to death or serious injury. In addition, all manufacturers placing medical devices on the market in the EU are legally required to report any serious or potentially serious incidents involving devices produced or sold by the manufacturer to the relevant authority in those jurisdictions where any such incident occurred.
The FDA and similar foreign regulatory authorities have the authority to require the recall of our commercialized healthcare products in the event of material deficiencies or defects in, for example, design, labeling or manufacture. The FDA must find that there is a reasonable probability that the device would cause serious adverse health consequences or death in order to require a recall. The standard for recalling deficient products may be different in foreign jurisdictions. Manufacturers may, under their own initiative, recall a product if any material deficiency is found in a device or they become aware of a safety issue involving a marketed product. A government-mandated or voluntary recall by us or by one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues.
We may initiate certain field actions, such as a product correction or removal of our products in the future. In addition, third- parties that commercialize products incorporating our technologies may initiate similar actions or product corrections. Any correction or removal initiated by us to reduce a health risk posed by our device, or to remedy a violation of the FDCA or other regulations caused by the device that may present a risk to health, must be reported to the FDA. If the FDA subsequently determines that a report was required for a correction or removal of our products that we did not believe required a report, we could be subject to enforcement actions.
In addition, our non-healthcare products, including components we source from third parties, may be found to have design or manufacturing defects. Such defects may result in additional costs for product modifications, voluntary or mandated product recalls or other liabilities resulting from product malfunctions. For example, defects in our audio products may result in overheating or electrical shock, creating a risk of personal injury or property damage.
Any recalls or corrections of our products or third-party products that incorporate our technologies, or enforcement actions would divert managerial and financial resources and could have an adverse effect on our financial condition and results of operations. In addition, given our dependence upon patient, physician and consumer perceptions, any negative publicity associated with any recalls could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Promotion of our healthcare products using claims that are off-label, unsubstantiated, false or misleading could subject us to substantial penalties.
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
The regulatory environment governing information, data security and privacy is increasingly demanding and continues to evolve.
Personal privacy and data security have become significant issues in the U.S., Europe, the Middle East, Canada, China and many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future.
Several U.S. states have passed comprehensive privacy laws that will go into effect in 2023. Of note among them is the California Consumer Privacy Rights Act (CPRA), which amends and expands the California Consumer Privacy (CCPA). The CPRA goes into effect on January 1, 2023, along with the CCPA, governs the transmission, security and privacy of California residents’ personal information. The CPRA has a twelve month look-back period for enforcement purposes. Among many new requirements, the CPRA creates a category for sensitive data including health and other personal information that requires additional safeguards and disclosures. In addition, the CPRA expands consumers’ rights and has enhanced enforcement mechanisms such as the creation of a California Privacy Protection Agency that will investigate and enforce the CPRA and its promulgating regulations. The CPRA also requires us to make disclosures to consumers about our data collection, use and sharing practices, allows consumers to opt out of certain data sales to third parties, affords new consumer rights, and provides a cause of action for data breaches with the possibility of significant statutory damage awards as well as injunctive or declaratory relief if there has been unauthorized access, theft or disclosure of specified personal information due to failure to implement reasonable security procedures.
We continue to be subject to federal privacy laws such as the Health Insurance Portability and Accountability Act of 1996 (HIPAA) in connection with any personal health information or medical information that we may obtain or have access to in connection with the operation of our business. Moreover, a comprehensive federal data privacy bill, the American Data Privacy and Protection Act, has been proposed and, if passed, will further change the privacy and data security compliance landscape. In addition, the SEC recently passed a cybersecurity rule that may go into effect as early as the first half of 2023. The new cybersecurity rule will require, among other things, increased monitoring and reporting of data security incidents.
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
Internationally, the European Data Protection Board recently released new guidelines on enforcement and fines related to the General Data Protection Regulation (GDPR). The new guidelines suggest a tougher stance on enforcement and stiffer fines for companies that violate the GDPR. This is in addition to the continued complexities involving the transfer of personal data from Europe to the U.S. following the Schrems II decision. The U.S. and the European Commission have been in discussions for a new Trans-Atlantic data privacy framework, i.e., Privacy Shield 2.0, that is anticipated to go into effect at the end of 2022 or beginning of 2023, which will require additional compliance efforts.
Other international jurisdictions, including Canada, China, Saudi Arabia, the UAE, and Brazil, among others, have also implemented laws relating to data privacy and protection. Although we believe that we are complying with the GDPR and similar laws, these laws are still relatively new. Therefore, as international data privacy and protection laws continue to evolve, and as new regulations, interpretive guidance and enforcement information become available, we may incur incremental costs to modify our business practices to comply with these requirements. In addition, our internal control policies and procedures may not always protect us from reckless, intentional or criminal acts committed by our employees or agents.
In addition, our recently acquired non-healthcare business may subject us to additional privacy regulations.
We may be required to make costly system modifications to comply with applicable data privacy and security laws. Violations of these laws, or allegations of such violations, could subject us to criminal or civil, monetary or and non-monetary penalties, disrupt our operations, involve significant management distraction, subject us to class action lawsuits and result in a material adverse effect on our business, financial condition and results of operations.

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
We anticipate that the government will continue to scrutinize the healthcare industry closely, and any new regulations or statutory provisions could result in delays or increased costs during the periods of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance.

Risks Related to Our Business and Operations
*Our business, financial condition and results of operations may be adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic has created significant uncertainty in the U.S. and around the globe, resulting in both challenges and opportunities for our business. Government-imposed travel restrictions and business closures arising from the COVID-19 pandemic have resulted, and may continue to result, in direct operational and administrative disruptions to our domestic and foreign facilities. In addition, quarantines, shelter-in-place and similar orders by local governments have impacted and could further impact the productivity of our manufacturing, engineering, sales and administrative staff and facilities in the United States and other countries. Further, sales of our non-healthcare products have been, and may continue to be, negatively affected by forced closures of retail stores, insufficient retail staffing and decreased retail foot traffic.
If we are required or otherwise elect to mandate vaccines for our employees, we may experience workforce constraints due to shortages of vaccinated personnel, strains on the labor market, limitations on hiring new employees and difficulty retaining and securing employees who are vaccinated. In addition, our suppliers who are subject to similar vaccination mandates or regulations may experience similar constraints, thereby affecting their ability to provide to us with sufficient inventory or material to meet our demands and needs in a timely manner. All of these factors could negatively affect our business and operations.
Furthermore, global supply chains and the timely availability of raw materials, component parts and products may be materially disrupted by the COVID-19 pandemic and measures taken to combat COVID-19, such as quarantines, government mandates surrounding vaccinations, factory slowdowns or shutdowns, border closings and travel restrictions. In addition, our suppliers have experienced, and may continue to experience, difficulties in delivering raw materials, components and products to us as transportation networks and distribution facilities have been disrupted, resulting in delays at ports of arrival. Furthermore, the availability of shipping containers has decreased and there have been global changes in the types of goods being shipped, all of which have resulted in increased shipping costs and shipping delays, which may affect the availability of raw materials, component parts and products to meet our sales demand. For example, we utilize semiconductor chips in certain products that we manufacture. Semiconductor chips have been subject to an ongoing global supply shortage and our ability to source semiconductor chips or the components that use semiconductor chips was adversely affected in the first and second quarters of 2022 and may continue to be adversely affected in the future. Component delivery lead times have increased and are expected to continue to increase, which may cause delays in our production of products and increase the cost to obtain semiconductor chips and components that use semiconductor chips. If this semiconductor chip shortage or shortages of other component parts continues, we may continue to experience delays, production interruptions, increased costs and an inability to fulfill engineering design changes or customer demand, each of which could adversely affect our business and financial performance.
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
Cercacor owns all of the proprietary rights to certain rainbow® technology developed with our proprietary Masimo SET® for products intended to be used in the “Cercacor Market”, and all rights to any non-vital signs measurement for which we do not exercise an option pursuant to the Cross-Licensing Agreement. In addition, Cercacor has the right to terminate the Cross-Licensing Agreement or grant licenses covering rainbow® technology to third-parties if we breach certain terms of the agreement, including any failure to meet our minimum royalty payment obligations or failure to use commercially reasonable efforts to develop or market products incorporating licensed rainbow® technology. If we lose our exclusive license to rainbow® technology, we would lose the ability to prevent others from making, using, selling or importing products using rainbow® technology in our market. As a result, we would likely be subject to increased competition within our market, and Cercacor or competitors who obtain a license to rainbow® technology from Cercacor would be able to offer related products.
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
Additionally, our royalties payable to Cercacor will become subject to specified minimums, and the minimum aggregate annual royalties for licensed rainbow® measurements payable to Cercacor related to carbon monoxide, methemoglobin, fractional arterial oxygen saturation, hemoglobin and blood glucose will increase to $15.0 million, plus up to $2.0 million for other rainbow® measurements. Further, if the surviving or acquiring entity ceases to use “Masimo” as a company name and trademark following a change in control, all rights to the “Masimo” trademark will automatically be assigned to Cercacor. This could delay or discourage transactions involving an actual or potential change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over our then-current trading price. In addition, our requirement to assign all future improvements for non-vital signs to Cercacor could impede a change in control of our company.

*If we are unable to obtain key materials and components from sole or limited source suppliers, we will not be able to deliver our products to customers.
We depend on certain sole or limited source suppliers for certain key materials and components, including digital signal processor chips and analog-to-digital converter chips for certain products. These suppliers are located around the world, and the production and shipment of such materials and components may be constrained globally due to freight carrier delays and other disruptions to the supply chain, as well as a reduction in employees associated with the COVID-19 pandemic. We may experience manufacturing problems related to these suppliers and other outside sources if such suppliers fail to develop, manufacture or ship products and components to us on a timely basis, or provide us with products and components that do not meet our quality standards and required quantities. We have experienced supply constraints with regard to certain digital signal processor chips and other components during the pandemic, which adversely affected our sales during the first and second quarters of 2022 and may adversely affect our future sales. In addition, from time to time there have been industry-wide shortages of certain components that we use in certain products. We may also experience price increases for materials, components and shipping with no guarantee that such increases can be passed along to our customers, which could adversely impact our gross margins.
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
We have acquired several businesses since our inception and we may acquire additional businesses in the future. For example, on April 11, 2022, we completed our acquisition of Sound United. In connection with the Sound United acquisition, on April 11, 2022 we entered into a Credit Agreement (Credit Facility) with the financial institutions party thereto as initial lenders, Citibank, N.A., as administrative agent, and Citibank, N.A., JPMorgan Chase Bank, N.A., Bank of the West and BofA Securities, Inc., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., Bank of the West and BofA Securities, Inc., as co-syndication agents. The Credit Facility was amended on May 16, 2022 and currently provides for an unsecured term loan of $300 million and up to $705 million of ongoing unsecured revolving commitments, with an option, subject to certain conditions, for us to increase the aggregate borrowing capacity by an additional $400 million (plus additional unlimited amounts if certain incurrence tests are met) in the future with the initial lenders and additional lenders, as required. Future acquisitions may require additional debt or equity financing, which could be dilutive to our existing stockholders or reduce our earnings per share or other financial metrics. Even if we complete acquisitions, there are many factors that could affect whether such acquisition, including our recently completed acquisition of Sound United, will be beneficial to our business, including, without limitation:
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
•negative impacts on our relationships with our employees, clients, customers or collaborators;
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
*Our new products and changes to existing products as a result of our acquisition of Sound United could fail to attract or retain users or generate revenue and profits. Further, we may not be successful in our non-healthcare expansion, which could adversely affect our business, reputation or financial results.
In connection with the Sound United acquisition, we have expanded our business and product strategy to additionally focus on non-healthcare consumer products to integrate with our successful medical technology businesses. Further, we may introduce certain changes to our existing healthcare products or introduce new and unproven products. Prior to the Sound United acquisition, we did not have significant experience with consumer hardware products, and Sound United does not have experience with healthcare products, which may adversely affect our ability to successfully develop and market these products and technologies and integrate them with our existing products and platforms. We expect this will be a complex, evolving, and long-term strategic initiative that will involve the development of new and emerging technologies, continued investment in medical technology and consumer products, and collaboration with other companies, developers, partners and other participants. However, our non-healthcare business may not develop in accordance with our vision and expectations, and market acceptance of features, products or services we build for our consumer business may be uncertain. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in the consumer products business. Our new strategic efforts may also divert resources and management attention from other areas of our business. In addition, as our non-healthcare business continues to evolve, we may be subject to a variety of laws and regulations in the United States and international jurisdictions, which we were not previously affected by, including in the areas of privacy, which may delay or impede the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business. As a result of these or other factors, our non-healthcare expansion and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.
*Our Credit Facility contains certain covenants and restrictions that may limit our flexibility in operating our business.
Our Credit Facility contains various affirmative covenants and restrictions that limit our ability to engage in specified types of transactions, including:

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
In addition, under our Credit Facility, we are required to satisfy and maintain specified financial ratios and other customary affirmative and negative covenants. Our ability to meet those financial ratios and affirmative and negative covenants could be affected by events beyond our control and, therefore, we cannot be assured that we will be able to continue to satisfy these requirements. A breach of any of these ratios or covenants could result in a default under our Credit Facility. Upon the occurrence of an event of default, the Lenders could elect to declare all amounts outstanding under our Credit Facility immediately due and payable, terminate all commitments to extend further credit and pursue legal remedies for recovery, all of which could adversely affect our business and financial condition. See Note 15, “Debt”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our Credit Facility.
Further, if we do not achieve the anticipated benefits from the recent Sound United acquisition, our ability to service our indebtedness may be adversely impacted. Even if we achieve the anticipated benefits from the acquisition, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions, or other general corporate purposes. Our ability to arrange additional financing and make payments of principal and interest on our indebtedness will depend on our future performance, which will be subject to general economic, financial, and business conditions as well as other factors affecting our operations, many of which are beyond our control.

Risks Related to Our Stock
Concentration of ownership of our stock among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.
As of July 2, 2022, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 9.7% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies in their roles as stockholders. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests.
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
Our business or financial results may be adversely impacted by these uncertain economic conditions, including: adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; inflation; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; changes in consumer spending during a recession; and the effects of government initiatives to manage economic conditions.

We are also unable to predict how changing global economic conditions or potential global health concerns such as the COVID-19 pandemic will affect our critical customers, suppliers and distributors. Any negative impact of such matters on our critical customers, suppliers or distributors may also have an adverse impact on our results of operations or financial condition. Our expense levels are based, in part, on our expectations regarding future revenue levels and are relatively fixed in the short-term.
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
Recent accounting changes related to our embedded leases within certain deferred equipment agreements have also resulted in the acceleration of the timing related to our recognition of revenue and expenses associated with certain equipment provided to healthcare customers at no up-front charge. Since we cannot control the timing of when our customers will request us to deliver such equipment, our revenue and costs with respect to leased equipment could vary substantially in any given quarter or year, which could further increase quarterly or annual fluctuations within our financial results.
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
New accounting pronouncements or taxation rules, and evolving interpretations thereof, have occurred and are likely to occur in the future. Future changes made by new accounting standards may apply prospectively or retrospectively, depending on the method of adoption, and may recast previously reported results. For additional information related to the impact of new accounting pronouncements, please see Note 2, “Summary of Significant Accounting Policies”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We are highly dependent on our senior management, especially Joe Kiani, our CEO, and other key officers. We are also heavily dependent on our engineers and field sales team, including sales representatives and clinical specialists. We believe certain of our competitors with greater financial resources than us have targeted our key personnel for recruitment and will likely continue to do so in the future. To the extent that key personnel depart, we may be required to bring on new hires that require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. The loss of the services of members of our key personnel, including as a result of the COVID-19 pandemic, or the inability to attract and retain qualified personnel in the future could prevent the implementation and completion of our objectives, including the development and introduction of our products. In general, our key personnel may terminate their employment at any time and for any reason without notice, unless the individual is a participant in our 2007 Severance Protection Plan, in which case the individual has agreed to provide us with six months’ notice if such individual decides to voluntarily resign. We do not maintain any “key person” life insurance policies with respect to any of our key personnel.

*We are involved, and may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition and results of operations.
We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time-consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. These potential claims may include, but are not limited to personal injury and class action lawsuits, intellectual property claims and regulatory investigations relating to the advertising and promotional claims about our products and employee claims against us based on, among other things, discrimination, harassment or wrongful termination. In addition, we may become subject to claims against companies we acquire based on circumstances arising prior to the acquisition, and the sellers of the acquired company may have no obligation to reimburse us for any resulting damages or expenses. Any litigation, proceedings or dispute, even those without merit, may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. Any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.
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
We currently derive approximately 41% of our net sales from international operations. In addition, we purchase a portion of our raw materials and components from international sources. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations, including those related to duties, tariffs and conflict minerals. Compliance with such regulations is costly and we could be exposed to potentially significant penalties, fines and interest if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. We have historically engaged in transactions with entities related to or located in countries subject to certain U.S. export restrictions. For example, we have had sales of medical products destined for Iran.
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

While a majority of our sales are transacted in U.S. Dollars, some of our sales agreements with foreign customers provide for payment in currencies other than the U.S. Dollar. These foreign currency revenues, when converted into U.S. Dollars, can vary depending on the approximation of the exchange rates applied during a respective period. Similarly, certain of our foreign subsidiaries transact business in their respective country’s local currency, which is also their functional currency. In addition, certain production costs related to our manufacturing operations are denominated in local currency. As a result, expenses of these foreign subsidiaries and certain production costs, when converted into U.S. Dollars, can vary depending on average monthly exchange rates during a respective period.
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
*We currently manufacture our products at a limited number of locations and any disruption to, expansion of, or changes in trade programs related to such manufacturing operations could adversely affect our business, financial condition and results of operations.
We rely on manufacturing facilities in California, New Hampshire, Mexico, Asia and Europe that may be affected by natural or man-made disasters. Earthquakes are of particular significance since some of our facilities are located in earthquake-prone areas. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist or terrorist organizations, epidemics, communication failures, fire, floods and similar events. Our facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair if significant damage were to result from any of these occurrences.
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
Our global manufacturing and distribution are dependent upon our manufacturing facilities in multiple countries, and the expedient importation of raw materials and exportation of finished goods between the U.S. and these facilities. Undue delays and/or closures of cross-border transit facilities, or any restrictions by local governments related to the movement of goods to the U.S., may adversely affect our ability to fulfill orders and supply our customers, as well as adversely impact our business, operating results and financial condition.
In addition, delays and closures of shipping ports, or ports of entry into the U.S., including as a result of labor strikes or shortages, may delay our ability to fulfill order and supply of our non-healthcare consumer products, which could also adversely impact our business, operating results and financial condition.

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
*If we do not accurately forecast customer demand, we may hold suboptimal inventory levels that could adversely affect our business, financial condition and results of operations.
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
In addition, we may experience seasonal demand for our non-healthcare products and demand for such products could decrease significantly during a recession. Any shortfalls in expected revenue due to a mismatch in supply of and demand for our products, could cause our operating results to suffer significantly.
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
In addition, stockholder litigation surrounding executive compensation and disclosure of executive compensation has increased with the passage of the Dodd-Frank Act. Furthermore, our stockholders in certain instances have not approved our advisory vote on named executive officer compensation that is being voted on by our stockholders annually pursuant to the Dodd-Frank Act. If we are involved in a lawsuit related to compensation matters or any other matters not covered by our directors’ and officers’ liability insurance, we may incur significant expenses in defending against such lawsuits, or be subject to significant fines or required to take significant remedial actions, each of which could adversely affect our business, financial condition and results of operations.

*If product liability claims are brought against us, we could face substantial liability and costs.
Our products expose us to product liability claims and product recalls, including, but not limited to, those that may arise from unauthorized off-label use, malfunctions, design flaws or manufacturing defects related to our products or the use of our products with incompatible components or systems. In addition, as we continue to expand our product portfolio, we may enter or create new markets, including consumer markets, that may expose us to additional product liability risks. For example, with the acquisition of TNI® in March 2020, we added softFlow® technology to our product portfolio. While this technology provides efficient, quiet and comfortable respiratory support to patients, it may present increased risk of infection to caregivers. In addition, with the Sound United acquisition, we added multiple broadly distributed premium audio brands to our product portfolio and significantly expanded our consumer base worldwide, which could expose us to increased product liability claims.
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
The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in challenges associated with timely receipt of customer payments and banking transactions, increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. In addition, as a result of the current conflict, we have stopped selling non-healthcare products in Russia indefinitely. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the war in Ukraine may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our product prices; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.
*Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $112.97 to $284.87 per share from January 2, 2022 to July 2, 2022. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors, including the COVID-19 pandemic. In addition to the other risk factors previously discussed in this Quarterly Report on Form 10-Q, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:
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
As of July 2, 2022, approximately 10.1 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 3.0 million shares were subject to options outstanding at such date at a weighted-average exercise price of $84.19 per share, approximately 3.2 million shares were subject to outstanding RSUs, approximately 0.4 million shares were subject to outstanding PSUs and approximately 3.6 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 36 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution.
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

Any repurchase of our common stock under the stock repurchase plan authorized by our Board in June 2022 (Repurchase Program) will be at the discretion of a committee comprised of our CEO and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources, including debt, and the market price of our common stock. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. For additional information related to our Repurchase Program, please see Note 18, “Stock Repurchase Program”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In the event we pay dividends, or make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our Board may modify or amend the Repurchase Program, or adopt a new stock repurchase program, at any time at its discretion without stockholder approval.
*Environmental, social and corporate governance (ESG) regulations, global climate change, corporate citizenship and related matters/provisions may make our supply chain more complex, and our reporting of such matters and may adversely affect our business.
There is an increasing focus on the governance of environmental and social risks. Our customers, including distributors and retail partners have adopted, or may adopt, procurement policies that include ESG provisions that their suppliers or manufacturers must comply with, or they may seek to include such provisions in their terms and conditions. An increasing number of participants in our industries are also joining voluntary ESG groups or organizations. These ESG provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and the outsourced manufacturing of certain components of our products. If we are unable to comply, or are unable to cause our suppliers to comply, with such policies or provisions, a customer may cease purchasing products from us, and may take legal action against us, which could harm our reputation, revenue and results of operations.
Further, increased public awareness and concern regarding global climate change may result in new or enhanced legal requirements. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Such uncertainty may have an impact on our business, from the demand for our products to our costs of compliance in the manufacturing and servicing of our products, all of which may impact our results of operations. In addition, climate change initiatives and legislation could also disrupt our operations by impacting the availability and cost of materials within our supply chain, and could also increase insurance and other operating costs. In addition, the SEC has announced proposed rules that, among other matters, will establish a framework for reporting climate related risks. To the extent that any proposed rules impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient.
Investors, stockholders, consumers, customers, suppliers and other third-parties are increasingly focusing on ESG and corporate social responsibility endeavors and reporting and transparency. Certain institutional investors, investment funds, other influential investors, customers, suppliers and other third-parties are also increasingly focused on ESG practices. Companies that do not adapt to or comply with the evolving investor or stakeholder expectations and standards, or which are perceived to have not responded appropriately, may suffer from reputational damage and result in the business, financial condition and/or stock price of a company being materially and adversely affected. Further, this increased focus on ESG issues may result in new regulations and/or third-party requirements that could adversely impact our business, or certain shareholders reducing or eliminating their holdings of our stock. Additionally, an allegation or perception that we have not taken sufficient action in these areas could negatively harm our reputation.
Previously enacted state laws in California seek to impose gender and diversity quotas for boards of directors of public companies headquartered in California.
In September 2018, California enacted Senator Bill 826 (SB 826), which generally required public companies with principal executive offices in California to have at least two female directors on its board of directors if the company has at least five directors, and at least three female directors on its board of directors if the company has at least six directors. On May 13, 2022, Los Angeles Superior Court declared SB 826 unconstitutional and, although it is unclear whether this decision may be appealed, the State of California is currently precluded from enforcing SB 826.

Additionally, on September 30, 2020, California enacted Assembly Bill 979 (AB 979), which generally required public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities”. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors would be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors would need to have a minimum of three directors from underrepresented communities. On April 1, 2022, the Los Angeles Superior Court declared AB 979 unconstitutional and, although it is unclear whether this decision may be appealed, the State of California is currently precluded from enforcing AB 979.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases and Withholdings of Equity Securities
During the quarter ended July 2, 2022, we effected stock repurchases pursuant to our stock repurchase program. In addition, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of performance share units by withholding a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the tax withholding obligations from the shares of our common stock being issued in connection with such award. Shares repurchased by us or withheld to satisfy tax withholding obligations during each fiscal month of the quarter ended July 2, 2022 were as follows:

Period	Total Number of Shares Purchased or Withheld		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 3, 2022 to April 30, 2022	—		$—		—		3,000,000
May 1, 2022 to May 28, 2022	3,000,000	(1)	133.80	(1)	3,000,000	(1)	—
May 29, 2022 to July 2, 2022	145	(2)	—	(2)	—		5,000,000	(3)
Total	3,000,145		$133.80		3,000,000		5,000,000	(3)
______________
(1)     In October 2021, our Board authorized the 2021 Repurchase Program, whereby we were authorized to repurchase up to 3.0 million shares of our common stock. The 2021 Repurchase Program can be carried out at the discretion of a committee comprised of our CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions.
(2)    Comprised solely of shares of our common stock withheld from employees to satisfy tax withholding obligations. Average price paid price share represents fair market value of our common stock on the date of withholding.
(3)    In June 2022, our Board approved a new stock repurchase program, authorizing us to purchase up to 5.0 million shares of our common stock on or before December 31, 2027 (2022 Repurchase Program) The 2022 Repurchase Program became effective in July 2022 and can be carried out at the discretion of a committee comprised of our CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions.

Shares repurchased by us during each fiscal month of the quarter ended July 2, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 3, 2022 to April 30, 2022	—	$—	—	3,000,000
May 1, 2022 to May 28, 2022	3,000,000	133.80	3,000,000	—
May 29, 2022 to July 2, 2022	—	—	—	5,000,000	(2)
Total	3,000,000	$133.80	3,000,000	5,000,000	(2)
_____________
(1)    In October 2021, our Board authorized the 2021 Repurchase Program, whereby we were authorized to repurchase up to 3.0 million shares of our common stock. The 2021 Repurchase Program can be carried out at the discretion of a committee comprised of our CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions.
(2)    In June 2022, our Board approved the 2022 Repurchase Program, authorizing us to purchase up to 5.0 million shares of our common stock on or before December 31, 2027. The 2022 Repurchase Program became effective in July 2022 and can be carried out at the discretion of a committee comprised of our CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions.

Item 6. Exhibits

EXHIBIT INDEX
Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)
3.2	(2)	Second Amended and Restated Bylaws adopted on October 24, 2019 (Exhibit 3.1)
4.1	(1)	Amended Form of Common Stock Certificate
4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999, between Masimo Corporation and certain of its stockholders (Exhibit 4.2)
4.3#*+		Masimo Retirement Savings Plan
10.1*†		Shelter Labor Services Agreement, dated December 27, 2000, between Industrial Vallera de Mexicali, S.A. de C.V. and the Registrant
10.2*†		Purchase Agreement, dated July 26, 2001, between Jabil Circuit, Inc. and the Registrant
10.3	(3)	Credit Agreement, dated as of April 11, 2022, among Masimo Corporation, as the Borrower, the Lenders and issuing banks party hereto and Citibank, N.A. as Administrative Agent (Exhibit 10.1)
10.4	(4)
First Amendment to Credit Agreement, dated as of May 16, 2022, among Masimo Corporation, each of the lenders party hereto with an Incremental Revolving Commitment,each Issuing Bank and CITIBANK, N.A., as administrative agent (Exhibit 10.1)

10.5*^†		Lease agreement, dated as of August 21, 2021, related to Land at Dale Road, Worthing, West Sussex by and between Londonmetric Distribution Limited and B&W Group Limited and DEI Sales, Inc.
10.6*^†		Contract for Sale of Freehold Land with Leaseback at Dale Road, Worthing, West Sussex, between B&W Group LTD and Londonmetric Distribution Limited and DEI Sales, Inc. dated August 31, 2021
10.7*†		Lease Contract of the Hengli Industrial Park, dated April 1, 2016, between Zhuhai Free Trade Zone Minsheng Industrial Warehousing Co., Ltd. and Bowers & Wilkins Trading (Zhuhai) Co., Ltd.
10.8*†
Lease Contract of the Hengli Industrial Park - Warehouse, dated November 1, 2016, between Zhuhai Free Trade Zone Minsheng Industrial Warehousing Co., Ltd. and Bowers & Wilkins Trading (Zhuhai) Co., Ltd.

10.9*^†		Purchase agreement, dated as of May 23, 2019, between ANAM Electronics Co. Ltd. and DEI Sales Inc. dba Sound United
10.10*^†		OEM/ODM Agreement, dated as of February 24, 2012, between Tymphany HK Ltd. and D&M Holdings, Inc.
10.11*†		Quality Agreement, dated as of February 24, 2012, between Tymphany HK Ltd and D&M Holdings, Inc.
10.12*^†		Purchase Agreement, dated as of April 3, 2019, between Tonly Electronics Sales Limited and DEI Sales, Inc. dba Sound United
10.13*†		License Agreement, dated as of October 1, 2014, between Harman International Industries, Incorporated, and B&W Group Ltd.
10.14*†
Amendment No. 1 to the License Agreement, by and between Harman International Industries, Incorporated and B&W Group Ltd. effective as of October 1, 2014, is entered into and made effective as of October 13, 2020

10.15*		Guarantee, dated as of October 11, 2020, between Sound United, LLC and Harman International Industries, Incorporated
21.1*		List of Registrant’s Subsidiaries
31.1*		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*		Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1**		Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*		XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.INS*		XBRL Taxonomy Extension Schema Document
101.SCH*		XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL*		XBRL Taxonomy Extension Definition Linkbase Document

EXHIBIT INDEX
101.DEF*	XBRL Taxonomy Extension Label Linkbase Document
101.LAB*	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
104
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 2, 2022 and January 1, 2022, (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2022 and July 3, 2021, respectively, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 2, 2022 and July 3, 2021, respectively, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2022 and July 3, 2021, respectively, and (v) Notes to Condensed Consolidated Financial Statements.
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
(3)    Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2022. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(4)    Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on May 20, 2022. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
#     Indicates management or compensatory plan.
*     Filed herewith.
**    Furnished herewith.
+    Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
^    Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
†    Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) of the type that the Company treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASIMO CORPORATION

Date: August 9, 2022	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: August 9, 2022	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer