Form 10-Q
period 2022-10-01
MASIMO CORP
filed 2022-11-09
CIK 937556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number 001-33642
________________________________________________
MASIMO CORPORATION
(Exact Name of Registrant as Specified in its Charter)
________________________________________________

Delaware					33-0368882
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification Number)
52 Discovery	Irvine,	California			92618
(Address of Principal Executive Offices)					(Zip Code)
			(949)	297-7000
(Registrant’s Telephone Number, Including Area Code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class			Trading Symbol(s)		Name of each exchange on which registered
Common Stock, $0.001 par value			MASI		The Nasdaq Stock Market LLC
Rights to Purchase Series A Junior Participating Preferred Stock			N/A		The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.						Yes	☒	No	☐

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)						Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class					Number of Shares Outstanding as of October 1, 2022
Common stock, $0.001 par value					52,564,663

MASIMO CORPORATION
FORM 10-Q FOR THE QUARTER ENDED OCTOBER 1, 2022

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
MASIMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except par values)

	October 1, 2022	January 1, 2022
ASSETS
Current assets
Cash and cash equivalents	$219.5	$745.3
Trade accounts receivable, net of allowance for credit losses of $3.8 million and $2.2 million at October 1, 2022 and January 1, 2022, respectively	371.6	200.8
Inventories	495.4	201.4
Other current assets	159.1	91.0
Total current assets	1,245.6	1,238.5
Lease receivable, noncurrent	79.6	73.6
Deferred costs and other contract assets	37.0	28.1
Property and equipment, net	372.2	272.8
Customer relationships, net - (Note 9)	204.5	15.3
Acquired technologies, net - (Note 9)	163.9	19.7
Other intangible assets, net	78.2	37.5
Trademarks - (Note 9)	262.0	—
Goodwill	446.3	100.3
Deferred tax assets	56.5	52.6
Other non-current assets	110.6	48.6
Total assets	$3,056.4	$1,887.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$267.8	$75.5
Accrued compensation	90.4	70.8
Deferred revenue and other contract liabilities, current	77.6	50.9
Other current liabilities	151.5	70.4
Total current liabilities	587.3	267.6
Long-term debt	951.4	—
Deferred tax liabilities	139.2	5.1
Other non-current liabilities	125.9	64.0
Total liabilities	1,803.8	336.7
Commitments and contingencies - (Note 24)
Stockholders’ equity
Preferred stock, $0.001 par value; 5.0 million shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100.0 million shares authorized; 52.6 million and 55.3 million shares issued and outstanding at October 1, 2022 and January 1, 2022, respectively	0.1	0.1
Treasury stock, 19.5 million and 16.5 million shares at October 1, 2022 and January 1, 2022, respectively	(1,169.1)	(767.7)
Additional paid-in capital	775.0	752.5
Accumulated other comprehensive loss	(26.9)	(5.5)
Retained earnings	1,673.5	1,570.9
Total stockholders’ equity	1,252.6	1,550.3
Total liabilities and stockholders’ equity	$3,056.4	$1,887.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenue	$549.3	$307.4	$1,418.8	$911.6
Cost of goods sold	266.8	103.8	673.4	318.1
Gross profit	282.5	203.6	745.4	593.5
Operating expenses:
Selling, general and administrative	174.6	100.6	471.6	291.2
Research and development	53.1	35.4	137.1	103.9
Total operating expenses	227.7	136.0	608.7	395.1
Operating income	54.8	67.6	136.7	198.4
Non-operating (loss) income	(2.8)	—	1.0	(0.7)
Income before provision for income taxes	52.0	67.6	137.7	197.7
Provision for income taxes	14.1	9.8	35.1	36.3
Net income	$37.9	$57.8	$102.6	$161.4

Net income per share:
Basic	$0.72	$1.05	$1.90	$2.93
Diluted	$0.70	$1.00	$1.85	$2.80

Weighted-average shares used in per share calculations:
Basic	52.5	55.1	54.0	55.1
Diluted	54.1	57.7	55.6	57.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$37.9	$57.8	$102.6	$161.4
Other comprehensive income, net of tax:
Unrealized losses from foreign currency translation adjustments	(17.8)	(3.2)	(34.7)	(4.9)
Change in pension benefits	(0.7)	—	(1.4)	—
Unrealized gains on cash flow hedges (1)	14.7	—	14.7	—
Total comprehensive income	$34.1	$54.6	$81.2	$156.5
______________
(1)    See Note 17, “Derivative Instruments and Hedging Activities”, for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in millions)
	Three and Nine Months Ended October 1, 2022
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	55.3	$0.1	16.5	$(767.7)	$752.5	$(5.5)	$1,570.9	$1,550.3
Stock options exercised	0.1	—	—	—	2.7	—	—	2.7
Restricted/Performance stock units vested	0.2	—	—	—	—	—	—	—
Shares paid for tax withholding	(0.1)	—	—	—	(25.4)	—	—	(25.4)
Stock-based compensation	—	—	—	—	10.9	—	—	10.9
Net income	—	—	—	—	—	—	46.6	46.6
Foreign currency translation adjustment	—	—	—	—	—	(2.9)	—	(2.9)
Balance at April 2, 2022	55.5	0.1	16.5	(767.7)	740.7	(8.4)	1,617.5	1,582.2
Stock options exercised	—	—	—	—	1.2	—	—	1.2
Stock-based compensation	—	—	—	—	17.3	—	—	17.3
Repurchases of common stock	(3.0)	—	3.0	(401.4)	—	—	—	(401.4)
Net income	—	—	—	—	—	—	18.1	18.1
Foreign currency translation adjustment	—	—	—	—	—	(14.0)	—	(14.0)
Unrealized loss on pension plan	—	—	—	—	—	(0.7)	—	(0.7)
Balance at July 2, 2022	52.5	0.1	19.5	(1,169.1)	759.2	(23.1)	1,635.6	1,202.7
Stock options exercised	0.1	—	—	—	2.3	—	—	2.3
Stock-based compensation	—	—	—	—	13.5	—	—	13.5
Net income	—	—	—	—	—	—	37.9	37.9
Foreign currency translation adjustment	—	—	—	—	—	(17.8)	—	(17.8)
Unrealized loss on pension plan	—	—	—	—	—	(0.7)	—	(0.7)
Unrealized gain on cash flow hedge	—	—	—	—	—	14.7	—	14.7
Balance at October 1, 2022	52.6	$0.1	19.5	$(1,169.1)	$775.0	$(26.9)	$1,673.5	$1,252.6

	Three and Nine Months Ended October 2, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 2, 2021	55.3	$0.1	16.0	$(638.7)	$703.7	$1.4	$1,341.2	$1,407.7
Stock options exercised	—	—	—	—	2.9	—	—	2.9
Restricted/Performance stock units vested	0.3	—	—	—	—	—	—	—
Shares paid for tax withholding	—	—	—	—	(16.7)	—	—	(16.7)
Stock-based compensation	—	—	—	—	12.7	—	—	12.7
Repurchases of common stock	(0.5)	—	0.5	(128.9)	—	—	—	(128.9)
Net income	—	—	—	—	—	—	53.4	53.4
Foreign currency translation adjustment	—	—	—	—	—	(2.9)	—	(2.9)
Balance at April 3, 2021	55.1	0.1	16.5	(767.6)	702.6	(1.5)	1,394.6	1,328.2
Stock options exercised	—	—	—	—	3.4	—	—	3.4
Stock-based compensation	—	—	—	—	8.3	—	—	8.3
Net income	—	—	—	—	—	—	50.2	50.2
Foreign currency translation adjustment	—	—	—	—	—	1.2	—	1.2
Balance at July 3, 2021	55.1	0.1	16.5	(767.6)	714.3	(0.3)	1,444.8	1,391.3
Stock options exercised	0.2	—	—	—	9.7	—	—	9.7
Stock-based compensation	—	—	—	—	12.6	—	—	12.6
Net income	—	—	—	—	—	—	57.8	57.8
Foreign currency translation adjustment	—	—	—	—	—	(3.2)	—	(3.2)
Balance at October 2, 2021	55.3	$0.1	16.5	$(767.6)	$736.6	$(3.5)	$1,502.6	$1,468.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

MASIMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash flows from operating activities:
Net income	$102.6	$161.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56.6	26.5
Stock-based compensation	41.7	33.5
Gain on disposal of equipment, intangibles and other assets	0.1	0.3
Provision for credit losses	1.2	0.6
Amortization of debt issuance cost	0.9	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(66.7)	(51.0)
(Increase) decrease in inventories	(71.0)	12.3
Decrease in other current assets	11.7	4.4
Increase in lease receivable, net	(5.9)	(9.3)
Increase in deferred costs and other contract assets	(31.6)	(2.6)
(Increase) decrease in other non-current assets	(22.2)	0.1
Increase (decrease) in accounts payable	69.6	(4.3)
Decrease in accrued compensation	(6.9)	(1.3)
Decrease in accrued liabilities	(26.5)	(4.0)
Decrease in income tax payable	(8.4)	(1.5)
Increase in deferred revenue and other contract-related liabilities	19.7	1.4
(Decrease) increase in other non-current liabilities	(28.9)	0.6
Net cash provided by operating activities	36.0	167.1
Cash flows from investing activities:
Purchases of property and equipment, net	(36.0)	(20.7)
Increase in intangible assets	(13.9)	(8.2)
Business combinations, net of cash acquired	(985.0)	—
Other strategic investing activities	—	(2.6)
Net cash used in investing activities	(1,034.9)	(31.5)
Cash flows from financing activities:
Borrowings under line of credit	1,050.6	—
Repayments on line of credit	(96.3)	—
Debt issuance costs	(9.3)	—
Proceeds from issuance of common stock	6.9	19.0
Payroll tax withholdings on behalf of employees for vested equity awards	(25.4)	(16.7)
Repurchases of common stock	(401.4)	(128.9)
Net cash provided by (used in) financing activities	525.1	(126.6)
Effect of foreign currency exchange rates on cash	(52.5)	(0.1)
Net (decrease) increase in cash, cash equivalents and restricted cash	(526.3)	8.9
Cash, cash equivalents and restricted cash at beginning of period	748.4	645.0
Cash, cash equivalents and restricted cash at end of period	$222.1	$653.9
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
On April 11, 2022, the Company acquired Viper Holdings Corporation, the parent company of DEI Sales, Inc., d/b/a Sound United (Sound United), via the Company’s wholly-owned subsidiary, Sonic Boom Acquisition Corp (Sonic). For more information on Masimo’s acquisition of Sound United, see Note 18, “Business Combinations”. In addition, the Company updated its financial reporting segments to align with the way it manages the business units post-acquisition. See Note 25, “Segment and Enterprise Reporting”, for additional details.
The terms “the Company” and “Masimo” refer to Masimo Corporation and, where applicable, its consolidated subsidiaries.
______________
(1)    The use of the trademark Patient SafetyNet™ is under license from the University HealthSystem Consortium.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, including normal recurring accruals, necessary to present fairly the Company’s condensed consolidated financial statements. The accompanying condensed consolidated balance sheet as of January 1, 2022 was derived from the Company’s audited consolidated financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (fiscal year 2021), filed with the SEC on February 15, 2022. The results for the three and nine months ended October 1, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 (fiscal year 2022) or for any other interim period or for any future year.
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
Use of Estimates
The Company prepares its financial statements in conformity with GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s use of estimates includes the determination of standalone selling prices, variable consideration, total consideration allocated to each performance obligation within a contract, inventory valuation, valuation of the Company’s equity awards, valuation of identifiable assets and liabilities connected with business combinations, derivative instruments, deferred taxes and any associated valuation allowances, deferred revenue, accounting for pensions, uncertain income tax positions, litigation costs and related accruals. Actual results could differ from such estimates.

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
Fair Value Measurements
The Company accounts for certain financial instruments at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its financial instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, and considers the estimated amount the Company would receive or pay to transfer these instruments at the reporting date with respect to current currency exchange rates, interest rates, the creditworthiness of the counterparty for unrealized gain positions and the Company’s creditworthiness for unrealized loss positions. In certain instances, the Company may utilize financial models to measure the fair value of its financial instruments. In doing so, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability and inputs derived principally from, or corroborated by, observable market data by correlation or other means.
Recurring Fair Value Measurement
On a recurring basis, the Company measures certain financial assets and financial liabilities at fair value based upon quoted market prices. Where quoted market prices or other observable inputs are not available, the Company applies valuation techniques to estimate fair value. Authoritative guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:
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
The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at October 1, 2022:

	Total carrying value	Fair Value Measurement Hierarchy
(in millions)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$162.5	$162.5	$—	$—
Money market funds	57.0	57.0	—	—
Derivative instruments - cash flow hedges	19.4	—	19.4	—
Total assets	$238.9	$219.5	$19.4	$—

Liabilities
None	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The following tables represent the Company’s financial assets, measured at fair value on a recurring basis at January 1, 2022:

	Total carrying value	Fair Value Measurement Hierarchy
(in millions)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$745.3	$745.3	$—	$—
Money market funds	—	—	—	—
Total assets	$745.3	$745.3	$—	$—

Liabilities
None	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
The Company invests in checking, savings and money market fund accounts, which are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices. These investments are classified as cash and cash equivalents within the Company’s accompanying condensed consolidated balance sheets, in accordance with GAAP and its accounting policies.
Non-Recurring Fair Value Measurements
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
Furthermore, the Company did not elect to apply the fair value option to specific assets or liabilities on a contract-by-contract basis. The Company did not have any transfers between Level 2 and Level 3 during the nine months ended October 1, 2022.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less, or highly liquid investments that are readily convertible into known amounts of cash, to be cash equivalents. The Company carries cash and cash equivalents at cost, which approximates fair value, and are Level 1 under the fair value hierarchy.
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
Intangible Assets
Intangible assets consist primarily of patents, trademarks, software development costs, customer relationships, licenses and acquired technology. Costs related to patents and trademarks, which include legal and application fees, are capitalized and amortized over the estimated useful lives using the straight-line method. Patent and trademark amortization commences once final approval of the patent or trademark has been obtained. Patent costs are amortized over the lesser of 10 years or the patent’s remaining legal life, which assumes renewals, and trademark costs are amortized over a range of 10 years to 17 years, and their associated amortization cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

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
Employee Defined Benefit Plans
The Company maintains noncontributory defined benefit pension plans that cover employees in various countries throughout Europe and Asia. The Company recognizes the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the condensed consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income (loss). If the projected benefit obligation exceeds the fair value of plan assets, the difference or unfunded status represents the pension liability. The Company records a net periodic pension cost in the condensed consolidated statement of operations. The liabilities and annual income or expense is determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of asset return. The fair values of plan assets are determined based on prevailing market prices. See Note 21, “Employee Benefits”, for further details.

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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Changes in the warranty accrual were as follows:

	Nine Months Ended
(in millions)	October 1, 2022	October 2, 2021
Warranty accrual, beginning of period	$2.5	$2.7
Increase related to acquisition, net of reserve	8.0	—
Accrual for warranties issued	1.9	3.4
Changes in pre-existing warranties (including changes in estimates)	1.5	(2.3)
Settlements made	(4.5)	(0.9)
Warranty accrual, end of period	$9.4	$2.9
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
Derivatives Instruments & Hedging Activities
The Company addresses market risk from changes in foreign currency and interest rates risks through risk management programs which include the use of derivative and nonderivative instruments. The Company’s exposure to the counterparty’s credit risk is generally limited to the amounts of the net obligation to the counterparty. The Company established policies to enter into contracts only with major investment-grade financial institutions to mitigate such counterparty credit risk. The Company also established a policy to further monitor the counterparty risks throughout the life of the instruments. None of the derivative instruments currently held by the Company were entered into for speculative trading purposes.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
All derivative financial instruments are recognized as either assets or liabilities at fair value in the condensed consolidated balance sheets and are classified as short-term or long-term based on the tenor of the instrument. The Company has elected not to separate a derivative instrument into current and long-term portions. A derivative instrument whose fair value is a net liability is classified as current in total. A derivative instrument whose fair value is a net asset and whose current portion is an asset is classified as noncurrent in total. For a derivative instrument that meets the criteria to qualify for hedge accounting, the Company marks the fair value of the derivative instrument to market periodically through other comprehensive income (loss). When the hedged items hit income (expense), associated deferred gains (losses) of the derivatives in accumulated other comprehensive income (loss) will be reclassified into earnings. For a derivative instrument that does not meet the criteria for hedge accounting, any fluctuation in the fair value is reflected in earnings in the period it occurs.
Comprehensive Income
Comprehensive income includes foreign currency translation adjustments, changes to pension benefits, unrealized gains or (losses) on cash flow hedges and any related tax benefits (expenses) that have been excluded from net income and reflected in stockholders’ equity.
Net Income Per Share
Computation of basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$37.9	$57.8	$102.6	$161.4
Basic net income per share:
Weighted-average shares outstanding - basic	52.5	55.1	54.0	55.1
Net income per basic share	$0.72	$1.05	$1.90	$2.93
Diluted net income per share:
Weighted-average shares outstanding - basic	52.5	55.1	54.0	55.1
Diluted share equivalents: stock options, RSUs and PSUs	1.6	2.6	1.6	2.6
Weighted-average shares outstanding - diluted	54.1	57.7	55.6	57.7
Net income per diluted share	$0.70	$1.00	$1.85	$2.80
Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Net income per diluted share is computed by dividing the net income by the weighted-average number of shares and potential shares outstanding during the period, if the effect of potential shares is dilutive. Potential shares include incremental shares of stock issuable upon the exercise of stock options and the vesting of both restricted share units (RSUs) and performance stock units (PSUs). For the three months ended October 1, 2022 and October 2, 2021, weighted options to purchase 1.0 million and 0.1 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. For the nine months ended October 1, 2022 and October 2, 2021, weighted options to purchase 0.8 million and 0.2 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the effect of including such shares would have been antidilutive in the applicable period. Certain RSUs are considered contingently issuable shares as their vesting is contingent upon the occurrence of certain future events. Since such events had not occurred and were not considered probable of occurring as of each of October 1, 2022 and October 2, 2021, 2.7 million weighted-average shares related to such RSUs have been excluded from the calculation of potential shares for each of the three and nine month periods then ended.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Supplemental Cash Flow Information
Supplemental cash flow information includes the following:

	Nine Months Ended
(in millions)	October 1, 2022	October 2, 2021
Cash paid during the year for:
Interest expense	$11.9	$0.2
Income taxes	71.1	36.9
Operating lease liabilities	12.0	5.6

Non-cash operating activities:
ROU assets obtained in exchange for lease liabilities	$9.8	$4.9

Non-cash investing activities:
Unpaid purchases of property and equipment	$4.8	$3.2
Unpaid strategic investments	1.5	3.4
Deposit release to acquire noncontrolling interest(1)	—	3.4

Non-cash financing activities:
Unsettled common stock proceeds from option exercises	$—	$0.1

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$219.5	$652.3
Restricted cash	2.6	1.6
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$222.1	$653.9
______________
(1)     During the year ended January 2, 2021, the Company obtained a controlling interest in a provider of advanced hemodynamic monitoring solutions. The Company made a deposit to acquire the noncontrolling interest of the acquiree. During the first quarter of 2021, the Company acquired the remaining noncontrolling interest. The impact of the noncontrolling interest is immaterial in all periods presented.

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
3. Related Party Transactions
The Company’s Chairman and Chief Executive Officer (CEO) is also the Chairman and CEO of Cercacor Laboratories, Inc. (Cercacor). The Company is a party to the following agreements with Cercacor:

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
•Cross-Licensing Agreement - The Company and Cercacor are parties to a cross-licensing agreement (Cross-Licensing Agreement), which governs each party’s rights to certain intellectual property held by the two companies. The Company is subject to certain annual minimum aggregate royalty obligations for use of the rainbow® licensed technology. The current annual minimum royalty obligation is $5.0 million. Aggregate liabilities payable to Cercacor arising under the Cross-Licensing Agreement were $4.5 million and $2.9 million for the three months ended October 1, 2022 and October 2, 2021, respectively. Aggregate liabilities payable to Cercacor arising under the Cross-Licensing Agreement were $13.1 million and $9.6 million for the nine months ended October 1, 2022 and October 2, 2021, respectively.
•Administrative Services Agreement - The Company is a party to an administrative services agreement with Cercacor (G&A Services Agreement), which governs certain general and administrative services that the Company provides to Cercacor. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.1 million and less than $0.1 million for the three months ended October 1, 2022 and October 2, 2021, respectively. Amounts charged by the Company pursuant to the G&A Services Agreement were $0.3 million and $0.2 million for the nine months ended October 1, 2022 and October 2, 2021, respectively.
•Lease Agreement - Effective December 2019, the Company entered into a lease agreement with Cercacor for approximately 34,000 square feet of office, research and development space at one of the Company’s owned facilities in Irvine (Cercacor Lease). The term of the Cercacor Lease expires on December 31, 2024. The Company recognized approximately $0.3 million of lease income for each of the three months ended October 1, 2022 and October 2, 2021. The Company recognized approximately $0.9 million of lease income for each of the nine months ended October 1, 2022 and October 2, 2021.
Net amounts due to Cercacor at October 1, 2022 and January 1, 2022 were approximately $4.7 million and $3.5 million, respectively.
The Company’s CEO is also the Chairman of the Masimo Foundation for Ethics, Innovation and Competition in Healthcare (Masimo Foundation), a non-profit organization that was founded in 2010 to provide a platform for encouraging ethics, innovation and competition in healthcare. In addition, the Company’s Executive Vice President (EVP), Chief Financial Officer (CFO) serves as the Treasurer of the Masimo Foundation and the Company’s EVP, General Counsel and Corporate Secretary serves as the Secretary for the Masimo Foundation. During the three months ended October 1, 2022 and October 2, 2021, the Company made no cash contributions to the Masimo Foundation. During the nine months ended October 1, 2022, the Company made cash contributions of approximately $1.0 million to the Masimo Foundation. During the nine months ended October 2, 2021, the Company made no cash contributions to the Masimo Foundation.
During the three and nine months ended October 1, 2022 and October 2, 2021, the Company made various in-kind contributions to the Masimo Foundation, mainly in the form of donated administrative services.
The Company’s CEO is also a co-founder and a member of the board of directors of Like Minded Media Ventures (LMMV), a team of storytellers that create content focused in the areas of true stories, social causes and science. LMMV creates stories with a multi-platform strategy, bridging the gap between film, television, digital and social media. The Company entered into a marketing service agreement with LMMV for audiovisual production services promoting brand awareness, including television commercials and digital advertising, during the second quarter of 2020. During the three months ended October 1, 2022 and October 2, 2021, the Company incurred no marketing expenses to LMMV under the marketing service agreement. During the nine months ended October 1, 2022 the Company incurred $0.6 million in marketing expenses to LMMV under the marketing service agreement. During the nine months ended October 2, 2021 the Company incurred no marketing expenses to LMMV under the marketing service agreement. At October 1, 2022, $0.1 million was due to LMMV for services rendered. At January 1, 2022, there was no amount due to LMMV for services rendered.
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
The Company maintains an aircraft time share agreement, pursuant to which the Company has agreed from time to time to make its aircraft available to the Company’s CEO for lease on a time-sharing basis. The Company charges the Company’s CEO for personal use based on agreed upon reimbursement rates. For each of the three and nine months ended October 1, 2022, the Company’s CEO did not incur any charges pursuant to this agreement. For each of the three and nine months ended October 2, 2021, the Company charged the Company’s CEO less than $0.1 million, pursuant to this agreement.

4. Inventories
Inventories consist of the following:

(in millions)	October 1, 2022	January 1, 2022
Raw materials	$205.5	$128.3
Work-in-process	30.4	17.1
Finished goods	259.5	56.0
Total inventories(1)	$495.4	$201.4
______________
(1)    Included in the October 1, 2022 ending total inventories balance was approximately $53.3 million of step-up amortization related to the Sound United acquisition. See Note 18, “Business Combinations”, for further details.
5. Other Current Assets
Other current assets consist of the following:

(in millions)	October 1, 2022	January 1, 2022
Prepaid expenses	$66.1	$30.9
Lease receivable, current	30.1	28.7
Indirect taxes receivable	27.1	12.8
Prepaid income taxes	19.8	7.0
Prepaid rebates and royalties, current	3.7	2.8
Contract assets, current	2.7	2.1
Restricted cash(1)	2.5	3.0
Customer notes receivable	0.8	2.4
Other current assets	6.3	1.3
Total other current assets	$159.1	$91.0
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The Company recognizes revenue and costs, as well as a lease receivable, at the time the lease commences pursuant to deferred equipment agreements containing embedded sales-type leases. Lease revenue related to both operating-type and sales-type leases for the three months ended October 1, 2022 and October 2, 2021 was approximately $16.0 million and $12.0 million, respectively, and is included within product revenue in the accompanying condensed consolidated statements of operations. Lease revenue related to both operating-type and sales-type leases for each of the nine months ended October 1, 2022 and October 2, 2021 was approximately $40.0 million, and is included within revenue in the accompanying condensed consolidated statements of operations. Costs related to embedded leases within the Company’s deferred equipment agreements are included in cost of goods sold in the accompanying condensed consolidated statements of operations.
Lease receivable from sales-type leases consists of the following:

(in millions)	October 1, 2022	January 1, 2022
Lease receivable	$110.0	$102.6
Allowance for credit loss	(0.3)	(0.3)
Lease receivable, net	109.7	102.3
Less: current portion of lease receivable	(30.1)	(28.7)
Lease receivable, noncurrent	$79.6	$73.6
As of October 1, 2022, estimated future maturities of customer sales-type lease receivables and operating lease payments for each of the following fiscal years are as follows:

	Future Lease Receivables/Payments (in millions)
Fiscal year	Sales-Type Leases	Operating Leases
2022 (balance of year)	$7.8	$0.7
2023	29.1	2.6
2024	25.4	2.5
2025	19.9	2.5
2026	13.4	2.3
Thereafter	14.1	4.8
Total	$109.7	$15.4
Less: imputed interest(1)	—
Present value of total lease payments	$109.7
______________
(1)     The calculation of the rates implicit in the leases resulted in negative discount rates. Therefore, the Company as a lessor used a 0% discount rate to measure the net investment in the lease.
7. Deferred Costs and Other Contract Assets
Deferred costs and other contract assets consist of the following:

(in millions)	October 1, 2022	January 1, 2022
Deferred commissions	$16.0	$11.9
Prepaid contract allowances	12.5	8.6
Unbilled contract receivables	7.3	5.0
Deferred equipment agreements, net	1.2	2.6
Deferred costs and other contract assets	$37.0	$28.1

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
8. Property and Equipment, net
Property and equipment, net, consists of the following:

(in millions)	October 1, 2022	January 1, 2022
Building and building improvements	$150.0	$142.1
Machinery, equipment and tooling	140.0	103.5
Land	64.0	57.0
Computer equipment and software	41.6	32.5
Transportation, vehicles and other	32.7	33.1
Leasehold improvements	30.9	21.9
Operating lease assets(1)	22.8	—
Furniture and office equipment	17.8	14.2
Demonstration units	10.4	0.9
Construction-in-progress (CIP)	45.9	25.1
Total property and equipment	556.1	430.3
Accumulated depreciation	(183.9)	(157.5)
Property and equipment, net	$372.2	$272.8
______________
(1)    Effective January 2, 2022, the Company adopted ASU 2021-05, resulting in the Company recording these operating lease assets within property, plant, and equipment.
A significant portion of the increase in property and equipment was attributable to the Sound United acquisition. See Note 18, “Business Combinations”, for further details.
For the three months ended October 1, 2022 and October 2, 2021, depreciation expense of property and equipment was $12.6 million and $6.5 million, respectively. For the nine months ended October 1, 2022 and October 2, 2021, depreciation expense of property and equipment was $31.1 million and $18.8 million, respectively.
For the three months ended October 1, 2022 and October 2, 2021, depreciation expense of operating lease assets was $0.9 million and $0.0 million, respectively. For the nine months ended October 1, 2022 and October 2, 2021, depreciation expense of operating lease assets was $1.0 million and $0.0 million, respectively.
The balance in CIP at October 1, 2022 and January 1, 2022 related primarily to the capitalized implementation costs related to a new enterprise resource planning software system and costs related to equipment and other facility improvements at the Company’s corporate headquarters, as well as at a new research and development facility, the underlying assets for which have not been completed or placed into service.
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
9. Intangible Assets, net
Intangible assets, net, consist of the following:

	October 1, 2022			January 1, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$220.6	$(16.1)	$204.5	$24.6	$(9.3)	$15.3
Acquired technologies	183.5	(19.6)	163.9	28.4	(8.7)	19.7
Patents	33.9	(13.3)	20.6	31.5	(12.2)	19.3
Licenses	37.8	(3.6)	34.2	8.1	(2.0)	6.1
Trademarks	18.7	(5.2)	13.5	12.2	(4.1)	8.1
Licenses-related party	7.5	(6.3)	1.2	7.5	(6.0)	1.5
Non-compete agreements(1)	6.3	(0.7)	5.6	0.3	—	0.3
Capitalized software development costs	5.3	(2.8)	2.5	4.3	(2.6)	1.7
Other	1.6	(1.0)	0.6	1.6	(1.1)	0.5
Total intangible assets subject to amortization, net	$515.2	$(68.6)	$446.6	$118.5	$(46.0)	$72.5
Intangible assets not subject to amortization:
Trademarks			262.0			—
Intangible assets, net			$708.6			$72.5
_______________
(1)    In connection with the Sound United acquisition, the Company also acquired non-compete agreements with a gross carrying amount equal to $6.0 million.
A significant portion of the increase in intangible assets was attributable to the Sound United acquisition. Please refer to Note 18, “Business Combinations”, for further details.
Finite lived intangible assets have a weighted-average amortization period ranging from twelve years to fourteen years. Total amortization expense for the three months ended October 1, 2022 and October 2, 2021 was $10.3 million and $2.7 million, respectively. Total amortization expense for the nine months ended October 1, 2022 and October 2, 2021 was $25.5 million and $7.6 million, respectively.
Total renewal costs for patents and trademarks for the three months ended October 1, 2022 and October 2, 2021 were $0.3 million and $0.9 million, respectively. Total renewal costs for patents and trademarks for the nine months ended October 1, 2022 and October 2, 2021 were $1.0 million and $1.3 million, respectively. As of October 1, 2022, the weighted-average number of years until the next renewal was two years for patents and six years for trademarks.
Estimated amortization expense for each of the next fiscal years is as follows:

Fiscal year	Amount (in millions)
2022 (balance of year)	$14.1
2023	28.7
2024	28.4
2025	27.4
2026	25.6
Thereafter	322.4
Total	$446.6

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
10. Goodwill
Changes in goodwill were as follows:

	Nine Months Ended October 1, 2022
(in millions)	Healthcare	Non-healthcare	Total
Goodwill, beginning of period	$100.3	$—	$100.3
Increase from business combinations	—	351.5	351.5
Foreign currency translation adjustment	(5.5)	—	(5.5)
Goodwill, end of period	$94.8	$351.5	$446.3
A significant portion of the increase in goodwill at October 1, 2022 was attributable to the Sound United acquisition. See Note 18, “Business Combinations”, for further details.
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
The Company generally estimates the applicable discount rate used to determine the net present value of lease payments based on available information at the lease commencement date. As of October 1, 2022, the weighted-average discount rate used by the Company for all operating leases was approximately 3.8%.
The balance sheet classifications for amounts related to the Company’s operating leases for which it is the lessee are as follows:

(in millions)	Balance sheet classification	October 1, 2022	January 1, 2022
Lessee ROU assets	Other non-current assets	$69.8	$30.5

Lessee current lease liabilities	Other current liabilities	18.5	6.4
Lessee non-current lease liabilities	Other non-current liabilities	54.5	26.3
Total operating lease liabilities		$73.0	$32.7
As of October 1, 2022 and January 1, 2022, accumulated amortization for lessee ROU assets was $31.9 million and $15.2 million, respectively. The weighted-average remaining lease term for the Company’s operating leases was 5.9 years as of October 1, 2022.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of October 1, 2022, estimated future operating lease payments for each of the following fiscal years were as follows:

Fiscal year	Amount (in millions)
2022 (balance of year)	$5.0
2023	19.4
2024	16.0
2025	12.1
2026	8.5
Thereafter(1)	21.0
Total	82.0
Imputed interest	(9.0)
Present value	$73.0
______________
(1)     Includes optional renewal period for certain leases.
During the three months ended October 1, 2022 and October 2, 2021, operating lease costs were approximately $4.8 million and $2.1 million, respectively. During the nine months ended October 1, 2022 and October 2, 2021, operating lease costs were approximately $12.6 million and $6.2 million, respectively.
12. Other Non-Current Assets
Other non-current assets consist of the following:

(in millions)	October 1, 2022	January 1, 2022
Lessee ROU assets, net	$69.8	$30.5
Derivative assets - non-current	19.4	—
Strategic investments	13.8	13.8
Prepaid deposits and other	7.2	3.9
Other non-current assets	0.4	0.4
Total non-current assets	$110.6	$48.6

13. Deferred Revenue and Other Contract Liabilities, Current
Deferred revenue and other contract liabilities, current, consist of the following:

(in millions)	October 1, 2022	January 1, 2022
Deferred revenue	$56.7	$35.1
Accrued rebates and allowances	36.4	13.6
Accrued customer reimbursements	7.2	7.4
Total deferred revenue and other contract liabilities	100.3	56.1
Less: Non-current portion of deferred revenue	(22.7)	(5.2)
Deferred revenue and other contract liabilities - current	$77.6	$50.9

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
Healthcare Deferred Revenue
Healthcare deferred revenue primarily relates to undelivered equipment, sensors and services under deferred equipment agreements, extended warranty agreements, and maintenance agreements. Expected revenue from remaining contractual performance obligations (Unrecognized Contract Revenue) includes deferred revenue, as well as other amounts that will be invoiced and recognized as revenue in future periods when the Company completes its performance obligations. Unrecognized Contract Revenue excludes revenue allocable to monitoring-related equipment that is effectively leased to customers under deferred equipment agreements and other contractual obligations for which neither party has performed. The estimated timing of this revenue is based, in part, on management’s estimates and assumptions about when its performance obligations will be completed. As a result, the actual timing of this revenue in future periods may vary, possibly materially. As of October 1, 2022, the Company had approximately $1,238.1 million of Unrecognized Contract Revenue related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately $347.8 million of this amount as revenue within the next twelve months and the remaining balance thereafter.
Non-Healthcare Deferred Revenue
In October 2020, Bowers and Wilkins (B&W), a subsidiary of Sound United, entered into an amendment to a licensing agreement, whereby B&W received a $20.0 million royalty prepayment in relation to sound system units manufactured by B&W for various high-end car manufacturers with a total commitment of $35.0 million to be received by September 30, 2028. As of October 1, 2022, deferred revenue was $22.0 million.
Changes in deferred revenue were as follows:

(in millions)	Nine Months Ended October 1, 2022
Deferred revenue, beginning of the period	$35.1
Increase from business combinations	18.6
Revenue deferred during the period	29.2
Recognition of revenue deferred in prior periods	(26.2)
Deferred revenue, end of the period	$56.7
14. Other Current Liabilities
Other current liabilities consist of the following:

(in millions)	October 1, 2022	January 1, 2022
Accrued expenses	$40.5	$12.1
Accrued indirect taxes payable	26.5	16.3
Income tax payable	18.7	12.0
Lessee lease liabilities, current	18.5	6.4
Current portion of long-term debt	13.8	—
Accrued warranty	9.4	2.5
Accrued property taxes	6.0	2.0
Accrued legal fees	5.8	7.1
Related party payables	4.7	3.6
Accrued donations	1.6	3.7
Other current liabilities	6.0	4.7
Total other current liabilities	$151.5	$70.4

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
15. Debt

(in millions)	October 1, 2022	January 1, 2022
Term loan - current portion	$7.5	$—
Japanese loans - current portion	6.3	—
Short-term debt	13.8	—

Term loan - long-term	280.3	—
Revolver - long-term	660.6	—
Japanese loans - long-term	10.5	—
Long-term debt	951.4	—
Total debt	$965.2	$—
Prior Credit Facility
Until April 11, 2022, the Company maintained a credit agreement (Prior Credit Facility) with JPMorgan Chase Bank, N.A., as the Administrative Agent and a Lender, and Bank of the West, a Lender (collectively, the Lenders). The Prior Credit Facility provided for up to $150.0 million of unsecured borrowings, with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity up to $550.0 million in the future with the Lenders and additional lenders, as required. The Prior Credit Facility also provided for a sublimit of up to $25.0 million for the issuance of letters of credit and a sublimit of $75.0 million for borrowings in specified foreign currencies.
On April 11, 2022, the Company paid off all obligations owing under the Prior Credit Facility, and terminated it. As a result of the repayment, the Company expensed $0.1 million of previously capitalized debt issuance costs.
Credit Facility
On April 11, 2022, concurrently with the closing of the Sound United acquisition, as disclosed in Note 18, “Business Combinations”, the Company entered into a new credit agreement (Credit Facility) with financial institutions party thereto as initial lenders (collectively, the Initial Lenders), Citibank, N.A., as Administrative Agent, Citibank, N.A., JPMorgan Chase Bank, N.A., Bank of the West and BofA Securities, Inc., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., Bank of the West and BofA Securities, Inc., as co-syndication agents.
The Credit Facility provides for an unsecured term loan of $300.0 million (Term Loan) and $500.0 million of ongoing unsecured revolving commitments (Revolver), with an option, subject to certain conditions, for the Company to increase the aggregate borrowing capacity by an additional $400.0 million (plus additional unlimited amounts if certain incurrence tests are met) in the future with the Initial Lenders and additional lenders, as required. Debt issuance costs of $8.4 million were recorded as a reduction to the carrying amount of the Credit Facility, and are being amortized to interest expense using the effective interest method.
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
On May 16, 2022, the Company entered into the First Amendment to the Credit Agreement (First Amendment) with the Initial Lenders and Citibank, N.A., as the administrative agent, which amended the Credit Facility. The First Amendment provides for an additional $205 million of unsecured revolving commitments, increasing the aggregate amount of the Revolver from $500 million to $705 million.
Borrowing rates, financial covenants, affirmative and negative covenants and other restricted terms remain unchanged from the Credit Facility. All unpaid principal under the First Amendment will become due and payable on April 12, 2027. The Company was in compliance with the financial covenants as of October 1, 2022.
For each of the three and nine months ended October 1, 2022, the Company incurred total interest expense of $9.7 million and $14.3 million under the Credit Facility, respectively.
For each of the three and nine months ended October 2, 2021, the Company incurred total interest expense of $0.1 million and $0.3 million under the Credit Facility, respectively.
Furthermore, in connection with the Sound United acquisition, the Company assumed three outstanding loans as follows:
Japanese Revolving Loan
In March 2020, Sound United entered into a secured revolving loan (Japanese Revolving Loan) with Mizuho bank, which allows Sound United to borrow up to ¥800 million (approximately $5.5 million). The Japanese Revolving Loan is an evergreen agreement that terminates upon request by either the financial institution or the borrower and is collateralized with land and buildings in Shirakawa-Shi owned by the borrower. Interest accrues at a rate equal to the Mizuho Tokyo Interbank Offered Rate (TIBOR) plus a fixed spread of 0.50% per annum. In connection with the execution of the Japanese Revolving Loan, the Company incurred debt issuance costs of ¥7.2 million (approximately $0.1 million). As of October 1, 2022, the Company had ¥800 million (approximately $5.5 million) of outstanding borrowing under the Japanese Revolving Loan, which is presented under short-term loans on the accompanying condensed consolidated balance sheets.
The Japanese Revolving Loan agreement contains customary affirmative and negative covenants, such as financial reporting requirements and customary covenants that restrict the borrower’s ability to, among other things, provide collateral for obligations borne by the borrower, and determine the eligibility to declare, and amount of potential dividends to be paid during a given fiscal year. The Company was in compliance with the financial covenants as of October 1, 2022.
Japanese Government Loans
In May and June 2020, Sound United received ¥1.48 billion (approximately $10.2 million in non-collateralized Japanese Government Loan facilities (Japanese Government Loans) as part of its local Japanese stimulus program. Interest accrues at a weighted average rate of 1.33% and is repayable in installments with various maturities through June 2035. The non-current portion of the Japanese Government Loans is presented under long-term debt and the current portion is presented under short-term loans on the accompanying condensed consolidated balance sheets. The Company incurred no debt issuance costs in connection with the Japanese Government Loans.
Japanese Equipment Loans
In April and May 2021, Sound United entered into collateralized Japanese Equipment Loans of ¥150 million (approximately $1.0 million), payable in installments through March 2031 with an interest of 0.58%, and ¥80 million (approximately $0.5 million) payable in installments through April 2028 with interest of 1.2%. The non-current portion of the Japanese Equipment Loans is presented under long-term debt and the current portion is presented under short-term loans on the accompanying condensed consolidated balance sheets. The Company incurred no debt issuance costs in connection with these Japanese Equipment Loans.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of October 1, 2022, the aggregate maturities of principal on all debt for each of the next five years and thereafter is as follows:

Fiscal year	Amount (in millions)
2022 (balance of the year)	$7.5
2023	8.6
2024	14.8
2025	16.6
2026	16.6
Thereafter	901.1
Total	$965.2
16. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

(in millions)	October 1, 2022	January 1, 2022
Lessee non-current lease liabilities	$54.5	$26.3
Deferred revenue, non-current	22.7	5.2
Unrecognized tax benefits	17.5	14.9
Income tax payable, non-current	12.7	17.0
Retirement allowance	10.9	—
Indirect tax payable, non-current	7.5	—
Other	0.1	0.6
Total other non-current liabilities	$125.9	$64.0
Unrecognized tax benefits relate to the Company’s long-term portion of tax liability associated with uncertain tax positions. Authoritative guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. See Note 23, “Income Taxes”, to these condensed consolidated financial statements for further details.
17. Derivative Instruments and Hedging Activities
Derivative Instruments - Cash Flow Hedges
The Company’s cash flow hedges are designed to mitigate the risk of exposure to variability in expected future cash flows of recognized assets, liabilities, or any unrecognized forecasted transactions. In July 2022, the Company entered into various interest rate swaps that are designated as cash flow hedges on a substantial portion of the outstanding debt the Company issued to fund the Sound United acquisition. The interest rate swaps reduce the variability of cash flow payments for the Company by converting the variable interest rate on the Company’s long-term debt to an average fixed interest rate of 2.75%. These contracts, carried at fair value, have maturities of approximately five years. All hedging relationships were highly effective at achieving offsetting changes in cash flows attributable to the risk being hedged. The Company used a regression analysis at hedge inception to assess the effectiveness of cash flow hedge and periodically hereafter.
The Company records gains and losses from the changes in the fair value of these instruments as a component of other comprehensive income (loss). Deferred gains or losses from these designated cash flow hedges are reclassified into earnings in the period that the hedged items affects earnings. The Company does not offset fair value amounts recognized for derivative instruments in its condensed consolidated balance sheets for presentation purposes. The following table summarizes the fair value of the hedging instruments, presented on a gross basis, as of October 1, 2022 and January 1, 2022.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

		Condensed Consolidated Balance Sheets
(in millions)	Balance sheet classification	October 1, 2022	January 1, 2022
Interest rate contracts	Other non-current assets	$19.4	$—
Total		$19.4	$—
The following table summarizes the gains (losses) reclassified from accumulated other comprehensive income to the condensed consolidated financial statements for the three and nine months ended October 1, 2022.

		Condensed Consolidated Statement of Operations
(in millions)	Location of gain (loss)	Three Months Ended October 1, 2022	Nine Months Ended October 1, 2022
Cash flow hedges - interest rate contracts	Non-operating loss (income)	$0.8	$0.8
Total		$0.8	$0.8
The following tables summarize the changes in accumulated other comprehensive income related to the hedging instruments:

(in millions)	Amounts
Beginning balance as of July 3, 2022	$—
Amount recognized in other comprehensive income	18.6
Amount reclassified into earnings	0.8
Ending Balance as of October 1, 2022	$19.4
The net of tax gain was $14.7 million as of October 1, 2022.
Derivative Instruments - Foreign Currency Forwards
The Company used foreign currency derivative instruments in the form of forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables denominated in foreign currencies. The Company’s objective is to partially offset gains or losses resulting from these exposures with opposing gains or losses on the forward contracts, thereby reducing volatility of earnings created by these foreign currency exposures. In conjunction with the Sound United acquisition, the Company acquired multiple foreign currency forward contracts. The fair values of the forward contracts are estimated at each period end based on quoted market prices and are recorded as either net asset or liability on the accompanying condensed consolidated balance sheets. These contracts are considered economic hedges but were not designated as hedges. These contracts are recorded net at fair value on the condensed consolidated balance sheets, classified as Level 2 in the fair value hierarchy. As of October 1, 2022, all derivative contracts have matured and were terminated. The gains and losses were recognized in the condensed consolidated statement of operations and were immaterial for the three and nine months ended October 1, 2022.
18. Business Combinations
Sound United Acquisition
On April 11, 2022, the Company completed the previously announced acquisition of Sound United, pursuant to a Merger Agreement dated as of February 15, 2022 (Merger Agreement), by and among the Company, Sonic Boom Acquisition Corp., a wholly-owned subsidiary of the Company (Merger Sub), Viper Holdings Corporation (Sound United), and, solely in its capacity as the Seller Representative, Viper Holdings, LLC, Merger Sub merged with and into Sound United, with Sound United continuing as a wholly-owned subsidiary of the Company (Merger).

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
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
The Company acquired 100% of the equity interests of Sound United for $1.065 billion in cash, subject to adjustments based on Sound United’s net working capital, transaction expenses, cash and debt as of the closing of the Merger (Closing), payable by the Company in cash. The transaction was primarily funded with the proceeds from the Credit Facility. See Note 15, “Debt”, for additional information about the Credit Facility. There was no contingent consideration resulting from the transaction.
The results of operations of Sound United subsequent to the acquisition date and the acquired assets and assumed liabilities, including the preliminary allocation of goodwill and intangible assets, are included in the non-healthcare segment, including revenue of $430.3 million and a net loss of $26.7 million for the period of April 11, 2022 to October 1, 2022.
Acquisition costs
The Company recognized transaction costs related to the Sound United acquisition of $16.6 million for the nine months ended October 1, 2022. These costs include investment banker fees, legal, due diligence, and other external costs that the Company recorded within selling, general and administrative expense.
Purchase price allocations
The purchase price for the Sound United acquisition is preliminary, pending final customary purchase price adjustments. Based on additional supportable information and changes in assumptions during the period, the Company recorded certain measurement period adjustments during the three months ended October 1, 2022. The valuations of the assets acquired and liabilities assumed have not yet been finalized as of October 1, 2022. The purchase price allocation is preliminary and subject to change, including measurement period adjustments, the valuation of intangible assets, leases, deferred taxes, inventory, property, plant and equipment and goodwill. The purchase price allocation will be finalized as the information necessary to complete the required analysis is obtained, which the Company will complete within one year from the acquisition date. Goodwill was calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired in a business combination and represents the future economic benefits expected to arise from intangible assets acquired that do not qualify for separate recognition, including the assembled workforce. Goodwill is not expected to be deductible for tax purposes.
Measurement period adjustments for the period ended October 1, 2022, included changes to the purchase price allocation and total consideration, resulting in a net increase of $14.0 million to goodwill. The measurement period adjustments resulted primarily from valuation inputs pertaining to certain acquired assets based on facts and circumstances that existed as of the acquisition date and did not result from events subsequent to the acquisition date. The fair values assigned to assets acquired and liabilities assumed as of October 1, 2022 are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of the valuation analysis.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The table below summarizes the preliminary allocation of fair value of assets acquired and liabilities assumed, inclusive of measurement period adjustments as of April 11, 2022:

(in millions)	Sound United
Cash consideration(1)	$1,065.0
Purchase price	$1,065.0

Assets acquired:
Cash and cash equivalents	$82.6
Accounts receivables	111.3
Inventories	233.0
Prepaid expenses and other current assets	37.5
Property, plant and equipment	100.0
Intangible asset	649.0
Goodwill	351.5
Long-term other assets	7.2
Total assets acquired	$1,572.1

Liabilities assumed:
Accounts payable	$(118.8)
Accrued liabilities and other current liabilities	(165.0)
Deferred tax liabilities	(157.7)
Other long-term liabilities	(65.6)
Total liabilities assumed	$(507.1)
______________
(1)    The purchase price for the Sound United acquisition is preliminary, pending final customary purchase price adjustments.
Identifiable Intangible Assets
The following table sets forth the components of identifiable intangible assets acquired and the weighted average amortization period as of the acquisition date:

	Weighted average amortization period (in years)	April 11, 2022 (in millions)
Trademarks/tradenames	10	$268.0
Customer relationships	17	196.0
Developed technology	8	156.0
Contractual license agreements	15	29.0
Total	14 years	$649.0
In determining the fair value of the identifiable intangible assets, the Company utilized various forms of the income approach, depending on the asset being valued. The estimation of fair value requires significant judgment related to cash flow forecasts, discount rates reflecting the risk inherent in each cash flow stream, competitive trends, market comparables and other factors. Other inputs included historical data, current and anticipated market conditions, and growth rates. Contractual license agreements have a weighed average amortization period of five years until the next renewal term.

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
Also, during the nine months ended October 1, 2022, Masimo and Sound United incurred $18.1 million and $41.1 million of acquisition-related costs, respectively. Additionally, there were $49.3 million of Profit Interest Units paid out in conjunction with the transaction. These expenses are reflected in pro forma net income for the three months ended October 1, 2022, in the table below and the acquisition related expenses incurred by Masimo are included in selling, general and administrative, in the Company’s condensed consolidated statements of comprehensive income for the three and nine months ended October 2, 2021.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
There are no other material non-recurring pro forma adjustments directly attributable to the acquisition included in the reported pro forma revenue and pro forma net income.

	Three Months Ended		Nine Months Ended
(in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Pro forma net revenue	$549.3	$534.6	$1,676.4	$1,556.3

Pro forma net income (loss)	$38.0	$85.6	$127.0	$54.1
19. Equity
Series A Junior Participating Preferred Stock and Stockholder Rights Plan
In September 2022, the Company authorized and declared a dividend of one preferred stock purchase right (Right) for each outstanding share of its common stock to stockholders of record at the close of business on September 20, 2022 (the Record Date) pursuant to a Rights Agreement, dated as of September 9, 2022, with Broadridge Corporate Issuer Solutions, Inc., as Rights Agent. In addition, one Right was issued with each share of common stock that became outstanding after the Record Date. Each Right entitles the registered holder to purchase from the Company one thousandth of one share of the Company’s Series A junior participating preferred stock, par value $0.001 per share, at a purchase price equal to $1,000.00 per Right, subject to adjustment. Generally, the Rights become exercisable in the event any person or group of affiliated or associated persons acquires beneficial ownership of 10% (20% in the case of a passive institutional investor), subject to certain exceptions. The Rights will expire on the earliest of (i) 5:00 p.m., New York City time, on September 8, 2023, (ii) the time at which the Rights are redeemed, and (iii) the time at which the Rights are exchanged in full.
Stock Repurchase Programs
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
In June 2022, the Board approved a new stock repurchase program, authorizing the Company to purchase up to 5.0 million shares of its common stock on or before December 31, 2027 (2022 Repurchase Program). The 2022 Repurchase Program became effective in July 2022. The Company expects to fund the 2022 Repurchase Program through its available cash, cash expected to be generated from future operations, the Credit Facility and other potential sources of capital. The 2022 Repurchase Program can be carried out at the discretion of a committee comprised of the Company’s CEO and CFO through open market purchases, one or more Rule 10b5-1 trading plans, block trades and privately negotiated transactions. As of October 1, 2022, 5.0 million shares remained available for repurchase pursuant the 2022 Repurchase Program.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The following table provides a summary of the Company’s stock repurchase activities:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Shares repurchased(1)	—	—	3.0	0.5
Average cost per share	$—	$—	$133.82	$235.88
Value of shares repurchased	$—	$—	$401.4	$128.9
______________
(1)     Excludes shares withheld from the shares of its common stock actually issued in connection with the vesting of PSU or RSU awards to satisfy certain U.S. federal and state tax withholding obligations.
20. Stock-Based Compensation
Total stock-based compensation expense for the three months ended October 1, 2022 and October 2, 2021 was $13.5 million and $12.6 million, respectively. Total stock-based compensation expense for the nine months ended October 1, 2022 and October 2, 2021 was $41.7 million and $33.5 million, respectively. As of October 1, 2022, an aggregate of 10.1 million shares of common stock were reserved for future issuance under the Company’s equity plans, of which 3.6 million shares were available for future grant under the Masimo Corporation 2017 Equity Incentive Plan (2017 Equity Plan). Additional information related to the Company’s current equity incentive plans, stock-based award activity and valuation of stock-based awards is included below.
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
Stock-Based Award Activity
Stock Options
The number and weighted-average exercise price of options issued and outstanding under all of the Company’s equity plans are as follows:

	Nine Months Ended October 1, 2022
(in millions, except for weighted-average exercise prices)	Shares	Weighted-Average Exercise Price
Options outstanding, beginning of period	3.0	$81.38
Granted	0.1	150.91
Canceled	(0.1)	160.95
Exercised	(0.1)	57.17
Options outstanding, end of period	2.9	$83.85
Options exercisable, end of period	2.4	$65.32
Total stock option expense for the three months ended October 1, 2022 and October 2, 2021 was $2.7 million and $3.2 million, respectively. Total stock option expense for the nine months ended October 1, 2022 and October 2, 2021 was $9.1 million and $9.9 million, respectively. As of October 1, 2022, the Company had $21.6 million of unrecognized compensation cost related to non-vested stock options that are expected to vest over a weighted-average period of approximately 2.5 years. The weighted-average remaining contractual term of options outstanding with an exercise price less than the closing price of the Company’s common stock as of October 1, 2022 was 4.5 years.
RSUs
The number of RSUs issued and outstanding under all of the Company’s equity plans are as follows:

	Nine Months Ended October 1, 2022
(in millions, except for weighted-average grant date fair value amounts)	Units	Weighted-Average Grant Date Fair Value
RSUs outstanding, beginning of period	2.9	$104.13
Granted	0.3	149.50
Canceled	—	—
Expired	(0.1)	170.37
Vested	—	183.66
RSUs outstanding, end of period	3.1	$105.78
Total RSU expense for the three months ended October 1, 2022 and October 2, 2021 was $3.6 million and $2.4 million, respectively. Total RSU expense for the nine months ended October 1, 2022 and October 2, 2021 was $10.7 million and $6.7 million, respectively. As of October 1, 2022, the Company had $57.6 million of unrecognized compensation cost related to non-vested RSU awards expected to be recognized and vest over a weighted-average period of approximately 3.8 years.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
PSUs
The number of PSUs outstanding under all of the Company’s equity plans are as follows:

	Nine Months Ended October 1, 2022
(in millions, except for weighted-average grant date fair value amounts)	Units	Weighted-Average Grant Date Fair Value
PSUs outstanding, beginning of period	0.3	$168.68
Granted(1)	0.3	145.49
Canceled	—	—
Expired	(0.1)	139.73
Vested	(0.2)	127.46
PSUs outstanding, end of period	0.3	$178.51
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
During the nine months ended October 1, 2022, the Company awarded 142,900 PSUs that will vest three years from the award date, based on the achievement of certain 2025 performance criteria approved by the Board. If earned, the PSUs granted will vest upon achievement of the performance criteria after the year in which the performance achievement level has been determined. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is twice the original award of 142,900 PSUs, or 162,800 shares. Based on management’s estimate of the number of units expected to vest, total PSU expense for the three months ended October 1, 2022 and October 2, 2021 was $7.2 million and $7.0 million, respectively. Based on management’s estimate of the number of units expected to vest, total PSU expense for the nine months ended October 1, 2022 and October 2, 2021 was $21.9 million and $16.9 million, respectively. As of October 1, 2022, the Company had $60.5 million of unrecognized compensation cost related to non-vested PSU awards expected to be recognized and vest over a weighted-average period of approximately 1.6 years.
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
The Black-Scholes option pricing model is used to estimate the fair value of options granted under the Company’s stock-based compensation plans. The range of assumptions used and the resulting weighted-average fair value of options granted at the date of grant were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022(1)	October 2, 2021	October 1, 2022	October 2, 2021
Risk-free interest rate	—%	—%	1.0% to 1.9%	0.3% to 0.9%
Expected term (in years)	0.0	5.1	5.7	5.6
Estimated volatility	—%	—%	31.2% to 38.9%	30.9% to 34.7%
Expected dividends	0%	0%	0%	0%
Weighted-average fair value of options granted	$—	$66.53	$49.69	$75.72
__________________
(1)    No stock options were granted during the three months ended October 1, 2022.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The aggregate intrinsic value of options is calculated as the positive difference, if any, between the market value of the Company’s common stock on the date of exercise or the respective period end, as appropriate, and the exercise price of the options. The aggregate intrinsic value of options outstanding with an exercise price less than the closing price of the Company’s common stock as of October 1, 2022 was $190.7 million. The aggregate intrinsic value of options exercisable with an exercise price less than the closing price of the Company’s common stock as of October 1, 2022 was $186.1 million. The aggregate intrinsic value of options exercised during the nine months ended October 1, 2022 was $12.1 million.
21. Employee Benefits
Defined Contribution Plans
The Company sponsors one qualified defined contribution plan or 401(k) plan, the Masimo Retirement Savings Plan (MRSP), covering the Company’s full-time U.S. employees who meet certain eligibility requirements.
The MRSP matches a Masimo employee’s contribution up to 3% of the Masimo employee’s compensation, subject to a maximum amount. The Company may also contribute to the MRSP on a discretionary basis. The Company contributed $1.8 million and $0.9 million to the MRSP for the three months ended October 1, 2022 and October 2, 2021, respectively, all in the form of matching contributions. The Company contributed $4.5 million and $2.8 million to the MRSP for the nine months ended October 1, 2022 and October 2, 2021, respectively, all in the form of matching contributions. In addition, the Company sponsors various defined contribution plans in certain locations outside of the United States, the contributions to which were not material for any period. On April 11, 2022, in connection with the Sound United acquisition, the MRSP was amended to allow for participation by eligible Sound United employees.
Defined Benefit Plans
The Company sponsors several immaterial noncontributory defined benefit plans in Europe and Asia Pacific. In connection with the Sound United acquisition, the Company assumed sponsorship of two additional defined benefit plans which cover employees in Japan and the Netherlands. The Company’s contributions are designed to fund normal costs on a current basis and to fund the estimated prior service cost of benefit improvements. The unit credit actuarial cost method is used to determine the annual cost. The Company pays the entire cost of the defined benefit plan and funds such costs as they accrue. Virtually all of the assets of the defined benefit plan are comprised of equities and participation in equity and fixed income funds.
The service cost component for the defined benefit plans are recorded in cost of sales and operating expenses in the condensed consolidated statement of operations. All other cost components are recorded in other income (expense), net in the condensed consolidated statement of operations. The Company’s net periodic defined benefit costs for each of the three and nine months ended October 1, 2022, and October 2, 2021 were not material. The Company is still determining its contributions to the defined benefit plans for the year. No contributions were made to the defined benefit plans during the three and nine months ended October 1, 2022 and October 2, 2021. The expected rate of return on the Defined Benefit Plans’ assets for determining net periodic benefit plan cost is 0%.
22. Non-operating (loss) income
Non-operating (loss) income consists of the following:

	Three Months Ended		Nine Months Ended
(in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Interest income	$0.5	$0.2	$1.0	$0.7
Interest expense	(9.7)	—	(14.3)	(0.2)
Realized and unrealized foreign currency gains (losses)	6.4	(0.2)	14.3	(1.2)
Total non-operating (loss) income	$(2.8)	$—	$1.0	$(0.7)

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
23. Income Taxes
The Company has provided for income taxes in fiscal year 2022 interim periods based on the estimated effective income tax rate for the complete fiscal year, as adjusted for discrete tax events, including excess tax benefits or deficiencies related to stock-based compensation, in the period such events occur. The estimated annual effective tax rate is computed based on the expected annual pretax income of the consolidated entities located within each taxing jurisdiction based on legislation enacted as of the balance sheet date. For the three months ended October 1, 2022 and October 2, 2021, the Company recorded discrete tax benefits of approximately $0.3 million and $6.4 million, respectively, related to excess tax benefits realized from stock-based compensation. For the nine months ended October 1, 2022 and October 2, 2021, the Company recorded discrete tax benefits of approximately $2.2 million and $12.0 million, respectively, related to excess tax benefits realized from stock-based compensation.
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
As of October 1, 2022, the liability for income taxes associated with uncertain tax positions was approximately $24.5 million. If fully recognized, approximately $22.4 million (net of federal benefit on state taxes) would impact the Company’s effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits in various jurisdictions may change in the next twelve months due to the expiration of statutes of limitation and audit settlements. However, due to the uncertainty surrounding the timing of these events, an estimate of the change within the next twelve months cannot currently be made.
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
24. Commitments and Contingencies
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
On January 14, 2022, the Company entered into the Second Amendment to the Amended Employment Agreement (Second Amendment) with Mr. Kiani. The Second Amendment provides that the RSUs granted to Mr. Kiani pursuant to the Amended Employment Agreement will vest in full upon the termination of Mr. Kiani’s employment with the Company pursuant to Mr. Kiani’s death or disability. As of October 1, 2022, the expense related to the Award Shares and Cash Payment that would be recognized in the Company’s consolidated financial statements upon the occurrence of a Qualifying Termination under the Amended Employment Agreement, as amended by the Second Amendment, was approximately $664.3 million.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
As of October 1, 2022, the Company had severance plan participation agreements with five executive officers. The participation agreements (the Agreements) are governed by the terms and conditions of the Company’s 2007 Severance Protection Plan (the Severance Plan), which became effective on July 19, 2007 and which was amended effective December 31, 2008.
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
On September 16, 2022, the Company appointed Blair Tripodi as its Chief Operating Officer (COO), Consumer Division. The offer letter entered into with Mr. Tripodi upon completion of the Sound United acquisition included certain compensation, retention and benefit provisions. In addition, Mr. Tripodi is also a limited participant in the Severance Plan, which provides that, if (a) Mr. Tripodi’s employment is terminated on the date of a Change in Control (as defined in the Severance Plan) specifically because his current job, or similar job, is not offered to him on the date of such Change in Control, or (b) Mr. Tripodi’s employment is terminated by the Company without cause or if he terminates his employment with the Company for Good Reason (as defined in the Severance Plan) upon or within 36 months of a Change in Control, fifty percent of Mr. Tripodi’s unvested and outstanding equity-based awards will immediately vest.
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
Purchase Commitments
Pursuant to contractual obligations with vendors, the Company had $386.8 million of purchase commitments as of October 1, 2022 that are expected to be purchased within one year. These purchase commitments have been made for certain inventory items in order to secure sufficient levels of those items, other critical inventory and manufacturing supplies, and to achieve better pricing.
Other Contractual Commitments
In the normal course of business, the Company may provide bank guarantees to support government hospital tenders in certain foreign jurisdictions. As of October 1, 2022, the Company had approximately $4.7 million in outstanding unsecured bank guarantees.
In certain circumstances, the Company also provides limited indemnification within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to potential infringement of intellectual property, and against bodily injury caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. As of October 1, 2022, the Company had not incurred any significant costs related to contractual indemnification of its customers.
Concentrations of Risk
The Company is exposed to credit loss for the amount of its cash deposits with financial institutions in excess of federally insured limits. The Company invests a portion of its excess cash with major financial institutions. As of October 1, 2022, the Company had $219.5 million of bank balances, of which $8.2 million was covered by either the U.S. Federal Deposit Insurance Corporation limit or foreign countries’ deposit insurance organizations.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The Company’s ability to sell its healthcare products to U.S. hospitals depends in part on its relationships with GPOs. Many existing and potential healthcare customers for the Company’s products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes exclusively, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. During the three months ended October 1, 2022 and October 2, 2021, revenue from the sale of the Company’s healthcare products to customers that are members of GPOs approximated 54.0% and 55.0% of healthcare revenue, respectively. During the nine months ended October 1, 2022 and October 2, 2021, revenue from the sale of the Company’s healthcare products to customers that are members of GPOs approximated 52.9% and 51.8% of healthcare revenue, respectively.
For the three months ended October 1, 2022, the Company had sales through one just-in-time distributor that represented 8.9% of revenue. For the three months ended October 2, 2021, the Company had sales through two just-in-time distributors that represented 15.0% and 10.4% of revenue, respectively.
For the nine months ended October 1, 2022, the Company had sales through one just-in-time distributor that represented 10.5% revenue. For the nine months ended October 2, 2021, the Company had sales through two just-in-time distributors that represented 14.6% and 10.4% of revenue, respectively.
As of October 1, 2022 and January 1, 2022, one customer represented 12.2% and 15.7%, respectively, of the Company’s accounts receivable balance. The receivable balance related to such customer is fully secured by a letter of credit.
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
On January 9, 2020, the Company filed a complaint against Apple Inc. (Apple) in the District Court for infringement of a number of patents, for trade secret misappropriation, and for ownership and correction of inventorship of a number of Apple patents listing one of its former employees as an inventor. The Company is seeking damages, injunctive relief, and declaratory judgment regarding ownership of the Apple patents. Apple filed petitions for Inter Partes review (IPR) of the asserted patents in the U.S. Patent and Trademark Office (PTO). The PTO instituted IPR of the asserted patents. On October 13, 2020, the District Court stayed the patent infringement claims pending completion of the IPR proceedings. On February 5, 2021, the Company filed a fourth amended complaint. On February 26, 2021, Apple filed a partial motion to dismiss the trade secrets claim in the fourth amended complaint. On April 21, 2021, the District Court issued an order granting in part and denying in part the motion to dismiss. On May 5, 2021, Apple filed its answer to the fourth amended complaint. On December 7, 2021, Apple filed a motion for partial summary judgment on the trade secrets claim, which was denied on February 17, 2022. Trial is currently set to begin on March 27, 2023. In the IPR proceedings, one or more of the challenged claims of three of the asserted patents were found valid. The challenged claims of nine of the asserted patents were found invalid. The Company and Apple filed notices of appeal with the U.S. Court of Appeals for the Federal Circuit seeking review of the IPR decisions on all asserted patents. The Company filed an opening brief in one consolidated appeal for five asserted patents on August 5, 2022, and Apple filed a reply brief on October 5, 2022. Apple filed opening briefs in two appeals for two asserted patents on October 19, 2022.
On June 30, 2021, the Company filed a complaint with the U.S. International Trade Commission (ITC) against Apple for infringement of a number of other patents. The Company filed an amended complaint on July 12, 2021. On August 13, 2021, the ITC issued a Notice of Institution of Investigation on the asserted patents. From June 6, 2022 to June 10, 2022, the ITC conducted an evidentiary hearing. The current target date for completion of the ITC investigation is April 19, 2023, with an initial determination due December 19, 2022. The Company is seeking an exclusion order and a permanent cease and desist order. Apple filed petitions for IPR of the asserted patents in the PTO and the Company has responded and will continue to respond to each of the petitions before the PTO determines whether to institute IPRs.

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
On October 20, 2022, Apple filed two complaints against the Company in the District Court of Delaware alleging that the Masimo W1™ watch infringes a number of patents. Apple is seeking damages, injunctive relief and declaratory relief. On October 20, 2022, Apple also filed a motion seeking expedited discovery that allegedly relates to a potential motion for a preliminary injunction against the Masimo W1™ watch. The Company intends to vigorously pursue all of its legal remedies in its litigation against Apple and believes the Company has good and substantial defenses to Apple’s claims, but there is no guarantee that the Company will be successful in these efforts.
On October 21, 2022, a complaint was filed in the Delaware Court of Chancery against the Company and the members of the Company’s Board (Director Defendants) by Politan Capital Management LP and Politan Capital NY LLC (Activist Plaintiffs). The complaint seeks relief to (i) declare certain amendments to the Company’s bylaws that became effective on September 9, 2022 (Bylaw Amendments) unenforceable, (ii) find that the Director Defendants breached their fiduciary duties by approving and implementing the Bylaw Amendments and the shareholder rights plan adopted by the Company on September 9, 2022, and refusing to invalidate certain change of control provisions in the Company’s employment agreement with Joe Kiani, the Company’s Chief Executive Officer (CEO), (iii) invalidate certain change of control provisions in Mr. Kiani’s employment agreement, (iv) permanently enjoin the Company and its Board from taking any actions to prevent the Activist Plaintiffs from exercising their rights in accordance with the Company’s prior bylaws to nominate directors, and (v) award the Activist Plaintiffs their fees, costs and expenses in connection with the action covered by the complaint. In response to the complaint, on October 24, 2022, the Company and the Director Defendants filed a counterclaim, answer and defense in the Delaware Court of Chancery against the Activist Plaintiffs, seeking relief to (i) have the court declare that the Bylaw Amendments are valid and enforceable and that the Company is permitted to invalidate any director nominations by the Activist Plaintiffs that are not made in accordance with the amended bylaws and (ii) award the Company reasonable costs, including attorneys’ fees and expenses. The Company stated in the counterclaim that, among other things, the Bylaw Amendments were adopted by the Board after thoughtful deliberation and were designed to increase transparency to ensure that stockholders are sufficiently informed regarding who is being nominated to the Board and who is backing the nomination so that they may have a reasonable opportunity to thoughtfully consider the nominations. On October 28, 2022, the Activist Plaintiffs filed a counterclaim and answer generally denying substantially all of the allegations raised in the Company’s counterclaim and raising a number of affirmative defenses against the Company’s counterclaim. The Company intends to vigorously pursue all of its legal remedies in its litigation against the Activist Plaintiffs and believes that the Company and the Director Defendants have good and substantial defenses to the claims (including those raised in the counterclaim), but there is no guarantee that the Company and the Director Defendants will be successful in these efforts. The Company is unable to determine whether any loss will ultimately occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by the Company in the accompanying condensed consolidated financial statements.
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
25. Segment and Enterprise Reporting
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
Income from operations for each segment includes all geographic revenues, related cost of net revenues and operating expenses directly attributable to the segment. The Company uses operating income, as presented in the Company’s financial reports, as the primary measure of segment profitability. The Company does not allocate costs from corporate functions to segment operating income. Items below operating income are not considered when measuring the profitability of a segment. The Company uses the same accounting policies to generate segment results as the Company does for consolidated results. Non-reportable operating segment and unallocated corporate expenses are reported within “Corporate overhead, and Other”. Segment information presented herein reflects the impact of these changes for all periods presented. There was no inter-segment revenue for any of the periods presented.
Selected information by reportable segment is presented below for the three and nine months ended October 1, 2022 and October 2, 2021:

	Three Months Ended		Nine Months Ended
(in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenues by segment:
Healthcare	$327.2	$307.4	$988.5	$911.6
Non-healthcare	222.1	—	430.3	—
Total revenue by segment	$549.3	$307.4	$1,418.8	$911.6
Gross profit:
Healthcare	$211.4	$204.4	653.5	$599.6
Non-healthcare	77.7	—	150.3	—
Corporate overhead	—	—	—	—
Other(1)	(6.6)	(0.8)	(58.4)	(6.1)
Gross profit	$282.5	$203.6	$745.4	$593.5
Gross profit margin:
Healthcare	64.6%	66.5%	66.1%	65.8%
Non-healthcare	35.0	—	34.9	—
Corporate overhead	—	—	—	—
Other(1)	(1.2)	(0.1)	(10.6)	(1.1)
Gross profit margin:	51.4%	66.2%	52.5%	65.1%
Operating income (loss):
Healthcare	$80.9	$—	$—	$—
Non-healthcare	14.7	—	—	—
Corporate overhead	(14.2)	—	—	—
Other(1)	(26.6)	—	—	—
Operating income	$54.8	$67.6	$136.7	$198.4
Interest income	$0.5	$0.2	$1.0	$0.7
Interest expense	(9.7)	—	(14.3)	(0.2)
Other expense (income), net	6.4	(0.2)	14.3	(1.2)
Income before income taxes	$52.0	$67.6	$137.7	$197.7
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

MASIMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The Company’s depreciation and amortization by segment:

	Three Months Ended		Nine Months Ended
(in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Depreciation and amortization by segment:
Healthcare	$9.0	$9.2	$27.1	$26.4
Non-healthcare	13.9	—	29.5	—
Total depreciation and amortization	$22.9	$9.2	$56.6	$26.4
The Company’s total assets by segment:

	As of	As of
(in millions)	October 1, 2022	January 1, 2022
Total assets by segment:
Healthcare	$1,514.2	$1,866.4
Non-healthcare	1,522.9	—
Corporate overhead	19.3	20.6
Other	—	—
Total assets	$3,056.4	$1,887.0

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
We commenced reporting under this new structure effective for the quarter ended July 2, 2022. The core legacy Masimo financial information for the historical periods remains unchanged. However, the new healthcare segment excludes certain corporate overhead costs and other costs that are non-recurring or non-operational in nature. The new non-healthcare segment was created as a result of the Sound United acquisition. Please see Note 18 “Business Combinations”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Our measurement technologies are available on many types of devices, from bedside hospital monitors like the Root® Patient Monitoring and Connectivity Hub, to various handheld and portable devices, and to the tetherless Masimo SafetyNet™ remote patient surveillance solution. The Masimo Hospital Automation™ Platform facilitates data integration, connectivity, and interoperability through solutions like Patient SafetyNet™(1), Replica® and UniView™ to facilitate more efficient clinical workflows and to help clinicians provide the best possible care, both in-person and remotely. Leveraging our expertise in hospital-grade technologies, we are also expanding our suite of products intended for use outside the hospital and products for consumers, including Sleep™, a sleep quality solution, and the Radius Tº™ wireless, wearable continuous thermometer, and the W1™ biosensing health watch.
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
In August 2022, we announced the full market release of the Masimo W1™ health watch for consumer use. The first of its kind, the Masimo W1™ offers accurate, continuous measurements and insightful health data in a personal, lifestyle-friendly, wrist-worn wearable. Launching alongside the Masimo W1™ is Personal SafetyNet™, a paid subscription service integrated within the Masimo Health app that gives users access to sophisticated reporting tools to help them review their physiological status over time.
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
Supply Chain and Inflationary Pressures
Despite on-going supply chain uncertainties, logistical challenges and the global staffing challenges caused by COVID-19, we are optimistic about our long-term growth opportunities in both the healthcare and non-healthcare segments as our broad portfolio of products and solutions are well suited to address patient and customer needs.

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
Russian-Ukraine Conflict
In response to the ongoing conflict in Ukraine, we continue to monitor the developing situation with respect to ongoing business in Russia and the Ukraine, and are working on appropriate contingency plans that will support our desire to serve existing patient populations while remaining compliant with all applicable U.S. and EU sanctions and regulations. While Russia and Ukraine do not constitute a material portion of our business, a significant escalation or expansion of economic disruption or the conflict’s current scope could have an impact on our business. In the interim, order acceptance for these countries has been halted. For the three and nine months ended October 1, 2022, sales derived from customers based in Russia represented an immaterial percentage of our total revenue.
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
Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as U.S. Dollar amounts and as a percentage of revenue.

	Three Months Ended (in million, except percentages)				Nine Months Ended (in millions, except percentages)
	October 1, 2022	Percentage of Revenue	October 2, 2021	Percentage of Revenue	October 1, 2022	Percentage of Revenue	October 2, 2021	Percentage of Revenue
Revenue	$549.3	100.0%	$307.4	100.0%	$1,418.8	100.0%	$911.6	100.0%
Cost of goods sold	266.8	48.6	103.8	33.8	673.4	47.5	318.1	34.9
Gross profit	282.5	51.4	203.6	66.2	745.4	52.5	593.5	65.1
Operating expenses:
Selling, general and administrative	174.6	31.8	100.6	32.7	471.6	33.2	291.2	31.9
Research and development	53.1	9.7	35.4	11.5	137.1	9.7	103.9	11.4
Total operating expenses	227.7	41.5	136.0	44.2	608.7	42.9	395.1	43.3
Operating income	54.8	10.0	67.6	22.0	136.7	9.6	198.4	21.8
Non-operating (loss) income	(2.8)	(0.5)	—	—	1.0	0.1	(0.7)	(0.1)
Income before provision for income taxes	52.0	9.5	67.6	22.0	137.7	9.6	197.7	21.7
Provision for income taxes	14.1	2.6	9.8	3.2	35.1	2.5	36.3	4.0
Net income	$37.9	6.8%	$57.8	18.8%	$102.6	7.1%	$161.4	17.7%

Comparison of the Three Months ended October 1, 2022 to the Three Months ended October 2, 2021
Revenue. Revenue increased $241.9 million, or 78.7%, to $549.3 million for the three months ended October 1, 2022 from $307.4 million for the three months ended October 2, 2021. Contributing to the increase in revenue was approximately $222.1 million, or 80.1% from the Sound United acquisition and $19.8 million, or 6.4% from the growth in our healthcare business.
Revenue by segment: Revenue by segment is comprised of healthcare and non-healthcare segments. The healthcare segment consists of hospital products and services. The non-healthcare segment consists of consumer audio visual and sound related products. The following table details our revenues by segment for each of the three months ended October 1, 2022 and October 2, 2021:

	Three Months Ended (in millions, except percentage)
	October 1, 2022		October 2, 2021		Increase/ (Decrease)	Percentage Change
Healthcare	$327.2	59.6%	$307.4	100.0%	$19.8	6.4%
Non-healthcare	222.1	40.4	—	—	222.1	100.0
Revenue by segment	$549.3	100.0%	$307.4	100.0%	$241.9	78.7%
The increase in healthcare segment revenue was partially attributable to higher sales of consumables and parameters, offset by the impact of approximately $31.6 million of unfavorable foreign exchange rate movements from the prior year that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. Revenue generated through our direct and distribution sales channels increased $16.7 million, or 6.1%, to $292.4 million for the three months ended October 1, 2022 compared to $275.7 million for the three months ended October 2, 2021. Revenues from our OEM channel increased $3.1 million, or 9.8%, to $34.8 million for the three months ended October 1, 2022 as compared to $31.7 million for the three months ended October 2, 2021.
During the three months ended October 1, 2022, we shipped approximately 76,100 noninvasive technology boards and instruments.
The non-healthcare revenue segment is a new reportable segment resulting from the Sound United acquisition. The non-healthcare segment saw strong demand for consumer audio products, which were partially offset by the impact of unfavorable foreign exchange rate movements from the prior year that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. Despite the improvement of supply of certain component parts, we still maintain a product backlog due to industry-wide supply chain challenges.
Gross Profit. Gross profit consists of revenue less cost of goods sold. Cost of goods sold includes labor, material, overhead and other similar costs related to the production, supply, distribution and support of our products. Our gross profit for the three months ended October 1, 2022 and October 2, 2021 was as follows:

Gross Profit (in millions, except percentages)
Three Months Ended October 1, 2022	Percentage of Net Revenues	Three Months Ended October 2, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$282.5	51.4%	$203.6	66.2%	$78.9	38.8%
Cost of goods sold increased $163.0 million for the three months ended October 1, 2022, compared to the three months ended October 2, 2021, primarily due to higher material, manufacturing and distribution costs associated with the overall increase in sales, the impact of the higher proportion of these types of costs inherent in the newly added non-healthcare segment, and transaction costs incurred related to the Sound United acquisition. Also impacting the increase in cost of goods sold are various expense inefficiencies related to the continued global supply chain constraints in the current logistics environment.
Gross profit decreased to 51.4% for the three months ended October 1, 2022, compared to 66.2% for the three months ended October 2, 2021, primarily due to a change in product revenue mix from the inclusion of non-healthcare product sales.
Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation and related expenses for sales, marketing and administrative personnel, sales commissions, advertising and promotion costs, professional fees related to legal, accounting and other outside services, public company costs and other corporate expenses. Selling, general and administrative expenses for the three months ended October 1, 2022 and October 2, 2021 were as follows:

Selling, General and Administrative (in millions, except percentages)
Three Months Ended October 1, 2022	Percentage of Net Revenues	Three Months Ended October 2, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$174.6	31.8%	$100.6	32.7%	$74.0	73.6%
Selling, general and administrative expenses increased $74.0 million, or 73.6%, for the three months ended October 1, 2022, compared to the three months ended October 2, 2021. This increase was primarily attributable to the Sound United acquisition in the form of higher compensation and other employee-related costs of approximately $22.6 million, higher advertising and marketing-related costs of approximately $14.3 million, higher transaction-related costs of approximately $10.7 million, higher occupancy and other office-related costs of approximately $12.0 million and higher legal and professional fees of $8.3 million.
Research and Development. Research and development expenses consist primarily of salaries, stock-based compensation and related expenses for engineers and other personnel engaged in the design and development of our products. These expenses also include third-party fees paid to consultants, prototype and engineering supply expenses and the costs of clinical trials. Research and development expenses for the three months ended October 1, 2022 and October 2, 2021 were as follows:

Research and Development (in millions, except percentages)
Three Months Ended October 1, 2022	Percentage of Net Revenues	Three Months Ended October 2, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$53.1	9.7%	$35.4	11.5%	$17.7	50.0%
Research and development expenses increased $17.7 million, or 50.0%, for the three months ended October 1, 2022, compared to the three months ended October 2, 2021, primarily due to the Sound United acquisition in the form of higher compensation and employee-related costs of approximately $11.4 million, higher engineering project costs of approximately $3.6 million, higher occupancy and other office-related costs of approximately $1.2 million and higher professional fees of approximately $0.6 million.
Non-operating Loss. Non-operating loss consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating loss for the three months ended October 1, 2022 and October 2, 2021 was as follows:

Non-operating Loss (in millions, except percentages)
Three Months Ended October 1, 2022	Percentage of Net Revenues	Three Months Ended October 2, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$(2.8)	(0.5)%	$—	—%	$(2.8)	—%
Non-operating loss was $2.8 million for the three months ended October 1, 2022, as compared to zero non-operating loss for the three months ended October 2, 2021, primarily due to the net impact of realized and unrealized foreign currency transactions incurred during the period of approximately $6.4 million, which was offset by interest expense incurred under our Credit Facility of approximately $9.7 million.
Provision for Income Taxes. Our provision for income taxes for the three months ended October 1, 2022 and October 2, 2021 was as follows:

Provision for Income Taxes (in millions, except percentages)
Three Months Ended October 1, 2022	Percentage of Net Revenues	Three Months Ended October 2, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$14.1	2.6%	$9.8	3.2%	$4.3	43.9%
For the three months ended October 1, 2022, we recorded a provision for income taxes of approximately $14.1 million, or an effective tax provision rate of 27.1%, as compared to a provision for income taxes of approximately $9.8 million, or an effective tax provision rate of 14.5%, for the three months ended October 2, 2021. The increase in our effective tax rate for the three months ended October 1, 2022 resulted primarily from the impact of the Sound United acquisition. Also contributing to the increase in our effective tax provision rate was a decrease in the amount of excess tax benefits realized from stock-based compensation of approximately $6.1 million compared to the three months ended October 2, 2021.

Comparison of the Nine Months ended October 1, 2022 to the Nine Months ended October 2, 2021
Revenue. Revenue increased $507.2 million, or 55.6%, to $1,418.8 million for the nine months ended October 1, 2022 from $911.6 million for the nine months ended October 2, 2021. Contributing to the increase in revenue was approximately $430.3 million, or 30.3% from the Sound United acquisition and $76.9 million, or 8.4% from the growth in our healthcare business.
Revenue by segment: Revenue by segment is comprised of healthcare and non-healthcare segments. The healthcare segment consists of hospital products and services. The non-healthcare segment consists of consumer audio visual and sound related products. The following table details our revenues by segment for each of the nine months ended October 1, 2022 and October 2, 2021:

	Nine Months Ended (in millions, except percentages)
	October 1, 2022		October 2, 2021		Increase/ (Decrease)	Percentage Change
Healthcare	$988.5	69.7%	$911.6	100.0%	$76.9	8.4%
Non-healthcare	430.3	30.3	—	—	430.3	100.0
Revenue by segment	$1,418.8	100.0%	$911.6	100.0%	$507.2	55.6%
The increase in healthcare segment revenue was partially attributable to higher sales of consumables, parameters and services offset by the impact of approximately $53.8 million of unfavorable foreign exchange rate movements from the prior year that increased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies.
Revenue generated through our direct and distribution sales channels increased $72.8 million, or 9.0%, to $883.2 million for the nine months ended October 1, 2022, compared to $810.4 million for the nine months ended October 2, 2021. Revenues from our OEM channel increased $4.1 million, or 4.1%, to $105.3 million for the nine months ended October 1, 2022 as compared to $101.2 million for the nine months ended October 2, 2021.
During the nine months ended October 1, 2022, we shipped approximately 228,900 noninvasive technology boards and instruments.
The non-healthcare revenue segment is a new reportable segment resulting from the Sound United acquisition. Non-healthcare revenue represented below is from April 11, 2022 through October 1, 2022. The non-healthcare segment saw strong demand for consumer audio products during the nine months ended October 1, 2022, which were partially offset by the impact of unfavorable foreign exchange rate movements from the prior year that decreased the U.S. Dollar translation of foreign sales that were denominated in various foreign currencies. Despite the improvement of supply, we still maintain a product backlog due to industry-wide supply chain challenges.
Gross Profit. Gross profit consists of total revenue less cost of goods sold. Our gross profit for the nine months ended October 1, 2022 and October 2, 2021 was as follows:

Gross Profit (in millions, except percentages)
Nine Months Ended October 1, 2022	Percentage of Net Revenues	Nine Months Ended October 2, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$745.4	52.5%	$593.5	65.1%	$151.9	25.6%
Cost of goods sold increased $355.3 million for the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021, primarily due to higher material, manufacturing and distribution costs associated with the overall increase in sales, the impact of the higher proportion of these types of costs inherent in the newly added non-healthcare segment, and transaction costs incurred related to the Sound United acquisition. Also impacting the increase in cost of goods sold are various expense inefficiencies related to the continued global supply chain constraints in the current logistics environment.
Gross profit decreased to 52.5% for the nine months ended October 1, 2022 compared to 65.1% for the nine months ended October 2, 2021, primarily due to costs associated with an elevated level of customer installations and higher material, manufacturing and distribution costs, along with the inclusion of non-healthcare product costs.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended October 1, 2022 and October 2, 2021 were as follows:

Selling, General and Administrative (in millions, except percentages)
Nine Months Ended October 1, 2022	Percentage of Net Revenues	Nine Months Ended October 2, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$471.6	33.2%	$291.2	31.9%	$180.4	62.0%
Selling, general and administrative expenses increased $180.4 million, or 62.0%, for the nine months ended October 1, 2022, compared to the nine months ended October 2, 2021. This increase was primarily due to the Sound United acquisition in the form of higher compensation and other employee-related costs of approximately $58.6 million, higher transaction-related costs of approximately $32.1 million, and higher advertising and marketing-related costs of approximately $28.2 million, higher legal and professional fees of approximately $25.8 million and higher occupancy and other office-related costs of approximately $24.6 million.
Research and Development. Research and development expenses for the nine months ended October 1, 2022 and October 2, 2021 were as follows:

Research and Development (in millions, except percentages)
Nine Months Ended October 1, 2022	Percentage of Net Revenues	Nine Months Ended October 2, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$137.1	9.7%	$103.9	11.4%	$33.2	32.0%
Research and development expenses increased $33.2 million, or 32.0%, for the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021, primarily due to the Sound United acquisition in the form of higher compensation-related costs of approximately $21.0 million, higher engineering project costs of approximately $6.4 million and higher occupancy and other office-related costs of approximately $3.4 million.
Non-operating Income (Loss). Non-operating income (loss) consists primarily of interest income, interest expense and foreign exchange gains and losses. Non-operating income (loss) for the nine months ended October 1, 2022 and October 2, 2021 was as follows:

Non-operating Income (Loss) (in millions, except percentages)
Nine Months Ended October 1, 2022	Percentage of Net Revenues	Nine Months Ended October 2, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$1.0	0.1%	$(0.7)	(0.1)%	$1.7	(242.9)%
Non-operating income increased by $1.7 million for the nine months ended October 1, 2022, compared to the nine months ended October 2, 2021, primarily due to interest income on cash deposits of approximately $0.9 million in combination with the net impact on realized and unrealized foreign currency denominated transactions incurred during the period of approximately $14.3 million, which were offset by interest expense incurred under our Credit Facility of approximately $14.3 million.
Provision for Income Taxes. Our provision for income taxes for the nine months ended October 1, 2022 and October 2, 2021 was as follows:

Provision for Income Taxes (in millions, except percentages)
Nine Months Ended October 1, 2022	Percentage of Net Revenues	Nine Months Ended October 2, 2021	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
$35.1	2.5%	$36.3	4.0%	$(1.2)	(3.3)%
For the nine months ended October 1, 2022, we recorded a provision for income taxes of approximately $35.1 million, or an effective tax rate of 25.5%, as compared to a provision for income taxes of approximately $36.3 million, or an effective tax rate of 18.4%, for the nine months ended October 2, 2021. The increase in our tax rate for the nine months ended October 1, 2022 resulted primarily from the impact of the Sound United acquisition. Also contributing to the increase in our effective tax provision rate was a decrease in the amount of excess tax benefits realized from stock-based compensation of approximately $9.8 million as compared to the nine months ended October 2, 2021.

Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalent balances, future funds expected to be generated from operations and available borrowing capacity under our Credit Facility. As of October 1, 2022, we had approximately $658.3 million in working capital, of which approximately $219.5 million was in cash and cash equivalents. In addition to net working capital, we had approximately $40.5 million of available borrowing capacity (net of outstanding letters of credit) under our Credit Facility.
In managing our day-to-day liquidity and capital structure, we generally do not rely on foreign earnings as a source of funds. As of October 1, 2022, we had cash totaling $111.0 million held outside of the U.S., of which approximately $41.2 million was accessible without additional tax cost and approximately $39.2 million was accessible at an incremental estimated tax cost of up to $0.4 million. The tax cost on the remaining $30.6 million is not determinable at this time. We currently have sufficient funds on-hand and cash held outside the U.S. that is available without additional tax cost to fund our global operations. In the event funds that are treated as permanently reinvested are repatriated, we may be required to accrue and pay additional U.S. taxes to repatriate these funds.
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended (in millions)
	October 1, 2022	October 2, 2021
Net cash provided by (used in):
Operating activities	$36.0	$167.1
Investing activities	(1,034.9)	(31.5)
Financing activities	525.1	(126.6)
Effect of foreign currency exchange rates on cash	(52.5)	(0.1)
Decrease in cash, cash equivalents and restricted cash	$(526.3)	$8.9
Operating Activities. Cash provided by operating activities was approximately $36.0 million for the nine months ended October 1, 2022, generated primarily from net income from operations of $102.6 million. Non-cash activity included depreciation and amortization of $56.6 million and stock-based compensation of approximately $41.7 million.
Additional uses of cash included changes in operating assets and liabilities, including an increase in inventories of approximately $71.0 million, an increase in accounts receivable of approximately $66.7 million, an increase in deferred costs and other contract assets of approximately $31.6 million, an increase in other non-current assets of approximately $22.2 million, an increase in lease receivables, net of approximately $5.9 million. a decrease in other non-current liabilities of approximately $28.9 million, a decrease in accrued liabilities of approximately $26.5 million, a decrease in income tax payable of approximately $8.4 million, and a decrease in accrued compensation of approximately $6.9 million. These uses of cash were offset by other changes in operating assets and liabilities, including an increase in accounts payable of approximately $69.6 million, an increase in deferred revenue and other contract-related liabilities of approximately $19.7 million, and a decrease in other current assets of approximately $11.7 million.
For the nine months ended October 2, 2021, cash provided by operating activities was approximately $167.1 million, generated primarily from net income from operations of $161.4 million. Non-cash activity included stock-based compensation of $33.5 million and depreciation and amortization of $26.5 million. Additional sources of cash included a decrease in inventories, other current assets, an increase in deferred revenue and other contract-related liabilities and other non-current liabilities of $12.3 million, $4.4 million, $1.4 million and $0.6 million, respectively. These sources of cash were partially offset by other changes in operating assets and liabilities, including a decrease in accounts payable, accrued liabilities, income tax payable and accrued compensation of approximately $4.3 million, $4.0 million, $1.5 million and $1.3 million, respectively, primarily due to the timing of payments; an increase in accounts receivable of approximately $51.0 million, primarily due to the timing of cash receipts; an increase in lease receivable of approximately $9.3 million and an increase in deferred costs and other contract assets of approximately $2.6 million.
Investing Activities. Cash used in investing activities for the nine months ended October 1, 2022 was approximately $1,034.9 million, consisting primarily of approximately $985.0 million for business combinations, net of cash acquired, approximately $36.0 million for purchases of property and equipment, approximately $13.9 million of capitalized intangible asset costs related primarily to patent and trademark costs and license fees.

For the nine months ended October 2, 2021, cash used in investing activities was approximately $31.5 million, consisting primarily of approximately $20.7 million for purchases of property and equipment, approximately $8.2 million of capitalized intangible asset costs related primarily to patent and trademark costs and approximately $2.6 million for strategic investments.
Financing Activities. Cash provided by financing activities for the nine months ended October 1, 2022 was approximately $525.1 million, consisting primarily of proceeds from borrowings under the line of credit of approximately $1,050.6 million, the issuance of common stock related to employee equity awards of approximately $6.9 million, which were partially offset by the repurchases of our common stock of approximately $401.4 million, withholding of shares for employee payroll taxes for vested equity awards of approximately $25.4 million and debt issuance costs of approximately $9.3 million.
For the nine months ended October 2, 2021, cash used in financing activities was approximately $126.6 million, consisting primarily of repurchases of our common stock of approximately $128.9 million and withholding of shares for employee payroll taxes for vested equity awards of approximately $16.7 million, which were partially offset by proceeds from the issuance of common stock related to employee equity awards of approximately $19.0 million.
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
There have been no material changes to any of our critical accounting policies during the nine months ended October 1, 2022. For a description of these critical accounting policies, please refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, which was filed with the SEC on February 15, 2022.
Recent Accounting Pronouncements
For details regarding any recently adopted and recently issued accounting standards, see Note 2, “Summary of Significant Accounting Policies”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks that may arise from adverse changes in market rates and prices, such as interest rates, foreign exchange fluctuations and inflation. We do maintain a derivative instrument for cash flow hedging, but do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash and cash equivalents and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. As of October 1, 2022, the carrying value of our cash equivalents approximated fair value. We manage our risk associated with interest rates fluctuations related to interest expenses under our Credit Facility by engaging in hedging activities. In July 2022, we entered into various interest rate swap contracts to hedge our exposure to changes in cash flows associated with our outstanding debt with variable interest rates. The interest rate swap contracts became effective in the third quarter of fiscal year 2022 with maturities averaging five years or less. See Note 17, “Derivative Instruments and Hedging Activities” for further details.
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
Our foreign currency exchange rate exposures are primarily with the Canadian Dollar, Euro, Japanese Yen, Swedish Krona, the British Pound, Mexican Peso, Turkish Lira and Australian Dollar. Foreign currency exchange rates may experience significant volatility from one period to the next. Specifically, during the nine months ended October 1, 2022, we estimate fluctuations in the exchange rates between the U.S. Dollar and other foreign currencies, including the Euro, the Japanese Yen, the British Pound, the South Korean Won, Turkish Lira and the Australian Dollar, have unfavorably impacted our revenues by $21.4 million.
We currently enter into forward exchange contracts to hedge foreign currency exposures, but do not use derivative financial instruments for trading or speculative purposes. The effect of additional changes in foreign currency exchange rates could have a material effect on our future operating results or cash flows, depending on which foreign currency exchange rates change and depending on the directional change (either a strengthening or weakening against the U.S. Dollar). We estimate that the potential impact of a hypothetical 10% adverse change in all applicable foreign currency exchange rates from the rates in effect as of October 1, 2022 would have resulted in an estimated reduction of $25.0 million in reported pre-tax income for the nine months ended October 1, 2022. As our foreign operations continue to grow, our exposure to foreign currency exchange rate risk may become more significant.
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
The Sound United acquisition was completed on April 11, 2022. The financial results of Sound United are included in our unaudited condensed consolidated financial statements for the quarter ended October 1, 2022. The Sound United business represented approximately $222.1 million of revenue and $0.5 million of net loss for the third quarter of fiscal year 2022. As this acquisition occurred in the second quarter of fiscal year 2022, the scope of our assessment of our internal control over financial reporting does not include Sound United. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope during the first year following the date of acquisition.
During the three months ended October 1, 2022, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 24, “Commitments and Contingencies”, to our accompanying condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
•*If our healthcare products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury, we will be subject to medical device reporting regulations and other applicable laws, and may need to initiate voluntary or mandatory corrective actions, such as the recall of our healthcare products.
•Promotion of our healthcare products using claims that are off-label, unsubstantiated, false or misleading could subject us to substantial penalties.
•*The regulatory environment governing information, data security and privacy is increasingly demanding and evolving.
•We may be subject to or otherwise affected by federal and state healthcare laws, including fraud and abuse laws, and could face substantial penalties if we are unable to fully comply with these laws.
•*U.S. and international legislative and regulatory changes in the healthcare industry could have a negative impact on our financial performance.
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
•*Future strategic initiatives, including acquisitions of businesses and strategic investments, could negatively affect our business, financial condition and results of operations if we fail to integrate the acquired businesses and their employees successfully into our existing operations or achieve the desired results of our initiatives.
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
•*Our corporate documents, Delaware law and our stockholder rights plan contain provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock.
•*Shareholder activism could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price.
•Exclusive forum provisions in our bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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
Since 1998, we have been a party to a cross-licensing agreement with Cercacor (as amended, the Cross-Licensing Agreement), under which we granted Cercacor:
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
Some of the world’s largest technology companies that have not historically operated in the healthcare or medical device space, such as Alphabet Inc., Amazon.com, Inc., Apple Inc., Samsung Electronics Co., Ltd. and others, have developed or may develop products and technologies that may compete with our current or future products and technologies. For example, in September 2021, Apple, Inc. announced that its Apple Watch Series 7 includes a blood oxygen level monitoring feature and a sleep tracking function, both of which compete with our existing products. In addition, in October 2022, Apple, Inc. announced that its Apple Watch Series 8 includes an ECG app, as well as fall detection and temperature sensing capabilities, which may compete with certain of our existing products and products in development. In our non-healthcare business, our competition includes the technology companies referenced above as well as sellers of consumer audio products, such as Bang & Olufsen®, Bose®, Harman International®, JBL®, Sonos® and Sony®. Many of these companies have substantially greater capital, research and development, and sales resources than we have. To effectively compete, we may need to expand our product offerings and distribution channels, which in the interim could increase our research and development costs and decrease our operating margins, thereby adversely impacting our business, financial condition and results of operations.
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
Additionally, increases in demand resulting from global medical crises, such as the ongoing COVID-19 pandemic, may be short lived. If the increased demand results in a stockpiling of our healthcare products by, or excess inventory at, our customers, future orders may be delayed or canceled until such on-hand inventory is consumed.
*The loss of any large customer or distributor, or any cancellation or delay of a significant purchase by a large customer, could reduce our net sales and harm our operating results.
Our healthcare business has a concentration of OEM, distributor and direct customers. For example, sales to one just-in-time distributor represented 10% or more of our healthcare product sales for the fiscal quarter ended October 1, 2022. Similarly, within our non-healthcare business, we sell products through distributors, resellers, direct-to-consumer and to large retailers. No individual retailer represented more than 10% of our non-healthcare product sales for the fiscal quarter ended October 1, 2022.
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
We believe that the success of our business depends, in part, on obtaining patent protection for our products and technologies, defending our patents and preserving our trade secrets. We were previously involved in significant litigation to protect our patent positions related to some of our pulse oximetry signal processing patents that resulted in various settlements. We believe some of the new market entrants in the healthcare and monitoring space, including some of the world’s largest technology companies, may be infringing our intellectual property, and we may be required to engage in additional litigation to protect our intellectual property in the future. In addition, we believe that certain individuals who previously held high level technical and clinical positions with us misappropriated our intellectual property for the benefit of themselves and other companies. For example, on January 9, 2020, we initiated litigation against Apple Inc. for infringement of a number of patents, for trade secret misappropriation and for ownership and correction of inventorship of a number of Apple Inc. patents that list one of our former employees as an inventor. In addition, on June 30, 2021, we filed a complaint with the ITC against Apple Inc. for infringement of a number of other patents. On October 20, 2022, Apple filed two complaints against us and Sound United alleging that the Masimo W1™ watch infringes a number of patents. For additional information related to these litigations, please see Note 24, “Commitments and Contingencies”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our ongoing and future litigation could result in significant additional costs and further divert the attention of our management and key personnel from our business operations and the implementation of our business strategy and may not be successful or adequate to protect our intellectual property rights.
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
Furthermore, foreign regulatory requirements may change from time to time, which could adversely affect our ability to market new products, and/or continue to market existing products, internationally. Certain significant changes in the international regulatory landscape have recently taken place or will take place in the near future. These include the new EU Medical Devices Regulation (EU) 2017/745 (MDR), which came into effect on May 26, 2021 and a new regulatory regime in the UK effective since January 1, 2021 as a result of the UK’s exit from the EU (Brexit).
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
*If our healthcare products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury, we will be subject to medical device reporting regulations and other applicable laws, and may need to initiate voluntary or mandatory corrective actions, such as the recall of our healthcare products.
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
*The regulatory environment governing information, data security and privacy is increasingly demanding and evolving.
Personal privacy and data security have become significant issues in the U.S., Europe, the Middle East, Canada, China and many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future.
Several U.S. states have passed comprehensive privacy laws that will go into effect in 2023. Of note among them is the California Consumer Privacy Rights Act (CPRA), which amends and expands the California Consumer Privacy (CCPA). The CPRA, which will go into effect on January 1, 2023, along with the CCPA, governs the transmission, security and privacy of California residents’ personal information. The CPRA has a twelve month look-back period for enforcement purposes. Among many new requirements, the CPRA creates a category for sensitive data including health and other personal information that requires additional safeguards and disclosures. In addition, the CPRA expands consumers’ rights and has enhanced enforcement mechanisms such as the creation of a California Privacy Protection Agency that will investigate and enforce the CPRA and its promulgating regulations. The CPRA also requires us to make disclosures to consumers about our data collection, use and sharing practices, allows consumers to opt out of certain data sales to third parties, affords new consumer rights, and provides a cause of action for data breaches with the possibility of significant statutory damage awards as well as injunctive or declaratory relief if there has been unauthorized access, theft or disclosure of specified personal information due to failure to implement reasonable security procedures.

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
Internationally, the European Data Protection Board recently released new guidelines on enforcement and fines related to the General Data Protection Regulation (GDPR). The new guidelines suggest a tougher stance on enforcement and stiffer fines for companies that violate the GDPR. This is in addition to the continued complexities involving the transfer of personal data from Europe to the U.S. following the Schrems II decision. The U.S. and the European Commission have been in discussions for a new Trans-Atlantic data privacy framework, Privacy Shield 2.0, which is anticipated to go into effect at the end of 2022 or the beginning of 2023, which will require additional compliance efforts from our company. In March 2022, the U.S. and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not yet been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities.
Further, Brexit has led and could also lead to legislative and regulatory changes that may increase our compliance costs. As of January 1, 2021 and the expiry of transitional arrangements agreed to between the UK and the EU, data processing in the UK is governed by a UK version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an Adequacy Decision for the UK, allowing for the relatively free exchange of personal information between the EU and the UK, however, the European Commission may suspend the Adequacy Decision if it considers that the UK no longer provides for an adequate level of data protection.
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
*U.S. and international legislative and regulatory changes in the healthcare industry could have a negative impact on our financial performance.
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
The COVID-19 pandemic has created significant uncertainty in the U.S. and around the globe, resulting in both challenges and opportunities for our business. Government-imposed travel restrictions and business closures arising from the COVID-19 pandemic have resulted, and may continue to result, in direct operational and administrative disruptions to our domestic and foreign facilities. In addition, quarantines, shelter-in-place and similar orders by local governments have impacted and could further impact the productivity of our manufacturing, engineering, sales and administrative staff and facilities in the U.S. and other countries. Further, sales of our non-healthcare products have been, and may continue to be, negatively affected by forced closures of retail stores, insufficient retail staffing and decreased retail foot traffic.
If we are required or otherwise elect to mandate vaccines for our employees, we may experience workforce constraints due to shortages of vaccinated personnel. In addition, our suppliers who are subject to similar vaccination mandates or regulations may experience similar constraints, thereby affecting their ability to provide to us with sufficient inventory or material to meet our demands and needs in a timely manner. All of these factors could negatively affect our business and operations.

Furthermore, global supply chains and the timely availability of raw materials, component parts and products may be materially disrupted by the COVID-19 pandemic and measures taken to combat COVID-19, such as quarantines, government mandates surrounding vaccinations, factory slowdowns or shutdowns, border closings and travel restrictions. In addition, our suppliers have experienced, and may continue to experience, difficulties in delivering raw materials, components and products to us as transportation networks and distribution facilities have been disrupted, resulting in delays at ports of arrival. Furthermore, the availability of shipping containers has decreased and there have been global changes in the types of goods being shipped, all of which have resulted in increased shipping costs and shipping delays, which may affect the availability of raw materials, component parts and products to meet our sales demand. For example, we utilize semiconductor chips in certain products that we manufacture. Semiconductor chips have been subject to an ongoing global supply shortage and our ability to source semiconductor chips or the components that use semiconductor chips was adversely affected in the first three quarters of 2022 and may continue to be adversely affected in the future. Component delivery lead times have increased and are expected to continue to increase, which may cause delays in our production of products and increase the cost to obtain semiconductor chips and components that use semiconductor chips. If this semiconductor chip shortage or shortages of other component parts continues, we may continue to experience delays, production interruptions, increased costs and an inability to fulfill engineering design changes or customer demand, each of which could adversely affect our business and financial performance.
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
We depend on certain sole or limited source suppliers for certain key materials and components, including digital signal processor chips and analog-to-digital converter chips for certain products. These suppliers are located around the world, and the production and shipment of such materials and components may be constrained globally due to freight carrier delays and other disruptions to the supply chain, as well as a reduction in employees associated with the COVID-19 pandemic. We may experience manufacturing problems related to these suppliers and other outside sources if such suppliers fail to develop, manufacture or ship products and components to us on a timely basis, or provide us with products and components that do not meet our quality standards and required quantities. We have experienced supply constraints with regard to certain digital signal processor chips and other components during the pandemic, which adversely affected our sales during the first three quarters of 2022 and may adversely affect our future sales. In addition, from time to time there have been industry-wide shortages of certain components that we use in certain products. We may also experience price increases for materials, components and shipping with no guarantee that such increases can be passed along to our customers, which could adversely impact our gross margins.
If any of these problems occur, we may be unable to obtain substitute sources for these products and components on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time.

*Future strategic initiatives, including acquisitions of businesses and strategic investments, could negatively affect our business, financial condition and results of operations if we fail to integrate the acquired businesses and their employees successfully into our existing operations or achieve the desired results of our initiatives.
We have acquired several businesses since our inception and we may acquire additional businesses in the future. For example, on April 11, 2022, we completed our acquisition of Sound United. In connection with the Sound United acquisition, on April 11, 2022 we entered into a Credit Agreement (Credit Facility) to partially fund the acquisition. Future acquisitions may require additional debt or equity financing, which could be dilutive to our existing stockholders or reduce our earnings per share or other financial metrics. Even if we complete acquisitions, there are many factors that could affect whether such acquisition, including our recently completed acquisition of Sound United, will be beneficial to our business, including, without limitation:
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
In connection with the Sound United acquisition, we have expanded our business and product strategy to additionally focus on non-healthcare consumer products to integrate with our successful medical technology businesses. Further, we may introduce certain changes to our existing healthcare products or introduce new and unproven products. Prior to the Sound United acquisition, we did not have significant experience with consumer hardware products, and Sound United does not have experience with healthcare products, which may adversely affect our ability to successfully develop and market these products and technologies and integrate them with our existing products and platforms. We expect this will be a complex, evolving, and long-term strategic initiative that will involve the development of new and emerging technologies, continued investment in medical technology and consumer products, and collaboration with other companies, developers, partners and other participants. However, our non-healthcare business may not develop in accordance with our vision and expectations, and market acceptance of features, products or services we build for our consumer business may be uncertain. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in the consumer products business. Our new strategic efforts may also divert resources and management attention from other areas of our business. In addition, as our non-healthcare business continues to evolve, we may be subject to a variety of laws and regulations in the U.S. and international jurisdictions, which we were not previously affected by, including in the areas of privacy, which may delay or impede the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business. As a result of these or other factors, our non-healthcare expansion and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.
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
As of October 1, 2022, our current directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 9.7% of our outstanding stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies in their roles as stockholders. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests.
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
*Our corporate documents, Delaware law and our stockholder rights plan contain provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock.
Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes our Board to issue up to 5.0 million shares of “blank check” preferred stock. As a result, without further stockholder approval, our Board has the authority to attach special rights, including voting and dividend rights, to this preferred stock, including pursuant to a stockholder rights plan, such as those underlying the Rights Agreement we adopted on September 9, 2022. The Rights Agreement may have the effect of discouraging or preventing a change in control by, among other things, making it uneconomical for a third party to acquire us without the consent of our Board. With these rights, preferred stockholders could make it more difficult for a third-party to acquire us. The rights of holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any such class or series of preferred stock that may be issued pursuant to the Rights Agreement.
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
We are also subject to anti-takeover provisions under the General Corporation Law of the State of Delaware (DGCL). Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third-party from making a takeover offer and could delay or prevent a change in control of us. For purposes of these provisions, an “interested stockholder” generally means someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the DGCL.
*Shareholder activism could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price.
We have been subject to shareholder activism and may be subject to such activism in the future, which could result in substantial costs and divert management’s and our Board’s attention and resources from our business. Such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers, or suppliers and make it more difficult to attract and retain qualified personnel. We may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors.

We may be subjected to a proxy contest or to litigation by activist investors, including litigation related to the Rights Agreement adopted on September 9, 2022. For example, on October 21, 2022, a complaint was filed in the Delaware Court of Chancery against us and members of our Board by Politan Capital Management LP and Politan Capital NY LLC (Activist Plaintiffs). The complaint seeks relief to (i) declare certain amendments to our bylaws that became effective on September 9, 2022 (Bylaw Amendments) unenforceable, (ii) find that our Board breached their fiduciary duties by approving and implementing the Bylaw Amendments and the shareholder rights plan adopted by us on September 9, 2022, and refusing to invalidate certain change of control provisions in our employment agreement with Joe Kiani, (iii) invalidate certain change of control provisions in our CEO, Mr. Kiani’s employment agreement, (iv) permanently enjoin us and our Board from taking any actions to prevent the Activist Plaintiffs from exercising their rights in accordance with our prior bylaws to nominate directors, and (v) award the Activist Plaintiffs their fees, costs and expenses in connection with the action covered by the complaint. In response to the complaint, on October 24, 2022, we filed a counterclaim, answer and defense against the Activist Plaintiffs, seeking relief to (a) have the court declare that the Bylaw Amendments are valid and enforceable and that we are permitted to invalidate any director nominations by Activist Plaintiffs that are not made in accordance with the amended bylaws and (b) award us reasonable costs, including attorneys’ fees and expenses. On October 28, 2022, the Activist Plaintiffs filed a counterclaim and answer generally denying substantially all of the allegations raised in our counterclaim and raising a number of affirmative defenses against our counterclaim. We intend to vigorously pursue all of our legal remedies in our litigation against the Activist Plaintiffs, but there is no guarantee that we will be successful in these efforts. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties related to any shareholder activism.
Exclusive forum provisions in our bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that the state or federal courts located within the State of Delaware are the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees or stockholders to our stockholders, (iii) any action asserting a claim against us arising pursuant to the DGCL, our certificate of incorporation or our bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine. However, this choice of forum provision does not apply to (a) actions in which the Court of Chancery in the State of Delaware concludes that an indispensable party is not subject to the jurisdiction of Delaware courts, or (b) actions in which a federal court has assumed exclusive jurisdiction to a proceeding. This choice of forum provision is not intended to apply to any actions brought under the Securities Act of 1933, as amended (the Securities Act), or the Securities Exchange Act of 1934, as amended (the Exchange Act). Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees or stockholders, which may discourage such lawsuits against us and our directors, officers and other employees or stockholders.
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
We currently derive approximately 44% of our net sales from international operations. In addition, we purchase a portion of our raw materials and components from international sources. The sale and shipment of our products across international borders, as well as the purchase of materials and components from international sources, subject us to extensive U.S. and foreign governmental trade regulations, including those related to duties, tariffs and conflict minerals. Compliance with such regulations is costly and we could be exposed to potentially significant penalties, fines and interest if we are found not to be in compliance with such regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. We have historically engaged in transactions with entities related to or located in countries subject to certain U.S. export restrictions. For example, we have had sales of medical products destined for Iran.
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
Although these activities have not been financially material to our business, financial condition or results of operations, and were undertaken in accordance with general licenses authorizing such activities issued by the U.S. Treasury Department’s Office of Foreign Assets Control, we may not be successful in ensuring compliance with limitations or restrictions on business in Iran or any other countries subject to economic sanctions and embargoes imposed by the U.S.. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping, manufacturing and sales activities. Any material decrease in our international sales would adversely affect our business, financial condition and results of operations.
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
We currently do not hedge our foreign currency exchange rate risk. As a result, changes in foreign exchange rates could have a material adverse effect on our business, financial condition and results of operations. For additional information related to our foreign currency exchange rate risk, please see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q.
*We currently manufacture our products at a limited number of locations and any disruption to, expansion of, or changes in trade programs related to such manufacturing operations could adversely affect our business, financial condition and results of operations.
We rely on manufacturing facilities in California, New Hampshire, Mexico, Asia and Europe that may be affected by natural or man-made disasters. Earthquakes are of particular significance since some of our facilities are located in earthquake-prone areas. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist or terrorist organizations, epidemics, communication failures, fire, floods, hurricanes and similar events. Our facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial time to repair if significant damage were to result from any of these occurrences.
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
Our products expose us to product liability claims and product recalls, including, but not limited to, those that may arise from unauthorized off-label use, malfunctions, design flaws or manufacturing defects related to our products or the use of our products with incompatible components or systems. In addition, as we continue to expand our product portfolio, we may enter or create new markets, including consumer markets, which may expose us to additional product liability risks. For example, with the acquisition of TNI® in March 2020, we added softFlow® technology to our product portfolio. While this technology provides efficient, quiet and comfortable respiratory support to patients, it may present increased risk of infection to caregivers. In addition, with the Sound United acquisition, we added multiple broadly distributed premium audio brands to our product portfolio and significantly expanded our consumer base worldwide, which could expose us to increased product liability claims.
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
The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the U.S. and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in challenges associated with timely receipt of customer payments and banking transactions, increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. In addition, as a result of the current conflict, we have stopped selling non-healthcare products in Russia indefinitely. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the war in Ukraine may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our product prices; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.
*Our stock price may be volatile, and your investment in our stock could suffer a decline in value.
There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $112.97 to $284.87 per share from January 2, 2022 to October 1, 2022. Factors contributing to our stock price volatility may include our financial performance, as well as broader economic, political and market factors, including the COVID-19 pandemic. In addition to the other risk factors previously discussed in this Quarterly Report on Form 10-Q, there are many other factors that we may not be able to control that could have a significant effect on our stock price. These include, but are not limited to:
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
•shareholder activism;
•changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally; and
•short selling or other hedging activity in our stock.
Therefore, you may not be able to resell your shares at or above the price you paid for them.
Our investors could experience substantial dilution of their investments as a result of subsequent exercises of our outstanding options, vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs), or the grant of future equity awards by us.
As of October 1, 2022, approximately 10.1 million shares of our common stock were reserved for issuance under our equity incentive plans, of which approximately 2.9 million shares were subject to options outstanding at such date at a weighted-average exercise price of $83.85 per share, approximately 3.1 million shares were subject to outstanding RSUs, approximately 0.3 million shares were subject to outstanding PSUs and approximately 3.6 million shares were available for future awards under our 2017 Equity Incentive Plan. Over the past 36 months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. To the extent outstanding options are exercised or outstanding RSUs or PSUs vest, our existing stockholders may incur dilution.
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

Any repurchase of our common stock under the stock repurchase plan authorized by our Board in June 2022 (Repurchase Program) will be at the discretion of a committee comprised of our CEO and Chief Financial Officer, and will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources, including debt, and the market price of our common stock. In addition, on August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, imposes an excise tax of 1% tax on the fair market value of net stock repurchases made after December 31, 2022. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing additional outstanding shares. For additional information related to our Repurchase Program, please see Note 19, “Equity”, to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Item 6. Exhibits

EXHIBIT INDEX
Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation (Exhibit 3.2)
3.2	(2)	Third Amended and Restated Bylaws adopted on September 9, 2022 (Exhibit 3.2)
3.3	(2)	Certification of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Company (Exhibit 3.1)
4.1	(1)	Amended Form of Common Stock Certificate
4.2	(1)	Fifth Amended and Restated Registration Rights Agreement made and entered into as of September 14, 1999, between Masimo Corporation and certain of its stockholders (Exhibit 4.2)
4.3#*+	(3)	Masimo Retirement Savings Plan (Exhibit 4.3)
4.4	(2)
Rights Agreement dated as of September 9, 2022, by and between the Company and Broadridge Corporate Issuer Solutions, Inc., as rights agent, which includes as Exhibit B the Form of Rights Certificate (Exhibit 4.1)

10.1#	(4)	Offer Letter, dated April 1, 2022, between the Company and Blair Tripodi (Exhibit 10.1).
10.2#	(4)	Amended and Restated 2007 Severance Protection Plan, Limited Participation Agreement, dated September 16, 2022 between the Company and Blair Tripodi (Exhibit 10.2)
10.3*†		Manufacturing and Purchase Agreement, dated October 2, 2008, by and between Analog Devices, Inc. and the Registrant
10.4*†		Lease agreement, dated as of August 15, 2022, by and between SJ Holdings SDN BHD, and Masimo Medical Technologies (Malaysia) SDN BHD
10.5*†		Monetary Consumption Loan Agreement Certificate, dated June 30, 2019, by and between JFC Corporation and D&M Holdings
10.6*		Special Overdraft Agreement, dated February 27, 2020, by and between Mizuho Bank and D&M Holding Co., Ltd.
31.1*		Certification of Joe Kiani, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*		Certification of Micah Young, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1**		Certification of Joe Kiani, Chief Executive Officer, and Micah Young, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*		XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.INS*		XBRL Taxonomy Extension Schema Document
101.SCH*		XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL*		XBRL Taxonomy Extension Definition Linkbase Document
101.DEF*		XBRL Taxonomy Extension Label Linkbase Document
101.LAB*		XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE*		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
104
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of October 1, 2022 and January 1, 2022, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2022 and October 2, 2021, respectively, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 1, 2022 and October 2, 2021, respectively, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2022 and October 2, 2021, respectively, and (v) Notes to Condensed Consolidated Financial Statements.
 ______________
(1)    Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (No. 333-142171), originally filed on April 17, 2007. The number given in parentheses indicates the corresponding exhibit number in such Form S-1, as amended.

(2)    Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on September 9, 2022. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
(3)    Incorporated by reference to the exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2022. The number given in parentheses indicates the corresponding exhibit number in such Form 10-Q.
(4)    Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on September 19, 2022. The number given in parentheses indicates the corresponding exhibit number in such Form 8-K.
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

MASIMO CORPORATION

Date: November 8, 2022	By:	/s/ JOE KIANI
Joe Kiani
Chief Executive Officer and Chairman

Date: November 8, 2022	By:	/s/ MICAH YOUNG
Micah Young
Executive Vice President and Chief Financial Officer